Form 10-Q
period 2010-03-31
Primerica, Inc.
filed 2010-05-17
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34680

Primerica, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1204330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3120 Breckinridge Boulevard Duluth, Georgia	30099
(Address of principal executive offices)	(ZIP Code)

(770) 381-1000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of May 14, 2010
Common Stock, $.01 Par Value	72,722,117 shares

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PRIMERICA, INC.

(Wholly Owned by Citigroup Inc.)

Combined Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
	(In thousands)
Assets

Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,882,062 in 2010 and $6,138,058 in 2009)	$2,011,949	$6,378,179
Trading securities, at fair value (cost: $14,900 in 2010 and $18,387 in 2009)	14,866	16,996
Equity securities available for sale, at fair value (cost: $16,375 in 2010 and $45,937 in 2009)	21,158	49,326
Policy loans and other invested assets	25,774	26,947

Total investments	2,073,747	6,471,448
Cash and cash equivalents	929,153	625,260
Accrued investment income	23,803	71,382
Premiums and other receivables	190,499	169,225
Due from reinsurers	3,595,239	867,242
Due from affiliates	1,927	1,915
Deferred policy acquisition costs	702,429	2,789,905
Intangible assets	78,010	78,895
Income taxes	56,114	—
Other assets	100,303	59,167
Separate account assets	2,222,267	2,093,342

Total assets	$9,973,491	$13,227,781

Liabilities and Stockholders’ Equity

Liabilities:
Future policy benefits	$4,248,277	$4,197,454
Unearned premiums	6,355	3,185
Policy claims and other benefits payable	233,792	218,390
Other policyholders’ funds	390,147	382,768
Income taxes	—	890,617
Due to affiliates	842,075	202,507
Other liabilities	283,879	295,745
Separate account liabilities	2,222,267	2,093,342
Commitments and contingent liabilities (see Note 7)

Total liabilities	8,226,792	8,284,008

Stockholders’ equity:
Paid-in capital	1,312,072	1,124,096
Retained earnings	300,531	3,648,801
Accumulated other comprehensive income, net of income tax benefit of $71,661 in 2010 and $94,043 in 2009	134,096	170,876

Total stockholders’ equity	1,746,699	4,943,773

Total liabilities and stockholders’ equity	$9,973,491	$13,227,781

See accompanying notes to combined financial statements.

PRIMERICA, INC.

(Wholly Owned by Citigroup Inc.)

Combined Statements of Income - Unaudited

	Three months ended March 31,
	2010	2009
	(In thousands, except for share and per-share amounts)
Revenues:
Direct premiums	$537,845	$516,647
Ceded premiums	(148,119)	(137,609)

Net premiums	389,726	379,038
Net investment income	82,576	82,385
Commissions and fees	91,690	79,717
Realized investment gains (losses), including other-than-temporary impairment losses	31,057	(11,259)
Other	11,893	12,955

Total revenues	606,942	542,836

Benefits and expenses:
Benefits and claims	170,735	145,749
Amortization of deferred policy acquisition costs	91,756	94,814
Insurance commissions	6,371	14,620
Insurance expenses	37,529	40,088
Sales commissions	43,881	40,189
Other operating expenses	36,268	32,601

Total benefits and expenses	386,540	368,061

Income before income taxes	220,402	174,775
Income taxes	77,116	62,218

Net income	$143,286	$112,557

Pro forma earnings per share:
Basic	$1.91

Diluted	$1.91

Pro forma shares used in computing earnings per share:
Basic	75,000,000

Diluted	75,000,000

Supplemental disclosures:
Total impairment losses	$(10,561)	$(35,709)
Portion of impairment losses recognized in other comprehensive income before income taxes	—	15,195

Net impairment losses recognized in earnings	(10,561)	(20,514)
Other realized investment gains	41,618	9,255

Total realized investment gains (losses), including other-than-temporary impairment losses	$31,057	$(11,259)

See accompanying notes to combined financial statements.

PRIMERICA, INC.

(Wholly Owned by Citigroup Inc.)

Combined Statements of Stockholders’ Equity - Unaudited

	Three months ended March 31,
	2010	2009
	(In thousands)

Paid-in capital:
Balance, beginning of period	$1,124,096	$1,095,062
Contribution of capital from (return of capital to) Citigroup Inc.	187,697	(3,098)
Allocation of share-based compensation	279	(5,103)

Balance, end of period	1,312,072	1,086,861

Retained earnings:
Balance, beginning of period	3,648,801	3,340,841
Adoption of FSP SFAS No. 115-2 (included in ASC 320), net of tax of $3,929	—	7,298
Net income	143,286	112,557
Dividends to stockholders	(3,491,556)	(13,500)

Balance, end of period	300,531	3,447,196

Accumulated other comprehensive income:
Balance, beginning of period	170,876	(323,917)
Adoption of FSP SFAS No. 115-2 (included in ASC 320), net of tax of $3,929	—	(7,298)
Change in foreign currency translation adjustment, net of income tax (benefit) expense of $(4,632) in 2010 and $3,291 in 2009	12,185	(3,474)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not other-than-temporarily impaired, net of income tax expense (benefit) of $33,408 in 2010 and $(20,149) in 2009	(60,840)	46,372
Change in net unrealized investment gains (losses) other-than-temporarily impaired, net of income tax (benefit) expense of $(6,395) in 2010 and $5,319 in 2009	11,875	(9,876)

Balance, end of period	134,096	(298,193)

Total stockholders’ equity	$1,746,699	$4,235,864

See accompanying notes to combined financial statements.

PRIMERICA, INC.

(Wholly Owned by Citigroup Inc.)

Combined Statements of Other Comprehensive Income - Unaudited

	Three months ended March 31,
	2010	2009
	(In thousands)
Net income	$143,286	$112,557
Other comprehensive (loss) income before income taxes:
Unrealized investment (losses) gains:
Change in unrealized holding gains on investment securities	87,020	38,305
Reclassification adjustment for unrealized holding (gains) on investment securities transferred (see Note 2)	(132,688)	—
Reclassification adjustment for realized investment (gains) losses included in net income	(30,310)	13,021
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	16,817	(6,765)

Total other comprehensive (loss) income before income taxes	(59,161)	44,561

Income tax (benefit) expense related to items of other comprehensive (loss) income	(22,381)	11,539

Other comprehensive (loss) income, net of income taxes	(36,780)	33,022

Total comprehensive income	$106,506	$145,579

See accompanying notes to combined financial statements.

PRIMERICA, INC.

(Wholly Owned by Citigroup Inc.)

Combined Statements of Cash Flows - Unaudited

	Three months ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$143,286	$112,557
Adjustments to reconcile net income to cash provided by operations:
Increase in future policy benefits	40,979	29,751
Increase in other policy benefits	25,951	17,486
Deferral of policy acquisition costs	(93,303)	(91,610)
Amortization of deferred policy acquisition costs	91,756	94,814
Change in income taxes	1,063	68,280
Realized investment (gains) losses, including other-than-temporary impairments	(31,057)	11,259
Accretion and amortization of investments	(490)	(2,698)
(Loss) income recognized on equity method investments	(624)	888
Depreciation and amortization	2,432	2,807
(Increase) in due from reinsurers	(31,996)	(3,353)
Change in due to/from affiliates	(4,677)	6,465
(Increase) decrease in premiums and other receivables	(19,598)	3,096
Trading securities sold	5,878	1,730
Trading securities acquired	(3,694)	(3,202)
Parent allocation of share-based compensation	279	(5,103)
Other, net	(12,698)	(29,545)

Net cash provided by operating activities	113,487	213,622

Cash flows from investing activities:
Investments sold or matured:
Fixed maturities available for sale - sold	871,135	181,125
Fixed maturities available for sale - matured, called and repaid	221,326	243,523
Equity securities	33,668	(102)
Acquisition of investments:
Fixed maturities - available for sale	(343,737)	(503,758)
Equity securities	(3,493)	(504)
Net decrease in policy loans and other invested assets	1,175	315
Purchases of furniture and equipment	(1,122)	(515)

Net cash provided by (used in) investing activities	778,952	(79,916)

Cash flows from financing activities:
Cash dividends paid to Citigroup Inc.	(612,725)	(13,500)
Capital returned to Citigroup Inc.	—	(5,500)

Net cash used in financing activities	(612,725)	(19,000)
Effect of foreign exchange rate changes on cash	24,179	5,777

Increase in cash	303,893	120,483
Cash and cash equivalents, beginning of period	625,260	302,354

Cash and cash equivalents, end of period	$929,153	$422,837

Supplemental disclosures of cash flow information:
Income taxes paid to (received from) Citigroup Inc.	$164,847	$(1,906)
Interest paid	1,326	(203)
Impairment losses included in realized gains (losses) on sale of investments	10,561	20,514

Noncash financing activities:
Allocation of share-based compensation	$279	$(5,103)
Contribution of capital from Citigroup, Inc.	187,697	2,402
Non-cash dividends to Citigroup, Inc.	(2,203,167)	—

PRIMERICA, INC.

(Wholly Owned by Citigroup Inc.)

Notes to Combined Financial Statements - Unaudited

(1) Summary of Significant Accounting Policies

Description of Business: Primerica, Inc. (the Company) is a leading distributor of financial products to middle income households in North America with approximately 100,000 licensed sales representatives. The Company assists its clients in meeting their needs for term life insurance, which it underwrites, and mutual funds, variable annuities and other financial products, which it distributes primarily on behalf of third parties. The Company was indirectly wholly owned by Citigroup Inc. (together with its non-Primerica affiliates, Citi) through March 31, 2010.

Principles of Combination, Basis of Presentation, and Use of Estimates: The accompanying combined financial statements include those assets, liabilities, revenues, and expenses directly attributable to the Company’s operations. All intercompany profits, transactions, and balances among the combined entities have been eliminated.

The entities included in this report are under common control of Citi as of March 31, 2010. These combined financial statements primarily include the accounts of the following entities: Primerica Financial Services, Inc., a general agency and marketing company; Primerica Life Insurance Company (Primerica Life), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (Primerica Life Canada); PFS Investments, Inc., an investment products company and broker-dealer; and Primerica Financial Services Home Mortgages, Inc., a mortgage broker company. Primerica Life, domiciled in Massachusetts, owns a New York life insurance company, National Benefit Life Insurance Company (NBLIC). Other smaller subsidiaries are also included in this report such as Primerica Services, Inc., Primerica Client Services, Inc., Primerica Finance Corporation, and Primerica Convention Services, Inc.

On March 31, 2010, we entered into significant coinsurance transactions with three affiliates of Citi (the Citi reinsurers). In April 2010, we completed a series of transactions including an initial public offering of our common stock by Citi pursuant to the Securities Act of 1933 (the Offering). Immediately prior to the completion of the Offering, Citi transferred the legal entities that comprise our business to us. Certain assets that were historically in these legal entities including an investment in Citi junior subordinated debt, an investment in a limited liability company and certain international businesses and limited partnership investments were retained by Citi. As such, these assets and related operating activity were excluded for the periods reported and are reflected in the accompanying combined statements of stockholders’ equity, other comprehensive income and cash flows as a return of capital to, or capital contribution from, Citi (see Note 2).

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported financial statement balances as well as the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Management considers available facts and knowledge of existing circumstances when establishing estimated amounts included in the financial statements. Current market conditions increase the risk and complexity of the judgments in these estimates.

The most significant items on the balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (DAC), and liabilities for future policy benefits and unpaid policy claims. Estimates regarding these and other estimated items are subject to change and are reassessed by management as appropriate and in accordance with GAAP.

The accompanying unaudited combined financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the combined balance sheets as of March 31, 2010 and December 31, 2009, and the combined statements of income, stockholders’ equity, other comprehensive income and cash flows for the three months ended March 31, 2010, and 2009. Results of operations for interim periods are not necessarily indicative of results for the entire year and, with respect to the transactions effected in connection with the Offering, the results are not necessarily indicative of the results to be expected in future periods.

These financial statements should be read in conjunction with the historical and pro forma financial statements and notes thereto included in our Registration Statement on Form S-1, originally filed with the U.S. Securities and Exchange Commission (SEC) on November 5, 2009, as amended through March 31, 2010.

Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on net income or total stockholders’ equity.

Pro Forma Earnings Per Share (EPS): As of March 31, 2010, Primerica had not yet issued shares, warrants, or share-based payment awards to complete the transactions related to our corporate reorganization (see Note 2). In executing the transactions, we issued a combination of common shares and share-based payment awards. The unvested share-based payment awards are considered participating securities, since they receive nonforfeitable dividend rights.

As a result of issuing participating securities, we will calculate EPS using the two-class method. Under the two-class method, a portion of our earnings is allocated to the participating securities. Basic EPS is computed by deducting the dividends and undistributed earnings allocated to the participating securities from income available to common stockholders and then dividing the result by the weighted average number of common shares outstanding for the period.

We calculate the dilutive effect of warrants on EPS using the treasury-stock method. Because the exercise price of the warrants exceeded the offering price contemplated as of March 31, 2010, the warrants did not have a dilutive effect on pro forma EPS for the three months ended March 31, 2010.

Accounting Changes

Classification of Share-Based Payment Awards in the Currency of the Market of the Underlying Equity Security

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The update requires that equity awards granted to an employee of a foreign operation that provide a fixed exercise price denominated in (1) the foreign operation’s functional currency or (2) the currency in which the employee’s pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition, which otherwise might have resulted in liability classification. We early adopted this update effective January 2010. The update has not materially impacted our financial position or results of operations.

Deferral of Consolidation Amendments for Certain Investment Funds

In February 2010, the FASB issued ASU 2010-10, Amendments for Certain Investment Funds. The update defers consolidation requirements resulting from SFAS 167 for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The update also clarifies that for entities not qualifying for the deferral, related parties should be considered when evaluating each of the criteria for determining whether a decision maker or service provider fee represents a variable interest. The update further clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. We adopted this update effective January 2010. The update did not impact our financial position or results of operations.

Subsequent Event Disclosure

In February 2010, the FASB issued ASU 2010-9, Amendments to Certain Recognition and Disclosure Requirements. The update requires public companies to assess subsequent events through the date of issuing its financial statements but does not require disclosure of the date through which we have assessed subsequent events. We adopted ASU 2010-9 as of January 2010. The update did not impact our financial position or results of operations.

Additional Fair Value Measurement Disclosure

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements. The update requires additional disclosure for significant transfers into and out of level 1 and level 2 instruments for reporting periods beginning after December 15, 2009. Additionally, separate presentation of purchases, sales, issuances, and settlements will be required for activity in level 3 instruments for reporting periods beginning after December 15, 2010. This new guidance has not impacted our financial position or results of operations.

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, now authoritative under ASC 860 (ASC 860/SFAS 166) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), now authoritative under ASC 810 (ASC 810/SFAS 167). We adopted both standards on January 1, 2010. ASC 860/SFAS 166 eliminates the concept of Qualifying Special Purpose Entities (QSPEs), changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. SFAS 167 details three key changes to the consolidation model. First, former QSPEs are now included in the scope of SFAS 167. In addition, the FASB has changed the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has “power” combined with potentially significant benefits or losses, instead of the previous quantitative risks and rewards model. The entity that has power has the ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Finally, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The previous rules required reconsideration of the primary beneficiary only when specified reconsideration events occurred. The adoption of this guidance has not required consolidation of any variable interest entities and has not impacted our financial position or results of operations.

Future Application of Accounting Standards

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. The update requires that an insurance entity not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests and that an insurance entity not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder. Additionally, in evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The update requires that an insurer not consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. This update will be effective for periods beginning after December 15, 2010. We do not expect the update to materially impact our financial position or results of operations.

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. The update clarifies guidance on accounting for embedded derivatives to reduce the breadth of the scope exception for bifurcating and separately accounting for certain embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The update will be effective for reporting periods beginning after June 15, 2010. We do not expect the update to materially impact our financial position or results of operations.

Proposed Definition of Deferred Policy Acquisition Costs of Insurance Entities

In November 2009, the Emerging Issues Task Force (EITF) reached a consensus that deferred policy acquisition costs should include costs directly related to the successful acquisition of new and renewed insurance contracts. The proposed guidance, if ratified by the FASB, could have a material impact on our accounting for costs related to policy applications that do not result in issued policies. The guidance may also introduce a distinction between direct and indirect costs or various other possible modifications to the current rules. In December 2009, the FASB issued Proposed ASU EITF 09-G, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU EITF 09-G). If the proposed guidance is ratified by the FASB in its current form, this guidance would be effective for interim and annual periods ending on or after December 15, 2010.

(2) Corporate Reorganization

We were incorporated in Delaware in October 2009 by Citi to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citi. These businesses, which as of March 31, 2010 were wholly owned indirect subsidiaries of Citi, were transferred to us on April 1, 2010 in a reorganization pursuant to which we issued to a wholly owned subsidiary of Citi (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citi in our initial public offering completed in April 2010; 16,412,440 shares of common stock were subsequently sold by Citi in April 2010 to certain private equity funds managed by Warburg Pincus LLC (Warburg Pincus) (the private equity transaction); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with the Offering), (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were subsequently transferred by Citi to Warburg Pincus pursuant to the private equity transaction), and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the Citi note). Prior to our corporate reorganization, we had no material assets or liabilities. Upon completion of the corporate reorganization, we became a holding company with our primary asset being the capital stock of our operating subsidiaries and our primary liability being the note payable.

Reinsurance Transactions

As part of the corporate reorganization and prior to completion of the Offering, we formed a new subsidiary, Prime Reinsurance Company (Prime Re), to which we made an initial capital contribution. On March 31, 2010, we entered into a series of coinsurance agreements with the Citi reinsurers, including Prime Re. Under these agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in-force at year-end 2009. Concurrent with signing these agreements, we transferred the corresponding account balances in respect of the coinsured policies along with the assets to support the statutory liabilities assumed by the Citi reinsurers.

Three of the Citi coinsurance agreements satisfy GAAP risk transfer rules. Under these agreements, we ceded between 80% and 90% of our term life future policy benefit reserves, and we transferred a corresponding amount of invested assets to the Citi reinsurers. These transactions did not impact our future policy benefit reserves. As such, we have recorded an asset for the same amount of risk transferred in due from reinsurers. We also reduced DAC by between 80% and 90%, which will reduce future amortization expenses. In addition, we will transfer between 80% and 90% of all future premiums and benefits and claims associated with these policies to the corresponding reinsurance entities. We will receive ongoing ceding allowances as a reduction to insurance expenses to cover policy and claims administration expenses under each of these reinsurance contracts. A fourth coinsurance agreement relates to a 10% reinsurance transaction that includes an experience refund provision. This agreement does not satisfy GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting. The Citi coinsurance agreements did not generate any deferred gain or loss upon their execution because they were part of a business reorganization among entities under common control. The net impact of these transactions was reflected as an increase in paid-in capital. Because the agreements were executed on March 31, 2010, but transferred the economic impact of the agreements retroactive to January 1, 2010, we recognized the earnings attributable to the underlying policies through March 31, 2010 in our combined statement of income. The corresponding impact on retained earnings was equally offset by a return of capital to Citi.

As part of our corporate reorganization, we transferred all of the issued and outstanding capital stock of Prime Re to Citi. Each of the assets and liabilities, including the invested assets and the distribution of Prime Re, were transferred at book value with no gain or loss recorded on our combined statement of income.

Tax Separation Agreement

During the first quarter of 2010, our federal income tax return was included as part of Citi’s consolidated federal income tax return. On March 30, 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citi. In accordance with the tax separation agreement, Citi will be responsible for and shall indemnify and hold the Company and its subsidiaries harmless from and against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability with respect to the Company and any of its subsidiaries for any taxable period ending on or before April 7, 2010, the closing date of the Offering. After the closing date, the Company and its subsidiaries will no longer be part of Citi’s consolidated federal income tax return.

(3) Segment Information

We have two primary operating segments — Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in force book of term life insurance policies, net of reinsurance, which are underwritten by our three life insurance company subsidiaries, Primerica Life, NBLIC, and Primerica Life Canada. The Investment and Savings Products segment includes mutual funds and variable annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. These two operating segments are managed separately because they serve different needs of our clients by the nature of the products, term life insurance protection versus wealth-building savings products. In the United States, we distribute mutual fund products of several third-party companies and variable annuity products of MetLife, Inc., and its affiliates. We also earn fees for account servicing on a subset of the mutual funds we distribute. In Canada, we offer a Primerica-branded fund-of-funds mutual fund product, as well as mutual funds of well known mutual fund companies.

We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to the distribution of non-core products, including loans, various insurance products other than core term-life insurance products, and prepaid legal services. With the exception of certain life and disability insurance products, which we underwrite, these products are distributed pursuant to distribution arrangements with third parties. In addition, our Corporate and Other Distributed Products segment includes unallocated corporate income and expenses, administrative expenses that are not allocated to our Term Life Insurance or Investment and Savings Products segments and realized gains and losses on our invested asset portfolio.

We allocate invested assets at book value to the Term Life Insurance segment based on the book value of invested assets required to achieve a targeted Risk Based Capital (RBC) ratio for its insurance subsidiaries, with any excess invested assets, including all unrealized gains and losses allocated to the Corporate and Other Distributed Products segment. DAC is presented in each of the segments depending on the product to which it relates.

Net investment income is allocated in a manner consistent with that used for invested assets. We allocate certain operating expenses associated with our sales representatives, including supervision, training and legal, to the two primary operating segments generally based on the average number of licensed representatives in each segment for a given period. We also allocate technology and occupancy costs based on usage. Costs that are not allocated to the two primary segments are included in the Corporate and Other Distributed Products segment. We measure income and loss for the segments on an income before income taxes basis.

Separate account assets supporting the segregated funds product in Canada are held in the Investment and Savings Products segment. Excluding separate account assets, the Investment and Savings Products segment has assets of $149.6 million as of March 31, 2010, compared with $100.6 million as of December 31, 2009. Assets specifically related to Term Life Insurance are held in that segment, with the majority of the remainder allocated to the Corporate and Other Distributed Products segment. Information regarding assets by segment follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Assets:
Term life insurance	$5,420,582	$9,016,674
Investment and savings products	2,370,504	2,192,583
Corporate and other distributed products	2,182,405	2,018,524

Total assets	$9,973,491	$13,227,781

Information regarding operations by each segment follows:

	Three months ended March 31,
	2010	2009
	(In thousands)
Revenues:
Term life insurance	$444,561	$442,501
Investment and savings products	86,693	69,285
Corporate and other distributed products	75,688	31,050

Total revenues	$606,942	$542,836

Income (loss) before income taxes:
Term life insurance	$157,750	$167,704
Investment and savings products	25,447	20,371
Corporate and other distributed products	37,205	(13,300)

Total income before income taxes	$220,402	$174,775

Although we do not view the business in terms of geographic segmentation, the following geographic statistics are provided. Canadian assets comprise 34% of total assets at March 31, 2010, compared with 23% at December 31, 2009. The majority of the Canadian assets are the separate accounts. Excluding those separate accounts, Canadian assets represented 16% of total assets at March 31, 2010, compared with 9% at December 31, 2009. The increase in the percentages of Canadian assets to total assets was primarily a result of the lower total asset base resulting from our corporate reorganization. Our operations in Canada accounted for 16% of total revenue for the three months ended March 31, 2010, compared with 12% for the same period a year ago. Canada’s income before income taxes accounted for 18% of total income before income taxes for the three months ended March 31, 2010, compared with 16% for the same period a year ago.

(4) Investments

On March 31, 2010, we transferred a significant portion of our invested asset portfolio to the Citi reinsurers in connection with our corporate reorganization discussed in Note 2. The cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities follow:

	March 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed maturities:
U.S. government and agencies	$12,368	$440	$(38)	$12,770
Foreign government	95,037	14,125	—	109,162
States and political subdivisions	18,935	1,047	(15)	19,967
Corporates	1,135,102	100,433	(3,031)	1,232,504
Mortgage- and asset-backed securities	620,620	28,765	(11,839)	637,546

Total fixed maturities	1,882,062	144,810	(14,923)	2,011,949
Equities	16,375	5,056	(273)	21,158

Total fixed maturities and equities	$1,898,437	$149,866	$(15,196)	$2,033,107

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed maturities:
U.S. government and agencies	$18,452	$397	$(362)	$18,487
Foreign government	351,167	39,868	(604)	390,431
States and political subdivisions	35,591	1,044	(597)	36,038
Corporates	3,913,566	247,933	(43,852)	4,117,647
Mortgage- and asset-backed securities	1,819,282	65,675	(69,381)	1,815,576

Total fixed maturities	6,138,058	354,917	(114,796)	6,378,179
Equities	45,937	4,111	(722)	49,326

Total fixed maturities and equities	$6,183,995	$359,028	$(115,518)	$6,427,505

All of our mortgage- and asset-backed securities represent variable interests in variable interest entities (VIEs). We are not the primary beneficiary of these VIEs, because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. The maximum exposure to loss as a result of our involvement in these VIEs equals the carrying value of the securities, as noted in the table above.

As of March 31, 2010, investments in equity and fixed-maturity securities with a cost basis of $279.8 million exceeded their fair values, compared with $1.5 billion at December 31, 2009. The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2010
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
Fixed maturities:
U.S. government and agencies	$5,718	$(38)	11	$—	$—
States and political subdivisions	491	(9)	1	558	(6)	1
Corporates	61,894	(1,423)	55	49,531	(1,608)	75
Mortgage- and asset-backed securities	68,681	(3,763)	34	74,996	(8,076)	62

Total fixed maturities	136,784	(5,233)		125,085	(9,690)
Equities	555	(18)	15	2,153	(255)	5

Total fixed maturities and equities	$137,339	$(5,251)		$127,238	$(9,945)

	December 31, 2009
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
Fixed maturities:
U.S. government and agencies	$7,612	$(104)	3	$4,844	$(258)	2
Foreign government	30,441	(341)	30	7,156	(263)	4
States and political subdivisions	15,668	(579)	7	548	(18)	1
Corporates	347,007	(6,340)	185	471,130	(37,512)	298
Mortgage- and asset-backed securities	132,369	(1,735)	50	377,035	(67,646)	199

Total fixed maturities	533,097	(9,099)		860,713	(105,697)
Equities	10,947	(492)	18	2,179	(230)	17

Total fixed maturities and equities	$544,044	$(9,591)		$862,892	$(105,927)

At March 31, 2010, 87% of our fixed-maturity investments that have been in a gross unrealized loss position for less than one year were rated investment grade, compared with 94% at December 31, 2009. At March 31, 2010, 73% of our fixed-maturity securities that have been in a gross unrealized loss position for one year or longer were rated investment grade, compared with 83% at December 31, 2009. The decline in the percentages of investment-grade fixed-maturity investments in an unrealized loss position was primarily a result of the change in the composition of our invested asset portfolio in preparation for and as a result of our corporate reorganization.

As of March 31, 2010, the available-for-sale mortgage-backed and asset-backed securities portfolio had a fair value of $637.5 million, compared with $1.8 billion at December 31, 2009. Securities backed by mortgages that were Alt-A or subprime totaled $18.9 million, or approximately 3% at March 31, 2010, compared with $45.0 million, or 2%, as of December 31, 2009.

Gross unrealized losses were lower at March 31, 2010, compared with December 31, 2009 primarily as a result of the lower overall invested asset portfolio.

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at March 31, 2010 follows.

	Cost or amortized cost	Fair value
	(In thousands)
Due in one year or less	$162,223	$166,866
Due after one year through five years	603,719	658,322
Due after five years through 10 years	449,087	498,797
Due after 10 years	46,413	50,418

	1,261,442	1,374,403
Mortgage- and asset-backed securities	620,620	637,546

Total fixed maturities	$1,882,062	$2,011,949

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

The net effect on stockholders’ equity of unrealized gains and losses from investment securities was as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than-temporary impairments	$134,670	$243,510
Less foreign currency translation adjustment	(10,434)	(43,533)
Other-than-temporary impairments	6,530	24,800

Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	130,766	224,777
Less deferred income taxes	45,501	(78,672)

Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$85,265	$146,105

At March 31, 2010, we had $14.9 million of fixed maturities classified as trading securities, compared with $17.0 million at December 31, 2009. Net investment income included $0.2 million of trading portfolio gains for the three months ended March 31, 2010, compared with $0.3 million for the same period a year ago. Trading investment income from fixed maturities still owned was $0.1 million for the three months ended March 31, 2010, compared with $0.2 million for the same period a year ago.

Investment Income

Sources of investment income were as follows:

	Three months ended March 31,
	2010	2009
	(In thousands)
Fixed maturities	$83,814	$84,600
Preferred and common stocks	1,239	(477)
Policy loans	336	392
Cash equivalents	301	1,027
Other	(19)	108

Total investment income	85,671	85,650
Less investment expenses	3,095	3,265

Net investment income	$82,576	$82,385

Proceeds from sales or other redemptions and the components of net realized investment gains (losses) were as follows:

	Three months ended March 31,
	2010	2009
	(In thousands)
Proceeds from sales or other redemptions	$1,126,129	$424,546

Gross realized investment gains (losses):
Gains from sales	$42,749	$9,146
Losses from sales	(1,878)	(1,653)
Other-than-temporary impairments	(10,561)	(20,514)
Gains from derivatives	747	1,762

Net realized investment gains (losses)	$31,057	$(11,259)

Gross realized investment gains (losses) reclassified from accumulated other comprehensive income	$30,310	$(13,021)

Other-Than-Temporary Impairment

We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible other-than-temporary impairment (OTTI). An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an unrealized loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity. Our review for other-than-temporary impairment generally entails:

•

Analysis of individual investments that have fair values less than a pre-defined percentage of amortized cost, including consideration of the length of time the investment has been in an unrealized loss position;

•	Analysis of corporate bonds by reviewing the issuer’s most recent performance to date, including analyst reviews, analyst outlooks and rating agency information;

•

Analysis of commercial mortgage-backed bonds based on the risk assessment of each security including performance to date, credit enhancement, risk analytics and outlook, underlying collateral, loss projections, rating agency information and available third-party reviews and analytics;

•	Analysis of residential mortgage-backed bonds based on loss projections provided by models compared to current credit enhancement levels;

•	Analysis of our other investments, as required based on the type of investment; and

•	Analysis of downward credit migrations that occurred during the quarter.

Bonds with a book value of $2.0 million (fair value of $3.4 million) were in default at March 31, 2010, compared with $5.8 million book value ($12.9 million fair value) at December 31, 2009.

We had no impairments on securities in default during the first quarter of 2010, compared with $2.5 million for the same period a year ago. Impairments recognized on bonds not in default and equity securities totaled $10.6 million for the three months ended March 31, 2010, compared with $18.0 million for the same period a year ago. The bonds were considered to be other-than-temporarily impaired due to adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; and analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. Additionally, asset-backed and mortgage-backed securities that were impaired were shown to have a loss based on a combination of a high delinquency rate, default rate, prepayment rate, loss severity (including remaining subordination, if any) and expectations about future performance. Impairments recognized on preferred and common stocks were immaterial in the first quarter of 2010, compared with $0.7 million in the first quarter of 2009.

Additionally, various asset-backed and mortgage-backed securities were impaired due to changes in expected cash flows for the underlying collateral loans. The changes were driven primarily by revised forecasts using updated assumptions for delinquency rates, default rates, prepayment rates, loss severities and remaining credit subordination. These revisions were factored into updated cash flow projections where applicable using either publicly available or proprietary models.

Regardless of their default status, individual securities were impaired if updated cash flow projections indicated an adverse change. Due to deterioration across the forecasted assumptions for these securities, impairments recognized in net income totaled $0.3 million for the three months ended March 31, 2010, compared with $2.5 million for the same period in 2009. These amounts are included in the impairment losses discussed above.

As of March 31, 2010, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability to hold these investments until a market price recovery or maturity as well as no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.

The year-to-date roll-forward of the credit-related losses recognized in income for all securities still held at March 31, 2010 follows:

	Cumulative other-than-temporary impairment credit losses recognized in income for available-for-sale securities
	January 1, 2010 cumulative OTTI credit losses recognized for securities still held	Additions for OTTI securities where no credit losses were recognized prior to January 1, 2010	Additions for OTTI securities where credit losses have been recognized prior to January 1, 2010	Reductions due to sales of credit impaired securities(1)	March 31, 2010 cumulative OTTI credit losses recognized for securities still held
	(In thousands)
Corporates	$82,413	$5,147	$—	$(58,896)	$28,664
Mortgage- and asset-backed	16,115	4,394	1,019	(7,393)	14,135

Total OTTI credit losses recognized on available-for-sale fixed-maturity securities	$98,528	$9,541	$1,019	$(66,289)	$42,799

(1)	Included in these reductions are transfers of securities effected in conjunction with our corporate reorganization.

Fair Value

Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. All invested assets carried at fair value are classified and disclosed in one of the following three categories:

• Level 1. Quoted prices for identical instruments in active markets. Level 1 primarily consists of financial instruments whose value is based on quoted market prices in active markets, such as exchange-traded common stocks and actively traded mutual fund investments.

• Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; certain mortgage-backed and asset-backed securities and certain non-exchange-traded derivatives, such as currency swaps and forwards.

• Level 3. Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 is comprised of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. This category primarily consists of non-binding broker quotes and certain less liquid fixed-maturity corporate securities.

As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Significant levels of estimation and judgment are required to determine the fair value of certain of our investments. The factors influencing these estimations and judgments are subject to change in subsequent reporting periods.

The estimated fair value and hierarchy classifications at March 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Fair value
	(In thousands)
Assets:
Fixed maturities:
U.S. government and agencies	$—	$12,770	$—	$12,770
Foreign government	—	109,162	—	109,162
States and political subdivisions	—	19,967	—	19,967
Corporates	—	1,200,557	31,947	1,232,504
Mortgage- and asset-backed securities	—	632,367	5,179	637,546

Total fixed-maturity securities	—	1,974,823	37,126	2,011,949
Trading securities	—	14,866	—	14,866
Equity securities	14,928	13	6,217	21,158
Separate accounts	—	2,222,267	—	2,222,267

Total assets	$14,928	$4,211,969	$43,343	$4,270,240

Liabilities:
Currency swaps and forwards	$—	$2,367	$—	$2,367
Separate accounts	—	2,222,267	—	2,222,267

Total liabilities	$—	$2,224,634	$—	$2,224,634

The estimated fair value and hierarchy classifications at December 31, 2009 were as follows:

	Level 1	Level 2	Level 3	Fair value
	(In thousands)
Assets:
Fixed maturities:
U.S. government and agencies	$—	$18,487	$—	$18,487
Foreign government	—	390,431	—	390,431
States and political subdivisions	—	36,038	—	36,038
Corporates	—	4,097,202	20,445	4,117,647
Mortgage- and asset-backed securities	—	1,066,966	748,610	1,815,576

Total fixed-maturity securities	—	5,609,124	769,055	6,378,179
Trading securities	—	16,996	—	16,996
Equity securities	15,575	31,535	2,216	49,326
Separate accounts	—	2,093,342	—	2,093,342

Total assets	$15,575	$7,750,997	$771,271	$8,537,843

Liabilities:
Currency swaps and forwards	$—	$2,707	$—	$2,707
Separate accounts	—	2,093,342	—	2,093,342

Total liabilities	$—	$2,096,049	$—	$2,096,049

In assessing fair value of our investments, we use a third-party pricing service for approximately 94% of our securities. The remaining securities are primarily private securities valued using models based on observable inputs on public corporate spreads having similar tenors (e.g., sector, average life and quality rating) and liquidity and yield based on quality rating, average life and treasury yields. All data inputs come from observable data corroborated by independent third-party data. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification.

We perform internal reasonableness assessments on fair value determinations within our portfolio. If a fair value appears erroneous, we will re-examine the inputs and may challenge a fair value assessment made by the pricing service. If there is a known pricing error, we will request a reassessment by the pricing service. If the pricing service is unable to perform the reassessment on a timely basis, we will determine the appropriate price by corroborating with an alternative pricing service or other qualified source as necessary. We do not adjust quotes or prices except in a rare circumstance to resolve a known error.

Because many fixed-maturity securities do not trade on a daily basis, fair value is determined using industry-standard methodologies by applying available market information through processes such as U.S. Treasury curves, benchmarking of similar securities, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities with limited trading activity, industry-standard pricing methodologies use adjusted market information, such as index prices or discounting expected future cash flows, to estimate fair value. If these measures are not deemed observable for a particular security, the security will be classified as Level 3 in the fair value hierarchy.

Where specific market information is unavailable for certain securities, pricing models produce estimates of fair value primarily using Level 2 inputs along with certain Level 3 inputs. These models include matrix pricing. The pricing matrix uses current treasury rates and credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry- or issuer-specific credit characteristics and the security’s time to maturity, if warranted. Remaining un-priced securities are valued using an estimate of fair value based on indicative market prices that include significant unobservable inputs not based on, nor corroborated by, market information, including the utilization of non-binding broker quotes. The following table presents changes in the Level 3 fair-value category:

(In thousands)
Level 3 Assets as of December 31, 2009	$771,271
Net unrealized losses through other comprehensive income	(2,486)
Net realized gains through realized investment gains (losses), including OTTI	1,076
Purchases	1,770
Sales	(24,153)
Transfers into level 3	39,292
Transfers out of level 3	(221,056)
Transfers due to funding of reinsurance transaction	(522,372)

Level 3 Assets as of March 31, 2010	$43,343

Level 3 Assets as of December 31, 2008	$739,409
Net unrealized losses through other comprehensive income	(11,642)
Purchases	9,029
Sales	(1,636)
Transfers into level 3	1,396

Level 3 Assets as of March 31, 2009	$736,556

We recognize transfers into new levels and out of previous levels as of the end of the reporting period. On March 31, 2010, we transferred $221.1 million from Level 3 to Level 2. This transfer primarily related to non-agency mortgage-backed securities. We obtained independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs included benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other relevant data. These inputs were monitored for market indicators, industry and economic events.

Also on March 31, 2010, we transferred $39.3 million from Level 2 to Level 3. This transfer primarily related to independent broker quotes on fixed-maturity investments which we were not able to corroborate as observable.

There were no significant transfers between Level 1 and Level 2 or between Level 1 and Level 3 for the three months ended March 31, 2010.

Fair Value Option

The fair value of the equity securities selected for fair value accounting was as follows:

	2010	2009
	(In thousands)
Fair value as of January 1	$7,693	$4,579
Fair value as of March 31	—	3,387

In connection with our corporate reorganization, we transferred to Citi or sold to third parties all of the securities that had previously been accounted for using the fair value option. Fair value gains included in net investment income were $0.7 million for the first quarter of 2010, compared with fair value losses of $1.2 million in the first quarter of 2009.

Derivatives

We use foreign currency swaps to reduce our foreign exchange risk due to exposure to foreign exchange rates that results from direct foreign currency investments. We also use forward contracts on an ongoing basis to reduce our exposure to foreign exchange rates that result from direct foreign currency investments. The aggregate notional balance of our derivatives was $5.9 million at March 31, 2010, compared with $21.7 million at December 31, 2009. The aggregate fair value of these derivatives was a liability of $2.4 million at March 31, 2010, compared with a liability of $2.7 million at December 31, 2009. The change in fair value of these derivatives, as included in realized investment gains (losses) was $0.7 million for the three months ended March 31, 2010, compared with $1.8 million for the same period a year ago.

We have a deferred loss of $26.4 million related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. This amount is included in accumulated other comprehensive income.

Assets on Deposit

As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders with a fair value of $18.7 million at March 31, 2010, compared with $18.6 million at December 31, 2009.

(5) Financial Instruments

The carrying values and estimated fair values of our financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$2,011,949	$2,011,949	$6,378,179	$6,378,179
Trading securities	14,866	14,866	16,996	16,996
Equity securities	21,158	21,158	49,326	49,326
Policy loans and other invested assets	25,774	25,774	26,947	26,947
Separate accounts	2,222,267	2,222,267	2,093,342	2,093,342

Liabilities:
Currency swaps and forwards	$2,367	$2,367	$2,707	$2,707
Separate accounts	2,222,267	2,222,267	2,093,342	2,093,342

The fair values of financial instruments presented above are estimates of the fair values at a specific point in time using various sources and methods, including market quotations and a complex matrix system that takes into account issuer sector, quality, and spreads in the current marketplace.

The carrying amounts for cash and cash equivalents, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximated their fair values due to the short-term nature of these instruments. Consequently, such instruments are not included in the above table. The preceding table also excludes liabilities for future policy benefits and unpaid policy claims as these liabilities are not financial instruments as defined by GAAP.

Estimated fair values of investments in fixed-maturity securities are principally a function of current spreads and interest rates that are primarily provided by a third-party vendor. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Trading securities, which primarily consist of bonds, are carried at fair value. Equity securities, including common and nonredeemable preferred stocks, are carried at fair value. The carrying value of policy loans and other invested assets approximates fair value. Segregated funds in separate accounts are carried at the underlying value of the variable annuity contracts, which is fair value. Derivative instruments are stated at fair value based on market prices.

(6) Reinsurance

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations under the terms of the reinsurance agreements. We continue to monitor the consolidation of reinsurers and the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers. Net life insurance in-force was as follows:

	March 31, 2010	December 31, 2009
	(In millions)
Direct life insurance in-force	$657,428	$654,153
Amounts ceded to other companies	(604,915)	(421,603)

Net life insurance in-force	$52,513	$232,550

At March 31, 2010, we had reinsured approximately 92.0% of the face value of life insurance in-force, compared with approximately 64.5% at December 31, 2009. The significant increase resulted from the reinsurance transactions we executed in connection with our corporate reorganization as discussed in Note 2.

Due from reinsurers includes $3.6 billion of policy reserves and claim liabilities relating to insurance ceded as of March 31, 2010, compared with $867.2 million as of December 31, 2009. These amounts include ceded reserve balances and ceded claim liabilities. Should any of the reinsurers be unable to meet their obligation at the time of the claim, we would be obligated to pay such claims. Reinsurance receivables and ratings by reinsurer were as follows:

	March 31, 2010		December 31, 2009
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In millions)
Prime Reinsurance Company (1)	$2,271.7	NR	$—	—
Financial Reassurance Company 2010, Ltd. (1)	309.3	NR	—	—
Swiss Re Life & Health America Inc.	170.3	A	182.8	A
SCOR Global Life Reinsurance Companies	152.9	A-	149.8	A-
American Health and Life Insurance Company (1)	148.5	A	—	—
Generali USA Life Reassurance Company	116.2	A	117.1	A
Transamerica Reinsurance Companies	100.8	A	100.9	A
Munich American Reassurance Company	90.4	A+	84.3	A+
RGA Reinsurance Company	77.3	A+	73.4	A+
Scottish Re Companies	49.5	E	51.2	E
The Canada Life Assurance Company	40.9	A+	40.6	A+
Other reinsurers	67.4		67.1

Due from reinsurers	$3,595.2		$867.2

(1)	Amounts shown are net of their share of the reinsurance recoverable from other reinsurers.

NR – not rated

As Prime Re and Financial Reassurance Company 2010, Ltd. (FRAC) do not have financial strength ratings, we required various safeguards prior to executing the coinsurance agreements. Both coinsurance agreements include provisions to ensure that Primerica Life and Primerica Life Canada receive full regulatory credit for the reinsurance treaties. Under these agreements, Primerica Life and Primerica Life Canada will be able to recapture the ceded business with no fee in the event Prime Re or FRAC do not comply with the various safeguard provisions in their respective coinsurance agreements. Prime Re also has entered into a capital maintenance agreement requiring Citi to provide additional funding, if needed, at any point during the term of the agreement up to the maximum as described in the capital maintenance agreement.

(7) Commitments and Contingent Liabilities

The Company is involved in various litigation in the normal course of business. It is management’s opinion, after consultation with counsel and a review of the facts, that the ultimate liability, if any, arising from such contingencies is not expected to have a material adverse effect on our financial position and results of operations.

As part of our corporate reorganization discussed in Note 2, we no longer have an investment in mezzanine debt securities, nor the capital contribution commitment related to the investment. At December 31, 2009, we had commitments, which did not expire until 2012, to provide additional capital contributions to invest in mezzanine debt securities of $11.9 million.

(8) Subsequent Events

We have evaluated subsequent events through the issuance date of the financial statements and have identified nonrecognized subsequent events, as discussed below.

On April 1, 2010, we issued 74,999,900 shares of common stock to Citi. We also issued warrants to Citi, exercisable for 4,103,110 additional shares of our common stock, along with a $300.0 million note that matures on March 31, 2015 and bears interest at an annual rate of 5.5%. In exchange, Citi contributed to Primerica, Inc. the legal entities comprising our business.

On April 1, 2010, our common stock began trading under the ticker “PRI” on the New York Stock Exchange. Citi sold 24,564,000 shares of our common stock to the public in the Offering.

On April 1, 2010, Citi contributed 5,021,412 shares of common stock back to us. We then granted equity awards representing all of those shares of common stock to certain of our employees and sales force leaders, including 221,412 restricted shares issued upon the conversion of certain restricted stock awards relating to Citi common stock held by certain of our employees and sales representatives.

As a result of the issuance of the new equity awards, we will record non-cash compensation charges based on the fair value of awards vested during the reporting period. Management and employee awards representing 2,571,246 shares are measured at their April 1, 2010 grant date fair values of $15 per share and vest over three years. We believe compensation expense related to these awards will be approximately $3.1 million per quarter, subject to change based on deviations from our forecasted forfeiture rates.

We awarded 2,075,166 of restricted stock units to sales force leaders on April 1, 2010. These restricted stock units will be fully vested at $15 per share in 2010 and will be delivered over three years. Therefore all of the related compensation expense will be recorded in 2010. The compensation expense may be partially reduced by a liquidity discount related to the deferred delivery of the shares. The liquidity discount is still being determined as of the issuance date of these financial statements. An additional 375,000 restricted shares were granted to sales representatives on April 1, 2010 and will fully vest approximately 90 days later, with deferred delivery occurring over three years. These additional awards directly reflect commissions earned on life insurance premiums and the impact will be deferred over the estimated lives of those premiums.

On April 15, 2010, Citi sold 16,412,440 shares of our common stock to Warburg Pincus for a purchase price of $230.0 million. The sale also included warrants held by Citi that will allow the Warburg Pincus funds to acquire from us 4,103,110 additional shares of our common stock, for up to seven years, at an exercise price of $18.00 per share.

The warrants may be physically settled or net share settled at the option of the warrant holder. The warrant holder will not have the option to cash settle any portion of the warrants. The warrants will be classified as permanent equity based on the fair value at the original April 1, 2010 issuance date. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as equity. Because the warrants were issued as a return of capital to Citi, there will be no net impact on stockholders’ equity related to the warrants.

The warrant holder is not entitled to receipt of dividends declared on the underlying common stock or non-voting common stock (but will be entitled to adjustments for extraordinary dividends), or to any voting or other rights that might accrue to holders of common stock or non-voting common stock.

Following the Offering and the private equity transaction, certain existing Citi equity awards immediately vested, resulting in approximately $2.2 million of compensation expense and a reclassification of approximately $2.4 million from due to affiliates to paid-in capital.

Upon completion of the private equity transaction, Citi owns less than 40% of our outstanding common stock.

In conjunction with the Offering and the private equity transaction, elections under Section 338(h)(10) of the Internal Revenue Code with respect to the above transactions will result in changes to our deferred tax balances and reduced stockholders’ equity. We currently estimate the impact of the election to be between approximately $155 million and $175 million. Our estimate is based on a number of factors and the actual impact could be different than the amount currently estimated.

Prior to April 8, 2010, our federal income tax return was included as part of Citi’s consolidated federal income tax return. On March 30, 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citi and prepaid our estimated tax liability through March 31, 2010. In accordance with the tax separation agreement, Citi will indemnify the Company and its subsidiaries against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability for any taxable period ending on or before April 7, 2010, the closing date of the Offering. Our advance tax payments paid to Citi currently are estimated to exceed our actual tax liabilities. We will record any excess payment as a return of capital resulting in a reduction of tax assets and a reduction of stockholders’ equity. We currently estimate the impact to be approximately $15 million. Our estimate is based on a number of factors and the actual impact could be different than the amount currently estimated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Company”) for the period from December 31, 2009 to March 31, 2010. As a result, the following discussion should be read in conjunction with the combined financial statements and notes that are included in our Registration Statement on Form S-1, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 5, 2009, as amended through March 31, 2010. This MD&A is divided into the following sections:

•	Corporate Reorganization

•	Pro Forma Combined Financial Statements

•	Business Overview

•	Business Trends and Conditions

•	Critical Accounting Estimates

•	Results of Operations

•	Financial Condition

•	Liquidity and Capital Resources

•	Quantitative and Qualitative Disclosures about Market Risk

•	Cautionary Statement Concerning Forward-Looking Statements

Corporate Reorganization

We refer to the corporate reorganization, the reinsurance transactions, the concurrent transactions and the private equity transaction described below collectively as the “Transactions.” As of March 31, 2010, on a pro forma basis, after giving effect to the Transactions, we would have had approximately $9.2 billion of total assets and our stockholders’ equity would have been approximately $1.3 billion. We believe that these changes to our balance sheet favorably position our company with the growth profile of a newly formed life insurance holding company combined with a proven track record and infrastructure developed over more than 30 years.

The corporate reorganization. We were incorporated in Delaware in October 2009 by Citigroup Inc. (“Citi”) to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citi. These businesses, which as of March 31, 2010, were wholly owned indirect subsidiaries of Citi, were transferred to us on April 1, 2010 in a reorganization pursuant to which we issued to a wholly owned subsidiary of Citi (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citi in our initial public offering completed in April 2010; 16,412,440 shares of common stock were subsequently sold by Citi in April 2010 to private equity funds managed by Warburg Pincus LLC (“Warburg Pincus”) for a purchase price of $230.0 million (the “private equity transaction”); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with our initial public offering), (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were transferred by Citi to Warburg Pincus pursuant to the private equity transaction), and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the “Citi note”). Prior to April 1, 2010, we had no material assets or liabilities. Subsequent to March 31, 2010, our primary assets are the capital stock of our operating subsidiaries and our primary liability is the Citi note.

The reinsurance transactions. On March 31, 2010, we entered into coinsurance agreements (the “Citi reinsurance agreements”) with three affiliates of Citi (the “Citi reinsurers”), which we refer to as the “Citi reinsurance transactions.” Under these agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in-force at year-end 2009. We also transferred to the Citi reinsurers the account balances in respect of the coinsured policies and approximately $4.0 billion of assets to support the statutory liabilities assumed by the Citi reinsurers, and we distributed all of the issued and outstanding common stock of Prime Reinsurance Company (“Prime Re”) to Citi. As a result, the Citi reinsurance transactions reduced the amount of our capital and resulted in a substantial reduction in our insurance exposure. We have retained our operating platform and infrastructure and continue to administer all policies subject to these coinsurance agreements.

The concurrent transactions. During the quarter ended March 31, 2010 we declared distributions to Citi of approximately $703 million.

In April 2010, the following concurrent transactions were completed:

•	we completed an offering of our common stock by Citi (the “Offering”) pursuant to the Securities Act of 1933 and our stock began trading under the ticker symbol “PRI” on the New York Stock Exchange;

•

we issued equity awards for 5,021,412 shares of our common stock to certain of our employees, including our officers and certain of our sales force leaders, including shares which were issued upon conversion of existing equity awards in Citi shares that had not yet fully vested; and

•

we recognized approximately $2.2 million of compensation expense and reclassified approximately $2.4 million from due to affiliates to paid-in capital as a result of the accelerated vesting of certain existing Citi equity awards triggered by the Offering and private equity transaction.

Additionally, elections with an effective date of April 1, 2010 will be made under Section 338(h)(10) of the Internal Revenue Code, which will result in reductions to stockholders’ equity and corresponding adjustments to deferred tax balances.

The private equity transaction. In February 2010, Citi entered into a securities purchase agreement with Warburg Pincus and us pursuant to which in April 2010 Citi sold to Warburg Pincus 16,412,440 shares of our common stock and warrants to purchase from us 4,103,110 additional shares of our common stock. The warrants have a seven-year term and an exercise price of $18.00 per share.

Upon completion of the Transactions, Citi’s ownership stake in Primerica was less than 40%, while Warburg Pincus had an ownership stake of just over 20%.

Pro Forma Combined Financial Statements

The following pro forma combined financial statements are intended to provide information about how the Transactions might have affected our combined financial statements if they had been consummated at an earlier time.

The pro forma combined financial statements do not necessarily reflect our financial position or results of operations that would have resulted had the Transactions occurred as of the dates indicated, nor should they be taken as necessarily indicative of our future financial position or results of operations.

The following transactions occurred during the quarter ended March 31, 2010 and are reflected in our actual and pro forma combined financial statements:

•	Prime Re was formed as a wholly owned subsidiary of Primerica Life and capitalized with $337.4 million of assets;

•

on March 31, we entered into the Citi reinsurance agreements and we transferred the account balances in respect of the coinsured policies and approximately $4.0 billion of assets to support the statutory liabilities assumed by the Citi reinsurers;

•

after executing the Citi reinsurance transactions, we distributed all of the issued and outstanding common stock of Prime Re to Citi and effected a return of capital to Citi equal to first quarter 2010 earnings on the life insurance policies underlying the Citi reinsurance agreements; and

•	we declared distributions to Citi of approximately $703 million, of which approximately $676 million were paid on April 1, 2010.

The following April 2010 transactions are reflected in our pro forma combined financial statements:

•

we effected a reorganization in which Citi transferred all of the issued and outstanding stock of the companies that comprise our business to us in exchange for 74,999,900 shares of our common stock, warrants to purchase 4,103,110 additional shares of our common stock and the $300.0 million Citi note that matures on March 31, 2015 bearing interest at an annual rate of 5.5%;

•

Citi contributed 5,021,412 shares back to us which we granted in the form of equity awards to certain employees and sales force leaders. Of these shares, 221,412 shares were granted to replace unvested Citi awards;

•

following the Offering and the private equity transaction, certain existing Citi equity awards immediately vested, resulting in approximately $2.2 million of compensation expense and a reclassification of approximately $2.4 million from due to affiliates to paid-in capital; and

•

elections with an effective date of April 1, 2010, will be made under Section 338(h)(10) of the Internal Revenue Code (the “Section 338(h)(10) elections”) which will result in a reduction to stockholders’ equity and changes in deferred tax balances.

•

prior to April 8, 2010, our federal income tax return was consolidated into Citi’s federal income tax return. In anticipation of our corporate reorganization, we entered into a tax separation agreement with Citi and prepaid our estimated tax liability through March 31, 2010. In accordance with the tax separation agreement, Citi will indemnify the Company and its subsidiaries against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability for any taxable period ending on or before April 7, 2010, the closing date of the Offering. Our advance tax payments paid to Citi currently are estimated to exceed our actual tax liabilities. We will record any excess payment as a return of capital resulting in a reduction of tax assets and a reduction of stockholders’ equity. We estimate the impact to be approximately $15 million.

Our March 31, 2010 pro forma combined balance sheet is presented as if the April 2010 transactions occurred on March 31, 2010. Our pro forma combined statements of income for the three-month periods ended March 31, 2010 and 2009 are presented as if all of the transactions described above had occurred on January 1 of the respective year. Set forth below are our pro forma combined balance sheet as of March 31, 2010 as well as our pro forma combined statements of income for the three months ended March 31, 2010 and 2009.

The following pro forma combined financial statements should be read in conjunction with our combined financial statements and notes thereto.

Pro Forma Combined Balance Sheet

As of March 31, 2010

(Unaudited)

	Actual(1)	Adjustments for the reorganization and other concurrent transactions(2)	Pro forma
	(In thousands)
Assets
Investments	$2,073,747	$—	$2,073,747
Cash and cash equivalents	929,153	(685,595)	243,558
Accrued investment income	23,803	—	23,803
Premiums and other receivables	190,499	—	190,499
Due from reinsurers	3,595,239	—	3,595,239
Due from affiliates	1,927	—	1,927
Deferred policy acquisition costs	702,429	—	702,429
Intangible assets	78,010	—	78,010
Income taxes	56,114	(56,114)	—
Other assets	100,303	(299)	100,004
Separate account assets	2,222,267	—	2,222,267

Total assets	$9,973,491	$(742,008)	$9,231,483

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$4,248,277	$—	$4,248,277
Unearned premiums	6,355	—	6,355
Policy claims and other benefits payable	233,792	—	233,792
Other policyholders’ funds	390,147	—	390,147
Income taxes	—	123,886	123,886
Due to affiliates	842,075	(678,098)	163,977
Other liabilities	283,879	(8,020)	275,859
Note payable	—	300,000	300,000
Separate account liabilities	2,222,267	—	2,222,267

Total liabilities	8,226,792	(262,232)	7,964,560

Stockholders’ equity:
Common stock	—	750	750
Paid-in capital	1,312,072	(378,380)	933,692
Retained earnings	300,531	(30,146)	270,385
Treasury stock	—	(72,000)	(72,000)
Accumulated other comprehensive income, net of income taxes	134,096	—	134,096

Total stockholders’ equity	1,746,699	(479,776)	1,266,923

Total liabilities and stockholders’ equity	$9,973,491	$(742,008)	$9,231,483

See accompanying notes to the pro forma combined financial statements.

Pro Forma Combined Statement of Income

Three Months Ended March 31, 2010

(Unaudited)

	Actual(3)	Adjustments for the Citi reinsurance transactions(4)	Adjustment for the reorganization and other concurrent transactions(5)	Pro forma
	(In thousands, except for share and per-share amounts)
Revenues:
Direct premiums	$537,845	$—	$—	$537,845
Ceded premiums	(148,119)	(296,328)	—	(444,447)

Net premiums	389,726	(296,328)	—	93,398
Net investment income	82,576	(47,566)	(7,169)	27,841
Commissions and fees	91,690	—	—	91,690
Realized investment gains, including other-than-temporary impairments	31,057	—	—	31,057
Other, net	11,893	—	—	11,893

Total revenues	606,942	(343,894)	(7,169)	255,879

Benefits and Expenses:
Benefits and claims	170,735	(128,204)	—	42,531
Amortization of DAC	91,756	(71,389)	—	20,367
Insurance commissions	6,371	(1,669)	—	4,702
Insurance expenses	37,529	(26,083)	—	11,446
Sales commissions	43,881	—	—	43,881
Interest expense	—	2,812	4,125	6,937
Other operating expenses	36,268	—	33,288	69,556

Total benefits and expenses	386,540	(224,533)	37,413	199,420

Income before income taxes	220,402	(119,361)	(44,582)	56,459
Income taxes	77,116	(41,763)	(15,599)	19,754

Net income	$143,286	$(77,598)	$(28,983)	$36,705

Pro forma earnings per share:
Basic	$1.91			$.49
Diluted	$1.91			$.49
Pro forma weighted average shares:
Basic	75,000,000			75,000,000
Diluted	75,000,000			75,000,000

See accompanying notes to the pro forma combined financial statements.

Pro Forma Combined Statement of Income

Three Months Ended March 31, 2009

(Unaudited)

	Actual(3)	Adjustments for the Citi reinsurance transactions(4)	Adjustment for the reorganization and other concurrent transactions(5)	Pro forma
	(In thousands, except for share and per-share amounts)
Revenues:
Direct premiums	$516,647	$—	$—	$516,647
Ceded premiums	(137,609)	(287,755)	—	(425,364)

Net premiums	379,038	(287,755)	—	91,283
Net investment income	82,385	(47,455)	(7,152)	27,778
Commissions and fees	79,717	—	—	79,717
Realized investment losses, including other-than-temporary impairments	(11,259)	—	—	(11,259)
Other, net	12,955	—	—	12,955

Total revenues	542,836	(335,210)	(7,152)	200,474

Benefits and Expenses:
Benefits and claims	145,749	(109,112)	—	36,637
Amortization of DAC	94,814	(73,073)	—	21,741
Insurance commissions	14,620	(1,180)	—	13,440
Insurance expenses	40,088	(24,864)	—	15,224
Sales commissions	40,189	—	—	40,189
Interest expense	—	2,597	4,125	6,722
Other operating expenses	32,601	—	33,288	65,889

Total benefits and expenses	368,061	(205,632)	37,413	199,842

Income before income taxes	174,775	(129,578)	(44,565)	632
Income taxes	62,218	(46,129)	(15,864)	225

Net income	$112,557	$(83,449)	$(28,701)	$407

See accompanying notes to the pro forma combined financial statements.

Notes to the Pro Forma Combined Financial Statements - Unaudited

(1) Actual balance sheet.

The March 31, 2010 actual combined balance sheet reflects the impact of the reinsurance transactions executed and the distributions declared in the quarter ended March 31, 2010. Each of the assets and liabilities, including the invested assets and the distribution of Prime Re, were transferred at book value, including related balances in accumulated other comprehensive income (“AOCI”), with no gain or loss recorded on our income statement. The Citi reinsurance agreements were given retroactive effect to January 1, 2010. As a result, our retained earnings increased due to the income attributable to the underlying policies and that increase was offset by a return of capital to Citi, also recorded on March 31, 2010.

(2) Adjustments for the reorganization and other concurrent transactions – balance sheet.

On April 1, 2010, we issued a $300.0 million, 5.5% interest note payable to Citi, with a corresponding decrease to paid-in capital. We also issued 74,999,900 shares of common stock to Citi, of which 5,021,412 shares were immediately contributed back to us for the issuance and conversion of various equity awards. The warrants we issued to Citi also increased paid-in capital but were fully offset by a corresponding return of capital. The distributions declared to Citi were all settled by the end of April 2010 and are also reflected above.

We granted equity awards representing all of the shares contributed back to us by Citi to certain of our employees, including our officers, and certain of our sales force leaders, including shares which were issued upon conversion of outstanding restricted stock awards held by our employees and our sales representatives.

We recognized approximately $2.2 million of compensation expense and reclassified approximately $2.4 million from due to affiliates to paid-in capital as a result of the accelerated vesting of certain existing Citi equity awards triggered by the Offering and the private equity transaction.

Our pro forma adjustment related to the estimated $15 million overpayment of taxes related to the tax separation agreement effective in April 2010 has been reflected as a reduction in the income tax asset and a return of capital to Citi, reducing stockholders’ equity.

The Section 338(h)(10) elections were reflected above as a reduction to stockholders’ equity and corresponding adjustment to income tax balances. We currently estimate the impact of the election to be between approximately $155 million and $175 million. Our estimate is based on a number of factors and the actual impact could be different than the amount currently estimated.

(3) Actual statements of income.

The first quarter actual combined statement of income included income attributable to the underlying policies that were reinsured to Citi on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances and the distributions to Citi declared as of that date.

(4) Adjustments for the Citi reinsurance transactions – statements of income.

Adjustments to our combined statements of income as part of the Citi reinsurance transactions reflect premiums, benefits and claims, and deferred policy acquisition costs (“DAC”) ceded as well as the non-deferred expense allowance received on policies in force as of the opening balance sheet date. Adjustments also reflect a finance charge payable associated with one of the Citi reinsurance agreements accounted for under the deposit method and pro rata allocations of net investment income earned on invested assets transferred to the Citi reinsurers.

(5) Adjustments for the reorganization and other concurrent transactions – statements of income.

Net investment income was adjusted to reflect the pro rata share of income on invested assets distributed to Citi as part of our reorganization. Interest expense reflects the amount of interest that would have been accrued on the Citi note had it been in place as of January 1 of the respective year. Other operating expense adjustments reflect $33.3 million of estimated expense associated with equity awards granted April 1, 2010, vesting or partially vesting through June 30, 2010, and for sales force leader awards, delivered over three years. The actual expense is subject to change based on final determination of a liquidity discount to be applied to fully vested awards subject to deferred delivery. The ongoing expense of equity awards is estimated to be approximately $3.1 million per quarter, representing estimated ongoing expense as awards vest, plus the vesting of any future equity awards granted to management after 2010.

Business Overview

We are a leading distributor of financial products to middle income households in North America with approximately 100,000 licensed sales representatives. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, variable annuities and other financial products, which we distribute primarily on behalf of third parties.

We have two primary operating segments, Term Life Insurance and Investment and Savings Products, and a third segment, Corporate and Other Distributed Products.

Term Life Insurance. We distribute term life insurance products in North America that we originate through our three life insurance company subsidiaries, Primerica Life Insurance Company (“Primerica Life”), National Benefit Life Insurance Company (“NBLIC”) and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Our in-force term insurance policies have level premiums for the stated term period, which means the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years with policies with 20-year terms or more accounting for 82% of the face amount of the policies we issued in the first quarter of 2010. The average face amount of our in-force policies issued during the first quarter of 2010 was approximately $278,000. Premiums are guaranteed to remain level during the initial term period, up to a maximum of 20 years in the United States. While premiums remain level over the initial term period, our claim obligations generally increase with increases in the age of policyholders. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of upfront acquisition costs and the payment of claims obligations, such that profits are realized ratably with the level premiums of the underlying policies.

Our Term Life Insurance segment results are primarily driven by the following factors:

•

Sales and policies in force. Sales affect the size and characteristics of the in-force book of policies on which we earn premium revenues. The size of the in-force book is a function of the sale of new coverages and the number and size of policies that lapse or terminate. Characteristics of the in-force book include the amount and type of applicable coverage and average pricing terms (which are influenced by the average policy size, average issue age of policyholders and underwriting class).

•

Accuracy of our pricing assumptions. The profitability of our life insurance operations is dependent upon our ability to price policies appropriately for the levels of risk we assume and to recover our client acquisition and administration costs. Our pricing decisions are based on policy characteristics and historical experience regarding persistency and mortality.

•

Reinsurance. We use a combination of coinsurance and yearly renewable term (YRT) reinsurance to manage our risk profile. Accordingly, our results for any given fiscal period are significantly influenced by the level, mix and cost of reinsurance employed by us.

•	Investment income. We allocate investment income to our Term Life Insurance segment each fiscal period based on our required statutory reserves and targeted capital for such period.

•	Expenses. Term Life Insurance segment results are also affected by variances in client acquisition, maintenance and administration expense levels.

As a result of the Citi reinsurance transactions, beginning in the second quarter of 2010 the revenues and earnings of our term life insurance segment are expected to initially decline in proportion to the amount of revenues and earnings associated with our existing in-force book of term life insurance policies ceded to the Citi reinsurers. As we add new in-force business, revenues and earnings of our Term Life Insurance segment would be expected to grow from these initial levels. The rate of revenue and earnings growth in periods following the Citi reinsurance transactions would be expected to decelerate with each successive financial period as the size of our in-force book grows and the incremental sales have a reduced marginal effect on the size of the then existing in-force book.

Investment and Savings Products. We distribute mutual funds, variable annuities and segregated funds. In the United States, we distribute mutual fund products of several third-party companies and variable annuity products of MetLife, Inc., and its affiliates. In Canada, we offer our own Primerica-branded mutual funds, funds of well-known mutual fund companies and segregated funds underwritten by Primerica Life Canada. Revenues associated with these products are comprised of commissions and fees earned at the time of sale, fees based on the asset values of client accounts and recordkeeping and custodial fees charged on a per-account basis.

Results in our Investment and Savings Products segment are driven by sales of mutual funds and variable annuities, the value of assets in client accounts for which we earn ongoing service and distribution fees and the number of fee generating accounts we administer. While our investment and savings products all have similar long-term earnings characteristics, our results in a given fiscal period are affected by changes in the overall mix of products within these broad categories.

Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including loans, various insurance products and prepaid legal services. These products are distributed pursuant to distribution arrangements with third parties, except for certain life and disability insurance products underwritten by us that are not distributed through our sales force. In addition, our Corporate and Other Distributed Products segment includes corporate income, including net investment income and expenses not allocated to other segments, and realized gains and losses on our invested asset portfolio.

Segment Results. Our actual segment results have been derived from our combined financial statements, which have been prepared as if the Company had been in existence throughout all relevant periods and include all businesses that were transferred to us in connection with our corporate reorganization. Pro forma segment results give effect to the Transactions. On an actual and pro forma results basis, the relative contribution of each segment was as follows:

	Actual		Pro forma
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
	$	$	$	$
	(Dollars in thousands)
Income (loss) before income taxes:
Term Life Insurance segment	$157,750	$167,704	$37,346	$31,959

Investment and Savings Products segment	25,447	20,371	25,447	20,370

Corporate and Other Distributed Products segment	37,205	(13,300)	(6,333)	(51,697)

Total income before income taxes	$220,402	$174,775	$56,459	$632

The shift in contribution by segment on an actual basis resulted primarily from the increase in investment gains realized as a result of portfolio repositioning in the first quarter of 2010 in anticipation of our reinsurance and reorganization transactions. The shift in the contribution by segment on a pro forma basis was primarily due to the reinsurance and reorganization transactions.

Business Trends and Conditions

The relative strength and stability of North American financial markets and economies affects our profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

Economic conditions, including rising unemployment levels and financial market conditions, influence investment and spending decisions by middle income consumers. While consumer spending and borrowing levels remain under pressure, overall market and economic conditions have stabilized, and sales and the value of consumer investment products across a wide spectrum of asset classes have improved. The effects of these trends and conditions on our operations are summarized below.

Term life insurance products. Sales volume of our term life insurance products has remained fairly constant. We issued 52,445 new policies for the three months ended March 31, 2010, compared with 53,023 for same period a year ago, and we experienced a slight decline in the average face amount of our newly issued policies. Although below historical norms, we also experienced a slight improvement in policy persistency during the first quarter of 2010 as economic conditions have stabilized.

Investment and savings products. During the first quarter of 2010, we saw a significant improvement in the sales levels of our investment and savings products. Sales of investment and savings products were $973.5 million for the quarter ended March 31, 2010, compared with $728.8 million during the same period a year ago. The increase was primarily driven by improved market conditions and increased emphasis on these products.

Asset values. A significant portion of revenues in our Investment and Savings Products segment are derived from commission and fee revenues that are based on the value of assets in client accounts. These assets are invested in diversified funds comprised mainly of U.S. and Canadian equity securities. As equity markets began improving in 2009, the average value of assets in clients’ accounts increased from $23.3 billion at March 31, 2009, to $31.4 billion at March 31, 2010. As a result, our revenues from these sources have also increased.

Invested asset portfolio. The trend toward increasing unrealized losses has continued its reversal since the second quarter of 2009 as market conditions improved, further reducing unrealized loss positions in the portfolio. As of March 31, 2010, our invested asset portfolio had a cost or amortized cost basis of $1.9 billion and a net unrealized gain of $134.7 million. As a result of our corporate reorganization, our March 31, 2010 portfolio is substantially smaller than our December 31, 2009 portfolio and is comprised of a different mix of invested assets (see Note 4 of the Notes to Combined Financial Statements).

Reinsurance. Due to our extensive use of reinsurance, a departure from the reinsurance market or failure to pay by any of our reinsurers could have a material adverse effect on our business, financial condition and results of operations. In April 2010, Ace Life Insurance Company (“Ace”), one of our reinsurance counterparties, notified us of their intention to exit the U.S. life reinsurance market. Effective July 2010, we will terminate the existing reinsurance agreement with Ace for new business. Ace will continue to reinsure those policies already ceded to them. The loss of Ace, while insignificant in relation to our total reinsurer exposure, demonstrates the cautious nature of the reinsurance market. We presently intend to continue ceding approximately 90% of our U.S. mortality risk and will maintain this level by either selecting another reinsurer to replace Ace or by reallocating the new business that would have been ceded to Ace among our remaining reinsurers.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 to our combined financial statements. The most significant items on the balance sheet are based on fair value determinations, accounting estimates and actuarial determinations which are susceptible to changes in future periods and which affect our results of operations and financial position.

The estimates that we deem to be most critical to an understanding of our results of operations and financial position are those related to the valuation of investments, deferred policy acquisition costs, future policy benefit reserves, reinsurance and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified above as critical accounting estimates during the three months ended March 31, 2010. For additional information, see the Critical Accounting Estimates section of MD&A included in our Registration Statement on Form S-1, originally filed with the U.S. Securities and Exchange Commission (SEC) on November 5, 2009, as amended through March 31, 2010.

Results of Operations

Revenues

Our revenues consist of the following:

•

Net premiums. Reflects direct premiums payable by our policyholders on our in-force insurance policies, primarily term life insurance, net of reinsurance premiums that we pay to third-party reinsurers.

•

Net investment income. Represents income generated by our invested asset portfolio, which consists primarily of interest income earned on fixed-maturity investments. Investment income earned on assets supporting our statutory reserves and targeted capital is allocated to our Term Life Insurance segment based on the ratio of book value of the segment’s required invested assets to the fair value of total Company invested assets for the period, with the balance included in our Corporate and Other Distributed Products segment.

•

Commissions and fees. Consists primarily of dealer re-allowances earned on the sales of investment and savings products, trail commissions based on the asset values of client accounts, marketing and support fees from product originators, custodial fees for services rendered in our capacity as nominee on client retirement accounts funded by mutual funds on our servicing platform, recordkeeping fees for mutual funds on our servicing platform and fees associated with the sale of other distributed products.

•	Realized investment gains (losses), including OTTI. Reflects the difference between amortized cost and amounts realized on sale of investment securities, as well as OTTI charges.

•

Other, net. Reflects revenues generated from the fees charged for access to our sales force website, printing revenues from the sale of printed materials, incentive fees and reimbursements from product originators, Canadian licensing fees, sales of merchandise to sales representatives, mutual fund customer service fees, fees charged to sales representatives related to life insurance processing responsibilities, and interest charges received from or paid to reinsurers on late payments.

Benefits and Expenses

Our operating expenses consist of the following items:

•

Benefits and claims. Reflects the benefits and claims payable on insurance policies, as well as changes in our reserves for future policy claims and reserves for other benefits payable, net of reinsurance.

•

Amortization of DAC. Represents the amortization of capitalized costs associated with the sale of an insurance policy, including sales commissions, medical examination and other underwriting costs and other acquisition-related costs, over the initial term of the policy.

•	Insurance commissions. Reflects sales commissions in respect of insurance products that are not eligible for deferral.

•

Insurance expenses. Reflects non-capitalized insurance expenses, including staff compensation, technology and communications, insurance sales force-related costs, printing, postage and distribution of insurance sales materials, outsourcing and professional fees, premium taxes, amortization of certain intangibles and other corporate and administrative fees and expenses related to our insurance operations.

•	Sales commissions. Represents commissions to our sales representatives in connection with the sale of investment and savings products and products other than insurance products.

•

Other operating expenses. Consists primarily of expenses that are unrelated to the distribution of insurance products, including staff compensation, technology and communications, various sales force-related costs, printing, postage and distribution of sales materials, outsourcing and professional fees, amortization of certain intangibles and other corporate and administrative fees and expenses.

We allocate certain operating expenses associated with our sales representatives, including supervision, training and legal, to our two primary operating segments generally based on the average number of licensed representatives in each segment for a given period. We also allocate technology and occupancy costs based on usage. Costs that are not allocated to our two primary segments are included in our Corporate and Other Distributed Products segment.

Our combined statements of income and changes therein were as follows:

	Three months ended March 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$537,845	$516,647	$21,198	4%
Ceded premiums	(148,119)	(137,609)	(10,510)	-8%

Net premiums	389,726	379,038	10,688	3%
Net investment income	82,576	82,385	191	*
Commissions and fees	91,690	79,717	11,973	15%
Realized investment gains (losses), including OTTI	31,057	(11,259)	42,316	*
Other, net	11,893	12,955	(1,062)	-8%

Total revenues	606,942	542,836	64,106	12%
Benefits and expenses:
Benefits and claims	170,735	145,749	24,986	17%
Amortization of DAC	91,756	94,814	(3,058)	-3%
Insurance commissions	6,371	14,620	(8,249)	-56%
Insurance expenses	37,529	40,088	(2,559)	-6%
Sales commissions	43,881	40,189	3,692	9%
Other operating expenses	36,268	32,601	3,667	11%

Total benefits and expenses	386,540	368,061	18,479	5%

Income before income taxes	220,402	174,775	45,627	26%
Income taxes	77,116	62,218	14,898	24%

Net income	$143,286	$112,557	$30,729	27%

*	Less than 1%, or not meaningful

Total revenues. The increase in total revenues reflects a $44.6 million increase in Corporate and Other Distributed Products primarily due to investment gains realized in connection with our invested asset portfolio repositioning activities; a $17.4 million increase in Investment and Savings Products due to improved market conditions and increased emphasis on these products; and a $2.1 million increase in Term Life Insurance. Prior to the reinsurance and reorganization transactions effected on March 31, 2010, our invested asset portfolio was higher in the first quarter of 2010 than in the first quarter of 2009. However, yields in 2010 were lower than those earned in the first quarter of 2009, offsetting the effect on net investment income of a larger invested asset base.

Total benefits and expenses. The increase in total benefits and expenses reflects a $12.0 million increase in Term Life Insurance, primarily due to higher policy claims which were partially offset by lower expenses due to the special sales force payment in the first quarter of 2009; a $12.3 million increase in Investment and Savings Products, primarily due to higher commissions associated with the growth in sales and client asset values; and a $5.9 million decline in Corporate and Other Distributed Products, primarily as a result of a decrease in commissions and fees associated with other distributed products.

Income taxes. The effective tax rate was 35.0% during the three months ended March 31, 2010, compared with 35.6% during the same period a year ago.

For more detailed commentary on the drivers of our revenues and expenses, see the discussion of results of operations by segment included below.

Term Life Insurance Segment

Our Term Life Insurance segment results are primarily driven by sales, accuracy of our pricing assumptions, reinsurance, investment income and expenses.

Sales and policies in force. Sales of new term policies and the size and characteristics of our in-force book of policies are vital to our results over the long term. Premium revenue is recognized as it is earned over the term of the policy and acquisition expenses are generally deferred and amortized ratably with the level premiums of the underlying policies. However, because we incur significant cash outflows at or about the time policies are issued, including the payment of sales commissions and underwriting costs, changes in life insurance sales volume will have a more immediate effect on our cash flows.

Historically, we have found that while sales volume of term life insurance products between any given fiscal periods may vary based on a variety of factors, the productivity of our individual sales representatives remains within a relatively narrow range and, consequently, our sales volume over the longer term generally correlates to the size of our sales force.

The average number of licensed term life insurance sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per licensed sales representative were as follows:

	Three months ended March 31,
	2010	2009
Average number of life-licensed insurance sales representatives	98,156	100,266
Number of new policies issued	52,445	53,023
Average monthly rate of new policies issued per licensed sales representative	.18x	.18x

Our ability to increase the size of our sales force is largely based on the success of our recruiting efforts and our ability to train and motivate recruits to obtain licenses to sell life insurance. We believe that recruitment levels are an important advance indicator of sales force trends, and growth in recruiting is usually indicative of growth in the overall size of the sales force. However, recruiting results do not always result in proportionate increases in the size of our licensed sales force. For example, in the past, spikes in recruitment levels at times have been followed by declines in the percentage of recruits obtaining licenses. In addition, the average time period it takes for a recruit to obtain a license is approximately three months; accordingly, there is a time lag between successful recruiting efforts and consequent increases in the number of licensed sales representatives.

Accuracy of our pricing assumptions. Our pricing methodology is intended to provide us with appropriate profit margins for the risks we assume. We determine pricing classifications based on the coverage sought, such as the size and term of the policy, and certain policyholder attributes, such as age and health. Because we offer unisex rates for our term life insurance policies, our prices do not vary by gender. The pricing assumptions that underlie our rates are based upon our best estimates of mortality and persistency rates at the time of issuance and expected investment yields, sales force commission rates, issue and underwriting expenses, operating expenses and the characteristics of the insureds, including sex, age, underwriting class, product and amount of coverage. Our results will be affected to the extent there is a variance between our pricing assumptions and actual experience.

•

Persistency. We use historical experience to estimate pricing assumptions for persistency rates. Persistency is a measure of how long our insurance policies stay in-force. As a general matter, persistency that is lower than our pricing assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. Determining the near-term effects of changes in persistency is more complicated. When persistency is lower than our pricing assumptions, we must accelerate the amortization of DAC. The disproportionate increase in amortization expense is offset by a release of reserves associated with lapsed policies, which causes a reduction in benefits and claims expense. The reserves associated with any given policy will change over the term of such policy. As a general matter, reserves are lowest at the inception of a policy term (when claims experience is the lowest) and rise steadily to a peak before declining to zero at the expiration of the policy term. Accordingly, depending on when the lapse occurs in relation to the overall policy term, the reduction in benefits and claims expense may be greater or less than the increase in amortization expense and, consequently, the effects on earnings for a given period could be positive or negative. Persistency levels are meaningful to our results to the extent actual experience deviates from the persistency assumptions used to price our products.

•

Mortality. We use historical experience to estimate pricing assumptions for mortality. Our profitability is affected to the extent actual mortality rates differ from those used in our pricing assumptions. We mitigate a significant portion of our mortality exposure through reinsurance, including the Citi reinsurance agreements. Variances between actual mortality experience and the assumptions and estimates used by our reinsurers affect the cost and potentially the availability of reinsurance.

Reinsurance. We use reinsurance extensively, which has a significant effect on our results of operations. In evaluating our comparative results, it is important to understand and consider the relative levels and mix of reinsurance treaties in effect during each of the comparative periods. Prior to 1990, we primarily reinsured on a coinsurance basis. Coinsurance is a form of reinsurance under which the reinsurer receives a specified percentage of the direct premiums, pays a specified percentage of claims and benefits, shares in the initial and ongoing maintenance expenses and maintains a proportionate share of the future policy benefit reserves and related assets. In a coinsurance type of reinsurance arrangement, the reinsurer assumes substantially all of the risks and rewards associated with the percentage of the reinsured block of policies subject to the reinsurance treaty, although the primary insurer, or ceding insurer, remains ultimately liable to policyholders in the event the reinsurer fails to perform its obligations. Accordingly, coinsurance effectively reduces the size of the ceding insurer’s in-force book in proportion to the percentage of the in-force book subject to coinsurance.

We retained 100% of the risks and rewards of policies issued between January 1992 and June 1994, other than for a small number of policies with a face amount exceeding $1,000,000, for which we reinsured the coverage in excess of such amount.

Since the mid-1990s, we have reinsured between 60% and 90% of the mortality risk on our U.S. term life insurance policies on a YRT basis. We have not generally reinsured the mortality risk on Canadian term life insurance polices. YRT reinsurance permits us to fix future mortality exposure at contractual rates by policy class. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.

On March 31, 2010, we entered into various reinsurance agreements as part of our corporate reorganization. We expect to continue to use YRT reinsurance at or near historical levels. We may alter our reinsurance practices at any time due to the unavailability of YRT reinsurance at attractive rates or the availability of alternatives to reduce our risk exposure.

The effect of our reinsurance arrangements on ceded premiums and benefits and claims on our combined statement of income follows:

•

Ceded premiums. Ceded premiums are the premiums we pay to reinsurers. These amounts are deducted from the direct premiums we earn to calculate our net premium revenues. Similar to direct premium revenues, ceded coinsurance premiums remain level over the initial term of the insurance policy. Ceded YRT premiums increase with increases in the period that the policy has been in-force. Accordingly, ceded YRT premiums constitute an increasing percentage of direct premiums over the policy term.

•

Benefits and claims. Benefits and claims include incurred claim amounts and changes in future policy benefit reserves. Both coinsurance and YRT reinsurance reduce incurred claims in direct proportion to the percentage ceded. Coinsurance reduces the change in reserves in direct proportion to the ceding percentage. YRT reduces the change in reserves in an increasing amount over time with increases in the period that the policy has been in-force.

•	Amortization of DAC. Amortization of DAC is reduced on a pro-rata basis for the business coinsured with Citi.

•	Acquisition and operating expenses. Acquisition and operating expenses are reduced by the allowances received from coinsurance, including the business reinsured with Citi.

Net investment income. We allocate net investment income to our Term Life Insurance segment each fiscal period based on the ratio of book value of the segment’s required invested assets to the fair value of total Company invested assets for the period. As a result, changes in the book value of the segment’s required statutory reserves and targeted capital (“required assets”) and the fair value of total Company invested assets can have a significant impact on the amount of net investment income allocated to this segment.

Expenses. Term Life Insurance segment results are also affected by variances in client acquisition, maintenance and administration expense levels.

Segment Actual Results

	Three months ended March 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$517,932	$496,683	$21,249	4%
Ceded premiums	(144,370)	(134,252)	(10,118)	-8%

Net premiums	373,562	362,431	11,131	3%
Allocated net investment income	62,218	71,455	(9,237)	-13%
Other, net	8,781	8,615	166	2%

Total revenues	444,561	442,501	2,060	*
Benefits and expenses:
Benefits and claims	161,109	135,726	25,383	19%
Amortization of DAC	88,807	92,512	(3,705)	-4%
Acquisition and operating expenses, net of deferrals	36,895	46,559	(9,664)	-21%

Total benefits and expenses	286,811	274,797	12,014	4%

Income before income taxes	$157,750	$167,704	$(9,954)	-6%

*	Less than 1%

The changes in the face amount of our in-force book of term life insurance policies were as follows:

			Change
	2010	2009	$	%
	(Dollars in millions)
Face amount in-force as of January 1	$650,195	$633,467	$16,728	3%
Issued face amount	17,997	18,660	(663)	-4%
Terminations and other changes	(16,402)	(20,561)	4,159	20%

Face amount in-force as of March 31	$651,790	$631,566	$20,224	3%

Net premiums. Direct premiums increased at a pace consistent with the growth in the in-force book. Ceded premiums grew faster than direct premiums due to the growth in ceded YRT premiums. Unlike the direct premiums, which are level over the initial term period, ceded YRT premiums increase each year with the aging of policies.

Allocated net investment income. As a result of the increase in the fair value of total Company invested assets and its effect on the net investment income allocation ratio, allocated net investment income decreased in the first quarter of 2010.

Benefits and claims. The increase in benefits and claims exceeded premium growth, primarily due to incurred claims. Claims increased by $14.0 million over the prior year period. We believe that the increase in claims is a normal statistical fluctuation and did not result from any changes in underwriting or claims processes.

Amortization of DAC. Amortization of DAC decreased primarily due to higher persistency for recent issue years where the DAC balances are the highest.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, decreased during the first quarter primarily as a result of lower operating expenses in 2010 primarily related to an $8.2 million special sales force payment in the first quarter of 2009.

Face amount in-force. Issued face amount decreased primarily due to slightly lower policy sales and lower average size of policies issued. The increase in the value of the Canadian dollar, as measured against the U.S. dollar and as applied to our total book of in-force policies, resulted in a $3.4 billion decrease in terminations and other changes. The remaining decrease in terminations and other changes resulted from persistency that, while remaining below historical norms, has improved slightly.

Segment Pro Forma Results

Term Life Insurance segment pro forma results give effect to the Citi reinsurance transactions which impacted ceded premiums, allocated net investment income, benefits and claims, amortization of DAC, and acquisition and operating expenses, net of deferrals. On a pro forma basis, Term Life Insurance segment results were as follows:

	Three months ended March 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Pro forma revenues:
Direct premiums	$517,932	$496,683	$21,249	4%
Ceded premiums	(440,699)	(422,006)	(18,693)	-4%

Net premiums	77,233	74,677	2,556	3%
Allocated net investment income	13,609	17,832	(4,223)	-24%
Other, net	8,782	8,615	167	2%

Total pro forma revenues	99,624	101,124	(1,500)	-1%
Pro forma benefits and expenses:
Benefits and claims	32,905	26,614	6,291	24%
Amortization of DAC	17,418	19,439	(2,021)	-10%
Acquisition and operating expenses, net of deferrals	11,955	23,112	(11,157)	-48%

Total pro forma benefits and expenses	62,278	69,165	(6,887)	-10%

Pro forma income before income taxes	$37,346	$31,959	$5,387	17%

Total pro forma revenues decreased in first quarter 2010 primarily due to the reduction in allocated net investment income as adjusted to reflect the ratio of the segment’s pro forma required assets to the pro forma fair value of total company invested assets, partially offset by retained growth in net premium, as adjusted for the Citi reinsurance transactions.

Pro forma income before income taxes increased primarily as a result of lower operating expenses in first quarter 2010 as discussed above, partially offset by higher benefits and claims and lower allocated net investment income.

Investment and Savings Products Segment

Our Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing service and distribution fees and the number of fee generating accounts we administer. While our investment and savings products all have similar long-term earnings characteristics, our results in a given fiscal period are affected by changes in the overall mix of products within these broad categories. Examples of changes in the sales mix that influence our periodic results include the following:

•

sales of a higher proportion of mutual fund products of the several mutual fund families for which we act as recordkeeper will generally increase our earnings because we are entitled to recordkeeping fees on these accounts;

•

sales of variable annuity products in the United States will generate higher revenues in the period such sales occur than sales of other investment products that either generate lower upfront revenues or, in the case of segregated funds, no upfront revenues;

•	sales and administration of a higher proportion of mutual funds that enable us to earn marketing and support fees will increase our revenues and profitability; and

•	sales of a higher proportion of retirement products of several mutual fund families will tend to result in higher revenue generation due to our ability to earn custodial fees on these accounts.

Sales. We earn commissions and fees, such as dealer re-allowances, and marketing and support fees, based on sales of mutual fund products and variable annuities. Sales of investment and savings products are influenced by the overall demand for investment products in North America, as well as by the size and productivity of our sales force. We generally experience a slight degree of seasonality in our Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with the tax return preparation season. While we believe the size of our sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, that may have a significantly greater effect on sales volume in any given fiscal period.

Asset values. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, “12b-1 fees”) on mutual fund, variable annuity and segregated funds products based on asset values in client accounts. Our investment and savings products primarily consist of funds comprised of equity securities. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and changes in equity markets, net of expenses.

Accounts. We earn recordkeeping fees for administrative functions we perform on behalf of several of our mutual fund providers and custodial fees for services as a non-bank custodian for certain of our mutual fund clients’ retirement plan accounts.

Segment Actual Results

	Three months ended March 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees	$84,585	$66,848	$17,737	27%
Other, net	2,108	2,437	(329)	-14%

Total revenues	86,693	69,285	17,408	25%
Expenses:
Commission expenses, including amortization of DAC	43,276	34,209	9,067	27%
Other operating expenses	17,970	14,705	3,265	22%

Total expenses	61,246	48,914	12,332	25%

Income before income taxes	$25,447	$20,371	$5,076	25%

The components of our commission and fees revenue and the underlying metrics that drove results were as follows:

	Three months ended March 31,		Change
	2010	2009	$	%
	(Dollars and accounts in thousands, except as noted)
Revenue source:
Sales-based revenues	$36,363	$28,203	$8,160	29%
Asset-based revenues	38,014	27,555	10,459	38%
Account-based revenues	10,208	11,089	(881)	-8%

Total commissions and fees	$84,585	$66,847	$17,738	27%

Revenue metric:
Product sales (In millions)	$974	$729	$245	34%
Average account values (In millions)	$31,404	$23,253	$8,151	35%
Average number of fee-generating accounts	2,762	2,904	(142)	-5%

Changes in asset values were as follows:

	2010	2009
	(Dollars in millions)
Asset values as of January 1	$31,303	$24,677
Inflows	974	729
Redemptions	(957)	(816)
Change in market value, net	1,350	(1,443)

Asset values as of March 31	$32,670	$23,146

Commissions and fees. Commissions and fees increased primarily as a result of improving economic and market conditions and increased emphasis on these products. Sales-based and asset-based revenues grew as a result of sales volume and improved equity valuations, respectively. Account-based revenues declined as a result of lower sales of funds for which we act as recordkeeper. Differences in the percentage change between commission and fee revenues and underlying revenue metrics were primarily attributable to changes in the product mix, none of which was material on an individual basis in the comparative periods, as well as small variances attributable to averaging.

Commission expenses, including amortization of DAC. Commission expenses, including amortization of DAC, increased in conjunction with the increases in sales as noted above.

Other operating expenses. Other operating expenses increased primarily as a result of increased salary and related expenses and higher administration fees on Canadian segregated funds due to growth in account values.

Accounts. The number of client fee generating accounts declined due primarily to lower sales of funds for which we provide a recordkeeping function.

Asset values. Assets values as of March 31, 2010 benefited from a significant improvement in market values compared to March 31, 2009.

Segment Pro Forma Results

The Transactions had no pro forma effect on the Investment and Savings Products segment.

Corporate and Other Distributed Products Segment

We earn revenues and pay commissions and referral fees from the distribution of loans, various other insurance products, prepaid legal services and other products, all of which are originated by third parties. Our New York life insurance subsidiary, NBLIC, also underwrites a mail-order student life policy and a short-term disability benefit policy, neither of which is distributed by our sales force, and also has in-force policies from several discontinued lines of insurance.

The Corporate and Other Distributed Products segment is affected by corporate income and expenses, printing operations not allocated to our other segments, net investment income (other than net investment income allocated to our Term Life Insurance segment), administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), management equity awards, equity awards granted to our sales force leaders at the time of the Offering, and realized gains and losses on our invested asset portfolio.

Segment Actual Results

	Three months ended March 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Net premiums	$16,165	$16,607	$(441)	-3%
Allocated net investment income	20,358	10,930	9,428	86%
Commissions and fees	7,105	12,869	(5,764)	-45%
Realized investment gains (losses), including OTTI	31,057	(11,259)	42,316	*
Other, net	1,004	1,903	(899)	-47%

Total revenues	75,689	31,049	44,640	144%
Benefits and expenses:
Benefits and claims	9,626	10,023	(397)	-4%
Insurance acquisition and operating expense, net of deferrals	5,597	6,778	(1,181)	-17%
Other distributed product expenses and commissions	4,963	9,652	(4,689)	-49%
Other unallocated corporate expenses	18,298	17,896	402	2%

Total benefits and expenses	38,484	44,349	(5,865)	-13%

Income (loss) before income taxes	$37,205	$(13,300)	$50,505	*

*	Not meaningful

Allocated net investment income. Allocated net investment income increased as a result of a decrease in the allocation to the Term Life Insurance segment discussed earlier.

Commissions and fees. Commissions and fees decreased primarily as a result of the ongoing decline in sales of loan products. Loan sales were affected by depressed home values and tightening credit standards.

Realized investment gains (losses), including OTTI. In the first quarter of 2010, realized investment gains were $41.6 million, excluding $10.6 million of OTTI, compared with realized investment gains of $9.3 million, excluding $20.5 million of OTTI, in the first quarter of 2009. Realized investment gains (losses), including OTTI, were higher in the first quarter of 2010 primarily as a result of invested asset portfolio transactions executed in anticipation of our corporate reorganization and improving market conditions.

Other distributed product expenses and commissions. Other distributed product expenses and commissions decreased primarily from a decline in commissions expense associated with declining sales of loan products.

Other unallocated corporate expenses. The change in other unallocated corporate expenses reflects expenses incurred in connection with our public offering, partially offset by lower expense allocations from Citi.

Segment Pro Forma Results

Corporate and Other Distributed Products segment pro forma results give effect to the reorganization transactions and the concurrent transactions, which impacted allocated net investment income and other unallocated corporate expenses. On a pro forma basis, Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Pro forma revenues:
Net premiums	$16,165	$16,606	$(441)	-3%
Allocated net investment income	14,232	9,946	4,286	43%
Commissions and fees	7,105	12,869	(5,764)	-45%
Realized investment gains (losses), including OTTI	31,057	(11,259)	42,316	*
Other, net	1,004	1,904	(900)	-47%

Total pro forma revenues	69,563	30,066	39,497	131%
Pro forma benefits and expenses:
Benefits and claims	9,626	10,023	(397)	4%
Insurance acquisition and operating expense, net of deferrals	5,597	6,778	(1,181)	-17%
Other distributed product expenses and commissions	4,963	9,653	(4,690)	-34%
Other unallocated corporate expenses	55,710	55,309	401	*

Total pro forma benefits and expenses	75,896	81,763	(5,867)	-7%

Pro forma loss before income taxes	$(6,333)	$(51,697)	$(45,364)	-88%

*	Less than 1% or not meaningful

Total pro forma revenues increased and pro forma loss before income taxes decreased primarily as a result of investment gains realized in connection with the Transactions and the lower allocation of net investment income to the Term Life segment as discussed above. Pro forma other unallocated corporate expenses included approximately $33.3 million representing the estimated expense of equity awards granted April 1, 2010, vesting or partially vesting through June 30, 2010, and for sales force leaders awards, delivered over three years. The actual expense is subject to change based on final determination of a liquidity discount to be applied to fully vested awards subject to deferred delivery. The future expense of the equity awards is estimated to be approximately $3.1 million per quarter, representing the estimated ongoing expense as the awards vest, plus the vesting of any future equity awards granted to management after 2010.

Financial Condition

Investments

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We may also direct our investment managers to invest some of our invested asset portfolio in currencies other than the U.S. dollar. For example, a portion of our portfolio is invested in assets denominated in Canadian dollars which, at minimum, would equal our reserves for policies denominated in Canadian dollars. Additionally, to help ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our invested asset portfolio and our general liability profile.

Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our invested asset portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and, therefore, reinvestment risk. Certain investments may subject us to restrictions on redemption, which could limit our ability to withdraw funds for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

As of March 31, 2010, the carrying value of our invested asset portfolio was approximately $2.1 billion, compared with $6.5 billion as of December 31, 2009. The significant decline in period-end portfolios primarily reflects the asset transfers we executed in connection with the Citi reinsurance transactions and our corporate reorganization.

	As of March 31, 2010		As of December 31, 2009
	$	%	$	%
	(Dollars in thousands)
Fixed-maturity investments, at fair value	$2,011,949	97%	$6,378,179	99%
Trading securities, at fair value	14,866	*	16,996	*
Equity securities, at fair value	21,158	1%	49,326	*
Policy loans and other invested assets	25,774	1%	26,947	*

Total investments	$2,073,747	100%	$6,471,448	100%

*	Less than 1%

Fixed-Maturity Investments and Equity Securities Available for Sale

The cost or amortized cost, gross unrealized gains and losses and estimated fair value of our fixed-maturity and equity securities available for sale were as follows:

	March 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed maturities:
U.S. government and agencies	$12,368	$440	$(38)	$12,770
Foreign government	95,037	14,125	—	109,162
States and political subdivisions	18,935	1,047	(15)	19,967
Corporates	1,135,102	100,433	(3,031)	1,232,504
Mortgage- and asset-backed securities	620,620	28,765	(11,839)	637,546

Total fixed maturities	1,882,062	144,810	(14,923)	2,011,949
Equities	16,375	5,056	(273)	21,158

Total fixed maturities and equities	$1,898,437	$149,866	$(15,196)	$2,033,107

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed maturities:
U.S. government and agencies	$18,452	$397	$(362)	$18,487
Foreign government	351,167	39,868	(604)	390,431
States and political subdivisions	35,591	1,044	(597)	36,038
Corporates	3,913,566	247,933	(43,852)	4,117,647
Mortgage- and asset-backed securities	1,819,282	65,675	(69,381)	1,815,576

Total fixed maturities	6,138,058	354,917	(114,796)	6,378,179
Equities	45,937	4,111	(722)	49,326

Total fixed maturities and equities	$6,183,995	$359,028	$(115,518)	$6,427,505

The average rating of our fixed-maturity portfolio is single A, with an average duration of approximately three and one-half years. The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The distribution of our investments in fixed-maturity securities by rating follows:

	As of March 31, 2010	As of December 31, 2009
AAA	33%	28%
AA	8	10
A	21	23
BBB	31	32
BB or lower	7	7

Total fixed-maturity investments	100%	100%

The types of assets in our portfolio are influenced by various state and Canadian laws that prescribe qualified invested assets. We invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the invested asset portfolio by asset type and credit exposure.

The fair value of invested assets, and therefore the unrealized gains and losses of the assets, are subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our intent to sell or whether it is more-likely-than-not we would be required to sell the investment before the expected recovery of the cost or amortized cost basis. Net unrealized gains were $134.7 million as of March 31, 2010, compared with $243.5 million as of December 31, 2009. The decline in net unrealized gains was primarily due to the smaller invested asset portfolio resulting from the Citi reinsurance transactions and our corporate reorganization.

For additional information see Note 4 to the notes to our combined financial statements.

Deferred Policy Acquisition Costs

	March 31,	December 31,	Change
	2010	2009	$
	(In thousands)
Deferred policy acquisition costs	$702,429	$2,789,905	$(2,087,476)

The significant reduction in DAC is primarily a result of the term life DAC balances transferred to the Citi reinsurers based on their percentage of DAC on the specific policies covered under the applicable coinsurance agreements.

Due from Reinsurers

	March 31,	December 31,	Change
	2010	2009	$
	(In thousands)
Due from reinsurers	$3,595,239	$867,242	$2,727,997

Due from reinsurers reflects future policy benefit reserves due from third-party reinsurers, including the Citi reinsurers. Such amounts are reported as due from reinsurers rather than offsetting future policy benefits. As a result, the effect of coinsuring 80% to 90% of our 2009 year-end in-force book significantly increased our due from reinsurers balance at March 31, 2010.

Future Policy Benefits

	March 31,	December 31,	Change
	2010	2009	$
	(In thousands)
Future policy benefits	$4,248,277	$4,197,454	$50,823

Consistent with other reinsurance transactions, the Citi reinsurance transactions did not relieve us of our direct liability to our policyholders even when the reinsurer is liable to us. As a result, these transactions had no impact on the balance of future policy benefits at March 31, 2010. The slight increase in future policy benefits relative to year-end 2009 was primarily a result of the aging of our in-force book of business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Dividends and other payments to us from our subsidiaries are our principal sources of cash. Our primary uses of funds at our holding company level are expected to include the payment of general operating expenses, the payment of dividends and the payment of principal and interest to Citi under the Citi note. The liquidity requirements of our subsidiaries principally relate to the liabilities associated with their distribution and underwriting of insurance products (including the payment of claims), distribution of investment and savings products, operating expenses, income taxes and the payment of dividends.

Historically, our insurance subsidiaries have used cash flow from operations associated with our in-force book of term life insurance to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from policyholder premiums and investment income earned on invested assets that support our statutory capital and reserves. We also derive cash inflows from the distribution of investment and savings products and other products. Our principal outflows relate to payments for ceded premiums and benefits and claims. The principal cash inflows from investment activities result from repayments of principal and investment income, while the principal outflows relate to purchases of fixed-maturity securities. We typically hold cash sufficient to fund operating flows, and invest any excess cash. At March 31, 2010, our cash balance was $929.2 million, which was unusually high as we were holding cash to fund the distributions to Citi and other payables that were settled in April 2010.

Our distribution and underwriting of term life insurance places significant demands on our liquidity, particularly when we experience growth. We pay a substantial majority of the sales commission during the first year following the sale of a policy. Our underwriting activities also require significant cash outflows at the inception of a policy’s term. As a result, we require significant liquidity to fund the growth of our term life insurance business. Following the Citi reinsurance transactions (without giving effect to any other factors), we will lose between 80% and 90% of the cash flows from our existing in-force book of term life insurance policies. This will place significant demands on our liquidity in the near to intermediate term. We do not believe that anticipated cash flows from operations will provide us with sufficient liquidity to meet our operating requirements over the next few years until our premium revenue base from policies issued after the Citi reinsurance transactions has matured to a level sufficient to sustain our growth. For this reason, we expect to retain relatively high capital to help fund and sustain our growth. We believe that a combination of cash flows from operations and excess capital will be sufficient to fund our operations for the next 12 months and until such time as our premium revenue base has matured sufficiently to fund our ongoing operations.

We may seek to enhance our liquidity position through borrowings from third-party sources, sales of debt or equity securities, reserve financing or some combination of these sources. The Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” requires insurers to carry statutory reserves for term life insurance policies with long-term premium guarantees which are often significantly in excess of the reserves that insurers deem necessary to satisfy claim obligations. Accordingly, many insurance companies have sought ways to reduce their capital needs by financing these excess reserves through structured finance transactions, bank financing or reinsurance arrangements. Although we have not used reserve financing in the past, with an increased capital needs profile resulting from the Citi reinsurance transactions, we may desire to enter into these types of arrangements in future periods. Recent market conditions have limited the availability of, and increased the costs associated with, reserve financing alternatives.

Cash Flows

Cash flows from operating activities are affected primarily by the timing of premiums received, commissions and fees received, benefits paid, commissions paid to sales representatives, administrative and selling expenses, investment income, and cash taxes. Our principal source of cash historically has been premiums received on term life insurance policies in-force.

We typically generate positive cash flows from operating activities, as premiums, commissions and fees collected from our insurance and investment and savings products exceed benefits, commissions and operating expenses paid, and we invest the excess. Accordingly, in analyzing our cash flow we focus on the change in the amount of cash available and used in investing activities.

Net cash used in financing activities primarily represents dividends paid to Citi. The components of the increase/decrease in cash were as follows:

	Three months ended March 31,		Change
	2010	2009	$
	(In thousands)
Net cash provided by operating activities	$113,487	$213,622	$(100,135)
Net cash provided by (used in) investing activities	778,952	(79,916)	858,868
Net cash used in financing activities	(612,725)	(19,000)	(593,725)
Effect of foreign exchange rate changes on cash	24,179	5,777	18,402

Increase in cash	$303,893	$120,483	$183,410

The decrease in cash provided by operating activities for the three months ended March 31, 2010, compared with the three months ended March 31, 2009 was primarily the result of higher cash tax payments in the first quarter of 2010, partially offset by increased premiums due to growth in our term life insurance in-force and an increase in cash provided by our investment and savings products due to improved sales and higher values of client accounts on which we earn fees.

The increase in cash provided by investing activities for the three months ended March 31, 2010, compared with the same period a year ago was primarily the result of increased securities sales and lower securities purchase activity as we increased our cash position in anticipation of the Transactions.

The increase in cash used in financing activities represents the cash payment of dividends paid to Citi as part of the Transactions, as well as the cash portion of the Citi dividend declared in December 2009 and paid in January 2010.

Note Payable

In April 2010, we issued to Citi a $300.0 million note as part of our corporate reorganization in which Citi transferred to us the businesses that comprise our operations. The Citi note constitutes all of our senior unsecured indebtedness. It bears interest at an annual rate of 5.5%, payable semi-annually in arrears on January 15 and July 15, and will mature March 31, 2015. The Citi note is guaranteed by certain of our subsidiaries. Citi may participate out, assign or sell all or any portion of the Citi note at any time.

We have the option to redeem the Citi note in whole or in part, at any time or from time to time, upon 30 days notice to the holder thereof at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the holder of the Citi note has the right to require us to repurchase the Citi note at a price equal to 101% of the outstanding principal amount plus accrued and unpaid interest. A “change of control” is defined as the occurrence of either (i) a majority of the members of our board of directors (other than vacant seats) are neither nominated by, or whose election was approved by, our board of directors, nor appointed by directors so nominated or elected; or (ii) the consummation of any transaction resulting in any person (other than Citi, Warburg Pincus or any of their affiliates) becoming the beneficial owner, directly or indirectly, of more than 50% of the voting power of our issued and outstanding voting securities.

The Citi note requires that (a) from the first anniversary of the issuance of the Citi note until the second anniversary of the issuance of the Citi note, on at least two occasions mutually agreeable to us and Citi, and (b) from the second anniversary of the issuance of the Citi note to the fourth anniversary of the issuance of the Citi note on at least one additional occasion mutually agreeable to us and Citi: we will be obligated to use our commercially reasonable efforts to arrange and consummate an offering of investment-grade debt securities, trust preferred securities, surplus notes, hybrid securities or convertible debt that generates sufficient net cash proceeds (after deducting fees and expenses) to repay the Citi note in full; provided, that we will not be required to undertake, arrange or consummate an offering of such securities if the terms (including economic terms) and conditions thereof are not, in our good faith judgment after consultation with Citi, the same as or better for us than those of the Citi note (other than (a) the optional redemption provisions (including make-whole provisions) which shall be no worse for us than then-prevailing market terms for similar securities of issuers of similar credit quality and (b)(i) the tenor of the refinancing indebtedness, which shall be equal to or longer than five years from the date of the issuance of the refinancing indebtedness and (ii) any change in interest rate that is directly related to any increase in tenor of the refinancing indebtedness as compared to the tenor of the Citi note and reasonably acceptable to us).

In addition to containing customary covenants and customary events of default, the Citi note contains the following additional covenants:

•

limiting our ability, subject to certain exceptions, to incur liens on capital stock of any significant subsidiary securing debt for borrowed money unless our obligations under the Citi note are secured equally and ratably therewith;

•

limiting our ability to consolidate, merge or sell substantially all of our assets, in each case unless (a) the successor entity is organized in the United States and expressly assumes our obligations in respect of the Citi note, and (b) immediately after giving effect to such transaction, there is no default or event of default; and

•

limiting our ability to sell, transfer or otherwise dispose of the capital stock of any significant subsidiary other than (a) to us or any of our wholly owned subsidiaries, (b) for at least fair value (as determined by our board of directors, acting in good faith) or (c) to comply with an order of a court or regulatory authority of competent jurisdiction, other than an order issued at our request or at the request of any of our subsidiaries.

Risk-Based Capital

The NAIC has established risk-based capital (RBC) standards for U.S. life insurers, as well as a risk-based capital model act (the RBC Model Act), that it has recommended for adoption by the states. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

Prior to and after the reinsurance and reorganization transactions, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth. We intend to take a conservative approach toward RBC levels, particularly in light of our anticipated growth. Over time, our management may opt to change RBC levels to levels that are more consistent with companies whose business is similar to ours.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk, mortality/morbidity/lapse risks, changes in interest rate environment risk, segregated funds risk and foreign exchange risk. Primerica Life Canada is currently in compliance with Canada’s minimum capital requirements, as determined by OSFI.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. Sensitivity analysis measures the impact of hypothetical changes in interest rates, foreign exchange rates and other market rates or prices on the profitability of market-sensitive financial instruments.

The following discussion about the potential effects of changes in interest rates, Canadian currency exchange rates and equity market prices is based on so-called “shock-tests,” which model the effects of interest rate, Canadian exchange rate and equity market price shifts on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock tests for changes in interest rates, Canadian currency exchange rates and equity market prices may have some limited use as benchmarks, they should not be viewed as forecasts. These disclosures also are selective in nature and address, in the case of interest rates and equity market prices, only the potential direct impact on our financial instruments and in the case of Canadian currency exchange rates, the potential translation impact on net income from our Canadian subsidiaries. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates, Canadian currency exchange rates and equity market prices.

Interest rate risk

The carrying value of our invested asset portfolio, including policy loans, as of March 31, 2010 was $2.1 billion. At March 31, 2010, 97% of our invested asset portfolio was invested in fixed-maturity securities. The primary market risk to our invested asset portfolio is interest rate risk associated with investments in fixed-maturity securities.

One means of assessing exposure of our fixed-maturity securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolio to decline by approximately $64.1 million, or 3.2%, based on our actual securities positions as of March 31, 2010.

Canadian currency risk

We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. For the three months ended March 31, 2010, 15% of our revenues from operations, excluding realized investment gains, were generated by our Canadian operations. During 2009, and continuing through the first quarter of 2010, the Canadian dollar strengthened relative to the U.S. dollar. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar combined financial statements and a weaker Canadian dollar has the opposite effect. Historically, we have not hedged this exposure, although we may elect to do so in future periods.

One means of assessing exposure to changes in Canadian currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the three months ended March 31, 2010 and 2009. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our net income before income taxes for the three months ended March 31, 2010 by approximately $4.0 million.

Equity market risk

We are exposed to equity risk on our relatively small portfolio of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the market value of our equity investments as of March 31, 2010 to decline by approximately $2.1 million.

We are also indirectly exposed to equity risk in our Investment and Savings Products segment, where we generate revenues based on sales and asset values. Our commission and fee revenues related to the sale of these products and asset values will decline in periods in which equity markets decline substantially. Our revenue-based equity price risk is inherently mitigated because we offer only broadly diversified investment and savings products to our clients. We do not intentionally select or promote products for the purpose of minimizing our equity risk exposure.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements made by our officials and their respective subsidiaries during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” “may increase,” “may fluctuate” and similar expressions, or future conditional verbs such as “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by our management teams, are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described and incorporated by reference under Item 1A. “Risk Factors” below.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team, which could cause our actual results to differ materially from those anticipated or projected or cause a significant reduction in the market price of our common stock. These risks and uncertainties include those discussed under the heading “Risk Factors” in our Registration Statement on Form S-1 originally filed with the SEC on November 5, 2009, as amended through March 31, 2010 and as updated below. Actual results may differ materially from those contained in any forward-looking statements.

The preceding discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited combined financial statements and related notes included in our final prospectus filed April 1, 2010, as well as our unaudited pro forma combined financial statements included herein.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 3 is incorporated by reference from the Quantitative and Qualitative Disclosures about Market Risk section in Part I, Item 2 of this report.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Financial Industry Regulatory Authority (“FINRA”) routine bi-annual cycle examination of PFS Investments began in February 2009, consistent with its historical examination schedule. On or about March 22, 2010, PFS Investments received notice from FINRA advising that two issues were referred to its Enforcement Division: (1) FINRA’s review and exceptions related to our trade approval system, and (2) written supervisory procedures relative to the protection of customer non-public information. FINRA has not informed us of the details of any alleged violation or the amount of any penalty or fine that it may seek. While we are unable to predict the outcome of this investigation with certainty, we do not anticipate a material adverse effect on the Company and its subsidiaries taken as a whole as a result of this matter.

Item 1A.	Risk Factors.

All of the Risk Factors contained in the Registration Statement on Form S-1, originally filed with the SEC on November 5, 2009, as amended through March 31, 2010, are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred. Risk Factors that have changed materially are set forth below.

If heightened standards of conduct are imposed on us or our sales representatives as a result of currently pending legislation, it could have a material adverse effect on our business, financial condition and results of operations.

PFS Investments, which is regulated as a broker-dealer, and our U.S. sales representatives are currently subject to general anti-fraud limitations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission (“SEC”) rules and regulations, as well as other conduct standards prescribed by FINRA. These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. House Resolution 4173 (the “House Bill”), if enacted, would require the SEC to adopt rules to establish a fiduciary duty for brokers and dealers harmonizing their standard of conduct with that of investment advisors when giving personalized investment advice about securities to retail customers. Senate Bill 3217 (the “Senate Bill”) as introduced calls on the SEC to conduct a study on the effect of proposed changes to the standard of care. An amendment has been introduced, however that would impose a fiduciary duty on sales representatives and would require them to disclose the specific facts relating to any actual or reasonably anticipated conflict of interest relating to the security or transaction. The Senate Bill is currently being debated, and the final bill could be more or less onerous than the version introduced, with or without amendments. The House and Senate Bills also contain a provision designed to limit or ban mandatory pre-dispute arbitration provisions in client agreements. If the House Bill, or a Senate bill with similar provisions is enacted, or if, under existing authority, the SEC adopts new or additional regulations applicable to our broker-dealer or our sales representatives, it could result in increased litigation, regulatory risks, sanctions, changes to our business model or a reduction of the products we offer to our clients, which could have a material adverse effect on our business, financial condition and results of operations.

Item 6.	Exhibits.

Exhibits and Financial Statements Schedules

(a) Exhibits.

The agreements included as exhibits to this report are included to provide you with information regarding the terms of these agreements and are not intended to provide any other factual or disclosure information about the Company or its subsidiaries, our business or the other parties to these agreements. These agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the application agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and should not be relied upon by investors.

Exhibit Number	Description

2.1	Securities Purchase Agreement, dated February 8, 2010, by and among Citigroup Insurance Holding Corporation, Primerica, Inc., Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. (Incorporated by reference to Exhibit 99.1 to Primerica’s Current Report on Form 8-K dated April 15, 2010).

3.1	Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.

4.1	Warrant to purchase 3,975,914 shares of common stock dated as of April 15, 2010.

4.2	Warrant to purchase 127,196 shares of common stock dated as of April 15, 2010.

4.3	Note Agreement dated April 1, 2010 between the Registrant, the Guarantors named therein and Citigroup Insurance Holding Corporation.

4.4	Note of the Registrant in favor of Citigroup Insurance Holding Company dated as of April 1, 2010.

10.1	Intercompany Agreement dated as of April 7, 2010 by and between the Registrant and Citigroup Inc.

10.2	Transition Services Agreement dated as of April 7, 2010 by and between the Registrant and Citigroup Inc.

10.3	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.

10.4	Long-Term Services Agreement dated as of April 7, 2010 by and between CitiLife Financial Limited and Primerica Life Insurance Company

10.5	80% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.

10.6	10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.

10.7	80% Coinsurance Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon

10.8	10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon

10.9	10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon

10.10	Capital Maintenance Agreement dated March 31, 2010 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.

10.11	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company

10.12	Trust Agreement dated March 31, 2010 among National Benefit Life Insurance Company, American Health and Life Insurance Company and The Bank of New York Mellon

10.13	Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010, Ltd.

10.14	Primerica, Inc. 2010 Omnibus Incentive Plan

10.15	Form of Restricted Stock Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.15 to Primerica’s Registration Statement on Form S-1 (File No. 333-162918)).

10.37	Coinsurance Trust Agreement dated March 15, 2010 among Primerica Life Insurance Company of Canada, Financial Reassurance Company 2010, Ltd., RBC Dexia Investor Services Trust and the Superintendent of Financial Institutions Canada

Exhibit Number	Description

10.39	Common Stock Exchange Agreement dated as of April 15, 2010 among the Registrant, Warburg Pincus LLC and Warburg Pincus & Co.

10.40	Registration Rights Agreement dated as of April 7, 2010 by and among Citigroup Insurance Holding Corporation, Warburg Pincus Private Equity X, L.P., Warburg Pincus X Partners, L.P. and the Registrant

10.41	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company and Prime Reinsurance Company, Inc.

10.42	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among National Benefit Life Insurance Company and American Health and Life Insurance Company

10.43	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010 Ltd.

10.44	Loan Brokerage Agreement, dated March 10, 2010, by and among Citicorp Trust Bank, fsb, CitiMortgage, Inc. and Primerica Mortgages. (Incorporated by reference to Exhibit 10.44 to Primerica’s Registration Statement on Form S-1 (File No. 333-162918)).

10.45	Primerica, Inc. Stock Purchase Plan for Agents and Employees

10.46	Form of Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.46 to Primerica’s Registration Statement on Form S-1 (File No. 333-162918)).

10.47	Form of Restricted Stock Award Agreement for Messrs. Addison and R. Williams. (Incorporated by reference to Exhibit 10.47 to Primerica’s Registration Statement on Form S-1 (File No. 333-162918)).

10.48	Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.48 to Primerica’s Registration Statement on Form S-1 (File No. 333-162918)).

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison Rand, Executive Vice President and Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer, John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

May 17, 2010	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)