Form 10-Q
period 2010-06-30
Primerica, Inc.
filed 2010-08-16
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of August 12, 2010
Common Stock, $.01 Par Value	72,725,964 shares

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PRIMERICA, INC.

Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
	(In thousands)
Assets

Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,861,878 in 2010 and $6,138,058 in 2009)	$2,006,795	$6,378,179
Equity securities available for sale, at fair value (cost: $15,920 in 2010 and $45,937 in 2009)	19,274	49,326
Trading securities, at fair value (cost: $13,843 in 2010 and $18,387 in 2009)	14,124	16,996
Policy loans and other invested assets	24,865	26,947

Total investments	2,065,058	6,471,448
Cash and cash equivalents	210,506	625,260
Accrued investment income	21,369	71,382
Premiums and other receivables	188,127	169,225
Due from reinsurers	3,603,532	867,242
Due from affiliates	—	1,915
Deferred policy acquisition costs	745,322	2,789,905
Intangible assets	77,126	78,895
Other assets	107,271	59,167
Separate account assets	2,098,936	2,093,342

Total assets	$9,117,247	$13,227,781

Liabilities and Stockholders’ Equity

Liabilities:
Future policy benefits	$4,286,258	$4,197,454
Unearned premiums	3,692	3,185
Policy claims and other benefits payable	216,457	218,390
Other policyholders’ funds	388,158	382,768
Note payable	300,000	—
Income taxes	129,776	890,617
Due to affiliates	—	202,507
Other liabilities	376,374	295,745
Separate account liabilities	2,098,936	2,093,342

Total liabilities	7,799,651	8,284,008

Stockholders’ equity:
Common stock of $.01 par value. Authorized 500,000 in 2010 and issued 72,730 in 2010	727	—
Paid-in capital	870,706	1,124,096
Retained earnings	304,075	3,648,801
Accumulated other comprehensive income, net of income tax expense of $(78,941) in 2010 and $(94,043) in 2009	142,088	170,876

Total stockholders’ equity	1,317,596	4,943,773

Total liabilities and stockholders’ equity	$9,117,247	$13,227,781

See accompanying notes to financial statements.

PRIMERICA, INC.

Statements of Income - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010		2009
	(In thousands)
Revenues:
Direct premiums	$547,455	$529,004	$1,085,300		$1,045,651
Ceded premiums	(447,213)	(158,401)	(595,332)		(296,011)

Net premiums	100,242	370,603	489,968		749,640
Net investment income	27,991	89,755	110,568		172,140
Commissions and fees	93,226	82,690	184,915		162,406
Realized investment gains (losses), including other-than-temporary impairment losses	374	(9,003)	31,429		(20,261)
Other, net	12,466	13,542	24,359		26,498

Total revenues	234,299	547,587	841,239		1,090,423

Benefits and expenses:
Benefits and claims	45,124	151,444	215,859		297,194
Amortization of deferred policy acquisition costs	22,899	86,234	114,655		181,048
Insurance commissions	4,233	6,396	10,601		21,016
Insurance expenses	10,083	36,203	47,610		76,291
Sales commissions	43,511	40,389	87,393		80,578
Interest expense	6,928	—	6,928		—
Other operating expenses	65,183	28,587	101,453		61,187

Total benefits and expenses	197,961	349,253	584,499		717,314

Income before income taxes	36,338	198,334	256,740		373,109
Income taxes	14,330	66,214	91,446		128,432

Net income	$22,008	$132,120	$165,294		$244,677

Earnings per share:
Basic	$.29		$2.20	(1)

Diluted	$.29		$2.18	(1)

Weighted-average shares used in computing earnings per share:
Basic	71,843,588		71,843,588	(1)

Diluted	72,734,365		72,734,365	(1)

(1) Pro forma basis using weighted-average shares during the period following our corporate reorganization on April 1, 2010

Supplemental disclosures:
Total impairment losses	$(1,808)	$(24,559)	$(12,369)		$(60,268)
Impairment losses recognized in other comprehensive income before income taxes	553	10,221	553		25,417

Net impairment losses recognized in earnings	(1,255)	(14,338)	(11,816)		(34,851)
Other net realized investment gains	1,629	5,335	43,245		14,590

Realized investment gains (losses), including other-than-temporary impairment losses	$374	$(9,003)	$31,429		$(20,261)

See accompanying notes to financial statements.

PRIMERICA, INC.

Statements of Stockholders’ Equity - Unaudited

	Six months ended June 30,
	2010	2009
	(In thousands)

Common stock:
Balance, beginning of period	$—	$—
Issuance of common stock to Citigroup Inc.	750	—
Treasury stock retired	(23)	—

Balance, end of period	727	—

Paid-in capital:
Balance, beginning of period	1,124,096	1,095,062
Net capital contributed from Citigroup Inc.	172,806	5,776
Net issuance of common stock to Citigroup Inc.	(727)	—
Issuance of warrants to Citigroup Inc.	18,464	—
Issuance of note payable to Citigroup Inc.	(300,000)	—
Tax election under Section 338(h)(10) of the Internal Revenue Code	(177,339)	—
Share-based compensation	33,406	(5,083)

Balance, end of period	870,706	1,095,755

Retained earnings:
Balance, beginning of period	3,648,801	3,340,841
Adoption of FSP SFAS No. 115-2 (included in ASC 320), net of income tax expense of $(3,929)	—	7,298
Net income	165,294	244,677
Distribution of warrants to Citigroup Inc.	(18,464)	—
Dividends to stockholders	(3,491,556)	(27,650)

Balance, end of period	304,075	3,565,166

Treasury stock:
Balance, beginning of period	—	—
Treasury stock acquired	(75,321)	—
Treasury stock issued, at cost	41,056	—
Treasury stock retired	34,265	—

Balance, end of period	—	—

Accumulated other comprehensive income:
Balance, beginning of period	170,876	(323,917)
Adoption of FSP SFAS No. 115-2 (included in ASC 320), net of income tax benefit of $3,929	—	(7,298)
Change in foreign currency translation adjustment, net of income tax expense of $(4,630) in 2010 and $(8,101) in 2009	7,396	17,678
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not other-than-temporarily impaired, net of income tax benefit (expense) of $26,418 in 2010 and $(127,884) in 2009	(48,601)	247,514
Change in net unrealized investment gains (losses) other-than-temporarily impaired, net of income tax (expense) benefit of $(6,686) in 2010 and $4,967 in 2009	12,417	(9,223)

Balance, end of period	142,088	(75,246)

Total stockholders’ equity	$1,317,596	$4,585,675

See accompanying notes to financial statements.

PRIMERICA, INC.

Statements of Other Comprehensive Income - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$22,008	$132,120	$165,294	$244,677
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains on investment securities	20,849	290,570	107,869	328,875
Reclassification adjustment for unrealized holding (gains) on investment securities transferred (see Note 2)	—	—	(132,688)	—
Reclassification adjustment for realized investment (gains) losses included in net income	(787)	8,084	(31,097)	21,105
Foreign currency translation adjustments:
Change in unrealized foreign currency translation (losses) gains	(4,792)	32,544	12,027	25,780

Total other comprehensive income (loss) before income taxes	15,270	331,198	(43,889)	375,760

Income tax (expense) benefit related to items of other comprehensive income (loss)	(7,280)	(115,550)	15,101	(127,089)

Other comprehensive income (loss), net of income tax (expense) benefit	7,990	215,648	(28,788)	248,671

Total comprehensive income	$29,998	$347,768	$136,506	$493,348

See accompanying notes to financial statements.

PRIMERICA, INC.

Statements of Cash Flows - Unaudited

	Six months ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$165,294	$244,677
Adjustments to reconcile net income to cash provided by operating activities:
Increase in future policy benefits	52,055	39,435
Increase in other policy benefits	3,964	22,150
Deferral of policy acquisition costs	(159,406)	(194,798)
Amortization of deferred policy acquisition costs	114,655	183,598
Change in income taxes	(12,556)	50,607
Realized investment (gains) losses, including other-than-temporary impairments	(31,429)	20,261
Accretion and amortization of investments	(1,254)	(5,073)
Income recognized on equity method investments	(188)	(1,794)
Depreciation and amortization	4,814	5,189
Change in due from reinsurers	3,552	9,621
Change in due to/from affiliates	(44,012)	14,826
Increase in premiums and other receivables	(27,564)	(3,687)
Trading securities sold	9,799	4,590
Trading securities acquired	(6,894)	(10,972)
Share-based compensation	27,139	(5,083)
Other, net	(61,499)	(28,505)

Net cash provided by operating activities	36,470	345,042

Cash flows from investing activities:
Investments sold or matured:
Fixed maturities available for sale - sold	931,831	419,723
Fixed maturities available for sale - matured, called and repaid	313,230	493,509
Equity securities	33,955	103
Acquisition of investments:
Fixed maturities available for sale	(452,450)	(1,082,109)
Equity securities	(3,887)	(925)
Net decrease in policy loans and other invested assets	2,082	400
Purchases of furniture and equipment, net	(3,991)	(2,715)

Net cash provided by (used in) investing activities	820,770	(172,014)

Cash flows from financing activities:
Net distributions to Citigroup Inc.	(1,288,391)	(33,150)

Net cash used in financing activities	(1,288,391)	(33,150)
Effect of foreign exchange rate changes on cash	16,397	6,183

(Decrease) increase in cash	(414,754)	146,061
Cash and cash equivalents, beginning of period	625,260	302,354

Cash and cash equivalents, end of period	$210,506	$448,415

Supplemental disclosures of cash flow information:
Income taxes paid	$190,822	$88,262
Interest paid	2,278	(41)
Impairment losses included in realized gains (losses) on sale of investments	11,816	34,851

Non-cash financing activities:
Share-based compensation	$33,406	$(5,083)
Net non-cash (distributions to) contributions from Citigroup Inc.	(2,030,359)	11,276

See accompanying notes to financial statements.

PRIMERICA, INC.

Notes to Financial Statements—Unaudited

(1) Summary of Significant Accounting Policies

Description of Business: Primerica, Inc. (the Parent Company) and its subsidiaries (collectively, the Company) are a leading distributor of financial products to middle income households in North America. The Company assists its clients in meeting their needs for term life insurance, which it underwrites, and mutual funds, variable annuities and other financial products, which it distributes primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc., a general agency and marketing company; Primerica Life Insurance Company (Primerica Life), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (Primerica Life Canada); and PFS Investments, Inc., an investment products company and broker-dealer. Primerica Life, domiciled in Massachusetts, owns a New York life insurance company, National Benefit Life Insurance Company (NBLIC). Each of these entities was indirectly wholly owned by Citigroup Inc. (together with its non-Primerica affiliates, Citi) through March 31, 2010.

On March 31, 2010, Primerica Life, Primerica Life Canada and NBLIC entered into significant coinsurance transactions with Prime Reinsurance Company (Prime Re) and two affiliates of Citi (collectively, the Citi reinsurers). In April 2010, Citi transferred the legal entities that comprise our business to us and we completed a series of transactions including the distribution of Prime Re to Citi and an initial public offering of our common stock by Citi pursuant to the Securities Act of 1933 (the Offering).

Basis of Presentation: We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect financial statement balances, revenues and expenses and cash flows as well as the disclosure of contingent assets and liabilities. Management considers available facts and knowledge of existing circumstances when establishing the estimates included in our financial statements.

The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (DAC), and liabilities for future policy benefits and unpaid policy claims. Estimates for these and other items are subject to change and are reassessed by management in accordance with GAAP. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements include the accounts of the Company and those entities required to be consolidated under applicable accounting standards. All material intercompany profits, transactions, and balances among the consolidated entities have been eliminated. Financial statements for dates and periods ending prior to April 1, 2010 have been combined and include those assets, liabilities, revenues, and expenses directly attributable to the Company’s operations; all material intercompany profits, transactions, and balances among the consolidated entities have been eliminated.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2010 and December 31, 2009, and the statements of income and other comprehensive income for the three and six months ended June 30, 2010 and 2009, and the statements of stockholders’ equity and cash flows for the six months ended June 30, 2010, and 2009. Results of operations for interim periods are not necessarily indicative of results for the entire year and, due to the transactions effected in connection with the Offering, are not necessarily indicative of the results to be expected in future periods.

These financial statements should be read in conjunction with the historical and pro forma financial statements and notes thereto included in our Registration Statement on Form S-1, originally filed with the U.S. Securities and Exchange Commission (SEC) on November 5, 2009, as amended through March 31, 2010.

Reclassifications: Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on net income or total stockholders’ equity.

Share-Based Compensation: For employee share-based compensation, we determine a grant date fair value and recognize the related compensation expense, adjusted for expected forfeitures, in the statement of income over the vesting period of the respective awards. For non-employee share-based compensation, we recognize the impact throughout the vesting period and the fair value of the award is based on the vesting date. To the extent that a share-based award contains sale restrictions extending beyond the vesting date, we reduce the recognized fair value of the award to reflect the corresponding liquidity discount. Certain non-employee share-based compensation varies with and primarily relates to the acquisition or renewal of life insurance policies. We defer these expenses and amortize the impact over the life of the underlying life insurance policies acquired.

Earnings Per Share (EPS): In April 2010, Primerica issued common stock, warrants, and equity awards to complete the transactions related to our corporate reorganization. Both the vested and unvested equity awards maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. These equity awards are deemed participating securities for purposes of calculating EPS.

As a result of issuing equity awards that are deemed participating securities, we calculate EPS using the two-class method. Under the two-class method, we allocate earnings to common shares and to fully vested equity awards. Earnings attributable to unvested equity awards, along with the corresponding share counts, are excluded from EPS as reflected in our consolidated statements of income.

In calculating basic EPS, we deduct any dividends and undistributed earnings allocated to unvested equity awards from net income and then divide the result by the weighted-average number of common shares and fully vested equity awards outstanding for the period.

We determine the potential dilutive effect of warrants on EPS using the treasury-stock method. Under this method, we utilize the exercise price to determine the amount of cash that would be available to repurchase shares if the warrants were exercised. We then use the average market price of our common shares during the reporting period to determine how many shares we could repurchase with the cash raised from the exercise. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares and fully vested equity awards incorporating the increased, fully diluted share count to determine diluted EPS.

The calculation of basic and diluted EPS was as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010 (1)
	(In thousands, except share and per-share amounts)
Basic EPS:
Numerator:
Net income	$22,008	$165,294
Income attributable to unvested participating securities	(928)	(6,970)

Net income used in calculating basic EPS	$21,080	$158,324

Denominator:
Weighted-average shares	71,843,588	71,843,588

Basic EPS	$.29	$2.20

Diluted EPS:
Numerator:
Net income	$22,008	$165,294
Income attributable to unvested participating securities	(917)	(6,888)

Net income used in calculating diluted EPS	$21,091	$158,406

Denominator:
Weighted-average shares	72,734,365	72,734,365

Diluted EPS	$.29	$2.18

(1)	Pro forma basis using weighted-average shares during the period following our corporate reorganization on April 1, 2010

New Accounting Principles

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

Additional Fair Value Measurement Disclosure

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements. The update requires additional disclosure for significant transfers into and out of level 1 and level 2 instruments for reporting periods beginning after December 15, 2009. Additionally, separate presentation of purchases, sales, issuances, and settlements will be required for activity in level 3 instruments for reporting periods beginning after December 15, 2010. This new guidance did not impact our financial position or results of operations.

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, now authoritative under ASC 860 (ASC 860/SFAS 166) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), now authoritative under ASC 810 (ASC 810/SFAS 167). ASC 860/SFAS 166 eliminates the concept of Qualifying Special Purpose Entities (QSPEs), changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. SFAS 167 details three key changes to the consolidation model. First, former QSPEs are now included in the scope of SFAS 167. In addition, the FASB has changed the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has “power” combined with potentially significant benefits or losses, instead of the previous quantitative risks and rewards model. The entity that has power has the ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Finally, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The previous rules required reconsideration of the primary beneficiary only when specified reconsideration events occurred. We adopted both standards on January 1, 2010. The adoption of this guidance has not required consolidation of any variable interest entities and did not impact our financial position or results of operations.

Recent accounting guidance not discussed above is not applicable or did not have an impact on our business. For additional information on new accounting principles and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Combined Financial Statements for the year ended December 31, 2009 in our Registration Statement on Form S-1, originally filed with the SEC on November 5, 2009, as amended through March 31, 2010.

Future Application of Accounting Principles

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. The update requires that an insurance entity not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests and that an insurance entity not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policyholder. Additionally, in evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The update requires that an insurer not consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. This update will be effective for periods beginning after December 15, 2010. We do not expect the update to materially impact our financial position or results of operations.

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

Proposed Definition of Deferred Policy Acquisition Costs of Insurance Entities

In November 2009, the Emerging Issues Task Force (EITF) reached a consensus that deferred policy acquisition costs should include costs directly related to the successful acquisition of new and renewed insurance contracts. The proposed guidance, if ratified by the FASB, could have a material impact on our accounting for costs related to policy applications that do not result in issued policies. The guidance also is expected to introduce a distinction between direct and indirect costs, which also may impact our deferred costs related to acquiring policies. In December 2009, the FASB issued Proposed ASU EITF 09-G, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU EITF 09-G). The proposed guidance is expected to be effective beginning in 2012.

(2) Corporate Reorganization

We were incorporated in Delaware in October 2009 by Citi to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citi. These businesses, which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citi, were transferred to us on April 1, 2010. In conjunction with our reorganization, we issued to a wholly owned subsidiary of Citi (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citi in the Offering completed in April 2010; 16,412,440 shares of common stock were subsequently sold by Citi in April 2010 to certain private equity funds managed by Warburg Pincus LLC (Warburg Pincus) (the private equity transaction); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with the Offering), (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were subsequently transferred by Citi to Warburg Pincus pursuant to the private equity transaction), and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the Citi note). Prior to our corporate reorganization, we had no material assets or liabilities. Upon completion of the corporate reorganization, we became a holding company with our primary asset being the capital stock of our operating subsidiaries and our primary liability being the note payable.

Reinsurance Transactions

As part of the corporate reorganization and prior to completion of the Offering, we formed a new subsidiary, Prime Re, to which we made an initial capital contribution. On March 31, 2010, we entered into a series of coinsurance agreements with the Citi reinsurers. Under these agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies in force at year-end 2009. Because these agreements were part of a business reorganization among entities under common control, they did not generate any deferred gain or loss upon their execution. Concurrent with signing these agreements, we transferred the corresponding account balances in respect of the coinsured policies along with the assets to support the statutory liabilities assumed by the Citi reinsurers. On April 1, 2010, as part of our corporate reorganization, we transferred all of the issued and outstanding capital stock of Prime Re to Citi. Each of the transferred account balances, including the invested assets and the distribution of Prime Re, were transferred at book value with no gain or loss recorded in net income.

Three of the Citi coinsurance agreements satisfy GAAP risk transfer rules. Under these agreements, we ceded between 80% and 90% of our term life future policy benefit reserves, and we transferred a corresponding amount of assets to the Citi reinsurers. These transactions did not impact our future policy benefit reserves. As such, we have recorded an asset for the same amount of risk transferred in due from reinsurers. We also reduced DAC by a corresponding amount, which will reduce future amortization expenses. In addition, we will transfer between 80% and 90% of all future premiums and benefits and claims associated with these policies to the corresponding reinsurance entities. We will receive ongoing ceding allowances, which will be reflected as a reduction to insurance expenses, to cover policy and claims administration expenses under each of these reinsurance contracts.

A fourth coinsurance agreement relates to a 10% reinsurance transaction that includes an experience refund provision. This agreement does not satisfy GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our balance sheet for assets backing the economic reserves. The deposit assets held in support of this agreement were $48.8 million at June 30, 2010, with no associated liability. We will make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The effective yield, which represents the market return on these deposit assets, is reflected in net investment income in our statement of income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. We will pay Prime Re a 3% finance charge for any statutory reserves required above the economic reserves. This finance charge is reflected in interest expense in our statements of income.

The net impact of these transactions was reflected as an increase in paid-in capital. Because the agreements were executed on March 31, 2010, but transferred the economic impact of the agreements retroactive to January 1, 2010, we recognized the earnings attributable to the underlying policies through March 31, 2010 in our statement of income. The corresponding impact on retained earnings was equally offset by a return of capital to Citi.

Tax Separation Agreement

During the first quarter of 2010, our federal income tax return was included as part of Citi’s consolidated federal income tax return. On March 30, 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citi. In accordance with the tax separation agreement, Citi will be responsible for and shall indemnify and hold the Company harmless from and against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability with respect to the Company for any taxable period ending on or before April 7, 2010, the closing date of the Offering. After the closing date, the Company was no longer part of Citi’s consolidated federal income tax return.

(3) Segment Information

We have two primary operating segments — Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes mutual funds and variable annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. In the United States, we distribute mutual fund products of several third-party companies and variable annuity products of MetLife, Inc., and its affiliates. We also earn fees for account servicing on a subset of the mutual funds we distribute. In Canada, we offer a Primerica-branded fund-of-funds mutual fund product, as well as mutual funds of well known mutual fund companies. These two operating segments are managed separately because their products serve different needs – term life insurance protection versus wealth-building savings products.

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

Assets specifically related to a segment are held in that segment. We allocate invested assets to the Term Life Insurance segment based on the book value of invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Remaining invested assets and all unrealized gains and losses are allocated to the Corporate and Other Distributed Products segment. On March 31, 2010, we signed a reinsurance agreement subject to deposit accounting (the 10% reinsurance agreement) and have recognized the deposit asset in the Term Life Insurance segment. DAC is recognized in each of the segments depending on the product to which it relates. Separate account assets supporting the segregated funds product in Canada are held in the Investment and Savings Products segment. Any remaining unallocated assets are reported in the Corporate and Other Distributed Products segment. Information regarding assets by segment follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Assets:
Term life insurance	$5,546,438	$9,016,674
Investment and savings products	2,241,565	2,192,583
Corporate and other distributed products	1,329,244	2,018,524

Total assets	$9,117,247	$13,227,781

Excluding separate account assets, the Investment and Savings Products segment had assets of $144.0 million as of June 30, 2010, compared with $100.6 million as of December 31, 2009. The significant decline in assets held in the Term Life Insurance and Corporate and Other Distributed Products segments was primarily driven by the reinsurance and reorganization transactions discussed in Note 2.

Although we do not view our business in terms of geographic segmentation, details on our Canadian businesses’ percentage of total assets were as follows:

	June 30, 2010	December 31, 2009
Canadian assets as a percent of total assets	29%	23%
Canadian assets as a percent of total assets, excluding separate accounts	8%	9%

Beginning with the three months ended June 30, 2010, we revised our segment allocation method for allocating net investment income. The deposit asset recognized in connection with the 10% reinsurance agreement generates an effective yield, which is reported in the Term Life Insurance segment and reflected in net investment income in our statement of income. We then allocate the remaining net investment income based on the book value of the invested assets allocated to the Term Life Insurance segment compared to the book value of the Company’s total invested assets. The revised Term Life Insurance segment net investment income allocation methodology allows for analysis of the yields generated by the invested asset portfolio and change in the size of the portfolio, along with the impact of the reinsurance deposit asset, without being impacted by changes in market value. All prior periods presented have been adjusted to consistently reflect this revised segment allocation methodology. The revised method increased Term Life Insurance segment allocated net investment income by $4.1 million and $12.3 million for the three and six months ended June 30, 2010, respectively, and decreased Corporate and Other Distributed Products segment allocated net investment income by the same amounts.

Realized investment gains and losses are reported in the Corporate and Other Distributed Products segment. We allocate certain operating expenses associated with our sales representatives, including supervision, training and legal support, to our two primary operating segments based on the average number of licensed representatives in each segment for a given period. We also allocate technology and occupancy costs based on usage. Any remaining unallocated revenue and expense items are reported in the Corporate and Other Distributed Products segment. We measure income and loss for the segments on an income before income taxes basis. Information regarding operations by segment follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Term life insurance	$108,389	$430,830	$555,567	$867,777
Investment and savings products	88,218	72,489	174,911	141,774
Corporate and other distributed products	37,692	44,268	110,761	80,872

Total revenues	$234,299	$547,587	$841,239	$1,090,423

Income (loss) before income taxes:
Term life insurance	$44,095	$171,865	$204,462	$334,015
Investment and savings products	26,735	20,717	52,182	41,088
Corporate and other distributed products	(34,492)	5,752	96	(1,994)

Total income before income taxes	$36,338	$198,334	$256,740	$373,109

Details on the contribution to results of operations by our Canadian businesses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Canadian revenues as a percent of total revenues	18%	13%	16%	13%
Canadian income before income taxes as a percent of total income before income taxes	35%	15%	21%	16%

The increase in the percentages of Canadian income before income taxes was primarily a result of lower U.S. income before income taxes due to the IPO-related equity award expense recognized in the second quarter of 2010 as well as interest expense on the Citi note.

(4) Investments

On March 31, 2010, we transferred a significant portion of our invested asset portfolio to the Citi reinsurers in connection with our corporate reorganization discussed in Note 2. As such, comparisons of cost, fair value, and unrealized gains and losses, among other items, to December 31, 2009 as well as comparisons of net investment income to prior year will reflect the effects of these transfers and result in significant variances. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities follow:

	June 30, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed maturities:
U.S. government and agencies	$12,250	$774	$—	$13,024
Foreign government	81,368	10,207	(20)	91,555
States and political subdivisions	15,219	997	—	16,216
Corporates	1,146,087	108,792	(4,012)	1,250,867
Mortgage- and asset-backed securities	606,954	34,832	(6,653)	635,133

Total fixed maturities	1,861,878	155,602	(10,685)	2,006,795
Equities	15,920	3,540	(186)	19,274

Total fixed maturities and equities	$1,877,798	$159,142	$(10,871)	$2,026,069

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed maturities:
U.S. government and agencies	$18,452	$397	$(362)	$18,487
Foreign government	351,167	39,868	(604)	390,431
States and political subdivisions	35,591	1,044	(597)	36,038
Corporates	3,913,566	247,933	(43,852)	4,117,647
Mortgage- and asset-backed securities	1,819,282	65,675	(69,381)	1,815,576

Total fixed maturities	6,138,058	354,917	(114,796)	6,378,179
Equities	45,937	4,111	(722)	49,326

Total fixed maturities and equities	$6,183,995	$359,028	$(115,518)	$6,427,505

All of our mortgage- and asset-backed securities represent variable interests in variable interest entities (VIEs). We are not the primary beneficiary of these VIEs, because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. The maximum exposure to loss as a result of our involvement in these VIEs equals the carrying value of the securities.

As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders with a fair value of $19.2 million at June 30, 2010 and $18.6 million at December 31, 2009.

The Company participates in securities lending with broker-dealers and other financial institutions. The Company requires, at the initiation of the agreement, minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. The Company had $160.8 million and $511.8 million of investments held as collateral with a third party at June 30, 2010 and at December 31, 2009, respectively. The Company does not have the right to sell or pledge this collateral and it is not recorded on the accompanying combined balance sheets.

As of June 30, 2010, investments in fixed-maturity and equity securities with a cost basis of $265.6 million exceeded their fair values, compared with $1.5 billion at December 31, 2009. The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2010
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
Fixed maturities:
Foreign government	$5,897	$(20)	7	$—	$—	—
Corporates	97,757	(2,322)	111	24,767	(1,690)	56
Mortgage- and asset-backed securities	62,326	(2,083)	32	61,177	(4,570)	49

Total fixed maturities	165,980	(4,425)		85,944	(6,260)
Equities	797	(55)	44	2,092	(131)	4

Total fixed maturities and equities	$166,777	$(4,480)		$88,036	$(6,391)

	December 31, 2009
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
Fixed maturities:
U.S. government and agencies	$7,612	$(104)	3	$4,844	$(258)	2
Foreign government	30,441	(341)	30	7,156	(263)	4
States and political subdivisions	15,668	(579)	7	548	(18)	1
Corporates	347,007	(6,340)	185	471,130	(37,512)	298
Mortgage- and asset-backed securities	132,369	(1,735)	50	377,035	(67,646)	199

Total fixed maturities	533,097	(9,099)		860,713	(105,697)
Equities	10,947	(492)	18	2,179	(230)	17

Total fixed maturities and equities	$544,044	$(9,591)		$862,892	$(105,927)

At June 30, 2010, 78% of our fixed-maturity investments that have been in a gross unrealized loss position for less than 12 months were rated investment grade, compared with 94% at December 31, 2009. At June 30, 2010, 71% of our fixed-maturity securities that have been in a gross unrealized loss position for 12 months or longer were rated investment grade, compared with 83% at December 31, 2009. The decline in the percentages of investment-grade fixed-maturity investments in an unrealized loss position was primarily a result of the change in the composition of our invested asset portfolio as a result of our corporate reorganization.

Gross unrealized losses were lower at June 30, 2010, compared with December 31, 2009 primarily as a result of the lower overall invested asset portfolio.

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at June 30, 2010 follows.

	Cost or amortized cost	Fair value
	(In thousands)
Due in one year or less	$157,341	$160,709
Due after one year through five years	598,647	649,189
Due after five years through 10 years	454,577	514,037
Due after 10 years	44,359	47,727

	1,254,924	1,371,662
Mortgage- and asset-backed securities	606,954	635,133

Total fixed maturities	$1,861,878	$2,006,795

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

The net effect on stockholders’ equity of unrealized gains and losses from investment securities was as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than-temporary impairments	$148,271	$243,510
Less foreign currency translation adjustment	(3,960)	(43,533)
Other-than-temporary impairments	5,697	24,800

Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	150,008	224,777
Less deferred income taxes	(52,503)	(78,672)

Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$97,505	$146,105

At June 30, 2010, we had $14.1 million of fixed maturities classified as trading securities, compared with $17.0 million at December 31, 2009. The effect of trading portfolio gains on net investment income was less than $0.1 million for the six months ended June 30, 2010, and $0.9 million for the same period a year ago. Trading investment income from fixed maturities still owned was $0.1 million for the six months ended June 30, 2010, compared with $0.6 million for the same period a year ago.

Investment Income

The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Fixed maturities	$27,796	$87,901	$111,610	$172,501
Preferred and common stocks	164	3,563	1,403	3,086
Effective yield on deposit asset underlying 10% reinsurance agreement	1,551	—	1,551	—
Policy loans	341	412	677	804
Cash equivalents	85	851	386	1,878
Other	55	13	37	121

Total investment income	29,992	92,740	115,664	178,390
Investment expenses	(2,001)	(2,985)	(5,096)	(6,250)

Net investment income	$27,991	$89,755	$110,568	$172,140

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Gross realized investment gains (losses):
Gains from sales	$2,079	$7,791	$44,826	$16,938
Losses from sales	(37)	(1,539)	(1,913)	(3,192)
Other-than-temporary impairments	(1,255)	(14,337)	(11,816)	(34,851)
Gains (losses) from derivatives	(413)	(918)	332	844

Net realized investment gains (losses)	$374	$(9,003)	$31,429	$(20,261)

Gross realized investment gains (losses) reclassified from accumulated other comprehensive income	$787	$(8,084)	$31,097	$(21,105)

Proceeds from sales or other redemptions	$152,887	$488,789	$1,279,016	$913,335

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

Bonds with an amortized cost of $1.0 million (fair value of $2.1 million) were in default at June 30, 2010, compared with $5.8 million amortized cost ($9.8 million fair value) at December 31, 2009.

We had no impairments on securities in default during 2010. We recognized $5.9 million of impairments on securities in default during the second quarter of 2009 and $8.4 million of impairments on securities in default for the six months ended June 30, 2009. Impairments recognized on bonds not in default and equity securities totaled $1.2 million for the three months ended June 30, 2010 and $11.8 million for the six months ended June 30, 2010, compared with $8.5 million for the second quarter of 2009 and $25.0 million for the six months ended June 30, 2009. The bonds were considered to be other-than-temporarily impaired due to adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; and analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default.

Additionally, various mortgage- and asset-backed securities were impaired due to changes in expected cash flows for the underlying collateral loans. The changes were driven primarily by revised forecasts using updated assumptions for delinquency rates, default rates, prepayment rates, loss severities and remaining credit subordination. These revisions were factored into updated cash flow projections where applicable using either publicly available or proprietary models. Regardless of their default status, individual securities were impaired if updated cash flow projections indicated an adverse change. Due to deterioration across the forecasted assumptions for these securities, impairments recognized in net income totaled $0.4 million for the three months ended June 30, 2010, compared with $3.2 million for the same period in 2009. Impairments recognized in net income totaled $5.9 million for the six months ended June 30, 2010, compared with $5.7 million for the same period in 2009. These amounts are included in the impairment losses discussed above.

Impairments recognized on preferred and common stocks were $0.2 million in the second quarter of 2010 as well as for the year-to-date period. We recognized impairments of $0.7 million for the three months ended June 30, 2009 and $1.4 million for the six-month period then ended.

As of June 30, 2010, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability to hold these investments until a market price recovery or maturity as well as no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.

The year-to-date roll-forward of the credit-related losses recognized in income for all securities still held at June 30, 2010 follows:

	Cumulative OTTI credit-related losses recognized in income for available-for-sale securities
	January 1, 2010 cumulative OTTI credit losses recognized for securities still held	Additions for OTTI securities where no credit losses were recognized prior to January 1, 2010	Additions for OTTI securities where credit losses have been recognized prior to January 1, 2010	Reductions due to sales of credit impaired securities (1)	June 30, 2010 cumulative OTTI credit losses recognized for securities still held
	(In thousands)
Corporates	$82,413	$5,176	$642	$(59,107)	$29,124
Mortgage- and asset-backed securities	16,115	4,545	1,301	(8,474)	13,487

Total	$98,528	$9,721	$1,943	$(67,581)	$42,611

(1)	Included in these reductions are transfers of securities effected in conjunction with our corporate reorganization.

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

• Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; certain mortgage- and asset-backed securities and certain non-exchange-traded derivatives, such as currency swaps and forwards.

• Level 3. Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 is comprised of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid fixed-maturity corporate securities.

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

The estimated fair value and hierarchy classifications were as follows:

	June 30, 2010
	Level 1	Level 2	Level 3	Fair value
	(In thousands)
Assets:
Fixed maturities:
U.S. government and agencies	$—	$13,024	$—	$13,024
Foreign government	—	91,555	—	91,555
States and political subdivisions	—	16,216	—	16,216
Corporates	—	1,231,030	19,837	1,250,867
Mortgage- and asset-backed securities	—	632,753	2,380	635,133

Total fixed-maturity securities	—	1,984,578	22,217	2,006,795
Trading securities	—	14,124	—	14,124
Equity securities	15,933	3	3,338	19,274
Separate accounts	—	2,098,936	—	2,098,936

Total assets	$15,933	$4,097,641	$25,555	$4,139,129

Liabilities:
Currency swaps and forwards	$—	$1,821	$—	$1,821
Separate accounts	—	2,098,936	—	2,098,936

Total liabilities	$—	$2,100,757	$—	$2,100,757

	December 31, 2009
	Level 1	Level 2	Level 3	Fair value
	(In thousands)
Assets:
Fixed maturities:
U.S. government and agencies	$—	$18,487	$—	$18,487
Foreign government	—	390,431	—	390,431
States and political subdivisions	—	36,038	—	36,038
Corporates	—	4,097,202	20,445	4,117,647
Mortgage- and asset-backed securities	—	1,066,966	748,610	1,815,576

Total fixed-maturity securities	—	5,609,124	769,055	6,378,179
Trading securities	—	16,996	—	16,996
Equity securities	15,575	31,535	2,216	49,326
Separate accounts	—	2,093,342	—	2,093,342

Total assets	$15,575	$7,750,997	$771,271	$8,537,843

Liabilities:
Currency swaps and forwards	$—	$2,707	$—	$2,707
Separate accounts	—	2,093,342	—	2,093,342

Total liabilities	$—	$2,096,049	$—	$2,096,049

In assessing fair value of our investments, we use a third-party pricing service for approximately 95% of our securities. The remaining securities are primarily private securities valued using models based on observable inputs on public corporate spreads having similar tenors (e.g., sector, average life and quality rating) and liquidity and yield based on quality rating, average life and treasury yields. All data inputs come from observable data corroborated by independent third-party data. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification.

We perform internal reasonableness assessments on fair value determinations within our portfolio. If a fair value appears unusual, we will re-examine the inputs and may challenge a fair value assessment made by the pricing service. If there is a known pricing error, we will request a reassessment by the pricing service. If the pricing service is unable to perform the reassessment on a timely basis, we will determine the appropriate price by corroborating with an alternative pricing service or other qualified source as necessary. We do not adjust quotes or prices except in a rare circumstance to resolve a known error.

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

	Six months ended June 30,
	2010	2009
	(In thousands)
Level 3 assets, beginning of period	$771,271	$739,409
Net unrealized losses through other comprehensive income	(3,186)	(5,618)
Net realized gains through realized investment gains (losses), including OTTI	810	—
Purchases	2,370	—
Sales	(32,925)	(4,959)
Transfers into level 3	40,790	3,953
Transfers out of level 3	(231,203)	—
Transfers due to funding of reinsurance transaction	(522,372)	—

Level 3 assets, end of period	$25,555	$732,785

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. Invested assets included in the transfer from Level 3 to Level 2 were primarily non-agency mortgage-backed securities. Invested assets included in the transfer from Level 2 to Level 3 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data. There were no significant transfers between Level 1 and Level 2 or between Level 1 and Level 3 as of June 30, 2010.

Fair Value Option

The fair value of the equity securities selected for fair value accounting was as follows:

	2010	2009
	(In thousands)
Fair value as of January 1	$7,693	$4,579
Fair value as of June 30	—	5,803

In connection with our corporate reorganization, we transferred to Citi or sold to third parties all of the securities that had previously been accounted for using the fair value option. Fair value gains included in net investment income were $0.7 million for the six months ended June 30, 2010, compared with fair value gains of $1.2 million for the same period a year ago.

Derivatives

We use foreign currency swaps to reduce our foreign exchange risk due to exposure to foreign exchange rates that results from direct foreign currency investments. We also use forward contracts on an ongoing basis to reduce our exposure to foreign exchange rates that result from direct foreign currency investments. The aggregate notional balance of our derivatives was $5.9 million at June 30, 2010, compared with $21.7 million at December 31, 2009. The aggregate fair value of these derivatives was a liability of $1.8 million at June 30, 2010, compared with a liability of $2.7 million at December 31, 2009. The change in fair value of these derivatives, as included in realized investment gains (losses) was a loss of $0.4 million for the three months ended June 30, 2010, compared with a loss of $0.9 million for the same period in 2009. The change in fair value of these derivatives, as included in realized investment gains (losses) was a gain of $0.3 million for the six months ended June 30, 2010, compared with a gain of $0.8 million for the same period in 2009.

We have a deferred loss of $26.4 million related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. This amount is included in accumulated other comprehensive income.

(5) Financial Instruments

The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$2,006,795	$2,006,795	$6,378,179	$6,378,179
Equity securities	19,274	19,274	49,326	49,326
Trading securities	14,124	14,124	16,996	16,996
Policy loans and other invested assets	24,865	24,865	26,947	26,947
Deposit asset underlying 10% reinsurance agreement	48,827	48,827	—	—
Separate accounts	2,098,936	2,098,936	2,093,342	2,093,342

Liabilities:
Note payable	$300,000	$315,692	$—	$—
Currency swaps and forwards	1,821	1,821	2,707	2,707
Separate accounts	2,098,936	2,098,936	2,093,342	2,093,342

The fair values of financial instruments presented above are estimates of the fair values at a specific point in time using various sources and methods, including market quotations and a complex matrix system that takes into account issuer sector, quality, and spreads in the current marketplace.

The carrying amounts for cash and cash equivalents, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximated their fair values due to the short-term nature of these instruments. Consequently, such instruments are not included in the above table. The preceding table also excludes future policy benefits and unpaid policy claims as these items are not subject to financial instrument disclosures.

Estimated fair values of investments in fixed-maturity securities are principally a function of current spreads and interest rates that are primarily provided by a third-party vendor. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Trading securities, which primarily consist of bonds, are carried at fair value. Equity securities, including common and non-redeemable preferred stocks, are carried at fair value. The carrying value of policy loans and other invested assets approximates fair value. The fair value of our note payable is based on prevailing interest rates and an estimated spread based on notes of comparable issuers and maturity. Derivative instruments are stated at fair value based on market prices. Segregated funds in separate accounts are carried at the underlying value of the variable annuity contracts, which is fair value.

(6) Reinsurance

Reinsurance ceded arrangements do not relieve the Company of its primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers. Net life insurance in force was as follows:

	June 30, 2010	December 31, 2009
	(In millions)
Direct life insurance in force	$658,941	$654,153
Amounts ceded to other companies	(602,495)	(421,603)

Net life insurance in force	$56,446	$232,550

At June 30, 2010, we had reinsured approximately 91.4% of the face value of life insurance in force, compared with approximately 64.5% at December 31, 2009. The significant increase in amounts ceded resulted from the Citi reinsurance transactions we executed in connection with our corporate reorganization (see Note 2).

Three of the Citi coinsurance agreements satisfy GAAP risk transfer rules. Under these agreements, we ceded between 80% and 90% of our term life future policy benefit reserves, and we transferred a corresponding amount of assets to the Citi reinsurers. These transactions did not impact our future policy benefit reserves. As such, we recorded an asset in due from reinsurers for the same amount of risk transferred.

Due from reinsurers includes $3.60 billion of policy reserves and claim liabilities relating to insurance ceded as of June 30, 2010, compared with $867.2 million as of December 31, 2009. These amounts include ceded reserve balances and ceded claim liabilities. Reinsurance receivables and ratings by reinsurer were as follows:

	June 30, 2010		December 31, 2009
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In millions)
Prime Reinsurance Company (1)	$2,284.7	NR	$—	—
Financial Reassurance Company 2010, Ltd. (1)	296.5	NR	—	—
Swiss Re Life & Health America Inc.	171.8	A	182.8	A
SCOR Global Life Reinsurance Companies	154.7	A-	149.8	A-
American Health and Life Insurance Company (1)	151.0	A	—	—
Generali USA Life Reassurance Company	115.1	A	117.1	A
Transamerica Reinsurance Companies	103.6	A+	100.9	A
Munich American Reassurance Company	87.0	A+	84.3	A+
RGA Reinsurance Company	78.1	A+	73.4	A+
Scottish Re Companies	49.9	E	51.2	E
The Canada Life Assurance Company	41.4	A+	40.6	A+
Other reinsurers	69.7	—	67.1	—

Due from reinsurers	$3,603.5		$867.2

(1)	Amounts shown are net of their share of the reinsurance recoverable from other reinsurers.

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

A fourth coinsurance agreement relates to a 10% reinsurance transaction that includes an experience refund provision. This agreement does not satisfy GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our balance sheet for assets backing the economic reserves. The deposit assets held in support of this agreement were $48.8 million at June 30, 2010, with no associated liability. We will make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The effective yield, which represents the market return on these deposit assets, is reflected in net investment income in our statement of income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. We will pay Prime Re a 3% finance charge for any statutory reserves required above the economic reserves. This finance charge is reflected in interest expense in our statements of income.

(7) Income Taxes

In conjunction with the Offering and the private equity transaction, we made elections under Section 338(h)(10) of the Internal Revenue Code, which resulted in changes to our deferred tax balances and reduced stockholders’ equity by $177.3 million.

Prior to April 8, 2010, our federal income tax return was included as part of Citi’s consolidated federal income tax return. On March 30, 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citi and prepaid our estimated tax liability through March 31, 2010. In accordance with the tax separation agreement, Citi will indemnify the Company and its subsidiaries against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability for any taxable period ending on or before April 7, 2010, the closing date of the Offering. Our advance tax payments paid to Citi exceeded our actual tax liabilities. As a result, we recorded the $14.9 million overpayment as a return of capital resulting in a reduction of tax assets and a reduction of stockholders’ equity.

(8) Note Payable

In April 2010, we issued to Citi a $300.0 million note as part of our corporate reorganization in which Citi transferred to us the businesses that comprise our operations. Prior to the issuance of the Citi note, we had no outstanding debt. The Citi note bears interest at an annual rate of 5.5%, payable semi-annually in arrears on January 15 and July 15, and matures March 31, 2015. Citi may participate out, assign or sell all or any portion of the note at any time.

We have the option to redeem the Citi note in whole or in part at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the holder of the Citi note has the right to require us to repurchase it at a price equal to 101% of the outstanding principal amount plus accrued and unpaid interest.

The Citi note also requires us to use our commercially reasonable efforts to arrange and consummate an offering of investment-grade debt securities, trust preferred securities, surplus notes, hybrid securities or convertible debt that generates sufficient net cash proceeds (after deducting fees and expenses) to repay the note in full at certain mutually agreeable dates, based on certain conditions.

We were in compliance with all of the covenants of the Citi note at June 30, 2010. No events of default or defaults occurred during the three months ended June 30, 2010.

(9) Stockholders’ Equity and Share-based Transactions

Prior to April 1, 2010, we had 100 shares of outstanding common stock. In the second quarter of 2010, we issued common stock as part of our corporate reorganization (see Note 2). A reconciliation of the number of shares of our common stock for the three months ended June 30, 2010 follows.

Common stock – issued:
Balance, beginning of period	100
Shares issued to Citi in connection with the Offering (1)	74,999,900
Shares of restricted common stock issued post Offering	6,492
Common shares issued upon lapse of restricted stock units (RSUs)	7,500
Treasury stock retired (2)	(2,284,375)

Balance, end of period	72,729,617
Treasury stock:
Balance, beginning of period	—
Treasury stock contributed from Citi	(5,021,412)
Treasury stock reissued as restricted common stock	2,737,037
Treasury stock retired (2)	2,284,375

Balance, end of period	—

Common shares outstanding, end of period	72,729,617

(1)	Includes shares that were contributed back to us and issued to employees and sales force leaders as restricted common stock and RSUs
(2)	Reflects RSUs that are excluded from common shares outstanding but will be issued as common shares when their restrictions expire

The following transactions took place on April 1, 2010:

•	we issued 74,999,900 shares of common stock to Citi;

•	we issued warrants to Citi, exercisable for 4,103,110 additional shares of our common stock;

•	our common stock began trading under the ticker symbol “PRI” on the New York Stock Exchange;

•	Citi sold 24,564,000 shares of our common stock to the public in the Offering;

•	Citi contributed 5,021,412 shares of common stock back to us;

•	we granted equity awards, including 1,865,000 RSUs to sales force leaders;

•	we granted additional equity awards in the form of 375,000 RSUs vesting July 1, 2010 to certain sales force leaders;

•	we granted 2,560,000 equity award shares to management in the form of restricted common stock and RSUs;

•	we issued 221,412 shares of restricted common stock upon the conversion of restricted stock awards previously granted by Citi and held by certain of our sales force leaders and management; and

•	we retired 2,284,375 common shares underlying the RSU awards.

As a result of the issuance of the new equity awards, we recorded non-cash compensation charges based on the fair value of awards vested during the reporting period. Employee awards representing 2,571,246 shares were measured at their April 1, 2010 grant date fair values of $15.00 per share and vest over three years. We believe compensation expense related to these awards will be approximately $3.1 million per quarter, subject to change based on deviations from our forecasted forfeiture rates.

The 1,865,000 RSUs granted to sales force leaders on April 1, 2010 were fully vested on April 1, 2010 and will be delivered over three years. We recorded the related compensation expense for the IPO grants, which excluded the converted awards, upon vesting. Because the awards were subject to deferred delivery and/or sale restrictions following their vesting, their fair value was discounted to reflect a corresponding liquidity discount. The additional 375,000 RSUs were granted on April 1, 2010 and fully vested July 1, 2010, with deferred delivery occurring over three years. These additional awards varied with and primarily related to life insurance policy acquisitions. As such, we deferred $5.8 million and recognized a corresponding increase in DAC which will be amortized over the life of the underlying policies. The fair value of these awards also has been discounted to properly reflect the liquidity discount due to sales restrictions existing after the awards have vested.

Related to the conversion of awards from shares of Citi common stock and concurrent with the signing of the reinsurance agreements on March 31, 2010, we recorded a reclass of approximately $23.5 million from due to affiliates and other liabilities to paid-in capital and Citi converted the underlying payable to a capital contribution.

On April 15, 2010, Citi sold 16,412,440 shares of our common stock to Warburg Pincus for an aggregate purchase price of $230.0 million. The sale also included warrants held by Citi that will allow the Warburg Pincus funds to acquire from us 4,103,110 additional shares of our common stock, for up to seven years, at an exercise price of $18.00 per share. The warrants may be physically settled or net share settled at the option of the warrant holder. The warrant holder does not have the option to cash settle any portion of the warrants. The warrants are classified as permanent equity based on the fair value at the original April 1, 2010 issuance date. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as equity. Because the warrants were issued as a return of capital to Citi, there was no net impact on stockholders’ equity related to the warrants.

The warrant holder is not entitled to receipt of dividends declared on the underlying common stock or non-voting common stock (but will be entitled to adjustments for extraordinary dividends), or to any voting or other rights that might accrue to holders of common stock or non-voting common stock.

In connection with the Offering and the private equity transaction, certain existing Citi equity awards immediately vested, resulting in approximately $2.2 million of compensation expense and a reclassification of approximately $2.4 million from due to affiliates to paid-in capital.

As of June 30, 2010, Citi owned less than 40% of our outstanding common stock, while Warburg Pincus had an ownership stake of just over 20%.

Share-based Transactions

As of June 30, 2010, the Company has outstanding equity awards under its Omnibus Incentive Plan (OIP). We adopted the OIP on March 31, 2010. Prior to April 1, 2010, we had no outstanding share-based awards. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted common stock, deferred stock, RSUs, unrestricted common stock as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. As of June 30, 2010, we had 3,772,096 shares available for future grants under this plan. All outstanding management awards have time-based vesting requirements, vesting over three years. Certain quarterly incentive contests among our sales force leaders have performance-based vesting requirements.

For the three months ended June 30, 2010, we recognized approximately $25.6 million of expense in connection with equity awards. This expense was partially offset by a tax benefit of approximately $10.1 million.

The value of restricted common stock and RSUs to employees is based on the fair market value of our common stock at the date of grant. We granted shares of restricted common stock to U.S. employees and RSUs to Canadian employees and U.S. and Canadian agents. On April 1, 2010, we also granted 1,865,000 RSUs to certain of our sales force leaders. These RSUs vested immediately but were subject to sales restrictions that expire annually over the subsequent three years. The IPO price of our shares was $15.00. However because of the RSUs exposure to downside risk extending beyond the vesting date of the awards, we recognized a discounted fair value of the awards of $12.00 per RSU. To quantify this discount, we used a series of Black-Scholes models with one, two and three year tenors to estimate put option costs less a nominal transaction cost as a methodology for quantifying the cost of eliminating the downside risk associated with the sale restrictions. The most significant assumptions in the Black-Scholes models were the volatility assumptions. Because our common stock did not have an active trading history, we derived volatility assumptions by analyzing other public insurance companies’ historical and implied volatilities over terms comparable to the sale restriction terms. Our volatility assumptions ranged from 39 to 45. We also utilized dividend assumptions ranging from zero dividends to $0.01 per quarter and risk-free rates less than 2%.

The following table summarizes restricted common stock and RSU granting and vesting activity during the three months ended June 30, 2010.

	Shares (In thousands)	Weighted-average measurement-date fair value per share
Restricted common stock and RSUs unvested at March 31, 2010	—	—
Converted from awards in Citi shares	221	$15.00
Additional grants in 2010	4,807	$13.87
Canceled in 2010	—	—
RSUs vested in 2010	(1,865)	$12.00
Restricted common stock vested in 2010	(2)	$15.00

Restricted common stock and RSUs unvested at June 30, 2010	3,161	$15.06

As of June 30, 2010, total compensation cost not yet recognized in our financial statements related to equity awards was $34.4 million, all of which was related to equity awards with time-based vesting conditions yet to be reached. We expect to recognize these amounts over a weighted-average period of approximately 2.8 years. For the three months ended June 30, 2010, we also deferred $5.8 million, thereby increasing DAC on our balance sheet, relating to awards granted to our sales force leaders which were earned based on performance criteria. This amount will be amortized over the terms of the underlying policies acquired.

(10) Commitments and Contingent Liabilities

The Company is involved from time to time in litigation in the normal course of business. It is management’s opinion, after consultation with counsel and a review of the facts, that the ultimate liability, if any, arising from such known contingencies is not expected to have a material adverse effect on our financial position and results of operations.

As part of our corporate reorganization discussed in Note 2, we no longer have an investment in mezzanine debt securities, nor the capital contribution commitment related to these securities. At December 31, 2009, we had commitments, which did not expire until 2012, to provide additional capital contributions to invest in mezzanine debt securities of $11.9 million.

(11) Subsequent Events

As disclosed in Note 6, we had a $49.9 million reinsurance receivable due from Scottish Re Companies (Scottish Re) as of June 30, 2010. Of this amount, $48.2 million was recognized in our Term Life Insurance segment, with the balance recognized in the Corporate and Other Distributed Products segment. Subsequent to June 30, 2010, we entered into a letter of intent with Scottish Re and Korean Reinsurance Company (Korean Re) to novate the reinsurance agreement on the Term Life Insurance portion to Korean Re. We expect the novation to occur prior to September 30, 2010. The novation is not expected to have an impact on our consolidated balance sheet or statement of income. As of June 30, 2010, Korean Re had an A.M. Best rating of A-.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, the “Company”) for the period from December 31, 2009 to June 30, 2010. As a result, the following discussion should be read in conjunction with the financial statements and notes that are included in our Registration Statement on Form S-1, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 5, 2009, as amended through March 31, 2010.

This MD&A is divided into the following sections:

•	Corporate Reorganization

•	Business Overview

•	Business Trends and Conditions

•	Critical Accounting Estimates

•	Results of Operations

•	Segment Results

•	Financial Condition

•	Liquidity and Capital Resources

•	Quantitative and Qualitative Disclosures about Market Risk

•	Cautionary Statement Concerning Forward-Looking Statements

Corporate Reorganization

We refer to the corporate reorganization, the reinsurance transactions, the concurrent transactions and the private equity transaction described below collectively as the “Transactions.” We believe that these Transactions favorably position our company with the growth profile of a newly formed life insurance holding company combined with a proven track record and infrastructure developed over more than 30 years.

The corporate reorganization. We were incorporated in Delaware in October 2009 by Citigroup Inc. (“Citi”) to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citi. These businesses, which prior to April 1, 2010, were wholly owned indirect subsidiaries of Citi, were transferred to us on April 1, 2010 in a reorganization pursuant to which we issued to a wholly owned subsidiary of Citi (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citi in our initial public offering completed in April 2010; 16,412,440 shares of common stock were subsequently sold by Citi in April 2010 to private equity funds managed by Warburg Pincus LLC (“Warburg Pincus”) for a purchase price of $230.0 million (the “private equity transaction”); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with our initial public offering), (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were transferred by Citi to Warburg Pincus pursuant to the private equity transaction), and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the “Citi note”). Prior to April 1, 2010, we had no material assets or liabilities. As of April 1, 2010, our primary assets are the capital stock of our operating subsidiaries and our primary liability is the Citi note.

The reinsurance transactions. In March 2010, we entered into coinsurance agreements (the “Citi reinsurance agreements”) with two affiliates of Citi and Prime Reinsurance Company (“Prime Re”) a wholly owned subsidiary of Primerica Life (collectively the “Citi reinsurers”). We refer to the execution of these agreements as the “Citi reinsurance transactions.” Under these agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We also transferred to the Citi reinsurers the account balances in respect of the coinsured policies and approximately $4.0 billion of assets to support the statutory liabilities assumed by the Citi reinsurers, and we distributed all of the issued and outstanding common stock of Prime Re to Citi. As a result, the Citi reinsurance transactions reduced the amount of our capital and resulted in a substantial reduction in our insurance exposure. We have retained our operating platform and infrastructure and continue to administer all policies subject to these coinsurance agreements.

The concurrent transactions. During the first quarter of 2010, we declared distributions to Citi of approximately $703 million. We also recognized the income attributable to the policies underlying the Citi reinsurance transactions as well as the income earned on the invested assets backing the reinsurance balances and the extraordinary dividends declared in the first quarter. These items were reflected in the statement of income for the three months ended March 31, 2010. Furthermore, because the Citi reinsurance transactions were given retroactive effect back to January 1, 2010, we recognized a return of capital on our balance sheet for the income earned on the reinsured policies during the three months ended March 31, 2010.

In April 2010, the following concurrent transactions were completed:

•	we completed an offering of our common stock by Citi (the “Offering”) pursuant to the Securities Act of 1933 and our stock began trading under the ticker symbol “PRI” on the New York Stock Exchange;

•

we issued equity awards for 5,021,412 shares of our common stock to certain of our employees, including our officers and certain of our sales force leaders, including 221,412 shares which were issued upon conversion of existing equity awards in Citi shares that had not yet fully vested; and

•	we accelerated vesting of certain existing Citi equity awards triggered by the Offering and private equity transaction.

Additionally, we made elections with an effective date of April 1, 2010 under Section 338(h)(10) of the Internal Revenue Code (the “Section 338(h)(10) elections”), which resulted in reductions to stockholders’ equity of $177.3 million and corresponding adjustments to deferred tax balances.

Prior to April 8, 2010, our federal income tax return was consolidated into Citi’s federal income tax return. In anticipation of our corporate reorganization, we entered into a tax separation agreement with Citi and prepaid our estimated tax liability through March 31, 2010. These payments exceeded our actual tax liability. As a result, we recorded the overpayment as a return of capital resulting in a reduction of tax assets and a $14.9 million reduction to stockholders’ equity in the second quarter of 2010.

The private equity transaction. In February 2010, Citi entered into a securities purchase agreement with Warburg Pincus and us pursuant to which in April 2010 Citi sold to Warburg Pincus 16,412,440 shares of our common stock and warrants to purchase from us 4,103,110 additional shares of our common stock. The warrants have a seven-year term and an exercise price of $18.00 per share.

As of June 30, 2010, Citi’s ownership stake in Primerica was less than 40%, while Warburg Pincus had an ownership stake of just over 20%.

Period-over-period comparability. Due to the timing of these transactions and their impact on our financial position and results of operations, comparisons of period-over-period financial position and results of operations will reflect significant non-comparable accounting transactions and account balances. The most significant accounting transaction was the reinsurance transaction described above, which affected both the size and composition of our balance sheet and statement of income. Additionally, the corporate reorganization and the concurrent transactions had a significant impact on the composition of our balance sheet. As a result, our June 30, 2010 balance sheet was significantly smaller than our December 31, 2009 balance sheet and our 2010 three month and six month statements of income present income that is significantly lower than the comparable periods in 2009. Our June 30, 2010 financial statements reflect an intended downsizing, which we believe effectively positions our company for future growth.

From a balance sheet perspective, the Transactions impacted investments, cash and cash equivalents, accrued investment income, premiums and other receivables, due from reinsurers, due from affiliates, deferred policy acquisition costs (DAC), deferred tax assets, note payable, deferred tax liabilities, other liabilities, common stock, paid-in capital, retained earnings and accumulated other comprehensive income.

From a statement of income perspective, the Transactions impacted ceded premiums, net premiums, net investment income, benefits and claims, amortization of DAC, insurance commissions, insurance expenses, interest expense and income taxes. Actual results for periods ending prior to April 1, 2010 will not be indicative of or comparable to future actual results. Furthermore, the actual results for year-to-date periods in 2010 will be affected by their inclusion of three months of operations prior to the reinsurance and reorganization transactions, while all periods in 2009 will reflect operations prior to the reinsurance and reorganization transactions.

Business Overview

We are a leading distributor of financial products to middle income households in North America. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, variable annuities and other financial products, which we distribute primarily on behalf of third parties. We have two primary operating segments, Term Life Insurance and Investment and Savings Products, and a third segment, Corporate and Other Distributed Products.

Term Life Insurance. We distribute term life insurance products in North America that we originate through our three life insurance company subsidiaries, Primerica Life Insurance Company (“Primerica Life”), National Benefit Life Insurance Company (“NBLIC”) and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Our in-force term insurance policies have level premiums for the stated term period, which means the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. Policies with 20-year terms or more accounted for approximately 82% of the face amount of the policies we issued in the first half of 2010. The average face amount of our in-force policies issued during the six months ended June 30, 2010 was approximately $270,900. Premiums are guaranteed to remain level during the initial term period, up to a maximum of 20 years in the United States. While premiums remain level over the initial term period, our claim obligations generally increase with increases in the age of policyholders. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of upfront acquisition costs and the payment of claims obligations, such that profits are realized ratably with the level premiums of the underlying policies.

Our Term Life Insurance segment results are primarily driven by the following factors:

•

Sales and policies in force. Sales affect the size and characteristics of the in-force book of policies on which we earn premium revenues. The size of the in-force book is a function of the sale of new coverages and the number and size of policies that lapse or terminate. Characteristics of the in-force book include the amount and type of applicable coverage and pricing terms (which are influenced by the average policy size, average issue age of policyholders and underwriting class).

•

Accuracy of our pricing assumptions. The profitability of our life insurance operations is dependent upon our ability to price policies appropriately for the levels of risk we assume and to recover our client acquisition and administration costs. Our pricing decisions are based on policy characteristics and historical experience regarding persistency and mortality.

•

Reinsurance. We use a combination of coinsurance and yearly renewable term (“YRT”) reinsurance to manage our risk profile. Accordingly, our results for any given fiscal period are significantly influenced by the level, mix and cost of reinsurance employed by us.

•

Investment income. We allocate investment income to our Term Life Insurance segment each fiscal period in the same manner as invested assets which are allocated based on book value of the invested asset portfolio used to meet our required statutory reserves and targeted capital for such period.

•	Expenses. Term Life Insurance segment results are also affected by variances in client acquisition, maintenance and administration expense levels.

As a result of the Citi reinsurance transactions, beginning in the second quarter of 2010 the revenues and earnings of our term life insurance segment initially declined in proportion to the amount of revenues and earnings associated with our existing in-force book of term life insurance policies ceded to the Citi reinsurers. As we add new in-force business, revenues and earnings of our Term Life Insurance segment would be expected to grow from these initial levels. The rate of revenue and earnings growth in periods following the Citi reinsurance transactions would be expected to decelerate with each successive financial period as the size of our in-force book grows and the incremental sales have a reduced marginal effect on the size of the then existing in-force book.

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

Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including loans, various insurance products and prepaid legal services. These products are distributed pursuant to distribution arrangements with third parties, except for certain life and disability insurance products underwritten by us that are not distributed through our sales force. In addition, our Corporate and Other Distributed Products segment includes corporate income, including net investment income, and expenses not allocated to other segments, interest expense on the Citi note and realized gains and losses on our invested asset portfolio.

Business Trends and Conditions

The relative strength and stability of North American financial markets and economies affect our profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

Economic conditions, including rising unemployment levels and financial market conditions, influence investment and spending decisions by middle income consumers. While consumer spending and borrowing levels remain under pressure, overall market and economic conditions have somewhat stabilized, and sales and the value of consumer investment products across a wide spectrum of asset classes have improved. The effects of these trends and conditions on our year-to-date 2010 operations are summarized below.

Term life insurance products. Sales of our term life insurance products have declined modestly, consistent with the decline in the number of sales representatives. For the six months ended June 30, 2010, we issued 112,851 new policies, compared with 115,225 for the same period in 2009. We also experienced a slight decline in the average face amount of our newly issued policies. Although below historical norms, we have seen an improvement in policy persistency during the first half of 2010 as economic conditions have stabilized.

Investment and savings products. Investment and savings products sales were significantly higher than prior year. Sales of investment and savings products totaled $1.90 billion for the six months ended June 30, 2010, compared with $1.46 billion during the same period a year ago. The increase primarily reflects improved market conditions and increased emphasis on these products.

Asset values. A large portion of revenues in our Investment and Savings Products segment are derived from commission and fee revenues that are based on the value of assets in client accounts. These assets are invested in diversified funds comprised mainly of U.S. and Canadian equity securities. As equity markets began improving in 2009, the year-to-date average value of assets in clients’ accounts increased from $24.30 billion at June 30, 2009, to $31.48 billion at June 30, 2010. As a result, our revenues from these sources have also increased.

Invested asset portfolio. The trend toward improvements in our unrealized gain position has continued since late 2009 as market conditions have improved. As of June 30, 2010, our invested assets, excluding policy loans and cash, had a cost or amortized cost basis of $1.89 billion and a net unrealized gain of $148.3 million, compared with $6.20 billion at cost or amortized cost and net unrealized gain of $243.5 million at December 31, 2009. Our June 30, 2010 portfolio is substantially smaller than our December 31, 2009 portfolio and is comprised of a different mix of invested assets primarily due to our corporate reorganization (see Note 4 of the Notes to Financial Statements and the Investments section included in the Financial Condition discussion below).

Reinsurance. Due to our extensive use of reinsurance, a departure from the reinsurance market or failure to pay by any of our reinsurers could have a material adverse effect on our business, financial condition and results of operations. In April 2010, Ace Life Insurance Company (“Ace”), one of our reinsurance counterparties, notified us of its intention to exit the U.S. life reinsurance market. Effective July 2010, we terminated the existing reinsurance agreement with Ace for new business. Ace continues to reinsure those policies already ceded to it. The loss of Ace, while insignificant in relation to our total reinsurer exposure, demonstrates the cautious nature of the reinsurance market. We presently intend to continue ceding approximately 90% of our U.S. mortality risk and believe we can maintain this level by either selecting new reinsurance partners or by reallocating new business among our remaining reinsurers.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 to our financial statements. The most significant items on the balance sheet are based on fair value determinations, accounting estimates and actuarial determinations which are susceptible to changes in future periods and which affect our results of operations and financial position.

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

On April 1, 2010, we granted 1,865,000 RSUs to certain of our sales force leaders. These RSUs vested immediately but were subject to sales restrictions that expire annually over the subsequent three years. The IPO price of our shares was $15.00. However because of the RSUs’ exposure to downside risk extending beyond the vesting date of the awards, we recognized a discounted fair value of the awards of $12.00 per RSU. To quantify this discount, we used a series of Black-Scholes models with one, two and three year tenors to estimate put option costs less a nominal transaction cost as a methodology for quantifying the cost of eliminating the downside risk associated with the sale restrictions. The most significant assumptions in the Black-Scholes models were the volatility assumptions. Because our common stock did not have an active trading history, we derived volatility assumptions by analyzing other public insurance companies’ historical and implied volatilities over terms comparable to the sale restriction terms. Our volatility assumptions ranged from 39 to 45. We also utilized dividend assumptions ranging from zero dividends to $0.01 per quarter and risk-free rates less than 2%.

During the six months ended June 30, 2010, there have been no changes in the items that we have identified as critical accounting estimates, except as noted above. For additional information, see the Critical Accounting Policies section of MD&A included in our Registration Statement on Form S-1, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on November 5, 2009, as amended through March 31, 2010.

Results of Operations

Revenues

Our revenues consist of the following:

•

Net premiums. Reflects direct premiums payable by our policyholders on our in-force insurance policies, primarily term life insurance, net of reinsurance premiums that we pay to third-party reinsurers.

•

Net investment income. Represents income generated by our invested asset portfolio, which consists primarily of interest income earned on fixed-maturity investments. Investment income earned on assets supporting our statutory reserves and targeted capital is allocated to our Term Life Insurance segment, with the balance included in our Corporate and Other Distributed Products segment.

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

•

Realized investment gains (losses), including other-than-temporary impairments (“OTTI”). Reflects the difference between amortized cost and amounts realized on the sale of investment securities, as well as OTTI charges.

•

Other, net. Reflects revenues generated from the fees charged for access to our sales force website, printing revenues from the sale of printed materials to sales representatives, incentive fees and reimbursements from product originators, Canadian licensing fees, sales of merchandise to sales representatives, mutual fund customer service fees, fees charged to sales representatives related to life insurance processing responsibilities, and interest charges received from or paid to reinsurers on late payments.

Benefits and Expenses

Our operating expenses consist of the following items:

•

Benefits and claims. Reflects the benefits and claims payable on insurance policies, as well as changes in our reserves for future policy claims and reserves for other benefits payable, net of reinsurance.

•

Amortization of DAC. Represents the amortization of capitalized costs associated with the sale of an insurance policy, including sales commissions, medical examination and other underwriting costs, and other acquisition-related costs, over the initial term of the policy.

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

•	Sales commissions. Represents commissions to our sales representatives in connection with the sale of investment and savings products and products other than insurance products.

•	Interest expense. Reflects interest on the Citi note as well as interest incurred in connection with the Citi reinsurance transactions.

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

Actual Results

Our statements of income for the three and six months ended June 30 were as follows:

	Three months ended June 30		Change		Six months ended June 30		Change
	2010	2009	$	%	2010	2009	$	%
Revenues:
Direct premiums	$547,455	$529,004	$18,451	3%	$1,085,300	$1,045,651	$39,649	4%
Ceded premiums	(447,213)	(158,401)	(288,812)	*	(595,332)	(296,011)	(299,321)	101%

Net premiums	100,242	370,603	(270,361)	-73%	489,968	749,640	(259,672)	-35%
Net investment income	27,991	89,755	(61,764)	-69%	110,568	172,140	(61,572)	-36%
Commissions and fees	93,226	82,690	10,536	13%	184,915	162,406	22,509	14%
Realized investment gains (losses), including OTTI	374	(9,003)	9,377	*	31,429	(20,261)	51,690	*
Other, net	12,466	13,542	(1,076)	-8%	24,359	26,498	(2,139)	-8%

Total revenues	234,299	547,587	(313,288)	-57%	841,239	1,090,423	(249,184)	-23%
Benefits and expenses:
Benefits and claims	45,124	151,444	(106,320)	-70%	215,859	297,194	(81,335)	-27%
Amortization of DAC	22,899	86,234	(63,335)	-73%	114,655	181,048	(66,393)	-37%
Insurance commissions	4,233	6,396	(2,163)	-34%	10,601	21,016	(10,415)	-50%
Insurance expenses	10,083	36,203	(26,120)	-72%	47,610	76,291	(28,681)	-38%
Sales commissions	43,511	40,389	3,122	8%	87,393	80,578	6,815	8%
Interest expense	6,928	—	6,928	*	6,928	—	6,928	*
Other operating expenses	65,183	28,587	36,596	128%	101,453	61,187	40,266	66%

Total benefits and expenses	197,961	349,253	(151,292)	-43%	584,499	717,314	(132,815)	-19%

Income before income taxes	36,338	198,334	(161,996)	-82%	256,740	373,109	(116,369)	-31%
Income taxes	14,330	66,214	(51,884)	-78%	91,446	128,432	(36,986)	-29%

Net income	$22,008	$132,120	$(110,112)	-83%	$165,294	$244,677	$(79,383)	-32%

*	Less than 1%, or not meaningful

Net premiums. Net premiums were lower for the three and six months ended June 30, 2010 primarily due to the significant increase in ceded premiums associated with the Citi reinsurance agreements executed on March 31, 2010. The effect of these agreements on net premiums also impacted the Term Life Insurance segment.

Net investment income. Net investment income declined in the three and six months ended June 30, 2010 primarily as a result of lower yields on invested assets and the impact on our invested asset base of the asset transfers that we executed in connection with our corporate reorganization. On March 31, 2010, we transferred approximately $4.0 billion of assets to support the statutory liabilities assumed by the Citi reinsurers and in April 2010, we paid dividends to Citi of approximately $675.7 million and made payments related to business ceded under the terms of the Citi reinsurance agreements of approximately $125.5 million.

Commissions and fees. The increase in commissions and fees for the three and six months ended June 30, 2010 was primarily driven by activity in our Investment and Savings Product segment as a result of increased emphasis on investment products and improved market conditions, partially offset by declines in our Corporate and Other Distributed Products segment.

Total benefits and expenses. The decrease in total benefits and expenses primarily reflects lower benefits and claims, lower amortization of DAC and lower insurance expenses as a result of the Citi reinsurance agreements, partially offset by an increase in other operating expenses as a result of initial and one-time expenses incurred in connection with the Offering, including interest and equity award expenses. The changes associated with the Citi reinsurance agreements impacted the Term Life Insurance segment, while the changes in interest and other operating expenses are primarily reflected in the Corporate and Other Distributed Products segment.

Income taxes. Effective April 1, 2010 we made elections under Section 338(h)(10) of the Internal Revenue Code, which resulted in reductions to stockholders’ equity of $177.3 million and corresponding adjustments to deferred tax balances.

Our effective income tax rates for the three and six months ended June 30, 2010 were 39.4% and 35.6%, respectively. Our second quarter rate increase resulted from permanent differences caused by IPO equity awards granted to Canadian sales force leaders and from other items that may reverse in the near term if certain expired provisions in the tax law are extended as expected. The effect of these items was partially offset by the impact of a decreasing tax rate in Canada.

Pro Forma Results

The following pro forma financial statements are intended to provide information about how the Transactions would have affected our financial statements if they had been consummated at an earlier time. Because the Transactions were concluded during the first half of 2010, pro forma adjustment to our balance sheet was not necessary as of June 30, 2010. Our pro forma statements of income for the six months ended June 30, 2010 and 2009 are presented as if the Transactions had occurred on January 1 of the respective year and are set forth below. Based on the timing of the Transactions, pro forma adjustments to our statements of income were necessary for the first three months of 2010 and for the year-to-date period in 2009. The pro forma financial statements do not necessarily reflect the results of operations that would have resulted had the Transactions occurred as of the dates indicated, nor should they be taken as necessarily indicative of our future results of operations.

Pro Forma Statement of Income

Six Months Ended June 30, 2010

(Unaudited)

	Actual(1)	Adjustments for the Citi reinsurance transactions(2)	Adjustment for the reorganization and other concurrent transactions(3)	Pro forma
	(In thousands, except for share and per-share amounts)
Revenues:
Direct premiums	$1,085,300	$—	$—	$1,085,300
Ceded premiums	(595,332)	(296,328)	—	(891,660)

Net premiums	489,968	(296,328)	—	193,640
Net investment income	110,568	(47,566)	(7,169)	55,833
Commissions and fees	184,915	—	—	184,915
Realized investment gains, including OTTI	31,429	—	—	31,429
Other, net	24,359	—	—	24,359

Total revenues	841,239	(343,894)	(7,169)	490,176

Benefits and Expenses:
Benefits and claims	215,859	(128,204)	—	87,655
Amortization of DAC	114,655	(71,389)	—	43,266
Insurance commissions	10,601	(1,669)	—	8,932
Insurance expenses	47,610	(26,083)	—	21,527
Sales commissions	87,393	—	—	87,393
Interest expense	6,928	2,812	4,125	13,865
Other operating expenses	101,453	—	—	101,453

Total benefits and expenses	584,499	(224,533)	4,125	364,091

Income before income taxes	256,740	(119,361)	(11,294)	126,085
Income taxes	91,446	(42,514)	(4,023)	44,909

Net income	$165,294	$(76,847)	$(7,271)	$81,176

Earnings per share:
Basic	$2.20			$1.08
Diluted	$2.18			$1.07
Weighted-average shares:
Basic	71,843,588			71,843,588
Diluted	72,734,365			72,734,365

See accompanying notes to the pro forma financial statements.

Pro Forma Statement of Income

Six Months Ended June 30, 2009

(Unaudited)

	Actual(1)	Adjustments for the Citi reinsurance transactions(2)	Adjustment for the reorganization and other concurrent transactions(3)	Pro forma
	(In thousands)
Revenues:
Direct premiums	$1,045,651	$—	$—	$1,045,651
Ceded premiums	(296,011)	(558,014)	—	(854,025)

Net premiums	749,640	(558,014)	—	191,626
Net investment income	172,140	(99,210)	(14,944)	57,986
Commissions and fees	162,406	—	—	162,406
Realized investment losses, including OTTI	(20,261)	—	—	(20,261)
Other, net	26,498	—	—	26,498

Total revenues	1,090,423	(657,224)	(14,944)	418,255

Benefits and Expenses:
Benefits and claims	297,194	(217,495)	—	79,699
Amortization of DAC	181,048	(136,933)	—	44,115
Insurance commissions	21,016	(2,589)	—	18,427
Insurance expenses	76,291	(48,726)	—	27,565
Sales commissions	80,578	—	—	80,578
Interest expense	—	5,297	8,250	13,547
Other operating expenses	61,187	—	25,457	86,644

Total benefits and expenses	717,314	(400,446)	33,707	350,575

Income before income taxes	373,109	(256,778)	(48,651)	67,680
Income taxes	128,432	(88,388)	(16,747)	23,297

Net income	$244,677	$(168,390)	$(31,904)	$44,383

See accompanying notes to the pro forma financial statements.

Notes to the Pro Forma Financial Statements - Unaudited

(1) Actual statements of income.

The actual statement of income included income attributable to the underlying policies that were reinsured to Citi on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances and the distributions to Citi made as part of our corporate reorganization.

(2) Adjustments for the Citi reinsurance transactions.

Adjustments to our statements of income as part of the Citi reinsurance transactions reflect premiums, benefits and claims, and deferred policy acquisition costs (“DAC”) ceded as well as the expense allowance received from Citi on policies in force as of the opening balance sheet date. Adjustments also reflect a finance charge associated with one of the Citi reinsurance agreements accounted for under the deposit method and pro rata allocations of net investment income earned on invested assets transferred to the Citi reinsurers. These adjustments impact the Term Life Insurance segment only.

(3) Adjustments for the reorganization and other concurrent transactions.

Net investment income was adjusted to reflect the pro rata share of income on invested assets distributed to Citi as part of our reorganization. Interest expense reflects the amount of interest that would have been accrued on the Citi note had it been in place as of January 1 of the respective year. Other operating expense adjustments reflect $22.4 million of expense associated with equity awards granted April 1, 2010, vesting or partially vesting through June 30, 2010, and for sales force leader awards, delivered over three years. The ongoing expense of equity awards is estimated to be approximately $3.1 million per quarter, representing estimated ongoing expense as awards vest, plus the vesting of any future equity awards granted to management after 2010. The adjustment to net investment income is allocated between the Term Life Insurance and Corporate and Other Distributed Products segments. The adjustments to interest expense and other operating expenses impact the Corporate and Other Distributed Products segment only.

For more detailed commentary on the drivers of our revenues and expenses, see the discussion of results of operations by segment included below.

Segment Results

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

The average number of licensed term life insurance sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per licensed sales representative were as follows:

	Six months ended June 30,
	2010	2009
Average number of life-licensed insurance sales representatives	97,404	100,590
Number of new policies issued	112,851	115,225
Average monthly rate of new policies issued per licensed sales representative	.19x	.19x

Our ability to increase the size of our sales force is largely based on the success of our recruiting efforts and our ability to train and motivate recruits to obtain licenses to sell life insurance. We believe that recruitment levels are an important advance indicator of sales force trends, and growth in recruiting is usually indicative of future growth in the overall size of the sales force. However, recruiting results do not always result in proportionate increases in the size of our licensed sales force. For example, in the past, spikes in recruitment levels at times have been followed by declines in the percentage of recruits obtaining licenses. In addition, the average time period it takes for a recruit to obtain a license is approximately three months; accordingly, there is a time lag between successful recruiting efforts and consequent increases in the number of licensed sales representatives.

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

•

Persistency. We use historical experience to estimate pricing assumptions for persistency rates. Persistency is a measure of how long our insurance policies stay in force. As a general matter, persistency that is lower than our pricing assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. Determining the near-term effects of changes in persistency is more complicated. When persistency is lower than our pricing assumptions, we must accelerate the amortization of DAC. The disproportionate increase in amortization expense is offset by a release of reserves associated with lapsed policies, which causes a reduction in benefits and claims expense. The reserves associated with any given policy will change over the term of such policy. As a general matter, reserves are lowest at the inception of a policy term (when claims experience is the lowest) and rise steadily to a peak before declining to zero at the expiration of the policy term. Accordingly, depending on when the lapse occurs in relation to the overall policy term, the reduction in benefits and claims expense may be greater or less than the increase in amortization expense and, consequently, the effects on earnings for a given period could be positive or negative. Persistency levels are meaningful to our results to the extent actual experience deviates from the persistency assumptions used to price our products.

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

On March 31, 2010, we entered into various reinsurance agreements with the Citi reinsurers as part of our corporate reorganization. We expect to continue to use YRT reinsurance at or near historical levels. We may alter our reinsurance practices at any time due to the unavailability of YRT reinsurance at attractive rates or the availability of alternatives to reduce our risk exposure.

The effect of our reinsurance arrangements on ceded premiums and benefits and claims on our statement of income follows:

•

Ceded premiums. Ceded premiums are the premiums we pay to reinsurers. These amounts are deducted from the direct premiums we earn to calculate our net premium revenues. Similar to direct premium revenues, ceded coinsurance premiums remain level over the initial term of the insurance policy. Ceded YRT premiums increase with increases in the period that the policy has been in force. Accordingly, ceded YRT premiums constitute an increasing percentage of direct premiums over the policy term.

•

Benefits and claims. Benefits and claims include incurred claim amounts and changes in future policy benefit reserves. Both coinsurance and YRT reinsurance reduce incurred claims in direct proportion to the percentage ceded. Coinsurance reduces the change in reserves in direct proportion to the ceding percentage. YRT reduces the change in reserves in an increasing amount over time with increases in the period that the policy has been in force.

•	Amortization of DAC. Amortization of DAC is reduced on a pro-rata basis for the business coinsured with Citi. There is no impact on amortization of DAC associated with our YRT contracts.

•	Acquisition and operating expenses. Acquisition and operating expenses are reduced by the allowances received from coinsurance, including the business reinsured with Citi.

Net Investment income. The deposit asset recognized in connection with the 10% reinsurance agreement generates an effective yield, which is reported in Term Life Insurance segment net investment income. We allocate the remaining net investment income based on the book value of the invested assets allocated to the Term Life Insurance segment compared to the book value of the Company’s total invested assets.

Expenses. Term Life Insurance segment results are also affected by variances in client acquisition, maintenance and administration expense levels.

Segment Actual Results

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$527,792	$507,376	$20,416	4%	$1,045,724	$1,004,059	$41,665	4%
Ceded premiums	(444,008)	(155,082)	(288,926)	*	(588,378)	(289,334)	(299,044)	103%

Net premiums	83,784	352,294	(268,510)	-76%	457,346	714,725	(257,379)	-36%
Allocated net investment income	15,961	70,924	(54,963)	-77%	80,796	136,825	(56,029)	-41%
Other, net	8,644	7,612	1,032	14%	17,425	16,227	1,198	7%

Total revenues	108,389	430,830	(322,441)	-75%	555,567	867,777	(312,210)	-36%
Benefits and expenses:
Benefits and claims	35,134	139,821	(104,687)	-75%	196,243	275,546	(79,303)	-29%
Amortization of DAC	19,129	86,915	(67,786)	-78%	107,935	179,427	(71,492)	-40%
Acquisition and operating expenses, net of deferrals	7,228	32,229	(25,001)	-78%	44,124	78,789	(34,665)	-44%
Interest expense	2,803	—	2,803	*	2,803	—	2,803	*

Total benefits and expenses	64,294	258,965	(194,671)	-75%	351,105	533,762	(182,657)	-34%

Income before income taxes	$44,095	$171,865	$(127,770)	-74%	$204,462	$334,015	$(129,553)	-39%

*	Less than 1%, or not meaningful

A comparison of actual segment results for the three and six months ended June 30, 2010 and 2009, is not meaningful due to the effect of the reinsurance and reorganization transactions discussed above. As such, we believe that the pro forma results presented below provide meaningful additional information necessary to evaluate our segment financial results.

Segment Pro Forma Results

Term Life Insurance segment pro forma results give effect to the Citi reinsurance transactions, which are described more fully in Note 2 to our pro forma financial statements. On a pro forma basis, Term Life Insurance segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2010 (1)	2009	$	%	2010	2009	$	%
	(Dollars in thousands)
Pro forma revenues:
Direct premiums	$527,792	$507,376	$20,416	4%	$1,045,724	$1,004,059	$41,665	4%
Ceded premiums	(444,008)	(425,341)	(18,667)	-4%	(884,707)	(847,348)	(37,359)	-4%

Net premiums	83,784	82,035	1,749	2%	161,017	156,711	4,306	3%
Allocated net investment income	15,961	18,282	(2,321)	-13%	32,458	35,960	(3,502)	-10%
Other, net	8,644	7,613	1,031	14%	17,425	16,227	1,198	7%

Total pro forma revenues	108,389	107,930	459	*	210,900	208,898	2,002	*
Pro forma benefits and expenses:
Benefits and claims	35,134	31,436	3,698	12%	68,039	58,052	9,987	17%
Amortization of DAC	19,129	20,507	(1,378)	-7%	36,547	39,945	(3,398)	-9%
Acquisition and operating expenses, net of deferrals	7,228	9,508	(2,280)	-24%	16,371	30,022	(13,651)	-45%
Interest expense	2,803	2,700	103	4%	5,615	5,297	318	6%

Total pro forma benefits and expenses	64,294	64,151	143	*	126,572	133,316	(6,744)	-5%

Pro forma income before income taxes	$44,095	$43,779	$316	*	$84,328	$75,582	$8,746	12%

*	Less than 1%, or not meaningful
(1)	For the three months ended June 30, 2010, actual results reflect the effect of all transactions associated with our corporate reorganization. Therefore, there are no pro forma results for that period.

Net premiums. Direct premiums for the three and six month periods ended June 30, 2010, increased at a pace consistent with the growth in the in-force book. Premiums on end-of-term conversions, which are higher than historical premiums, also contributed to direct premium growth and are expected to continue to be a factor in near term growth. Ceded premiums, which are heavily influenced by the business reinsured with Citi, grew consistent with direct premiums.

Allocated net investment income. Allocated net investment income decreased in both the three and six months ended June 30, 2010, primarily due to lower yield on the book value of invested assets and a lower invested asset allocation.

Benefits and claims. The increase in benefits and claims for the three and six months ended June 30, 2010 was primarily due to reserve increases as a result of improved policy persistency and premium growth. Claims relative to the prior year periods were level for the three months ended June 30, 2010 and slightly higher for the year-to-date period when compared to the favorable claims trend experienced in the first quarter of 2009.

Amortization of DAC. For the three and six months ended June 30, 2010, amortization of DAC decreased largely due to improved policy persistency.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, decreased during the three months ended June 30, 2010, largely as a result of increased policy deferral rates which are reset annually, generally in the second half of the year, and lower operating expenses. Operating expenses declined due in part to lower licensing fees; lower employee benefit expenses as we transitioned from Citi’s 401(k) plan to our own plan, offset by higher salaries; and the prior year expense related to cancelling our biennial sales force convention. For the six months ended June 30, 2010, acquisition and operating expenses, net of deferrals were also lower relative to the same period in 2009 due to the special sales force payment of approximately $8.2 million made in the first quarter of 2009.

Interest expense. Interest expense recognized in the Term Life Insurance segment primarily related to the 3% finance charge payable on the Citi reinsurance agreement that we account for under the deposit method of accounting.

Face Amount In Force

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Six months ended June 30,		Change
	2010	2009	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$650,195	$633,467	$16,728	3%
Issued face amount	38,038	39,730	(1,692)	-4%
Terminations	(35,023)	(36,947)	1,924	5%
Foreign currency	318	3,127	(2,809)	-89%

Face amount in force, end of period	$653,528	$639,377	$14,151	2%

Issued face amount decreased primarily due to lower policy sales and lower average size of policies issued. The decrease in terminations resulted from persistency that, while remaining below historical norms, has improved. The U.S. dollar/Canadian dollar exchange rate was relatively unchanged in the first half of 2010, and as a result, the effect of foreign currency on changes in the in-force block was $318 million. However, the U.S. dollar/Canadian dollar exchange rate strengthened at a greater rate in the first half of 2009 resulting in a $3.13 billion foreign currency impact on the in-force block in that period.

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

Segment Actual Results

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$36,301	$29,451	$6,850	23%	$72,664	$57,655	$15,009	26%
Asset-based revenues	39,445	29,718	9,727	33%	77,459	57,273	20,186	35%
Account-based revenues	10,317	10,784	(467)	-4%	20,525	21,873	(1,348)	-6%
Other, net	2,155	2,536	(381)	-15%	4,263	4,973	(710)	-14%

Total revenues	88,218	72,489	15,729	22%	174,911	141,774	33,137	23%
Expenses:
Commission expenses, including amortization of DAC	43,927	34,078	9,849	29%	87,203	68,287	18,916	28%
Other operating expenses	17,556	17,694	(138)	-1%	35,526	32,399	3,127	10%

Total expenses	61,483	51,772	9,711	19%	122,729	100,686	22,043	22%

Income before income taxes	$26,735	$20,717	$6,018	29%	$52,182	$41,088	$11,094	27%

Supplemental information on the components of our commission and fees revenue and the underlying metrics that drove results was as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(Dollars in millions and accounts in thousands)
Revenue metric:
Product sales	$923.3	$730.9	$192.4	26%	$1,896.8	$1,459.7	$437.2	30%
Average account values	$31,561	$25,340	$6,221	25%	$31,483	$24,297	$7,186	30%
Average number of fee-generating accounts	2,741	2,844	(103)	-4%	2,752	2,874	(122)	-4%

The Transactions had no pro forma effect on the Investment and Savings Products segment.

Commissions and fees. For the three and six months ended June 30, 2010, commissions and fees increased primarily as a result of improving economic and market conditions and increased emphasis on these products. Sales-based and asset-based revenues grew as a result of sales volume and improved equity valuations, respectively.

Commission expenses, including amortization of DAC. The increase in commission expenses, including amortization of DAC, for the three and six months ended June 30, 2010 was primarily driven by the increases in sales noted above. These increases were also driven by an increase in DAC amortization associated with our Canadian Segregated Funds in the second quarter of 2010 as a result of fluctuations in asset values which lowered 2009 amortization and increased 2010 amortization.

Other operating expenses. Other operating expenses were relatively unchanged in the second quarter of 2010 as lower operational costs, including lower employee benefit expenses as we transitioned from Citi’s 401(K) plan to our own plan, were substantially offset by higher compensation-related expenses and higher administration fees on Canadian segregated funds due to growth in account values. For the six months ended June 30, 2010, other operating expenses increased primarily due to higher compensation-related expenses and higher administration fees on Canadian segregated funds.

Asset Values

Changes in asset values were as follows:

	Six months ended June 30,
	2010	2009
	(In millions)
Asset values, beginning of period	$31,303	$24,677
Inflows	1,897	1,460
Redemptions	(1,859)	(1,521)
Change in market value, net and other	(1,618)	1,880

Asset values, end of period	$29,723	$26,496

Inflows increased consistent with the increase in sales volume. The amount of redemptions also increased reflecting the year-over-year increase in assets under management, even though actual redemption rates were level as a percent of average assets under management for both the first six months of 2010 and 2009. The market return on assets under management in 2010 and 2009 reflected general market value trends.

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

The Corporate and Other Distributed Products segment is affected by corporate income and expenses, printing operations not allocated to our other segments, net investment income (other than net investment income allocated to our Term Life Insurance segment), administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), management equity awards, equity awards granted to our sales force leaders at the time of the Offering, interest expense on the Citi note and realized gains and losses on our invested asset portfolio.

Segment Actual Results

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
Revenues:
Net premiums	$16,458	$18,309	$(1,851)	-10%	$32,623	$34,916	$(2,293)	-7%
Allocated net investment income	12,030	18,831	(6,801)	-36%	29,771	35,315	(5,544)	-16%
Commissions and fees	7,162	12,736	(5,574)	-44%	14,267	25,605	(11,338)	-44%
Realized investment gains (losses), including OTTI	374	(9,003)	9,377	*	31,431	(20,261)	51,692	*
Other, net	1,668	3,395	(1,727)	-51%	2,669	5,297	(2,628)	-50%

Total revenues	37,692	44,268	(6,576)	-15%	110,761	80,872	29,889	37%
Benefits and expenses:
Benefits and claims	9,991	11,625	(1,634)	-14%	19,617	21,648	(2,031)	-9%
Amortization of DAC	742	360	382	106%	1,142	727	415	57%
Insurance commissions	1,838	2,845	(1,007)	-35%	4,276	5,672	(1,396)	-25%
Insurance expenses	3,259	3,493	(234)	-7%	6,018	7,078	(1,060)	-15%
Sales commissions	4,603	9,301	(4,698)	-51%	9,566	18,954	(9,388)	-50%
Interest expense	4,125	—	4,125	*	4,125	—	4,125	*
Other operating expenses	47,626	10,892	36,734	*	65,921	28,787	37,134	129%

Total benefits and expenses	72,184	38,516	33,668	87%	110,665	82,866	27,799	34%

(Loss) income before income taxes	$(34,492)	$5,752	$(40,244)	*	$96	$(1,994)	$2,090	*

*	Not meaningful

A comparison of actual segment results for the three and six months ended June 30, 2010 and 2009, is not meaningful due to the effect of the reinsurance and reorganization transactions discussed above. As such, we believe that the pro forma results presented below provide meaningful additional information necessary to evaluate our segment financial results.

Segment Pro Forma Results

Corporate and Other Distributed Products segment pro forma results give effect to the reorganization transactions, which are described more fully in Note 3 to our pro forma statements of income. On a pro forma basis, Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2010 (1)	2009	$	%	2010	2009	$	%
Revenues:
Net premiums	$16,458	$18,309	$(1,851)	-10%	$32,623	$34,916	$(2,293)	-7%
Allocated net investment income	12,030	11,925	105	*	23,375	22,026	1,349	6%
Commissions and fees	7,162	12,736	(5,574)	-44%	14,267	25,605	(11,338)	-44%
Realized investment gains (losses), including OTTI	374	(9,003)	9,377	*	31,431	(20,261)	51,692	*
Other, net	1,668	3,395	(1,727)	-51%	2,669	5,297	(2,628)	-50%

Total revenues	37,692	37,362	330	*	104,365	67,583	36,782	54%
Benefits and expenses:
Benefits and claims	9,991	11,625	(1,634)	-14%	19,617	21,648	(2,031)	-9%
Amortization of DAC	742	360	382	106%	1,142	727	415	57%
Insurance commissions	1,838	2,845	(1,007)	-35%	4,276	5,672	(1,396)	-25%
Insurance expenses	3,259	3,493	(234)	-7%	6,018	7,078	(1,060)	-15%
Sales commissions	4,603	9,301	(4,698)	-51%	9,566	18,954	(9,388)	-50%
Interest expense	4,125	4,125	—	*	8,250	8,250	—	*
Other operating expenses	47,626	36,349	11,277	31%	65,921	54,244	11,677	22%

Total benefits and expenses	72,184	68,098	4,086	6%	114,790	116,573	(1,783)	-2%

Loss before income taxes	$(34,492)	$(30,736)	$(3,756)	12%	$(10,425)	$(48,990)	$38,565	-79%

*	Less than 1%, or not meaningful
(1)	For the three months ended June 30, 2010, actual results reflect the effect of all transactions associated with our corporate reorganization. Therefore, there are no pro forma results for that period.

Revenues. Total revenues were relatively unchanged in the second quarter of 2010 largely due to the offsetting effects of the change in realized investment gains, lower commissions and fees as a result of the continuing decline in loan sales, and reduced premium revenue mainly driven by lower premium rates on our disability products. The increase in total revenues for the six months ended June 30, 2010, primarily reflects the effect of realized investment gains in 2010, compared with realized investment losses in 2009 as well as the impact of the decline in loan sales and disability premium rates in 2010. Realized investment gains (losses) included $1.3 million of OTTI in the second quarter of 2010, compared with $14.3 million of OTTI in the second quarter of 2009. For the six months ended June 30, 2010, realized investment gains (losses) included $11.8 million of OTTI, compared with $34.9 million of OTTI for the same period a year ago.

Benefits and expenses. Other operating expenses were higher in the three and six months ended June 30, 2010 primarily as a result of the following second quarter 2010 items: non-recurring public company launch expenses of approximately $5.1 million, the emergence of new public company expenses of approximately $2 million which we expect to develop as we build out our public company structure and a prior year corporate expense allocation credit of approximately $2.7 million from Citi which lowered 2009 expenses. The increase in other operating expenses for the six months ended June 30, 2010 also reflects nonrecurring public company launch expenses in the first quarter of 2010, partially offset by the effect of a lower expense allocation from Citi also in the first quarter of 2010. Sales commissions were lower consistent with the decline in loan sales noted above, while insurance commissions declined largely as a result of the decline in disability premium rates. Benefits and claims were lower primarily due to lower disability claims experience and the impact of declining premium rates noted above.

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

As of June 30, 2010, the carrying value of our invested asset portfolio was approximately $2.07 billion, compared with approximately $6.47 billion as of December 31, 2009. The significant decline in period-end portfolios primarily reflects the asset transfers we executed in connection with the Citi reinsurance transactions and our corporate reorganization.

	June 30, 2010		December 31, 2009
	$	%	$	%
	(Dollars in thousands)
Fixed-maturity securities, at fair value	$2,006,795	97%	$6,378,179	99%
Equity securities, at fair value	19,274	*	49,326	*
Trading securities, at fair value	14,124	*	16,996	*
Policy loans and other invested assets	24,865	1%	26,947	*

Total investments	$2,065,058	100%	$6,471,448	100%

*	Less than 1%

Fixed-Maturity Securities and Equity Securities Available for Sale

The types of assets in our portfolio are influenced by various state and Canadian laws that prescribe qualified invested assets. We invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the invested asset portfolio by asset type and credit exposure.

The fair value of invested assets, and therefore the unrealized gains and losses of the assets, are subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our intent to sell or whether it is more-likely-than-not we would be required to sell the investment before the expected recovery of the cost or amortized cost basis. Net unrealized gains were $148.3 million as of June 30, 2010, compared with $243.5 million as of December 31, 2009. The decline in net unrealized gains was primarily due to the smaller invested asset portfolio resulting from the Citi reinsurance transactions and our corporate reorganization. The cost or amortized cost, gross unrealized gains and losses and estimated fair value of our fixed-maturity and equity securities available for sale were as follows:

	June 30, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed maturities:
U.S. government and agencies	$12,250	$774	$—	$13,024
Foreign government	81,368	10,207	(20)	91,555
States and political subdivisions	15,219	997	—	16,216
Corporates	1,146,087	108,792	(4,012)	1,250,867
Mortgage- and asset-backed securities	606,954	34,832	(6,653)	635,133

Total fixed maturities	1,861,878	155,602	(10,685)	2,006,795
Equities	15,920	3,540	(186)	19,274

Total fixed maturities and equities	$1,877,798	$159,142	$(10,871)	$2,026,069

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed maturities:
U.S. government and agencies	$18,452	$397	$(362)	$18,487
Foreign government	351,167	39,868	(604)	390,431
States and political subdivisions	35,591	1,044	(597)	36,038
Corporates	3,913,566	247,933	(43,852)	4,117,647
Mortgage- and asset-backed securities	1,819,282	65,675	(69,381)	1,815,576

Total fixed maturities	6,138,058	354,917	(114,796)	6,378,179
Equities	45,937	4,111	(722)	49,326

Total fixed maturities and equities	$6,183,995	$359,028	$(115,518)	$6,427,505

As of June 30, 2010, the ten largest holdings within our invested asset portfolio were as follows:

Issuer	Amortized cost	Fair value	Unrealized gain (loss)
	(Dollars in thousands)
Government of Canada	$38,689	$41,773	$3,084
National Rural Utilities Cooperative	12,948	16,190	3,242
Verizon Communications	13,523	15,566	2,043
Bank of America Corporation	12,699	13,618	919
General Electric	11,254	13,077	1,823
Sun Life Financial	12,100	12,053	(47)
ConocoPhillips	9,491	11,333	1,842
Edison International	11,293	11,293	—
Medtronic Inc.	10,368	10,696	328
Enel SpA	10,538	10,635	97

Total	$142,903	$156,234	$13,331

Percent of total fixed maturities and equities	8%	8%

The average rating of our fixed-maturity portfolio is single A, with an average duration of approximately 3.4 years. The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The distribution of our investments in fixed-maturity securities by rating follows:

	As of June 30, 2010	As of December 31, 2009
AAA	31%	28%
AA	7	10
A	21	23
BBB	32	32
Below investment grade	8	7
Not rated	*	*

Total fixed-maturity securities	100%	100%

*	Less than 1%

For additional information, see Note 4 to the notes to our financial statements.

Due from reinsurers

	June 30, 2010	December 31, 2009	Change
	(In thousands)
Due from reinsurers—total	$3,603,532	$867,242	$2,736,290
Due from reinsurers—Canada	307,711	10,672	297,038

Due from reinsurers reflects future policy benefit reserves due from third-party reinsurers, including the Citi reinsurers. Such amounts are reported as due from reinsurers rather than offsetting future policy benefits. As a result, the effect of coinsuring 80% or 90% of our 2009 year-end in-force book significantly increased our due from reinsurers balance at June 30, 2010. The effect of foreign currency reduced Canadian due from reinsurers by $4.2 million as of June 30, 2010.

Deferred policy acquisition costs

	June 30, 2010	December 31, 2009	Change
	(In thousands)
Deferred policy acquisition costs—total	$745,322	$2,789,905	$(2,044,583)
Deferred policy acquisition costs—Canada	130,073	356,122	(226,049)

The significant reduction in deferred policy acquisition costs is primarily a result of the term life DAC balances transferred to the Citi reinsurers based on their percentage of DAC on the specific policies covered under the applicable coinsurance agreements. The effect of foreign currency reduced Canadian DAC by $1.8 million as of June 30, 2010.

Future policy benefits

	June 30, 2010	December 31, 2009	Change
	(In thousands)
Future policy benefits—total	$4,286,258	$4,197,454	$88,804
Future policy benefits—Canada	364,274	359,223	5,051

Consistent with other reinsurance transactions, the Citi reinsurance transactions did not relieve us of our direct liability to our policyholders even when the reinsurer is liable to us. As a result, these transactions had no impact on the balance of future policy benefits at June 30, 2010. The slight increase in future policy benefits relative to year-end 2009 was primarily a result of the aging of and growth in our in-force book of business. The effect of foreign currency reduced Canadian future policy benefits by $5.0 million as of June 30, 2010.

Income taxes

	June 30, 2010	December 31, 2009	Change
	(In thousands)
Income taxes	$129,776	$890,617	$(760,841)

The decrease in income taxes from December 31, 2009, was largely due to recognizing the tax effects of the transactions we executed in connection with our corporate reorganization. Income taxes were also impacted by elections we made under Section 338(h)(10) of the Internal Revenue Code which reduced our deferred tax balances. Additionally, as a result of being consolidated in Citi’s federal income tax return, prior to the closing of and in accordance with our tax separation agreement, we prepaid our estimated tax liability through March 31, 2010. The advance tax payments we made to Citi exceeded our actual tax liabilities. As a result, we reduced deferred tax assets and recorded the excess payment as a return of capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Dividends and other payments to us from our subsidiaries are our principal sources of cash. Our primary uses of funds at our holding company level are expected to include the payment of general operating expenses, the payment of dividends and the payment of principal and interest to Citi under the Citi note. In August 2010, the board of directors declared a dividend of $0.01 per share payable on September 10, 2010 to all holders of record of common stock, deferred shares, restricted common stock and RSUS as of August 25, 2010.

The liquidity requirements of our subsidiaries principally relate to the liabilities associated with their distribution and underwriting of insurance products (including the payment of claims), distribution of investment and savings products, operating expenses, income taxes and the payment of dividends. Historically, our insurance subsidiaries have used cash flow from operations associated with our in-force book of term life insurance to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from policyholder premiums and investment income earned on invested assets that support our statutory capital and reserves. We also derive cash inflows from the distribution of investment and savings products and other products. Our principal outflows relate to payments for ceded premiums and benefits and claims. The principal cash inflows from investment activities result from repayments of principal and investment income, while the principal outflows relate to purchases of fixed-maturity securities. We typically hold cash sufficient to fund operating flows, and invest any excess cash. At June 30, 2010, our cash balance was $210.5 million and was significantly lower than year-end 2009, primarily as a result of the cash distributions to Citi and other payables that were settled in April 2010.

Our distribution and underwriting of term life insurance places significant demands on our liquidity, particularly when we experience growth. We pay a substantial majority of the sales commission during the first year following the sale of a policy. Our underwriting activities also require significant cash outflows at the inception of a policy’s term. Following the Citi reinsurance transactions (without giving effect to any other factors), the cash flows from our existing in-force book of term life insurance policies were significantly lower. This has reduced our operating cash flows for the near to intermediate term; however, we anticipate that cash flows from our businesses, including our existing block of policies and our investment and savings products, will continue to provide us with sufficient liquidity to meet our operating requirements. Over the next few years, we expect our growing premium revenue base from policies issued after the Citi reinsurance transactions to increase operating cash flows.

We may seek to enhance our liquidity position through borrowings from third-party sources, sales of debt or equity securities, reserve financing or some combination of these sources. The Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” requires insurers to carry statutory reserves for term life insurance policies with long-term premium guarantees which are often significantly in excess of the reserves that insurers deem necessary to satisfy claim obligations. Accordingly, many insurance companies have sought ways to reduce their capital needs by financing these excess reserves through bank financing, reinsurance arrangements or other financing transactions. Although we have not used reserve financing in the past, we may desire to enter into these types of arrangements in future periods.

Cash Flows

Cash flows from operating activities are affected primarily by the timing of premiums received, commissions and fees received, benefits paid, commissions paid to sales representatives, administrative and selling expenses, investment income, and cash taxes. Our principal source of cash historically has been premiums received on term life insurance policies in force.

We typically generate positive cash flows from operating activities, as premiums, commissions and fees collected from our insurance and investment and savings products exceed benefits, commissions and operating expenses paid, and we invest the excess. Net cash used in financing activities primarily represents dividends paid to Citi. The components of the change in cash were as follows:

	Six months ended June 30,
	2010	2009	Change
	(In thousands)
Net cash provided by operating activities	$36,470	$345,042	$(308,572)
Net cash provided by (used in) investing activities	820,770	(172,014)	992,784
Net cash used in financing activities	(1,288,391)	(33,150)	(1,255,241)
Effect of foreign exchange rate changes on cash	16,397	6,183	10,214

(Decrease) increase in cash	$(414,754)	$146,061	$(560,815)

The decrease in cash provided by operating activities for the six months ended June 30, 2010, compared with the six months ended June 30, 2009 was primarily the result of lower net cash flows on our term life insurance business and lower net investment income, both of which were substantially impacted by the Citi reinsurance transaction and our corporate reorganization. Additionally, there was an increase in income taxes paid in connection with the Citi reinsurance transactions. These cash outflows were partially offset by an increase in cash provided by our investment and savings products due to improved sales and higher values of client accounts on which we earn fees.

The increase in cash provided by investing activities for the six months ended June 30, 2010, compared with the same period a year ago was primarily the result of increased securities sales and lower securities purchase activity as we increased our cash position in anticipation of the Transactions.

The increase in cash used in financing activities represents the cash payment of dividends paid to Citi as part of the Transactions, as well as the cash portion of the Citi dividend declared in December 2009 and paid in January 2010.

Note Payable

In April 2010, we issued to Citi a $300.0 million note as part of our corporate reorganization in which Citi transferred to us the businesses that comprise our operations. Prior to the issuance of the Citi note, we had no outstanding debt. The Citi note bears interest at an annual rate of 5.5%, payable semi-annually in arrears on January 15 and July 15, and matures March 31, 2015. Citi may participate out, assign or sell all or any portion of the note at any time.

We have the option to redeem the Citi note in whole or in part at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the holder of the Citi note has the right to require us to repurchase it at a price equal to 101% of the outstanding principal amount plus accrued and unpaid interest.

The Citi note also requires us to use our commercially reasonable efforts to arrange and consummate an offering of investment-grade debt securities, trust preferred securities, surplus notes, hybrid securities or convertible debt that generates sufficient net cash proceeds (after deducting fees and expenses) to repay the note in full at certain mutually agreeable dates, based on certain conditions.

We were in compliance with all of the covenants of the Citi note at June 30, 2010. No events of default or defaults occurred during the three months ended June 30, 2010.

As of June 30, 2010, our debt-to-capital ratio was 18.5%.

Rating Agencies

Primerica Life Insurance Company’s financial strength rating is AA- by Standard & Poor’s; A+ (Superior) by A.M. Best and A+ by Fitch.

Risk-Based Capital

The NAIC has established risk-based capital (RBC) standards for U.S. life insurers, as well as a risk-based capital model act (the RBC Model Act), that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

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

Interest rate risk

The carrying value of our invested asset portfolio, excluding policy loans and cash, as of June 30, 2010 was $2.04 billion and 98% of these investments were fixed-maturity securities. The primary market risk to our invested asset portfolio is interest rate risk associated with investments in fixed-maturity securities.

One means of assessing exposure of our fixed-maturity securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolio to decline by approximately $60.9 million, or 3.0%, based on our actual securities positions as of June 30, 2010.

Canadian currency risk

We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. For the six months ended June 30, 2010, 16% of our revenues from operations, excluding realized investment gains, were generated by our Canadian operations. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar financial statements and a weaker Canadian dollar has the opposite effect. Historically, we have not hedged this exposure, although we may elect to do so in future periods.

One means of assessing exposure to changes in Canadian currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the six months ended June 30, 2010 and 2009. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our net income before income taxes for the six months ended June 30, 2010 by approximately $5.3 million.

Equity market risk

We are exposed to equity risk on our relatively small portfolio of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the market value of our equity investments as of June 30, 2010 to decline by approximately $1.9 million.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements made by our officials and their respective subsidiaries during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” “may increase,” “may fluctuate” and similar expressions, or future conditional verbs such as “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by our management teams, are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors” in our Registration Statement on Form S-1 originally filed with the SEC on November 5, 2009, as amended through March 31, 2010.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. These risks and uncertainties include, among others:

•	our failure to attract new recruits, retain sales representatives and maintain the licensing of our sales representatives;

•	our or our sales representatives’ violation of, non-compliance with or subjection to specific laws and regulations;

•	changes to the independent contractor status of our sales representatives;

•	our failure to protect the confidentiality of client information;

•	differences between our actual experience and our expectations regarding mortality, deferred policy acquisition costs (DAC) or persistency as reflected in the pricing for our insurance policies;

•	the occurrence of a catastrophic event that causes a large number of premature deaths of our insureds;

•

the failure of our investment and savings products to remain competitive with other investment options or the loss of our relationship with companies whose mutual fund and variable annuity products we offer;

•	changes in, or non-compliance with, federal and state legislation and regulation, including the Dodd-Frank Act and other legislation that affects our insurance, securities and loan businesses;

•	failure to meet RBC standards or other minimum capital and surplus requirements;

•	a downgrade or potential downgrade in our insurance subsidiaries’ financial strength ratings;

•	the effects of credit deterioration and interest rate fluctuations on our invested asset portfolio;

•	incorrectly valuing our investments;

•	inadequate or unaffordable reinsurance or the failure of our reinsurers, including Citi, to perform their obligations;

•	a proposed change in accounting for DAC of insurance entities;

•	the continuation of the effects of the recent economic crisis and stringent lending credit policies;

•	new loan licensing requirements for our sales representatives;

•	a discontinuation of custodial or recordkeeping services;

•	inadequate policies and procedures regarding suitability review of client transactions;

•	failure or challenge of our sales force’s support tools;

•	the inability of our subsidiaries to pay dividends or make distributions;

•	our ability to generate a sufficient amount of capital;

•	fluctuations in Canadian currency exchange rates;

•	our non-compliance with the covenants of the Citi note;

•	legal and regulatory investigations and actions concerning us or our sales representatives;

•	the competitive environment;

•	the loss of key personnel;

•	the failure of our information technology systems, breach of our security or failure of our business continuity plan;

•	conflicts of interests due to Citi’s significant interest in us, Warburg Pincus’ significant interest in us and the limited liability of our directors and officers for breach of fiduciary duty;

•	engagement by Citi in the same type of businesses that we conduct;

•	arrangements with Citi that may not be sustained at the same level as when we were controlled by Citi;

•	historical combined and pro forma financial data may not be reliable indicator of future results;

•	incremental costs as a stand-alone public company, including with respect to internal controls over financial reporting; and

•	substantial fluctuation in the price of our common stock or the future sale of our common stock or the perception that such a sale could occur.

Developments in any of these areas could cause actual results to differ materially from those anticipated or projected or cause a significant reduction in the market price of our common stock.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved from time to time in litigation in the normal course of business. It is management’s opinion, after consultation with counsel and a review of the facts, that the ultimate liability, if any, arising from such known contingencies is not expected to have a material adverse effect on our financial position and results of operations.

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

If heightened standards of conduct or licensing requirements are imposed on us or our sales representatives or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

Our sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer, and our U.S. sales representatives are currently subject to general anti-fraud limitations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission (“SEC”) rules and regulations, as well as other conduct standards prescribed by Financial Industry Regulatory Authority (“FINRA”). These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was recently signed into law, directs the SEC to conduct a study to evaluate the effectiveness of legal standards of care for those that provide personalized investment advice regarding securities to retail customers and gives the SEC the power to impose on broker-dealers a standard of care (fiduciary duty) that is currently applicable only to investment advisers. The Dodd-Frank Act also permits the SEC to prohibit or impose limitations on the use of mandatory pre-dispute arbitration provisions in customer agreements. Additionally, the SEC recently introduced a proposal to restructure and limit the payment of 12b-1 (distribution) fees by mutual fund and variable annuity issuers to selling broker-dealers. If our broker-dealer or our sales representatives become subject to new requirements or regulations, it could result in increased litigation, regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives or a reduction in the products we offer to our clients or the profits we earn, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the reorganization described in our Registration Statement on Form S-1 (Registration No. 333-162918), initially filed with the Securities and Exchange Commission on November 5, 2009, as last amended on March 31, 2010, and in connection with our initial public offering, on April 1, 2010, Primerica, Inc. issued 74,999,900 shares of common stock, warrants to purchase 4,103,110 shares of common stock and a note in the aggregate principal amount of $300.0 million to an affiliate of Citigroup Inc. in exchange for the capital stock of the businesses comprising our life insurance and financial product distribution businesses operated by our predecessor prior to the reorganization. Such transactions were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The warrant is exercisable for up to seven years at an exercise price of $18.00 per share.

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

Exhibit Number	Description

2.1	Securities Purchase Agreement dated February 8, 2010, by and among Citigroup Insurance Holding Corporation, Primerica, Inc., Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. (Incorporated by reference to Exhibit 2.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-1204330)).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-1204330)).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-1204330)).

4.1	Warrant to purchase 3,975,914 shares of common stock dated as of April 15, 2010 (Incorporated by reference to Exhibit 4.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-1204330)).

4.2	Warrant to purchase 127,196 shares of common stock dated as of April 15, 2010 (Incorporated by reference to Exhibit 4.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-1204330)).

4.3	Note Agreement dated April 1, 2010 between the Registrant, the Guarantors named therein and Citigroup Insurance Holding Corporation (Incorporated by reference to Exhibit 4.3 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-1204330)).

4.4	Note of the Registrant in favor of Citigroup Insurance Holding Company dated as of April 1, 2010 (Incorporated by reference to Exhibit 4.4 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-1204330)).

10.1	Intercompany Agreement dated as of April 7, 2010 by and between the Registrant and Citigroup Inc. (Incorporated by reference to Exhibit 10.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-1204330)).

10.2	Transition Services Agreement dated as of April 7, 2010 by and between the Registrant and Citigroup Inc. (Incorporated by reference to Exhibit 10.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-1204330)).

Exhibit Number	Description

10.3	Long-Term Services Agreement dated as of April 7, 2010 by and between CitiLife Financial Limited and Primerica Life Insurance Company (Incorporated by reference to Exhibit 10.4 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-1204330)).

10.4	Common Stock Exchange Agreement dated as of April 15, 2010 among the Registrant, Warburg Pincus LLC and Warburg Pincus & Co. (Incorporated by reference to Exhibit 10.39 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-1204330)).

10.5	Registration Rights Agreement dated as of April 7, 2010 by and among Citigroup Insurance Holding Corporation, Warburg Pincus Private Equity X, L.P., Warburg Pincus X Partners, L.P. and the Registrant (Incorporated by reference to Exhibit 10.40 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-1204330)).

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison Rand, Executive Vice President and Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer, John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

August 13, 2010	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)