Form 10-Q
period 2010-09-30
Primerica, Inc.
filed 2010-11-12
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of November 4, 2010
Common Stock, $.01 Par Value	72,841,978 shares

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PRIMERICA, INC.

Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
	(In thousands)
Assets

Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,953,907 in 2010 and $6,138,058 in 2009)	$2,137,762	$6,378,179
Equity securities available for sale, at fair value (cost: $16,460 in 2010 and $45,937 in 2009)	21,483	49,326
Trading securities, at fair value (cost: $23,729 in 2010 and $18,387 in 2009)	24,002	16,996
Policy loans and other invested assets	26,122	26,947

Total investments	2,209,369	6,471,448
Cash and cash equivalents	74,759	625,260
Accrued investment income	24,033	71,382
Premiums and other receivables	194,937	169,225
Due from reinsurers	3,668,585	867,242
Due from affiliates	—	1,915
Deferred policy acquisition costs	798,335	2,789,905
Intangible assets	76,241	78,895
Other assets	106,541	59,167
Separate account assets	2,301,896	2,093,342

Total assets	$9,454,696	$13,227,781

Liabilities and Stockholders’ Equity

Liabilities:
Future policy benefits	$4,349,375	$4,197,454
Unearned premiums	4,765	3,185
Policy claims and other benefits payable	235,897	218,390
Other policyholders’ funds	368,385	382,768
Note payable	300,000	—
Income taxes	127,732	890,617
Due to affiliates	—	202,507
Other liabilities	370,332	295,745
Separate account liabilities	2,301,896	2,093,342

Total liabilities	8,058,382	8,284,008

Stockholders’ equity:
Common stock of $.01 par value. Authorized 500,000 in 2010 and issued 72,727 in 2010	727	—
Paid-in capital	882,676	1,124,096
Retained earnings	342,920	3,648,801
Accumulated other comprehensive income, net of income tax expense of $(93,137) in 2010 and $(94,043) in 2009	169,991	170,876

Total stockholders’ equity	1,396,314	4,943,773

Total liabilities and stockholders’ equity	$9,454,696	$13,227,781

See accompanying notes to financial statements.

PRIMERICA, INC.

Statements of Income - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010		2009
	(In thousands)
Revenues:
Direct premiums	$547,444	$531,713	$1,632,744		$1,577,364
Ceded premiums	(437,054)	(154,725)	(1,032,386)		(450,736)

Net premiums	110,390	376,988	600,358		1,126,628
Net investment income	27,855	88,736	138,423		260,876
Commissions and fees	89,737	84,279	274,652		246,685
Realized investment gains (losses), including other-than-temporary impairment losses	1,015	(11,212)	32,445		(31,473)
Other, net	12,239	12,585	36,598		39,083

Total revenues	241,236	551,376	1,082,476		1,641,799

Benefits and expenses:
Benefits and claims	49,811	154,631	265,670		451,825
Amortization of deferred policy acquisition costs	23,844	88,736	138,499		269,785
Insurance commissions	5,099	6,384	15,701		27,399
Insurance expenses	11,999	39,480	59,616		115,771
Sales commissions	42,264	40,177	129,657		120,755
Interest expense	6,968	—	13,896		—
Other operating expenses	39,372	34,093	140,817		95,280

Total benefits and expenses	179,357	363,501	763,856		1,080,815

Income before income taxes	61,879	187,875	318,620		560,984
Income taxes	22,284	64,044	113,731		192,476

Net income	$39,595	$123,831	$204,889		$368,508

Earnings per share:
Basic	$.53		$2.73	(1)

Diluted	$.52		$2.70	(1)

Weighted-average shares used in computing earnings per share:
Basic	72,259		72,052	(1)

Diluted	72,919		72,833	(1)

(1)Pro forma basis using weighted-average shares during the period following our corporate reorganization on April 1, 2010

Supplemental disclosures:
Total impairment losses	$(268)	$(21,087)	$(12,637)		$(81,355)
Impairment losses recognized in other comprehensive income before income taxes	—	2,223	553		27,640

Net impairment losses recognized in earnings	(268)	(18,864)	(12,084)		(53,715)
Other net realized investment gains	1,283	7,652	44,529		22,242

Realized investment gains (losses), including other-than-temporary impairment losses	$1,015	$(11,212)	$32,445		$(31,473)

See accompanying notes to financial statements.

PRIMERICA, INC.

Statements of Stockholders’ Equity - Unaudited

	Nine months ended September 30,
	2010	2009
	(In thousands)
Common stock:
Balance, beginning of period	$—	$—
Issuance of common stock to Citigroup Inc.	750	—
Treasury stock retired	(23)	—

Balance, end of period	727	—

Paid-in capital:
Balance, beginning of period	1,124,096	1,095,062
Net capital contributed from Citigroup Inc.	172,806	10,347
Net issuance of common stock to Citigroup Inc.	(727)	—
Issuance of warrants to Citigroup Inc.	18,464	—
Issuance of note payable to Citigroup Inc.	(300,000)	—
Tax election under Section 338(h)(10) of the Internal Revenue Code	(171,339)	—
Share-based compensation	39,376	(7,566)

Balance, end of period	882,676	1,097,843

Retained earnings:
Balance, beginning of period	3,648,801	3,340,841
Adoption of FSP SFAS No. 115-2 (included in ASC 320), net of income tax expense of $(3,929)	—	7,298
Net income	204,889	368,508
Distribution of warrants to Citigroup Inc.	(18,464)	—
Distributions to Citigroup Inc.	(3,491,556)	(32,950)
Dividends to stockholders	(750)	—

Balance, end of period	342,920	3,683,697

Treasury stock:
Balance, beginning of period	—	—
Treasury stock acquired	(75,400)	—
Treasury stock issued, at cost	41,056	—
Treasury stock retired	34,344	—

Balance, end of period	—	—

Accumulated other comprehensive income:
Balance, beginning of period	170,876	(323,917)
Adoption of FSP SFAS No. 115-2 (included in ASC 320), net of income tax benefit of $3,929	—	(7,298)
Change in foreign currency translation adjustment, net of income tax expense of $(4,630) in 2010 and $(20,967) in 2009	11,034	41,840
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment (losses) gains not other-than-temporarily impaired, net of income tax benefit (expense) of $12,510 in 2010 and $(233,024) in 2009	(25,156)	449,809
Change in net unrealized investment gains (losses) other-than-temporarily impaired, net of income tax (expense) benefit of $(6,973) in 2010 and $5,745 in 2009	13,237	(10,668)

Balance, end of period	169,991	149,766

Total stockholders’ equity	$1,396,314	$4,931,306

See accompanying notes to financial statements.

PRIMERICA, INC.

Statements of Other Comprehensive Income - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$39,595	$123,831	$204,889	$368,508
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains on investment securities	39,371	299,427	147,239	628,302
Reclassification adjustment for unrealized holding (gains) on investment securities transferred (see Note 2)	—	—	(132,688)	—
Reclassification adjustment for realized investment (gains) losses included in net income	(911)	9,715	(32,009)	30,820
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains	3,640	37,027	15,665	62,807

Total other comprehensive income (loss) before income taxes	42,100	346,169	(1,793)	721,929

Income tax (expense) benefit related to items of other comprehensive income (loss)	(14,196)	(121,158)	908	(248,247)

Other comprehensive income (loss), net of income tax (expense) benefit	27,904	225,011	(885)	473,682

Total comprehensive income	$67,499	$348,842	$204,004	$842,190

See accompanying notes to financial statements.

PRIMERICA, INC.

Statements of Cash Flows - Unaudited

	Nine months ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$204,889	$368,508
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Increase in future policy benefits	67,438	77,297
Increase in other policy benefits	4,704	44,776
Deferral of policy acquisition costs	(228,620)	(295,057)
Amortization of deferred policy acquisition costs	138,499	269,785
Change in income taxes	(22,795)	57,903
Realized investment (gains) losses, including other-than-temporary impairments	(32,445)	31,473
Accretion and amortization of investments, net	(1,735)	(6,568)
Income recognized on equity method investments	(545)	(3,021)
Depreciation and amortization	7,411	7,910
Change in due from reinsurers	(26,617)	6,828
Change in due to/from affiliates	(44,012)	19,733
Increase in premiums and other receivables	(33,010)	(14,808)
Trading securities sold	14,507	10,973
Trading securities acquired	(21,537)	(18,471)
Share-based compensation	30,214	(7,566)
Other, net	(57,598)	(11,342)

Net cash (used in) provided by operating activities	(1,252)	538,353

Cash flows from investing activities:
Available-for sale investments sold, matured or called:
Fixed-maturity securities - sold	979,710	591,132
Fixed-maturity securities - matured or called	414,262	740,198
Equity securities	35,471	1
Available-for-sale investments acquired:
Fixed-maturity securities	(702,460)	(1,543,368)
Equity securities	(5,525)	(886)
Change in policy loans and other invested assets	826	(61)
Purchases of furniture and equipment, net	(6,577)	(3,313)

Net cash provided by (used in) investing activities	715,707	(216,297)

Cash flows from financing activities:
Net distributions to Citigroup Inc.	(1,288,391)	(38,450)
Dividends to stockholders	(750)	—

Net cash used in financing activities	(1,289,141)	(38,450)
Effect of foreign exchange rate changes on cash	24,185	(5,844)

(Decrease) increase in cash	(550,501)	277,762
Cash and cash equivalents, beginning of period	625,260	302,354

Cash and cash equivalents, end of period	$74,759	$580,116

Supplemental disclosures of cash flow information:
Income taxes paid	$223,983	$164,014
Interest paid	10,850	(12)
Impairment losses included in realized gains (losses) on sale of investments	12,084	53,715

Non-cash financing activities:
Share-based compensation	$39,376	$(7,566)
Net (distributions to) contributions from Citigroup Inc.	(2,030,359)	15,847

See accompanying notes to financial statements.

PRIMERICA, INC.

Notes to Financial Statements—Unaudited

(1) Summary of Significant Accounting Policies

Description of Business: Primerica, Inc. (the Parent Company) together with its subsidiaries (collectively, the Company) is a leading distributor of financial products to middle income households in North America. The Company assists its clients in meeting their needs for term life insurance, which it underwrites, and mutual funds, variable annuities and other financial products, which it distributes primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc., a general agency and marketing company; Primerica Life Insurance Company (Primerica Life), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (Primerica Life Canada); and PFS Investments, Inc., an investment products company and broker-dealer. Primerica Life, domiciled in Massachusetts, owns a New York life insurance company, National Benefit Life Insurance Company (NBLIC). Each of these entities was indirectly wholly owned by Citigroup Inc. (together with its non-Primerica affiliates, Citi) through March 31, 2010.

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

The accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2010 and December 31, 2009, and the statements of income and other comprehensive income for the three and nine months ended September 30, 2010 and 2009, and the statements of stockholders’ equity and cash flows for the nine months ended September 30, 2010, and 2009. Results of operations for interim periods are not necessarily indicative of results for the entire year and, due to the transactions effected in connection with the Offering, are not necessarily indicative of the results to be expected in future periods.

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

Earnings Per Share (EPS): Primerica has outstanding common stock, warrants, and equity awards. Both the vested and unvested equity awards maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. These equity awards are deemed participating securities for purposes of calculating EPS.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010 (1)
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$39,595	$204,889
Income attributable to unvested participating securities	(1,540)	(8,305)

Net income used in calculating basic EPS	$38,055	$196,584

Denominator:
Weighted-average shares	72,259	72,052

Basic EPS	$.53	$2.73

Diluted EPS:
Numerator:
Net income	$39,595	$204,889
Income attributable to unvested participating securities	(1,527)	(8,219)

Net income used in calculating diluted EPS	$38,068	$196,670

Denominator:
Weighted-average shares	72,919	72,833

Diluted EPS	$.52	$2.70

(1)	Pro forma basis using weighted-average shares during the period following our corporate reorganization on April 1, 2010

New Accounting Principles

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. The update clarifies guidance on accounting for embedded derivatives to reduce the breadth of the scope exception for bifurcating and separately accounting for certain embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. We adopted the update as of July 2010. The update did not impact our financial position or results of operations.

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

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, now authoritative under ASC 860 (ASC 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), now authoritative under ASC 810 (ASC 810). ASC 860 eliminates the concept of Qualifying Special Purpose Entities (QSPEs), changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. ASC 810 details three key changes to the consolidation model. First, former QSPEs are now included in the scope of ASC 810. In addition, the FASB has changed the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has “power” combined with potentially significant benefits or losses, instead of the previous quantitative risks and rewards model. The entity that has power has the ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Finally, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The previous rules required reconsideration of the primary beneficiary only when specified reconsideration events occurred. We adopted both standards on January 1, 2010. The adoption of this guidance has not required consolidation of any variable interest entities and did not impact our financial position or results of operations.

Recent accounting guidance not discussed above is not applicable, is immaterial to our financial statements, or did not have an impact on our business. For additional information on new accounting principles and their impact, if any, on our financial position or results of operations, see Note 1 to our Combined Financial Statements for the year ended December 31, 2009 included in our Registration Statement on Form S-1, originally filed with the SEC on November 5, 2009, as amended through March 31, 2010.

Future Application of Accounting Principles

Accounting for Deferred Policy Acquisition Costs

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26). The update revises the definition of deferred policy acquisition costs to reflect incremental costs directly related to the successful acquisition of new and renewed insurance contracts. The update creates a more limited definition than the current guidance, which defines deferred policy acquisition costs as those that vary with, and primarily relate to, the acquisition of insurance contracts. The revised definition increases the portion of acquisition costs being expensed as incurred rather than deferred and amortized over the lives of the underlying policies. The update allows either prospective or retrospective adoption and is required to be adopted for our fiscal year beginning January 1, 2012. We expect implementation of this update to accelerate the recognition of expenses associated with acquiring new and renewed life insurance policies.

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

(2) Corporate Reorganization

We were incorporated in Delaware in October 2009 by Citi to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citi. These businesses, which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citi, were transferred to us on April 1, 2010. In conjunction with our reorganization, we issued to a wholly owned subsidiary of Citi (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citi in the Offering completed in April 2010; 16,412,440 shares of common stock were subsequently sold by Citi in April 2010 to certain private equity funds managed by Warburg Pincus LLC (Warburg Pincus) (the private sale); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with the Offering), (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were subsequently transferred by Citi to Warburg Pincus pursuant to the private sale), and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the Citi note). Prior to our corporate reorganization, we had no material assets or liabilities. Upon completion of the corporate reorganization, we became a holding company with our primary asset being the capital stock of our operating subsidiaries and our primary liability being the Citi note.

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

A fourth coinsurance agreement relates to a 10% reinsurance transaction that includes an experience refund provision. This agreement does not satisfy GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our balance sheet for assets backing the economic reserves. The deposit assets held in support of this agreement were $50.7 million at September 30, 2010, with no associated liability. We will make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The effective yield, which represents the market return on these deposit assets, is reflected in net investment income in our statement of income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. We will pay Prime Re a 3% finance charge for any statutory reserves required above the economic reserves. This finance charge is reflected in interest expense in our statements of income.

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

We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to the distribution of non-core products, including loans, various insurance products other than core term life insurance products, and prepaid legal services. With the exception of certain life and disability insurance products, which we underwrite, these products are distributed pursuant to distribution arrangements with third parties.

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

	September 30, 2010	December 31, 2009
	(In thousands)
Assets:
Term life insurance segment	$5,665,961	$9,016,674
Investment and savings products segment	2,459,057	2,192,583
Corporate and other distributed products segment	1,329,678	2,018,524

Total assets	$9,454,696	$13,227,781

The significant decline in assets held in the Term Life Insurance and Corporate and Other Distributed Products segments was primarily driven by the reinsurance and reorganization transactions discussed in Note 2.

The Investment and Savings Products segment also includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Product segment assets were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Investment and savings products segment, excluding separate accounts	$158,506	$100,618

Although we do not view our business in terms of geographic segmentation, details on our Canadian businesses’ percentage of total assets were as follows:

	September 30, 2010	December 31, 2009
Canadian assets as a percent of total assets	31%	23%
Canadian assets as a percent of total assets, excluding separate accounts	9%	9%

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Term life insurance segment	$115,933	$437,112	$671,500	$1,304,889
Investment and savings products segment	83,874	75,412	258,785	217,186
Corporate and other distributed products segment	41,429	38,852	152,191	119,724

Total revenues	$241,236	$551,376	$1,082,476	$1,641,799

Income (loss) before income taxes:
Term life insurance segment	$42,582	$168,605	$247,044	$502,620
Investment and savings products segment	26,578	26,221	78,760	67,309
Corporate and other distributed products segment	(7,281)	(6,951)	(7,184)	(8,945)

Total income before income taxes	$61,879	$187,875	$318,620	$560,984

Details on the contribution to results of operations by our Canadian businesses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Canadian revenues as a percent of total revenues	17%	14%	16%	13%
Canadian income before income taxes as a percent of total income before income taxes	26%	16%	22%	16%

The increase in the percentages of Canadian income before income taxes for the three months ended September 30, 2010 was primarily a result of lower U.S. income before income taxes due to amortization of the IPO-related equity awards, interest expense on the Citi note and 401(k) expense. The increase in the percentages of Canadian income before income taxes for the nine months ended September 30, 2010 was primarily a result of lower U.S. income before income taxes due to the expense associated with the IPO-related equity awards, interest expense on the Citi note and 401(k) expense.

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

	September 30, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$21,619	$949	$(9)	$22,559
Foreign government	81,459	13,583	—	95,042
States and political subdivisions	14,884	1,263	—	16,147
Corporates	1,270,408	139,129	(1,754)	1,407,783
Mortgage- and asset-backed securities	565,537	34,631	(3,937)	596,231

Total fixed-maturity securities	1,953,907	189,555	(5,700)	2,137,762
Equity securities	16,460	5,076	(53)	21,483

Total fixed-maturity and equity securities	$1,970,367	$194,631	$(5,753)	$2,159,245

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$18,452	$397	$(362)	$18,487
Foreign government	351,167	39,868	(604)	390,431
States and political subdivisions	35,591	1,044	(597)	36,038
Corporates	3,913,566	247,933	(43,852)	4,117,647
Mortgage- and asset-backed securities	1,819,282	65,675	(69,381)	1,815,576

Total fixed-maturity securities	6,138,058	354,917	(114,796)	6,378,179
Equity securities	45,937	4,111	(722)	49,326

Total fixed-maturity and equity securities	$6,183,995	$359,028	$(115,518)	$6,427,505

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

As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Fair value of investments on deposit with governmental authorities	$19,234	$18,573

The Company participates in securities lending with broker-dealers and other financial institutions. The Company requires, at the initiation of the agreement, minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. The Company does not have the right to sell or pledge this collateral and it is not recorded on the accompanying balance sheets. Investments held as collateral with a third party were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Securities lending collateral, at fair value	$208,838	$511,820

We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of these securities was as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Fixed-maturity securities classified as trading, carried at fair value	$24,002	$16,996

Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Fixed-maturity and equity security investments with cost basis in excess of fair value	$155,730	$1,522,454

The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2010
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
Fixed-maturity securities:
U.S. government and agencies	$2,642	$(9)	1	$—	$—	—
Corporates	58,805	(861)	54	17,368	(893)	35
Mortgage- and asset-backed securities	34,985	(1,709)	26	35,932	(2,228)	30

Total fixed-maturity securities	96,432	(2,579)		53,300	(3,121)
Equity securities	214	(47)	11	30	(7)	2

Total fixed-maturity and equity securities	$96,646	$(2,626)		$53,330	$(3,128)

	December 31, 2009
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
Fixed-maturity securities:
U.S. government and agencies	$7,612	$(104)	3	$4,844	$(258)	2
Foreign government	30,441	(341)	30	7,156	(263)	4
States and political subdivisions	15,668	(579)	7	548	(18)	1
Corporates	347,007	(6,340)	185	471,130	(37,512)	298
Mortgage- and asset-backed securities	132,369	(1,735)	50	377,035	(67,646)	199

Total fixed-maturity securities	533,097	(9,099)		860,713	(105,697)
Equity securities	10,947	(492)	18	2,179	(230)	17

Total fixed-maturity and equity securities	$544,044	$(9,591)		$862,892	$(105,927)

Gross unrealized losses as a percentage of the fair value of total invested assets were less than 1% at September 30, 2010, compared with approximately 2% at December 31, 2009. The decline in the percentage from year-end 2009 was primarily a result of the strong market value gains that our invested asset portfolio has experienced in 2010 as interest rates and spreads continue to decline.

The percentages of fixed-maturity securities in a gross unrealized loss position that are investment grade, by length of time, were as follows:

	September 30, 2010	December 31, 2009
Fixed-maturity securities in a gross unrealized loss position for less than 12 months that are investment grade	84%	94%
Fixed-maturity securities in a gross unrealized loss position for 12 months or longer that are investment grade	64%	83%

The decline in the percentages of investment-grade fixed-maturity securities in an unrealized loss position was primarily a result of the change in the composition of our invested asset portfolio as a result of our corporate reorganization as well as increased market values as interest rates and spreads declined during 2010.

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at September 30, 2010 follows.

	Cost or amortized cost	Fair value
	(In thousands)
Due in one year or less	$176,852	$180,797
Due after one year through five years	669,103	731,795
Due after five years through 10 years	496,075	577,230
Due after 10 years	46,340	51,709

	1,388,370	1,541,531
Mortgage- and asset-backed securities	565,537	596,231

Total fixed-maturity securities	$1,953,907	$2,137,762

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

The net effect on stockholders’ equity of unrealized gains and losses from investment securities was as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than-temporary impairments	$188,878	$243,510
Less foreign currency translation adjustment	(6,119)	(43,533)
Other-than-temporary impairments	4,435	24,800

Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	187,194	224,777
Less deferred income taxes	(66,245)	(78,672)

Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$120,949	$146,105

Investment Income

The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Fixed-maturity securities	$28,350	$89,374	$139,960	$261,968
Equity securities	189	1,779	1,591	4,865
Policy loans and other invested assets	326	86	1,041	907
Cash and cash equivalents	103	625	489	2,494
Effective yield on deposit asset underlying 10% reinsurance agreement	624	—	2,175	—

Gross investment income	29,592	91,864	145,256	270,234
Investment expenses	(1,737)	(3,128)	(6,833)	(9,358)

Net investment income	$27,855	$88,736	$138,423	$260,876

Trading portfolio gains included in net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Trading portfolio gains included in net investment income	$127	$583	$403	$1,432

Trading portfolio gains included in net investment income from fixed-maturity securities still owned were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Trading portfolio gains from fixed-maturity securities still owned	$50	$442	$84	$1,018

We use the specific-identification method to determine the realized gains or losses from securities transactions. The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Gross realized investment gains (losses):
Gains from sales	$1,486	$9,464	$46,312	$26,402
Losses from sales	(307)	(315)	(2,219)	(3,507)
Other-than-temporary impairments	(268)	(18,864)	(12,084)	(53,715)
Gains (losses) from derivatives	104	(1,497)	436	(653)

Net realized investment gains (losses)	$1,015	$(11,212)	$32,445	$(31,473)

Gross realized investment gains (losses) reclassified from accumulated other comprehensive income	$911	$(9,715)	$32,009	$(30,820)

Proceeds from sales or other redemptions	$150,427	$417,996	$1,429,443	$1,331,331

Other-Than-Temporary Impairment

We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible other-than-temporary impairment (OTTI). An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an unrealized loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issuer, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity.

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

•	Analysis of residential mortgage-backed bonds based on loss projections provided by models compared to current credit enhancement levels;

•	Analysis of our other investments, as required based on the type of investment; and

•	Analysis of downward credit migrations that occurred during the quarter.

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	September 30, 2010		December 31, 2009
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$872	$2,182	$5,807	$9,807

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Impairments on fixed-maturity securities in default	$21	$10,036	$21	$15,280
Impairments on fixed-maturity securities not in default	136	8,828	11,799	37,081
Impairments on equity securities	111	—	264	1,354

Net impairment losses recognized in earnings	$268	$18,864	$12,084	$53,715

The bonds noted above were considered to be other-than-temporarily impaired due to adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; and analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default.

Additionally, various mortgage- and asset-backed securities were impaired due to changes in expected cash flows for the underlying collateral loans. The changes were driven primarily by revised forecasts using updated assumptions for delinquency rates, default rates, prepayment rates, loss severities and remaining credit subordination. These revisions were factored into updated cash flow projections where applicable using either publicly available or proprietary models. Regardless of their default status, individual securities were impaired if updated cash flow projections indicated an adverse change. Due to deterioration across the forecasted assumptions for these securities, we recognized a charge against net income for impairments on mortgage- and asset-backed securities. These impairment charges are included in the losses discussed above and were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Impairments on mortgage- and asset-backed securities	$20	$446	$5,866	$6,257

As of September 30, 2010, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability to hold these investments until a market price recovery or maturity as well as no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.

The year-to-date roll-forward of the credit-related losses recognized in income for all securities still held at September 30, 2010 follows:

	Cumulative OTTI credit-related losses recognized in income for available-for-sale securities
	January 1, 2010 cumulative OTTI credit losses recognized for securities still held	Additions for OTTI securities where no credit losses were recognized prior to January 1, 2010	Additions for OTTI securities where credit losses have been recognized prior to January 1, 2010	Reductions due to sales of credit impaired securities (1)	September 30, 2010 cumulative OTTI credit losses recognized for securities still held
	(In thousands)
Corporates	$82,413	$4,429	$656	$(59,107)	$28,391
Mortgage- and asset-backed securities	16,115	5,415	1,322	(9,824)	13,028

Total	$98,528	$9,844	$1,978	$(68,931)	$41,419

(1)	Included in these reductions are transfers of securities effected in conjunction with our corporate reorganization.

Fair Value

Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. All invested assets carried at fair value are classified and disclosed in one of the following three categories:

•Level 1. Quoted prices for identical instruments in active markets. Level 1 primarily consists of financial instruments whose value is based on quoted market prices in active markets, such as exchange-traded common stocks and actively traded mutual fund investments.

•Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; certain mortgage- and asset-backed securities and certain non-exchange-traded derivatives, such as currency swaps and forwards.

•Level 3. Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 is comprised of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid fixed-maturity corporate securities.

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

The estimated fair value and hierarchy classifications were as follows:

	September 30, 2010
	Level 1	Level 2	Level 3	Fair value
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$22,559	$—	$22,559
Foreign government	—	95,042	—	95,042
States and political subdivisions	—	16,147	—	16,147
Corporates	—	1,389,751	18,032	1,407,783
Mortgage- and asset-backed securities	—	592,869	3,362	596,231

Total fixed-maturity securities	—	2,116,368	21,394	2,137,762
Equity securities	16,794	2,025	2,664	21,483
Trading securities	—	24,002	—	24,002
Separate accounts	—	2,301,896	—	2,301,896

Total fair value assets	$16,794	$4,444,291	$24,058	$4,485,143

Fair value liabilities:
Currency swaps and forwards	$—	$2,730	$—	$2,730
Separate accounts	—	2,301,896	—	2,301,896

Total fair value liabilities	$—	$2,304,626	$—	$2,304,626

	December 31, 2009
	Level 1	Level 2	Level 3	Fair value
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$18,487	$—	$18,487
Foreign government	—	390,431	—	390,431
States and political subdivisions	—	36,038	—	36,038
Corporates	—	4,097,202	20,445	4,117,647
Mortgage- and asset-backed securities	—	1,066,966	748,610	1,815,576

Total fixed-maturity securities	—	5,609,124	769,055	6,378,179
Equity securities	15,575	31,535	2,216	49,326
Trading securities	—	16,996	—	16,996
Separate accounts	—	2,093,342	—	2,093,342

Total fair value assets	$15,575	$7,750,997	$771,271	$8,537,843

Fair value liabilities:
Currency swaps and forwards	$—	$2,707	$—	$2,707
Separate accounts	—	2,093,342	—	2,093,342

Total fair value liabilities	$—	$2,096,049	$—	$2,096,049

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

The year-to-date roll forward of the Level 3 asset category was as follows:

	Nine months ended September 30,
	2010	2009
	(In thousands)
Level 3 assets, beginning of period	$771,271	$739,409
Net unrealized (losses) gains through other comprehensive income	(1,891)	19,613
Net realized losses through realized investment gains (losses), including OTTI	(145)	—
Purchases	7,573	7,726
Sales	(36,932)	(2,115)
Transfers into level 3	41,518	2,207
Transfers out of level 3	(234,964)	—
Transfers due to funding of reinsurance transactions	(522,372)	—

Level 3 assets, end of period	$24,058	$766,840

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. Invested assets included in the transfer from Level 3 to Level 2 were primarily non-agency mortgage-backed securities. Invested assets included in the transfer from Level 2 to Level 3 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data. There were no significant transfers between Level 1 and Level 2 or between Level 1 and Level 3 as of September 30, 2010.

Fair Value Option

The fair value of equity securities selected for fair value accounting was as follows:

	Nine months ended September 30,
	2010	2009
	(In thousands)
Fair value, beginning of period	$7,693	$4,579
Fair value, end of period	—	6,508

In connection with our corporate reorganization, in the first quarter of 2010 we transferred to Citi or sold to third parties all of the securities that had previously been accounted for using the fair value option. Fair value gains included in net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Fair value gain included in net investment income	$—	$704	$667	$1,923

Derivatives

We use foreign currency swaps to reduce our foreign exchange risk due to exposure to foreign exchange rates that results from direct foreign currency investments. We also use forward contracts on an ongoing basis to reduce our exposure to foreign exchange rates that result from direct foreign currency investments.

	September 30, 2010	December 31, 2009
	(In thousands)
Aggregate notional balance of derivatives	$5,878	$21,689
Aggregate fair value of derivatives	2,730	2,707

The change in fair value of these derivatives, as included in realized investment gains (losses) was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Change in fair value of derivatives	$104	$(1,497)	$436	$(653)

We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Deferred loss related to closed forward contracts	$26,385	$26,385

(5) Financial Instruments

The carrying values and estimated fair values of our financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$2,137,762	$2,137,762	$6,378,179	$6,378,179
Equity securities	21,483	21,483	49,326	49,326
Trading securities	24,002	24,002	16,996	16,996
Policy loans and other invested assets	26,122	26,122	26,947	26,947
Deposit asset underlying 10% reinsurance agreement	50,727	50,727	—	—
Separate accounts	2,301,896	2,301,896	2,093,342	2,093,342

Liabilities:
Note payable	$300,000	$323,357	$—	$—
Currency swaps and forwards	2,730	2,730	2,707	2,707
Separate accounts	2,301,896	2,301,896	2,093,342	2,093,342

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

(6) Reinsurance

Reinsurance ceded arrangements do not relieve the Company of its primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers. Details on in-force life insurance follow:

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Direct life insurance in force	$659,981	$654,153
Amounts ceded to other companies	(600,778)	(421,603)

Net life insurance in force	$59,203	$232,550

Percentage of reinsured life insurance in force	91.0%	64.5%

The significant increase in amounts ceded to other companies resulted from the Citi reinsurance transactions we executed in connection with our corporate reorganization (see Note 2). Three of the Citi coinsurance agreements satisfy GAAP risk transfer rules. Under these agreements, we ceded between 80% and 90% of our term life future policy benefit reserves, and we transferred a corresponding amount of assets to the Citi reinsurers. These transactions did not impact our future policy benefit reserves. As such, we recorded an asset in due from reinsurers for the same amount of risk transferred. Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and ratings by reinsurer were as follows:

	September 30, 2010		December 31, 2009
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In millions)
Prime Reinsurance Company (1)	$2,317.1	NR	$—	—
Financial Reassurance Company 2010, Ltd. (1)	312.9	NR	—	—
Swiss Re Life & Health America Inc.	168.6	A	182.8	A
American Health and Life Insurance Company (1)	154.3	A	—	—
SCOR Global Life Reinsurance Companies	152.4	A	149.8	A-
Generali USA Life Reassurance Company	116.2	A	117.1	A
Transamerica Reinsurance Companies	107.4	A+	100.9	A
Munich American Reassurance Company	88.6	A+	84.3	A+
RGA Reinsurance Company	82.3	A+	73.4	A+
Scottish Re Companies	53.9	E	51.2	E
All other reinsurers	114.9	—	107.7	—

Due from reinsurers	$3,668.6		$867.2

(1)	Amounts shown are net of their share of the reinsurance recoverable from other reinsurers.

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

A fourth coinsurance agreement relates to a 10% reinsurance transaction that includes an experience refund provision. This agreement does not satisfy GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our balance sheet for assets backing the economic reserves. The deposit assets held in support of this agreement were $50.7 million at September 30, 2010, with no associated liability. We will make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The effective yield, which represents the market return on these deposit assets, is reflected in net investment income in our statement of income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. We will pay Prime Re a 3% finance charge for any statutory reserves required above the economic reserves. This finance charge is reflected in interest expense in our statements of income.

We had a $53.9 million reinsurance receivable due from Scottish Re Companies (Scottish Re) as of September 30, 2010. Of this amount, $51.8 million was recognized in our Term Life Insurance segment, with the balance recognized in the Corporate and Other Distributed Products segment. Should Scottish Re fail to pay on any of its obligations, the Citi reinsurers will assume their appropriate share for the amounts ceded to them. During the three months ended September 30, 2010, we entered into a letter of intent with Scottish Re and Korean Reinsurance Company (Korean Re) to novate the reinsurance agreement on the Term Life Insurance portion to Korean Re. The novation, which is actively being negotiated, is not expected to have an impact on our consolidated balance sheet or statement of income. As of September 30, 2010, Korean Re had an A.M. Best rating of A-.

In October 2010, a routine reinsurance audit identified potential payments to reinsurers that may have exceeded our obligations under our reinsurance agreements. While we are unable to define a clear range of expected outcomes, we have begun communicating with our reinsurance partners on this matter.

(7) Income Taxes

In conjunction with the Offering and the private sale, we made elections under Section 338(h)(10) of the Internal Revenue Code, which resulted in changes to our deferred tax balances and reduced stockholders’ equity by $171.3 million.

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

Our effective income tax rates for the three months and nine months ended September 30, 2010 were 36.0% and 35.7%, respectively.

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

We were in compliance with all of the covenants of the Citi note at September 30, 2010. No events of default or defaults occurred during the six months ended September 30, 2010.

(9) Stockholders’ Equity and Share-based Transactions

Prior to April 1, 2010, we had 100 shares of outstanding common stock. In the second quarter of 2010, we issued common stock as part of our corporate reorganization (see Note 2). A reconciliation of the number of shares of our common stock as of September 30, 2010 follows.

Nine months ended September 30, 2010
(Shares in thousands)
Common stock – issued:
Balance, beginning of period	—
Shares issued to Citi in connection with the Offering (1)	75,000
Shares of restricted common stock issued post Offering	9
Common shares issued upon lapse of restricted stock units (RSUs)	8
Treasury stock retired (2)	(2,290)

Balance, end of period	72,727
Treasury stock:
Balance, beginning of period	—
Treasury stock contributed from Citi	(5,021)
Treasury stock acquired	(6)
Treasury stock reissued as restricted common stock	2,737
Treasury stock retired (2)	2,290

Balance, end of period	—

Common shares outstanding, end of period	72,727

(1)	Includes shares that were contributed back to us and issued to employees and sales force leaders as restricted common stock and RSUs
(2)	Reflects RSUs that are excluded from common shares outstanding but will be issued as common shares when their restrictions expire

As of September 30, 2010, Citi owned less than 40% of our outstanding common stock, while Warburg Pincus had an ownership stake of approximately 23%.

Share-based Transactions

As of September 30, 2010, the Company has outstanding equity awards under its Omnibus Incentive Plan (OIP). We adopted the OIP on March 31, 2010. Prior to April 1, 2010, we had no outstanding share-based awards. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted common stock, deferred stock, RSUs, unrestricted common stock as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. As of September 30, 2010, we had 3.6 million shares available for future grants under this plan. All outstanding management awards have time-based vesting requirements, vesting over three years. Quarterly incentive contests among our sales force leaders have performance-based vesting requirements.

For the three months ended September 30, 2010, we recognized approximately $3.2 million of expense in connection with equity awards. This expense was partially offset by a tax benefit of approximately $1.2 million.

As of September 30, 2010, total compensation cost not yet recognized in our financial statements related to equity awards was $32.4 million, all of which was related to equity awards with time-based vesting conditions yet to be reached. We expect to recognize these amounts over a weighted-average period of approximately 2.5 years. For the three months ended September 30, 2010, we also deferred $2.9 million, thereby increasing DAC on our balance sheet, relating to awards granted to our sales force leaders which were earned based on performance criteria. This amount will be amortized over the terms of the underlying policies acquired.

(10) Commitments and Contingent Liabilities

The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from these matters. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

In February 2009, PFS Investments Inc. (“PFSI”) was served with a FINRA Statement of Claim alleging that a PFSI representative’s recommendation to claimant’s father caused him to surrender a life insurance policy and to transfer a variable annuity. The claimant’s father subsequently died, and the claimant is asking for the value of the surrendered death benefits and other damages under various theories of liability, including suitability. The FINRA final hearing began on September 28, 2010 and is ongoing. After consultation with its trial counsel, the Company believes that the evidence and law favor the Company’s position that the asserted claims are without merit. However, a proceeding of this nature is inherently unpredictable and, therefore, the proceeding could result in an adverse judgment with a material effect on the Company’s financial position or results of operations. The amount of any award in this matter is not reasonably estimable.

As part of our corporate reorganization discussed in Note 2, we no longer have an investment in mezzanine debt securities, nor the capital contribution commitment related to these securities. At December 31, 2009, we had commitments, which did not expire until 2012, to provide additional capital contributions to invest in mezzanine debt securities of $11.9 million.

(11) Related Party Transactions

In September 2010, the Company forgave an expense reimbursement receivable of approximately $0.7 million due from Warburg Pincus, a 23% stockholder with two representatives on our Board of Directors at the time of the forgiveness. The receivable arose out of an agreement between Citi and Warburg Pincus pursuant to which Warburg Pincus agreed to reimburse the Company for a specified portion of certain costs expected to be incurred by the Company for a business event to be held in connection with the closing of the Offering. The agreement was signed prior to our corporate reorganization, when the Company was wholly owned by Citi. Warburg Pincus requested a waiver of the obligation in August 2010, and the Audit Committee approved the waiver in September 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, the “Company”) for the period from December 31, 2009 to September 30, 2010. As a result, the following discussion should be read in conjunction with the financial statements and notes that are included in our Registration Statement on Form S-1, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 5, 2009, as amended through March 31, 2010. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including those discussed below in the section entitled “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•	The Transactions

•	Business Overview

•	Business Trends and Conditions

•	Factors Affecting Our Results

•	Critical Accounting Policies

•	Results of Operations

•	Segment Results

•	Financial Condition

•	Liquidity and Capital Resources

•	Quantitative and Qualitative Disclosures about Market Risk

•	Cautionary Statement Concerning Forward-Looking Statements

The Transactions

We refer to the corporate reorganization, the reinsurance transactions, the concurrent transactions and the private sale described below collectively as the “Transactions.” We believe these Transactions have favorably positioned our company with the growth profile of a newly formed life insurance holding company combined with a proven track record and infrastructure developed over more than 30 years.

The corporate reorganization. We were incorporated in Delaware in October 2009 by Citigroup Inc. (“Citi”) to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citi. These businesses, which prior to April 1, 2010, were wholly owned indirect subsidiaries of Citi, were transferred to us in a reorganization pursuant to which we issued to a wholly owned subsidiary of Citi (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citi in our initial public offering completed in April 2010; 16,412,440 shares of common stock were subsequently sold by Citi in mid-April 2010 to private equity funds managed by Warburg Pincus LLC (“Warburg Pincus”) for a purchase price of $230.0 million (the “private sale”); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with our initial public offering), (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were transferred by Citi to Warburg Pincus pursuant to the private sale), and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the “Citi note”). Prior to April 1, 2010, we had no material assets or liabilities. As of April 1, 2010, our primary asset is the capital stock of our operating subsidiaries and our primary liability is the Citi note.

The reinsurance transactions. In March 2010, we entered into coinsurance agreements (the “Citi reinsurance agreements”) with two affiliates of Citi and Prime Reinsurance Company (“Prime Re”), then a wholly owned subsidiary of Primerica Life, (collectively the “Citi reinsurers”). We refer to the execution of these agreements as the “Citi reinsurance transactions.” Under these agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We also transferred to the Citi reinsurers the account balances in respect of the coinsured policies and approximately $4.0 billion of assets to support the statutory liabilities assumed by the Citi reinsurers, and we distributed to Citi all of the issued and outstanding common stock of Prime Re. As a result, the Citi reinsurance transactions reduced the amount of our capital and substantially reduced our insurance exposure. We retained our operating platform and infrastructure and continue to administer all policies subject to these coinsurance agreements.

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

In April 2010, we completed the following additional concurrent transactions:

•

we completed an initial public offering of our common stock by Citi (the “Offering”) pursuant to the Securities Act of 1933 and our stock began trading under the ticker symbol “PRI” on the New York Stock Exchange;

•

we issued equity awards for 5,021,412 shares of our common stock to certain of our employees, including our officers, and certain of our sales force leaders, including 221,412 shares which were issued upon conversion of existing equity awards in Citi shares that had not yet fully vested; and

•	Citi accelerated vesting of certain existing Citi equity awards triggered by the Offering and the private sale.

Additionally, we made elections with an effective date of April 1, 2010 under Section 338(h)(10) of the Internal Revenue Code (the “Section 338(h)(10) elections”), which resulted in reductions to stockholders’ equity of $171.3 million and corresponding adjustments to deferred tax balances.

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

The private sale. In February 2010, Citi entered into a securities purchase agreement with Warburg Pincus and us pursuant to which, in mid-April 2010, Citi sold to Warburg Pincus 16,412,440 shares of our common stock and warrants to purchase from us 4,103,110 additional shares of our common stock. The warrants have a seven-year term and an exercise price of $18.00 per share.

Period-over-period comparability. Due to the timing of these transactions and their impact on our financial position and results of operations, period-over-period comparisons of our financial position and results of operations will reflect significant non-comparable accounting transactions and account balances. The most significant accounting transaction was the reinsurance transactions described above, which affected both the size and composition of our balance sheet and statement of income. Additionally, the corporate reorganization and the concurrent transactions had a significant impact on the composition of our balance sheet. As a result, our September 30, 2010 balance sheet was significantly smaller than our December 31, 2009 balance sheet and our statements of income for the three-month and nine-month periods ended September 30, 2010 present income that is significantly lower than the comparable periods in 2009.

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

From a statement of income perspective, the Transactions impacted ceded premiums, net premiums, net investment income, benefits and claims, amortization of DAC, insurance commissions, insurance expenses, interest expense and income taxes. Actual results for periods ended prior to April 1, 2010 will not be indicative of or comparable to future actual results. Furthermore, actual results for the first nine months of 2010 may not be comparable to results in future periods as they are affected by the inclusion of three months of operations prior to the reinsurance and reorganization transactions, while all periods in 2009 reflect operations prior to the reinsurance and reorganization transactions.

Business Overview

We are a leading distributor of financial products to middle income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, variable annuities and other financial products, which we distribute primarily on behalf of third parties. We have two primary operating segments, Term Life Insurance and Investment and Savings Products, and a third segment, Corporate and Other Distributed Products.

Term Life Insurance. We distribute the term life insurance products that we originate through our three life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”); National Benefit Life Insurance Company (“NBLIC”); and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Our in-force term insurance policies have level premiums for the stated term period, which means the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. Policies with 20-year terms or more accounted for approximately 83% of the face amount of the policies we issued in the first nine months of 2010. The average face amount of our in-force policies issued during the nine months ended September 30, 2010 was approximately $269,600. Premiums are guaranteed to remain level during the initial term period, up to a maximum of 20 years in the United States. While premiums remain level over the initial term period, our claim obligations generally increase as our policyholders age. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the timing of acquisition costs and claim payments with the recognition of premium revenues such that profits are realized ratably with the level premiums of the underlying policies.

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

As a result of the Citi reinsurance transactions, beginning in the second quarter of 2010 the revenues and earnings of our Term Life Insurance segment initially declined in proportion to the amount of revenues and earnings historically associated with the book of term life insurance policies in force at year-end 2009 that we ceded to the Citi reinsurers. As we add new in-force business, we expect revenues and earnings of our Term Life Insurance segment to grow from these initial levels. We expect the rate of revenue and earnings growth in periods following the Citi reinsurance transactions to decelerate with each successive financial period as the size of our in-force book grows and the incremental sales have a reduced marginal effect on the size of the then existing in-force book.

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

Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including loans, various insurance products, prepaid legal services and a credit information product. These products are distributed pursuant to distribution arrangements with third parties, except for certain life and disability insurance products underwritten by us that are not distributed through our sales force. In addition, our Corporate and Other Distributed Products segment includes corporate income, including net investment income, and expenses not allocated to other segments, interest expense on the Citi note and realized gains and losses on our invested asset portfolio.

Business Trends and Conditions

The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

Economic conditions, including high unemployment levels and low levels of consumer confidence, influence investment and spending decisions by middle income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming a Primerica sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels remain under pressure, as consumers take a more conservative financial posture including reevaluating their savings and debt management plans. As overall market and economic conditions have improved from the lows experienced during the recent economic downturn, sales and the value of consumer investment products across a wide spectrum of asset classes have improved. The effects of these trends and conditions on our year-to-date 2010 operations are summarized below.

Recruiting and sales representatives. For the nine months ended September 30, 2010, recruiting increased to 181,508 new recruits from 173,730 in the first nine months of 2009, largely due to the recruiting boost we experienced in the second quarter of 2010 as a result of enthusiasm generated by our initial public offering. The size of our life-licensed sales force declined to 96,872 sales representatives as of September 30, 2010 from 101,095 sales representatives as of September 30, 2009 primarily as a result of the combined impact of lower first quarter 2010 new life licenses and higher second quarter 2010 non-renewals and terminations.

Term life insurance product sales. Sales of our term life insurance products have declined modestly, in line with term life insurance industry trends and with the year-over-year decline in the size of our sales force noted above. For the nine months ended September 30, 2010, we issued 167,224 new policies, compared with 173,295 new policies for the same period in 2009.

Term life insurance face amount in force. Total face amount in force increased modestly to $654.63 billion as of September 30, 2010, compared with $646.34 billion a year ago, largely as a result of the stronger Canadian dollar and slightly improved persistency. These drivers were partially offset by a slight decline in the average face amount of our newly issued policies.

Investment and savings product sales. Investment and savings products sales were significantly higher in the first nine months of 2010, than the comparable period in 2009. Sales of investment and savings products totaled $2.72 billion for the nine months ended September 30, 2010, compared with $2.18 billion during the same period a year ago. We believe the increase in sales reflects the focus by middle income consumers on savings and debt management.

Asset values in client accounts. The assets in our clients’ accounts are invested in diversified funds comprised mainly of U.S. and Canadian equity and fixed-income securities. The year-to-date average value of assets in client accounts increased to $31.34 billion at September 30, 2010, from $25.67 billion at September 30, 2009 primarily as a result of general market conditions, which have continued to improve since the second half of 2009, and client demand for our products during the first nine months of 2010. Because a large portion of the revenues in our Investment and Savings Products segment are derived from commission and fee revenues that are based on the asset values in clients’ accounts, we have also seen an increase in our asset-based commission and fee revenues and expenses.

Invested asset portfolio size and yields. Our portfolio continues to experience strong market value gains as interest rates and spreads continue to decline. As of September 30, 2010, our invested assets, excluding policy loans and cash, had a cost or amortized cost basis of $1.99 billion and a net unrealized gain of $188.9 million, compared with $6.20 billion at cost or amortized cost and a net unrealized gain of $243.5 million at December 31, 2009. Our September 30, 2010 portfolio was substantially smaller than our December 31, 2009 portfolio and was comprised of a different mix of invested assets primarily due to our corporate reorganization (see Note 4 to our unaudited financial statements and the Investments section included in the Financial Condition discussion below). For the nine months ended September 30, 2010, net investment income was $138.4 million, compared with $260.9 million in the same period a year ago. On a pro forma basis, after giving effect to the Transactions, net investment income declined to $83.7 million for the nine months ended September 30, 2010 from $87.9 million during the same period a year ago largely due to the low interest rate environment noted above (see the Pro Forma Results section in the Results of Operations discussion below).

Reinsurance. Due to our extensive use of reinsurance, a departure from the reinsurance market or failure to pay by any of our reinsurers could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2010, the percentage of reinsured life insurance in force was 91.0%, compared with 64.5% as of December 31, 2009. The significant increase in reinsured life insurance was primarily a result of the Citi reinsurance transactions. We presently intend to continue ceding approximately 90% of our U.S. mortality risk.

Factors Affecting Our Results

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

The average number of licensed term life insurance sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per licensed sales representative were as follows:

	Nine months ended September 30,
	2010	2009
Average number of life-licensed insurance sales representatives	97,221	100,682
Number of new policies issued	167,224	173,295
Average monthly rate of new policies issued per licensed sales representative	.19x	.19x

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

The following table sets forth the product sales that generate sales-based revenues, average account values of accounts that generate account-based revenue and the average number of fee-generating accounts that generate account-based revenues.

	Nine months ended September 30,
	2010	2009
	(Dollars in millions and accounts in thousands)
Product sales:
Mutual funds	$1,620.5	$1,316.9
Variable annuities/401(k)	863.2	673.7

Total sales-based revenue generating product sales	2,483.7	1,990.6
Segregated funds	237.0	190.6

Total product sales	$2,720.7	$2,181.2

Average asset values in client accounts:
Mutual funds	$22,266	$18,507
Variable annuities	6,918	5,456
Segregated funds	2,157	1,706

Total average asset values in client accounts	$31,341	$25,669

Average number of fee-generating accounts:
Recordkeeping accounts	2,739	2,854
Custodial accounts	1,996	2,067

Sales. We earn commissions and fees, such as dealer re-allowances, and marketing and support fees, based on sales of mutual fund products and variable annuities. Sales of investment and savings products are influenced by the overall demand for investment products in North America, as well as by the size and productivity of our sales force. We generally experience a slight degree of seasonality in our Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with the tax return preparation season. While we believe the size of our sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions that may have a significantly greater effect on sales volume in any given fiscal period.

Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, “12b-1 fees”) on mutual fund, variable annuity and segregated funds products based on asset values in client accounts. Our investment and savings products primarily consist of funds comprised of equity securities. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and changes in equity markets, net of expenses.

Accounts. We earn recordkeeping fees for administrative functions we perform on behalf of several of our mutual fund providers and custodial fees for services as a non-bank custodian for certain of our mutual fund clients’ retirement plan accounts.

Corporate and Other Distributed Products Segment

We earn revenues and pay commissions and referral fees from the distribution of loan products, various other insurance products, prepaid legal services and other products, all of which are originated by third parties. Our New York life insurance subsidiary, NBLIC, also underwrites a mail-order student life policy and a short-term disability benefit policy, neither of which is distributed by our sales force, and also has in-force policies from several discontinued lines of insurance.

The Corporate and Other Distributed Products segment is affected by corporate income and expenses not allocated to our other segments, net investment income (other than net investment income allocated to our Term Life Insurance segment), administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), management equity awards, equity awards granted to our sales force leaders at the time of the Offering, interest expense on the Citi note and realized gains and losses on our invested asset portfolio.

Critical Accounting Policies

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

During the nine months ended September 30, 2010, there have been no changes in the items that we have identified as critical accounting estimates, except as noted above. For additional information, see the Critical Accounting Policies section of MD&A included in our Registration Statement on Form S-1, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on November 5, 2009, as amended through March 31, 2010.

Results of Operations

Revenues. Our revenues consist of the following:

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

Benefits and Expenses. Our operating expenses consist of the following:

•

Benefits and claims. Reflects the benefits and claims payable on insurance policies, as well as changes in our reserves for future policy claims and reserves for other benefits payable, net of reinsurance.

•

Amortization of DAC. Represents the amortization of capitalized costs associated with the sale of an insurance policy, including sales commissions, medical examination and other underwriting costs, and other acquisition-related costs, over the initial level premium period of the policy.

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

Primerica, Inc. Actual Results

Our statements of income for the three and nine months ended September 30 were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands)
Revenues:
Direct premiums	$547,444	$531,713	$15,731	3%	$1,632,744	$1,577,364	$55,380	4%
Ceded premiums	(437,054)	(154,725)	(282,329)	*	(1,032,386)	(450,736)	(581,650)	129%

Net premiums	110,390	376,988	(266,598)	-71%	600,358	1,126,628	(526,270)	-47%
Net investment income	27,855	88,736	(60,881)	-69%	138,423	260,876	(122,453)	-47%
Commissions and fees	89,737	84,279	5,458	6%	274,652	246,685	27,967	11%
Realized investment gains (losses), including OTTI	1,015	(11,212)	12,227	-109%	32,445	(31,473)	63,918	*
Other, net	12,239	12,585	(346)	-3%	36,598	39,083	(2,485)	-6%

Total revenues	241,236	551,376	(310,140)	-56%	1,082,476	1,641,799	(559,323)	-34%
Benefits and expenses:
Benefits and claims	49,811	154,631	(104,820)	-68%	265,670	451,825	(186,155)	-41%
Amortization of DAC	23,844	88,736	(64,892)	-73%	138,499	269,785	(131,286)	-49%
Insurance commissions	5,099	6,384	(1,285)	-20%	15,701	27,399	(11,698)	-43%
Insurance expenses	11,999	39,480	(27,481)	-70%	59,616	115,771	(56,155)	-49%
Sales commissions	42,264	40,177	2,087	5%	129,657	120,755	8,902	7%
Interest expense	6,968	—	6,968	*	13,896	—	13,896	*
Other operating expenses	39,372	34,093	5,279	15%	140,817	95,280	45,537	48%

Total benefits and expenses	179,357	363,501	(184,144)	-51%	763,856	1,080,815	(316,959)	-29%

Income before income taxes	61,879	187,875	(125,996)	-67%	318,620	560,984	(242,364)	-43%
Income taxes	22,284	64,044	(41,760)	-65%	113,731	192,476	(78,745)	-41%

Net income	$39,595	$123,831	$(84,236)	-68%	$204,889	$368,508	$(163,619)	-44%

*	Not meaningful

Net premiums. Net premiums were lower for the three and nine months ended September 30, 2010 primarily due to the significant increase in ceded premiums associated with the Citi reinsurance agreements executed on March 31, 2010. The effect of these agreements on net premiums impacted the Term Life Insurance segment.

Net investment income. Net investment income declined in the three and nine months ended September 30, 2010 primarily as a result of lower yields on invested assets and the impact on our invested asset base of the asset transfers that we executed in connection with our corporate reorganization. On March 31, 2010, we transferred approximately $4.0 billion of assets to support the statutory liabilities assumed by the Citi reinsurers and in April 2010, we paid dividends to Citi of approximately $675.7 million and made payments related to business ceded under the terms of the Citi reinsurance agreements of approximately $125.5 million.

Commissions and fees. The increase in commissions and fees for the three and nine months ended September 30, 2010 was primarily driven by activity in our Investment and Savings Product segment as a result of improved market conditions and the increased demand for our products, partially offset by declines in our lending business in our Corporate and Other Distributed Products segment.

Total benefits and expenses. The decrease in total benefits and expenses for the three and nine months ended September 30, 2010 primarily reflects lower benefits and claims, lower amortization of DAC and lower insurance expenses primarily as a result of the Citi reinsurance agreements. These declines were partially offset by an increase in interest expense as a result of the Transactions and other operating expenses as a result of initial and one-time expenses incurred in connection with the Offering, including, in the nine-month period only, equity award expenses. The changes associated with the Citi reinsurance agreements impacted the Term Life Insurance segment, while the changes in interest and other operating expenses primarily impacted the Corporate and Other Distributed Products segment.

Income taxes. Our effective income tax rates for the three months and nine months ended September 30, 2010 were 36.0% and 35.7%, respectively.

Primerica, Inc. Pro Forma Results

The following pro forma financial statements are intended to provide information about how the Transactions would have affected our financial statements if they had been consummated at an earlier time. Because the Transactions were concluded during the first half of 2010, pro forma adjustment to our balance sheet was not necessary as of September 30, 2010. Our pro forma statements of income for the nine months ended September 30, 2010 and 2009 are presented as if the Transactions had occurred on January 1 of the respective year and are set forth below. Based on the timing of the Transactions, pro forma adjustments to our statements of income were necessary for the first three months of 2010 and for the year-to-date period in 2009. The pro forma statements of income do not necessarily reflect the results of operations that would have resulted had the Transactions occurred as of the dates indicated, nor should they be taken as necessarily indicative of our future results of operations.

Pro Forma Statement of Income

Nine Months Ended September 30, 2010

(Unaudited)

	Actual(1)	Adjustments for the Citi reinsurance transactions(2)	Adjustment for the reorganization and other concurrent transactions(3)	Pro forma
	(In thousands, except for per-share amounts)
Revenues:
Direct premiums	$1,632,744	$—	$—	$1,632,744
Ceded premiums	(1,032,386)	(296,328)	—	(1,328,714)

Net premiums	600,358	(296,328)	—	304,030
Net investment income	138,423	(47,566)	(7,169)	83,688
Commissions and fees	274,652	—	—	274,652
Realized investment gains, including OTTI	32,445	—	—	32,445
Other, net	36,598	—	—	36,598

Total revenues	1,082,476	(343,894)	(7,169)	731,413

Benefits and Expenses:
Benefits and claims	265,670	(128,204)	—	137,466
Amortization of DAC	138,499	(71,389)	—	67,110
Insurance commissions	15,701	(1,669)	—	14,032
Insurance expenses	59,616	(26,083)	—	33,533
Sales commissions	129,657	—	—	129,657
Interest expense	13,896	2,812	4,125	20,833
Other operating expenses	140,817	—	3,076	143,893

Total benefits and expenses	763,856	(224,533)	7,201	546,524

Income before income taxes	318,620	(119,361)	(14,370)	184,889
Income taxes	113,731	(42,606)	(5,129)	65,996

Net income	$204,889	$(76,755)	$(9,241)	$118,893

Earnings per share:
Basic	$2.73			$1.58
Diluted	$2.70			$1.57
Weighted-average shares:
Basic	72,052			72,052
Diluted	72,833			72,833

See accompanying notes to the pro forma financial statements.

Pro Forma Statement of Income

Nine Months Ended September 30, 2009

(Unaudited)

	Actual(1)	Adjustments for the Citi reinsurance transactions(2)	Adjustment for the reorganization and other concurrent transactions(3)	Pro forma
	(In thousands)
Revenues:
Direct premiums	$1,577,364	$—	$—	$1,577,364
Ceded premiums	(450,736)	(825,004)	—	(1,275,740)

Net premiums	1,126,628	(825,004)	—	301,624
Net investment income	260,876	(150,371)	(22,647)	87,858
Commissions and fees	246,685	—	—	246,685
Realized investment losses, including OTTI	(31,473)	—	—	(31,473)
Other, net	39,083	—	—	39,083

Total revenues	1,641,799	(975,375)	(22,647)	643,777

Benefits and Expenses:
Benefits and claims	451,825	(324,661)	—	127,164
Amortization of DAC	269,785	(200,564)	—	69,221
Insurance commissions	27,399	(4,039)	—	23,360
Insurance expenses	115,771	(72,482)	—	43,289
Sales commissions	120,755	—	—	120,755
Interest expense	—	7,829	12,375	20,204
Other operating expenses	95,280	—	31,609	126,889

Total benefits and expenses	1,080,815	(593,917)	43,984	530,882

Income before income taxes	560,984	(381,458)	(66,631)	112,895
Income taxes	192,476	(130,880)	(22,861)	38,735

Net income	$368,508	$(250,578)	$(43,770)	$74,160

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

Net investment income was adjusted to reflect the pro rata share of income on invested assets distributed to Citi as part of our reorganization. Interest expense reflects the amount of interest that would have been accrued on the Citi note had it been in place as of January 1 of the respective year. Other operating expense adjustments reflect $22.4 million of expense associated with equity awards granted April 1, 2010, vesting or partially vesting through September 30, 2010, and for sales force leader awards, delivered over three years. The ongoing expense of equity awards is estimated to be approximately $3.1 million per quarter, representing estimated ongoing expense as awards vest, plus the vesting of any future equity awards granted to management after 2010. The adjustment to net investment income is allocated between the Term Life Insurance and Corporate and Other Distributed Products segments. The adjustments to interest expense and other operating expenses impact the Corporate and Other Distributed Products segment only.

For more detailed commentary on the drivers of our revenues and expenses, see the discussion of results of operations by segment below.

Segment Results

Term Life Insurance Segment Actual Results

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$525,644	$510,695	$14,949	3%	$1,571,368	$1,514,754	$56,614	4%
Ceded premiums	(433,234)	(151,226)	(282,008)	*	(1,021,612)	(440,560)	(581,052)	132%

Net premiums	92,410	359,469	(267,059)	-74%	549,756	1,074,194	(524,438)	-49%
Allocated net investment income	15,595	68,704	(53,109)	-77%	96,391	205,529	(109,138)	-53%
Other, net	7,928	8,939	(1,011)	-11%	25,353	25,166	187	*

Total revenues	115,933	437,112	(321,179)	-73%	671,500	1,304,889	(633,389)	-49%
Benefits and expenses:
Benefits and claims	39,084	144,198	(105,114)	-73%	235,327	419,744	(184,417)	-44%
Amortization of DAC	21,900	86,635	(64,735)	-75%	129,835	263,512	(133,677)	-51%
Insurance commissions	330	1,785	(1,455)	-82%	2,858	13,910	(11,052)	-79%
Insurance expenses	9,194	35,889	(26,695)	-74%	50,790	105,103	(54,313)	-52%
Interest expense	2,843	—	2,843	*	5,646	—	5,646	*

Total benefits and expenses	73,351	268,507	(195,156)	-73%	424,456	802,269	(377,813)	-47%

Income before income taxes	$42,582	$168,605	$(126,023)	-75%	$247,044	$502,620	$(255,576)	-51%

*	Less than 1%, or not meaningful

We believe that the pro forma results presented below provide meaningful additional information necessary to evaluate our segment financial results.

Term Life Insurance Segment Pro Forma Results

Term Life Insurance segment pro forma results give effect to the Citi reinsurance transactions, which are described more fully in Note 2 to our pro forma financial statements. On a pro forma basis, Term Life Insurance segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2010 (1)	2009	$	%	2010	2009	$	%
	(Dollars in thousands)
Pro forma revenues:
Direct premiums	$525,644	$510,695	$14,949	3%	$1,571,368	$1,514,754	$56,614	4%
Ceded premiums	(433,234)	(418,216)	(15,018)	4%	(1,317,940)	(1,265,564)	(52,376)	4%

Net premiums	92,410	92,479	(69)	*	253,428	249,190	4,238	2%
Allocated net investment income	15,595	16,673	(1,078)	-6%	48,052	52,634	(4,582)	-9%
Other, net	7,928	8,939	(1,011)	-11%	25,353	25,166	187	*

Total pro forma revenues	115,933	118,091	(2,158)	-2%	326,833	326,990	(157)	*
Pro forma benefits and expenses:
Benefits and claims	39,084	37,032	2,052	6%	107,123	95,083	12,040	13%
Amortization of DAC	21,900	23,004	(1,104)	-5%	58,446	62,948	(4,502)	-7%
Insurance commissions	330	335	(5)	-1%	1,189	9,871	(8,682)	-88%
Insurance expenses	9,194	12,133	(2,939)	-24%	24,707	32,621	(7,914)	-24%
Interest expense	2,843	2,532	311	12%	8,458	7,829	629	8%

Total pro forma benefits and expenses	73,351	75,036	(1,685)	-2%	199,923	208,352	(8,429)	-4%

Pro forma income before income taxes	$42,582	$43,055	$(473)	-1%	$126,910	$118,638	$8,272	7%

*	Less than 1%, or not meaningful
(1)	For the three months ended September 30, 2010, actual results reflect the effect of all transactions associated with our corporate reorganization. Therefore, there are no pro forma results for that period.

Net premiums. Direct premiums for the three and nine month periods ended September 30, 2010, increased at a slightly higher pace than the growth in the in-force book due to premium increases for policies reaching the end of their initial level premium period. Ceded premiums, which are heavily influenced by the business reinsured with Citi, grew consistent with direct premiums.

Allocated net investment income. Allocated net investment income decreased in both the three and nine months ended September 30, 2010, primarily due to lower yield on invested assets and slightly lower average invested assets, partially offset by lower investment-related expenses.

Benefits and claims. The increase in benefits and claims for the three months ended September 30, 2010 was primarily due to reserve increases as a result of modest improvements in policy persistency. For the nine months ended September 30, 2010, the increase in benefits and claims was primarily due to improvements in policy persistency and premium growth. Claims were slightly lower for the three months ended September 30, 2010 relative to the prior year period. Claims were slightly higher for the nine months ended September 30, 2010, compared with the prior year period due to the favorable claims trend experienced in the first quarter of 2009.

Amortization of DAC. For the three and nine months ended September 30, 2010, amortization of DAC decreased largely due to improved policy persistency. During the third quarter of 2010, we lowered our DAC interest rate assumptions for new business to reflect rates available in the current interest rate environment. This assumption change increased the DAC amortization for new business and offset the decrease caused by improved persistency. The new lower DAC interest rate assumptions will continue to increase DAC amortization going forward.

Insurance commissions. For the nine months ended September 30, 2010, insurance commissions decreased primarily as a result of the $8.2 million special sales force payment made in the first quarter of 2009.

Insurance expenses. Insurance expenses for the three and nine months ended September 30, 2009 include $1.8 million of expenses classified in the Term Life Insurance segment that were allocated to the Investment and Savings Product segment for the same periods in 2010. Excluding this impact, insurance expenses decreased in the three months ended September 30, 2010 largely as a result of the timing of certain expenses. For the nine months ended September 30, 2010, insurance expenses decreased primarily due to the 2009 expense associated with cancelling our biennial sales force convention in the prior year period.

Term Life Insurance Face Amount In Force

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Nine months ended September 30,		Change
	2010	2009	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$650,195	$633,467	$16,728	3%
Issued face amount	56,152	59,639	(3,487)	-6%
Terminations	(52,859)	(54,956)	2,097	-4%
Foreign currency	1,145	8,191	(7,046)	-86%

Face amount in force, end of period	$654,633	$646,341	$8,292	1%

Issued face amount decreased primarily due to lower policy sales and lower average size of policies issued. The decrease in terminations resulted from persistency that, while remaining below historical norms, has continued to improve. The U.S. dollar/Canadian dollar exchange rate effect on changes in our in-force block of business was $1.15 billion for the nine months ended September 30, 2010. The U.S. dollar/Canadian dollar exchange rate began strengthening significantly in the second and third quarters of 2009. As a result, the effect of foreign currency exchange rates on our in-force block of business was $8.19 billion for the nine months ended September 30, 2009.

Investment and Savings Product Segment Actual Results

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$32,941	$28,672	$4,269	15%	$105,605	$86,327	$19,278	22%
Asset-based revenues	37,602	33,341	4,261	13%	115,061	90,614	24,447	27%
Account-based revenues	10,620	10,717	(97)	*	31,145	32,590	(1,445)	-4%
Other, net	2,711	2,682	29	1%	6,974	7,655	(681)	-9%

Total revenues	83,874	75,412	8,462	11%	258,785	217,186	41,599	19%
Expenses:
Amortization of DAC	1,361	1,304	57	4%	6,938	4,748	2,190	46%
Insurance commissions	1,963	1,763	200	11%	5,763	4,982	781	16%
Sales commissions:
Sales-based	23,474	20,780	2,694	13%	75,674	63,442	12,232	19%
Asset-based	12,232	10,883	1,349	12%	37,858	29,846	8,012	27%
Other operating expenses	18,266	14,461	3,805	26%	53,792	46,859	6,933	15%

Total expenses	57,296	49,191	8,105	16%	180,025	149,877	30,148	20%

Income before income taxes	$26,578	$26,221	$357	1%	$78,760	$67,309	$11,451	17%

*	Less than 1%

The Transactions had no pro forma effect on the Investment and Savings Products segment.

Supplemental information on the underlying metrics that drove results follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(Dollars in millions and accounts in thousands)
Revenue metric:
Product sales	$823.9	$721.6	$102.3	14%	$2,720.7	$2,181.2	$539.5	25%
Average account values	$31,056	$28,413	$2,643	9%	$31,341	$25,669	$5,672	22%
Average number of fee-generating accounts	2,715	2,813	(98)	-3%	2,739	2,854	(115)	-4%

Commissions and fees. For the three and nine months ended September 30, 2010, commissions and fees increased primarily as a result of improving economic and market trends and client demand. Sales-based revenues primarily grew as a result of demand, while asset-based revenues were driven by demand and improved equity valuations.

Amortization of DAC. The increase in DAC amortization for the nine months ended September 30, 2010 was largely associated with our Canadian Segregated Funds products in the second quarter of 2010 as a result of fluctuations in asset values which lowered 2009 amortization and increased 2010 amortization.

Sales commissions. The increase in sales- and asset-based commissions for the three and nine months ended September 30, 2010 was primarily driven by the increases in sales and assets noted above.

Other operating expenses. For the three and nine months ended September 30, 2009, other operating expenses exclude $1.8 million of expenses classified in the Term Life Insurance segment that were allocated to the Investment and Savings Product segment for the same periods in 2010. Including this impact, the increase in insurance expenses for the three and nine month periods ended September 30, 2010 were substantially in line with the growth in revenues.

Asset Values in Client Accounts

Changes in asset values in client accounts were as follows:

	Nine months ended September 30,		Change
	2010	2009	$	%
	(Dollars in millions)
Asset values, beginning of period	$31,303	$24,677	$6,626	27%
Inflows	2,721	2,181	540	25%
Redemptions	(2,735)	(2,239)	(496)	22%
Change in market value, net and other	1,311	5,494	(4,183)	-76%

Asset values, end of period	$32,600	$30,113	$2,487	8%

Inflows increased consistent with the increase in sales volume. The amount of redemptions also increased reflecting the year-over-year increase in assets under management, even though actual redemption rates were level as a percent of average assets under management for both the first nine months of 2010 and 2009. The market return on assets under management in 2010 and 2009 reflected general market value trends.

Corporate and Other Distributed Products Segment Actual Results

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$21,800	$21,018	$782	4%	$61,376	$62,610	$(1,234)	-2%
Ceded premiums	(3,820)	(3,499)	(321)	9%	(10,774)	(10,176)	(598)	6%

Net premiums	17,980	17,519	461	3%	50,602	52,434	(1,832)	-3%
Allocated net investment income	12,260	20,032	(7,772)	-39%	42,031	55,347	(13,316)	-24%
Commissions and fees	8,574	11,549	(2,975)	-26%	22,841	37,154	(14,313)	-39%
Realized investment gains (losses), including OTTI	1,015	(11,212)	12,227	-109%	32,446	(31,473)	63,919	*
Other, net	1,600	964	636	66%	4,271	6,262	(1,991)	-32%

Total revenues	41,429	38,852	2,577	7%	152,191	119,724	32,467	27%
Benefits and expenses:
Benefits and claims	10,727	10,433	294	3%	30,344	32,081	(1,737)	-5%
Amortization of DAC	583	798	(215)	-27%	1,725	1,525	200	13%
Insurance commissions	2,807	2,835	(28)	*	7,083	8,505	(1,422)	-17%
Insurance expenses	2,805	3,591	(786)	-22%	8,823	10,669	(1,846)	-17%
Sales commissions	6,558	8,510	(1,952)	-23%	16,124	27,466	(11,342)	-41%
Interest expense	4,125	—	4,125	*	8,250	—	8,250	*
Other operating expenses	21,105	19,636	1,469	7%	87,026	48,423	38,603	80%

Total benefits and expenses	48,710	45,803	2,907	6%	159,375	128,669	30,706	24%

(Loss) income before income taxes	$(7,281)	$(6,951)	$(330)	5%	$(7,184)	$(8,945)	$1,761	-20%

*	Less than 1%, or not meaningful

We believe that the pro forma results presented below provide meaningful additional information necessary to evaluate our segment financial results.

Corporate and Other Distributed Products Segment Pro Forma Results

Corporate and Other Distributed Products segment pro forma results give effect to the reorganization transactions, which are described more fully in Note 3 to our pro forma statements of income. On a pro forma basis, Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2010 (1)	2009	$	%	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$21,800	$21,018	$782	4%	$61,376	$62,610	$(1,234)	-2%
Ceded premiums	(3,820)	(3,499)	(321)	9%	(10,774)	(10,176)	(598)	-6%

Net premiums	17,980	17,519	461	3%	50,602	52,434	(1,832)	-3%
Allocated net investment income	12,260	13,199	(939)	-7%	35,635	35,224	409	1%
Commissions and fees	8,574	11,549	(2,975)	-26%	22,841	37,154	(14,313)	-39%
Realized investment gains (losses), including OTTI	1,015	(11,212)	12,227	-109%	32,446	(31,473)	63,919	*
Other, net	1,600	964	636	66%	4,271	6,262	(1,991)	-32%

Total revenues	41,429	32,019	9,410	29%	145,795	99,601	46,194	46%
Benefits and expenses:
Benefits and claims	10,727	10,433	294	3%	30,344	32,081	(1,737)	-5%
Amortization of DAC	583	798	(215)	-27%	1,725	1,525	200	13%
Insurance commissions	2,807	2,835	(28)	*	7,083	8,505	(1,422)	-17%
Insurance expenses	2,805	3,591	(786)	-22%	8,823	10,669	(1,597)	-17%
Sales commissions	6,558	8,510	(1,954)	-23%	16,124	27,466	(11,342)	-41%
Interest expense	4,125	4,125	—	*	12,375	12,375	—	*
Other operating expenses	21,105	22,712	(1,607)	-7%	90,102	80,032	10,070	13%

Total benefits and expenses	48,710	53,004	(4,294)	-8%	166,576	172,653	(6,077)	-4%

Loss before income taxes	$(7,281)	$(20,985)	$13,704	-65%	$(20,781)	$(73,052)	$52,271	-72%

*	Less than 1%, or not meaningful
(1)	For the three months ended September 30, 2010, actual results reflect the effect of all transactions associated with our corporate reorganization. Therefore, there are no pro forma results for that period.

Revenues. Total revenues were higher in the third quarter of 2010 than in the third quarter of 2009 primarily as a result of recognizing realized investment gains in 2010 versus impairment losses in 2009. This impact was partially offset by lower commissions and fees as a result of the continuing decline in our lending business. The increase in total revenues was partially offset by the impact of lower invested asset portfolio yields on net investment income. The increase in total revenues for the nine months ended September 30, 2010, primarily reflects the impact of recognizing realized investment gains in 2010 versus impairment losses in 2009. This impact was partially offset by the impact of the decline in our lending business and lower disability premium rates in 2010. Realized investment gains (losses) included $0.3 million of OTTI in the third quarter of 2010, compared with $18.9 million of OTTI in the third quarter of 2009. For the nine months ended September 30, 2010, realized investment gains (losses) included $12.1 million of OTTI, compared with $53.8 million of OTTI for the same period a year ago.

Benefits and expenses. For the three and nine months ended September 30, 2010, sales commissions were lower consistent with the decline in commissions and fees revenue noted above. For the three months ended September 30, 2010, other operating expenses were lower primarily due to a 2009 corporate expense allocation adjustment of

$2.7 million. Additionally, we had lower incentive compensation expenses in the third quarter of 2010 as a result of fully amortizing previous Citi equity awards in conjunction with our initial public offering. Other operating expenses were higher in the nine months ended September 30, 2010 primarily as a result of non-recurring public company launch expenses, the continuing emergence of new public company expenses and an increase in compensation expenses.

Financial Condition

Investments

We have an investment committee composed of members of our senior management team. Our investment committee is responsible for establishing and maintaining our investment guidelines and supervising our investment activity. Our investment committee regularly monitors our overall investment results and our compliance with our investment objectives and guidelines.

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

The composition of our invested asset portfolio was as follows:

	September 30, 2010		December 31, 2009
	$	%	$	%
	(Dollars in thousands)
Fixed-maturity securities, at fair value	$2,137,762	97%	$6,378,179	99%
Equity securities, at fair value	21,483	*	49,326	*
Trading securities, at fair value	24,002	1%	16,996	*
Policy loans and other invested assets	26,122	1%	26,947	*

Total investments	$2,209,369	100%	$6,471,448	100%

*	Less than 1%

The significant decline in the fixed-maturity and equity securities portfolios primarily reflects the asset transfers we executed in connection with the Citi reinsurance transactions and our corporate reorganization.

The average rating of our fixed-maturity portfolio is single A, with an average duration of approximately 3.4 years. The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The distribution of our investments in fixed-maturity securities by rating follows:

	As of September 30, 2010	As of December 31, 2009
AAA	28%	28%
AA	8	10
A	22	23
BBB	35	32
Below investment grade	7	7
Not rated	*	*

Total fixed-maturity securities	100%	100%

*	Less than 1%

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

	September 30, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$21,619	$949	$(9)	$22,559
Foreign government	81,459	13,583	—	95,042
States and political subdivisions	14,884	1,263	—	16,147
Corporates	1,270,408	139,129	(1,754)	1,407,783
Mortgage- and asset-backed securities	565,537	34,631	(3,937)	596,231

Total fixed-maturity securities	1,953,907	189,555	(5,700)	2,137,762
Equity securities	16,460	5,076	(53)	21,483

Total fixed-maturity and equity securities	$1,970,367	$194,631	$(5,753)	$2,159,245

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$18,452	$397	$(362)	$18,487
Foreign government	351,167	39,868	(604)	390,431
States and political subdivisions	35,591	1,044	(597)	36,038
Corporates	3,913,566	247,933	(43,852)	4,117,647
Mortgage- and asset-backed securities	1,819,282	65,675	(69,381)	1,815,576

Total fixed-maturity securities	6,138,058	354,917	(114,796)	6,378,179
Equity securities	45,937	4,111	(722)	49,326

Total fixed-maturity and equity securities	$6,183,995	$359,028	$(115,518)	$6,427,505

The fair value of invested assets, and therefore the unrealized gains and losses of the assets, are subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our intent to sell or whether it is more-likely-than-not we would be required to sell the investment before the expected recovery of the cost or amortized cost basis. Net unrealized gains were $188.9 million as of September 30, 2010, compared with $243.5 million as of December 31, 2009. The decline in net unrealized gains was primarily due to the smaller invested asset portfolio resulting from the Citi reinsurance transactions and our corporate reorganization.

As of September 30, 2010, the ten largest holdings within our invested asset portfolio were as follows:

Issuer	Amortized cost	Fair value	Unrealized gain
	(Dollars in thousands)
Government of Canada	$33,413	$37,408	$3,995
Verizon Communications Inc	13,513	15,780	2,267
General Electric Co.	13,693	15,615	1,922
National Rural Utilities Cooperative	11,949	15,465	3,516
Bank of America Corporation	12,703	14,076	1,373
ConocoPhillips	9,495	11,312	1,817
Enel SpA	10,539	11,170	631
Edison International	11,170	11,170	—
Medtronic Inc.	10,426	10,800	374
AT&T Inc.	8,767	10,341	1,574

Total	$135,668	$153,137	$17,469

Percent of total fixed-maturity and equity securities	7%	7%

For additional information, see Note 4 to the notes to our financial statements.

Due from reinsurers

	September 30, 2010	December 31, 2009	Change
	(In thousands)
Due from reinsurers—total	$3,668,585	$867,242	$2,801,343
Due from reinsurers—Canada	323,194	10,672	312,522

Due from reinsurers reflects future policy benefit reserves due from third-party reinsurers, including the Citi reinsurers. Such amounts are reported as due from reinsurers rather than offsetting future policy benefits. As a result, the effect of coinsuring 80% or 90% of our 2009 year-end in-force book significantly increased our due from reinsurers balance at September 30, 2010. The effect of foreign currency increased Canadian due from reinsurers by $6.9 million as of September 30, 2010.

Deferred policy acquisition costs

	September 30, 2010	December 31, 2009	Change
	(In thousands)
Deferred policy acquisition costs—total	$798,335	$2,789,905	$(1,991,570)
Deferred policy acquisition costs—Canada	141,670	356,122	(214,452)

The significant reduction in deferred policy acquisition costs is primarily a result of the term life DAC balances transferred to the Citi reinsurers based on their percentage of DAC on the specific policies covered under the applicable coinsurance agreements. The effect of foreign currency increased Canadian DAC by $3.0 million as of September 30, 2010.

Future policy benefits

	September 30, 2010	December 31, 2009	Change
	(In thousands)
Future policy benefits—total	$4,349,375	$4,197,454	$151,921
Future policy benefits—Canada	382,822	359,223	23,599

Consistent with other reinsurance transactions, the Citi reinsurance transactions did not relieve us of our direct liability to our policyholders even when the reinsurer is liable to us. As a result, these transactions had no impact on the balance of future policy benefits at September 30, 2010. The slight increase in future policy benefits relative to year-end 2009 was primarily a result of the aging of and growth in our in-force book of business. The effect of foreign currency increased Canadian future policy benefits by $8.2 million as of September 30, 2010.

Income taxes

	September 30, 2010	December 31, 2009	Change
	(In thousands)
Income taxes	$127,732	$890,617	$(762,885)

The decrease in income taxes from December 31, 2009, was largely due to recognizing the tax effects of the transactions we executed in connection with our corporate reorganization. Income taxes were also impacted by elections we made under Section 338(h)(10) of the Internal Revenue Code which reduced our deferred tax balances. Additionally, as a result of being consolidated in Citi’s federal income tax return, prior to the closing of and in accordance with our tax separation agreement, we prepaid our estimated tax liability through March 31, 2010. The advance tax payments we made to Citi exceeded our actual tax liabilities. As a result, we reduced tax assets and recorded the excess payment as a return of capital.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in the rules and regulations of the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Dividends and other payments to us from our subsidiaries are our principal sources of cash. Our primary uses of funds at our holding company level are expected to include the payment of general operating expenses, the payment of dividends and the payment of principal and interest to Citi under the Citi note. In November 2010, our board of directors declared a dividend of $0.01 per share payable on December 10, 2010 to all holders of record of common stock, deferred shares, restricted common stock and RSUs as of November 24, 2010.

The liquidity requirements of our subsidiaries principally relate to the liabilities associated with their distribution and underwriting of insurance products (including the payment of claims), distribution of investment and savings products, operating expenses, income taxes and the payment of dividends. Historically, our insurance subsidiaries have used cash flow from operations associated with our in-force book of term life insurance to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from policyholder premiums and investment income earned on invested assets that support our statutory capital and reserves. We also derive cash inflows from the distribution of investment and savings products and other products. Our principal outflows relate to payments for ceded premiums and benefits and claims. The principal cash inflows from investment activities result from repayments of principal and investment income, while the principal outflows relate to purchases of fixed-maturity securities. We typically hold cash sufficient to fund operating flows, and invest any excess cash. At September 30, 2010, our cash balance was $74.8 million and was significantly lower than at year-end 2009, primarily as a result of the cash distributions to Citi and other payables that were settled in April 2010.

Our distribution and underwriting of term life insurance places significant demands on our liquidity, particularly when we experience growth. We pay a substantial majority of the sales commission during the first year following the sale of a policy. Our underwriting activities also require significant cash outflows at the inception of a policy’s term. Following and as a result of the Citi reinsurance transactions (without giving effect to any other factors), the cash flows from our retained in-force book of term life insurance policies were significantly lower. This has reduced our operating cash flows for the near to intermediate term; however, we anticipate that cash flows from our businesses, including our existing block of policies and our investment and savings products, will continue to provide us with sufficient liquidity to meet our operating requirements. Over the next few years, we expect our growing premium revenue base from policies issued after the Citi reinsurance transactions to increase operating cash flows.

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

We typically generate positive cash flows from operating activities, as premiums, commissions and fees collected from our insurance and investment and savings products exceed benefits, commissions and operating expenses paid, and we invest the excess. Net cash used in financing activities primarily represents dividends paid to Citi. The components of the change in cash were as follows:

	Nine months ended September 30,
	2010	2009	Change
	(In thousands)
Net cash (used in) provided by operating activities	$(1,252)	$538,353	$(539,605)
Net cash provided by (used in) investing activities	715,707	(216,297)	932,004
Net cash used in financing activities	(1,289,141)	(38,450)	(1,250,691)
Effect of foreign exchange rate changes on cash	24,185	(5,844)	30,029

(Decrease) increase in cash	$(550,501)	$277,762	$(828,263)

The decrease in cash provided by operating activities for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009 was primarily the result of lower net cash flows on our term life insurance business and lower net investment income, both of which were substantially impacted by the Citi reinsurance transactions and our corporate reorganization. Additionally, there was an increase in income taxes paid in connection with the Citi reinsurance transactions. These cash outflows were partially offset by an increase in cash provided by our investment and savings products due to improved sales and higher values of client accounts on which we earn fees.

The increase in cash provided by investing activities for the nine months ended September 30, 2010, compared with the same period a year ago was primarily the result of significant securities sales activity and lower securities purchases as we increased our cash position in anticipation of the Transactions, partially offset by higher net purchases subsequent to the Transactions as we invested excess cash.

The increase in cash used in financing activities represents the cash payment of dividends paid to Citi as part of the Transactions, the cash portion of the Citi dividend declared in December 2009 and paid in January 2010, and the dividend to stockholders declared and paid in the third quarter of 2010.

Note Payable

In April 2010, we issued a $300.0 million note to Citi as part of our corporate reorganization in which Citi transferred to us the businesses that comprise our operations. Prior to the issuance of the Citi note, we had no outstanding debt. The Citi note bears interest at an annual rate of 5.5%, payable semi-annually in arrears on January 15 and July 15, and matures March 31, 2015. Citi may participate out, assign or sell all or any portion of the note at any time.

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

We were in compliance with all of the covenants of the Citi note at September 30, 2010. No events of default or defaults occurred during the six months ended September 30, 2010.

We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of September 30, 2010, our debt-to-capital ratio was 17.7%.

Short-term Borrowings

We had no short-term borrowings as of or during the nine months ended September 30, 2010.

Rating Agencies

Primerica Life’s financial strength rating is AA- by Standard & Poor’s; A+ (Superior) by A.M. Best and A+ by Fitch.

Risk-Based Capital

The NAIC has established risk-based capital (RBC) standards for U.S. life insurers, as well as a risk-based capital model act (the RBC Model Act) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

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

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk and foreign exchange risk. Primerica Life Canada is currently in compliance with Canada’s minimum capital requirements, as determined by OSFI.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. Sensitivity analysis measures the impact of hypothetical changes in interest rates, foreign exchange rates and other market rates or prices on the profitability of market-sensitive financial instruments.

The following discussion about the potential effects of changes in interest rates and Canadian currency exchange rates is based on so-called “shock-tests,” which model the effects of interest rate and Canadian exchange rate shifts on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock tests for changes in interest rates and Canadian currency exchange rates may have some limited use as benchmarks, they should not be viewed as forecasts. These disclosures also are selective in nature and address, in the case of interest rates, only the potential direct impact on our financial instruments, and in the case of Canadian currency exchange rates, the potential translation impact on net income from our Canadian subsidiaries. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates and Canadian currency exchange rates.

Interest rate risk

The carrying value of our invested asset portfolio, excluding policy loans and cash, as of September 30, 2010 was $2.18 billion and 99% of these investments were fixed-maturity securities. The primary market risk to our invested asset portfolio is interest rate risk associated with investments in fixed-maturity securities.

One means of assessing exposure of our fixed-maturity securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolio to decline by approximately $66.0 million, or 3.1%, based on our actual securities positions as of September 30, 2010.

Canadian currency risk

We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. For the nine months ended September 30, 2010, 16% of our revenues from operations, excluding realized investment gains, were generated by our Canadian operations. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar financial statements and a weaker Canadian dollar has the opposite effect. Historically, we have not hedged this exposure, although we may elect to do so in future periods.

One means of assessing exposure to changes in Canadian currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the nine months ended September 30, 2010 and 2009. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the nine months ended September 30, 2010 by approximately $6.9 million.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. These risks and uncertainties include, among others:

•	our failure to continue to attract new recruits, retain sales representatives and maintain the licensing of our sales representatives;

•	our or our sales representatives’ violation of or non-compliance with laws and regulations;

•	changes to the independent contractor status of our sales representatives;

•	our failure to protect the confidentiality of client information;

•	differences between our actual experience and our expectations regarding mortality, deferred policy acquisition costs (DAC) or persistency as reflected in the pricing for our insurance policies;

•	the occurrence of a catastrophic event that causes a large number of premature deaths of our insureds;

•

the failure of our investment and savings products to remain competitive with other investment options or the loss of our relationship with companies whose mutual fund and variable annuity products we offer;

•

changes in, or non-compliance with, federal and state legislation and regulation, including the Dodd-Frank Act and other legislation or regulation that affects our insurance, investment and savings products and loan businesses;

•	failure to meet risk-based capital (RBC) standards or other minimum capital and surplus requirements;

•	a downgrade or potential downgrade in our insurance subsidiaries’ financial strength ratings;

•	the effects of credit deterioration and interest rate fluctuations on our invested asset portfolio;

•	incorrectly valuing our investments;

•	inadequate or unaffordable reinsurance or the failure of our reinsurers, including Citi, to perform their obligations;

•	recent changes in accounting for DAC of insurance entities;

•	the continuing effects of the recent economic downturn and stringent lending credit policies;

•	changes in licensing requirements for our sales representatives;

•	a loss of our custodial or recordkeeping business arrangements;

•	inadequate policies and procedures regarding suitability review of client transactions;

•	the failure of, or legal challenges to, the support tools we provide to our sales force;

•	the inability of our subsidiaries to pay dividends or make distributions;

•	our ability to generate a sufficient amount of capital;

•	fluctuations in Canadian currency exchange rates;

•	our non-compliance with the covenants of the Citi note;

•	legal and regulatory investigations and actions concerning us or our sales representatives;

•	the competitive environment;

•	the loss of key personnel;

•	the failure of our information technology systems, breach of our security or failure of our business continuity plan;

•	conflicts of interests due to Citi’s significant interest in us, Warburg Pincus’ significant interest in us and the limited liability of Citi’s directors and officers for breach of fiduciary duty;

•	engagement by Citi in the same type of businesses that we conduct;

•	arrangements with Citi that may not be sustained at the same level as when we were controlled by Citi;

•	historical and pro forma financial data may not be a reliable indicator of future results;

•	incremental costs as a stand-alone public company;

•	substantial fluctuation in the price of our common stock; and

•	the future sale of our common stock or the perception that such a sale could occur.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from these matters. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

In February 2009, PFS Investments Inc. (“PFSI”) was served with a FINRA Statement of Claim alleging that a PFSI representative’s recommendation to claimant’s father caused him to surrender a life insurance policy and to transfer a variable annuity. The claimant’s father subsequently died, and the claimant is asking for the value of the surrendered death benefits and other damages under various theories of liability, including suitability. The FINRA final hearing began on September 28, 2010 and is ongoing. After consultation with its trial counsel, the Company believes that the evidence and law favor the Company’s position that the asserted claims are without merit. However, a proceeding of this nature is inherently unpredictable and, therefore, the proceeding could result in an adverse judgment with a material effect on the Company’s financial position or results of operations. The amount of any award in this matter is not reasonably estimable.

Item 1A.	Risk Factors.

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

Changes in accounting for DAC of insurance entities could significantly impact our accounting for certain of our direct and indirect costs and for our costs associated with unsuccessful contract acquisitions.

In October 2010, the Financial Accounting Standards Board, or FASB, issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26). The update revises the definition of deferred policy acquisition costs to reflect incremental costs directly related to the successful acquisition of new and renewed insurance contracts. The update creates a more limited definition than the prior guidance, which defines deferred policy acquisition costs as those that vary with, and primarily relate to, the acquisition of insurance contracts. The revised definition materially increases the portion of acquisition costs being expensed as incurred rather than deferred and amortized over the lives of the underlying policies. The update allows either prospective or retrospective adoption and is required to be adopted for our fiscal year beginning January 1, 2012. Implementation of this update could have a material adverse effect on our results of operations in the near term, as we would be required to accelerate the recognition of expenses associated with acquiring life insurance business.

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

Item 5.	Other Information.

The Board of Directors of Primerica, Inc. has determined that the 2011 Annual Meeting of Stockholders will be held at the Company’s headquarters in Duluth, Georgia, on Wednesday, May 18, 2011 at 10:00 a.m. EDT. Stockholders of record on March 21, 2011, will be notified of the meeting and will be eligible to vote.

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

Exhibit Number	Description

2.1	Securities Purchase Agreement dated February 8, 2010, by and among Citigroup Insurance Holding Corporation, Primerica, Inc., Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. (Incorporated by reference to Exhibit 2.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

4.1	Warrant to purchase 3,975,914 shares of common stock dated as of April 15, 2010 (Incorporated by reference to Exhibit 4.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

4.2	Warrant to purchase 127,196 shares of common stock dated as of April 15, 2010 (Incorporated by reference to Exhibit 4.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

4.3	Note Agreement dated April 1, 2010 between the Registrant, the Guarantors named therein and Citigroup Insurance Holding Corporation (Incorporated by reference to Exhibit 4.3 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

4.4	Note of the Registrant in favor of Citigroup Insurance Holding Company dated as of April 1, 2010 (Incorporated by reference to Exhibit 4.4 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

10.1	Intercompany Agreement dated as of April 7, 2010 by and between the Registrant and Citigroup Inc. (Incorporated by reference to Exhibit 10.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

10.2	Transition Services Agreement dated as of April 7, 2010 by and between the Registrant and Citigroup Inc. (Incorporated by reference to Exhibit 10.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

10.3	Long-Term Services Agreement dated as of April 7, 2010 by and between CitiLife Financial Limited and Primerica Life Insurance Company (Incorporated by reference to Exhibit 10.4 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

10.4	Common Stock Exchange Agreement dated as of April 15, 2010 among the Registrant, Warburg Pincus LLC and Warburg Pincus & Co. (Incorporated by reference to Exhibit 10.39 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

10.5	Registration Rights Agreement dated as of April 7, 2010 by and among Citigroup Insurance Holding Corporation, Warburg Pincus Private Equity X, L.P., Warburg Pincus X Partners, L.P. and the Registrant (Incorporated by reference to Exhibit 10.40 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

10.6

Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. D. Richard

Williams (Incorporated by reference to Exhibit 99.1 to Primerica’s Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680)

Exhibit Number	Description

10.7

Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. John A.

Addison, Jr. (Incorporated by reference to Exhibit 99.2 to Primerica’s Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680)

10.8

Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. Peter W.

Schneider (Incorporated by reference to Exhibit 99.3 to Primerica’s Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680)

10.9

Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. Glenn J.

Williams (Incorporated by reference to Exhibit 99.4 to Primerica’s Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680)

10.10

Employment Agreement, dated as of August 19, 2010, between the Registrant and Ms. Alison S.

Rand (Incorporated by reference to Exhibit 99.5 to Primerica’s Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680)

10.11

Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. Gregory C.

Pitts (Incorporated by reference to Exhibit 99.6 to Primerica’s Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John A. Addison Jr., Chairman of Primerica Distribution and Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer, John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

November 11, 2010	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)