Form 10-Q
period 2011-03-31
Primerica, Inc.
filed 2011-05-12
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of May 6, 2011
Common Stock, $.01 Par Value	73,597,404 shares

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Balance Sheets

	March 31, 2011 (unaudited)	December 31, 2010
	(In thousands)
Assets

Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,969,540 in 2011 and $1,929,757 in 2010)	$2,119,658	$2,081,361
Equity securities available for sale, at fair value (cost: $17,312 in 2011 and $17,394 in 2010)	23,252	23,213
Trading securities, at fair value (cost: $45,937 in 2011 and $22,619 in 2010)	46,176	22,767
Policy loans	25,721	26,229
Other invested assets	14	14

Total investments	2,214,821	2,153,584
Cash and cash equivalents	115,277	126,038
Accrued investment income	25,104	22,328
Due from reinsurers	3,770,966	3,731,634
Deferred policy acquisition costs	908,600	853,211
Premiums and other receivables	171,925	168,026
Intangible assets	74,479	75,357
Other assets	310,572	307,342
Separate account assets	2,582,881	2,446,786

Total assets	$10,174,625	$9,884,306

Liabilities and Stockholders’ Equity

Liabilities:
Future policy benefits	$4,470,185	$4,409,183
Unearned premiums	9,493	5,563
Policy claims and other benefits payable	241,193	229,895
Other policyholders’ funds	353,800	357,253
Note payable	300,000	300,000
Income taxes	142,780	136,226
Other liabilities	397,562	386,182
Payable under securities lending	186,089	181,726
Separate account liabilities	2,582,881	2,446,786

Total liabilities	8,683,983	8,452,814

Stockholders’ equity:
Common stock of $.01 par value. Authorized 500,000 shares in 2011 and 2010 and issued 73,188 shares in 2011 and 72,843 shares in 2010	732	728
Paid-in capital	889,654	883,168
Retained earnings	446,767	395,057
Accumulated other comprehensive income, net of income tax:
Unrealized foreign currency translation gains	59,221	56,492
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	96,543	98,322
Net unrealized investment losses other-than-temporarily impaired	(2,275)	(2,275)

Total stockholders’ equity	1,490,642	1,431,492

Total liabilities and stockholders’ equity	$10,174,625	$9,884,306

See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Statements of Income - Unaudited

	Three months ended March 31,
	2011	2010
	(In thousands)
Revenues:
Direct premiums	$552,069	$537,845
Ceded premiums	(422,238)	(148,119)

Net premiums	129,831	389,726
Commissions and fees	106,116	91,690
Net investment income	28,626	82,576
Realized investment gains, including other-than-temporary impairment losses	327	31,057
Other, net	11,452	11,893

Total revenues	276,352	606,942

Benefits and expenses:
Benefits and claims	57,635	170,735
Amortization of deferred policy acquisition costs	25,556	91,756
Sales commissions	50,356	43,881
Insurance expenses	9,552	37,529
Insurance commissions	5,000	6,371
Interest expense	6,997	—
Other operating expenses	40,111	36,268

Total benefits and expenses	195,207	386,540

Income before income taxes	81,145	220,402
Income taxes	28,678	77,116

Net income	$52,467	$143,286

Earnings per share:
Basic	$.69

Diluted	$.68

Weighted-average shares used in computing earnings per share:
Basic	72,671

Diluted	73,826

Supplemental disclosures:
Total impairment losses	$(267)	$(10,561)
Impairment losses recognized in other comprehensive income before income taxes	—	—

Net impairment losses recognized in earnings	(267)	(10,561)
Other net realized investment gains	594	41,618

Realized investment gains, including other-than-temporary impairment losses	$327	$31,057

See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Statements of Stockholders’ Equity - Unaudited

	Three months ended March 31,
	2011	2010
	(In thousands)
Common stock:
Balance, beginning of period	$728	$—
Net issuance of common stock	4	—

Balance, end of period	732	—

Paid-in capital:
Balance, beginning of period	883,168	1,124,096
Share-based compensation	5,322	279
Ceded capital adjustment	1,168	—
Net issuance of common stock	(4)	—
Net capital contributed from Citigroup Inc.	—	187,697

Balance, end of period	889,654	1,312,072

Retained earnings:
Balance, beginning of period	395,057	3,648,801
Net income	52,467	143,286
Dividends to stockholders ($0.01 per share)	(757)	—
Distributions to Citigroup Inc.	—	(3,491,556)

Balance, end of period	446,767	300,531

Accumulated other comprehensive income:
Balance, beginning of period	152,539	170,876
Change in foreign currency translation adjustment, net of income tax expense of $0 in 2011 and $(4,632) in 2010	2,730	12,185
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not other-than-temporarily impaired, net of income tax benefit of $2,078 in 2011 and $33,408 in 2010	(1,780)	(60,840)
Change in net unrealized investment gains (losses) other-than-temporarily impaired, net of income tax (expense) benefit of $0 in 2011 and $(6,395) in 2010	—	11,875

Balance, end of period	153,489	134,096

Total stockholders’ equity	$1,490,642	$1,746,699

See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Statements of Comprehensive Income - Unaudited

	Three months ended March 31,
	2011	2010
	(In thousands)
Net income	$52,467	$143,286
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains on investment securities	(3,638)	87,020
Reclassification adjustment for realized investment gains included in net income	(220)	(30,310)
Reclassification adjustment for unrealized holding gains on investment securities transferred	—	(132,688)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains	2,730	16,817

Total other comprehensive loss before income taxes	(1,128)	(59,161)

Income tax benefit related to items of other comprehensive loss	2,078	22,381

Other comprehensive income (loss), net of income tax benefit	950	(36,780)

Total comprehensive income	$53,417	$106,506

See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Statements of Cash Flows - Unaudited

	Three months ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$52,467	$143,286
Adjustments to reconcile net income to cash provided by operating activities:
Change in future policy benefits	32,159	40,979
Change in other policy benefits	11,775	25,951
Deferral of policy acquisition costs	(72,524)	(93,303)
Amortization of deferred policy acquisition costs	25,556	91,756
Change in income taxes	8,630	1,063
Realized investment (gains) losses, including other-than-temporary impairments	(327)	(31,057)
Accretion and amortization of investments	(1,867)	(490)
Income recognized on equity method investments	138	(624)
Depreciation and amortization	2,657	2,432
Change in due from reinsurers	(12,289)	(31,996)
Change in due to/from affiliates	—	(4,677)
Change in premiums and other receivables	(4,591)	(19,598)
Trading securities (acquired) sold, net	(23,547)	2,184
Share-based compensation	3,425	279
Other, net	(18,416)	(9,080)

Net cash provided by operating activities	3,246	117,105

Cash flows from investing activities:
Available-for sale investments sold, matured or called:
Fixed-maturity securities - sold	29,424	871,135
Fixed-maturity securities - matured or called	134,252	221,326
Equity securities	84	33,668
Available-for-sale investments acquired:
Fixed-maturity securities	(176,073)	(343,737)
Equity securities	(38)	(3,493)
Net decrease in policy loans and other invested assets	508	1,175
Purchases of furniture and equipment, net	(580)	(1,122)
Cash received (returned) as collateral on loaned securities, net	4,363	(381,059)
(Purchases) sales of short-term investments using securities lending collateral	(4,363)	381,059

Net cash (used in) provided by investing activities	(12,423)	778,952

Cash flows from financing activities:
Dividends to stockholders	(757)	—
Net distributions to Citigroup Inc.	—	(612,725)

Net cash used in financing activities	(757)	(612,725)
Effect of foreign exchange rate changes on cash	(827)	24,179

(Decrease) increase in cash and cash equivalents	(10,761)	307,511
Cash and cash equivalents, beginning of period	126,038	602,522

Cash and cash equivalents, end of period	$115,277	$910,033

Supplemental disclosures of cash flow information:
Income taxes paid	$20,807	$164,847
Interest paid	10,418	1,326
Impairment losses included in realized gains (losses) on sale of investments	267	10,561

Non-cash activities:
Share-based compensation	$5,322	$279
Net distributions to Citigroup Inc.	—	(2,015,470)
Ceded capital adjustment	1,168	—

See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements—Unaudited

(1) Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the Parent Company) together with its subsidiaries (collectively, we or the Company) is a leading distributor of financial products to middle income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc., a general agency and marketing company; Primerica Life Insurance Company (Primerica Life), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (Primerica Life Canada); and PFS Investments, Inc., an investment products company and broker-dealer. Primerica Life, domiciled in Massachusetts, owns National Benefit Life Insurance Company (NBLIC), a New York life insurance company. Each of these entities was indirectly wholly owned by Citigroup Inc. (together with its non-Primerica affiliates, Citi) through March 31, 2010.

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

The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (DAC), future policy benefit reserves and income taxes. Estimates for these and other items are subject to change and are reassessed by management in accordance with GAAP. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated and combined financial statements include the accounts of the Company and those entities required to be consolidated or combined under applicable accounting standards. All material intercompany profits, transactions, and balances among the consolidated or combined entities have been eliminated. Financial statements for dates subsequent to or periods ended after March 31, 2010 have been consolidated while financial statements for periods ended March 31, 2010 have been combined. These financial statements include those assets, liabilities, revenues, and expenses directly attributable to the Company’s operations.

The accompanying unaudited condensed consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2011 and December 31, 2010, and the statements of income, comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2011, and 2010. Results of operations for interim periods are not necessarily indicative of results for the entire year and, due to the transactions effected in connection with the Offering, are not necessarily indicative of the results to be expected in future periods.

The following unaudited condensed financial statements have been prepared pursuant to the rules and the regulations of the Securities and Exchange Commission (the SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications. Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on net income or total stockholders’ equity.

Significant Accounting Policies. All significant accounting policies remain unchanged from our Annual Report on Form 10-K for the year ended December 31, 2010 (the 2010 Annual Report).

Future Application of Accounting Principles

Accounting for Deferred Policy Acquisition Costs. In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26). The update creates a more limited definition than the current guidance, which defines deferred policy acquisition costs as those that vary with, and primarily relate to, the acquisition of insurance contracts. Under the revised definition, deferred acquisition costs will include incremental direct costs of contract acquisitions that result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. All other acquisition-related costs—including costs for soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development—will be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and will be charged to expense as incurred. The revised definition will increase the portion of acquisition costs being expensed as incurred rather than deferred and amortized over the lives of the underlying policies. The update allows either prospective or retrospective adoption and is required to be adopted for our fiscal year beginning January 1, 2012. While we have not yet determined the method of adoption and are currently unable to quantify the impact of implementation, we expect that this update may have a material adverse effect on our results of operations, as we will be required to accelerate the recognition of certain expenses associated with acquiring life insurance business. The update will have no impact on cash flows, taxes or required capital. The update will only impact the timing of expense recognition for certain acquisition costs.

Recent accounting guidance not discussed above is not applicable to or did not have an impact on our business. For additional information on new accounting pronouncements and their impact, if any, on our financial position or results of operations, see Note 1 of the notes to the consolidated and combined financial statements in our 2010 Annual Report.

(2) Corporate Reorganization

We were incorporated in Delaware in 2009 by Citi to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citi. These businesses, which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citi, were transferred to us on April 1, 2010. In conjunction with our reorganization, we issued to a wholly owned subsidiary of Citi (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citi in the initial public offering (the Offering) completed in April 2010; 16,412,440 shares of common stock were subsequently sold by Citi in April 2010 to certain private equity funds managed by Warburg Pincus LLC (Warburg Pincus) (the private sale); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with the Offering), (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were subsequently transferred by Citi to Warburg Pincus pursuant to the private sale), and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the Citi note). Prior to our corporate reorganization, we had no material assets or liabilities. Upon completion of the corporate reorganization, we became a holding company with our primary asset being the capital stock of our operating subsidiaries and our primary liability being the Citi note.

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

A fourth coinsurance agreement relates to a 10% reinsurance transaction that includes an experience refund provision. This agreement does not satisfy GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our balance sheet for assets backing the economic reserves. The deposit assets held in support of this agreement were $50.2 million at March 31, 2011, with no associated liability. We will make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on these deposit assets is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. We will pay Prime Re a 3% finance charge for any statutory reserves required above the economic reserves. This finance charge is reflected in interest expense in our statements of income.

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

Tax Separation Agreement

During the first quarter of 2010, our federal income tax return was included as part of Citi’s consolidated federal income tax return. In March 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citi. In accordance with the tax separation agreement, Citi will be responsible for and shall indemnify and hold the Company harmless from and against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability with respect to the Company for any taxable period ending on or before April 2010. After the closing date of the Offering, the Company was no longer part of Citi’s consolidated federal income tax return.

(3) Segment Information

We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. Information regarding assets by segment follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Assets:
Term life insurance segment	$5,893,587	$5,738,219
Investment and savings products segment	2,763,022	2,615,916
Corporate and other distributed products segment	1,518,016	1,530,171

Total assets	$10,174,625	$9,884,306

The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, Investment and Savings Product segment assets were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Investment and savings products segment assets, excluding separate accounts	$181,333	$170,326

Although we do not view our business in terms of geographic segmentation, details on our Canadian businesses’ percentage of total assets were as follows:

	March 31, 2011	December 31, 2010
Canadian assets as a percent of total assets	32%	31%
Canadian assets as a percent of total assets, excluding separate accounts	9%	9%

Information regarding operations by segment follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Revenues:
Term life insurance	$136,962	$447,178
Investment and savings products	100,846	86,693
Corporate and other distributed products	38,544	73,071

Total revenues	$276,352	$606,942

Income (loss) before income taxes:
Term life insurance	$57,648	$160,367
Investment and savings products	31,039	25,447
Corporate and other distributed products	(7,542)	34,588

Total income before income taxes	$81,145	$220,402

The significant decline in revenues and income (loss) before income taxes for the Term Life Insurance and Corporate and Other Distributed Products segments was primarily driven by the reinsurance and reorganization transactions discussed in Note 2.

Information regarding operations by country follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Revenues by country:
United States	$222,403	$512,000
Canada	53,949	94,942

Total revenues	$276,352	$606,942

Income before income taxes by country:
United States	$64,100	$180,369
Canada	17,045	40,033

Total income before income taxes	$81,145	$220,402

Details on the contribution to results of operations by our Canadian businesses were as follows:

	Three months ended March 31,
	2011	2010
Canadian revenues as a percent of total revenues	20%	16%
Canadian income before income taxes as a percent of total income before income taxes	21%	18%

The increase in the percentages of Canadian revenues and income before income taxes was primarily a result of lower U.S. revenues and income before income taxes due to the impact of our corporate reorganization in 2010 and an increase in the Canadian dollar exchange rate for the three months ended March 31, 2011 relative to the same period a year ago.

(4) Investments

The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities follow:

	March 31, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$16,573	$594	$(56)	$17,111
Foreign government	85,451	13,556	(13)	98,994
States and political subdivisions	26,740	1,012	(198)	27,554
Corporates	1,327,092	110,653	(3,114)	1,434,631
Mortgage- and asset-backed securities	513,684	29,850	(2,166)	541,368

Total fixed-maturity securities	1,969,540	155,665	(5,547)	2,119,658
Equity securities	17,312	6,050	(110)	23,252

Total fixed-maturity and equity securities	$1,986,852	$161,715	$(5,657)	$2,142,910

No other-than-temporary impairment losses recognized in AOCI as of March 31, 2011.

	December 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$21,596	$667	$(61)	$22,202
Foreign government	81,367	13,182	(8)	94,541
States and political subdivisions	26,758	754	(293)	27,219
Corporates (1)	1,276,906	112,821	(3,806)	1,385,921
Mortgage- and asset-backed securities	523,130	31,366	(3,018)	551,478

Total fixed-maturity securities	1,929,757	158,790	(7,186)	2,081,361
Equity securities	17,394	5,826	(7)	23,213

Total fixed-maturity and equity securities	$1,947,151	$164,616	$(7,193)	$2,104,574

(1)	Includes $3.5 million of other-than-temporary impairments losses recognized in AOCI.

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

As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Fair value of investments on deposit with governmental authorities	$18,897	$18,984

We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent it declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our balance sheet. We also accept collateral in the form of cash, all of which we reinvest. We primarily invest the cash collateral in short-term, highly rated securities. The cash collateral received is reflected as a payable under securities lending on our balance sheet with an offsetting other asset on our balance sheet. Cash collateral received and reinvested was as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Securities lending collateral	$186,089	$181,726

We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of these securities was as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Fixed-maturity securities classified as trading, carried at fair value	$46,176	$22,767

Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Fixed-maturity and equity security investments with cost basis in excess of fair value	$292,007	$258,947

The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2011
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
Fixed-maturity securities:
U.S. government and agencies	$6,365	$(56)	2	$—	$—	—
Foreign government	2,887	(13)	3	—	—	—
States and political subdivisions	5,737	(198)	12	—	—	—
Corporates	199,226	(2,669)	129	2,985	(445)	5
Mortgage- and asset-backed securities	35,876	(224)	26	31,703	(1,942)	18

Total fixed-maturity securities	250,091	(3,160)		34,688	(2,387)
Equity securities	1,539	(105)	5	32	(5)	2

Total fixed-maturity and equity securities	$251,630	$(3,265)		$34,720	$(2,392)

	December 31, 2010
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
Fixed-maturity securities:
U.S. government and agencies	$6,350	$(61)	2	$—	$—	—
Foreign government	2,478	(8)	1	—	—	—
States and political subdivisions	11,015	(293)	29	—	—	—
Corporates	151,291	(2,961)	104	12,690	(845)	14
Mortgage- and asset-backed securities	30,685	(365)	25	37,215	(2,653)	20

Total fixed-maturity securities	201,819	(3,688)		49,905	(3,498)
Equity securities	—	—	—	30	(7)	2

Total fixed-maturity and equity securities	$201,819	$(3,688)		$49,935	$(3,505)

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at March 31, 2011 follows.

	Cost or amortized cost	Fair value
	(In thousands)
Due in one year or less	$177,223	$182,704
Due after one year through five years	681,711	735,417
Due after five years through 10 years	558,685	616,132
Due after 10 years	38,237	44,037

	1,455,856	1,578,290
Mortgage- and asset-backed securities	513,684	541,368

Total fixed-maturity securities	$1,969,540	$2,119,658

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

The net effect on stockholders’ equity of unrealized gains and losses from investment securities was as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than-temporary impairments	$156,058	$157,423
Less foreign currency translation adjustment	(12,257)	(9,766)
Other-than-temporary impairments	3,500	3,500

Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	147,301	151,157
Less deferred income taxes	50,758	52,835

Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$96,543	$98,322

Investment Income

The components of net investment income were as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Fixed-maturity securities	$29,014	$83,814
Equity securities	188	1,239
Policy loans and other invested assets	328	317
Cash and cash equivalents	70	301
Market return on deposit asset underlying 10% reinsurance agreement	508	—

Gross investment income	30,108	85,671
Investment expenses	(1,482)	(3,095)

Net investment income	$28,626	$82,576

Trading portfolio gains included in net investment income were as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Trading portfolio gains included in net investment income	$44	$200

Trading portfolio (losses) gains included in net investment income from fixed-maturity securities still owned was as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Trading portfolio (losses) gains from fixed-maturity securities still owned	$(139)	$58

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Gross realized investment gains (losses):
Gains from sales	$812	$42,749
Losses from sales	(325)	(1,878)
Other-than-temporary impairments	(267)	(10,561)
Gains from derivatives	107	747

Net realized investment gains	$327	$31,057

Gross realized investment gains reclassified from accumulated other comprehensive income	$220	$30,310

Proceeds from sales or other redemptions	$163,760	$1,126,129

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

•	Analysis of residential mortgage-backed bonds based on loss projections provided by models compared to current credit enhancement levels;

•	Analysis of our other investments, as required based on the type of investment; and

•	Analysis of downward credit migrations that occurred during the quarter.

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	March 31, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$345	$1,058	$970	$1,558

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Impairments on fixed-maturity securities in default	$4	$1
Impairments on fixed-maturity securities not in default	260	10,559
Impairments on equity securities	3	1

Total impairment charges	$267	$10,561

The bonds noted above were considered to be other-than-temporarily impaired due to adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; and analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. During the three months ended March 31, 2011, we recognized impairment charges primarily as a result of further declines in the fair value of previously impaired corporate and mortgage-backed securities. During the three months ended March 31, 2010, we recognized impairments primarily as a result of our intent to sell certain corporate and mortgage-backed securities in anticipation of the reinsurance and reorganization transactions discussed in Note 2.

As of March 31, 2011, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability to hold these investments until a market price recovery or maturity as well as no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.

Net impairment losses recognized in earnings were as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or is more-likely-than-not that it will not be required to sell:
Total OTTI losses recognized	$—	$285
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	—	—

Net impairment losses recognized in earnings for securities that the Company does not intend to sell or is more-likely-than-not that it will not be required to sell before recovery	—	285

OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	267	10,276

Net impairment losses recognized in earnings	$267	$10,561

The year-to-date roll-forward of the credit-related losses recognized in income for all securities still held at March 31, 2011 follows:

	Cumulative OTTI credit-related losses recognized in income for available-for-sale securities
	January 1, 2011 cumulative OTTI credit losses recognized for securities still held	Additions for OTTI securities where no credit losses were recognized prior to January 1, 2011	Additions for OTTI securities where credit losses have been recognized prior to January 1, 2011	Reductions due to sales of credit impaired securities	March 31, 2011 cumulative OTTI credit losses recognized for securities still held
	(In thousands)
Corporates	$28,029	$4	$243	$(760)	$27,516
Mortgage- and asset-backed securities	13,100	—	18	—	13,118

Total	$41,129	$4	$261	$(760)	$40,634

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

The estimated fair value and hierarchy classifications were as follows:

	March 31, 2011
	Level 1	Level 2	Level 3	Fair value
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$17,111	$—	$17,111
Foreign government	—	98,994	—	98,994
States and political subdivisions	—	27,554	—	27,554
Corporates	—	1,410,178	24,453	1,434,631
Mortgage- and asset-backed securities	—	539,311	2,057	541,368

Total fixed-maturity securities	—	2,093,148	26,510	2,119,658
Equity securities	14,958	4,642	3,652	23,252
Trading securities	—	46,176	—	46,176
Separate accounts	—	2,582,881	—	2,582,881

Total fair value assets	$14,958	$4,726,847	$30,162	$4,771,967

Fair value liabilities:
Currency swaps and forwards	$—	$2,544	$—	$2,544
Separate accounts	—	2,582,881	—	2,582,881

Total fair value liabilities	$—	$2,585,425	$—	$2,585,425

	December 31, 2010
	Level 1	Level 2	Level 3	Fair value
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$22,202	$—	$22,202
Foreign government	—	94,541	—	94,541
States and political subdivisions	—	27,219	—	27,219
Corporates	—	1,366,774	19,147	1,385,921
Mortgage- and asset-backed securities	—	549,188	2,290	551,478

Total fixed-maturity securities	—	2,059,924	21,437	2,081,361
Equity securities	15,110	4,542	3,561	23,213
Trading securities	—	22,767	—	22,767
Separate accounts	—	2,446,786	—	2,446,786

Total fair value assets	$15,110	$4,534,019	$24,998	$4,574,127

Fair value liabilities:
Currency swaps and forwards	$—	$2,228	$—	$2,228
Separate accounts	—	2,446,786	—	2,446,786

Total fair value liabilities	$—	$2,449,014	$—	$2,449,014

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

The year-to-date roll forward of the Level 3 asset category was as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Level 3 assets, beginning of period	$24,998	$771,271
Net unrealized losses through other comprehensive income	(49)	(2,486)
Net realized gains through realized investment gains, including OTTI	595	1,076
Purchases	6,914	1,770
Sales	(5,835)	(23,987)
Settlements	(224)	(166)
Transfers into level 3	4,501	39,293
Transfers out of level 3	(738)	(221,056)
Transfers due to funding of reinsurance transactions	—	(522,372)

Level 3 assets, end of period	$30,162	$43,343

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. Invested assets included in the 2010 transfer from Level 3 to Level 2 were primarily non-agency mortgage-backed securities. Invested assets included in the transfer from Level 2 to Level 3 in 2011 and 2010 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data. There were no significant transfers between Level 1 and Level 2 or between Level 1 and Level 3 as of March 31, 2011.

Derivatives

We use foreign currency swaps to reduce our foreign exchange risk due to direct investment in foreign currency-denominated debt securities. The aggregate notional balance and fair value of our derivatives follow.

	March 31, 2011	December 31, 2010
	(In thousands)
Aggregate notional balance of derivatives	$5,878	$5,878
Aggregate fair value of derivatives	(2,544)	(2,228)

The change in fair value of these derivatives, as included in realized investment gains, including OTTI was as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Change in fair value	$107	$747

We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Deferred loss related to closed forward contracts	$26,385	$26,385

While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

Fair Value Option

The fair value of equity securities selected for fair value accounting was as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Fair value, beginning of period	$—	$7,693
Fair value, end of period	—	—

In connection with our corporate reorganization, in the first quarter of 2010, we transferred to Citi or sold to third parties all of the securities that had previously been accounted for using the fair value option. Fair value gains included in net investment income were as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Fair value gains included in net investment income	$—	$667

(5) Financial Instruments

The carrying values and estimated fair values of our financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$2,119,658	$2,119,658	$2,081,361	$2,081,361
Equity securities	23,252	23,252	23,213	23,213
Trading securities	46,176	46,176	22,767	22,767
Policy loans	25,721	25,721	26,229	26,229
Other invested assets	14	14	14	14
Deposit asset underlying 10% reinsurance agreement	50,223	50,223	50,099	50,099
Separate accounts	2,582,881	2,582,881	2,446,786	2,446,786

Liabilities:
Note payable	$300,000	$326,059	$300,000	$323,670
Currency swaps and forwards	2,544	2,544	2,228	2,228
Separate accounts	2,582,881	2,582,881	2,446,786	2,446,786

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

(6) Reinsurance

Reinsurance ceded arrangements do not relieve the Company of its primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers. Details on in-force life insurance follow:

	March 31, 2011	December 31, 2010
	(Dollars in millions)
Direct life insurance in force	$663,825	$662,135
Amounts ceded to other companies	(599,435)	(600,807)

Net life insurance in force	$64,390	$61,328

Percentage of reinsured life insurance in force	90.3%	90.7%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and ratings by reinsurer were as follows:

	March 31, 2011		December 31, 2010
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In millions)
Prime Reinsurance Company (1)	$2,377	NR	$2,353	NR
Financial Reassurance Company 2010, Ltd. (1)	346	NR	333	NR
American Health and Life Insurance Company (1)	157	A	156	A

Due from related party reinsurers	2,880		2,842
Swiss Re Life & Health America Inc.	240	A	242	A
SCOR Global Life Reinsurance Companies	142	A	139	A
Generali USA Life Reassurance Company	113	A	112	A
Transamerica Reinsurance Companies	101	A+	103	A+
Munich American Reassurance Company	93	A+	97	A+
Korean Reinsurance Company	89	A	83	A-
RGA Reinsurance Company	66	A+	64	A+
All other reinsurers	47	—	50	—

Due from reinsurers	$3,771		$3,732

(1)	Amounts shown are net of their share of the reinsurance recoverable from other reinsurers.

NR – not rated

In October 2010, a routine reinsurance audit identified payments to reinsurers that exceeded our obligations under our reinsurance agreements. We were uncertain of our ability to recover past ceded premiums, but in the fourth quarter of 2010, we approached our reinsurers and reached agreements to recover certain of these past ceded premiums for post-issue underwriting class upgrades. As a result, we reduced ceded premiums by approximately $8.7 million related to agreements obtained with certain reinsurers to recover ceded premiums. The $8.7 million of recoveries recognized in the first quarter of 2011 reflects the remaining agreements signed in the first quarter of 2011. No further recoveries are anticipated.

(7) Note Payable

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

We were in compliance with all of the covenants of the Citi note at March 31, 2011. No events of default or defaults occurred during the three months ended March 31, 2011.

(8) Stockholders’ Equity and Earnings Per Share

Prior to April 1, 2010, we had 100 shares of outstanding common stock. In the second quarter of 2010, we issued common stock as part of our corporate reorganization (see Note 2). A reconciliation of the number of shares of our common stock follows.

Three months ended March 31, 2011
(Shares in thousands)

Common stock, beginning of period	72,843
Shares of restricted common stock issued, net	337
Common shares issued upon lapse of restricted stock units (RSUs)	9
Common stock retired	(1)

Common stock, end of period	73,188

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

In calculating basic EPS, we deduct any dividends and undistributed earnings allocated to unvested equity awards from net income and then divide the result by the weighted-average number of common shares and fully vested equity awards outstanding for the period. We determine the potential dilutive effect of warrants on EPS using the treasury-stock method. Under this method, we utilize the exercise price to determine the amount of cash that would be available to repurchase shares if the warrants were exercised. We then use the average market price of our common shares during the reporting period to determine how many shares we could repurchase with the cash raised from the exercise. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares and fully vested equity awards incorporating the increased, fully diluted share count to determine diluted EPS. The calculation of basic and diluted EPS follows.

Three months ended March 31, 2011
(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$52,467
Income attributable to unvested participating securities	(2,103)

Net income used in calculating basic EPS	$50,364

Denominator:
Weighted-average vested shares	72,671

Basic EPS	$.69

Diluted EPS:
Numerator:
Net income	$52,467
Income attributable to unvested participating securities	(2,072)

Net income used in calculating diluted EPS	$50,395

Denominator:
Weighted-average vested shares	73,826

Diluted EPS	$.68

(9) Share-Based Transactions

As of March 31, 2011, the Company had outstanding equity awards under its Omnibus Incentive Plan (OIP). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. As of March 31, 2011, we had 2.7 million shares available for future grants under this plan.

All outstanding management awards have time-based vesting requirements, vesting over three years. For the three months ended March 31, 2011, we recognized approximately $3.4 million of expense in connection with management equity awards. This expense was partially offset by a tax benefit of approximately $1.2 million. As of March 31, 2011, total compensation cost not yet recognized in our financial statements related to management equity awards was $35.1 million, all of which was related to equity awards with time-based vesting conditions yet to be reached. We expect to recognize these amounts over a weighted-average period of approximately 2.3 years.

Certain quarterly incentive contests among our sales force leaders have performance-based vesting requirements whose service period and final vesting occur within the same calendar quarter. These awards are granted in the form of RSUs which are subject to sale restrictions expiring over the three years subsequent to being vested. These awards vary with and primarily relate to acquiring life insurance policies and therefore are deferred and amortized over the lives of the underlying policies acquired. For the three months ended March 31, 2011, we deferred $1.9 million, thereby increasing DAC on our balance sheet. This amount will be amortized over the terms of the underlying policies acquired.

All of our outstanding equity awards are eligible for dividends or dividend equivalents regardless of vesting status and therefore are included in our calculation of EPS under the two-class method. As such, subsequent vesting and expiration of sales restrictions will not materially impact basic or diluted EPS.

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

(11) Subsequent Events

On April 14, 2011, we entered into an agreement with Citi relating to an underwritten public offering of 12,000,000 shares of our common stock sold by Citi at a public offering price of $22.75 per share (the Secondary Offering). We did not receive any proceeds from the sale of these shares. The shares were issued and sold pursuant to our shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission (the SEC) on April 1, 2011 and was amended and declared effective on April 8, 2011, and the Company’s prospectus supplement dated April 14, 2011, as filed with the SEC.

As of March 31, 2011, Citi owned less than 40% of our outstanding common stock. Immediately after the completion of the Secondary Offering, Citi owned approximately 23% of our outstanding common stock. The Secondary Offering had no impact on Warburg Pincus’ ownership stake in our common stock of approximately 22% as of March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, the “Company”) for the period from December 31, 2010 to March 31, 2011. As a result, the following discussion should be read in conjunction with the consolidated and combined financial statements and notes that are included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to those discussed under the heading “Risk Factors” in the Prospectus Supplement dated April 12, 2011 filed as an exhibit to our Current Report on Form 8-K dated April 12, 2011. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•	The Transactions

•	Business Overview

•	Critical Accounting Estimates

•	Factors Affecting Our Results

•	Results of Operations

•	Financial Condition

•	Liquidity and Capital Resources

The Transactions

We refer to the corporate reorganization, the reinsurance transactions, the concurrent transactions and the private sale collectively as the “Transactions.” For additional information, see the section of MD&A entitled “The Transactions” included in our 2010 Annual Report.

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

Term Life Insurance. We distribute the term life insurance products that we originate through our three life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”); National Benefit Life Insurance Company (“NBLIC”); and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Our in-force term insurance policies have level premiums for the stated term period, which means the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. Policies with 20-year terms or more accounted for approximately 83% of the face amount of the policies we issued in the first three months of 2011. The average face amount of our in-force policies issued during the three months ended March 31, 2011 was approximately $260,000. Premiums are guaranteed to remain level during the initial term period, up to a maximum of 20 years in the United States. While premiums remain level over the initial term period, our claim obligations generally increase as our policyholders age. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of upfront acquisition costs and the payment of claims obligations, such that profits are realized ratably with the level premiums of the underlying policies.

Our Term Life Insurance segment results are primarily driven by sales and policies in force, accuracy of our pricing assumptions, terms and use of reinsurance, investment income, and expenses. As a result of the Citi reinsurance transactions, following the first quarter of 2010, the revenues and earnings of our Term Life Insurance segment initially declined in proportion to the amount of revenues and earnings historically associated with the book of term life insurance policies that we ceded to the Citi reinsurers. As we have added new in-force business, revenues and earnings of our Term Life Insurance segment have grown from these initial levels. We expect the rate of revenue and earnings growth in periods following the Citi reinsurance transactions to decelerate with each successive financial period as the size of our in-force book grows and incremental sales have a reduced marginal effect on the size of the then-existing in-force book.

Investment and Savings Products. We distribute mutual funds, annuities and segregated funds. In the United States, we distribute mutual fund products of several third-party companies and variable and fixed annuity products of MetLife, Inc., and its affiliates. In Canada, we offer our own Primerica-branded mutual funds, as well as mutual funds of other companies, and segregated funds, which are underwritten by Primerica Life Canada. Revenues associated with these products consist of commissions and fees earned at the time of sale, fees based on the asset values of client accounts and recordkeeping and custodial fees charged on a per-account basis.

Results in our Investment and Savings Products segment are driven by sales of mutual funds and annuities, the value of assets in client accounts for which we earn ongoing service and distribution fees and the number of fee generating accounts we administer. While our investment and savings products all have similar long-term earnings characteristics, our results in a given fiscal period are affected by changes in the overall mix of products within these broad categories.

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

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 to our consolidated and combined financial statements included in our 2010 Annual Report. The most significant items on the balance sheet are based on fair value determinations, accounting estimates and actuarial determinations which are susceptible to changes in future periods and which affect our results of operations and financial position.

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

During the three months ended March 31, 2011, there have been no changes in the items that we have identified as critical accounting estimates. For additional information, see the Critical Accounting Estimates section of MD&A included in our 2010 Annual Report.

Accounting for Deferred Policy Acquisition Costs. In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26). The update creates a more limited definition than the current guidance, which defines deferred policy acquisition costs as those that vary with, and primarily relate to, the acquisition of insurance contracts. Under the revised definition, deferred acquisition costs will include incremental direct costs of contract acquisitions that result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. All other acquisition-related costs—including costs for soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development—will be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and will be charged to expense as incurred. The revised definition will increase the portion of acquisition costs being expensed as incurred rather than deferred and amortized over the lives of the underlying policies. The update allows either prospective or retrospective adoption and is required to be adopted for our fiscal year beginning January 1, 2012. While we have not yet determined the method of adoption and are currently unable to quantify the impact of implementation, we expect that this update may have a material adverse effect on our results of operations, as we will be required to accelerate the recognition of certain expenses associated with acquiring life insurance business. The update will have no impact on cash flows, taxes or required capital. The update will only impact the timing of expense recognition for certain acquisition costs.

Factors Affecting Our Results

Economic Environment

The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming a Primerica sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels remain under pressure, as consumers take a more conservative financial posture including reevaluating their savings and debt management plans. As overall market and economic conditions have improved in recent periods, sales and the value of consumer investment products across a wide spectrum of asset classes have improved. The effects of these trends and conditions are discussed in the Segment Results section below.

Recruiting and Sales Representatives

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

For the three months ended March 31, 2011, recruiting declined to 52,813 new recruits from 58,085 in the first three months of 2010, reflecting the challenging economic environment and the absence of an incentive trip contest in the first half of 2011 due to our upcoming biennial convention scheduled for June 2011. The size of our life-licensed sales force declined to 92,212 sales representatives as of March 31, 2011 from 94,850 sales representatives as of December 31, 2010. Historically, the period from recruitment to licensure has been approximately three months. We believe that the decline in the life-licensed sales force is reflective of the seasonal decline in new recruits during the three months ended December 31, 2010 as well as the decline in new recruits during the three months ended March 31, 2011.

Term Life Insurance Segment

Our Term Life Insurance segment results are primarily driven by sales, accuracy of our pricing assumptions, terms and use of reinsurance, investment income and expenses.

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

The average number of licensed term life insurance sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per licensed sales representative were as follows:

	Three months ended March 31,
	2011	2010
Average number of life-licensed insurance sales representatives	93,001	98,156
Number of new policies issued	51,281	52,445
Average monthly rate of new policies issued per licensed sales representative	.18x	.18x

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

•

Persistency. We use historical experience to estimate pricing assumptions for persistency rates. Persistency is a measure of how long our insurance policies stay in force. As a general matter, persistency that is lower than our pricing assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. Determining the near-term effects of changes in persistency is more complicated. When persistency is lower than our pricing assumptions, we must accelerate the amortization of deferred policy acquisition costs (“DAC”). The resultant increase in amortization expense is offset by a corresponding release of reserves associated with lapsed policies, which causes a reduction in benefits and claims expense. The reserves associated with any given policy will change over the term of such policy. As a general matter, reserves are lowest at the inception of a policy term and rise steadily to a peak before declining to zero at the expiration of the policy term. Accordingly, depending on when the lapse occurs in relation to the overall policy term, the reduction in benefits and claims expense may be greater or less than the increase in amortization expense and, consequently, the effects on earnings for a given period could be positive or negative. Persistency levels are meaningful to our results to the extent actual experience deviates from the persistency assumptions used to price our products.

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

•

Investment Yields. We generally use a level investment yield rate which reflects yields currently available. For 2011 and 2010 new issues, we are using an increasing interest rate assumption to reflect the historically low interest rate environment. Both the DAC asset and the reserve liability increase with the assumed investment yield rate. Since the DAC asset is higher than the reserve liability in the early years of a policy, a lower assumed investment yield will result in lower profits. In the later years, when the reserve liability is higher than the DAC asset, a lower assumed investment yield will result in higher profits. Actual investment yields will impact the net investment income allocated to the Term Life Insurance segment, but will not impact the DAC asset or reserve liability.

Reinsurance. We use reinsurance extensively, which has a significant effect on our results of operations. Since the mid-1990s, we have reinsured between 60% and 90% of the mortality risk on our U.S. term life insurance policies on a yearly renewable term (“YRT”) basis. We have not generally reinsured the mortality risk on Canadian term life insurance polices. YRT reinsurance permits us to fix future mortality exposure at contractual rates by policy class. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement. The YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.

On March 31, 2010, we entered into various coinsurance agreements with the Citi reinsurers to cede between 80% and 90% of our term life insurance policies that were in force at year-end 2009 as part of our corporate reorganization.

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

Net Investment income. Term Life Insurance segment net investment income is composed of two elements: allocated net investment income and the market return associated with the deposit asset underlying the 10% reinsurance agreement we executed in connection with the Transactions. We allocate net investment income by applying the ratio of the book value of the invested assets allocated to the Term Life Insurance segment to the book value of the Company’s total invested assets to total net investment income, net of the income associated with the 10% reinsurance agreement. Invested assets are allocated to the Term Life segment based on the book value of the invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Net investment income is also impacted by the performance of our invested asset portfolio and the market return on the deposit asset which can be affected by interest rates, credit spreads and the mix of invested assets.

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

Corporate and Other Distributed Products Segment

We earn revenues and pay commissions and referral fees from the distribution of loan products, various other insurance products, prepaid legal services and other products, all of which are originated by third parties. NBLIC, our New York life insurance subsidiary, also underwrites a mail-order student life policy and a short-term disability benefit policy, neither of which is distributed by our sales force, and has in-force policies from several discontinued lines of insurance.

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

Results of Operations

Primerica, Inc. and Subsidiaries Actual Results

Our results of operations for the three months ended March 31 were as follows:

	Three months ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$552,069	$537,845	$14,224	3%
Ceded premiums	(422,238)	(148,119)	(274,119)	*

Net premiums	129,831	389,726	(259,895)	-67%
Commissions and fees	106,116	91,690	14,426	16%
Net investment income	28,626	82,576	(53,950)	-65%
Realized investment gains (losses), including OTTI	327	31,057	(30,730)	-99%
Other, net	11,452	11,893	(441)	-4%

Total revenues	276,352	606,942	(330,590)	-54%
Benefits and expenses:
Benefits and claims	57,635	170,735	(113,100)	-66%
Amortization of DAC	25,556	91,756	(66,200)	-72%
Sales commissions	50,356	43,881	6,475	15%
Insurance expenses	9,552	37,529	(27,977)	-75%
Insurance commissions	5,000	6,371	(1,371)	-22%
Interest expense	6,997	—	6,997	*
Other operating expenses	40,111	36,268	3,843	11%

Total benefits and expenses	195,207	386,540	(191,333)	-49%

Income before income taxes	81,145	220,402	(139,257)	-63%
Income taxes	28,678	77,116	(48,438)	-63%

Net income	$52,467	$143,286	$(90,819)	-63%

*	Not meaningful

Net premiums. Net premiums were lower for the three months ended March 31, 2011 primarily due to the significant increase in ceded premiums associated with the Citi reinsurance agreements executed on March 31, 2010. The effect of these agreements on net premiums impacted the Term Life Insurance segment.

Commissions and fees. The increase in commissions and fees for the three months ended March 31, 2011 was primarily driven by activity in our Investment and Savings Product segment as a result of improved market conditions and the increased demand for our products.

Net investment income. Net investment income declined in the three months ended March 31, 2011 primarily as a result of the impact on our invested asset portfolio of the asset transfers that we executed in connection with our corporate reorganization in 2010. On March 31, 2010, we transferred approximately $4.0 billion of assets to support the statutory liabilities assumed by the Citi reinsurers, and in April 2010, we paid dividends to Citi of approximately $675.7 million. Lower yields on invested assets also negatively impacted net investment income during the first quarter of 2011.

Total benefits and expenses. The decrease in total benefits and expenses for the three months ended March 31, 2011 largely reflects lower benefits and claims, lower amortization of DAC and lower insurance expenses as a result of the Citi reinsurance agreements. The changes associated with the Citi reinsurance agreements impacted the Term Life Insurance segment, while the changes in interest and other operating expenses primarily impacted the Corporate and Other Distributed Products segment.

Income taxes. Our effective income tax rate for the three months ended March 31, 2011 was 35.3%, compared with 35.0% for the three months ended March 31, 2010. In the first quarter of 2011, provision was made for income taxes on unremitted earnings of our Canadian subsidiaries, except where we deemed earnings to be permanently reinvested. This charge was partially offset by the benefit of a lower tax rate in Canada.

Segment Results

Term Life Insurance Segment Actual Results

We entered into the Citi reinsurance and reorganization transactions during March and April of 2010. As such, actual results for the three months ended March 31, 2010 do not reflect the Citi reinsurance and reorganization transactions and include income attributable to the underlying policies that were reinsured to Citi on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances transferred to the Citi reinsurers and a portion of the distributions to Citi made as part of our corporate reorganization. Term Life Insurance segment actual results were as follows:

	Three months ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$532,167	$517,932	$14,235	3%
Ceded premiums	(418,653)	(144,370)	(274,283)	*

Net premiums	113,514	373,562	(260,048)	-70%
Allocated net investment income	15,794	64,835	(49,041)	-76%
Other, net	7,654	8,781	(1,127)	-13%

Total revenues	136,962	447,178	(310,216)	-69%
Benefits and expenses:
Benefits and claims	47,351	161,109	(113,758)	-71%
Amortization of DAC	22,146	88,807	(66,661)	-75%
Insurance commissions	327	2,125	(1,798)	-85%
Insurance expenses	6,618	34,770	(28,152)	-81%
Interest expense	2,872	—	2,872	*

Total benefits and expenses	79,314	286,811	(207,497)	-72%

Income before income taxes	$57,648	$160,367	$(102,719)	-64%

*	Not meaningful

Because the Transactions impacted period-over-period comparability, we believe that the pro forma results presented below provide meaningful additional information necessary to evaluate our segment financial results.

Term Life Insurance Segment Pro Forma Results

Term Life Insurance segment pro forma results give effect to the Citi reinsurance transactions, by adjusting our actual results for the three months ended March 31, 2010 presented above to reflect the impact of the Citi reinsurance transactions on premiums, benefits and claims, and amortization of DAC as well as the expense allowance received from Citi on policies in force as of January 1, 2010. Pro forma results were also adjusted to reflect a finance charge associated with one of the Citi reinsurance agreements accounted for under the deposit method and pro rata allocations of net investment income earned on invested assets transferred to the Citi reinsurers.

On a pro forma basis, Term Life Insurance segment results were as follows:

	Three months ended March 31,		Change
	2011 (1)	2010	$	%
	(Dollars in thousands)
Pro forma revenues:
Direct premiums	$532,167	$517,932	$14,235	3%
Ceded premiums	(418,653)	(440,698)	(22,045)	-5%

Net premiums	113,514	77,234	36,280	47%
Allocated net investment income	15,794	16,496	(702)	-4%
Other, net	7,654	8,781	(1,127)	-13%

Total pro forma revenues	136,962	102,511	34,451	34%
Pro forma benefits and expenses:
Benefits and claims	47,351	32,905	14,446	44%
Amortization of DAC	22,146	17,418	4,728	27%
Insurance commissions	327	456	(129)	-28%
Insurance expenses	6,618	8,687	(2,069)	-24%
Interest expense	2,872	2,812	60	2%

Total pro forma benefits and expenses	79,314	62,278	17,036	27%

Pro forma income before income taxes	$57,648	$40,233	$17,415	43%

(1)	For the three months ended March 31, 2011, actual results reflect the effect of all transactions associated with our corporate reorganization. Therefore, there are no pro forma results for that period.

Net premiums. The strong growth in net premiums versus prior year primarily reflects incremental premiums on new business issued subsequent to the Citi reinsurance transactions. Net premiums included approximately $8.7 million related to ceded premium recoveries discussed in Note 6. Net premiums also benefited from continued improvements in persistency and a strong Canadian dollar.

Benefits and claims. Excluding the $8.7 million ceded premium recoveries noted above, benefits and claims grew faster than net premiums reflecting slightly adverse mortality and continued improvements in persistency.

Amortization of DAC. The growth in amortization of DAC was lower than the growth in net premiums due to the inclusion of a one-time DAC adjustment of approximately $2.2 million largely related to in-force business ceded to the Citi reinsurers and continued improvements in persistency.

Insurance expenses. Insurance expenses for the three months ended March 31, 2011 decreased primarily due to the release of management incentive compensation accruals in 2011 related to the 2010 fiscal year.

Term Life Insurance Product Sales

Sales of our term life insurance products have declined modestly in line with term life insurance industry trends and with the year-over-year decline in the size of our sales force. For the three months ended March 31, 2011, we issued 51,281 new policies, compared with 52,445 new policies for the same period in 2010.

Term Life Insurance Face Amount In Force

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,		Change
	2011	2010	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$656,791	$650,195	$6,596	1%
Issued face amount	16,735	17,997	(1,262)	-7%
Terminations	(17,247)	(18,867)	1,620	-9%
Foreign currency	2,244	2,464	(220)	*

Face amount in force, end of period (1)	$658,523	$651,790	$6,734	1%

*	Less than 1%
(1)	Totals may not add due to rounding.

Issued face amount decreased primarily due to lower policy sales and lower average size of policies issued. The decrease in terminations resulted from persistency that, while remaining below historical norms, has continued to improve.

Investment and Savings Product Segment Actual Results

The Transactions had no impact on the Investment and Savings Products segment. On an actual basis, Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$43,128	$36,363	$6,765	19%
Asset-based revenues	44,825	38,014	6,811	18%
Account-based revenues	10,432	10,208	224	2%
Other, net	2,461	2,108	353	17%

Total revenues	100,846	86,693	14,153	16%
Expenses:
Amortization of DAC	2,785	2,549	236	9%
Insurance commissions	2,140	1,809	331	18%
Sales commissions:
Sales-based	30,547	26,203	4,344	17%
Asset-based	15,451	12,715	2,736	22%
Other operating expenses	18,884	17,970	914	5%

Total expenses	69,807	61,246	8,561	14%

Income before income taxes	$31,039	$25,447	$5,592	22%

Supplemental information on the underlying metrics that drove results follows.

	Three months ended March 31,
	2011	2010
	(Dollars in millions and accounts in thousands)
Product sales
Mutual funds	$646.0	$594.7
Annuities and other	344.6	267.3

Total sales-based revenue generating product sales	990.6	862.1
Segregated funds	123.1	111.4

Total product sales (1)	$1,113.7	$973.5

Average client asset values
Mutual funds	$24,882	$22,543
Annuities and other	8,242	6,847
Segregated funds	2,477	2,105

Total average asset values in client accounts (1)	$35,602	$31,404

Average number of fee-generating accounts
Recordkeeping accounts	2,662	2,762
Custodial accounts	1,966	2,008

(1)	Totals may not add due to rounding.

Commissions and fees. For the three months ended March 31, 2011, commissions and fees increased primarily as a result of improving economic and market trends and client demand. Sales-based revenues primarily grew as a result of demand, while asset-based revenues were driven by improved equity valuations.

Amortization of DAC. The increase in DAC amortization for the three months ended March 31, 2011 was associated with our Canadian Segregated Funds products and is a result of increases in asset values.

Sales commissions. The increase in sales- and asset-based commissions for the three months ended March 31, 2011 was primarily driven by the increases in sales and assets noted above.

Other operating expenses. Other operating expenses increased slightly primarily as a result of growth in the business and expenses related to new product introductions, partially offset by the release of management incentive compensation accruals in 2011 related to the 2010 fiscal year.

Product sales. Investment and savings products sales were significantly higher in the first three months of 2011 than the comparable period in 2010. We believe the increase in sales reflects the focus by middle income consumers on savings and debt management.

Asset Values in Client Accounts

Changes in asset values in client accounts were as follows:

	Three months ended March 31,		Change
	2011	2010	$	%
	(Dollars in millions)
Asset values, beginning of period	$34,869	$31,303	$3,566	11%
Inflows	1,114	974	140	14%
Redemptions	(1,083)	(956)	(127)	13%
Change in market value, net and other	1,288	1,350	(62)	*

Asset values, end of period (1)	$36,187	$32,670	$3,517	11%

*	Less than 1%
(1)	Totals may not add due to rounding.

The assets in our clients’ accounts are invested in diversified funds composed mainly of U.S. and Canadian equity and fixed-income securities. Inflows increased consistent with the increase in sales volume. The amount of redemptions also increased reflecting the year-over-year increase in assets under management, even though actual redemption rates were level as a percent of average assets under management for both the first three months of 2011 and 2010. The market return on assets under management in 2011 and 2010 reflected general market value trends. Because a large portion of the revenues in our Investment and Savings Products segment are derived from commission and fee revenues that are based on the asset values in clients’ accounts, we have also seen an increase in our asset-based commission and fee revenues and expenses.

Corporate and Other Distributed Products Segment Actual Results

We entered into the reorganization transactions during March and April of 2010. As such, actual results for the three months ended March 31, 2010 do not reflect the reorganization transactions. Corporate and Other Distributed Products segment actual results were as follows:

	Three months ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$19,902	$19,913	$(11)	*
Ceded premiums	(3,585)	(3,749)	164	-4%

Net premiums	16,317	16,164	153	*
Commissions and fees	7,731	7,105	626	9%
Allocated net investment income	12,832	17,741	(4,909)	-28%
Realized investment gains (losses), including OTTI	327	31,057	(30,730)	-99%
Other, net	1,337	1,004	333	33%

Total revenues	38,544	73,071	(34,527)	-47%
Benefits and expenses:
Benefits and claims	10,284	9,626	658	7%
Amortization of DAC	625	400	225	56%
Insurance commissions	2,533	2,437	96	4%
Insurance expenses	2,934	2,759	175	6%
Sales commissions	4,358	4,963	(605)	-12%
Interest expense	4,125	—	4,125	*
Other operating expenses	21,227	18,298	2,929	16%

Total benefits and expenses	46,086	38,483	7,603	20%

(Loss) income before income taxes	$(7,542)	$34,588	$(42,130)	-122%

*	Less than 1% or not meaningful

Actual results for the three months ended March 31, 2010 presented above include net investment income earned on the invested assets backing the distributions to Citi made as part of our corporate reorganization.

Because the Transactions impacted period-over-period comparability, we believe that the pro forma results presented below provide meaningful additional information necessary to evaluate our segment financial results.

Corporate and Other Distributed Products Segment Pro Forma Results

Corporate and Other Distributed Products segment pro forma results give effect to the reorganization transactions. Net investment income was adjusted to reflect the pro rata share of income on invested assets distributed to Citi as part of our reorganization. Interest expense reflects the amount of interest that would have been accrued on the Citi note had it been in place as of January 1, 2010. Other operating expense adjustments reflect the ongoing expense from management equity awards granted in connection with the initial public offering.

On a pro forma basis, Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2011 (1)	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$19,902	$19,913	$(11)	*
Ceded premiums	(3,585)	(3,749)	164	-4%

Net premiums	16,317	16,164	153	*
Commissions and fees	7,731	7,105	626	9%
Allocated net investment income	12,832	11,345	1,487	13%
Realized investment gains (losses), including OTTI	327	31,057	(30,730)	-99%
Other, net	1,337	1,004	333	33%

Total revenues	38,544	66,675	(28,131)	-42%
Benefits and expenses:
Benefits and claims	10,284	9,626	658	7%
Amortization of DAC	625	400	225	56%
Insurance commissions	2,533	2,437	96	4%
Insurance expenses	2,934	2,759	175	6%
Sales commissions	4,358	4,963	(605)	-12%
Interest expense	4,125	4,125	—	*
Other operating expenses	21,227	21,374	(147)	*

Total benefits and expenses	46,084	45,684	402	*

(Loss) income before income taxes	$(7,542)	$20,991	$(28,533)	*

*	Less than 1%, or not meaningful
(1)	For the three months ended March 31, 2011, actual results reflect the effect of all transactions associated with our corporate reorganization. Therefore, there are no pro forma results for that period.

Total revenues were lower in the first quarter of 2011 primarily as a result of the realized investment gains recognized in the first quarter of 2010 in anticipation of our corporate reorganization. This impact was partially offset by a higher allocation of net investment income relative to the first quarter of 2010. Realized investment gains (losses) included $0.3 million of OTTI in the first quarter of 2011, compared with $10.6 million of OTTI in the first quarter of 2010.

Net premiums grew at a slower pace than benefits and claims as the increase in claims on our short-term disability line was only partially offset by an increase in production and the associated increase in premiums.

Our loan business continued to decline during the three months ended March 31, 2011, but was neutral to loss before income taxes when compared with the three months ended March 31, 2010.

Other operating expenses were flat in the first three months of 2011 as IPO-related costs incurred in the first three months of 2010 were replaced by ongoing operating expenses.

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

Fixed-maturity securities accounted for 98% of total investments at both March 31, 2011 and December 31, 2010. The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating of our fixed-maturity portfolio is single A, with an average duration of approximately 3.6 years. The distribution of our investments in fixed-maturity securities by rating follows.

	As of March 31, 2011	As of December 31, 2010
AAA	26%	27%
AA	9	9
A	22	22
BBB	36	36
Below investment grade	6	7
Not rated	*	*

Total (1)	100%	100%

*	Less than 1%
(1)	Totals may not add due to rounding.

As of March 31, 2011, the ten largest holdings within our invested asset portfolio were as follows:

Issuer	Amortized cost	Fair value	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$31,587	$35,887	$4,300	AAA
National Rural Utilities Cooperative	14,898	17,810	2,912	A+
General Electric Co	13,434	15,399	1,965	AA+
Verizon Communications Inc	13,492	15,227	1,735	A-
Bank of America Corporation	12,709	13,887	1,178	A
Medtronic Inc	12,543	12,739	196	AA-
ConocoPhillips	9,283	10,813	1,530	A
Enel SpA	10,541	10,753	212	A-
Edison International	10,809	10,748	(61)	B+
Banco Santander SA	9,893	9,927	34	AA

Total – ten largest holdings	$139,189	$153,190	$14,001

Total – fixed-maturity and equity securities	$2,033,028	$2,189,086	$156,058

Percent of total fixed-maturity and equity securities	7%	7%

For additional information, see Note 4 to the notes to our financial statements.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”), that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Liquidity and Capital Resources

Dividends and other payments to us from our subsidiaries are our principal sources of cash. Our primary uses of funds by the Parent Company include the payment of general operating expenses, the payment of dividends and the payment of principal and interest to Citi under the Citi note. In the future, we may enter into other debt financing arrangements that will require the payment of principal and interest, or, at the discretion of our Board of Directors, use excess capital to repurchase outstanding shares of our common stock in open market purchases or in privately negotiated transactions with one or more of our existing stockholders.

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

Our distribution and underwriting of term life insurance place significant demands on our liquidity, particularly when we experience growth. We pay a substantial majority of the sales commission during the first year following the sale of a policy. Our underwriting activities also require significant cash outflows at the inception of a policy’s term. Following and as a result of the Citi reinsurance transactions (without giving effect to any other factors), the cash flows from our retained in-force book of term life insurance policies were significantly lower. This has reduced our operating cash flows for the near to intermediate term; however, we anticipate that cash flows from our businesses, including our existing block of policies and our investment and savings products, will continue to provide us with sufficient liquidity to meet our operating requirements. Over the next few years, we expect our growing premium revenue base from policies issued after the Citi reinsurance transactions to increase operating cash flows.

We may seek to enhance our liquidity position or capital structure through borrowings from third-party sources, sales of debt or equity securities, reserve financing or some combination of these sources. The Model Regulation entitled Valuation of Life Insurance Policies, commonly known as Regulation XXX, requires insurers to carry statutory reserves for term life insurance policies with long-term premium guarantees which are often significantly in excess of the reserves that insurers deem necessary to satisfy claim obligations. Accordingly, many insurance companies have sought ways to reduce their capital needs by financing these excess reserves through bank financing, reinsurance arrangements and other financing transactions. We are presently evaluating how an excess reserve financing could generate statutory capital in the amount of approximately $300 million that could be distributed to the Parent Company as well as how other capital options may fit into our capital strategy. The amount and timing of any such transaction will be subject to regulatory approval and other factors and no assurance can be given that any such transaction will be executed in the near term or at all.

In April 2011, we filed with the Securities and Exchange Commission a shelf registration statement that enables us to offer and sell to the public our equity and debt securities from time to time as we may determine and enables certain of our stockholders to resell our shares of common stock held by them. Pursuant to this registration statement, Citi sold 12 million shares of our common stock in the open market, which significantly increased the public float of our common stock and which may make it feasible for us to consider adopting a stock repurchase program as part of our long-term capital strategy. If we successfully execute a structured excess reserve financing arrangement, we currently expect to use a portion of our then-available capital to fund share repurchases.

Cash Flows

Cash flows from operating activities are affected primarily by the timing of premiums received, commissions and fees received, benefits paid, commissions paid to sales representatives, administrative and selling expenses, investment income, and cash taxes. Our principal source of cash historically has been premiums received on term life insurance policies in force.

We typically generate positive cash flows from operating activities, as premiums, commissions and fees collected from our insurance and investment and savings products exceed benefits, commissions and operating expenses paid, and we invest the excess. Net cash used in financing activities primarily represents dividends paid to stockholders, which prior to April 1, 2010 were only paid to Citi as our sole stockholder. The components of the change in cash were as follows:

	Three months ended March 31,
	2011	2010	Change
	(In thousands)
Net cash provided by operating activities	$3,246	$117,105	$(113,859)
Net cash (used in) provided by investing activities	(12,423)	778,952	(791,375)
Net cash used in financing activities	(757)	(612,725)	611,968
Effect of foreign exchange rate changes on cash	(827)	24,179	(25,006)

(Decrease) increase in cash and cash equivalents	$(10,761)	$307,511	$(318,272)

Operating Activities. The change in operating cash flows for the three months ended March 31, 2011, compared with the three months ended March 31, 2010 was primarily the result of lower net cash flow from our term life insurance business and lower net investment income, both of which were significantly impacted by the Citi reinsurance transactions and our corporate reorganization.

Investing Activities. The change in investing cash flows for the three months ended March 31, 2011, compared with the same period a year ago was primarily the result of sales of securities during the first quarter of 2010 as we increased our cash position to fund distributions to Citi in connection with the Transactions.

Financing Activities. The change in financing cash flows was primarily due to the 2010 distributions paid to Citi in connection with the Transactions as well as the first quarter of 2010 payment of the 2009 dividend declared to Citi.

Citi Note

In April 2010, we issued a $300.0 million note to Citi as part of our corporate reorganization. Prior to the issuance of the Citi note, we had no outstanding debt. The Citi note bears interest at an annual rate of 5.5%, payable semi-annually in arrears on January 15 and July 15, and matures March 31, 2015.

We have the option to redeem the Citi note in whole or in part at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption. The terms of the Citi note also require us to use our commercially reasonable efforts to arrange and consummate an offering of investment-grade debt securities, trust preferred securities, surplus notes, hybrid securities or convertible debt that generates sufficient net cash proceeds (after deducting fees and expenses) to repay the note in full at certain mutually agreeable dates, based on certain conditions.

We were in compliance with all of the covenants of the Citi note at March 31, 2011. No events of default or defaults occurred during the three months ended March 31, 2011.

We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of March 31, 2011, our debt-to-capital ratio was 16.8%.

Short-term Borrowings

We had no short-term borrowings as of or during the three months ended March 31, 2011.

Rating Agencies

Primerica Life’s financial strength rating is AA- with a stable outlook by Standard & Poor’s; A+ with a negative outlook by A.M. Best Company and A+ with a stable outlook by Fitch.

Risk-Based Capital

The NAIC has established risk-based capital (“RBC”) standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

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

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk and foreign exchange risk. Primerica Life Canada is in compliance with Canada’s minimum capital requirements as of March 31, 2011, as determined by OSFI.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements made by our officials and their respective subsidiaries during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in the Prospectus Supplement dated April 12, 2011 filed as an exhibit to our Current Report on Form 8-K dated April 12, 2011.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this document and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•	our failure to continue to attract and license new recruits, retain sales representatives, or maintain the licensing of our sales representatives;

•	changes to the independent contractor status of our sales representatives;

•	our or our sales representatives’ violation of or non-compliance with laws and regulations;

•	our failure to protect the confidentiality of client information;

•	differences between our actual experience and our expectations regarding mortality, persistency, expenses and investment yields as reflected in the pricing for our insurance policies;

•	the occurrence of a catastrophic event that causes a large number of premature deaths of our insureds;

•

changes in, or non-compliance with, federal and state legislation and regulation, including the Dodd-Frank Act and other legislation or regulation that affects our insurance, investment product and loan businesses;

•	our failure to meet RBC standards or other minimum capital and surplus requirements;

•	a downgrade or potential downgrade in our insurance subsidiaries’ financial strength ratings;

•	the effects of credit deterioration and interest rate fluctuations on our invested asset portfolio;

•	incorrectly valuing our investments;

•	inadequate or unaffordable reinsurance or the failure of our reinsurers to perform their obligations;

•	recent changes in accounting for DAC of insurance entities and other changes in accounting standards;

•	the failure of our investment products to remain competitive with other investment options;

•	heightened standards of conduct or more stringent licensing requirements for our sales representatives;

•	inadequate policies and procedures regarding suitability review of client transactions;

•	the failure of, or legal challenges to, the support tools we provide to our sales force;

•	the inability of our subsidiaries to pay dividends or make distributions;

•	the effects of a delay in the recovery of the U.S. and Canadian economies;

•	our ability to generate and maintain a sufficient amount of capital;

•	our non-compliance with the covenants of the Citi note;

•	legal and regulatory investigations and actions concerning us or our sales representatives;

•	the competitive environment;

•	the loss of key personnel;

•	the failure of our information technology systems, breach of our information security or failure of our business continuity plan;

•	fluctuations in Canadian currency exchange rates;

•	conflicts of interests due to Citi’s significant interest in us, Warburg Pincus’ significant interest in us and the limited liability of Citi’s directors and officers for breach of fiduciary duty;

•	engagement by Citi in the same type of businesses that we conduct; and

•	substantial fluctuation in the price of our common stock, the future sale of our common stock or the perception that such a sale could occur.

Developments in any of these areas could cause actual results to differ materially from those anticipated or projected or cause a significant reduction in the market price of our common stock.

The foregoing list of risks and uncertainties may not contain all of the risks and uncertainties that could affect us. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this document may not in fact occur. Accordingly, undue reliance should not be placed on these statements. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate risk

The fair value of the fixed-maturity securities in our invested asset portfolio as of March 31, 2011 was $2.17 billion. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolios to decline by approximately $70.6 million, or 3.3%, based on our actual securities positions as of March 31, 2011.

Canadian currency risk

We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. For the three months ended March 31, 2011, 20% of our revenues from operations, excluding realized investment gains, were generated by our Canadian operations. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar financial statements and a weaker Canadian dollar has the opposite effect. Historically, we have not hedged this exposure, although we may elect to do so in future periods.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the three months ended March 31, 2011. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our net income before income taxes for the three months ended March 31, 2011 by approximately $1.7 million.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

The Risk Factors contained in the 2010 Annual Report are incorporated herein by reference except to the extent they have changed materially as described in Item 8.01 to the Current Report on Form 8-K dated April 12, 2011 and as disclosed under the heading “Risk Factors” in Exhibit 99.1 thereto, which disclosure is incorporated herein by reference.

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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680)).

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer, John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

May 11, 2011	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)