Form 10-Q
period 2011-06-30
Primerica, Inc.
filed 2011-08-09
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of August 5, 2011
Common Stock, $.01 Par Value	73,718,177 shares

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PRIMERICA, INC. AND SUBSIDIARIES
Condensed Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
	(In thousands, except per-share amounts)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,934,312 in 2011 and $1,929,757 in 2010)	$2,099,236	$2,081,361
Equity securities available for sale, at fair value (cost: $16,605 in 2011 and $17,394 in 2010)	22,786	23,213
Trading securities, at fair value (cost: $36,101 in 2011 and $22,619 in 2010 )	35,877	22,767
Policy loans	25,049	26,229
Other invested assets	14	14
Total investments	2,182,962	2,153,584
Cash and cash equivalents	114,051	126,038
Accrued investment income	23,446	22,328
Due from reinsurers	3,795,348	3,731,634
Deferred policy acquisition costs, net	966,094	853,211
Premiums and other receivables	178,917	168,026
Intangible assets	73,629	75,357
Other assets	291,490	307,342
Separate account assets	2,544,429	2,446,786
Total assets	$10,170,366	$9,884,306
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$4,532,615	$4,409,183
Unearned premiums	8,102	5,563
Policy claims and other benefits payable	233,964	229,895
Other policyholders’ funds	346,136	357,253
Note payable	300,000	300,000
Income taxes	130,283	136,226
Other liabilities	364,533	386,182
Payable under securities lending	163,342	181,726
Separate account liabilities	2,544,429	2,446,786
Total liabilities	8,623,404	8,452,814
Stockholders’ equity:
Common Stock of $.01 par value. Authorized 500,000 in 2011 and 2010 and issued 73,603 shares in 2011 and 72,843 shares in 2010	736	728
Paid-in capital	894,018	883,168
Retained earnings	488,520	395,057
Accumulated other comprehensive income, net of income tax:
Unrealized foreign currency translation gains	60,316	56,492
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	105,647	98,322
Net unrealized investment losses other-than-temporarily impaired	(2,275)	(2,275)
Total stockholders’ equity	1,546,962	1,431,492
Total liabilities and stockholders’ equity	$10,170,366	$9,884,306
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Statements of Income - Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$560,881	$547,455	$1,112,950	$1,085,300
Ceded premiums	(435,564)	(447,213)	(857,802)	(595,332)
Net premiums	125,317	100,242	255,148	489,968
Commissions and fees	108,698	93,226	214,814	184,915
Net investment income	27,229	27,991	55,855	110,568
Realized investment gains, including other-than-temporary impairment losses	2,035	374	2,362	31,429
Other, net	11,816	12,466	23,268	24,359
Total revenues	275,095	234,299	551,447	841,239
Benefits and expenses:
Benefits and claims	57,272	45,124	114,907	215,859
Amortization of deferred policy acquisition costs	27,385	22,899	52,941	114,655
Sales commissions	50,163	43,511	100,519	87,393
Insurance expenses	19,154	10,083	28,706	47,610
Insurance commissions	4,219	4,233	9,219	10,601
Interest expense	6,998	6,928	13,995	6,928
Other operating expenses	41,743	65,183	81,854	101,453
Total benefits and expenses	206,934	197,961	402,141	584,499
Income before income taxes	68,161	36,338	149,306	256,740
Income taxes	24,138	14,330	52,816	91,446
Net income	$44,023	$22,008	$96,490	$165,294
Earnings per share:
Basic	$0.58	$0.29	$1.28	$2.20	(1)
Diluted	$0.58	$0.29	$1.26	$2.18	(1)
Weighted-average shares used in computing earnings per share:
Basic	73,457	71,844	73,067	71,844	(1)
Diluted	74,201	72,734	74,028	72,734	(1)
(1) Pro forma basis using weighted-average shares, including the shares issued or issuable upon lapse of restrictions following our April 1, 2010 corporate reorganization as though they had been issued and outstanding on January 1, 2010.

Supplemental disclosures:
Total impairment losses	$(66)	$(1,808)	$(333)	$(12,369)
Impairment losses recognized in other comprehensive income before income taxes	—	553	—	553
Net impairment losses recognized in earnings	(66)	(1,255)	(333)	(11,816)
Other net realized investment gains	2,101	1,629	2,695	43,245
Realized investment gains, including other-than-temporary impairment losses	$2,035	$374	$2,362	$31,429
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Statements of Stockholders’ Equity - Unaudited

	Six months ended
	June 30,
	2011	2010
	(In thousands)
Common stock:
Balance, beginning of period	$728	$—
Net issuance of common stock	8	727
Balance, end of period	736	727
Paid-in capital:
Balance, beginning of period	883,168	1,124,096
Share-based compensation	12,136	33,406
Net issuance of common stock	(8)	(727)
Net capital contributed (to) from Citi	(1,278)	172,806
Issuance of warrants to Citi	—	18,464
Issuance of note payable to Citi	—	(300,000)
Tax election under Section 338(h)(10) of the Internal Revenue Code	—	(177,339)
Balance, end of period	894,018	870,706
Retained earnings:
Balance, beginning of period	395,057	3,648,801
Net income	96,490	165,294
Dividends to stockholders ($0.04 per share in 2011)	(3,027)	—
Distributions of warrants to Citi	—	(18,464)
Distributions to Citi	—	(3,491,556)
Balance, end of period	488,520	304,075
Accumulated other comprehensive income:
Balance, beginning of period	152,539	170,876
Change in foreign currency translation adjustment, net of income tax expense of $0 in 2011 and $4,630 in 2010	3,824	7,396
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $2,825 in 2011 and $(26,418) in 2010	7,325	(48,601)
Change in net unrealized investment gains (losses) other-than-temporarily impaired, net of income tax expense of $0 in 2011 and $6,686 in 2010	—	12,417
Balance, end of period	163,688	142,088
Total stockholders’ equity	$1,546,962	$1,317,596
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Statements of Comprehensive Income - Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$44,023	$22,008	$96,490	$165,294
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized gains on investment securities	16,081	20,849	12,443	107,869
Reclassification adjustment for realized investment gains included in net income	(2,073)	(787)	(2,293)	(31,097)
Reclassification adjustment for unrealized gains on investment securities transferred	—	—	—	(132,688)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains	1,094	(4,792)	3,824	12,027
Total other comprehensive income (loss) before income taxes	15,102	15,270	13,974	(43,889)
Income tax expense (benefit) related to items of other comprehensive income (loss)	4,903	7,280	2,825	(15,101)
Other comprehensive income (loss), net of income taxes	10,199	7,990	11,149	(28,788)
Total comprehensive income	$54,222	$29,998	$107,639	$136,506
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Statements of Cash Flows - Unaudited

	Six months ended
	June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$96,490	$165,294
Adjustments to reconcile net income to cash provided by operating activities:
Change in future policy benefits and other policy benefits	35,579	56,019
Deferral of policy acquisition costs	(153,670)	(159,406)
Amortization of deferred policy acquisition costs	52,941	114,655
Change in income taxes	(7,030)	(12,556)
Realized investment gains, including other-than-temporary impairments	(2,362)	(31,429)
Accretion and amortization of investments	(1,910)	(1,254)
Loss (income) recognized on equity method investments	395	(188)
Depreciation and amortization	5,265	4,814
Change in due from reinsurers	17,795	3,552
Change in due to/from affiliates	—	(44,012)
Change in premiums and other receivables	(11,575)	(27,564)
Trading securities (acquired) sold, net	(13,505)	2,905
Share-based compensation	3,598	27,139
Other, net	(32,261)	(38,761)
Net cash (used in) provided by operating activities	(10,250)	59,208
Cash flows from investing activities:
Available-for sale investments sold, matured or called:
Fixed-maturity securities - sold	36,635	931,831
Fixed-maturity securities - matured or called	230,947	313,230
Equity securities	3,026	33,955
Available-for-sale investments acquired:
Fixed-maturity securities	(267,793)	(452,450)
Equity securities	(73)	(3,887)
Net decrease in policy loans	1,180	2,082
Purchases of furniture and equipment, net	(1,262)	(3,991)
Cash collateral returned on loaned securities, net	(18,384)	(349,045)
Sales of short-term investments using securities lending collateral, net	18,384	349,045
Net cash provided by investing activities	2,660	820,770
Cash flows from financing activities:
Dividends to stockholders	(3,027)	—
Net distributions to Citi	—	(1,288,391)
Net cash used in financing activities	(3,027)	(1,288,391)
Effect of foreign exchange rate changes on cash	(1,370)	16,397
Decrease in cash and cash equivalents	(11,987)	(392,016)
Cash and cash equivalents, beginning of period	126,038	602,522
Cash and cash equivalents, end of period	$114,051	$210,506
Supplemental disclosures of cash flow information:
Income taxes paid	$60,925	$190,822
Interest paid	13,316	2,278
Impairment losses included in realized investment gains	333	11,816
Non-cash activities:
Share-based compensation	$16,244	$33,406
Net distributions to Citi	1,278	(2,030,359)
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
The accompanying unaudited condensed consolidated and combined financial statements include the accounts of the Company and those entities required to be consolidated or combined under applicable accounting standards. All material intercompany profits, transactions, and balances among the consolidated or combined entities have been eliminated. Financial statements for dates subsequent to or periods beginning after March 31, 2010 have been consolidated while financial statements for periods ended before April 1, 2010 have been combined. These financial statements include those assets, liabilities, revenues, and expenses directly attributable to the Company’s operations.

The accompanying unaudited condensed consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2011 and December 31, 2010, and the statements of income and comprehensive income for the three and six months ended June 30, 2011 and 2010, and the statements of stockholders' equity and cash flows for the six months ended June 30, 2011 and 2010. Results of operations for interim periods are not necessarily indicative of results for the entire year and, due to the transactions effected in connection with the Offering, are not necessarily indicative of the results to be expected in future periods.
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

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2010 Annual Report.
Future Application of Accounting Principles
Accounting for Deferred Policy Acquisition Costs. In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26). The update creates a more limited definition than the current guidance, which defines deferred policy acquisition costs as those that vary with, and primarily relate to, the acquisition of insurance contracts. Under the revised definition, deferred acquisition costs will include incremental direct costs of contract acquisitions that result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. All other acquisition-related costs — including costs for soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development — will be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and will be charged to expense as incurred. The revised definition will increase the portion of acquisition costs being expensed as incurred rather than deferred and amortized over the lives of the underlying policies. The update allows either prospective or retrospective adoption and is required to be adopted for our fiscal year beginning January 1, 2012. While we have not yet determined the method of adoption and are currently unable to quantify the impact of implementation, we expect that this update may have a material adverse effect on our results of operations, as we will be required to accelerate the recognition of certain expenses associated with acquiring life insurance business. The update will have no impact on cash flows or required capital. The update will only impact the timing of expense recognition for certain acquisition costs.
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
Three of the Citi coinsurance agreements satisfy GAAP risk transfer rules. Under these agreements, we ceded between 80% and 90% of our term life future policy benefit reserves, and we transferred a corresponding amount of assets to the Citi reinsurers. These transactions did not impact our future policy benefit reserves. As such, we have recorded an asset for the same amount of risk transferred in due from reinsurers. We also reduced DAC by a corresponding amount, which reduces future amortization expenses. In addition, we are transferring between 80% and 90% of all future premiums and benefits and claims associated with these policies to the corresponding reinsurance entities. We receive ongoing ceding allowances, which are reflected as a reduction to insurance expenses, to cover policy and claims administration expenses as well as certain corporate overhead charges under each of these reinsurance contracts.
A fourth coinsurance agreement relates to a 10% reinsurance transaction that includes an experience refund provision. This agreement does not satisfy GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our balance sheet for assets backing the economic reserves. The deposit assets held in support of this agreement were $51.8 million at June 30, 2011, with no associated liability. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on these deposit assets is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. We pay Prime Re a 3% finance charge for any statutory reserves required above the economic reserves. This finance charge is reflected in interest expense in our statements of income.
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
Tax Separation Agreement
During the first quarter of 2010, our federal income tax return was included as part of Citi’s consolidated federal income tax return. In March 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citi. In accordance with the tax separation agreement, Citi is responsible for and shall indemnify and hold the Company harmless from and against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability with respect to the Company for any taxable period ending on or before April 2010. After the closing date of the Offering, the Company was no longer part of Citi’s consolidated federal income tax return.

(3)	Segment Information
We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. Information regarding assets by segment follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Assets:
Term life insurance segment	$5,975,952	$5,738,219
Investment and savings products segment	2,740,455	2,615,916
Corporate and other distributed products segment	1,453,959	1,530,171
Total assets	$10,170,366	$9,884,306
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, Investment and Savings Product segment assets were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Investment and savings products segment assets, excluding separate accounts	$197,219	$170,326
Although we do not view our business in terms of geographic segmentation, details on our Canadian businesses’ percentage of total assets were as follows:

	June 30, 2011	December 31, 2010
Canadian assets as a percent of total assets	32%	31%
Canadian assets as a percent of total assets, excluding separate accounts	9%	9%

Information regarding operations by segment follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Term life insurance	$131,641	$108,389	$268,603	$555,567
Investment and savings products	104,586	88,218	205,432	174,911
Corporate and other distributed products	38,868	37,692	77,412	110,761
Total revenues	$275,095	$234,299	$551,447	$841,239
Income (loss) before income taxes:
Term life insurance	$45,781	$44,095	$103,429	$204,462
Investment and savings products	30,470	26,735	61,509	52,182
Corporate and other distributed products	(8,090)	(34,492)	(15,632)	96
Total income before income taxes	$68,161	$36,338	$149,306	$256,740
The increase in total revenues for the three months ended June 30, 2011 largely reflects the growth in our Term Life Insurance segment following the Citi reinsurance transactions and strong performance in our Investment and Savings product segment. The decline in total revenues and total income before income taxes for the six months ended June 30, 2011 primarily reflects the effects of the reinsurance and reorganization transactions on the Term Life Insurance and Corporate and Other Distributed Products segments as discussed in Note 2.
Information regarding operations by country follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Revenues by country:
United States	$222,909	$192,048	$445,312	$704,046
Canada	52,186	42,251	106,135	137,193
Total revenues	$275,095	$234,299	$551,447	$841,239
Income before income taxes by country:
United States	$51,377	$23,482	$115,477	$203,851
Canada	16,784	12,856	33,829	52,889
Total income before income taxes	$68,161	$36,338	$149,306	$256,740
Details on the contribution to results of operations by our Canadian businesses were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Canadian revenues as a percent of total revenues	19%	18%	19%	16%
Canadian income before income taxes as a percent of total income before income taxes	25%	35%	23%	21%
For the six months ended June 30, 2010, total revenues reflected three months of operations prior to the Citi reinsurance and reorganization transactions, a substantial portion of which were recognized by our U.S. operations. As a result, Canadian revenues accounted for a smaller percentage of total revenues in the first half of 2010 than in periods following the Citi reinsurance and reorganization transactions. Canadian income before income taxes as a percent of total income before income taxes for the three months ended June 30, 2010 was driven higher, largely as a result of the IPO-related equity award expenses recognized by our U.S. operations.

(4)	Investments
The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities follow:

	June 30, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$16,549	$741	$—	$17,290
Foreign government	84,839	15,908	—	100,747
States and political subdivisions	27,273	1,484	(43)	28,714
Corporates (1)	1,316,504	119,747	(2,293)	1,433,958
Mortgage- and asset-backed securities	489,147	31,875	(2,495)	518,527
Total fixed-maturity securities	1,934,312	169,755	(4,831)	2,099,236
Equity securities	16,605	6,354	(173)	22,786
Total fixed-maturity and equity securities	$1,950,917	$176,109	$(5,004)	$2,122,022
____________________

(1)	Includes $3.5 million of other-than-temporary impairment losses recognized in AOCI.

	December 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$21,596	$667	$(61)	$22,202
Foreign government	81,367	13,182	(8)	94,541
States and political subdivisions	26,758	754	(293)	27,219
Corporates (1)	1,276,906	112,821	(3,806)	1,385,921
Mortgage- and asset-backed securities	523,130	31,366	(3,018)	551,478
Total fixed-maturity securities	1,929,757	158,790	(7,186)	2,081,361
Equity securities	17,394	5,826	(7)	23,213
Total fixed-maturity and equity securities	$1,947,151	$164,616	$(7,193)	$2,104,574
____________________

(1)	Includes $3.5 million of other-than-temporary impairment losses recognized in AOCI.
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
As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Fair value of investments on deposit with governmental authorities	$19,069	$18,984

We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our balance sheet. We also accept collateral in the form of cash, all of which we reinvest. We primarily invest the cash collateral in short-term, highly rated securities. The cash collateral received is reflected as a payable under securities lending on our balance sheet with an offsetting asset in other assets on our balance sheet. Cash collateral received and reinvested was as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Securities lending collateral	$163,342	$181,726
We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of these securities was as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Fixed-maturity securities classified as trading, carried at fair value	$35,877	$22,767
Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Fixed-maturity and equity security investments with cost basis in excess of fair value	$172,899	$258,947
The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2011
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$—	$—	—	$—	$—	—
Foreign government	—	—	—	—	—	—
States and political subdivisions	2,697	(43)	9	—	—	—
Corporates	101,536	(2,009)	71	3,022	(284)	4
Mortgage- and asset-backed securities	26,017	(270)	24	32,131	(2,225)	19
Total fixed-maturity securities	130,250	(2,322)		35,153	(2,509)
Equity securities	2,459	(169)	9	33	(4)	2
Total fixed-maturity and equity securities	$132,709	$(2,491)		$35,186	$(2,513)

	December 31, 2010
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$6,350	$(61)	2	$—	$—	—
Foreign government	2,478	(8)	1	—	—	—
States and political subdivisions	11,015	(293)	29	—	—	—
Corporates	151,291	(2,961)	104	12,690	(845)	14
Mortgage- and asset-backed securities	30,685	(365)	25	37,215	(2,653)	20
Total fixed-maturity securities	201,819	(3,688)		49,905	(3,498)
Equity securities	—	—	—	30	(7)	2
Total fixed-maturity and equity securities	$201,819	$(3,688)		$49,935	$(3,505)
The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at June 30, 2011 follows.

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$145,907	$150,219
Due after one year through five years	669,225	728,661
Due after five years through 10 years	578,110	643,034
Due after 10 years	51,923	58,795
	1,445,165	1,580,709
Mortgage- and asset-backed securities	489,147	518,527
Total fixed-maturity securities	$1,934,312	$2,099,236
Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
The net effect on stockholders’ equity of unrealized gains and losses from investment securities was as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than-temporary impairments	$171,105	$157,423
Less foreign currency translation adjustment	(12,073)	(8,541)
Other-than-temporary impairments	3,500	3,500
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	162,532	152,382
Less deferred income taxes	56,885	54,060
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$105,647	$98,322

Investment Income
The components of net investment income were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Fixed-maturity securities	$27,462	$27,796	$56,474	$111,610
Equity securities	165	164	353	1,403
Policy loans and other invested assets	320	396	648	714
Cash and cash equivalents	65	85	135	386
Market return on deposit asset underlying 10% reinsurance agreement	650	1,551	1,159	1,551
Gross investment income	28,662	29,992	58,769	115,664
Investment expenses	1,433	2,001	2,914	5,096
Net investment income	$27,229	$27,991	$55,855	$110,568
The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Gross realized investment gains (losses):
Gains from sales	$2,145	$2,079	$2,957	$44,826
Losses from sales	(6)	(37)	(331)	(1,913)
Other-than-temporary impairments	(66)	(1,255)	(333)	(11,816)
Gains from derivatives	(38)	(413)	69	332
Net realized investment gains	$2,035	$374	$2,362	$31,429
Gross realized investment gains reclassified from accumulated other comprehensive income	$2,073	$787	$2,293	$31,097
Proceeds from sales or other redemptions	$106,848	$152,887	$270,608	$1,279,016
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

•	Analysis of corporate fixed-maturity securities by reviewing the issuer’s most recent performance to date, including analyst reviews, analyst outlooks and rating agency information;

•
Analysis of commercial mortgage-backed securities based on the risk assessment of each security including performance to date, credit enhancement, risk analytics and outlook, underlying collateral, loss projections, rating agency information and available third-party reviews and analytics;

•	Analysis of residential mortgage-backed securities based on loss projections provided by models compared to current credit enhancement levels;

•	Analysis of our other fixed-maturity and equity security investments, as required based on the type of investment; and

•	Analysis of downward credit migrations that occurred during the quarter.
The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	June 30, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$345	$954	$970	$1,558
Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Impairments on fixed-maturity securities in default	$—	$—	$4	$1
Impairments on fixed-maturity securities not in default	63	1,104	324	11,663
Impairments on equity securities	3	151	5	152
Total impairment charges	$66	$1,255	$333	$11,816
The fixed-maturity and equity securities noted above were considered to be other-than-temporarily impaired due to adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; and analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. During the six months ended June 30, 2011, we recognized impairment charges primarily as a result of further declines in the fair value of previously impaired corporate and mortgage-backed securities. During the six months ended June 30, 2010, we recognized impairments primarily as a result of our intent to sell certain corporate and mortgage-backed securities in anticipation of the reinsurance and reorganization transactions discussed in Note 2.
As of June 30, 2011, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability to hold these investments until a market price recovery or maturity as well as no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.
Net impairment losses recognized in earnings were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or is more-likely-than-not that it will not be required to sell:
Total OTTI losses recognized	$2	$1,117	$2	$1,402
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	—	(553)	—	(553)
Net impairment losses recognized in earnings for securities that the Company does not intend to sell or is more-likely-than-not that it will not be required to sell before recovery	2	564	2	849
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	64	691	331	10,967
Net impairment losses recognized in earnings	$66	$1,255	$333	$11,816

The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held at June 30, 2011 follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$40,634	$42,799	$41,129	$98,528
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	—	180	4	9,721
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	63	924	324	1,943
Reductions due to sales, maturities or calls of credit impaired securities	(807)	(1,292)	(1,567)	(67,581)
Cumulative OTTI credit losses recognized for securtites still held, end of period	$39,890	$42,611	$39,890	$42,611
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

As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input (level 3 being the lowest) that is significant to the fair value measurement. Significant levels of estimation and judgment are required to determine the fair value of certain of our investments. The factors influencing these estimations and judgments are subject to change in subsequent reporting periods.

The estimated fair value and hierarchy classifications were as follows:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$17,290	$—	$17,290
Foreign government	—	100,747	—	100,747
States and political subdivisions	—	28,714	—	28,714
Corporates	—	1,423,779	10,179	1,433,958
Mortgage- and asset-backed securities	—	516,492	2,035	518,527
Total fixed-maturity securities	—	2,087,022	12,214	2,099,236
Equity securities	18,607	4,128	51	22,786
Trading securities	—	35,877	—	35,877
Separate accounts	—	2,544,429	—	2,544,429
Total fair value assets	$18,607	$4,671,456	$12,265	$4,702,328
Fair value liabilities:
Currency swaps and forwards	$—	$3,189	$—	$3,189
Separate accounts	—	2,544,429	—	2,544,429
Total fair value liabilities	$—	$2,547,618	$—	$2,547,618

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$22,202	$—	$22,202
Foreign government	—	94,541	—	94,541
States and political subdivisions	—	27,219	—	27,219
Corporates	—	1,366,774	19,147	1,385,921
Mortgage- and asset-backed securities	—	549,188	2,290	551,478
Total fixed-maturity securities	—	2,059,924	21,437	2,081,361
Equity securities	15,110	4,542	3,561	23,213
Trading securities	—	22,767	—	22,767
Separate accounts	—	2,446,786	—	2,446,786
Total fair value assets	$15,110	$4,534,019	$24,998	$4,574,127
Fair value liabilities:
Currency swaps and forwards	$—	$2,228	$—	$2,228
Separate accounts	—	2,446,786	—	2,446,786
Total fair value liabilities	$—	$2,449,014	$—	$2,449,014
In assessing fair value of our investments, we use a third-party pricing service for approximately 95% of our securities. The remaining securities are primarily thinly traded securities valued using models based on observable inputs on public corporate spreads having similar tenors (e.g., sector, average life and quality rating) and liquidity and yield based on quality rating, average life and treasury yields. All observable data inputs are corroborated by independent third-party data. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification.
We perform reasonableness assessments on fair value determinations within our portfolio. If a fair value appears unusual, we will re-examine the inputs and may challenge a fair value assessment made by the pricing service. If there is a known pricing error, we will request a reassessment by the pricing service. If the pricing service is unable to perform the reassessment on a timely basis, we will determine the appropriate price by requesting a reassessment from an alternative pricing service or other qualified source as necessary. We do not adjust quotes or prices except in a rare circumstance to resolve a known error.
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
The roll-forward of the Level 3 asset category was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Level 3 assets, beginning of period	$30,162	$43,343	$24,998	$771,271
Net unrealized losses through other comprehensive income	(232)	(700)	(281)	(3,186)
Net realized gains (losses) through realized investment gains, including OTTI	871	(266)	1,466	810
Purchases	—	600	4,000	2,370
Sales	(902)	(8,772)	(3,823)	(32,925)
Settlements	(1,238)	—	(1,462)	—
Transfers into level 3	2	1,497	4,503	40,790
Transfers out of level 3	(16,398)	(10,147)	(17,136)	(231,203)
Transfers due to funding of reinsurance transactions	—	—	—	(522,372)
Level 3 assets, end of period	$12,265	$25,555	$12,265	$25,555
We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. Invested assets included in the 2011 transfer from Level 3 to Level 2 were primarily fixed-maturity investments with embedded options for which we were able to obtain independent pricing quotes based on observable inputs. Invested assets included in the 2010 transfer from Level 3 to Level 2 were primarily non-agency mortgage-backed securities. Invested assets included in the transfer from Level 2 to Level 3 in 2011 and 2010 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data. There were no significant transfers between Level 1 and Level 2 or between Level 1 and Level 3 as of June 30, 2011.

Derivatives
We use foreign currency swaps to reduce our foreign exchange risk due to direct investment in foreign currency-denominated debt securities. The aggregate notional balance and fair value of these derivatives follow.

	June 30, 2011	December 31, 2010
	(In thousands)
Aggregate notional balance of derivatives	$5,878	$5,878
Aggregate fair value of derivatives	(3,189)	(2,228)
The change in fair value of these derivatives, as included in realized investment gains, including OTTI, follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Change in fair value	$(38)	$(413)	$69	$332
We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Deferred loss related to closed forward contracts	$26,385	$26,385
While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.
Fair Value Option
In connection with our corporate reorganization, in the first quarter of 2010, we transferred to Citi or sold to third parties all of the securities that had previously been accounted for using the fair value option. On January 1, 2010, these securities had a fair value of approximately $7.7 million. Fair value gains included in net investment income for the six months ended June 30, 2010 were approximately $667,000.

(5)	Financial Instruments
The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$2,099,236	$2,099,236	$2,081,361	$2,081,361
Equity securities	22,786	22,786	23,213	23,213
Trading securities	35,877	35,877	22,767	22,767
Policy loans	25,049	25,049	26,229	26,229
Other invested assets	14	14	14	14
Deposit asset underlying 10% reinsurance agreement	51,764	51,764	50,099	50,099
Separate accounts	2,544,429	2,544,429	2,446,786	2,446,786
Liabilities:
Note payable	$300,000	$333,202	$300,000	$323,670
Currency swaps and forwards	3,189	3,189	2,228	2,228
Separate accounts	2,544,429	2,544,429	2,446,786	2,446,786
The fair values of financial instruments presented above are estimates of the fair values at a specific point in time using various sources and methods, including market quotations and a complex matrix system that takes into account issuer sector, quality, and spreads in the current marketplace.
Estimated fair values of investments in fixed-maturity securities are principally a function of current spreads and interest rates that are corroborated by independent third-party data. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Trading securities, which primarily consist of fixed-maturity securities, are carried at fair value. Equity securities, including common and non-redeemable preferred stocks, are carried at fair value. The carrying value of policy loans and other invested assets approximates fair value. The fair value of our note payable is based on prevailing interest rates and an estimated spread based on notes of comparable issuers and maturity. Derivative instruments are stated at fair value based on market prices. Segregated funds in separate accounts are carried at the underlying value of the variable insurance contracts, which is fair value.
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
Reinsurance ceded arrangements do not relieve the Company of its primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers. Details on in-force life insurance follow.

	June 30, 2011	December 31, 2010
	(Dollars in millions)
Direct life insurance in force	$668,887	$662,135
Amounts ceded to other companies	(600,697)	(600,807)
Net life insurance in force	$68,190	$61,328
Percentage of reinsured life insurance in force	90%	91%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	June 30, 2011		December 31, 2010
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In millions)
Prime Reinsurance Company (1)	$2,387	NR	$2,353	NR
Financial Reassurance Company 2010, Ltd. (1)	346	NR	333	NR
American Health and Life Insurance Company (1)	160	A	156	A
Due from related party reinsurers	2,893		2,842
Swiss Re Life & Health America Inc.	241	A	242	A
SCOR Global Life Reinsurance Companies	142	A	139	A
Generali USA Life Reassurance Company	114	A	112	A
Transamerica Reinsurance Companies	102	A+	103	A+
Munich American Reassurance Company	96	A+	97	A+
Korean Reinsurance Company	88	A	83	A-
RGA Reinsurance Company	67	A+	64	A+
All other reinsurers	53	—	50	—
Due from reinsurers (2)	$3,795		$3,732
____________________
NR – not rated

(1)	Amounts shown are net of their share of the reinsurance recoverable from other reinsurers.

(2)	Totals may not add due to rounding.
In October 2010, a routine reinsurance audit identified payments to reinsurers that exceeded our obligations under our reinsurance agreements. We were uncertain of our ability to recover past ceded premiums, but in the fourth quarter of 2010, we approached our reinsurers and reached agreements to recover certain of these past ceded premiums for post-issue underwriting class upgrades. As a result, in the first quarter of 2011 we reduced ceded premiums by approximately $8.7 million related to agreements obtained with certain reinsurers to recover ceded premiums. The $8.7 million of recoveries recognized in our results for the six months ended June 30, 2011 reflects the remaining agreements signed in 2011. No further recoveries are anticipated.

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
The Citi note also requires us to use our commercially reasonable efforts to arrange and consummate an offering of investment-grade debt securities, trust preferred securities, surplus notes, hybrid securities or convertible debt that generates sufficient net cash proceeds to repay the note in full at certain mutually agreeable dates, based on certain conditions.
We were in compliance with all of the covenants of the Citi note at June 30, 2011. No events of default or defaults occurred during the six months ended June 30, 2011.

(8)	Stockholders’ Equity
Prior to April 1, 2010, we had 100 shares of outstanding common stock. In the second quarter of 2010, we issued common stock as part of our corporate reorganization (see Note 2). A reconciliation of the number of shares of our common stock follows.

	Six months ended
	June 30,
	2011	2010 (1)
	(In thousands)
Common stock, beginning of period	72,843	—
Shares issued to Citi in connection with the Offering	—	75,000
New shares of common stock issued, net	345	6
Shares of common stock issued upon lapse of restricted stock units (RSUs)	584	8
Common stock retired	(169)	—
Treasury stock retired	—	(2,284)
Common stock, end of period	73,603	72,730
____________________
(1) Period following our corporate reorganization and initial public offering on April 1, 2010

The above reconciliation excludes RSUs which do not have voting rights and are subject to sale restrictions. As the restrictions lapse during the three years following the issuance of the RSUs, we will issue common shares with voting rights. As of June 30, 2011, we had a total of approximately 2.1 million RSUs outstanding, including approximately 246,000 RSUs granted during the six months ended June 30, 2011.
As of June 30, 2011, Citi owned approximately 23% of our outstanding common stock and Warburg Pincus owned approximately 22% of our outstanding common stock.

(9)	Earnings Per Share
Primerica has outstanding common shares, warrants, and equity awards. Both the vested and unvested equity awards maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. These equity awards are deemed participating securities for purposes of calculating EPS. As a result, we calculate EPS using the two-class method. Under the two-class method, we allocate earnings to common shares and to fully vested equity awards. Earnings attributable to unvested equity awards, along with the corresponding share counts, are excluded from EPS as reflected in our consolidated statements of income.
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

The calculation of basic and diluted EPS follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010 (1)
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$44,023	$22,008	$96,490	$165,294
Income attributable to unvested participating securities	(1,284)	(928)	(3,225)	(6,970)
Net income used in calculating basic EPS	$42,739	$21,080	$93,265	$158,324
Denominator:
Weighted-average vested shares	73,457	71,844	73,067	71,844
Basic EPS	$0.58	$0.29	$1.28	$2.20

Diluted EPS:
Numerator:
Net income	$44,023	$22,008	$96,490	$165,294
Income attributable to unvested participating securities	(1,272)	(917)	(3,186)	(6,888)
Net income used in calculating diluted EPS	$42,751	$21,091	$93,304	$158,406
Denominator:
Weighted-average vested shares	74,201	72,734	74,028	72,734
Diluted EPS	$0.58	$0.29	$1.26	$2.18
____________________
(1) Pro forma basis using weighted-average shares, including the shares issued or issuable upon lapse of restrictions following our April 1, 2010 corporate reorganization as though they had been issued and outstanding on January 1, 2010.

(10)	Share-Based Transactions
As of June 30, 2011, the Company had outstanding equity awards under its Omnibus Incentive Plan (OIP). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. As of June 30, 2011, we had 4.8 million shares available for future grants under this plan.
All outstanding management awards have time-based vesting requirements, vesting over three years. For the three months ended June 30, 2011, we recognized approximately $4.3 million of expense in connection with management equity awards, compared with approximately $25.6 million for the three months ended June 30, 2010. This expense was partially offset by a tax benefit of approximately $1.5 million in the second quarter of 2011, compared with approximately $10.1 million in the second quarter of 2010. For the six months ended June 30, 2011, we recognized approximately $7.7 million of management equity award expense, compared with approximately $25.6 million for the six months ended June 30, 2010. This expense was partially offset by a tax benefit of approximately $2.6 million in the first half of 2011 and $10.1 million in the first half of 2010. The 2010 expense and benefit amounts are higher due to the IPO-related equity award grants we made in April 2010. As of June 30, 2011, total compensation cost not yet recognized in our financial statements related to management equity awards was $30.7 million, all of which was related to equity awards with time-based vesting conditions yet to be reached. We expect to recognize these amounts over a weighted-average period of approximately 2.0 years.
Certain quarterly incentive awards to our sales force leaders have performance-based vesting requirements for which the granting and the service period occur within the same calendar quarter. These awards are granted in the form of RSUs which vest upon the conclusion of the quarterly contest and are subject to sale restrictions expiring over the three years subsequent to vesting. Because the awards are subject to sale restrictions following their vesting, their fair value is discounted to reflect a corresponding illiquidity discount. These awards vary with and primarily relate to acquiring life insurance policies and therefore are deferred and amortized in the same manner as other deferred policy acquisition costs. For the three months ended June 30, 2011, we deferred approximately $2.3 million for these awards, compared with approximately $5.8 million for the three months ended June 30, 2010, thereby increasing DAC on our balance sheet. For the six months ended June 30, 2011, we deferred approximately $4.2 million for these awards, compared with approximately $5.8 million in the prior-year period.
All of our outstanding equity awards are eligible for dividends or dividend equivalents regardless of vesting status.

(11)	Commitments and Contingent Liabilities
The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties, including the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. As such, the Company is unable to estimate the possible loss or range of loss that may result from these matters. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in management's opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect.

(12)	Related Party Transaction
In April 2011, we entered into an agreement with Citi relating to an underwritten public offering of 12,000,000 shares of our common stock sold by Citi. We did not receive any proceeds from the sale of these shares. The shares were issued and sold pursuant to our shelf registration statement on Form S-3. As required by the registration rights agreement that we executed with Citi at the time of our initial public offering, we incurred approximately $1.0 million of expenses in connection with this public offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, the “Company”) for the period from December 31, 2010 to June 30, 2011. As a result, the following discussion should be read in conjunction with the consolidated and combined financial statements and notes that are included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to those discussed under the heading “Risk Factors” in the preliminary prospectus supplement dated April 12, 2011 filed as an exhibit to our Current Report on Form 8-K dated April 12, 2011. Actual results may differ materially from those contained in any forward-looking statements.
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
Term Life Insurance. We distribute the term life insurance products that we originate through our three life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”); National Benefit Life Insurance Company (“NBLIC”); and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Our in-force term insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. Policies with 20-year terms or more accounted for approximately 84% of the face amount of the policies we issued in the first six months of 2011. The average face amount of our policies issued during the six months ended June 30, 2011 was approximately $257,800. While premiums are guaranteed to remain level during the initial term period (up to a maximum of 20 years in the United States), our claim obligations generally increase as our policyholders age. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of upfront acquisition costs and the payment of claims obligations, such that profits are realized ratably with the level premiums of the underlying policies.
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
Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including loans, various insurance products, prepaid legal services and a credit information product. These products are distributed pursuant to distribution arrangements with third parties, except for certain life and disability insurance products underwritten by our New York life insurance subsidiary, NBLIC, that are not distributed through our sales force. In addition, our Corporate and Other Distributed Products segment includes corporate income (including net investment income) and expenses not allocated to other segments, interest expense on the Citi note and realized gains and losses on our invested asset portfolio.
Critical Accounting Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are established primarily by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 to our consolidated and combined financial statements included in our 2010 Annual Report. The most significant items on the balance sheet are based on fair value determinations, accounting estimates and actuarial determinations which are susceptible to changes in future periods and which affect our results of operations and financial position.

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
During the six months ended June 30, 2011, there have been no changes in the items that we have identified as critical accounting estimates. For additional information, see the Critical Accounting Estimates section of MD&A included in our 2010 Annual Report.
Accounting for Deferred Policy Acquisition Costs. In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26). The update creates a more limited definition than the current guidance, which defines deferred policy acquisition costs as those that vary with, and primarily relate to, the acquisition of insurance contracts. Under the revised definition, deferred acquisition costs will include incremental direct costs of contract acquisitions that result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. All other acquisition-related costs—including costs for soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development—will be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and will be charged to expense as incurred. The revised definition will increase the portion of acquisition costs being expensed as incurred rather than deferred and amortized over the lives of the underlying policies. The update allows either prospective or retrospective adoption and is required to be adopted for our fiscal year beginning January 1, 2012. While we have not yet determined the method of adoption and are currently unable to quantify the impact of implementation, we expect that this update may have a material adverse effect on our results of operations, as we will be required to accelerate the recognition of certain expenses associated with acquiring life insurance business. The update will have no impact on cash flows or required capital. The update will only impact the timing of expense recognition for certain acquisition costs.
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
For the three months ended June 30, 2011, recruiting was relatively flat at 65,138 new recruits, compared with 65,245 in the three months ended June 30, 2010. Recruiting improved following our June 2011 convention and we believe benefited from both the temporary reduction in the Independent Business Application licensing fee charged to new recruits and new product and field technology initiatives. For the six months ended June 30, 2011, recruiting declined to 117,951 new recruits from 123,330 in the first six months of 2010, reflecting the challenging economic environment and the absence of an incentive trip contest in the first half of 2011 due to our June 2011 convention. The size of our life-licensed sales force declined to 90,519 sales representatives as of June 30, 2011 from 94,850 sales representatives as of December 31, 2010. Historically, the period from recruitment to licensure has been approximately three months. We believe that the decline in the life-licensed sales force is reflective of the decline in new recruits during the six months ended June 30, 2011.
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
The average number of licensed term life insurance sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per licensed sales representative, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Average number of life-licensed insurance sales representatives	91,457	96,640	92,231	97,404
Number of new policies issued	59,826	60,406	111,107	112,851
Average monthly rate of new policies issued per licensed sales representative	.22x	.21x	.20x	.19x
Pricing assumptions. Our pricing methodology is intended to provide us with appropriate profit margins for the risks we assume. We determine pricing classifications based on the coverage sought, such as the size and term of the policy, and certain policyholder attributes, such as age and health. In addition, we utilize unisex rates for our term life insurance policies. The pricing assumptions that underlie our rates are based upon our best estimates of mortality, persistency and investment yields at the time of issuance, sales force commission rates, issue and underwriting expenses, operating expenses and the characteristics of the insureds, including sex, age, underwriting class, product and amount of coverage. Our results will be affected to the extent there is a variance between our pricing assumptions and actual experience.

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
The effect of our reinsurance arrangements on ceded premiums and benefits and expenses on our statement of income follows:

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

•	Benefits and claims. Benefits and claims include incurred claim amounts and changes in future policy benefit reserves. Reinsurance reduces incurred claims in direct proportion to the percentage ceded.

•	Amortization of DAC. Amortization of DAC is reduced on a pro-rata basis for the business coinsured with Citi. There is no impact on amortization of DAC associated with our YRT contracts.

•	Insurance expenses. Insurance expenses are reduced by the allowances received from coinsurance, including the business reinsured with Citi.
We may alter our reinsurance practices at any time due to the unavailability of YRT reinsurance at attractive rates or the availability of alternatives to reduce our risk exposure. We presently intend to continue ceding approximately 90% of our U.S. mortality risk on new business issued subsequent to the Citi reinsurance transactions.
Net investment income. Term Life Insurance segment net investment income is composed of two elements: allocated net investment income and the market return associated with the deposit asset underlying the 10% reinsurance agreement we executed in connection with the Transactions. We allocate net investment income by applying the ratio of (i) the book value of the invested assets allocated to the Term Life Insurance segment to the book value of the Company’s total invested assets to (ii) total net investment income, net of the income associated with the 10% reinsurance agreement. Invested assets are allocated to the Term Life segment based on the book value of the invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Net investment income is also impacted by the performance of our invested asset portfolio and the market return on the deposit asset which can be affected by interest rates, credit spreads and the mix of invested assets.
Expenses. Results are also affected by variances in client acquisition, maintenance and administration expense levels.
New product introduction. At our June 2011 convention, we launched a new rapid issue term life product called TermNow for client face amounts of $250,000 and below. TermNow allows a sales representative to take an online application and allows the company, with the client’s permission, to access databases, including prescription drug, Medical Information Bureau and motor vehicle records as part of the underwriting process. This new process replaces the prior process of collecting a saliva sample. Results of these searches are reported in real time to our underwriting system which then makes a decision about whether or not to rapidly issue the policy. Due to its launch in the latter part of June 2011, sales results for the second quarter of 2011 were not impacted by this product introduction.
Investment and Savings Products Segment
Our Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing service and distribution fees and the number of fee generating accounts we administer.
Sales. We earn commissions and fees, such as dealer re-allowances, and marketing and support fees, based on sales of mutual fund products and annuities. Sales of investment and savings products are influenced by the overall demand for investment products in the United States and Canada, as well as by the size and productivity of our sales force. We generally experience seasonality in our Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients' tax return preparation season. While we believe the size of our sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, that may have a significantly greater effect on sales volume in any given fiscal period.
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
New product introduction. We launched our new managed accounts product at our June 2011 convention. This investment program, which is available for accounts with an asset value of at least $25,000, offers an actively managed portfolio composed of securities selected by third-party investment management professionals. Due to its introduction in the latter part of June 2011, results for the second quarter of 2011 were not significantly impacted by this product introduction.
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
The Corporate and Other Distributed Products segment is affected by corporate income and expenses not allocated to our other segments, net investment income (other than net investment income allocated to our Term Life Insurance segment), general and administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), management equity awards, equity awards granted to our sales force leaders at the time of our initial public offering, interest expense on the Citi note and realized gains and losses on our invested asset portfolio.

Results of Operations
Primerica, Inc. and Subsidiaries Results
Our results of operations for the three and six months ended June 30 were as follows:

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$560,881	$547,455	$13,426	2%	$1,112,950	$1,085,300	$27,650	3%
Ceded premiums	(435,564)	(447,213)	11,649	(3)%	(857,802)	(595,332)	(262,470)	44%
Net premiums	125,317	100,242	25,075	25%	255,148	489,968	(234,820)	(48)%
Commissions and fees	108,698	93,226	15,472	17%	214,814	184,915	29,899	16%
Net investment income	27,229	27,991	(762)	(3)%	55,855	110,568	(54,713)	(49)%
Realized investment gains, including OTTI	2,035	374	1,661	*	2,362	31,429	(29,067)	(92)%
Other, net	11,816	12,466	(650)	(5)%	23,268	24,359	(1,091)	(4)%
Total revenues	275,095	234,299	40,796	17%	551,447	841,239	(289,792)	(34)%
Benefits and expenses:
Benefits and claims	57,272	45,124	12,148	27%	114,907	215,859	(100,952)	(47)%
Amortization of DAC	27,385	22,899	4,486	20%	52,941	114,655	(61,714)	(54)%
Sales commissions	50,163	43,511	6,652	15%	100,519	87,393	13,126	15%
Insurance expenses	19,154	10,083	9,071	90%	28,706	47,610	(18,904)	(40)%
Insurance commissions	4,219	4,233	(14)	*	9,219	10,601	(1,382)	(13)%
Interest expense	6,998	6,928	70	1%	13,995	6,928	7,067	102%
Other operating expenses	41,743	65,183	(23,440)	(36)%	81,854	101,453	(19,599)	(19)%
Total benefits and expenses	206,934	197,961	8,973	5%	402,141	584,499	(182,358)	(31)%
Income before income taxes	68,161	36,338	31,823	88%	149,306	256,740	(107,434)	(42)%
Income taxes	24,138	14,330	9,808	68%	52,816	91,446	(38,630)	(42)%
Net income	$44,023	$22,008	$22,015	100%	$96,490	$165,294	$(68,804)	(42)%
____________________
* Less than 1% or not meaningful
We entered into the Citi reinsurance and reorganization transactions during March and April of 2010. As such, results for the six months ended June 30, 2010 include three months of operations prior to the Citi reinsurance and reorganization transactions. Results for the six months ended June 30, 2010 include income attributable to the underlying policies that were reinsured to Citi on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances transferred to the Citi reinsurers and a portion of the distributions to Citi made as part of our corporate reorganization. The Citi reinsurance transaction impacted the Term Life Insurance segment, while the reorganization transactions impacted both the Term Life Insurance and Corporate and Other Distributed Products segments, with the larger impact on the latter segment. For additional information on the effect of the Transactions, see the Segment Results discussions below and the sections of MD&A entitled "The Transactions" and "Results of Operations -- Primerica, Inc. Pro Forma Results" included in our 2010 Annual Report.

Results for the Three Months Ended June 30, 2011 and 2010
Total revenues. Total revenues were primarily driven by growth in net premiums and commissions and fees. The growth in net premiums primarily reflects incremental premiums on New Term policies issued subsequent to the Citi reinsurance transactions. The increase in commissions and fees was largely driven by variable annuity activity in our Investment and Savings Product segment as a result of improved market conditions and the increased demand for our products.
Total benefits and expenses. Total benefits and expenses were higher primarily as a result of the growth in our Term Life and Investment and Savings Products businesses, partially offset by lower operating expenses in our Corporate and Other Distributed Products segment. Benefits and claims and amortization of DAC increased as a result of the continued growth in our Term Life business following the Citi reinsurance transactions. Sales commissions were higher consistent with the increase in commission and fee revenue noted in total revenues above. Insurance expenses increased primarily as a result of initiatives announced at our June 2011 convention (including the introduction of TermNow which triggered the write-off of obsolete medical testing materials), higher premium taxes and lower expense allowances due to the continued run-off in the block of business ceded to Citi. Other operating expenses were lower largely as a result of the expense recognized for IPO-related equity awards granted during the three months ended June 30, 2010 as reflected in our Corporate and Other Distributed Products segment.
Income taxes. Our effective income tax rate was 35.4% for the three months ended June 30, 2011, compared with 39.4% for the three months ended June 30, 2010. The higher tax rate in 2010 resulted from permanent differences caused by the IPO-related equity awards granted to Canadian sales force leaders and other items relating to Canadian earnings that were reversed in late 2010 when a specific expired provision in the tax law was retroactively extended.
For additional information, see the Segment Results discussions below.
Results for the Six Months Ended June 30, 2011 and 2010
Total revenues. The decline in total revenues largely reflects the impact of the Citi reinsurance and reorganization transactions noted in the three month comparison above and lower realized investment gains, partially offset by the growth in our Investment and Savings Product business. Excluding approximately $351.1 million of income that would not have been earned had the Citi reinsurance and reorganization transactions been effected on January 1, 2010, total revenues would have increased approximately $61.3 million, or 12%.
Total benefits and expenses. The decrease in total benefits and expenses was primarily driven by the impact of the Citi reinsurance and reorganization transactions noted in the three month comparison above, partially offset by an increase in sales commissions on products in our Investment and Savings Product segment. Excluding approximately $217.3 million of expenses that would not have been recognized had the Citi reinsurance and reorganization transactions been effected three months earlier on January 1, 2010, total benefits and expenses would have increased approximately $35.0 million, or 10%.
Income taxes. Our effective income tax rates were 35.4% for the six months ended June 30, 2011 and 35.6% for the six months ended June 30, 2010. The year-to-date effective tax rates were relatively flat because earnings in the first quarter of 2010 were significantly higher than in the second quarter of 2010 due to the first quarter inclusion of income attributable to the underlying polices reinsured to Citi and net investment income earned on both the assets transferred to the Citi reinsurers and a portion of the distributions made to Citi as part of our corporate reorganization on March 31, 2010.
For additional information, see the Segment Results discussions below.

Segment Results
Term Life Insurance Segment Results

Term Life Insurance segment results were as follows:

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$540,283	$527,792	$12,491	2%	$1,072,450	$1,045,724	$26,726	3%
Ceded premiums	(431,891)	(444,008)	12,117	(3)%	(850,544)	(588,378)	(262,166)	45%
Net premiums	108,392	83,784	24,608	29%	221,906	457,346	(235,440)	(51)%
Allocated net investment income	15,669	15,961	(292)	(2)%	31,463	80,796	(49,333)	(61)%
Other, net	7,580	8,644	(1,064)	(12)%	15,234	17,425	(2,191)	(13)%
Total revenues	131,641	108,389	23,252	21%	268,603	555,567	(286,964)	(52)%
Benefits and expenses:
Benefits and claims	43,921	35,134	8,787	25%	91,272	196,243	(104,971)	(53)%
Amortization of DAC	22,995	19,129	3,866	20%	45,141	107,935	(62,794)	(58)%
Insurance commissions	268	404	(136)	(34)%	595	2,525	(1,930)	(76)%
Insurance expenses	15,803	6,824	8,979	132%	22,421	41,599	(19,178)	(46)%
Interest expense	2,873	2,803	70	2%	5,745	2,803	2,942	105%
Total benefits and expenses	85,860	64,294	21,566	34%	165,174	351,105	(185,931)	(53)%
Income before income taxes	$45,781	$44,095	$1,686	4%	$103,429	$204,462	$(101,033)	(49)%

We entered into the Citi reinsurance and reorganization transactions during March and April of 2010. As such, results for the six months ended June 30, 2010 include three months of operations prior to the Citi reinsurance and reorganization transactions. Results for the six months ended June 30, 2010 include income attributable to the underlying policies that were reinsured to Citi on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances transferred to the Citi reinsurers and a portion of the distributions to Citi made as part of our corporate reorganization. From a statement of income perspective, these transactions impacted ceded premiums, net premiums, allocated net investment income, benefits and claims, amortization of DAC, insurance commissions, insurance expenses and interest expense. For additional information on the effect of the Transactions, see the sections of MD&A entitled "The Transactions" and "Segment Results -- Term Life Insurance Segment" included in our 2010 Annual Report.
Results for the Three Months Ended June 30, 2011 and 2010
Net premiums. Direct premiums grew consistent with the growth in face amount in force. The decline in ceded premiums primarily reflects the run-off of the business subject to the Citi reinsurance transactions. The growth in net premiums primarily reflects incremental premiums on new business issued subsequent to the Citi reinsurance transactions as well as the decrease in ceded premiums. Net premiums also benefited from continued improvements in persistency and a strong Canadian dollar.
Benefits and claims. The increase in benefits and claims was largely driven by growth in the business noted in net premiums above, partially offset by slightly favorable mortality experience.
Amortization of DAC. The growth in amortization of DAC was slightly lower than the growth in net premiums primarily due to impact of seasonally favorable persistency. Persistency is typically better in the second calendar quarter relative to the other quarters in the year. Favorable persistency results in higher DAC asset balances and lower DAC amortization. The incremental new business issued subsequent to the Citi reinsurance transactions and the impact of seasonally favorable persistency on that new business caused the rate at which DAC was amortized to lag the growth in net premiums.

Insurance expenses. The growth in insurance expenses reflects the inclusion of approximately $3.2 million of expenses associated with convention initiatives, the largest component of which was the write-off of medical testing materials that are now obsolete due to the new TermNow underwriting process. Insurance expenses increased approximately $2.1 million as a result of higher premium taxes primarily driven by New Term growth and the recognition of a premium tax recovery in the second quarter of 2010. The continued run-off of the block of business ceded to Citi contributed to higher insurance expenses, as the associated expense allowances declined by approximately $1.3 million. Insurance expenses in the second quarter of 2011 also reflect staffing and salary increases and the reintroduction of our 401(k) employer match.
Results for the Six Months Ended June 30, 2011 and 2010
Direct premiums. Direct premiums grew consistent with the growth in face amount in force.
Ceded premiums. The increase in ceded premiums primarily reflects the impact of the Citi reinsurance transactions, partially offset by the ceded premium recoveries discussed in Note 6 of the notes to our financial statements. Including approximately $296.3 million of premiums that would have been ceded to Citi had the Citi reinsurance transactions been effected on January 1, 2010 and approximately $8.7 million of ceded premium recoveries, ceded premium would have decreased approximately $25.4 million, or 3%, reflecting the continued run-off of the business ceded to Citi.
Net premiums. The decline in net premiums primarily reflects the impact on ceded premium of the Citi reinsurance transactions, partially offset by the ceded premium recoveries discussed in ceded premiums above. Excluding approximately $296.3 million of premiums that would have been ceded to Citi had the transactions been effected on January 1, 2010, net premiums would have increased approximately $60.9 million, or 38%, reflecting incremental premium growth subsequent to the Citi reinsurance transactions and the ceded premium recoveries. Net premiums also benefited from continued improvements in persistency.
Allocated net investment income. The decrease in allocated net investment income was largely attributable to the Citi reinsurance and reorganization transactions. Excluding approximately $48.3 million of income earned on assets that were transferred to Citi in connection with the reinsurance and reorganization transactions, allocated net investment income would have decreased approximately $1.0 million, or 3%.
Benefits and claims. Excluding approximately $128.2 million of expenses that would have been recognized by the Citi reinsurers had the Citi reinsurance transactions been effected on January 1, 2010 and the effect on net premiums of the ceded premium recoveries discussed in ceded premiums above, the growth in benefits and claims was consistent with the growth in premiums.
Amortization of DAC. Excluding approximately $71.4 million of DAC amortization that would have been recognized by the Citi reinsurers had the Citi reinsurance transactions been effected on January 1, 2010, DAC amortization would have increased approximately $8.6 million, or 24%, over the six months ended June 30, 2010. The growth in DAC amortization was lower than the growth in net premiums due to the inclusion of a one-time DAC adjustment of approximately $2.2 million in the first quarter of 2011 largely related to in-force business ceded to the Citi reinsurers. Favorable seasonal persistency also impacted the rate of DAC amortization as noted in the three month comparison above.
Insurance expenses. Insurance expenses decreased largely as a result of the Citi reinsurance transactions. Excluding approximately $26.1 million of expenses that would not have been recognized had the transactions been effected on January 1, 2010, insurance expenses would have increased approximately $6.9 million, or 45%. The increase in insurance expenses reflects the impact of the second quarter 2011 items impacting insurance expenses discussed in the three month comparison above, partially offset by the release of management incentive compensation accruals for compensation earned in 2010 but paid in 2011 at a lower rate than had been anticipated.
Term Life Insurance Product Sales
For the six months ended June 30, 2011, we issued 111,107 new policies, compared with 112,851 new policies for the same period in 2010. Sales of our term life insurance products have declined modestly in line with term life insurance industry trends and the decline in our sales force, while policies issued per average life licensed representative has increased over the prior year period.

Term Life Insurance Face Amount In Force
The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$658,523	$651,790	$6,733	1%	$656,791	$650,195	$6,596	1%
Issued face amount	18,974	20,042	(1,068)	(5)%	35,709	38,038	(2,330)	(6)%
Terminations	(14,724)	(16,156)	1,432	(9)%	(31,971)	(35,023)	3,052	(9)%
Foreign currency	843	(2,146)	2,989	*	3,087	318	2,769	*
Face amount in force, end of period (1)	$663,617	$653,530	$10,087	2%	$663,617	$653,530	$10,087	2%
____________________
* Not meaningful

(1)	Totals may not add due to rounding.
Issued face amount declined primarily due to lower sales and lower average size of policies issued. The decrease in terminations resulted from persistency that, while remaining below historical norms, has continued to improve. A stronger Canadian dollar also benefited end of period face amount in force.
Investment and Savings Product Segment Results
Investment and Savings Products segment results were as follows:

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$44,904	$36,301	$8,603	24%	$88,032	$72,664	$15,368	21%
Asset-based revenues	45,348	39,445	5,903	15%	90,173	77,459	12,714	16%
Account-based revenues	11,811	10,317	1,494	14%	22,243	20,525	1,718	8%
Other, net	2,523	2,155	368	17%	4,984	4,263	721	17%
Total revenues	104,586	88,218	16,368	19%	205,432	174,911	30,521	17%
Expenses:
Amortization of DAC	3,751	3,029	722	24%	6,536	5,578	958	17%
Insurance commissions	2,344	1,989	355	18%	4,484	3,798	686	18%
Sales commissions:
Sales-based	31,378	25,998	5,380	21%	61,925	52,201	9,724	19%
Asset-based	15,111	12,911	2,200	17%	30,562	25,626	4,936	19%
Other operating expenses	21,532	17,556	3,976	23%	40,416	35,526	4,890	14%
Total expenses	74,116	61,483	12,633	21%	143,923	122,729	21,194	17%
Income before income taxes	$30,470	$26,735	$3,735	14%	$61,509	$52,182	$9,327	18%

Supplemental information on the underlying metrics that drove results follows.

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions and accounts in thousands)
Product sales
Mutual funds	$603	$551	$52	9%	$1,249	$1,146	$103	9%
Annuities and other	458	308	150	49%	803	576	227	39%
Total sales-based revenue generating product sales	1,061	859	202	24%	2,052	1,721	330	19%
Segregated funds	74	64	10	16%	197	175	22	12%
Total product sales (1)	$1,135	$923	$212	23%	$2,249	$1,897	$352	19%
Average client asset values
Mutual funds	$25,330	$22,424	$2,906	13%	$25,106	$22,439	$2,668	12%
Annuities and other	8,588	6,955	1,633	23%	8,415	6,901	1,514	22%
Segregated funds	2,545	2,182	363	17%	2,511	2,144	368	17%
Total average asset values in client accounts (1)	$36,463	$31,561	$4,902	16%	$36,033	$31,483	$4,550	14%
Average number of fee-generating accounts
Recordkeeping accounts	2,611	2,741	(130)	(5)%	2,636	2,752	(116)	(4)%
Custodial accounts	1,940	1,997	(57)	(3)%	1,953	2,003	(50)	(2)%
_____________________

(1)	Totals may not add due to rounding.
The Citi reinsurance and reorganization transactions had no impact on the Investment and Savings Products segment.
Results for the Three Months Ended June 30, 2011 and 2010
Commissions and fees. Commissions and fees increased primarily as a result of improving economic and market trends and client demand. Sales-based revenues primarily grew as a result of demand, but also reflect the impact of internal exchanges for the variable annuity products we offer. Asset-based revenues were driven by improved equity valuations, while account-based revenues increased as a result of a recordkeeping fee structure change on certain accounts that had no net impact on income before income taxes.
Amortization of DAC. The increase in DAC amortization was primarily driven by the impact on amortization rates of lower investment returns on our Canadian Segregated Funds products. Growth in account values also led to a higher rate of DAC amortization.
Sales commissions. The increase in sales- and asset-based commissions was primarily driven by the increases in sales and assets noted above. Sales-based commission expense lagged the growth in sales-based commission and fees revenue largely as a result of internal exchanges for variable annuities. While the commissions that we receive and then pay to our sales representatives in internal exchange transactions are proportionately lower than those paid for a new sale, sales-related marketing and support fees from internal exchanges are received in full with no associated impact on sales commissions expense.
Other operating expenses. Other operating expenses increased largely as a result of the recordkeeping fee structure change noted in commissions and fees above. Other contributors to the increase included costs associated with the introduction of our new managed accounts product, government relations efforts and higher expenses associated with and driven by the growth in account values on our Canadian Segregated Funds.

Product sales. Investment and savings products sales were higher in the three months ended June 30, 2011 largely reflecting what we believe is the middle income consumers' focus on savings and debt management.
Results for the Six Months Ended June 30, 2011 and 2010
Commissions and fees. Commissions and fees increased primarily as a result of improving economic and market trends and client demand as noted in the three month comparison above.
Amortization of DAC. The increase in DAC amortization was primarily driven by growth in account values. The impact of lower investment returns on our Canadian Segregated Funds products also led to a higher rate of DAC amortization.
Sales commissions. The increase in sales- and asset-based commissions was primarily driven by the increases in sales and assets noted in the three month comparison above.
Other operating expenses. Other operating expenses increased primarily as a result of the recordkeeping fee structure change noted above and growth in the business and expenses related to new product introductions, partially offset by the release of management incentive compensation accruals earned in 2010 but paid in 2011 at a lower rate than had been anticipated.
Product sales. Investment and savings products sales were higher in the six months ended June 30, 2011 benefiting from the combined effect of the annual retirement account funding seasons in the United States and Canada and the consumer focus on savings and debt management as discussed in the three month comparison of product sales above.
Asset Values in Client Accounts
Changes in asset values in client accounts were as follows:

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)
Asset values, beginning of period	$36,187	$32,670	$3,517	11%	$34,869	$31,303	$3,566	11%
Inflows	1,136	923	212	23%	2,249	1,897	352	19%
Redemptions	(1,118)	(903)	(215)	24%	(2,201)	(1,859)	(342)	18%
Change in market value, net and other	(185)	(2,967)	2,782	(94)%	1,102	(1,618)	2,720	*
Asset values, end of period (1)	$36,020	$29,723	$6,297	21%	$36,020	$29,723	$6,297	21%
____________________
* Less than 1% or not meaningful

(1)	Totals may not add due to rounding.
The assets in our clients’ accounts are invested in diversified funds composed mainly of U.S. and Canadian equity and fixed-income securities. Inflows increased consistent with the increase in sales volume. The amount of redemptions also increased reflecting the year-over-year increase in assets under management, even though actual redemption rates were relatively level as a percent of average assets under management for both the 2011 and 2010 periods. The market return on assets under management in the 2011 and 2010 periods reflected general market value trends. Because a large portion of the revenues in our Investment and Savings Products segment are derived from commission and fee revenues that are based on the asset values in clients’ accounts, we have also seen an increase in our asset-based commission and fee revenues and expenses.

Corporate and Other Distributed Products Segment Results

Corporate and Other Distributed Products segment results were as follows:

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$20,597	$19,663	$934	5%	$40,499	$39,577	$922	2%
Ceded premiums	(3,674)	(3,205)	(469)	15%	(7,259)	(6,954)	(305)	4%
Net premiums	16,923	16,458	465	3%	33,240	32,623	617	2%
Commissions and fees	6,635	7,162	(527)	(7)%	14,366	14,267	99	*
Allocated net investment income	11,560	12,030	(470)	(4)%	24,392	29,771	(5,379)	(18)%
Realized investment gains, including OTTI	2,035	374	1,661	*	2,362	31,431	(29,069)	(92)%
Other, net	1,715	1,668	47	3%	3,052	2,669	383	14%
Total revenues	38,868	37,692	1,176	3%	77,412	110,761	(33,349)	(30)%
Benefits and expenses:
Benefits and claims	13,352	9,991	3,361	34%	23,636	19,617	4,019	20%
Amortization of DAC	639	742	(103)	(14)%	1,264	1,142	122	11%
Insurance commissions	1,607	1,838	(231)	(13)%	4,140	4,276	(136)	(3)%
Insurance expenses	3,350	3,259	91	3%	6,284	6,018	266	4%
Sales commissions	3,674	4,603	(929)	(20)%	8,032	9,566	(1,534)	(16)%
Interest expense	4,125	4,125	—	*	8,250	4,125	4,125	100%
Other operating expenses	20,211	47,626	(27,415)	(58)%	41,438	65,921	(24,483)	(37)%
Total benefits and expenses	46,958	72,184	(25,226)	(35)%	93,044	110,665	(17,621)	(16)%
(Loss) income before income taxes	$(8,090)	$(34,492)	$26,402	(77)%	$(15,632)	$96	$(15,728)	*
 ____________________
* Less than 1% or not meaningful
We entered into the reorganization transactions during March and April of 2010. As such, results for the six months ended June 30, 2010 include three months of operations prior to the reorganization transactions. Results for the six months ended June 30, 2010 include net investment income earned on the invested assets backing the distributions to Citi made as part of our corporate reorganization. From a statement of income perspective, these transactions impacted net investment income, interest expense and other operating expenses. For additional information on the effect of the Transactions, see the sections of MD&A entitled "The Transactions" and "Segment Results -- Corporate and Other Distributed Products Segment" included in our 2010 Annual Report.
Results for the Three Months Ended June 30, 2011 and 2010
Total revenues were higher in the three months ended June 30, 2011 primarily as a result of realized investment gains. We recognized approximately $66,000 of OTTI during the second quarter of 2011, compared with approximately $1.3 million of OTTI in the second quarter of 2010.
Benefits and claims were higher primarily due to the impact of adverse morbidity experienced by the short-term disability line and adverse claims in various run-off blocks of insurance products, all of which were underwritten by NBLIC, our New York insurance subsidiary.
Other operating expenses were lower in the three months ended June 30, 2011 largely as a result of approximately $22.4 million of expense associated with our IPO-related equity award grants recognized in the second quarter of 2010. Excluding the impact of this IPO-related expense, other operating expenses declined approximately $5.0 million primarily reflecting the impact of IPO and launch-related expenses incurred in the three months ended June 30, 2010 and the discontinuation of Citi expense allocations, partially offset by costs associated with the secondary offering and staffing build out post-IPO and the absence of a 401(k) employer match in the second quarter of 2010.

Results for the Six Months Ended June 30, 2011 and 2010
Total revenues were lower in the six months ended June 30, 2011 primarily as a result of the realized investment gains recognized in the first quarter of 2010 in anticipation of our corporate reorganization and lower allocated net investment income. Excluding approximately $6.4 million of allocated net investment income that would not have been earned had the reorganization transactions been effected January 1, 2010, allocated net investment income would have increased approximately $1.0 million, or 4%. Realized investment gains included $0.3 million of OTTI in the first half of 2011, compared with $11.8 million of OTTI in the first half of 2010.
Benefits and claims increased primarily as a result of the adverse morbidity and claims experience noted in the three month comparison above.
Interest expense for the six months ended June 30, 2010 reflects only three months of expense due to the April 1, 2010 issuance date of the Citi note.
Other operating expenses were lower in the six months ended June 30, 2011 primarily as a result of the items impacting other operating expenses noted in the three month comparison above.
Financial Condition
Investments
We have an investment committee composed of members of our senior management team that is responsible for establishing and maintaining our investment guidelines and supervising our investment activity. Our investment committee regularly monitors our overall investment results and our compliance with our investment objectives and guidelines. We use a third-party investment adviser to manage our investing activities. Our investment adviser reports to and is supervised by our investment committee.
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
Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our invested asset portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and, therefore, reinvestment risk.
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. At June 30, 2011, the average rating of our fixed-maturity portfolio was A, with an average duration of approximately 3.7 years, compared with an average rating of A and an average duration of 3.6 years at December 31, 2010.

The distribution of our investments in fixed-maturity securities by rating follows.

	June 30, 2011		December 31, 2010
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$499,282	25%	$521,615	27%
AA	193,817	10	176,947	9
A	445,900	23	426,658	22
BBB	706,325	36	694,884	36
Below investment grade	123,564	6	130,080	7
Not rated	1,301	*	2,340	*
Total (1)	$1,970,189	100%	$1,952,524	100%
____________________
* Less than 1%

(1)	Totals may not add due to rounding.
The ten largest holdings within our invested asset portfolio were as follows:

	June 30, 2011
Issuer	Cost or amortized cost	Fair value	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$33,282	$38,266	$4,984	AAA
National Rural Utilities Cooperative	14,900	17,929	3,029	A+
General Electric Co.	13,549	15,448	1,899	AA+
Bank of America Corporation	12,713	13,872	1,159	A
Verizon Communications Inc	11,488	13,230	1,742	A-
ProLogis Inc.	11,741	12,634	893	BBB-
Enel SpA	10,542	10,767	225	A-
Edison International	10,547	10,725	178	B+
ConocoPhillips	9,058	10,485	1,427	A
Banco Santander SA	9,930	9,994	64	AA
Total – ten largest holdings	$137,750	$153,350	$15,600
Total – fixed-maturity and equity securities	$1,986,794	$2,157,899
Percent of total fixed-maturity and equity securities	7%	7%
For additional information, see Note 4 of the notes to our financial statements.
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
We may seek to enhance our liquidity position or capital structure through borrowings from third-party sources, sales of debt or equity securities, reserve financing or some combination of these sources. The Model Regulation entitled Valuation of Life Insurance Policies, commonly known as Regulation XXX, requires insurers to carry statutory reserves for term life insurance policies with long-term premium guarantees which are often significantly in excess of the reserves that insurers deem necessary to satisfy claim obligations. Accordingly, many insurance companies have sought ways to reduce their capital needs by financing these excess reserves through bank financing, reinsurance arrangements and other financing transactions. We have completed a substantial amount of the preliminary work necessary to execute a XXX redundant reserve financing that could generate statutory capital for distribution to the Parent Company. We are continuing to work on and evaluate a XXX redundant reserve financing transaction as well as how other capital options may fit into our capital strategy. As a result, no assurance can be given whether such a transaction will be executed and if executed, the structure, timing, and amount of any such transaction.
In April 2011, we filed with the Securities and Exchange Commission a shelf registration statement that enables us to offer and sell to the public our equity and debt securities from time to time as we may determine and enables certain of our stockholders to resell our shares of common stock held by them. Pursuant to this registration statement, Citi sold 12 million shares of our common stock in the open market, which significantly increased the public float of our common stock and which may make it feasible for us to consider adopting a stock repurchase program as part of our long-term capital strategy. If we successfully execute a structured excess reserve financing arrangement, we may use a portion of our then-available capital to fund share repurchases.
Cash Flows
Cash flows from operating activities are affected primarily by the timing of premiums received, commissions and fees received, benefits paid, commissions paid to sales representatives, administrative and selling expenses, investment income, and cash taxes. Our principal source of cash historically has been premiums received on term life insurance policies in force.
We typically generate positive cash flows from operating activities, as premiums, net investment income, commissions and fees collected from our insurance and investment and savings products exceed benefits, commissions and operating expenses paid, and we invest the excess. Net cash used in financing activities primarily represents dividends paid to stockholders, which prior to April 1, 2010 were only paid to Citi as our sole stockholder.

The components of the change in cash were as follows:

	Six months ended
	June 30,		Change
	2011	2010	$
	(In thousands)
Net cash (used in) provided by operating activities	$(10,250)	$59,208	$(69,458)
Net cash provided by investing activities	2,660	820,770	(818,110)
Net cash used in financing activities	(3,027)	(1,288,391)	1,285,364
Effect of foreign exchange rate changes on cash	(1,370)	16,397	(17,767)
Decrease in cash and cash equivalents	$(11,987)	$(392,016)	$380,029
Operating Activities. The change in operating cash flows compared with the prior-year period was primarily the result of lower net cash flow from our term life insurance business and lower net investment income, both of which were significantly impacted by the Citi reinsurance transactions and our corporate reorganization. Net cash used in operating activities was negative for the six months ended June 30, 2011 primarily as a result of approximately $13.5 million of net purchases of trading securities held by our broker-dealer subsidiary.
Investing Activities. The decline in cash provided by investing activities was primarily the result of sales of securities during the first quarter of 2010 as we increased our cash position to fund distributions to Citi in connection with the Transactions.
Financing Activities. The decrease in net cash used in financing activities was primarily due to the 2010 distributions paid to Citi in connection with the Transactions as well as the first quarter of 2010 payment of the 2009 dividend declared to Citi.
Citi Note
In April 2010, we issued a $300.0 million note to Citi as part of our corporate reorganization. Prior to the issuance of the Citi note, we had no outstanding debt. The Citi note bears interest at an annual rate of 5.5%, payable semi-annually in arrears on January 15 and July 15, and matures March 31, 2015.
We have the option to redeem the Citi note in whole or in part at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption. The terms of the Citi note also require us to use our commercially reasonable efforts to arrange and consummate an offering of investment-grade debt securities, trust preferred securities, surplus notes, hybrid securities or convertible debt that generates sufficient net cash proceeds to repay the note in full at certain mutually agreeable dates, based on certain conditions.
We were in compliance with all of the covenants of the Citi note at June 30, 2011. No events of default or defaults occurred during the six months ended June 30, 2011.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of June 30, 2011, our debt-to-capital ratio was 16.2%.
Rating Agencies
As of June 30, 2011, Primerica, Inc.'s senior debt ratings were as follows:

Agency	Senior debt rating
Moody's	Baa2, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of June 30, 2011, Primerica Life's financial strength ratings were as follows:

Agency	Financial strength rating
Moody’s	A2, stable outlook
Standard & Poor's	AA-, stable outlook
A.M. Best Company	A+, stable outlook
Fitch	A+, stable outlook
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
In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk and foreign exchange risk. Primerica Life Canada is in compliance with Canada’s minimum capital requirements as of June 30, 2011, as determined by OSFI.
Short-term Borrowings
We had no short-term borrowings as of or during the six months ended June 30, 2011.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements made by our officials and their respective subsidiaries during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in the preliminary prospectus supplement dated April 12, 2011 filed as an exhibit to our Current Report on Form 8-K dated April 12, 2011.
Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this document and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•	our failure to continue to attract and license new recruits, retain sales representatives, or maintain the licensing of our sales representatives;

•	changes to the independent contractor status of our sales representatives;

•	our or our sales representatives’ violation of or non-compliance with laws and regulations;

•	our or our sales representatives' failure to protect the confidentiality of client information;

•	differences between our actual experience and our expectations regarding mortality, persistency, expenses and investment yields as reflected in the pricing for our insurance policies;

•	the occurrence of a catastrophic event that causes a large number of premature deaths of our insureds;

•
changes in, or non-compliance with, federal and state legislation and regulation, including the Dodd-Frank Act and other legislation or regulation that affects our insurance, investment product and loan businesses;

•	our failure to meet RBC standards or other minimum capital and surplus requirements;

•	a downgrade or potential downgrade in our insurance subsidiaries’ financial strength ratings;

•	the effects of credit deterioration and interest rate fluctuations on our invested asset portfolio;

•	incorrectly valuing our investments;

•	inadequate or unaffordable reinsurance or the failure of our reinsurers to perform their obligations;

•	changes in accounting for DAC of insurance entities and other changes in accounting standards;

•	the failure of our investment products to remain competitive with other investment options;

•	heightened standards of conduct or more stringent licensing requirements for our sales representatives;

•	inadequate policies and procedures regarding suitability review of client transactions;

•	the failure of, or legal challenges to, the support tools we provide to our sales force;

•	the inability of our subsidiaries to pay dividends or make distributions;

•	the effects of a delay in the recovery of the U.S. and Canadian economies;

•	our ability to generate and maintain a sufficient amount of capital;

•	our non-compliance with the covenants of the Citi note;

•	legal and regulatory investigations and actions concerning us or our sales representatives;

•	the competitive environment;

•	the loss of key personnel;

•	the failure of our information technology systems, breach of our information security or failure of our business continuity plan;

•	fluctuations in Canadian currency exchange rates;

•	conflicts of interests due to Citi’s significant interest in us, Warburg Pincus’ significant interest in us and the limited liability of Citi’s directors and officers for breach of fiduciary duty;

•	engagement by Citi in the same type of businesses that we conduct; and

•	substantial fluctuation in the price of our common stock, the future sale of our common stock or the perception that such a sale could occur.
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
Interest rate risk
The fair value of the fixed-maturity securities in our invested asset portfolio as of June 30, 2011 was $2.14 billion. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolios to decline by approximately $71.0 million, or 3.3%, based on our actual securities positions as of June 30, 2011.

Canadian currency risk
We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. For the six months ended June 30, 2011, 19% of our revenues from operations, excluding realized investment gains, were generated by our Canadian operations. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar financial statements and a weaker Canadian dollar has the opposite effect. Historically, we have not hedged this exposure, although we may elect to do so in future periods.
One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the six months ended June 30, 2011. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our net income before income taxes for the six months ended June 30, 2011 by approximately $3.4 million.

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
Changes in Internal Control Over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item1A.	Risk Factors.
The Risk Factors contained in the 2010 Annual Report are incorporated herein by reference except to the extent they have changed materially as described in Item 8.01 to the Current Report on Form 8-K dated April 12, 2011 and as disclosed under the heading “Risk Factors” in Exhibit 99.1 thereto, which disclosure is incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2011, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximun number of share that may yet be purchased under the plans or programs
April 1 - 30, 2011	161,172	$25.51	—	—
May 1 - 31, 2011	—	—	—	—
June 1 - 30, 2011	—	—	—	—
Total	161,172	$25.51	—	—
________________
(1) The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of employees in connection with the lapsing of restrictions on restricted shares and restricted stock units.

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

Primerica, Inc.

August 9, 2011	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)