Form 10-Q
period 2011-09-30
Primerica, Inc.
filed 2011-11-08
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of November 4, 2011
Common Stock, $.01 Par Value	73,797,103 shares

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PRIMERICA, INC. AND SUBSIDIARIES
Condensed Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
	(In thousands, except per-share amounts)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,949,100 in 2011 and $1,929,757 in 2010)	$2,098,065	$2,081,361
Equity securities available for sale, at fair value (cost: $18,396 in 2011 and $17,394 in 2010)	22,102	23,213
Trading securities, at fair value (cost: $19,958 in 2011 and $22,619 in 2010)	19,685	22,767
Policy loans	25,979	26,229
Other invested assets	14	14
Total investments	2,165,845	2,153,584
Cash and cash equivalents	154,027	126,038
Accrued investment income	24,372	22,328
Due from reinsurers	3,819,738	3,731,634
Deferred policy acquisition costs, net	1,004,545	853,211
Premiums and other receivables	181,190	168,026
Intangible assets	72,778	75,357
Other assets	308,307	307,342
Separate account assets	2,276,705	2,446,786
Total assets	$10,007,507	$9,884,306
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$4,557,535	$4,409,183
Unearned premiums	6,477	5,563
Policy claims and other benefits payable	242,363	229,895
Other policyholders’ funds	340,986	357,253
Note payable	300,000	300,000
Income taxes	136,028	136,226
Other liabilities	390,297	386,182
Payable under securities lending	185,483	181,726
Separate account liabilities	2,276,705	2,446,786
Total liabilities	8,435,874	8,452,814
Stockholders’ equity:
Common stock of $.01 par value. Authorized 500,000 in 2011 and 2010 and issued 73,740 shares in 2011 and 72,843 shares in 2010	737	728
Paid-in capital	898,945	883,168
Retained earnings	526,847	395,057
Accumulated other comprehensive income, net of income tax:
Unrealized foreign currency translation gains	48,210	56,492
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	99,257	98,322
Net unrealized investment losses other-than-temporarily impaired	(2,363)	(2,275)
Total stockholders’ equity	1,571,633	1,431,492
Total liabilities and stockholders’ equity	$10,007,507	$9,884,306
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Statements of Income - Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$560,739	$547,444	$1,673,689	$1,632,744
Ceded premiums	(425,643)	(437,054)	(1,283,445)	(1,032,386)
Net premiums	135,096	110,390	390,244	600,358
Commissions and fees	100,883	89,737	315,697	274,652
Net investment income	27,103	27,855	82,958	138,423
Realized investment (losses) gains, including other-than-temporary impairment losses	(178)	1,015	2,184	32,445
Other, net	12,887	12,239	36,155	36,598
Total revenues	275,791	241,236	827,238	1,082,476
Benefits and expenses:
Benefits and claims	64,101	49,811	179,008	265,670
Amortization of deferred policy acquisition costs	30,532	23,844	83,473	138,499
Sales commissions	46,971	42,264	147,490	129,657
Insurance expenses	15,465	11,999	44,171	59,616
Insurance commissions	4,909	5,099	14,128	15,701
Interest expense	7,000	6,968	20,995	13,896
Other operating expenses	42,962	39,372	124,816	140,817
Total benefits and expenses	211,940	179,357	614,081	763,856
Income before income taxes	63,851	61,879	213,157	318,620
Income taxes	23,250	22,284	76,066	113,731
Net income	$40,601	$39,595	$137,091	$204,889
Earnings per share:
Basic	$0.54	$0.53	$1.81	$2.73	(1)
Diluted	$0.53	$0.52	$1.79	$2.70	(1)
Weighted-average shares used in computing earnings per share:
Basic	73,658	72,259	73,265	72,052	(1)
Diluted	74,199	72,919	74,095	72,833	(1)
(1) Pro forma basis using weighted-average shares, including the shares issued or issuable upon lapse of restrictions following our April 1, 2010 corporate reorganization as though they had been issued and outstanding on January 1, 2010.

Supplemental disclosures:
Total impairment losses	$(1,117)	$(268)	$(1,450)	$(12,637)
Impairment losses recognized in other comprehensive income before income taxes	136	—	136	553
Net impairment losses recognized in earnings	(981)	(268)	(1,314)	(12,084)
Other net realized investment gains	803	1,283	3,498	44,529
Realized investment (losses) gains, including other-than-temporary impairment losses	$(178)	$1,015	$2,184	$32,445
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Statements of Stockholders’ Equity - Unaudited

	Nine months ended
	September 30,
	2011	2010
	(In thousands, except per-share amounts)
Common stock:
Balance, beginning of period	$728	$—
Net issuance of common stock	9	727
Balance, end of period	737	727
Paid-in capital:
Balance, beginning of period	883,168	1,124,096
Share-based compensation	19,302	39,376
Net issuance of common stock	(9)	(727)
Net capital contributed (to) from Citi	(3,516)	172,806
Issuance of warrants to Citi	—	18,464
Issuance of note payable to Citi	—	(300,000)
Tax election under Section 338(h)(10) of the Internal Revenue Code	—	(171,339)
Balance, end of period	898,945	882,676
Retained earnings:
Balance, beginning of period	395,057	3,648,801
Net income	137,091	204,889
Dividends to stockholders ($0.07 per share in 2011 and $0.01 in 2010)	(5,301)	(750)
Distributions of warrants to Citi	—	(18,464)
Distributions to Citi	—	(3,491,556)
Balance, end of period	526,847	342,920
Accumulated other comprehensive income:
Balance, beginning of period	152,539	170,876
Change in foreign currency translation adjustment, net of income tax expense of $0 in 2011 and $4,630 in 2010	(8,282)	11,034
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $710 in 2011 and $(12,510) in 2010	935	(25,156)
Change in net unrealized investment gains (losses) other-than-temporarily impaired, net of income tax expense of $(48) in 2011 and $6,973 in 2010	(88)	13,237
Balance, end of period	145,104	169,991
Total stockholders’ equity	$1,571,633	$1,396,314
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Statements of Comprehensive Income - Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$40,601	$39,595	$137,091	$204,889
Other comprehensive (loss) income before income taxes:
Unrealized investment gains (losses):
Change in unrealized gains on investment securities	(9,839)	39,371	2,604	147,239
Reclassification adjustment for realized investment gains included in net income	(125)	(911)	(2,419)	(32,009)
Reclassification adjustment for unrealized gains on investment securities transferred	—	—	—	(132,688)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains	(12,106)	3,640	(8,282)	15,665
Total other comprehensive (loss) income before income taxes	(22,070)	42,100	(8,097)	(1,793)
Income tax (benefit) expense related to items of other comprehensive (loss) income	(3,486)	14,196	(662)	(908)
Other comprehensive (loss) income, net of income taxes	(18,584)	27,904	(7,435)	(885)
Total comprehensive income	$22,017	$67,499	$129,656	$204,004
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Statements of Cash Flows - Unaudited

	Nine months ended
	September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$137,091	$204,889
Adjustments to reconcile net income to cash provided by operating activities:
Change in future policy benefits and other policy liabilities	63,336	72,142
Deferral of policy acquisition costs	(232,831)	(228,620)
Amortization of deferred policy acquisition costs	83,473	138,499
Change in income taxes	523	(22,795)
Realized investment gains, including other-than-temporary impairments	(2,184)	(32,445)
Accretion and amortization of investments	(2,330)	(1,735)
Depreciation and amortization	7,856	7,411
Change in due from reinsurers	(970)	(26,617)
Change in due to/from affiliates	—	(44,012)
Change in premiums and other receivables	(13,882)	(33,010)
Trading securities acquired, net	(6,388)	(7,030)
Share-based compensation	7,724	30,214
Other, net	(33,988)	(35,405)
Net cash provided by operating activities	7,430	21,486
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities - sold	53,445	979,710
Fixed-maturity securities - matured or called	299,112	414,262
Equity securities	3,026	35,471
Available-for-sale investments acquired:
Fixed-maturity securities	(329,145)	(702,460)
Equity securities	(110)	(5,525)
Change in policy loans	250	826
Purchases of furniture and equipment, net	(1,634)	(6,577)
Cash collateral received (returned) on loaned securities, net	3,757	(301,336)
(Purchases) sales of short-term investments using securities lending collateral, net	(3,757)	301,336
Net cash provided by investing activities	24,944	715,707
Cash flows from financing activities:
Dividends to stockholders	(5,301)	(750)
Net distributions to Citi	—	(1,288,391)
Net cash used in financing activities	(5,301)	(1,289,141)
Effect of foreign exchange rate changes on cash	916	24,185
Change in cash and cash equivalents	27,989	(527,763)
Cash and cash equivalents, beginning of period	126,038	602,522
Cash and cash equivalents, end of period	$154,027	$74,759
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

The accompanying unaudited condensed consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2011 and December 31, 2010, and the statements of income and comprehensive income for the three and nine months ended September 30, 2011 and 2010, and the statements of stockholders' equity and cash flows for the nine months ended September 30, 2011 and 2010. Results of operations for interim periods are not necessarily indicative of results for the entire year and, due to the transactions effected in connection with the Offering, are not necessarily indicative of the results to be expected in future periods.
These unaudited condensed financial statements have been prepared pursuant to the rules and the regulations of the Securities and Exchange Commission (the SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the 2010 Annual Report).
Reclassifications. Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on net income or total stockholders’ equity.

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2010 Annual Report.
Future Application of Accounting Principles
Accounting for Deferred Policy Acquisition Costs. In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26). The update creates a more limited definition than the current guidance, which defines deferred policy acquisition costs as those that vary with, and primarily relate to, the acquisition of insurance contracts. Under the revised definition, deferred acquisition costs include incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. All other acquisition-related costs - including unsuccessful acquisition and renewal efforts - will be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and will be charged to expense as incurred. We anticipate retrospectively adopting ASU 2010-26 for our fiscal year beginning January 1, 2012.

Through the nine months ended September 30, 2011, we have deferred approximately $239.7 million of acquisition costs. Approximately 81% of that amount, or $193.3 million, relates to agent compensation. Following adoption of this update, we currently do not anticipate a significant change in the amount of agent compensation that we will defer. However, we are still analyzing the impact of this update on several past agent compensation programs, most of which are inactive. If any of these past programs do not meet the new deferral criteria, we will be required to reverse any remaining past deferrals by recognizing the related expenses in the prior periods in which they were incurred.

Through the nine months ended September 30, 2011, we have deferred approximately $8.9 million of acquisition costs related to sales representative meetings and incentive trips. We believe that these costs will not meet the criteria for deferral following implementation of the update. Therefore, we expect to reverse any remaining prior deferrals and expense future costs in the periods incurred.

Through the nine months ended September 30, 2011, we have deferred approximately $37.5 million of acquisition costs primarily related to underwriting and processing costs. We are still analyzing which of these costs directly relate to successful policy acquisitions. As such, we are currently unable to quantify the retrospective and prospective impact of this update on these costs.

We also continue to analyze the extent to which this update will reduce DAC and stockholders' equity, as well as the corresponding reduction in amortization of DAC resulting from a retrospective reduction of prior period deferrals. While we currently are unable to quantify the comprehensive impact of adopting this update, we expect that it will have a material adverse effect on our results of operations, as we will be required to accelerate the recognition of certain expenses associated with acquiring life insurance business. The update will have no impact on cash flows or required capital. The update will only impact the timing of expense recognition for certain acquisition costs.
For additional information on new accounting pronouncements and their impact, if any, on our financial position or results of operations, see Note 1 of the notes to the consolidated and combined financial statements in our 2010 Annual Report.

(2)	Corporate Reorganization
We were incorporated in Delaware in 2009 by Citi to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citi. These businesses, which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citi, were transferred to us on April 1, 2010. In conjunction with our reorganization, we issued to a wholly owned subsidiary of Citi (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citi in the Offering; 16,412,440 shares of common stock were subsequently sold by Citi in April 2010 to certain private equity funds managed by Warburg Pincus LLC (Warburg Pincus) (the private sale); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with the Offering), (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were subsequently transferred by Citi to Warburg Pincus pursuant to the private sale), and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the Citi note). Prior to our corporate reorganization, we had no material assets or liabilities. Upon completion of the corporate reorganization, we became a holding company with our primary asset being the capital stock of our operating subsidiaries and our primary liability being the Citi note.

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
A fourth coinsurance agreement relates to a 10% reinsurance transaction that includes an experience refund provision. This agreement does not satisfy GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our balance sheet for assets backing the economic reserves. The deposit assets held in support of this agreement were $52.4 million at September 30, 2011, with no associated liability. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on these deposit assets is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. We pay Prime Re a 3% finance charge for any statutory reserves required above the economic reserves. This finance charge is reflected in interest expense in our statements of income.
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
We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. Information regarding assets by segment follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Assets:
Term life insurance segment	$6,068,228	$5,738,219
Investment and savings products segment	2,456,177	2,615,916
Corporate and other distributed products segment	1,483,102	1,530,171
Total assets	$10,007,507	$9,884,306
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, Investment and Savings Products segment assets were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Investment and savings products segment assets, excluding separate accounts	$180,598	$170,326
Although we do not view our business in terms of geographic segmentation, our Canadian businesses’ percentage of total assets were as follows:

	September 30, 2011	December 31, 2010
Canadian assets as a percent of total assets	29%	31%
Canadian assets as a percent of total assets, excluding separate accounts	9%	9%
Information regarding operations by segment follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Term life insurance segment	$141,713	$115,933	$410,316	$671,500
Investment and savings products segment	97,486	83,874	302,918	258,785
Corporate and other distributed products segment	36,592	41,429	114,004	152,191
Total revenues	$275,791	$241,236	$827,238	$1,082,476
Income (loss) before income taxes:
Term life insurance segment	$48,088	$42,582	$151,517	$247,044
Investment and savings products segment	26,746	26,578	88,255	78,760
Corporate and other distributed products segment	(10,983)	(7,281)	(26,615)	(7,184)
Total income before income taxes	$63,851	$61,879	$213,157	$318,620
The increase in total revenues and total income before income taxes for the three months ended September 30, 2011 largely reflects the growth in our Term Life Insurance segment following the Citi reinsurance transactions and growth in our Investment and Savings Products segment. The decline in total revenues and total income before income taxes for the nine months ended September 30, 2011 primarily reflects the effects of the reinsurance and reorganization transactions on the Term Life Insurance and Corporate and Other Distributed Products segments as discussed in Note 2.

Information regarding operations by country follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues by country:
United States	$224,559	$200,361	$669,871	$904,408
Canada	51,232	40,875	157,367	178,068
Total revenues	$275,791	$241,236	$827,238	$1,082,476
Income before income taxes by country:
United States	$47,769	$46,099	$163,247	$249,951
Canada	16,082	15,780	49,910	68,669
Total income before income taxes	$63,851	$61,879	$213,157	$318,620
The contribution to results of operations by our Canadian businesses were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Canadian revenues as a percent of total revenues	19%	17%	19%	16%
Canadian income before income taxes as a percent of total income before income taxes	25%	26%	23%	22%
For the nine months ended September 30, 2010, total revenues and total income before income taxes reflected three months of operations prior to the Citi reinsurance and reorganization transactions, a substantial portion of which were recognized by our U.S. operations. As a result, Canadian revenues and income before income taxes accounted for a smaller percentage of total revenues and total income before income taxes in the first nine months of 2010 than in periods following the Citi reinsurance and reorganization transactions.

(4)	Investments
The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities in our available-for-sale portfolio follow:

	September 30, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$16,489	$1,104	$—	$17,593
Foreign government	88,390	11,966	(389)	99,967
States and political subdivisions	27,283	2,654	—	29,937
Corporates (1)	1,338,339	114,068	(8,631)	1,443,776
Mortgage- and asset-backed securities	478,599	31,895	(3,702)	506,792
Total fixed-maturity securities	1,949,100	161,687	(12,722)	2,098,065
Equity securities	18,396	4,262	(556)	22,102
Total fixed-maturity and equity securities	$1,967,496	$165,949	$(13,278)	$2,120,167
____________________

(1)	Includes $3.6 million of other-than-temporary impairment losses recognized in AOCI.

	December 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$21,596	$667	$(61)	$22,202
Foreign government	81,367	13,182	(8)	94,541
States and political subdivisions	26,758	754	(293)	27,219
Corporates (1)	1,276,906	112,821	(3,806)	1,385,921
Mortgage- and asset-backed securities	523,130	31,366	(3,018)	551,478
Total fixed-maturity securities	1,929,757	158,790	(7,186)	2,081,361
Equity securities	17,394	5,826	(7)	23,213
Total fixed-maturity and equity securities	$1,947,151	$164,616	$(7,193)	$2,104,574
____________________

(1)	Includes $3.5 million of other-than-temporary impairment losses recognized in AOCI.
We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of these securities was as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Fixed-maturity securities classified as trading, carried at fair value	$19,685	$22,767
During the three months ended September 30, 2011, we transferred approximately $8.9 million of securities from the trading portfolio to the available-for-sale portfolio. Because the securities were transferred at fair value, no gain or loss was recognized.
All of our available-for-sale mortgage- and asset-backed securities represent variable interests in variable interest entities (VIEs). We are not the primary beneficiary of these VIEs, because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. The maximum exposure to loss as a result of our involvement in these VIEs equals the carrying value of the securities.
As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Fair value of investments on deposit with governmental authorities	$19,113	$18,984
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

	September 30, 2011	December 31, 2010
	(In thousands)
Securities lending collateral	$185,483	$181,726

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at September 30, 2011 follows.

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$158,718	$161,897
Due after one year through five years	679,626	722,812
Due after five years through 10 years	580,943	648,869
Due after 10 years	51,214	57,695
	1,470,501	1,591,273
Mortgage- and asset-backed securities	478,599	506,792
Total fixed-maturity securities	$1,949,100	$2,098,065
Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Fixed-maturity and equity security investments with cost basis in excess of fair value	$340,171	$258,947
The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2011
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$—	$—	—	$—	$—	—
Foreign government	10,050	(389)	16	—	—	—
States and political subdivisions	338	—	1	—	—	—
Corporates	219,419	(8,012)	159	2,901	(619)	4
Mortgage- and asset-backed securities	61,651	(1,003)	42	30,274	(2,699)	20
Total fixed-maturity securities	291,458	(9,404)		33,175	(3,318)
Equity securities	2,228	(551)	9	32	(5)	2
Total fixed-maturity and equity securities	$293,686	$(9,955)		$33,207	$(3,323)

	December 31, 2010
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$6,350	$(61)	2	$—	$—	—
Foreign government	2,478	(8)	1	—	—	—
States and political subdivisions	11,015	(293)	29	—	—	—
Corporates	151,291	(2,961)	104	12,690	(845)	14
Mortgage- and asset-backed securities	30,685	(365)	25	37,215	(2,653)	20
Total fixed-maturity securities	201,819	(3,688)		49,905	(3,498)
Equity securities	—	—	—	30	(7)	2
Total fixed-maturity and equity securities	$201,819	$(3,688)		$49,935	$(3,505)
The net effect on stockholders’ equity of unrealized gains and losses from investment securities was as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$152,671	$157,423
Currency swaps	40	1,059
Less foreign currency translation adjustment	(3,644)	(9,600)
Other-than-temporary impairments	3,636	3,500
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	152,703	152,382
Less deferred income taxes	53,446	54,060
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$99,257	$98,322
Investment Income
The components of net investment income were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Fixed-maturity securities	$27,413	$28,350	$83,888	$139,960
Equity securities	170	189	523	1,591
Policy loans and other invested assets	441	326	1,088	1,041
Cash and cash equivalents	63	103	198	489
Market return on deposit asset underlying 10% reinsurance agreement	449	624	1,608	2,175
Gross investment income	28,536	29,592	87,305	145,256
Investment expenses	1,433	1,737	4,347	6,833
Net investment income	$27,103	$27,855	$82,958	$138,423

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Gross realized investment gains (losses):
Gains from sales	$1,172	$1,486	$4,127	$46,312
Losses from sales	(66)	(307)	(394)	(2,219)
Other-than-temporary impairment losses	(981)	(268)	(1,314)	(12,084)
(Losses) gains from bifurcated options	(303)	104	(235)	436
Net realized investment (losses) gains	$(178)	$1,015	$2,184	$32,445
Gross realized investment gains reclassified from accumulated other comprehensive income	$125	$911	$2,419	$32,009
Proceeds from sales or other redemptions	$84,975	$150,427	$355,583	$1,429,443
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

•
Analysis of commercial mortgage-backed securities based on an assessment of performance to date, credit enhancement, risk analytics and outlook, underlying collateral, loss projections, rating agency information and available third-party reviews and analytics;

•	Analysis of residential mortgage-backed securities based on loss projections provided by models compared to current credit enhancement levels;

•	Analysis of our other fixed-maturity and equity security investments, as required based on the type of investment; and

•	Analysis of downward credit migrations that occurred during the quarter.
The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	September 30, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$420	$870	$970	$1,558

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Impairments on fixed-maturity securities in default	$173	$21	$177	$22
Impairments on fixed-maturity securities not in default	808	137	1,132	11,800
Impairments on equity securities	—	110	5	262
Total impairment charges	$981	$268	$1,314	$12,084
The fixed-maturity and equity securities noted above were considered to be other-than-temporarily impaired due to adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; and analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. During the nine months ended September 30, 2011, we recognized impairment charges primarily as a result of further declines in the fair value of previously impaired corporate and mortgage-backed securities. During the nine months ended September 30, 2010, we recognized impairments primarily as a result of our intent to sell certain corporate and mortgage-backed securities in anticipation of the reinsurance and reorganization transactions discussed in Note 2.
As of September 30, 2011, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability to hold these investments until a market price recovery or maturity as well as no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.
Net impairment losses recognized in earnings were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or is more-likely-than-not that it will not be required to sell:
Total OTTI losses recognized	$360	$—	$362	$1,402
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	(136)	—	(136)	(553)
Net impairment losses recognized in earnings for securities that the Company does not intend to sell or is more-likely-than-not that it will not be required to sell before recovery	224	—	226	849
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	757	268	1,088	11,235
Net impairment losses recognized in earnings	$981	$268	$1,314	$12,084

The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held at September 30, 2011 follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$39,890	$42,611	$41,129	$98,528
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	133	123	137	9,844
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	848	35	1,172	1,978
Reductions due to sales, maturities or calls of credit impaired securities	(119)	(1,350)	(1,686)	(68,931)
Cumulative OTTI credit losses recognized for securities still held, end of period	$40,752	$41,419	$40,752	$41,419
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

The estimated fair value and hierarchy classifications were as follows:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$17,593	$—	$17,593
Foreign government	—	99,967	—	99,967
States and political subdivisions	—	29,937	—	29,937
Corporates	—	1,436,435	7,341	1,443,776
Mortgage- and asset-backed securities	—	493,126	13,666	506,792
Total fixed-maturity securities	—	2,077,058	21,007	2,098,065
Equity securities	16,382	5,669	51	22,102
Trading securities	—	19,685	—	19,685
Separate accounts	—	2,276,705	—	2,276,705
Total fair value assets	$16,382	$4,379,117	$21,058	$4,416,557
Fair value liabilities:
Currency swaps	$—	$2,343	$—	$2,343
Separate accounts	—	2,276,705	—	2,276,705
Total fair value liabilities	$—	$2,279,048	$—	$2,279,048

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$22,202	$—	$22,202
Foreign government	—	94,541	—	94,541
States and political subdivisions	—	27,219	—	27,219
Corporates	—	1,366,774	19,147	1,385,921
Mortgage- and asset-backed securities	—	549,188	2,290	551,478
Total fixed-maturity securities	—	2,059,924	21,437	2,081,361
Equity securities	15,110	4,542	3,561	23,213
Trading securities	—	22,767	—	22,767
Separate accounts	—	2,446,786	—	2,446,786
Total fair value assets	$15,110	$4,534,019	$24,998	$4,574,127
Fair value liabilities:
Currency swaps	$—	$2,228	$—	$2,228
Separate accounts	—	2,446,786	—	2,446,786
Total fair value liabilities	$—	$2,449,014	$—	$2,449,014
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
We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no significant transfers between Level 1 and Level 2 during the three- and nine-month periods ended September 30, 2011 and 2010.
The roll-forward of the Level 3 asset category was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Level 3 assets, beginning of period	$12,265	$25,555	$24,998	$771,271
Net unrealized losses through other comprehensive income	(454)	1,295	(735)	(1,891)
Net realized gains (losses) through realized investment gains, including OTTI	158	(955)	1,624	(145)
Purchases	13,609	5,203	17,609	7,573
Sales	—	(4,007)	(3,823)	(36,932)
Settlements	(193)	—	(1,655)	—
Transfers into level 3	488	728	4,991	41,518
Transfers out of level 3	(4,815)	(3,761)	(21,951)	(234,964)
Transfers due to funding of reinsurance transactions	—	—	—	(522,372)
Level 3 assets, end of period	$21,058	$24,058	$21,058	$24,058
Level 3 purchases in the third quarter of 2011 reflect newly issued securities for which we were unable to obtain an independent pricing quote as of September 30, 2011. These securities were subsequently priced early in the fourth quarter of 2011 using Level 2 inputs. They will be transferred to Level 2 in the fourth quarter of 2011.

Invested assets included in the transfer from Level 2 to Level 3 in both the three and nine month periods ended September 30, 2011 and 2010 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data. Invested assets included in the transfer from Level 3 to Level 2 in the three months ended September 30, 2011 and 2010 primarily were fixed-maturity investments for which we were able to corroborate independent broker quotes with observable market data. Invested assets included in the transfer from Level 3 to Level 2 during the nine months ended September 30, 2011 primarily were fixed-maturity investments with embedded options for which we were able to obtain independent pricing quotes based on observable inputs. Invested assets included in the transfer from Level 3 to Level 2 during the nine months ended September 30, 2010 primarily were non-agency mortgage-backed securities. There were no significant transfers between Level 1 and Level 3 during the three- and nine-month periods ended September 30, 2011 and 2010.
Derivatives
We use foreign currency swaps to reduce our foreign exchange risk due to direct investment in foreign currency-denominated debt securities. The aggregate notional balance and fair value of these currency swaps follow.

	September 30, 2011	December 31, 2010
	(In thousands)
Aggregate notional balance of currency swaps	$5,878	$5,878
Aggregate fair value of currency swaps	(2,343)	(2,228)
The change in fair value of these currency swaps is reflected in other comprehensive income as they effectively hedge the variability in cash flows from these foreign currency-denominated debt securities.
The embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains, including OTTI losses. The fair value of these bifurcated options follows.

	September 30, 2011	December 31, 2010
	(In thousands)
Aggregate fair value of embedded conversion options	$5,665	$3,269
We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Deferred loss related to closed forward contracts	$26,385	$26,385
While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.
Fair Value Option
In connection with our corporate reorganization, in the first quarter of 2010, we transferred to Citi or sold to third parties all of the securities that had previously been accounted for using the fair value option. On January 1, 2010, these securities had a fair value of approximately $7.7 million. Fair value gains included in net investment income for the nine months ended September 30, 2010 were approximately $667,000.

(5)	Financial Instruments
The carrying values and estimated fair values of our financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$2,098,065	$2,098,065	$2,081,361	$2,081,361
Equity securities	22,102	22,102	23,213	23,213
Trading securities	19,685	19,685	22,767	22,767
Policy loans	25,979	25,979	26,229	26,229
Other invested assets	14	14	14	14
Deposit asset underlying 10% reinsurance agreement	52,446	52,446	50,099	50,099
Separate accounts	2,276,705	2,276,705	2,446,786	2,446,786
Liabilities:
Note payable	$300,000	$324,818	$300,000	$323,670
Currency swaps	2,343	2,343	2,228	2,228
Separate accounts	2,276,705	2,276,705	2,446,786	2,446,786
The fair values of financial instruments presented above are estimates of the fair values at a specific point in time using various sources and methods, including market quotations and a complex matrix system that takes into account issuer sector, quality, and spreads in the current marketplace.
Estimated fair values of investments in fixed-maturity securities are principally a function of current spreads and interest rates that are corroborated by independent third-party data. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Trading securities, which primarily consist of fixed-maturity securities, are carried at fair value. Equity securities, including common and non-redeemable preferred stocks, are carried at fair value. The carrying value of policy loans and other invested assets approximates fair value. The fair value of our note payable is based on prevailing interest rates and an estimated spread based on notes of comparable issuers and maturity. Currency swaps are stated at fair value. Segregated funds in separate accounts are carried at the underlying value of the variable insurance contracts, which is fair value.
The carrying amounts for cash and cash equivalents, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximate their fair values due to the short-term nature of these instruments. Consequently, such instruments are not included in the above table.

(6)	Reinsurance
Reinsurance ceded arrangements do not relieve the Company of its primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers. Details on in-force life insurance follow.

	September 30, 2011	December 31, 2010
	(Dollars in millions)
Direct life insurance in force	$671,429	$662,135
Amounts ceded to other companies	(600,306)	(600,807)
Net life insurance in force	$71,123	$61,328
Percentage of reinsured life insurance in force	89%	91%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	September 30, 2011		December 31, 2010
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In millions)
Prime Reinsurance Company (1)	$2,420	NR	$2,353	NR
Financial Reassurance Company 2010, Ltd. (1)	326	NR	333	NR
American Health and Life Insurance Company (1)	163	A	156	A
Due from related party reinsurers	2,909		2,842
Swiss Re Life & Health America Inc.	246	A	242	A
SCOR Global Life Reinsurance Companies	143	A	139	A
Generali USA Life Reassurance Company	115	A	112	A
Transamerica Reinsurance Companies	103	A+	103	A+
Munich American Reassurance Company	99	A+	97	A+
Korean Reinsurance Company	85	A	83	A-
RGA Reinsurance Company	68	A+	64	A+
All other reinsurers	52	—	50	—
Due from reinsurers (2)	$3,820		$3,732
____________________
NR – not rated

(1)	Amounts shown are net of their share of the reinsurance recoverable from other reinsurers.

(2)	Totals may not add due to rounding.
In October 2010, a routine reinsurance audit identified payments to reinsurers that exceeded our obligations under our reinsurance agreements. We were uncertain of our ability to recover past ceded premiums, but in the fourth quarter of 2010, we approached our reinsurers and reached agreements to recover certain of these past ceded premiums for post-issue underwriting class upgrades. As a result, in the first quarter of 2011 we reduced ceded premiums by approximately $8.7 million related to agreements obtained with certain reinsurers to recover ceded premiums. The $8.7 million of recoveries recognized during the nine months ended September 30, 2011 reflects the agreements signed in 2011. Further recoveries, if any, are not expected to be significant.

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
We were in compliance with all of the covenants of the Citi note at September 30, 2011. No events of default or defaults occurred during the nine months ended September 30, 2011.

(8)	Stockholders’ Equity
Prior to April 1, 2010, we had 100 shares of outstanding common stock. In the second quarter of 2010, we issued common stock as part of our corporate reorganization (see Note 2). A reconciliation of the number of shares of our common stock follows.

	Nine months ended
	September 30,
	2011	2010 (1)
	(In thousands)
Common stock, beginning of period	72,843	—
Shares issued to Citi in connection with the Offering	—	75,000
New shares of common stock issued, net	348	9
Shares of common stock issued upon lapse of restricted stock units (RSUs)	718	8
Common stock retired	(169)	—
Treasury stock retired	—	(2,290)
Common stock, end of period	73,740	72,727
____________________
(1) Period following our corporate reorganization and initial public offering on April 1, 2010

The above reconciliation excludes RSUs which do not have voting rights and are subject to sale restrictions. As the restrictions lapse during the three years following the issuance of the RSUs, we will issue common shares with voting rights. As of September 30, 2011, we had a total of approximately 3.1 million RSUs outstanding, including approximately 418,600 RSUs granted during the nine months ended September 30, 2011.
As of September 30, 2011, Citi owned approximately 23% of our outstanding common stock and Warburg Pincus owned approximately 22% of our outstanding common stock.

(9)	Earnings Per Share (EPS)
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

The calculation of basic and diluted EPS follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010 (1)
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$40,601	$39,595	$137,091	$204,889
Income attributable to unvested participating securities	(1,144)	(1,540)	(4,341)	(8,305)
Net income used in calculating basic EPS	$39,457	$38,055	$132,750	$196,584
Denominator:
Weighted-average vested shares	73,658	72,259	73,265	72,052
Basic EPS	$0.54	$0.53	$1.81	$2.73

Diluted EPS:
Numerator:
Net income	$40,601	$39,595	$137,091	$204,889
Income attributable to unvested participating securities	(1,136)	(1,527)	(4,295)	(8,219)
Net income used in calculating diluted EPS	$39,465	$38,068	$132,796	$196,670
Denominator:
Weighted-average vested shares	74,199	72,919	74,095	72,833
Diluted EPS	$0.53	$0.52	$1.79	$2.70
____________________
(1) Pro forma basis using weighted-average shares, including the shares issued or issuable upon lapse of restrictions following our April 1, 2010 corporate reorganization as though they had been issued and outstanding on January 1, 2010.

(10)	Share-Based Transactions
As of September 30, 2011, the Company had outstanding equity awards under its Omnibus Incentive Plan (OIP). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. As of September 30, 2011, we had 4.6 million shares available for future grants under this plan.
All outstanding management awards have time-based vesting requirements, vesting over three years. In connection with our granting of management equity awards, we recognized expense and tax benefit offsets as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Management equity award expense	$4,129	$3,076	$11,762	$6,155
Tax benefit associated with management equity awards	1,413	1,059	4,052	2,118
Management equity award expense reflects vesting activity related to management IPO shares granted on April 1, 2010 as well as vesting activity for approximately 354,500 shares granted on February 22, 2011 at $25.80, less a nominal forfeiture adjustment. As of September 30, 2011, total compensation cost not yet recognized in our financial statements related to management equity awards was $27.0 million, all of which was related to equity awards with time-based vesting conditions yet to be reached. We expect to recognize these amounts over a weighted-average period of approximately 1.8 years.
Additionally, for the nine months ended September 30, 2010, we recognized approximately $22.4 million of expense in connection with the IPO shares granted to certain of our sales force leaders in April 2010. This expense was partially offset by a tax benefit of approximately $7.1 million.
Certain quarterly incentive awards to our sales force leaders have performance-based vesting requirements for which the granting and the service period occur within the same calendar quarter. These awards are granted in the form of RSUs which vest upon the conclusion of the quarterly contest and are subject to sale restrictions expiring over the three years subsequent to vesting. Because the awards are subject to sale restrictions following their vesting, their fair value is discounted to reflect a corresponding illiquidity discount. These awards vary with and primarily relate to acquiring life insurance policies and therefore are deferred and amortized in the same manner as other deferred policy acquisition costs. We deferred the following amounts in connection with these awards thereby increasing DAC on our balance sheet.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Quarterly incentive awards expense deferred	$2,480	$2,893	$6,765	$8,682
All of our outstanding equity awards are eligible for dividends or dividend equivalents regardless of vesting status.

(11)	Commitments and Contingent Liabilities
In September 2011, we signed an agreement to lease a new build-to-suit facility which will replace and consolidate substantially all of our existing Duluth, Georgia-based executive and home office (EHO) operations. We expect the building to be complete and ready for occupancy in the second quarter of 2013. The initial lease term will be 15 years with estimated minimum annual rental payments ranging from approximately $4.5 million at inception to approximately $5.6 million in year 15. The leases covering our existing Duluth, Georgia-based EHO operations will terminate in the second quarter of 2013. As such, we do not expect a material increase in our annual operating lease expenditures.
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
In April 2011, we entered into an agreement with Citi relating to an underwritten public offering of 12,000,000 shares of our common stock sold by Citi. We did not receive any proceeds from the sale of these shares. The shares were issued and sold pursuant to our shelf registration statement on Form S-3. As required by the registration rights agreement that we executed with Citi at the time of our initial public offering, we incurred approximately $1.2 million of expenses on behalf of Citi in connection with this public offering.
(13) Subsequent Events
In September 2011, Primerica Life requested approval for an extraordinary dividend in the amount of $200.0 million from the Massachusetts Division of Insurance (MDOI). In October 2011, we received notification that the MDOI had approved Primerica Life's request to pay a $200.0 million dividend to the Parent Company. On November 8, 2011, Primerica Life paid the $200.0 million cash dividend to the Parent Company. The dividend was funded via sales of invested assets and available cash.
On November 1, 2011, we executed an agreement with Citi to repurchase approximately 8.9 million shares of our common stock at a price of $22.42 per share, for a total purchase price of approximately $200.0 million (the repurchase transaction). The per-share purchase price was determined based on the volume-weighted average price per share of Primerica common stock since October 24, 2011. The repurchase transaction is expected to be completed on November 15, 2011 and, in connection therewith, Citi has agreed to a 30-day lockup of its remaining shares (subject to certain limited exceptions). Following the repurchase transaction, Citi will own approximately 12% of Primerica's outstanding common stock. We expect to fund the repurchase transaction with the funds made available by Primerica Life's dividend to the Parent Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we" or the “Company”) for the period from December 31, 2010 to September 30, 2011. As a result, the following discussion should be read in conjunction with MD&A and the consolidated and combined financial statements and notes that are included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to those discussed under the heading “Risk Factors” in the preliminary prospectus supplement dated April 12, 2011 filed as an exhibit to our Current Report on Form 8-K dated April 12, 2011, as supplemented by this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
This MD&A is divided into the following sections:

•	The Transactions

•	Business Overview

•	Regulatory Environment

•	Critical Accounting Estimates

•	Factors Affecting Our Results

•	Results of Operations

•	Financial Condition

•	Liquidity and Capital Resources
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
Term Life Insurance. We distribute the term life insurance products that we originate through our three life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”); National Benefit Life Insurance Company (“NBLIC”); and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Our in-force term insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. Policies with 20-year terms or more accounted for approximately 84% of the face amount of the policies we issued during the nine months ended September 30, 2011. The average face amount of our policies issued during the nine months ended September 30, 2011 was approximately $249,800. While premiums are guaranteed to remain level during the initial term period (up to a maximum of 20 years in the United States), our claim obligations generally increase as our policyholders age. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of upfront acquisition costs and the payment of claims obligations, such that profits are realized ratably with the level premiums of the underlying policies.
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
Results in our Investment and Savings Products segment are driven by sales of mutual funds and annuities, the value of assets in client accounts for which we earn ongoing service and distribution fees and the number of fee generating accounts for which we provide administration functions or retirement plan custodial services. While our investment and savings products all have similar long-term earnings characteristics, our results in a given fiscal period are affected by changes in the overall mix of products within these broad categories.
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
Regulatory Environment
In October 2010, the Department of Labor (the “DOL”) published a proposed rule (the “DOL Proposed Rule”) that would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of Internal Revenue Code Section 4975 ("IRC Section 4975"). Under IRC Section 4975, certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs, may be prohibited. In September 2011, the DOL withdrew the DOL Proposed Rule, but has indicated that it will re-propose a similar fiduciary rule in early 2012. If PFS Investments Inc. and its securities-licensed representatives are deemed to be fiduciaries under a rule similar to the DOL Proposed Rule, our ability to receive and retain certain types of compensation paid by third parties with respect to both new and existing assets in qualified accounts could be significantly limited. Furthermore, our licensed representatives could be required to obtain additional securities licenses, which they may not be willing or able to obtain. Due to the uncertainty of present facts and circumstances, we currently are unable to determine the impact, if any, on our business, financial position or results of operations.
In July, 2011, the New York State Insurance Department (the “NYSID”) sent industry-wide inquiries to insurers, including NBLIC, instructing them to cross-check the U.S. Social Security Administration's Death Master File against the insurer's records and report findings to the NYSID. NBLIC has filed its first report in response to the inquiry. Other jurisdictions have or may issue similar industry-wide inquiries. Due to the uncertainty of present facts and circumstances, we currently are unable to determine the impact, if any, on our business, financial position or results of operations.
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
During the nine months ended September 30, 2011, there have been no changes in the items that we have identified as critical accounting estimates. For additional information, see the Critical Accounting Estimates section of MD&A included in our 2010 Annual Report.
Accounting for Deferred Policy Acquisition Costs. In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26). ASU 2010-26 creates a more limited definition than the current guidance, which defines deferred policy acquisition costs as those that vary with, and primarily relate to, the acquisition of insurance contracts. Under the revised definition, deferred acquisition costs include incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. All other acquisition-related costs - including unsuccessful acquisition and renewal efforts - will be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and will be charged to expense as incurred. We anticipate retrospectively adopting ASU 2010-26 for our fiscal year beginning January 1, 2012. For additional information, see Note 1 of the notes to our financial statements.
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
For the three months ended September 30, 2011, recruiting increased by 43% to 83,074 new recruits, compared with 58,178 for the three months ended September 30, 2010. This recruiting surge was driven by momentum generated at and following our June 2011 convention. We believe that this performance measure also benefited from the promotion lowering the Independent Business Application ("IBA") licensing fee charged to new recruits from $99 to $50 through the end of July 2011 and new product and field technology initiatives. For the nine months ended September 30, 2011, new recruits increased to 201,025 from 181,508 in the first nine months of 2010.
The size of our life-licensed sales force declined to 91,970 sales representatives as of September 30, 2011 from 96,872 as of December 31, 2010, but increased from 90,519 as of June 30, 2011. New life license growth lagged recruiting growth primarily due to a reduction in the licensing pull-through rate, consistent with historical trends following a recruiting surge.

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
The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Average number of life-licensed sales representatives	91,302	96,611	92,031	97,221
Number of new policies issued	65,067	54,373	176,174	167,224
Average monthly rate of new policies issued per life-licensed sales representative	.24x	.19x	.21x	.19x
During the three and nine months ended September 30, 2011, the increased productivity of our individual sales representatives was driven by the post-convention recruiting surge discussed above in Recruiting and Sales Representatives and strong sales of our new TermNow product. The elevated level of new recruits generated more warm market referrals and sales opportunities as new recruits set appointments with their field trainers to begin the sales training process. Our new TermNow product uses prescription databases rather than oral fluid to begin the underwriting process so TermNow policies are issued faster than previous products, which has led to an increase in and acceleration of issued policies since the introduction of TermNow in June 2011. As a result of these two factors, productivity for the three and nine months ended September 30, 2011 was higher than our historical range. Productivity is expected to return to the historical range going forward.
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

•
Investment Yields. We generally use a level investment yield rate which reflects yields currently available. For 2011 and 2010 new issues, we are using an increasing interest rate assumption to reflect the historically low interest rate environment. Both the DAC asset and the reserve liability increase with the assumed investment yield rate. Since the DAC asset is higher than the reserve liability in the early years of a policy, a lower assumed investment yield generally will result in lower profits. In the later years, when the reserve liability is higher than the DAC asset, a lower assumed investment yield generally will result in higher profits. Actual investment yields will impact the net investment income allocated to the Term Life Insurance segment, but will not impact the DAC asset or reserve liability.

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

Results of Operations
Primerica, Inc. and Subsidiaries Results
Our results of operations for the three and nine months ended September 30 were as follows:

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$560,739	$547,444	$13,295	2%	$1,673,689	$1,632,744	$40,945	3%
Ceded premiums	(425,643)	(437,054)	11,411	(3)%	(1,283,445)	(1,032,386)	(251,059)	24%
Net premiums	135,096	110,390	24,706	22%	390,244	600,358	(210,114)	(35)%
Commissions and fees	100,883	89,737	11,146	12%	315,697	274,652	41,045	15%
Net investment income	27,103	27,855	(752)	(3)%	82,958	138,423	(55,465)	(40)%
Realized investment (losses) gains, including OTTI	(178)	1,015	(1,193)	(118)%	2,184	32,445	(30,261)	(93)%
Other, net	12,887	12,239	648	5%	36,155	36,598	(443)	(1)%
Total revenues	275,791	241,236	34,555	14%	827,238	1,082,476	(255,238)	(24)%
Benefits and expenses:
Benefits and claims	64,101	49,811	14,290	29%	179,008	265,670	(86,662)	(33)%
Amortization of DAC	30,532	23,844	6,688	28%	83,473	138,499	(55,026)	(40)%
Sales commissions	46,971	42,264	4,707	11%	147,490	129,657	17,833	14%
Insurance expenses	15,465	11,999	3,466	29%	44,171	59,616	(15,445)	(26)%
Insurance commissions	4,909	5,099	(190)	(4)%	14,128	15,701	(1,573)	(10)%
Interest expense	7,000	6,968	32	*	20,995	13,896	7,099	51%
Other operating expenses	42,962	39,372	3,590	9%	124,816	140,817	(16,001)	(11)%
Total benefits and expenses	211,940	179,357	32,583	18%	614,081	763,856	(149,775)	(20)%
Income before income taxes	63,851	61,879	1,972	3%	213,157	318,620	(105,463)	(33)%
Income taxes	23,250	22,284	966	4%	76,066	113,731	(37,665)	(33)%
Net income	$40,601	$39,595	$1,006	3%	$137,091	$204,889	$(67,798)	(33)%
____________________
* Less than 1%
We entered into the Citi reinsurance and reorganization transactions during March and April of 2010. As such, results for the nine months ended September 30, 2010 include three months of operations prior to the Citi reinsurance and reorganization transactions. Results for the nine months ended September 30, 2010 include income attributable to the underlying policies that were reinsured to Citi on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances transferred to the Citi reinsurers and a portion of the distributions to Citi made as part of our corporate reorganization. The Citi reinsurance transaction impacted the Term Life Insurance segment, while the reorganization transactions impacted both the Term Life Insurance and Corporate and Other Distributed Products segments, with the larger impact on the latter segment. For additional information on the effect of the Transactions, see the Segment Results discussions below and the sections of MD&A entitled "The Transactions" and "Results of Operations -- Primerica, Inc. Pro Forma Results" included in our 2010 Annual Report.
Results for the Three Months Ended September 30, 2011 and 2010
Total revenues. Total revenues were primarily driven by growth in net premiums and commissions and fees. The growth in net premiums primarily reflects incremental premiums on New Term policies issued subsequent to the Citi reinsurance transactions ("New Term"). The increase in commissions and fees was largely driven by increased sales of variable annuities in our Investment and Savings Product segment.
Total benefits and expenses. Total benefits and expenses were higher primarily as a result of the growth in our Term Life and Investment and Savings Products businesses and higher overall operating expenses. Benefits and claims and amortization of DAC increased as a result of the continued growth in our Term Life business following the Citi reinsurance transactions. Sales commissions were higher consistent with the increase in commission and fee revenue noted in total revenues above. Expenses increased primarily as a result of initiatives announced at our June 2011 convention, higher premium taxes and lower expense allowances due to the continued run-off in the block of business ceded to Citi.
Income taxes. Our effective income tax rate was 36.4% for the three months ended September 30, 2011, compared with 36.0% for the three months ended September 30, 2010.
For additional information, see the Segment Results discussions below.
Results for the Nine Months Ended September 30, 2011 and 2010
Total revenues. The decline in total revenues largely reflects the impact of the Citi reinsurance and reorganization transactions and lower realized investment gains, partially offset by the growth in New Term premium and in our Investment and Savings Product business. Excluding approximately $351.1 million of revenues that would not have been recognized in 2010 had the Citi reinsurance and reorganization transactions been effected on January 1, 2010, total revenues would have increased approximately $95.8 million, or 13%.
Total benefits and expenses. The decrease in total benefits and expenses was primarily driven by the impact of the Citi reinsurance and reorganization transactions noted in the three month comparison above, partially offset by growth in New Term business and an increase in sales commissions on products in our Investment and Savings Product segment. Excluding approximately $217.3 million of expenses that would not have been recognized in 2010 had the Citi reinsurance and reorganization transactions been effected three months earlier on January 1, 2010, total benefits and expenses would have increased approximately $67.6 million, or 12%.
Income taxes. Our effective income tax rates were 35.7% for both the nine months ended September 30, 2011 and 2010.
For additional information, see the Segment Results discussions below.
Segment Results
Term Life Insurance Segment Results

Term Life Insurance segment results were as follows:

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$539,693	$525,644	$14,049	3%	$1,612,143	$1,571,368	$40,775	3%
Ceded premiums	(421,933)	(433,234)	11,301	(3)%	(1,272,477)	(1,021,612)	(250,865)	25%
Net premiums	117,760	92,410	25,350	27%	339,666	549,756	(210,090)	(38)%
Allocated net investment income	15,664	15,595	69	*	47,127	96,391	(49,264)	(51)%
Other, net	8,289	7,928	361	5%	23,523	25,353	(1,830)	(7)%
Total revenues	141,713	115,933	25,780	22%	410,316	671,500	(261,184)	(39)%
Benefits and expenses:
Benefits and claims	52,067	39,084	12,983	33%	143,339	235,327	(91,988)	(39)%
Amortization of DAC	25,868	21,900	3,968	18%	71,009	129,835	(58,826)	(45)%
Insurance commissions	267	330	(63)	(19)%	862	2,858	(1,996)	(70)%
Insurance expenses	12,548	9,194	3,354	36%	34,969	50,790	(15,821)	(31)%
Interest expense	2,875	2,843	32	1%	8,620	5,646	2,974	53%
Total benefits and expenses	93,625	73,351	20,274	28%	258,799	424,456	(165,657)	(39)%
Income before income taxes	$48,088	$42,582	$5,506	13%	$151,517	$247,044	$(95,527)	(39)%
____________________
* Less than 1%

We entered into the Citi reinsurance and reorganization transactions during March and April of 2010. As such, results for the nine months ended September 30, 2010 include three months of operations prior to the Citi reinsurance and reorganization transactions. Results for the nine months ended September 30, 2010 include income attributable to the underlying policies that were reinsured to Citi on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances transferred to the Citi reinsurers and a portion of the distributions to Citi made as part of our corporate reorganization. From a statement of income perspective, these transactions impacted ceded premiums, net premiums, allocated net investment income, benefits and claims, amortization of DAC, insurance commissions, insurance expenses and interest expense. For additional information on the effect of the Transactions, see the sections of MD&A entitled "The Transactions" and "Segment Results -- Term Life Insurance Segment" included in our 2010 Annual Report.
Results for the Three Months Ended September 30, 2011 and 2010
Net premiums. Direct premiums grew consistent with the growth in face amount in force. The decline in ceded premiums primarily reflects the run-off of the business subject to the Citi reinsurance transactions. The growth in net premiums primarily reflects incremental New Term premiums as well as the decrease in ceded premiums. Net premiums also benefited from continued improvements in persistency.
Benefits and claims. The increase in benefits and claims was largely driven by growth in the business noted in net premiums above and slightly unfavorable mortality experience.
Amortization of DAC. The growth in amortization of DAC was lower than the growth in net premiums primarily as a result of higher DAC amortization in the third quarter of 2010 due to a reduction in the DAC interest rate assumption used for 2010 new business and slightly favorable persistency.
Insurance expenses. The growth in insurance expenses primarily reflects the impact of premium-related increases in taxes, licenses and fees and the run-off of expense allowances received under the terms of the Citi reinsurance agreements as well as the inclusion of approximately $1.7 million of expenses associated with the $50 IBA fee promotion which ended July 31, 2011.
Results for the Nine Months Ended September 30, 2011 and 2010
Direct premiums. Direct premiums grew consistent with the growth in face amount in force.
Ceded premiums. The increase in ceded premiums primarily reflects the impact of the Citi reinsurance transactions, partially offset by the ceded premium recoveries discussed in Note 6 of the notes to our financial statements. Adjusting for approximately $296.3 million of additional premiums that would have been ceded to Citi in 2010 had the Citi reinsurance transactions been effected on January 1, 2010 and approximately $8.7 million of additional ceded premium recoveries in 2011, ceded premium would have decreased approximately $36.7 million, or 3%, reflecting the continued run-off of the business ceded to Citi.
Net premiums. The decline in net premiums primarily reflects the impact on ceded premium of the Citi reinsurance transactions, partially offset by the ceded premium recoveries discussed in ceded premiums above. Excluding approximately $296.3 million of premiums that would have been ceded to Citi in 2010 had the transactions been effected on January 1, 2010, net premiums would have increased approximately $77.5 million, or 31%, reflecting incremental premium growth subsequent to the Citi reinsurance transactions and the ceded premium recoveries. Net premiums also benefited from continued improvements in persistency.
Allocated net investment income. The decrease in allocated net investment income was largely attributable to the Citi reinsurance and reorganization transactions. Excluding approximately $48.3 million of income earned in 2010 on assets that were transferred to Citi in connection with the reinsurance and reorganization transactions, allocated net investment income would have decreased approximately $1.0 million, or 2%.
Benefits and claims. Excluding approximately $128.2 million of expenses that would have been recognized by the Citi reinsurers in 2010 had the Citi reinsurance transactions been effected on January 1, 2010 and the effect on net premiums of the 2011 ceded premium recoveries discussed in ceded premiums above, benefits and claims would have grown consistent with the growth in premiums.
Amortization of DAC. Excluding approximately $71.4 million of DAC amortization that would have been recognized by the Citi reinsurers in 2010 had the Citi reinsurance transactions been effected on January 1, 2010, DAC amortization would have increased approximately $12.6 million, or 21%, over the nine months ended September

30, 2010. The growth in DAC amortization was lower than the growth in net premiums primarily due to the inclusion of a one-time DAC adjustment of approximately $2.2 million in the first quarter of 2011 largely related to in-force business ceded to the Citi reinsurers. Favorable persistency also impacted the rate of DAC amortization as noted in the three month comparison above.
Insurance expenses. Insurance expenses decreased largely as a result of the Citi reinsurance transactions. Excluding approximately $26.1 million of expenses that would not have been recognized in 2010 had the transactions been effected on January 1, 2010, insurance expenses would have increased approximately $10.3 million, or 42%. This increase in insurance expenses largely reflects the impact of a full year of the taxes, licenses and fees growth and expense allowance run-off noted in the three month comparison above, expenses associated with convention initiatives, including the $50 IBA fee promotion and the write-off of medical testing materials, build out of management compensation and benefits expense post-IPO, partially offset by the release of management incentive compensation accruals for compensation earned in 2010 but paid in 2011 at a lower rate than had been anticipated.
Term Life Insurance Product Sales
For the nine months ended September 30, 2011, we issued 176,174 new policies, compared with 167,224 new policies for the same period in 2010. Sales of our term life insurance products have experienced strong growth following our June convention and reflect the popularity of our newly introduced TermNow product as well as the surge in new recruits which increased our warm markets leads and sales opportunities as new recruits set appointments with their field trainers to begin the sales training process.
Term Life Insurance Face Amount In Force
The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$663,617	$653,530	$10,087	2%	$656,791	$650,195	$6,596	1%
Issued face amount	18,885	18,113	772	4%	54,594	56,152	(1,558)	(3)%
Terminations	(16,221)	(17,836)	1,615	(9)%	(48,192)	(52,859)	4,667	(9)%
Foreign currency	(98)	826	(924)	*	2,989	1,145	1,844	*
Face amount in force, end of period (1)	$666,182	$654,633	$11,549	2%	$666,182	$654,633	$11,549	2%
____________________
* Not meaningful

(1)	Totals may not add due to rounding.
Issued face amount improved during the three months ended September 30, 2011 largely benefiting from the surge in recruiting as well as reflecting strong policy sales of our new TermNow product which we launched at our June convention. The effect of higher policy sales was partially offset by lower average size of policies issued. The lower average size of policies issued during the three months ended September 30, 2011 primarily reflects the June 2011 introduction of TermNow policies which are sold at lower face amounts. While issued face amount decreased 3% during the nine months ended September 30, 2011, it benefited from both the growth in our sales force and new recruits and the introduction of TermNow. The decrease in terminations resulted from persistency that, while remaining below historical norms, has continued to improve.

Investment and Savings Product Segment Results
Investment and Savings Products segment results were as follows:

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$42,244	$32,941	$9,303	28%	$130,276	$105,605	$24,671	23%
Asset-based revenues	41,996	37,602	4,394	12%	132,169	115,061	17,108	15%
Account-based revenues	10,140	10,620	(480)	(5)%	32,383	31,145	1,238	4%
Other, net	3,106	2,711	395	15%	8,090	6,974	1,116	16%
Total revenues	97,486	83,874	13,612	16%	302,918	258,785	44,133	17%
Expenses:
Amortization of DAC	4,034	1,361	2,673	*	10,570	6,938	3,632	52%
Insurance commissions	2,277	1,963	314	16%	6,761	5,763	998	17%
Sales commissions:
Sales-based	29,627	23,474	6,153	26%	91,552	75,674	15,878	21%
Asset-based	13,805	12,232	1,573	13%	44,367	37,858	6,509	17%
Other operating expenses	20,997	18,266	2,731	15%	61,413	53,792	7,621	14%
Total expenses	70,740	57,296	13,444	23%	214,663	180,025	34,638	19%
Income before income taxes	$26,746	$26,578	$168	*	$88,255	$78,760	$9,495	12%
____________________
* Less than 1% or not meaningful

Supplemental information on the underlying metrics that drove results follows.

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions and accounts in thousands)
Product sales:
Retail mutual funds	$498	$475	$23	5%	$1,747	$1,621	$126	8%
Annuities and other	483	288	195	68%	1,286	863	423	49%
Total sales-based revenue generating product sales (1)	982	762	220	29%	3,033	2,484	549	22%
Segregated funds and other	78	62	16	26%	276	237	39	16%
Total product sales (1)	$1,060	$824	$236	29%	$3,309	$2,721	$588	22%
Average client asset values:
Retail mutual funds	$23,521	$21,919	$1,602	7%	$24,578	$22,265	$2,313	10%
Annuities and other	8,192	6,954	1,238	18%	8,341	6,918	1,423	21%
Segregated funds	2,479	2,184	295	14%	2,501	2,157	344	16%
Total average asset values in client accounts (1)	$34,192	$31,056	$3,136	10%	$35,419	$31,341	$4,078	13%
Average number of fee-generating accounts:
Recordkeeping accounts	2,626	2,715	(89)	(3)%	2,633	2,739	(106)	(4)%
Custodial accounts	1,959	1,983	(24)	(1)%	1,955	1,996	(41)	(2)%
_____________________

(1)	Totals may not add due to rounding.

The Citi reinsurance and reorganization transactions had no impact on the Investment and Savings Products segment.
Results for the Three Months Ended September 30, 2011 and 2010
Commissions and fees. Commissions and fees increased primarily as a result of economic and market trends and client demand. Sales-based revenues primarily grew as a result of demand, but also reflect the impact of internal exchanges for the variable annuity products we offer. Asset-based revenues were driven by higher average client asset values in the third quarter of 2011.
Amortization of DAC. The increase in DAC amortization was primarily driven by the impact on amortization rates of lower investment returns on our Canadian Segregated Funds products.
Sales commissions. The increase in sales- and asset-based commissions was primarily driven by the increases in sales and assets noted above. Sales-based commission expense growth was slightly lower than sales-based commission and fees revenue growth largely reflecting the dynamic between revenues and expenses that occurs with internal exchanges of variable annuities. While the commissions that we receive and then pay to our sales representatives in internal exchange transactions are proportionately lower than those paid for a new sale, sales-related marketing and support fees from internal exchanges are received in full with no associated impact on sales commissions expense.
Other operating expenses. Other operating expenses increased largely as a result of growth in the business as well as costs to launch our new managed accounts product and various government relations efforts.
Product sales. Investment and savings products sales were higher in the three months ended September 30, 2011 largely reflecting the impact of internal exchanges of variable annuities.
Results for the Nine Months Ended September 30, 2011 and 2010
Commissions and fees. Commissions and fees increased primarily as a result of economic and market trends and client demand as noted in the three month comparison above.
Amortization of DAC. The increase in DAC amortization was primarily driven by the impact of lower investment returns on our Canadian Segregated Funds products. Growth in account values also led to higher DAC amortization.
Sales commissions. The increase in sales- and asset-based commissions was primarily driven by the increases in sales and assets noted in the three month comparison above.
Other operating expenses. Other operating expenses increased primarily as a result of growth in the business, expenses related to new product introductions and the recordkeeping fee structure change we recognized in the second quarter of 2011, partially offset by the release of management incentive compensation accruals earned in 2010 but paid in 2011 at a lower rate than had been anticipated.
Product sales. Investment and savings products sales were higher in the nine months ended September 30, 2011 largely reflecting the impact of internal exchanges of variable annuities.

Asset Values in Client Accounts
Changes in asset values in client accounts were as follows:

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)
Asset values, beginning of period	$36,020	$29,723	$6,297	21%	$34,869	$31,303	$3,566	11%
Inflows	1,060	824	236	29%	3,309	2,721	588	22%
Redemptions	(1,024)	(887)	(137)	15%	(3,225)	(2,746)	(479)	17%
Change in market value, net and other	(4,433)	2,940	(7,373)	*	(3,331)	1,322	(4,653)	*
Asset values, end of period (1)	$31,623	$32,600	$(977)	(3)%	$31,623	$32,600	$(977)	(3)%
____________________
* Not meaningful

(1)	Totals may not add due to rounding.
The assets in our clients’ accounts are invested in diversified funds composed mainly of U.S. and Canadian equity and fixed-income securities. Inflows increased consistent with the increase in sales volume. The amount of redemptions also increased reflecting the year-over-year increase in average assets under management, even though actual redemption rates were relatively level as a percent of average assets under management for both the 2011 and 2010 periods. The market return on assets under management in the 2011 and 2010 periods reflects general market value trends. Because a large portion of the revenues in our Investment and Savings Products segment are derived from commission and fee revenues that are based on the asset values in clients’ accounts, we have also seen an increase in our asset-based commission and fee revenues and expenses.

Corporate and Other Distributed Products Segment Results

Corporate and Other Distributed Products segment results were as follows:

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$21,046	$21,800	$(754)	(3)%	$61,545	$61,376	$169	*
Ceded premiums	(3,710)	(3,820)	110	(3)%	(10,969)	(10,774)	(195)	2%
Net premiums	17,336	17,980	(644)	(4)%	50,576	50,602	(26)	*
Commissions and fees	6,502	8,574	(2,072)	(24)%	20,868	22,841	(1,973)	(9)%
Allocated net investment income	11,439	12,260	(821)	(7)%	35,831	42,031	(6,200)	(15)%
Realized investment (losses) gains, including OTTI	(178)	1,015	(1,193)	(118)%	2,184	32,446	(30,262)	(93)%
Other, net	1,493	1,600	(107)	(7)%	4,545	4,271	274	6%
Total revenues	36,592	41,429	(4,837)	(12)%	114,004	152,191	(38,187)	(25)%
Benefits and expenses:
Benefits and claims	12,034	10,727	1,307	12%	35,670	30,344	5,326	18%
Amortization of DAC	631	583	48	8%	1,895	1,725	170	10%
Insurance commissions	2,365	2,807	(442)	(16)%	6,505	7,083	(578)	(8)%
Insurance expenses	2,916	2,805	111	4%	9,200	8,823	377	4%
Sales commissions	3,538	6,558	(3,020)	(46)%	11,570	16,124	(4,554)	(28)%
Interest expense	4,125	4,125	—	*	12,375	8,250	4,125	50%
Other operating expenses	21,966	21,105	861	4%	63,404	87,026	(23,622)	(27)%
Total benefits and expenses	47,575	48,710	(1,135)	(2)%	140,619	159,375	(18,756)	(12)%
(Loss) income before income taxes	$(10,983)	$(7,281)	$(3,702)	51%	$(26,615)	$(7,184)	$(19,431)	*
 ____________________
* Less than 1% or not meaningful
We entered into the reorganization transactions during March and April of 2010. As such, results for the nine months ended September 30, 2010 include three months of operations prior to the reorganization transactions. Results for the nine months ended September 30, 2010 include net investment income earned on the invested assets backing the distributions to Citi made as part of our corporate reorganization. From a statement of income perspective, these transactions impacted net investment income, interest expense and other operating expenses. For additional information on the effect of the Transactions, see the sections of MD&A entitled "The Transactions" and "Segment Results -- Corporate and Other Distributed Products Segment" included in our 2010 Annual Report.
Results for the Three Months Ended September 30, 2011 and 2010
Total revenues were lower during the three months ended September 30, 2011 due in part to a decline in commissions and fees as a result of the ongoing decline in our loan business. A decrease in realized investment gains from the third quarter of 2010 also contributed to the decline in total revenues. We recognized approximately $981,000 of OTTI during the third quarter of 2011, compared with approximately $268,000 of OTTI in the third quarter of 2010.
Benefits and claims were higher primarily due to the impact of adverse morbidity experienced by the short-term disability line and adverse claims in various run-off blocks of insurance products, all of which were underwritten by NBLIC, our New York insurance subsidiary.
Other operating expenses were higher during the three months ended September 30, 2011 largely as a result of a $2.7 million charge for the elimination of print inventories as the materials we produce are now predominantly used for internal consumption, partially offset by a decline in Citi expense allocations and other 2010 expenses related to our IPO.
Results for the Nine Months Ended September 30, 2011 and 2010
Total revenues were lower in the nine months ended September 30, 2011 primarily as a result of the realized investment gains recognized in the first quarter of 2010 in anticipation of our corporate reorganization and lower allocated net investment income. Excluding approximately $6.4 million of allocated net investment income that would not have been earned in 2010 had the reorganization transactions been effected January 1, 2010, allocated net investment income would have increased approximately $196,000, or less than 1%. Realized investment gains included $1.3 million of OTTI in the first nine months of 2011, compared with $12.1 million of OTTI in the first nine months of 2010.
Benefits and claims increased primarily as a result of the adverse morbidity and claims experience noted in the three month comparison above.
Interest expense for the nine months ended September 30, 2010 reflects only six months of expense due to the April 1, 2010 issuance date of the Citi note.
Other operating expenses were lower in the nine months ended September 30, 2011 primarily as a result of approximately $22.4 million of expense associated with our IPO-related equity awards recognized in the second quarter of 2010. Excluding the impact of this IPO-related expense, other operating expenses would have declined by $1.2 million, or 2%. Other items contributing to the decline include those noted in the three month comparison above, partially offset by costs associated with our 2011 capital structure initiatives.
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
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. At September 30, 2011, the average rating of our fixed-maturity portfolio was A, with an average duration of approximately 3.5 years, compared with an average rating of A and an average duration of 3.6 years at December 31, 2010.

The distribution of our investments in fixed-maturity securities by rating follows.

	September 30, 2011		December 31, 2010
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$489,560	25%	$521,615	27%
AA	194,975	10%	176,947	9%
A	445,430	23%	426,658	22%
BBB	707,322	36%	694,884	36%
Below investment grade	130,576	7%	130,080	7%
Not rated	922	*	2,340	*
Total (1)	$1,968,785	100%	$1,952,524	100%
____________________
* Less than 1%

(1)	Totals may not add due to rounding.
The ten largest holdings within our invested asset portfolio were as follows:

	September 30, 2011
Issuer	Cost or amortized cost	Fair value	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$36,269	$39,016	$2,747	AAA
National Rural Utilities Cooperative	12,022	15,235	3,213	A+
General Electric Co.	11,490	13,210	1,720	A-
Bank of America Corporation	12,716	12,698	(18)	A
Verizon Communications Inc	10,932	12,272	1,340	AA+
ProLogis Inc.	11,743	12,067	324	BBB-
Enel SpA	9,063	10,746	1,683	A
Edison International	8,797	10,063	1,266	A-
ConocoPhillips	10,543	10,049	(494)	A-
Banco Santander SA	9,981	10,010	29	B+
Total – ten largest holdings	$133,556	$145,366	$11,810
Total – fixed-maturity and equity securities	$1,987,454	$2,139,852
Percent of total fixed-maturity and equity securities	7%	7%
On November 1, 2011, we executed an agreement with Citi to repurchase approximately 8.9 million shares of our common stock for a total purchase price of approximately $200.0 million (the "repurchase transaction"). The repurchase transaction is expected to be completed on November 15, 2011 (see Note 13 of the notes to our financial statements). We are funding the repurchase transaction with the proceeds from a dividend paid by Primerica Life on November 8, 2011. The dividend from Primerica Life to the Parent Company was funded through sales of investments and available cash. The changes to asset mix, duration and overall credit quality of our invested asset portfolio were not meaningful. However, with the reduction in our consolidated cash and invested assets as a result of the repurchase transaction, we expect net investment income to decline. We also expect our average book yield to increase modestly, as the investments sold to fund the dividend generally had yields that were lower than the average book yield on the pre-dividend invested assets portfolio.
For additional information on our invested asset portfolio, see Note 4 of the notes to our financial statements.
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
In April 2011, we filed with the Securities and Exchange Commission a shelf registration statement that enables us to offer and sell to the public our equity and debt securities from time to time as we may determine and enables certain of our stockholders to resell our shares of common stock held by them. Pursuant to this registration statement, Citi sold 12 million shares of our common stock in the open market in April 2011, which significantly increased the public float of our common stock.

In September 2011, Primerica Life requested approval for an extraordinary dividend in the amount of $200.0 million from the Massachusetts Division of Insurance (the "MDOI"). In October 2011, we received notification that the MDOI had approved Primerica Life's request to pay a $200.0 million dividend to the Parent Company. On November 8, 2011, Primerica Life paid the $200.0 million cash dividend to the Parent Company. The dividend was funded via sales of invested assets and available cash.

On November 1, 2011, we executed an agreement with Citi to repurchase approximately 8.9 million shares of our common stock at a price of $22.42 per share, for a total purchase price of approximately $200.0 million. The per-share purchase price was determined based on the volume-weighted average price per share of Primerica common stock since October 24, 2011. The repurchase transaction is expected to be completed on November 15, 2011 and, in connection therewith, Citi has agreed to a 30-day lockup of its remaining shares (subject to certain limited exceptions). We expect to fund the repurchase transaction with the funds made available by Primerica Life's dividend to the Parent Company.
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
The components of the change in cash were as follows:

	Nine months ended
	September 30,		Change
	2011	2010	$
	(In thousands)
Net cash provided by operating activities	$7,430	$21,486	$(14,056)
Net cash provided by investing activities	24,944	715,707	(690,763)
Net cash used in financing activities	(5,301)	(1,289,141)	1,283,840
Effect of foreign exchange rate changes on cash	916	24,185	(23,269)
Change in cash and cash equivalents	$27,989	$(527,763)	$555,752
Operating Activities. The change in operating cash flows compared with the prior-year period was primarily the result of lower net cash flow from our term life insurance business and lower net investment income, both of which were significantly impacted by the Citi reinsurance transactions and our corporate reorganization. Net cash used in operating activities for the nine months ended September 30, 2011 also reflects approximately $6.4 million of net purchases of trading securities held by our broker-dealer subsidiary.
Investing Activities. The decline in cash provided by investing activities was primarily the result of sales of securities during the first quarter of 2010 as we increased our cash position to fund distributions to Citi in connection with the Transactions. Net cash provided by investing activities during the nine months ended September 30, 2011 reflects approximately $33.5 million of investment purchases that traded prior to the end of the quarter but didn't settle until after the end of the quarter. If these investment purchases had settled prior to the end of the quarter, net cash used by investing activities would have been approximately $8.6 million. Additionally, we would have reported a decrease in cash and cash equivalents of approximately $5.5 million instead of an increase of approximately $28.0 million, and period-end cash and cash equivalents would have been approximately $120.5 million.
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
We were in compliance with all of the covenants of the Citi note at September 30, 2011. No events of default or defaults occurred during the nine months ended September 30, 2011.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of September 30, 2011, our debt-to-capital ratio was 16.0%.
Rating Agencies
As of September 30, 2011, Primerica, Inc.'s senior debt ratings were as follows:

Agency	Senior debt rating
Moody's	Baa2, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook
As of September 30, 2011, Primerica Life's financial strength ratings were as follows:

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
As of September 30, 2011, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth. Following the $200.0 million dividend from Primerica Life to the Parent Company, which we expect to pay in November 2011, Primerica Life's RBC ratio will remain well positioned to support existing operations and fund future growth.
In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk and foreign exchange risk. Primerica Life Canada is in compliance with Canada’s minimum capital requirements as of September 30, 2011, as determined by OSFI.
Short-term Borrowings
We had no short-term borrowings as of or during the nine months ended September 30, 2011.
Contractual Obligations Update
In September 2011, we signed an agreement to lease a new build-to-suit facility which will replace and consolidate substantially all of our existing Duluth, Georgia-based executive and home office ("EHO") operations. We expect the building to be complete and ready for occupancy in the second quarter of 2013. The initial lease term will be 15 years with estimated minimum annual rental payments ranging from approximately $4.5 million at inception to approximately $5.6 million in year 15. The leases covering our existing Duluth, Georgia-based EHO operations will terminate in the second quarter of 2013. As such, we do not expect a material increase in our operating lease expenditures, however the period over which we are contractually obligated for the EHO lease will extend to 2028.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements made by our officials and their respective subsidiaries during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in the preliminary prospectus supplement dated April 12, 2011 filed as an exhibit to our Current Report on Form 8-K dated April 12, 2011, as supplemented by this Quarterly Report on Form 10-Q.
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
Interest rate risk
The fair value of the fixed-maturity securities in our invested asset portfolio as of September 30, 2011 was $2.12 billion. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolios to decline by approximately $66.2 million, or 3%, based on our actual securities positions as of September 30, 2011.
Canadian currency risk
We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. For the nine months ended September 30, 2011, 19% of our revenues from operations, excluding realized investment gains, were generated by our Canadian operations. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar financial statements and a weaker Canadian dollar has the opposite effect. Historically, we have not hedged this exposure, although we may elect to do so in future periods.
One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the nine months ended September 30, 2011. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our net income before income taxes for the nine months ended September 30, 2011 by approximately $5.0 million.

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
Changes in Internal Control Over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Risk Factors contained in the 2010 Annual Report are incorporated herein by reference except to the extent they have changed materially as described in Item 8.01 to the Current Report on Form 8-K dated April 12, 2011 and as disclosed under the heading “Risk Factors” in Exhibit 99.1 thereto, which disclosure is incorporated herein by reference or as set forth below.

If heightened standards of conduct or more stringent licensing requirements, such as those recently proposed by the Securities and Exchange Commission (the "SEC") and proposed and withdrawn by the Department of Labor (the "DOL"), are imposed on us or our sales representatives or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

Our sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer, and our U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by FINRA. These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. The Dodd-Frank Act, which gives the SEC the power to impose on broker-dealers a heightened standard of conduct that is currently applicable only to investment advisers, requires the SEC to conduct a study to evaluate the effectiveness of the current legal standards of conduct for those that provide personalized investment advice regarding securities to retail customers. The SEC staff recently submitted a report to Congress in which it recommends that the SEC adopt a uniform fiduciary standard of conduct.

In October 2010, the DOL published a proposed rule (the “DOL Proposed Rule”) that would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of Internal Revenue Code Section 4975 (“IRC Section 4975”). Under IRC Section 4975, certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs, may be prohibited. In September 2011, the DOL withdrew the proposed DOL Proposed Rule, but announced that it will re-propose a similar fiduciary rule in early 2012. If PFS Investments and its securities-licensed representatives are deemed to be fiduciaries under a rule similar to the DOL Proposed Rule, our ability to receive and retain certain types of compensation paid by third parties with respect to both new and existing assets in qualified accounts could be significantly limited. Furthermore, our licensed representatives could be required to obtain additional securities licenses, which they may not be willing or able to obtain.

IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2010. Thus, if a fiduciary rule similar to the DOL Proposed Rule is re-proposed and adopted, we would expect to substantially restructure our current business model for qualified accounts. Such restructuring could make it significantly more difficult for us and our representatives to profitably serve the middle-income market and could result in a significant reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed representatives.

The DOL Proposed Rule was withdrawn in connection with substantial public comment, including significant opposition from participants in the securities industry, and, as a result, the form, substance and timing of any re-

proposed or final rule are unknown at this time. It is also possible that a rule could be adopted in a form that does not materially adversely affect us. If re-proposed and adopted in the form initially proposed, however, the DOL Proposed Rule could have a materially adverse affect on our business, financial condition and results of operations.

Heightened standards of conduct as a result of either of the above proposals or another similar proposed rule or regulation could also increase the compliance and regulatory burdens on our representatives, lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives and a reduction in the products we offer to our clients, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2011, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximun number of share that may yet be purchased under the plans or programs
July 1 - 31, 2011	—	$—	—	—
August 1 - 31, 2011	—	—	—	—
September 1 - 30, 2011	120	19.81	—	—
Total	120	$19.81	—	—
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
The agreements included as exhibits to this report are included to provide you with information regarding the terms of these agreements and are not intended to provide any other factual or disclosure information about the Company or its subsidiaries, our business or the other parties to these agreements. These agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the application agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to our investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
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

101.INS*	XBRL Instance Document (1)

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The financial information contained in the XBRL(eXtensible Business Reporting Language)-related documents is “unaudited” and “unreviewed”.
(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Stockholders’ Equity, (iv) Condensed Statements of Comprehensive Income, (v) Condensed Statements of Cash Flows, (vi) Notes to Condensed Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

November 7, 2011	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)