Form 10-K
period 2011-12-31
Primerica, Inc.
filed 2012-02-28
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Registrant’s telephone number, including area code: (770) 381-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, was $842,037,313. The number of shares of the registrant's Common Stock outstanding at January 31, 2012, with $.01 par value, was 64,938,806.
Documents Incorporated By Reference
Certain information contained in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 16, 2012 is incorporated by reference into Part III hereof.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this report as well as some statements in periodic press releases and some oral statements made by our officials during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors” included herein.
Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•	our failure to continue to attract and license new recruits, retain sales representatives, or license or maintain the licensing of our sales representatives;

•	changes to the independent contractor status of our sales representatives;

•	our or our sales representatives’ violation of, or non-compliance, with laws and regulations;

•	our or our sales representatives' failure to protect the confidentiality of client information;

•	differences between our actual experience and our expectations regarding mortality, persistency, expenses and investment yields as reflected in the pricing for our insurance policies;

•	the occurrence of a catastrophic event that causes a large number of premature deaths of our insureds;

•	changes in federal and state legislation and regulation, including other legislation or regulation that affects our insurance and investment product businesses;

•	our failure to meet risk-based capital standards or other minimum capital or surplus requirements;

•
a downgrade or potential downgrade in our insurance subsidiaries’ financial strength ratings or in our investment grade credit ratings for the senior unsecured debt that we may elect to offer pursuant to our existing shelf registration statement at some time in the future;

•	the effects of credit deterioration and interest rate fluctuations on our invested asset portfolio;

•	incorrectly valuing our investments;

•	inadequate or unaffordable reinsurance or the failure of our reinsurers to perform their obligations;

•	changes in accounting for deferred policy acquisition costs of insurance entities and other changes in accounting standards;

•	the failure of our investment products to remain competitive with other investment options;

•	heightened standards of conduct or more stringent licensing requirements for our sales representatives;

•	inadequate policies and procedures regarding suitability review of client transactions;

•	the failure of, or legal challenges to, the support tools we provide to our sales force;

•	the inability of our subsidiaries to pay dividends or make distributions;

•	the effects of economic down cycles in the United States and Canada;

•	our ability to generate and maintain a sufficient amount of capital;

•	our non-compliance with the covenants of our note payable;

•	legal and regulatory investigations and actions concerning us or our sales representatives;

•	the competitive environment;

•	the loss of key personnel;

•	the failure of our information technology systems, breach of our information security or failure of our business continuity plan;

•	fluctuations in Canadian currency exchange rates; and

•	conflicts of interest due to the significant interest in us held by certain private equity funds managed by Warburg Pincus LLC.

ii

Developments in any of these areas could cause actual results to differ materially from those anticipated or projected or cause a significant reduction in the market price of our common stock.
The foregoing list of risks and uncertainties may not contain all of the risks and uncertainties that could affect us. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Accordingly, undue reliance should not be placed on these statements. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law.

iii

PART I
ITEM 1. BUSINESS.
Primerica, Inc. (“Primerica”, “we” or the "Parent Company") is a leading distributor of financial products to middle income households in the United States and Canada with approximately 91,000 licensed sales representatives at December 31, 2011. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. We insured more than 4.3 million lives and approximately 2 million clients maintained investment accounts with us at December 31, 2011. Our distribution model uniquely positions us to reach underserved middle income consumers in a cost effective manner and has proven itself in both favorable and challenging economic environments.
Our mission is to serve middle income families by helping them make informed financial decisions and providing them with a strategy and means to gain financial independence. Our distribution model is designed to:

•
Address our clients' financial needs.    Our sales representatives use our proprietary financial needs analysis tool (“FNA”) and an educational approach to demonstrate how our products can assist clients to provide financial protection for their families, save for their retirement and other needs and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of our sales representatives. Meetings are generally held in informal, face-to-face settings, usually in the clients' homes.

•
Provide a business opportunity.    We provide an entrepreneurial business opportunity for individuals to distribute our financial products. Low entry costs and the ability to begin part-time allow our sales representatives to supplement their income by starting their own independent businesses without incurring significant start-up costs or leaving their current jobs. Our unique compensation structure, technology, training and back-office processing are designed to enable our sales representatives to successfully grow their independent businesses.

Corporate Structure
We conduct our core business activities in the United States through three principal entities, all of which are direct or indirect wholly owned subsidiaries of the Parent Company:

•	Primerica Financial Services, Inc. (“PFS”), our general agency and marketing company;

•	Primerica Life Insurance Company (“Primerica Life”), our principal life insurance underwriting company; and

•	PFS Investments Inc. (“PFS Investments”), our investment and savings products company and broker-dealer.
Primerica Life is domiciled in Massachusetts and its wholly owned subsidiary, National Benefit Life Insurance Company (“NBLIC”), is a New York life insurance underwriting company.
We conduct our principal business activities in Canada through two principal entities, both of which are indirect wholly owned subsidiaries of the Parent Company:

•	Primerica Life Insurance Company of Canada (“Primerica Life Canada”), our Canadian life insurance underwriting company; and

•	PFSL Investments Canada Ltd. ("PFSL Investments Canada"), our Canadian licensed mutual fund dealer.
Primerica, Inc. was incorporated in the United States as a Delaware corporation in October 2009 to serve as a holding company for the Primerica businesses. Our businesses, which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citigroup Inc. ("Citi"), were transferred to us by Citi on April 1, 2010 in a reorganization pursuant to which we completed an initial public offering in April 2010 (the "IPO"). For a description of our corporate reorganization, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – The Transactions."
In November 2011, we repurchased from Citi approximately 8.9 million shares of our common stock at a price of $22.42 per share, for a total purchase price of approximately $200.0 million. The per-share purchase price was determined based on the volume-weighted average price per share of Primerica, Inc. common stock during the seven-day period prior to execution of the repurchase agreement. We funded this repurchase with funds made available by a dividend from Primerica Life to the Parent Company.
In April 2011, Citi sold 12.0 million shares of our common stock in an underwritten public offering at a price of $22.75 per share. In December 2011, Citi sold approximately 8.1 million shares of our common stock, representing all of its remaining shares of our common stock, in an underwritten public offering at a price of $22.29 per share. We did not receive any proceeds from the sale of these shares.
Our Clients
Our clients are generally middle income consumers, which we define as households with $30,000 to $100,000 of annual income. According to the 2009 U.S. Census Bureau Current Population Survey, the latest period for which data is available, approximately 50% of U.S. households fall in this range. We believe that we understand the financial needs of the middle income segment well:

•
They have inadequate or no life insurance coverage.    Individual life insurance sales in the United States declined from 12.5 million policy sales in 1975 to 6.7 million policy sales in 2010, the latest period for which data is available, according to LIMRA, a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle income clients for many years, is generally the best option for them to meet their life insurance needs due to its lower initial cost versus cash value life insurance.

•
They need help saving for retirement and other personal goals.    The current economic environment has intensified the challenges of middle income families to save for retirement and other goals. By developing personalized savings programs for our clients using our proprietary FNA tool and offering a wide range of mutual funds, annuities and segregated fund products sponsored and managed by reputable firms, our sales representatives are well equipped to help clients develop long-term savings plans to address their financial needs.

•
They need to reduce their consumer debt.    Many middle income families have numerous debt obligations from credit cards, auto loans, and home mortgages. We help our clients address these financial burdens by providing personalized client-driven debt management techniques that can help them reduce and ultimately pay off their debts.

•
They prefer to meet face-to-face when considering financial products.    Historically, middle income consumers have indicated a preference to meet face-to-face when considering financial products or services. As such, we have designed our business model to address this preference in a cost-effective manner.

Our Distribution Model
Our distribution model, which borrows aspects from franchising, direct sales and traditional insurance agencies – is designed to reach and serve middle income consumers efficiently. Key characteristics of our unique distribution model include:

•
Independent entrepreneurs:    Our sales representatives are independent contractors building and operating their own businesses. This business-within-a-business approach means that our sales representatives are entrepreneurs who take responsibility for selling products, recruiting sales representatives, setting their own schedules and managing and paying the expenses associated with their sales activities, including office rent and administrative overhead.

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

•
Incentive to build distribution: When a sale is made, the selling representative receives a commission, as does the representative who recruited him or her, which we refer to as override compensation. Override compensation is paid through several levels of the selling representative's recruitment and supervisory organization. This structure motivates existing sales representatives to grow our sales force and ensures their success by providing them with commission income from the sales completed by their recruits.

•
Sales force leadership: A sales representative who has built a successful organization can achieve the sales designation of Regional Vice President ("RVP") and can earn higher compensation and bonuses. RVPs are independent contractors who open and operate offices for their sales organizations and devote their full attention to their Primerica businesses. RVPs also support and monitor the part-time sales representatives on whose sales they earn override commissions in compliance with applicable regulatory requirements. RVPs' efforts to expand their businesses are a primary driver of our success.

•
Innovative compensation system:    We have developed an innovative system for compensating our independent sales force that is primarily tied to, and contingent upon, product sales. We advance to our representatives a significant portion of their insurance commissions upon their submission of an insurance application and the first month's premium payment. In addition to being a source of motivation, this upfront payment provides our sales representatives with immediate cash flow to offset costs associated with originating the business. In addition, monthly production bonuses are paid to sales representatives whose downline sales organizations meet certain sales levels. With compensation predominantly tied to sales activity, our compensation approach accommodates varying degrees of individual productivity, which allows us to effectively use a large group of part-time representatives while providing a variable cost structure. In addition, we incentivize our RVPs with equity compensation, which aligns their interests with those of our stockholders.

•
Large dynamic sales force:    The members of our sales force primarily target and serve their friends, family members and personal acquaintances through individually driven networking activities. We believe that this warm markets approach is an effective way to distribute our products because it facilitates face-to-face interaction initiated by a trusted acquaintance of the prospective client, which is difficult to replicate using other distribution approaches. Due to the large size of our sales force, attrition and our active recruiting of new sales representatives, our sales force is constantly renewing itself, which allows us to continually access an expanding base of prospective clients without engaging costly media channels.

•
Motivational culture:    Through sales force recognition events and contests, we seek to create a culture that inspires and rewards our sales representatives for their personal successes and those of their sales organizations. We believe this motivational environment is a major reason that many sales representatives join and achieve success in our business.

Structure and Scalability of Our Sales Force
New sales representatives are recruited by existing sales representatives. When these new recruits join our sales force, they are assigned an upline relationship with the sales representative who recruited them and with the recruiting sales representative's respective upline RVP organization. As new sales representatives are successful in recruiting other sales representatives, they begin to build their own organization of sales representatives who become their downline sales representatives. We encourage our sales representatives to bring in new recruits to build their own sales organizations, enabling them to earn override commissions on sales made by members of their downline organization. Members of our sales force view building their own downline organizations as building their own business within a business.
While the substantial majority of our sales representatives are part-time, approximately 4,000 served as RVPs at December 31, 2011. RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, they are responsible for funding the costs of their administrative staff, marketing materials, travel and training and exclusive recognition events for the sales representatives in their respective downline organizations. Field offices provide a location for conducting recruiting meetings, training events and sales-related meetings, disseminating our Internet-streamed TV programming, conducting compliance functions, and housing field office business records.
Our sales-related expenses are largely variable costs that fluctuate with product sales volume. Sales-related expenses consist primarily of sales commissions and incentive programs for our sales representatives as well as costs associated with information technology, compliance, administrative activities, sales management and training.
With support provided by our home office staff, RVPs play a major role in training, motivating and monitoring our sales representatives. Because the primary determinant of a sales representative's compensation is the size and productivity of his or her downline organization, our distribution model provides financial rewards to our sales representatives who successfully recruit, support and monitor productive sales representatives. Furthermore, we have developed proprietary tools and technology to enable our RVPs to reduce the time spent on administrative responsibilities associated with their sales organization so they can devote more time to the sales and recruiting activities that drive our growth. We believe that our tools and technology, coupled with our equity incentive award program, further incentivize our sales representatives to become RVPs.
To encourage our most successful RVPs to build large downline sales organizations that generate strong sales volumes, we established the Primerica Ownership Program to provide certain qualifying RVPs a contractual right, upon meeting certain criteria, to sell their Primerica business to another RVP or transfer it to a qualifying family member.
Both the structure of our sales force and the capacity of our support capabilities provide us with a high degree of scalability as we grow our business. Our support systems and technology are capable of supporting a large sales force and a high volume of transactions. In addition, by sharing training and compliance activities with our RVPs, we are able to grow without incurring proportionate overhead expenses, which accommodates an increase in sales representatives, clients, product sales and transactions.
Recruitment of Sales Representatives

Recruiting sales representatives is undertaken by our existing sales representatives, who identify prospects and share with them the benefits of associating with our organization. Our sales representatives showcase our organization as dynamic and capable of improving lives by demonstrating the success achieved by the members of our sales force.
After the initial contact, prospective recruits typically are invited to an opportunity meeting, which is conducted by an RVP. The objective of an opportunity meeting is to inform recruits about our mission and their opportunity to join our sales force. At the conclusion of each opportunity meeting, prospective recruits are asked to complete an application and pay a $99 fee to commence their pre-licensing training and licensing examination preparation programs. While recruits are not obligated to purchase any of our products to become a sales representative, they often elect to do so.
Our sales force is our sole distribution channel and our success depends on the ongoing recruitment, training and licensing of new sales representatives. Recruits often become our clients or provide us with access to their friends, family members and personal acquaintances. As a result, we continually work to improve our systematic approach to recruiting and training new sales representatives so they can obtain the licensing and skills necessary for success.
Similar to other distribution systems that rely upon part-time sales representatives, and typical of the life insurance industry generally, we experience wide disparities in the productivity of individual sales representatives. Many new recruits do not get licensed, mainly due to the time commitment required to obtain licenses and various regulatory hurdles. Many of our licensed sales representatives are only marginally active in our business. As a result, we plan for this disparate level of productivity and view a continuous recruiting cycle as a key component of our distribution model. Our distribution model is designed to address the varying productivity associated with part-time sales representatives by paying production-based compensation, emphasizing recruiting, and continuing initiatives to address barriers to licensing new recruits. By providing override commissions to sales representatives on the sales generated by their downline sales organization, our compensation structure aligns the interests of our sales representatives with our interest in recruiting new representatives and maximizing their success.
The following table provides information on new recruits and sales representatives:

	Year ended December 31,
	2011	2010	2009
Number of new recruits	244,756	231,390	221,920
Number of newly insurance-licensed sales representatives	33,711	34,488	37,629
Number of insurance-licensed sales representatives, at period end (1)	91,176	94,850	99,785
Average number of insurance-licensed sales representatives during period	91,855	96,840	100,569
____________________
(1) A change in the methodology for terminating agents resulted in an immaterial increase in the size of the year-end 2011 sales force relative to what it would have been under the prior methodology.

We define new recruits as individuals who have submitted an application to join our sales force, together with payment of a fee to commence their pre-licensing training. We may not approve certain new recruits to join our sales force, and others elect to withdraw from our sales force prior to becoming active in our business.
On average, it requires approximately three months for our sales representatives to complete the necessary applications and pre-licensing coursework and to pass the applicable state or provincial examinations to obtain a license to sell our term life insurance products. As a result, individuals recruited to join our sales force within a given fiscal period may not become licensed sales representatives until a subsequent period.
We have launched several initiatives that are designed to maintain and increase our recruiting, licensing and sales activity, including:

•	implementing a bonus program that provides incentives to new recruits to get licensed and make sales quickly;

•
providing our sales force with the ability to register new recruits almost instantaneously using their mobile devices, which allows our new recruits to get started in pre-licensing activities and building their businesses immediately;

•	developing a wide array of courses, training tools and incentives that assist and encourage new recruits to obtain the requisite licenses; and

•	working with industry and trade associations to address unnecessary regulatory barriers to licensing qualified candidates, including efforts to modify state licensing laws and regulations.
Sales Force Motivation, Training and Communication
Motivating, training and communicating with our sales force are critical to our success and that of our sales force.
Motivation.    Through our proven system of sales force recognition events, contests, and communications, we provide incentives that drive our results. Motivation is driven in part by our sales representatives' belief that they can achieve higher levels of financial success by building their own businesses as Primerica sales representatives. The opportunity to help others address financial challenges is also a significant source of motivation for many of our sales representatives, as well as for our management and home office employees.
We motivate our sales representatives to succeed in our business by:

•	compensating our sales representatives for product sales by them and their downline organizations;

•	helping our sales representatives learn financial fundamentals so they can confidently and effectively assist our clients;

•	reducing the administrative burden on our sales force, which allows them to devote more of their time to building a downline organization and selling products; and

•	creating a culture in which sales representatives are encouraged to achieve goals through the recognition of their sales and recruiting achievements as well as those of their sales organizations.
To help our sales representatives understand that they are part of a larger enterprise than their field office, we conduct numerous local, regional and national meetings. These meetings are a vehicle to inform and motivate our sales force. For example, in January 2012 we conducted ten regional meetings across the United States and Canada and in June 2011, approximately 40,000 people attended our national convention at the Georgia Dome in Atlanta. We believe the fact that so many of our new recruits and sales representatives elect to attend our meetings at their own expense demonstrates their commitment to our organization and mission.
Training.    Our sales representatives must hold licenses to sell most of our products. Our in-house insurance licensing center offers a significant number of classroom, online and correspondence insurance pre-licensing classes to meet applicable state and provincial licensing requirements and prepare recruits to pass applicable licensing exams. For those representatives who wish to sell our investment and savings products, we contract with third-party training firms to conduct exam preparation.
We continue to develop courses, tools and incentives to help new recruits become licensed sales representatives. Among other tools, we provide to our sales force, generally at no cost to them, an online exam simulator, exam preparation review classes in addition to state or province mandated life insurance pre-licensing classes, and life insurance exam review videos. We also developed an interactive tool on Primerica Online ("POL"), our intranet website, that provides new recruits with a step-by-step guide to building their Primerica businesses.
Other internal training program opportunities include sales, management skills, business ownership, product and compliance training modules and videos. Additionally, many RVPs conduct sales training either on nights or weekends, providing new recruits a convenient opportunity to attend training outside of weekday jobs or family commitments.
Communication.    We communicate with our sales force through multiple channels, including:

•
POL, which is designed to be a support system for our sales force. POL provides sales representatives with access to their Primerica e-mail, bulletins and alerts, business tracking tools and real-time updates on their pending life applications and new recruits. We also use POL to provide real-time recognition of sales representatives' successes and scoreboards for sales force production, contests and trips. POL also is a gateway to our product providers and product support. Over 140,000 of our sales representatives, both licensed and not-yet licensed, subscribed to POL at December 31, 2011. Subscribers generally pay a $25 monthly fee to subscribe to POL, which helps cover the cost of maintaining this support system.

•
our in-house TV network, which is broadcast by Internet-streaming video. We create original broadcasts and videos that enable senior management to update our sales force and provide training and motivational presentations. We broadcast a live weekly program hosted by home office management and selected RVPs that focuses on new developments and provides motivational messages to our sales force. We also broadcast a training-oriented program to our sales force on a weekly basis and profile successful sales representatives, allowing these individuals to share their secrets for success with our other sales representatives.

•
our publications department, which produces materials to support, motivate and inform our sales force. We sell recruiting materials, sales pieces, business cards and stationery and provide total communications services, including web design, print presentations, graphic design and script writing. We also produce a weekly mailing that includes materials promoting our current incentives, as well as the latest news about our product offerings.

•
our GoSolo® voice messaging tool and mass texting, which allow us to widely distribute motivational and informational voice messages, broadcasts and text messages to our sales force. GoSolo® is a subscription service provided by a third party.

Sales Force Support and Tools
Our information systems and technology are designed to support a sales and distribution model that relies on a large group of predominantly part-time representatives to assist them in building their own businesses. We provide our sales representatives with sales tools that allow both new and experienced sales representatives to offer financial information and products to their clients. The most significant of these tools are:

•
Our Financial Needs Analysis:    Our FNA is a proprietary, web-based, needs-based analysis tool. The FNA gives our sales representatives the ability to collect and synthesize client financial data and develop a financial analysis for the client that is easily understood. The FNA, while not a financial plan, provides our clients with a personalized explanation of how our products work and introduces prudent financial concepts, such as regular saving and accelerating the repayment of high cost credit card debt to help them reach their financial goals. The FNA provides clients with a snapshot of their current financial position and identifies their life insurance, savings and debt management needs.

•
Our Point-of-Sale Application Tool:    Our web-based, point-of-sale software, TurboApps, is an internally developed system that streamlines the application process for our insurance products. This application populates client information from the FNA to eliminate redundant data collection and provides real-time feedback to eliminate incomplete and illegible applications. Integrated with our paperless field office management system described below and with our home office systems, TurboApps allows our RVPs and us to realize the efficiencies of straight-through-processing of application data and other information collected on our sales representatives' mobile devices, which results in expedited processing of our life insurance product sales. TurboApps also supports our recruiting activity and our U.S. mutual fund product sales. We developed the web-based versions of TurboApps to take advantage of the proliferation of portable devices and wireless Internet connections, including smartphones, laptop computers and tablets. We have also introduced our first edition of the Primerica App, which allows our representatives to provide an insurance quote when they do not have access to the Internet.

•
Virtual Base Shop:    In an effort to ease the administrative burden on RVPs and simplify sales force operations, we make available to RVPs a secure Intranet-based paperless field office management system as part of the POL subscription. This virtual office is designed to automate the RVP's administrative responsibilities and can be accessed by all sales representatives in an RVP's immediate downline sales organization, which we refer to as his or her base shop.

•
Our Morningstar Investment Presentation Tools:    We have licensed from Morningstar two web-based sales presentation tools, Portfolio Solutions and Morningstar® Hypothetical IllustratorSM. In addition, we have contracted with Ibbotson Associates Advisors, LLC, a leading asset allocation advisory firm, to build detailed asset allocation portfolios. These tools allow our sales representatives to illustrate for clients and prospective clients the long-term benefits of proper asset allocation and the potential wealth creation over specific time horizons. We believe these tools offer the benefit of objective third-party advice from an industry leader and help establish the credibility of both our sales representatives and products.

•
Client Account Manager:    We also use Client Account Manager, a portfolio management tool that assists our sales representatives with monitoring individual client investment accounts. Client Account Manager provides our sales representatives with additional product sales opportunities for our investment and savings products by providing better access to detailed account information for active client accounts and accounts that our representatives have inherited upon departure of the representative who established the relationship. We believe that Client Account Manager enables better service and more relevant client contact to present additional investment recommendations and product opportunities.

We also make available other technology to support our sales force in managing their businesses and in serving our clients, including:

•	a toll-free sales support call center to address questions and assist with paperwork, underwriting and licensing;

•	a tele-underwriting process that allows clients to provide needed medical information without disclosing it to our sales representatives; and

•	POL for tracking the status of pending life insurance applications and the progress of their new recruits in their training and licensing efforts.
Performance-Based Compensation Structure
Our compensation system is rooted in our origin as an insurance agency. Our sales representatives can earn compensation in multiple ways, including:

•	sales commissions and fees based on their personal sales and client assets under management;

•	override commissions based on sales by the sales representatives and fees based on client assets under management in their downline organizations;

•	bonuses and other compensation, including equity-based compensation, based on their own sales performance, the aggregate sales performance of their downline organizations and other criteria; and

•	participation in our contests and other incentive programs.
Our compensation system pays a commission to the selling representative who actually sells the product and override commissions to several levels of the selling representative's upline organization. With respect to term life insurance sales, commissions are calculated based on the total first-year premium (excluding policy fee) for all policies and riders. To motivate our sales force, we compensate them for term life insurance product sales as quickly as possible. We advance a majority of the insurance commission upon the submission of a completed application and the first month's premium payment. The remainder of the life insurance sales commission is paid upon receipt of the first 12 months of premium. As the client makes his or her premium payments, the commission is earned by the sales representative and the commission advance is recovered. If premium payments are not made by the client and the policy terminates, any outstanding advance commission is charged back to the sales representative. The chargeback would equal that portion of the advance that was made, but not earned, by the representative because the client did not pay the full premium for the period of time for which the advance was made to the representative. Chargebacks, which occur in the normal course of business, may be recovered by reducing any amounts otherwise payable to the sales representative.
Sales representatives and their upline organizations are contractually obligated to repay us any commission advances that are ultimately not earned due to the underlying policy lapsing prior to the full commission being earned. Additionally, we hold back a portion of the commissions earned by our sales representatives as a reserve out of which we may recover chargebacks. The amounts held back are referred to as deferred compensation account commissions (“DCA commissions”). DCA commissions are available to reduce amounts owed to the Company by sales representatives. DCA commissions also provide an upline sales representative with a cushion against the chargeback obligations of their downline sales representatives. DCA commissions, unless applied to amounts owed, are ultimately released to the sales representatives.
Generally, commissions are not paid after the first year with respect to a policy. One of our riders provides for coverage increases each year. For such riders, commissions in the second year and thereafter are only paid with respect to the premium increase related to the increased coverage. Renewal commissions are paid on some older in-force policies. At the end of the policy duration, compensation is paid on conversions.
We also pay compensation to our sales force for the sale of mutual funds, annuities, long-term care insurance, prepaid legal protection and our Primerica DebtWatchers™ products, and for the referral of customers seeking auto and home insurance. For most mutual funds (non-managed accounts) and annuity products, commissions are paid both on the sale and on the total of assets under management and are calculated based on the dealer re-allowance and trail compensation actually paid to us. For managed account mutual fund products, fees earned are based on the total of assets under management. Long-term care insurance commissions are calculated based on the amount of premium paid. Prepaid legal protection commissions and Primerica DebtWatchers™ commissions are payable in fixed amounts on the sale of the respective product. For auto and homeowners' insurance products, fees are paid for referrals that result in completed applications.
We pay bonuses and other incentive compensation for the sale of certain products. Bonuses are payable to the selling representative or to selected override levels, or both, for achieving specified production levels for the sale of term life insurance, investment and savings products, and prepaid legal protection, and for auto and home insurance referrals. Upon achieving certain goals and building their teams, new representatives can qualify for additional bonuses, which are generally contingent on new recruits completing their first personal sales.
In addition to these methods of compensation, we use a quarterly compensation program under which RVPs can earn equity awards based on various production and sales criteria. Effective deployment of these programs allows us to align the interests of our sales force with those of our stockholders.
Sales Force Licensing
The states, provinces and territories in which our sales representatives operate generally require our sales representatives to obtain and maintain licenses to sell our insurance and securities products. Our sales representatives may also be required to maintain licenses to sell certain of our other financial products. Our sales representatives must pass applicable examinations to be licensed to sell our insurance and securities products. To encourage new recruits to obtain their life licenses, we either pay directly or reimburse the sales representative for certain licensing-related fees and expenses once he or she passes the applicable exam and obtains the applicable life insurance license.
To sell insurance products, our sales representatives must be licensed by their resident state, province or territory and by any other state, province or territory in which they do business. In most states, our sales representatives must be appointed by our applicable insurance subsidiary.
To sell mutual funds, our U.S. sales representatives must be registered with the Financial Industry Regulatory Authority (“FINRA”) and licensed as Series 6, and in most states Series 63, registered sales representatives of our broker-dealer subsidiary and by each state in which they sell securities products. To sell variable annuity products, our sales representatives must have these licenses and FINRA registrations and be appointed by the annuity underwriter in the states in which they market annuity products. To sell our managed account product, our representatives must be Series 65 licensed in most states.
Our Canadian sales representatives selling mutual fund products are required to be licensed by the securities commissions in the provinces and territories in which they sell mutual fund products. Our Canadian sales representatives who are licensed to sell our insurance products do not need any further licensing to sell our segregated funds products in Canada. In Canada, sales representatives who refer clients to a mortgage lender do not have to be licensed as a mortgage broker.

Supervision and Compliance
To ensure compliance with various federal, state, provincial and territorial legal requirements, we and our RVPs share responsibility for maintaining an overall compliance program that involves compliance training and supporting and monitoring the activities of our sales representatives. Our Office of the General Counsel and our Field Supervision Department work with RVPs to develop appropriate compliance procedures and systems.
Generally, all RVPs must obtain a principal license (FINRA Series 26 in the United States and Branch Manager license in Canada) and as a result, they assume supervisory responsibility over the activities of their downline sales organizations. Additional supervision is provided by approximately 490 Offices of Supervisory Jurisdiction (“OSJs”), which are run by select RVPs who receive additional compensation for assuming additional responsibility for supervision and compliance monitoring across all product lines. OSJs are required to periodically inspect our field offices and report any compliance issues they observe to us.
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
Our Compliance Department regularly runs surveillance reports designed to monitor the activity of our sales force. If we detect any unusual or suspicious activity, our Compliance Department commences an investigation and ensures that appropriate action is taken to resolve any issues and address disciplinary action. Our Field Supervision Department regularly assists the OSJs and communicates compliance requirements to them to ensure that they properly discharge their supervisory responsibilities. The Field Supervision Department also periodically inspects OSJ offices.
Our Field Audit Department regularly conducts audits of all sales representative offices, including scheduled and no-notice audits. Our policy is to conduct approximately 50% of the field office audits on a no-notice basis. The Field Audit Department reviews all regulatory-required records that are not maintained at our home office. Any compliance deficiencies noted in the audit must be corrected, and we carefully monitor all corrective action. Field offices that fail an audit are subject to a follow-up audit in 150 days. Continued audit deficiencies are addressed through a progressive disciplinary structure that includes fines, reprimands, probations and terminations.
Our Products
We tailor our products to appeal to middle income consumers. We believe our face-to-face delivery of products and the FNA add sufficient value to the client to allow us to compete on the basis of product value and service in addition to price. Reflecting our philosophy of helping middle income clients with their financial product needs and to ensure compatibility with our distribution model, our products generally incorporate the following criteria:

•
Consistent with sound individual finance principles:    Products must be consistent with good personal finance principles for middle income consumers, such as reducing debt, minimizing expenses and encouraging long-term savings.

•
Designed to support client multiple goals:    Products are designed to address and support a broad range of financial goals rather than compete with or cannibalize each other. For example, term life insurance does not compete with mutual funds because term life has no cash value or investment element.

•	Ongoing needs based: Products must meet the ongoing financial needs of many middle income consumers so that the likelihood of a potential sale is high.

•
Easily understood and sold:    Products must be appropriate for distribution by our sales force, which requires that the application and approval process must be simple to understand and explain, and the likelihood of approval must be sufficiently high to justify the investment of time by our sales representatives.

We use three operating segments to organize, evaluate and manage our business: Term Life Insurance, Investment and Savings Products, and Corporate and Other Distributed Products. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 2 to our consolidated and combined financial statements included elsewhere in this report for certain financial information regarding our operating segments and the geographic areas in which we operate.

The following table provides information on our principal products and the principal sources thereof by operating segment.

Operating Segment	Principal Products	Principal Sources of Products (Applicable Geographic Territory)
Term Life Insurance	Term Life Insurance	Primerica Life (U.S. (except New York), the
District of Columbia and certain territories)
NBLIC (New York)
Primerica Life Canada (Canada)

Investment and Savings	Mutual Funds	American Funds (U.S.)
Products		Franklin Templeton (U.S.)
Invesco (U.S.)
Legg Mason Global Asset Management (U.S.)
Pioneer Investments (U.S.)
AGF Funds (Canada)
Concert™ Funds (Canada)

	Managed Accounts	Lockwood Advisors (U.S.)

	Variable Annuities	MetLife Investors and its affiliates (U.S.)

	Fixed Annuities	MetLife Investors USA Life Insurance Company and
its affiliates (U.S.)
The Lincoln National Life Insurance Company and
its affiliates (U.S.)

	Segregated Funds	Primerica Life Canada (Canada)

Corporate and Other	Primerica	Equifax Consumer Services LLC (U.S. and Canada)
Distributed Products	DebtWatchers™

	Long-Term Care	Genworth Life Insurance Company and its
	Insurance	affiliates (U.S.)

	Prepaid Legal	Prepaid Legal Services, Inc. (U.S. and Canada)
Services

	Auto and	Various insurance companies, as offered through
	Homeowners'	Answer Financial, Inc. (U.S.)
Insurance

	Mortgage Loan	AGF Trust Company (Canada)
referrals (Canada
only)

	Mail-Order Student Life	NBLIC (U.S., except Alaska, Hawaii, Montana, Washington and the District of Columbia)

	Short-Term Disability Benefit Insurance	NBLIC (New York and New Jersey)
Term Life Insurance Products
Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. In 2010, the latest period for which data is available, we were the largest provider of individual term life insurance in the United States based on the amount of in-force premiums collected, according to LIMRA.
We believe that term life insurance is a better alternative for middle income clients than cash value life insurance. Term life insurance provides a guaranteed death benefit if the insured dies during the fixed coverage period of an in-force policy, thereby providing financial protection for his or her named beneficiaries in return for the periodic payment of premiums. Term insurance products, which are sometimes referred to as pure protection products, have no savings or investment features. By buying term life insurance rather than cash value life insurance, a policyholder initially pays a lower premium and, as a result, may have funds available to invest for retirement and other needs. We also believe that a person's need for life insurance is inversely proportional to that person's need for retirement savings, a concept we refer to as the theory of decreasing responsibility. Young adults with children, new mortgages and other obligations need to buy higher amounts of insurance to protect their family from the loss of future income resulting from the death of a primary bread winner. With its lower initial premium, term life insurance lets young families buy more coverage for their premium dollar when their needs are greatest and still have the ability to have funds for their retirement and other savings goals.
We design our term life insurance products to be easily understood by, and meet the needs of, our clients. Clients purchasing our term life insurance products generally seek stable, longer-term income protection products for themselves and their families. In response to this demand, we offer term life insurance products with level premium coverage periods that range from 10 to 35 years. Policies remain in force until the expiration of the coverage period or until the policyholder ceases to make premium payments and terminates the policy. Premiums are guaranteed not to rise above a certain amount each year during the life of the policy. The initial guarantee period for policies issued in the United States equals the initial term period, up to a maximum of 20 years. After 20 years, we have the right to raise the premium, subject to limits provided for in the applicable policy. In Canada, the amount of the premium is guaranteed for the entire term of the policy.
Our Custom Advantage term life insurance policies may be customized through the addition of riders to provide coverage for specific protection needs, such as mortgage and college expense protection. These additional riders are available individually for both the primary insured and a spouse. For insureds under the age of 56 who are issued non-rated coverage, we offer an increasing benefit rider that allows for an automatic 10% annual increase in coverage (subject to a maximum lifetime increase of $500,000) without new underwriting. All children under the age of 25 in a family may be insured under one rider for one premium. Providing insurance for an entire family under one policy results in only one policy fee, premium banding for the total coverage on the primary insured and spouse, and reduced administrative expenses. The term premium banding refers to levels of death benefits payable on a term life insurance policy at which the cost to the insured of each $1,000 of death benefits payable decreases. Our premium bands are currently $150,000, $250,000 and $500,000. The death benefits attributable to an insured individual and his or her insured spouse are combined for purposes of determining which premium band will be used to calculate individual premiums. Therefore, the couple together may be charged premiums that are less per person per $1,000 of death benefits payable than they would otherwise be charged as individuals.
At our 2011 national convention, we launched a new rapid issue term life product called TermNow™ for face amounts of $250,000 and below. In the United States, TermNow allows a sales representative to take an online application and, with the client’s permission, allows the Company to access databases, including prescription drug, Medical Information Bureau ("MIB"), and motor vehicle records as part of the underwriting process. In Canada, TermNow is underwritten using the online application and MIB data, but the Company uses this data and the client's responses to application questions to determine additional underwriting procedures in lieu of accessing motor vehicle records and prescription drug databases. These new processes replaced the prior process of collecting a saliva sample. Results of these searches are reported in real time to our underwriting system, which then makes a decision about whether or not to rapidly issue a policy.
The average face amount of our in-force policies issued in 2011 was approximately $248,400. The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2011	2010	2009
Life insurance issued:
Number of policies issued	237,535	223,514	233,837
Face amount issued (In millions)	$73,146	$74,401	$80,497

	December 31,
	2011	2010	2009
Life insurance in force:
Number of policies in force	2,316,131	2,311,030	2,332,273
Face amount in force (In millions)	$664,955	$656,791	$650,195
Pricing and Underwriting.    We believe that effective pricing and underwriting are significant drivers of the profitability of our life insurance business and we have established our pricing assumptions to be consistent with our underwriting practices. We set pricing assumptions for expected claims, lapses, investment returns and expenses based on our experience and other factors. These other factors include:

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

Under our current underwriting guidelines, we individually assess each insurable adult applicant and place such applicant into one of four risk classifications based on current health, medical history and other factors. Each of these four classifications (preferred plus, preferred, non-tobacco and tobacco) has specific health criteria. We may decline an applicant's request for coverage if his or her health or activities create unacceptable risks for us.
We do not have our sales representatives collect sensitive and personal medical information from an applicant. Our sales representatives ask applicants a series of yes or no questions regarding the applicant's medical history. If we believe that follow up regarding an applicant's medical history is warranted, we use a third-party provider and its trained personnel to contact the applicant by telephone to obtain a detailed medical history. The report resulting from the tele-underwriting process is electronically transmitted to us and is evaluated in our underwriting process. During the underwriting process, we may consider information about the applicant from third-party sources such as the MIB, prescription drug databases, motor vehicle bureaus and physician statements.
To accommodate the significant volume of insurance business that we process, we and our sales force use technology to make our operations more efficient. At our 2011 national convention, we also rolled out a new web-based life insurance application that supports both our existing Custom Advantage term products and TermNow. We designed the web-based application and TermNow product to allow our sales representatives to submit an application via our Intranet, allowing us to underwrite the applicant in real-time and send an approval or additional underwriting notice back to the applicant and representative all within minutes. Approximately 65% of the life insurance applications we received in 2011 were submitted electronically, including through our web-based life insurance application. Our web-based life insurance application ensures that the application is submitted error-free, collects the applicant's electronic signatures and populates the RVP's sales log. For paper applications, we use our proprietary review and screening system to automatically screen that an application meets regulatory and other requirements, as well as alert our application processing staff to any deficiencies with the application. If any deficiencies are noted, our application processing staff telephones the sales representative to obtain the necessary information. Once an application is complete, the pertinent application data is uploaded to our life insurance administrative systems, which manage the underwriting process by electronically analyzing data and recommending underwriting decisions and communicating with the sales representative and third-party providers.
Claims Management.    Our insurance subsidiaries processed over 14,000 life insurance benefit claims in 2011 on policies underwritten by us and sold by our sales representatives. These claims fall into three categories: death, waiver of premium (applicable to disabled policyholders who purchased a rider pursuant to which Primerica agrees to waive remaining life insurance premiums during a qualifying disability), or terminal illness. The claim may be reported by our sales representative, a beneficiary or, in the case of terminal illness, the policyholder. Following are the benefits paid by us for each category of claim:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Death	$993,396	$939,107	$942,622
Waiver of premium	25,836	24,136	21,395
Terminal illness (1)	9,654	9,354	9,295
____________________
(1) We consider claims paid for terminal illness to be loans made to the beneficiary that are repaid to us upon death of the beneficiary from the death benefit.
In the United States, after coverage has been in force for two years, we may not contest the policy for misrepresentations in the application or the suicide of the insured. In Canada, we have a similar two-year contestability period, but we are permitted to contest insurance fraud at any time. As a matter of policy, we do not contest any coverage issued by us to replace the face amount of another insurance company's individual coverage to the extent the replaced coverage would not be contestable by the replaced company. We believe this approach helps our sales representatives sell replacement policies, as it reassures clients that claims made under their replacement policies are not more likely to be contested as to the face amount replaced. Through our claims administration system, we record, process and pay the appropriate benefit with respect to any reported claim. Our claims system is used by our home office investigators to order medical and investigative reports from third-party providers, calculate amounts due to the beneficiary (including interest) and report payments to the appropriate reinsurance companies.
In 2011, the New York State Department of Financial Services (“NYSDFS”) sent industry-wide inquiries to insurers, including NBLIC, instructing them to cross-check their U.S. life insurance policyholders with public death records to identify deceased policyholders for whom claims had not been filed and report their findings to the NYSDFS. NBLIC has filed reports in response to the inquiry. In accordance with Massachusetts Division of Insurance ("Massachusetts DOI") best practices, Primerica Life, a Massachusetts domestic insurer, has cross-checked public death records and is continuing to review such information. Primerica Life is in the process of contacting the beneficiaries of its insureds who were identified in the public death records search and who have not previously submitted death claims or previously been contacted, and we expect a number of these beneficiaries to receive payment under our policies. In accordance with Massachusetts DOI best practices, Primerica Life will cross-check public death records semi-annually to timely identify potential unreported claims.
Reinsurance.    We use reinsurance primarily to reduce the volatility risk with respect to mortality. Since 1994, we have reinsured death benefits in the United States on a first dollar quota share yearly renewable term (“YRT”) basis. We pay premiums to each reinsurer based on rates in the applicable agreement.
We automatically reinsure 90% of all U.S. insurance policies that we underwrite with respect to the first $4 million per life of coverage, excluding coverage under certain riders. For all risks in excess of $4 million per life of coverage, we reinsure on a case-by-case, or facultative, basis. With respect to our Canadian insurance policies, we reinsure face amounts above $500,000 per life on an excess loss YRT basis and for all risk in excess of $2 million per life, we reinsure on a facultative basis. We also reinsure substandard cases on a facultative basis to capitalize on the extensive experience some of our reinsurers have with substandard cases. A substandard case has a level of risk that is acceptable to us, but at higher premium rates than a standard case because of the health, habits or occupation of the applicant.
While our reinsurance agreements are expected to continue indefinitely, both we and our reinsurers are entitled to discontinue any reinsurance agreement as to future policies by giving 90 days' advance notice to the other. Each reinsurer's ability to terminate coverage for existing policies is limited to circumstances such as a material breach of contract or nonpayment of premiums by us. Each reinsurer has the right to increase rates with certain restrictions. If a reinsurer increases rates, we have the right to immediately recapture the business. Either party may offset any balance due from the other party. For additional information, see Notes 1 and 5 to our consolidated and combined financial statements.
Financial Strength Ratings.    Ratings with respect to financial strength are an important factor in establishing our competitive position and maintaining public confidence in us and our ability to market our products. Ratings organizations review the financial performance and condition of most insurers and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Rating Agencies."
Investment and Savings Products
We believe that middle income families have significant unmet retirement and other savings needs. Using our FNA tool, our sales representatives help our clients understand their current financial situation and how they can use time-tested financial principles, such as prioritizing personal savings, to reach their savings goals. Our products comprise basic saving and investment vehicles that seek to meet the needs of clients in all stages of life.
Through PFS, our U.S. licensed insurance agency; PFS Investments, our U.S. licensed broker-dealer subsidiary; Primerica Life Canada; PFSL Investments Canada, our Canadian licensed dealer; and our licensed sales representatives, we distribute and sell to our clients mutual funds, variable and fixed annuities and segregated funds. As of December 31, 2011, approximately 21,700 of our sales representatives were licensed to distribute mutual funds in the United States and Canada. As of December 31, 2011, approximately 12,400 of our sales representatives were licensed and appointed to distribute variable and fixed annuities in the United States and approximately 9,000 of our sales representatives were licensed to sell segregated funds in Canada.
Mutual Funds.    In the United States, our licensed sales representatives primarily distribute mutual funds from five select asset management firms: American Funds, Franklin Templeton, Invesco, Legg Mason and Pioneer. We have selling agreements with each of these fund companies and a number of other fund companies. These firms have diversified product offerings, including domestic and international stock, bond and money market funds. Each firm has individual funds with long track records and each continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We believe these asset management firms provide funds that meet the investment needs of our clients.
During 2011, four of these fund families (Legg Mason, Invesco, American Funds and Franklin Templeton) accounted for approximately 94% of our mutual fund sales in the United States. Legg Mason and Invesco each have large wholesaling teams that support our sales force in distributing their mutual fund products. Our selling agreements with Legg Mason, Invesco, American Funds and Franklin Templeton all have indefinite terms and provide for termination at will. Each of these agreements authorizes us to receive purchase orders for shares of mutual funds or similar investments underwritten by the fund company and to sell and distribute the shares on behalf of the fund company. All purchase orders are subject to acceptance or rejection by the relevant fund company in its sole discretion. Purchase orders received by the fund company from us are accepted only at the then-applicable public offering price for the shares ordered (the net asset value of the shares plus any applicable sales charge). For sales of shares that we initiate, we are paid commissions based upon the dollar amount of the sales and earn marketing and distribution (12b-1) fees, on mutual fund products sold based on asset values in our client accounts. Pursuant to agreements with Legg Mason, Invesco, and other fund companies, we also receive, as consideration for our mutual fund sales infrastructure, a mutual fund support fee based on one or more of the following: a percentage of fund sales, a percentage of the value of our clients' assets in the funds, or an agreed-upon fixed amount.
In Canada, our sales representatives offer Primerica-branded Concert™ Series funds, which accounted for 47% of our Canadian mutual fund product sales in 2011. Our Concert™ Series of funds are six different asset allocation funds with varying investment objectives ranging from fixed income to aggressive growth. Each Concert™ Series fund is a fund of funds that allocates fund assets among equity and income mutual funds of AGF Funds, a major asset management firm in Canada. The asset allocation within each Concert™ Series fund is determined on a contract basis by Legg Mason. The principal non-proprietary funds that we offer our clients in Canada are funds of AGF Funds, Mackenzie and Invesco Trimark. Sales of these non-proprietary funds accounted for 40% of mutual fund product sales in Canada in 2011. Like our U.S. fund family list, the asset management partners we have chosen in Canada have a diversified offering of stock, bond and money market funds, including domestic and international funds with a variety of investment styles.
A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment account by bank draft against their checking accounts. As of December 31, 2011, qualified retirement plans for which we serve as nominee accounted for 71% of client account assets in the United States and 79% of client account assets in Canada. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.
Variable Annuities.    Our U.S. licensed sales representatives also distribute variable annuities underwritten and provided by two MetLife insurance companies. Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). MetLife bears the insurance risk on the variable annuities that we distribute.
With our assistance, Metlife has developed a series of private label annuity products specifically designed to meet the needs of our clients. We are a party to a selling agreement with MetLife which, among certain other rights, gives them the right to supply us with certain annuity and other insurance products on an exclusive basis until July 2013 and on a non-exclusive basis until July 2015.
Segregated Funds.    In Canada, we offer segregated fund products, which are branded as our Common Sense FundsTM, that have some of the characteristics of our variable annuity products distributed in the United States. Our Common Sense FundsTM are underwritten by Primerica Life Canada and offer our clients the ability to participate in a diversified managed investment program that can be opened for as little as C$25. While the assets and corresponding liability (reserves) are recognized on our balance sheet, the assets are held in trust for the benefit of the segregated fund contract owners and are not commingled with the general assets of the Company.
The investment objective of segregated funds is long-term capital appreciation combined with some guarantee of principal. Unlike mutual funds, our segregated fund product guarantees clients at least 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or at the segregated fund's maturity date, which is selected by the client. The portfolio consists of both equities and bonds with the equity component consisting of a pool of large cap Canadian equities and the bond component consisting of Canadian federal government zero coupon treasuries. The portion of the segregated fund portfolio allocated to zero coupon treasuries are held in sufficient quantity to satisfy the guarantees payable at the maturity date of the segregated fund. As a result, our potential exposure to market risk is very low as it comes from the guarantees payable upon the death of the client prior to the maturity date. With the guarantee level at 75% and in light of the time until the scheduled maturity of our segregated funds contracts, we currently do not believe it is necessary to allocate any corporate capital as reserves for segregated fund contract benefits.
Many of our Canadian clients invest in segregated funds through a registered retirement savings plan (“RRSP”). An RRSP is similar to an individual retirement account, or IRA, in the United States in that contributions are made to the RRSP on a pre-tax basis and income is earned on a tax-deferred basis. Our Common Sense Funds™ are managed by AGF Funds, one of Canada's leading investment management firms, and a leading provider of our mutual fund products.
Fixed Annuities.    To expand our investment and savings product offerings, we entered into an agreement with The Lincoln National Financial Life Insurance Company to offer three fixed indexed annuity products, which we began selling throughout the United States in January 2012. These products combine safety of principal and guaranteed rates of return with additional investment options tied to the S&P 500 Index that allow for higher returns based on the performance of the index. We also sell fixed annuities underwritten by MetLife Investors USA Insurance Company and its affiliates. Our current offering includes a fixed premium deferred annuity, a single premium immediate annuity and a longevity income guaranteed annuity. The fixed premium deferred annuity allows our clients to accumulate savings on a tax deferred basis with safety of principal and a guaranteed rate of return. The single premium immediate annuity and longevity income guaranteed annuity provide clients with income alternatives during retirement. We believe these fixed annuity products give both our life and securities representatives more ways to assist our clients with their retirement planning needs.
Managed Accounts.    In 2011, PFS Investments became a registered investment adviser in the United States and introduced a managed accounts program under a contract with Lockwood Advisors, a registered investment adviser and unit of Bank of New York Mellon. The initial offering consists of a mutual fund advisory program with a $25,000 minimum initial investment. As part of our contract, Lockwood Advisors participated in the design and assists in the ongoing administration of the program, including the investment of client assets on a discretionary basis into one or more asset allocation portfolios. In contrast to our existing mutual fund and annuity business, in an advisory fee program, clients do not pay an upfront commission. Rather, they pay an annual fee based on the value of the assets in their account.
Revenue and Sales Force Compensation.    In the United States, we earn revenue from our investment and savings products business in three ways: commissions earned on the sale of such products; fees earned based upon client asset values; and account-based revenue. On the sale of mutual funds (non-managed accounts) and annuities, we earn a dealer reallowance or commission on new purchases as well as trail commissions on the assets held in our clients' accounts, and we pay our sales representatives a percentage of the dealer reallowance and trail commissions we receive. Sales representatives that qualify to offer managed accounts receive a portion of the annual fee we receive as compensation for as long as we retain the account. We also receive marketing and support fees from most of our fund providers. These payments are typically a percentage of sales or a percentage of the total clients' asset values, or a combination of both.
We perform custodial services and receive fees on a per-account basis for serving as a non-bank custodian for certain of our clients' retirement plan accounts for certain of the funds offered in the United States. We also perform recordkeeping services for some of our select U.S. fund companies and receive compensation on a per-account basis for these services. Because the total amount of these fees fluctuates with the number of such accounts, the opening or closing of accounts has a direct impact on our revenues. From time to time, the fund companies for whom we provide these services request that accounts with small balances be closed.
In Canada, we earn revenue from the sales of our investment and savings products in two ways: commissions on mutual fund sales and fees paid based upon clients' asset values (mutual fund trail commissions, and asset management fees from segregated funds and Concert™ Series funds). On the sale of mutual funds, we also earn a dealer reallowance or commission. We pay a percentage of the dealer reallowance and trail commissions we receive from mutual fund sales as compensation to our sales representatives. On the sale of segregated funds, we earn a fee based on total asset value. We pay our sales representatives a sales commission on segregated fund sales and a fee paid quarterly based on clients' asset values.
Other Distributed Products
We offer Primerica DebtWatchers™, long-term care insurance, prepaid legal services, and auto and homeowners' insurance referrals as well as debt consolidation referrals in Canada. While many of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.
We offer our Primerica DebtWatchers™ product in the United States and a very similar product in three provinces in Canada. Primerica DebtWatchers™ allows clients to create a simple-to-understand plan for paying off their debt and provides clients with periodic updates of their credit score and other personal credit information. Primerica DebtWatchers™ is co-branded with and supported by a subsidiary of Equifax Inc.
We offer our U.S. clients long-term care insurance, underwritten and provided by Genworth Life Insurance Company and its affiliates. We receive a commission based on our sales of these policies.
We offer our U.S. and Canadian clients a Primerica-branded prepaid legal services program on a subscription basis that is underwritten and provided by Prepaid Legal Services, Inc. The prepaid legal services program offers a network of attorneys in each state, province or territory to assist subscribers with legal matters such as drafting wills, living wills and powers of attorney, trial defense and motor vehicle-related matters. We receive a commission based on our sales of these contracts.
We have an arrangement with Answer Financial, Inc. (“Answer Financial”), an independent insurance agency, whereby our U.S. sales representatives refer clients to Answer Financial to receive multiple, competitive auto and homeowners' insurance quotes. Answer Financial's comparative quote process allows clients to easily identify the underwriter that is most competitively priced for their type of risk. We receive commissions based on completed auto and homeowners' insurance applications and pay our sales representatives a flat referral fee for each completed application.
In Canada, we have a referral program for a debt consolidation loan product offered by a third party lender, AGF Trust Company, and assist clients with developing debt reduction/elimination strategies. Due to regulatory requirements, our sales representatives in Canada only refer clients to the lender and are not involved in the loan application and closing process.

Primerica Financial Services Home Mortgages, Inc. ("Primerica Mortgages"), our U.S. loan brokering company, ceased its loan brokering activities in all states in which it held licenses effective December 31, 2011. As of January 1, 2012, Primerica Mortgages no longer accepts loan requests from U.S. clients. As the pending loan requests are processed by our lender, which we anticipate should be completed by the end of the first quarter of 2012, Primerica Mortgages is commencing the process of surrendering its state licenses and completely exiting the loan brokering business in the United States.
We also offer mail-order student life and short-term disability benefit insurance, which we underwrite through our New York insurance subsidiary, NBLIC. These products are distributed by third parties but not by our sales force.
Regulation
Our operations are subject to extensive laws and governmental regulations, including administrative determinations, court decisions and similar constraints. The purpose of the laws and regulations affecting our operations is primarily to protect our clients and other consumers and not our stockholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.
Insurance and securities regulatory authorities periodically make inquiries regarding compliance by us and our subsidiaries with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. At any given time, a number of financial or market conduct examinations of our subsidiaries may be ongoing. We cooperate with such inquiries and take corrective action when warranted.
Regulation of Our Insurance Business
Primerica Life, as a Massachusetts domestic insurer, is regulated by the Massachusetts DOI and is licensed to transact business in the United States (except New York), certain territories and the District of Columbia. NBLIC, as a New York domestic insurer, is regulated by the NYSDFS and is licensed to transact business in all 50 states, the District of Columbia and the U.S. Virgin Islands.
State insurance laws and regulations regulate all aspects of our U.S. insurance business. Such regulation is vested in state agencies having broad administrative and, in some instances, discretionary power dealing with many aspects of our business, which may include, among other things, premium rates and increases thereto, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy.
Our U.S. insurance subsidiaries are required to file certain annual, quarterly and periodic reports with the supervisory agencies in the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. These examinations generally are conducted under National Association of Insurance Commissioners (“NAIC”) guidelines. Under the rules of these jurisdictions, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. Our most recent insurance department examinations have not produced any significant adverse findings regarding any of our insurance subsidiaries.
Primerica Life Canada is federally incorporated and provincially licensed. It transacts business in all Canadian provinces and territories. Primerica Life Canada is regulated federally by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and provincially by the Superintendents of Insurance for each province and territory. Federal and provincial insurance laws regulate all aspects of our Canadian insurance business. OSFI regulates insurers' corporate governance, financial and prudential oversight, and regulatory compliance, while provincial and territorial regulators oversee insurers' market conduct practices and related compliance.
Our Canadian insurance subsidiary files quarterly and annual financial statements prepared in accordance with International Financial Reporting Standards ("IFRS") with OSFI in compliance with legal and regulatory requirements. OSFI conducts periodic detailed examinations of insurers' business and financial practices, including the control environment, internal and external auditing and minimum capital adequacy, surpluses and related testing, legislative compliance and appointed actuary requirements. These examinations also address regulatory compliance with anti-money laundering practices, outsourcing, related-party transactions, privacy and corporate governance. Provincial regulators conduct periodic market conduct examinations of insurers doing business in their jurisdiction.
In addition to federal and provincial oversight, Primerica Life Canada is also subject to the guidelines set out by the Canadian Life and Health Insurance Association (“CLHIA”). CLHIA is an industry association that works closely with federal and provincial regulators to establish market conduct guidelines and sound business and financial practices addressing matters such as sales representative suitability and screening, insurance illustrations and partially guaranteed savings products.

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
In addition, most U.S. states and Canadian provinces and territories, as well as the Canadian federal government, have laws and regulations governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, reinsurance and requirements of capital adequacy, and the business conduct of insurers, including sales and marketing practices, claim procedures and practices, and policy form content. As discussed previously, U.S. state insurance law and Canadian provincial insurance law also require certain licensing of insurers and their agents.
Insurance Holding Company Regulation; Limitations on Dividends.    The states in which our U.S. insurance subsidiaries are domiciled have enacted legislation and adopted regulations regarding insurance holding company systems. These laws require registration of, and periodic reporting by, insurance companies domiciled within the jurisdiction that control, or are controlled by, other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them.
The Parent Company is a holding company that has no significant operations. Our primary asset is the capital stock of our subsidiaries and our primary liability is a $300.0 million note payable to Citi (the "Citi note"). As a result, we depend on dividends or other distributions from our insurance and other subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of, principal of any debt obligations.
The states in which our U.S. insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries' ability to pay dividends to us. In Canada, dividends can be paid subject to the paying insurance company's continuing compliance with regulatory requirements and upon notice to OSFI. We determine the dividend capacity of our insurance subsidiaries using statutory accounting principles ("SAP") in the United States and IFRS in Canada.
The following table sets forth the statutory value of cash and securities dividends paid or payable by our insurance subsidiaries:

	Cash and Securities Dividends Paid or Payable
	Year ended December 31,
	2011		2010	2009
	(In thousands)
Primerica Life	$200,000	(1)	$1,447,759	$149,000	(2)
NBLIC	—		296,839	—
Primerica Life Canada	—		566,754	—
____________________
(1) Used to fund our share repurchase in November 2011.
(2) Dividend declared by Primerica Life in 2009 and paid in 2010.
Due to its negative unassigned surplus position, Primerica Life's 2011 dividend required approval by the Massachusetts DOI. In 2010, Primerica Life's dividend and NBLIC's dividend were both deemed extraordinary. For additional information on dividend capacity and restrictions, see Note 15 to our consolidated and combined financial statements.
Policy and Contract Reserve Sufficiency Analysis.    Under the laws and regulations of their jurisdictions of domicile, our U.S. insurance subsidiaries are required to conduct annual analyses of the sufficiency of their life insurance statutory reserves. In addition, other U.S. jurisdictions in which our U.S. subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Our U.S. insurance subsidiaries most recently submitted these opinions without qualification as of December 31, 2011 to applicable insurance regulatory authorities.
Our Canadian insurance subsidiary also is required to conduct regular analyses of the sufficiency of its life insurance statutory reserves. Life insurance reserving and reporting requirements are completed by our Canadian insurance subsidiary's appointed actuary. Materials provided by the appointed actuary are filed with OSFI as part of our annual filing and are subject to OSFI's review. Based upon this review, OSFI may institute remedial action against our Canadian insurance subsidiary as OSFI deems necessary. Our Canadian insurance subsidiary has not been subject to any such remediation or enforcement by OSFI.

Surplus and Capital Requirements.    U.S. insurance regulators have the discretionary authority, in connection with the ongoing licensing of our U.S. insurance subsidiaries, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators' judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year. We do not believe that the current or anticipated levels of statutory surplus of our U.S. insurance subsidiaries present a material risk that any such regulator would limit the amount of new policies that our U.S. insurance subsidiaries may issue.
The NAIC has established risk-based capital (“RBC”) standards for U.S. life insurance companies, as well as a model act to be applied at the state level. The model act provides that life insurance companies must submit an annual RBC report to state regulators reporting their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. If an insurer's RBC falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2011, Primerica Life and NBLIC had combined statutory capital and surplus in excess of the applicable regulatory thresholds.
In Canada, OSFI has authority to request an insurer to enter into a prudential agreement implementing measures to maintain or improve the insurer's safety and soundness. OSFI also may issue orders to an insurer directing it to refrain from unsafe or unsound practices or to take action to remedy financial concerns. OSFI has neither requested that our Canadian insurance subsidiary enter into any prudential agreement nor has OSFI issued any order against our Canadian insurance subsidiary.
In Canada, an insurer's minimum capital requirement is overseen by OSFI and determined as the sum of the capital requirements for five categories of risk: asset default risk, mortality/morbidity/lapse risks, changes in interest rate environment risk, segregated funds risk and foreign exchange risk. As of December 31, 2011, Primerica Life Canada had statutory capital in excess of the applicable regulatory thresholds.
NAIC Pronouncements and Reviews. Although we and our insurance subsidiaries are subject to state insurance regulation, in many instances the state regulations emanate from NAIC model statutes and pronouncements. Certain changes to NAIC model statutes and pronouncements, particularly as they affect accounting issues, may take effect automatically without affirmative action by a given state. With respect to some financial regulations and guidelines, non-domiciliary states sometimes defer to the interpretation of the insurance department of the state of domicile. However, neither the action of the domiciliary state nor the action of the NAIC is binding on a non-domiciliary state. Accordingly, a non-domiciliary state could choose to follow a different interpretation. In addition, working groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and if changes were made, whether they should be applied retrospectively, prospectively only, or in a phased-in manner. A requirement to reduce the reserve credits on ceded business, if applied retroactively, would have a negative impact on our statutory capital. The NAIC is also currently working on reforming state regulation in various areas, including comprehensive reforms relating to insurance reserves.
The NAIC has established guidelines to assess the financial strength of insurance companies for U.S. state regulatory purposes. The NAIC conducts annual reviews of the financial data of insurance companies primarily through the application of 12 financial ratios prepared on a statutory basis. The annual statements are submitted to state insurance departments to assist them in monitoring insurance companies in their state.
Statutory Accounting Principles. SAP is a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with evaluating an insurer's ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer's domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations determine, among other things, the amounts our insurance subsidiaries may pay to us as dividends, and they differ somewhat from accounting principles generally accepted in the United States of America ("U.S. GAAP"), which are designed to measure a business on a going-concern basis. Under U.S. GAAP, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under U.S. GAAP is based in part upon best estimate assumptions made by the insurer. U.S. GAAP-basis stockholders' equity represents both amounts currently available and amounts expected to emerge over the life of the business. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP may be different from those reflected in financial statements prepared under SAP.
State Insurance Guaranty Funds Laws. Under most state insurance guaranty fund laws, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength. In addition, assessments may be partially offset by credits against future state premium taxes.
Additional Oversight in Canada.  In connection with our corporate reorganization, we entered into an undertaking agreement with OSFI pursuant to which we are subject to ongoing obligations to provide OSFI with certain information. In particular, we agreed to provide OSFI with advance notice, if practicable, of: (i) future debt issuances by us that are in an amount greater than 20% of our market capitalization (other than refinancing the $300.0 million Citi note), (ii) any final decision by our board of directors that could result in a material shift of our primary focus on regulated financial services and (iii) any change in ownership made by a beneficial owner of more than 5% of our common stock in the event that our senior management becomes aware of that fact. We are also required to provide OSFI with copies of our filings with the Securities and Exchange Commission (the "SEC"), material press releases and access to our senior officers and auditors to discuss any prudential concerns OSFI may have concerning Primerica Life Canada. The following items are exempt from the advance notice commitment: (a) matters subject to confidentiality and disclosure restrictions imposed by governmental authorities and (b) matters that management, acting in good faith, deems would have an adverse effect on us. The term of the undertaking agreement is two years, subject to an obligation of OSFI and us to negotiate in good faith sixty days prior to expiration either a renewal or a decision not to renew based on the financial condition of Primerica Life Canada at the time of such negotiation.
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
Our Canadian insurance subsidiary is currently in compliance with the terms of the undertaking agreement and support principle letter.
Regulation of Our Investment and Savings Products Business
PFS Investments is registered with, and regulated by, FINRA and the SEC. It is also subject to regulation by the Municipal Securities Rulemaking Board (the “MSRB”) with respect to 529 plans as well as by state securities agencies. PFS Investments operates as an introducing broker-dealer and is registered in all 50 states and with the SEC. As such, it performs the suitability review of investment recommendations in accordance with FINRA requirements, but it does not hold client accounts. U.S. client funds are held by the mutual fund in which such client funds are invested or by MetLife in the case of variable annuities.
The SEC rules and regulations that currently apply to PFS Investments and our registered representatives generally require that we make suitable investment recommendations to our customers and disclose conflicts of interest that might affect the recommendations or advice we provide. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) gave the SEC the power to impose on broker-dealers a heightened standard of conduct (fiduciary duty) that is currently applicable only to investment advisers. As required by the Dodd-Frank Act, the SEC staff submitted a report to Congress in 2010 in which it recommended that the SEC adopt a uniform fiduciary standard of conduct. The timing of any future rulemaking is unclear.
In October 2010, the Department of Labor (the “DOL”) published a proposed rule (the “DOL Proposed Rule”) that would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of Internal Revenue Code Section 4975 ("IRC Section 4975"). Under IRC Section 4975, certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs, may be prohibited. In September 2011, the DOL withdrew the DOL Proposed Rule, but has indicated that it will re-propose a similar fiduciary rule in early 2012. If PFS Investments and its securities-licensed representatives are deemed to be fiduciaries under a rule similar to the DOL Proposed Rule, our ability to receive and retain certain types of compensation paid by third parties with respect to both new and existing assets in qualified accounts could be significantly limited. Furthermore, our licensed representatives could be required to obtain additional securities licenses, which they may not be willing or able to obtain. Due to the uncertainty of present facts and circumstances, we currently are unable to determine the impact, if any, on our business, financial position or results of operations. See “Risk Factors – Risks Related to Our Investments and Savings Products Business - If heightened standards of conduct or more stringent licensing requirements, such as those recently proposed by the SEC and proposed and withdrawn by the DOL, are imposed on us or our sales representatives or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.”
PFS Investments is also approved as a non-bank custodian under Internal Revenue Service (“IRS”) regulations and, in that capacity, may act as a custodian or trustee for certain retirement accounts. Our sales representatives who sell securities products through PFS Investments (including, in certain jurisdictions, variable annuities) are required to be registered representatives of PFS Investments. All aspects of PFS Investments' business are regulated, including sales methods and charges, trade practices, the use and safeguarding of customer securities, capital structure, recordkeeping, conduct and supervision of its employees.
In 2011, PFS Investments became an SEC-registered investment adviser and, under the name Primerica Advisors, began offering a managed accounts, or mutual fund advisory, program. In most states, our representatives are required to obtain an additional license to offer this program.
Primerica Shareholder Services, Inc. ("PSS") is registered with the SEC as a transfer agent and, accordingly, is subject to SEC rules and examinations.
PFSL Investments Canada is a mutual fund dealer registered with and regulated by the Mutual Fund Dealers Association of Canada (the “MFDA”), the national self-regulatory organization for the distribution side for the Canadian mutual fund industry. It is also registered with provincial and territorial securities commissions throughout Canada. As a registered mutual fund dealer, PFSL Investments Canada performs the suitability review of mutual fund investment recommendations, and like our U.S. broker-dealer, it does not hold client accounts.
PFSL Investments Canada sales representatives are required to be registered in the provinces and territories in which they do business and are also subject to regulation by the MFDA. These regulators have broad administrative powers, including the power to limit or restrict the conduct of our business and impose censures or fines for failure to comply with the law or regulations.
PFSL Investments Canada is registered as an Investment Fund Manager in connection with our Concert™ Series mutual funds.
Other Laws and Regulations
The USA Patriot Act of 2001 (the "Patriot Act") contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others (including certain life insurers), the physical and procedural safeguards employed to protect the security of that information and the electronic storage and transmission of such information. Congress and state legislatures are expected to consider additional legislation relating to privacy and other aspects of consumer information.
The Financial Consumer Agency of Canada (“FCAC”), a Canadian federal regulatory body, is responsible for ensuring that federally regulated financial institutions, which include Primerica Life Canada and PFSL Investments Canada, comply with federal consumer protection laws and regulations, voluntary codes of conduct and their own public commitments. The Financial Transactions and Reports Analysis Centre of Canada (“FINTRAC”) is Canada's financial intelligence unit. Its mandate includes ensuring that entities subject to the Proceeds of Crime (Money Laundering) and Terrorist Financing Act, comply with reporting, recordkeeping and other obligations under that act. We are also subject to privacy laws under the jurisdiction of federal and provincial privacy commissioners, anti-money laundering laws enforced by FINTRAC and OSFI, and the consumer complaints provisions of federal insurance laws under the mandate of the FCAC, which requires insurers to belong to a complaints ombud-service and file a copy of their complaints handling policy with the FCAC.
Segment Financial and Geographic Disclosures
We have two primary operating segments - Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes mutual funds and variable annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to the distribution of non-core products, prepaid legal services and various insurance products other than our core term life insurance products.

Information regarding operations by segment follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Revenues:
Term life insurance segment	$554,995	$808,568	$1,742,065
Investment and savings products segment	396,703	361,807	300,140
Corporate and other distributed products segment	151,395	191,488	178,196
Total revenues	$1,103,093	$1,361,863	$2,220,401
Income (loss) before income taxes:
Term life insurance segment	$194,609	$299,044	$659,012
Investment and savings products segment	117,076	113,530	93,404
Corporate and other distributed products segment	(35,841)	(13,431)	7,539
Total income before income taxes	$275,844	$399,143	$759,955
Information regarding operations by country follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Revenues by country:
United States	$895,067	$1,136,414	$1,922,047
Canada	208,026	225,449	298,354
Total revenues	$1,103,093	$1,361,863	$2,220,401
Income before income taxes by country:
United States	$209,685	$317,195	$637,355
Canada	66,159	81,948	122,600
Total income before income taxes	$275,844	$399,143	$759,955
Information regarding assets by segment follows:

	December 31,
	2011	2010	2009
	(In thousands)
Assets:
Term life insurance segment	$6,137,033	$5,738,219	$9,016,674
Investment and savings products segment	2,591,137	2,615,916	2,192,583
Corporate and other distributed products segment	1,270,374	1,530,171	2,505,887
Total assets	$9,998,544	$9,884,306	$13,715,144
Information regarding long-lived assets by country follows:

	December 31,
	2011	2010	2009
	(In thousands)
Long-lived assets:
United States	$84,550	$90,566	$90,905
Canada	316	1,114	1,265
Total long-lived assets	$84,866	$91,680	$92,170

For information on risks relating to our Canadian operation, see "Risk Factors" and "Item 7A. Quantitative and Qualitative Information About Market Risks – Canadian Currency Risk."
Competition
We operate in a highly competitive environment with respect to the sale of financial products and, to a lesser extent, for retaining our more productive sales representatives. Because we offer several different financial products, we compete directly with a variety of financial institutions, such as insurance companies and brokers, banks, finance companies, credit unions, broker-dealers, mutual fund companies and other financial products and services companies.
Competitors with respect to our term life insurance products consist both of stock and mutual insurance companies, as well as other financial intermediaries. Competitive factors affecting the sale of life insurance products include the level of premium rates, benefit features, risk selection practices, compensation of sales representatives and financial strength ratings from ratings agencies such as A.M. Best.
In offering our securities products, our sales representatives compete with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisors, mutual fund companies and other direct distributors. The mutual funds that we offer face competition from other mutual fund families and alternative investment products, such as exchange traded funds. Our annuity products compete with products from numerous other companies. Competitive factors affecting the sale of annuity products include price, product features, investment performance, commission structure, perceived financial strength, claims-paying ratings, service and distribution capabilities.
Information Technology
We have built a sophisticated information technology platform that is designed to support our clients, operations and sales force. Located at our main campus in Duluth, Georgia, our data center houses an enterprise-class IBM mainframe that serves as the repository for all client and sales force data and as a database server for our distributed environment. Our IT infrastructure supports 45 core business applications. Our business applications, many of which are proprietary, are supported by application developers and data center staff at our main campus. Our information security team provides services that include project consulting, threat management, application and infrastructure assessments, secure configuration management and information security administration. This infrastructure also supports a combination of local and remote recovery solutions for business resumption in the event of a disaster.
Employees
As of December 31, 2011, we had 1,784 full-time employees in the United States and 208 full-time employees in Canada. In addition, as of December 31, 2011, we had 468 on-call employees in the United States and 77 on-call employees in Canada who provide certain services on an as-needed hourly basis. None of our employees is a member of any labor union and we have never experienced any business interruption as a result of any labor disputes.
Internet Website
Our website address is www.primerica.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable upon filing such information with, or furnishing it to, the SEC.

ITEM 1A. RISK FACTORS.

Risks Related to Our Distribution Structure

Our failure to continue to attract new recruits, retain sales representatives or license or maintain the licensing of our sales representatives would materially adversely affect our business.

New sales representatives provide us with access to new referrals, enable us to increase sales, expand our client base and provide the next generation of successful sales representatives. As is typical with distribution businesses, we experience a high rate of turnover among our part-time sales representatives, which requires us to attract, retain and motivate a large number of sales representatives. Recruiting is performed by our current sales representatives, and the effectiveness of our recruiting is generally dependent upon our reputation as a provider of a rewarding and potentially lucrative income opportunity, as well as the general competitive and economic environment. The motivation of recruits to complete their training and licensing requirements and to commit to selling our products is largely dependent upon the effectiveness of our compensation and promotional programs and the competitiveness of such programs compared with other companies, including other part-time business opportunities.

If our new business opportunities and products do not generate sufficient interest to attract new recruits, motivate them to become licensed sales representatives and maintain their licenses and incentivize them to sell our products and recruit other new sales representatives, our business would be materially adversely affected.

Furthermore, if we or any other direct sales businesses with a similar distribution structure engage in practices resulting in increased negative public attention for our business, the resulting reputational challenges could adversely affect our ability to attract new recruits. Direct sales companies such as ours can be the subject of negative commentary on website postings, social media and other non-traditional media. This negative commentary can spread inaccurate or incomplete information about the direct sales industry in general or our company in particular, which can make our recruiting more difficult.

Certain of our key RVPs have large sales organizations that include thousands of downline sales representatives. These key RVPs are responsible for attracting, motivating, supporting and assisting the sales representatives in their sales organizations. The loss of one or more key RVPs together with a substantial number of their sales representatives for any reason, including movement to a competitor, or any other event that causes the departure of a large number of sales representatives, could materially adversely affect our financial results and could impair our ability to attract new sales representatives.

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

We have not been, and are not currently, subject to business opportunity laws because the amounts paid by our new representatives to us: (i) are less than the minimum thresholds set by many state statutes and (ii) are not fees paid for the right to participate in a business, but rather are for bona fide expenses such as state-required insurance examinations and pre-licensing training. We have not been, and are not currently, subject to franchise laws for similar reasons. However, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change. In addition, the Federal Trade Commission ("FTC") recently finalized a new Business Opportunity Rule. We do not believe that the FTC's Business Opportunity Rule applies to our company. However, it could be interpreted in a manner inconsistent with our interpretation. Becoming subject to business opportunity or franchise laws or regulations could require us to provide certain disclosures and regulate the manner in which we recruit our sales representatives that may increase the expense of, or adversely impact our success in, recruiting new sales representatives and make it more difficult for us to successfully attract and recruit new sales representatives.

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

Our sales representatives are independent contractors who operate their own businesses. In the past, we have been successful in defending our company in various contexts before courts and governmental agencies against claims that our sales representatives should be treated like employees. Although we believe that we have properly classified our representatives as independent contractors, there is nevertheless a risk that the IRS or another authority will take a different view. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent sales representatives are subject to change or interpretation by various authorities.

The classification of workers as independent contractors has been the subject of federal legislative and regulatory interest over the last several years, with proposals being made that call for greater scrutiny of independent contractor classifications and greater penalties for companies who wrongly classify workers as independent contractors instead of employees. Thus far, none of these proposals has been enacted by the federal government. In July 2011, the DOL issued a statement in which it announced its intention to pursue rulemaking under the Fair Labor Standards Act referred to as “Right to Know” that would require companies utilizing independent contractors to make disclosures to the independent contractors regarding their classification as such and the rationale supporting the classification, as well as a description of their rights under the Fair Labor Standards Act. In September 2011, the Appropriations Committee of the U.S. House of Representatives released a draft funding bill for fiscal 2012 for the DOL that would, if enacted, prohibit the DOL from using any of its funding to develop or promulgate the “Right to Know” rule being considered by the DOL. We cannot predict the outcome of these legislative and regulatory efforts, but the topic of independent contractor classification seems likely to remain active.

If a federal, state or provincial authority enacts legislation or adopts regulations that change the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs in complying with such laws and regulations, including in respect of tax withholding, social security payments and recordkeeping, or we may be required to modify our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, or provincial tax or employment laws or with respect to any applicable employee benefit plan.

Our or our sales representatives' violation of, or non-compliance with, laws and regulations and the related claims and proceedings could expose us to material liabilities.

Extensive federal, state, provincial and territorial laws regulate our products and our relationships with our clients, imposing certain requirements that our sales representatives must follow. The laws and regulations applicable to our business include those promulgated by FINRA, the SEC, the MSRB, the FTC and state insurance and securities regulatory agencies in the United States. In Canada, our business is regulated by OSFI, FINTRAC, FCAC, MFDA, and provincial and territorial insurance regulators and provincial and territorial securities regulators. At any given time, we may have pending state, federal or provincial examinations or inquiries of our investment and savings products and insurance businesses. In addition to imposing requirements that representatives must follow in their dealings with clients, these laws and regulations generally require us to maintain a system of supervision to attempt to ensure that our sales representatives comply with the requirements to which they are subject. We have developed policies and procedures to comply with these laws and regulations. However, despite these compliance and supervisory efforts, the breadth of our operations and the broad regulatory requirements could result in oversight failures and instances of non-compliance or misconduct on the part of our sales representatives.

From time to time, we are subject to private litigation as a result of alleged misconduct by our sales representatives. Examples include claims that a sales representative's failure to disclose underwriting-related information regarding the insured on an insurance application resulted in the denial of a life insurance policy claim, and with respect to investment and savings products sales, errors or omissions that a representative made in connection with an account. In addition to the potential for non-compliance with laws or misconduct applicable to our existing product offerings, we could experience similar regulatory issues or litigation with respect to new products, such as fixed annuities or our managed accounts products. Non-compliance or misconduct by our sales representatives could result in adverse findings in either examinations or litigation and could subject us to sanctions, monetary liabilities, restrictions on or the loss of the operation of our business, claims against us or reputational harm, any of which could have a material adverse effect on our business, financial condition and results of operations.

Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Pursuant to federal laws, various federal agencies have established rules protecting the privacy and security of personal information. In addition, most states and some provinces have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of our sales representatives and employees have access to, and routinely process, personal information of clients through a variety of media, including the Internet and software applications. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company, our employees and our sales representatives. It is possible that a sales representative or employee could, intentionally or unintentionally, disclose or misappropriate confidential client information. If we fail to maintain adequate internal controls or if our sales representatives or employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

The prices and expected future profitability of our life insurance products are also based, in part, upon assumptions related to persistency. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of policies because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our pricing assumptions, our reserves for future policy benefits may prove to be inadequate. We are precluded from adjusting premiums on our in-force business during the initial term of the policies, and our ability to adjust premiums on in-force business after the initial policy term is limited to the maximum premium rates in the policy.

Our assumptions and estimates regarding mortality and persistency require us to make numerous judgments and, therefore, are inherently uncertain. We cannot determine with precision the actual persistency or ultimate amounts that we will pay for actual claim payments on a block of policies, the timing of those payments, or whether the assets supporting these contingent future payment obligations will increase to the levels we estimate before payment of claims. If we conclude that our reserves, together with future premiums, are insufficient to cover actual or expected claims payments and the scheduled amortization of our deferred policy acquisition costs ("DAC") assets, we would be required to first accelerate our amortization of the DAC assets and then increase our reserves and incur income statement charges for the period in which we make the determination, which could materially adversely affect our business, financial condition and results of operations.

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

Life insurance statutes and regulations are generally designed to protect the interests of the public and policyholders. Those interests may conflict with the interests of our stockholders. Currently, in the United States, the power to regulate insurance resides almost exclusively with the states. The laws of the various U.S. jurisdictions grant state insurance regulators broad powers to regulate almost all aspects of our insurance business. Much of this state regulation follows model statutes or regulations developed or amended by the NAIC, which is composed of the insurance commissioners of each U.S. jurisdiction. The NAIC re-examines and amends existing model laws and regulations (including holding company regulations) in addition to determining whether new ones are needed.

The U.S. Congress continues to examine the current condition of U.S. state-based insurance regulation to determine whether to impose federal regulation and to allow optional federal insurance company incorporation. The Dodd-Frank Act created an Office of Federal Insurance Reform that was authorized to, among other things, study methods to modernize and improve insurance regulation, including uniformity and the feasibility of federal regulation. We cannot predict with certainty whether, or in what form, reforms will be enacted and, if so, whether the enacted reforms will materially affect our business. Changes in federal statutes, including the Gramm-Leach-Bliley Act and the McCarran-Ferguson Act, financial services regulation and federal taxation, in addition to changes to state statutes and regulations, may be more restrictive than current requirements or may result in higher costs, and could materially adversely affect our business, financial condition and results of operations.

Provincial and federal insurance laws regulate all aspects of our Canadian insurance business. Changes to provincial or federal statutes and regulations may be more restrictive than current requirements or may result in higher costs, which could materially adversely affect our business, financial condition and results of operations. We have also entered into an undertaking agreement with OSFI in connection with the IPO and our corporate reorganization pursuant to which we have agreed to provide OSFI certain information, including advance notice, where practicable, of certain corporate actions. If we fail to comply with our undertaking to OSFI, or if OSFI determines that our corporate actions do not comply with applicable Canadian law, Primerica Life Canada could face sanctions or fines, and Primerica Life Canada could be subject to increased capital requirements or other requirements deemed appropriate by OSFI.

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

If there were to be extraordinary changes to statutory or regulatory requirements in the United States or Canada, we may be unable to fully comply with or maintain all required insurance licenses and approvals. Regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals. If we do not have all requisite licenses and approvals, or do not comply with applicable statutory and regulatory requirements, the regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our insurance activities or impose fines or penalties on us, which could materially adversely affect our business, financial condition and results of operations. We cannot predict with certainty the effect any proposed or future legislation or regulatory initiatives may have on the conduct of our business.

A decline in the regulatory capital ratios of our insurance subsidiaries could result in increased scrutiny by insurance regulators and ratings agencies and have a material adverse effect on our business, financial condition and results of operations.

Each of our U.S. insurance subsidiaries is subject to RBC standards (imposed under the laws of its respective jurisdiction of domicile. The RBC formula for U.S. life insurance companies generally establishes capital requirements relating to insurance, business, asset and interest rate risks. Our U.S. insurance subsidiaries are required to report their results of RBC calculations annually to the applicable state department of insurance and the NAIC. Our Canadian life insurance subsidiary is subject to minimum continuing capital and surplus requirements (“MCCSR”), and Tier 1 capital ratio requirements, and is required to provide its MCCSR and Tier 1 capital ratio calculations to the Canadian regulators. The capitalization of our insurance subsidiaries is maintained at levels in excess of the effective minimum requirements of the NAIC in the United States and OSFI in Canada. In any particular year, statutory capital and surplus amounts and RBC and MCCSR ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which is sensitive to equity and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in their reserve requirements, the value of certain fixed-income and equity securities in their investment portfolios, the credit ratings of investments held in their portfolios, the value of certain derivative instruments, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the NAIC's RBC formula or the MCCSR calculation of OSFI. Many of these factors are outside of our control.

Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC and MCCSR ratios of our insurance company subsidiaries. Ratings agencies may change their internal models, effectively increasing or decreasing the amount of statutory capital our insurance subsidiaries must hold to maintain their current ratings. In addition, ratings agencies may downgrade the invested assets held in our portfolio, which could result in a reduction of their capital and surplus. Changes in statutory accounting principles could also adversely impact our insurance subsidiaries' ability to meet minimum RBC, MCCSR and statutory capital and surplus requirements. There is no assurance that our insurance subsidiaries will not need additional capital or, if needed, that we will be able to provide it to maintain the targeted RBC and MCCSR levels to support their business operations.

The failure of any of our insurance subsidiaries to meet its applicable RBC and MCCSR requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, financial condition and results of operations. A decline in RBC or MCCSR also limits the ability of our insurance subsidiaries to pay dividends or make distributions and could be a factor in causing ratings agencies to downgrade the financial strength ratings of all our insurance subsidiaries. Such downgrades would have an adverse effect on our ability to write new insurance business and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

A ratings downgrade by a ratings organization could materially adversely affect our business, financial condition and results of operations.

Each of our insurance subsidiaries has been assigned a financial strength rating by A.M. Best. Primerica Life currently also has an insurer financial strength rating from Standard & Poor's, Moody's and Fitch. NBLIC and Primerica Life Canada are not rated by Standard & Poor's, Moody's or Fitch.

The financial strength ratings of our insurance subsidiaries are subject to periodic review using, among other things, the ratings agencies' proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and are not intended for the protection of stockholders or as a recommendation to buy, hold or sell securities. Our financial strength ratings will affect our competitive position relative to other insurance companies. If the financial strength ratings of our insurance subsidiaries fall below certain levels, some of our policyholders may move their business to our competitors. In addition, the models used by ratings agencies to determine financial strength are different from the capital requirements set by insurance regulators.

Ratings organizations review the financial performance and financial conditions of insurance companies, and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders. A downgrade in the financial strength ratings of any of our insurance subsidiaries, or the announced potential for a downgrade, could have a material adverse effect on our business, financial condition and results of operations, including by:

•	reducing sales of insurance products;

•	adversely affecting our relationships with our sales representatives;

•	materially increasing the amount of policy cancellations by our policyholders;

•	requiring us to reduce prices to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.

If the rating agencies or regulators change their approach to financial strength ratings and statutory capital requirements, we may need to take action to maintain current ratings and capital adequacy ratios, which could have a material adverse effect on our business, financial condition and results of operations.

In addition to financial strength ratings of our insurance subsidiaries, the Parent Company currently has investment grade credit ratings from Standard & Poor's, Moody's, and A.M. Best for the senior unsecured debt that it may elect to offer pursuant to its existing shelf registration statement at some point in the future. These ratings are indicators of a debt issuer's ability to meet the terms of debt obligations and are important factors in its ability to access liquidity in the debt markets. A rating downgrade by a rating agency can occur at any time if the rating agency perceives an adverse change in our financial condition, results of operations or ability to service debt. If such a downgrade occurs, it could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital in the unsecured debt market and potentially increasing the cost of such debt.

Credit deterioration in, and the effects of interest rate fluctuations on, our invested asset portfolio could materially adversely affect our business, financial condition and results of operations.

A large percentage of our invested asset portfolio is invested in fixed-income securities. As a result, credit deterioration and interest rate fluctuations could materially affect the value and earnings of our invested asset portfolio. Fixed-income securities decline in value if there is no active trading market for the securities or the market's impression of, or the ratings agencies' views on, the credit quality of an issuer worsens. During periods of declining market interest rates, any interest income we receive on variable interest rate investments would decrease and we would be forced to invest the cash we receive as interest, return of principal on our investments and cash from operations in lower-yielding, high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities could also decide to prepay their obligations to borrow at lower market rates, which would increase our reinvestment risk. If interest rates generally increase, the market value of our fixed rate income portfolio decreases. Additionally, if the market value of any security in our invested asset portfolio decreases, we may realize losses if we deem the value of the security to be other-than-temporarily impaired. To the extent that any fluctuations in fair value or interest rates are significant or we recognize impairments that are material, it could have a material adverse effect on our business, financial condition and results of operations.

Valuation of our investments and the determination of whether a decline in the fair value of our invested assets is other-than-temporary are based on methodologies and estimates that may prove to be incorrect.

U.S. GAAP requires that when the fair value of any of our invested assets declines and such decline is deemed to be other-than-temporary, we recognize a loss in either accumulated other comprehensive income or on our statement of income based on certain criteria in the period that such determination is made. Determining the fair value of certain invested assets, particularly those that do not trade on a regular basis, requires an assessment of available data and the use of assumptions and estimates. Once it is determined that the fair value of an asset is below its carrying value, we must determine whether the decline in fair value is other-than-temporary, which is based on subjective factors and involves a variety of assumptions and estimates.

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

We extensively use reinsurance in the United States to diversify our risk and to manage our loss exposure to mortality risk. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. We, as the insurer, are required to pay the full amount of death benefits even in circumstances where we are entitled to receive payments from the reinsurer. Due to factors such as insolvency, adverse underwriting results or inadequate investment returns, our reinsurers may not be able to pay the amounts they owe us on a timely basis or at all. Further, reinsurers might refuse or fail to pay losses that we cede to them or might delay payment. Since death benefit claims may be paid long after a policy is issued, we bear credit risk with respect to our reinsurers. The creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Any such failure to pay by our reinsurers could have a material adverse effect on our business, financial condition and results of operations.

The failure by the affiliates of Citi who are parties to the Citi reinsurance transactions to perform their obligations to us under our coinsurance agreements could have a material adverse effect on our business, financial condition and results of operations.

Immediately prior to the IPO, we entered into four coinsurance agreements with three reinsurer affiliates of Citi pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our current third-party reinsurance agreements remain in place. The largest of these transactions involved two coinsurance agreements between Primerica Life and Prime Reinsurance Company, Inc. ("Prime Re"), then a wholly owned subsidiary of Primerica Life. Pursuant to these reinsurance agreements, we distributed to Citi all of the issued and outstanding common stock of Prime Re. Prime Re was formed solely for the purpose of entering into these reinsurance transactions, had no operating history at the time the coinsurance agreements were executed and does not possess a financial strength rating from any rating agency. The other transactions were between (i) Primerica Life Canada and Financial Reassurance Company 2010 Ltd., a Bermuda reinsurer and wholly owned subsidiary of Citi, formed to operate solely for the purpose of reinsuring Citi-related risks and (ii) NBLIC and American Health and Life Insurance Company (“AHL”), a wholly owned insurance subsidiary of Citi that has a financial strength rating of “A” by A.M. Best. Each of the three reinsurers entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the reinsurer placed assets (primarily treasury and fixed-income securities) in trust for such subsidiary's benefit to secure the reinsurer's obligations to such subsidiary. Each such coinsurance agreement requires each reinsurer to maintain assets in trust sufficient to give the subsidiary full credit for regulatory purposes for the insurance, which amount will not be less than the amount of the reserves for the reinsured liabilities. In addition, in the case of the reinsurance transactions between Prime Re and Primerica Life, Citi has agreed in a capital maintenance agreement to maintain Prime Re's RBC above a specified minimum level, subject to a maximum amount being contributed by Citi. In the case of the reinsurance transaction between NBLIC and AHL, Citi has agreed to over-collateralize the assets in the trust for NBLIC for the life of the coinsurance agreement between NBLIC and AHL. Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement with the Citi affiliates subject to any applicable cure periods. An event of default includes: (1) a reinsurer insolvency, (2) failure through the fault of the reinsurer to provide full statutory financial statement credit for the reinsurance ceded, (3) a material breach of any covenant, representation or warranty by the reinsurer, (4) failure by the reinsurer to fund the trust account required to be established under the coinsurance agreements in any material respects, or (5) in connection with the coinsurance agreements with Prime Re, failure by Citi to maintain sufficient capital in the reinsurer, pursuant to the capital maintenance agreement between Citi and the reinsurer within 45 calendar days of any demand for payment by or on behalf of Primerica Life, and any 45-day extension thereof as consented to by Primerica Life, which consent may not be unreasonably conditioned, delayed or withheld, for a total of not more than 90 days to obtain such consent; provided that Primerica Life is not required to consent to extend such period beyond an additional 45 days. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.

There is no assurance that the relevant Citi reinsurer will pay the reinsurance obligations owed to us now or in the future or that it will pay these obligations on a timely basis. Notwithstanding the capital maintenance agreement between Prime Re and Citi and the initial over-collateralization of assets in trust for the benefit of our insurance companies, if any of our Citi reinsurers becomes insolvent, the amount in the trust account to support the obligations of such reinsurer is insufficient to pay such reinsurer's obligations to us and we fail to enforce our right to recapture the business, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in accounting for DAC of insurance entities will accelerate the recognition for certain acquisition costs not deemed to be directly related to the successful acquisition of new insurance contracts.

In October 2010, the Financial Accounting Standards Board (the "FASB"), issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts ("ASU 2010-26"). The update revises the definition of DAC to reflect incremental costs directly related to the successful acquisition of new and renewed insurance contracts. The update creates a more limited definition than the current guidance, which defines DAC as those costs that vary with, and primarily relate to, the acquisition of insurance contracts. The revised definition materially increases the portion of acquisition costs being expensed as incurred rather than deferred and amortized over the lives of the underlying policies. The update allows either prospective or retrospective adoption and is required to be adopted for our fiscal year beginning January 1, 2012. We plan to adopt this update retrospectively. We estimate that the adoption will result in a reduction to our DAC asset in the range of approximately $140 million to $160 million as of December 31, 2011. We further estimate that it will reduce income before income taxes in the range of approximately $27 million to $33 million. The related analysis and implementation of this accounting change is ongoing and may result in a different impact that is higher or lower than these anticipated ranges, which could have a material adverse effect on our financial position and results of operations.

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

We earn a significant portion of our earnings through our relationships with a small group of mutual fund companies. A decision by one or more of these companies to alter or discontinue their current arrangements with us could materially adversely affect our business, financial condition and results of operations. In addition, if any of our investment and savings products fail to achieve satisfactory investment performance, our clients may seek higher yielding alternative investment products and we could experience higher redemption rates. In such circumstances, we may also experience re-allocations of existing client assets and increased allocations of new assets to investment and savings products with higher investment returns, which ultimately results in changes in our mix of business. Since different investment and savings products have different revenue and expense characteristics, such changes could have significant negative consequences for us.

In recent years there has been an increase in the popularity of alternative investments, which we do not currently offer, principally index funds and exchange traded funds. These investment options typically have low fee structures and provide some of the attributes of mutual funds, such as risk diversification. If these products continue to gain traction among our client base as viable alternatives to mutual fund investments, our investment and savings products revenues could decline.

In addition to sales commissions and asset-based compensation, a significant portion of our earnings from investment and savings products comes from recordkeeping services that we provide to third parties and from fees earned for custodial services that we provide to clients with retirement plan accounts in the funds of these mutual fund companies. We also receive revenue sharing payments from each of these mutual fund companies. A decision by one or more of these fund companies to alter or discontinue their current arrangements with us would materially adversely affect our business, financial condition and results of operations.

Our or our securities-licensed sales representatives violations of, or non-compliance with, laws and regulations could expose us to material liabilities.

Our subsidiary broker-dealer and registered investment advisor, PFS Investments, is subject to federal and state regulation of its securities business. These regulations cover sales practices, trade suitability, supervision of registered representatives, recordkeeping, the conduct and qualification of officers and employees, the rules and regulations of the MSRB and state blue sky regulation. Investment advisory representatives are generally held to a higher standard of conduct than registered representatives. Our subsidiary, PSS, is a registered transfer agent engaged in the recordkeeping business and is subject to SEC regulation. Violations of laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts which improperly performs its task, could subject us to disciplinary actions and could result in the imposition of cease and desist orders, fines or censures, restitution to clients, disciplinary actions, including the potential suspension or revocation of its license by the SEC, or the suspension or expulsion from FINRA and reputational damage, which could materially adversely affect our business, financial condition and results of operations.

Our Canadian dealer subsidiary, PFSL Investments Canada and its sales representatives are subject to the securities laws of the provinces and territories of Canada in which we sell our mutual fund products and those of third parties and to the rules of the MFDA, the self-regulatory organization governing mutual fund dealers. PFSL Investments Canada is subject to periodic review by both the MFDA and the provincial and territorial securities commissions to assess its compliance with, among other things, applicable capital requirements and sales practices and procedures. These regulators have broad administrative powers, including the power to limit or restrict the conduct of our business for failure to comply with applicable laws or regulations. Possible sanctions that could be imposed include the suspension of individual sales representatives, limitations on the activities in which the dealer may engage, suspension or revocation of the dealer registration, censure or fines, any of which could materially adversely affect our business, financial condition and results of operations.

If heightened standards of conduct or more stringent licensing requirements, such as those recently proposed by the SEC and proposed and withdrawn by the DOL, are imposed on us or our sales representatives or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

Our U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer, and our U.S. sales representatives are currently subject to general anti-fraud limitations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and SEC rules and regulations, as well as other conduct standards prescribed by FINRA. These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. The Dodd-Frank Act, which gives the SEC the power to impose on broker-dealers a heightened standard of conduct that is currently applicable only to investment advisers, requires the SEC to conduct a study to evaluate the effectiveness of the current legal standards of conduct for those that provide personalized investment advice regarding securities to retail customers. In 2010, the SEC staff submitted a report to Congress in which it recommended that the SEC adopt a uniform fiduciary standard of conduct. The timing of any future rulemaking is unclear.

In October 2010, the DOL published the DOL Proposed Rule, which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of IRC Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs. In September 2011, the DOL withdrew the DOL Proposed Rule, but has indicated that it will re-propose a similar fiduciary rule in early 2012. If PFS Investments and its securities-licensed representatives are deemed to be fiduciaries under a rule similar to the DOL Proposed Rule, our ability to receive and retain certain types of compensation paid by third parties with respect to both new and existing assets in qualified accounts could be significantly limited.

IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2011. Thus, if a fiduciary rule similar to the DOL Proposed Rule is re-proposed and adopted, we would expect to substantially restructure our current business model for qualified accounts. Such restructuring could make it significantly more difficult for us and our representatives to profitably serve the middle-income market and could result in a significant reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed representatives. Furthermore, our licensed representatives could be required to obtain additional securities licenses, which they may not be willing or able to obtain.

The form, substance and timing of any re-proposed or final rule are unknown at this time. It is possible that a rule could be adopted in a form that does not materially adversely affect us. If re-proposed and adopted in the form initially proposed, however, the DOL Proposed Rule could have a materially adverse effect on our business, financial condition and results of operations.

Heightened standards of conduct as a result of either of the above proposals or another similar proposed rule or regulation could also increase the compliance and regulatory burdens on our representatives, and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

If our suitability policies and procedures were deemed inadequate, it could have a material adverse effect on our business, financial condition and results of operations.

We review the account applications that we receive for our investment and savings products for suitability. While we believe that the policies and procedures we implemented to help our sales representatives assist clients in making appropriate and suitable investment choices are reasonably designed to achieve compliance with applicable securities laws and regulations, it is possible that the SEC, FINRA or MFDA may not agree. Further, we could be subject to regulatory actions or private litigation, which could materially adversely affect our business, financial condition and results of operations.

Our sales force support tools may fail to appropriately identify suitable investment products.

Our support tools are designed to educate clients, help identify their financial needs, and introduce the potential benefits of our products. There could be a risk that the assumptions and methods of analyses embedded in our support tools could be successfully challenged and subject us to regulatory action or private litigation, which could materially adversely affect our business, financial condition and results of operations.

Non-compliance with applicable regulations could lead to revocation of our subsidiary's status as a non-bank custodian.

PFS Investments is a non-bank custodian of retirement accounts, as permitted under Treasury Regulation 1.408-2. A non-bank custodian is an entity that is not a bank and that is permitted by the IRS to act as a custodian for retirement plan account assets of our clients. The IRS retains authority to revoke or suspend that status if it finds that PFS Investments is unwilling or unable to administer retirement accounts in a manner consistent with the requirements of the applicable regulations. Revocation of PFS Investments' non-bank custodian status would affect its ability to earn revenue for providing such services and, consequently, could materially adversely affect our business, financial condition and results of operations.

Failure of our agents to become licensed to offer our managed accounts program could adversely affect our investments business.

In 2011, PFS Investments became an SEC-registered investment adviser and, under the name Primerica Advisors, began offering a mutual fund advisory program. In most states, our representatives are required to obtain an additional license to offer this program. If a significant number of our representatives who are required to obtain such additional licenses to offer this program fail to do so, then the revenue and earnings we generate from this business could be materially adversely affected.

Other Risks Related to Our Business

We may be exposed to regulatory liabilities in connection with the wind-down of our U.S. mortgage business.
Primerica Mortgages ceased its loan brokering activities in all states in which it held licenses effective December 31, 2011.  Accordingly, we have instructed our sales force to cease offering loan products on behalf of Primerica Mortgages in the United States from and after January 1, 2012. We anticipate that all loan requests which were pending as of December 31, 2011 will be processed by the end of the first quarter of 2012. As of January 1, 2012, Primerica Mortgages commenced the process of surrendering its state licenses so that it may completely exit the loan brokering business in the United States. Although Primerica Mortgages is no longer engaged in offering loan products, it and other Primerica companies could be subject to potential regulatory or other liability for violations of state or federal laws governing the loan industry if our sales representatives engage in misconduct while continuing to conduct the mortgage loan brokering business as an outside business activity.
Changes in accounting standards can be difficult to predict and could adversely impact how we record and report our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. U.S. GAAP continues to evolve and, as a result, may change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the FASB's current insurance contracts project could, among other things, significantly change the way we measure insurance liabilities on our balance sheet and the way we present earnings on our statement of income. This project, in addition to a related proposal to modify how to account for insurance contracts under IFRS, could adversely impact both our financial condition and results of operations as reported on a U.S. GAAP basis as well as our statutory capital calculations.

The effects of economic down cycles in the United States and Canada could materially adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations have been materially adversely affected by the economic downturn in the United States and Canada and the slow recovery that has occurred since the last half of 2009. This economic downturn, which has been characterized by higher unemployment, lower family income, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending, has adversely affected the demand for the term life insurance, investment and other financial products that we sell. Future economic down cycles could severely adversely affect new sales and cause clients to liquidate mutual funds and other investments sold by our sales representatives. This could cause a decrease in the asset value of client accounts, reduce our trailing commission revenues and result in other-than-temporary-impairments in our invested asset portfolio. In addition, we may experience an elevated incidence of lapses or surrenders of insurance policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Further, volatility in equity markets or downturns could discourage purchases of the investment products that we distribute and could have a materially adverse effect on our business, including our ability to recruit and retain sales representatives. If credit markets remain tight for a prolonged period, our liquidity will be more limited than it otherwise would have been, and our business, financial condition and results of operations may be materially adversely affected.

We are subject to various federal laws and regulations in the United States and Canada, changes in which or violations of which may require us to alter our business practices and could materially adversely affect our business, financial condition and results of operations.

In the United States, we are subject to many regulations, including the Gramm-Leach-Bliley Act and its implementing regulations, including Regulation S-P, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Foreign Corrupt Practices Act, the Sarbanes-Oxley Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Telephone Consumer Protection Act, the FTC Act, and the Electronic Funds Transfer Act. We are also subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the Patriot Act, which requires us to develop and implement customer identification and risk-based anti-money laundering programs, report suspicious activity and maintain certain records. We are also required to follow certain economic and trade sanctions programs that are administered by the Office of Foreign Asset Control that prohibit or restrict transactions with suspected countries, their governments, and in certain circumstances, their nationals.

In Canada, we are subject to provincial and territorial regulations, including consumer protection legislation that pertains to unfair and misleading business practices, provincial and territorial credit reporting legislation that provides requirements in respect of obtaining credit bureau reports and providing notices of decline, the Personal Information Protection and Electronic Documents Act, the Competition Act, the Corruption of Foreign Public Officials Act, the Telecommunications Act and certain Canadian Radio-television and Telecommunications Commission Telecom Decisions in respect of unsolicited telecommunications. We are also subject to the Proceeds of Crime (Money Laundering) and Terrorist Financing Act and its accompanying regulations, which require us to develop and implement money laundering policies and procedures relating to customer indemnification, reporting and recordkeeping, develop and maintain ongoing training programs for employees, perform a risk assessment on our business and clients and institute and document a review of our anti-money laundering program at least once every two years. We are also required to follow certain economic and trade sanctions and legislation that prohibit us from, among other things, engaging in transactions with, and providing services to, persons on lists created under various federal statutes and regulations and blocked persons and foreign countries and territories subject to Canadian sanctions administered by Foreign Affairs and International Trade Canada and the Department of Public Safety Canada.
Changes in, or violations of, any of these laws or regulations may require additional compliance procedures, or result in enforcement proceedings, sanctions or penalties, which could have a material adverse effect on our business, financial condition and results of operations.

Litigation and regulatory investigations and actions may result in financial losses and harm our reputation.

We face a risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses. From time to time, we are subject to private litigation and regulatory investigations as a result of sales representative misconduct. In addition, we may become subject to lawsuits alleging, among other things, issues relating to sales or underwriting practices, payment of improper sales commissions, claims issues, product design and disclosure, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, pricing and sales practices issues. Life insurance companies have historically been subject to substantial litigation resulting from policy disputes and other matters. If we become subject to similar litigation, any judgment or settlement of such claims could have a material adverse effect on our business, financial condition and results of operations.

In addition, we are subject to litigation arising out of our general business activities. For example, we have a large sales force, and we could face claims by some of our sales representatives arising out of their relationship with us. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state, provincial and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.

Moreover, even if we ultimately prevail in any litigation, regulatory action or investigation, we could suffer significant reputational harm and we could incur significant legal expenses, either of which could have a material adverse effect on our business, financial condition and results of operations. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could materially adversely affect our business, financial condition and results of operations.

The current legislative and regulatory climate with regard to financial services may adversely affect our operations.

The volume of legislative and regulatory activity relating to financial services has increased substantially in recent years, including with the passage of the Dodd-Frank Act. The Dodd-Frank Act could cause sweeping changes in the consumer financial services industry. We anticipate that the level of enforcement actions and investigations by federal regulators will increase correspondingly. The same factors that have contributed to legislative, regulatory and enforcement activity at the federal level are likely to contribute to heightened activity at the state and provincial level. If we or our sales representatives become subject to new requirements or regulations, it could result in increased litigation, regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives or a reduction in the products we offer to our clients or the profits we earn, which could have a material adverse effect on our business, financial condition and results of operations.

The inability of our subsidiaries to pay dividends or make distributions or other payments to us in sufficient amounts would impede our ability to meet our obligations.

We are a holding company, and we have no significant operations. Our primary asset is the capital stock of our subsidiaries and our primary liability is the Citi note. We rely primarily on dividends and other payments from our subsidiaries to meet our operating costs and other corporate expenses, as well as to pay dividends to our stockholders. The ability of our subsidiaries to pay dividends to us depends on their earnings, covenants contained in existing and future financing or other agreements and on regulatory restrictions. The ability of our insurance subsidiaries to pay dividends will further depend on their statutory income and surplus. If the cash we receive from our subsidiaries pursuant to dividend payments and tax sharing arrangements is insufficient for us to fund our obligations or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, given the recent volatility in the capital markets, there is no assurance that we would be able to raise cash by these means.

The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on their ability to pay dividends to us. In the United States, these restrictions are based, in part, on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. In Canada, dividends can be paid, subject to the paying insurance company continuing to meet the regulatory requirements for capital adequacy and liquidity and upon 15 days' minimum notice to OSFI. No assurance is given that more stringent restrictions will not be adopted from time to time by jurisdictions in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to us by our subsidiaries without prior approval by regulatory authorities. In addition, in the future, we may become subject to debt instruments or other agreements that limit our ability to pay dividends. The ability of our insurance subsidiaries to pay dividends to us is also limited by our need to maintain the financial strength ratings assigned to us by the ratings agencies.

If any of our subsidiaries were to become insolvent, liquidate or otherwise reorganize, we, as sole stockholder, will have no right to proceed against the assets of that subsidiary. Furthermore, with respect to our insurance subsidiaries, we, as sole stockholder, will have no right to cause the liquidation, bankruptcy or winding-up of the subsidiary under the applicable liquidation, bankruptcy or winding-up laws, although, in Canada, we could apply for permission to cause liquidation. The applicable insurance laws of the jurisdictions in which each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary. The insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary. Both creditors of the subsidiary and policyholders (if an insurance subsidiary) would be entitled to payment in full from the subsidiary's assets before we, as the sole stockholder, would be entitled to receive any distribution from the subsidiary, which could adversely affect our ability to pay our operating costs and other corporate expenses.

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

We may not be able to raise capital through debt or equity offerings if needed to meet our operating and regulatory capital requirements or for other purposes.

Historically, we have funded our new business capital needs from cash flows provided by premiums paid on our in-force book of term life insurance policies. As a result of the Citi reinsurance transactions, the net cash flow we retain from our existing block of term life insurance policies was reduced proportionately to the size of our retained interest. As we grow our term life insurance business by issuing new policies, we will need to fund all of the upfront cash requirements of issuing new term life policies (such as commissions payable to the sales force and underwriting expenses), which costs generally exceed premiums collected in a policy's first year. In light of these anticipated net cash outflows, there will be significant demands on our liquidity in the near- to intermediate-term as we grow the size of our retained block of term life insurance policies. Therefore, to meet our operating and regulatory requirements, we may incur debt or issue equity to fund working capital and capital expenditures or to make acquisitions and other investments. If we raise funds through the issuance of debt securities or preferred equity securities, any such debt securities or preferred equity securities issued will have liquidation rights, preferences and privileges senior to those of the holders of our common stock. If we raise funds through the issuance of equity securities, the issuance will dilute the ownership interest of our existing stockholders. There is no assurance that debt or equity financing will be available to us on acceptable terms, if at all. If we are not able to obtain sufficient financing, we may be unable to maintain or grow our business.

Our inability to refinance the Citi note with terms that are acceptable could materially adversely affect our business or results of operations.

Prior to the completion of the IPO, we issued to Citi the $300.0 million Citi note. This note matures on March 31, 2015, and we are obligated under the terms of the Citi note to use commercially reasonable efforts to refinance it at certain mutually agreeable dates, based on certain conditions. As of December 31, 2011, the Parent Company had investment grade credit ratings from Moody's, Standard & Poor's and A.M. Best for the senior unsecured debt that it may elect to offer pursuant to its existing shelf registration statement at some time in the future. Nonetheless, if we are unable to refinance the Citi note on reasonable economic terms, we may incur significantly higher interest expense or be unable to repay the Citi note in full upon maturity.

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

If one of our significant information technology systems fails, if its security is compromised or if the Internet becomes disabled or unavailable, our business, financial condition and results of operations may be materially adversely affected.

Our business is highly dependent upon the effective operation of our information technology systems, which are centered on a mainframe platform supported by servers housed at our home office and back-up site. We rely on these systems throughout our business for a variety of functions. Our information technology systems run a variety of third-party and proprietary software, including POL (our website portal to our sales force), our insurance administration system, Virtual Base Shop (our paperless office for RVPs), TurboApps (our point-of-sale data collection tool for product/ recruiting applications), our licensing decision and support system and our compensation system.

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

Our infrastructure supports a combination of local and remote recovery solutions for business resumption in the event of a disaster. In the event of either a campus-wide destruction of all buildings or the inability to access our main campus in Duluth, Georgia, our business recovery plan provides for our employees to perform their work functions via a dedicated business recovery site located 25 miles from our main campus or by remote access from an employee's home. However, in the event of a full scale local or regional disaster, our business recovery plan may be inadequate, and our employees and sales representatives may be unable to carry out their work, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Relationship With Warburg Pincus

If Warburg Pincus sells a significant equity interest in our company to a third party in a private transaction, our stockholders may not realize any change-of-control premium on shares of our common stock that such party may receive and we may become subject to the influence of a presently unknown third party.
Prior to the IPO, in February 2010, Citi entered into a securities purchase agreement with us and certain private equity funds managed by Warburg Pincus LLC (“Warburg Pincus”) pursuant to which, in mid-April 2010, Citi sold to Warburg Pincus 16,412,440 shares of our common stock and warrants to purchase from us 4,103,110 additional shares of our common stock. As a result, Warburg Pincus owns a significant equity interest in our company. Warburg Pincus has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction. The ability of Warburg Pincus to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our common stock, could prevent our other stockholders from realizing any change-of-control premium on their shares of our common stock that may otherwise accrue to Warburg Pincus upon its private sale of our common stock. Additionally, if Warburg Pincus privately sells a significant equity interest in our company, we may become subject to the influence of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders.

Warburg Pincus may be able to exert significant influence over us, which may result in conflicts of interest with us.
As of December 31, 2011, Warburg Pincus owned approximately 25% of our outstanding common stock and has rights to acquire additional shares of our common stock pursuant to its exercise of warrants. Warburg Pincus is entitled to nominate two directors to serve on our board. However, for as long as Warburg Pincus owns a significant amount of our common stock, Warburg Pincus may be able to influence the outcome of all corporate actions requiring stockholder approval, including the election of directors.
Under the provisions of the securities purchase agreement, the prior consent of Warburg Pincus will be required in connection with specified corporate actions by us. In addition, for so long as it owns a significant amount of our common stock, Warburg Pincus will be entitled to preemptive type rights to purchase equity securities issued or proposed to be issued by us, which may limit our ability to access capital from other sources in a timely manner.
Because Warburg Pincus' interests may differ from those of our other stockholders, actions that Warburg Pincus may take with respect to us may not be as favorable to other stockholders as they are to Warburg Pincus.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We lease all of our office, warehouse, printing, and distribution properties. Our executive and home office operations for all of our domestic U.S. operations (except New York) are located in Duluth, Georgia. The leases for these spaces expire in May 2013 and June 2013. We also lease warehouse, continuation of business and print/distribution space in or around Duluth, Georgia under leases expiring in June 2013, January 2018 and June 2018, respectively.
In September 2011, we signed an agreement to lease a new build-to-suit facility which will replace and consolidate substantially all of our existing Duluth, Georgia-based executive and home office operations. We expect the building to be complete and ready for occupancy in the second quarter of 2013. The initial lease term will be 15 years.
NBLIC subleases general office space in Long Island City, New York from a subsidiary of Citi under a sublease expiring in August 2014.
In Canada, we lease general office space in Mississauga, Ontario, under a lease expiring in April 2018 and warehouse and printing operation space in Mississauga, Ontario, under a lease also expiring in April 2018.
Each of these leased properties is used by each of our operating segments, with the exception of our NBLIC office space, which is not used by our investment and savings products segment.
While our existing facilities in Georgia are adequate, the move of our executive and home office operations in 2013 will better support our operations. We believe that our existing facilities in New York and Canada are adequate for our current requirements and for our operations in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.
We are involved from time to time in legal disputes, regulatory inquires and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described under “Contingent Liabilities” in Note 16 to our consolidated and combined financial statements, which are included elsewhere in this report, and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected or appointed by our board of directors and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements. The name, age at February 28, 2012 and position of each of our executive officers are presented below.

Name            Age    Position
D. Richard Williams     55    Chairman of the Board and Co-Chief Executive Officer

John A. Addison, Jr.	54 Chairman of Primerica Distribution, Co-Chief Executive Officer
and Director
Michael Adams        55    Executive Vice President and Chief Business Technology Officer
Chess Britt        55    Executive Vice President and Chief Marketing Officer
Jeffrey S. Fendler    55    President of Primerica Life
William A. Kelly        56    President of PFS Investments
Gregory C. Pitts        49    Executive Vice President and Chief Operating Officer
Alison S. Rand        44    Executive Vice President and Chief Financial Officer

Peter W. Schneider	55 Executive Vice President, General Counsel, Corporate Secretary and
Chief Administrative Officer
Glenn J. Williams     52    President

Set forth below is biographical information concerning our executive officers.

D. Richard Williams was elected to our Board of Directors and began serving as Chairman in October 2009. He has served as our Co-Chief Executive Officer since 1999 and has served our company in various capacities since 1989. Mr. Williams earned both his B.S. degree in 1978 and his M.B.A. in 1979 from the Wharton School of the University of Pennsylvania. He serves on the boards of trustees for the Woodruff Arts Center and the Anti-Defamation League Southeast Region.

John A. Addison, Jr. was elected to our Board of Directors in October 2009. He is Chairman of Primerica Distribution, has served as our Co-Chief Executive Officer since 1999 and has served our company in various capacities since 1982. Mr. Addison earned his B.A. in economics from the University of Georgia in 1979 and his M.B.A. from Georgia State University in 1988.

Michael Adams has served as Chief Business Technology Officer since April 2010, as Executive Vice President responsible for business technology since 1998 and in various capacities at our company since 1980. Mr. Adams earned his B.A. in business and economics from Hendrix College in 1978.

Chess Britt has served as Chief Marketing Officer since April 2010, as Executive Vice President responsible for marketing administration and field communications since 1995 and in various capacities at our company since 1982. Mr. Britt earned his B.A. in business administration from the University of Georgia in 1978. He serves on the board of directors of the Gwinnett Chamber of Commerce.

Jeffrey S. Fendler has served as President of Primerica Life, a subsidiary of Primerica, since 2005 and in various capacities at our company since 1980. Mr. Fendler received a B.A. in economics from Tulane University. He is a member of Operation Hope's National Board and is the Co-Chair of Operation Hope's Southeastern Region Board.

William A. Kelly has overseen Primerica Life Insurance Company of Canada, a subsidiary of Primerica, since 2009, has served as President of PFS Investments, a subsidiary of Primerica, since 2005 and has served our company in various capacities since 1985. Mr. Kelly graduated from the University of Georgia in 1979 with a B.B.A. in accounting.

Gregory C. Pitts has served as Executive Vice President and Chief Operating Officer since December 2009, as Executive Vice President since 1995 with responsibilities within the Term Life Insurance and Investment and Savings Products segments and information technology division and in various capacities at our company since 1985. Mr. Pitts earned his B.A. in general business from the University of Arkansas in 1985.

Alison S. Rand has served as Executive Vice President and Chief Financial Officer since 2000 and in various capacities at our company since 1995. Prior to 1995, Ms. Rand worked in the audit department of KPMG LLP. Ms. Rand earned her B.S. in accounting from the University of Florida in 1990 and is a certified public accountant. She is a board member of the Georgia Council of Economic Education, the Atlanta Children's Shelter and the Partnership Against Domestic Violence. She also serves on the Terry College of Business Executive Education CFO Roundtable.

Peter W. Schneider has served as Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since 2000. He worked at the law firm of Rogers & Hardin as a partner from 1988 to 2000. Mr. Schneider earned both his B.S. in political science and industrial relations in 1978 and J.D. in 1981 from the University of North Carolina at Chapel Hill. He serves on the boards of directors of the Georgia Chamber of Commerce, the Northwest YMCA and the Carolina Center for Jewish Studies.

Glenn J. Williams has served as President since 2005, as Executive Vice President from 2000 to 2005 and in various capacities at our company since 1983. Mr. Williams earned his B.S. in education from Baptist University of America in 1981. He serves on the board of the Georgia Baptist Foundation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Quarterly Common Stock Prices and Dividends
Our common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "PRI". The quarterly high and low sales prices for our common stock, as reported on the NYSE for the periods since our IPO on April 1, 2010, as well as dividends paid per quarter were as follows:

	High	Low	Dividend
2011
4th quarter	$23.85	$20.36	$0.03
3rd quarter	22.45	18.72	0.03
2nd quarter	25.64	19.94	0.03
1st quarter	26.20	24.18	0.01

	High	Low	Dividend
2010
4th quarter	$25.48	$20.30	$0.01
3rd quarter	23.78	19.74	0.01
2nd quarter	25.89	18.61	n/a
Dividends
Following the IPO, we have paid quarterly dividends to our stockholders totaling approximately $7.3 million in 2011 and approximately $1.5 million in 2010. In 2010, we paid dividends to Citi of approximately $3.49 billion and we also distributed all of the issued and outstanding capital stock of Prime Re to Citi, all in connection with our corporate reorganization.
We currently expect to continue to pay quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year's earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.
We are a holding company and have no operations. Our primary asset is the capital stock of our operating subsidiaries and our primary liability is the Citi note. The states in which our U.S. insurance company subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries' ability to pay dividends to us. Our Canadian subsidiary can pay dividends subject to meeting regulatory requirements for capital adequacy and liquidity with appropriate minimum notice to OSFI. In addition, in the future, we may become subject to debt instruments or other agreements that limit our ability to pay dividends. See Note 15 to our consolidated and combined financial statements.
Holders
As of January 31, 2012, we had 34 holders of record of our common stock.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2011, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of share that may yet be purchased under the plans or programs
October 1 - 31, 2011	—	$—	—	—
November 1 - 30, 2011 (1)	8,920,606	22.42	—	—
December 1 - 31, 2011	—	—	—	—
Total	8,920,606	$22.42	—	—
________________
(1) Repurchased from Citi for a total purchase price of $200.0 million.

Securities Authorized for Issuance under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan was approved by our stockholders in May 2011. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan	3,185,602	(1)	—	(2)	4,523,767	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	—		—		2,312,707	(4)

Total	3,185,602		—		6,836,474

Equity compensation plans not approved by stockholders	n/a		n/a		n/a
____________________
(1) Consists of shares to be issued in connection with outstanding restricted stock units (“RSUs”).
(2) No options, warrants or rights have been issued or are outstanding under the plan.
(3) The number of shares available for future issuance is 10,800,000 less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan.
(4) The number of shares available for future issuance is 2,500,000 less the cumulative number of shares issued under the plan.

Stock Performance Table
The following graph compares the performance of our common stock since the IPO to the Russell 2000 Index and the Standard & Poor's Insurance Index (S&P Insurance Index) by assuming $100 was invested in each investment option as of April 1, 2010, the date of the IPO. The Russell 2000 Index measures the performance of the small-cap segment in the United States. The S&P Insurance Index is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ.

ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data should be read in conjunction with the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements and accompanying notes included elsewhere in this report.
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
Our corporate reorganization has resulted and will continue to result in financial performance that is materially different from that reflected in the historical financial data that appear elsewhere in this report. Due to the timing of our corporate reorganization and its impact on our financial position and results of operations, year-over-year comparisons of our financial position and results of operations will reflect significant non-comparable accounting transactions and account balances. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – The Transactions.”

	Year ended December 31,
	2011	2010		2009	2008 (3)	2007
	(In thousands, except per-share amounts)
Statements of income data
Revenues:
Direct premiums	$2,229,467	$2,181,074		$2,112,781	$2,092,792	$2,003,595
Ceded premiums	(1,703,075)	(1,450,367)		(610,754)	(629,074)	(535,833)
Net premiums	526,392	730,707		1,502,027	1,463,718	1,467,762
Commissions and fees	412,979	382,940		335,986	466,484	545,584
Net investment income	108,601	165,111		351,326	314,035	328,609
Realized investment gains (losses), including other-than-temporary impairment losses	6,440	34,145		(21,970)	(103,480)	6,527
Other, net	48,681	48,960		53,032	56,187	41,856
Total revenues	1,103,093	1,361,863		2,220,401	2,196,944	2,390,338
Benefits and expenses:
Benefits and claims	242,696	317,703		600,273	938,370	557,422
Amortization of deferred policy acquisition costs	119,348	168,035		381,291	144,490	321,060
Sales commissions	191,306	179,924		162,756	248,020	296,521
Insurance expenses	61,109	75,503		148,760	141,331	137,526
Insurance commissions	19,297	19,904		34,388	23,932	28,003
Interest expense	27,968	20,872		—	—	—
Goodwill impairment	—	—		—	194,992	—
Other operating expenses	165,525	180,779		132,978	152,773	136,634
Total benefits and expenses	827,249	962,720		1,460,446	1,843,908	1,477,166
Income before income taxes	275,844	399,143		759,955	353,036	913,172
Income taxes	97,568	141,365		265,366	185,354	319,538
Net income	$178,276	$257,778		$494,589	$167,682	$593,634
Earnings per share - basic	$2.39	$3.43	(1)	n/a	n/a	n/a
Earnings per share - diluted	$2.36	$3.40	(1)	n/a	n/a	n/a
Dividends per common share	$0.10	$0.02		n/a	n/a	n/a

	December 31,
	2011	2010	2009 (2)	2008 (2)(3)	2007 (2)
	(In thousands)
Balance sheet data
Investments	$2,021,504	$2,153,584	$6,471,448	$5,355,458	$5,494,495
Cash and cash equivalents	136,078	126,038	602,522	302,354	625,350
Due from reinsurers	3,855,890	3,731,634	867,242	838,906	831,942
Deferred policy acquisition costs, net	1,050,637	853,211	2,789,905	2,727,422	2,510,045
Total assets	9,998,544	9,884,306	13,715,144	11,515,027	13,015,411

Future policy benefits	4,614,860	4,409,183	4,197,454	4,023,009	3,650,192
Note payable	300,000	300,000	—	—	—
Total liabilities	8,575,903	8,452,814	8,771,371	7,403,041	8,235,446
Stockholders' equity	1,422,641	1,431,492	4,943,773	4,111,986	4,779,965
____________________

(1)
Calculated on a pro forma basis using weighted-average shares, including the shares issued or issuable upon lapse of restrictions following our April 1, 2010 corporate reorganization as though they had been issued and outstanding on January 1, 2010.

(2)	Total assets and liabilities have been adjusted to reflect the immaterial error correction relating to our securities lending program.

(3)	Includes a $191.7 million pre-tax charge due to a change in our DAC and reserve estimation approach implemented as of December 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we" or the “Company”) for the three-year period ended December 31, 2011. As a result, the following discussion should be read in conjunction with the consolidated and combined financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Risk Factors." Actual results may differ materially from those contained in any forward-looking statements.
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
The corporate reorganization. The Parent Company was incorporated in Delaware in October 2009 by Citi to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citi. These businesses, which prior to April 1, 2010, were wholly owned indirect subsidiaries of Citi, were transferred to us in a reorganization pursuant to which we issued to a wholly owned subsidiary of Citi: (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citi in our IPO; 16,412,440 shares of common stock were subsequently sold by Citi in mid-April 2010 to Warburg Pincus for a purchase price of $230.0 million (the “private sale”); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with our IPO), (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were transferred by Citi to Warburg Pincus pursuant to the private sale), and (iii) the Citi note. Prior to April 1, 2010, we had no material assets or liabilities. Upon completion of the Transactions, the Parent Company's primary asset was and continues to be the capital stock of its operating subsidiaries and its primary liability was and continues to be the Citi note.
The reinsurance transactions. In March 2010, we entered into coinsurance agreements (the “Citi reinsurance agreements”) with two affiliates of Citi and Prime Re, then a wholly owned subsidiary of Primerica Life (collectively, the “Citi reinsurers”). We refer to the execution of these agreements as the “Citi reinsurance transactions.” Under these agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We also transferred to the Citi reinsurers the account balances in respect of the coinsured policies and approximately $4.0 billion of assets to support the statutory liabilities assumed by the Citi reinsurers, and we distributed to Citi all of the issued and outstanding common stock of Prime Re. As a result, the Citi reinsurance transactions reduced the amount of our capital and substantially reduced our insurance exposure. We retained our operating platform and infrastructure and continue to administer all policies subject to these coinsurance agreements.
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
In April 2010, we completed the following additional concurrent transactions:

•	we completed the IPO pursuant to the Securities Act of 1933, as amended, and our stock began trading under the ticker symbol “PRI” on the NYSE;

•
we issued equity awards for 5,021,412 shares of our common stock to certain of our employees, including our officers, and certain of our sales force leaders, including 221,412 shares which were issued upon conversion of existing equity awards in Citi shares that had not yet fully vested; and

•	Citi accelerated vesting of certain existing Citi equity awards triggered by the IPO and the private sale.
Additionally, we made elections with an effective date of April 1, 2010 under Section 338(h)(10) of the Internal Revenue Code (the “Section 338(h)(10) elections”), which resulted in reductions to stockholders’ equity of $174.7 million and corresponding adjustments to deferred tax balances.
During the first quarter of 2010, our federal income tax return was included as part of Citi’s consolidated federal income tax return. On March 30, 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citi. In accordance with the tax separation agreement, Citi is responsible for, and shall indemnify and hold the Company harmless from and against, any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability with respect to the Company for any taxable period ending on or before April 7, 2010, the closing date of the IPO.
The private sale. In February 2010, Citi entered into a securities purchase agreement with Warburg Pincus and us pursuant to which, in mid-April 2010, Citi sold to Warburg Pincus 16,412,440 shares of our common stock and warrants to purchase from us 4,103,110 additional shares of our common stock. The warrants have a seven-year term and an exercise price of $18.00 per share.
Period-over-period comparability. Due to the timing of these transactions and their impact on our financial position and results of operations, period-over-period comparisons will reflect significant non-comparable accounting transactions and account balances. The most significant accounting transaction was the reinsurance transactions described above, which affected both the size and composition of our balance sheet and statement of income. Additionally, the corporate reorganization and the concurrent transactions had a significant impact on the composition of our balance sheet. As a result, our statements of income for the years ended December 31, 2011 and 2010 present income that is significantly lower than in 2009.
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
Economic conditions, including high unemployment levels and low levels of consumer confidence, influence investment and spending decisions by middle income consumers, our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming a Primerica sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels remain under pressure, as consumers take a more conservative financial posture including reevaluating their savings and debt management goals. As overall market and economic conditions have improved and stabilized from the lows experienced during the recent economic downturn, sales and the value of consumer investment products across a wide spectrum of asset classes have improved.
Recruiting and Sales Representatives. Recruiting increased in 2011 to 244,756 new recruits from 231,390 new recruits in 2010, benefiting from a surge in new recruits following our North American convention held in June 2011 at the Georgia Dome in Atlanta. We believe that the surge resulted from both a promotion that lowered the Independent Business Application ("IBA") licensing fee charged to new recruits from $99 to $50 through the end of July 2011 and new product and field technology initiatives announced at the 2011 convention.
Our ability to increase the size of our sales force is largely based on the success of our recruiting efforts and our ability to train and motivate recruits to get licensed. We believe that recruiting levels are an important advance indicator of sales force trends, and growth in recruiting is usually indicative of future growth in the overall size of the sales force. However, because new recruits do not always obtain licenses, recruiting results do not always result in commensurate increases in the size of our licensed sales force.
The size of our life-licensed sales force declined to 91,176 sales representatives as of December 31, 2011 from 94,850 sales representatives at December 31, 2010 as new life license growth lagged recruiting growth primarily due to a reduction in the licensing pull-through rate and an increase in terminations. Historically, our pull-through rate following a recruiting surge has been lower than in other periods.
Term Life Insurance Product Sales and Face Amount In Force. We issued 237,535 new life insurance policies in 2011, compared with 223,514 new policies in 2010. Sales of our term life insurance products increased in 2011 largely as a result of our June 2011 introduction of TermNow, our new rapid issue term life insurance product for face values of $250,000 and below, and increased productivity coming out of our 2011 convention.
While our average issued face amount was approximately $248,400 in 2011 compared with approximately $267,000 in 2010, total face amount in force increased to approximately $664.96 billion as of December 31, 2011 compared with approximately $656.79 billion a year ago, largely due to persistency that continued to improve relative to prior year and the stronger Canadian dollar. These drivers were partially offset by the decline in the average face amount of our newly issued policies, primarily as a result of TermNow sales.
Investment and Savings Product Sales and Asset Values. Investment and savings products sales were higher in 2011, totaling $4.27 billion, compared with $3.62 billion in 2010. We believe the increase in sales reflects the impact of internal exchanges for variable annuities offering enhanced guarantee terms as well as increasing demand for our products as a result of improving financial market conditions.
The assets in our clients’ accounts are invested in diversified funds comprised mainly of U.S. and Canadian equity and fixed-income securities. The average value of assets in client accounts increased to $34.87 billion in 2011, from $31.91 billion in 2010, while the period-end asset value declined to $33.66 billion at December 31, 2011, compared with $34.87 billion a year ago. The 2011 decrease in period-end asset values relative to the 2011 increase in average client asset values reflects the magnitude and timing of current and prior-year market movements.
Invested Asset Portfolio Size and Yields. Our portfolio continues to reflect strong market value gains as interest rates and spreads continue to remain low. As of December 31, 2011, our invested assets, excluding policy loans and cash, had a cost or amortized cost basis of $1.83 billion and a net unrealized gain of $153.2 million, compared with $1.95 billion at cost or amortized cost and net unrealized gain of $157.4 million at December 31, 2010.

Factors Affecting Our Results
Term Life Insurance Segment. Our Term Life Insurance segment results are primarily driven by sales, accuracy of our pricing assumptions, terms and use of reinsurance, investment income and expenses.
Sales and policies in force. Sales of new term policies and the size and characteristics of our in-force book of policies are vital to our results over the long term. Premium revenue is recognized when due over the term of the policy and acquisition expenses are generally deferred and amortized ratably with the level premiums of the underlying policies. However, because we incur significant cash outflows at or about the time policies are issued, including the payment of sales commissions and underwriting costs, changes in life insurance sales volume will have a more immediate effect on our cash flows.
Historically, we have found that while sales volume of term life insurance products may vary between fiscal periods based on a variety of factors, the productivity of our individual sales representatives remains within a relatively narrow range and, consequently, our sales volume over the longer term generally correlates to the size of our sales force. The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Year ended December 31,
	2011		2010	2009
Average number of life-licensed sales representatives	91,855		96,840	100,569
Number of new policies issued	237,535		223,514	233,837
Average monthly rate of new policies issued per life-licensed sales representative	0.22x	(1)	0.19x	0.19x
____________________
(1) Our 2011 processing cycle provided five additional days of policy processing. Excluding the policies processed during these additional days, the average monthly rate of new policies issued per life licensed sales representative would have been .21x for 2011.
During 2011, the increased productivity of our individual sales representatives was driven by the post-convention recruiting surge discussed earlier and sales of our new TermNow product. The elevated level of new recruits generated more warm market referrals and sales opportunities as new recruits set appointments with their field trainers to begin the sales training process. Further, our new TermNow product uses prescription databases to begin the underwriting process in real time at the point of application so TermNow policies are issued faster than our prior products which required oral fluid testing. This underwriting process has led to an increase in, and acceleration of, issued policies since the introduction of TermNow in June 2011. As a result of these two factors, productivity for 2011 was at the high end of our historical range.
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

•
Persistency. We use historical experience to estimate pricing assumptions for persistency rates. Persistency is a measure of how long our insurance policies stay in force. As a general matter, persistency that is lower than our pricing assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. Determining the near-term effects of changes in persistency is more complicated. When persistency is lower than our pricing assumptions, we must accelerate the amortization of DAC. The resultant increase in amortization expense is offset by a corresponding release of reserves associated with lapsed policies, which causes a reduction in benefits and claims expense. The reserves associated with a given policy will change over the term of such policy. As a general matter, reserves are lowest at the inception of a policy term and rise steadily to a peak before declining to zero at the expiration of the policy term. Accordingly, depending on when the lapse occurs in relation to the overall policy term, the reduction in benefits and claims expense may be greater or less than the increase in amortization expense and, consequently, the effects on earnings for a given period could be positive or negative. Persistency levels are meaningful to our results to the extent actual experience deviates from the persistency assumptions used to price our products.

•
Mortality. We use historical experience to estimate pricing assumptions for mortality. Our profitability is affected to the extent actual mortality rates differ from those used in our pricing assumptions. We mitigate a significant portion of our mortality exposure through reinsurance. Variances between actual mortality experience and the assumptions and estimates used by our reinsurers affect the cost and, potentially, the availability of reinsurance.

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
Reinsurance. We use reinsurance extensively, which has a significant effect on our results of operations. Since the mid-1990s, we have reinsured between 60% and 90% of the mortality risk on our U.S. term life insurance policies on a quota share YRT basis. We have not generally reinsured the mortality risk on Canadian term life insurance polices. YRT reinsurance permits us to fix future mortality exposure at contractual rates by policy class. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.
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
Net investment income. Term Life Insurance segment net investment income is composed of two elements: allocated net investment income and the market return associated with the deposit asset underlying the 10% reinsurance agreement we executed in connection with the Transactions. We allocate net investment income by applying the ratio of: (i) the book value of the invested assets allocated to the Term Life Insurance segment to the book value of the Company’s total invested assets to (ii) total net investment income, net of the income associated with the 10% reinsurance agreement. Invested assets are allocated to the Term Life Insurance segment based on the book value of the invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Net investment income is also impacted by the performance of our invested asset portfolio and the market return on the deposit asset which can be affected by interest rates, credit spreads and the mix of invested assets.
Expenses. Results are also affected by variances in client acquisition, maintenance and administration expense levels.
Investment and Savings Products Segment. Our Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing management, service and distribution fees and the number of fee generating accounts we administer.
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
Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) and management fees on mutual fund, annuity, managed account and segregated funds products based on asset values in client accounts. Our investment and savings products primarily consist of funds composed of equity securities. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and changes in equity markets, net of expenses.
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

•	sales and administration of a higher proportion of mutual funds that enable us to earn marketing and support fees will increase our revenues and profitability;

•	sales of a higher proportion of retirement products of several mutual fund families will tend to result in higher revenue generation due to our ability to earn custodial fees on these accounts; and

•
sales of a higher proportion of managed accounts products will generally extend the length of time over which revenues can be earned because we are entitled to revenues based on assets under management for these accounts.

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties. NBLIC, our New York life insurance subsidiary, also underwrites a mail-order student life policy and a short-term disability benefit policy, neither of which is distributed by our sales force, and has in-force policies from several discontinued lines of insurance.
The Corporate and Other Distributed Products segment is affected by corporate income and expenses not allocated to our other segments, net investment income (other than net investment income allocated to our Term Life Insurance segment), general and administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), management equity awards, equity awards granted to our sales force leaders at the time of our IPO, interest expense on the Citi note and realized gains and losses on our invested asset portfolio.

Critical Accounting Estimates
We prepare our financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 to our consolidated and combined financial statements. The most significant items on the balance sheet are based on fair value determinations, accounting estimates and actuarial determinations which are susceptible to changes in future periods and which affect our results of operations and financial position.
The estimates that we deem to be most critical to an understanding of our results of operations and financial position are those related to the valuation of investments, reinsurance, DAC, future policy benefit reserves, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Subsequent experience or use of other assumptions could produce significantly different results.
Invested Assets
We hold primarily fixed-maturity securities, including bonds and redeemable preferred stocks, and equity securities, including common and non-redeemable preferred stock. We have classified these invested assets as available-for-sale, except for the securities of our U.S. broker-dealer subsidiary, which we have classified as trading securities. All of these securities are carried at fair value.
Fair value. Fair value is the price that would be received upon the sale of an asset in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We classify and disclose all invested assets carried at fair value in one of the following three categories:

•	Level 1. Quoted prices for identical instruments in active markets;

•
Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3. Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
As of each reporting period, we classify all invested assets in their entirety based on the lowest level of input that is significant to the fair value measurement. Significant levels of estimation and judgment are required to determine the fair value of certain of our investments. The factors influencing these estimations and judgments are subject to change in subsequent reporting periods. The fair value and hierarchy classifications of our invested asset portfolio were as follows:

	December 31, 2011
	Fair value	% of total
	(Dollars in thousands)
Level 1 invested assets	$18,325	*
Level 2 invested assets	1,970,246	99%
Level 3 invested assets	6,937	*
Total invested assets	$1,995,508	100%
____________________
* Less than 1%
In assessing the fair value of our investments, we use a third-party pricing service for approximately 94% of our securities. The remaining securities are primarily private securities valued using models based on observable inputs on public corporate spreads having similar tenors (e.g., sector, average life and quality rating) and liquidity and yield based on quality rating, average life and treasury yields. All data inputs come from observable data corroborated by independent third-party sources. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification.
We perform internal reasonableness assessments on fair value determinations within our portfolio throughout the month and at month-end, including pricing variance analyses and comparisons to alternative pricing sources and benchmark returns. If a fair value appears unusual relative to these assessments, we will re-examine the inputs and may challenge a fair value assessment made by the pricing service. If there is a known pricing error, we will request a reassessment by the pricing service. If the pricing service is unable to perform the reassessment on a timely basis, we will determine the appropriate price by requesting a reassessment from an alternative pricing service or other qualified source as necessary. We do not adjust quotes or prices except in a rare circumstance to resolve a known error.
For additional information, see Notes 1, 3 and 4 to our consolidated and combined financial statements.
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
Other categories of fixed-income securities that are in an unrealized loss position are also reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include:

•	actions taken by rating agencies;

•	default by the issuer;

•	the significance of the decline;

•	the intent to sell and the ability to hold the investment until recovery of the amortized cost basis, as noted above;

•	the time period during which the decline has occurred;

•	an economic analysis of the issuer;

•	the financial strength, liquidity, and recoverability of the issuer; and

•	an analysis of the underlying collateral.
Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures that are considered.
The other-than-temporary impairment analysis that we perform on our equity securities primarily focuses on the severity of the unrealized loss as well as the length of time the security’s fair value has been below amortized cost. The other-than-temporary impairments that we recognized in realized investment gains as a charge to earnings were as follows:

Year ended
December 31, 2011
(In thousands )
Other-than-temporary impairments	$(2,015)
Realized investment gains, including other-than-temporary impairments	6,440
For additional information, see Notes 1 and 3 to our consolidated and combined financial statements.
Reinsurance
We use reinsurance extensively. We determine if a contract provides indemnification against loss or liability in relation to the amount of insurance risk to which the reinsurer is subject. We review all contractual terms, particularly those that may limit the amount of insurance risk to which the reinsurer is subject that may delay the timely reimbursement of claims. If we determine that the possibility of a significant loss from insurance risk will occur only under remote circumstances, we record the contract under the deposit method of accounting with the net amount receivable reflected in other assets on our consolidated and combined balance sheets. The reinsurance contracts in effect at December 31, 2011, including the Citi reinsurance agreements, meet U.S. GAAP risk transfer provisions, except as noted below. Ceded policy reserves and claims liabilities relating to insurance ceded under these contracts are shown as due from reinsurers in our balance sheets. We believe that one of the Citi reinsurance transactions (a 10% YRT transaction with an experience refund provision) will have limited transfer of insurance risk and that there will be only a remote chance of loss under the contract. As such, we have accounted for this agreement under the deposit method of accounting.
Ceded premiums are treated as a reduction of direct premiums and are recognized when due to the assuming company. Ceded claims are treated as a reduction of direct benefits and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as a reduction of benefits and are recognized during the applicable financial reporting period. Under YRT arrangements, we determine the ceded reserve by recognizing the cost of reinsurance as a level percentage of the direct premium collected. The expected reinsurance cost is the expected reinsurance premium paid less expected reinsurance claims received. We determine ceded future policy benefit reserves for coinsurance in the same manner as direct policy reserves.
We calculate claim liabilities and policy benefits consistently for all policies, regardless of whether or not the policy is reinsured. Once the direct claim liabilities are estimated, we estimate the amounts attributable to the reinsurers. Liabilities for unpaid reinsurance claims are produced from claims and reinsurance system records, which contain the relevant terms of the individual reinsurance contracts. We monitor claims due from reinsurers to ensure that balances are settled on a timely basis. We review incurred but not reported claims to ensure that appropriate amounts are ceded. We analyze and monitor the creditworthiness of each of our reinsurers to minimize collection issues.
For additional information on reinsurance, see Notes 1 and 5 to our consolidated and combined financial statements.
Deferred Policy Acquisition Costs
We defer the costs of acquiring new business to the extent that they vary with, and are primarily related to, the acquisition of such new business. These costs mainly include commissions and policy issue expenses. The recovery of such costs is dependent on the future profitability of the related policies, which, in turn, is dependent principally upon mortality, persistency, the expense of administering the business and investment returns, as well as upon certain economic variables, such as inflation. DAC is subject to recoverability testing on an annual basis or when circumstances indicate that recoverability is uncertain. We make certain assumptions regarding persistency, expenses, interest rates and claims. The assumptions for these types of products may not be modified, or unlocked, unless recoverability testing deems them to be inadequate. We update assumptions for new business to reflect the most recent experience.
Deferrable term life insurance policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to premium income. If actual lapses or withdrawals are different from pricing assumptions for a particular period, DAC amortization will be affected. If the number of policies that lapse are 1% higher than the number of policies that we expected to lapse in our pricing assumptions, approximately 1% more of the existing DAC balance will be amortized, which would have been equal to approximately $9.3 million as of December 31, 2011 (assuming such lapses were distributed proportionately among policies of all durations). We believe that a lapse rate in the number of policies that is 1% higher than the rate assumed in our pricing assumptions is a reasonably possible variation. Higher lapses in the early durations would have a greater effect on DAC amortization since the DAC balances are higher at the earlier durations. Differences in actual mortality rates compared to our pricing assumptions will not have a material effect on DAC amortization. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or mortality could result in a material increase or decrease of DAC amortization in a particular period.
Deferrable acquisition costs for Canadian segregated funds are amortized over the life of the policies in relation to historical and future estimated gross profits before amortization. The gross profits and resulting DAC amortization will vary with actual fund returns, redemptions and expenses.
In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 creates a more limited definition than the current guidance, which defines DAC as those costs that vary with, and primarily relate to, the acquisition of insurance contracts. Under the revised definition, deferred acquisition costs include incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. All other acquisition-related costs, including unsuccessful acquisition and renewal efforts, will be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and will be charged to expense as incurred. The update allows either prospective or retrospective adoption and is required to be adopted for our fiscal year beginning January 1, 2012.
We plan to retrospectively adopt ASU 2010-26. We are still evaluating the full impact of implementing this guidance. However, we currently estimate that adoption will reduce our DAC balance by approximately 13% to 15% or in the range of $140 million to $160 million as of December 31, 2011. In connection with the Citi reinsurance transactions, we ceded approximately $2.1 billion of our DAC balances in March of 2010. As a result of our retrospective adoption, DAC amortization will be lower in periods following the Citi reinsurance transactions. As we rebuild our base of life policies issued subsequent to the Citi reinsurance transactions, the concurrent increase in non-deferred acquisition expenses likely will exceed the reduction in DAC amortization, thereby resulting in a net increase in total benefits and expenses.
For additional information on DAC, see Notes 1 and 6 to our consolidated and combined financial statements.
Future Policy Benefits
We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial assumptions and in accordance with industry practice and U.S. GAAP. Liabilities for future policy benefits on our term life insurance products have been computed using a net level method, including assumptions as to investment yields, mortality, persistency, and other assumptions based on our experience. Many factors can affect these reserves, including mortality trends, investment yields and persistency. Similar to the DAC discussion above, we cannot modify the assumptions used to establish reserves during the policy term unless recoverability testing deems them to be inadequate. Therefore, the reserves we establish are based on estimates, assumptions and our analysis of historical experience. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. If actual lapses are different from pricing assumptions for a particular period, the change in the future policy benefits, which is reflected in benefits and claims in our statements of income, will be affected.
If the number of policies that lapse are 1% higher than the number of policies that we expected to lapse in our pricing assumptions, approximately 1% more of the future policy benefit reserves will be released, which would have been equal to approximately $43.9 million as of December 31, 2011 (assuming such lapses were distributed proportionately among policies of all durations). The future policy benefit reserves released from the additional lapses would have been offset by the release of the corresponding reinsurance reserves of approximately $36.0 million as of December 31, 2011. Higher lapses in later durations would have a greater effect on the release of future policy benefit reserves since the future policy benefit reserves are higher at the later durations. Differences in actual mortality rates compared to our pricing assumptions will not have a material effect on future policy benefit reserves. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.
For additional information on future policy benefits, see Notes 1 and 9 to our consolidated and combined financial statements.
Income Taxes
We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (ii) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not applicable to the periods in which we expect the temporary difference will reverse.
For additional information on income taxes, see Notes 1 and 11 to our consolidated and combined financial statements.

Results of Operations
Revenues. Our revenues consist of the following:

•	Net premiums. Reflects direct premiums payable by our policyholders on our in-force insurance policies, primarily term life insurance, net of reinsurance premiums that we pay to reinsurers.

•
Net investment income. Represents income, net of investment-related expenses, generated by our invested asset portfolio, which consists primarily of interest income earned on fixed-maturity investments. Investment income earned on assets supporting our statutory reserves and targeted capital is allocated to our Term Life Insurance segment, with the balance included in our Corporate and Other Distributed Products segment.

•
Commissions and fees. Consists primarily of dealer re-allowances earned on the sales of investment and savings products, trail commissions and management fees based on the asset values of client accounts, marketing and support fees from product originators, custodial fees for services rendered in our capacity as nominee on client retirement accounts funded by mutual funds on our servicing platform, recordkeeping fees for mutual funds on our servicing platform and fees associated with the sale of other distributed products.

•
Realized investment gains (losses), including other-than-temporary impairments (“OTTI”). Reflects the difference between amortized cost and amounts realized on the sale of invested assets, as well as OTTI charges.

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
2011 Compared to 2010
Primerica, Inc. and Subsidiaries Results. Our actual results of operations for the years ended December 31, 2011 and 2010 and our pro forma results of operations for the year ended December 31, 2010 were as follows:

			Actual 2011 v.			Actual 2011 v.
	Actual		Actual 2010 Change		Pro forma	Pro forma 2010 Change
	2011	2010	$	%	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,229,467	$2,181,074	$48,393	2%	$2,181,074	$48,393	2%
Ceded premiums	(1,703,075)	(1,450,367)	(252,708)	17%	(1,746,695)	43,620	(2)%
Net premiums	526,392	730,707	(204,315)	(28)%	434,379	92,013	21%
Commissions and fees	412,979	382,940	30,039	8%	382,940	30,039	8%
Net investment income	108,601	165,111	(56,510)	(34)%	110,376	(1,775)	(2)%
Realized investment gains, including OTTI	6,440	34,145	(27,705)	(81)%	34,145	(27,705)	(81)%
Other, net	48,681	48,960	(279)	*	48,960	(279)	*
Total revenues	1,103,093	1,361,863	(258,770)	(19)%	1,010,800	92,293	9%
Benefits and expenses:
Benefits and claims	242,696	317,703	(75,007)	(24)%	189,499	53,197	28%
Amortization of DAC	119,348	168,035	(48,687)	(29)%	96,646	22,702	23%
Sales commissions	191,306	179,924	11,382	6%	179,924	11,382	6%
Insurance expenses	61,109	75,503	(14,394)	(19)%	49,420	11,689	24%
Insurance commissions	19,297	19,904	(607)	(3)%	18,235	1,062	6%
Interest expense	27,968	20,872	7,096	34%	27,809	159	*
Other operating expenses	165,525	180,779	(15,254)	(8)%	183,855	(18,330)	(10)%
Total benefits and expenses	827,249	962,720	(135,471)	(14)%	745,388	81,861	11%
Income before income taxes	275,844	399,143	(123,299)	(31)%	265,412	10,432	4%
Income taxes	97,568	141,365	(43,797)	(31)%	94,002	3,566	4%
Net income	$178,276	$257,778	$(79,502)	(31)%	$171,410	$6,866	4%
____________________
* Less than 1%

We entered into the Citi reinsurance and reorganization transactions during March and April of 2010. As such, actual results for the year ended December 31, 2010 include three months of operations prior to the Citi reinsurance and reorganization transactions. Actual results for the year ended December 31, 2010 also include income attributable to the underlying policies that were reinsured to Citi on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances transferred to the Citi reinsurers and a portion of the distributions to Citi made as part of our corporate reorganization. Due to the April 2010 issuance of the Citi note, interest expense only reflects nine months of interest expense in 2010. The Citi reinsurance transaction impacted the Term Life Insurance segment, while the reorganization transactions impacted both the Term Life Insurance and Corporate and Other Distributed Products segments, with the larger impact on the latter segment. The pro forma results presented above give effect to the Citi reinsurance and reorganization transactions, which are described more fully in Notes 2 and 3 to our pro forma statement of income included in "Results of Operations – 2010 Compared to 2009 – Primerica, Inc. and Subsidiaries Pro Forma Results." We believe that the 2010 pro forma results provide additional meaningful information necessary to evaluate our results of operations.
Total revenues. Total revenues declined in 2011 primarily as a result of the Transactions. Excluding approximately $351.1 million of revenues in 2010 that would have been recognized by Citi had the Transactions been effected on January 1, 2010, total revenues would have increased approximately $92.3 million, or 9%, compared with pro forma basis 2010. This increase primarily reflects incremental premiums on New Term policies issued subsequent to the Citi reinsurance transactions ("New Term") and an increase in commissions and fees, largely driven by increased sales of variable annuities in our Investment and Savings Product segment. The increase in total revenues relative to pro forma basis 2010 was partially offset by the decline in realized investment gains relative to 2010. Realized investment gains in 2010 were largely driven by sales of invested assets in anticipation of our corporate reorganization.
Total benefits and expenses. Total benefits and expenses were lower primarily as a result of the Transactions. Excluding approximately $217.3 million of benefits and expenses in 2010 that would have been recognized by Citi had the Transactions been effected on January 1, 2010, total benefits and expenses would have increased approximately $81.9 million, or 11%, compared with pro forma basis 2010. The increase in total benefits and expenses was primarily a result of the growth in our Term Life and Investment and Savings Products businesses and higher overall operating expenses, including the build out of incremental functions, processes and expenses associated with becoming a public company. The increase in benefits and claims and amortization of DAC, after giving effect to the Transactions, was largely a result of the continued growth in our Term Life business following the Citi reinsurance transactions. Sales commissions were higher consistent with the increase in commission and fee revenue noted in total revenues above. Insurance expenses and other operating expenses increased primarily as a result of initiatives announced at our 2011 convention, higher premium taxes, lower expense allowances due to continued run-off in the block of business ceded to Citi and build out of our expenses post-IPO.
Income taxes. Our effective income tax rate was 35.4% in both 2011 and 2010.
For additional information on the effect of the Transactions as well as the significant drivers of revenues and expenses, see the segment results discussions below.

Term Life Insurance Segment. Our actual results for the Term Life Insurance segment for the years ended December 31, 2011 and 2010 and our pro forma results of operations for the year ended December 31, 2010 were as follows:

			Actual 2011 v.			Actual 2011 v.
	Actual		Actual 2010 Change		Pro forma	Pro forma 2010 Change
	2011	2010	$	%	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,149,594	$2,100,709	$48,885	2%	$2,100,709	$48,885	2%
Ceded premiums	(1,688,953)	(1,436,041)	(252,912)	18%	(1,732,369)	43,416	(3)%
Net premiums	460,641	664,668	(204,027)	(31)%	368,340	92,301	25%
Allocated net investment income	62,688	110,633	(47,945)	(43)%	62,294	394	*
Other, net	31,666	33,267	(1,601)	(5)%	33,267	(1,601)	(5)%
Total revenues	554,995	808,568	(253,573)	(31)%	463,901	91,094	20%
Benefits and expenses:
Benefits and claims	197,159	277,653	(80,494)	(29)%	149,449	47,710	32%
Amortization of DAC	103,553	156,312	(52,759)	(34)%	84,923	18,630	22%
Insurance expenses	47,088	63,885	(16,797)	(26)%	37,802	9,286	25%
Insurance commissions	1,118	3,177	(2,059)	(65)%	1,508	(390)	(26)%
Interest expense	11,468	8,497	2,971	35%	11,309	159	1%
Total benefits and expenses	360,386	509,524	(149,138)	(29)%	284,991	75,395	26%
Income before income taxes	$194,609	$299,044	$(104,435)	(35)%	$178,910	$15,699	9%
____________________
* Less than 1%
We entered into the Citi reinsurance and reorganization transactions during March and April of 2010. As such, results for the year ended December 31, 2010 include three months of operations prior to the Citi reinsurance and reorganization transactions. Results for the year ended December 31, 2010also include income attributable to the underlying policies that were reinsured to Citi on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances transferred to the Citi reinsurers and a portion of the distributions to Citi made as part of our corporate reorganization. From a statement of income perspective, these transactions impacted ceded premiums, net premiums, allocated net investment income, benefits and claims, amortization of DAC, insurance commissions, insurance expenses and interest expense. The 2010 Term Life Insurance segment pro forma results presented above give effect to the Citi reinsurance and reorganization transactions, which are described more fully in Notes 2 and 3 to our pro forma statement of income included in "Results of Operations – 2010 Compared to 2009 – Primerica, Inc. and Subsidiaries Pro Forma Results." We believe that the 2010 pro forma segment results provide additional meaningful information necessary to evaluate the results of operations for this segment.
Direct premiums. Direct premiums increased in 2011 primarily as a result of growth in New Term business and premium increases for policies reaching the end of their initial level premium period. The growth in direct premiums was consistent with the growth in face amount in force.
Ceded premiums. The increase in ceded premiums primarily reflects the impact of the Citi reinsurance transactions and the net impact of the ceded premium recoveries discussed in Note 5 to our consolidated and combined financial statements. Adjusting for approximately $296.3 million of additional premiums that would have been ceded to Citi in 2010 had the Citi reinsurance transactions been effected on January 1, 2010, ceded premium would have decreased approximately $43.4 million, or 3%, reflecting continued run-off of the business ceded to Citi, partially offset by age-based increases in YRT reinsurance premiums.
Net premiums. The decline in net premiums primarily reflects the impact on ceded premium of the Citi reinsurance transactions and the net impact of the ceded premium recoveries discussed in ceded premiums above. Excluding the premiums that would have been ceded to Citi in 2010 had the transactions been effected on January 1, 2010, net premiums would have increased approximately $92.3 million, or 25%, reflecting New Term premium growth.

Allocated net investment income. The decrease in allocated net investment income was largely attributable to the Citi reinsurance and reorganization transactions. Excluding approximately $48.3 million of income earned in 2010 on assets that were transferred to Citi in connection with the reinsurance and reorganization transactions, allocated net investment income would have increased approximately $394,000, primarily reflecting a higher allocation as a result of the growth in New Term, substantially offset by the effect of lower asset returns in 2011.
Benefits and claims. The decrease in benefits and claims was largely attributable to the Citi reinsurance and reorganization transactions. Excluding approximately $128.2 million of expenses that would have been recognized by the Citi reinsurers in 2010 had the Citi reinsurance transactions been effected on January 1, 2010, benefits and claims would have increased approximately $47.7 million, or 32%, reflecting growth in the business and a charge of approximately $4 million to record cumulative potential claims related to cross-checking public death records to identify deceased policyholders for whom claims have not been filed and of which we were unaware. Excluding the impact of this charge, the growth in benefits and claims outpaced net premium growth primarily as a result of slightly higher mortality experience.
Amortization of DAC. The decrease in amortization of DAC was largely attributable to the Citi reinsurance and reorganization transactions. Excluding approximately $71.4 million of DAC amortization that would have been recognized by the Citi reinsurers in 2010 had the Citi reinsurance transactions been effected on January 1, 2010, DAC amortization would have increased approximately $18.6 million, or 22%. The growth in DAC amortization was lower than the growth in net premiums primarily due to the inclusion of a DAC adjustment of approximately $2.2 million in the first quarter of 2011 largely related to in-force business ceded to the Citi reinsurers.
Insurance expenses. Insurance expenses decreased largely as a result of the Citi reinsurance transactions. Excluding approximately $26.1 million of expense allowances that would have been recognized in 2010 had the transactions been effected on January 1, 2010, insurance expenses would have increased approximately $9.3 million, or 25%. This increase in insurance expenses largely reflects the impact of premium-related taxes, licenses and fees growth, expense allowance run-off in the block of business ceded to Citi, expenses associated with convention initiatives, including the $50 IBA fee promotion and the write-off of medical testing materials, and build out of management compensation and benefits expense post-IPO. These items were partially offset by the 2011 release of management incentive compensation accruals for compensation earned in 2010 but paid in 2011 at a lower rate than had been anticipated.
Product sales and face amount in force. We issued 237,535 new life insurance policies in 2011, compared with 223,514 new policies in 2010, primarily as a result of recruiting growth following our 2011 convention and strong demand for our TermNow product.
The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,		Change
	2011	2010	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$656,791	$650,195	$6,596	1%
Issued face amount	73,146	74,401	(1,256)	(2)%
Terminations	(66,951)	(70,964)	4,012	(6)%
Foreign currency	1,970	3,158	(1,188)	(38)%
Face amount in force, end of period (1)	$664,955	$656,791	$8,164	1%
____________________

(1)	Totals may not add due to rounding.
Issued face amount declined slightly in 2011 reflecting lower average face amounts, primarily as a result of the introduction of TermNow in June 2011. The impact on issued face amount of lower average size was partially offset by the increase in policy sales. The decrease in terminations resulted from persistency that, while remaining below historical norms, has continued to improve.

Investment and Savings Product Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2011 and 2010 were as follows:

			Actual 2011 v.
	Actual		Actual 2010 Change
	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$170,362	$142,606	$27,756	19%
Asset-based revenues	173,059	167,473	5,586	3%
Account-based revenues	41,997	41,690	307	*
Other, net	11,285	10,038	1,247	12%
Total revenues	396,703	361,807	34,896	10%
Expenses:
Amortization of DAC	12,482	9,330	3,152	34%
Insurance commissions	8,851	7,854	997	13%
Sales commissions:
Sales-based	118,344	100,993	17,351	17%
Asset-based	57,901	58,129	(228)	*
Other operating expenses	82,049	71,971	10,078	14%
Total expenses	279,627	248,277	31,350	13%
Income before income taxes	$117,076	$113,530	$3,546	3%
____________________
* Less than 1%
The Citi reinsurance and reorganization transactions had no impact on the Investment and Savings Products segment.
Supplemental information on the underlying metrics that drove results follows.

	Year ended December 31,		Change
	2011	2010	$	%
	(Dollars in millions and accounts in thousands)
Product sales:
Retail mutual funds	$2,230	$2,141	$89	4%
Annuities and other	1,674	1,169	505	43%
Total sales-based revenue generating product sales (1)	3,904	3,310	594	18%
Segregated funds	332	314	19	6%
Managed accounts	29	—	29	*
Total product sales (1)	$4,265	$3,624	$641	18%
Average client asset values:
Retail mutual funds	$24,105	$22,614	$1,491	7%
Annuities and other	8,276	7,095	1,181	17%
Segregated funds	2,489	2,199	290	13%
Total average asset values in client accounts (1)	$34,870	$31,908	$2,962	9%
Average number of fee-generating accounts:
Recordkeeping accounts	2,627	2,728	(101)	(4)%
Custodial accounts	1,956	1,990	(34)	(2)%
____________________
* Not meaningful
(1) Totals may not add due to rounding.
Commissions and fees. Commissions and fees increased primarily as a result of economic and market trends and client demand. The increase in sales-based revenues reflect the impact of internal exchanges for the variable annuity products we offer. These internal exchanges were primarily driven by client redemptions of older variable annuity contracts to purchase the current Prime Elite IV variable annuity, which offers an attractive guaranteed income living benefit. Asset-based revenues were driven by higher average asset values during 2011 even though end-of-period asset values were slightly lower than 2010. Account-based revenues were relatively flat compared with 2010 as the impact of a 2011 recordkeeping fee structure change on certain accounts, which had no net effect on income before income taxes, was largely offset by a decline in the number of accounts for which we provide record-keeping services.
Amortization of DAC. The increase in the rate of DAC amortization was primarily driven by the impact of lower investment returns on our Canadian segregated funds products. Growth in account values also led to higher DAC amortization.
Sales commissions. The increase in sales-based commissions was primarily driven by the increases in commissions and fees noted above. Sales-based commission expense lagged the growth in sales-based commission and fees revenue largely as a result of internal exchanges for variable annuities. While the commissions that we receive and then pay to our sales representatives for internal exchange transactions are proportionately lower than those paid for a new sale, sales-related marketing and support fees from internal exchanges are received in full with no associated impact on sales commissions expense.
Other operating expenses. Other operating expenses increased primarily as a result of growth in the business, expenses related to new product introductions, various government relations efforts and the recordkeeping fee structure change noted above in Commissions and fees. The impact of these items was partially offset by the 2011 release of management incentive compensation accruals earned in 2010 but paid in 2011 at a lower rate than had been anticipated.
Product sales. Investment and savings products sales were higher in 2011 largely reflecting the impact of internal exchanges of variable annuities.
Asset values in client accounts. Changes in asset values in client accounts were as follows:

	Year ended December 31,		Change
	2011	2010	$	%
	(Dollars in millions)
Asset values, beginning of period	$34,869	$31,303	$3,566	11%
Inflows	4,265	3,624	641	18%
Redemptions	(4,275)	(3,691)	(584)	16%
Change in market value, net and other	(1,195)	3,633	(4,828)	*
Asset values, end of period (1)	$33,664	$34,869	$(1,205)	(3)%
____________________
* Not meaningful

(1)	Totals may not add due to rounding.
The assets in our clients’ accounts are invested in diversified funds composed mainly of U.S. and Canadian equity and fixed-income securities. Inflows increased consistent with the increase in sales volume. The amount of redemptions also increased reflecting the increase in average assets under management, while actual redemption rates were relatively level as a percent of average assets under management for both 2011 and 2010. The market return on assets under management in 2011 and 2010 reflects general market value trends. A large portion of the revenues in our Investment and Savings Products segment are derived from commission and fee revenues that are based on the asset values in clients’ accounts. While asset values at the end of 2011 declined relative to 2010, we have seen an increase in our asset-based commission and fee revenues and expenses largely as a result of the increase in average client asset values noted previously.

Corporate and Other Distributed Products Segment. Our actual results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2011 and 2010 and our pro forma results of operations for the year ended December 31, 2010, were as follows:

			Actual 2011 v.			Actual 2011 v.
	Actual		Actual 2010 Change		Pro forma	Pro forma 2010 Change
	2011	2010	$	%	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$79,873	$80,365	$(492)	*	$80,365	$(492)	*
Ceded premiums	(14,122)	(14,325)	203	(1)%	(14,325)	203	(1)%
Net premiums	65,751	66,040	(289)	*	66,040	(289)	*
Commissions and fees	27,560	31,172	(3,612)	(12)%	31,172	(3,612)	(12)%
Allocated net investment income	45,914	54,477	(8,563)	(16)%	48,081	(2,167)	(5)%
Realized investment gains, including OTTI	6,440	34,146	(27,706)	(81)%	34,146	(27,706)	(81)%
Other, net	5,730	5,653	77	1%	5,653	77	1%
Total revenues	151,395	191,488	(40,093)	(21)%	185,092	(33,697)	(18)%
Benefits and expenses:
Benefits and claims	45,537	40,052	5,485	14%	40,052	5,485	14%
Amortization of DAC	3,313	2,392	921	39%	2,392	921	39%
Sales commissions	15,061	20,800	(5,739)	(28)%	20,800	(5,739)	(28)%
Insurance expenses	14,020	11,615	2,405	21%	11,615	2,405	21%
Insurance commissions	9,329	8,875	454	5%	8,875	454	5%
Interest expense	16,500	12,375	4,125	33%	16,500	—	—%
Other operating expenses	83,476	108,810	(25,334)	(23)%	111,886	(28,410)	(25)%
Total benefits and expenses	187,236	204,919	(17,683)	(9)%	212,120	(24,884)	(12)%
Loss before income taxes	$(35,841)	$(13,431)	$(22,410)	167%	$(27,028)	$(8,813)	33%
 ____________________
* Less than 1%
We entered into the reorganization transactions during March and April of 2010. As such, actual results for the year ended December 31, 2010 include three months of operations prior to the reorganization transactions. Actual results for the year ended December 31, 2010 include net investment income earned on the invested assets backing the distributions to Citi made as part of our corporate reorganization. Actual interest expense reflects nine months of expense due to the April 2010 issuance of the Citi note. From a statement of income perspective, these transactions impacted net investment income, interest expense and other operating expenses. The 2010 Corporate and Other Distributed Products segment pro forma results presented above give effect to the reorganization transactions, which are described more fully in Note 3 to our pro forma statement of income included in "Results of Operations – 2010 Compared to 2009 – Primerica, Inc. and Subsidiaries Pro Forma Results." We believe that the 2010 pro forma segment results provide additional meaningful information necessary to evaluate the results of operations for this segment.
Total revenues. Total revenues were lower in 2011 largely due to investment gains realized in the first quarter of 2010 in anticipation of our corporate reorganization, lower commissions and fees due to the decline in our lending business and lower allocated net investment income in 2011. Excluding approximately $6.4 million of allocated net investment income that would not have been earned in 2010 had the reorganization transactions been effected on January 1, 2010, allocated net investment income would have decreased approximately $2.2 million, or 5%, primarily as a result of a higher allocation to the Term Life Insurance segment and lower asset returns in 2011. Realized investment gains included $2.0 million of OTTI in 2011, compared with $12.2 million of OTTI in 2010.
Benefits and claims. Benefits and claims were higher due to adverse morbidity experienced in the short-term disability line and adverse claims in various run-off blocks of insurance products, all of which were underwritten by NBLIC, our

New York insurance subsidiary. Benefits and claims were also higher due to the impact of a charge of approximately $1.1 million to record cumulative potential claims related to cross-checking public death records to identify deceased policyholders for whom claims have not been filed and of which we were unaware.
Insurance expenses. Insurance expenses were higher in 2011 primarily as a result of a charge for our estimated share of the liquidation plan for Executive Life Insurance Company of New York, an unaffiliated life insurance company, filed by the NYSDFS.
Interest expense. Interest expense for 2010 reflects only nine months of expense due to the April 1, 2010 issuance date of the Citi note.
Other operating expenses. Other operating expenses were lower in 2011 largely due to the recognition of approximately $22.4 million of expenses associated with our IPO-related equity awards granted in the second quarter of 2010. Excluding the impact of this IPO-related expense, other operating expenses would have declined by $3.0 million, or 3%, primarily reflecting a decline in Citi expense allocations and other 2010 expenses related to our IPO. These items were partially offset by costs associated with various capital initiatives in 2011, charges associated with the discontinuation of our lending business, and a $2.7 million charge for the elimination of print inventories as the materials we produce are now predominantly used for internal consumption.
2010 Compared to 2009
Primerica, Inc. and Subsidiaries Actual Results. We executed the Transactions in March and April of 2010. As such, actual results will not be comparable due to the initial and ongoing effects and recognition of the Citi reinsurance and reorganization transactions. We believe the pro forma results presented in the next section provide meaningful additional information for the evaluation of our financial results. Our statements of income were as follows:

	Year ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,181,074	$2,112,781	$68,293	3%
Ceded premiums	(1,450,367)	(610,754)	(839,613)	137%
Net premiums	730,707	1,502,027	(771,320)	(51)%
Commissions and fees	382,940	335,986	46,954	14%
Net investment income	165,111	351,326	(186,215)	(53)%
Realized investment (losses) gains, including OTTI	34,145	(21,970)	56,115	*
Other, net	48,960	53,032	(4,072)	(8)%
Total revenues	1,361,863	2,220,401	(858,538)	(39)%
Benefits and expenses:
Benefits and claims	317,703	600,273	(282,570)	(47)%
Amortization of DAC	168,035	381,291	(213,256)	(56)%
Sales commissions	179,924	162,756	17,168	11%
Insurance expenses	75,503	148,760	(73,257)	(49)%
Insurance commissions	19,904	34,388	(14,484)	(42)%
Interest expense	20,872	—	20,872	*
Other operating expenses	180,779	132,978	47,801	36%
Total benefits and expenses	962,720	1,460,446	(497,726)	(34)%
Income before income taxes	399,143	759,955	(360,812)	(47)%
Income taxes	141,365	265,366	(124,001)	(47)%
Net income	$257,778	$494,589	$(236,811)	(48)%
____________________
* Not meaningful
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
Total benefits and expenses. The decrease in total benefits and expenses in 2010 primarily reflects lower benefits and claims, lower amortization of DAC and lower insurance expenses largely as a result of the Citi reinsurance agreements. These declines were partially offset by an increase in interest expense as a result of the Citi note and other operating expenses as a result of initial and one-time expenses incurred in connection with the IPO, including equity award expenses. The changes associated with the Citi reinsurance agreements impacted the Term Life Insurance segment, while the changes in interest and other operating expenses primarily impacted the Corporate and Other Distributed Products segment.
Income taxes. Our effective income tax rate was 35.4% in 2010 and 34.9% in 2009.

Primerica, Inc. and Subsidiaries Pro Forma Results. The following pro forma statement of income is intended to provide information about how the Transactions would have affected our financial statements if they had been consummated as of January 1, 2010. Because the Transactions were concluded during 2010, pro forma adjustment to our balance sheet was not necessary as of December 31, 2010. Based on the timing of the Transactions, pro forma adjustments to our statement of income were necessary for the first three months of 2010. The pro forma statement of income does not necessarily reflect the results of operations that would have resulted had the Transactions occurred as of January 1, 2010, nor should it be taken as indicative of our future results of operations. Our unaudited pro forma statement of income for the year ended December 31, 2010 is set forth below.

	Year ended December 31, 2010 Actual (1)	Adjustments for the Citi reinsurance transactions (2)		Adjustments for the reorganization and other concurrent transactions (3)		Year ended December 31, 2010 Pro forma
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$2,181,074	$—		$—		$2,181,074
Ceded premiums	(1,450,367)	(296,328)	(A)	—		(1,746,695)
Net premiums	730,707	(296,328)		—		434,379
Commissions and fees	382,940	—		—		382,940
Net investment income	165,111	(47,566)	(B)	(7,169)	(H)	110,376
Realized investment (losses) gains, including OTTI	34,145	—		—		34,145
Other, net	48,960	—		—		48,960
Total revenues	1,361,863	(343,894)		(7,169)		1,010,800
Benefits and expenses:
Benefits and claims	317,703	(128,204)	(C)	—		189,499
Amortization of DAC	168,035	(71,389)	(D)	—		96,646
Sales commissions	179,924	—		—		179,924
Insurance expenses	75,503	(26,083)	(E)	—		49,420
Insurance commissions	19,904	(1,669)	(E)	—		18,235
Interest expense	20,872	2,812	(F)	4,125	(I)	27,809
Other operating expenses	180,779	—		3,076	(J)	183,855
Total benefits and expenses	962,720	(224,533)		7,201		745,388
Income before income taxes	399,143	(119,361)		(14,370)		265,412
Income taxes	141,365	(42,274)	(G)	(5,089)	(G)	94,002
Net income	$257,778	$(77,087)		$(9,281)		$171,410

Earnings per share:
Basic	$3.43					$2.28
Diluted	$3.40					$2.26
Weighted-average shares:
Basic	72,099					72,099
Diluted	72,882					72,882
See accompanying notes to the pro forma statement of income.
Notes to the Pro Forma Statement of Income – Unaudited
(1) The actual statement of income included income attributable to the underlying policies that were reinsured to Citi on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances and the distributions to Citi made as part of our corporate reorganization.
(2) Adjustments for the Citi reinsurance transactions.
Concurrent with the reorganization of our business and prior to completion of the IPO, we formed a new subsidiary, Prime Re, and we made an initial capital contribution to it. We also entered into a series of coinsurance agreements with Prime Re and with other Citi subsidiaries. Under these agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at December 31, 2009. Concurrent with signing these agreements, we transferred the corresponding account balances in respect of the coinsured policies along with the assets to support the statutory liabilities assumed by Prime Re and the other Citi subsidiaries.
We believe that three of the Citi coinsurance agreements, which we refer to as the risk transfer agreements, satisfy U.S. GAAP risk transfer rules. Under the risk transfer agreements, we ceded between 80% and 90% of our term life future policy benefit reserves, and we transferred a corresponding amount of invested assets to the Citi reinsurers. These transactions did not and will not impact our future policy benefit reserves, and we recorded an asset for the same amount of risk transferred in due from reinsurers. We also reduced deferred acquisition costs by between 80% and 90%, which will reduce future amortization expenses. In addition, we will transfer between 80% and 90% of all future premiums and benefits and claims associated with these policies to the corresponding reinsurance entities. We will receive ongoing ceding allowances as a reduction to insurance expenses to cover policy and claims administration expenses under each of these reinsurance contracts. One coinsurance agreement, which we refer to as the deposit agreement, relates to a 10% reinsurance transaction that includes an experience refund provision and does not satisfy U.S. GAAP risk transfer rules. We account for this contract under the deposit method. Under deposit method accounting, the amount we pay to the reinsurer will be treated as a deposit and is reported on the balance sheet as an asset in other assets. The Citi coinsurance agreements did not generate any deferred gain or loss upon their execution because these transactions were part of a business reorganization among entities under common control. The net impact of these transactions was reflected as an increase in paid-in capital. Prior to the completion of the IPO, we effected a reorganization in which we transferred all of the issued and outstanding capital stock of Prime Re to Citi. Each of the assets and liabilities, including the invested assets and the distribution of Prime Re, was transferred at book value with no gain or loss recorded on our income statement.
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
(J) Reflects expense associated with equity awards granted on April 1, 2010 in connection with the IPO. The $3.1 million expense reflects one quarter of vesting related to management awards that continue to vest over three years. These expenses are reflected in actual results for periods following the IPO.
For more detailed commentary on the drivers of our revenues and expenses, see the discussion of results of operations by segment below.

Term Life Insurance Segment Actual Results. We entered into the Citi reinsurance and reorganization transactions, which are described more fully in Notes 2 and 3 to our pro forma statement of income above, during March and April of 2010. As such, actual results for the year ended December 31, 2010 include approximately three months of operations that do not reflect the Citi reinsurance and reorganization transactions, and actual results for the year ended December 31, 2009 do not reflect the effects of the Citi reinsurance and reorganization transactions. Term Life Insurance segment actual results were as follows:

	Year ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,100,709	$2,030,988	$69,721	3%
Ceded premiums	(1,436,041)	(596,791)	(839,250)	141%
Net premiums	664,668	1,434,197	(769,529)	(54)%
Allocated net investment income	110,633	274,212	(163,579)	(60)%
Other, net	33,267	33,656	(389)	(1)%
Total revenues	808,568	1,742,065	(933,497)	(54)%
Benefits and expenses:
Benefits and claims	277,653	559,038	(281,385)	(50)%
Amortization of DAC	156,312	371,663	(215,351)	(58)%
Insurance commissions	3,177	17,614	(14,437)	(82)%
Insurance expenses	63,885	134,738	(70,853)	(53)%
Interest expense	8,497	—	8,497	*
Total benefits and expenses	509,524	1,083,053	(573,529)	(53)%
Income before income taxes	$299,044	$659,012	$(359,968)	(55)%
____________________
* Not meaningful
We believe that the pro forma results presented below provide meaningful additional information necessary to evaluate our segment financial results.
Term Life Insurance Segment Pro Forma Results. Term Life Insurance segment pro forma results give effect to the Citi reinsurance and reorganization transactions, which are described more fully in Notes 2 and 3 to our pro forma statement of income. On a pro forma basis, Term Life Insurance segment results were as follows:

	Year ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,100,709	$2,030,988	$69,721	3%
Ceded premiums	(1,732,369)	(1,680,827)	(51,542)	3%
Net premiums	368,340	350,161	18,179	5%
Allocated net investment income	62,294	68,303	(6,009)	(9)%
Other, net	33,267	33,656	(389)	(1)%
Total revenues	463,901	452,120	11,781	3%
Benefits and expenses:
Benefits and claims	149,449	135,052	14,397	11%
Amortization of DAC	84,923	91,932	(7,009)	(8)%
Insurance commissions	1,508	12,091	(10,583)	(88)%
Insurance expenses	37,802	38,123	(321)	*
Interest expense	11,309	10,993	316	3%
Total benefits and expenses	284,991	288,191	(3,200)	(1)%
Income before income taxes	$178,910	$163,929	$14,981	9%
____________________
* Less than 1%
Direct premiums for 2010 increased mainly due to improved persistency, a stronger Canadian dollar and premium increases for policies reaching the end of their initial level premium period, partially offset by the decline in the sales volume. Ceded premiums, which are highly influenced by the business reinsured with Citi, grew consistent with direct premiums.
Additionally, in 2010, we reduced ceded premiums by approximately $13.1 million related to agreements obtained with certain reinsurers to recover ceded premiums for post-issue underwriting class upgrades. The most common reason for such an upgrade occurs when someone who was originally issued a term life policy as a tobacco user subsequently quits using tobacco. Historically, we have reduced policyholder premiums for such upgrades, but have not reduced ceded premiums to reflect the new underwriting class. We were uncertain of our ability to recover past ceded premiums, but in the fourth quarter of 2010, we approached our reinsurers and reached agreements to recover certain of these past ceded premiums. The $13.1 million of recoveries recognized in 2010 reflects the agreements signed in the fourth quarter of 2010. We recovered $18.8 million of past ceded premiums, which included $5.7 million of recoveries passed on to the Citi reinsurers in accordance with the terms of the associated reinsurance agreements. We received approximately $8.7 million of additional recoveries in the first quarter of 2011 for the remaining agreements which were signed in January 2011.
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
Insurance expenses were relatively flat primarily reflecting the offsetting effects of a decline in compensation-related items in 2010; payments made in 2009 for contract buyouts associated with our canceled convention; and an increase in taxes, licenses and fees expense in 2010. The increase in taxes, licenses and fees in 2010 was primarily driven by accruals recognized in the fourth quarter as a result of recognizing these items on the accrual basis of accounting.
The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,		Change
	2010	2009	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$650,195	$633,467	$16,728	3%
Issued face amount	74,401	80,497	(6,096)	(8)%
Terminations	(70,964)	(74,642)	3,678	(5)%
Foreign currency	3,158	10,873	(7,715)	(71)%
Face amount in force, end of period (1)	$656,791	$650,195	$6,596	1%
____________________
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

Investments and Savings Products Segment Actual Results. The Transactions had no impact on the Investments and Savings Products segment. On an actual basis, Investments and Savings Products segment results were as follows:

	Year ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$142,606	$118,798	$23,808	20%
Asset-based revenues	167,473	127,581	39,892	31%
Account-based revenues	41,690	43,247	(1,557)	(4)%
Other, net	10,038	10,514	(476)	(5)%
Total revenues	361,807	300,140	61,667	21%
Expenses:
Amortization of DAC	9,330	7,254	2,076	29%
Insurance commissions	7,854	6,831	1,023	15%
Sales commissions:
Sales-based	100,993	86,912	14,081	16%
Asset-based	58,129	42,003	16,126	38%
Other operating expenses	71,971	63,736	8,235	13%
Total expenses	248,277	206,736	41,541	20%
Income before income taxes	$113,530	$93,404	$20,126	22%
Supplemental information on the underlying metrics that drove results was as follows:

	Year ended December 31,		Change
	2010	2009	$	%
	(Dollars in millions and accounts in thousands)
Revenue Metric:
Product sales	$3,623.6	$3,006.6	$617.0	21%
Average of aggregate client account values	$31,908	$26,845	$5,063	19%
Average number of fee-generating accounts	2,728	2,838	(110)	(4)%
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
Other operating expenses increased in 2010, largely due to higher administrative costs as a result of growth in the business.

Changes in asset values in client accounts were as follows:

	Year ended December 31,		Change
	2010	2009	$	%
	(Dollars in millions)
Asset values, beginning of period	$31,303	$24,677	$6,626	27%
Inflows	3,624	3,007	617	21%
Redemptions	(3,691)	(2,997)	(694)	23%
Change in market value, net and other	3,633	6,617	(2,984)	(45)%
Asset values, end of period (1)	$34,869	$31,303	$3,565	11%
____________________
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
Corporate and Other Distributed Products Segment Actual Results. We entered into the reorganization transactions, which are described more fully in Note 3 to our pro forma statement of income, during March and April of 2010. As such, actual results for the year ended December 31, 2010 include approximately three months of operations that do not reflect the reorganization transactions, while actual results for the year ended December 31, 2009 do not reflect the effects of the reorganization transactions. Corporate and Other Distributed Products segment actual results were as follows:

	Year ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$80,365	$81,793	$(1,428)	(2)%
Ceded premiums	(14,325)	(13,963)	(362)	3%
Net premiums	66,040	67,830	(1,790)	(3)%
Commissions and fees	31,172	46,360	(15,188)	(33)%
Allocated net investment income	54,477	77,114	(22,637)	(29)%
Realized investment gains (losses), including OTTI	34,146	(21,970)	56,116	*
Other, net	5,653	8,862	(3,209)	(36)%
Total revenues	191,488	178,196	13,292	7%
Benefits and expenses:
Benefits and claims	40,052	41,235	(1,183)	(3)%
Amortization of DAC	2,392	2,374	18	*
Sales commissions	20,800	33,841	(13,041)	(39)%
Insurance expenses	11,615	14,022	(2,407)	(17)%
Insurance commissions	8,875	9,943	(1,068)	(11)%
Interest expense	12,375	—	12,375	*
Other operating expenses	108,810	69,242	39,568	57%
Total benefits and expenses	204,919	170,657	34,262	20%
(Loss) income before income taxes	$(13,431)	$7,539	$(20,970)	*
____________________
* Less than 1% or not meaningful
We believe that the pro forma results presented below provide meaningful additional information necessary to evaluate our segment financial results.

Corporate and Other Distributed Products Segment Pro Forma Results. Corporate and Other Distributed Products segment pro forma results give effect to the reorganization transactions, which are described more fully in Note 3 to our pro forma statement of income. On a pro forma basis, Corporate and Other Distributed Products segment results were as follows:

	Year ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$80,365	$81,793	$(1,428)	(2)%
Ceded premiums	(14,325)	(13,963)	(362)	3%
Net premiums	66,040	67,830	(1,790)	(3)%
Commissions and fees	31,172	46,360	(15,188)	(33)%
Allocated net investment income	48,081	50,043	(1,962)	(4)%
Realized investment (losses) gains, including OTTI	34,146	(21,970)	56,116	*
Other, net	5,653	8,862	(3,209)	(36)%
Total revenues	185,092	151,125	33,967	22%
Benefits and expenses:
Benefits and claims	40,052	41,235	(1,183)	(3)%
Amortization of DAC	2,392	2,374	18	1%
Sales commissions	20,800	33,841	(13,041)	(39)%
Insurance expenses	11,615	14,022	(2,407)	(17)%
Insurance commissions	8,875	9,943	(1,068)	(11)%
Interest expense	16,500	16,500	—	*
Other operating expenses	111,886	104,012	7,874	8%
Total benefits and expenses	212,120	221,927	(9,807)	(4)%
Loss before income taxes	$(27,028)	$(70,802)	$43,774	(62)%
____________________
* Not meaningful
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
For additional segment information, see Note 2 to our consolidated and combined financial statements.

Financial Condition
Investments. We have an investment committee composed of members of our senior management team that is responsible for establishing and maintaining our investment guidelines and supervising our investment activity. Our investment committee regularly monitors our overall investment results and our compliance with our investment objectives and guidelines. We use a third-party investment adviser to manage our investing activities. Our investment adviser reports to our investment committee.
We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity. In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We may also direct our investment managers to invest some of our invested asset portfolio in currencies other than the U.S. dollar. For example, a portion of our portfolio is invested in assets denominated in Canadian dollars which, at minimum, would equal our reserves for policies denominated in Canadian dollars. Additionally, to help ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our invested asset portfolio and our general liability profile.
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
In November 2011, we executed an agreement with Citi to repurchase approximately 8.9 million shares of our common stock for a total purchase price of approximately $200.0 million (the "repurchase transaction"). The repurchase transaction, which was funded with the proceeds from a dividend paid by Primerica Life, was completed in November 2011. The dividend from Primerica Life to the Parent Company was funded through sales of investments and available cash. The changes to asset mix, duration and overall credit quality of our invested asset portfolio were not meaningful. However, with the reduction in our consolidated cash and invested assets as a result of the repurchase transaction, we expect net investment income to decline. Our average book yield at December 31, 2011 increased modestly, as the investments sold to fund the dividend generally had yields that were lower than the average book yield on the pre-dividend invested assets portfolio.
Details on asset mix were as follows:

	December 31, 2011		December 31, 2010
	Fair value	Amortized Cost	Fair value	Amortized Cost
U.S. government and agencies	1%	1%	1%	1%
Foreign government	5%	5%	4%	4%
States and political subdivisions	1%	1%	1%	1%
Corporates	64%	63%	62%	61%
Mortgage- and asset-backed securities	21%	21%	24%	25%
Equity securities	1%	1%	1%	1%
Trading securities	1%	1%	1%	1%
Cash and cash equivalents	6%	7%	6%	6%
Total	100%	100%	100%	100%
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio were as follows:

	December 31,
	2011	2010
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.5 years	3.6 years
Average book yield of our fixed-maturity portfolio	5.52%	5.48%
The distribution by rating of our investments in fixed-maturity securities follows.

	December 31, 2011		December 31, 2010
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$428,748	24%	$521,615	27%
AA	150,894	8%	176,947	9%
A	431,175	24%	426,658	22%
BBB	683,818	38%	694,884	36%
Below investment grade	125,594	7%	130,080	7%
Not rated	770	*	2,340	*
Total (1)	$1,820,999	100%	$1,952,524	100%
____________________
* Less than 1%

(1)	Totals may not add due to rounding.

The ten largest issuers in our invested asset portfolio were as follows:

	December 31, 2011
Issuer	Cost or amortized cost	Fair value	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$35,374	$38,890	$3,516	AAA
National Rural Utilities Cooperative	10,570	13,719	3,149	A+
Verizon Communications Inc	11,493	13,161	1,668	A-
Bank of America Corp	12,720	12,844	124	A-
ProLogis Inc	11,745	12,354	609	BBB-
General Electric Co	10,236	11,468	1,232	AA+
Province of Ontario Canada	8,466	10,570	2,104	AA-
ConocoPhillips	8,827	10,369	1,542	A
Edison International	9,790	9,936	146	B+
Enel SpA	10,544	9,734	(810)	A-
Total – ten largest issuers	$129,765	$143,045	$13,280
Total – fixed-maturity and equity securities	$1,832,688	$1,985,868
Percent of total fixed-maturity and equity securities	7%	7%
For additional information on our invested asset portfolio, see Notes 3 and 4 to our consolidated and combined financial statements.
Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Due from reinsurers	$3,855,890	$3,731,634	$124,256	3%
Deferred policy acquisition costs, net	1,050,637	853,211	197,426	23%
Future policy benefits	(4,614,860)	(4,409,183)	(205,677)	5%
Current income tax payable	(33,177)	(43,224)	10,047	(23)%
Deferred income taxes	(98,300)	(93,002)	(5,298)	6%
Due from reinsurers. Due from reinsurers reflects future policy benefit reserves due from third-party reinsurers, including the Citi reinsurers. Such amounts are reported as due from reinsurers rather than offsetting future policy benefits. The increase in due from reinsurers was largely driven by growth in our New Term business partially offset by the run-off in the block of business ceded to Citi.
Deferred policy acquisition costs, net. The increase in DAC was primarily a result of growth in commissions and expenses deferred as a result of new business.
Future policy benefits. The increase in future policy benefits was primarily a result of the aging of and growth in our in-force book of business.
Current income tax payable and deferred income taxes. Our 2011 effective tax rate was relatively flat compared with 2010. As such, current income tax payable declined largely due to the decrease in earnings subsequent to our corporate reorganization.
For additional information, see the notes to our consolidated and combined financial statements.
Off-balance sheet arrangements. We have no off-balance sheet arrangements, as defined in the rules and regulations of the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Liquidity and Capital Resources
Dividends and other payments to us from our subsidiaries are our principal sources of cash. The primary uses of funds by the Parent Company include the payment of general operating expenses, the payment of dividends and the payment of principal and interest to Citi under the Citi note.
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
Significant Transactions. In April 2011, we filed a shelf registration statement with the SEC that enables us to offer and sell to the public our equity and debt securities from time to time as we may determine and enables certain of our significant stockholders to resell our shares of common stock held by them. Specific information regarding the terms and securities which may be offered pursuant to this registration statement will be provided at the time of such offering. Net proceeds of any offering of securities by us pursuant to this registration statement may be used for working capital and other general corporate purposes, which may include the repayment or refinancing of outstanding indebtedness or repurchases of shares of our outstanding common stock. Pursuant to this registration statement, Citi sold an aggregate of approximately 20.1 million shares of our common stock in the open market in April and December 2011, which significantly increased the public float of our common stock.
In October 2011, we received notification that the Massachusetts DOI had approved Primerica Life's request to pay a $200.0 million cash dividend to the Parent Company. The dividend was paid in November 2011 and funded via sales of invested assets and available cash.
In November 2011, we repurchased approximately 8.9 million shares of our common stock at a price of $22.42 per share, for a total purchase price of approximately $200.0 million. The per-share purchase price was determined based on the volume-weighted average price per share of Primerica common stock during the seven-day period prior to execution of the repurchase agreement. We funded the repurchase transaction with the funds from Primerica Life's dividend to the Parent Company.
We may seek to enhance our liquidity position or capital structure through borrowings from third-party sources, sales of debt or equity securities, reserve financing or some combination of these sources. The Model Regulation entitled Valuation of Life Insurance Policies, commonly known as Regulation XXX, requires insurers to carry statutory reserves for term life insurance policies with long-term premium guarantees which are often significantly in excess of the reserves that insurers deem necessary to satisfy claim obligations. Accordingly, many insurance companies have sought ways to reduce their capital needs by financing these excess reserves through bank financing, reinsurance arrangements and other financing transactions. We have completed a substantial amount of the work necessary to execute a XXX redundant reserve financing that could generate statutory capital for distribution to the Parent Company.
We are continuing to work on a XXX redundant reserve financing transaction and to evaluate how other capital options may fit into our capital strategy. As a result, no assurance is given as to whether such a transaction will be executed and, if executed, the structure, timing, and amount of any such transaction.
Cash Flows. Cash flows from operating activities are affected primarily by the timing of premiums received, commissions and fees received, benefits paid, commissions paid to sales representatives, administrative and selling expenses, investment income, and cash taxes. Our principal source of cash historically has been premiums received on term life insurance policies in force.
We typically generate positive cash flows from operating activities, as premiums, net investment income, commissions and fees collected from our insurance and investment and savings products exceed benefits, commissions and operating expenses paid, and we invest the excess. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$87,902	$41,057	$716,344
Net cash provided by (used in) investing activities	128,699	739,574	(357,855)
Net cash used in financing activities	(207,312)	(1,289,893)	(56,427)
Effect of foreign exchange rate changes on cash	751	32,778	(1,894)
Change in cash and cash equivalents	$10,040	$(476,484)	$300,168
Operating activities. Net cash provided by operating activities was higher in 2011 largely due to higher 2010 income tax payments and other intercompany settlements paid to Citi in 2010 in connection with the Transactions. The effect of these 2010 items were partially offset by lower net investment income in 2011, primarily as a result of the Transactions. Net cash provided by operating activities for 2011 also reflects approximately $3.6 million of net purchases of trading securities by our broker-dealer subsidiary, compared with approximately $6.0 million of net sales and maturities in 2010.
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
Investing activities. The decline in cash provided by investing activities in 2011 primarily reflects the impact of securities sales during the first quarter of 2010 as we increased our cash position to fund distributions to Citi in connection with the Transactions.
The increase in cash provided by investing activities for 2010, compared with 2009 was primarily the result of significant securities sales activity and lower securities purchases as we increased our cash position in anticipation of the Transactions.
Financing activities. The decrease in net cash used in financing activities in 2011 was primarily due to the impact of the 2010 distributions paid to Citi in connection with the Transactions as well as the first quarter of 2010 payment of the 2009 dividend declared to Citi. Net cash used in financing activities in 2011 also reflects the repurchase of our common stock from Citi in November 2011.
The increase in cash used in financing activities for 2010, compared with 2009 represents the cash payment of dividends paid to Citi as part of the Transactions, the cash portion of the Citi dividend declared in December 2009 and paid in January 2010, and the dividends to stockholders declared and paid in the third and fourth quarters of 2010.
Citi Note. In April 2010, we issued the $300.0 million Citi note as part of our corporate reorganization. Prior to the issuance of the Citi note, we had no outstanding debt. The Citi note bears interest at an annual rate of 5.5%, payable semi-annually in arrears on January 15 and July 15, and matures March 31, 2015.
We have the option to redeem the Citi note in whole or in part at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption. The terms of the Citi note also require us to use our commercially reasonable efforts to arrange and consummate an offering of investment-grade debt securities, trust preferred securities, surplus notes, hybrid securities or convertible debt that generates sufficient net cash proceeds to repay the Citi note in full at certain mutually agreeable dates, based on certain conditions.
We were in compliance with all of the covenants of the Citi note at December 31, 2011. No events of default or defaults occurred during the year ended December 31, 2011.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of December 31, 2011, our debt-to-capital ratio was 17.4%.

Rating Agencies. As of December 31, 2011, the Parent Company's investment grade credit ratings for the senior unsecured debt, which it may elect to offer pursuant to its existing shelf registration statement at some time in the future, were as follows:

Agency	Senior debt rating
Moody's	Baa2, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook
As of December 31, 2011, Primerica Life's financial strength ratings were as follows:

Agency	Financial strength rating
Moody’s	A2, stable outlook
Standard & Poor's	AA-, stable outlook
A.M. Best Company	A+, stable outlook
Fitch	A+, stable outlook
Risk-Based Capital. The NAIC has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.
As of December 31, 2011, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth. Following the November 2011 $200.0 million dividend from Primerica Life to the Parent Company, Primerica Life's RBC ratio remained well positioned to support existing operations and fund future growth.
In Canada, an insurer’s minimum capital requirement is overseen by OSFI and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk and foreign exchange risk. As of December 31, 2011, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.
Securities Lending. We participate in securities lending transactions with brokers to increase investment income with minimal risk. See Notes 1 and 3 to our consolidated and combined financial statements for additional information.
Short-term Borrowings. We had no short-term borrowings as of or during the year ended December 31, 2011.
Contractual Obligations. Our contractual obligations, including payments due by period, were as follows:

	December 31, 2011
	Total Liability	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Future policy benefits	$4,615	$16,624	$1,014	$1,991	$1,956	$11,663
Policy claims and other benefits payable	242	242	242	—	—	—
Other policyholder funds	341	341	341	—	—	—
Citi note	300	359	17	34	308	—
Commissions	18	255	114	41	33	67
Purchase obligations	5	29	17	11	1	—
Operating lease obligations	n/a	93	7	13	12	61
Current income tax payable	33	33	33	—	—	—
Total contractual obligations	$5,554	$17,976	$1,785	$2,090	$2,310	$11,791
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
Our operating lease obligations primarily relate to office and warehouse space and office equipment. In September 2011, we signed an agreement to lease a new build-to-suit facility which will replace and consolidate substantially all of our existing Duluth, Georgia-based executive and home office operations. We expect the building to be complete and ready for occupancy in the second quarter of 2013. The initial lease term will be 15 years with estimated minimum annual rental payments ranging from approximately $4.5 million at inception to approximately $5.6 million in year 15. The leases covering our existing Duluth, Georgia-based executive and home office operations will terminate in the second quarter of 2013. As such, we do not expect a material increase in our operating lease expenditures, however the period over which we are contractually obligated for the executive and home office lease will extend to 2028.
For additional information concerning our commitments and contingencies, see Note 16 to our consolidated and combined financial statements.

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
Interest Rate Risk. The fair value of the fixed-maturity securities in our invested asset portfolio as of December 31, 2011 was $1.97 billion. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolios to decline by approximately $61.6 million, or 3%. based on our actual securities positions as of December 31, 2011.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. For the year ended December 31, 2011, 19% of our revenues from operations, excluding realized investment gains, were generated by our Canadian operations. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar financial statements and a weaker Canadian dollar has the opposite effect. Historically, we have not hedged this exposure, although we may elect to do so in future periods.
One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2011. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our net income before income taxes for the year ended December 31, 2011 by approximately $6.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The stockholders and board of directors of Primerica, Inc.:

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated and combined statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated and combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Primerica, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated and combined financial statements, in April 2010 the Company completed its initial public offering and a series of related transactions. Also as discussed in Note 1 to the consolidated and combined financial statements, the Company adopted the provisions of FASB Staff Position Financial Accounting Standard No. 115-2 and Financial Accounting Standard No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (included in FASB ASC Topic 320, Investments — Debt and Equity Securities) as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primerica, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
February 28, 2012

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,811,359 in 2011 and $1,929,757 in 2010)	$1,959,156	$2,081,361
Equity securities available for sale, at fair value (cost: $21,329 in 2011 and $17,394 in 2010)	26,712	23,213
Trading securities, at fair value (cost: $9,793 in 2011 and $22,619 in 2010)	9,640	22,767
Policy loans	25,982	26,229
Other invested assets	14	14
Total investments	2,021,504	2,153,584
Cash and cash equivalents	136,078	126,038
Accrued investment income	21,579	22,328
Due from reinsurers	3,855,890	3,731,634
Deferred policy acquisition costs, net	1,050,637	853,211
Premiums and other receivables	163,845	168,026
Intangible assets	71,928	75,357
Other assets	268,485	307,342
Separate account assets	2,408,598	2,446,786
Total assets	$9,998,544	$9,884,306
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$4,614,860	$4,409,183
Unearned premiums	7,022	5,563
Policy claims and other benefits payable	241,754	229,895
Other policyholders’ funds	340,766	357,253
Note payable	300,000	300,000
Current income tax payable	33,177	43,224
Deferred income taxes	98,300	93,002
Other liabilities	382,068	386,182
Payable under securities lending	149,358	181,726
Separate account liabilities	2,408,598	2,446,786
Commitments and contingent liabilities (see Note 16)
Total liabilities	8,575,903	8,452,814
Stockholders’ equity:
Common stock ($.01 par value, authorized 500,000 in 2011 and 2010 and issued 64,883 shares in 2011 and 72,843 shares in 2010)	649	728
Paid-in capital	707,912	883,168
Retained earnings	566,021	395,057
Accumulated other comprehensive income, net of income tax:
Unrealized foreign currency translation gains	52,642	56,492
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	97,082	98,322
Net unrealized investment losses other-than-temporarily impaired	(1,665)	(2,275)
Total stockholders’ equity	1,422,641	1,431,492
Total liabilities and stockholders’ equity	$9,998,544	$9,884,306
See accompanying notes to consolidated and combined financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Income

	Year ended December 31,
	2011	2010		2009
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$2,229,467	$2,181,074		$2,112,781
Ceded premiums	(1,703,075)	(1,450,367)		(610,754)
Net premiums	526,392	730,707		1,502,027
Commissions and fees	412,979	382,940		335,986
Net investment income	108,601	165,111		351,326
Realized investment gains (losses), including other-than-temporary impairment losses	6,440	34,145		(21,970)
Other, net	48,681	48,960		53,032
Total revenues	1,103,093	1,361,863		2,220,401
Benefits and expenses:
Benefits and claims	242,696	317,703		600,273
Amortization of deferred policy acquisition costs	119,348	168,035		381,291
Sales commissions	191,306	179,924		162,756
Insurance expenses	61,109	75,503		148,760
Insurance commissions	19,297	19,904		34,388
Interest expense	27,968	20,872		—
Other operating expenses	165,525	180,779		132,978
Total benefits and expenses	827,249	962,720		1,460,446
Income before income taxes	275,844	399,143		759,955
Income taxes	97,568	141,365		265,366
Net income	$178,276	$257,778		$494,589
Earnings per share:
Basic	$2.39	$3.43	(1)
Diluted	$2.36	$3.40	(1)
Weighted-average shares used in computing earnings per share:
Basic	72,283	72,099	(1)
Diluted	73,107	72,882	(1)
(1) Pro forma basis using weighted-average shares, including the shares issued or issuable upon lapse of restrictions following our April 1, 2010 corporate reorganization as though they had been issued and outstanding on January 1, 2010.

Supplemental disclosures:
Total impairment losses	$(2,198)	$(12,711)		$(74,967)
Impairment losses recognized in other comprehensive income before income taxes	183	553		13,573
Net impairment losses recognized in earnings	(2,015)	(12,158)		(61,394)
Other net realized investment gains	8,455	46,303		39,424
Realized investment gains (losses), including other-than-temporary impairment losses	$6,440	$34,145		$(21,970)
See accompanying notes to consolidated and combined financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Stockholders’ Equity

	Year ended December 31,
	2011	2010	2009
	(In thousands, except per-share amounts)
Common stock:
Balance, beginning of period	$728	$—	$—
Repurchase of shares held by Citi	(89)	—	—
Net issuance of common stock	10	728	—
Balance, end of period	649	728	—
Paid-in capital:
Balance, beginning of period	883,168	1,124,096	1,095,062
Share-based compensation	25,335	46,094	(1,836)
Net issuance of common stock	(10)	(727)	—
Repurchase of shares held by Citi	(199,911)	—	—
Net capital contributed by Citi	1,573	167,701	30,870
Issuance of warrants to Citi	—	18,464	—
Issuance of note payable to Citi	—	(300,000)	—
Tax election under Section 338(h)(10) of the Internal Revenue Code	(2,243)	(172,460)	—
Balance, end of period	707,912	883,168	1,124,096
Treasury Stock:
Balance, beginning of period	—	—	—
Treasury stock acquired	—	(75,420)	—
Treasury stock issued, at cost	—	41,056	—
Treasury stock retired	—	34,364	—
Balance, end of period	—	—	—
Retained earnings:
Balance, beginning of period	395,057	3,648,801	3,340,841
Adoption of FSP SFAS No. 115-2 (included in ASC 320), net of income tax expense of $3,929	—	—	7,298
Net income	178,276	257,778	494,589
Dividends ($0.10 per share in 2011 and $0.02 per share in 2010)	(7,312)	(1,502)	—
Distributions of warrants to Citi	—	(18,464)	—
Distributions to Citi	—	(3,491,556)	(193,927)
Balance, end of period	566,021	395,057	3,648,801
Accumulated other comprehensive income:
Balance, beginning of period	152,539	170,876	(323,917)
Adoption of FSP SFAS No. 115-2 (included in ASC 320), net of income tax expense of $(3,929)	—	—	(7,298)
Change in foreign currency translation adjustment, net of income tax expense of $0 in 2011, $4,630 in 2010, and $27,125 in 2009	(3,850)	15,601	49,715
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $(1,785) in 2011, $(24,848) in 2010, and $245,060 in 2009	(1,240)	(47,783)	461,198
Change in net unrealized investment gains (losses) other-than-temporarily impaired, net of income tax expense of $328 in 2011, $7,455 in 2010, and $(4,751) in 2009	610	13,845	(8,822)
Balance, end of period	148,059	152,539	170,876
Total stockholders’ equity	$1,422,641	$1,431,492	$4,943,773
See accompanying notes to consolidated and combined financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Comprehensive Income

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$178,276	$257,778	$494,589
Other comprehensive (loss) income before income taxes:
Unrealized investment gains (losses):
Change in unrealized gains on investment securities	3,839	114,867	663,458
Reclassification adjustment for realized investment gains (losses) included in net income	(5,926)	(33,510)	21,929
Reclassification adjustment for unrealized gains on investment securities transferred	—	(132,688)	—
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains	(3,850)	20,231	76,840
Total other comprehensive (loss) income before income taxes	(5,937)	(31,100)	762,227
Income tax (benefit) expense related to items of other comprehensive (loss) income	(1,457)	(12,763)	267,434
Other comprehensive (loss) income, net of income taxes	(4,480)	(18,337)	494,793
Total comprehensive income	$173,796	$239,441	$989,382
See accompanying notes to consolidated and combined financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$178,276	$257,778	$494,589
Adjustments to reconcile net income to cash provided by operating activities:
Change in future policy benefits and other policy liabilities	85,464	71,037	148,775
Deferral of policy acquisition costs	(309,028)	(304,754)	(391,079)
Amortization of deferred policy acquisition costs	119,348	168,035	381,291
Deferred tax provision	7,426	32,030	(19,815)
Change in income taxes	(11,936)	(40,701)	75,738
Realized investment gains (losses), including other-than-temporary impairments	(6,440)	(34,145)	21,970
Accretion and amortization of investments	(2,818)	(1,878)	(8,226)
Depreciation and amortization	10,731	10,063	10,342
Change in due from reinsurers	(4,232)	(57,197)	(3,403)
Change in due to/from affiliates	—	(44,012)	55,460
Change in premiums and other receivables	3,464	(7,129)	(2,975)
Trading securities acquired (sold), net	3,597	(5,994)	(4,553)
Share-based compensation	11,588	33,301	(1,794)
Other, net	2,462	(35,377)	(39,976)
Net cash provided by operating activities	87,902	41,057	716,344
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities - sold	214,807	993,278	713,805
Fixed-maturity securities - matured or called	375,124	514,132	878,215
Equity securities	3,037	36,566	667
Available-for-sale investments acquired:
Fixed-maturity securities	(460,459)	(787,683)	(1,945,887)
Equity securities	(144)	(7,560)	(1,115)
Change in policy loans	247	705	1,354
Purchases of furniture and equipment, net	(3,913)	(9,864)	(4,894)
Cash collateral (returned) received on loaned securities, net	(32,368)	(328,375)	156,207
Sales (purchases) of short-term investments using securities lending collateral, net	32,368	328,375	(156,207)
Net cash provided by (used in) investing activities	128,699	739,574	(357,855)
Cash flows from financing activities:
Repurchase of shares held by Citi	(200,000)	—	—
Dividends	(7,312)	(1,502)	—
Net distributions to Citi	—	(1,288,391)	(56,427)
Net cash used in financing activities	(207,312)	(1,289,893)	(56,427)
Effect of foreign exchange rate changes on cash	751	32,778	(1,894)
Change in cash and cash equivalents	10,040	(476,484)	300,168
Cash and cash equivalents, beginning of period	126,038	602,522	302,354
Cash and cash equivalents, end of period	$136,078	$126,038	$602,522

Supplemental disclosures of cash flow information:
Income taxes paid	$96,305	$260,275	$220,988
Interest paid	27,555	13,695	639
Impairment losses included in realized investment gains (losses), including other-than-temporary impairments	2,015	12,158	61,394
Non-cash activities:
Share-based compensation	$29,445	$46,094	$(1,836)
Net contributions from (distributions to) Citi	1,573	(2,035,464)	42,370
See accompanying notes to consolidated and combined financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

(1)	Summary of Significant Accounting Policies
Description of Business. Primerica, Inc. (the Parent Company) together with its subsidiaries (collectively, we or the Company) is a leading distributor of financial products to middle income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc., a general agency and marketing company; Primerica Life Insurance Company (Primerica Life), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (Primerica Life Canada); and PFS Investments Inc., an investment products company and broker-dealer. Primerica Life, domiciled in Massachusetts, owns National Benefit Life Insurance Company (NBLIC), a New York life insurance company. Each of these entities was indirectly wholly owned by Citigroup Inc. (together with its non-Primerica affiliates, Citi) through March 31, 2010.
On March 31, 2010, Primerica Life, Primerica Life Canada and NBLIC entered into significant coinsurance transactions with Prime Reinsurance Company, Inc. (Prime Re) and two affiliates of Citi (collectively, the Citi reinsurers). In April 2010, Citi transferred the legal entities that comprise our business to us and we completed a series of transactions including the distribution of Prime Re to Citi and an initial public offering of our common stock by Citi pursuant to the Securities Act of 1933, as amended (the IPO).
We were incorporated in Delaware in 2009 by Citi to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citi. These businesses, which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citi, were transferred to us on April 1, 2010. In conjunction with our reorganization, we issued to a wholly owned subsidiary of Citi (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citi in the IPO; 16,412,440 shares of common stock were subsequently sold by Citi in April 2010 to certain private equity funds managed by Warburg Pincus LLC (Warburg Pincus) (the private sale); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with the IPO, (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were subsequently transferred by Citi to Warburg Pincus pursuant to the private sale), and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the Citi note). Prior to our corporate reorganization, we had no material assets or liabilities. Upon completion of the corporate reorganization, we became a holding company with our primary asset being the capital stock of our operating subsidiaries and our primary liability being the Citi note.

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

The accompanying consolidated and combined financial statements include the accounts of the Company and those entities required to be consolidated or combined under applicable accounting standards. All material intercompany profits, transactions, and balances among the consolidated or combined entities have been eliminated. Financial statements for 2011 and 2010 have been consolidated and include those assets, liabilities, revenues, and expenses directly attributable to the Company's operations. Financial statements for 2009 have been combined and include those assets, liabilities, revenues, and expenses directly attributable to the Company's operations. All material intercompany profits, transactions, and balances among the consolidated or combined entities have been eliminated.

Reclassifications. Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on net income or total stockholders' equity.

Foreign Currency Translation. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated monthly at amounts that approximate weighted-average exchange rates, with resulting gains and losses included in stockholders' equity. We may use currency swap and forward contracts to mitigate foreign currency exposures.

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

•
Equity securities, including common and nonredeemable preferred stocks, are classified as available for sale and are carried at fair value. When quoted market values are unavailable, we obtain estimates from independent pricing services or estimates fair value based upon a comparison to quoted issues of the same issuer or of other issuers with similar characteristics.

•
Trading securities, which primarily consist of bonds, are carried at fair value. Changes in fair value of trading securities are included in net investment income in the period in which the change occurred.

•	Policy loans are carried at unpaid principal balances, which approximate fair value.

Investment transactions are recorded on a trade-date basis. We use the specific-identification method to determine the realized gains or losses from securities transactions and report the realized gains or losses in the accompanying consolidated and combined statements of income.

Unrealized gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income except for the credit loss components of other-than-temporary declines in fair value, which are recorded as realized losses in the accompanying consolidated and combined statements of income.

Investments are reviewed on a quarterly basis for other-than-temporary impairments (OTTI). Credit risk, interest rate risk, duration of the unrealized loss, actions taken by ratings agencies, and other factors are considered in determining whether an unrealized loss is other-than-temporary. Our consolidated and combined statements of income for the three years ended December 31, 2011 reflect the impairment on debt securities that we intend to sell or would more-likely than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale (AFS) debt securities that we have no intent to sell and believe that it more-likely than-not we will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the remainder is recognized in accumulated other comprehensive income (AOCI) in the accompanying consolidated and combined financial statements. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security. Any subsequent changes in fair value of the security related to non-credit factors recognized in other comprehensive income are presented as an adjustment to the amount previously presented in the net unrealized investment gains (losses) other-than-temporarily impaired category of accumulated other comprehensive income.

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

Derivative instruments are stated at fair value based on market prices. Gains and losses arising from forward contracts are a component of realized gains and losses in the accompanying consolidated and combined statements of income. Gains and losses arising from foreign currency swaps are reflected in other comprehensive income as they effectively hedge the variability in cash flows from our investments in foreign currency-denominated debt securities.

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

Reinsurance. We use reinsurance extensively, utilizing yearly renewable term (YRT) and coinsurance agreements. Under YRT agreements, we reinsure only the mortality risk, while under coinsurance, we reinsure a proportionate part of all risks arising under the reinsured policy. Under coinsurance, the reinsurer receives a proportionate part of the premiums, less commission allowances, and is liable for a corresponding part of all benefit payments.

All reinsurance contracts in effect for 2011 and 2010 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

Ceded premiums are treated as a reduction to direct premiums and are recognized when due to the assuming company. Ceded claims are treated as a reduction to direct benefits and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as a reduction to benefits expense and are recognized during the applicable financial reporting period.

Reinsurance premiums, commissions, expense reimbursements, benefits, and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying contracts using assumptions consistent with those used to account for the underlying policies. Amounts recoverable from reinsurers, for both short- and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with reinsured policies. Ceded policy reserves and claims liabilities relating to insurance ceded are shown as due from reinsurers on the accompanying consolidated and combined balance sheets.

We analyze and monitor the credit-worthiness of each of our reinsurance partners to minimize collection issues. For reinsurance contracts with unauthorized reinsurers, we require collateral such as letters of credit.

To the extent we receive ceding allowances to cover policy and claims administration under reinsurance contracts, these allowances are treated as a reduction to insurance commissions and expenses and are recognized when due from the assuming company. To the extent we receive ceding allowances reimbursing commissions that would otherwise be deferred; the amount of commissions deferrable will be reduced. The corresponding DAC balances are reduced on a pro rata basis by the portion of the business reinsured with reinsurance agreements that meet risk transfer provisions. The reduced DAC will result in a corresponding reduction of amortization expense.

Deferred Policy Acquisition Costs (DAC). The costs of acquiring new business are deferred to the extent that they vary with and are primarily related to the acquisition of such new business. These costs mainly include commissions and policy issue expenses. The recovery of such costs is dependent on the future profitability of the related policies, which, in turn, is dependent principally upon mortality, persistency, investment returns, and the expense of administering the business, as well as upon certain economic variables, such as inflation. Deferred policy acquisition costs are subject to annual recoverability testing and when impairment indicators exist. We make certain assumptions regarding persistency, expenses, interest rates and claims. The assumptions for these types of products may not be modified, or unlocked, unless recoverability testing deems them to be inadequate. Assumptions are updated for new business to reflect the most recent experience. Deferrable insurance policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to annual premium income. Acquisition costs for Canadian segregated funds are amortized over the life of the policies in relation to historical and future estimated gross profits before amortization. The gross profits and resulting DAC amortization will vary with actual fund returns, redemptions and expenses. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency could result in a material increase or decrease of deferred acquisition cost amortization in a particular period.

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

	December 31,
	2011	2010
	(In thousands)
Data processing equipment and software	$53,388	$55,793
Leasehold improvements	14,223	14,148
Other, principally furniture and equipment	24,120	22,437
	91,731	92,378
Accumulated depreciation	(78,794)	(76,055)
Net property, plant, and equipment	$12,937	$16,323
Depreciation expense was as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Depreciation expense	$7,302	$6,895	$6,803
Depreciation expense is included in other operating expenses in the accompanying consolidated and combined statements of income.

Separate Accounts. The separate accounts are primarily comprised of contracts issued by the Company through its subsidiary, Primerica Life Canada, pursuant to the Insurance Companies Act (Canada). The Insurance Companies Act authorizes Primerica Life Canada to establish the separate accounts.

The separate accounts are represented by individual variable insurance contracts. Purchasers of variable insurance contracts issued by Primerica Life Canada have a direct claim to the benefits of the contract that entitles the holder to units in one or more investment funds (the Funds) maintained by Primerica Life Canada. The Funds invest in assets that are held for the benefit of the owners of the contracts. The benefits provided vary in amount depending on the market value of the Funds' assets. The Funds' assets are administered by Primerica Life Canada and are held separate and apart from the general assets of the Company. The liabilities reflect the variable insurance contract holders' interests in variable insurance assets based upon actual investment performance of the respective Funds. Separate account operating results relating to contract holders' interests are excluded from our consolidated and combined statements of income.

Primerica Life Canada's contract offerings guarantee the maturity value at the date of maturity (or upon death, whichever occurs first), to be equal to 75% of the sum of all contributions made, net of withdrawals, on a first-in first-out basis. Otherwise, the maturity value or death benefit will be the accumulated value of units allocated to the contract at the specified valuation date. The amount of this value is not guaranteed, but will fluctuate with the fair value of the Funds.

Policyholder Liabilities. Future policy benefits are accrued over the current and expected renewal periods of the contracts. Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method, including assumptions as to investment yields, mortality, persistency, and other assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The underlying mortality tables are the Society of Actuaries (SOA) 65-70, SOA 75-80, SOA 85-90, and the 91 Bragg, modified to reflect various underwriting classifications and assumptions. Investment yield reserve assumptions at December 31, 2011 and 2010 range from approximately 3.5% to 7.0%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.

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

Other Policyholders' Funds. Other policyholders' funds primarily represent claim payments left on deposit with us.

Income Taxes. We are subject to the income tax laws of the United States, its states, municipalities, and certain unincorporated territories, and those of Canada. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the applicability of these inherently complex tax laws. We also must make estimates about the future impact certain items will have on taxable income in the various tax jurisdictions, both domestic and foreign.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (ii) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not applicable to the periods in which we expect the temporary difference will reverse.

During the first quarter of 2010, our federal income tax return was included as part of Citi's consolidated federal income tax return. On March 30, 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citi. In accordance with the tax separation agreement, Citi will be responsible for and shall indemnify and hold the Company harmless from and against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability with respect to the Company for any taxable period ending on or before April 7, 2010, the closing date of the IPO. After the closing date, the Company was no longer part of Citi's consolidated federal income tax return. As a result of the separation from Citi, the Company will be required to file two consolidated income tax returns for five tax years, which is expected to cover the tax years ending December 31, 2010 through December 31, 2014. Primerica Life and NBLIC will comprise one of the U.S. consolidated tax groups while the Parent Company and the remaining U.S. subsidiaries will comprise the second U.S. consolidated tax group. The method of allocation between companies is pursuant to a written agreement. Allocation is based upon separate return calculations with credit for net losses as utilized. Allocations are calculated and settled quarterly.

Premium Revenues. Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and are primarily related to term products. Premiums are recognized as revenues when due.

Commissions and Fees. We receive commission revenues from the sale of various non-life insurance products on a monthly basis. Commissions are received primarily on sales of mutual funds and annuities. We primarily receive trail commission revenues from mutual fund and annuity products on a monthly basis based on the daily net asset value of shares sold by us. We, in turn, pay certain commissions to our sales force. We also receive marketing and support fees from product originators. We also receive management fees based on the average daily net asset value of managed accounts and contracts related to separate account assets issued by Primerica Life Canada.

We earn recordkeeping fees for administrative functions that we perform on behalf of several of our mutual fund providers and custodial fees for services performed as a non-bank custodian of our clients' retirement plan accounts. These fees are recognized as income during the period in which they are earned.

We also receive record-keeping fees monthly from mutual fund accounts on our servicing platform and in turn pay a third-party provider for its servicing of certain of these accounts.

Benefits and Expenses. Benefit and expense items are charged to income in the period in which they are incurred. Both the change in policyholder liabilities, which is included in benefits and claims, and the amortization of deferred policy acquisition costs, will vary with policyholder persistency.

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
Discontinued Operations. Primerica Financial Services Home Mortgages, Inc. (Primerica Mortgages), our U.S. loan brokering company, ceased its loan brokering activities in all states in which it held licenses effective December 31, 2011. As of January 1, 2012, Primerica Mortgages no longer accepts loan requests from U.S. clients. As the pending loan requests are processed by our lender, which we anticipate should be completed by the end of the first quarter of 2012, Primerica Mortgages is commencing the process of surrendering its state licenses and completely exiting the loan brokering business in the United States. The related financial impact is immaterial to our financial statements and will not have a material impact on our business.
New Accounting Principles
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

As a result of this FSP, the Company's consolidated and combined statements of income reflect the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more-likely than-not be required to sell before the expected recovery of the amortized cost basis. For AFS debt securities that management has no intent to sell and believes that it is more-likely than-not will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the remainder is recognized in AOCI in the accompanying consolidated and combined balance sheets. The credit loss component recognized in earnings is identified as the amount of principal and interest cash flows not expected to be received over the remaining term of the security. As a result of the adoption of the FSP, we recorded the cumulative effect of the change as an increase to the opening balance of retained earnings at January 1, 2009 of $11.2 million on a pretax basis ($7.3 million after-tax).

Future Application of Accounting Standards

Accounting for Deferred Policy Acquisition Costs. In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26). ASU 2010-26 defines deferred acquisition costs as incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. All other acquisition-related costs, including unsuccessful acquisition and renewal efforts, will be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and will be charged to expense as incurred. The update allows either prospective or retrospective adoption and is required to be adopted for our fiscal year beginning January 1, 2012.

We plan to retrospectively adopt ASU 2010-26. We are currently evaluating the full impact of implementing this guidance. However, we estimate that the adoption will result in a reduction to our DAC asset in the range of approximately $140 million to $160 million as of December 31, 2011. For the year ended December 31, 2011, we estimate that it will reduce income before income taxes in the range of approximately $27 million to $33 million. The related analysis and implementation of this accounting change is ongoing and may result in a different impact higher or lower than these anticipated ranges.
Fair Value Measurement Amendments. In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (ASU 2011-04). The main provisions of ASU 2011-04 result in common fair value measurement and disclosures requirements for U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 changes the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurement, including requiring quantitative disclosures about the unobservable inputs used in fair value measurements. The amendments in the update are to be applied prospectively for our fiscal year beginning January 1, 2012. We do not anticipate a material impact on our financial position or results of operations as a result of this update.
Recent accounting guidance not discussed above is not applicable, is immaterial to our financial statements, or did not or will not have an impact on our business.

(2) Segment Information

We have two primary operating segments - Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes mutual funds and variable annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. In the United States, we distribute mutual fund and annuity products of several third-party companies. We also earn fees for account servicing on a subset of the mutual funds we distribute. In Canada, we offer a Primerica-branded fund-of-funds mutual fund product, as well as mutual funds of well known mutual fund companies. These two operating segments are managed separately because their products serve different needs - term life insurance protection versus wealth-building savings products.

We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to the distribution of non-core products, prepaid legal services and various insurance products other than our core term life insurance products. With the exception of certain life and disability insurance products, which we underwrite, these products are distributed pursuant to arrangements with third parties.

Assets specifically related to a segment are held in that segment. We allocate invested assets to the Term Life Insurance segment based on the book value of invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Remaining invested assets and all unrealized gains and losses are allocated to the Corporate and Other Distributed Products segment. In connection with our corporate reorganization in 2010, we signed a reinsurance agreement subject to deposit accounting (the 10% Reinsurance Agreement) and have recognized the deposit asset in the Term Life Insurance segment. DAC is recognized in a particular segment based on the product to which it relates. Separate account assets supporting the segregated funds product in Canada are held in the Investment and Savings Products segment. Any remaining unallocated assets are reported in the Corporate and Other Distributed Products segment. Information regarding assets by segment follows:

	December 31,
	2011	2010
	(In thousands)
Assets:
Term life insurance segment	$6,137,033	$5,738,219
Investment and savings products segment	2,591,137	2,615,916
Corporate and other distributed products segment	1,270,374	1,530,171
Total assets	$9,998,544	$9,884,306

The Investment and Savings Products segment also includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Product segment assets were as follows:

	December 31,
	2011	2010
	(In thousands)
Investment and savings products segment assets, excluding separate accounts	$183,622	$170,326
Although we do not view our business in terms of geographic segmentation, our Canadian businesses’ percentage of total assets were as follows:

	December 31,
	2011	2010
Canadian assets as a percent of total assets	31%	31%
Canadian assets as a percent of total assets, excluding separate accounts	9%	9%

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

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Revenues:
Term life insurance segment	$554,995	$808,568	$1,742,065
Investment and savings products segment	396,703	361,807	300,140
Corporate and other distributed products segment	151,395	191,488	178,196
Total revenues	$1,103,093	$1,361,863	$2,220,401
Income (loss) before income taxes:
Term life insurance segment	$194,609	$299,044	$659,012
Investment and savings products segment	117,076	113,530	93,404
Corporate and other distributed products segment	(35,841)	(13,431)	7,539
Total income before income taxes	$275,844	$399,143	$759,955
The decline in revenues and income before income taxes primarily reflects the impact of the reinsurance and reorganization transactions executed in the first and second quarters of 2010.
Information regarding operations by country follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Revenues by country:
United States	$895,067	$1,136,414	$1,922,047
Canada	208,026	225,449	298,354
Total revenues	$1,103,093	$1,361,863	$2,220,401
Income before income taxes by country:
United States	$209,685	$317,195	$637,355
Canada	66,159	81,948	122,600
Total income before income taxes	$275,844	$399,143	$759,955

The contribution to results of operations by our Canadian businesses were as follows:

	Year ended December 31,
	2011	2010	2009
Canadian revenues as a percent of total revenues	19%	17%	13%
Canadian income before income taxes as a percent of total income before income taxes	24%	21%	16%
The increase in the Canadian contribution to total revenues and total income before income taxes largely reflects the dynamic of a smaller U.S. block of business subsequent to the reinsurance transactions as well as growth in our Canadian investments and savings products business.

(3) Investments

The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities follow:

	December 31, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,050	$935	$—	$10,985
Foreign government	97,206	14,818	(179)	111,845
States and political subdivisions	28,264	2,671	—	30,935
Corporates (1)	1,250,702	111,346	(7,847)	1,354,201
Mortgage- and asset-backed securities	425,137	29,398	(3,345)	451,190
Total fixed-maturity securities	1,811,359	159,168	(11,371)	1,959,156
Equity securities	21,329	5,689	(306)	26,712
Total fixed-maturity and equity securities	$1,832,688	$164,857	$(11,677)	$1,985,868
____________________

(1)	Includes $2.6 million of other-than-temporary impairment losses recognized in AOCI.

	December 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$21,596	$667	$(61)	$22,202
Foreign government	81,367	13,182	(8)	94,541
States and political subdivisions	26,758	754	(293)	27,219
Corporates (1)	1,276,906	112,821	(3,806)	1,385,921
Mortgage- and asset-backed securities	523,130	31,366	(3,018)	551,478
Total fixed-maturity securities	1,929,757	158,790	(7,186)	2,081,361
Equity securities	17,394	5,826	(7)	23,213
Total fixed-maturity and equity securities	$1,947,151	$164,616	$(7,193)	$2,104,574
____________________

(1)	Includes $3.5 million of other-than-temporary impairment losses recognized in AOCI.
In November 2011, we repurchased approximately $200.0 million of our common stock from Citi and funded the repurchase with the proceeds from a dividend paid by Primerica Life. The dividend from Primerica Life to the Parent Company was funded via sales of investments and available cash. The decrease in invested assets as of December 31, 2011 was primarily the result of securities sold to fund the dividend.

The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale securities was as follows:

	December 31,
	2011	2010
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$153,180	$157,423
Currency swaps	96	1,059
Less foreign currency translation adjustment	(6,481)	(9,600)
Other-than-temporary impairments	2,562	3,500
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	149,357	152,382
Less deferred income taxes	52,275	54,060
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$97,082	$98,322
We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of these securities was as follows:

	December 31,
	2011	2010
	(In thousands)
Fixed-maturity securities classified as trading, carried at fair value	$9,640	$22,767
During 2011, we transferred approximately $8.9 million of securities from the trading portfolio to the available-for-sale portfolio. Because the securities were transferred at fair value, no gain or loss was recognized.
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
As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were as follows:

	December 31,
	2011	2010
	(In thousands)
Fair value of investments on deposit with governmental authorities	$19,100	$18,984
We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. Cash collateral received and reinvested was as follows:

	December 31,
	2011	2010
	(In thousands)
Securities lending collateral	$149,358	$181,726

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio follows.

	December 31, 2011
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$129,440	$132,660
Due after one year through five years	622,321	663,968
Due after five years through 10 years	583,762	653,078
Due after 10 years	50,699	58,260
	1,386,222	1,507,966
Mortgage- and asset-backed securities	425,137	451,190
Total fixed-maturity securities	$1,811,359	$1,959,156
Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
Investment Income. On March 31, 2010, we transferred a significant portion of our invested asset portfolio to the Citi reinsurers in connection with our corporate reorganization. As such, comparisons of net investment income to prior years will reflect the effects of these transfers and result in significant variances. The components of net investment income were as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Fixed-maturity securities	$109,907	$168,051	$352,753
Equity securities	717	1,822	6,923
Policy loans and other invested assets	1,414	1,403	1,549
Cash and cash equivalents	307	562	2,887
Market return on deposit asset underlying 10% reinsurance agreement	2,020	1,471	299
Gross investment income	114,365	173,309	364,411
Investment expenses	5,764	8,198	13,085
Net investment income	$108,601	$165,111	$351,326
The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Gross realized investment gains (losses):
Gains from sales	$8,382	$47,925	$42,983
Losses from sales	(441)	(2,257)	(3,518)
Other-than-temporary impairment losses	(2,015)	(12,158)	(61,394)
Gains (losses) from bifurcated options	514	635	(41)
Net realized investment gains (losses)	$6,440	$34,145	$(21,970)
Gross realized investment gains reclassified from accumulated other comprehensive income	$5,926	$33,510	$(21,929)
Proceeds from sales or other redemptions	$592,968	$1,543,976	$1,592,687
Other-Than-Temporary Impairment. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible other-than-temporary impairment (OTTI). An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an unrealized loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity.

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

•	Analysis of residential mortgage-backed securities based on loss projections provided by models compared to current credit enhancement levels;

•	Analysis of our other fixed-maturity and equity security investments, as required based on the type of investment; and

•	Analysis of downward credit migrations that occurred during the quarter.
Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were as follows:

	December 31,
	2011	2010
	(In thousands)
Fixed-maturity and equity security investments with cost basis in excess of fair value	$286,718	$258,947
The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2011
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$—	$—	—	$—	$—	—
Foreign government	7,150	(179)	10	—	—	—
States and political subdivisions	—	—	—	—	—	—
Corporates	188,643	(6,979)	185	4,092	(868)	11
Mortgage- and asset-backed securities	49,026	(478)	60	25,280	(2,867)	30
Total fixed-maturity securities	244,819	(7,636)		29,372	(3,735)
Equity securities	850	(306)	78	—	—	—
Total fixed-maturity and equity securities	$245,669	$(7,942)		$29,372	$(3,735)

	December 31, 2010
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$6,350	$(61)	2	$—	$—	—
Foreign government	2,478	(8)	1	—	—	—
States and political subdivisions	11,015	(293)	29	—	—	—
Corporates	151,291	(2,961)	104	12,690	(845)	14
Mortgage- and asset-backed securities	30,685	(365)	25	37,215	(2,653)	20
Total fixed-maturity securities	201,819	(3,688)		49,905	(3,498)
Equity securities	—	—	—	30	(7)	2
Total fixed-maturity and equity securities	$201,819	$(3,688)		$49,935	$(3,505)
The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	December 31, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$3,983	$5,168	$970	$1,558
Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Impairments on fixed-maturity securities in default	$179	$39	$20,275
Impairments on fixed-maturity securities not in default	1,831	11,855	38,765
Impairments on equity securities	5	264	2,354
Total impairment charges	$2,015	$12,158	$61,394
The fixed-maturity and equity securities noted above were considered to be other-than-temporarily impaired due to adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; and analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. During 2011, we recognized impairment charges primarily as a result of further declines in the fair value of previously impaired corporate and mortgage-backed securities. During 2010 and 2009, we recognized impairments primarily as a result of our intent to sell certain corporate and mortgage-backed securities in anticipation of the reinsurance and reorganization transactions.
As of December 31, 2011, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability to hold these investments until a market price recovery or maturity as well as no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.

Net impairment losses recognized in earnings were as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or is more-likely-than-not that it will not be required to sell:
Total OTTI losses recognized	$1,109	$1,402	$34,616
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	(183)	(553)	(13,573)
Net impairment losses recognized in earnings for securities that the Company does not intend to sell or is more-likely-than-not that it will not be required to sell before recovery	926	849	21,043
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	1,089	11,309	40,351
Net impairment losses recognized in earnings	$2,015	$12,158	$61,394
The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held follows.

	Year ended December 31,
	2011	2010
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$41,129	$98,528
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	830	9,842
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	1,180	2,052
Reductions due to sales, maturities or calls of credit impaired securities	(9,067)	(69,293)
Cumulative OTTI credit losses recognized for securities still held, end of period	$34,072	$41,129
Derivatives. We use foreign currency swaps to reduce our foreign exchange risk due to direct investment in foreign currency-denominated debt securities. The aggregate notional balance and fair value of these currency swaps follow.

	December 31,
	2011	2010
	(In thousands)
Aggregate notional balance of currency swaps	$5,878	$5,878
Aggregate fair value of currency swaps	(2,032)	(2,228)
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

	December 31,
	2011	2010
	(In thousands)
Aggregate fair value of embedded conversion options	$8,583	$3,269
We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred loss related to closed forward contracts	$26,385	$26,385

While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

(4) Fair Value of Financial Instruments
Fair value is the price that would be received upon the sale of an asset in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We classify and disclose all invested assets carried at fair value in one of the following three categories:

•
Level 1. Quoted prices for identical instruments in active markets. Level 1 primarily consists of financial instruments whose value is based on quoted market prices in active markets, such as exchange-traded common stocks and actively traded mutual fund investments;

•
Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; certain mortgage- and asset-backed securities and certain non-exchange-traded derivatives, such as currency swaps and forwards; and

•
Level 3. Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid fixed-maturity corporate securities.

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
The estimated fair value and hierarchy classifications were as follows:

	December 31, 2011
	Level 1	Level 2	Level 3	Fair value
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$10,985	$—	$10,985
Foreign government	—	111,845	—	111,845
States and political subdivisions	—	30,935	—	30,935
Corporates	256	1,349,021	4,924	1,354,201
Mortgage- and asset-backed securities	—	449,228	1,962	451,190
Total fixed-maturity securities	256	1,952,014	6,886	1,959,156
Equity securities	18,069	8,592	51	26,712
Trading securities	—	9,640	—	9,640
Separate accounts	—	2,408,598	—	2,408,598
Total fair value assets	$18,325	$4,378,844	$6,937	$4,404,106
Fair value liabilities:
Currency swaps	$—	$2,032	$—	$2,032
Separate accounts	—	2,408,598	—	2,408,598
Total fair value liabilities	$—	$2,410,630	$—	$2,410,630

	December 31, 2010
	Level 1	Level 2	Level 3	Fair value
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$22,202	$—	$22,202
Foreign government	—	94,541	—	94,541
States and political subdivisions	—	27,219	—	27,219
Corporates	—	1,366,774	19,147	1,385,921
Mortgage- and asset-backed securities	—	549,188	2,290	551,478
Total fixed-maturity securities	—	2,059,924	21,437	2,081,361
Equity securities	15,110	4,542	3,561	23,213
Trading securities	—	22,767	—	22,767
Separate accounts	—	2,446,786	—	2,446,786
Total fair value assets	$15,110	$4,534,019	$24,998	$4,574,127
Fair value liabilities:
Currency swaps	$—	$2,228	$—	$2,228
Separate accounts	—	2,446,786	—	2,446,786
Total fair value liabilities	$—	$2,449,014	$—	$2,449,014
In assessing fair value of our investments, we use a third-party pricing service for approximately 94% of our securities. The remaining securities are primarily thinly traded securities valued using models based on observable inputs on public corporate spreads having similar tenors (e.g., sector, average life and quality rating) and liquidity and yield based on quality rating, average life and treasury yields. All observable data inputs are corroborated by independent third-party data. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification as we are unable to evaluate the valuation technique(s) or significant inputs used to develop the quote.
We corroborate pricing information provided by our third-party pricing servicing by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and or independently developed pricing methodologies.
We perform internal reasonableness assessments on fair value determinations within our portfolio throughout the month and at month-end, including pricing variance analyses and comparisons to alternative pricing sources and benchmark returns. If a fair value appears unusual relative to these assessments, we will re-examine the inputs and may challenge a fair value assessment made by the pricing service. If there is a known pricing error, we will request a reassessment by the pricing service. If the pricing service is unable to perform the reassessment on a timely basis, we will determine the appropriate price by requesting a reassessment from an alternative pricing service or other qualified source as necessary. We do not adjust quotes or prices except in a rare circumstance to resolve a known error.
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
Where specific market information is unavailable for certain securities, pricing models produce estimates of fair value primarily using Level 2 inputs along with certain Level 3 inputs. These models include matrix pricing. The pricing matrix uses current treasury rates and credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry- or issuer-specific credit characteristics and the security’s time to maturity, if warranted. Remaining un-priced securities are valued using an estimate of fair value based on indicative market prices that include significant unobservable inputs not based on, nor corroborated by, market information, including the utilization of non-

binding broker quotes.
The roll-forward of the Level 3 asset category was as follows:

	Year ended December 31,
	2011	2010
	(In thousands)
Level 3 assets, beginning of period	$24,998	$771,271
Net unrealized losses through other comprehensive income	(169)	(2,904)
Net realized gains (losses) through realized investment gains, including OTTI	1,446	(28)
Purchases	—	11,250
Sales	(4,770)	(24,049)
Settlements	(2,747)	(16,105)
Transfers into level 3	9	44,522
Transfers out of level 3	(11,830)	(236,587)
Transfers due to funding of reinsurance transactions	—	(522,372)
Level 3 assets, end of period	$6,937	$24,998
We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 during 2011 and 2010.
Invested assets included in the transfer from Level 2 to Level 3 in both 2011 and 2010 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data. Invested assets included in the transfer from Level 3 to Level 2 in 2011 primarily were fixed-maturity investments for which we were able to corroborate independent broker quotes with observable market data. Invested assets included in the transfer from Level 3 to Level 2 during 2011 primarily were fixed-maturity investments with embedded options for which we were able to obtain independent pricing quotes based on observable inputs. Invested assets included in the transfer from Level 3 to Level 2 during 2010 primarily were non-agency mortgage-backed securities. There were no significant transfers between Level 1 and Level 3 during 2011 and 2010.
The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$1,959,156	$1,959,156	$2,081,361	$2,081,361
Equity securities	26,712	26,712	23,213	23,213
Trading securities	9,640	9,640	22,767	22,767
Policy loans	25,982	25,982	26,229	26,229
Other invested assets	14	14	14	14
Deposit asset underlying 10% reinsurance agreement	59,975	59,975	50,099	50,099
Separate accounts	2,408,598	2,408,598	2,446,786	2,446,786
Liabilities:
Note payable	$300,000	$329,779	$300,000	$323,670
Currency swaps and forwards	2,032	2,032	2,228	2,228
Separate accounts	2,408,598	2,408,598	2,446,786	2,446,786
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
Fair Value Option. In connection with our corporate reorganization, in the first quarter of 2010 we transferred to Citi or sold to third parties all of the securities that had previously been accounted for using the fair value option. On January 1, 2010, these securities had a fair value of approximately $7.7 million. Fair value gains included in net investment income were approximately $667,000 in 2010 and approximately $3.1 million in 2009.

(5) Reinsurance
Reinsurance arrangements do not relieve us of our primary obligation to the policyholder. Our reinsurance contracts typically do not have a fixed term. In general, the reinsurers' ability to terminate coverage for existing cessions is limited to such circumstances as material breach of contract or nonpayment of premiums by the ceding company. Our reinsurance contracts generally contain provisions intended to provide the ceding company with the ability to cede future business on a basis consistent with historical terms. However, either party may terminate any of the contracts with respect to the future business upon appropriate notice to the other party. Generally, the reinsurance contracts do not limit the overall amount of the loss that can be incurred by the reinsurer.
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
Due from reinsurers represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in due from reinsurers that we paid and which are recoverable from those reinsurers were as follows:

	December 31,
	2011	2010
	(In thousands)
Ceded claim liabilities recoverable from reinsurers	$37,756	$30,981
As part of our corporate reorganization and prior to completion of the IPO, we formed a new subsidiary, Prime Re, to which we made an initial capital contribution. On March 31, 2010, we entered into a series of coinsurance agreements with the Citi reinsurers. Under these agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies in force at year-end 2009. Because these agreements were part of a business reorganization among entities under common control, they did not generate any deferred gain or loss upon their execution. Concurrent with signing these agreements, we transferred the corresponding account balances in respect of the coinsured policies along with the assets to support the statutory liabilities assumed by the Citi reinsurers. On April 1, 2010, as part of our corporate reorganization, we transferred all of the issued and outstanding capital stock of Prime Re to Citi. Each of the transferred account balances, including the invested assets and the distribution of Prime Re, were transferred at book value with no gain or loss recorded in net income.
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
A fourth coinsurance agreement relates to a 10% reinsurance transaction that includes an experience refund provision. This agreement does not satisfy GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our balance sheet for assets backing the economic reserves. The deposit assets held in support of this agreement were $60.0 million at December 31, 2011, with no associated liability. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on these deposit assets is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. We pay Prime Re a 3% finance charge for any statutory reserves required above the economic reserves. This finance charge is reflected in interest expense in our statements of income.
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
Due from reinsurers represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in due from reinsurers that we paid and which are recoverable those reinsurers were as follows:

	December 31,
	2011	2010
	(Dollars in millions)
Direct life insurance in force	$669,939	$662,135
Amounts ceded to other companies	(596,975)	(600,807)
Net life insurance in force	$72,964	$61,328
Percentage of reinsured life insurance in force	89%	91%
Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	December 31, 2011		December 31, 2010
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In millions)
Prime Reinsurance Company (1)	$2,439	NR	$2,353	NR
Financial Reassurance Company 2010, Ltd. (1)	335	NR	333	NR
American Health and Life Insurance Company (1)	164	A-	156	A
Due from related party reinsurers	2,938		2,842
Swiss Re Life & Health America Inc. (3)	253	A+	242	A
SCOR Global Life Reinsurance Companies	143	A	139	A
Generali USA Life Reassurance Company	115	A-	112	A
Transamerica Reinsurance Companies	104	A+	103	A+
Munich American Reassurance Company	99	A+	97	A+
Korean Reinsurance Company	83	A	83	A-
RGA Reinsurance Company	68	A+	64	A+
All other reinsurers	53	—	50	—
Due from reinsurers (2)	$3,856		$3,732
____________________
NR – not rated

(1)	Amounts shown are net of their share of the reinsurance recoverable from other reinsurers. As of December 31, 2011, the reinsurer was no longer a related party.

(2)	Totals may not add due to rounding.

(3)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.
Certain reinsurers with which we do business receive group ratings. Individually, those reinsurers are Scor Global Life Re Insurance Company of Texas, Scor Global Life U.S. Re Insurance Company, Transamerica Financial Life Insurance Company, and Transamerica Life Insurance Company.

As Prime Re and Financial Reassurance Company 2010, Ltd. (FRAC) do not have financial strength ratings, we required various safeguards prior to executing the coinsurance agreements with these entities. Both coinsurance agreements include provisions to ensure that Primerica Life and Primerica Life Canada receive full regulatory credit for the reinsurance treaties. Under these agreements, Primerica Life and Primerica Life Canada will be able to recapture the ceded business with no fee in the event Prime Re or FRAC do not comply with the various safeguard provisions in their respective coinsurance agreements. Prime Re also has entered into a capital maintenance agreement requiring Citi to provide additional funding, if needed, at any point during the term of the agreement up to the maximum as described in the capital maintenance agreement.
In October 2010, a routine reinsurance audit identified payments to reinsurers that may have exceeded our obligations under our reinsurance agreements. We were uncertain of our ability to recover past ceded premiums, but in the fourth quarter of 2010, we approached our reinsurers and reached agreements to recover certain of these past ceded premiums for post-issue underwriting class upgrades. The most common reason for such an upgrade occurs when a policyholder who was originally issued a term life policy as a tobacco user subsequently quits using tobacco. Historically, we have reduced policyholder premiums for such upgrades, but have not reduced ceded premiums to reflect the new underwriting class. As a result, we reduced ceded premiums in 2010 by approximately $13.1 million related to the agreements obtained with certain reinsurers to recover these ceded premiums. The recoveries recognized in 2010 reflect the agreements signed in the fourth quarter of 2010. Additionally, in the first quarter of 2011 we reduced ceded premiums by approximately $8.7 million related to agreements obtained with certain reinsurers to recover ceded premiums. The recoveries recognized in 2011 reflect the agreements signed in 2011. Further recoveries, if any, are not expected to be significant.

(6) Deferred Policy Acquisition Costs
The balances of and changes in DAC were as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
DAC balance, beginning of period	$853,211	$2,789,905	$2,727,422
Capitalization	317,910	317,069	391,079
Amortization	(119,348)	(168,035)	(381,291)
Transferred to Citi reinsurers	—	(2,099,941)	—
Foreign exchange and other	(1,136)	14,213	52,695
DAC balance, end of period	$1,050,637	$853,211	$2,789,905
Investment yield reserve assumptions at December 31, 2011 ranged from 3.5% to 7.0% while investment yield assumptions ranged from 4.0% to 7.0% at December 31, 2010. We lowered the interest rate assumption in 2011 to reflect rates available in the current interest rate environment.

(7)	Intangible Assets
The components of intangible assets were as follows:

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands )
Amortizing intangible asset	$84,871	$(58,218)	$26,653
Indefinite-lived intangible asset	45,275	—	45,275
Total intangible assets	$130,146	$(58,218)	$71,928

	December 31, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Amortizing intangible asset	$84,871	$(54,789)	$30,082
Indefinite-lived intangible asset	45,275	—	45,275
Total intangible assets	$130,146	$(54,789)	$75,357

We have an amortizing intangible asset related to a 1995 sales agreement termination payment to Management Financial Services, Inc. This asset is supported by a non-compete agreement with the founder of our business model. We calculate the amortization of this contract buyout on a straight-line basis over 24 years, which represents the life of the non-compete agreement. Intangible asset amortization expense was approximately $3.4 million in 2011 and approximately $3.5 million in each of 2010 and 2009. Amortization expense is expected to be approximately $3.4 million annually during the remainder of the amortization period. We assessed this asset for impairment as of October 1, 2011 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.
We also have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with our sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance products on a significant scale, and as such, is considered to have an indefinite life. No amortization was recognized on this asset during the three-year period ended December 31, 2011. This intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of October 1, 2011 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.
(8) Separate Accounts

The Funds consist of a series of five banded investment funds known as the Asset Builder Funds and a money market fund known as the Cash Management Fund. The principal investment objective of each of the Asset Builder Funds is to achieve long-term growth while preserving capital through a diversified portfolio of publicly traded Canadian stocks, investment-grade corporate bonds, Government of Canada bonds, and foreign equity investments. The Cash Management Fund invests in government guaranteed short-term bonds and short-term commercial and bank papers, with the principal investment objective being the provision of interest income while maintaining liquidity and preserving capital.

Payments to policyholders under these contract offerings are only due upon death or upon a specific maturity date. Payments are based on the value of the policyholder's units in the portfolio at the payment date, but are guaranteed to be no less than 75% of the policyholder's contribution. Account values are not guaranteed for withdrawn units if policyholders make withdrawals prior to the maturity dates. Maturity dates vary policy-by-policy and range from 10 to 50 years from the policy issuance date.

Both the asset and the liability for the separate accounts reflect the value of the underlying assets in the portfolio as of the reporting date. Primerica Life Canada's exposure to losses under the guarantee at the time of account maturity is limited to policyholder accounts that have declined in value more than 25% since the original funding date. Because maturity dates range from 10 to 50 years, the likelihood of accounts meeting both of these criteria at any given point is very small. Additionally, the portfolio consists of a very large number of individual contracts, further spreading the risk related to the guarantee being exercised upon death. The length of the contract terms provides significant opportunity for the underlying portfolios to recover any short-term losses prior to maturities or deaths of the policyholders.

We periodically assess the exposure related to these contracts to determine whether any additional liability should be recorded. As of December 31, 2011 and 2010, an additional liability for these contracts was deemed to be unnecessary.

(9) Insurance Reserves
Changes in policy claims and other benefits payable were as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Policy claims and other benefits payable, beginning of period	$229,895	$218,390	$225,641
Less reinsured policy claims and other benefits payable	233,346	184,381	174,221
Net balance, beginning of period	(3,451)	34,009	51,420
Incurred related to current year	142,685	221,601	485,629
Incurred related to prior year	391	177	(1,852)
Total incurred	143,076	221,778	483,777
Paid related to current year	(153,540)	(193,320)	(455,377)
Paid related to prior year	18,945	(35,313)	(47,741)
Total paid	(134,595)	(228,633)	(503,118)
Transferred to Citi reinsurers	—	(31,125)	—
Foreign currency	(206)	520	1,930
Net balance, end of period	4,824	(3,451)	34,009
Add reinsured policy claims and other benefits payable	236,930	233,346	184,381
Balance, end of period	$241,754	$229,895	$218,390
The decrease in incurred and paid balances since 2009 reflects the effect of the Citi reinsurance transactions executed in connection with our corporate reorganization. Because the Citi reinsurance transactions were executed on March 31, 2010 but transferred the economic impact of the agreements retroactive to January 1, 2010, we have reflected reinsured claims activity attributable to the underlying policies as a reduction to policy claims and other benefits payable in 2010 in the amount of $31.1 million.
Investment yield reserve assumptions at December 31, 2011 from 3.5% to 7.0% while investment yield assumptions ranged from 4.0% to 7.0% in 2010. During 2010, we lowered the interest rate assumption to reflect rates available in the current interest rate environment.

(10) Note Payable
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
We were in compliance with all of the covenants of the Citi note at December 31, 2011. No events of default or defaults occurred during the year ended December 31, 2011.

(11) Income Taxes
Income tax expense (benefit) attributable to income from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2011:
Federal	$58,542	$19,007	$77,549
Foreign	30,807	(11,417)	19,390
State and local	793	(164)	629
Total tax expense	$90,142	$7,426	$97,568

Year ended December 31, 2010:
Federal	$71,533	$43,007	$114,540
Foreign	37,795	(10,660)	27,135
State and local	7	(317)	(310)
Total tax expense	$109,335	$32,030	$141,365

Year ended December 31, 2009:
Federal	$217,339	$6,623	$223,962
Foreign	68,732	(25,949)	42,783
State and local	(890)	(489)	(1,379)
Total tax expense	$285,181	$(19,815)	$265,366
Total income tax expense is different from the amount determined by multiplying earnings before income taxes by the statutory federal tax rate of 35%. The reason for such difference follows:

	Year ended December 31,
	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$96,545	35.0%	$139,699	35.0%	$265,984	35.0%
Other	1,023	0.4%	1,666	0.4%	(618)	(0.1)%
Total tax expense/effective rate	$97,568	35.4%	$141,365	35.4%	$265,366	34.9%
In conjunction with the IPO and the private sale, we made elections under Section 338(h)(10) of the Internal Revenue Code, which resulted in changes to our deferred tax balances and reduced stockholders’ equity by $174.7 million.
Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Policy benefit reserves and unpaid policy claims	$163,451	$132,006
Intangibles and tax goodwill	47,686	37,719
Other	12,919	9,542
Total deferred tax assets	224,056	179,267
Deferred tax liabilities:
Deferred policy acquisition costs	(279,712)	(247,344)
Investments	(24,891)	(17,469)
Unremitted earnings on foreign subsidiaries	(2,593)	—
Other	(15,160)	(7,456)
Total deferred tax liabilities	(322,356)	(272,269)
Net deferred tax liabilities	$(98,300)	$(93,002)
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
The Company has state net operating losses resulting in a deferred tax asset of approximately $1.0 million, which are available for use through 2030. The Company has no other material net operating loss or credit carryforwards.
There was no deferred tax asset valuation allowance at December 31, 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
The Company has direct ownership of a group of controlled foreign corporations in Canada. We have asserted a position of permanent reinvestment for the difference in share basis and certain operational earnings. It is not practicable to estimate the amount of deferred taxes associated with this difference at this time. For those operational earnings for which we have not made a permanent reinvestment assertion, we have established a deferred tax liability to account for the U.S. tax liability that will occur upon repatriation of such earnings.

	December 31,
	2011	2010
	(In thousands)
Unrecognized tax benefits, beginning of period	$25,191	$26,608
Change in prior period unrecognized tax benefits	920	(300)
Change in current period unrecognized tax benefits	2,171	2,112
Reductions as a result of a lapse in statute of limitations	(6,926)	(3,229)
Unrecognized tax benefits, end of period	$21,356	$25,191
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was as follows:

	December 31,
	2011	2010
	(In thousands)
Unrecognized tax benefits yet to impact the effective tax rate	$6,666	$4,859
We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. The total amount of accrued interest and penalties in the consolidated and combined balance sheet follows.

	December 31,
	2011	2010
	(In thousands)
Total amount of accrued interest and penalties	$4,054	$3,932
We recognized an interest benefit related to unrecognized tax benefits in the consolidated and combined statements of income as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Interest benefit related to unrecognized tax benefits	$191	$2,576	$3,062
During the first quarter of 2010, our federal income tax return was included as part of Citi’s consolidated federal income tax return. In March 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citi. In accordance with the tax separation agreement, Citi is responsible for and shall indemnify and hold the Company harmless from and against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability with respect to the Company for any taxable period ending on or before April 2010. After the closing date of the IPO, the Company was no longer part of Citi’s consolidated federal income tax return.
We have no penalties included in calculating our provision for income taxes. As mentioned above, the Company is a party to a tax separation agreement that includes a tax indemnification agreement, which was negotiated and executed as part of the separation from Citi. The indemnification requires Citi to cover income tax liabilities incurred by the Company for any consolidated, combined, or unitary returns that end on or prior to the separation. As of December 31, 2011, the Company had a Citi tax indemnification asset of $15.2 million. All consolidated, combined or unitary tax liabilities are payable to either the Parent Company or Primerica Life, while tax liabilities related to separate return filings are payable to the appropriate taxing authority.
There is no significant change that is reasonably possible to occur within twelve months of the reporting date.
The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the years ended December 31, 2006 and thereafter for federal tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2005 and thereafter for federal and provincial tax purposes.

(12) Stockholders’ Equity
Prior to April 1, 2010, we had 100 shares of outstanding common stock. In the second quarter of 2010, we issued common stock as part of our corporate reorganization. A reconciliation of the number of shares of our common stock follows.

	Year ended December 31,
	2011	2010 (1)
	(In thousands)
Common stock - issued:
Balance, beginning of period	72,843	—
Shares issued to Citi in connection with the IPO	—	75,000
New shares of common stock issued, net	348	11
Shares of common stock issued upon lapse of restricted stock units (RSUs)	784	122
Common stock retired	(9,092)	—
Treasury stock retired	—	(2,290)
Balance, end of period	64,883	72,843
Treasury stock:
Balance, beginning of period	—	—
Treasury stock contributed from Citi	—	(5,021)
Treasury stock acquired	—	(6)
Treasury stock reissued as restricted common stock	—	2,737
Treasury stock retired	—	2,290
Balance, end of period	—	—
Common shares outstanding, end of period	64,883	72,843
____________________
(1) Period following our corporate reorganization and IPO on April 1, 2010

In November 2011, we repurchased approximately 8.9 million shares from Citi at a price of $22.42 per share, for a total purchase price of approximately $200.0 million. The per-share purchase price was determined based on the volume-weighted average price per share of Primerica common stock during the seven-day period prior to execution of the repurchase agreement. We funded this repurchase with funds made available by a dividend from Primerica Life to the Parent Company.

The above reconciliation excludes RSUs which do not have voting rights and are subject to sale restrictions. As the restrictions lapse during the three years following the issuance of the RSUs, we will issue common shares with voting rights. As of December 31, 2011, we had a total of approximately 3.2 million RSUs outstanding, including approximately 535,200 RSUs granted in 2011.

The following 2010 transactions took place in 2010 on or after April 1, 2010:

•	we issued 74,999,900 shares of common stock to Citi;

•	we issued warrants to Citi, exercisable for 4,103,110 additional shares of our common stock;

•	our common stock began trading under the ticker symbol PRI on the New York Stock Exchange;

•	Citi sold 24,564,000 shares of our common stock to the public in the IPO;

•	Citi contributed 5,021,412 shares of common stock back to us;

•	we granted equity awards consisting of 2,615,000 RSUs to certain sales force leaders;

•	we granted 2,560,000 equity awards to management in the form of restricted common stock and RSUs;

•	we issued 210,166 shares of restricted common stock upon the conversion of fully vested restricted stock awards previously granted by Citi and held by certain of our sales force leaders;

•	we issued 11,246 shares of restricted common stock upon the conversion of restricted stock awards previously granted by Citi and held by management;

•	we retired 2,284,375 common shares underlying the RSU awards described above, plus an additional 7,098 common shares to cover withholding taxes and employee forfeitures; and

•	we granted 11,858 shares of restricted common stock to our independent directors.
As a result of the issuance of the 2010 equity awards, we recorded non-cash compensation charges based on the fair value of awards vested during the reporting period. Employee awards representing 2,571,246 shares were measured at their April 1, 2010 grant date fair values of $15.00 per share and vest over three years. We believe compensation expense related to these awards will be approximately $3.1 million per quarter, subject to change based on deviations from our forecasted forfeiture rates.
We granted 1,865,000 RSUs to certain sales force leaders on April 1, 2010. These RSUs were fully vested on April 1, 2010 with deferred delivery occurring over three years. We recorded the related compensation expense for the IPO grants, which excluded the converted awards, upon vesting. Because the awards were subject to deferred delivery and/or sale restrictions following their vesting, their fair value was discounted to reflect a corresponding illiquidity discount.
An additional 750,000 RSUs were granted to sales force leaders between April 1, 2010 and October 1, 2010, which vested between July 1, 2010 and January 1, 2011, with deferred delivery occurring over three years. These additional awards varied with and primarily related to life insurance policy acquisitions. As such, we deferred $12.3 million and recognized a corresponding increase in DAC which will be amortized over the life of the underlying policies. The fair value of these awards also has been discounted to properly reflect the illiquidity discount due to sales restrictions existing after the awards have vested.
In connection with the conversion of Citi stock awards to Primerica stock awards and concurrent with the signing of the reinsurance agreements on March 31, 2010, we recorded a reclass of approximately $23.5 million from due to affiliates and other liabilities to paid-in capital and Citi converted the underlying payable to a capital contribution.
In April 2010, Citi sold approximately 16.4 million shares of our common stock to Warburg Pincus for an aggregate purchase price of $230.0 million. The sale also included warrants held by Citi that will allow the Warburg Pincus funds to acquire from us an aggregate of approximately 4.1 million additional shares of our common stock, for up to seven years, at an exercise price of $18.00 per share. The warrants may be physically settled or net share settled at the option of the warrant holder. The warrant holder does not have the option to cash settle any portion of the warrants. The warrants are classified as permanent equity based on the fair value at the original April 1, 2010 issuance date. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as equity. Because the warrants were issued as a return of capital to Citi, there was no net impact on stockholders’ equity related to the warrants. The warrant holder is not entitled to receipt of dividends declared on the underlying common stock or non-voting common stock (but will be entitled to adjustments for extraordinary dividends), or to any voting or other rights that might accrue to holders of common stock or non-voting common stock. As of December 31, 2011, Warburg Pincus owned approximately 16.4 million shares of our outstanding common stock.

(13) Earnings Per Share
The calculation of basic and diluted EPS follows.

	Year ended December 31,
	2011	2010 (1)
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$178,276	$257,778
Income attributable to unvested participating securities	(5,565)	(10,433)
Net income used in calculating basic EPS	$172,711	$247,345
Denominator:
Weighted-average vested shares	72,283	72,099
Basic EPS	$2.39	$3.43

Diluted EPS:
Numerator:
Net income	$178,276	$257,778
Income attributable to unvested participating securities	(5,507)	(10,326)
Net income used in calculating diluted EPS	$172,769	$247,452
Denominator:
Weighted-average vested shares	73,107	72,882
Diluted EPS	$2.36	$3.40
____________________
(1) Pro forma basis using weighted-average shares, including the shares issued or issuable upon lapse of restrictions following our April 1, 2010 corporate reorganization as though they had been issued and outstanding on January 1, 2010.

(14) Share-Based Transactions
As of December 31, 2011, the Company had outstanding equity awards under its Omnibus Incentive Plan (OIP). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. As of December 31, 2011, we had 4.5 million shares available for future grants under this plan.
Employee Share-Based Transactions
The following table summarizes employee and director restricted stock activity during 2011 and 2010.

		Weighted-average measurement-date fair value per share
	Shares
	(Shares in thousands)
Unvested employee restricted stock and RSUs, December 31, 2009	—	$—
Granted in 2010	2,569	15.02
Forfeited in 2010	(3)	15.00
Conversions from awards in Citi shares	11	15.00
Vested in 2010	(11)	15.00
Unvested employee restricted stock and RSUs, December 31, 2010	2,566	15.02
Granted in 2011	368	25.65
Forfeited in 2011	(12)	18.25
Vested in 2011	(858)	15.04
Unvested employee restricted stock and RSUs, December 31, 2011	2,064	16.88
The value of restricted stock and RSUs granted to employees was based on the fair market value of our common stock at the date of grant. We granted shares of restricted stock to U.S. employees and non-employee directors and RSUs to Canadian employees. All outstanding management awards have time-based vesting requirements. These awards vest over three years and are not subject to any sales restrictions or deferred delivery following vesting.

In connection with our granting of management equity awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2011	2010
	(In thousands)
Management equity award expense	$16,139	$11,894
Tax benefit associated with management equity awards	5,530	3,971
Management equity award expense reflects vesting activity related to management IPO shares granted on April 1, 2010 as well as vesting activity for approximately 354,500 shares granted on February 22, 2011 at $25.80, less a nominal forfeiture adjustment. As of December 31, 2011, total compensation cost not yet recognized in our financial statements related to equity awards with time-based vesting conditions yet to be reached was as follows:

December 31, 2011
(Dollars in thousands)
Total management equity award compensation cost not yet recognized	$22,318
Weighted-average period over which cost will be recognized	1.5 years
Non-Employee Share-Based Transactions
The following table summarizes non-employee restricted stock unit activity during 2011 and 2010.

		Weighted-average measurement-date fair value per share
	Shares
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2009	—	—
Granted in 2010	2,615	$13.27
Vested in 2010	(2,427)	12.80
Unvested non-employee RSUs, December 31, 2010	188	19.37
Granted in 2011	517	17.17
Vested in 2011	(588)	17.70
Unvested non-employee RSUs, December 31, 2011	117	17.55
All of our 2011 non-employee share-based transactions relate to the granting of RSUs to members of our sales force. These awards are earned over a three month service period and vest at the conclusion of the service period. However, they are subject to long-term sales restrictions expiring over three years. Because the sale restrictions extend up to three years beyond the vesting period, the awards are subject to an illiquidity discount reflecting the risk associated with the post-vesting restrictions. To quantify this discount for each award, we used a series of Black-Scholes models with one-, two- and three-year tenors to estimate put option costs less a nominal transaction cost as a methodology for quantifying the cost of eliminating the downside risk associated with the sale restrictions.
The most significant assumptions in the Black-Scholes models were the volatility assumptions. Because our stock and the options on our stock have had a very limited active trading history, we derived volatility assumptions by analyzing other public insurance companies’ historical and implied volatilities over terms comparable to the sale restriction terms.
The following table presents the assumptions used in valuing quarterly RSU grants:

Year ended December 31,
	2011	2010
Expected volatility	29 to 67	36 to 52
Quarterly dividends expected	$0.01 to $0.03	$0.00 to $0.01
Risk-free interest rates	Less than 1%	Less than 2%
Our quarterly incentive awards to our sales force leaders have performance-based vesting requirements for which the granting and the service period occur within the same calendar quarter. These awards are granted in the form of RSUs which vest upon the conclusion of the quarterly contest and are subject to sale restrictions expiring over the three years subsequent to vesting. Because the awards are subject to sale restrictions following their vesting, their fair value is discounted to reflect a corresponding illiquidity discount. These awards vary with and primarily relate to acquiring life insurance policies and therefore are deferred and amortized in the same manner as other deferred policy acquisition costs.

Details on the granting and valuation of these awards follows:

	Year ended December 31,
	2011	2010
	(Dollars in thousands, except per-share amounts)
Total quarterly RSUs granted	517,374	750,000
Measurement date per-share fair value of awards	$14.08 to $21.06	$15.44 to $19.37
Illiquidity discounts	17% to 32%	20% to 28%
Quarterly incentive awards expense deferred	$8,805	$12,318
Concurrent tax benefit of deferred expense	$2,836	$4,031
As of December 31, 2011, all non-employee equity awards were fully vested with the exception of approximately 116,600 shares that vested on January 1, 2012. As such, any related compensation cost not recognized in our financial statements through December 31, 2011 is immaterial. Shares awarded under performance-based, non-employee grants were earned by certain of our sales force leaders based on performance criteria varying with and primarily relating to acquiring life insurance policies, and therefore increased our DAC. These amounts are then amortized over the terms of the underlying policies acquired.
For the year ended December 31, 2010, we also recognized approximately $22.4 million of expense in connection with the IPO shares granted to certain of our sales force leaders in April 2010. This IPO-related grant expense was partially offset by a tax benefit of approximately $7.1 million. The IPO price per share was $15.00. We recognized a discounted fair value of these awards of $12.00 per RSU, reflecting the illiquidity discount described above.
All of our outstanding equity awards are eligible for dividends or dividend equivalents regardless of vesting status.

(15) Statutory Accounting and Dividend Restrictions
U.S. Insurance Subsidiaries
Our U.S. insurance subsidiaries are required to report their results of operations and financial position to state authorities on the basis of statutory accounting practices prescribed or permitted by such authorities and the National Association of Insurance Commissioners (NAIC), which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Primerica Life’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the NAIC and the Massachusetts Division of Insurance (Massachusetts DOI), while NBLIC’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the NAIC and the New York State Department of Financial Services (NYSDFS). Our U.S. insurance subsidiaries’ ability to pay dividends is subject to and limited by the various laws and regulations of their respective states.
For Primerica Life, statutory dividend capacity is based on the greater of (1) the previous year’s statutory net gain from operations (not including pro rata distributions of any class of the insurer’s own securities) or (2) 10% of the previous year-end statutory surplus (net of capital stock), subject to a maximum limit equal to statutory unassigned surplus. Dividends that, together with the amount of other distributions or dividends made within the preceding 12 months, exceed this statutory limitation are referred to as extraordinary dividends. Extraordinary dividends require advance notice to the Massachusetts DOI, Primerica Life’s primary state insurance regulator, and are subject to potential disapproval. For dividends exceeding these thresholds, Primerica Life must provide notice to the Massachusetts DOI and receive notice that the Massachusetts DOI does not object to the payment of such dividends. Primerica Life’s statutory surplus was $440.6 million at December 31, 2011. Its statutory net gain from operations was $182.0 million in 2011. However, as a result of our corporate reorganization, we had negative unassigned surplus as of December 31, 2011. Therefore, any dividend payments in 2012 will require regulatory approval.
For NBLIC, statutory dividend capacity is based on the lesser of (1) 10% of the previous year-end statutory earned surplus or (2) the previous year’s statutory net gain from operations, not including realized capital gains. Dividends that, together with the amount of other distributions or dividends in any calendar year, exceed this statutory limitation are considered to be extraordinary dividends. Extraordinary dividends require advance notice to the NYSDFS, NBLIC’s primary state insurance regulator, and are subject to potential disapproval. For dividends exceeding these thresholds, NBLIC must provide notice to the NYSDFS and receive notice that the NYSDFS does not object to the payment of such dividends.

NBLIC’s earned surplus was $171.2 million as of December 31, 2011. Its statutory net gain from operations, not including realized capital gains, was $16.1 million in 2011.
The amount of dividends that our U.S. insurance subsidiaries may pay in 2012 without regulatory consent follows:

2012 Statutory Dividend Capacity
(In thousands)
Primerica Life	$181,995
NBLIC	16,075
The statutory capital and surplus of our U.S insurance subsidiaries was as follows:

	December 31,
	2011	2010
	(In thousands)
Primerica Life capital and surplus	$443,141	$629,842
NBLIC capital and surplus	173,679	163,249
Primerica Life and NBLIC both exceed the minimum risk-based capital requirements for insurance companies operating in the United States.
Canadian Insurance Subsidiary
Primerica Life Canada is incorporated under the provisions of the Canada Business Corporations Act and is a domiciled Canadian Company subject to regulation under the Insurance Companies Act (Canada) by the Office of the Superintendent of Financial Institutions Canada (OSFI) and by Provincial Superintendents of Financial Institutions/Insurance in those provinces in which Primerica Life Canada is licensed. The financial statements of Primerica Life Canada are prepared in accordance with International Financial Reporting Standards, or IFRS.
In Canada, dividends can be paid subject to the paying insurance company continuing to meet the regulatory requirements for capital adequacy and liquidity and upon 15 days’ minimum notice to OSFI. The amount of dividends that may be paid in 2012 without regulatory consent for Primerica Life Canada is CAD53.3 million, or $52.3 million using the December 31, 2011 period-end exchange rate.
Primerica Life Canada exceeds the minimum capital requirements for insurance companies regulated by the Office of Supervision of Financial Institutions in Canada.

(16) Commitments and Contingent Liabilities
Commitments
We lease office equipment and office and warehouse space under various noncancelable operating lease agreements that expire through June 2028. Rent expense was as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Minimum rent expense	$6,726	$6,490	$6,483
Total rent expense	$6,726	$6,490	$6,483
We had no contingent rent expense during 2011, 2010, and 2009. In September 2011, we signed an agreement to lease a new build-to-suit facility which will replace and consolidate substantially all of our existing Duluth, Georgia-based executive and home office operations. We expect the building to be complete and ready for occupancy in the second quarter of 2013. The initial lease term will be 15 years with estimated minimum annual rental payments ranging from approximately $4.5 million at inception to approximately $5.6 million in year 15. The leases covering our existing Duluth, Georgia-based executive and home office operations will terminate in the second quarter of 2013. As such, we do not expect a material increase in our annual operating lease expenditures.

At January 1, 2012, the minimum aggregate rental commitments for operating leases were as follows:

Year ending December 31,
(In thousands)
2012	$6,803
2013	6,559
2014	6,356
2015	5,863
2016	5,916
Thereafter	61,064
Total minimum rental commitments for operating leases Net investment income	$92,561
Contingent Liabilities
In late 2011 and early 2012, several arbitration claims were filed with the Financial Industry Regulatory Association (FINRA) against our subsidiary, PFS Investments, Inc. and certain of its registered representatives seeking unspecified damages arising from the allegation that the representatives improperly recommended that the claimants transfer their retirement benefits from the Florida Retirement System's defined benefit plan to its defined contribution plan. In addition, a case alleging the same claims has been filed against us, PFS Investments, Inc. and a registered representative in Miami-Dade County Circuit Court. We believe we have meritorious defenses to the claims, and we intend to vigorously defend against them. We could incur significant costs and liabilities defending and/or resolving these claims, and we are unable at this early stage to assess with confidence what effect, if any, the ultimate resolution of these claims will have on our business, financial position or results of operations.
The lawyer representing the claimants in this matter has informed us that he intends to pursue similar claims on behalf of other potential claimants. We could incur significant costs and liabilities defending and/or settling these claims, and we are unable at this early stage to assess with confidence what effect, if any, the ultimate resolution of these claims will have on our business, financial condition or results of operations.
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

(17) Benefit Plans

We participated in various benefit plans, including a pension plan and a 401(k) plan, sponsored by Citi during the period prior to our corporate reorganization in 2010. These plans are now either closed or no longer effective for our employees. The expense, if any, associated with the benefits earned under such plans was immaterial during 2011, 2010, and 2009.

In connection with our corporate reorganization, we established a 401(k) plan for the benefit of our employees in 2010. The expense associated with this plan was approximately $6.1 million in 2011 and approximately $3.1 million in 2010.

(18) Related Party Transactions
The net distributions we declared and paid to Citi, as a then-wholly owned subsidiary, were as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Distributions declared	$—	$3,491,556	$193,927
Distributions paid	—	3,491,556	44,927
Distributions payable	—	—	149,000
The increase in net distributions in 2010 was a direct result of the transactions executed in connection with our corporate reorganization.

The revenues we earned or expenses we incurred in connection with other material related party transactions were as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Loan origination service revenues from Citi affiliates	$4,990	$10,327	$29,519
Payroll,employee benefits and shared services expenses	—	(13,463)	(34,142)
Customer service telephone support expense	(4,286)	(5,921)	(6,406)
Citi stock award expense	—	(3,244)	(5,660)
We had various agreements with various wholly owned subsidiaries of Citi, whereby we provided these affiliates with certain services related to their origination of unsecured personal, consumer and student loans. The receivables related to these loan origination services were immaterial as of December 31, 2011 and 2010.
We had arrangements with various Citigroup affiliates whereby they provided payroll processing services and paid for employee benefits and various shared services on behalf of the Company. These arrangements terminated in July 2010. Amounts due to or from affiliates under these arrangements at December 31, 2010 were immaterial.
We had an arrangement with Citicorp Data Systems, Inc. (CDS), a wholly owned subsidiary of Citi, whereby CDS provided customer service telephone support for the Company. This arrangement terminated in October 2011.
We had arrangements in relation to unvested stock awards and other payables related to stock awards for various share-based compensation plans sponsored by Citi during the period prior to our corporate reorganization. These plans are closed or no longer effective for our employees except for exercise or delivery associated with awards granted prior to our corporate reorganization. The payables to Citi related to these agreements were as follows:

	December 31,
	2011	2010
	(In thousands)
Payables related to vested Citi stock awards	$2,249	$7,501
Remaining arrangements to provide services to or receive services from Citi affiliates were immaterial during 2011, 2010, and 2009.
In November 2011, we repurchased from Citi approximately 8.9 million shares of our common stock at a price of $22.42 per share, for a total purchase price of approximately $200.0 million. The per-share purchase price was determined based on the volume-weighted average price per share of Primerica, Inc. common stock during the seven-day period prior to execution of the repurchase agreement. We funded this repurchase with funds made available by a dividend from Primerica Life to the Parent Company.
In April 2011, Citi sold 12.0 million shares of our common stock in an underwritten public offering at a price of $22.75 per share. In December 2011, Citi sold approximately 8.1 million shares of our common stock, representing all of its remaining shares of our common stock, in an underwritten public offering at a price of $22.29 per share. We did not receive any proceeds from the sale of these shares. As required by the registration rights agreement, we incurred expenses of approximately $1 million on behalf of Citi in connection with these offerings.
In 2010, the Company forgave and wrote off an expense reimbursement receivable of approximately $0.7 million due from Warburg Pincus, a significant stockholder with two representatives on our Board of Directors at the time of the forgiveness. The receivable arose out of an agreement between Citi and Warburg Pincus pursuant to which Warburg Pincus agreed to reimburse the Company for a specified portion of certain costs expected to be incurred by the Company for a business event to be held in connection with the closing of the IPO. The agreement was signed prior to our corporate reorganization. Warburg Pincus requested a waiver of the obligation in 2010, which the Audit Committee approved.

Unaudited Quarterly Financial Data
In management's opinion, the following quarterly consolidated and combined financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited consolidated and combined financial statements. Financial information for the quarter ended March 31, 2010 was prepared on a combined basis, while financial information for quarters ending after March 31, 2010 was prepared on a consolidated basis.
We completed our IPO on April 1, 2010. Prior to April 2010, outstanding stock consisted of 100 shares of stock issued to Citi in October 2009. As such, pro forma per-share earnings for the quarter ended March 31, 2010 are not presented as they would not be comparable to per-share earnings in periods after the Transactions due to the substantial increase in shares used in the computation of earnings per share.

	Quarter ended March 31, 2011	Quarter ended June 30, 2011	Quarter ended September 30, 2011	Quarter ended December 31, 2011
	(In thousands, except per-share amounts)
Direct premiums	$552,069	$560,881	$560,739	$555,778
Ceded premiums	(422,238)	(435,564)	(425,643)	(419,630)
Net premiums	129,831	125,317	135,096	136,148
Commissions and fees	106,116	108,698	100,883	97,282
Net investment income	28,626	27,229	27,103	25,643
Realized investment gains (losses), including OTTI	327	2,035	(178)	4,256
Other, net	11,452	11,816	12,887	12,526
Total revenues	276,352	275,095	275,791	275,855
Total benefits and expenses	195,207	206,934	211,940	213,168
Income before income taxes	81,145	68,161	63,851	62,687
Income taxes	28,678	24,138	23,250	21,502
Net income	$52,467	$44,023	$40,601	$41,185

Earnings per share - basic	$0.69	$0.58	$0.54	$0.58
Earnings per share - diluted	$0.68	$0.58	$0.53	$0.57

	Quarter ended March 31, 2010	Quarter ended June 30, 2010	Quarter ended September 30, 2010	Quarter ended December 31, 2010
	(In thousands, except per-share amounts)
Direct premiums	$537,845	$547,455	$547,444	$548,330
Ceded premiums	(148,119)	(447,213)	(437,054)	(417,981)
Net premiums	389,726	100,242	110,390	130,349
Commissions and fees	91,690	93,226	89,737	108,288
Net investment income	82,576	27,991	27,855	26,688
Realized investment gains, including OTTI	31,057	374	1,015	1,700
Other, net	11,893	12,466	12,239	12,362
Total revenues	606,942	234,299	241,236	279,387
Total benefits and expenses	386,540	197,961	179,357	198,864
Income before income taxes	220,402	36,338	61,879	80,523
Income taxes	77,116	14,330	22,284	27,634
Net income	$143,286	$22,008	$39,595	$52,889

Earnings per share - basic	n/a	$0.29	$0.53	$0.70
Earnings per share - diluted	n/a	$0.29	$0.52	$0.69
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING MATTERS.
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2011 and 2010.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Co-Chief Executive Officers and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.
Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors of Primerica, Inc.:
We have audited Primerica, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Primerica, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Primerica, Inc. as of December 31, 2011 and 2010, and the related consolidated and combined statements of income, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP
Atlanta, Georgia
February 28, 2012

ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III
Pursuant to General Instruction G to Form 10-K, and as described below portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2011, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee and the Report of the Compensation Committee to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.
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
We have adopted corporate governance guidelines. The guidelines and the charters of our board committees are available in the corporate governance subsection of the investor relations section of our website, www.primerica.com, and are also available in print upon written request to the Corporate Secretary, Primerica, Inc., 3120 Breckinridge Boulevard, Duluth, GA 30099.
Item 10. Directors, Executive Officers and Corporate Governance.
For a list of executive officers, see Part I Item X. Executive Officers of the Registrant.

We have adopted a written code of conduct that applies to all directors, officers and employees, including a separate code that applies to only our principal executive officers and senior financial officers in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Conduct is available in the corporate governance subsection of the investor relations section of our website, www.primerica.com, and is available in print upon written request to the Corporate Secretary, Primerica, Inc., 3120 Breckinridge Blvd., Duluth, GA 30099. In the event that we make changes in, or provide waivers from, the provisions of the Code of Conduct that the SEC requires us to disclose, we will disclose these events in the corporate governance section of our website.
Except for the information above and the information set forth in Part I, Item X. Executive Officers of the Registrant, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Corporate Governance – Independence of Committee Members;

•	Corporate Governance – Code of Conduct;

•	Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance;

•	Board of Directors – Members of Our Board;

•	Board of Directors – Committees of the Board;

•	Executive Compensation – Employment Agreements with Named Executive Officers;

•	Audit Committee Matters – Report of the Audit Committee;

•	Related Party Transactions – Transactions with Citigroup; and

•	Related Party Transactions – Transactions with Warburg Pincus.

Item 11. Executive Compensation.
The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Board of Directors – Committees of the Board – Compensation Committee;

•	Board of Directors – Director Compensation; and

•	Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except for the information set forth in Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Corporate Governance – Beneficial Ownership of Common Stock.

Item 13. Certain Relationships and Relationships, and Director Independence.
The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Introductory paragraph to Corporate Governance;

•	Corporate Governance – Independence of Directors;

•	Corporate Governance – Categorical Standards of Independence;

•	Corporate Governance – Independence of Committee Members;

•	Board of Directors – Committees of the Board; and

•	Related Party Transactions.

Item 14. Principal Accounting Fees and Services.
The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on – Proposal 2: Ratification of the Appointment of the Independent Registered Public Accounting Firm;

•	Board of Directors – Committees of the Board – Audit Committee; and

•	Audit Committee Matters – Fees and Services of the Independent Registered Public Accounting Firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) 1. FINANCIAL STATEMENTS
Included in Part II, Item 8, of this report:
Primerica, Inc.:
2. FINANCIAL STATEMENT SCHEDULES
Included in Part IV of this report:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	122
Schedule I - Summary of Investments - Other than Investments in Related Parties as of December 31, 2011	123
Schedule II - Condensed Financial Information of Registrant as of December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010 and the period from October 29, 2009 to December 31, 2009	124
Schedule III - Supplementary Insurance Information as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011	130
Schedule IV - Reinsurance for each of the years in the three-year period ended December 31, 2011	131
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

2.1
Securities Purchase Agreement dated February 8, 2010, by and among Citigroup Insurance Holding Corporation, Primerica, Inc., Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. (Incorporated by reference to Exhibit 2.1 to Primerica's Registration Statement on Form S-1 (File No. 333-162918))

3.1
Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

3.2
Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

4.1
Warrant to purchase 3,975,914 shares of common stock dated as of April 15, 2010 (Incorporated by reference to Exhibit 4.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

4.2
Warrant to purchase 127,196 shares of common stock dated as of April 15, 2010 (Incorporated by reference to Exhibit 4.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

4.3
Note Agreement dated April 1, 2010 between the Registrant, the Guarantors named therein and Citigroup Insurance Holding Corporation (Incorporated by reference to Exhibit 4.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

4.4
Note of the Registrant in favor of Citigroup Insurance Holding Company dated as of April 1, 2010 (Incorporated by reference to Exhibit 4.4 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.1
Intercompany Agreement dated as of April 7, 2010 by and between the Registrant and Citigroup Inc. (Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.2
Transition Services Agreement dated as of April 7, 2010 by and between the Registrant and Citigroup Inc. (Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.3
Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc. (Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.4
Long-Term Services Agreement dated as of April 7, 2010 by and between CitiLife Financial Limited and Primerica Life Insurance Company (Incorporated by reference to Exhibit 10.4 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.5
80% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc. (Incorporated by reference to Exhibit 10.5 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.6
10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc. (Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.7
80% Coinsurance Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon (Incorporated by reference to Exhibit 10.7 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.8
10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon (Incorporated by reference to Exhibit 10.8 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.9
10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon (Incorporated by reference to Exhibit 10.9 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.10
Capital Maintenance Agreement dated March 31, 2010 by and between Citigroup Inc. and Prime Reinsurance Company, Inc. (Incorporated by reference to Exhibit 10.10 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

Exhibit Number		Description
10.11
90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company (Incorporated by reference to Exhibit 10.11 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.12
Trust Agreement dated March 29, 2010 among National Benefit Life Insurance Company, American Health and Life Insurance Company and The Bank of New York Mellon (Incorporated by reference to Exhibit 10.12 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.13
Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010, Ltd. (Incorporated by reference to Exhibit 10.13 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.14
Common Stock Exchange Agreement dated as of April 15, 2010 among the Registrant, Warburg Pincus LLC and Warburg Pincus & Co. (Incorporated by reference to Exhibit 10.39 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.15
Registration Rights Agreement dated as of April 7, 2010 by and among Citigroup Insurance Holding Corporation, Warburg Pincus Private Equity X, L.P., Warburg Pincus X Partners, L.P. and the Registrant (Incorporated by reference to Exhibit 10.40 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.16
Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company and Prime Reinsurance Company, Inc. (Incorporated by reference to Exhibit 10.41 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.17
Monitoring and Reporting Agreement dated as of March 31, 2010 by and among National Benefit Life Insurance Company and American Health and Life Insurance Company (Incorporated by reference to Exhibit 10.42 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.18
Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010 Ltd. (Incorporated by reference to Exhibit 10.43 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.19	†	Occupancy Services Agreement dated as of April 7, 2010, between National Benefit Life Insurance Company and Citibank, N.A.
10.20	†	Amendment No. 1 dated as of October 7, 2011 to Occupancy Services Agreement dated as of April 7, 2010, between National Benefit Life Insurance Company and Citibank, N.A.
10.21
Primerica, Inc. Stock Purchase Plan for Agents and Employees (Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.22*	†	Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan
10.23*	†	Form of Restricted Stock Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan
10.24	†	Form of Director Restricted Stock Award Agreement
10.25*		Form of Restricted Stock Award Agreement for Messrs. Addison and R. Williams (Incorporated by reference to Exhibit 10.47 to Primerica's Registration Statement on Form S-1 (File No. 333-162918))
10.26*		Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918))
10.27*
Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. D. Richard Williams. (Incorporated by reference to Exhibit 99.1 to Primerica's Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680)

10.28*
Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. John A. Addison, Jr. (Incorporated by reference to Exhibit 99.2 to Primerica's Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680)

10.29*
Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. Peter W. Schneider (Incorporated by reference to Exhibit 99.3 to Primerica's Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680)

10.30*
Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. Glenn J. Williams (Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680)

Exhibit Number		Description
10.31*
Employment Agreement, dated as of August 19, 2010, between the Registrant and Ms. Alison S. Rand (Incorporated by reference to Exhibit 99.5 to Primerica's Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680)

10.32*
Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. Gregory C. Pitts (Incorporated by reference to Exhibit 99.6 to Primerica's Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680)

10.33
Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010 (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680)

10.34	†	Share Repurchase Agreement dated as of November 1, 2011, between the Registrant and Citigroup Insurance Holding Corporation
21.1	†	Subsidiaries of the Registrant
23.1	†	Consent of KPMG LLP
31.1	†	Rule 13a-14(a)/15d-14(a) Certification, executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer
31.2	†	Rule 13a-14(a)/15d-14(a) Certification, executed by John A. Addison, Jr., Chairman of Primerica Distribution and Co-Chief Executive Officer
31.3	†	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer
32.1	†
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer, John A. Addison, Jr., Chairman of Primerica Distribution and Co-Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer

101.INS**	†	XBRL Instance Document (1)
101.SCH**	†	XBRL Taxonomy Extension Schema
101.CAL**	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	†	XBRL Taxonomy Extension Label Linkbase
101.PRE**	†	XBRL Taxonomy Extension Presentation Linkbase
____________________
† Filed herewith.
* Identifies a management contract or compensatory plan or arrangement.
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The financial information contained in the XBRL(eXtensible Business Reporting Language)-related documents is “unaudited” and “unreviewed”.
(1) Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated and Combined Statements of Income, (iii) Consolidated and Combined Statements of Stockholders’ Equity, (iv) Consolidated and Combined Statements of Comprehensive Income, (v) Consolidated and Combined Statements of Cash Flows, (vi) Notes to Consolidated and Combined Financial Statements.

(c) Financial Statement Schedules.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES
The stockholders and board of directors of Primerica, Inc.:
Under date of February 28, 2012, we reported on the consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated and combined statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the aforementioned consolidated and combined financial statements, we also audited the related financial statement schedules. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in note 1 to the consolidated and combined financial statements, in April 2010 the Company completed its initial public offering and a series of related transactions. Also as discussed in note 1 to the consolidated and combined financial statements, the Company adopted the provisions of FASB Staff Position Financial Accounting Standard No. 115-2 and Financial Accounting Standard No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (included in FASB ASC Topic 320, Investments — Debt and Equity Securities) as of January 1, 2009.

/s/ KPMG LLP

Atlanta, Georgia
February 28, 2012

Schedule I
Summary of Investments — Other Than Investments in Related Parties
PRIMERICA, INC.

	As of December 31, 2011
Type of Investment	Cost	Value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$10,050	$10,986	$10,986
States, municipalities and political subdivisions	28,264	30,935	30,935
Foreign governments	97,206	111,845	111,845
Public utilities	—	—	—
Convertibles and bonds with warrants attached	11,850	12,099	12,099
All other corporate bonds	1,672,318	1,801,846	1,801,846
Certificates of deposit	75	75	75
Redeemable preferred stocks	1,389	1,010	1,010
Total fixed maturities	1,821,152	1,968,796	1,968,796

Equity securities:
Common stocks:
Public utilities	2,462	3,618	3,618
Banks, trusts and insurance companies	5,492	7,698	7,698
Industrial, miscellaneous and all other	13,290	15,199	15,199
Nonredeemable preferred stocks	85	197	197
Total equity securities	21,329	26,712	26,712
Mortgage loans on real estate	—	—	—
Real estate	—	—	—
Policy loans	25,982	25,982	25,982
Other long-term investments	—	—	—
Short-term investments	14	14	14
Total investments	$1,868,477	$2,021,504	$2,021,504

See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Condensed Balance Sheets

	December 31,
	2011	2010
	(In thousands)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $23,077 in 2011 and $0 in 2010)	$23,069	$—
Total investments	23,069	—
Cash and cash equivalents	28,093	250
Due from affiliates*	257	—
Other receivables	112	—
Income taxes receivable from subsidiaries*	—	1,640
Investment in subsidiaries*	1,683,682	1,738,699
Other assets	28	—
Total assets	$1,735,241	$1,740,589
Liabilities and Stockholders’ Equity
Liabilities:
Note payable	$300,000	$300,000
Current tax payable	2,696	—
Deferred tax payable	1,477	—
Due to affiliates*	247	897
Interest payable	7,608	7,608
Other liabilities	572	592
Commitments and contingent liabilities (see Note F)
Total liabilities	312,600	309,097
Stockholders’ equity:
Common stock ($.01 par value, authorized 500,000 in 2011 and 2010 and issued 64,883 shares in 2011 and 72,843 shares in 2010)	649	728
Paid-in capital	707,912	883,168
Retained earnings	566,021	395,057
Accumulated other comprehensive income, net of income tax	148,059	152,539
Total stockholders’ equity	1,422,641	1,431,492
Total liabilities and stockholders’ equity	$1,735,241	$1,740,589
____________________
* Eliminated in consolidation.
See the accompanying notes to condensed financial statements.
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Condensed Statements of Income

	Year ended December 31,		Period from October 29, 2009 to December 31, 2009
	2011	2010
	(In thousands)
Revenues:
Dividends from subsidiaries*	$275,250	$7,313	$—
Net investment income	61	—	—
Realized investment losses, including other-than-temporary impairment losses	(5)	—	—
Other, net	—	18	—
Total revenues	275,306	7,331	—
Expenses:
Interest expense	16,500	12,375	—
Other operating expenses	8,554	8,936	—
Total expenses	25,054	21,311	—
Income (loss) before income taxes	250,252	(13,980)	—
Income tax benefit	(7,131)	(8,281)	—
Income (loss) before equity in undistributed earnings of subsidiaries	257,383	(5,699)	—
Equity in undistributed earnings of subsidiaries*	(79,107)	120,191	—
Net income	$178,276	$114,492	$—
____________________
* Eliminated in consolidation.
See the accompanying notes to condensed financial statements.
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Condensed Statements of Comprehensive Income

	Year ended December 31,		Period from October 29, 2009 to December 31, 2009
	2011	2010
	(In thousands)
Net income	$178,276	$114,492	$—
Other comprehensive (loss) income before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains on investments securities held by subsidiaries	(625)	15,027	—
Change in unrealized losses on investment securities	(13)	—	—
Reclassification adjustment for realized investment losses included in net income	5	—	—
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains of subsidiaries	(3,850)	3,416	—
Total other comprehensive (loss) income before income taxes	(4,483)	18,443	—
Income tax benefit related to items of other comprehensive (loss) income	(3)	—	—
Other comprehensive (loss) income, net of income taxes	(4,480)	18,443	—
Total comprehensive income	$173,796	$132,935	$—
____________________
See the accompanying notes to condensed financial statements.
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Condensed Statements of Cash Flows

	Year ended December 31,		Period from October 29, 2009 to December 31, 2009
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$178,276	$114,492	$—
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed earnings of subsidiaries*	79,107	(120,191)	—
Non-cash securities dividends received from subsidiaries*	(21,742)	—	—
Realized investment losses, including other-than-temporary impairments	5	—	—
Accretion and amortization of investments	40	—	—
Share-based compensation	(3,913)	(6)	—
Deferred tax provision	2,533	—	—
Change in accrued and other income taxes	3,297	(1,640)	—
Change in due to/from affiliates*	(907)	897	—
Change in other receivables	(112)	—	—
Change in interest payable	—	7,608	—
Change in other liabilities	(21)	592	—
Change in other assets	(28)	—	—
Net cash provided by operating activities	236,535	1,752	—
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities - matured or called	5,210	—	—
Available-for-sale investments acquired:
Fixed-maturity securities	(6,590)	—	—
Net cash used in investing activities	(1,380)	—	—
Cash flows from financing activities:
Repurchase of shares held by Citi	(200,000)	—	—
Dividends	(7,312)	(1,502)	—
Net cash used in financing activities	(207,312)	(1,502)	—
Change in cash and cash equivalents	27,843	250	—
Cash and cash equivalents, beginning of period	250	—	—
Cash and cash equivalents, end of period	$28,093	$250	$—

Supplemental disclosures of cash flow information:
Interest paid	$16,500	$4,767	$—

Non-cash activities:
Share-based compensation	$29,443	$44,023	$—
Net contributions from Citi	1,573	1,728,574	—
____________________
* Eliminated in consolidation.
See the accompanying notes to condensed financial statements.
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Notes to Condensed Financial Statements
(A) Corporate Organization
Primerica, Inc. was incorporated in Delaware on October 29, 2009 by Citi to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citi. These businesses, which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citi, were transferred to us on April 1, 2010. In conjunction with our reorganization, we issued to a wholly owned subsidiary of Citi (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citi in the IPO completed in April 2010; 16,412,440 shares of common stock were subsequently sold by Citi in April 2010 to certain private equity funds managed by Warburg Pincus LLC (Warburg Pincus) (the private sale); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with the IPO), (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were subsequently transferred by Citi to Warburg Pincus pursuant to the private sale), and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the Citi note). Prior to our corporate reorganization, we had no material assets or liabilities. Upon completion of the corporate reorganization, we became a holding company with our primary asset being the capital stock of our operating subsidiaries and our primary liability being the Citi note.
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
The accompanying condensed financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto of Primerica, Inc. and Subsidiaries included in Part II, Item 8 of this report.
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
We were in compliance with all of the covenants of the Citi note at December 31, 2011. No events of default or defaults under the Citi note occurred during 2011.
(D) Income Taxes
In conjunction with the IPO and the private sale, we made elections under section 338(h)(10) of the Internal Revenue Code, which has resulted in changes to the deferred tax balances of our direct and indirect wholly owned subsidiaries and reduced our stockholders' equity by $174.7 million.
Prior to the IPO, our federal income tax return was included as part of Citi's consolidated federal income tax return. On March 30, 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citi and prepaid our estimated tax liability to Citi. In accordance with the tax separation agreement, Citi will indemnify the Company and its subsidiaries against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability for any taxable period ending on or before the closing date of the IPO. The advance tax payments paid to Citi exceeded our subsidiaries' actual tax liabilities. As a result, our subsidiaries reduced their tax assets and recorded the excess payments as a return of capital.
As a result of our corporate reorganization, we have direct ownership of a group of controlled foreign corporations in Canada. We have asserted a position of permanent reinvestment for the difference in share basis and certain operational earnings. It is not practicable to estimate the amount of deferred taxes associated with this difference at this time. For those operational earnings for which we have not made a permanent reinvestment assertion, we have established a deferred tax liability of approximately $2.6 million to account for the U.S. tax liability that will occur upon repatriation of such earnings. The Company has no other material deferred tax liabilities.
As of December 31, 2011, the Company has state net operating losses resulting in a deferred tax asset of approximately $1.0 million, which are available for use through 2030. The Company has no other material deferred tax assets.
There was no deferred tax asset valuation allowance at December 31, 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
The earliest tax year for which the Company may be examined is 2010. However, the Company's subsidiaries are open to examination in the United States for the years 2006 and thereafter, and in Canada for the years 2005 and thereafter.
(E) Dividends
Primerica, Inc. received dividends from its non-life subsidiaries and life insurance subsidiaries of approximately $75.3 million and $200 million, respectively, in 2011. In 2010, the Company received dividends of approximately $7.3 million from its non-life subsidiaries. No dividends were received in 2010 from the life insurance subsidiaries. Primerica, Inc. had no subsidiaries until the corporate reorganization in April 2010.
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

Schedule III
Supplementary Insurance Information
PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned premiums	Other policy benefits and claims payable	Separate account liabilities

	(In thousands)
December 31, 2011:
Term Life Insurance	$933,928	$4,445,472	$—	$219,666	$—
Investment and Savings Products	66,134	—	—	—	2,407,515
Corporate and Other Distributed Products	50,575	169,388	7,022	22,088	1,083
Total	$1,050,637	$4,614,860	$7,022	$241,754	$2,408,598

December 31, 2010:
Term Life Insurance	$734,187	$4,237,487	$—	$210,595	$—
Investment and Savings Products	68,254	—	—	—	2,445,590
Corporate and Other Distributed Products	50,770	171,696	5,563	19,300	1,196
Total	$853,211	$4,409,183	$5,563	$229,895	$2,446,786

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written

	(In thousands)
Year ended December 31, 2011:
Term Life Insurance	$460,641	$62,688	$197,159	$103,553	$59,674	$—
Investment and Savings Products	—	—	—	12,482	267,145	—
Corporate and Other Distributed Products	65,751	45,913	45,537	3,313	138,386	41,891
Total	$526,392	$108,601	$242,696	$119,348	$465,205	$41,891

Year ended December 31, 2010:
Term Life Insurance	$664,668	$110,633	$277,653	$156,312	$75,559	$—
Investment and Savings Products	—	—	—	9,330	238,947	—
Corporate and Other Distributed Products	66,039	54,478	40,050	2,393	162,476	40,429
Total	$730,707	$165,111	$317,703	$168,035	$476,982	$40,429

Year ended December 31, 2009:
Term Life Insurance	$1,434,197	$274,212	$559,038	$371,663	$152,352	$—
Investment and Savings Products	—	—	—	7,254	199,482	—
Corporate and Other Distributed Products	67,830	77,114	41,235	2,374	127,048	40,849
Total	$1,502,027	$351,326	$600,273	$381,291	$478,882	$40,849

See the accompanying report of independent registered public accounting firm.

Schedule IV
Reinsurance
PRIMERICA, INC.

	Year ended December 31, 2011
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

	(Dollars in thousands)
Life insurance in force	$669,938,841	$596,975,143	$—	$72,963,698	—%

Premiums:
Life insurance	$2,185,791	$1,701,269	$—	$484,522	—%
Accident and health insurance	43,676	1,806	—	41,870	—%
Total premiums	$2,229,467	$1,703,075	$—	$526,392	—%

	Year ended December 31, 2010
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

	(Dollars in thousands)
Life insurance in force	$662,135,294	$600,806,666	$—	$61,328,628	—%

Premiums:
Life insurance	$2,138,912	$1,448,694	$—	$690,218	—%
Accident and health insurance	42,162	1,673	—	40,489	—%
Total premiums	$2,181,074	$1,450,367	$—	$730,707	—%

	Year ended December 31, 2009
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

	(Dollars in thousands)
Life insurance in force	$655,659,625	$421,621,165	$—	$234,038,460	—%

Premiums:
Life insurance	$2,069,009	$610,020	$—	$1,458,989	—%
Accident and health insurance	43,772	734	—	43,038	—%
Total premiums	$2,112,781	$610,754	$—	$1,502,027	—%

See the accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Alison S. Rand	February 28, 2012
Alison S. Rand
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)	February 27, 2012
D. Richard Williams
Chairman of Primerica Distribution and Co-Chief Executive Officer (Principal Executive Officer)
/s/ John A. Addison, Jr.		February 27, 2012
John A. Addison, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Alison S. Rand		February 28, 2012
Alison S. Rand

/s/ Joel M. Babbit	Director	February 27, 2012
Joel M. Babbit

/s/ P. George Benson	Director	February 27, 2012
P. George Benson

/s/ Michael E. Martin	Director	February 27, 2012
Michael E. Martin

/s/ Mark Mason	Director	February 27, 2012
Mark Mason

/s/ Robert F. McCullough	Director	February 27, 2012
Robert F. McCullough

/s/ Barbara A. Yastine	Director	February 27, 2012
Barbara A. Yastine

/s/ Daniel Zilberman	Director	February 27, 2012
Daniel Zilberman