Form 10-Q
period 2012-03-31
Primerica, Inc.
filed 2012-05-08
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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
Not applicable.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2012
Common Stock, $.01 Par Value	59,848,197 shares

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PRIMERICA, INC. AND SUBSIDIARIES
Condensed Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
	(In thousands, except per-share amounts)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,784,891 in 2012 and $1,811,359 in 2011)	$1,948,497	$1,959,156
Equity securities available for sale, at fair value (cost: $24,678 in 2012 and $21,329 in 2011)	31,702	26,712
Trading securities, at fair value (cost: $5,824 in 2012 and $9,793 in 2011)	5,812	9,640
Policy loans	25,670	25,982
Other invested assets	14	14
Total investments	2,011,695	2,021,504
Cash and cash equivalents	155,536	136,078
Accrued investment income	22,904	21,579
Due from reinsurers	3,895,162	3,855,318
Deferred policy acquisition costs, net	948,087	904,485
Premiums and other receivables	159,085	163,845
Intangible assets	71,077	71,928
Other assets	269,057	268,485
Separate account assets	2,541,313	2,408,598
Total assets	$10,073,916	$9,851,820
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$4,676,374	$4,614,860
Unearned premiums	11,427	7,022
Policy claims and other benefits payable	248,904	241,754
Other policyholders’ funds	346,461	340,766
Note payable	300,000	300,000
Income taxes	88,503	81,316
Other liabilities	331,112	381,496
Payable under securities lending	142,507	149,358
Separate account liabilities	2,541,313	2,408,598
Total liabilities	8,686,601	8,525,170
Stockholders’ equity:
Common stock ($.01 par value. Authorized 500,000 in 2012 and 2011 and issued 65,304 shares in 2012 and 64,883 shares in 2011)	653	649
Paid-in capital	842,613	835,232
Retained earnings	383,847	344,104
Accumulated other comprehensive income, net of income tax:
Unrealized foreign currency translation gains	54,585	51,248
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	107,598	97,082
Net unrealized investment losses other-than-temporarily impaired	(1,981)	(1,665)
Total stockholders’ equity	1,387,315	1,326,650
Total liabilities and stockholders’ equity	$10,073,916	$9,851,820
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Statements of Income - Unaudited

	Three months ended March 31,
	2012	2011
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$561,037	$552,069
Ceded premiums	(418,163)	(422,238)
Net premiums	142,874	129,831
Commissions and fees	103,905	106,116
Net investment income	26,097	28,626
Realized investment gains, including other-than-temporary impairment losses	2,131	327
Other, net	11,594	11,452
Total revenues	286,601	276,352
Benefits and expenses:
Benefits and claims	67,933	57,635
Amortization of deferred policy acquisition costs, net	26,531	23,229
Sales commissions	49,717	50,438
Insurance expenses	22,444	15,798
Insurance commissions	8,496	8,998
Interest expense	6,910	6,997
Other operating expenses	41,105	40,001
Total benefits and expenses	223,136	203,096
Income before income taxes	63,465	73,256
Income taxes	21,709	25,985
Net income	$41,756	$47,271

Earnings per share:
Basic	$0.62	$0.62
Diluted	$0.61	$0.62

Weighted-average shares used in computing earnings per share:
Basic	65,133	72,671
Diluted	66,275	73,826

Supplemental disclosures:
Total impairment losses	$(701)	$(267)
Impairment losses recognized in other comprehensive income before income taxes	487	—
Net impairment losses recognized in earnings	(214)	(267)
Other net realized investment gains	2,345	594
Realized investment gains, including other-than-temporary impairment losses	$2,131	$327
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Statements of Stockholders’ Equity - Unaudited

	Three months ended March 31,
	2012	2011
	(In thousands, except per-share amounts)
Common stock:
Balance, beginning of period	$649	$728
Net issuance of common stock	4	4
Balance, end of period	653	732
Paid-in capital:
Balance, beginning of period	835,232	1,010,635
Share-based compensation	5,424	5,322
Net issuance of common stock	(4)	(4)
Net capital contributed from Citi	1,961	1,020
Balance, end of period	842,613	1,016,973
Retained earnings:
Balance, beginning of period	344,104	194,225
Net income	41,756	47,271
Dividends ($0.03 per share in 2012 and $0.01 per share in 2011)	(2,013)	(757)
Balance, end of period	383,847	240,739
Accumulated other comprehensive income:
Balance, beginning of period	146,665	150,940
Change in foreign currency translation adjustment, net of income tax (benefit) expense of ($29) in 2012 and $0 in 2011	3,337	2,606
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $5,664 in 2012 and $(2,078) in 2011	10,516	(1,780)
Change in net unrealized investment (losses) gains other-than-temporarily impaired, net of income tax (benefit) expense of $(171) in 2012 and $0 in 2011	(316)	—
Balance, end of period	160,202	151,766
Total stockholders’ equity	$1,387,315	$1,410,210
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Statements of Comprehensive Income - Unaudited

	Three months ended March 31,
	2012	2011
	(In thousands)
Net income	$41,756	$47,271
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized gains (losses) on investment securities	17,514	(3,638)
Reclassification adjustment for realized investment gains included in net income	(1,821)	(220)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains	3,308	2,606
Total other comprehensive income (loss) before income taxes	19,001	(1,252)
Income tax expense (benefit) related to items of other comprehensive income (loss)	5,464	(2,078)
Other comprehensive income, net of income taxes	13,537	826
Total comprehensive income	$55,293	$48,097
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Statements of Cash Flows - Unaudited

	Three months ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$41,756	$47,271
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Change in future policy benefits and other policy liabilities	70,976	43,934
Deferral of policy acquisition costs	(67,119)	(64,203)
Amortization of deferred policy acquisition costs, net	26,531	23,229
Change in income taxes	2,119	5,897
Realized investment gains, including other-than-temporary impairments	(2,131)	(327)
Accretion and amortization of investments	(278)	(1,867)
Depreciation and amortization	2,491	2,657
Change in due from reinsurers	(39,844)	(11,554)
Change in premiums and other receivables	4,785	(4,591)
Trading securities acquired (sold), net	3,807	(23,547)
Share-based compensation	5,027	5,320
Other, net	(64,244)	(19,011)
Net cash (used in) provided by operating activities	(16,124)	3,208
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities - sold	67,354	29,424
Fixed-maturity securities - matured or called	75,433	134,252
Equity securities	—	84
Available-for-sale investments acquired:
Fixed-maturity securities	(107,467)	(176,073)
Equity securities	(3,040)	(38)
Other, net	(322)	(72)
Cash collateral (returned) received on loaned securities, net	(6,851)	4,363
Sales (purchases) of short-term investments using securities lending collateral, net	6,851	(4,363)
Net cash provided by (used in) investing activities	31,958	(12,423)
Cash flows from financing activities:
Dividends	(2,013)	(757)
Net cash used in financing activities	(2,013)	(757)
Effect of foreign exchange rate changes on cash	5,637	(789)
Change in cash and cash equivalents	19,458	(10,761)
Cash and cash equivalents, beginning of period	136,078	126,038
Cash and cash equivalents, end of period	$155,536	$115,277
See accompanying notes to condensed financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Financial Statements - Unaudited

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
We capitalized Peach Re, Inc. (Peach Re), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, and Primerica Life ceded to Peach Re certain level premium term life insurance policies pursuant to a coinsurance agreement, effective March 31, 2012 (see Notes 10 and 11 for additional information).
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
The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs assets (DAC), future policy benefit reserves and income taxes. Estimates for these and other items are subject to change and are reassessed by management in accordance with GAAP. Actual results could differ from those estimates.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and those entities required to be consolidated under applicable accounting standards. All material intercompany profits, transactions, and balances among the consolidated entities have been eliminated.
The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2012 and December 31, 2011, and the statements of income, stockholders' equity, comprehensive income, and cash flows for the three months ended March 31, 2012 and 2011. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the Securities and Exchange Commission (the SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 Annual Report).
Reclassifications. Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. Concurrent with our adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26), certain expenses have been reclassified among sales commission, insurance expenses, insurance commissions and other operating expenses. These reclassifications had no impact on net income, total stockholders’ equity or income before income taxes by segment.
Significant Accounting Policies. All significant accounting policies remain unchanged from the 2011 Annual Report with the exception of our accounting for deferred policy acquisition costs which is discussed further below.
New Accounting Principles. Accounting for Deferred Policy Acquisition Costs. In October 2010, the FASB issued ASU 2010-26. This update creates a more limited definition than the previous guidance, which had defined deferred policy acquisition costs as those that vary with, and primarily relate to, the acquisition of insurance contracts.
We retrospectively adopted ASU 2010-26 for our fiscal year beginning January 1, 2012. The impact of adoption was as follows:

(In thousands, except per-share amounts)
Reduction as of January 1, 2011:
Deferred policy acquisition costs, net	$114,265
Stockholders' equity	74,964

Reduction as of December 31, 2011:
Deferred policy acquisition costs, net	$146,152
Stockholders' equity	95,991

Reduction for the three months ended March 31, 2011:
Income before income taxes	$7,889
Net income	5,196
Basic earnings per share	0.07
Diluted earnings per share	0.06
The adoption of ASU 2010-26 had no impact on our cash flows or required capital.
In accordance with ASU 2010-26, we only defer the costs of acquiring new business to the extent that they result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. These deferred policy acquisition costs mainly include commissions and policy issue expenses. The recovery of such costs is dependent on the future profitability of the related policies, which, in turn, is dependent principally upon mortality, persistency, investment returns, and the expense of administering the business, as well as upon certain economic variables, such as inflation. DAC is subject to recoverability testing annually and when impairment indicators exist. We make certain assumptions regarding persistency, expenses, interest rates and claims. These assumptions may not be modified, or unlocked, unless recoverability testing deems them to be inadequate. We update assumptions for new business to reflect the most recent experience. DAC is amortized over the premium-paying period of the related policies in proportion to annual premium income. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency could result in a material increase or decrease of DAC amortization in a particular period. All other acquisition-related costs, including unsuccessful acquisition and renewal efforts, are charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and are charged to expense as incurred.
Deferrable acquisitions costs for Canadian segregated funds are amortized over the life of the policies in relation to historical and future estimated gross profits before amortization. The gross profits and resulting DAC amortization will vary with actual fund returns, redemptions and expenses. The adoption of ASU 2010-26 did not impact the accounting for acquisition costs related to Canadian segregated funds.
The balances of and changes in DAC were as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
DAC balance, beginning of period	$904,485	$738,946
Capitalization	67,119	64,203
Amortization	(26,531)	(23,229)
Foreign exchange and other	3,014	6,135
DAC balance, end of period	$948,087	$786,055
Fair Value Measurement Amendments. In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (ASU 2011-04). The primary provisions of ASU 2011-04 result in common fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurement, including requiring quantitative disclosures about the unobservable inputs used in fair value measurements. The amendments in the update have been applied prospectively for our fiscal year beginning January 1, 2012. This update did not result in a significant impact on our financial position or results of operations.
Future Application of Accounting Standards. Recent accounting guidance not discussed above is not applicable, is immaterial to our financial statements, or did not or will not have an impact on our business.
(2) Segment Information
We have two primary operating segments – Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. Assets by segment were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Assets:
Term life insurance segment	$6,133,764	$6,009,162
Investment and savings products segment	2,727,465	2,591,137
Corporate and other distributed products segment	1,212,687	1,251,521
Total assets	$10,073,916	$9,851,820
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, Investment and Savings Products segment assets were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Investment and savings products segment assets, excluding separate accounts	$187,223	$183,622
Results of operations by segment were as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Revenues:
Term life insurance segment	$151,804	$136,962
Investment and savings products segment	100,134	100,846
Corporate and other distributed products segment	34,663	38,544
Total revenues	$286,601	$276,352
Income (loss) before income taxes:
Term life insurance segment	$44,283	$49,716
Investment and savings products segment	28,870	31,039
Corporate and other distributed products segment	(9,688)	(7,499)
Total income before income taxes	$63,465	$73,256

Results of operations by country were as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Revenues by country:
United States	$230,757	$222,403
Canada	55,844	53,949
Total revenues	$286,601	$276,352
Income before income taxes by country:
United States	$47,773	$57,006
Canada	15,692	16,250
Total income before income taxes	$63,465	$73,256
(3) Investments
The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities in our available-for-sale portfolio follow:

	March 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,016	$805	$—	$10,821
Foreign government	105,517	15,352	(93)	120,776
States and political subdivisions	26,235	2,980	—	29,215
Corporates (1)	1,239,213	121,364	(3,266)	1,357,311
Mortgage- and asset-backed securities	403,910	28,746	(2,282)	430,374
Total fixed-maturity securities	1,784,891	169,247	(5,641)	1,948,497
Equity securities	24,678	7,233	(209)	31,702
Total fixed-maturity and equity securities	$1,809,569	$176,480	$(5,850)	$1,980,199
____________________

(1)	Includes $3.0 million of other-than-temporary impairment losses recognized in accumulated other comprehensive income.

	December 31, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,050	$935	$—	$10,985
Foreign government	97,206	14,818	(179)	111,845
States and political subdivisions	28,264	2,671	—	30,935
Corporates (1)	1,250,702	111,346	(7,847)	1,354,201
Mortgage- and asset-backed securities	425,137	29,398	(3,345)	451,190
Total fixed-maturity securities	1,811,359	159,168	(11,371)	1,959,156
Equity securities	21,329	5,689	(306)	26,712
Total fixed-maturity and equity securities	$1,832,688	$164,857	$(11,677)	$1,985,868
____________________

(1)	Includes $2.6 million of other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale securities was as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$170,630	$153,180
Currency swaps	112	96
Less foreign currency translation adjustment	(8,254)	(6,481)
Other-than-temporary impairments	3,049	2,562
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	165,537	149,357
Less deferred income taxes	57,939	52,275
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$107,598	$97,082
We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of these securities was as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Fixed-maturity securities classified as trading, carried at fair value	$5,812	$9,640
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
As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Fair value of investments on deposit with governmental authorities	$19,159	$19,100
We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our balance sheet. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the lent securities as investment assets on our balance sheet during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Securities lending collateral	$142,507	$149,358

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at March 31, 2012 follows.

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$118,187	$120,277
Due after one year through five years	602,232	650,494
Due after five years through 10 years	615,184	693,679
Due after 10 years	45,378	53,673
	1,380,981	1,518,123
Mortgage- and asset-backed securities	403,910	430,374
Total fixed-maturity securities	$1,784,891	$1,948,497
Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Fixed-maturity securities	$25,762	$29,014
Equity securities	223	188
Policy loans and other invested assets	350	328
Cash and cash equivalents	135	70
Market return on deposit asset underlying 10% reinsurance agreement	1,030	508
Gross investment income	27,500	30,108
Less investment expenses	1,403	1,482
Net investment income	$26,097	$28,626
The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Net realized investment gains:
Gross gains from sales	$2,036	$812
Gross losses from sales	(1)	(325)
Other-than-temporary impairment losses	(214)	(267)
Gains from bifurcated options	310	107
Net realized investment gains	$2,131	$327
Gross realized investment gains reclassified from accumulated other comprehensive income	$1,821	$220
Proceeds from sales or other redemptions	$142,787	$163,760
Other-Than-Temporary Impairment. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible other-than-temporary impairment (OTTI). An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an unrealized loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity. For additional information, see Note 3 to the consolidated and combined financial statements in our 2011 Annual Report.

Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Fixed-maturity and equity securities with cost basis in excess of fair value	$152,221	$286,718
The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2012
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
Foreign government	$7,868	$(93)	11	$—	$—	—
Corporates	93,856	(2,073)	120	8,260	(1,193)	19
Mortgage- and asset-backed securities	17,571	(220)	21	17,975	(2,062)	28
Total fixed-maturity securities	119,295	(2,386)		26,235	(3,255)
Equity securities	841	(209)	14	—	—	—
Total fixed-maturity and equity securities	$120,136	$(2,595)		$26,235	$(3,255)

	December 31, 2011
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
Foreign government	$7,150	$(179)	10	$—	$—	—
Corporates	188,643	(6,979)	185	4,092	(868)	11
Mortgage- and asset-backed securities	49,026	(478)	60	25,280	(2,867)	30
Total fixed-maturity securities	244,819	(7,636)		29,372	(3,735)
Equity securities	850	(306)	78	—	—	—
Total fixed-maturity and equity securities	$245,669	$(7,942)		$29,372	$(3,735)
The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Fixed-maturity securities in default	$3,865	$5,420	$3,983	$5,168

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Impairments on fixed-maturity securities in default	$—	$4
Impairments on fixed-maturity securities not in default	214	260
Impairments on equity securities	—	3
Total impairment charges	$214	$267
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
As of March 31, 2012, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investments. Because the declines in fair value are attributable to changes in interest rates and not credit quality, and because we have the ability to hold these investments until a market price recovery or maturity as well as no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.
Net impairment losses recognized in earnings were as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$700	$—
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	487	—
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	213	—
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	1	267
Net impairment losses recognized in earnings	$214	$267
The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held follows.

	Three months ended March 31,
	2012	2011
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$34,072	$41,129
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	—	4
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	214	261
Reductions due to sales, maturities or calls of credit impaired securities	(2,073)	(760)
Cumulative OTTI credit losses recognized for securities still held, end of period	$32,213	$40,634

Derivatives. We use foreign currency swaps to reduce our foreign exchange risk due to direct investment in foreign currency-denominated debt securities. The aggregate notional balance and fair value of these currency swaps follow.

	March 31, 2012	December 31, 2011
	(In thousands)
Aggregate notional balance of currency swaps	$5,878	$5,878
Aggregate fair value of currency swaps	(2,219)	(2,032)
The change in fair value of these currency swaps is reflected in other comprehensive income as they effectively hedge the variability in cash flows from these foreign currency-denominated debt securities.
The embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains, including other-than-temporary impairment losses. The fair value of these bifurcated options follows.

	March 31, 2012	December 31, 2011
	(In thousands)
Aggregate fair value of embedded conversion options	$8,893	$8,583
We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Deferred loss related to closed forward contracts	$26,385	$26,385
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
The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$10,821	$—	$10,821
Foreign government	—	120,776	—	120,776
States and political subdivisions	—	29,215	—	29,215
Corporates	256	1,348,112	8,943	1,357,311
Mortgage- and asset-backed securities	—	428,451	1,923	430,374
Total fixed-maturity securities	256	1,937,375	10,866	1,948,497
Equity securities	22,501	9,151	50	31,702
Trading securities	—	5,812	—	5,812
Separate accounts	—	2,541,313	—	2,541,313
Total fair value assets	$22,757	$4,493,651	$10,916	$4,527,324
Fair value liabilities:
Currency swaps	$—	$2,219	$—	$2,219
Separate accounts	—	2,541,313	—	2,541,313
Total fair value liabilities	$—	$2,543,532	$—	$2,543,532

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$10,985	$—	$10,985
Foreign government	—	111,845	—	111,845
States and political subdivisions	—	30,935	—	30,935
Corporates	256	1,349,021	4,924	1,354,201
Mortgage- and asset-backed securities	—	449,228	1,962	451,190
Total fixed-maturity securities	256	1,952,014	6,886	1,959,156
Equity securities	18,069	8,592	51	26,712
Trading securities	—	9,640	—	9,640
Separate accounts	—	2,408,598	—	2,408,598
Total fair value assets	$18,325	$4,378,844	$6,937	$4,404,106
Fair value liabilities:
Currency swaps	$—	$2,032	$—	$2,032
Separate accounts	—	2,408,598	—	2,408,598
Total fair value liabilities	$—	$2,410,630	$—	$2,410,630
In assessing fair value of our investments, we use a third-party pricing service for approximately 94% of our securities. The remaining securities are primarily thinly traded securities valued using models based on observable inputs on public corporate spreads having similar tenors (e.g., sector, average life and quality rating) and liquidity and yield based on quality rating, average life and treasury yields. All observable data inputs are corroborated by independent third-party data. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification as we are unable to evaluate the valuation technique(s) or significant inputs used to develop the quotes. Therefore, we do not internally develop the quantitative unobservable inputs used in measuring the fair value of Level 3 investments. However, we do corroborate pricing information provided by our third-party pricing servicing by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and or independently developed pricing methodologies.
Furthermore, we perform internal reasonableness assessments on fair value determinations within our portfolio throughout the month and at month-end, including pricing variance analyses and comparisons to alternative pricing sources and benchmark returns. If a fair value appears unusual relative to these assessments, we will re-examine the inputs and may challenge a fair value assessment made by the pricing service. If there is a known pricing error, we will request a reassessment by the pricing service. If the pricing service is unable to perform the reassessment on a timely basis, we will determine the appropriate price by requesting a reassessment from an alternative pricing service or other qualified source as necessary. We do not adjust quotes or prices except in a rare circumstance to resolve a known error.
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
The roll-forward of the Level 3 asset category was as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Level 3 assets, beginning of period	$6,937	$24,998
Net unrealized gains (losses) through other comprehensive income	168	(49)
Net realized (losses) gains through realized investment gains, including other-than-temporary impairment losses	(85)	595
Purchases	1,299	6,914
Sales	—	(5,835)
Settlements	(354)	(224)
Transfers into level 3	2,951	4,501
Transfers out of level 3	—	(738)
Level 3 assets, end of period	$10,916	$30,162
We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 and 2011. In addition, there were no transfers between Level 1 and Level 3 during the three months ended March 31, 2012 and 2011.
Invested assets included in the transfer from Level 2 to Level 3 during the three months ended March 31, 2012 and 2011 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data. There were no transfers of invested assets from Level 3 to Level 2 during the three months ended March 31, 2012. Invested assets included in the transfer from Level 3 to Level 2 during the three months ended March 31, 2011 primarily were fixed-maturity securities and fixed-maturity securities with embedded options for which we were able to obtain independent pricing quotes based on observable inputs.

The table below is a summary of the fair value estimates at March 31, 2012 and December 31, 2011 for financial instruments.

	March 31, 2012		December 31, 2011
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$1,948,497	$1,948,497	$1,959,156	$1,959,156
Equity securities	31,702	31,702	26,712	26,712
Trading securities	5,812	5,812	9,640	9,640
Policy loans	25,670	25,670	25,982	25,982
Other invested assets	14	14	14	14
Deposit asset underlying 10% reinsurance agreement	65,981	65,981	59,975	59,975
Separate accounts	2,541,313	2,541,313	2,408,598	2,408,598
Liabilities:
Note payable	$300,000	$330,498	$300,000	$329,779
Currency swaps	2,219	2,219	2,032	2,032
Separate accounts	2,541,313	2,541,313	2,408,598	2,408,598
The fair values of financial instruments presented above are estimates of the fair values at a specific point in time using various sources and methods, including market quotations and a complex matrix system that takes into account issuer sector, quality, and spreads in the current marketplace.
Recurring fair value measurements. Estimated fair values of investments in fixed-maturity securities are principally a function of current spreads and interest rates that are corroborated by independent third-party data. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Trading securities, which primarily consist of fixed-maturity securities, are carried at fair value. Equity securities, including common and non-redeemable preferred stocks, are carried at fair value. Currency swaps are stated at fair value. Segregated funds in separate accounts are carried at the underlying value of the variable insurance contracts, which is fair value.
Nonrecurring fair value measurements. Policy loans are carried at unpaid principal balances, which approximate fair value and are categorized as Level 3 fair value measurements. The deposit asset underlying the 10% reinsurance agreement represents the value of the assets backing the economic reserves held in support of a reinsurance agreement. The carrying value of this deposit asset approximates fair value, which is categorized as Level 3 in the fair value hierarchy. Other invested assets have a carrying value that approximates fair value and are categorized as Level 3 in the fair value hierarchy. The fair value of our note payable is a Level 2 fair value measurement and is based on observable inputs including prevailing interest rates and an estimated spread based on notes of comparable issuers and maturity.
The carrying amounts for cash and cash equivalents, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximate their fair values due to the short-term nature of these instruments. Consequently, such instruments are not included in the above table.

(5)	Reinsurance
Reinsurance ceded arrangements do not relieve the Company of its primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers. Details on in-force life insurance follow.

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Direct life insurance in force	$669,390	$669,939
Amounts ceded to other companies	(595,976)	(596,975)
Net life insurance in force	$73,414	$72,964
Percentage of reinsured life insurance in force	89%	89%
Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	March 31, 2012		December 31, 2011
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In millions)
Prime Reinsurance Company (1)	$2,462	NR	$2,439	NR
Financial Reassurance Company 2010, Ltd. (1)	345	NR	335	NR
Swiss Re Life & Health America Inc. (2)	251	A+	253	A+
American Health and Life Insurance Company (1)	167	A-	164	A-
SCOR Global Life Reinsurance Companies	146	A	143	A
Generali USA Life Reassurance Company	114	A-	115	A-
Transamerica Reinsurance Companies	105	A+	104	A+
Munich American Reassurance Company	100	A+	99	A+
Korean Reinsurance Company	84	A	83	A
RGA Reinsurance Company	68	A+	68	A+
All other reinsurers	53	—	52	—
Due from reinsurers	$3,895		$3,855
____________________
NR – not rated

(1)	Amounts shown are net of their share of the reinsurance recoverable from other reinsurers.

(2)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.

(6)	Note Payable
In April 2010, we issued to Citi a $300.0 million note as part of our corporate reorganization. The Citi note bears interest at an annual rate of 5.5%, payable semi-annually in arrears on January 15 and July 15, and matures March 31, 2015. We have the option to redeem the Citi note in whole or in part at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption. In the event of a change in control, the holder of the Citi note has the right to require us to repurchase it at a price equal to 101% of the outstanding principal amount plus accrued and unpaid interest.
The Citi note also requires us to use our commercially reasonable efforts to arrange and consummate an offering of investment-grade debt securities, trust preferred securities, surplus notes, hybrid securities or convertible debt that generates sufficient net cash proceeds to repay the note in full at certain mutually agreeable dates, based on certain conditions.
We were in compliance with the covenants of the Citi note at March 31, 2012. No events of default or defaults occurred during the three months ended March 31, 2012.

(7)	Stockholders’ Equity
A reconciliation of the number of shares of our common stock follows.

	Three months ended March 31,
	2012	2011
	(In thousands)
Common stock, beginning of period	64,883	72,843
Shares of restricted common stock issued, net	422	337
Shares of common stock issued upon lapse of restricted stock units (RSUs)	68	9
Common stock retired	(69)	(1)
Common stock, end of period	65,304	73,188
The above reconciliation excludes RSUs which do not have voting rights and are subject to sale restrictions. As the restrictions lapse during the three years following the issuance of the RSUs, we will issue common shares with voting rights. As of March 31, 2012, we had a total of approximately 2.2 million RSUs outstanding, including approximately 136,700 RSUs granted during the three months ended March 31, 2012.

(8)	Earnings Per Share (EPS)
The calculation of basic and diluted EPS follows.

	Three months ended March 31,
	2012	2011
	(In thousands, except per-share amounts)
Basic EPS
Numerator:
Net income	$41,756	$47,271
Income attributable to unvested participating securities	(1,357)	(1,895)
Net income used in calculating basic EPS	$40,399	$45,376
Denominator:
Weighted-average vested shares	65,133	72,671
Basic EPS	$0.62	$0.62

Diluted EPS
Numerator:
Net income	$41,756	$47,271
Income attributable to unvested participating securities	(1,335)	(1,867)
Net income used in calculating diluted EPS	$40,421	$45,404
Denominator:
Weighted-average vested shares	66,275	73,826
Diluted EPS	$0.61	$0.62

(9)	Share-Based Transactions
The Company has outstanding equity awards under its Omnibus Incentive Plan (OIP). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. As of March 31, 2012, we had approximately 4.0 million shares available for future grants under this plan.

All outstanding management awards have time-based vesting requirements, vesting over three years. In connection with our granting of management equity awards, we recognized expense and tax benefit offsets as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Management equity award expense	$4,448	$3,425
Tax benefit associated with management equity awards	1,519	1,174
Management equity award expense reflects vesting activity related to the 2011 and 2010 management equity grants as well as management equity grants of approximately 441,900 shares awarded on February 22, 2012 at $25.45, all less a nominal forfeiture adjustment. As of March 31, 2012, total compensation cost not yet recognized in our financial statements related to management equity awards was $29.0 million, all of which was related to equity awards with time-based vesting conditions yet to be reached. We expect to recognize these amounts over a weighted-average period of approximately 1.9 years.
Our quarterly incentive awards to our sales force leaders have performance-based vesting requirements for which the granting and the service period occur within the same calendar quarter. These awards are granted in the form of RSUs that vest upon the conclusion of the quarterly contest and are subject to sale restrictions expiring over the three years subsequent to vesting. Because the awards are subject to sale restrictions following their vesting, their fair value is discounted to reflect a corresponding illiquidity discount. To the extent they are granted in connection with successful policy acquisitions, portions of these awards are deferred and amortized in the same manner as other deferred policy acquisition costs. In connection with these awards, we recognized and deferred expense as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Quarterly incentive awards expense recognized currently	$—	$842
Quarterly incentive awards expense deferred	1,773	1,053
As of March 31, 2012, all non-employee equity awards were fully vested with the exception of approximately 87,100 shares that vested on April 1, 2012. As such, any related compensation cost not recognized as either expense or deferred acquisition costs in our financial statements as of and through March 31, 2012 is immaterial.
All of our outstanding equity awards are eligible for dividends or dividend equivalents regardless of vesting status.
(10) Commitments and Contingent Liabilities
Effective March 31, 2012, Peach Re entered into a credit facility agreement with Deutsche Bank (the Credit Facility Agreement). Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450 million with a term of approximately 14 years (the LOC) for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum amount of $510 million in 2014. The LOC was issued to support certain obligations of Peach Re for a portion of the reserves related to level premium term life insurance policies ceded to Peach Re from Primerica Life under a coinsurance agreement which became effective as of March 31, 2012.
Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities.
In late 2011 and in 2012, numerous arbitration claims were filed with the Financial Industry Regulatory Association (FINRA) against our subsidiary, PFS Investments, Inc. and certain of its registered representatives seeking unspecified damages arising from the allegation that the representatives improperly recommended that the claimants transfer their retirement benefits from the Florida Retirement System's defined benefit plan to its defined contribution plan. In addition, two lawsuits alleging the same claims have been filed against PFS Investments, Inc. and registered representatives and are pending in Palm Beach and Miami-Dade County Circuit Courts. The lawyer representing the claimants in these matters has informed us that he intends to pursue similar claims on behalf of other potential claimants and has engaged in solicitation activities directed to Florida state employees to generate interest in the cases. We believe we have meritorious defenses to the claims, and we intend to vigorously defend against them. We could, however, incur significant costs and liabilities defending and/or resolving these claims, and we are unable at this early stage to assess with confidence what effect, if any, the ultimate resolution of these claims will have on our business, financial position or results of operations.
The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties, including the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. As such, the Company is unable to estimate the possible loss or range of loss that may result from these matters. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known by the Company's management, in management's opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect.
(11) Subsequent Events
Effective March 31, 2012, we completed a Regulation XXX reserve financing transaction. As part of this transaction, Peach Re entered into the Credit Facility Agreement to support certain obligations for a portion of the reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under a coinsurance agreement. In connection with this transaction, Primerica Life obtained regulatory approval for the payment of an extraordinary dividend of $150.0 million to the Parent Company, which was paid in April 2012.
On April 17, 2012, we executed an agreement to repurchase approximately 5.7 million shares of our common stock beneficially owned by certain private equity funds managed by Warburg Pincus LLC (Warburg Pincus) at $26.15 per share, for a total purchase price of approximately $150.0 million. The per-share purchase price was determined based on the closing price of our common stock on April 17, 2012. We completed the repurchase transaction on April 26, 2012. Upon completion of the share repurchase, Warburg Pincus owned approximately 18% of the Company's outstanding common stock.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we" or the “Company”) for the period from December 31, 2011 to March 31, 2012. As a result, the following discussion should be read in conjunction with MD&A and the consolidated and combined financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to those discussed under the heading “Risk Factors” in the 2011 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.
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
Term Life Insurance. We distribute the term life insurance products that we originate through our three life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”); National Benefit Life Insurance Company (“NBLIC”); and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Our in-force term insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. While premiums are guaranteed to remain level during the initial term period (up to a maximum of 20 years in the United States), our claim obligations generally increase as our policyholders age. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of acquisition costs and the payment of claims obligations, such that profits are realized ratably with the level premiums of the underlying policies.
Our Term Life Insurance segment results are primarily driven by sales and policies in force, accuracy of our pricing assumptions, terms and use of reinsurance, investment income, and expenses. In connection with our corporate reorganization in 2010, we entered into certain reinsurance transactions with affiliates of Citigroup Inc. (the "Citi reinsurers") and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009 (the "Citi reinsurance transactions"). We continue to administer all policies subject to these coinsurance agreements. Subsequent to the Citi reinsurance transactions, the revenues and earnings of our Term Life Insurance segment initially declined in proportion to the amount of revenues and earnings historically associated with the book of term life insurance policies that we ceded to the Citi reinsurers. As we have added new in-force business, our revenues and earnings have grown from these initial levels. With each successive period, we expect revenue and earnings growth to decelerate as the size of our in-force book grows and incremental sales have a reduced marginal effect on the size of the then-existing in-force book.
Investment and Savings Products. We distribute mutual funds, managed accounts, annuities and segregated funds. In the United States, we distribute mutual fund and managed accounts products and variable and fixed annuity products of several third-party companies. In Canada, we offer our own Primerica-branded mutual funds, as well as mutual funds of other companies, and segregated funds, which are underwritten by Primerica Life Canada. Revenues associated with these products consist of commissions and fees earned at the time of sale, fees based on the asset values of client accounts and recordkeeping and custodial fees charged on a per-account basis.
Results in our Investment and Savings Products segment are driven by sales of mutual funds and annuities, the value of assets in client accounts for which we earn ongoing service, distribution and advisory fees and the number of fee generating accounts for which we provide administration functions or retirement plan custodial services. While our investment and savings products all have similar long-term earnings characteristics, our results in a given fiscal period are affected by changes in the overall mix of products within these broad categories.
Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including various insurance products, prepaid legal services and a credit information product. These products are distributed pursuant to distribution arrangements with third parties, except for certain life and disability insurance products underwritten by NBLIC, our New York life insurance subsidiary, that are not distributed through our sales force. In addition, our Corporate and Other Distributed Products segment includes corporate income (including net investment income) and expenses not allocated to other segments, interest expense on the Citi note and realized gains and losses on our invested asset portfolio.
Accounting Policy Change. Effective January 1, 2012, we adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts ("ASU 2010-26"), and will no longer defer certain indirect acquisition costs or costs attributable to unsuccessful efforts of acquiring life insurance policies. We adopted this accounting policy change retrospectively and, accordingly, our historical results have been adjusted to reflect the adoption on a consistent basis across all periods presented. As a result of this accounting change, we reduced stockholders' equity as of December 31, 2011 by $96.0 million to $1.33 billion. This accounting change also reduced net income for the three months ended March 31, 2011 by $5.2 million to $47.3 million. For additional information regarding this accounting policy change, see Note 1 to our condensed consolidated financial statements and the Critical Accounting Estimates section below.
Critical Accounting Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are established primarily by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 to our consolidated and combined financial statements included in our 2011 Annual Report. The most significant items on the balance sheet are based on fair value determinations, accounting estimates and actuarial determinations which are susceptible to changes in future periods and which affect our results of operations and financial position.
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
During the three months ended March 31, 2012, there have been no changes in the items that we have identified as critical accounting estimates. However, on January 1, 2012, we retrospectively adopted the guidance in ASU 2010-26. For additional information regarding critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2011 Annual Report.
Accounting for Deferred Policy Acquisition Costs. In accordance with ASU 2010-26, we defer incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and that would not have been incurred had the contract transaction(s) not occurred. These costs mainly include commissions and policy issue expenses. The recovery of such costs is dependent on the future profitability of the related policies, which, in turn, is dependent principally upon mortality, persistency, the expense of administering the business, and investment returns, as well as upon certain economic variables, such as inflation. Our deferred policy acquisition cost asset (DAC) is subject to recoverability testing annually and when circumstances indicate that recoverability is uncertain. We make certain assumptions regarding persistency, expenses, interest rates and claims. These assumptions may not be modified, or unlocked, unless recoverability testing deems them to be inadequate. We update assumptions for new business to reflect the most recent experience.
Deferrable term life insurance policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to premium income. If actual lapses or withdrawals are different from pricing assumptions for a particular period, DAC amortization will be affected. If the number of policies that lapse are 1% higher than the number of policies that we expected to lapse in our pricing assumptions, approximately 1% more of the existing DAC balance will be amortized, which would have been equal to approximately $8.1 million as of December 31, 2011 (assuming such lapses were distributed proportionately among policies of all durations). We believe that a lapse rate in the number of policies that is 1% higher than the rate assumed in our pricing assumptions is a reasonably possible variation. Higher lapses in the early durations would have a greater effect on DAC amortization since the DAC balances are higher at the earlier durations. Differences in actual mortality rates compared to our pricing assumptions will not have a material effect on DAC amortization. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or mortality could result in a material increase or decrease of DAC amortization in a particular period.
Deferrable acquisition costs for Canadian segregated funds are amortized over the life of the policies in relation to historical and future estimated gross profits before amortization. The gross profits and resulting DAC amortization will vary with actual fund returns, redemptions and expenses.
As a result of the retrospective adoption of ASU 2010-26, DAC amortization and expense deferrals were lower than had been previously reported.

Factors Affecting Our Results
Economic Environment. The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.
Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming a Primerica sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels remain under pressure, as consumers take a more conservative financial posture including reevaluating their savings and debt management plans. As overall market and economic conditions have improved in recent periods, sales and the value of consumer investment products across a wide spectrum of asset classes have improved. The effects of these trends and conditions are discussed in the Results of Operations section below.
Recruiting and Sales Representatives. Our ability to increase the size of our sales force is largely based on the success of our recruiting efforts and our ability to train and motivate recruits to obtain licenses to sell life insurance. We believe that recruitment levels are an important advance indicator of sales force trends, and growth in recruiting is usually indicative of future growth in the overall size of the sales force. However, because new recruits may obtain the requisite licenses at rates above or below historical levels, recruiting results do not always result in commensurate changes in the size of our licensed sales force.
Recruiting of new representatives increased by 11% to 58,551 in the first quarter of 2012, compared with the same period a year ago. Recruiting strength in the first quarter led to a sequential increase over the fourth quarter, which is typically a slower recruiting quarter. New life licenses grew by 7% to 7,650, compared with the first quarter of 2011 but decreased by 6% from the fourth quarter of 2011 when licensing results benefited from the third quarter post-convention recruiting surge. The size of our life-licensed insurance sales force was 89,651 at March 31, 2012 down from 91,176 at December 31, 2011, primarily due to recruiting levels in the fourth quarter of 2011.
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
Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of our individual sales representatives remains within a relatively narrow range and, consequently, our sales volume over the longer term generally correlates to the size of our sales force.
The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Three months ended March 31,
	2012	2011
Average number of life-licensed sales representatives	90,027	93,001
Number of new policies issued	56,145	51,281
Average monthly rate of new policies issued per life-licensed sales representative	.21x	.18x
During the three months ended March 31, 2012, the increased productivity of our sales representatives was largely driven by strong sales of our new TermNow product.
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

•
Investment Yields. We generally use a level investment yield rate which reflects yields currently available. For 2012 and 2011 new issues, we are using an increasing interest rate assumption to reflect the historically low interest rate environment. Both DAC and the reserve liability increase with the assumed investment yield rate. Since DAC is higher than the reserve liability in the early years of a policy, a lower assumed investment yield generally will result in lower profits. In the later years, when the reserve liability is higher than DAC, a lower assumed investment yield generally will result in higher profits. Actual investment yields will impact the net investment income allocated to the Term Life Insurance segment, but will not impact DAC or the reserve liability.

Reinsurance. We use reinsurance extensively, which has a significant effect on our results of operations. Since the mid-1990s, we have reinsured between 60% and 90% of the mortality risk on our U.S. term life insurance policies on a quota share YRT basis. Since 2003, we have reinsured Canadian policy face amounts above $500,000 per life on an excess loss YRT basis. However, in the first quarter of 2012, we entered into a YRT reinsurance arrangement in Canada similar to our U.S. program that reinsures 80% of the face amount for every policy sold. YRT reinsurance permits us to fix future mortality exposure at contractual rates by policy class. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.
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

•
Amortization of DAC. Amortization of DAC is reduced on a pro-rata basis for the coinsured business, including the business reinsured with Citi. There is no impact on amortization of DAC associated with our YRT contracts.

•	Insurance expenses. Insurance expenses are reduced by the allowances received from coinsurance, including the business reinsured with Citi.
We may alter our reinsurance practices at any time due to the unavailability of YRT reinsurance at attractive rates or the availability of alternatives to reduce our risk exposure. We presently intend to continue ceding approximately 90% of our U.S. mortality risk on new business and approximately 80% of our Canadian mortality risk on new business.
Net investment income. Term Life Insurance segment net investment income is composed of two elements: allocated net investment income and the market return associated with the deposit asset underlying the 10% reinsurance agreement we executed in connection with our corporate reorganization. Invested assets are allocated to the Term Life segment based on the book value of the invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Net investment income is also impacted by the performance of our invested asset portfolio and the market return on the deposit asset which can be affected by interest rates, credit spreads and the mix of invested assets.
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
Sales. We earn commissions and fees, such as dealer re-allowances, and marketing and support fees, based on sales of mutual fund and managed account products and annuities. Sales of investment and savings products are influenced by the overall demand for investment products in the United States and Canada, as well as by the size and productivity of our sales force. We generally experience seasonality in our Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients' tax return preparation season. While we believe the size of our sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, that may have a significantly greater effect on sales volume in any given fiscal period.
Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory fees on assets in the managed accounts program. In Canada we earn management fees on certain mutual fund assets and on the segregated funds for which we serve as investment manager. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients' accounts are primarily invested in equity funds.
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

•
sales of a higher proportion of managed accounts products will generally extend the time over which revenues can be earned because we are entitled to revenues based on assets under management for these accounts.

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties. NBLIC also underwrites a mail-order student life policy and a short-term disability benefit policy, neither of which is distributed by our sales force, and has in-force policies from several discontinued lines of insurance.
The Corporate and Other Distributed Products segment is affected by corporate income and expenses not allocated to our other segments, net investment income (other than net investment income allocated to our Term Life Insurance segment), general and administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), equity awards granted to management and our sales force leaders at the time of our initial public offering, interest expense on the Citi note and realized gains and losses on our invested asset portfolio.

Results of Operations
Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$561,037	$552,069	$8,968	2%
Ceded premiums	(418,163)	(422,238)	4,075	*
Net premiums	142,874	129,831	13,043	10%
Commissions and fees	103,905	106,116	(2,211)	(2)%
Net investment income	26,097	28,626	(2,529)	(9)%
Realized investment gains, including OTTI losses	2,131	327	1,804	*
Other, net	11,594	11,452	142	1%
Total revenues	286,601	276,352	10,249	4%
Benefits and expenses:
Benefits and claims	67,933	57,635	10,298	18%
Amortization of DAC	26,531	23,229	3,302	14%
Sales commissions	49,717	50,438	(721)	(1)%
Insurance expenses	22,444	15,798	6,646	42%
Insurance commissions	8,496	8,998	(502)	(6)%
Interest expense	6,910	6,997	(87)	(1)%
Other operating expenses	41,105	40,001	1,104	3%
Total benefits and expenses	223,136	203,096	20,040	10%
Income before income taxes	63,465	73,256	(9,791)	(13)%
Income taxes	21,709	25,985	(4,276)	(16)%
Net income	$41,756	$47,271	$(5,515)	(12)%
____________________
* Less than 1% or not meaningful
Total revenues. Total revenues were primarily driven by growth in net premiums, partially offset by declines in net investment income and commissions and fees. The growth in net premiums largely reflects incremental premiums on New Term policies issued subsequent to the Citi reinsurance transactions ("New Term"). Net investment income was lower in the first quarter of 2012 primarily reflecting a lower level of invested assets following our $200.0 million stock repurchase in the fourth quarter of 2011. The decrease in commissions and fees was largely driven by lower average client asset values as well as a recordkeeping fee structure change that had no net effect on income before income taxes, partially offset by higher sales of variable annuities in our Investment and Savings Product segment. The decline in commissions and fees also reflects the ongoing decline in and discontinuation of our lending business.
Total benefits and expenses. Total benefits and expenses were higher primarily as a result of the growth in our Term Life business and higher overall operating expenses. Benefits and claims and amortization of DAC increased as a result of the continued growth in New Term. The decline in sales commissions was in line with the decline in revenues. Insurance expenses increased primarily as a result of higher, premium-related expenses and prior-year favorable expense items including the release of management incentive compensation accruals for 2010 and lower expense allowances due to the continued run-off in the block of business ceded to the Citi reinsurers.
Income taxes. Our effective income tax rate was 34.2% for the three months ended March 31, 2012, compared with 35.5% for the same period a year ago reflecting a lower statutory income tax rate in Canada and lower tax reserves on Canadian earnings.
For additional information, see the Segment Results discussions below.
Segment Results
Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$542,157	$532,167	$9,990	2%
Ceded premiums	(414,559)	(418,653)	4,094	*
Net premiums	127,598	113,514	14,084	12%
Allocated net investment income	16,660	15,794	866	5%
Other, net	7,546	7,654	(108)	(1)%
Total revenues	151,804	136,962	14,842	11%
Benefits and expenses:
Benefits and claims	57,509	47,351	10,158	21%
Amortization of DAC	23,933	20,127	3,806	19%
Insurance commissions	3,577	4,063	(486)	(12)%
Insurance expenses	19,717	12,833	6,884	54%
Interest expense	2,785	2,872	(87)	(3)%
Total benefits and expenses	107,521	87,246	20,275	23%
Income before income taxes	$44,283	$49,716	$(5,433)	(11)%
____________________
* Less than 1%
Net premiums. Direct premiums grew largely as a result of growth in New Term business and premium increases for policies reaching the end of their initial level premium period. In the first quarter of 2011, ceded premiums included $8.7 million of ceded premium recoveries for post-issue underwriting class upgrades. Excluding the $8.7 million of ceded premium recoveries, net premiums grew by 22%, primarily as a result of incremental New Term business. Persistency was consistent with the prior-year period.
Benefits and claims. The increase in benefits and claims was consistent with net premium growth excluding the ceded premium recoveries noted above. Mortality, which was consistent with prior year, was slightly unfavorable in both periods.
Amortization of DAC. The increase in amortization of DAC was also consistent with net premium growth excluding the ceded premium recoveries noted above. In the first quarter of 2012, amortization of DAC included a reduction of approximately $2 million for commission payments previously incurred but not billed on in-force business ceded to the Citi reinsurers. In the first quarter of 2011, amortization of DAC included a one-time DAC adjustment of approximately $2.2 million largely related to in-force business ceded to the Citi reinsurers.

Insurance expenses. The growth in insurance expenses primarily reflects the impact of premium-related increases in taxes, licenses and fees and the run-off of expense allowances received under the terms of the Citi reinsurance agreements as well as prior-year favorable expense items including the release of management incentive compensation accruals for 2010.
Product Sales and Face Amount In Force. We issued 56,145 new policies during the three months ended March 31, 2012, compared with 51,281 new policies for the same period in 2011. The increased sales of our term life insurance products primarily reflect an increase in the number of applications received and a higher rate of converting applications to issued policies largely as a result of TermNow, our new rapid-issue term life insurance product. The average face amount of policies issued during the first quarter of 2012 was approximately $244,100, compared with approximately $260,000 in the first quarter of 2011.
The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,		Change
	2012	2011	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$664,955	$656,791	$8,164	1%
Issued face amount	16,983	16,735	248	1%
Terminations	(16,307)	(17,247)	940	(5)%
Foreign currency	(1,208)	2,244	(3,452)	*
Face amount in force, end of period (1)	$664,423	$658,523	$5,900	*
____________________
* Less than 1% or not meaningful

(1)	Totals may not add due to rounding.
Issued face amount was relatively flat during the first quarter of 2012 reflecting the offsetting effects of higher policy sales as discussed above and lower average size of policies issued primarily due to a higher proportion of TermNow policy sales, which are issued at lower face amounts. The decrease in terminations resulted from aggregate persistency that, while remaining below historical norms, has continued to improve modestly.
Investment and Savings Product Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$44,467	$43,128	$1,339	3%
Asset-based revenues	43,722	44,825	(1,103)	(2)%
Account-based revenues	9,373	10,432	(1,059)	(10)%
Other, net	2,572	2,461	111	5%
Total revenues	100,134	100,846	(712)	*
Expenses:
Amortization of DAC	3,223	2,785	438	16%
Insurance commissions	2,149	2,140	9	*
Sales commissions:
Sales-based	31,600	30,553	1,047	3%
Asset-based	14,745	15,451	(706)	(5)%
Other operating expenses	19,547	18,878	669	4%
Total expenses	71,264	69,807	1,457	2%
Income before income taxes	$28,870	$31,039	$(2,169)	(7)%
____________________
* Less than 1%

Supplemental information on the underlying metrics that drove results follows.

	Three months ended March 31,		Change
	2012	2011	$	%
	(Dollars in millions and accounts in thousands)
Product sales:
Retail mutual funds	$612	$646	$(34)	(5)%
Annuities and other	429	345	84	24%
Total sales-based revenue generating product sales (1)	1,041	991	50	5%
Segregated funds and other	124	123	1	*
Managed accounts	23	—	23	*
Total product sales (1)	$1,188	$1,114	$74	7%
Average client asset values:
Retail mutual funds	$23,694	$24,882	$(1,188)	(5)%
Annuities and other	8,717	8,242	475	6%
Segregated funds	2,499	2,477	22	1%
Managed accounts	212	—	212	*
Total average asset values in client accounts (1)	$35,122	$35,602	$(480)	(1)%
Average number of fee-generating accounts:
Recordkeeping accounts	2,584	2,662	(78)	(3)%
Custodial accounts	1,945	1,966	(21)	(1)%
_____________________
* Not meaningful or less than 1%
(1) Totals may not add due to rounding.
Commissions and fees. Commissions and fees declined primarily as a result of lower average client asset values in the first quarter of 2012 and a recordkeeping fee structure change beginning in the third quarter of 2011, which had no net effect on income before income taxes. Growth in sales-based revenues partially offset these declines and primarily reflect the impact of internal exchanges for the variable annuity products we offer as well as sales of a newly introduced fixed indexed annuity product.
Amortization of DAC. The increase in DAC amortization was primarily driven by the impact on amortization rates of higher than assumed redemption rates on our Canadian Segregated Funds products.
Sales commissions. The increase in sales-based commissions was primarily driven by the increases in sales noted above.
Other operating expenses. Other operating expenses grew largely as a result of higher new product offering expenses as well as the 2011 release of management incentive compensation accruals, partially offset by lower 2012 expenses due to the impact of the recordkeeping fee structure change noted above.
Product sales. Investment and savings products sales were higher in the three months ended March 31, 2012 largely reflecting the impact of internal exchanges of variable annuities and our managed accounts and fixed indexed annuities product introductions.
Asset Values in Client Accounts. Changes in asset values in client accounts were as follows:

	Three months ended March 31,		Change
	2012	2011	$	%
	(Dollars in millions)
Asset values, beginning of period	$33,664	$34,869	$(1,205)	(3)%
Inflows	1,188	1,114	74	7%
Redemptions	(1,233)	(1,083)	(150)	14%
Change in market value, net and other	2,660	1,288	1,372	107%
Asset values, end of period	$36,279	$36,188	$91	*
____________________
* Less than 1%

The growth in inflows, which reflect the internal exchanges for variable annuities, was in line with the increase in sales volume. However, internal exchanges for variable annuities are also included in redemptions. As a result, redemptions as a percent of average assets were slightly higher in the first quarter of 2012.
Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$18,880	$19,902	$(1,022)	(5)%
Ceded premiums	(3,604)	(3,585)	(19)	*
Net premiums	15,276	16,317	(1,041)	(6)%
Commissions and fees	6,343	7,731	(1,388)	(18)%
Allocated net investment income	9,437	12,831	(3,394)	(26)%
Realized investment gains, including OTTI losses	2,131	327	1,804	*
Other, net	1,476	1,338	138	10%
Total revenues	34,663	38,544	(3,881)	(10)%
Benefits and expenses:
Benefits and claims	10,424	10,284	140	1%
Amortization of DAC	(625)	317	(942)	*
Insurance commissions	2,770	2,794	(24)	*
Insurance expenses	2,727	2,965	(238)	(8)%
Sales commissions	3,372	4,434	(1,062)	(24)%
Interest expense	4,125	4,125	—	—%
Other operating expenses	21,558	21,124	434	2%
Total benefits and expenses	44,351	46,043	(1,692)	(4)%
Loss before income taxes	$(9,688)	$(7,499)	$(2,189)	29%
 ____________________
* Less than 1% or not meaningful
Total revenues. Total revenues were lower during the first quarter of 2012 due in large part to a decline in net investment income as a result of a lower invested asset base and a higher allocation to the Term Life Insurance segment, a decline in commissions and fees in connection with the termination of our loan business as well as lower production across other product lines, and a decline in net premiums on our short-term disability line primarily due to an increase in terminations concurrent with a premium rate increase. An increase in realized investment gains partially offset the decline in total revenues.
Benefits and expenses. Benefits and claims were relatively flat primarily due to the offsetting effects of improvements in morbidity experienced by the short-term disability line and adverse claims in various run-off blocks of insurance products, all of which were underwritten by NBLIC. In 2011, NBLIC completed an administrative conversion on its block of student life insurance products which, in the fourth quarter of 2011, resulted in insignificant changes to DAC and policy reserves of approximately equal and offsetting amounts. However, in the first quarter of 2012, additional conversion-related adjustments were recognized which resulted in the negative DAC amortization disclosed in the table above. Sales commissions declined primarily as a result of the decline in production noted in total revenues above.

Financial Condition
Investments. We have an investment committee composed of members of our senior management team that is responsible for establishing and maintaining our investment guidelines and supervising our investment activity. We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. Additionally, to ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our invested asset portfolio and our general liability profile.
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
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating and average approximate duration of our fixed-maturity portfolio were as follows:

	March 31, 2012	December 31, 2011

Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.7 years	3.5 years
Average book yield of our fixed-maturity portfolio	5.46%	5.52%
The distribution of our investments in fixed-maturity securities by rating follows.

	March 31, 2012		December 31, 2011
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$413,624	23%	$428,748	24%
AA	151,508	8%	150,894	8%
A	416,351	23%	431,175	24%
BBB	695,257	39%	683,818	38%
Below investment grade	112,727	6%	125,594	7%
Not rated	1,236	*	770	*
Total (1)	$1,790,703	100%	$1,820,999	100%
____________________
* Less than 1%

(1)	Totals may not add due to rounding.

The ten largest holdings within our invested asset portfolio were as follows:

	March 31, 2012
Issuer	Cost or amortized cost	Fair value	Unrealized gain	Credit rating
	(Dollars in thousands)
Government of Canada	$35,481	$39,134	$3,653	AAA
Verizon Communications Inc	11,496	13,086	1,590	A-
General Electric Co	11,449	12,985	1,536	AA+
ProLogis Inc	11,746	12,627	881	BBB-
Bank of America Corp	11,674	12,559	885	A-
Time Warner Cable Inc	11,914	12,276	362	BBB
ConocoPhillips	9,132	10,854	1,722	A
Province of Ontario Canada	8,670	10,759	2,089	AA-
National Rural Utilities Cooperative	7,184	10,379	3,195	A+
Iberdrola SA	8,468	9,526	1,058	BBB+
Total – ten largest holdings	$127,214	$144,185	$16,971
Total – fixed-maturity and equity securities	$1,815,393	$1,986,011
Percent of total fixed-maturity and equity securities	7%	7%
Our April 2012 repurchase of $150.0 million of our common stock did not result in meaningful changes to asset mix, duration or overall credit quality of our invested asset portfolio. However, with the reduction in our consolidated cash and invested assets as a result of the repurchase transaction, we expect net investment income to decline. We also expect our average book yield to increase modestly, as the investments sold to fund the dividend generally had yields that were lower than the average book yield on the pre-dividend invested assets portfolio.
For additional information on our invested asset portfolio, see Note 3 to our condensed consolidated financial statements.
Liquidity and Capital Resources
Dividends and other payments to us from our subsidiaries are our principal sources of cash. Our primary uses of funds by the Parent Company include the payment of general operating expenses, the payment of dividends and the payment of interest to Citi under the Citi note.
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
We may seek to enhance our liquidity position or capital structure through borrowings from third-party sources, sales of debt or equity securities, reserve financings or some combination of these sources. The Model Regulation entitled Valuation of Life Insurance Policies, commonly known as Regulation XXX, requires insurers to carry statutory reserves for term life insurance policies with long-term premium guarantees which are often significantly in excess of the reserves that insurers deem necessary to satisfy claim obligations. Accordingly, many insurance companies have sought ways to reduce their capital needs by financing these excess reserves through bank financing, reinsurance arrangements and other financing transactions.
Effective March 31, 2012, we completed a Regulation XXX reserve financing transaction. As part of this transaction, Peach Re, Inc. ("Peach Re"), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, entered into a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement"). Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit with a term of approximately 14 years in an initial amount of $450 million for the benefit of Primerica Life (the "LOC"). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum amount of $510 million in 2014. The LOC will be available to support certain obligations of Peach Re for a portion of reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under a coinsurance agreement. In connection with this transaction, Primerica Life obtained regulatory approval for the payment of an extraordinary dividend of $150.0 million to the Parent Company.
In April 2012, we completed the repurchase of approximately 5.7 million shares of our common stock beneficially owned by private equity funds managed by Warburg Pincus LLC ("Warburg Pincus") for a total purchase price of approximately $150.0 million. For additional information, see Note 11 to our condensed consolidated financial statements.
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
The components of the change in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2012	2011	$
	(In thousands)
Net cash (used in) provided by operating activities	$(16,124)	$3,208	$(19,332)
Net cash provided by (used in) investing activities	31,958	(12,423)	44,381
Net cash used in financing activities	(2,013)	(757)	(1,256)
Effect of foreign exchange rate changes on cash	5,637	(789)	6,426
Change in cash and cash equivalents	$19,458	$(10,761)	$30,219
Operating Activities. The change in operating cash flows compared with the prior-year period was primarily the result of the timing of payments due to reinsurers in our Term Life business.
Investing Activities. The increase in investing cash flows was largely due to fewer investment purchases and higher investment sales, partially offset by fewer investment maturities, during the first quarter of 2012 versus the prior year period as we accumulated cash to fund the capitalization of Peach Re.
Financing Activities. The increase in net cash used in financing activities was due to the quarterly cash dividend being $0.03 per share in the first quarter of 2012 versus $0.01 per share in the first quarter of 2011.
Citi Note. In April 2010, we issued a $300.0 million note to Citi as part of our corporate reorganization. We were in compliance with the covenants of the Citi note at March 31, 2012. No events of default or defaults occurred during the three months ended March 31, 2012. See Note 6 to our condensed consolidated financial statements for additional information.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of March 31, 2012, our debt-to-capital ratio was 17.8%.

Rating Agencies. There have been no changes to Primerica, Inc.'s senior debt ratings or Primerica Life's financial strength ratings since December 31, 2011.
Risk-Based Capital. The NAIC has established risk-based capital (“RBC”) standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.
As of March 31, 2012, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth. Following the Regulation XXX reserve financing transaction and the $150.0 million dividend from Primerica Life to the Parent Company, Primerica Life's RBC ratio is well positioned to support existing operations and fund future growth.
In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk and foreign exchange risk. Primerica Life Canada is in compliance with Canada’s minimum capital requirements as of March 31, 2012, as determined by OSFI.
Short-term Borrowings. We had no short-term borrowings as of or during the three months ended March 31, 2012.
Off-balance Sheet Arrangements. Effective March 31, 2012, Peach Re entered into the Credit Facility Agreement with Deutsche Bank. Under the Credit Facility Agreement, the LOC was issued to support certain obligations of Peach Re for a portion of reserves related to level premium term life insurance policies ceded to Peach Re from Primerica Life under a coinsurance agreement, effective as of March 31, 2012. The LOC has a term of approximately 14 years and was issued in an initial amount of $450 million. Subject to certain conditions, the amount of the LOC will be periodically increased to a maximum amount of $510 million in 2014. The annual pretax expense of the LOC is expected to range from approximately $5.0 million to $7.0 million in 2012 through 2018, $2.0 million to $4.0 million in 2019 through 2023, and to be less than $1.0 million in 2024 and 2025.
Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draw and interest thereon. The Credit Facility Agreement is non-recourse to the Parent Company and Primerica Life, meaning that neither is liable for repaying Deutsche Bank for any draws or interest thereon. Pursuant to the terms of a letter agreement with Deutsche Bank, the Parent Company has agreed to guarantee the payment of fees to Deutsche Bank under the Credit Facility Agreement. Pursuant to the Credit Facility Agreement, Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities.
Contractual Obligations Update. There have been no material changes in contractual obligations from those disclosed in the 2011 Annual Report other than the Credit Facility Agreement discussed above in the Off-balance Sheet Arrangements section.
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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•	our failure to continue to attract and license new recruits, retain sales representatives, or license or maintain the licensing of our sales representatives;

•	changes to the independent contractor status of our sales representatives;

•	our or our sales representatives' violation of, or non-compliance with, laws and regulations;

•	our or our sales representatives' failure to protect the confidentiality of client information;

•	differences between our actual experience and our expectations regarding mortality, persistency, expenses and investment yields as reflected in the pricing for our insurance policies;

•	the occurrence of a catastrophic event that causes a large number of premature deaths of our insureds;

•	changes in federal and state legislation and regulation, including other legislation or regulation that affects our insurance, investment product businesses;

•	our failure to meet risk-based capital standards or other minimum capital or surplus requirements;

•
a downgrade or potential downgrade in our insurance subsidiaries' financial strength ratings or in our investment grade credit ratings for the senior unsecured debt that we may elect to offer pursuant to our existing shelf registration statement at some time in the future;

•	the effects of credit deterioration and interest rate fluctuations on our invested asset portfolio;

•	incorrectly valuing our investments;

•	inadequate or unaffordable reinsurance or the failure of our reinsurers to perform their obligations;

•	the failure of, or legal challenges to, the support tools we provide to our sales force;

•	heightened standards of conduct or more stringent licensing requirements for our sales representatives;

•	inadequate policies and procedures regarding suitability review of client transactions;

•	the inability of our subsidiaries to pay dividends or make distributions;

•	our ability to generate and maintain a sufficient amount of working capital;

•	our non-compliance with the covenants of the Citi note;

•	legal and regulatory investigations and actions concerning us or our sales representatives;

•	the loss of key personnel;

•	the failure of our information technology systems, breach of our information security or failure of our business continuity plan; and

•	fluctuations in Canadian currency exchange rates.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest rate risk
The fair value of the fixed-maturity securities in our invested asset portfolio as of March 31, 2012 was $1.95 billion. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolios to decline by approximately $68.1 million, or 3%, based on our actual securities positions as of March 31, 2012.
Canadian currency risk
We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. For the three months ended March 31, 2012, 20% of our revenues from operations, excluding realized investment gains, were generated by our Canadian operations. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar financial statements and a weaker Canadian dollar has the opposite effect. Historically, we have not hedged this exposure, although we may elect to do so in future periods.
One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the three months ended March 31, 2012. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our net income before income taxes for the three months ended March 31, 2012 by approximately $1.6 million.

ITEM 4. CONTROLS AND PROCEDURES.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
We are involved from time to time in legal disputes, regulatory inquires and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described in Note 10 to our condensed consolidated financial statements, which are included elsewhere in this report, and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.
ITEM 1A. RISK FACTORS.
The Risk Factors contained in the 2011 Annual Report are incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2012, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of share that may yet be purchased under the plans or programs
January 1 - 31, 2012	—	$—	—	—
February 1 - 29, 2012 (1)	48,087	25.59	—	—
March 1 - 31, 2012 (1)	16,114	25.09	—	—
Total	64,201	$25.46	—	—
________________
(1) The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of employees in connection with the lapsing of restrictions on restricted shares and restricted stock units.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.
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
3.1
Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

3.2
Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

10.1
Share Repurchase Agreement dated as of April 17, 2012 between the Registrant and Warburg Pincus Private Equity X, L.P., Warburg Pincus X Partners, L.P. (Incorporated by reference to Exhibit 99.2 to Primerica's Current Report on Form 8-K dated April 17, 2012 (Commission File No. 001-34680))

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
* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The financial information contained in the XBRL(eXtensible Business Reporting Language)-related documents is unaudited and unreviewed.
(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Stockholders’ Equity, (iv) Condensed Statements of Comprehensive Income, (v) Condensed Statements of Cash Flows, (vi) Notes to Condensed Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

May 8, 2012	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)