Form 10-Q
period 2012-06-30
Primerica, Inc.
filed 2012-08-08
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 31, 2012
Common Stock, $.01 Par Value	60,028,946 shares

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
	(In thousands, except per-share amounts)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,663,776 in 2012 and $1,811,359 in 2011)	$1,823,729	$1,959,156
Equity securities available for sale, at fair value (cost: $25,033 in 2012 and $21,329 in 2011)	31,811	26,712
Trading securities, at fair value (cost: $29,262 in 2012 and $9,793 in 2011)	29,038	9,640
Policy loans	24,187	25,982
Other invested assets	14	14
Total investments	1,908,779	2,021,504
Cash and cash equivalents	108,062	136,078
Accrued investment income	20,220	21,579
Due from reinsurers	3,903,028	3,855,318
Deferred policy acquisition costs, net	990,558	904,485
Premiums and other receivables	167,746	163,845
Intangible assets, net (accumulated amortization: $59,920 in 2012 and $58,218 in 2011)	70,226	71,928
Other assets	281,818	268,485
Separate account assets	2,500,640	2,408,598
Total assets	$9,951,077	$9,851,820
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$4,723,359	$4,614,860
Unearned premiums	9,476	7,022
Policy claims and other benefits payable	236,717	241,754
Other policyholders’ funds	347,763	340,766
Note payable	300,000	300,000
Income taxes	82,755	81,316
Other liabilities	329,538	381,496
Payable under securities lending	143,963	149,358
Separate account liabilities	2,500,640	2,408,598
Total liabilities	8,674,211	8,525,170
Stockholders’ equity:
Common stock of ($.01 par value. Authorized 500,000 in 2012 and 2011 and issued 59,868 shares in 2012 and 64,883 shares in 2011)	599	649
Paid-in capital	693,717	835,232
Retained earnings	426,936	344,104
Accumulated other comprehensive income, net of income tax:
Unrealized foreign currency translation gains	50,458	51,248
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	107,187	97,082
Net unrealized investment losses other-than-temporarily impaired	(2,031)	(1,665)
Total stockholders’ equity	1,276,866	1,326,650
Total liabilities and stockholders’ equity	$9,951,077	$9,851,820
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$570,073	$560,881	$1,131,110	$1,112,950
Ceded premiums	(415,815)	(435,564)	(833,978)	(857,802)
Net premiums	154,258	125,317	297,132	255,148
Commissions and fees	106,761	108,698	210,666	214,814
Net investment income	23,605	27,229	49,702	55,855
Realized investment gains, including other-than-temporary impairment losses	4,321	2,035	6,452	2,362
Other, net	11,580	11,816	23,174	23,268
Total revenues	300,525	275,095	587,126	551,447
Benefits and expenses:
Benefits and claims	68,925	57,272	136,858	114,907
Amortization of deferred policy acquisition costs, net	28,205	23,975	54,736	47,204
Sales commissions	51,475	50,273	101,192	100,711
Insurance expenses	24,589	26,988	47,033	42,786
Insurance commissions	6,458	9,534	14,954	18,532
Interest expense	8,506	6,998	15,416	13,995
Other operating expenses	40,446	41,590	81,551	81,591
Total benefits and expenses	228,604	216,630	451,740	419,726
Income before income taxes	71,921	58,465	135,386	131,721
Income taxes	25,741	20,845	47,450	46,830
Net income	$46,180	$37,620	$87,936	$84,891

Earnings per share:
Basic	$0.73	$0.50	$1.35	$1.12
Diluted	$0.72	$0.49	$1.33	$1.11

Weighted-average shares used in computing earnings per share:
Basic	61,531	73,457	63,332	73,067
Diluted	62,687	74,201	64,481	74,028

Supplemental disclosures:
Total impairment losses	$(203)	$(66)	$(904)	$(333)
Impairment losses recognized in other comprehensive income before income taxes	76	—	563	—
Net impairment losses recognized in earnings	(127)	(66)	(341)	(333)
Other net realized investment gains	4,448	2,101	6,793	2,695
Realized investment gains, including other-than-temporary impairment losses	$4,321	$2,035	$6,452	$2,362
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$46,180	$37,620	$87,936	$84,891
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	3,931	16,081	21,445	12,443
Reclassification adjustment for realized investment (gains) losses included in net income	(4,640)	(2,073)	(6,461)	(2,293)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(4,177)	1,041	(869)	3,647
Total other comprehensive income (loss) before income taxes	(4,886)	15,049	14,115	13,797
Income tax expense (benefit) related to items of other comprehensive income (loss)	(298)	4,903	5,166	2,825
Other comprehensive income (loss), net of income taxes	(4,588)	10,146	8,949	10,972
Total comprehensive income	$41,592	$47,766	$96,885	$95,863
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

	Six months ended June 30,
	2012	2011
	(In thousands, except per-share amounts)
Common stock:
Balance, beginning of period	$649	$728
Repurchases of common stock	(62)	(2)
Net issuance of common stock	12	10
Balance, end of period	599	736
Paid-in capital:
Balance, beginning of period	835,232	1,010,635
Share-based compensation	17,353	16,246
Net issuance of common stock	(12)	(10)
Repurchases of common stock	(160,817)	(4,108)
Net capital contributed by (to) Citi	1,961	(1,424)
Balance, end of period	693,717	1,021,339
Retained earnings:
Balance, beginning of period	344,104	194,225
Net income	87,936	84,891
Dividends ($0.08 per share in 2012 and $0.04 per share in 2011)	(5,104)	(3,027)
Balance, end of period	426,936	276,089
Accumulated other comprehensive income:
Balance, beginning of period	146,665	150,940
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(79) in 2012 and $0 in 2011	(790)	3,647
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $5,441 in 2012 and $2,825 in 2011	10,105	7,325
Change in net unrealized investment gains (losses) other-than-temporarily impaired, net of income tax expense (benefit) of $(196) in 2012 and $0 in 2011	(366)	—
Balance, end of period	155,614	161,912
Total stockholders’ equity	$1,276,866	$1,460,076
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited

	Six months ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$87,936	$84,891
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	113,712	35,579
Deferral of policy acquisition costs	(141,151)	(134,704)
Amortization of deferred policy acquisition costs, net	54,736	47,204
Change in income taxes	431	(13,074)
Realized investment gains, including other-than-temporary impairments	(6,452)	(2,362)
Accretion and amortization of investments	(304)	(1,910)
Depreciation and amortization	4,911	5,265
Change in due from reinsurers	(47,710)	18,515
Change in premiums and other receivables	(3,826)	(11,575)
Trading securities sold (acquired), net	14,639	(13,505)
Share-based compensation	13,196	12,061
Other, net	(77,309)	(32,585)
Net cash provided by (used in) operating activities	12,809	(6,200)
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities - sold	213,317	36,635
Fixed-maturity securities - matured or called	124,320	230,947
Equity securities	1,246	3,026
Available-for-sale investments acquired:
Fixed-maturity securities	(209,197)	(267,793)
Equity securities	(3,086)	(73)
Other, net	148	(82)
Cash collateral received (returned) on loaned securities, net	(5,395)	(18,384)
Sales (purchases) of short-term investments using securities lending collateral, net	5,395	18,384
Net cash provided by (used in) investing activities	126,748	2,660
Cash flows from financing activities:
Dividends	(5,104)	(3,027)
Common stock repurchased	(160,879)	(4,110)
Net cash provided by (used in) financing activities	(165,983)	(7,137)
Effect of foreign exchange rate changes on cash	(1,590)	(1,310)
Change in cash and cash equivalents	(28,016)	(11,987)
Cash and cash equivalents, beginning of period	136,078	126,038
Cash and cash equivalents, end of period	$108,062	$114,051
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

(1)	Summary of Significant Accounting Policies
Description of Business. Primerica, Inc. (the "Parent Company") together with its subsidiaries (collectively, "we" or the "Company") is a leading distributor of financial products to middle income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc., a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada ("Primerica Life Canada"); and PFS Investments, Inc., an investment products company and broker-dealer. Primerica Life, domiciled in Massachusetts, owns National Benefit Life Insurance Company ("NBLIC"), a New York life insurance company. Each of these entities was indirectly wholly owned by Citigroup Inc. (together with its non-Primerica affiliates, "Citi") through March 31, 2010.
We capitalized Peach Re, Inc. ("Peach Re"), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, and Primerica Life ceded to Peach Re certain level premium term life insurance policies pursuant to a coinsurance agreement (the "Peach Re Coinsurance Agreement"), effective March 31, 2012.
Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). These principles are established primarily by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect financial statement balances, revenues and expenses and cash flows as well as the disclosure of contingent assets and liabilities. Management considers available facts and knowledge of existing circumstances when establishing the estimates included in our financial statements.
The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs assets ("DAC"), future policy benefit reserves and income taxes. Estimates for these and other items are subject to change and are reassessed by management in accordance with GAAP. Actual results could differ from those estimates.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and those entities required to be consolidated under applicable accounting standards. All material intercompany profits, transactions, and balances among the consolidated entities have been eliminated.
The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2012 and December 31, 2011, the statements of income and comprehensive income for the three and six months ended June 30, 2012 and 2011, and the statements of stockholders' equity and cash flows for the six months ended June 30, 2012 and 2011. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and the regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2011, as modified and updated by our Current Report on Form 8-K filed with the SEC on May 8, 2012 (together, the "2011 Annual Report").
Reclassifications. Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. Concurrent with our January 1, 2012 adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts ("ASU 2010-26"), certain expenses were reclassified among sales commission, insurance expenses, insurance commissions and other operating expenses. These reclassifications had no impact on net income, total stockholders’ equity or income before income taxes by segment.
Significant Accounting Policies. All significant accounting policies remain unchanged from the 2011 Annual Report.

New Accounting Principles.
We retrospectively adopted ASU 2010-26 in our fiscal year beginning January 1, 2012. The impact of adoption was as follows:

(In thousands, except per-share amounts)
Reduction as of January 1, 2011:
Deferred policy acquisition costs, net	$114,265
Stockholders' equity	74,964

Reduction as of December 31, 2011:
Deferred policy acquisition costs, net	$146,152
Stockholders' equity	95,991

Reduction for the three months ended June 30, 2011:
Income before income taxes	$9,696
Net income	6,403
Basic earnings per share	0.08
Diluted earnings per share	0.09

Reduction for the six months ended June 30, 2011:
Income before income taxes	$17,585
Net income	11,599
Basic earnings per share	0.16
Diluted earnings per share	0.15
The adoption of ASU 2010-26 had no impact on our cash flows or required capital.
In accordance with ASU 2010-26, we only defer the costs of acquiring new business to the extent that they result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. These deferred policy acquisition costs mainly include commissions and policy issuance expenses. The recovery of such costs is dependent on the future profitability of the related policies, which, in turn, is dependent principally upon mortality, persistency, investment returns, and the expense of administering the business, as well as upon certain economic variables, such as inflation. DAC is subject to recoverability testing annually and when impairment indicators exist. We make certain assumptions regarding persistency, expenses, interest rates and claims. These assumptions may not be modified, or unlocked, unless recoverability testing deems them to be inadequate. We update assumptions for new business to reflect the most recent experience. DAC is amortized over the premium-paying period of the related policies in proportion to annual premium income. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency could result in a material increase or decrease of DAC amortization in a particular period. All other acquisition-related costs, including unsuccessful acquisition and renewal efforts, are charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and are charged to expense as incurred.
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

The balances of and activity in DAC, which reflects the retrospective adoption of ASU 2010-26 for all periods presented, were as follows:

	Six months ended June 30,
	2012	2011
	(In thousands)
DAC balance, beginning of period	$904,485	$738,946
Capitalization	141,151	134,704
Amortization	(54,736)	(47,204)
Foreign exchange and other	(342)	7,338
DAC balance, end of period	$990,558	$833,784
Fair Value Measurement Amendments. In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement ("ASU 2011-04"). The primary provisions of ASU 2011-04 result in common fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurement, including requiring quantitative disclosures about the unobservable inputs used in fair value measurements. The amendments in the update were applied prospectively for our fiscal year beginning January 1, 2012. This update did not result in a significant impact on our financial position or results of operations.
(2) Segment Information
We have two primary operating segments – Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. Assets by segment were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Assets:
Term life insurance segment	$6,241,977	$6,009,162
Investment and savings products segment	2,692,115	2,591,137
Corporate and other distributed products segment	1,016,985	1,251,521
Total assets	$9,951,077	$9,851,820
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, Investment and Savings Products segment assets were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Investment and savings products segment assets, excluding separate accounts	$192,462	$183,622

Results of operations by segment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Term life insurance segment	$162,732	$131,641	$314,536	$268,603
Investment and savings products segment	102,967	104,586	203,101	205,432
Corporate and other distributed products segment	34,826	38,868	69,489	77,412
Total revenues	$300,525	$275,095	$587,126	$551,447

Income (loss) before income taxes:
Term life insurance segment	$51,724	$36,026	$96,007	$85,742
Investment and savings products segment	29,444	30,470	58,314	61,509
Corporate and other distributed products segment	(9,247)	(8,031)	(18,935)	(15,530)
Total income before income taxes	$71,921	$58,465	$135,386	$131,721
Results of operations by country were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenues by country:
United States	$246,703	$222,909	$477,460	$445,312
Canada	53,822	52,186	109,666	106,135
Total revenues	$300,525	$275,095	$587,126	$551,447

Income before income taxes by country:
United States	$54,265	$42,652	$102,038	$99,658
Canada	17,656	15,813	33,348	32,063
Total income before income taxes	$71,921	$58,465	$135,386	$131,721

(3) Investments
The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities in our available-for-sale portfolio follow:

	June 30, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$8,981	$888	$—	$9,869
Foreign government	97,414	14,118	(148)	111,384
States and political subdivisions	27,839	3,524	(2)	31,361
Corporates (1)	1,181,368	120,760	(3,906)	1,298,222
Mortgage- and asset-backed securities	348,174	26,695	(1,976)	372,893
Total fixed-maturity securities	1,663,776	165,985	(6,032)	1,823,729
Equity securities	25,033	7,154	(376)	31,811
Total fixed-maturity and equity securities	$1,688,809	$173,139	$(6,408)	$1,855,540
____________________

(1)	Includes $3.1 million of other-than-temporary impairment losses recognized in accumulated other comprehensive income.

	December 31, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,050	$935	$—	$10,985
Foreign government	97,206	14,818	(179)	111,845
States and political subdivisions	28,264	2,671	—	30,935
Corporates (1)	1,250,702	111,346	(7,847)	1,354,201
Mortgage- and asset-backed securities	425,137	29,398	(3,345)	451,190
Total fixed-maturity securities	1,811,359	159,168	(11,371)	1,959,156
Equity securities	21,329	5,689	(306)	26,712
Total fixed-maturity and equity securities	$1,832,688	$164,857	$(11,677)	$1,985,868
____________________

(1)	Includes $2.6 million of other-than-temporary impairment losses recognized in accumulated other comprehensive income.
Certain available-for-sale securities were sold during the three months ended June 30, 2012 to finance the repurchase of shares in April 2012 (see Note 7 for additional information).

The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale securities was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Net unrealized investment gains (losses) including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$166,731	$153,180
Currency swaps	(23)	96
Foreign currency translation adjustment	(4,929)	(6,481)
Other-than-temporary impairments	3,124	2,562
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	164,903	149,357
Deferred income taxes	(57,716)	(52,275)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$107,187	$97,082
We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of these securities was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Fixed-maturity securities classified as trading, carried at fair value	$29,038	$9,640
All of our available-for-sale mortgage- and asset-backed securities represent variable interests in variable interest entities ("VIEs"). We are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. The maximum exposure to loss as a result of our involvement in these VIEs equals the carrying value of the securities.
As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Fair value of investments on deposit with governmental authorities	$19,309	$19,100
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

	June 30, 2012	December 31, 2011
	(In thousands)
Securities lending collateral	$143,963	$149,358

The scheduled contractual maturity distribution of the available-for-sale fixed-maturity portfolio at June 30, 2012 follows.

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$112,493	$116,017
Due after one year through five years	551,201	594,914
Due after five years through 10 years	603,657	684,617
Due after 10 years	48,251	55,288
	1,315,602	1,450,836
Mortgage- and asset-backed securities	348,174	372,893
Total fixed-maturity securities	$1,663,776	$1,823,729
Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Fixed-maturity securities	$23,797	$27,462	$49,559	$56,474
Equity securities	244	165	467	353
Policy loans and other invested assets	261	320	611	648
Cash and cash equivalents	111	65	246	135
Market return on deposit asset underlying 10% reinsurance agreement	574	650	1,604	1,159
Gross investment income	24,987	28,662	52,487	58,769
Investment expenses	(1,382)	(1,433)	(2,785)	(2,914)
Net investment income	$23,605	$27,229	$49,702	$55,855

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$4,506	$2,145	$6,542	$2,957
Gross losses from sales	(56)	(6)	(57)	(331)
Gross gains from securities transferred from available-for-sale to trading	323	—	323	—
Gross losses from securities transferred from available-for-sale to trading	(6)	—	(6)	—
Other-than-temporary impairment losses	(127)	(66)	(341)	(333)
Gains (losses) from bifurcated options	(319)	(38)	(9)	69
Net realized investment gains (losses)	$4,321	$2,035	$6,452	$2,362
Gross realized investment gains (losses) reclassified from accumulated other comprehensive income	$4,640	$2,073	$6,461	$2,293
Proceeds from sales or other redemptions	$196,096	$106,848	$338,883	$270,608
Other-Than-Temporary Impairment. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible other-than-temporary impairment ("OTTI"). An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an unrealized loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity. For additional information, see Note 3 to the consolidated and combined financial statements in our 2011 Annual Report.
Investments in fixed-maturity and equity securities with a cost basis in excess of fair value were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Fixed-maturity and equity securities with cost basis in excess of fair value	$126,930	$286,718

The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2012
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
Foreign government	$6,945	$(148)	12	$—	$—	0
States and political subdivisions	1,750	(2)	3	—	—	0
Corporates	75,791	(2,282)	125	13,030	(1,624)	23
Mortgage- and asset-backed securities	9,878	(114)	14	11,101	(1,862)	22
Total fixed-maturity securities	94,364	(2,546)		24,131	(3,486)
Equity securities	1,314	(75)	13	713	(301)	12
Total fixed-maturity and equity securities	$95,678	$(2,621)		$24,844	$(3,787)

	December 31, 2011
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
Foreign government	$7,150	$(179)	10	$—	$—	0
States and political subdivisions	—	—	0	—	—	0
Corporates	188,643	(6,979)	185	4,092	(868)	11
Mortgage- and asset-backed securities	49,026	(478)	60	25,280	(2,867)	30
Total fixed-maturity securities	244,819	(7,636)		29,372	(3,735)
Equity securities	850	(306)	78	—	—	0
Total fixed-maturity and equity securities	$245,669	$(7,942)		$29,372	$(3,735)
The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	June 30, 2012		December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$3,704	$4,695	$3,983	$5,168

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Impairments on fixed-maturity securities not in default	$126	$63	$340	$324
Impairments on fixed-maturity securities in default	—	—	—	4
Impairments on equity securities	1	3	1	5
Total impairment charges	$127	$66	$341	$333
The fixed-maturity and equity securities noted above were considered to be other-than-temporarily impaired due to adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; or analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default.
As of June 30, 2012, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investments. Because the declines in fair value were mostly attributable to changes in interest rates and not credit quality, and because we have the ability to hold these investments until a market price recovery or maturity as well as no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.
Net impairment losses recognized in earnings were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$161	$2	$861	$2
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	76	—	563	—
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	85	2	298	2
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	42	64	43	331
Net impairment losses recognized in earnings	$127	$66	$341	$333

The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held follows.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$32,213	$40,634	$34,072	$41,129
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	10	—	10	4
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	116	63	330	324
Reductions due to sales, maturities or calls of credit impaired securities	(911)	(807)	(2,984)	(1,567)
Cumulative OTTI credit losses recognized for securities still held, end of period	$31,428	$39,890	$31,428	$39,890
Derivatives. We use foreign currency swaps to reduce our foreign exchange risk due to direct investment in foreign currency-denominated debt securities. The aggregate notional balance and fair value of these currency swaps follow.

	June 30, 2012	December 31, 2011
	(In thousands)
Aggregate notional balance of currency swaps	$5,878	$5,878
Aggregate fair value of currency swaps	(1,987)	(2,032)
The change in fair value of these currency swaps is reflected in other comprehensive income as they effectively hedge the variability in cash flows from these foreign currency-denominated debt securities.
The embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. We recognize the change in fair value of these bifurcated conversion options in realized investment gains, including other-than-temporary impairment losses. The fair value of these bifurcated options follows.

	June 30, 2012	December 31, 2011
	(In thousands)
Aggregate fair value of embedded conversion options bifurcated from host contract	$7,227	$8,583
We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Deferred loss related to closed forward contracts	$26,385	$26,385
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

As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input (Level 3 being the lowest). Significant levels of estimation and judgment are required to determine the fair value of certain of our investments. The factors influencing these estimations and judgments are subject to change in subsequent reporting periods.
The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$9,869	$—	$9,869
Foreign government	—	111,384	—	111,384
States and political subdivisions	—	31,361	—	31,361
Corporates	249	1,290,884	7,089	1,298,222
Mortgage- and asset-backed securities	—	369,899	2,994	372,893
Total fixed-maturity securities	249	1,813,397	10,083	1,823,729
Equity securities	24,525	7,238	48	31,811
Trading securities	—	29,038	—	29,038
Separate accounts	—	2,500,640	—	2,500,640
Total fair value assets	$24,774	$4,350,313	$10,131	$4,385,218
Fair value liabilities:
Currency swaps	$—	$1,987	$—	$1,987
Separate accounts	—	2,500,640	—	2,500,640
Total fair value liabilities	$—	$2,502,627	$—	$2,502,627

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$10,985	$—	$10,985
Foreign government	—	111,845	—	111,845
States and political subdivisions	—	30,935	—	30,935
Corporates	256	1,349,021	4,924	1,354,201
Mortgage- and asset-backed securities	—	449,228	1,962	451,190
Total fixed-maturity securities	256	1,952,014	6,886	1,959,156
Equity securities	18,069	8,592	51	26,712
Trading securities	—	9,640	—	9,640
Separate accounts	—	2,408,598	—	2,408,598
Total fair value assets	$18,325	$4,378,844	$6,937	$4,404,106
Fair value liabilities:
Currency swaps	$—	$2,032	$—	$2,032
Separate accounts	—	2,408,598	—	2,408,598
Total fair value liabilities	$—	$2,410,630	$—	$2,410,630
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
The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Level 3 assets, beginning of period	$10,916	$30,162	$6,937	$24,998
Net unrealized gains (losses) included in other comprehensive income	(504)	(232)	(336)	(281)
Net realized gains (losses) included in realized investment gains, including other-than-temporary impairment losses	45	871	(40)	1,466
Purchases	1,117	—	2,416	4,000
Sales	—	(902)	—	(3,823)
Settlements	(384)	(1,238)	(738)	(1,462)
Transfers into Level 3	—	2	2,951	4,503
Transfers out of Level 3	(1,059)	(16,398)	(1,059)	(17,136)
Level 3 assets, end of period	$10,131	$12,265	$10,131	$12,265
We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2012 and 2011. In addition, there were no transfers between Level 1 and Level 3 during the six months ended June 30, 2012 and 2011.
Invested assets included in the transfer from Level 2 to Level 3 during the three months ended June 30, 2011 and the six months ended June 30, 2012 and 2011 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data. Invested assets included in the transfer from Level 3 to Level 2 during the three and six months ended June 30, 2012 and 2011 primarily were fixed-maturity securities and fixed-maturity securities with embedded conversion options for which we were able to obtain independent pricing quotes based on observable inputs.

The table below is a summary of the estimated fair value for financial instruments.

	June 30, 2012		December 31, 2011
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$1,823,729	$1,823,729	$1,959,156	$1,959,156
Equity securities	31,811	31,811	26,712	26,712
Trading securities	29,038	29,038	9,640	9,640
Policy loans	24,187	24,187	25,982	25,982
Other invested assets	14	14	14	14
Deposit asset underlying 10% reinsurance agreement	75,436	75,436	59,975	59,975
Separate accounts	2,500,640	2,500,640	2,408,598	2,408,598
Liabilities:
Note payable	$300,000	$334,782	$300,000	$329,779
Currency swaps	1,987	1,987	2,032	2,032
Separate accounts	2,500,640	2,500,640	2,408,598	2,408,598
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
The carrying amounts for cash and cash equivalents, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximate their fair values due to the short-term nature of these instruments. Consequently, such financial instruments are not included in the above table.

(5)	Reinsurance
Reinsurance ceded arrangements do not relieve the Company of its primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers. Details on in-force life insurance follow.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Direct life insurance in force	$672,899,761	$669,938,841
Amounts ceded to other companies	(598,719,363)	(596,975,143)
Net life insurance in force	$74,180,398	$72,963,698
Percentage of reinsured life insurance in force	89%	89%
Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	June 30, 2012		December 31, 2011
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company (1)	$2,471,318	NR	$2,438,723	NR
Financial Reassurance Company 2010, Ltd. (1)	338,645	NR	335,396	NR
American Health and Life Insurance Company (1)	166,687	A-	164,387	A-
Due from Citi affiliate reinsurers	2,976,650		2,938,506
Swiss Re Life & Health America Inc. (2)	254,414	A+	252,912	A+
SCOR Global Life Reinsurance Companies	148,874	A	143,409	A
Generali USA Life Reassurance Company	113,820	A-	114,774	A-
Transamerica Reinsurance Companies	101,709	A+	103,873	A+
Munich American Reassurance Company	97,543	A+	99,240	A+
Korean Reinsurance Company	82,655	A	82,755	A
RGA Reinsurance Company	69,338	A+	67,740	A+
All other reinsurers	58,025	—	52,109	—
Due from reinsurers	$3,903,028		$3,855,318
____________________
NR – not rated

(1)	Amounts shown are net of their share of the reinsurance recoverable from other reinsurers.

(2)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.

(6)	Notes Payable
In April 2010, we issued to Citi a $300.0 million note (the "Citi note") as part of our corporate reorganization. The Citi note bore interest at an annual rate of 5.5%, payable semi-annually in arrears on January 15 and July 15. It was scheduled to mature on March 31, 2015. The Citi note required us to use our commercially reasonable efforts to repay the note in full at certain mutually agreeable dates, based on certain conditions. We were in compliance with the covenants of the Citi note at June 30, 2012. No events of default or defaults occurred during the six months ended June 30, 2012.
On July 16, 2012, we issued $375.0 million in principal amount of senior notes (the "Senior Notes") and used $300.0 million of the net cash proceeds to repay the Citi note in whole at a redemption price equal to 100% of the outstanding principal amount. We issued the Senior Notes at a price of 99.843% of the principal amount with an annual interest rate of 4.750%, payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2013. The Senior Notes mature on July 15, 2022.
As unsecured senior obligations, the Senior Notes rank equally in right of payment with all existing and future unsubordinated indebtedness. They will rank senior in right of payment to all existing and future subordinated indebtedness and are structurally subordinated in right of payment to all existing and future liabilities of our subsidiaries. In addition, the Senior Notes contain covenants that restrict our ability to, among other things, create or incur any indebtedness that is secured by a lien on the capital stock of certain of our subsidiaries, and merge, consolidate or sell all or substantially all of our properties and assets.

(7)	Stockholders’ Equity
A reconciliation of the number of shares of our common stock follows.

	Six months ended June 30,
	2012	2011
	(In thousands)
Common stock, beginning of period	64,883	72,843
Shares of restricted common stock issued, net	438	345
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	712	584
Common stock retired	(6,165)	(169)
Common stock, end of period	59,868	73,603
The above reconciliation excludes RSUs which do not have voting rights and are subject to sale restrictions. As the restrictions lapse during the three years following the issuance of the RSUs, we will issue common shares with voting rights. As of June 30, 2012, we had a total of approximately 1.7 million RSUs outstanding. Approximately 178,000 RSUs were granted during the six months ended June 30, 2012 and approximately 246,000 RSUs were granted during the six months ended June 30, 2011.
On April 26, 2012, we repurchased 5,736,137 shares of our common stock beneficially owned by certain private equity funds managed by Warburg Pincus LLC ("Warburg Pincus") at $26.15 per share, for a total purchase price of approximately $150.0 million. The per-share purchase price was determined based on the closing price of our common stock on April 17, 2012, which was the date the agreement to repurchase the shares was executed. As of June 30, 2012, Warburg Pincus owned approximately 18% of the Company's outstanding common stock. At June 30, 2012, Warburg Pincus also owned warrants to purchase 4,103,110 additional shares of our common stock at an exercise price of $18.00 per share. These warrants expire in April 2017.

(8)	Earnings Per Share ("EPS")
The Company has outstanding common stock, warrants, and equity awards. Both the vested and unvested equity awards maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. These equity awards are deemed participating securities for purposes of calculating EPS.
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
The calculation of basic and diluted EPS follows.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except per-share amounts)
Basic EPS
Numerator:
Net income	$46,180	$37,620	$87,936	$84,891
Income attributable to unvested participating securities	(1,111)	(1,097)	(2,498)	(2,837)
Net income used in calculating basic EPS	$45,069	$36,523	$85,438	$82,054
Denominator:
Weighted-average vested shares	61,531	73,457	63,332	73,067
Basic EPS	$0.73	$0.50	$1.35	$1.12

Diluted EPS
Numerator:
Net income	$46,180	$37,620	$87,936	$84,891
Income attributable to unvested participating securities	(1,092)	(1,087)	(2,457)	(2,802)
Net income used in calculating diluted EPS	$45,088	$36,533	$85,479	$82,089
Denominator:
Weighted-average vested shares	62,687	74,201	64,481	74,028
Diluted EPS	$0.72	$0.49	$1.33	$1.11

(9)	Share-Based Transactions
The Company has outstanding equity awards under its Omnibus Incentive Plan ("OIP"). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. As of June 30, 2012, we had approximately 3.9 million shares available for future grants under this plan.
All outstanding management awards have time-based vesting requirements, vesting over three years. In connection with our granting of management equity awards, we recognized expense and tax benefit offsets as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Management equity award expense	$4,863	$4,280	$9,311	$7,705
Tax benefit associated with management equity awards	1,183	1,465	2,229	2,639
Management equity award expense reflects vesting activity related to the 2011 and 2010 management equity grants as well as management equity grants of approximately 441,900 shares awarded on February 22, 2012 at $25.45, all less a nominal forfeiture adjustment. As of June 30, 2012, total compensation cost not yet recognized in our financial statements related to management equity awards was $24.4 million, all of which was related to equity awards with time-based vesting conditions yet to be reached. We expect to recognize these amounts over a weighted-average period of approximately one year, nine months.
Our quarterly incentive awards to our sales force leaders have performance-based vesting requirements for which the grant and the service period occur within the same calendar quarter. These awards are granted in the form of RSUs that vest upon the conclusion of the quarterly contest and are subject to sale restrictions expiring over the three years subsequent to vesting. Because the awards are subject to sale restrictions following their vesting, their fair value is discounted to reflect a corresponding illiquidity discount. To the extent they are granted in connection with successful policy acquisitions, portions of these awards are deferred and amortized in the same manner as other deferred policy acquisition costs. In connection with these awards, we recognized and deferred expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Quarterly incentive awards expense deferred	$1,652	$2,048	$3,425	$3,102
Quarterly incentive awards expense recognized currently	—	269	—	1,111
As of June 30, 2012, all non-employee equity awards were fully vested with the exception of approximately 70,800 shares that vested on July 2, 2012. As such, any related compensation cost not recognized as either expense or deferred acquisition costs in our financial statements as of and through June 30, 2012 is immaterial.
All of our outstanding equity awards are eligible for dividends or dividend equivalents regardless of vesting status.
(10) Commitments and Contingent Liabilities
Effective March 31, 2012, Peach Re entered into a Credit Facility Agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under the Peach Re Coinsurance Agreement. In connection with this transaction, Primerica Life obtained regulatory approval for the payment of an extraordinary dividend of $150.0 million to the Parent Company, which was paid in April 2012.
Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term of approximately fourteen years (the "LOC") for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum amount of $510.0 million in 2014. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities.

In May 2011, we entered into an eight-year agreement with a third party to receive advisory services for our managed accounts product platform. In connection with this agreement, we are obligated to make asset-based fee payments (including minimum monthly payments) based on assets under management (AUM). We have made the minimum monthly payments and recognized expense accordingly of approximately $624,000 during the six months ended June 30, 2012. The minimum fee is approximately $624,000 for the remainder of 2012 and approximately $2.5 million per year in 2013 through 2018 and approximately $1.0 million in 2019. We will continue to recognize these fees as the corresponding advisory services are received.
In late 2011 and in 2012, numerous arbitration claims were filed with the Financial Industry Regulatory Association ("FINRA") against our subsidiary, PFS Investments, Inc. and certain of its registered representatives seeking unspecified damages arising from the allegation that the representatives improperly recommended that the claimants transfer their retirement benefits from the Florida Retirement System's defined benefit plan to its defined contribution plan. In addition, three lawsuits alleging the same claims have been filed against PFS Investments, Inc. and registered representatives and are pending in Palm Beach and Miami-Dade County Circuit Courts. The lawyer representing the claimants in these matters has informed us that he intends to pursue similar claims on behalf of other potential claimants and has engaged in solicitation activities directed to Florida state employees to generate interest in the cases. We believe we have meritorious defenses to the claims, and we intend to vigorously defend against them. We could, however, incur significant costs and liabilities defending and/or resolving these claims, and we are unable at this early stage to assess with confidence what effect, if any, the ultimate resolution of these claims will have on our business, financial position or results of operations.
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
(11) Subsequent Events
On August 6, 2012, our Board of Directors authorized a share repurchase program of up to $75.0 million of the Company's common stock. This share repurchase program may be discontinued at any time by the Board of Directors and the Company has no obligation to repurchase any amount of its common stock under the program.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we" or the “Company”) for the period from December 31, 2011 to June 30, 2012. As a result, the following discussion should be read in conjunction with MD&A and the consolidated and combined financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2011, as modified and updated by our Current Report on Form 8-K filed with the SEC on May 8, 2012 (together, the "2011 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to those discussed under the heading “Risk Factors” in the 2011 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.
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
Term Life Insurance. We distribute the term life insurance products that we originate through our three issuing life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”); National Benefit Life Insurance Company (“NBLIC”); and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Our in-force term insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. While premiums are guaranteed to remain level during the initial term period (up to a maximum of 20 years in the United States), our claim obligations generally increase as our policyholders age. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of policy lapses and the payment of expected claims obligations.
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
Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including various insurance products, prepaid legal services and a credit information product. These products are distributed pursuant to distribution arrangements with third parties, except for certain life and disability insurance products underwritten by NBLIC, our New York life insurance subsidiary, that are not distributed through our independent agent sales force. In addition, our Corporate and Other Distributed Products segment includes corporate income (including net investment income) and expenses not allocated to other segments, interest expense on our note payable and realized gains and losses on our invested asset portfolio.
Accounting Policy Change. Effective January 1, 2012, we adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts ("ASU 2010-26"), and no longer defer certain indirect acquisition costs or costs attributable to unsuccessful efforts of acquiring life insurance policies. We adopted this accounting policy change retrospectively and, accordingly, our historical results have been adjusted to reflect the adoption on a consistent basis across all periods presented. As a result of this accounting change, we reduced stockholders' equity as of December 31, 2011 by $96.0 million to $1.33 billion. This accounting change also reduced net income by $6.4 million to $37.6 million for the three months ended June 30, 2011 and by $11.6 million to $84.9 million for the six months ended June 30, 2011. As a result of this accounting change, basic earnings per share decreased by $0.08 to $0.50 for the three months ended June 30, 2011 and by $0.16 to $1.12 for the six months ended June 30, 2011 while diluted earnings per share decreased by $0.09 to $0.49 for the three months ended June 30, 2011 and by $0.15 to $1.11 for the six months ended June 30, 2011. For additional information regarding this accounting policy change, see Note 1 to our condensed consolidated financial statements and the Critical Accounting Estimates section below.
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
On January 1, 2012, we retrospectively adopted the guidance in ASU 2010-26. During the six months ended June 30, 2012, there have been no changes in the items that we have identified as critical accounting estimates. For additional information regarding critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2011 Annual Report.
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
Independent Sales Force. Our ability to increase the size of our sales force is largely based on the success of our recruiting efforts and our ability to train and motivate recruits to obtain licenses to sell life insurance. We believe that recruitment levels are an important advance indicator of sales force trends, and growth in recruiting is usually indicative of future growth in the overall size of the sales force. However, because new recruits may obtain the requisite licenses at rates above or below historical levels, recruiting results do not always result in commensurate changes in the size of our licensed sales force.
Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
New recruits	48,976	65,138	107,527	117,951
New life-licensed sales representatives	9,786	8,061	17,436	15,206
Recruiting of new representatives decreased for the three and six months ended June 30, 2012 compared with the same periods a year ago. The decrease is largely attributable to strong prior year recruiting as a result of short-term incentives announced at our June 2011 biennial sales force convention. However, new life licenses grew in both the three and six months ended June 30, 2012 versus the comparable periods in 2011. The increase in new life licenses was driven by our efforts to balance the emphasis on recruiting and licensing in both our messaging and incentive programs. Results were also driven by the introduction of streamlined life-licensing processes for new recruits.
The size of our life-licensed insurance sales force was as follows:

	June 30,	March 31,	December 31,
	2012	2012	2011
Life-licensed insurance sales representatives	90,868	89,651	91,176
The size of our life-licensed insurance sales force at June 30, 2012 was down slightly from December 31, 2011, but increased from March 31, 2012 as a result of new representative life-licensing discussed above.
Term Life Insurance Segment. Our Term Life Insurance segment results are primarily driven by sales volumes, the accuracy of our pricing assumptions, terms and use of reinsurance, investment income and expenses.
Sales and policies in force. Sales of new term policies and the size and characteristics of our in-force book of policies are vital to our results over the long term. Premium revenue is recognized as it is earned over the term of the policy and eligible acquisition expenses are deferred and amortized ratably with the level premiums of the underlying policies. However, because we incur significant cash outflows at or about the time policies are issued, including the payment of sales commissions and underwriting costs, changes in life insurance sales volume will have a more immediate effect on our cash flows.
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
The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Average number of life-licensed sales representatives	90,461	91,457	90,329	92,231
Number of new policies issued	60,583	59,826	116,728	111,107
Average monthly rate of new policies issued per life-licensed sales representative	.22x	.22x	.22x	.20x
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

•
Persistency. Persistency is a measure of how long our insurance policies stay in force. As a general matter, persistency that is lower than our pricing assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. Determining the near-term effects of changes in persistency is more complicated. When persistency is lower than our pricing assumptions, we must accelerate the amortization of DAC. The resultant increase in amortization expense is offset by a corresponding release of reserves associated with lapsed policies, which causes a reduction in benefits and claims expense. The reserves associated with any given policy will change over the term of such policy. As a general matter, reserves are lowest at the inception of a policy term and rise steadily to a peak before declining to zero at the expiration of the policy term. Accordingly, depending on when the lapse occurs in relation to the overall policy term, the reduction in benefits and claims expense may be greater or less than the increase in amortization expense and, consequently, the effects on earnings for a given period could be positive or negative. Persistency levels will impact results to the extent actual experience deviates from the persistency assumptions used to price our products.

•
Mortality. Our profitability is affected to the extent actual mortality rates differ from those used in our pricing assumptions. We mitigate a significant portion of our mortality exposure through reinsurance. Variances between actual mortality experience and the assumptions and estimates used by our reinsurers affect the cost and potentially the availability of reinsurance.

•
Investment Yields. For policies issued prior to 2010, we used a level investment yield rate which reflects yields available at that time. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. Both DAC and the reserve liability increase with the assumed investment yield rate. Since DAC is higher than the reserve liability in the early years of a policy, a lower assumed investment yield generally will result in lower profits. In the later years, when the reserve liability is higher than DAC, a lower assumed investment yield generally will result in higher profits. These assumed investment yields, which like other pricing assumptions are locked in at issue, impact the timing but not the aggregate amount of DAC and reserve changes. Actual investment yields will impact net investment income allocated to the Term Life Insurance segment, but will not impact DAC or the reserve liability.

Reinsurance. We use reinsurance extensively, which has a significant effect on our results of operations. Since the mid-1990s, we have reinsured between 60% and 90% of the mortality risk on our U.S. term life insurance policies on a quota share yearly renewable term ("YRT") basis. In Canada, we previously utilized reinsurance arrangements similar to the U.S. in certain years and reinsured only face amounts above $500,000 in other years. However, in the first quarter of 2012, we entered into a YRT reinsurance arrangement in Canada similar to our U.S. program that reinsures 80% of the face amount for every policy sold. YRT reinsurance permits us to set future mortality at contractual rates by policy class. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.
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

•
Benefits and claims. Benefits and claims include incurred claim amounts and changes in future policy benefit reserves. Reinsurance reduces incurred claims in direct proportion to the percentage ceded. Coinsurance also reduces the change in future policy benefit reserves in direct proportion to the percentage ceded while YRT reinsurance does not significantly impact benefit reserves.

•
Amortization of DAC. Amortization of DAC is reduced on a pro-rata basis for the coinsured business, including the business reinsured with Citi. There is no impact on amortization of DAC associated with our YRT contracts.

•
Insurance expenses. Insurance expenses are reduced by the allowances received from coinsurance, including the business reinsured with Citi. There is no impact on insurance expenses associated with our YRT contracts.

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
Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory fees on assets in the managed accounts program. In Canada, we earn management fees on certain mutual fund assets and on the segregated funds for which we serve as investment manager. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients' accounts are primarily invested in equity funds.
Accounts. We earn recordkeeping fees for administrative functions we perform on behalf of several of our retail and managed mutual fund providers and custodial fees for services as a non-bank custodian for certain of our clients’ retirement plan accounts.
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

•
sales of annuity products in the United States will generate higher revenues in the period such sales occur than sales of other investment products that either generate lower upfront revenues or, in the case of managed accounts and segregated funds, no upfront revenues;

•	sales and administration of a higher proportion of mutual funds that enable us to earn marketing and support fees will increase our revenues and profitability;

•	sales of a higher proportion of retirement products of several mutual fund families will tend to result in higher revenue generation due to our ability to earn custodial fees on these accounts; and

•
sales of a higher proportion of managed accounts and segregated funds products will generally extend the time over which revenues can be earned because we are entitled to higher revenues based on assets under management for these accounts in lieu of upfront revenues.

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

The Corporate and Other Distributed Products segment is affected by corporate income and expenses not allocated to our other segments, net investment income (other than net investment income allocated to our Term Life Insurance segment), general and administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), equity awards granted to management and our sales force leaders at the time of our initial public offering, interest expense on notes payable and realized gains and losses on our invested asset portfolio.
Capital Structure. Our financial results have also been affected by changes in our capital structure that have occurred since our corporate reorganization in 2010.
Share repurchases and related financing arrangements. Effective March 31, 2012, Peach Re, Inc. ("Peach Re"), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, entered into a Credit Facility Agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under the Peach Re Coinsurance Agreement. In connection with this transaction, Primerica Life obtained regulatory approval for the payment of an extraordinary dividend of $150.0 million to the Parent Company, which was paid in April 2012. The dividend was primarily funded by the sale of invested assets, and the proceeds were used to repurchase approximately 5.7 million shares of our common stock from private equity funds managed by Warburg Pincus LLC ("Warburg Pincus") for approximately $150.0 million in April 2012. In addition, we repurchased approximately 8.9 million shares of our common stock from Citi for approximately $200.0 million in November 2011 primarily using the proceeds from invested asset sales. We retired the common stock repurchased in each transaction, providing an accretive impact on earnings per share. The sales of invested assets used to fund the repurchases results in lower net investment income in periods following the sales.
Notes payable. In April 2010, we issued a $300.0 million note to Citi as part of our corporate reorganization (the "Citi note"). We paid interest on the Citi note at an annual rate of 5.5%. On July 16, 2012, we repaid the Citi note with a portion of the proceeds received from the issuance of senior notes with an aggregate principal amount of $375.0 million (the "Senior Notes"). We issued the Senior Notes at a price of 99.843% of the principal amount. The Senior Notes bear interest at an annual rate of 4.750%. We anticipate using the remaining proceeds for general corporate purposes, including share repurchases.
Future interest expense will be higher as the increase in the outstanding principal balance more than offsets the decrease in the stated interest rate.

Results of Operations
Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$570,073	$560,881	$9,192	2%	$1,131,110	$1,112,950	$18,160	2%
Ceded premiums	(415,815)	(435,564)	(19,749)	(5)%	(833,978)	(857,802)	(23,824)	(3)%
Net premiums	154,258	125,317	28,941	23%	297,132	255,148	41,984	16%
Commissions and fees	106,761	108,698	(1,937)	(2)%	210,666	214,814	(4,148)	(2)%
Net investment income	23,605	27,229	(3,624)	(13)%	49,702	55,855	(6,153)	(11)%
Realized investment gains, including OTTI losses	4,321	2,035	2,286	*	6,452	2,362	4,090	*
Other, net	11,580	11,816	(236)	(2)%	23,174	23,268	(94)	*
Total revenues	300,525	275,095	25,430	9%	587,126	551,447	35,679	6%
Benefits and expenses:
Benefits and claims	68,925	57,272	11,653	20%	136,858	114,907	21,951	19%
Amortization of DAC	28,205	23,975	4,230	18%	54,736	47,204	7,532	16%
Sales commissions	51,475	50,273	1,202	2%	101,192	100,711	481	*
Insurance expenses	24,589	26,988	(2,399)	(9)%	47,033	42,786	4,247	10%
Insurance commissions	6,458	9,534	(3,076)	(32)%	14,954	18,532	(3,578)	(19)%
Interest expense	8,506	6,998	1,508	22%	15,416	13,995	1,421	10%
Other operating expenses	40,446	41,590	(1,144)	(3)%	81,551	81,591	(40)	*
Total benefits and expenses	228,604	216,630	11,974	6%	451,740	419,726	32,014	8%
Income before income taxes	71,921	58,465	13,456	23%	135,386	131,721	3,665	3%
Income taxes	25,741	20,845	4,896	23%	47,450	46,830	620	1%
Net income	$46,180	$37,620	$8,560	23%	$87,936	$84,891	$3,045	4%
____________________
* Less than 1% or not meaningful
Results for the Three and Six Months Ended June 30, 2012 and 2011
Total revenues. Growth in revenues primarily was attributable to incremental premiums on term life insurance policies issued subsequent to the Citi reinsurance transactions ("New Term"), which was partially offset by lower net investment income resulting from sales of invested assets to facilitate our $200.0 million and $150.0 million share repurchase transactions in November 2011 and April 2012, respectively. Realized investment gains were higher during 2012 as we sold invested assets to provide a portion of the funds used for the April 2012 share repurchase.
Total benefits and expenses. Total benefits and expenses increased in 2012 primarily as a result of the growth in premium-related expenses. This increase was partially offset by declines in insurance commissions and expenses reflecting higher deferrals of commissions consistent with incentive program changes as well as prior-year new product launch and convention-related expenses.
Income taxes. Our effective income tax rate of 35.8% during the three months ended June 30, 2012 was consistent with our effective income tax rate of 35.7% during the three months ended June 30, 2011. For the six months ended June 30, 2012, our effective income tax rate was 35.1%, compared with 35.6% for the six months ended June 30, 2011. The decrease in our effective income tax rate during the six months ended June 30, 2012 versus the comparable period in 2011 is primarily due to a lower effective Canadian tax rate in the first quarter of 2012.
For additional information, see the Segment Results discussions below.

Segment Results
Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$550,330	$540,283	$10,047	2%	$1,092,487	$1,072,450	$20,037	2%
Ceded premiums	(412,038)	(431,891)	(19,853)	(5)%	(826,597)	(850,544)	(23,947)	(3)%
Net premiums	138,292	108,392	29,900	28%	265,890	221,906	43,984	20%
Allocated net investment income	16,685	15,669	1,016	6%	33,345	31,463	1,882	6%
Other, net	7,755	7,580	175	2%	15,301	15,234	67	*
Total revenues	162,732	131,641	31,091	24%	314,536	268,603	45,933	17%
Benefits and expenses:
Benefits and claims	59,984	43,921	16,063	37%	117,493	91,272	26,221	29%
Amortization of DAC	22,547	19,894	2,653	13%	46,480	40,021	6,459	16%
Insurance commissions	2,314	5,320	(3,006)	(57)%	5,891	9,383	(3,492)	(37)%
Insurance expenses	21,782	23,607	(1,825)	(8)%	41,499	36,440	5,059	14%
Interest expense	4,381	2,873	1,508	52%	7,166	5,745	1,421	25%
Total benefits and expenses	111,008	95,615	15,393	16%	218,529	182,861	35,668	20%
Income before income taxes	$51,724	$36,026	$15,698	44%	$96,007	$85,742	$10,265	12%
____________________
* Less than 1%
Results for the Three Months Ended June 30, 2012 and 2011
Net premiums. The increase in net premiums is primarily the result of growth in New Term and the corresponding impact of ceded premiums.  While ceded premiums supporting YRT reinsurance programs for New Term are less than 20% of direct premiums, ceded premiums for the block of business coinsured by Citi are more than 80% of direct premiums.  As a result, as we continue to build New Term and the block coinsured by Citi continues to run-off, net premiums will grow much faster than direct premiums. The remaining increase in net premiums was largely attributable to reprocessed reinsurance transactions. Over the normal course of business, we reprocess a small portion of our reinsurance transactions that are either misprocessed or intentionally not processed on an automated basis due to system constraints. During the three months ended June 30, 2012, the reprocessing of certain transactions resulted in an increase in net premiums that was substantially offset by a corresponding increase in benefits and claims. Persistency was consistent with the prior-year period.
Benefits and claims. Benefits and claims increased primarily due to the growth in net premiums and the reprocessing of certain transactions noted above. Incurred claims experience was consistent with the prior-year period.
Amortization of DAC. The continued growth in New Term combined with the impact of seasonally strong persistency resulted in DAC amortization increasing at a lower rate than net premiums.
Insurance commissions. The decrease in insurance commissions was largely driven by changes to our agent incentive programs that resulted in a higher portion of commissions being deferred in 2012.
Insurance expenses. Insurance expenses were lower primarily as a result of initiatives associated with the biennial sales force convention that occurred in June 2011. Results during the three months ended June 30, 2011 included expenses from new product launches and recruiting-related initiatives.
Interest expense. Interest expense increased primarily due to the redundant reserve financing executed in March 2012.

Results for the Six Months Ended June 30, 2012 and 2011
Net premiums. Net premium growth was primarily driven by the factors impacting net premiums as discussed above in the three-month comparison. The increase was partially offset by the impact of approximately $8.7 million of ceded premium recoveries for post-issue underwriting class upgrades recognized in the first quarter of 2011.
Benefits and claims. The increase in benefits and claims was mainly attributable to the factors discussed above in the three-month comparison.
Amortization of DAC. The increase in amortization of DAC was consistent with the increase discussed above in the three-month comparison.
Insurance expenses.  Insurance expenses increased in 2012 as higher premium-related taxes, licenses and fees and the run-off of expense allowances received under the Citi reinsurance agreements combined with prior-year favorable expense items including the release of management incentive compensation accruals. The impact of these factors were partially offset by the 2011 convention-related expenses discussed above.
Insurance commissions. The decrease in insurance commissions was primarily driven by changes to our agent incentive program discussed above in the three-month comparison.
Interest expense. The increase in interest expense was largely attributable to the redundant reserve financing as noted in the three-month comparison above.
Product Sales and Face Amount In Force
New policy sales activity was as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
New policies issued	60,583	59,826	116,728	111,107
Higher sales of our term life insurance products primarily reflect an increase in the percentage of applications successfully issued. This increase is largely attributable to TermNow, our new rapid-issue term life insurance product, which was introduced in the third quarter of 2011. The average face amount of policies issued during the second quarter of 2012 was approximately $244,200, compared with approximately $257,800 in the second quarter of 2011. The decrease in average face amount was largely driven by higher sales of TermNow policies, which are issued at face amounts of $250,000 and below.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$664,423	$658,523	$5,900	*	$664,955	$656,791	$8,164	1%
Issued face amount	18,307	18,974	(667)	(4)%	35,290	35,709	(419)	(1)%
Terminations	(14,322)	(14,724)	(402)	(3)%	(30,629)	(31,971)	(1,342)	(4)%
Foreign currency	(384)	843	(1,227)	*	(1,592)	3,087	(4,679)	*
Face amount in force, end of period	$668,024	$663,616	$4,408	*	$668,024	$663,616	$4,408	*
____________________
* Less than 1% or not meaningful
Issued face amount decreased during 2012 as the lower average size of policies issued was partially offset by higher policy sales of TermNow. Terminations decreased in 2012 as a result of higher persistency.
Investment and Savings Product Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$47,269	$44,904	$2,365	5%	$91,736	$88,032	$3,704	4%
Asset-based revenues	43,750	45,348	(1,598)	(4)%	87,472	90,173	(2,701)	(3)%
Account-based revenues	9,494	11,811	(2,317)	(20)%	18,867	22,243	(3,376)	(15)%
Other, net	2,454	2,523	(69)	(3)%	5,026	4,984	42	1%
Total revenues	102,967	104,586	(1,619)	(2)%	203,101	205,432	(2,331)	(1)%
Expenses:
Amortization of DAC	2,880	3,751	(871)	(23)%	6,103	6,536	(433)	(7)%
Insurance commissions	2,252	2,344	(92)	(4)%	4,401	4,484	(83)	(2)%
Sales commissions:
Sales-based	33,285	31,390	1,895	6%	64,885	61,943	2,942	5%
Asset-based	15,032	15,111	(79)	(1)%	29,777	30,562	(785)	(3)%
Other operating expenses	20,074	21,520	(1,446)	(7)%	39,621	40,398	(777)	(2)%
Total expenses	73,523	74,116	(593)	(1)%	144,787	143,923	864	1%
Income before income taxes	$29,444	$30,470	$(1,026)	(3)%	$58,314	$61,509	$(3,195)	(5)%

Supplemental information on the underlying metrics that drove results follows.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions and accounts in thousands)
Product sales:
Retail mutual funds	$590	$604	$(14)	(2)%	$1,202	$1,249	$(47)	(4)%
Annuities and other	500	458	42	9%	929	803	126	16%
Total sales-based revenue generating product sales	1,090	1,062	28	3%	2,131	2,052	79	4%
Managed accounts	40	—	40	*	63	—	63	*
Segregated funds and other	64	74	(10)	(14)%	188	197	(9)	(5)%
Total product sales	$1,194	$1,136	$58	5%	$2,382	$2,249	$133	6%
Average client asset values:
Retail mutual funds	$23,724	$25,330	$(1,606)	(6)%	$23,709	$25,106	$(1,397)	(6)%
Annuities and other	8,972	8,588	384	4%	8,845	8,415	430	5%
Managed accounts	326	—	326	*	269	—	269	*
Segregated funds	2,527	2,545	(18)	(1)%	2,513	2,511	2	*
Total average client asset values	$35,549	$36,463	$(914)	(3)%	$35,336	$36,032	$(696)	(2)%
Average number of fee-generating accounts:
Recordkeeping accounts	2,583	2,611	(28)	(1)%	2,585	2,638	(53)	(2)%
Custodial accounts	1,948	1,940	8	*	1,947	1,953	(6)	*
_____________________
* Not meaningful or less than 1%
Results for the Three Months Ended June 30, 2012 and 2011
Total revenues. The decrease in commissions and fees in 2012 was largely driven by lower average client asset values as well as a recordkeeping fee structure change that had a corresponding decrease to other operating expenses. These factors were partially offset by higher sales of annuity products. Lower asset-based revenues from the decline in average client asset values primarily reflected market conditions while the higher product sales were driven by new offerings of fixed-indexed annuities. While the distribution of managed accounts does not generate upfront sales-based revenues, it will contribute ongoing asset-based revenues in future periods.
Amortization of DAC. The decrease in DAC amortization on our Canadian Segregated Funds products in 2012 resulted from market returns in the invested assets underlying Canadian Segregated Funds that showed some improvement from the market losses experienced in the prior-year period.
Sales commissions. The increase in sales-based commissions in 2012 was consistent with the increase in sales-based revenue and primarily resulted from the increase in annuity sales.
Other operating expenses. Other operating expenses decreased primarily due to the impact of the recordkeeping fee structure change, which was offset by a corresponding revenue decrease with no net impact on income before income taxes.
Results for the Six Months Ended June 30, 2012 and 2011
Total revenues. The decline in commissions and fees was primarily driven by the factors discussed in the three-month comparison above. Partially offsetting the decline for the six-month period was an increase in sales from internal exchanges of variable annuities in the first quarter of 2012 versus the same period in 2011.
Amortization of DAC. The decrease in DAC amortization was primarily due to the impact from market returns in the invested assets underlying Canadian Segregated Funds in the second quarter of 2012 as noted above in the three-

month comparison.
Sales commissions. Sales-based commissions increased mainly due to the increases in annuity sales noted above.
Other operating expenses. The decline in operating expenses during the six months ended June 30, 2012 was largely attributable to the impact of the recordkeeping fee structure change noted above. This impact was partially offset by higher new product offering expenses in 2012 combined with the impact of the prior-year release of management incentive compensation accruals.
Asset Values in Client Accounts
Changes in asset values in client accounts were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)
Asset values, beginning of period	$36,279	$36,187	$92	*	$33,664	$34,869	$(1,205)	(3)%
Inflows	1,194	1,136	58	5%	2,382	2,249	133	6%
Redemptions	(1,144)	(1,118)	26	2%	(2,377)	(2,201)	176	8%
Change in market value, net and other	(1,043)	(185)	858	*	1,617	1,102	515	47%
Asset values, end of period	$35,286	$36,020	$(734)	(2)%	$35,286	$36,019	$(733)	(2)%
____________________
* Less than 1% or not meaningful
The growth in inflows was consistent with the increase in sales volume for both the quarter-to-date and year-to-date periods. However, internal exchanges for variable annuities are also included in redemptions. As a result, redemptions were also higher during the six months ended June 30, 2012. For the three months ended June 30, 2012, redemptions did not increase at the same rate as the six-month period as internal exchanges were consistent in the second quarters of 2012 and 2011.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$19,743	$20,597	$(854)	(4)%	$38,623	$40,499	$(1,876)	(5)%
Ceded premiums	(3,777)	(3,674)	103	3%	(7,381)	(7,259)	122	2%
Net premiums	15,966	16,923	(957)	(6)%	31,242	33,240	(1,998)	(6)%
Commissions and fees	6,248	6,635	(387)	(6)%	12,591	14,366	(1,775)	(12)%
Allocated net investment income	6,920	11,560	(4,640)	(40)%	16,357	24,392	(8,035)	(33)%
Realized investment gains, including OTTI losses	4,321	2,035	2,286	*	6,452	2,362	4,090	*
Other, net	1,371	1,715	(344)	(20)%	2,847	3,052	(205)	(7)%
Total revenues	34,826	38,868	(4,042)	(10)%	69,489	77,412	(7,923)	(10)%
Benefits and expenses:
Benefits and claims	8,941	13,352	(4,411)	(33)%	19,365	23,636	(4,271)	(18)%
Amortization of DAC	2,778	330	2,448	*	2,153	647	1,506	*
Insurance commissions	1,892	1,870	22	1%	4,662	4,664	(2)	*
Insurance expenses	2,807	3,381	(574)	(17)%	5,534	6,346	(812)	(13)%
Sales commissions	3,158	3,772	(614)	(16)%	6,530	8,206	(1,676)	(20)%
Interest expense	4,125	4,125	—	*	8,250	8,250	—	*
Other operating expenses	20,372	20,069	303	2%	41,930	41,193	737	2%
Total benefits and expenses	44,073	46,899	(2,826)	(6)%	88,424	92,942	(4,518)	(5)%
Loss before income taxes	$(9,247)	$(8,031)	$1,216	15%	$(18,935)	$(15,530)	$3,405	22%
 ____________________
* Less than 1% or not meaningful
Results for the Three Months Ended June 30, 2012 and 2011
Total revenues. Total revenues decreased in 2012 primarily due to lower net investment income from a lower base of invested assets subsequent to share repurchases in November 2011 and April 2012. The decline also resulted from the termination of our loan business and a decline in our short-term disability product line primarily due to an increase in terminations concurrent with a premium rate increase in the beginning of 2012. These decreases were partially offset by realized investment gains from the invested assets sold in conjunction with the April 2012 share repurchase.
Total benefits and expenses. The decline in benefits and claims was largely attributable to lower claims on short-term disability products and refinements in our policy estimates for student life insurance products underwritten by NBLIC. Partially offsetting this decrease was higher DAC amortization associated with the refinements in policy estimates for the student life products.
Results for the Six Months Ended June 30, 2012 and 2011
Total revenues. The decrease in total revenues was largely attributable to the factors discussed in the three-month comparison above.
Total benefits and expenses. The decline in total benefits and expenses was primarily driven by the items noted in the three-month comparison above.

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
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating and average approximate duration of our fixed-maturity portfolio were as follows:

	June 30, 2012	December 31, 2011

Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.6 years	3.5 years
Average book yield of our fixed-maturity portfolio	5.48%	5.52%
The distribution of our investments in fixed-maturity securities by rating follows.

	June 30, 2012		December 31, 2011
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$358,513	21%	$428,748	24%
AA	128,994	8%	150,894	8%
A	396,068	23%	431,175	24%
BBB	699,906	41%	683,818	38%
Below investment grade	108,448	6%	125,594	7%
Not rated	885	*	770	*
Total (1)	$1,692,814	100%	$1,820,999	100%
____________________
* Less than 1%

(1)	Totals may not add due to rounding.

The ten largest holdings within our invested asset portfolio were as follows:

	June 30, 2012
Issuer	Cost or amortized cost	Fair value	Unrealized gain	Credit rating
	(Dollars in thousands)
Government of Canada	$29,976	$32,700	$2,724	AAA
General Electric Co	12,762	14,295	1,533	AA+
Verizon Communications Inc	11,498	13,003	1,505	A-
Bank of America Corp	11,678	12,511	833	A-
Province of Ontario Canada	9,177	11,246	2,069	AA-
Iberdrola SA	9,441	10,572	1,131	BBB+
National Rural Utilities Cooperative	7,185	10,369	3,184	A+
ProLogis Inc	9,413	10,309	896	BBB-
Time Warner Cable Inc	9,120	9,417	297	BBB
Altria Group Inc	7,417	9,282	1,865	BBB
Total – ten largest holdings	$117,667	$133,704	$16,037
Total – fixed-maturity and equity securities	$1,717,847	$1,884,578
Percent of total fixed-maturity and equity securities	7%	7%
Sales of invested assets to fund our April 2012 repurchase of $150.0 million of our common stock did not result in meaningful changes to asset mix, duration or overall credit quality of our invested asset portfolio. However, it did reduce our consolidated cash and invested assets and, as a result, net investment income. Our average book yield at June 30, 2012 decreased modestly from December 31, 2012, reflecting the replacement of higher-yield invested asset maturities with lower-yield invested asset acquisitions available in the current interest rate environment. The decrease in the average book yield was partially offset as the investments sold to fund the repurchase generally had yields that were lower than the average book yield on the invested assets portfolio before the repurchase.
For additional information on our invested asset portfolio, see Note 3 to our condensed consolidated financial statements.
Liquidity and Capital Resources
Dividends and other payments to us from our subsidiaries are our principal sources of cash. Our primary uses of funds by the Parent Company include the payment of general operating expenses, the payment of dividends and the payment of interest to noteholders. At June 30, 2012, the Parent Company had cash and invested assets of approximately $63.9 million.
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
Our distribution and underwriting of term life insurance place significant demands on our liquidity, particularly when we experience growth. We pay a substantial majority of the sales commission during the first year following the sale of a policy. Our underwriting activities also require significant cash outflows at the inception of a policy’s term. However, we anticipate that cash flows from our businesses, including our existing block of term life policies and our investment and savings products, will continue to provide us with sufficient liquidity to meet our operating requirements.
In April 2012, we completed the repurchase of approximately 5.7 million shares of our common stock beneficially owned by Warburg Pincus for a total purchase price of approximately $150.0 million. For additional information, see Note 7 to our condensed consolidated financial statements.
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
The components of the change in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2012	2011	$
	(In thousands)
Net cash provided by (used in) operating activities	$12,809	$(6,200)	$19,009
Net cash provided by (used in) investing activities	126,748	2,660	124,088
Net cash provided by (used in) financing activities	(165,983)	(7,137)	(158,846)
Effect of foreign exchange rate changes on cash	(1,590)	(1,310)	(280)
Change in cash and cash equivalents	$(28,016)	$(11,987)	$(16,029)
Operating Activities. The change in operating cash flows compared with the prior-year period was primarily driven by the increase in reserves for future policy benefits and other policy liabilities partially offset by the timing of payments due to reinsurers in our Term Life business.
Investing Activities. The increase in investing cash flows as compared to the same period a year ago was primarily driven by proceeds from the sale of invested assets to fund the share repurchase from Warburg Pincus in April 2012.
Financing Activities. The increase in net cash used in financing activities was due to the share repurchase from Warburg Pincus and higher quarterly cash dividends in 2012.
Notes Payable. In April 2010, we issued a $300.0 million note to Citi as part of our corporate reorganization. We were in compliance with the covenants of the Citi note at June 30, 2012. No events of default or defaults occurred during the six months ended June 30, 2012.
On July 16, 2012, we issued $375.0 million in principal amount of the Senior Notes and used a portion of the net cash proceeds to repay the Citi note in whole at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest as of that date. We intend to use the remainder of the net cash proceeds for general corporate purposes, including share repurchases.
We issued the Senior Notes at a price of 99.843% and an annual rate of 4.750% and interest of approximately $8.9 million is paid semi-annually on January 15 and July 15, commencing on January 15, 2013. The term of the Senior Notes ends on July 15, 2022 with a principal payment of $375.0 million due upon maturity. For additional information, see Note 6 to our condensed consolidated financial statements.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of June 30, 2012, our debt-to-capital ratio was 19.0%. If the issuance of the Senior Notes and the repayment of the Citi note had both been completed as of June 30, 2012, our debt-to-capital ratio would have been 22.7%.
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
As of June 30, 2012, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth.
In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk and foreign exchange risk. Primerica Life Canada is in compliance with Canada’s minimum capital requirements as of June 30, 2012, as determined by OSFI.
Short-term Borrowings. We had no short-term borrowings as of or during the six months ended June 30, 2012.
Off-Balance Sheet Arrangements. Effective March 31, 2012, Peach Re entered into the Credit Facility Agreement with Deutsche Bank. Under the Credit Facility Agreement, a letter of credit ("LOC") was issued to support certain obligations of Peach Re for a portion of reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under a coinsurance agreement, effective as of March 31, 2012. The LOC has a term of approximately 14 years and was issued in an initial amount of $450.0 million. Subject to certain conditions, the amount of the LOC will be periodically increased to a maximum amount of $510.0 million in 2014. The annual pretax expense of the LOC is expected to range from approximately $4.8 million to $6.9 million in 2012 through 2018, $1.5 million to $4.3 million in 2019 through 2023, and to be less than $0.8 million in 2024 and 2025.
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
Contractual Obligations Update. The material changes in contractual obligations from those disclosed in the 2011 Annual Report include the Credit Facility Agreement discussed above in the Off-balance Sheet Arrangements section, the issuance of the Senior Notes discussed above in the Notes Payable section, and a long-term contract entered into by the Company in June 2012 for the acquisition, licensing, and maintenance of enterprise software. The software contract, which required us to make a payment of approximately $5.7 million in June 2012, extends through December 31, 2015. The remaining payments stipulated over the term of the contract are approximately $1.4 million in 2012, $5.2 million in 2013, $5.3 million in 2014, and $4.4 million in 2015.
In May 2011, we entered into an eight-year agreement with a third party to receive advisory services for our managed accounts product platform. In connection with this agreement, we are obligated to make asset-based fee payments (including minimum monthly payments) based on assets under management (AUM). We have made the minimum monthly payments and recognized expense accordingly of approximately $624,000 during the six months ended June 30, 2012. The minimum fee is approximately $2.5 million per year in 2013 through 2018 and approximately $1.0 million in 2019. We will continue to recognize these fees as the corresponding advisory services are received.
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
Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•	our failure to continue to attract and license new recruits, retain sales representatives, or license or maintain the licensing of our sales representatives;

•	changes to the independent contractor status of our sales representatives;

•	our or our sales representatives' violation of, or non-compliance with, laws and regulations;

•	our or our sales representatives' failure to protect the confidentiality of client information;

•	differences between our actual experience and our expectations regarding mortality, persistency, expenses and investment yields as reflected in the pricing for our insurance policies;

•	the occurrence of a catastrophic event that causes a large number of premature deaths of our insureds;

•	changes in federal and state legislation and regulation, including other legislation or regulation that affects our insurance, investment product businesses;

•	our failure to meet risk-based capital standards or other minimum capital or surplus requirements;

•	a downgrade or potential downgrade in our insurance subsidiaries' financial strength ratings or in the investment grade credit ratings for our senior unsecured debt;

•	the effects of credit deterioration and interest rate fluctuations on our invested asset portfolio;

•	incorrectly valuing our investments;

•	inadequate or unaffordable reinsurance or the failure of our reinsurers to perform their obligations;

•	the failure of, or legal challenges to, the support tools we provide to our sales force;

•	heightened standards of conduct or more stringent licensing requirements for our sales representatives;

•	inadequate policies and procedures regarding suitability review of client transactions;

•	the inability of our subsidiaries to pay dividends or make distributions;

•	our ability to generate and maintain a sufficient amount of working capital;

•	our non-compliance with the covenants of our senior unsecured debt;

•	legal and regulatory investigations and actions concerning us or our sales representatives;

•	the loss of key personnel;

•	the failure of our information technology systems, breach of our information security or failure of our business continuity plan; and

•	fluctuations in Canadian currency exchange rates.

Developments in any of these areas could cause actual results to differ materially from those anticipated or projected or cause a significant reduction in the market price of our common stock and debt securities.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest rate risk
The fair value of the fixed-maturity securities in our invested asset portfolio as of June 30, 2012 was $1.85 billion. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolios to decline by approximately $60.3 million, or 3%, based on our actual securities positions as of June 30, 2012.
Canadian currency risk
We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. For the three months and six months ended June 30, 2012, 18% and 19%, respectively, of our revenues from operations, excluding realized investment gains, were generated by our Canadian operations. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar financial statements and a weaker Canadian dollar has the opposite effect. Historically, we have not hedged this exposure, although we may elect to do so in future periods.
One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the three and six months ended June 30, 2012. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our net income before income taxes for the three and six months ended June 30, 2012 by approximately $1.8 million and $3.0 million, respectively.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
The Risk Factors contained in the 2011 Annual Report are incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the quarter ended June 30, 2012, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of share that may yet be purchased under the plans or programs
April 1 - 30, 2012 (1)	6,093,084	26.10	—	—
May 1 - 31, 2012	—	—	—	—
June 1 - 30, 2012	—	—	—	—
Total	6,093,084	$26.10	—	—
________________
(1) Consists of (a) repurchases of 356,947 shares at an average price per share of $25.21 surrendered to us to pay the tax withholding obligations of employees in connection with the lapsing of restrictions on restricted shares and restricted stock units and (b) repurchases from Warburg Pincus of 5,736,137 shares at $26.15 per share for a total purchase price of $150.0 million.
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
3.1
Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

3.2
Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

4.1
Indenture, dated as of July 16, 2012, between Primerica, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680))

4.2
First Supplemental Indenture, dated as of July 16, 2012, between Primerica, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680))

4.3
Form of 4.750% Senior Notes due 2022 (included in Exhibit 4.2 filed herewith) (Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680))

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
(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

August 8, 2012	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)