Form 10-Q
period 2012-09-30
Primerica, Inc.
filed 2012-11-08
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2012
Common Stock, $.01 Par Value	57,569,453 shares

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
	(In thousands, except per-share amounts)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,728,636 in 2012 and $1,811,359 in 2011)	$1,912,456	$1,959,156
Equity securities available for sale, at fair value (cost: $28,908 in 2012 and $21,329 in 2011)	36,693	26,712
Trading securities, at fair value (cost: $17,271 in 2012 and $9,793 in 2011)	17,081	9,640
Policy loans	24,669	25,996
Total investments	1,990,899	2,021,504
Cash and cash equivalents	185,823	136,078
Accrued investment income	21,646	21,579
Due from reinsurers	3,993,603	3,855,318
Deferred policy acquisition costs, net	1,036,020	904,485
Premiums and other receivables	177,791	163,845
Intangible assets, net (accumulated amortization: $60,771 in 2012 and $58,218 in 2011)	69,376	71,928
Other assets	328,651	268,485
Separate account assets	2,630,630	2,408,598
Total assets	$10,434,439	$9,851,820
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$4,797,815	$4,614,860
Unearned premiums	6,765	7,022
Policy claims and other benefits payable	242,265	241,754
Other policyholders’ funds	346,352	340,766
Notes payable	374,421	300,000
Income taxes	96,408	81,316
Other liabilities	424,706	381,496
Payable under securities lending	177,666	149,358
Separate account liabilities	2,630,630	2,408,598
Total liabilities	9,097,028	8,525,170
Stockholders’ equity:
Common stock of ($.01 par value. Authorized 500,000 in 2012 and 2011 and issued 59,723 shares in 2012 and 64,883 shares in 2011)	597	649
Paid-in capital	691,885	835,232
Retained earnings	468,223	344,104
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	58,234	51,248
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	119,836	97,082
Net unrealized investment losses other-than-temporarily impaired	(1,364)	(1,665)
Total stockholders’ equity	1,337,411	1,326,650
Total liabilities and stockholders’ equity	$10,434,439	$9,851,820
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$567,273	$560,739	$1,698,383	$1,673,689
Ceded premiums	(414,991)	(425,643)	(1,248,969)	(1,283,445)
Net premiums	152,282	135,096	449,414	390,244
Commissions and fees	104,337	100,883	315,003	315,697
Net investment income	26,881	27,103	76,583	82,958
Realized investment gains (losses), including other-than-temporary impairment losses	3,872	(178)	10,324	2,184
Other, net	11,716	12,887	34,890	36,155
Total revenues	299,088	275,791	886,214	827,238
Benefits and expenses:
Benefits and claims	70,738	64,101	207,596	179,008
Amortization of deferred policy acquisition costs, net	29,234	26,645	83,970	73,849
Sales commissions	49,370	47,135	150,562	147,846
Insurance expenses	23,744	22,133	70,777	64,919
Insurance commissions	6,684	10,538	21,638	29,070
Interest expense	8,828	7,000	24,244	20,995
Other operating expenses	39,934	42,732	121,485	124,323
Total benefits and expenses	228,532	220,284	680,272	640,010
Income before income taxes	70,556	55,507	205,942	187,228
Income taxes	24,957	20,409	72,407	67,239
Net income	$45,599	$35,098	$133,535	$119,989

Earnings per share:
Basic	$0.74	$0.46	$2.09	$1.58
Diluted	$0.72	$0.46	$2.05	$1.57

Weighted-average shares used in computing earnings per share:
Basic	60,060	73,658	62,241	73,265
Diluted	61,563	74,199	63,519	74,095

Supplemental disclosures:
Total impairment losses	$(162)	$(1,117)	$(1,066)	$(1,450)
Impairment losses recognized in other comprehensive income before income taxes	—	136	563	136
Net impairment losses recognized in earnings	(162)	(981)	(503)	(1,314)
Other net realized investment gains	4,034	803	10,827	3,498
Realized investment gains (losses), including other-than-temporary impairment losses	$3,872	$(178)	$10,324	$2,184
Dividends declared per share	$0.07	$0.03	$0.15	$0.07
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$45,599	$35,098	$133,535	$119,989
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	24,139	(9,839)	45,584	2,604
Reclassification adjustment for realized investment (gains) losses included in net income	(3,654)	(126)	(10,115)	(2,419)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	7,867	(11,558)	6,998	(7,911)
Total other comprehensive income (loss) before income taxes	28,352	(21,523)	42,467	(7,726)
Income tax expense (benefit) related to items of other comprehensive income (loss)	7,260	(3,487)	12,426	(662)
Other comprehensive income (loss), net of income taxes	21,092	(18,036)	30,041	(7,064)
Total comprehensive income	$66,691	$17,062	$163,576	$112,925
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

	Nine months ended September 30,
	2012	2011
	(In thousands, except per-share amounts)
Common stock:
Balance, beginning of period	$649	$728
Repurchases of common stock	(65)	(2)
Net issuance of common stock	13	11
Balance, end of period	597	737
Paid-in capital:
Balance, beginning of period	835,232	1,010,635
Share-based compensation	24,643	23,410
Net issuance of common stock	(13)	(11)
Repurchases of common stock	(169,938)	(4,108)
Net capital contributed by (to) Citi	1,961	(3,662)
Balance, end of period	691,885	1,026,264
Retained earnings:
Balance, beginning of period	344,104	194,225
Net income	133,535	119,989
Dividends	(9,416)	(5,301)
Balance, end of period	468,223	308,913
Accumulated other comprehensive income (loss):
Balance, beginning of period	146,665	150,940
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $12 in 2012 and $0 in 2011	6,986	(7,911)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $12,251 in 2012 and $(614) in 2011	22,754	935
Change in net unrealized investment gains (losses) other-than-temporarily impaired, net of income tax expense (benefit) of $163 in 2012 and $(48) in 2011	301	(88)
Balance, end of period	176,706	143,876
Total stockholders’ equity	$1,337,411	$1,479,790
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited

	Nine months ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$133,535	$119,989
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	174,134	63,336
Deferral of policy acquisition costs	(209,623)	(204,114)
Amortization of deferred policy acquisition costs, net	83,970	73,849
Change in income taxes	7,389	(8,176)
Realized investment gains, including other-than-temporary impairments	(10,324)	(2,184)
Accretion and amortization of investments	(1,686)	(2,330)
Depreciation and amortization	7,555	7,856
Change in due from reinsurers	(138,285)	(624)
Change in premiums and other receivables	(11,208)	(13,882)
Trading securities sold (acquired), net	26,434	(6,388)
Share-based compensation	19,921	18,667
Other, net	25,581	(32,669)
Net cash provided by (used in) operating activities	107,393	13,330
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities - sold	229,523	53,445
Fixed-maturity securities - matured or called	203,256	299,112
Equity securities	1,965	3,026
Available-for-sale investments acquired:
Fixed-maturity securities	(370,141)	(329,145)
Equity securities	(5,632)	(110)
Other, net	(4,622)	(1,384)
Cash collateral received (returned) on loaned securities, net	28,308	3,757
Sales (purchases) of short-term investments using securities lending collateral, net	(28,308)	(3,757)
Net cash provided by (used in) investing activities	54,349	24,944
Cash flows from financing activities:
Dividends ($0.15 per share in 2012 and $0.07 per share in 2011)	(9,416)	(5,301)
Common stock repurchased	(170,003)	(4,110)
Proceeds from issuance of Senior Notes, net of discount	374,411	—
Payment of note issued to Citi	(300,000)	—
Payments of deferred financing costs	(7,729)	—
Net cash provided by (used in) financing activities	(112,737)	(9,411)
Effect of foreign exchange rate changes on cash	740	(874)
Change in cash and cash equivalents	49,745	27,989
Cash and cash equivalents, beginning of period	136,078	126,038
Cash and cash equivalents, end of period	$185,823	$154,027
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
On March 31, 2010, we entered into certain reinsurance transactions with affiliates of Citi (the "Citi reinsurers") and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. In April 2010, Citi transferred the legal entities that comprise our business to us, and we completed an initial public offering of our common stock by Citi pursuant to the Securities Act of 1933, as amended and also issued to Citi a $300.0 million note payable (the "corporate reorganization").
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
The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2012 and December 31, 2011, the statements of income and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the statements of stockholders' equity and cash flows for the nine months ended September 30, 2012 and 2011. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.
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
New Accounting Principles.
We retrospectively adopted ASU 2010-26 in our fiscal year beginning January 1, 2012. The impact of adoption was as follows:

(In thousands, except per-share amounts)
Reduction as of January 1, 2011:
Deferred policy acquisition costs, net	$114,265
Stockholders' equity	74,964

Reduction as of December 31, 2011:
Deferred policy acquisition costs, net	$146,152
Stockholders' equity	95,991

Reduction for the three months ended September 30, 2011:
Income before income taxes	$8,344
Net income	5,503
Basic earnings per share	0.08
Diluted earnings per share	0.07

Reduction for the nine months ended September 30, 2011:
Income before income taxes	$25,929
Net income	17,102
Basic earnings per share	0.23
Diluted earnings per share	0.22
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

The balances of and activity in DAC, which reflects the retrospective adoption of ASU 2010-26 for all periods presented, were as follows:

	Nine months ended September 30,
	2012	2011
	(In thousands)
DAC balance, beginning of period	$904,485	$738,946
Capitalization	209,623	204,114
Amortization	(83,970)	(73,849)
Foreign exchange and other	5,882	(4,588)
DAC balance, end of period	$1,036,020	$864,623
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
(2) Segment Information
We have two primary operating segments – Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. Assets by segment were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Assets:
Term life insurance segment	$6,420,765	$6,009,162
Investment and savings products segment	2,834,692	2,591,137
Corporate and other distributed products segment	1,178,982	1,251,521
Total assets	$10,434,439	$9,851,820
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, Investment and Savings Products segment assets were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Investment and savings products segment assets, excluding separate accounts	$204,883	$183,622

Results of operations by segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Term life insurance segment	$164,011	$141,713	$478,547	$410,316
Investment and savings products segment	101,163	97,486	304,264	302,918
Corporate and other distributed products segment	33,914	36,592	103,403	114,004
Total revenues	$299,088	$275,791	$886,214	$827,238

Income (loss) before income taxes:
Term life insurance segment	$48,576	$39,664	$144,583	$125,406
Investment and savings products segment	31,608	26,748	89,922	88,257
Corporate and other distributed products segment	(9,628)	(10,905)	(28,563)	(26,435)
Total income before income taxes	$70,556	$55,507	$205,942	$187,228
Results of operations by country were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenues by country:
United States	$245,574	$224,559	$723,034	$669,871
Canada	53,514	51,232	163,180	157,367
Total revenues	$299,088	$275,791	$886,214	$827,238

Income before income taxes by country:
United States	$54,587	$40,262	$156,625	$139,920
Canada	15,969	15,245	49,317	47,308
Total income before income taxes	$70,556	$55,507	$205,942	$187,228

(3) Investments
The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities in our available-for-sale portfolio follow:

	September 30, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$6,754	$874	$—	$7,628
Foreign government	101,439	18,210	(12)	119,637
States and political subdivisions	30,771	3,785	(11)	34,545
Corporates (1)	1,252,574	137,929	(2,553)	1,387,950
Mortgage- and asset-backed securities	337,098	26,904	(1,306)	362,696
Total fixed-maturity securities	1,728,636	187,702	(3,882)	1,912,456
Equity securities	28,908	8,082	(297)	36,693
Total fixed-maturity and equity securities	$1,757,544	$195,784	$(4,179)	$1,949,149
____________________

(1)	Includes $2.1 million of other-than-temporary impairment losses recognized in accumulated other comprehensive income.

	December 31, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,050	$935	$—	$10,985
Foreign government	97,206	14,818	(179)	111,845
States and political subdivisions	28,264	2,671	—	30,935
Corporates (1)	1,250,702	111,346	(7,847)	1,354,201
Mortgage- and asset-backed securities	425,137	29,398	(3,345)	451,190
Total fixed-maturity securities	1,811,359	159,168	(11,371)	1,959,156
Equity securities	21,329	5,689	(306)	26,712
Total fixed-maturity and equity securities	$1,832,688	$164,857	$(11,677)	$1,985,868
____________________

(1)	Includes $2.6 million of other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale securities was as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Net unrealized investment gains (losses) including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$191,605	$153,180
Currency swaps	108	96
Foreign currency translation adjustment	(9,449)	(6,481)
Other-than-temporary impairments	2,098	2,562
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	184,362	149,357
Deferred income taxes	(64,526)	(52,275)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$119,836	$97,082
We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of these securities was as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Fixed-maturity securities classified as trading, carried at fair value	$17,081	$9,640
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
As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Fair value of investments on deposit with governmental authorities	$20,787	$19,100
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

	September 30, 2012	December 31, 2011
	(In thousands)
Securities lending collateral	$177,666	$149,358

The scheduled contractual maturity distribution of the available-for-sale fixed-maturity portfolio at September 30, 2012 follows.

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$137,074	$140,989
Due after one year through five years	562,912	611,874
Due after five years through 10 years	634,763	730,556
Due after 10 years	56,789	66,341
	1,391,538	1,549,760
Mortgage- and asset-backed securities	337,098	362,696
Total fixed-maturity securities	$1,728,636	$1,912,456
Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Fixed-maturity securities	$26,601	$27,413	$76,160	$83,888
Equity securities	245	170	712	523
Policy loans and other invested assets	315	441	926	1,088
Cash and cash equivalents	101	63	347	198
Market return on deposit asset underlying 10% reinsurance agreement	985	449	2,589	1,608
Gross investment income	28,247	28,536	80,734	87,305
Investment expenses	(1,366)	(1,433)	(4,151)	(4,347)
Net investment income	$26,881	$27,103	$76,583	$82,958

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$3,843	$1,172	$10,385	$4,127
Gross losses from sales	(27)	(65)	(84)	(394)
Gross gains from securities transferred from available-for-sale to trading	—	—	323	—
Gross losses from securities transferred from available-for-sale to trading	—	—	(6)	—
Other-than-temporary impairment losses	(162)	(981)	(503)	(1,314)
Gains (losses) from bifurcated options	218	(304)	209	(235)
Net realized investment gains (losses)	$3,872	$(178)	$10,324	$2,184
Gross realized investment gains (losses) reclassified from accumulated other comprehensive income	$3,654	$126	$10,115	$2,419
Proceeds from sales or other redemptions	$95,861	$84,975	$434,744	$355,583
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
Investments in fixed-maturity and equity securities with a cost basis in excess of fair value were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Fixed-maturity and equity securities with cost basis in excess of fair value, cost basis	$80,406	$286,718

The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2012
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
Foreign government	$982	$(4)	1	$1,024	$(8)	3
States and political subdivisions	208	(11)	1	—	—	0
Corporates	41,348	(1,088)	100	8,058	(1,465)	27
Mortgage- and asset-backed securities	11,267	(7)	13	8,249	(1,299)	17
Total fixed-maturity securities	53,805	(1,110)		17,331	(2,772)
Equity securities	4,558	(103)	11	533	(194)	6
Total fixed-maturity and equity securities	$58,363	$(1,213)		$17,864	$(2,966)

	December 31, 2011
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
Foreign government	$7,150	$(179)	10	$—	$—	0
States and political subdivisions	—	—	0	—	—	0
Corporates	188,643	(6,979)	185	4,092	(868)	11
Mortgage- and asset-backed securities	49,026	(478)	60	25,280	(2,867)	30
Total fixed-maturity securities	244,819	(7,636)		29,372	(3,735)
Equity securities	850	(306)	78	—	—	0
Total fixed-maturity and equity securities	$245,669	$(7,942)		$29,372	$(3,735)
The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	September 30, 2012		December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$258	$720	$3,983	$5,168

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Impairments on fixed-maturity securities not in default	$3	$808	$343	$1,132
Impairments on fixed-maturity securities in default	—	173	—	177
Impairments on equity securities	159	—	160	5
Total impairment charges	$162	$981	$503	$1,314
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
As of September 30, 2012, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investments. Because the declines in fair value were mostly attributable to changes in interest rates and not credit quality, and because we have the ability to hold these investments until a market price recovery or maturity as well as no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.
Net impairment losses recognized in earnings were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$4	$360	$855	$362
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	—	136	563	136
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	4	224	292	226
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	158	757	211	1,088
Net impairment losses recognized in earnings	$162	$981	$503	$1,314

The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held follows.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$15,970	$23,221	$17,403	$24,460
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	—	133	10	137
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	3	848	333	1,172
Reductions due to sales, maturities or calls of credit impaired securities	(938)	(119)	(2,711)	(1,686)
Cumulative OTTI credit losses recognized for securities still held, end of period	$15,035	$24,083	$15,035	$24,083
Derivatives. We use foreign currency swaps to reduce our foreign exchange risk due to direct investment in foreign currency-denominated debt securities. The aggregate notional balance and fair value of these currency swaps follow.

	September 30, 2012	December 31, 2011
	(In thousands)
Aggregate notional balance of currency swaps	$5,878	$5,878
Aggregate fair value of currency swaps	(1,893)	(2,032)
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

	September 30, 2012	December 31, 2011
	(In thousands)
Aggregate fair value of embedded conversion options bifurcated from host contract	$9,147	$8,583
We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Deferred loss related to closed forward contracts	$26,385	$26,385
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
The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$7,628	$—	$7,628
Foreign government	—	119,637	—	119,637
States and political subdivisions	—	34,545	—	34,545
Corporates	1,266	1,382,438	4,246	1,387,950
Mortgage- and asset-backed securities	—	360,148	2,548	362,696
Total fixed-maturity securities	1,266	1,904,396	6,794	1,912,456
Equity securities	27,219	9,426	48	36,693
Trading securities	—	17,081	—	17,081
Separate accounts	—	2,630,630	—	2,630,630
Total fair value assets	$28,485	$4,561,533	$6,842	$4,596,860
Fair value liabilities:
Currency swaps	$—	$1,893	$—	$1,893
Separate accounts	—	2,630,630	—	2,630,630
Total fair value liabilities	$—	$2,632,523	$—	$2,632,523

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$10,985	$—	$10,985
Foreign government	—	111,845	—	111,845
States and political subdivisions	—	30,935	—	30,935
Corporates	256	1,349,021	4,924	1,354,201
Mortgage- and asset-backed securities	—	449,228	1,962	451,190
Total fixed-maturity securities	256	1,952,014	6,886	1,959,156
Equity securities	18,069	8,592	51	26,712
Trading securities	—	9,640	—	9,640
Separate accounts	—	2,408,598	—	2,408,598
Total fair value assets	$18,325	$4,378,844	$6,937	$4,404,106
Fair value liabilities:
Currency swaps	$—	$2,032	$—	$2,032
Separate accounts	—	2,408,598	—	2,408,598
Total fair value liabilities	$—	$2,410,630	$—	$2,410,630
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
Furthermore, we perform internal reasonableness assessments on fair value determinations within our portfolio throughout the quarter and at quarter-end, including pricing variance analyses and comparisons to alternative pricing sources and benchmark returns. If a fair value appears unusual relative to these assessments, we will re-examine the inputs and may challenge a fair value assessment made by the pricing service. If there is a known pricing error, we will request a reassessment by the pricing service. If the pricing service is unable to perform the reassessment on a timely basis, we will determine the appropriate price by requesting a reassessment from an alternative pricing service or other qualified source as necessary. We do not adjust quotes or prices except in a rare circumstance to resolve a known error.
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
The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Level 3 assets, beginning of period	$10,131	$12,265	$6,937	$24,998
Net unrealized gains (losses) included in other comprehensive income	206	(454)	(130)	(735)
Net realized gains (losses) included in realized investment gains, including other-than-temporary impairment losses	50	158	10	1,624
Purchases	757	13,609	3,173	17,609
Sales	—	—	—	(3,823)
Settlements	(3,162)	(193)	(3,900)	(1,655)
Transfers into Level 3	—	488	2,951	4,991
Transfers out of Level 3	(1,140)	(4,815)	(2,199)	(21,951)
Level 3 assets, end of period	$6,842	$21,058	$6,842	$21,058
We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012 and 2011. In addition, there were no transfers between Level 1 and Level 3 during the nine months ended September 30, 2012 and 2011.
Invested assets included in the transfer from Level 2 to Level 3 during the three months ended September 30, 2011 and the nine months ended September 30, 2012 and 2011 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data. Invested assets included in the transfer from Level 3 to Level 2 during the nine months ended September 30, 2011 primarily were fixed-maturity securities and fixed-maturity securities with embedded conversion options for which we were able to obtain independent pricing quotes based on observable inputs.

The table below is a summary of the estimated fair value for financial instruments.

	September 30, 2012		December 31, 2011
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$1,912,456	$1,912,456	$1,959,156	$1,959,156
Equity securities	36,693	36,693	26,712	26,712
Trading securities	17,081	17,081	9,640	9,640
Policy loans	24,669	24,699	25,996	25,996
Deposit asset underlying 10% reinsurance agreement	83,850	83,850	59,975	59,975
Separate accounts	2,630,630	2,630,630	2,408,598	2,408,598
Liabilities:
Notes payable	$374,421	$397,745	$300,000	$329,779
Currency swaps	1,893	1,893	2,032	2,032
Separate accounts	2,630,630	2,630,630	2,408,598	2,408,598
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
Nonrecurring fair value measurements. Policy loans are carried at unpaid principal balances, which approximate fair value and are categorized as Level 3 fair value measurements. The deposit asset underlying the 10% reinsurance agreement represents the value of the assets backing the economic reserves held in support of a reinsurance agreement. The carrying value of this deposit asset approximates fair value, which is categorized as Level 3 in the fair value hierarchy. As of September 30, 2012, notes payable were comprised of our publicly-traded senior notes and valued as a Level 2 fair value measurement using the quoted market price for our notes. As of December 31, 2011, notes payable consisted of a note issued to Citi for which the fair value was obtained by using a Level 2 fair value measurement involving market spreads and interest rates that were corroborated by independent third-party data.
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

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Direct in-force face amount	$673,983,100	$669,938,841
Amounts ceded to other companies	(598,866,030)	(596,975,143)
Net in-force face amount	$75,117,070	$72,963,698
Percentage of reinsured in-force face amount	89%	89%
Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	September 30, 2012		December 31, 2011
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company (1)	$2,524,262	NR	$2,438,723	NR
Financial Reassurance Company 2010, Ltd. (1)	361,351	NR	335,396	NR
American Health and Life Insurance Company (1)	168,774	A-	164,387	A-
Due from Citi affiliate reinsurers	3,054,387		2,938,506
Swiss Re Life & Health America Inc. (2)	260,862	A+	252,912	A+
SCOR Global Life Reinsurance Companies	146,079	A	143,409	A
Generali USA Life Reassurance Company	114,691	A-	114,774	A-
Transamerica Reinsurance Companies	103,523	A+	103,873	A+
Munich American Reassurance Company	98,238	A+	99,240	A+
Korean Reinsurance Company	85,419	A	82,755	A
RGA Reinsurance Company	71,210	A+	67,740	A+
All other reinsurers	59,194	—	52,109	—
Due from reinsurers	$3,993,603		$3,855,318
____________________
NR – not rated

(1)	Amounts shown are net of their share of the reinsurance receivable from other reinsurers.

(2)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.

(6)	Notes Payable
Notes payable consisted of the following:

	September 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
4.75% Senior notes payable, due July 15, 2022	$375,000	4.75%	$—	—
5.5% Citi note payable	—	—	300,000	5.5%
Principal amount of notes payable	375,000		300,000
Original issuance discount on notes payable	(579)		—
Total notes payable	$374,421		$300,000
In April 2010, we issued to Citi a $300.0 million note (the "Citi Note") as part of our corporate reorganization. On July 16, 2012, we publicly issued $375.0 million in principal amount of senior notes (the "Senior Notes") and used

$300.0 million of the net cash proceeds to repay the Citi Note in whole at a redemption price equal to 100% of the outstanding principal amount. We issued the Senior Notes at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2013. The Senior Notes mature on July 15, 2022. We were in compliance with the covenants of the Senior Notes at September 30, 2012. No events of default or defaults occurred on the Senior Notes or the Citi Note during the nine months ended September 30, 2012.
As unsecured senior obligations, the Senior Notes rank equally in right of payment with all existing and future unsubordinated indebtedness and senior to all existing and future subordinated indebtedness of the Parent Company. They are structurally subordinated in right of payment to all existing and future liabilities of our subsidiaries. In addition, the Senior Notes contain covenants that restrict our ability to, among other things, create or incur any indebtedness that is secured by a lien on the capital stock of certain of our subsidiaries, and merge, consolidate or sell all or substantially all of our properties and assets.

(7)	Stockholders’ Equity
A reconciliation of the number of shares of our common stock follows.

	Nine months ended September 30,
	2012	2011
	(In thousands)
Common stock, beginning of period	64,883	72,843
Shares of restricted common stock issued, net	438	348
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	878	718
Common stock retired	(6,476)	(169)
Common stock, end of period	59,723	73,740
The above reconciliation excludes RSUs which do not have voting rights and are subject to sale restrictions. As the restrictions lapse during the three years following the issuance of the RSUs, we will issue common shares with voting rights. As of September 30, 2012, we had a total of approximately 1.7 million RSUs outstanding. Approximately 267,000 RSUs were granted during the nine months ended September 30, 2012 and approximately 418,600 RSUs were granted during the nine months ended September 30, 2011.
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
On August 6, 2012, our Board of Directors authorized a share repurchase program of up to $75.0 million of the Company's common stock (the "$75.0 million share repurchase program"). During the three months ended September 30, 2012, we repurchased 308,214 shares of our common stock on the open market for an aggregate purchase price of approximately $9.1 million.
On October 3, 2012, we executed an agreement to repurchase 2,087,682 shares of our common stock owned by Warburg Pincus at $28.74 per share, for a total purchase price of approximately $60.0 million. The per-share purchase price was determined based on the closing price of our common stock on October 3, 2012. We completed the repurchase transaction on October 10, 2012. Upon completion of the share repurchase, Warburg Pincus owned approximately 15% of the Company's outstanding common stock. Warburg Pincus continues to own warrants to purchase 4,103,110 additional shares of our common stock at an exercise price of $18.00 per share. These warrants expire in April 2017.
The $75.0 million share repurchase program was discontinued upon the completion of the repurchase transaction from Warburg Pincus on October 10, 2012. In total, we repurchased 2,575,896 shares of our common stock for an aggregate purchase price of approximately $74.3 million.

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
The calculation of basic and diluted EPS follows.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per-share amounts)
Basic EPS
Numerator:
Net income	$45,599	$35,098	$133,535	$119,989
Income attributable to unvested participating securities	(1,116)	(988)	(3,624)	(3,799)
Net income used in calculating basic EPS	$44,483	$34,110	$129,911	$116,190
Denominator:
Weighted-average vested shares	60,060	73,658	62,241	73,265
Basic EPS	$0.74	$0.46	$2.09	$1.58

Diluted EPS
Numerator:
Net income	$45,599	$35,098	$133,535	$119,989
Income attributable to unvested participating securities	(1,092)	(981)	(3,558)	(3,759)
Net income used in calculating diluted EPS	$44,507	$34,117	$129,977	$116,230
Denominator:
Weighted-average vested shares	61,563	74,199	63,519	74,095
Diluted EPS	$0.72	$0.46	$2.05	$1.57

(9)	Share-Based Transactions
The Company has outstanding equity awards under its Omnibus Incentive Plan ("OIP"). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. As of September 30, 2012, we had approximately 3.8 million shares available for future grants under this plan.
All outstanding management awards have time-based vesting requirements, vesting over three years. In connection with our granting of management equity awards, we recognized expense and tax benefit offsets as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Management equity award expense for awards granted in connection with the corporate reorganization in 2010	$3,104	$3,309	$9,371	$9,974
Management equity award expense for awards granted in 2011	753	820	2,294	1,788
Management equity award expense for awards granted in 2012	954	—	2,457	—
Total management equity award expense	$4,811	$4,129	$14,122	$11,762
Tax benefit associated with the total management equity award expense	$1,167	$1,413	$3,396	$4,052
As of September 30, 2012, total compensation cost not yet recognized in our financial statements related to management equity awards was $19.6 million, all of which was related to equity awards with time-based vesting conditions yet to be reached. We expect to recognize these amounts over a weighted-average period of approximately one year, six months.
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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Quarterly incentive awards expense deferred	$1,915	$2,215	$5,340	$5,317
Quarterly incentive awards expense recognized currently	—	336	—	1,447
As of September 30, 2012, all non-employee equity awards were fully vested with the exception of approximately 88,937 shares that vested on October 1, 2012. As such, any related compensation cost not recognized as either expense or deferred acquisition costs in our financial statements as of and through September 30, 2012 is immaterial.
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
In May 2011, we entered into an eight-year agreement with a third party to receive advisory services for our managed accounts product platform. In connection with this agreement, we are obligated to make asset-based fee payments (including minimum monthly payments) based on assets under management (AUM). We have made the minimum monthly payments and recognized expense accordingly of approximately $938,000 during the nine months ended September 30, 2012. The minimum fee is approximately $312,000 for the remainder of 2012 and approximately $2.5 million per year in 2013 through 2018 and approximately $1.0 million in 2019. We will continue to recognize these fees as the corresponding advisory services are received.
In late 2011 and in 2012, numerous arbitration claims were filed with the Financial Industry Regulatory Association ("FINRA") against our subsidiary, PFS Investments, Inc. and certain of its registered representatives seeking unspecified damages arising from the allegation that the representatives improperly recommended that the claimants transfer their retirement benefits from the Florida Retirement System's defined benefit plan to its defined contribution plan. Currently, there are 21 pending arbitrations. Of these arbitrations, 15 have been scheduled for hearings in 2013. In addition, six lawsuits alleging the same claims against PFS Investments Inc. and registered representatives are pending in Miami-Dade County Circuit Court. As some of the cases have multiple claimants, the total number of claimants, including both the arbitrations and the lawsuits, is 65. The law firm representing the claimants in these matters has engaged in solicitation activities directed to Florida state employees to generate interest in the cases and has informed us that they have a list of approximately 150 additional state employees who have responded to their advertisements. It is unclear how many additional claims will be filed. The law firm has demanded a substantial settlement for the matters it has already brought. We believe we have meritorious defenses to the claims, and we intend to vigorously defend against them. Most of the claims arose between 2002 and 2008, and are susceptible to statute of limitations defenses. In August 2012, one of the cases was dismissed by a Palm Beach County Circuit Court on statute of limitations grounds. An appeal of that decision is pending. Despite our defenses, we will incur significant costs, and possibly liabilities, defending and/or resolving these claims. Unless the matters are resolved, we will incur significant legal fees and litigation-related expenses in 2013. At this time, we are unable to reasonably estimate a range of possible losses.
The treasury departments of 11 U.S. states and the District of Columbia have each engaged the same third party to conduct audits of the Company and its subsidiaries for compliance with unclaimed property laws. If instances of noncompliance are identified during the audits, then it could ultimately result in additional payments that are required of the Company. Other jurisdictions may pursue similar inquiries and audits. The audits are expected to take significant time to complete and the Company cannot reasonably estimate the impact of additional costs or liabilities that could result from the resolution of these audits.
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
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we" or the “Company”) for the period from December 31, 2011 to September 30, 2012. As a result, the following discussion should be read in conjunction with MD&A and the consolidated and combined financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2011, as modified and updated by our Current Report on Form 8-K filed with the SEC on May 8, 2012 (together, the "2011 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to those discussed under the heading “Risk Factors” in the 2011 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.
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
We were wholly owned by Citigroup Inc. (together with its non-Primerica affiliates, "Citi") through March 31, 2010. In April 2010, Citi transferred the legal entities that comprise our business to us, and we completed an initial public offering of our common stock by Citi pursuant to the Securities Act of 1933, as amended and also issued to Citi a $300.0 million note payable (the "corporate reorganization").
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
Our Term Life Insurance segment results are primarily driven by sales and policies in force, accuracy of our pricing assumptions, terms and use of reinsurance, investment income, and expenses. In connection with our corporate reorganization in 2010, we entered into certain reinsurance transactions with affiliates of Citi (the "Citi reinsurers") and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009 (the "Citi reinsurance transactions"). We continue to administer all policies subject to these coinsurance agreements. Subsequent to the Citi reinsurance transactions, the revenues and earnings of our Term Life Insurance segment initially declined in proportion to the amount of revenues and earnings historically associated with the book of term life insurance policies that we ceded to the Citi reinsurers. As we have added new in-force business, our revenues and earnings have grown from these initial levels. With each successive period, we expect revenue and earnings growth to decelerate as the size of our in-force book grows and incremental sales have a reduced marginal effect on the size of the then-existing in-force book.
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
Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including various insurance products, prepaid legal services as well as credit information and debt referral services. These products are distributed pursuant to distribution arrangements with third parties, except for certain life and disability insurance products underwritten by NBLIC, our New York life insurance subsidiary, that are not distributed through our independent agent sales force. In addition, our Corporate and Other Distributed Products segment includes corporate income (including net investment income) and expenses not allocated to other segments, interest expense on our notes payable and realized gains and losses on our invested asset portfolio.
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
The impact of adoption was as follows:

	Prior to adoption of ASU 2010-26	Impact of adoption of ASU 2010-26	After adoption of ASU 2010-26
	(In thousands, except per-share amounts)
As of December 31, 2011:
Stockholders' equity	$1,422,641	$(95,991)	$1,326,650

For the three months ended September 30, 2011:
Net income	$40,601	$(5,503)	$35,098
Basic earnings per share	0.54	(0.08)	0.46
Diluted earnings per share	0.53	(0.07)	0.46

For the nine months ended September 30, 2011:
Net income	$137,091	$(17,102)	$119,989
Basic earnings per share	1.81	(0.23)	1.58
Diluted earnings per share	1.79	(0.22)	1.57
For additional information regarding this accounting policy change, see Note 1 to our condensed consolidated financial statements.
During the nine months ended September 30, 2012, there have been no further changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2011 Annual Report.
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
Independent Sales Force. Our ability to increase the size of our sales force is largely based on the success of our recruiting efforts and our ability to train and motivate recruits to obtain licenses to sell life insurance. We believe that recruitment and licensing levels are important advance indicators of sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Recruiting results do not always result in commensurate changes in the size of our licensed sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.
Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
New recruits	47,639	83,074	155,166	201,025
New life-licensed sales representatives	8,613	10,334	26,049	25,540
Recruiting of new representatives decreased for the three and nine months ended September 30, 2012 compared with the same periods a year ago. The decrease is directly attributable to the strong prior year recruiting surge that followed the announcement of short-term recruiting incentives at our June 2011 biennial sales force convention. However, new life licenses declined to a lesser extent than recruiting during the three months ended September 30, 2012 and increased during the nine months ended September 30, 2012 versus the comparable periods in 2011. The trend in new life license activity was driven by our efforts to balance the emphasis on recruiting and licensing in both our messaging and incentive programs. Results were also driven by the introduction of streamlined life-licensing processes for new recruits.
The size of our life-licensed insurance sales force was as follows:

	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2011
Life-licensed insurance sales representatives	91,506	90,868	89,651	91,176
The size of our life-licensed insurance sales force at September 30, 2012 increased since June 30, 2012 as a result of new representative life-licensing discussed above.
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
The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Average number of life-licensed sales representatives	91,229	91,302	90,635	92,031
Number of new policies issued	53,506	65,067	170,234	176,174
Average monthly rate of new policies issued per life-licensed sales representative	.20x	.24x	.21x	.21x
The average monthly rate of new policies issued per life-licensed sales representative declined during the three months ended September 30, 2012 in comparison to the prior year period primarily due to the post-convention recruiting surge that generated significant sales referrals and opportunities in the third quarter of 2011.
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

•
Investment Yields. We use investment yield rates based on yields available at the time a policy is issued. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. Both DAC and the reserve liability increase with the assumed investment yield rate. Since DAC is higher than the reserve liability in the early years of a policy, a lower assumed investment yield generally will result in lower profits. In the later years, when the reserve liability is higher than DAC, a lower assumed investment yield generally will result in higher profits. These assumed investment yields, which like other pricing assumptions are locked in at issue, impact the timing but not the aggregate amount of DAC and reserve changes. Actual investment yields will impact net investment income allocated to the Term Life Insurance segment, but will not impact DAC or the reserve liability.

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
On August 6, 2012, our Board of Directors authorized a share repurchase program of up to $75.0 million of the Company's common stock (the "$75.0 million share repurchase program") using proceeds obtained from the issuance of senior notes. During the three months ended September 30, 2012, we repurchased approximately 0.3 million shares of our common stock on the open market for an aggregate purchase price of approximately $9.1 million. In October 2012, we completed the repurchase of approximately 2.1 million shares of our common stock owned by Warburg Pincus for a purchase price of approximately $60.0 million. The $75.0 million share repurchase program was discontinued upon the completion of the share repurchase from Warburg Pincus. In total, we repurchased approximately 2.6 million shares of our common stock for an aggregate purchase price of approximately $74.3 million under the $75 million share repurchase program.
In addition, in November 2011 we repurchased approximately 8.9 million shares of our common stock from Citi for approximately $200.0 million primarily using the proceeds from invested asset sales. We retired the common stock repurchased in each transaction, providing an accretive impact on earnings per share. The sales of invested assets used to fund the repurchases results in lower net investment income in periods following the sales.
Notes payable. In April 2010, we issued a $300.0 million note to Citi as part of our corporate reorganization (the "Citi Note"). We paid interest on the Citi Note at an annual rate of 5.5%. On July 16, 2012, we repaid the Citi Note with a portion of the proceeds received from the issuance of senior notes with an aggregate principal amount of $375.0 million (the "Senior Notes"). We issued the Senior Notes at a price of 99.843% of the principal amount. The Senior Notes bear interest at an annual rate of 4.75%. We used the remaining proceeds primarily to fund the $75.0 million share repurchase program.

Results of Operations
Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$567,273	$560,739	$6,534	1%	$1,698,383	$1,673,689	$24,694	1%
Ceded premiums	(414,991)	(425,643)	(10,652)	(3)%	(1,248,969)	(1,283,445)	(34,476)	(3)%
Net premiums	152,282	135,096	17,186	13%	449,414	390,244	59,170	15%
Commissions and fees	104,337	100,883	3,454	3%	315,003	315,697	(694)	*
Net investment income	26,881	27,103	(222)	(1)%	76,583	82,958	(6,375)	(8)%
Realized investment gains (losses), including OTTI losses	3,872	(178)	4,050	*	10,324	2,184	8,140	*
Other, net	11,716	12,887	(1,171)	(9)%	34,890	36,155	(1,265)	(3)%
Total revenues	299,088	275,791	23,297	8%	886,214	827,238	58,976	7%
Benefits and expenses:
Benefits and claims	70,738	64,101	6,637	10%	207,596	179,008	28,588	16%
Amortization of DAC	29,234	26,645	2,589	10%	83,970	73,849	10,121	14%
Sales commissions	49,370	47,135	2,235	5%	150,562	147,846	2,716	2%
Insurance expenses	23,744	22,133	1,611	7%	70,777	64,919	5,858	9%
Insurance commissions	6,684	10,538	(3,854)	(37)%	21,638	29,070	(7,432)	(26)%
Interest expense	8,828	7,000	1,828	26%	24,244	20,995	3,249	15%
Other operating expenses	39,934	42,732	(2,798)	(7)%	121,485	124,323	(2,838)	(2)%
Total benefits and expenses	228,532	220,284	8,248	4%	680,272	640,010	40,262	6%
Income before income taxes	70,556	55,507	15,049	27%	205,942	187,228	18,714	10%
Income taxes	24,957	20,409	4,548	22%	72,407	67,239	5,168	8%
Net income	$45,599	$35,098	$10,501	30%	$133,535	$119,989	$13,546	11%
____________________
* Less than 1% or not meaningful
Results for the Three and Nine Months Ended September 30, 2012 and 2011
Total revenues. The increase in revenues was primarily attributable to incremental premiums on term life insurance policies issued subsequent to the Citi reinsurance transactions ("New Term"), which was partially offset by lower net investment income resulting from sales of invested assets to facilitate our share repurchase transactions in November 2011 and April 2012. The reduction in the average book yield of our fixed-maturity portfolio, which reflects the current interest rate environment, also contributed a moderate decrease in net investment income. The decline in net investment income during the three months ended September 30, 2012 was tempered by income from certain called securities of approximately $1.8 million and recovery of interest of approximately $1.0 million on a previously defaulted security. Realized investment gains were higher during 2012 due to income received from certain fixed income securities that were tendered during the third quarter and gains from sales of invested assets to fund share repurchases.
Total benefits and expenses. Total benefits and expenses increased in 2012 primarily as a result of the growth in premium-related costs, which include benefits and claims, amortization of DAC and insurance expenses. This increase was partially offset by declines in insurance commissions reflecting higher deferrals of commissions consistent with incentive program changes.
Income taxes. Our effective income tax rate of 35.4% during the three months ended September 30, 2012 was lower than our effective income tax rate of 36.8% during the three months ended September 30, 2011. For the nine months ended September 30, 2012, our effective income tax rate was 35.2%, compared with 35.9% for the nine months ended September 30, 2011. The lower effective income tax rate during the three and nine months ended September 30, 2012 versus the comparable period in 2011 was primarily driven by decreasing Canadian statutory income tax rates combined with capital planning decisions for Canadian unremitted earnings.
For additional information, see the Segment Results discussions below.
Segment Results
Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$549,068	$539,693	$9,375	2%	$1,641,555	$1,612,143	$29,412	2%
Ceded premiums	(411,240)	(421,933)	(10,693)	(3)%	(1,237,837)	(1,272,477)	(34,640)	(3)%
Net premiums	137,828	117,760	20,068	17%	403,718	339,666	64,052	19%
Allocated net investment income	18,395	15,664	2,731	17%	51,740	47,127	4,613	10%
Other, net	7,788	8,289	(501)	(6)%	23,089	23,523	(434)	(2)%
Total revenues	164,011	141,713	22,298	16%	478,547	410,316	68,231	17%
Benefits and expenses:
Benefits and claims	60,733	52,067	8,666	17%	178,226	143,339	34,887	24%
Amortization of DAC	27,645	22,289	5,356	24%	74,125	62,310	11,815	19%
Insurance commissions	2,169	5,632	(3,463)	(61)%	8,060	15,015	(6,955)	(46)%
Insurance expenses	20,531	19,186	1,345	7%	62,030	55,626	6,404	12%
Interest expense	4,357	2,875	1,482	52%	11,523	8,620	2,903	34%
Total benefits and expenses	115,435	102,049	13,386	13%	333,964	284,910	49,054	17%
Income before income taxes	$48,576	$39,664	$8,912	22%	$144,583	$125,406	$19,177	15%
Results for the Three Months Ended September 30, 2012 and 2011
Net premiums. The increase in net premiums is primarily due to the continued addition of New Term in-force business combined with the run off of business subject to the Citi reinsurance transactions.  While ceded premiums supporting YRT reinsurance programs for New Term are less than 20% of direct premiums, ceded premiums for the block of business coinsured by Citi are more than 80% of direct premiums.  As a result, as we continue to build New Term and the block coinsured by Citi continues to run off, net premiums will continue to grow faster than direct premiums, albeit at a declining rate of growth.
Allocated net investment income. The increase in allocated net investment income was attributable to the increase in Term Life assets underlying the growth in the in-force business and income from certain called securities.
Benefits and claims. Benefits and claims increased primarily due to the growth in net premiums. Incurred claims were consistent with the prior-year period.
Amortization of DAC. The impact of moderately lower persistency during the quarter for recent policy issue years resulted in DAC amortization increasing at a higher rate than net premiums.
Insurance commissions. The decrease in insurance commissions was largely driven by changes to our agent incentive programs that resulted in a higher portion of commissions being deferred in the 2012 period.
Insurance expenses. The increase in insurance expenses is mainly due to higher premium-related taxes, licenses and fees as well as the run-off of expense allowances received under the Citi reinsurance agreements. Also contributing to the increase was the emergence of higher spending for information technology contracts.
Interest expense. Interest expense increased primarily due to the redundant reserve financing executed in March

2012.
Results for the Nine Months Ended September 30, 2012 and 2011
Net premiums. Net premium growth was primarily driven by the factors impacting net premiums as discussed above in the three-month comparison. The remaining increase in net premiums was largely attributable to reprocessed reinsurance transactions in the second quarter of 2012 that were substantially offset by a corresponding increase in benefits and claims.
Allocated net investment income. The increase in allocated net investment income was a result of the growth in Term Life assets.
Benefits and claims. The increase in benefits and claims was mainly attributable to the factors discussed above in the three-month comparison and the reprocessing of certain transactions noted above.
Amortization of DAC. The increase in amortization of DAC was consistent with the increase in net premiums.
Insurance commissions. The decrease in insurance commissions was primarily driven by changes to our agent incentive program discussed above in the three-month comparison.
Insurance expenses. Insurance expenses increased in 2012 mainly due to the factors discussed above in the three-month comparison as well as prior-year favorable expense items including the release of management incentive compensation accruals. The impact of these factors were partially offset by expenses in the prior year for new product launches and recruiting initiatives associated with the biennial sales force convention in June 2011.
Interest expense. The increase in interest expense was largely attributable to the redundant reserve financing as noted in the three-month comparison above.
Product Sales and Face Amount In Force
New policy sales activity was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
New policies issued	53,506	65,067	170,234	176,174
Lower sales of our term life insurance products was primarily due to the impact that the recruiting surge from the June 2011 biennial convention had on third quarter 2011 policy sales. The surge in new recruits translated to increased sales opportunities and significantly impacted the number of new policies issued in the third quarter of 2011. The decline during the nine months ended September 30, 2012 was not as significant because increased productivity during the first half of 2012 resulted in a higher volume of policies issued compared with the first half of 2011.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$668,024	$663,617	$4,407	1%	$664,955	$656,791	$8,164	1%
Issued face amount	16,345	18,885	(2,540)	(13)%	51,635	54,594	(2,959)	(5)%
Terminations	(15,566)	(16,221)	(655)	(4)%	(46,196)	(48,192)	(1,996)	(4)%
Foreign currency	328	(99)	427	*	(1,263)	2,989	(4,252)	*
Face amount in force, end of period	$669,131	$666,182	$2,949	*	$669,131	$666,182	$2,949	*
____________________
* Less than 1% or not meaningful
Issued face amount decreased during 2012 due to the impact that the recruiting surge in 2011 had on new policies issued in the prior year combined with the lower average size of policies issued for TermNow. Terminations decreased in 2012 as a result of higher persistency mainly on older policy issue years.
Investment and Savings Product Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$43,120	$42,244	$876	2%	$134,856	$130,276	$4,580	4%
Asset-based revenues	45,627	41,996	3,631	9%	133,099	132,169	930	1%
Account-based revenues	9,826	10,140	(314)	(3)%	28,693	32,383	(3,690)	(11)%
Other, net	2,590	3,106	(516)	(17)%	7,616	8,090	(474)	(6)%
Total revenues	101,163	97,486	3,677	4%	304,264	302,918	1,346	*
Expenses:
Amortization of DAC	1,411	4,034	(2,623)	(65)%	7,514	10,570	(3,056)	(29)%
Insurance commissions	2,322	2,277	45	2%	6,723	6,761	(38)	(1)%
Sales commissions:
Sales-based	30,521	29,640	881	3%	95,406	91,583	3,823	4%
Asset-based	15,557	13,805	1,752	13%	45,334	44,367	967	2%
Other operating expenses	19,744	20,982	(1,238)	(6)%	59,365	61,380	(2,015)	(3)%
Total expenses	69,555	70,738	(1,183)	(2)%	214,342	214,661	(319)	*
Income before income taxes	$31,608	$26,748	$4,860	18%	$89,922	$88,257	$1,665	2%

Supplemental information on the underlying metrics that drove results follows.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions and accounts in thousands)
Product sales:
Retail mutual funds	$546	$498	$48	10%	$1,747	$1,747	$—	*
Annuities and other	445	483	(38)	(8)%	1,374	1,286	88	7%
Total sales-based revenue generating product sales	991	981	10	1%	3,121	3,033	88	3%
Managed accounts	37	12	25	*	100	12	88	*
Segregated funds and other	64	67	(3)	(4)%	252	264	(12)	(5)%
Total product sales	$1,092	$1,060	$32	3%	$3,473	$3,309	$164	5%
Average client asset values:
Retail mutual funds	$23,750	$23,500	$250	1%	$23,723	$24,571	$(848)	(3)%
Annuities and other	9,245	8,192	1,053	13%	8,978	8,341	637	8%
Managed accounts	425	21	404	*	321	7	314	*
Segregated funds	2,542	2,479	63	3%	2,523	2,501	22	1%
Total average client asset values	$35,962	$34,192	$1,770	5%	$35,545	$35,420	$125	*
Average number of fee-generating accounts:
Recordkeeping accounts	2,552	2,626	(74)	(3)%	2,573	2,633	(60)	(2)%
Custodial accounts	1,945	1,959	(14)	(1)%	1,946	1,955	(9)	*
_____________________
* Less than 1% or not meaningful
Results for the Three Months Ended September 30, 2012 and 2011
Total revenues. The increase in commissions and fees in 2012 was largely driven by higher average client asset values as well as a moderate increase in product sales. Higher asset-based revenues were primarily the result of the increase in average client asset values, which reflect market conditions combined with an increase in sales mix towards managed accounts products launched in 2011. The distribution of managed accounts results in higher ongoing asset-based revenues in lieu of upfront sales-based revenues. The increase in product sales was driven by higher mutual fund sales and new offerings of fixed-indexed annuities, which was partially offset by a decline in variable annuity sales largely related to lower internal exchanges. The increases in total revenues were slightly offset by a recordkeeping fee structure change that resulted in a decrease in account-based revenues and other operating expenses.
Amortization of DAC. The decrease in DAC amortization on our Canadian Segregated Funds products in 2012 resulted primarily from market returns in the invested assets underlying Canadian Segregated Funds that showed strong improvement from the market losses experienced in the prior-year period.
Sales commissions. The increase in commissions in 2012 was primarily the result of the increase in sales and asset-based revenues discussed above.
Other operating expenses. Other operating expenses decreased primarily due to the impact of the recordkeeping fee structure change, which was offset by decreased account-based revenue.
Results for the Nine Months Ended September 30, 2012 and 2011
Total revenues. Commissions and fees increased slightly as higher sales from annuity products were largely offset by the decline in account-based revenue from the recordkeeping fee structure change. Asset-based revenues increased modestly as higher revenue from managed accounts was offset by lower average client asset values during the first six months of 2012 due to market conditions.

Amortization of DAC. The decrease in DAC amortization was primarily due to the impact from market returns in the invested assets underlying Canadian Segregated Funds in the third and second quarter of 2012.
Sales commissions. Sales-based commissions increased mainly due to the increases in annuity sales noted above.
Other operating expenses. The decline in operating expenses during the nine months ended September 30, 2012 was largely attributable to the impact of the recordkeeping fee structure change noted above. This impact was partially offset by higher new product offering expenses in 2012 combined with the impact of the prior-year release of management incentive compensation accruals.
Asset Values in Client Accounts
Changes in asset values in client accounts were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)
Asset values, beginning of period	$35,286	$36,020	$(734)	(2)%	$33,664	$34,869	$(1,205)	(3)%
Inflows	1,092	1,060	32	3%	3,473	3,310	163	5%
Redemptions	(1,014)	(1,091)	(77)	(7)%	(3,391)	(3,292)	99	3%
Change in market value, net and other	1,540	(4,365)	5,905	*	3,158	(3,263)	6,421	*
Asset values, end of period	$36,904	$31,624	$5,280	17%	$36,904	$31,624	$5,280	17%
____________________
* Not meaningful
The increase in asset values in 2012 was primarily attributable to favorable market conditions. The growth in inflows was consistent with the increase in sales volume for both the quarter-to-date and year-to-date periods. Redemptions declined during the three months ended September 30, 2012 largely due to a decrease in the volume of internal exchanges for variable annuities. For the nine months ended September 30, 2012, the rate of redemptions relative to average client asset values remained consistent with the nine months ended September 30, 2011.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$18,205	$21,046	$(2,841)	(13)%	$56,828	$61,545	$(4,717)	(8)%
Ceded premiums	(3,751)	(3,710)	41	1%	(11,132)	(10,969)	163	1%
Net premiums	14,454	17,336	(2,882)	(17)%	45,696	50,576	(4,880)	(10)%
Commissions and fees	5,764	6,502	(738)	(11)%	18,355	20,868	(2,513)	(12)%
Allocated net investment income	8,486	11,439	(2,953)	(26)%	24,843	35,831	(10,988)	(31)%
Realized investment gains (losses), including OTTI losses	3,872	(178)	4,050	*	10,324	2,184	8,140	*
Other, net	1,338	1,493	(155)	(10)%	4,185	4,545	(360)	(8)%
Total revenues	33,914	36,592	(2,678)	(7)%	103,403	114,004	(10,601)	(9)%
Benefits and expenses:
Benefits and claims	10,005	12,034	(2,029)	(17)%	29,370	35,670	(6,300)	(18)%
Amortization of DAC	178	323	(145)	(45)%	2,331	970	1,361	140%
Insurance commissions	2,193	2,627	(434)	(17)%	6,855	7,291	(436)	(6)%
Insurance expenses	3,213	2,947	266	9%	8,747	9,293	(546)	(6)%
Sales commissions	3,292	3,692	(400)	(11)%	9,822	11,898	(2,076)	(17)%
Interest expense	4,471	4,125	346	8%	12,721	12,375	346	3%
Other operating expenses	20,190	21,749	(1,559)	(7)%	62,120	62,942	(822)	(1)%
Total benefits and expenses	43,542	47,497	(3,955)	(8)%	131,966	140,439	(8,473)	(6)%
Loss before income taxes	$(9,628)	$(10,905)	$(1,277)	(12)%	$(28,563)	$(26,435)	$2,128	8%
 ____________________
* Less than 1% or not meaningful
Results for the Three Months Ended September 30, 2012 and 2011
Total revenues. Total revenues decreased in 2012 primarily due to lower net investment income from a lower average base of invested assets subsequent to share repurchases in November 2011 and April 2012 and a higher allocation to the Term Life segment. The decline also resulted from the termination of our loan business and a decrease in our short-term disability product line. These decreases were partially offset by realized investment gains due to income received from certain fixed income securities that were tendered during the third quarter.
Total benefits and expenses. The decrease in benefits and claims is primarily due to lower claims on short-term disability products. The decline in other operating expenses is largely attributable to a $2.7 million print inventory charge incurred in 2011 due to the discontinuation of carrying inventory in our print operations. Partially offsetting the decrease in other operating expenses are higher employee compensation costs from merit increases and an additional year of stock compensation amortization following our corporate reorganization.
Results for the Nine Months Ended September 30, 2012 and 2011
Total revenues. The decrease in total revenues was largely attributable to the factors discussed in the three-month comparison above. In addition, the remaining increase in realized investment gains during the nine-month period is primarily the result of gains realized from the sale of invested assets sold to fund the April 2012 share repurchase.
Total benefits and expenses. The decline in benefits and claims was largely attributable to lower claims on short-term disability products and refinements in our policy estimates for student life insurance products underwritten by NBLIC. Partially offsetting this decrease was higher DAC amortization associated with the refinements in policy estimates for the student life products. The decrease in other operating expenses is primarily driven by the items discussed above in the three-month comparison.
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
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating and average approximate duration of our fixed-maturity portfolio were as follows:

	September 30, 2012	December 31, 2011

Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.8 years	3.5 years
Average book yield of our fixed-maturity portfolio	5.30%	5.52%
The distribution of our investments in fixed-maturity securities by rating follows.

	September 30, 2012		December 31, 2011
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$345,163	20%	$428,748	24%
AA	144,648	8%	150,894	8%
A	413,323	24%	431,175	24%
BBB	747,369	43%	683,818	38%
Below investment grade	91,160	5%	125,594	7%
Not rated	4,054	*	770	*
Total (1)	$1,745,717	100%	$1,820,999	100%
____________________
* Less than 1%

(1)	Totals may not add due to rounding.

The ten largest holdings within our invested asset portfolio were as follows:

	September 30, 2012
Issuer	Cost or amortized cost	Fair value	Unrealized gain	Credit rating
	(Dollars in thousands)
Government of Canada	$29,584	$33,157	$3,573	AAA
General Electric Co	15,373	17,265	1,892	AA
International Business Machines Corp	12,316	13,640	1,324	AA-
Bank of America Corp	11,122	12,252	1,130	A-
Verizon Communications Inc	9,501	10,991	1,490	A-
Iberdrola SA	9,444	10,655	1,211	BBB+
ProLogis Inc	9,414	10,425	1,011	BBB-
Province of Ontario Canada	9,168	11,725	2,557	AA-
National Rural Utilities Cooperative	7,186	10,585	3,399	A+
Province of Quebec Canada	7,060	8,967	1,907	A+
Total – ten largest holdings	$120,168	$139,662	$19,494
Total – fixed-maturity and equity securities	$1,774,625	$1,966,230
Percent of total fixed-maturity and equity securities	7%	7%
Sales of invested assets to fund our April 2012 repurchase of $150.0 million of our common stock did not result in meaningful changes to asset mix, duration or overall credit quality of our invested asset portfolio. However, it did reduce our consolidated cash and invested assets and, as a result, net investment income. Our average book yield at September 30, 2012 decreased from December 31, 2012, reflecting the replacement of higher-yield invested asset maturities with lower-yield invested asset acquisitions available in the current interest rate environment. The decrease in the average book yield was partially offset as the investments sold to fund the repurchase generally had yields that were lower than the average book yield on the invested assets portfolio before the repurchase.
For additional information on our invested asset portfolio, see Note 3 to our condensed consolidated financial statements.
Liquidity and Capital Resources
Dividends and other payments to us from our subsidiaries are our principal sources of cash. Our primary uses of funds by the Parent Company include the payment of dividends, the payment of interest to noteholders, and the payment of general operating expenses. At September 30, 2012, the Parent Company had cash and invested assets of approximately $134.9 million, of which approximately $65.2 million was subsequently deployed for share repurchases in October 2012.
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
The components of the change in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2012	2011	$
	(In thousands)
Net cash provided by (used in) operating activities	$107,393	$13,330	$94,063
Net cash provided by (used in) investing activities	54,349	24,944	29,405
Net cash provided by (used in) financing activities	(112,737)	(9,411)	(103,326)
Effect of foreign exchange rate changes on cash	740	(874)	1,614
Change in cash and cash equivalents	$49,745	$27,989	$21,756
Operating Activities. Net cash provided by operating activities increased primarily due to cash received from the collection of premium revenue in excess of benefits and claims paid in our New Term business. The additional layering of net premiums from our New Term business has generated positive incremental cash flows after payments are made for policy acquisition costs during the first year that policies are issued. Cash provided by operating activities also increased due to a difference in the timing of when payments were due to Citi for coinsurance activity. Proceeds from the sale of trading investments to fund the share repurchases further contributed to the increase in cash provided by operating activities. These items were partially offset by a decrease in cash resulting from the timing of amounts due from reinsurers.
Investing Activities. The increase in investing cash flows as compared to the same period a year ago was primarily driven by proceeds from the sale of available-for-sale investments to fund share repurchases.
Financing Activities. The increase in net cash used in financing activities in 2012 was due to share repurchases and higher quarterly cash dividends, which was partially offset by increased borrowings from the refinancing of our notes payable.
Notes Payable. In April 2010, we issued a $300.0 million note to Citi as part of our corporate reorganization. On July 16, 2012, we publicly issued $375.0 million in principal amount of the Senior Notes and used a portion of the net cash proceeds to repay the Citi Note in whole at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest as of that date.
We issued the Senior Notes at a price of 99.843% and an annual rate of 4.750% and interest of approximately $8.9 million is paid semi-annually on January 15 and July 15, commencing on January 15, 2013. The term of the Senior Notes ends on July 15, 2022 with a principal payment of $375.0 million due upon maturity. We were in compliance with the covenants of the Senior Notes at September 30, 2012. No events of default or defaults occurred on the Senior Notes or the Citi Note during the nine months ended September 30, 2012. For additional information, see Note 6 to our condensed consolidated financial statements.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of September 30, 2012, our debt-to-capital ratio was 21.9%.
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
As of September 30, 2012, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth.
In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk and foreign exchange risk. Primerica Life Canada is in compliance with Canada’s minimum capital requirements as of September 30, 2012, as determined by OSFI.
Short-term Borrowings. We had no short-term borrowings as of or during the nine months ended September 30, 2012.
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
Contractual Obligations Update. The material changes in contractual obligations from those disclosed in the 2011 Annual Report as of September 30, 2012 were as follows:

	Total payments	Payments remaining in 2012	Payments in 2013-2015	Payments in 2016-2018	Payments in 2019 and after
	(in millions)
Interest on LOC	$56.7	$3.2	$20.6	$17.3	$15.6
Principal and interest on Senior Notes (1)	553.0	—	53.4	53.4	446.2
Fees for enterprise software licensing and maintenance contractual agreement	16.3	1.4	14.9	—	—
Purchase obligations under managed accounts advisory contractual agreement	16.3	0.3	7.5	7.5	1.0
____________________

(1)
On July 16, 2012, the outstanding principal amount plus all accrued and unpaid interest on the Citi Note was repaid with proceeds received from the issuance of the Senior Notes. No remaining payments or contractual obligations remain on the Citi Note as of September 30, 2012.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest rate risk

The fair value of the fixed-maturity securities in our invested asset portfolio as of September 30, 2012 was $1.93 billion. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolios to decline by approximately $66.8 million, or 4%, based on our actual securities positions as of September 30, 2012.
Canadian currency risk
We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. For the three months and nine months ended September 30, 2012, 18% and 19%, respectively, of our revenues from operations, excluding realized investment gains, were generated by our Canadian operations. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar financial statements and a weaker Canadian dollar has the opposite effect. Historically, we have not hedged this exposure, although we may elect to do so in future periods.
One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the three and nine months ended September 30, 2012. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our net income before income taxes for the three and nine months ended September 30, 2012 by approximately $1.6 million and $4.6 million, respectively.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved from time to time in legal disputes, regulatory inquires and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described in Note 10 to our condensed consolidated financial statements and such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
The Risk Factors contained in the 2011 Annual Report are incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the quarter ended September 30, 2012, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1 - 31, 2012	—	$—	—	$—
August 1 - 31, 2012	—	—	—	75,000,000
September 1 - 30, 2012	308,214	29.60	308,214	65,875,754
Total	308,214	$29.60	308,214	N/A
________________
(1) On August 6, 2012, our Board of Directors authorized a share repurchase program of up to $75.0 million of the Company's common stock. This share repurchase program was discontinued on October 10, 2012 upon completion of the repurchase of 2,087,682 of our common stock for a total purchase price of approximately $60.0 million from certain private equity funds managed by Warburg Pincus LLC. In total, we repurchased 2,575,896 shares of our common stock for an aggregate purchase price of approximately $74.3 million under this share repurchase program.
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
3.1
Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

3.2
Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680))

4.1
Indenture, dated as of July 16, 2012, between Primerica, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680))

4.2
First Supplemental Indenture, dated as of July 16, 2012, between Primerica, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680))

4.3
Form of 4.750% Senior Notes due 2022 (included in Exhibit 4.2 filed herewith) (Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680))

10.1
Share Repurchase Agreement dated as of October 4, 2012 by and between Warburg Pincus Private Equity X, L.P., Warburg Pincus X Partners, L.P. and Primerica, Inc. (Incorporated by reference to Exhibit 99.2 to Primerica's Current Report on Form 8-K dated October 4, 2012 (Commission File No. 001-34680))

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
(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

November 8, 2012	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)