Form 10-K
period 2012-12-31
Primerica, Inc.
filed 2013-02-27
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2012, was $1,266,336,476. The number of shares of the registrant's Common Stock outstanding at February 15, 2013, with $0.01 par value, was 56,469,039.
Documents Incorporated By Reference
Certain information contained in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 22, 2013 is incorporated by reference into Part III hereof.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this report as well as some statements in periodic press releases and some oral statements made by our officials during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend”, “plan”, “anticipate”, “estimate”, “believe”, “will be”, “will continue”, “will likely result”, and similar expressions, or future conditional verbs such as “may”, “will”, “should”, “would”, and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors” included herein.
Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•	our failure to continue to attract and license new recruits, retain sales representatives, or license or maintain the licensing of our sales representatives;

•	changes to the independent contractor status of our sales representatives;

•	our or our sales representatives’ violation of, or non-compliance, with laws and regulations;

•	our or our sales representatives' failure to protect the confidentiality of client information;

•	differences between our actual experience and our expectations regarding mortality, persistency, expenses and investment yields as reflected in the pricing for our insurance policies;

•	the occurrence of a catastrophic event that causes a large number of premature deaths of our insureds;

•	changes in federal and state legislation and regulation, including other legislation or regulation that affects our insurance and investment product businesses;

•	our failure to meet risk-based capital standards or other minimum capital or surplus requirements;

•	a downgrade or potential downgrade in our insurance subsidiaries’ financial strength ratings or in the investment grade credit ratings for our senior unsecured debt;

•	the effects of credit deterioration and interest rate fluctuations on our invested asset portfolio;

•	incorrectly valuing our investments;

•	inadequate or unaffordable reinsurance or the failure of our reinsurers to perform their obligations;

•	the failure of, or legal challenges to, the support tools we provide to our sales force;

•	heightened standards of conduct or more stringent licensing requirements for our sales representatives;

•	inadequate policies and procedures regarding suitability review of client transactions;

•	the inability of our subsidiaries to pay dividends or make distributions;

•	our ability to generate and maintain a sufficient amount of working capital;

•	our non-compliance with the covenants of our senior unsecured debt;

•	legal and regulatory investigations and actions concerning us or our sales representatives;

•	the loss of key personnel;

•	the failure of our information technology systems, breach of our information security or failure of our business continuity plan; and

•	fluctuations in Canadian currency exchange rates.
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

ii

PART I
ITEM 1. BUSINESS.
Primerica, Inc. (“Primerica”, “we”, "us" or the "Parent Company") is a leading distributor of financial products to middle income households in the United States and Canada with approximately 92,400 licensed sales representatives at December 31, 2012. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. We insured more than 4.3 million lives and approximately 1.9 million clients maintained investment accounts with us at December 31, 2012. Our distribution model uniquely positions us to reach underserved middle income consumers in a cost effective manner and has proven itself in both favorable and challenging economic environments.
Our mission is to serve middle income families by helping them make informed financial decisions and providing them with a strategy and means to gain financial independence. Our distribution model is designed to:

•
Address our clients' financial needs.    Our sales representatives use our proprietary financial needs analysis tool (“FNA”) and an educational approach to demonstrate how our products can assist clients to provide financial protection for their families, save for their retirement and other needs, and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of our sales representatives. Meetings are generally held in informal, face-to-face settings, usually in the clients' homes.

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

Corporate Structure
We conduct our core business activities in the United States through three principal entities, all of which are direct or indirect wholly owned subsidiaries of the Parent Company:

•	Primerica Financial Services, Inc. (“PFS”), our general agency and marketing company;

•	Primerica Life Insurance Company (“Primerica Life”), our principal life insurance underwriting company; and

•	PFS Investments Inc. (“PFS Investments”), our investment and savings products company, broker-dealer and registered investment advisor.
Primerica Life is domiciled in Massachusetts, and its wholly owned subsidiary, National Benefit Life Insurance Company (“NBLIC”), is a New York life insurance underwriting company.
We conduct our core business activities in Canada through three principal entities, all of which are indirect wholly owned subsidiaries of the Parent Company:

•	Primerica Life Insurance Company of Canada (“Primerica Life Canada”), our Canadian life insurance underwriting company;

•	PFSL Investments Canada Ltd. ("PFSL Investments Canada"), our Canadian licensed mutual fund dealer; and

•	PFSL Fund Management Ltd. ("PFSL Fund Management"), our Canadian investment funds manager.
Primerica, Inc. was incorporated in the United States as a Delaware corporation in October 2009 to serve as a holding company for the Primerica businesses (collectively, the "Company"). Our businesses, which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citigroup Inc. ("Citigroup"), were transferred to us by Citigroup on April 1, 2010 in a reorganization pursuant to which we completed an initial public offering in April 2010 (the "IPO"). On March 31, 2010, we entered into certain reinsurance transactions with affiliates of Citigroup (the "Citigroup reinsurers") and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. As part of the IPO, in February 2010, Citigroup entered into a securities purchase agreement with certain private equity funds managed by Warburg Pincus LLC (together, “Warburg Pincus”) and us pursuant to which, in mid-April 2010, Citigroup sold to Warburg Pincus: (i) approximately 16.4 million shares of our common stock and (ii) warrants to purchase from us approximately 4.1 million additional shares of our common stock prior to April 15, 2017 at $18.00 per share. For a description of our corporate reorganization, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – The April 2010 Transactions."
During 2011, Citigroup sold approximately 29.0 million shares of our common stock, representing all of its remaining shares of our common stock. We repurchased approximately 8.9 million of these shares. The remaining shares were sold in underwritten public offerings from which we did not receive any proceeds.

In April 2012, we repurchased from Warburg Pincus approximately 5.7 million shares of our common stock at a price of $26.15 per share, for a total purchase price of approximately $150.0 million. The per-share purchase price was determined based on the closing price of our common stock on April 17, 2012, the execution date of the agreement to repurchase the shares.
In October 2012, we repurchased from Warburg Pincus approximately 2.1 million shares of our common stock at a price of $28.74 per share, for a total purchase price of approximately $60.0 million. The per-share purchase price was determined based on the closing price of our common stock on October 3, 2012, the execution date of the agreement to repurchase the shares.
In November 2012, Warburg Pincus sold 3.6 million shares of our common stock in an underwritten public offering, from which we did not receive any proceeds. As part of the underwritten public offering, we repurchased from the underwriter 1.2 million shares at a price of $27.51 per share.
In February 2013, Warburg Pincus sold 2.5 million shares of our common stock in an underwritten public offering, from which we did not receive any proceeds. As of February 15, 2013, Warburg Pincus beneficially owned approximately 4.4% of the Company's outstanding common stock (or approximately 10.9%, including shares issuable pursuant to the warrants).
Our Clients
Our clients are generally middle income consumers, which we define as households with $30,000 to $100,000 of annual income. According to the 2011 U.S. Census Bureau Current Population Survey, the latest period for which data is available, approximately 50% of U.S. households fall in this range. We believe that we understand the financial needs of the middle income segment well:

•
They have inadequate or no life insurance coverage.    Individual life insurance sales in the United States declined from 12.5 million policy sales in 1975 to 6.8 million policy sales in 2011, the latest period for which data is available, according to the Life Insurance Marketing and Research Association International, Inc. ("LIMRA"), a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle income clients for many years, is generally the best option for them to meet their life insurance needs due to its lower initial cost versus cash value life insurance.

•
They need help saving for retirement and other personal goals.    The current economic environment has intensified the challenges of middle income families to save for retirement and other goals. By developing personalized savings programs for our clients using our proprietary FNA tool and offering a wide range of mutual funds, annuities, managed accounts and segregated fund products sponsored and managed by reputable firms, our sales representatives are well equipped to help clients develop long-term savings plans to address their financial needs.

•
They need to reduce their consumer debt.    Many middle income families have numerous debt obligations from credit cards, auto loans, and home mortgages. We help our clients address these financial burdens by providing personalized client-driven debt resolution techniques and third party referrals that can help them reduce and ultimately pay off their debts.

•
They prefer to meet face-to-face when considering financial products.    Historically, middle income consumers have indicated a preference to meet face-to-face when considering financial products or services. As such, we have designed our business model to address this preference in a cost-effective manner.

Our Distribution Model
Our distribution model, which is based on a traditional insurance agency model and borrows aspects from franchising and direct sales, is designed to reach and serve middle income consumers efficiently through direct selling to customers by our sales representatives. Key characteristics of our unique distribution model include:

•
Independent entrepreneurs:    Our sales representatives are independent contractors building and operating their own businesses. This business-within-a-business approach means that our sales representatives are entrepreneurs who take responsibility for selling products, recruiting sales representatives, setting their own schedules and managing and paying the expenses associated with their sales activities, including office rent and administrative overhead, with minimal start-up costs.

•
Part-time opportunity:    By offering a flexible part-time opportunity, we are able to attract a significant number of recruits who desire to earn supplemental income and generally concentrate on smaller-sized transactions typical of middle income consumers. Our representatives distribute our products directly to consumers, and therefore our business opportunity does not require recruits to purchase and resell our products. Our representatives are able to join our sales force at minimal expense, and they receive technological support, pre-licensing training and licensing examination preparation programs. Virtually all of our sales representatives begin selling our products on a part-time basis, which enables them to hold jobs while exploring an opportunity with us.

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

•
Sales force leadership: A sales representative who has built a successful organization and has obtained his or her life insurance license can achieve the sales designation of Regional Vice President ("RVP"), which entitles him or her to earn higher compensation and bonuses. RVPs are independent contractors who open and operate offices for their sales organizations and devote their full attention to their Primerica businesses. RVPs also support and monitor the part-time sales representatives on whose sales they earn override commissions in compliance with applicable regulatory requirements. RVPs' efforts to expand their businesses are a primary driver of our success.

•
Innovative compensation system:    We have developed an innovative system for compensating our independent sales force that is contingent upon product sales. We advance to our representatives a significant portion of their insurance commissions upon their submission of an insurance application and the first month's premium payment. In addition to being a source of motivation, this upfront payment provides our sales representatives with immediate cash flow to offset costs associated with originating the business. In addition, monthly production bonuses are paid to sales representatives whose downline sales organizations meet certain sales levels. With compensation tied to sales activity, our compensation approach accommodates varying degrees of individual productivity, which allows us to effectively use a large group of part-time representatives while providing a variable cost structure. In addition, we incentivize our RVPs with equity compensation, which aligns their interests with those of our stockholders.

•
Large dynamic sales force:    Members of our sales force primarily target and serve their friends, family members and personal acquaintances through individually driven networking activities. We believe that this warm markets approach is an effective way to distribute our products because it facilitates face-to-face interaction initiated by a trusted acquaintance of the prospective client, which is difficult to replicate using other distribution approaches. Due to the large size of our sales force and our active recruiting of new sales representatives, our sales force is able to continually access an expanding base of prospective clients without engaging costly media channels.

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
While the substantial majority of our sales representatives are part-time, approximately 4,000 sales representatives served as RVPs at December 31, 2012. RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, they are responsible for funding the costs of their administrative staff, marketing materials, travel and training and exclusive recognition events for the sales representatives in their respective downline organizations. Field offices provide a location for conducting recruiting meetings, training events and sales-related meetings, disseminating our Internet-streamed TV programming, conducting compliance functions, and housing field office business records.
Our sales-related expenses are largely variable costs that fluctuate with product sales volume. Sales-related expenses consist primarily of sales commissions and incentive programs for our sales representatives, as well as costs associated with information technology, compliance, administrative activities, sales management and training.
With support provided by our home office staff, RVPs play a major role in training, motivating and monitoring our sales representatives. Because the sales representative's compensation grows with the productivity of his or her downline organization, our distribution model provides financial rewards to sales representatives who successfully develop, support and monitor productive sales representatives. Furthermore, we have developed proprietary tools and technology to enable our RVPs to reduce the time spent on administrative responsibilities associated with their sales organizations so they can devote more time to the sales and recruiting activities that drive our growth. We believe that our tools and technology, coupled with our equity incentive award program, further incentivize our sales representatives to become RVPs.
To encourage our most successful RVPs to build large downline sales organizations that generate strong sales volumes, we established the Primerica Ownership Program to provide certain qualifying RVPs a contractual right, upon meeting certain criteria, to sell their Primerica businesses to another RVP or transfer it to a qualifying family member.
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
Recruitment of Sales Representatives
The recruitment of sales representatives is undertaken by our existing sales representatives, who identify prospects and share with them the benefits of associating with our organization. Our sales representatives showcase our organization as dynamic and capable of improving lives by demonstrating the success achieved by the members of our sales force.
After the initial contact, prospective recruits typically are invited to an opportunity meeting, which is conducted by an RVP. The objective of an opportunity meeting is to inform recruits about our mission and their opportunity to join our sales force. At the conclusion of each opportunity meeting, prospective recruits are asked to complete an application and pay a $99 fee to commence their pre-licensing training and licensing examination preparation programs, which are provided by the Company generally at no additional charge. Recruits are not obligated to purchase any of our products in order to become sales representatives, though they may elect to purchase our term life insurance to provide financial protection for their families or our investment and savings products to save for their retirement and other needs.
Our sales force is our sole distribution channel and our success depends on the ongoing recruitment, training and licensing of new sales representatives. Recruits may become our clients or provide us with access to their friends, family members and personal acquaintances. As a result, we continually work to improve our systematic approach to recruiting and training new sales representatives so they can obtain the licensing and skills necessary for success.
Similar to other distribution systems that rely upon part-time sales representatives and typical of the life insurance industry in general, we experience wide disparities in the productivity of individual sales representatives. Many new recruits do not get licensed, mainly due to the time commitment required to obtain licenses and various regulatory hurdles. Many of our licensed sales representatives are only marginally active in our business. As a result, we plan for this disparate level of productivity and view a continuous recruiting cycle as a key component of our distribution model. Our distribution model is designed to address the varying productivity associated with part-time sales representatives by paying production-based compensation, emphasizing recruiting, and continuing initiatives to address barriers to licensing new recruits. By providing override commissions to sales representatives on the sales generated by their downline sales organization, our compensation structure aligns the interests of our sales representatives with our interest in recruiting new representatives and maximizing their success.
The following table provides information on new recruits and sales representatives:

	Year ended December 31,
	2012	2011	2010
Number of new recruits	191,752	244,756	231,390
Number of newly insurance-licensed sales representatives	34,425	33,711	34,488
Number of insurance-licensed sales representatives, at period end	92,373	91,176	94,850
Average number of insurance-licensed sales representatives during period	90,981	91,855	96,840
We define new recruits as individuals who have submitted an application to join our sales force, together with payment of a $99 fee to commence their pre-licensing training. We may not approve certain new recruits to join our sales force, and others elect to withdraw from our sales force prior to becoming active in our business.
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
We motivate our sales representatives to succeed in our business by:

•	compensating our sales representatives for product sales by them and their downline organizations;

•	helping our sales representatives learn financial fundamentals so they can confidently and effectively assist our clients;

•	reducing the administrative burden on our sales force, which allows them to devote more of their time to building a downline organization and selling products; and

•	creating a culture in which sales representatives are encouraged to achieve goals through the recognition of their sales and recruiting achievements, as well as those of their sales organizations.
To help our sales representatives understand that they are part of a larger enterprise than their field office, we conduct numerous local, regional and national meetings. These meetings inform and motivate our sales force. In June 2013, we are scheduled to hold our biennial international convention at the Georgia Dome in Atlanta. In previous years, many of our new recruits and sales representatives elected to attend our meetings at their own expense, which we believe further demonstrates their commitment to our organization and mission.
Training.    Our sales representatives must hold licenses to sell most of our products. Our in-house insurance licensing program offers a significant number of classroom, online and self-study insurance pre-licensing courses to meet applicable state and provincial licensing requirements and prepare recruits to pass applicable licensing exams. For those representatives who wish to sell our investment and savings products, we contract with third-party training firms to conduct exam preparation and also offer supplemental training tools.
We provide courses, tools and incentives to help new recruits become licensed sales representatives. For example, we offer, generally at no cost to our sales force, a personalized study plan, an online exam simulator, a tool that uses a student's prior performance to provide simulated exams that focus on individual study needs, a variety of review classes, and life insurance study and exam review videos and audios. We also provide an online interactive tool that provides new recruits with a step-by-step guide to building their Primerica businesses.
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
Communication.    We communicate with our sales force through multiple channels, including:

•
Primerica Online ("POL"), which is our intranet website designed to be a support system for our sales force. POL provides sales representatives with access to their Primerica e-mail, bulletins and alerts, business tracking tools and real-time updates on their pending life applications and new recruits. We also use POL to provide real-time recognition of sales representatives' successes and scoreboards for sales force production, contests and trips. In addition, POL is a gateway to our product providers and product support. More than 160,000 of our sales representatives, both licensed and not-yet licensed, subscribed to POL at December 31, 2012. Subscribers generally pay a $25 monthly fee to subscribe to POL, which helps cover the cost of maintaining this support system.

•
our in-house TV network, which is broadcast by Internet-streaming video. We create original broadcasts and videos that enable senior management to update our sales force and provide training and motivational presentations. We broadcast a live weekly program hosted by home office management and selected RVPs that focuses on new developments and provides motivational messages to our sales force. We also broadcast a training-oriented program to our sales force on a weekly basis and profile successful sales representatives, allowing these individuals to educate and train our other sales representatives by sharing their secrets for success.

•
our publications department, which produces materials to support, motivate, and inform our sales force. We sell recruiting materials, sales pieces, business cards and stationery and provide total communications services, including web design, print presentations, graphic design and script writing. We also produce a weekly mailing that includes materials promoting our current incentives, as well as the latest news about our product offerings.

Sales Force Support and Tools
Our information systems and technology are designed to support a sales and distribution model that relies on a large group of predominantly part-time representatives and assist them in building their own businesses. We provide our sales representatives with sales tools that allow both new and experienced sales representatives to offer financial information and products to their clients. The most significant of these tools are:

•
Our Financial Needs Analysis:    Our FNA is a proprietary, web-based, needs-based analysis tool. The FNA gives our sales representatives the ability to collect and synthesize client financial data and develop a financial analysis for the client that is easily understood. The FNA, while not a financial plan, provides our clients with a personalized explanation of how our products work and introduces prudent financial concepts, such as regular saving and accelerating the repayment of high cost credit card debt to help them reach their financial goals. The FNA provides clients with a snapshot of their current financial position and identifies their life insurance, savings and debt resolution needs.

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

•
Other Tools: We utilize proprietary and third-party products, including web-based software and mobile devices and applications, for more efficient application processing, client support, and sales force administration, among other uses. For example, our Primerica App for certain mobile devices is broadly used by our sales force for receipt of internal communications and client support.

 We also make available other technology to support our sales force in managing their businesses and in serving our clients, including:

•	a toll-free sales support call center to address questions and assist with paperwork, underwriting and licensing;

•	a tele-underwriting process that allows clients to provide needed medical information without disclosing it to our sales representatives; and

•	POL for tracking the status of pending life insurance applications and the progress of their new recruits in their training and licensing efforts.
Performance-Based Compensation Structure
Our compensation system is rooted in our origin as an insurance agency. Our sales representatives can earn compensation in multiple ways, including:

•	sales commissions and fees based on their personal sales and client assets under management;

•	override commissions based on sales by sales representatives and fees based on client assets under management in their downline organizations;

•	bonuses and other compensation, including equity-based compensation, based on their own sales performance, the aggregate sales performance of their downline organizations and other criteria; and

•	participation in our contests and other incentive programs.
Our compensation system pays a commission to the selling representative who actually sells the product and override commissions to several levels of the selling representative's upline organization. With respect to term life insurance sales, commissions are calculated based on the total first-year premium (excluding policy fee) for all policies and riders. To motivate our sales force, we compensate them for term life insurance product sales as quickly as possible. We advance a majority of the insurance commission upon the submission of a completed application and the first month's premium payment. The remainder of the life insurance sales commission is paid upon receipt of the first 12 months of premium. As the client makes his or her premium payments, the commission is earned by the sales representative and the commission advance is recovered by the Company. If premium payments are not made by the client and the policy terminates, any outstanding advance commission is charged back to the sales representative. The chargeback would equal that portion of the advance that was made, but not earned, by the representative because the client did not pay the full premium for the period of time for which the advance was made to the representative. Chargebacks, which occur in the normal course of business, may be recovered by reducing any cash amounts otherwise payable to the sales representative.
Sales representatives and their upline organizations are contractually obligated to repay us any commission advances that are ultimately not earned due to the underlying policy lapsing prior to the full commission being earned. Additionally, we hold back a portion of the commissions earned by our sales representatives as a reserve out of which we may recover chargebacks. The amounts held back are referred to as deferred compensation account commissions (“DCA commissions”). DCA commissions are available to reduce amounts owed to the Company by sales representatives. DCA commissions also provide an upline sales representative with a cushion against the chargeback obligations of their downline sales representatives. DCA commissions, unless applied to amounts owed, are ultimately released to sales representatives.
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
We also pay compensation to our sales force for the sale of mutual funds, annuities, long-term care insurance, prepaid legal services and our Primerica DebtWatchers™ products, and for the referral of customers seeking auto and home insurance and debt resolution products. For most mutual funds (non-managed accounts) and annuity products, commissions are paid both on the sale and on the total value of assets under management and are calculated based on the dealer re-allowance and trail compensation actually paid to us. For managed account mutual fund products, fees earned are based on the total of assets under management. Long-term care insurance commissions are calculated based on the amount of premium paid. Prepaid legal services commissions and Primerica DebtWatchers™ commissions are paid in fixed amounts on the sale of the respective product. For auto and homeowners' insurance products, fees are paid for referrals that result in completed applications. For debt resolution products, fees are paid with respect to referrals that result in enrollments. In Canada, we also pay commissions to our sales force on sales of supplemental health insurance, as well as accident and disability insurance, primarily to small businesses. Fees are paid in fixed amounts based on the sale of the respective products and any renewals.
We pay bonuses and other incentive compensation for the sale of certain products. Bonuses are paid to the selling representative or to selected override levels, or both, for achieving specified production levels for the sale of term life insurance, investment and savings products, and prepaid legal services, and for auto and home insurance referrals. Upon achieving certain goals and building their teams, new representatives can qualify for additional bonuses, which are generally contingent on new recruits completing their first personal sales.
In addition to these methods of compensation, we use a quarterly compensation program under which RVPs can earn equity awards based on various production and sales criteria. Effective deployment of these programs allows us to align the interests of our sales force with those of our stockholders.
Sales Force Licensing
The states, provinces and territories in which our sales representatives operate generally require our sales representatives to obtain and maintain licenses to sell our insurance and securities products, requiring our sales representatives to pass applicable examinations. Our sales representatives may also be required to maintain licenses to sell certain of our other financial products. To encourage new recruits to obtain their life licenses, we either pay directly or reimburse the sales representative for certain licensing-related fees and expenses once he or she passes the applicable exam and obtains the applicable life insurance license.
To sell insurance products, our sales representatives must be licensed by their resident state, province or territory and by any other state, province or territory in which they do business. In most states, our sales representatives must be appointed by our applicable insurance subsidiary.
To sell mutual funds, our U.S. sales representatives must be registered with the Financial Industry Regulatory Authority (“FINRA”) and be Series 6 licensed and, in most states, Series 63 licensed by each state in which they sell securities products. To sell variable annuity products, our sales representatives must have these licenses and FINRA registrations and be appointed by the annuity underwriter in the states in which they market annuity products. To sell our managed account product, our representatives must be licensed as an investment advisor representative.
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
Generally, all RVPs must obtain a principal license (FINRA Series 26 in the United States and Branch Manager license in Canada), and, as a result, they assume supervisory responsibility over the activities of their downline sales organizations. Additional supervision is provided by approximately 490 Offices of Supervisory Jurisdiction (“OSJs”), which are run by select RVPs who receive additional compensation for assuming additional responsibility for supervision and compliance monitoring across all product lines. OSJs are required to periodically inspect our field offices and report to us any compliance issues they observe.
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
Our Compliance Department regularly runs surveillance reports designed to monitor the activity of our sales force. If we detect any unusual or suspicious activity, our Compliance Department commences an investigation and ensures appropriate action is taken to resolve any issues and address disciplinary action. Our Field Supervision Department regularly assists the OSJs and communicates compliance requirements to them to ensure they properly discharge their supervisory responsibilities. The Field Supervision Department also periodically inspects OSJ offices.
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
Our Products
We tailor our products to appeal to middle income consumers. We believe our face-to-face delivery of products and the FNA add sufficient value to the client to allow us to compete on the basis of product value, service and price. Reflecting our philosophy of helping middle income clients with their financial product needs and ensure compatibility with our distribution model, our products generally incorporate the following criteria:

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

We use three operating segments to organize, evaluate and manage our business: Term Life Insurance, Investment and Savings Products, and Corporate and Other Distributed Products. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 2 (Segment Information) to our consolidated and combined financial statements included elsewhere in this report for certain financial information regarding our operating segments and the geographic areas in which we operate.

The following table provides information on our principal products and the principal sources thereof by operating segment as of December 31, 2012.

Operating Segment	Principal Products	Principal Sources of Products (Applicable Geographic Territory)
Term Life Insurance	Term Life Insurance	Primerica Life (U.S. (except New York), the
District of Columbia and certain territories)
NBLIC (New York)
Primerica Life Canada (Canada)

Investment and Savings	Mutual Funds and	American Century Investments (U.S.)
Products	Certain Retirement	American Funds (U.S.)
	Plans	Franklin Templeton (U.S.)
ING Life Insurance and Annuity Company (U.S.)
Invesco (U.S.)
Legg Mason Global Asset Management (U.S.)
Pioneer Investments (U.S.)
AGF Funds (Canada)
Concert™ Funds (Canada)

	Managed Accounts	Lockwood Advisors (U.S.)

	Variable Annuities	MetLife Investors and its affiliates (U.S.)

	Fixed Indexed Annuities	The Lincoln National Life Insurance Company and
its affiliates (U.S.)

	Fixed Annuities	MetLife Investors USA Life Insurance Company and
its affiliates (U.S.)

	Segregated Funds	Primerica Life Canada (Canada)

Corporate and Other	Primerica	Equifax Consumer Services LLC (U.S. and Canada)
Distributed Products	DebtWatchers™

	Long-Term Care	Genworth Life Insurance Company and its
	Insurance	affiliates (U.S.)
Various insurance companies, as offered through
LTCI Partners, LLC (U.S.)

	Prepaid Legal	Prepaid Legal Services, Inc. (U.S. and Canada)
Services

	Supplemental Health	The Edge (Canada)
and Accidental Death &
Disability Insurance

	Auto and	Various insurance companies, as offered through
	Homeowners'	Answer Financial, Inc. (U.S.)
Insurance(1)

	Debt Resolution	Freedom Financial Network, LLC (U.S.)
Products(1)

	Mortgage Loan	B2B Bank, as offered through its affiliate,
	Referrals(1)	AGF Trust Company (Canada)

	Student Life Insurance	NBLIC (U.S., except Alaska, Hawaii, Montana, Washington and the District of Columbia)

	Short-Term Disability Benefit Insurance	NBLIC (New York and New Jersey)
____________________

(1)	Referrals only.

Term Life Insurance Products
Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. In 2011, the latest period for which data is available, we were the largest provider of individual term life insurance in the United States based on the amount of in-force premiums collected, according to LIMRA.
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
We design our term life insurance products to be easily understood by, and meet the needs of, our clients. Clients purchasing our term life insurance products generally seek stable, longer-term income protection products for themselves and their families. In response to this demand, we offer term life insurance products with level premium coverage periods that range from 10 to 35 years and an array of coverage face amounts. Additionally, certain term life insurance policies may be customized through the addition of riders to provide coverage for specific protection needs, such as mortgage and college expense protection. Policies remain in force until the expiration of the coverage period or until the policyholder ceases to make premium payments and terminates the policy. Premiums are guaranteed not to rise above a certain amount each year during the life of the policy. The initial guarantee period for policies issued in the United States equals the initial term period, up to a maximum of 20 years. After 20 years, we have the right to raise the premium, subject to limits provided for in the applicable policy. In Canada, the amount of the premium is guaranteed for the entire term of the policy.
One of the innovative term life insurance products that we offer is TermNow, which is our rapid issue term life product that provides for face amounts of $250,000 and below. In the United States, TermNow allows a sales representative to take an online application and, with the client’s permission, allows the Company to access databases, including prescription drug, Medical Information Bureau ("MIB"), and motor vehicle records as part of the underwriting process. In Canada, TermNow is underwritten using the online application and MIB data, but the Company uses this data and the client's responses to application questions to determine additional underwriting procedures in lieu of accessing motor vehicle records and prescription drug databases. These processes replaced the prior process of collecting a saliva sample. Results of these searches are reported in real time to our underwriting system, which then decides whether or not to rapidly issue a policy.
The average face amount of our in-force policies issued in 2012 was approximately $243,000. The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2012	2011	2010
Life insurance issued:
Number of policies issued	222,558	237,535	223,514
Face amount issued (in millions)	$68,053	$73,146	$74,401

	December 31,
	2012	2011	2010
Life insurance in force:
Number of policies in force	2,317,679	2,316,131	2,311,030
Face amount in force (in millions)	$670,412	$664,955	$656,791
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
To accommodate the significant volume of insurance business that we process, we and our sales force use technology to make our operations more efficient. We provide a web-based life insurance application that supports TermNow and other term life insurance products. We designed the web-based application and TermNow product to allow our sales representatives to submit an application via our Intranet, allowing us to underwrite the applicant in real-time and send an approval or additional underwriting notice back to the applicant and representative all within minutes. Approximately 87% of the life insurance applications we received in 2012 were submitted electronically, including through our web-based life insurance application. Our web-based life insurance application ensures that the application is submitted error-free, collects the applicant's electronic signatures and populates the RVP's sales log. For paper applications, we use our proprietary review and screening system to automatically screen that an application meets regulatory and other requirements, as well as alert our application processing staff to any deficiencies with the application. If any deficiencies are noted, our application processing staff telephones the sales representative to obtain the necessary information. Once an application is complete, the pertinent application data is uploaded to our life insurance administrative systems, which manage the underwriting process by electronically analyzing data and recommending underwriting decisions and communicating with the sales representative and third-party providers.
Claims Management.    Our insurance subsidiaries processed over 14,000 life insurance benefit claims in 2012 on policies underwritten by us and sold by our sales representatives. These claims fall into three categories: death, waiver of premium (applicable to disabled policyholders who purchased a rider pursuant to which Primerica agrees to waive remaining life insurance premiums during a qualifying disability), or terminal illness. The claim may be reported by our sales representative, a beneficiary or, in the case of terminal illness, the policyholder. Following are the benefits paid by us for each category of claim:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Death	$1,040,507	$993,396	$939,107
Waiver of premium	28,665	25,836	24,136
Terminal illness(1)	7,819	9,654	9,354
____________________

(1)	We consider claims paid for terminal illness to be loans made to the beneficiary that are repaid to us upon death of the beneficiary from the death benefit.
In the United States, after coverage has been in force for two years, we may not contest the policy for misrepresentations in the application or the suicide of the insured. In Canada, we have a similar two-year contestability period, but we are permitted to contest insurance fraud at any time. As a matter of policy, we do not contest any coverage issued by us to replace the face amount of another insurance company's individual coverage to the extent the replaced coverage would not be contestable by the replaced company. We believe this approach helps our sales representatives sell replacement policies, as it reassures clients that claims made under their replacement policies are not more likely to be contested as to the face amount replaced. Through our claims administration system, we record, process and pay the appropriate benefit for any reported claim. Our claims system is used by our home office investigators to order medical and investigative reports from third-party providers, calculate amounts due to the beneficiary (including interest) and report payments to the appropriate reinsurance companies.

The Company and its subsidiaries cross-check public death records at least quarterly to timely identify potential deceased policyholders for whom claims have not been filed. If unreported deaths are identified, the Company attempts to contact the beneficiaries to verify the death of the insured and, if necessary, facilitate payment to the beneficiaries.
Reinsurance.    We use reinsurance primarily to reduce the volatility risk with respect to mortality. Since 1994, we have reinsured death benefits in the United States on a first dollar quota share yearly renewable term (“YRT”) basis. We pay premiums to each reinsurer based on rates in the applicable agreement.
We generally reinsure 90% of all U.S. insurance policies that we underwrite, excluding coverage under certain riders, and, for all risks in excess of $4 million per life of coverage, we reinsure on a case-by-case basis. With respect to our Canadian insurance policies, we previously utilized reinsurance arrangements where we reinsured only face amounts above $500,000 per life on an excess loss YRT basis, and, for all risk in excess of $2 million per life, we reinsured on a case-by-case basis. In 2012, we began a YRT reinsurance arrangement in Canada similar to our U.S. program that reinsures 80% of the face amount for every policy sold. We also reinsure substandard cases on a facultative basis to capitalize on the extensive experience some of our reinsurers have with substandard cases. A substandard case has a level of risk that is acceptable to us, but at higher premium rates than a standard case because of the health, habits or occupation of the applicant.
While our reinsurance agreements are expected to continue indefinitely, both we and our reinsurers are entitled to discontinue any reinsurance agreement as to future policies by giving advance notice of 90 days to the other. Each reinsurer's ability to terminate coverage for existing policies is limited to circumstances such as a material breach of contract or nonpayment of premiums by us. Each reinsurer has the right to increase rates with certain restrictions. If a reinsurer increases rates, we have the right to immediately recapture the business. Either party may offset any balance due from the other party. For additional information, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 5 (Reinsurance) to our consolidated and combined financial statements.
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
Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and our licensed sales representatives, we distribute and sell to our clients mutual funds, managed accounts, variable and fixed annuities, fixed indexed annuities and segregated funds. As of December 31, 2012, approximately 21,900 of our sales representatives were licensed to distribute mutual funds in the United States and Canada. As of December 31, 2012, approximately 11,500 of our sales representatives were licensed and appointed to distribute variable and fixed annuities in the United States and approximately 8,800 of our sales representatives were licensed to sell segregated funds in Canada.
Mutual Funds.    In the United States, our licensed sales representatives primarily distribute mutual funds from the following select asset management firms: American Century Investments, American Funds, Franklin Templeton, ING Life Insurance and Annuity Company, Invesco, Legg Mason and Pioneer. We have selling agreements with each of these fund companies and a number of other fund companies. These firms have diversified product offerings, including domestic and international stock, bond and money market funds. Each firm has individual funds with long track records and each continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We believe these asset management firms provide funds that meet the investment needs of our clients.
During 2012, four of these fund families (Legg Mason, Invesco, American Funds and Franklin Templeton) accounted for approximately 94% of our mutual fund sales in the United States. Legg Mason and Invesco each have large wholesaling teams that support our sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will. Each of these agreements authorizes us to receive purchase orders for shares of mutual funds or similar investments underwritten by the fund company and to sell and distribute the shares on behalf of the fund company. All purchase orders are subject to acceptance or rejection by the relevant fund company in its sole discretion. Purchase orders received by the fund company from us are accepted only at the then-applicable public offering price for the shares ordered (the net asset value of the shares plus any applicable sales charge). For sales of shares that we initiate, we are paid commissions based upon the dollar amount of the sales and earn marketing and distribution (12b-1) fees, on mutual fund products sold based on asset values in our client accounts. Pursuant to agreements with certain fund companies, we also receive, as consideration for our mutual fund sales infrastructure, a mutual fund support fee based on one or more of the following: a percentage of fund sales, a percentage of the value of our clients' assets in the funds, or an agreed-upon fixed amount.
In Canada, our sales representatives offer Primerica-branded Concert™ Series funds, which accounted for approximately 43% of our Canadian mutual fund product sales in 2012. Our Concert™ Series of funds are six different asset allocation funds with varying investment objectives ranging from fixed income to aggressive growth. Each Concert™ Series fund is a fund of funds that allocates fund assets among equity and income mutual funds of AGF Funds, a major asset management firm in Canada. The asset allocation within each Concert™ Series fund is determined on a contract basis by Legg Mason. The principal non-proprietary funds that we offer our clients in Canada are funds of AGF Funds, Mackenzie and Invesco Trimark. Sales of these non-proprietary funds accounted for approximately 42% of mutual fund product sales in Canada in 2012. Like our U.S. fund family list, the asset management partners we have chosen in Canada have a diversified offering of stock, bond and money market funds, including domestic and international funds with a variety of investment styles.
A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment account by bank draft against their checking accounts. As of December 31, 2012, qualified retirement plans for which we serve as nominee accounted for 72% of client account assets in the United States and 79% of client account assets in Canada. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.
Managed Accounts.    PFS Investments is a registered investment advisor in the United States, and it offers a managed accounts program under a contract with Lockwood Advisors, a registered investment advisor and unit of Bank of New York Mellon. The offering consists of a mutual fund advisory program with a $25,000 minimum initial investment. As part of our contract, Lockwood Advisors participates in the design and assists in the ongoing administration of the program, including the investment of client assets on a discretionary basis into one or more asset allocation portfolios. In contrast to our existing mutual fund and annuity business, in an advisory fee program, clients do not pay an upfront commission; rather, they pay an annual fee based on the value of the assets in their account.
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
With our assistance, Metlife has developed a series of private label annuity products specifically designed to meet the needs of our clients. We are a party to a selling agreement with MetLife, which, among certain other rights, gives it the right to supply us with certain annuity and other insurance products on an exclusive basis until July 2013 and on a non-exclusive basis until July 2015.
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
Fixed Indexed Annuities.    To expand our investment and savings product offerings, we entered into an agreement with The Lincoln National Life Insurance Company to offer fixed indexed annuity products, which we began selling throughout the United States in January 2012. These products combine safety of principal and guaranteed rates of return with additional investment options tied to the S&P 500 Index that allow for returns that may move higher or lower based on the performance of the index. We believe these and other fixed annuity products give both our life and securities representatives more ways to assist our clients with their retirement planning needs.
Fixed Annuities.    We sell fixed annuities underwritten by MetLife Investors USA Insurance Company and its affiliates in the United States. Our current offering includes a fixed premium deferred annuity, a single premium immediate annuity and a longevity income guaranteed annuity. The fixed premium deferred annuity allows our clients to accumulate savings on a tax deferred basis with safety of principal and a guaranteed rate of return. The single premium immediate annuity and longevity income guaranteed annuity provide clients with income alternatives during retirement.
Revenue and Sales Force Compensation.    In the United States, we earn revenue from our investment and savings products business in three ways: commissions earned on the sale of such products; fees earned based upon client asset values; and account-based revenue. On the sale of mutual funds (non-managed accounts) and annuities, we earn a dealer reallowance or commission on new purchases as well as trail commissions on the assets held in our clients' accounts, and we pay our sales representatives a percentage of the dealer reallowance and trail commissions we receive. Sales representatives that qualify to offer managed accounts receive a portion of the annual fee we receive as compensation for as long as we retain the account. We also receive marketing and support fees from most of our fund providers. These payments are typically a percentage of sales or a percentage of the clients' total asset values, or a combination of both.
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
Other Distributed Products
We offer other products, including Primerica DebtWatchers™, long-term care insurance, prepaid legal services, auto and homeowners' insurance referrals, and debt resolution referrals, as well as mortgage loan referrals and insurance offerings for small businesses in Canada. While many of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.
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
We have an arrangement with LTCI Partners, LLC (“LTCI Partners”), an independent brokerage general agency specializing in long term care insurance, whereby our U.S. sales representatives refer clients to LTCI Partners to receive a long term care insurance quote. Many of these policies are underwritten and provided by Genworth Life Insurance Company and its affiliates and some by various other insurance providers. We receive commissions based on the annualized premium of placed and taken policies.
We offer our U.S. and Canadian clients a Primerica-branded prepaid legal services program on a subscription basis that is underwritten and provided by Prepaid Legal Services, Inc. The prepaid legal services program offers a network of attorneys in each state, province or territory to assist subscribers with legal matters such as drafting wills, living wills and powers of attorney, trial defense and motor vehicle-related matters. We receive a commission based on our sales of these subscriptions.
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
We have an arrangement with Freedom Financial Network, LLC, an independent limited liability company and its affiliates (collectively, “FFN”), whereby our U.S. sales representatives refer clients to FFN to receive solutions for resolving unmanageable debt. FFN's debt solutions include a debt resolution program, whereby FFN acts as the credit advocate for its clients by negotiating discounts to resolve unsecured debts and a federal income tax debt resolution program. We receive fees from FFN based on referred clients' enrollments in FFN's unsecured debt and tax resolution programs, and we pay our sales representatives a scheduled fee with respect to qualified enrollments.
In Canada, we have a referral program for mortgage loan products offered by a third party lender, B2B Bank, through its affiliate, AGF Trust Company. Due to regulatory requirements, our sales representatives in Canada only refer clients to the lender and are not involved in the loan application and closing process.
In Canada, we offer insurance products, including supplemental medical and dental, accidental death, and disability, to small businesses. These insurance products are underwritten and provided by The Edge and its affiliates. We receive a commission based on our sales of these policies and any subsequent renewals.
We also offer student life and short-term disability benefit insurance, which we underwrite through our New York insurance subsidiary, NBLIC. These products are distributed solely by outside third parties.
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
Regulation of Our Insurance Business
Primerica Life, as a Massachusetts domestic insurer, is regulated by the Massachusetts Division of Insurance ("Massachusetts DOI") and is licensed to transact business in the United States (except New York), the District of Columbia and certain U.S. territories. NBLIC, as a New York domestic insurer and a wholly owned subsidiary of Primerica Life, is regulated by the New York State Department of Financial Services ("NYSDFS") and is licensed to transact business in all 50 states, the District of Columbia and the U.S. Virgin Islands. Peach Re, Inc. ("Peach Re"), as a special purpose financial captive insurance company domiciled in Vermont and a wholly owned subsidiary of Primerica Life, is regulated by the Vermont Department of Financial Regulation ("Vermont DOI").
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
Our Canadian insurance subsidiary files quarterly and annual financial statements prepared in accordance with International Financial Reporting Standards ("IFRS") and other locally accepted standards with OSFI in compliance with legal and regulatory requirements. OSFI conducts periodic detailed examinations of insurers' business and financial practices, including the control environment, internal and external auditing and minimum capital adequacy, surpluses and related testing, legislative compliance and appointed actuary requirements. These examinations also address regulatory compliance with anti-money laundering practices, outsourcing, related-party transactions, privacy and corporate governance. Provincial regulators conduct periodic market conduct examinations of insurers doing business in their jurisdiction.
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
The Parent Company is a holding company that has no significant operations. Our primary asset is the capital stock of our subsidiaries, and our primary liability is $375.0 million in principal amount of senior unsecured notes (the "Senior Notes"). As a result, we depend on dividends or other distributions from our insurance and other subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of, principal of any debt obligations.
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
The following table sets forth the statutory value of cash and securities dividends paid or payable by our insurance subsidiaries:

	Cash and Securities Dividends Paid or Payable
	Year ended December 31,
	2012	2011	2010
	(in thousands)
Primerica Life	$150,000	$200,000	$1,447,759
Primerica Life Canada	15,100	—	566,754

Dividends paid by Primerica Life in 2012, 2011, and 2010 required approval by the Massachusetts DOI and were deemed extraordinary. For additional information on dividend capacity and restrictions, see Note 14 (Statutory Accounting and Dividend Restrictions) to our consolidated and combined financial statements.
Policy and Contract Reserve Sufficiency Analysis.    Under the laws and regulations of their jurisdictions of domicile, our U.S. insurance subsidiaries are required to conduct annual analyses of the sufficiency of their life insurance statutory reserves. In addition, other U.S. jurisdictions in which our U.S. subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Our U.S. insurance subsidiaries most recently submitted these opinions without qualification as of December 31, 2012 to applicable insurance regulatory authorities.
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
The NAIC has established risk-based capital (“RBC”) standards for U.S. life insurance companies, as well as a model act to be applied at the state level. The model act provides that life insurance companies must submit an annual RBC report to state regulators reporting their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. If an insurer's RBC falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2012, Primerica Life had statutory capital and surplus in excess of the applicable regulatory thresholds.
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
In Canada, OSFI oversees an insurer's minimum capital requirement and determines the sum of capital requirements for five categories of risk: asset default risk, mortality/morbidity/lapse risks, changes in interest rate environment risk, segregated funds risk and foreign exchange risk. As of December 31, 2012, Primerica Life Canada had statutory capital in excess of the applicable regulatory thresholds.
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
Statutory Accounting Principles. SAP is a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with evaluating an insurer's ability to pay all of its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer's domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations determine, among other things, the amounts our insurance subsidiaries may pay to us as dividends, and they differ somewhat from accounting principles generally accepted in the United States of America ("U.S. GAAP"), which are designed to measure a business on a going-concern basis. Under U.S. GAAP, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under U.S. GAAP is based in part upon best estimate assumptions made by the insurer. U.S. GAAP-basis stockholders' equity represents both amounts currently available and amounts expected to emerge over the life of the business. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP may be different from those reflected in financial statements prepared under SAP.
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
Additional Oversight in Canada.  In connection with our corporate reorganization, we entered into an undertaking agreement with OSFI pursuant to which we were subject to ongoing obligations to provide OSFI with certain information. We were also required to provide OSFI with copies of our filings with the Securities and Exchange Commission (the "SEC"), material press releases and access to our senior officers and auditors to discuss any concerns OSFI may have concerning Primerica Life Canada. The following items were exempt from the advance notice commitment: (a) matters subject to confidentiality and disclosure restrictions imposed by governmental authorities and (b) matters that management, acting in good faith, deems would have an adverse effect on us. The undertaking agreement expired in March 2012, and OSFI did not require that it be renewed.
The Minister of Finance (Canada) under the Insurance Companies Act (Canada) approved our indirect acquisition of Primerica Life Canada. The Minister expects that a person controlling a federal insurance company will provide ongoing financial, managerial or operational support to its subsidiary should such support prove necessary. The Minister has required us to sign a support principle letter, which provides, without limiting the scope of the support principle letter, that this ongoing support may take the form of additional capital, the provision of managerial expertise or the provision of support in such areas as risk management, internal control systems and training. The provision of the support principle letter is intended to ensure that the person controlling the federal insurance company is aware of the importance and relevance of the support principle in the consideration of the application. However, the letter does not create a legal obligation on our part to provide the support.
Our Canadian insurance subsidiary is currently in compliance with the terms of the support principle letter.
Regulation of Our Investment and Savings Products Business
PFS Investments is registered with, and regulated by, FINRA and the SEC. It is subject to regulation by the Municipal Securities Rulemaking Board (the “MSRB”) with respect to 529 plans, by the Department of Labor ("DOL") with respect to certain retirement plans, and by state securities agencies. PFS Investments operates as an introducing broker-dealer and is registered in all 50 states and with the SEC. As such, it performs the suitability review of investment recommendations in accordance with FINRA requirements, but it does not hold client accounts. U.S. client funds are held by the mutual fund in which such client funds are invested or by MetLife in the case of variable annuities.
The SEC rules and regulations that currently apply to PFS Investments and our registered representatives generally require that we make suitable investment recommendations to our customers and disclose conflicts of interest that might affect the recommendations or advice we provide. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) gave the SEC the power to impose on broker-dealers a heightened standard of conduct (fiduciary duty) that is currently applicable only to investment advisors. As required by the Dodd-Frank Act, the SEC staff submitted a report to Congress in 2010 in which it recommended that the SEC adopt a uniform fiduciary standard of conduct. The timing of any future rulemaking is unclear.
In October 2010, the DOL published a proposed rule (the “DOL Proposed Rule”) that would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of Internal Revenue Code Section 4975 ("IRC Section 4975"). Under IRC Section 4975, certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs, may be prohibited. In September 2011, the DOL withdrew the DOL Proposed Rule, but has indicated that it will re-propose a similar fiduciary rule at a future date. If PFS Investments and its securities-licensed representatives are deemed to be fiduciaries under a rule similar to the DOL Proposed Rule, our ability to receive and retain certain types of compensation paid by third parties with respect to both new and existing assets in qualified accounts could be significantly limited. Furthermore, our licensed representatives could be required to obtain additional securities licenses, which they may not be willing or able to obtain. Due to the uncertainty of present facts and circumstances, we currently are unable to determine the impact, if any, on our business, financial position or results of operations. For more information, see “Risk Factors.”
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
In 2011, PFS Investments became an SEC-registered investment advisor and, under the name Primerica Advisors, began offering a managed accounts, or mutual fund advisory, program. In most states, our representatives are required to obtain an additional license to offer this program.
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
PFSL Investments Canada sales representatives are required to be registered in the provinces and territories in which they do business, including regulation by the Autorité des marchés financiers ("AMF") in Quebec, and are also subject to regulation by the MFDA. These regulators have broad administrative powers, including the power to limit or restrict the conduct of our business and impose censures or fines for failure to comply with the law or regulations.
PFSL Fund Management in Canada is registered as an Investment Fund Manager in connection with our Concert™ Series mutual funds and is regulated by provincial securities commissions.
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
The Financial Consumer Agency of Canada (“FCAC”), a Canadian federal regulatory body, is responsible for ensuring that federally regulated financial institutions, which include Primerica Life Canada and PFSL Investments Canada, comply with federal consumer protection laws and regulations, voluntary codes of conduct and their own public commitments. The

Financial Transactions and Reports Analysis Centre of Canada (“FINTRAC”) is Canada's financial intelligence unit. Its mandate includes ensuring that entities subject to the Proceeds of Crime (Money Laundering) and Terrorist Financing Act comply with reporting, recordkeeping and other obligations under that act. We are also subject to privacy laws under the jurisdiction of federal and provincial privacy commissioners, anti-money laundering laws enforced by FINTRAC and OSFI, and the consumer complaints provisions of federal insurance laws under the mandate of the FCAC, which requires insurers to belong to a complaints ombud-service and file a copy of their complaints handling policy with the FCAC.
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
See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 2 (Segment Information) to our consolidated and combined financial statements for more information concerning our domestic and international operations and our operating segments.
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
Information Technology
We built a sophisticated information technology platform to support our clients, operations and sales force. Located at our main campus in Duluth, Georgia, our data center houses an enterprise-class IBM mainframe that serves as the repository for all client and sales force data and operates as a database server for our distributed environment. Our business applications, many of which are proprietary, are supported by application developers and data center staff at our main campus. Our information security team provides services that include project consulting, threat management, application and infrastructure assessments, secure configuration management and information security administration. This infrastructure also supports a combination of local and remote recovery solutions for business resumption in the event of a disaster.
Employees
As of December 31, 2012, we had 1,758 full-time employees in the United States and 213 full-time employees in Canada. In addition, as of December 31, 2012, we had 492 on-call employees in the United States and 84 on-call employees in Canada who provided services on an as-needed hourly basis. None of our employees is a member of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information
We make available free of charge on our website (www.primerica.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable upon filing such information with, or furnishing it to, the SEC. Information included on our website is not incorporated by reference into this annual report on Form 10-K. The Company’s reports are also available at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549, on their website at www.sec.gov, or by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS.

Risks Related to Our Distribution Structure
Our failure to continue to attract new recruits, retain sales representatives or license or maintain the licensing of our sales representatives would materially adversely affect our business.
New sales representatives provide us with access to new clients, enable us to increase sales and provide the next generation of successful sales representatives. As is typical with distribution businesses, we experience a high rate of turnover among our part-time sales representatives, which requires us to attract, retain and motivate a large number of sales representatives. Recruiting is performed by our current sales representatives, and the effectiveness of our recruiting is generally dependent upon our reputation as a provider of a rewarding and potentially lucrative income opportunity, as well as the general competitive and economic environment. Whether recruits are motivated to complete their training and licensing requirements and to commit to selling our products is largely dependent upon the effectiveness of our compensation and promotional programs and the competitiveness of such programs compared with other companies, including other part-time business opportunities.
If our new business opportunities and products do not generate sufficient interest to attract new recruits, motivate them to become licensed sales representatives and maintain their licenses and incentivize them to sell our products and recruit other new sales representatives, our business would be materially adversely affected.
Furthermore, if we or any other businesses with a similar distribution structure engage in practices resulting in increased negative public attention for our business, the resulting reputational challenges could adversely affect our ability to attract new recruits. Companies such as ours that use independent agents to sell directly to customers can be the subject of negative commentary on website postings, social media and other non-traditional media. This negative commentary can spread inaccurate or incomplete information about distribution companies in general or our company in particular, which can make our recruiting more difficult.
Certain of our key RVPs have large sales organizations that include thousands of downline sales representatives. These key RVPs are responsible for attracting, motivating, supporting and assisting the sales representatives in their sales organizations. The loss of one or more key RVPs together with a substantial number of their sales representatives for any reason could materially adversely affect our financial results and could impair our ability to attract new sales representatives.
There are a number of laws and regulations that could apply to our distribution model, which subject us to the risk that we may have to modify our distribution structure.
In the past, certain distribution models that use independent agents to sell directly to customers have been subject to challenge under various laws, including laws relating to business opportunities, franchising and unfair or deceptive trade practices.
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
We have not been, and are not currently, subject to business opportunity laws because the amounts paid by our new representatives to us: (i) are less than the minimum thresholds set by many state statutes and (ii) are not fees paid for the right to participate in a business, but rather are for bona fide expenses such as state-required insurance examinations and pre-licensing training. We have not been, and are not currently, subject to franchise laws for similar reasons. However, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change. In addition, although we do not believe that the Federal Trade Commission ("FTC")'s Business Opportunity Rule applies to our company, it could be interpreted in a manner inconsistent with our interpretation. Becoming subject to business opportunity or franchise laws or regulations could require us to provide certain disclosures and regulate the manner in which we recruit our sales representatives that may increase the expense of, or adversely impact our success in, recruiting new sales representatives and make it more difficult for us to successfully attract and recruit new sales representatives.
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
Our sales representatives are independent contractors who operate their own businesses. In the past, we have been successful in defending our company in various contexts before courts and governmental agencies against claims that our sales representatives should be treated like employees. Although we believe that we have properly classified our representatives as independent contractors, there is nevertheless a risk that the IRS or another authority will take a different view. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent sales representatives are subject to change or interpretation by various authorities.
The classification of workers as independent contractors has been the subject of federal legislative and regulatory interest over the last several years, with proposals being made that call for greater scrutiny of independent contractor classifications and greater penalties for companies who wrongly classify workers as independent contractors instead of employees. Thus far, none of these proposals has been enacted by the federal government. The DOL recently reiterated its intention first communicated in 2010 to pursue rulemaking under the Fair Labor Standards Act referred to as “Right to Know” and is expected to begin gathering information on the subject. If rules are adopted, companies such as Primerica that utilize independent contractors may be required to give each potential independent contractor information about that status, including how the classification was determined, an individual's rights to challenge his or her classification and disclosures of all of the possible downsides (such as lack of benefits, lack of pay protections under the Fair Labor Standards Act, etc.) of being categorized as an independent contractor. The U.S. House of Representatives has threatened to bar funding for such a study and rulemaking, but it is unclear if the recent elections weakened the resolve of the House of Representatives. Several states are considering similar efforts. We cannot predict the outcome of these legislative and regulatory efforts, but the topic of independent contractor classification seems likely to remain active.
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
From time to time, we are subject to private litigation as a result of alleged misconduct by our sales representatives. Examples include claims that a sales representative's failure to disclose underwriting-related information regarding the insured on an insurance application resulted in the denial of a life insurance policy claim, and with respect to investment and savings products sales, errors or omissions that a representative made in connection with an account. In addition to the potential for non-compliance with laws or misconduct applicable to our existing product offerings, we could experience similar regulatory issues or litigation with respect to new products, such as debt resolution referrals. Non-compliance or misconduct by our sales representatives could result in adverse findings in either examinations or litigation and could subject us to sanctions, monetary liabilities, restrictions on or the loss of the operation of our business, claims against us or reputational harm, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our insurance operations are exposed to the risk of catastrophic events, which could cause a large number of premature deaths of our insureds. A catastrophic event could also cause significant volatility in global financial markets and disrupt the economy. Although we have ceded a significant majority of our mortality risk to reinsurers, a catastrophic event could cause a material adverse effect on our business, financial condition and results of operations. Claims resulting from a catastrophic event could cause substantial volatility in our financial results for any quarter or year and could also materially harm the financial condition of our reinsurers, which would increase the probability of default on reinsurance recoveries. Our ability to write new business could also be adversely affected.
In addition, most of the jurisdictions in which our insurance subsidiaries are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which raise funds to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed issuers. It is possible that a catastrophic event could require extraordinary assessments on our insurance companies, which could have a material adverse effect on our business, financial condition and results of operations.
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
The Company is currently undergoing a Multi-State Treasurer Unclaimed Property Audit by 13 jurisdictions and Department of Insurance Claims and Unclaimed Property Audit of Primerica Life and National Benefit Life by six jurisdictions. Additionally, the State of West Virginia Treasurer has sued Primerica Life and many other insurance companies, alleging violations of the West Virginia unclaimed property act. Neither the audits nor the litigation have proceeded beyond initial notifications and we cannot predict with certainty the effect they may have on the conduct of our business, financial condition and results of operations.
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
Each of our U.S. insurance subsidiaries is subject to RBC standards (imposed under the laws of its respective jurisdiction of domicile). The RBC formula for U.S. life insurance companies generally establishes capital requirements relating to insurance, business, asset and interest rate risks. Our U.S. insurance subsidiaries are required to report their results of RBC calculations annually to the applicable state department of insurance and the NAIC. Our Canadian life insurance subsidiary is subject to minimum continuing capital and surplus requirements (“MCCSR”), and Tier 1 capital ratio requirements, and is required to provide its MCCSR and Tier 1 capital ratio calculations to the Canadian regulators. The capitalization of our insurance subsidiaries is maintained at levels in excess of the effective minimum requirements of the NAIC in the United States and OSFI in Canada. In any particular year, statutory capital and surplus amounts and RBC and MCCSR ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which is sensitive to equity and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in their reserve requirements, the value of certain fixed-income and equity securities in their investment portfolios, the credit ratings of investments held in their portfolios, the value of certain derivative instruments, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the NAIC's RBC formula or the MCCSR calculation of OSFI. Many of these factors are outside of our control.
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
We may be unable to redeploy capital through reserve financing transactions.
Certain state regulators, as well as the NAIC, have been reviewing the use of captive insurance companies for the purpose of redundant reserve financing transactions, and it is uncertain whether state regulators will continue to approve such transactions going forward. As a result, Primerica Life may not be able to redeploy capital to the Parent Company through reserve financing transactions in the future.
A ratings downgrade by a ratings organization could materially adversely affect our business, financial condition and results of operations.
Each of our insurance subsidiaries, with the exception of Peach Re, has been assigned a financial strength rating by A.M. Best. Primerica Life currently also has an insurer financial strength rating from Standard & Poor's, Moody's and Fitch. NBLIC, Primerica Life Canada, and Peach Re are not rated by Standard & Poor's, Moody's or Fitch.
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
In addition to financial strength ratings of our insurance subsidiaries, the Parent Company currently has investment grade credit ratings from Standard & Poor's, Moody's, and A.M. Best for its senior unsecured debt. These ratings are indicators of a debt issuer's ability to meet the terms of debt obligations and are important factors in its ability to access liquidity in the debt markets. A rating downgrade by a rating agency can occur at any time if the rating agency perceives an adverse change in our financial condition, results of operations or ability to service debt. If such a downgrade occurs, it could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital in the unsecured debt market and potentially increasing the cost of such debt.
Credit deterioration in, and the effects of interest rate fluctuations on, our invested asset portfolio could materially adversely affect our business, financial condition and results of operations.
A large percentage of our invested asset portfolio is invested in fixed-income securities. As a result, credit deterioration and interest rate fluctuations could materially affect the value and earnings of our invested asset portfolio. Fixed-income securities decline in value if there is no active trading market for the securities or the market's impression of, or the ratings agencies' views on, the credit quality of an issuer worsens. During periods of declining market interest rates, any interest income we receive on variable interest rate investments would decrease, and we would be forced to invest the cash we receive as interest, return of principal on our investments and cash from operations in lower-yielding, high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities could also decide to prepay their obligations to borrow at lower market rates, which would increase our reinvestment risk. If interest rates generally increase, the market value of our fixed rate income portfolio decreases. Additionally, if the market value of any security in our invested asset portfolio decreases, we may realize losses if we deem the value of the security to be other-than-temporarily impaired. To the extent that any fluctuations in fair value or interest rates are significant or we recognize impairments that are material, it could have a material adverse effect on our business, financial condition and results of operations.
Valuation of our investments and the determination of whether a decline in the fair value of our invested assets is other-than-temporary are based on estimates that may prove to be incorrect.
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
The failure by the affiliates of Citigroup who are parties to the Citigroup reinsurance transactions to perform their obligations to us under our coinsurance agreements could have a material adverse effect on our business, financial condition and results of operations.
Immediately prior to the IPO, we entered into four coinsurance agreements with three reinsurer affiliates of Citigroup pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our current third-party reinsurance agreements remain in place. The largest of these transactions involved two coinsurance agreements between Primerica Life and Prime Reinsurance Company, Inc. ("Prime Re"), then a wholly owned subsidiary of Primerica Life. Pursuant to these reinsurance agreements, we distributed to Citigroup all of the issued and outstanding common stock of Prime Re. Prime Re was formed solely for the purpose of entering into these reinsurance transactions, had no operating history at the time the coinsurance agreements were executed and does not possess a financial strength rating from any rating agency. The other transactions were between (i) Primerica Life Canada and Financial Reassurance Company 2010 Ltd., a Bermuda reinsurer and wholly owned subsidiary of Citigroup, formed to operate solely for the purpose of reinsuring Citigroup-related risks and (ii) NBLIC and American Health and Life Insurance Company (“AHL”), a wholly owned insurance subsidiary of Citigroup that has a financial strength rating of “A” by A.M. Best. Each of the three reinsurers entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the reinsurer placed assets (primarily treasury and fixed-income securities) in trust for such subsidiary's benefit to secure the reinsurer's obligations to such subsidiary. Each such coinsurance agreement requires each reinsurer to maintain assets in trust sufficient to give the subsidiary full credit for regulatory purposes for the insurance, which amount will not be less than the amount of the reserves for the reinsured liabilities. In addition, in the case of the reinsurance transactions between Prime Re and Primerica Life, Citigroup has agreed in a capital maintenance agreement to maintain Prime Re's RBC above a specified minimum level, subject to a maximum amount being contributed by Citigroup. In the case of the reinsurance transaction between NBLIC and AHL, Citigroup has agreed to over-collateralize the assets in the trust for NBLIC for the life of the coinsurance agreement between NBLIC and AHL. Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement with the Citigroup affiliates subject to any applicable cure periods. An event of default includes: (1) a reinsurer insolvency, (2) failure through the fault of the reinsurer to provide full statutory financial statement credit for the reinsurance ceded, (3) a material breach of any covenant, representation or warranty by the reinsurer, (4) failure by the reinsurer to fund the trust account required to be established under the coinsurance agreements in any material respects, or (5) in connection with the coinsurance agreements with Prime Re, failure by Citigroup to maintain sufficient capital in the reinsurer, pursuant to the capital maintenance agreement between Citigroup and the reinsurer within 45 calendar days of any demand for payment by or on behalf of Primerica Life, and any 45-day extension thereof as consented to by Primerica Life, which consent may not be unreasonably conditioned, delayed or withheld, for a total of not more than 90 days to obtain such consent; provided that Primerica Life is not required to consent to extend such period beyond an additional 45 days. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.
There is no assurance that the relevant Citigroup reinsurer will pay the reinsurance obligations owed to us now or in the future or that it will pay these obligations on a timely basis. Notwithstanding the capital maintenance agreement between Prime Re and Citigroup and the initial over-collateralization of assets in trust for the benefit of our insurance companies, if any of the Citigroup reinsurers becomes insolvent, the amount in the trust account to support the obligations of such reinsurer is insufficient to pay such reinsurer's obligations to us and we fail to enforce our right to recapture the business, it could have a material adverse effect on our business, financial condition and results of operations.

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
We earn a significant portion of our earnings through our relationships with a small group of mutual fund and annuity companies. A decision by one or more of these companies to alter or discontinue their current arrangements with us could materially adversely affect our business, financial condition and results of operations. In addition, if any of our investment and savings products fail to achieve satisfactory investment performance, our clients may seek higher yielding alternative investment products and we could experience higher redemption rates. In such circumstances, we may also experience re-allocations of existing client assets and increased allocations of new assets to investment and savings products with higher investment returns, which ultimately results in changes in our mix of business. Since different investment and savings products have different revenue and expense characteristics, such changes could have significant negative consequences for us.
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
In addition to sales commissions and asset-based compensation, a portion of our earnings from investment and savings products comes from recordkeeping services that we provide to third parties and from fees earned for custodial services that we provide to clients with retirement plan accounts in the funds of these mutual fund companies. We also receive revenue sharing payments from each of these mutual fund companies. A decision by one or more of these fund companies to alter or discontinue their current arrangements with us would materially adversely affect our business, financial condition and results of operations.
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
If heightened standards of conduct or more stringent licensing requirements, such as those proposed by the SEC and proposed and withdrawn by the DOL, are imposed on us or our sales representatives or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.
Our U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer, and our U.S. sales representatives are currently subject to general anti-fraud limitations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and SEC rules and regulations, as well as other conduct standards prescribed by FINRA. These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. In January 2011 under the authority of the Dodd-Frank Act, which gives the SEC the power to impose on broker-dealers a heightened standard of conduct that is currently applicable only to investment advisers, the SEC staff submitted a report to Congress in which it recommended that the SEC adopt a fiduciary standard of conduct for broker-dealers that is uniform with that of investment advisors. However, the rulemaking process has been delayed as the SEC conducts a cost-benefit analysis to assess the impact of a uniform fiduciary proposal. The timing of any future rulemaking is unclear.
In October 2010, the DOL published the DOL Proposed Rule, which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of IRC Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs. In September 2011, the DOL withdrew the DOL Proposed Rule, but has indicated that it will re-propose a similar fiduciary rule in 2013. If PFS Investments and its securities-licensed representatives are deemed to be fiduciaries under a rule similar to the DOL Proposed Rule, our ability to receive and retain certain types of compensation paid by third parties with respect to both new and existing assets in qualified accounts could be significantly limited.
IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2012. Thus, if a fiduciary rule similar to the DOL Proposed Rule is re-proposed and adopted, we would expect to substantially restructure our current business model for qualified accounts. Such restructuring could make it significantly more difficult for us and our representatives to profitably serve the middle-income market and could result in a significant reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed representatives. Furthermore, our licensed representatives could be required to obtain additional securities licenses, which they may not be willing or able to obtain.
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
The volume of legislative and regulatory activity relating to financial services has increased substantially in recent years, and we expect that the level of enforcement actions and investigations by federal regulators will increase correspondingly. The same factors that have contributed to legislative, regulatory and enforcement activity at the federal level are likely to contribute to heightened activity at the state and provincial level. If we or our sales representatives become subject to new requirements or regulations, it could result in increased litigation, regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives or a reduction in the products we offer to our clients or the profits we earn, which could have a material adverse effect on our business, financial condition and results of operations.
The inability of our subsidiaries to pay dividends or make distributions or other payments to us in sufficient amounts would impede our ability to meet our obligations.
We are a holding company, and we have no significant operations. Our primary asset is the capital stock of our subsidiaries and our primary liability is our senior unsecured notes. We rely primarily on dividends and other payments from our subsidiaries to meet our operating costs and other corporate expenses, as well as to pay dividends to our stockholders. The ability of our subsidiaries to pay dividends to us depends on their earnings, covenants contained in existing and future financing or other agreements and on regulatory restrictions. The ability of our insurance subsidiaries to pay dividends will further depend on their statutory income and surplus. If the cash we receive from our subsidiaries pursuant to dividend payments and tax sharing arrangements is insufficient for us to fund our obligations or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, given the recent volatility in the capital markets, there is no assurance that we would be able to raise cash by these means.
The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on their ability to pay dividends to us. In the United States, these restrictions are based, in part, on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. In Canada, dividends can be paid, subject to the paying insurance company continuing to meet the regulatory requirements for capital adequacy and liquidity and upon 15 days' minimum notice to OSFI. No assurance is given that more stringent restrictions will not be adopted from time to time by jurisdictions in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to us by our subsidiaries without prior approval by regulatory authorities. In addition, in the future, we may become subject to debt covenants or other agreements that limit our ability to pay dividends. The ability of our insurance subsidiaries to pay dividends to us is also limited by our need to maintain the financial strength ratings assigned to us by the ratings agencies.
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
Historically, we have funded our new business capital needs from cash flows provided by premiums paid on our in-force book of term life insurance policies. As a result of the Citigroup reinsurance transactions, the net cash flow we retain from our then-existing block of term life insurance policies was reduced proportionately to the size of our retained interest. As we grow our term life insurance business by issuing new policies, we will need to fund all of the upfront cash requirements of issuing new term life policies (such as commissions payable to the sales force and underwriting expenses), which costs generally exceed premiums collected in a policy's first year. In light of these anticipated net cash outflows, there will be significant demands on our liquidity in the near- to intermediate-term as we grow the size of our retained block of term life insurance policies. Therefore, to meet our operating and regulatory requirements, we may incur debt or issue equity to fund working capital and capital expenditures or to make acquisitions and other investments. If we raise funds through the issuance of debt securities or preferred equity securities, any such debt securities or preferred equity securities issued will have liquidation rights, preferences and privileges senior to those of the holders of our common stock. If we raise funds through the issuance of equity securities, the issuance will dilute the ownership interest of our existing stockholders. There is no assurance that debt or equity financing will be available to us on acceptable terms, if at all. If we are not able to obtain sufficient financing, we may be unable to maintain or grow our business.
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
The loss of key employees and sales force leaders could negatively affect our financial results and impair our ability to implement our business strategy.
Our success substantially depends on our ability to attract and retain key members of our senior management team. The efforts, personality and leadership of our senior management team have been, and will continue to be, critical to our success. The loss of service of our senior management team due to disability, death, retirement or some other cause could reduce our ability to successfully motivate our sales representatives and implement our business plan and have a material adverse effect on our business, financial condition and results of operations. Messrs. John Addison and Rick Williams, our Co-Chief Executive Officers, are well regarded by our sales representatives and have substantial experience in our business and, therefore, are particularly important to our company. Although both Messrs. Addison and Williams, as well as our other senior executives, have entered into employment agreements with us, there is no assurance that they will complete the term of their employment agreements or renew them upon expiration. Our employment agreements with our Co-Chief Executive Officers expire in August 2015, and our employment agreements with our senior executives other than our Co-Chief Executive Officers expire June 1, 2014. All such agreements are then subject to one-year auto-renewal terms on an annual basis.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We lease all of our office, warehouse, printing, and distribution properties. Our executive and home office operations for all of our domestic U.S. operations (except New York) are located in Duluth, Georgia. The leases for these spaces expire in May 2013 and June 2013. In September 2011, we signed an agreement to lease a new build-to-suit facility, which will replace and consolidate substantially all of our existing Duluth, Georgia-based executive and home office operations. We expect the building to be complete and ready for occupancy in the first half of 2013. The initial lease term for the new facility will be 15 years.
We also lease continuation of business, print/distribution, and warehouse space in or around Duluth, Georgia under leases expiring in January 2018, June 2018 and June 2023, respectively.
NBLIC subleases general office space in Long Island City, New York from a subsidiary of Citigroup under a sublease expiring in August 2014.
In Canada, we lease general office space in Mississauga, Ontario under a lease expiring in April 2018 and warehouse and printing operation space in Mississauga, Ontario under a lease also expiring in April 2018.
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

ITEM 3. LEGAL PROCEEDINGS.
We are involved from time to time in legal disputes, regulatory inquires and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described under “Contingent Liabilities” in Note 15 (Commitments and Contingent Liabilities) to our consolidated and combined financial statements, which are included elsewhere in this report, and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are elected or appointed by our board of directors and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements. The name, age at February 27, 2013 and position of each of our executive officers are presented below.

Name	Age	Position
D. Richard Williams	56	Chairman of the Board and Co-Chief Executive Officer
John A. Addison, Jr.	55	Chairman of Primerica Distribution, Co-Chief Executive Officer and Director
Michael C. Adams	56	Executive Vice President and Chief Business Technology Officer
Chess E. Britt	56	Executive Vice President and Chief Marketing Officer
Jeffrey S. Fendler	56	President of Primerica Life
William A. Kelly	57	President of PFS Investments
Gregory C. Pitts	50	Executive Vice President and Chief Operating Officer
Alison S. Rand	45	Executive Vice President and Chief Financial Officer
Peter W. Schneider	56	Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer
Glenn J. Williams	53	President
Set forth below is biographical information concerning our executive officers.
D. Richard Williams was elected to our Board of Directors and began serving as Chairman in October 2009. He has served as our Co-Chief Executive Officer since 1999 and has served our company in various capacities since 1989. Mr. Williams earned both his B.S. degree in 1978 and his M.B.A. in 1979 from the Wharton School of the University of Pennsylvania. Mr. Williams serves on the Board of Trustees for the Woodruff Arts Center, the Board of Directors of the Anti-Defamation League Southeast Region and the Atlanta Area Council of the Boy Scouts of America.
John A. Addison, Jr. was elected to our Board of Directors in October 2009. He is the Chairman of Primerica Distribution, has served as our Co-Chief Executive Officer since 1999 and has served our company in various capacities since 1982. Mr. Addison earned his B.A. in economics from the University of Georgia in 1979 and his M.B.A. from Georgia State University in 1988.
Michael C. Adams has served as Chief Business Technology Officer since April 2010, as Executive Vice President responsible for business technology since 1998 and in various capacities at our company since 1980. Mr. Adams earned his B.A. in business and economics from Hendrix College in 1978.
Chess E. Britt has served as Chief Marketing Officer since April 2010, as Executive Vice President responsible for marketing administration and field communications since 1995 and in various capacities at our company since 1982. Mr. Britt earned his B.A. in business administration from the University of Georgia in 1978. He serves on the board of directors of the Gwinnett Chamber of Commerce.
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

Alison S. Rand has served as Executive Vice President and Chief Financial Officer since 2000 and in various capacities at our company since 1995. Prior to 1995, Ms. Rand worked in the audit department of KPMG LLP. Ms. Rand earned her B.S. in accounting from the University of Florida in 1990 and is a certified public accountant. She is a board member of the Atlanta Children's Shelter and the Partnership Against Domestic Violence. She also serves on the Terry College of Business Executive Education CFO Roundtable Advisory Board.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Quarterly Common Stock Prices and Dividends
The common stock of Primerica, Inc. (“Primerica”, "we", "us" or the "Parent Company") is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "PRI". The quarterly high and low sales prices for our common stock as reported on the NYSE and the dividends paid per quarter for the periods indicated were as follows:

	High	Low	Dividend
2012
4th quarter	$30.08	$27.22	$0.09
3rd quarter	30.29	26.02	0.07
2nd quarter	26.88	23.28	0.05
1st quarter	26.15	22.92	0.03
2011
4th quarter	$23.85	$20.36	$0.03
3rd quarter	22.45	18.72	0.03
2nd quarter	25.64	19.94	0.03
1st quarter	26.20	24.18	0.01
Dividends
Following the initial public offering in April 2010 (the "IPO"), we have paid quarterly dividends to our stockholders totaling approximately $14.7 million, $7.3 million, and $1.5 million in 2012, 2011, and 2010, respectively. In 2010, we paid dividends to Citigroup Inc. ("Citigroup") of approximately $3.5 billion in connection with our corporate reorganization.
As of January 31, 2013, we had 37 holders of record of our common stock. We currently expect to continue to pay quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of Primerica's Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year's earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.
We are a holding company and have no operations. Our primary asset is the capital stock of our operating subsidiaries. The states in which our U.S. insurance company subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries' ability to pay dividends to us. Our Canadian subsidiary can pay dividends subject to meeting regulatory requirements for capital adequacy and liquidity with appropriate minimum notice to the Office of the Superintendent of Financial Institutions Canada ("OSFI"). In addition, in the future, we may become subject to debt instruments or other agreements that limit our ability to pay dividends. See Note 14 (Statutory Accounting and Dividend Restrictions) to our consolidated and combined financial statements.
Issuer Purchases of Equity Securities
In November 2011, we repurchased from Citigroup approximately 8.9 million shares of our common stock at a price of $22.42 per share, for a total purchase price of approximately $200.0 million. The per-share purchase price was determined based on the volume-weighted average price per share of Primerica common stock during the seven-day period prior to the execution of the repurchase agreement.
In April 2012, we repurchased from certain private equity funds managed by Warburg Pincus LLC (together, “Warburg Pincus”) approximately 5.7 million shares of our common stock at a price of $26.15 per share, for a total purchase price of approximately $150.0 million. The per-share purchase price was determined based on the closing price of our common stock on April 17, 2012, the execution date of the agreement to repurchase the shares.
In August 2012, our Board of Directors authorized a share repurchase program of up to $75.0 million of the Company's common stock (the "August 2012 share repurchase program"). As part of this share repurchase program, we repurchased 308,214 shares of our common stock on the open market for an aggregate purchase price of approximately $9.1 million during the third quarter of 2012.
In October 2012, we repurchased from Warburg Pincus approximately 2.1 million shares of our common stock at a price of $28.74 per share, for a total purchase price of approximately $60.0 million. The per-share purchase price was determined based on the closing price of our common stock on October 3, 2012, the execution date of the agreement to repurchase the shares.
The August 2012 share repurchase program was discontinued upon the completion of the repurchase transaction from Warburg Pincus in October 2012. Under the August 2012 share repurchase program, we repurchased a total of approximately 2.6 million shares of our common stock for an aggregate purchase price of approximately $74.3 million.
In November 2012, Warburg Pincus sold 3.6 million shares of our common stock in an underwritten public offering, from which we did not receive any proceeds. As part of the underwritten public offering, we repurchased from the underwriter 1.2 million shares at a price of $27.51 per share.
Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. The Parent Company has no active share repurchase programs approved by its Board of Directors, and the Parent Company is not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under a publicly announced program can be discontinued at any time management believes additional repurchases are not warranted.
During the quarter ended December 31, 2012, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - 31, 2012(1)	2,267,682	$28.75	2,575,896	—
November 1 - 30, 2012(2)	1,200,377	27.51	—	—
December 1 - 31, 2012	—	—	—	—
Total	3,468,059	$28.32	2,575,896	—
________________

(1)	Repurchased from Warburg Pincus and in the open market under the August 2012 share repurchase program.

(2)
Consists of (a) repurchases of 377 shares at an average price per share of $28.50 surrendered to us to pay the tax withholding obligations of grantees in connection with the lapsing of restrictions on restricted shares and restricted stock units (“RSUs”) and (b) repurchases of shares from the underwriter in connection with Warburg Pincus' public offering.

Securities Authorized for Issuance under Equity Compensation Plans
We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan was approved by our stockholders in May 2011. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan	3,140,245	(1)	$—	(2)	3,700,400	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	—		—		2,227,994	(4)

Total	3,140,245		$—		5,928,394

Equity compensation plans not approved by stockholders	n/a		n/a		n/a
____________________

(1)	Consists of shares to be issued in connection with outstanding RSUs.

(2)	No options, warrants or rights have been issued or are outstanding under the plan.

(3)	The number of shares available for future issuance is 10,800,000 less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan.

(4)	The number of shares available for future issuance is 2,500,000 less the cumulative number of shares issued under the plan.
Stock Performance Table
The following graph compares the performance of our common stock since the IPO to the Russell 2000 Index and the Standard & Poor's Insurance Index ("S&P Insurance Index") by assuming $100 was invested in each investment option as of April 1, 2010, the date of the IPO. The Russell 2000 Index measures the performance of the small-cap segment in the United States. The S&P Insurance Index is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ.

Total Return Performance
Index Value
220
200
180
160
140
120
100
80
60
04/01/10
06/30/10
12/31/10
06/30/11
12/31/11
06/30/12
12/31/12
PRI
S&P 500 Insurance
Russell 2000

	Period Ending
Index	04/01/10	06/30/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12
Primerica Inc.	$100.00	$142.93	$161.82	$146.87	$155.80	$179.79	$202.98
S&P 500 Insurance	100.00	90.50	102.59	102.39	94.09	101.19	112.05
Russell 2000	100.00	89.37	115.63	122.81	110.80	120.25	128.92

ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data should be read in conjunction with the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements and accompanying notes included elsewhere in this report.
The selected historical income statement data for the years ended December 31, 2010, 2009 and 2008 may not be indicative of the revenues and expenses that would have existed or resulted if we had operated independently of Citigroup. Similarly, the selected historical balance sheet data as of and prior to December 31, 2009 may not be indicative of the assets and liabilities that would have existed or resulted if we had operated independently of Citigroup. The selected historical financial data are not necessarily indicative of the financial position or results of operations as of any future date or for any future period.

Our corporate reorganization has resulted and will continue to result in financial performance that is materially different from that reflected in the historical financial data for periods prior to April 1, 2010 that appear elsewhere in this report. Due to the timing of our corporate reorganization and its impact on our financial position and results of operations, year-over-year comparisons of our financial position and results of operations will reflect significant non-comparable accounting transactions and account balances. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – The April 2010 Transactions.”

	Year ended December 31,
	2012	2011	2010		2009	2008	(2)
	(In thousands, except per-share amounts)
Statements of income data
Revenues:
Direct premiums	$2,267,975	$2,229,467	$2,181,074		$2,112,781	$2,092,792
Ceded premiums	(1,663,753)	(1,703,075)	(1,450,367)		(610,754)	(629,074)
Net premiums	604,222	526,392	730,707		1,502,027	1,463,718
Commission and fees	427,775	412,979	382,940		335,986	466,484
Net investment income	100,804	108,601	165,111		351,326	314,035
Realized investment gains (losses), including other-than-temporary impairment losses	11,382	6,440	34,145		(21,970)	(103,480)
Other, net	46,532	48,681	48,960		53,032	56,187
Total revenues	1,190,715	1,103,093	1,361,863		2,220,401	2,196,944
Benefits and expenses:
Benefits and claims	278,747	242,696	317,703		600,273	938,370
Amortization of deferred policy acquisition costs	118,598	104,034	147,841		352,257	127,922
Sales commissions	204,569	191,722	180,054		162,756	248,020
Insurance expenses	96,541	89,192	105,132		179,592	173,341
Insurance commissions	27,555	38,618	48,182		50,750	33,081
Interest expense	33,101	27,968	20,872		—	—
Goodwill impairment	—	—	—		—	194,992
Other operating expenses	164,716	164,954	180,610		132,978	152,773
Total benefits and expenses	923,827	859,184	1,000,394		1,478,606	1,868,499
Income before income taxes	266,888	243,909	361,469		741,795	328,445
Income taxes	93,082	86,718	$129,013		$259,114	$177,051
Net income	$173,806	$157,191	$232,456		$482,681	$151,394
Earnings per share - basic	$2.77	$2.11	$3.09	(1)	n/a	n/a
Earnings per share - diluted	$2.71	$2.08	$3.06	(1)	n/a	n/a
Dividends per common share	$0.24	$0.10	$0.02		n/a	n/a

Balance sheet data
Investments	$1,956,536	$2,021,504	$2,153,584		$6,471,448	$5,355,458
Cash and cash equivalents	112,216	136,078	126,038		602,522	302,354
Due from reinsurers	4,005,194	3,855,318	3,731,002		851,635	825,791
Deferred policy acquisition costs, net	1,066,422	904,485	738,946		2,520,251	2,478,565
Total assets	10,337,877	9,851,820	9,769,409		13,429,883	11,253,055

Future policy benefits	4,850,488	4,614,860	4,409,183		4,197,454	4,023,009
Notes payable	374,433	300,000	300,000		—	—
Total liabilities	9,062,461	8,525,170	8,412,881		8,662,612	7,303,772
Stockholders' equity	1,275,416	1,326,650	1,356,528		4,767,271	3,949,283
____________________

(1)
Calculated on a pro forma basis using weighted-average shares, including the shares issued or issuable upon lapse of restrictions following our April 1, 2010 corporate reorganization as though they had been issued and outstanding on January 1, 2010.

(2)	Includes a $207.5 million pre-tax charge due to a change in our deferred policy acquisition costs ("DAC") and reserve estimation approach implemented retrospectively as of December 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the "Parent Company") and its subsidiaries (collectively, "we", "us" or the “Company”) for the three-year period ended December 31, 2012. As a result, the following discussion should be read in conjunction with the consolidated and combined financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Risk Factors" Actual results may differ materially from those contained in any forward-looking statements.
This MD&A is divided into the following sections:

•	Business Trends and Conditions

•	Factors Affecting Our Results

•	Critical Accounting Estimates

•	The April 2010 Transactions

•	Results of Operations

•	Financial Condition

•	Liquidity and Capital Resources

Business Trends and Conditions
The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.
Economic conditions, including high unemployment levels and low levels of consumer confidence, influence investment and spending decisions by middle income consumers, our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming a Primerica sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels remain under pressure, as consumers take a more conservative financial posture, including reevaluating their savings and debt management goals. As overall market and economic conditions have improved and stabilized from the lows experienced during the recent economic downturn, sales and the value of consumer investment products across a wide spectrum of asset classes have improved.
Recruiting and Sales Representatives. Recruiting declined in 2012 to 191,752 new recruits from 244,756 new recruits in 2011, due primarily to the strong prior year recruiting surge that followed the announcement of short-term recruiting incentives at our June 2011 biennial sales force convention.
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
The size of our life-licensed sales force increased to 92,373 sales representatives as of December 31, 2012 from 91,176 sales representatives at December 31, 2011 primarily due to an increase in the licensing pull-through rate. The improvement in the license pull-through rate was driven by our efforts to balance the emphasis on recruiting and licensing in both our messaging and incentive programs, as well as the introduction of streamlined life-licensing processes for new recruits.
Term Life Insurance Product Sales and Face Amount In Force. We issued 222,558 new life insurance policies in 2012 compared with 237,535 new policies in 2011. Sales of our term life insurance products typically correlate with the size of our sales force and 2012 term life insurance product sales were lower than in 2011 largely as a result of the post-convention recruiting surge in the prior year.
Our average issued face amount was approximately $243,000 in 2012 compared with approximately $248,400 in 2011. The decrease is mostly attributable to a higher mix of policies issued through TermNow, our rapid-issue term life insurance product with policy face amounts of $250,000 and below. Total face amount in force increased to approximately $670.4 billion as of December 31, 2012 compared with approximately $665.0 billion at December 31, 2011 as new policies issued outpaced terminations.
Investment and Savings Product Sales and Asset Values. Investment and savings products sales were higher in 2012, totaling approximately $4.7 billion, compared with approximately $4.3 billion in 2011. The increase in sales was largely attributable to new product introductions and increased demand for our existing products.
The assets in our clients’ accounts are invested in diversified funds comprised mainly of U.S. and Canadian equity and fixed-income securities. The average value of assets in client accounts increased to approximately $35.9 billion in 2012 from approximately $34.9 billion in 2011, while the period-end asset value increased to approximately $37.4 billion at December 31, 2012 compared with approximately $33.7 billion a year ago. The 2012 increases both in period-end asset values and average client asset values were attributable to improved market conditions and higher product sales.
Invested Asset Portfolio Size and Yields. Our portfolio continues to reflect strong market value gains as interest rates and spreads continue to remain low. As of December 31, 2012, our invested assets, excluding policy loans and cash, had a cost or amortized cost basis of over $1.7 billion and a net unrealized gain of $182.6 million compared with approximately $1.8 billion at cost or amortized cost and net unrealized gain of $153.2 million at December 31, 2011. If interest rates remain at or near historically low levels, we anticipate the average yield of our portfolio, and therefore the investment income derived from our portfolio, to decrease as maturing fixed income investments will be replaced with purchases of lower yielding investments.
Legal Fees and Litigation-Related Expenses. Certain legal disputes have arisen that have required us to incur significant legal costs, such as attorney's fees and other litigation-related expenses. Unless the matters are resolved, we will continue to incur significant legal fees and litigation-related expenses in future periods. At this time, we are unable to reasonably estimate a range of possible losses related to these legal disputes. For additional information, see Note 15 (Commitments and Contingent Liabilities) to our consolidated and combined financial statements.

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
The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Year ended December 31,
	2012	2011		2010
Average number of life-licensed sales representatives	90,981	91,855		96,840
Number of new policies issued	222,558	237,535		223,514
Average monthly rate of new policies issued per life-licensed sales representative	0.20x	0.22x	(1)	0.19x
____________________

(1)
Our 2011 processing cycle provided five additional days of policy processing. Excluding the policies processed during these additional days, the average monthly rate of new policies issued per life licensed sales representative would have been 0.21x for 2011.

During 2012, the average monthly rate of new policies issued per life-licensed sales representative declined in comparison to the prior year primarily due to the post-convention recruiting surge that generated significant sales referrals and opportunities in 2011. The increased productivity of our individual sales representatives in 2011 compared to 2010 was driven primarily by the post-convention recruiting surge and sales of our TermNow product, which was introduced during the year. As a result of these two factors, productivity for 2011 was at the high end of our historical range.
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

•
Persistency. Persistency is a measure of how long our insurance policies stay in force. As a general matter, persistency that is lower than our pricing assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. Determining the near-term effects of changes in persistency is more complicated. When persistency is lower than our pricing assumptions, we must accelerate the amortization of deferred policy acquisition costs ("DAC"). The resultant increase in amortization expense is offset by a corresponding release of reserves associated with lapsed policies, which causes a reduction in benefits and claims expense. The reserves associated with any given policy will change over the term of such policy. As a general matter, reserves are lowest at the inception of a policy term and rise steadily to a peak before declining to zero at the expiration of the policy term. Accordingly, depending on when the lapse occurs in relation to the overall policy term, the reduction in benefits and claims expense may be greater or less than the increase in amortization expense and, consequently, the effects on earnings for a given period could be positive or negative. Persistency levels will impact results to the extent actual experience deviates from the persistency assumptions used to price our products.

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

•
Amortization of DAC. Amortization of DAC is reduced on a pro-rata basis for the coinsured business, including the business reinsured with Citigroup Inc. ("Citigroup"). There is no impact on amortization of DAC associated with our YRT contracts.

•
Insurance expenses. Insurance expenses are reduced by the allowances received from coinsurance, including the business reinsured with Citigroup. There is no impact on insurance expenses associated with our YRT contracts.

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
Sales. We earn commissions and fees, such as dealer re-allowances, and marketing and support fees, based on sales of mutual fund and managed account products and annuities. Sales of investment and savings products are influenced by the overall demand for investment products in the United States and Canada, as well as by the size and productivity of our sales force. We generally experience seasonality in our Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients' tax return preparation season. While we believe the size of our sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, which may have a significantly greater effect on sales volume in any given fiscal period.
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
The Corporate and Other Distributed Products segment is affected by corporate income and expenses not allocated to our other segments, net investment income (other than net investment income allocated to our Term Life Insurance segment), claims experience for policies underwritten by NBLIC, general and administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), equity awards granted to management and our sales force leaders at the time of our initial public offering, interest expense on notes payable, and realized gains and losses on our invested asset portfolio.
Capital Structure. Our financial results have also been affected by changes in our capital structure that have occurred since our corporate reorganization in 2010, including the issuance of the $375.0 million in principal amount of senior unsecured notes issued in 2012 (the "Senior Notes") and repayment of the note payable to Citigroup, share repurchases, and other financing arrangements.
See Note 9 (Notes Payable), Note 11 (Stockholders' Equity) and Note 15 (Commitments and Contingent Liabilities) to our consolidated and combined financial statements for more information on changes in our capital structure.

Critical Accounting Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These principles are established primarily by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated and combined financial statements. The most significant items on the balance sheet are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.
The estimates that we deem to be most critical to an understanding of our results of operations and financial position are those related to the valuation of investments, DAC, future policy benefit reserves and corresponding amounts due from reinsurers, litigation, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Subsequent experience or use of other assumptions could produce significantly different results.
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
Fair value. Fair value is the price that would be received upon the sale of an asset in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We classify and disclose all invested assets carried at fair value in one of the three categories prescribed by Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement.
As of each reporting period, we classify all invested assets in their entirety based on the lowest level of input that is significant to the fair value measurement. Significant levels of estimation and judgment are required to determine the fair value of certain of our investments. The factors influencing these estimations and judgments are subject to change in subsequent reporting periods.
For additional information, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies), Note 3 (Investments) and Note 4 (Fair Value of Financial Instruments) to our consolidated and combined financial statements.
Other-than-temporary impairments. We recognize unrealized gains and losses on our available-for-sale portfolio as a separate component of accumulated other comprehensive income. The determination of whether a decline in fair value below amortized cost is other-than-temporary is subjective. Furthermore, this determination can involve a variety of assumptions and estimates, particularly for invested assets that are not actively traded in established markets. We evaluate a number of factors when determining the impairment status of individual securities. These factors include the economic condition of various industry segments and geographic locations and other areas of identified risk.
For available-for-sale securities in an unrealized loss position that we intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis, we recognize an impairment charge for the difference between amortized cost and fair value as a realized investment loss in our statements of income. For available-

for-sale securities in an unrealized loss position for which we have no intent to sell and believe that it is more-likely-than-not that we will not be required to sell before the expected recovery of the amortized cost basis, only the credit loss component of the difference between cost and fair value is recognized in earnings, while the remainder is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security.
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
Other-than-temporary impairment analyses that we perform involve the use of estimates, assumptions, and subjectivity. If these factors or future events change, we could experience material other-than-temporary impairments in future periods, which could adversely affect our financial condition, results of operations and the size and quality of our invested assets portfolio.
For additional information, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 3 (Investments) to our consolidated and combined financial statements.
Deferred Policy Acquisition Costs
We defer incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and that would not have been incurred had the contract transaction(s) not occurred. These costs mainly include commissions and policy issue expenses. The recovery of such costs is dependent on the future profitability of the related policies, which, in turn, is dependent principally upon mortality, persistency, the expense of administering the business, and investment returns, as well as upon certain economic variables, such as inflation. DAC is subject to recoverability testing annually and when circumstances indicate that recoverability is uncertain. We make certain assumptions regarding persistency, expenses, interest rates and claims. These assumptions may not be modified, or unlocked, unless recoverability testing deems them to be inadequate. We update assumptions for new business to reflect the most recent experience.
Deferrable term life insurance policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to premium income. If actual lapses or withdrawals are different from pricing assumptions for a particular period, DAC amortization will be affected. If the rate of policies that lapse are 1% higher than the rate of policies that we expected to lapse in our pricing assumptions, approximately 1% more of the existing DAC balance will be amortized, which would have been equal to approximately $9.7 million as of December 31, 2012 (assuming such lapses were distributed proportionately among policies of all durations). We believe that a lapse rate in the number of policies that is 1% higher than the rate assumed in our pricing assumptions is a reasonably possible variation. Higher lapses in the early durations would have a greater effect on DAC amortization since the DAC balances are higher at the earlier durations. Differences in actual mortality rates compared to our pricing assumptions will not have a material effect on DAC amortization. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or mortality could result in a material increase or decrease of DAC amortization in a particular period.
Deferrable acquisition costs for Canadian segregated funds are amortized over the life of the policies in relation to historical and future estimated gross profits before amortization. The gross profits and resulting DAC amortization will vary with actual fund returns, redemptions and expenses.
For additional information on DAC, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 6 (Deferred Policy Acquisition Costs) to our consolidated and combined financial statements.
Future Policy Benefits and Reinsurance
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
We use reinsurance extensively. We determine if a contract provides indemnification against loss or liability in relation to the amount of insurance risk to which the reinsurer is subject. We review all contractual terms, particularly those that may limit the amount of insurance risk to which the reinsurer is subject that may delay the timely reimbursement of claims. If we determine that the possibility of a significant loss from insurance risk will occur only under remote circumstances, we record the contract under the deposit method of accounting with the net amount receivable reflected in other assets on our consolidated balance sheets. Reinsurance premiums, commissions, expense reimbursements, benefits, and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying contracts using assumptions consistent with those used to account for the underlying policies. We analyze and monitor the creditworthiness of each of our reinsurers to minimize collection issues.
If the rate of policies that lapse are 1% higher than the rate of policies that we expected to lapse in our pricing assumptions, approximately 1% more of the future policy benefit reserves will be released, which would have been equal to approximately $46.3 million as of December 31, 2012 (assuming such lapses were distributed proportionately among policies of all durations). The future policy benefit reserves released from the additional lapses would have been partially offset by the release of the corresponding due from reinsurers asset of approximately $37.2 million as of December 31, 2012. Higher lapses in later durations would have a greater effect on the release of future policy benefit reserves since the future policy benefit reserves are higher at the later durations. Differences in actual mortality rates compared to our pricing assumptions will not have a material effect on future policy benefit reserves. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.
For additional information on future policy benefits and reinsurance, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 5 (Reinsurance) to our consolidated and combined financial statements.
Litigation
The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties, including indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. We recognize losses for legal contingencies when payments associated with the contingency become probable and can be reasonably estimated. Due to the difficulty of estimating litigation outcomes, actual costs may be substantially higher or lower than any amounts reserved. Legal costs, such as attorney's fees and other litigation-related expenses, that are incurred in connection with litigation are expensed as incurred.

For additional information on contingent liabilities, see Note 15 (Commitments and Contingencies) to our consolidated and combined financial statements.
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
In light of the multiple tax jurisdictions in which we operate, our tax returns are subject to routine audit by the Internal Revenue Service (“IRS”) and other taxation authorities. The results of these audits at times produce uncertainty regarding particular tax positions taken in the year(s) of review. The Company records uncertain tax positions as prescribed by ASC Topic 740, Income Taxes, which requires recognition at the time when it is more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.
For additional information on income taxes, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 10 (Income Taxes) to our consolidated and combined financial statements.

The April 2010 Transactions
We refer to the corporate reorganization, the reinsurance transactions, the concurrent transactions and the private sale described below collectively as the “April 2010 Transactions”.
The corporate reorganization. The Parent Company was incorporated in Delaware in October 2009 by Citigroup to serve as a holding company for the life insurance and financial products distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citigroup. These businesses, which prior to April 1, 2010, were wholly owned indirect subsidiaries of Citigroup, were transferred to us in a reorganization pursuant to which we issued to a wholly owned subsidiary of Citigroup: (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citigroup in our IPO; 16,412,440 shares of common stock were subsequently sold by Citigroup in mid-April 2010 to certain private equity funds managed by Warburg Pincus LLC ("Warburg Pincus") for a purchase price of $230.0 million (the “private sale”); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with our IPO), (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were transferred by Citigroup to Warburg Pincus pursuant to the private sale), and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the "Citigroup Note"). Prior to April 1, 2010, we had no material assets or liabilities. Upon completion of the April 2010 Transactions, the Parent Company's primary asset was and continues to be the capital stock of its operating subsidiaries, and its primary liability was the Citigroup Note.
The reinsurance transactions. In March 2010, we entered into coinsurance agreements (the “Citigroup reinsurance agreements”) with two affiliates of Citigroup and Prime Reinsurance Company, Inc. ("Prime Re"), then a wholly owned subsidiary of Primerica Life Insurance Company ("Primerica Life") (collectively, the “Citigroup reinsurers”). We refer to the execution of these agreements as the “Citigroup reinsurance transactions”. Under these agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We also transferred to the Citigroup reinsurers the account balances in respect of the coinsured policies and approximately $4.0 billion of assets to support the statutory liabilities assumed by the Citigroup reinsurers, and we distributed to Citigroup all of the issued and outstanding common stock of Prime Re. As a result, the Citigroup reinsurance transactions reduced the amount of our capital and substantially reduced our insurance exposure. We retained our operating platform and infrastructure and continue to administer all policies subject to these coinsurance agreements.
The concurrent transactions. During the first quarter of 2010, we declared distributions to Citigroup of approximately $703 million. We also recognized the income attributable to the policies underlying the Citigroup reinsurance transactions as well as the income earned on the invested assets backing the reinsurance balances and the extraordinary dividends declared in the first quarter. These items were reflected in the statement of income for the three months ended March 31, 2010. Furthermore, because the Citigroup reinsurance transactions were given retroactive effect back to January 1, 2010, we recognized a return of capital on our balance sheet for the income earned on the reinsured policies during the three months ended March 31, 2010.
In April 2010, we completed the following additional concurrent transactions:

•	we completed the IPO pursuant to the Securities Act of 1933, as amended, and our stock began trading under the ticker symbol “PRI” on the NYSE;

•
we issued equity awards for 5,021,412 shares of our common stock to certain of our employees, including our officers, and certain of our sales force leaders, including 221,412 shares which were issued upon conversion of existing equity awards in Citigroup shares that had not yet fully vested; and

•	Citigroup accelerated vesting of certain existing Citigroup equity awards triggered by the IPO and the private sale.
Additionally, we made elections with an effective date of April 1, 2010 under Section 338(h)(10) of the Internal Revenue Code (the “Section 338(h)(10) elections”), which resulted in reductions to stockholders’ equity of $174.7 million and corresponding adjustments to deferred tax balances.
During the first quarter of 2010, our federal income tax return was included as part of Citigroup’s consolidated federal income tax return. On March 30, 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citigroup. In accordance with the tax separation agreement, Citigroup is responsible for, and shall indemnify and hold the Company harmless from and against, any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability with respect to the Company for any taxable period ending on or before April 7, 2010, the closing date of the IPO.
The private sale. In February 2010, Citigroup entered into a securities purchase agreement with Warburg Pincus and us pursuant to which, in mid-April 2010, Citigroup sold to Warburg Pincus 16,412,440 shares of our common stock and warrants to purchase from us 4,103,110 additional shares of our common stock. The warrants have a seven-year term and an exercise price of $18.00 per share.
Period-over-period comparability. Due to the timing of these transactions and their impact on our financial position and results of operations, period-over-period comparisons will reflect significant non-comparable accounting transactions and account balances. The most significant accounting transaction was the reinsurance transactions described above, which affected both the size and composition of our balance sheet and statement of income. Additionally, the corporate reorganization and the concurrent transactions had a significant impact on the composition of our balance sheet. As a result, our statements of income for the years ended December 31, 2012, 2011, and 2010 present income that is significantly lower than in 2009.
From a statement of income perspective, the April 2010 Transactions impacted ceded premiums, net premiums, net investment income, benefits and claims, amortization of DAC, insurance commissions, insurance expenses, interest expense and income taxes. Actual results for periods ended prior to April 1, 2010 will not be indicative of or comparable to future actual results. Furthermore, actual results for the year ended December 31, 2010 will not be comparable to results in future years as they are affected by the inclusion of three months of operations prior to the April 2010 Transactions.

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

•
Other, net. Reflects revenues generated primarily from the fees charged for access to our sales force support applications, as well as revenues from the sale of marketing materials and other miscellaneous items.

Benefits and Expenses. Our operating expenses consist of the following:

•
Benefits and claims. Reflects the benefits and claims payable on insurance policies, as well as changes in our reserves for future policy claims and reserves for other benefits payable, net of reinsurance.

•
Amortization of DAC. Represents the amortization of capitalized costs associated with the sale of an insurance policy or segregated fund, including sales commissions, medical examination and other underwriting costs, and other policy issuance costs.

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

•
Interest expense. Reflects interest on the Senior Notes, the financing charges related to an issued letter of credit, and a finance charge incurred pursuant to our coinsurance agreement with Citigroup.

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

Insurance expenses and operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other operating expenses that are not directly attributable to a specific operating segment based on the relative sizes of our life-licensed and securities-licensed independent sales forces. These allocated costs include field technology, supervision, training and certain legal costs. We also allocate certain technology and occupancy costs to our operating segments based on usage. Costs that are not directly charged or allocated to our two primary operating segments are included in our Corporate and Other Distributed Products segment.

2012 Compared to 2011
Primerica, Inc. and Subsidiaries Results. Our actual results of operations for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,267,975	$2,229,467	$38,508	2%
Ceded premiums	(1,663,753)	(1,703,075)	(39,322)	(2)%
Net premiums	604,222	526,392	77,830	15%
Commissions and fees	427,775	412,979	14,796	4%
Net investment income	100,804	108,601	(7,797)	(7)%
Realized investment gains, including OTTI	11,382	6,440	4,942	77%
Other, net	46,532	48,681	(2,149)	(4)%
Total revenues	1,190,715	1,103,093	87,622	8%
Benefits and expenses:
Benefits and claims	278,747	242,696	36,051	15%
Amortization of DAC	118,598	104,034	14,564	14%
Sales commissions	204,569	191,722	12,847	7%
Insurance expenses	96,541	89,192	7,349	8%
Insurance commissions	27,555	38,618	(11,063)	(29)%
Interest expense	33,101	27,968	5,133	18%
Other operating expenses	164,716	164,954	(238)	*
Total benefits and expenses	923,827	859,184	64,643	8%
Income before income taxes	266,888	243,909	22,979	9%
Income taxes	93,082	86,718	6,364	7%
Net income	$173,806	$157,191	$16,615	11%

*	Less than 1%.
Total revenues. During 2012, total revenues increased due primarily to growth in the Term Life Insurance segment. This increase largely reflects incremental premiums on new term life insurance policies issued subsequent to the Citigroup reinsurance transactions ("New Term"). The Company also experienced an increase in commissions and fees revenue largely driven by higher sales and higher client asset values in our Investment and Savings Product segment in 2012. The reduction in the average size of our invested asset portfolio largely contributed to the decrease in net investment income for 2012. Realized investment gains were higher due to income received from certain fixed income securities that were tendered and gains from sales of invested assets to fund share repurchases during 2012.
Total benefits and expenses. Total benefits and expenses increased in 2012 primarily as a result of the growth in premium-related costs, which include benefits and claims, DAC amortization, and insurance expenses from the continued growth in our Term Life business. In addition, sales commissions on investment products were higher consistent with the increase in commissions and fees revenue noted above. These increased costs were partially offset by lower non-deferrable insurance commissions for 2012, which were attributable to changes in incentive programs for our sales representatives during 2012 that more directly relate to life policy acquisitions.
Income taxes. Our effective income tax rate was 34.9% in 2012 and 35.6% in 2011. The lower effective income tax rate during 2012 versus 2011 was primarily driven by decreasing Canadian statutory income tax rates combined with capital planning decisions to permanently reinvest certain unremitted Canadian earnings.
For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our actual results for the Term Life Insurance segment for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,193,280	$2,149,594	$43,686	2%
Ceded premiums	(1,649,622)	(1,688,953)	(39,331)	(2)%
Net premiums	543,658	460,641	83,017	18%
Allocated net investment income	69,022	62,688	6,334	10%
Other, net	30,357	31,666	(1,309)	(4)%
Total revenues	643,037	554,995	88,042	16%
Benefits and expenses:
Benefits and claims	239,346	197,159	42,187	21%
Amortization of DAC	104,272	89,474	14,798	17%
Insurance expenses	85,156	75,048	10,108	13%
Insurance commissions	9,599	19,396	(9,797)	(51)%
Interest expense	15,835	11,468	4,367	38%
Total benefits and expenses	454,208	392,545	61,663	16%
Income before income taxes	$188,829	$162,450	$26,379	16%
Net premiums. The increase in net premiums in 2012 is primarily due to the continued addition of New Term in-force business combined with the run-off of business subject to the Citigroup reinsurance transactions. While ceded premiums supporting YRT reinsurance programs for New Term are less than 20% of direct premiums, ceded premiums for the block of business coinsured by Citigroup are more than 80% of direct premiums. As a result, as we continue to build New Term and the block coinsured by Citigroup continues to run off, net premiums will continue to grow faster than direct premiums, albeit at a declining rate of growth.
Net premiums were also affected by ceded premium recovery transactions. Over the normal course of business, we reprocess a small portion of our reinsurance transactions that are either misprocessed or intentionally not processed on an automated basis due to system constraints. In the second quarter of 2012, the reprocessing of certain transactions resulted in an increase in net premiums of approximately $6.4 million that was substantially offset by a corresponding increase in benefits and claims, contributing to the 2012 growth rate in benefits and claims outpacing the growth rate in net premiums. Net premium growth in 2012 was also partially offset by ceded premium recoveries of approximately $8.7 million in the first quarter of 2011.
Allocated net investment income. The increase in allocated net investment income was largely attributable to higher allocated Term Life invested assets to support increased statutory reserves from growth in New Term business.
Benefits and claims. The increase in benefits and claims was largely indicative of growth in the Term Life business. The growth rate in benefits and claims outpaced the increase in net premiums primarily as a result of higher incurred claims during 2012 and the reprocessed reinsurance transactions discussed above, partially offset by a 2011 charge of approximately $4.0 million related to cumulative potential claims identified through cross-checking public death records for deceased policyholders for whom claims had not been filed and of which we previously had been unaware.
Amortization of DAC. The increase in amortization of DAC was largely attributable to growth in New Term business. The growth in DAC amortization was relatively consistent with the growth in net premiums year-over-year.
Insurance commissions. The decrease in insurance commissions was largely driven by changes to our agent incentive programs that resulted in a higher portion of commissions being deferred during 2012 compared to 2011.
Insurance expenses. Insurance expenses increased mainly due to higher premium-related taxes, licenses and fees as well as the run-off of expense allowances received under the Citigroup reinsurance agreements. Also contributing to the increase in 2012 was higher employee compensation costs from merit increases, an additional year of stock compensation amortization and the emergence of higher spending for information technology contracts. These increases were partially offset by certain 2011 costs that did not recur, including expenses associated with convention-related initiatives and the write-off of medical testing materials.

Interest expense. Interest expense increased due to the redundant reserve financing executed in 2012.
Product sales and face amount in force. We issued 222,558 new life insurance policies in 2012 compared with 237,535 new policies in 2011, primarily as a result of recruiting growth following our 2011 convention and the subsequent return to a normalized range of productivity during 2012.
The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,		Change
	2012	2011	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$664,955	$656,791	$8,164	1%
Issued face amount	68,053	73,146	(5,093)	(7)%
Terminations	(61,593)	(66,951)	(5,358)	(8)%
Foreign currency	(1,003)	1,969	(2,972)	*
Face amount in force, end of period(1)	$670,412	$664,955	$5,457	1%
____________________

*	Not meaningful
The total face amount of policies in force increased in 2012 reflecting lower terminations on existing policies, partially offset by a decline in the issued face amount of policies. The primary cause for the decrease in issued face amount during 2012 is the impact that the 2011 recruiting surge had on new policies issued in the prior year. The decrease in terminations resulted from higher persistency.
Investment and Savings Product Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$184,998	$170,362	$14,636	9%
Asset-based revenues	179,725	173,059	6,666	4%
Account-based revenues	38,510	41,997	(3,487)	(8)%
Other, net	10,732	11,285	(553)	(5)%
Total revenues	413,965	396,703	17,262	4%
Expenses:
Amortization of DAC	10,956	12,482	(1,526)	(12)%
Insurance commissions	9,070	8,851	219	2%
Sales commissions:
Sales-based	129,914	118,387	11,527	10%
Asset-based	61,491	57,901	3,590	6%
Other operating expenses	81,418	82,006	(588)	(1)%
Total expenses	292,849	279,627	13,222	5%
Income before income taxes	$121,116	$117,076	$4,040	3%

Supplemental information on the underlying metrics that drove results follows.

	Year ended December 31,		Change
	2012	2011	$	%
	(Dollars in millions and accounts in thousands)
Product sales:
Retail mutual funds	$2,346	$2,230	$116	5%
Annuities and other	1,902	1,674	228	14%
Total sales-based revenue generating product sales	4,248	3,904	344	9%
Segregated funds	328	332	(4)	(1)%
Managed accounts	136	29	107	*
Total product sales	$4,712	$4,265	$447	10%
Average client asset values:
Retail mutual funds	$24,214	$24,105	$109	*
Annuities and other	9,149	8,276	873	11%
Segregated funds	2,541	2,489	52	2%
Total average asset values in client accounts	$35,904	$34,870	$1,034	3%
Average number of fee-generating accounts:
Recordkeeping accounts	2,567	2,627	(60)	(2)%
Custodial accounts	1,945	1,956	(11)	(1)%
____________________

*	Less than 1% or not meaningful.
Commissions and fees. Commissions and fees increased largely due to higher product sales, as well as an increase in average client asset values. The increase in product sales was driven by higher mutual fund sales and new offerings of fixed-indexed annuities, which was partially offset by a decline in variable annuity sales. Higher asset-based revenues were primarily the result of the increase in average client asset values, which reflects market conditions combined with an increase in sales mix towards managed accounts products launched in 2011. The distribution of managed accounts results in higher ongoing asset-based revenues in lieu of upfront sales-based revenues. The increases in total revenues were slightly offset by a recordkeeping fee structure change that resulted in a decrease in account-based revenues and other operating expenses.
Amortization of DAC. The decrease in the rate of DAC amortization was primarily driven by the impact of improved investment returns on our Canadian segregated funds products.
Sales commissions. The increase in commissions was primarily driven by the increases in commissions and fees revenue noted above.
Other operating expenses. Other operating expenses remained comparatively flat year-over-year as the decrease in expenses from the change in the recordkeeping fee structure discussed above was mostly offset by increased legal fees and expenses, as well as higher employee compensation costs from merit increases and another year of stock compensation amortization. The increase in legal fees and expenses was primarily due to $2.9 million of expenses recorded in the fourth quarter of 2012 attributable to defending claims alleged by certain participants in the Florida Retirement System's defined benefit plan. See Note 15 (Commitments and Contingent Liabilities) to our consolidated and combined financial statements for more information.
Product sales. Investment and savings products sales were higher in 2012 compared to 2011 largely reflecting the introduction of our fixed indexed annuity and managed accounts products and greater sales of retail mutual funds.

Asset values in client accounts. Changes in asset values in client accounts were as follows:

	Year ended December 31,		Change
	2012	2011	$	%
	(Dollars in millions)
Asset values, beginning of period	$33,664	$34,869	$(1,205)	(3)%
Inflows	4,712	4,265	447	10%
Redemptions	(4,442)	(4,275)	167	4%
Change in market value, net and other	3,452	(1,195)	4,647	*
Asset values, end of period	$37,386	$33,664	$3,722	11%
____________________

*	Not meaningful.
Asset values in client accounts increased in 2012 largely due to improved market conditions. The growth in inflows was consistent with the increase in product sales volume. Redemptions increased during 2012 primarily due to the increase in average client asset values. In 2012, the rate of redemptions relative to average client asset values remained in line with 2011.
Corporate and Other Distributed Products Segment. Our actual results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$74,695	$79,873	$(5,178)	(6)%
Ceded premiums	(14,131)	(14,122)	9	*
Net premiums	60,564	65,751	(5,187)	(8)%
Commissions and fees	24,542	27,561	(3,019)	(11)%
Allocated net investment income	31,782	45,913	(14,131)	(31)%
Realized investment gains, including OTTI	11,382	6,440	4,942	77%
Other, net	5,443	5,730	(287)	(5)%
Total revenues	133,713	151,395	(17,682)	(12)%
Benefits and expenses:
Benefits and claims	39,401	45,537	(6,136)	(13)%
Amortization of DAC	3,370	2,078	1,292	62%
Sales commissions	13,164	15,434	(2,270)	(15)%
Insurance expenses	11,385	14,144	(2,759)	(20)%
Insurance commissions	8,886	10,371	(1,485)	(14)%
Interest expense	17,266	16,500	766	5%
Other operating expenses	83,298	82,948	350	*
Total benefits and expenses	176,770	187,012	(10,242)	(5)%
Loss before income taxes	$(43,057)	$(35,617)	$7,440	21%
 ____________________

*	Less than 1%.
Total revenues. Total revenues decreased during the year ended December 31, 2012 primarily due to lower net investment income from a lower average base of invested assets subsequent to share repurchases throughout 2012. The decline also resulted from the termination of our loan business and a decrease in our short-term disability product line. These decreases were partially offset by realized investment gains from the sale of invested assets sold to fund share repurchases during 2012.
Benefits and claims. Benefits and claims were lower primarily due to lower claims experienced on our short-term disability product, which is underwritten by NBLIC, our New York insurance subsidiary. Benefits and claims were also lower compared to the prior year due to the impact of an approximately $1.1 million charge recorded during 2011 to record cumulative potential claims related to cross-checking public death records to identify deceased policyholders for whom claims have not been filed and of which we were unaware, which did not repeat in the 2012.

Amortization of DAC. During the year ended December 31, 2012, DAC amortization increased approximately 62% primarily associated with refinements in policy estimates for student life products.
Insurance expenses. Insurance expenses were lower in 2012 in large part due to a charge for our estimated share of the liquidation plan for Executive Life Insurance Company of New York, an unaffiliated life insurance company, filed by the NYSDFS during 2011.
Sales commissions. The decrease in sales-based commissions was primarily driven by the decline in commissions and fees revenue related to the termination of our loan business.
Interest expense. Interest expense increased primarily due to the issuance of the Senior Notes in 2012, which was at higher principal amount versus the repaid Citigroup Note. This increase was partially offset by the comparatively lower interest rate on the Senior Notes.
Other operating expenses. The increase in other operating expenses is largely attributable to higher employee compensation costs from merit increases and an additional year of stock compensation amortization, partially offset by certain prior year charges.
2011 Compared to 2010
Primerica, Inc. and Subsidiaries Results. Our actual results of operations for the years ended December 31, 2011 and 2010 and our pro forma results of operations for the year ended December 31, 2010 were as follows:

			Actual 2011 v.			Actual 2011 v.
	Actual		Actual 2010 Change		Pro forma	Pro forma 2010 Change
	2011	2010	$	%	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,229,467	$2,181,074	$48,393	2%	$2,181,074	$48,393	2%
Ceded premiums	(1,703,075)	(1,450,367)	252,708	17%	(1,746,695)	(43,620)	(2)%
Net premiums	526,392	730,707	(204,315)	(28)%	434,379	92,013	21%
Commissions and fees	412,979	382,940	30,039	8%	382,940	30,039	8%
Net investment income	108,601	165,111	(56,510)	(34)%	110,376	(1,775)	(2)%
Realized investment gains, including OTTI	6,440	34,145	(27,705)	(81)%	34,145	(27,705)	(81)%
Other, net	48,681	48,960	(279)	*	48,960	(279)	*
Total revenues	1,103,093	1,361,863	(258,770)	(19)%	1,010,800	92,293	9%
Benefits and expenses:
Benefits and claims	242,696	317,703	(75,007)	(24)%	189,499	53,197	28%
Amortization of DAC	104,034	147,841	(43,807)	(30)%	82,287	21,747	26%
Sales commissions	191,722	180,054	11,668	6%	180,054	11,668	6%
Insurance expenses	89,192	105,132	(15,940)	(15)%	79,049	10,143	13%
Insurance commissions	38,618	48,182	(9,564)	(20)%	46,513	(7,895)	(17)%
Interest expense	27,968	20,872	7,096	34%	27,809	159	*
Other operating expenses	164,954	180,610	(15,656)	(9)%	183,686	(18,732)	(10)%
Total benefits and expenses	859,184	1,000,394	(141,210)	(14)%	788,897	70,287	9%
Income before income taxes	243,909	361,469	(117,560)	(33)%	221,903	22,006	10%
Income taxes	86,718	129,013	(42,295)	(33)%	79,810	6,908	9%
Net income	$157,191	$232,456	$(75,265)	(32)%	$142,093	$15,098	11%
___________________

*	Less than 1%.
We entered into the Citigroup reinsurance and reorganization transactions during March and April of 2010. As such, actual results for the year ended December 31, 2010 include three months of operations prior to the Citigroup reinsurance and reorganization transactions. Actual results for the year ended December 31, 2010 also include income attributable to the underlying policies that were reinsured to Citigroup on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances transferred to the Citigroup reinsurers and a portion of the distributions to Citigroup made as part of our corporate reorganization. Due to the April 2010 issuance of the Citigroup Note, interest expense only reflects nine months of interest expense in 2010. The Citigroup reinsurance transaction impacted the Term Life Insurance segment, while the reorganization transactions impacted both the Term Life Insurance and Corporate and Other Distributed Products segments, with the larger impact on the latter segment. The pro forma results presented above give effect to the Citigroup reinsurance and reorganization transactions, which are described more fully in Notes 2 and 3 to our pro forma statement of income included in "Primerica, Inc. and Subsidiaries Pro Forma Results." We believe that the 2010 pro forma results provide additional meaningful information necessary to evaluate our results of operations.
Total revenues. Total revenues declined in 2011 primarily as a result of the April 2010 Transactions. Excluding approximately $351.1 million of revenues in 2010 that would have been recognized by Citigroup had the April 2010 Transactions been effected on January 1, 2010, total revenues would have increased approximately $92.3 million, or 9%, compared with pro forma basis 2010. This increase primarily reflects incremental premiums on New Term policies issued subsequent to the Citigroup reinsurance transactions and an increase in commissions and fees, largely driven by increased sales of variable annuities in our Investment and Savings Product segment. The increase in total revenues relative to pro forma basis 2010 was partially offset by the decline in realized investment gains relative to 2010. Realized investment gains in 2010 were largely driven by sales of invested assets in anticipation of our corporate reorganization.
Total benefits and expenses. Total benefits and expenses were lower primarily as a result of the April 2010 Transactions. Excluding approximately $211.5 million of benefits and expenses in 2010 that would have been recognized by Citigroup had the April 2010 Transactions been effected on January 1, 2010, total benefits and expenses would have increased approximately $70.3 million, or 9%, compared with pro forma basis 2010. The increase in total benefits and expenses was primarily a result of the growth in our Term Life and Investment and Savings Products businesses and higher overall operating expenses, including the build out of incremental functions, processes and expenses associated with becoming a public company. The increase in benefits and claims and amortization of DAC, after giving effect to the April 2010 Transactions, was largely a result of the continued growth in our Term Life business following the Citigroup reinsurance transactions. Sales commissions were higher consistent with the increase in commission and fee revenue noted in total revenues above. Insurance expenses and other operating expenses increased primarily as a result of initiatives announced at our 2011 convention, higher premium taxes, lower expense allowances due to continued run-off in the block of business ceded to Citigroup and build out of our expenses post-IPO. The decrease in insurance commissions was largely attributable to the discontinuation of certain 2010 sales force incentive programs that were replaced with programs that more directly rewarded life policy acquisitions. As a result, this shift in incentive program structure increased the portion of 2011 incentive program expense deferrals.
Income taxes. Our effective income tax rate was 35.6% in 2011 and 35.7% in 2010.
For additional information on the effect of the April 2010 Transactions as well as the significant drivers of revenues and expenses, see the segment results discussions below.

Term Life Insurance Segment. Our actual results for the Term Life Insurance segment for the years ended December 31, 2011 and 2010 and our pro forma results of operations for the year ended December 31, 2010 were as follows:

			Actual 2011 v.			Actual 2011 v.
	Actual		Actual 2010 Change		Pro forma	Pro forma 2010 Change
	2011	2010	$	%	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,149,594	$2,100,709	$48,885	2%	$2,100,709	$48,885	2%
Ceded premiums	(1,688,953)	(1,436,041)	252,912	18%	(1,732,369)	(43,416)	(3)%
Net premiums	460,641	664,668	(204,027)	(31)%	368,340	92,301	25%
Allocated net investment income	62,688	110,633	(47,945)	(43)%	62,294	394	*
Other, net	31,666	33,267	(1,601)	(5)%	33,267	(1,601)	(5)%
Total revenues	554,995	808,568	(253,573)	(31)%	463,901	91,094	20%
Benefits and expenses:
Benefits and claims	197,159	277,653	(80,494)	(29)%	149,449	47,710	32%
Amortization of DAC	89,474	137,009	(47,535)	(35)%	71,455	18,019	25%
Insurance expenses	75,048	93,360	(18,312)	(20)%	67,277	7,771	12%
Insurance commissions	19,396	30,566	(11,170)	(37)%	28,897	(9,501)	(33)%
Interest expense	11,468	8,497	2,971	35%	11,309	159	1%
Total benefits and expenses	392,545	547,085	(154,540)	(28)%	328,387	64,158	20%
Income before income taxes	$162,450	$261,483	$(99,033)	(38)%	$135,514	$26,936	20%
____________________

*	Less than 1%.
We entered into the Citigroup reinsurance and reorganization transactions during March and April of 2010. As such, results for the year ended December 31, 2010 include three months of operations prior to the Citigroup reinsurance and reorganization transactions. Results for the year ended December 31, 2010 also include income attributable to the underlying policies that were reinsured to Citigroup on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances transferred to the Citigroup reinsurers and a portion of the distributions to Citigroup made as part of our corporate reorganization. From a statement of income perspective, these transactions impacted ceded premiums, net premiums, allocated net investment income, benefits and claims, amortization of DAC, insurance commissions, insurance expenses and interest expense. The 2010 Term Life Insurance segment pro forma results presented above give effect to the Citigroup reinsurance and reorganization transactions, which are described more fully in Notes 2 and 3 to our pro forma statement of income included in "Primerica, Inc. and Subsidiaries Pro Forma Results." We believe that the 2010 pro forma segment results provide additional meaningful information necessary to evaluate the results of operations for this segment.
Direct premiums. Direct premiums increased in 2011 primarily as a result of growth in New Term business and premium increases for policies reaching the end of their initial level premium period. The growth in direct premiums was consistent with the growth in face amount in force.
Ceded premiums. The increase in ceded premiums primarily reflects the impact of the Citigroup reinsurance transactions and the net impact of the ceded premium recoveries discussed in Note 5 (Reinsurance) to our consolidated and combined financial statements. Adjusting for approximately $296.3 million of additional premiums that would have been ceded to Citigroup in 2010 had the Citigroup reinsurance transactions been effected on January 1, 2010, ceded premium would have decreased approximately $43.4 million, or 3%, reflecting continued run-off of the business ceded to Citigroup, partially offset by age-based increases in YRT reinsurance premiums.
Net premiums. The decline in net premiums primarily reflects the impact on ceded premium of the Citigroup reinsurance transactions and the net impact of the ceded premium recoveries discussed in ceded premiums above. Excluding the premiums that would have been ceded to Citigroup in 2010 had the April 2010 Transactions been effected on January 1, 2010, net premiums would have increased approximately $92.3 million, or 25%, reflecting New Term premium growth.
Allocated net investment income. The decrease in allocated net investment income was largely attributable to the

Citigroup reinsurance and reorganization transactions. Excluding approximately $48.3 million of income earned in 2010 on assets that were transferred to Citigroup in connection with the reinsurance and reorganization transactions, allocated net investment income would have increased approximately $394,000, primarily reflecting a higher allocation as a result of the growth in New Term, substantially offset by the effect of lower asset returns in 2011.
Benefits and claims. The decrease in benefits and claims was largely attributable to the Citigroup reinsurance and reorganization transactions. Excluding approximately $128.2 million of expenses that would have been recognized by the Citigroup reinsurers in 2010 had the Citigroup reinsurance transactions been effected on January 1, 2010, benefits and claims would have increased approximately $47.7 million, or 32%, reflecting growth in the business and a charge of approximately $4.0 million to record cumulative potential claims related to cross-checking public death records to identify deceased policyholders for whom claims have not been filed and of which we were unaware. Excluding the impact of this charge, the growth in benefits and claims outpaced net premium growth primarily as a result of slightly higher mortality experience.
Amortization of DAC. The decrease in amortization of DAC was largely attributable to the Citigroup reinsurance and reorganization transactions. Excluding approximately $65.6 million of DAC amortization that would have been recognized by the Citigroup reinsurers in 2010 had the Citigroup reinsurance transactions been effected on January 1, 2010, DAC amortization would have increased approximately $18.0 million, or 25%. The growth in DAC amortization was in line with the growth in net premiums.
Insurance expenses. Insurance expenses decreased largely as a result of the Citigroup reinsurance transactions. Excluding approximately $26.1 million of expense allowances that would have been recognized in 2010 had the April 2010 Transactions been effected on January 1, 2010, insurance expenses would have increased approximately $7.8 million, or 12%. This increase in insurance expenses largely reflects the impact of premium-related taxes, licenses and fees growth, expense allowance run-off in the block of business ceded to Citigroup, expenses associated with convention initiatives, including the $50 IBA fee promotion and the write-off of medical testing materials, and build out of management compensation and benefits expense post-IPO. These items were partially offset by the 2011 release of management incentive compensation accruals for compensation earned in 2010 but paid in 2011 at a lower rate than had been anticipated.
Insurance commissions. The decrease in insurance commissions was primarily due to our stock compensation program containing certain non-deferrable characteristics in 2010, which were discontinued in 2011.
Product sales and face amount in force. We issued 237,535 new life insurance policies in 2011, compared with 223,514 new policies in 2010, primarily as a result of recruiting growth following our 2011 convention and strong demand for our TermNow product.
The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,		Change
	2011	2010	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$656,791	$650,195	$6,596	1%
Issued face amount	73,146	74,401	(1,255)	(2)%
Terminations	(66,951)	(70,964)	(4,013)	(6)%
Foreign currency	1,969	3,159	(1,190)	(38)%
Face amount in force, end of period	$664,955	$656,791	$8,164	1%
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

Investment and Savings Product Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$170,362	$142,606	$27,756	19%
Asset-based revenues	173,059	167,473	5,586	3%
Account-based revenues	41,997	41,690	307	*
Other, net	11,285	10,038	1,247	12%
Total revenues	396,703	361,807	34,896	10%
Expenses:
Amortization of DAC	12,482	9,330	3,152	34%
Insurance commissions	8,851	7,854	997	13%
Sales commissions:
Sales-based	118,387	101,022	17,365	17%
Asset-based	57,901	58,129	(228)	*
Other operating expenses	82,006	71,942	10,064	14%
Total expenses	279,627	248,277	31,350	13%
Income before income taxes	$117,076	$113,530	$3,546	3%
____________________

*	Less than 1%.
The Citigroup reinsurance and reorganization transactions had no impact on the Investment and Savings Products segment.
Supplemental information on the underlying metrics that drove results follows.

	Year ended December 31,		Change
	2011	2010	$	%
	(Dollars in millions and accounts in thousands)
Product sales:
Retail mutual funds	$2,230	$2,141	$89	4%
Annuities and other	1,674	1,169	505	43%
Total sales-based revenue generating product sales	3,904	3,310	594	18%
Segregated funds	332	314	18	6%
Managed accounts	29	—	29	*
Total product sales	$4,265	$3,624	$641	18%
Average client asset values:
Retail mutual funds	$24,105	$22,614	$1,491	7%
Annuities and other	8,276	7,095	1,181	17%
Segregated funds	2,489	2,199	290	13%
Total average asset values in client accounts	$34,870	$31,908	$2,962	9%
Average number of fee-generating accounts:
Recordkeeping accounts	2,627	2,728	(101)	(4)%
Custodial accounts	1,956	1,990	(34)	(2)%
____________________

*	Not meaningful.
Commissions and fees. Commissions and fees increased primarily as a result of economic and market trends and client demand. The increase in sales-based revenues reflects the impact of internal exchanges for the variable annuity products we offer. These internal exchanges were primarily driven by client redemptions of older variable annuity contracts to purchase the current Prime Elite IV variable annuity, which offers an attractive guaranteed income living benefit. Asset-based revenues were driven by higher average asset values during 2011 even though end-of-period asset values were slightly lower than 2010. Account-based revenues were relatively flat compared with 2010 as the impact of a 2011 recordkeeping fee structure change on certain accounts, which had no net effect on income before income taxes, was largely offset by a decline in the number of accounts for which we provide record-keeping services.
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
Product sales. Investment and savings products sales were higher in 2011 largely reflecting the impact of internal exchanges of variable annuities.
Asset values in client accounts. Changes in asset values in client accounts were as follows:

	Year ended December 31,		Change
	2011	2010	$	%
	(Dollars in millions)
Asset values, beginning of period	$34,869	$31,303	$3,566	11%
Inflows	4,265	3,624	641	18%
Redemptions	(4,275)	(3,691)	584	16%
Change in market value, net and other	(1,195)	3,633	(4,828)	*
Asset values, end of period	$33,664	$34,869	$(1,205)	(3)%
____________________

*	Not meaningful
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

Corporate and Other Distributed Products Segment. Our actual results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2011 and 2010 and our pro forma results of operations for the year ended December 31, 2010 were as follows:

			Actual 2011 v.			Actual 2011 v.
	Actual		Actual 2010 Change		Pro forma	Pro forma 2010 Change
	2011	2010	$	%	2010	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$79,873	$80,365	$(492)	*	$80,365	$(492)	*
Ceded premiums	(14,122)	(14,326)	(204)	(1)%	(14,326)	(204)	(1)%
Net premiums	65,751	66,039	(288)	*	66,039	(288)	*
Commissions and fees	27,561	31,171	(3,610)	(12)%	31,171	(3,610)	(12)%
Allocated net investment income	45,913	54,478	(8,565)	(16)%	48,080	(2,167)	(5)%
Realized investment gains, including OTTI	6,440	34,145	(27,705)	(81)%	34,145	(27,705)	(81)%
Other, net	5,730	5,655	75	1%	5,655	75	1%
Total revenues	151,395	191,488	(40,093)	(21)%	185,090	(33,695)	(18)%
Benefits and expenses:
Benefits and claims	45,537	40,050	5,487	14%	40,050	5,487	14%
Amortization of DAC	2,078	1,502	576	38%	1,502	576	38%
Sales commissions	15,434	20,903	(5,469)	(26)%	20,903	(5,469)	(26)%
Insurance expenses	14,144	11,772	2,372	20%	11,772	2,372	20%
Insurance commissions	10,371	9,762	609	6%	9,762	609	6%
Interest expense	16,500	12,375	4,125	33%	16,500	—	—%
Other operating expenses	82,948	108,668	(25,720)	(24)%	111,744	(28,796)	(26)%
Total benefits and expenses	187,012	205,032	(18,020)	(9)%	212,233	(25,221)	(12)%
Loss before income taxes	$(35,617)	$(13,544)	$22,073	*	$(27,143)	$8,474	31%
 ____________________

*	Less than 1% or not meaningful.
We entered into the reorganization transactions during March and April of 2010. As such, actual results for the year ended December 31, 2010 include three months of operations prior to the reorganization transactions. Actual results for the year ended December 31, 2010 include net investment income earned on the invested assets backing the distributions to Citigroup made as part of our corporate reorganization. Actual interest expense reflects nine months of expense due to the April 2010 issuance of the Citigroup Note. From a statement of income perspective, these transactions impacted net investment income, interest expense and other operating expenses. The 2010 Corporate and Other Distributed Products segment pro forma results presented above give effect to the reorganization transactions, which are described more fully in Note 3 to our pro forma statement of income included in "Primerica, Inc. and Subsidiaries Pro Forma Results." We believe that the 2010 pro forma segment results provide additional meaningful information necessary to evaluate the results of operations for this segment.
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
Interest expense. Interest expense for 2010 reflects only nine months of expense due to the April 1, 2010 issuance date of the Citigroup Note.
Other operating expenses. Other operating expenses were lower in 2011 largely due to the recognition of approximately $22.4 million of expenses associated with our IPO-related equity awards granted in the second quarter of 2010. Excluding the impact of this IPO-related expense, other operating expenses would have declined by $6.4 million, or 7%, primarily reflecting a decline in Citigroup expense allocations and other 2010 expenses related to our IPO. These items were partially offset by costs associated with various capital initiatives in 2011, charges associated with the discontinuation of our lending business, and a $2.7 million charge for the elimination of print inventories as the materials we produce are now predominantly used for internal consumption.

Primerica, Inc. and Subsidiaries Pro Forma Results. The following pro forma statement of income is intended to provide information about how the April 2010 Transactions would have affected our financial statements if they had been consummated as of January 1, 2010. Because the April 2010 Transactions were concluded during 2010, pro forma adjustment to our balance sheet was not necessary as of December 31, 2010. Based on the timing of the April 2010 Transactions, pro forma adjustments to our statement of income were necessary for the first three months of 2010. The pro forma statement of income does not necessarily reflect the results of operations that would have resulted had the April 2010 Transactions occurred as of January 1, 2010, nor should it be taken as indicative of our future results of operations. Our unaudited pro forma statement of income for the year ended December 31, 2010 is set forth below.

	Year ended December 31, 2010 Actual(1)	Adjustments for the Citigroup reinsurance transactions(2)		Adjustments for the reorganization and other concurrent transactions(3)		Year ended December 31, 2010 Pro forma
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$2,181,074	$—		$—		$2,181,074
Ceded premiums	(1,450,367)	(296,328)	(A)	—		(1,746,695)
Net premiums	730,707	(296,328)		—		434,379
Commissions and fees	382,940	—		—		382,940
Net investment income	165,111	(47,566)	(B)	(7,169)	(H)	110,376
Realized investment (losses) gains, including OTTI	34,145	—		—		34,145
Other, net	48,960	—		—		48,960
Total revenues	1,361,863	(343,894)		(7,169)		1,010,800
Benefits and expenses:
Benefits and claims	317,703	(128,204)	(C)	—		189,499
Amortization of DAC	147,841	(65,554)	(D)	—		82,287
Sales commissions	180,054	—		—		180,054
Insurance expenses	105,132	(26,083)	(E)	—		79,049
Insurance commissions	48,182	(1,669)	(E)	—		46,513
Interest expense	20,872	2,812	(F)	4,125	(I)	27,809
Other operating expenses	180,610	—		3,076	(J)	183,686
Total benefits and expenses	1,000,394	(218,698)		7,201		788,897
Income before income taxes	361,469	(125,196)		(14,370)		221,903
Income taxes	129,013	(44,137)	(G)	(5,066)	(G)	79,810
Net income	$232,456	$(81,059)		$(9,304)		$142,093

Earnings per share:
Basic	$3.09					$1.89
Diluted	$3.06					$1.87
Weighted-average shares:
Basic	72,099					72,099
Diluted	72,882					72,882
See accompanying notes to the pro forma statement of income.
Notes to the Pro Forma Statement of Income – Unaudited
(1) The actual statement of income included income attributable to the underlying policies that were reinsured to Citigroup on March 31, 2010 as well as net investment income earned on the invested assets backing the reinsurance balances and the distributions to Citigroup made as part of our corporate reorganization.
(2) Adjustments for the Citigroup reinsurance transactions.
Concurrent with the reorganization of our business and prior to completion of the IPO, we formed a new subsidiary,

Prime Re, and we made an initial capital contribution to it. We also entered into a series of coinsurance agreements with Prime Re and with other Citigroup subsidiaries. Under these agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at December 31, 2009. Concurrent with signing these agreements, we transferred the corresponding account balances in respect of the coinsured policies along with the assets to support the statutory liabilities assumed by Prime Re and the other Citigroup subsidiaries.
We believe that three of the Citigroup coinsurance agreements, which we refer to as the risk transfer agreements, satisfy U.S. GAAP risk transfer rules. Under the risk transfer agreements, we ceded between 80% and 90% of our term life future policy benefit reserves, and we transferred a corresponding amount of invested assets to the Citigroup reinsurers. These transactions did not and will not impact our future policy benefit reserves, and we recorded an asset for the same amount of risk transferred in due from reinsurers. We also reduced deferred acquisition costs by between 80% and 90%, which will reduce future amortization expenses. In addition, we will transfer between 80% and 90% of all future premiums and benefits and claims associated with these policies to the corresponding reinsurance entities. We will receive ongoing ceding allowances as a reduction to insurance expenses to cover policy and claims administration expenses under each of these reinsurance contracts. One coinsurance agreement, which we refer to as the deposit agreement, relates to a 10% reinsurance transaction that includes an experience refund provision and does not satisfy U.S. GAAP risk transfer rules. We account for this contract under the deposit method. Under deposit method accounting, the amount we pay to the reinsurer will be treated as a deposit and is reported on the balance sheet as an asset in other assets. The Citigroup coinsurance agreements did not generate any deferred gain or loss upon their execution because these transactions were part of a business reorganization among entities under common control. The net impact of these transactions was reflected as an increase in paid-in capital. Prior to the completion of the IPO, we effected a reorganization in which we transferred all of the issued and outstanding capital stock of Prime Re to Citigroup. Each of the assets and liabilities, including the invested assets and the distribution of Prime Re, was transferred at book value with no gain or loss recorded on our income statement.
For the year ended December 31, 2010, the pro forma statement of income assumes the reinsurance transactions were effected as of January 1, 2010 for policies in force as of year-end 2009.
(A) Reflects premiums ceded to the Citigroup reinsurers for the specific policies covered under the risk transfer agreements.
(B) Reflects net investment income on a pro-rata share of invested assets transferred to the Citigroup reinsurers. The net investment income was estimated by multiplying the actual investment income by the ratio of the amount of assets transferred to our total portfolio of invested assets. The amount also includes the change in fair value of the deposit asset related to the 10% reinsurance agreement being accounted for under the deposit method.
(C) Reflects benefits and claims ceded to the Citigroup reinsurers for the specific policies covered under the risk transfer agreements.
(D) Reflects the DAC amortization ceded to the Citigroup reinsurers for the specific policies covered under the risk transfer agreements.
(E) Reflects the non-deferred expense allowance received from the Citigroup reinsurers under the risk transfer agreements.
(F) Reflects a finance charge payable to the Citigroup reinsurer in respect of the deposit agreement. The annual finance charge is 3% of our excess reserves. Excess reserves are equal to the difference between our required statutory reserves and our economic reserves, which is the amount we determine is necessary to satisfy obligations under our in-force policies.
(G) Reflects income tax at the respective period’s effective tax rate.
(3) Adjustments for the reorganization and other concurrent transactions.
The pro forma statement of income for the year ended December 31, 2010 assumes the reorganization transactions were executed as of January 1, 2010.
(H) Reflects a pro-rata reduction of net investment income on assets distributed to Citigroup as an extraordinary distribution.
(I) Reflects interest expense on a $300.0 million, 5.5% interest note payable issued to Citigroup.
(J) Reflects expense associated with equity awards granted on April 1, 2010 in connection with the IPO. The $3.1 million expense reflects one quarter of vesting related to management awards that continue to vest over three years. These expenses are reflected in actual results for periods following the IPO.

Financial Condition
Investments. We have an investment committee composed of members of our senior management team that is responsible for establishing and maintaining our investment guidelines and supervising our investment activity. Our investment committee regularly monitors our overall investment results and our compliance with our investment objectives and guidelines. We use a third-party investment advisor to manage our investing activities. Our investment advisor reports to our investment committee.
We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity. In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We may also direct our investment managers to invest some of our invested asset portfolio in currencies other than the U.S. dollar. For example, a portion of our portfolio is invested in assets denominated in Canadian dollars, which, at minimum, would equal our reserves for policies denominated in Canadian dollars. Additionally, to help ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our invested asset portfolio and our general liability profile.
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
Details on asset mix were as follows:

	December 31, 2012		December 31, 2011
	Fair value	Amortized Cost	Fair value	Amortized Cost
U.S. government and agencies	*	*	1%	1%
Foreign government	6%	5%	5%	5%
States and political subdivisions	2%	2%	1%	1%
Corporate	68%	68%	64%	63%
Mortgage- and asset-backed securities	16%	17%	21%	21%
Equity securities	2%	2%	1%	1%
Trading securities	1%	*	1%	1%
Cash and cash equivalents	5%	6%	6%	7%
Total	100%	100%	100%	100%
____________________

*	Less than 1%.
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio were as follows:

	December 31,
	2012	2011
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.9 years	3.5 years
Average book yield of our fixed-maturity portfolio	5.32%	5.52%

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations ("NRSRO") designations and/or equivalent ratings. The distribution by rating of our investments in fixed-maturity securities, including those classified as trading securities, follows.

	December 31, 2012		December 31, 2011
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$317,104	18%	$428,748	24%
AA	132,021	8%	150,894	8%
A	403,029	24%	431,175	24%
BBB	777,719	45%	683,818	37%
Below investment grade	88,422	5%	125,594	7%
Not rated	1,049	*	770	*
Total	$1,719,344	100%	$1,820,999	100%
____________________

*	Less than 1%.
The ten largest issuers in our invested asset portfolio were as follows:

	December 31, 2012
Issuer	Cost or amortized cost	Fair value	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Canada	$28,455	$31,225	$2,770	AAA
General Electric Co	22,761	26,800	4,039	A
International Business Machines	12,323	13,470	1,147	AA-
Bank of America Corp	11,126	12,136	1,010	BBB
Province of Ontario Canada	9,412	11,741	2,329	AA-
National Rural Utilities Cooperative	7,188	10,574	3,386	A+
Iberdrola SA	9,447	10,570	1,123	BBB+
Prologis Inc	9,415	10,412	997	BBB-
Verizon Communications Inc	8,535	9,515	980	A-
Province of Quebec Canada	7,043	8,794	1,751	A+
Total – ten largest issuers	$125,705	$145,237	$19,532
Total – fixed-maturity and equity securities	$1,741,537	$1,924,161
Percent of total fixed-maturity and equity securities	7%	8%
For additional information on our invested asset portfolio, see Note 3 (Investments) and Note 4 (Fair Value of Financial Instruments) to our consolidated and combined financial statements.
Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Assets:
Due from reinsurers	$4,005,194	$3,855,318	$149,876	4%
Deferred policy acquisition costs, net	1,066,422	904,485	161,937	18%
Liabilities:
Future policy benefits	4,850,488	4,614,860	235,628	5%
Due from reinsurers. Due from reinsurers reflects future policy benefit and claim reserves due from third-party reinsurers, including the Citigroup reinsurers. Such amounts are reported as due from reinsurers rather than offsetting future policy benefits. The increase in due from reinsurers was largely driven by continued aging of the block of business ceded to Citigroup and growth in our New Term business.
Deferred policy acquisition costs, net. The increase in DAC was primarily a result of incremental commissions and expenses deferred as a result of new business, which was not subject to the Citigroup reinsurance agreements.

Future policy benefits. The increase in future policy benefits was primarily a result of the aging of and growth in our in-force book of business.
For additional information, see the notes to our consolidated and combined financial statements.

Liquidity and Capital Resources
Dividends and other payments to us from our subsidiaries are the principal sources of cash for the Parent Company. The amount of dividends paid by our subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payment of general operating expenses, the payment of dividends and the payment of principal and interest on outstanding debt. At December 31, 2012, the Parent Company had cash and invested assets of approximately $63.0 million.
The liquidity requirements of our subsidiaries principally relate to the liabilities associated with their distribution and underwriting of insurance products (including the payment of claims), distribution of investment and savings products, operating expenses, income taxes and the payment of dividends. Historically, our insurance subsidiaries have used cash flow from operations associated with our in-force book of term life insurance to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from policyholder premiums, ceded claim recoveries and allowances, and investment income earned on invested assets that support our statutory capital and reserves. We also derive cash inflows from the distribution of investment and savings products and other products. Our principal outflows relate to payments for claims and ceded premiums. The principal cash inflows from investment activities result from repayments of principal and investment income, while the principal outflows relate to purchases of fixed-maturity securities. We typically hold cash sufficient to fund operating flows, and invest any excess cash.
Our distribution and underwriting of term life insurance place significant demands on our liquidity, particularly when we experience growth. We pay a substantial majority of the sales commission during the first year following the sale of a policy. Our underwriting activities also require significant cash outflows at the inception of a policy’s term. However, we anticipate that cash flows from our businesses, including our existing block of term life policies and our investment and savings products, will continue to provide us with sufficient liquidity to meet our operating requirements over the next 12 months.
We may seek to enhance our liquidity position or capital structure through borrowings from third-party sources, sales of debt or equity securities, reserve financings or some combination of these sources. Additionally, we believe that cash flows from our businesses and potential sources of funding, as described above, will sufficiently support the long-term liquidity needs of the Company.
Significant Transactions. In April 2011, we filed a shelf registration statement with the SEC that enables us to offer and sell to the public our equity and debt securities from time to time as we may determine and enables certain of our significant stockholders to resell our shares of common stock held by them. Specific information regarding the terms and securities which may be offered pursuant to this registration statement will be provided at the time of such offering(s). Net proceeds of any offering of securities by us pursuant to this registration statement may be used for working capital and other general corporate purposes, which may include the repayment of outstanding indebtedness or repurchases of shares of our outstanding common stock. Pursuant to this registration statement, Citigroup sold an aggregate of approximately 20.1 million shares of our common stock in the open market in April 2011 and December 2011, and Warburg Pincus sold 3.6 million shares of our common stock in the open market in November 2012.
We repurchased approximately 8.9 million shares of our common stock from Citigroup during 2011. During 2012, we repurchased approximately 7.8 million shares of our common stock from Warburg Pincus and approximately 1.7 million in other transactions.
See "Notes Payable" below for information on our debt transactions in 2012.
The Model Regulation entitled Valuation of Life Insurance Policies, commonly known as Regulation XXX, requires insurers to carry statutory reserves for term life insurance policies with long-term premium guarantees which are often significantly in excess of the reserves that insurers deem necessary to satisfy claim obligations. Accordingly, many insurance companies have sought ways to reduce their capital needs by financing these excess reserves through bank financing, reinsurance arrangements and other financing transactions. We completed a Regulation XXX redundant reserve financing transaction during 2012, which is described in more detail in "Off-balance sheet arrangements" below and Note 15 (Commitments and Contingent Liabilities) to our consolidated and combined financial statements.
Cash Flows. Cash flows from operating activities are affected primarily by the timing of premiums received, commissions and fees received, claims paid, commissions paid to sales representatives, administrative and selling expenses, investment income, and cash taxes. Our principal source of cash historically has been premiums received on term life insurance policies in force.
We typically generate positive cash flows from operating activities, as premiums, net investment income, commissions and fees collected from our insurance and investment and savings products exceed benefits, commissions and operating expenses paid, and we invest the excess. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$119,978	$87,215	$40,856
Net cash provided by investing activities	66,649	128,699	739,574
Net cash used in financing activities	(211,086)	(206,556)	(1,289,893)
Effect of foreign exchange rate changes on cash	597	682	32,979
Change in cash and cash equivalents	$(23,862)	$10,040	$(476,484)
Operating activities. In 2012, net cash provided by operating activities was higher than in 2011 primarily due to cash received from the collection of premium revenue in excess of benefits and claims paid in our New Term business. The additional layering of net premiums from our New Term business has generated positive incremental cash flows after payments are made for policy acquisition costs during the first year that policies are issued. Proceeds from maturities of trading investments during 2012 further contributed to the increase in cash provided by operating activities. The increases in cash provided by operating activities was partially offset by funding of the deposit asset related to the 10% reinsurance agreement, the difference in the timing of payments to Citigroup for coinsurance activity, and the timing of amounts due from reinsurers.
Net cash provided by operating activities increased in 2011 as compared to 2010 largely due to higher 2010 income tax payments and other intercompany settlements paid to Citigroup in 2010 in connection with the April 2010 Transactions. The effect of these 2010 items were partially offset by lower net investment income in 2011, primarily as a result of the April 2010 Transactions. Net cash provided by operating activities for 2011 also reflects approximately $3.6 million of net purchases of trading securities by our broker-dealer subsidiary, compared with approximately $6.0 million of net sales and maturities in 2010.
Investing activities. Net cash provided by investing activities in 2012 was substantially driven by proceeds from the sale of available-for-sale investments to fund share repurchases, partially offset by cash paid for acquired investments. Although positive for 2012, net cash provided by investing activities was lower than in 2011 primarily due to lower proceeds from sales of investments needed to fund share repurchases during 2012. The Company primarily used proceeds from sales of investments to fund share repurchases in 2011, while proceeds from the issuance of the Senior Notes, cash from operations, and sales of investments were used to fund share repurchases in 2012.
The decline in cash provided by investing activities in 2011 compared to 2010 primarily reflects the impact of securities sales during the first quarter of 2010 as we increased our cash position to fund distributions to Citigroup in connection with the April 2010 Transactions.
Financing activities. Cash used in financing activities for 2012 was modestly higher than in 2011 as higher share repurchases and cash dividends paid to shareholders were mostly offset by the net increase in borrowings from the refinancing of our notes payable in July 2012.
In 2011, the decrease in net cash used in financing activities from 2010 was primarily due to the impact of the 2010 distributions paid to Citigroup in connection with the April 2010 Transactions as well as the first quarter of 2010 payment of the 2009 dividend declared to Citigroup. Net cash used in financing activities in 2011 also reflects the repurchase of our common stock from Citigroup in November 2011.
Notes Payable. In April 2010, we issued the $300.0 million Citigroup Note as part of our corporate reorganization. Prior to the issuance of the Citigroup Note, we had no outstanding debt. In July 2012, we publicly issued the Senior Notes for $375.0 million and used a portion of the net cash proceeds to repay the Citigroup Note in whole at a redemption price equal to 100% of the outstanding principal amount. We issued the Senior Notes at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature on July 15, 2022.
We were in compliance with the covenants of the Senior Notes at December 31, 2012. No events of default(s) occurred on the Senior Notes, or the Citigroup Note prior to its repayment, during the year ended December 31, 2012.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of December 31, 2012, our debt-to-capital ratio was 22.7%.

Rating Agencies. As of December 31, 2012, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior debt rating
Moody's	Baa2, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook
As of December 31, 2012, Primerica Life's financial strength ratings were as follows:

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
As of December 31, 2012, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth. Primerica Life's RBC ratio remained well positioned to support existing operations and fund future growth.
In Canada, an insurer’s minimum capital requirement is overseen by OSFI and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of December 31, 2012, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.
Securities Lending. We participate in securities lending transactions with brokers to increase investment income with minimal risk. See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 3 (Investments) to our consolidated and combined financial statements for additional information.
Short-term Borrowings. We had no short-term borrowings as of or during the year ended December 31, 2012.
Off-balance sheet arrangements. Effective March 31, 2012, Peach Re, Inc. ("Peach Re"), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, entered into a Credit Facility Agreement with Deutsche Bank (the "Credit Facility Agreement"). Under the Credit Facility Agreement, a letter of credit ("LOC") was issued to support certain obligations of Peach Re for a portion of reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under a coinsurance agreement ("Peach Re Coinsurance Agreement"), effective as of March 31, 2012. The LOC has a term of approximately fourteen years and was issued in an initial amount of $450.0 million. Subject to certain conditions, the amount of the LOC will be periodically increased to a maximum amount of $510.0 million in 2014.
See Note 15 (Commitments and Contingent Liabilities) to our consolidated and combined financial statements for more information.

Contractual Obligations. Our contractual obligations, including payments due by period, were as follows:

	December 31, 2012
	Total Liability	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Future policy benefits	$4,850	$19,538	$1,113	$2,280	$2,311	$13,834
Policy claims and other benefits payable	255	255	255	—	—	—
Other policyholder funds	346	346	346	—	—	—
Long-term debt principal	374	375	—	—	—	375
Interest obligations	8	232	25	49	47	111
Commissions	20	278	112	41	34	91
Purchase obligations	5	65	45	20	—	—
Operating lease obligations	n/a	89	7	13	13	56
Current income tax payable	28	28	28	—	—	—
Other liabilities	326	317	293	24	—	—
Total contractual obligations	$6,212	$21,523	$2,224	$2,427	$2,405	$14,467
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
Long-term debt principal relates to the Company's Senior Notes, and interest obligations (reported within Other liabilities in the Consolidated Balance Sheets) represent the expected future interest payments on outstanding debt held by the Company and expected future expense payments related to any issued letters of credit under the Credit Facility Agreement as of December 31, 2012.
Commissions represent gross, undiscounted commissions that we expect to incur, contingent on the policyholders continuing to renew their policies and make their premium payments as noted above. The total liability amount is reported within Other liabilities in the Consolidated Balance Sheets.
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These obligations consist primarily of accounts payable and certain accrued liabilities, including committed funds related to meetings and conventions for our independent sales force, plus a variety of vendor commitments funding our ongoing business operations. The total liability amount is reported within Other liabilities in the Consolidated Balance Sheets.
Our operating lease obligations primarily relate to office and warehouse space and office equipment. In September 2011, we signed an agreement to lease a new build-to-suit facility which will replace and consolidate substantially all of our existing Duluth, Georgia-based executive and home office operations. We expect the building to be complete and ready for occupancy in the first half of 2013. The initial lease term will be 15 years with estimated minimum annual rental payments ranging from approximately $4.5 million at inception to approximately $5.6 million in year 15. The leases covering our existing Duluth, Georgia-based executive and home office operations will terminate in the second quarter of 2013. As such, we do not expect a material increase in our operating lease expenditures, however the period over which we are contractually obligated for the executive and home office lease will extend to 2028.
Other liabilities are obligations reported within the Consolidated Balance Sheets and consist primarily of amounts due under reinsurance agreements and general accruals and payables. The total payments within the table differ from the amounts presented in the Consolidated Balance Sheets due to the exclusion of amounts where a reasonable estimate of the period of settlement cannot be determined.
For additional information concerning our commitments and contingencies, see Note 15 (Commitments and Contingent Liabilities) to our consolidated and combined financial statements.

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
The following discussion about the potential effects of changes in interest rates and Canadian currency exchange rates is based on shock-tests, which model the effects of interest rate and Canadian exchange rate shifts on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock tests for changes in interest rates and Canadian currency exchange rates may have some limited use as benchmarks, they should not be viewed as forecasts. These disclosures also are selective in nature and address, in the case of interest rates, only the potential direct impact on our financial instruments and, in the case of Canadian currency exchange rates, the potential translation impact on net income from our Canadian subsidiaries. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates and Canadian currency exchange rates.
Interest Rate Risk. The fair value of the fixed-maturity securities in our invested asset portfolio as of December 31, 2012 was approximately $1.9 billion. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolios to decline by approximately $66.5 million, or approximately 4%, based on our actual securities positions as of December 31, 2012.
If interest rates remain at or near historically low levels, we anticipate the average yield of our fixed income investment portfolio, and therefore the investment income derived from it, to decrease as maturing fixed income investments will be replaced with purchases of lower yielding investments. Approximately $191.0 million of our fixed income investment portfolio with an average book yield of around 5.7% is scheduled to mature during 2013.
Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. For the year ended December 31, 2012, 19% of our revenues from operations, excluding realized investment gains, were generated by our Canadian operations. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar has the opposite effect. Historically, we have not hedged this exposure, although we may elect to do so in future periods.
One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2012. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the year ended December 31, 2012 by approximately $6.1 million.
Credit Risk. We extensively use reinsurance in the United States to diversify our insurance and underwriting risk and to manage our loss exposure to mortality risk. Reinsurance does not relieve us of our direct liability to our policyholders. Due to factors such as insolvency, adverse underwriting results or inadequate investment returns, our reinsurers may not be able to pay the amounts they owe us on a timely basis or at all. Further, reinsurers might refuse or fail to pay losses that we cede to them or might delay payment. To limit our exposure with any one reinsurer, we monitor the concentration of credit risk we have with our reinsurance counterparties, as well as their financial condition. We manage this reinsurer credit risk through analysis and monitoring of the credit-worthiness of each of our reinsurance partners to minimize collection issues. Also, for reinsurance contracts with unauthorized reinsurers, we require collateral such as letters of credit. For information on our reinsurance exposure and reinsurers, see Note 5 (Reinsurance) to our consolidated and combined financial statements.

We also bear credit risk on our investment portfolio related to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest. In an effort to meet business needs and mitigate credit and other portfolio risks, we established investment guidelines that provide restrictions on our portfolio’s composition, including limits on asset type, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition" included elsewhere in this report for details on our investment portfolio, including investment strategy, asset mix, and credit ratings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The stockholders and board of directors of Primerica, Inc.:
We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated and combined statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated and combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
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
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Primerica, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated and combined financial statements, in April 2010 the Company completed its initial public offering and a series of related transactions. Also as discussed in Note 1 to the consolidated and combined financial statements, the Company retrospectively adopted the provisions of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, as of January 1, 2012.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primerica, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Atlanta, Georgia
February 27, 2013

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2012	2011
	(In thousands)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,711,582 in 2012 and $1,811,359 in 2011)	$1,887,014	$1,959,156
Equity securities available for sale, at fair value (cost: $29,955 in 2012 and $21,329 in 2011)	37,147	26,712
Trading securities, at fair value (cost: $7,740 in 2012 and $9,793 in 2011)	7,762	9,640
Policy loans	24,613	25,996
Total investments	1,956,536	2,021,504
Cash and cash equivalents	112,216	136,078
Accrued investment income	19,540	21,579
Due from reinsurers	4,005,194	3,855,318
Deferred policy acquisition costs, net	1,066,422	904,485
Premiums and other receivables	170,656	163,845
Intangible assets, net	69,816	71,928
Deferred income taxes	17,256	—
Other assets	302,126	268,485
Separate account assets	2,618,115	2,408,598
Total assets	$10,337,877	$9,851,820
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$4,850,488	$4,614,860
Unearned premiums	6,056	7,022
Policy claims and other benefits payable	254,533	241,754
Other policyholders’ funds	345,721	340,766
Notes payable	374,433	300,000
Current income tax payable	28,407	33,177
Deferred income taxes	86,204	48,139
Other liabilities	358,577	381,496
Payable under securities lending	139,927	149,358
Separate account liabilities	2,618,115	2,408,598
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,062,461	8,525,170
Stockholders’ equity:
Common stock ($.01 par value; authorized 500,000 in 2012 and 2011; and issued 56,374 shares in 2012 and 64,883 shares in 2011)	564	649
Paid-in capital	602,269	835,232
Retained earnings	503,173	344,104
Accumulated other comprehensive income, net of income tax:
Unrealized foreign currency translation gains	55,487	51,248
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	114,958	97,082
Net unrealized investment losses other-than-temporarily impaired	(1,035)	(1,665)
Total stockholders’ equity	1,275,416	1,326,650
Total liabilities and stockholders’ equity	$10,337,877	$9,851,820
See accompanying notes to consolidated and combined financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Income

	Year ended December 31,
	2012	2011	2010
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$2,267,975	$2,229,467	$2,181,074
Ceded premiums	(1,663,753)	(1,703,075)	(1,450,367)
Net premiums	604,222	526,392	730,707
Commissions and fees	427,775	412,979	382,940
Net investment income	100,804	108,601	165,111
Realized investment gains (losses), including other-than-temporary impairment losses	11,382	6,440	34,145
Other, net	46,532	48,681	48,960
Total revenues	1,190,715	1,103,093	1,361,863
Benefits and expenses:
Benefits and claims	278,747	242,696	317,703
Amortization of deferred policy acquisition costs	118,598	104,034	147,841
Sales commissions	204,569	191,722	180,054
Insurance expenses	96,541	89,192	105,132
Insurance commissions	27,555	38,618	48,182
Interest expense	33,101	27,968	20,872
Other operating expenses	164,716	164,954	180,610
Total benefits and expenses	923,827	859,184	1,000,394
Income before income taxes	266,888	243,909	361,469
Income taxes	93,082	86,718	129,013
Net income	$173,806	$157,191	$232,456
Earnings per share:
Basic	$2.77	$2.11	$3.09	(1)
Diluted	$2.71	$2.08	$3.06	(1)
Weighted-average shares used in computing earnings per share:
Basic	61,059	72,283	72,099	(1)
Diluted	62,401	73,107	72,882	(1)
(1) Pro forma basis using weighted-average shares, including the shares issued or issuable upon lapse of restrictions following our April 1, 2010 corporate reorganization as though they had been issued and outstanding on January 1, 2010.

Supplemental disclosures:
Total impairment losses	$(1,204)	$(2,198)	$(12,711)
Impairment losses recognized in other comprehensive income before income taxes	563	183	553
Net impairment losses recognized in earnings	(641)	(2,015)	(12,158)
Other net realized investment gains	12,023	8,455	46,303
Realized investment gains, including other-than-temporary impairment losses	$11,382	$6,440	$34,145
Dividends declared per share	$0.24	$0.10	$0.02
See accompanying notes to consolidated and combined financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Comprehensive Income

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$173,806	$157,191	$232,456
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains on investment securities	39,945	3,839	114,867
Reclassification adjustment for realized investment gains included in net income	(11,475)	(5,926)	(33,510)
Reclassification adjustment for unrealized gains on investment securities transferred	—	—	(132,688)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains	4,221	(3,645)	19,639
Total other comprehensive income (loss) before income taxes	32,691	(5,732)	(31,692)
Income tax expense (benefit) related to items of other comprehensive income (loss)	9,946	(1,457)	(12,763)
Other comprehensive income (loss), net of income taxes	22,745	(4,275)	(18,929)
Total comprehensive income	$196,551	$152,916	$213,527
See accompanying notes to consolidated and combined financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Stockholders’ Equity

	Year ended December 31,
	2012	2011	2010
	(In thousands, except per-share amounts)
Common stock:
Balance, beginning of period	$649	$728	$—
Repurchases of shares	(99)	(180)	—
Net issuance of common stock	14	101	728
Balance, end of period	564	649	728
Paid-in capital:
Balance, beginning of period	835,232	1,010,635	1,124,096
Share-based compensation	33,236	29,444	46,094
Net issuance of common stock	(14)	(101)	(727)
Repurchases of shares	(268,113)	(203,929)	—
Net capital contributed by Citigroup	1,928	1,426	295,168
Issuance of warrants to Citigroup	—	—	18,464
Issuance of note payable to Citigroup	—	—	(300,000)
Tax election under Section 338(h)(10) of the Internal Revenue Code	—	(2,243)	(172,460)
Balance, end of period	602,269	835,232	1,010,635
Treasury Stock:
Balance, beginning of period	—	—	—
Treasury stock acquired	—	—	(75,420)
Treasury stock issued, at cost	—	—	41,056
Treasury stock retired	—	—	34,364
Balance, end of period	—	—	—
Retained earnings:
Balance, beginning of period	344,104	194,225	3,473,306
Net income	173,806	157,191	232,456
Dividends	(14,737)	(7,312)	(1,502)
Distributions of warrants to Citigroup	—	—	(18,464)
Distributions to Citigroup	—	—	(3,491,571)
Balance, end of period	503,173	344,104	194,225
Accumulated other comprehensive income:
Balance, beginning of period	146,665	150,940	169,869
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(18) in 2012, $0 in 2011, and $4,630 in 2010	4,239	(3,645)	15,009
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $9,624 in 2012, $(1,785) in 2011, and $(24,848) in 2010	17,876	(1,240)	(47,783)
Change in net unrealized investment gains (losses) other-than-temporarily impaired, net of income tax expense of $340 in 2012, $328 in 2011, and $7,455 in 2010	630	610	13,845
Balance, end of period	169,410	146,665	150,940
Total stockholders’ equity	$1,275,416	$1,326,650	$1,356,528
See accompanying notes to consolidated and combined financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$173,806	$157,191	$232,456
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	243,062	85,464	71,037
Deferral of policy acquisition costs	(268,154)	(263,603)	(259,201)
Amortization of deferred policy acquisition costs	118,598	104,034	147,841
Deferred tax provision	13,332	(3,424)	19,678
Change in income taxes	(12,707)	(16,733)	(40,899)
Realized investment (gains) losses, including other-than-temporary impairments	(11,382)	(6,440)	(34,145)
Accretion and amortization of investments	(2,766)	(2,818)	(1,878)
Depreciation and amortization	10,095	10,731	10,063
Change in due from reinsurers	(149,876)	(4,292)	(72,172)
Change in due to/from affiliates	—	—	(44,012)
Change in premiums and other receivables	(762)	3,464	(7,129)
Trading securities sold, matured, or called (acquired), net	35,738	3,597	(5,994)
Share-based compensation	18,944	17,886	46,592
Change in other operating assets and liabilities, net	(47,950)	2,158	(21,381)
Net cash provided by (used in) operating activities	119,978	87,215	40,856
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities - sold	304,838	214,807	993,278
Fixed-maturity securities - matured or called	263,351	375,124	514,132
Equity securities	2,828	3,037	36,566
Available-for-sale investments acquired:
Fixed-maturity securities	(492,094)	(460,459)	(787,683)
Equity securities	(5,680)	(144)	(7,560)
Other, net	(6,594)	(3,666)	(9,159)
Cash collateral received (returned) on loaned securities, net	(9,431)	(32,368)	(328,375)
Sales (purchases) of short-term investments using securities lending collateral, net	9,431	32,368	328,375
Net cash provided by (used in) investing activities	66,649	128,699	739,574
Cash flows from financing activities:
Dividends paid ($0.24 per share in 2012, $0.10 per share in 2011, and $0.02 per share in 2010)	(14,737)	(7,312)	(1,502)
Common stock repurchased	(268,212)	(204,109)	—
Excess tax benefits on share-based compensation	5,266	4,865	—
Net distributions to Citigroup	—	—	(1,288,391)
Proceeds from issuance of Senior Notes, net of discount	374,411	—	—
Payment of note issued to Citigroup	(300,000)	—	—
Payments of deferred financing costs	(7,814)	—	—
Net cash provided by (used in) financing activities	(211,086)	(206,556)	(1,289,893)
Effect of foreign exchange rate changes on cash	597	682	32,979
Change in cash and cash equivalents	(23,862)	10,040	(476,484)
Cash and cash equivalents, beginning of period	136,078	126,038	602,522
Cash and cash equivalents, end of period	$112,216	$136,078	$126,038

Supplemental disclosures of cash flow information:
Income taxes paid	$85,365	$96,305	$260,275
Interest paid	38,416	27,555	13,695
Impairment losses included in realized investment gains (losses), including other-than-temporary impairments	641	2,015	12,158
Non-cash activities:
Share-based compensation	$33,236	$29,444	$46,094
Net contributions from (distributions to) Citigroup	1,961	1,426	(1,908,012)
See accompanying notes to consolidated and combined financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements

(1)	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies
Description of Business. Primerica, Inc. (the "Parent Company"), together with its subsidiaries (collectively, "we", "us" or the "Company"), is a leading distributor of financial products to middle income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc. (“PFS”), a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada ("Primerica Life Canada"); and PFS Investments Inc. (“PFS Investments”), an investment products company and broker-dealer. Primerica Life, domiciled in Massachusetts, owns National Benefit Life Insurance Company ("NBLIC"), a New York life insurance company. Each of these entities was indirectly wholly owned by Citigroup Inc. (together with its non-Primerica affiliates, "Citigroup") through March 31, 2010.
On March 31, 2010, Primerica Life, Primerica Life Canada and NBLIC entered into significant coinsurance transactions with Prime Reinsurance Company, Inc. ("Prime Re") and two affiliates of Citigroup (collectively, the "Citigroup reinsurers"). In April 2010, Citigroup transferred the legal entities that comprise our business to us, and we completed a series of transactions, including the distribution of Prime Re to Citigroup and an initial public offering of our common stock by Citigroup pursuant to the Securities Act of 1933, as amended (the "IPO").
We were incorporated in Delaware in 2009 by Citigroup to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citigroup. These businesses, which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citigroup, were transferred to us on April 1, 2010. In conjunction with our reorganization, we issued to a wholly owned subsidiary of Citigroup: (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citigroup in the IPO; 16,412,440 shares of common stock were subsequently sold by Citigroup in April 2010 to certain private equity funds managed by Warburg Pincus LLC ("Warburg Pincus") (the "private sale"); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with the IPO; (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock, which were subsequently transferred by Citigroup to Warburg Pincus pursuant to the private sale; and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the "Citigroup Note"). Prior to our corporate reorganization, we had no material assets or liabilities. Upon completion of the corporate reorganization, we became a holding company with our primary asset being the capital stock of our operating subsidiaries and our primary liability being the Citigroup Note, which has was repaid during 2012.
We capitalized Peach Re, Inc. ("Peach Re"), a special purpose financial captive insurance company domiciled in Vermont and wholly owned subsidiary of Primerica Life, and Primerica Life ceded to Peach Re certain level premium term life insurance policies pursuant to a coinsurance agreement (the "Peach Re Coinsurance Agreement"), effective March 31, 2012.
Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These principles are established primarily by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect financial statement balances, revenues and expenses and cash flows, as well as the disclosure of contingent assets and liabilities. Management considers available facts and knowledge of existing circumstances when establishing the estimates included in our financial statements.
Use of Estimates. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs ("DAC"), and liabilities for future policy benefits and unpaid policy claims. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.
Consolidation. The accompanying consolidated and combined financial statements include the accounts of the Company and those entities required to be consolidated or combined under applicable accounting standards. All material intercompany profits, transactions, and balances among the consolidated or combined entities have been eliminated. Financial statements for 2012, 2011, and the last nine months of 2010 have been consolidated and include those assets, liabilities, revenues and expenses directly attributable to the Company's operations. Financial statements for the first three months of 2010 have been combined and include those assets, liabilities, revenues and expenses directly attributable to the Company's operations. All material intercompany profits, transactions, and balances among the consolidated or combined entities have been eliminated.
Reclassifications. Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on net income or total stockholders' equity.
Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated and combined financial statements at December 31, 2012.
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
Investments are reviewed on a quarterly basis for other-than-temporary impairments ("OTTI"). Credit risk, interest rate risk, duration of the unrealized loss, actions taken by ratings agencies, and other factors are considered in determining whether an unrealized loss is other-than-temporary. Our consolidated and combined statements of income for the three years ended December 31, 2012 reflect the impairment on debt securities that we intend to sell or would more-likely than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale ("AFS") debt securities that we have no intent to sell and believe that it more-likely than-not we will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the remainder is recognized in accumulated other comprehensive income ("AOCI") in the accompanying consolidated and combined financial statements. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security. Any subsequent changes in fair value of the security related to non-credit factors recognized in other comprehensive income are presented as an adjustment to the amount previously presented in the net unrealized investment gains (losses) other-than-temporarily impaired category of accumulated other comprehensive income.
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
Reinsurance. We use reinsurance extensively, utilizing yearly renewable term ("YRT") and coinsurance agreements. Under YRT agreements, we reinsure only the mortality risk, while under coinsurance, we reinsure a proportionate part of all risks arising under the reinsured policy. Under coinsurance, the reinsurer receives a proportionate part of the premiums, less commission allowances, and is liable for a corresponding part of all benefit payments.
All reinsurance contracts in effect for 2012 and 2011 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.
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
The components of intangible assets were as follows:

	December 31,
	2012			2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)			(In thousands)
Amortizing intangible assets	$86,162	$(61,621)	$24,541	$84,871	$(58,218)	$26,653
Indefinite-lived intangible asset	45,275	n/a	45,275	45,275	n/a	45,275
Total intangible assets	$131,437	$(61,621)	$69,816	$130,146	$(58,218)	$71,928
We have an amortizing intangible asset related to a 1995 sales agreement termination payment to Management Financial Services, Inc., which represents approximately $23.3 million of the net carrying amount of our amortizing intangible assets. This asset is supported by a non-compete agreement with the founder of our business model. We calculate the amortization of this contract buyout on a straight-line basis over 24 years, which represents the life of the non-compete agreement. Intangible asset amortization expense was approximately $3.4 million in both 2012 and 2011 and $3.5 million in 2010. Amortization expense is expected to be approximately $3.4 million annually during the remainder of the amortization period. No events have occurred during 2012, and no factors exist as of December 31, 2012 that would indicate that the net carrying value of the contract buyout intangible asset may not be recoverable or will not be used throughout its estimated useful life.
We also have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with our sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of October 1, 2012 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.
Property, Plant, and Equipment. Equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the remaining life of the lease. Computer hardware, internal-use software, and other equipment are depreciated over three to five years. Furniture is depreciated over seven years. Property, plant and equipment were as follows:

	December 31,
	2012	2011
	(In thousands)
Data processing equipment and software	$56,872	$53,388
Leasehold improvements	14,201	14,223
Other, principally furniture and equipment	24,933	24,120
	96,006	91,731
Accumulated depreciation	(82,648)	(78,794)
Net property, plant, and equipment	$13,358	$12,937
Depreciation expense is included in other operating expenses in the accompanying consolidated and combined statements of income. Depreciation expense was $6.1 million, $7.3 million, and $6.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Separate Accounts. The separate accounts are primarily comprised of contracts issued by the Company through its subsidiary, Primerica Life Canada, pursuant to the Insurance Companies Act (Canada). The Insurance Companies Act authorizes Primerica Life Canada to establish the separate accounts.
The separate accounts are represented by individual variable insurance contracts. Purchasers of variable insurance contracts issued by Primerica Life Canada have a direct claim to the benefits of the contract that entitles the holder to units in one or more investment funds (the "Funds") maintained by Primerica Life Canada. The Funds invest in assets that are held for the benefit of the owners of the contracts. The benefits provided vary in amount depending on the market value of the Funds' assets. The Funds' assets are administered by Primerica Life Canada and are held separate and apart from the general assets of the Company. The liabilities reflect the variable insurance contract holders' interests in variable insurance assets based upon actual investment performance of the respective Funds. Separate account operating results relating to contract holders' interests are excluded from our consolidated and combined statements of income.

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
Policyholder Liabilities. Future policy benefits are accrued over the current and expected renewal periods of the contracts. Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method, including assumptions as to investment yields, mortality, persistency, and other assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The underlying mortality tables are the Society of Actuaries ("SOA") 65-70, SOA 75-80, SOA 85-90, and the 91 Bragg, modified to reflect various underwriting classifications and assumptions. Investment yield reserve assumptions at December 31, 2012 and 2011 ranged from approximately 3.5% to 7.0%. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.
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
Litigation. The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Legal contingencies are recognized when probable and can be reasonably estimated. Legal costs, such as attorney's fees and other litigation-related expenses, that are incurred in connection with resolving litigation are expensed as incurred. These disputes are subject to uncertainties, including indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. Due to the difficulty of estimating costs of litigation, actual costs may be substantially higher or lower than any amounts reserved.
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
During the first quarter of 2010, our federal income tax return was included as part of Citigroup's consolidated federal income tax return. On March 30, 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citigroup. In accordance with the tax separation agreement, Citigroup will be responsible for and shall indemnify and hold the Company harmless from and against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability with respect to the Company for any taxable period ending on or before April 7, 2010, the closing date of the IPO. After the closing date, the Company was no longer part of Citigroup's consolidated federal income tax return. As a result of the separation from Citigroup, the Company is required to file two consolidated income tax returns for five tax years, which is expected to cover the tax years ending December 31, 2010 through December 31, 2014. Primerica Life and NBLIC will comprise one of the U.S. consolidated tax groups, while the Parent Company and the remaining U.S. subsidiaries will comprise the second U.S. consolidated tax group. The method of allocation between companies is pursuant to a written agreement. Allocation is based upon separate return calculations with credit for net losses as utilized. Allocations are calculated and settled quarterly.
Premium Revenues. Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and are primarily related to term products. Premiums are recognized as revenues when due.

Commissions and Fees. We receive commission revenues from the sale of various non-life insurance products on a monthly basis. Commissions are received primarily on sales of mutual funds and annuities. We primarily receive trail commission revenues from mutual fund and annuity products on a monthly basis based on the daily net asset value of shares sold by us. We, in turn, pay certain commissions to our sales force. Additionally, we receive marketing and support fees from product originators. We also receive management fees based on the average daily net asset value of managed accounts and contracts related to separate account assets issued by Primerica Life Canada.
We earn recordkeeping fees for administrative functions that we perform on behalf of several of our mutual fund providers and custodial fees for services performed as a non-bank custodian of our clients' retirement plan accounts. These fees are recognized as income during the period in which they are earned.
We also receive recordkeeping fees monthly from mutual fund accounts on our servicing platform and, in turn, pay a third-party provider for its servicing of certain of these accounts.
Benefits and Expenses. Benefit and expense items are charged to income in the period in which they are incurred. Both the change in policyholder liabilities, which is included in benefits and claims, and the amortization of deferred policy acquisition costs will vary with policyholder persistency.
Share-Based Transactions. For employee share-based compensation, we determine a grant date fair value and recognize the related compensation expense, adjusted for expected forfeitures, in the statement of income over the vesting period of the respective awards. For non-employee share-based compensation, we recognize the impact throughout the vesting period, and the fair value of the award is based on the vesting date. To the extent that a share-based award contains sale restrictions extending beyond the vesting date, we reduce the recognized fair value of the award to reflect the corresponding illiquidity discount. Certain non-employee share-based compensation is an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred. We defer these expenses and amortize the impact over the life of the underlying life insurance policies acquired.
Earnings Per Share ("EPS"). The Company has outstanding common stock, warrants, and equity awards. Both the vested and unvested equity awards maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. These equity awards are deemed participating securities for purposes of calculating EPS.
We compute basic EPS by dividing net income available for common shareholders by the weighted average number of common shares and fully vested equity awards outstanding for the period. Diluted EPS is calculated similarly but reflects the potential dilution that would occur if dilutive share equivalents (warrants, etc.) were exercised and unvested equity awards were vested.
See Note 12 (Earnings Per Share) for details related to the calculations of our basic and diluted EPS.
Discontinued Operations. Primerica Financial Services Home Mortgages, Inc. ("Primerica Mortgages"), our U.S. loan brokering company, ceased its loan brokering activities in all states in which it held licenses effective December 31, 2011. As of January 1, 2012, Primerica Mortgages no longer accepts loan requests from U.S. clients. The related financial impact is immaterial to our financial statements and will not have a material impact on our business.

New Accounting Principles
Accounting for Deferred Policy Acquisition Costs. In October 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts ("ASU 2010-26"). ASU 2010-26 defined deferred acquisition costs as incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. All other acquisition-related costs, including unsuccessful acquisition and renewal efforts, will be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and will be charged to expense as incurred. We retrospectively adopted ASU 2010-26 in our fiscal year beginning January 1, 2012. The impact of adoption was as follows:

(In thousands, except per-share amounts)
Reduction as of January 1, 2010:
Stockholders' equity	$176,502

Reduction as of December 31, 2010:
Deferred policy acquisition costs, net	$114,265
Stockholders' equity	74,964

Reduction for the year ended December 31, 2010:
Net income	$25,322
Basic earnings per share	0.34
Diluted earnings per share	0.34

Reduction as of December 31, 2011:
Deferred policy acquisition costs, net	$146,152
Stockholders' equity	95,991

Reduction for the year ended December 31, 2011:
Net income	$21,085
Basic earnings per share	0.28
Diluted earnings per share	0.28
The adoption of ASU 2010-26 had no impact on our cash flows or required capital and did not impact the accounting for acquisition costs related to Canadian segregated funds.
Fair Value Measurement Amendments. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement ("ASU 2011-04"). The primary provisions of ASU 2011-04 result in common fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurement, including requiring quantitative disclosures about the unobservable inputs used in fair value measurements. The amendments in the update were applied prospectively for our fiscal year beginning January 1, 2012. This update did not impact our financial position or results of operations.

(2) Segment Information
We have two primary operating segments - Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes mutual funds and variable annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. In the United States, we distribute mutual fund and annuity products of several third-party companies. We also earn fees for account servicing on a subset of the mutual funds we distribute. In Canada, we offer a Primerica-branded fund-of-funds mutual fund product, as well as mutual funds of well-known mutual fund companies. These two operating segments are managed separately because their products serve different needs - term life insurance protection versus wealth-building savings products.
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
Assets specifically related to a segment are held in that segment. We allocate invested assets to the Term Life Insurance segment based on the book value of invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Remaining invested assets and all unrealized gains and losses are allocated to the Corporate and Other Distributed Products segment. In connection with our corporate reorganization in 2010, we signed a reinsurance agreement subject to deposit accounting (the "10% Reinsurance Agreement") and have recognized the deposit asset in the Term Life Insurance segment. DAC is recognized in a particular segment based on the product to which it relates. Separate account assets supporting the segregated funds product in Canada are held in the Investment and Savings Products segment. Any remaining unallocated assets are reported in the Corporate and Other Distributed Products segment. Information regarding assets by segment follows:

	December 31,
	2012	2011
	(In thousands)
Assets:
Term life insurance segment	$6,491,650	$6,009,162
Investment and savings products segment	2,810,137	2,591,137
Corporate and other distributed products segment	1,036,090	1,251,521
Total assets	$10,337,877	$9,851,820
The Investment and Savings Products segment also includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Product segment assets were approximately $192.8 million and $183.6 million as of December 31, 2012 and 2011, respectively.
Information regarding long-lived assets by country follows:

	December 31,
	2012	2011
	(In thousands)
Long-lived assets:
United States	$82,724	$84,550
Canada	450	316
Total long-lived assets	$83,174	$84,866
The deposit asset recognized in connection with the 10% Reinsurance Agreement generates an effective yield, which is reported in the Term Life Insurance segment and reflected in net investment income in our consolidated statements of income. We then allocate the remaining net investment income based on the book value of the invested assets allocated to the Term Life Insurance segment compared to the book value of total invested assets.
Insurance expenses and operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other operating expenses that are not directly attributable to a specific operating segment based on the relative sizes of our life-licensed and securities-licensed independent sales forces. These allocated costs include field technology, supervision, training and certain legal costs. We also allocate certain technology and occupancy costs to our operating segments based on usage. Any remaining unallocated revenue and expense items, as well as realized investment gains and losses, are reported in the Corporate and Other Distributed Products segment. We measure income and loss for the segments on an income before income taxes basis.

Information regarding operations by segment follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Revenues:
Term life insurance segment	$643,037	$554,995	$808,568
Investment and savings products segment	413,965	396,703	361,807
Corporate and other distributed products segment	133,713	151,395	191,488
Total revenues	$1,190,715	$1,103,093	$1,361,863
Income (loss) before income taxes:
Term life insurance segment	$188,829	$162,450	$261,483
Investment and savings products segment	121,116	117,076	113,530
Corporate and other distributed products segment	(43,057)	(35,617)	(13,544)
Total income before income taxes	$266,888	$243,909	$361,469
Total revenues and income before income taxes increased in 2012 mainly due to growth in the Term life insurance business compared to 2011. The decline in revenues and income before income taxes from 2010 to 2011 primarily reflects the impact of the reinsurance and reorganization transactions executed in the first and second quarters of 2010.
Information regarding operations by country follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Revenues by country:
United States	$971,615	$895,067	$1,136,414
Canada	219,100	208,026	225,449
Total revenues	$1,190,715	$1,103,093	$1,361,863
Income before income taxes by country:
United States	$202,391	$181,151	$282,492
Canada	64,497	62,758	78,977
Total income before income taxes	$266,888	$243,909	$361,469

(3) Investments
The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities follow:

	December 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$6,722	$812	$—	$7,534
Foreign government	101,171	16,238	(17)	117,392
States and political subdivisions	31,176	3,596	(19)	34,753
Corporates(1)	1,265,179	134,710	(2,763)	1,397,126
Mortgage- and asset-backed securities	307,334	23,999	(1,124)	330,209
Total fixed-maturity securities	1,711,582	179,355	(3,923)	1,887,014
Equity securities	29,955	7,529	(337)	37,147
Total fixed-maturity and equity securities	$1,741,537	$186,884	$(4,260)	$1,924,161
____________________

(1)	Includes $1.6 million of other-than-temporary impairment losses recognized in AOCI.

	December 31, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,050	$935	$—	$10,985
Foreign government	97,206	14,818	(179)	111,845
States and political subdivisions	28,264	2,671	—	30,935
Corporates(1)	1,250,702	111,346	(7,847)	1,354,201
Mortgage- and asset-backed securities	425,137	29,398	(3,345)	451,190
Total fixed-maturity securities	1,811,359	159,168	(11,371)	1,959,156
Equity securities	21,329	5,689	(306)	26,712
Total fixed-maturity and equity securities	$1,832,688	$164,857	$(11,677)	$1,985,868
____________________

(1)	Includes $2.6 million of other-than-temporary impairment losses recognized in AOCI.
The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale securities was as follows:

	December 31,
	2012	2011
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$182,624	$153,180
Currency swaps	97	96
Foreign currency translation adjustment	(7,456)	(6,481)
Other-than-temporary impairments	1,592	2,562
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	176,857	149,357
Deferred income taxes	(61,899)	(52,275)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$114,958	$97,082
We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of the fixed-maturity securities classified as trading securities were approximately $7.8 million and $9.6 million as of December 31, 2012 and 2011, respectively.
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
As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $20.5 million and $19.1 million as of December 31, 2012 and 2011, respectively.
We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and, to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our balance sheet. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the lent securities as investment assets on our balance sheet during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $139.9 million and $149.4 million as of December 31, 2012 and 2011, respectively.

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at December 31, 2012 follows.

	December 31, 2012
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$141,829	$147,736
Due after one year through five years	566,916	616,995
Due after five years through 10 years	647,868	736,793
Due after 10 years	47,635	55,281
	1,404,248	1,556,805
Mortgage- and asset-backed securities	307,334	330,209
Total fixed-maturity securities	$1,711,582	$1,887,014
Expected maturities may differ from scheduled contractual maturities, because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
Investment Income. On March 31, 2010, we transferred a significant portion of our invested asset portfolio to the Citigroup reinsurers in connection with our corporate reorganization. As such, comparisons of net investment income to prior years will reflect the effects of these transfers and result in significant variances. The components of net investment income were as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Fixed-maturity securities	$100,520	$109,907	$168,051
Equity securities	1,051	717	1,822
Policy loans	1,251	1,414	1,403
Cash and cash equivalents	453	307	562
Market return on deposit asset underlying 10% Reinsurance Agreement	2,904	2,020	1,471
Gross investment income	106,179	114,365	173,309
Investment expenses	(5,375)	(5,764)	(8,198)
Net investment income	$100,804	$108,601	$165,111
The components of net realized investment gains (losses), as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions, were as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Gross realized investment gains (losses):
Gross gains from sales	$11,882	$8,382	$47,925
Gross losses from sales	(83)	(441)	(2,257)
Gross gains from securities transferred from available-for-sale to trading	323	—	—
Gross losses from securities transferred from available-for-sale to trading	(6)	—	—
Other-than-temporary impairment losses	(641)	(2,015)	(12,158)
Gains (losses) from bifurcated options	(93)	514	635
Net realized investment gains (losses)	$11,382	$6,440	$34,145
Gross realized investment gains reclassified from accumulated other comprehensive income	$11,475	$5,926	$33,510
Proceeds from sales or other redemptions	$571,017	$592,968	$1,543,976

Other-Than-Temporary Impairment. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible OTTI. An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an unrealized loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity.
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
Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $111.9 million and $286.7 million as of December 31, 2012 and 2011, respectively.
The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2012
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
Foreign government	$5,146	$(17)	13	$—	$—	—
States and political subdivisions	1,498	(19)	3	—	—	—
Corporates	70,176	(1,189)	134	7,055	(1,574)	33
Mortgage- and asset-backed securities	15,367	(22)	21	6,409	(1,102)	14
Total fixed-maturity securities	92,187	(1,247)		13,464	(2,676)
Equity securities	1,461	(147)	20	522	(190)	2
Total fixed-maturity and equity securities	$93,648	$(1,394)		$13,986	$(2,866)

	December 31, 2011
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
Foreign government	$7,150	$(179)	10	$—	$—	—
States and political subdivisions	—	—	—	—	—	—
Corporates	188,643	(6,979)	185	4,092	(868)	11
Mortgage- and asset-backed securities	49,026	(478)	60	25,280	(2,867)	30
Total fixed-maturity securities	244,819	(7,636)		29,372	(3,735)
Equity securities	850	(306)	78	—	—	—
Total fixed-maturity and equity securities	$245,669	$(7,942)		$29,372	$(3,735)
The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	December 31, 2012		December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$165	$712	$3,983	$5,168
Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Impairments on fixed-maturity securities not in default	$479	$1,831	$11,855
Impairments on fixed-maturity securities in default	—	179	39
Impairments on equity securities	162	5	264
Total impairment charges	$641	$2,015	$12,158
The fixed-maturity and equity securities noted above were considered to be other-than-temporarily impaired due to adverse credit events, such as: news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; and analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. During 2012 and 2011, we recognized impairment charges primarily as a result of further declines in the fair value of previously impaired corporate and mortgage-backed securities. During 2010, we recognized impairments primarily as a result of our intent to sell certain corporate and mortgage-backed securities in anticipation of the reinsurance and reorganization transactions.
As of December 31, 2012, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because we have the ability to hold these investments until a market price recovery or maturity, as well as no present intent to dispose of them, we do not consider these investments to be other-than-temporarily impaired.

Net impairment losses recognized in earnings were as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or is more-likely-than-not that it will not be required to sell:
Total OTTI losses recognized	$991	$1,109	$1,402
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	(563)	(183)	(553)
Net impairment losses recognized in earnings for securities that the Company does not intend to sell or is more-likely-than-not that it will not be required to sell before recovery	428	926	849
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	213	1,089	11,309
Net impairment losses recognized in earnings	$641	$2,015	$12,158
The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held follows.

	December 31,
	2012	2011
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$17,403	$24,460
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	10	830
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	469	1,180
Reductions due to sales, maturities or calls of credit impaired securities	(3,711)	(9,067)
Cumulative OTTI credit losses recognized for securities still held, end of period	$14,171	$17,403
Derivatives. We use foreign currency swaps to reduce our foreign exchange risk due to direct investment in foreign currency-denominated debt securities. The aggregate notional balance and fair value of these currency swaps follow.

	December 31,
	2012	2011
	(In thousands)
Aggregate notional balance of currency swaps	$5,878	$5,878
Aggregate fair value of currency swaps	(2,048)	(2,032)
The change in fair value of these currency swaps is reflected in other comprehensive income as they effectively hedge the variability in cash flows from these foreign currency-denominated debt securities.
The embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains, including OTTI losses. As of December 31, 2012 and 2011, the fair value of these bifurcated options was approximately $10.2 million and $8.6 million, respectively.
We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of December 31, 2012 and 2011. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$7,534	$—	$7,534
Foreign government	—	117,392	—	117,392
States and political subdivisions	—	34,753	—	34,753
Corporates	1,301	1,392,446	3,379	1,397,126
Mortgage- and asset-backed securities	—	328,415	1,794	330,209
Total fixed-maturity securities	1,301	1,880,540	5,173	1,887,014
Equity securities	26,608	10,491	48	37,147
Trading securities	—	7,762	—	7,762
Separate accounts	—	2,618,115	—	2,618,115
Total fair value assets	$27,909	$4,516,908	$5,221	$4,550,038
Fair value liabilities:
Currency swaps	$—	$2,048	$—	$2,048
Separate accounts	—	2,618,115	—	2,618,115
Total fair value liabilities	$—	$2,620,163	$—	$2,620,163

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$10,985	$—	$10,985
Foreign government	—	111,845	—	111,845
States and political subdivisions	—	30,935	—	30,935
Corporates	256	1,349,021	4,924	1,354,201
Mortgage- and asset-backed securities	—	449,228	1,962	451,190
Total fixed-maturity securities	256	1,952,014	6,886	1,959,156
Equity securities	18,069	8,592	51	26,712
Trading securities	—	9,640	—	9,640
Separate accounts	—	2,408,598	—	2,408,598
Total fair value assets	$18,325	$4,378,844	$6,937	$4,404,106
Fair value liabilities:
Currency swaps	$—	$2,032	$—	$2,032
Separate accounts	—	2,408,598	—	2,408,598
Total fair value liabilities	$—	$2,410,630	$—	$2,410,630
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
Where specific market information is unavailable for certain securities, pricing models produce estimates of fair value primarily using Level 2 inputs along with certain Level 3 inputs. These models include matrix pricing. The pricing matrix uses current treasury rates and credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry- or issuer-specific credit characteristics and the security’s time to maturity, if warranted. Remaining unpriced securities are valued using an estimate of fair value based on indicative market prices that include significant unobservable inputs not based on, nor corroborated by, market information, including the utilization of non-binding broker quotes.
The rollforward of the Level 3 asset category was as follows:

	Year ended December 31,
	2012	2011
	(In thousands)
Level 3 assets, beginning of period	$6,937	$24,998
Net unrealized losses through other comprehensive income	(235)	(169)
Net realized gains (losses) through realized investment gains, including OTTI	(18)	1,446
Purchases(1)	1,484	—
Sales	(3,466)	(4,770)
Settlements	—	(2,747)
Transfers into level 3	521	9
Transfers out of level 3	(2)	(11,830)
Level 3 assets, end of period	$5,221	$6,937
___________________

(1)
Invested assets that are initially valued using level 3 inputs upon purchase and subsequently are able to be priced using level 2 inputs within the year of purchase are classified as level 2 assets and are excluded from the rollforward of level 3 assets presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 during 2012 and 2011.
Invested assets included in the transfer from Level 2 to Level 3 in both 2012 and 2011 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data. Invested assets included in the transfer from Level 3 to Level 2 in 2012 primarily were equity securities for which we were able to corroborate independent broker quotes with observable market data. Invested assets included in the transfer from Level 3 to Level 2 in 2011 primarily were fixed-maturity investments and embedded options for which we were able to obtain independent pricing quotes based on observable inputs. There were no significant transfers between Level 1 and Level 3 during 2012 and 2011.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2012		December 31, 2011
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$1,887,014	$1,887,014	$1,959,156	$1,959,156
Equity securities	37,147	37,147	26,712	26,712
Trading securities	7,762	7,762	9,640	9,640
Policy loans	24,613	24,613	25,996	25,996
Deposit asset underlying 10% Reinsurance Agreement	91,524	91,524	59,975	59,975
Separate accounts	2,618,115	2,618,115	2,408,598	2,408,598
Liabilities:
Notes payable	$374,433	$418,777	$300,000	$329,779
Currency swaps and forwards	2,048	2,048	2,032	2,032
Separate accounts	2,618,115	2,618,115	2,408,598	2,408,598
The fair values of financial instruments presented above are estimates of the fair values at a specific point in time using various sources and methods, including market quotations and a complex matrix system that takes into account issuer sector, quality, and spreads in the current marketplace.
Recurring fair value measurement. Estimated fair values of investments in fixed-maturity securities are principally a function of current spreads and interest rates that are corroborated by independent third-party data. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Trading securities, which primarily consist of fixed-maturity securities, are carried at fair value. Equity securities, including common and non-redeemable preferred stocks, are carried at fair value. Currency swaps are stated at fair value. Segregated funds in separate accounts are carried at the underlying value of the variable insurance contracts, which is fair value.
Nonrecurring fair value measurements. Policy loans are carried at unpaid principal balances, which approximate fair value and are categorized as Level 3 fair value measurements. The deposit asset underlying the 10% Reinsurance Agreement represents the value of the assets backing the economic reserves held in support of a reinsurance agreement. The carrying value of this deposit asset approximates fair value, which is categorized as Level 3 in the fair value hierarchy. As of December 31, 2012, notes payable were comprised of our publicly-traded senior unsecured notes and valued as a Level 2 fair value measurement using the quoted market price for our notes. As of December 31, 2011, notes payable consisted of a note issued to Citigroup for which the fair value was obtained by using a Level 2 fair value measurement involving market spreads and interest rates that were corroborated by independent third-party data.
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
Our policy is to limit the amount of life insurance retained on the life of any one person to $1 million. To limit our exposure with any one reinsurer, we monitor the concentration of credit risk we have with our reinsurance counterparties, as well as their financial condition. No credit losses related to our reinsurance counterparties have been experienced by the Company during the three-year period ended December 31, 2012.

Due from reinsurers represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in due from reinsurers that we paid and which are recoverable from those reinsurers were $61.5 million and $37.8 million as of December 31, 2012 and 2011, respectively.
As part of our corporate reorganization and prior to completion of the IPO, we formed a new subsidiary, Prime Re, to which we made an initial capital contribution. On March 31, 2010, we entered into a series of coinsurance agreements with the Citigroup reinsurers. Under these agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies in force at year-end 2009. Because these agreements were part of a business reorganization among entities under common control, they did not generate any deferred gain or loss upon their execution. Concurrent with signing these agreements, we transferred the corresponding account balances in respect of the coinsured policies along with the assets to support the statutory liabilities assumed by the Citigroup reinsurers. On April 1, 2010, as part of our corporate reorganization, we transferred all of the issued and outstanding capital stock of Prime Re to Citigroup. Each of the transferred account balances, including the invested assets and the distribution of Prime Re, were transferred at book value with no gain or loss recorded in net income.
Three of the Citigroup coinsurance agreements satisfy U.S. GAAP risk transfer rules. Under these agreements, we ceded between 80% and 90% of our term life future policy benefit reserves, and we transferred a corresponding amount of assets to the Citigroup reinsurers. These transactions did not impact our future policy benefit reserves. As such, we have recorded an asset for the same amount of risk transferred in due from reinsurers. We also reduced DAC by a corresponding amount, which reduces future amortization expenses. In addition, we are transferring between 80% and 90% of all future premiums and benefits and claims associated with these policies to the corresponding reinsurance entities. We receive ongoing ceding allowances, which are reflected as a reduction to insurance expenses, to cover policy and claims administration expenses as well as certain corporate overhead charges under each of these reinsurance contracts.
A fourth coinsurance agreement relates to a 10% reinsurance transaction that includes an experience refund provision. This agreement does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our balance sheet for assets backing the economic reserves. The deposit assets held in support of this agreement were $91.5 million at December 31, 2012, with no associated liability. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on these deposit assets is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. We pay Prime Re a 3% finance charge for any statutory reserves required above the economic reserves. This finance charge is reflected in interest expense in our statements of income.
The net impact of these transactions was reflected as an increase in paid-in capital. Because the agreements were executed on March 31, 2010, but transferred the economic impact of the agreements retroactive to January 1, 2010, we recognized the earnings attributable to the underlying policies through March 31, 2010 in our consolidated statements of income. The corresponding impact on retained earnings was equally offset by a return of capital to Citigroup.
The following table represents the Company's net in-force life insurance at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Dollars in thousands)
Direct life insurance in force	$675,164,992	$669,938,841
Amounts ceded to other companies	(599,133,626)	(596,975,143)
Net life insurance in force	$76,031,366	$72,963,698
Percentage of reinsured life insurance in force	89%	89%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	December 31, 2012		December 31, 2011
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company(1)	$2,505,157	NR	$2,438,723	NR
Financial Reassurance Company 2010, Ltd.(1)	352,073	NR	335,396	NR
American Health and Life Insurance Company(1)	174,905	A-	164,387	A-
Swiss Re Life & Health America Inc.(2)	266,841	A+	252,912	A+
SCOR Global Life Reinsurance Companies	161,876	A	143,409	A
Generali USA Life Reassurance Company	117,284	A-	114,774	A-
Transamerica Reinsurance Companies	108,237	A+	103,873	A+
Munich American Reassurance Company	101,349	A+	99,240	A+
Korean Reinsurance Company	86,287	A	82,755	A
RGA Reinsurance Company	72,230	A+	67,740	A+
All other reinsurers	58,955	—	52,109	—
Due from reinsurers	$4,005,194		$3,855,318
____________________
NR – not rated

(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.

(2)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.
Certain reinsurers with which we do business receive group ratings. Individually, those reinsurers are SCOR Global Life Re Insurance Company of Texas, SCOR Global Life U.S. Re Insurance Company, Transamerica Financial Life Insurance Company, and Transamerica Life Insurance Company.
As Prime Re and Financial Reassurance Company 2010, Ltd. ("FRAC") do not have financial strength ratings, we required various safeguards prior to executing the coinsurance agreements with these entities. Both coinsurance agreements include provisions to ensure that Primerica Life and Primerica Life Canada receive full regulatory credit for the reinsurance treaties. Under these agreements, Primerica Life and Primerica Life Canada will be able to recapture the ceded business with no fee in the event Prime Re or FRAC do not comply with the various safeguard provisions in their respective coinsurance agreements. Prime Re also has entered into a capital maintenance agreement requiring Citigroup to provide additional funding, if needed, at any point during the term of the agreement up to the maximum as described in the capital maintenance agreement.
In October 2010, a routine reinsurance audit identified payments to reinsurers that may have exceeded our obligations under our reinsurance agreements. We were uncertain of our ability to recover past ceded premiums, but in the fourth quarter of 2010, we approached our reinsurers and reached agreements to recover certain of these past ceded premiums for post-issue underwriting class upgrades. The most common reason for such an upgrade occurs when a policyholder who was originally issued a term life policy as a tobacco user subsequently quits using tobacco. Historically, we have reduced policyholder premiums for such upgrades, but have not reduced ceded premiums to reflect the new underwriting class. As a result, we reduced ceded premiums in 2010 by approximately $13.1 million related to the agreements obtained with certain reinsurers to recover these ceded premiums. The recoveries recognized in 2010 reflect the agreements signed in the fourth quarter of 2010. Additionally, in the first quarter of 2011 we reduced ceded premiums by approximately $8.7 million related to agreements obtained with certain reinsurers to recover ceded premiums. The recoveries recognized in 2011 reflect the agreements signed in 2011. The net impact of ceded premium recoveries during 2012, which were substantially offset by corresponding increases to benefits and claims, was immaterial.

(6) Deferred Policy Acquisition Costs
The balances of and activity in DAC were as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
DAC balance, beginning of period	$904,485	$738,946	$2,520,251
Capitalization	276,840	270,661	259,201
Amortization	(118,598)	(104,034)	(147,841)
Transferred to Citigroup reinsurers	—	—	(1,907,094)
Foreign exchange and other	3,695	(1,088)	14,429
DAC balance, end of period	$1,066,422	$904,485	$738,946
Capitalization of DAC represents incremental direct costs of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred.
In determining amortization expense, we use investment yields available at the time a policy is issued. For policies issued in 2010 and after, we have been using an increasing interest rate assumption based on the historically low interest rate environment. Investment yield assumptions for new policies acquired during the years ended December 31, 2012 and December 31, 2011 ranged from 3.5% to 7.0%, while investment yield assumptions ranged from 4.0% to 7.0% for new policies acquired during the year ended December 31, 2010.
DAC is subject to recoverability testing annually and when impairment indicators exist. The recoverability of DAC is dependent on the future profitability of the related policies, which, in turn, is dependent principally upon mortality, persistency, investment returns, and the expense of administering the business, as well as upon certain economic variables, such as inflation. See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for details regarding the accounting for DAC.

(7) Separate Accounts
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
Under these contract offerings, payments to policyholders or their designated beneficiaries are only due upon death of the annuitant or upon reaching a specific maturity date. Payments are based on the value of the policyholder's units in the portfolio at the payment date, but are guaranteed to be no less than 75% of the policyholder's contribution, adjusted for withdrawals. Account values are not guaranteed for withdrawn units if policyholders make withdrawals prior to the maturity dates. Maturity dates vary policy-by-policy and range from 10 to 50 years from the policy issuance date.
Both the asset and the liability for the separate accounts reflect the net value of the underlying assets in the portfolio as of the reporting date. Primerica Life Canada's exposure to losses under the guarantee at the time of account maturity is limited to policyholder accounts that have declined in value more than 25%, adjusted for withdrawals, since the contribution date prior to maturity. Because maturity dates range from 10 to 50 years, the likelihood of accounts meeting both of these criteria at any given point is very small. Additionally, the portfolio consists of a very large number of individual contracts, further spreading the risk related to the guarantee being exercised upon death. The length of the contract terms provides significant opportunity for the underlying portfolios to recover any short-term losses prior to maturities or deaths of the policyholders. Furthermore, the investment funds invest in Government Strip Bonds with maturity dates matching the underlying maturity risk, and the risks are reviewed quarterly.
We periodically assess the exposure related to these contracts to determine whether any additional liability should be recorded. As of December 31, 2012 and 2011, an additional liability for these contracts was deemed to be unnecessary.

(8) Insurance Reserves
Changes in policy claims and other benefits payable were as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Policy claims and other benefits payable, beginning of period	$241,754	$229,895	$218,390
Less reinsured policy claims and other benefits payable	236,930	233,346	184,381
Net balance, beginning of period	4,824	(3,451)	34,009
Incurred related to current year	150,352	142,685	221,601
Incurred related to prior year	(3,208)	391	177
Total incurred	147,144	143,076	221,778
Paid related to current year	(183,208)	(153,540)	(193,320)
Paid related to prior year	16,307	18,945	(35,313)
Total paid	(166,901)	(134,595)	(228,633)
Transferred to Citigroup reinsurers	—	—	(31,125)
Foreign currency	187	(206)	520
Net balance, end of period	(14,746)	4,824	(3,451)
Add reinsured policy claims and other benefits payable	269,279	236,930	233,346
Balance, end of period	$254,533	$241,754	$229,895
See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for details regarding the accounting for policyholder liabilities.

(9) Notes Payable
Notes payable consisted of the following:

	December 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
4.75% Senior notes payable, due July 15, 2022	$375,000	4.75%	$—	—
5.5% Citigroup note payable	—	—	300,000	5.5%
Principal amount of notes payable	375,000		300,000
Original issuance discount on notes payable	(567)		—
Total notes payable	$374,433		$300,000
In April 2010, we issued the $300.0 million Citigroup Note as part of our corporate reorganization. On July 16, 2012, we issued $375.0 million in principal amount of senior unsecured notes (the "Senior Notes") in a public offering, and we used a portion of the net cash proceeds to repay the Citigroup Note in whole at a redemption price equal to 100% of the outstanding principal amount. We issued the Senior Notes at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature on July 15, 2022. We were in compliance with the covenants of the Senior Notes at December 31, 2012. No events of default(s) occurred on the Senior Notes, or the Citigroup Note prior to its repayment, during the year ended December 31, 2012.
As unsecured senior obligations, the Senior Notes rank equally in right of payment with all existing and future unsubordinated indebtedness and senior to all existing and future subordinated indebtedness of the Parent Company. The Senior Notes are structurally subordinated in right of payment to all existing and future liabilities of our subsidiaries. In addition, the Senior Notes contain covenants that restrict our ability to, among other things, create or incur any indebtedness that is secured by a lien on the capital stock of certain of our subsidiaries, and merge, consolidate or sell all or substantially all of our properties and assets.

(10) Income Taxes
Income tax expense (benefit) attributable to income from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2012
Federal	$51,301	$24,517	$75,818
Foreign	26,836	(11,130)	15,706
State and local	1,613	(55)	1,558
Total tax expense (benefit)	$79,750	$13,332	$93,082

Year Ended December 31, 2011
Federal	$58,542	$9,020	$67,562
Foreign	30,807	(12,280)	18,527
State and local	793	(164)	629
Total tax expense (benefit)	$90,142	$(3,424)	$86,718

Year Ended December 31, 2010
Federal	$71,533	$30,861	$102,394
Foreign	37,795	(10,866)	26,929
State and local	7	(317)	(310)
Total tax expense (benefit)	$109,335	$19,678	$129,013
Total income tax expense is different from the amount determined by multiplying earnings before income taxes by the statutory federal tax rate of 35%. The reconciliation for such difference follows:

	Year ended December 31,
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$93,411	35.0%	$85,368	35.0%	$126,514	35.0%
Other	(329)	(0.1)%	1,350	0.6%	2,499	0.7%
Total tax expense/effective rate	$93,082	34.9%	$86,718	35.6%	$129,013	35.7%
In conjunction with the IPO and the private sale, we made elections under Section 338(h)(10) of the Internal Revenue Code, which resulted in changes to our deferred tax balances and reduced stockholders’ equity by approximately $174.7 million.

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Policy benefit reserves and unpaid policy claims	$187,166	$163,451
Intangibles and tax goodwill	46,819	47,686
Future deductible liabilities	17,457	16,228
Other	21,041	17,682
Total deferred tax assets	272,483	245,047
Deferred tax liabilities:
Deferred policy acquisition costs	(248,208)	(229,551)
Investments	(42,739)	(24,891)
Distributable unremitted earnings of foreign subsidiaries	(2,924)	(2,593)
Reinsurance deposit asset	(32,033)	(20,991)
Other	(15,527)	(15,160)
Total deferred tax liabilities	(341,431)	(293,186)
Net deferred tax liabilities	$(68,948)	$(48,139)
The majority of the deferred tax asset is attributable to policy benefit reserves and unpaid policy claims, which represents the difference between the financial statement carrying value and tax basis for liabilities for future policy benefits. The tax basis for policy benefit reserves and unpaid policy claims are actuarially determined in accordance with guidelines set forth in the Internal Revenue Code. The deferred tax liabilities for DAC represent the difference between the policy acquisition costs capitalized for U.S. GAAP purposes and those capitalized for tax purposes, as well as the difference in the resulting amortization methods.
The Company has state net operating losses resulting in a deferred tax asset of approximately $4.2 million, which are available for use through 2032. The Company has no other material net operating loss or credit carryforwards.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There was no deferred tax asset valuation allowance at December 31, 2012 and 2011.
The Company has direct and indirect ownership of a group of controlled foreign corporations in Canada. We have asserted a position of permanent reinvestment for the difference in share basis and certain operational earnings. Such operational earnings if not permanently reinvested would have generated a deferred tax liability of approximately $6.9 million as of December 31, 2012. For those operational earnings for which we have not made a permanent reinvestment assertion, we have established a deferred tax liability to account for the U.S. tax liability that will occur upon repatriation of such earnings. As of December 31, 2012, we had approximately $30.0 million in Canadian operational earnings available to be repatriated to the U.S. for which we have not made a permanent reinvestment assertion.
The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $7.4 million and $6.7 million as of December 31, 2012 and 2011, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. As of December 31, 2012 and 2011, the total amount of accrued interest and penalties in the consolidated balance sheets were approximately $3.8 million and $4.1 million, respectively. Additionally, we recognized an interest benefit related to unrecognized tax benefits in the consolidated and combined statements of income in the approximate amounts of $0.1 million, $0.2 million, and $2.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
	(In thousands)
Unrecognized tax benefits, beginning of period	$21,356	$25,191
Change in prior period unrecognized tax benefits	182	920
Change in current period unrecognized tax benefits	2,178	2,171
Reductions as a result of a lapse in statute of limitations	(2,720)	(6,926)
Unrecognized tax benefits, end of period	$20,996	$21,356
During the first quarter of 2010, our federal income tax return was included as part of Citigroup’s consolidated federal income tax return. In March 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citigroup. In accordance with the tax separation agreement, Citigroup is responsible for and shall indemnify and hold the Company harmless from and against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability with respect to the Company for any taxable period ending on or before April 2010. After the closing date of the IPO, the Company was no longer part of Citigroup’s consolidated federal income tax return. As of December 31, 2012, the Company had a Citigroup tax indemnification asset of $13.4 million.
We have no penalties included in calculating our provision for income taxes. There is no significant change that is reasonably possible to occur within twelve months of the reporting date.
The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the years ended December 31, 2006 and thereafter for federal tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2006 and thereafter for federal and provincial tax purposes. For those periods prior to the IPO, we are fully indemnified by Citigroup.

(11) Stockholders’ Equity
Prior to April 1, 2010, we had 100 shares of outstanding common stock. In the second quarter of 2010, we issued common stock as part of our corporate reorganization.
The following transactions related to our corporate reorganization took place on or after April 1, 2010:

•	we issued 74,999,900 shares of common stock to Citigroup;

•	we issued warrants to Citigroup, exercisable for 4,103,110 additional shares of our common stock;

•	our common stock began trading under the ticker symbol PRI on the New York Stock Exchange;

•	Citigroup sold 24,564,000 shares of our common stock to the public in the IPO;

•	Citigroup contributed 5,021,412 shares of common stock back to us;

•	we granted equity awards consisting of 2,615,000 RSUs to certain sales force leaders;

•	we granted 2,560,000 equity awards to management in the form of restricted common stock and restricted stock units ("RSUs");

•	we issued 210,166 shares of restricted common stock upon the conversion of fully vested restricted stock awards previously granted by Citigroup and held by certain of our sales force leaders;

•	we issued 11,246 shares of restricted common stock upon the conversion of restricted stock awards previously granted by Citigroup and held by management;

•	we retired 2,284,375 common shares underlying the RSU awards described above, plus an additional 7,098 common shares to cover withholding taxes and employee forfeitures; and

•	we granted 11,858 shares of restricted common stock to our independent directors.
In connection with the conversion of Citigroup stock awards to Primerica, Inc. stock awards and concurrent with the signing of the reinsurance agreements on March 31, 2010, we recorded a reclassification of approximately $23.5 million from due to affiliates and other liabilities to paid-in capital, and Citigroup converted the underlying payable to a capital contribution.
In April 2010, Citigroup sold 16,412,440 shares of our common stock to Warburg Pincus for an aggregate purchase price of $230.0 million. The sale also included warrants held by Citigroup that will allow the Warburg Pincus funds to acquire from us an aggregate of 4,103,110 additional shares of our common stock, for up to seven years, at an exercise price of

$18.00 per share. The warrants may be physically settled or net share settled at the option of the warrant holder. The warrant holder does not have the option to cash settle any portion of the warrants. The warrants are classified as permanent equity based on the fair value at the original April 1, 2010 issuance date. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as equity. Because the warrants were issued as a return of capital to Citigroup, there was no net impact on stockholders’ equity related to the warrants. The warrant holder is not entitled to receipt of dividends declared on the underlying common stock or non-voting common stock (but will be entitled to adjustments for extraordinary dividends), or to any voting or other rights that might accrue to holders of common stock or non-voting common stock.
A reconciliation of the number of shares of our common stock follows.

	Year ended December 31,
	2012	2011	2010	(1)
	(In thousands)
Common stock - issued:
Balance, beginning of period	64,883	72,843	—
Shares issued to Citigroup in connection with the IPO	—	—	75,000
New shares of common stock issued, net	438	348	11
Shares of common stock issued upon lapse of RSUs	998	784	122
Common stock retired	(9,945)	(9,092)	—
Treasury stock retired	—	—	(2,290)
Balance, end of period	56,374	64,883	72,843
Treasury stock:
Balance, beginning of period	—	—	—
Treasury stock contributed from Citigroup	—	—	(5,021)
Treasury stock acquired	—	—	(6)
Treasury stock reissued as restricted common stock	—	—	2,737
Treasury stock retired	—	—	2,290
Balance, end of period	—	—	—
Common shares outstanding, end of period	56,374	64,883	72,843
____________________

(1)	Period following our corporate reorganization and IPO on April 1, 2010.
The above reconciliation excludes RSUs which do not have voting rights and are subject to sale restrictions. As the restrictions lapse during the three years following the issuance of the RSUs, we will issue common shares with voting rights. As of December 31, 2012, we had a total of approximately 1.5 million RSUs outstanding, including approximately 837,000 RSUs granted in 2012.
During 2011, Citigroup sold approximately 20.1 million shares of our common stock in underwritten public offerings from which we did not receive any proceeds. As required by the registration rights agreement, we incurred expenses of approximately $1.0 million on behalf of Citigroup in connection with these offerings. In addition to the underwritten public offerings, we repurchased approximately 8.9 million shares from Citigroup in November 2011 at a price of $22.42 per share, for a total purchase price of approximately $200.0 million. The per-share purchase price was determined based on the volume-weighted average price per share of our common stock during the seven-day period prior to execution of the repurchase agreement. These shares sold by Citigroup in 2011 represented all of its remaining shares of our common stock.
On April 26, 2012, we repurchased 5,736,137 shares of our common stock beneficially owned by certain private equity funds managed by Warburg Pincus at $26.15 per share, for a total purchase price of approximately $150.0 million. The per-share purchase price was determined based on the closing price of our common stock on April 17, 2012, which was the execution date the agreement to repurchase the shares.
On August 6, 2012, our Board of Directors authorized a share repurchase program of up to $75.0 million of the Company's common stock (the "August 2012 share repurchase program"). Under the August 2012 share repurchase program, we repurchased 488,214 shares of our common stock on the open market for an aggregate purchase price of approximately $14.3 million. On October 3, 2012, we executed an agreement to repurchase 2,087,682 shares of our common stock owned by Warburg Pincus at $28.74 per share, for a total purchase price of approximately $60.0 million. The per-share purchase price was determined based on the closing price of our common stock on October 3, 2012. We completed the repurchase transaction on October 10, 2012. The August 2012 share repurchase program was discontinued upon the completion of the repurchase transaction from Warburg Pincus on October 10, 2012. In total, we repurchased 2,575,896 shares of our common stock for an aggregate purchase price of approximately $74.3 million under the August 2012 share repurchase program.
In November 2012, Warburg Pincus sold 3,600,000 shares of our common stock in an underwritten public offering, from which we did not receive any proceeds. As part of the underwritten public offering, we repurchased from the underwriter 1,200,000 shares at a price of $27.51 per share.
In February 2013, Warburg Pincus sold 2.5 million shares of our common stock in an underwritten public offering, from which we did not receive any proceeds. As of February 15, 2013, Warburg Pincus beneficially owned approximately 4.4% of the Company's outstanding common stock (or approximately 10.9%, including the warrants to purchase additional shares of our common stock). Warburg Pincus continues to own these warrants to purchase 4,103,110 additional shares of our common stock at an exercise price of $18.00 per share and an expiration date of April 2017.

(12) Earnings Per Share
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
The calculation of basic and diluted EPS follows.

	Year ended December 31,
	2012	2011	2010	(1)
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$173,806	$157,191	$232,456
Income attributable to unvested participating securities	(4,650)	(4,906)	(9,408)
Net income used in calculating basic EPS	$169,156	$152,285	$223,048
Denominator:
Weighted-average vested shares	61,059	72,283	72,099
Basic EPS	$2.77	$2.11	$3.09

Diluted EPS:
Numerator:
Net income	$173,806	$157,191	$232,456
Income attributable to unvested participating securities	(4,561)	(4,855)	(9,312)
Net income used in calculating diluted EPS	$169,245	$152,336	$223,144
Denominator:
Weighted-average vested shares	62,401	73,107	72,882
Diluted EPS	$2.71	$2.08	$3.06
____________________

(1)	Pro forma basis using weighted-average shares, including the shares issued or issuable upon lapse of restrictions following our April 1, 2010 corporate reorganization as though they had been issued and outstanding on January 1, 2010.

(13) Share-Based Transactions
As of December 31, 2012, the Company had outstanding equity awards under its Omnibus Incentive Plan ("OIP"). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. As of December 31, 2012, we had approximately 3.7 million shares available for future grants under this plan. All of our outstanding equity awards are eligible for dividends or dividend equivalents regardless of vesting status.
Employee Share-Based Transactions
The following table summarizes employee and director restricted stock activity during the years ended December 31, 2012, 2011, and 2010.

		Weighted-average measurement-date fair value per share
	Shares
	(Shares in thousands)
Unvested employee restricted stock and RSUs, December 31, 2009	—	$—
Granted	2,569	15.02
Forfeited	(3)	15.00
Conversions from awards in Citigroup shares	11	15.00
Vested	(11)	15.00
Unvested employee restricted stock and RSUs, December 31, 2010	2,566	15.02
Granted	368	25.65
Forfeited	(12)	18.25
Vested	(858)	15.04
Unvested employee restricted stock and RSUs, December 31, 2011	2,064	16.88
Granted	458	25.40
Forfeited	(13)	22.70
Vested	(1,002)	16.43
Unvested employee restricted stock and RSUs, December 31, 2012	1,507	19.72
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
In connection with our granting of management equity awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Management equity award expense for awards granted in connection with the corporate reorganization in 2010	$12,485	$13,389	$11,894
Management equity award expense for awards granted in 2011	3,050	2,750	—
Management equity award expense for awards granted in 2012	3,409	—	—
Total management equity award expense	$18,944	$16,139	$11,894
Tax benefit associated with management equity awards	$4,533	$5,530	$3,971
As of December 31, 2012, total compensation cost not yet recognized in our financial statements related to equity awards with time-based vesting conditions yet to be reached was approximately $14.7 million and the weighted-average period over which cost will be recognized was 1.5 years .

Non-Employee Share-Based Transactions
The following table summarizes non-employee restricted stock unit activity during the years ended December 31, 2012, 2011, and 2010.

		Weighted-average measurement-date fair value per share
	Shares
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2009	—	$—
Granted	2,615	13.27
Vested	(2,427)	12.80
Unvested non-employee RSUs, December 31, 2010	188	19.37
Granted	517	17.17
Vested	(588)	17.70
Unvested non-employee RSUs, December 31, 2011	117	17.55
Granted	379	22.94
Vested	(364)	20.38
Unvested non-employee RSUs, December 31, 2012	132	25.42
All of our 2012 and 2011 non-employee share-based transactions relate to the granting of RSUs to members of our sales force. These awards are earned over a three month service period and vest at the conclusion of the service period. However, they are subject to long-term sales restrictions expiring over three years. Because the sale restrictions extend up to three years beyond the vesting period, the awards are subject to an illiquidity discount reflecting the risk associated with the post-vesting restrictions. To quantify this discount for each award, we used a series of Black-Scholes models with one-, two- and three-year tenors to estimate put option costs less a nominal transaction cost as a methodology for quantifying the cost of eliminating the downside risk associated with the sale restrictions.
The most significant assumptions in the Black-Scholes models were the volatility assumptions. Because our stock and the options on our stock have had a limited active trading history, we derived volatility assumptions by also considering other public insurance companies’ historical and implied volatilities over terms comparable to the sale restriction terms.
The following table presents the assumptions used in valuing quarterly RSU grants:

Year ended December 31,
	2012	2011	2010
Expected volatility	20 to 50	29 to 67	36 to 52
Quarterly dividends expected	$0.03 to $0.09	$0.01 to $0.03	$0.00 to $0.01
Risk-free interest rates	Less than 1%	Less than 1%	Less than 2%
Our quarterly incentive awards to our sales force leaders have performance-based vesting requirements for which the granting and the service period occur within the same calendar quarter. These awards are granted in the form of RSUs which vest upon the conclusion of the quarterly contest and are subject to sale restrictions expiring over the three years subsequent to vesting. Because the awards are subject to sale restrictions following their vesting, their fair value is discounted to reflect a corresponding illiquidity discount. These awards are an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, and therefore are deferred and amortized in the same manner as other deferred policy acquisition costs.
Details on the granting and valuation of these awards follow:

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per-share amounts)
Total quarterly non-employee RSUs granted	378,505	517,374	750,000
Measurement date per-share fair value of awards	$20.36 to $25.42	$14.08 to $21.06	$15.44 to $19.37
Illiquidity discounts	17% to 23%	17% to 32%	20% to 28%
Quarterly incentive awards expense recognized	$—	$1,747	$12,318
Quarterly incentive awards expense deferred	$8,686	$7,058	$—
Concurrent tax benefit of deferred expense	$2,640	$2,273	$—

As of December 31, 2012, all non-employee equity awards were fully vested with the exception of approximately 132,000 shares that vested on January 1, 2013. As such, any related compensation cost not recognized in our financial statements through December 31, 2012 is immaterial. For the year ended December 31, 2010, we also recognized approximately $22.4 million of expense in connection with the IPO shares granted to certain of our sales force leaders in April 2010. This IPO-related grant expense was partially offset by a tax benefit of approximately $7.1 million. The IPO price per share was $15.00. We recognized a discounted fair value of these awards of $12.00 per RSU, reflecting the illiquidity discount described above.
All of our outstanding equity awards are eligible for dividends or dividends equivalent regardless of vesting status.

(14) Statutory Accounting and Dividend Restrictions
U.S. Insurance Subsidiaries
Our U.S. insurance subsidiaries are required to report their results of operations and financial position to state authorities on the basis of statutory accounting practices prescribed or permitted by such authorities and the National Association of Insurance Commissioners ("NAIC"), which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company's principal life insurance company, Primerica Life, prepares its statutory financial statements on the basis of accounting practices prescribed or permitted by the NAIC and the Massachusetts Division of Insurance ("Massachusetts DOI") and includes the statutory financial statements of its wholly-owned insurance subsidiaries, NBLIC and Peach Re. NBLIC’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the NAIC and the New York State Department of Financial Services, while Peach Re's statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the NAIC and the Vermont Department of Financial Regulation ("Vermont DOI"). Our U.S. insurance subsidiaries' ability to pay dividends to their parent is subject to and limited by the various laws and regulations of their respective states. There are no regulatory restrictions on the ability of the Parent Company to pay dividends.
Primerica Life's statutory ordinary dividend capacity is based on the greater of: (1) the previous year’s statutory net gain from operations (excluding pro rata distributions of any class of the insurer’s own securities) or (2) 10% of the previous year-end statutory surplus (net of capital stock), subject to a maximum limit equal to statutory unassigned surplus. Dividends that, together with the amount of other distributions or dividends made within the preceding 12 months, exceed this statutory limitation are referred to as extraordinary dividends. Extraordinary dividends require advance notice to the Massachusetts DOI, Primerica Life’s primary state insurance regulator, and are subject to potential disapproval. For dividends exceeding these thresholds, Primerica Life must provide notice to the Massachusetts DOI and receive notice that the Massachusetts DOI does not object to the payment of such dividends.
Primerica Life’s statutory capital and surplus and statutory unassigned surplus at December 31, 2012 and 2011 was as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Statutory capital and surplus	$670,434	$443,141
Statutory unassigned surplus	$231,316	$—
Primerica Life's statutory net gain from operations was approximately $254.9 million and $182.0 million in 2012 and 2011, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2012 or 2011. As of January 1, 2013, Primerica Life's statutory ordinary dividend capacity was approximately $81.3 million, which represents its statutory unassigned surplus less $150.0 million of extraordinary dividends paid in April 2012. After April 2013, Primerica Life will have ordinary dividend capacity of approximately $231.3 million less any previous dividends paid in 2013.
Primerica Life reports its statutory capital and surplus in accordance with accounting practices prescribed or permitted by the NAIC and the Massachusetts DOI. As such, Primerica Life's investment basis in NBLIC and Peach Re reflect their statutory capital and surplus amounts recorded in accordance with statutory accounting practices prescribed or permitted by the NAIC and each subsidiary's state of domicile; New York and Vermont, respectively. Peach Re was formed as a special purpose financial captive insurance company and, with the explicit permission of the Vermont DOI, has included the value of a letter of credit serving as collateral for its policy reserves as an admitted asset in its statutory capital and surplus. This permitted accounting practice was critical to the organization and operational plans of Peach Re and explicitly included in the licensing order issued by the Vermont DOI. The impact of this permitted practice as of

December 31, 2012 was approximately $467.4 million on Peach Re's statutory capital and surplus. As of December 31, 2012, if Peach Re had not been permitted to include the letter of credit as an admitted asset, Primerica Life would have still exceeded the minimum statutory capital and surplus of approximately $71.8 million required to trigger a regulatory action event. However, Primerica Life would not have paid the $150.0 million of extraordinary dividends to the Parent Company in April 2012 if Peach Re had not been permitted to include the letter of credit as an admitted asset in its statutory capital and surplus.
Canadian Insurance Subsidiary
Primerica Life Canada is incorporated under the provisions of the Canada Business Corporations Act and is a domiciled Canadian Company subject to regulation under the Insurance Companies Act (Canada) by the Office of the Superintendent of Financial Institutions in Canada ("OSFI") and by Provincial Superintendents of Financial Institutions/Insurance in those provinces in which Primerica Life Canada is licensed. The financial statements of Primerica Life Canada are prepared in accordance with International Financial Reporting Standards ("IFRS").
Primerica Life Canada's capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds the minimum capital requirements projected in each year of the next five years. As of December 31, 2012 and 2011, Primerica Life Canada's statutory capital and surplus was approximately $234.7 million and $158.8 million, respectively.
In Canada, dividends can be paid subject to the paying insurance company continuing to meet the regulatory and internal requirements for capital adequacy and liquidity upon 15 days minimum notice to OSFI. Primerica Life Canada's statutory ordinary dividend capacity at January 1, 2013 was estimated to be approximately $84.4 million based on its projection of the minimum capital requirements during each year in the next five years. The actual amount of future dividends that Primerica Life Canada will declare and pay is also subject to the Company's asserted position of permanent reinvestment of certain unremitted earnings discussed in Note 10 (Income Taxes).

(15) Commitments and Contingent Liabilities
Commitments
We lease office equipment and office and warehouse space under various noncancellable operating lease agreements that expire through June 2028. Total minimum rent expense was $6.9 million, $6.7 million, and $6.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. We had no contingent rent expense during 2012, 2011, and 2010. In September 2011, we signed an agreement to lease a new build-to-suit facility which will replace and consolidate substantially all of our existing Duluth, Georgia-based executive and home office operations. We expect the building to be complete and ready for occupancy in the first half of 2013. The initial lease term will be fifteen years with estimated minimum annual rental payments ranging from approximately $4.5 million at inception to approximately $5.6 million in year 15. The leases covering our existing Duluth, Georgia-based executive and home office operations will terminate in the second quarter of 2013. As such, we do not expect a material increase in our annual operating lease expenditures.
As of December 31, 2012, the minimum aggregate rental commitments for operating leases were as follows:

December 31, 2012
(In thousands)
2013	$6,775
2014	6,697
2015	6,192
2016	6,258
2017	6,325
Thereafter	56,297
Total minimum rental commitments for operating leases	$88,544
Contingent Liabilities
The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties, including indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. As such, the Company is unable to estimate the possible loss or range of loss that may result from these matters.

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
In late 2011 and in 2012, numerous arbitration claims were filed with the Financial Industry Regulatory Association ("FINRA") against our subsidiary, PFS Investments and certain of its registered representatives seeking unspecified damages arising from the allegation that the representatives improperly recommended that the claimants transfer their retirement benefits from the Florida Retirement System's defined benefit plan to its defined contribution plan. Currently, there are 22 pending arbitrations. Of these arbitrations, 17 have been scheduled for hearings in 2013, including two that are scheduled for hearings in the first quarter of 2013. In addition, eight lawsuits alleging the same claims against PFS Investments and certain of its registered representatives are pending in Miami-Dade County Circuit Court, and one lawsuit is pending in Federal Court for the Middle District of Florida. The total number of claimants in the arbitrations and the lawsuits, some of which have multiple claimants, is 94. The law firm representing the claimants in these matters has engaged in solicitation activities directed to Florida state employees to generate interest in the matters and has informed us that it has a list of approximately 150 additional state employees who have responded to its solicitations. It is unclear how many additional claims will be filed. The law firm has demanded a substantial settlement for the claims it has already brought. We believe we have meritorious defenses to the claims, and we intend to vigorously defend against them. Most of the claims arose between 2002 and 2008, and may be susceptible to statute of limitations defenses. In August 2012, one of the cases was dismissed by a Palm Beach County Circuit Court on statute of limitations grounds. An appeal of that decision is pending. Despite our defenses, we will incur significant costs, and possibly liabilities, defending and/or resolving these claims. Unless the claims are resolved, we will incur significant legal fees and litigation-related expenses in 2013. At this time, we are unable to reasonably estimate a range of possible losses.
The treasury departments of 13 U.S. states and the District of Columbia have each engaged a common third party to conduct audits of the Company and its subsidiaries for compliance with unclaimed property laws. The insurance departments of three of those states and three additional states have each engaged a common third party to examine the claims settlement and policy administration practices of Primerica Life and NBLIC, which includes examinations for compliance with unclaimed property laws. If instances of noncompliance are identified during the audits, the Company could be required to make additional payments. Additionally, the State of West Virginia Treasurer has sued Primerica Life and many other insurance companies, alleging violations of the West Virginia unclaimed property act. Other jurisdictions may pursue similar inquiries, audits, examinations and litigation. The audits and examinations are expected to take significant time to complete, and the Company cannot reasonably estimate the impact of additional costs or liabilities that could result from the resolution of these audits and litigation.

(16) Benefit Plans
We established a defined contribution plan for the benefit of our employees in 2010. The expense associated with this plan was approximately $6.5 million, $6.1 million, and $3.1 million in 2012, 2011, and 2010, respectively.

Unaudited Quarterly Financial Data
In management's opinion, the following quarterly consolidated and combined financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited consolidated and combined financial statements. Financial information for the quarters presented was prepared on a consolidated basis.

	Quarter ended March 31, 2012	Quarter ended June 30, 2012	Quarter ended September 30, 2012	Quarter ended December 31, 2012
	(In thousands, except per-share amounts)
Direct premiums	$561,037	$570,073	$567,273	$569,592
Ceded premiums	(418,163)	(415,815)	(414,991)	(414,784)
Net premiums	142,874	154,258	152,282	154,808
Commissions and fees	103,905	106,761	104,337	112,772
Net investment income	26,097	23,605	26,881	24,221
Realized investment gains (losses), including OTTI	2,131	4,321	3,872	1,058
Other, net	11,594	11,580	11,716	11,642
Total revenues	286,601	300,525	299,088	304,501
Total benefits and expenses	223,136	228,604	228,532	243,555
Income before income taxes	63,465	71,921	70,556	60,946
Income taxes	21,709	25,741	24,957	20,675
Net income	$41,756	$46,180	$45,599	$40,271

Earnings per share - basic	$0.62	$0.73	$0.74	$0.68
Earnings per share - diluted	$0.61	$0.72	$0.72	$0.67

	Quarter ended March 31, 2011	Quarter ended June 30, 2011	Quarter ended September 30, 2011	Quarter ended December 31, 2011
	(In thousands, except per-share amounts)
Direct premiums	$552,069	$560,881	$560,739	$555,778
Ceded premiums	(422,238)	(435,564)	(425,643)	(419,630)
Net premiums	129,831	125,317	135,096	136,148
Commissions and fees	106,116	108,698	100,883	97,282
Net investment income	28,626	27,229	27,103	25,643
Realized investment gains (losses), including OTTI	327	2,035	(178)	4,256
Other, net	11,452	11,816	12,887	12,526
Total revenues	276,352	275,095	275,791	275,855
Total benefits and expenses	203,096	216,630	220,284	219,174
Income before income taxes	73,256	58,465	55,507	56,681
Income taxes	25,985	20,845	20,409	19,479
Net income	$47,271	$37,620	$35,098	$37,202

Earnings per share - basic	$0.62	$0.50	$0.46	$0.52
Earnings per share - diluted	$0.62	$0.49	$0.46	$0.51
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING MATTERS.
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2012 and 2011.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Co-Chief Executive Officers and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors of Primerica, Inc.:
We have audited Primerica, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Primerica, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Primerica, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated and combined statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2013

ITEM 9B. OTHER INFORMATION.
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company is required to include certain disclosures in its periodic reports if the Company or any of its “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by the Company as well as any person or entity that controls the Company or is under common control with the Company (“control” is also construed broadly by the SEC). The Company and its consolidated subsidiaries have not knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2012. Nevertheless, because affiliates of Warburg Pincus LLC (“WP”) (i) beneficially own more than 10% of the Company's outstanding common stock and have representatives who serve as members of the Company's board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Bausch & Lomb Incorporated (“Bausch & Lomb”), Bausch & Lomb may be deemed to be an affiliate of the Company.
The disclosure below was provided to us by WP, and WP has informed us that it was provided to WP by Bausch & Lomb with respect to Section 13(r)(1)(D)(iii) of the Exchange Act concerning possible dealings with the government of Iran. The disclosure relates solely to activities conducted by Bausch & Lomb and its non-U.S. affiliates and does not relate to any activities conducted the Company (or, to our knowledge, WP) and does not involve the Company's (or, to our knowledge, WP's) management. WP has advised us that it is not representing to the accuracy or completeness of such information and undertakes no obligation to correct or update this information. The Company has not independently verified or participated in the preparation of the following disclosure.
Bausch & Lomb, an eye health company, makes sales of human healthcare products to benefit patients in Iran under licenses issued by the U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”). In 2012, Bausch & Lomb was granted licenses by OFAC, extending to its foreign affiliates doing business in Iran. Before the U.S. Government extended OFAC sanctions to entities controlled by U.S. persons in October 2012, it was permissible under U.S. law for non-U.S. affiliates to engage in sales to Iranian customers under limited circumstances. In accordance with these requirements, during the first three quarters of 2012, certain of Bausch & Lomb's non‑U.S. affiliates engaged in sales to Iran from its Surgical - Consumables business, which includes certain intraocular lenses and other products used to help people retain or regain sight. Its non-U.S. affiliate, Technolas Perfect Vision GmbH (“TPV”), which sells ophthalmic surgery systems and related products used in connection with refractive and cataract surgery, also engaged in sales to Iran. These sales were all conducted through a distributor, which also engaged in certain registration and licensing activities with the Iranian government involving Bausch & Lomb's products. The Iranian distributor is not listed on any U.S. sanctions lists and is not a government-owned entity. However, the downstream customers of this distributor included public hospitals, which may be owned or controlled directly or indirectly by the Iranian government. The entire gross revenues attributable to Bausch & Lomb's Surgical - Consumables business not conducted pursuant to an OFAC license in Iran during 2012 were US$5,058,000 and the gross profits were US$2,690,000. The entire gross revenues attributable to TPV's sales to Iran during 2012 not under OFAC license were € 1,738,900 and the gross profits were € 958,624. Bausch & Lomb does not have sufficient information to specify what proportion of these sales may relate to Iranian government end customers of its distributor. The purpose of Bausch & Lomb's Iran-related activities is to provide access to important and sight-saving products to surgeons and patients in Iran, and to improve the eye healthcare of the Iranian people. For this reason, Bausch & Lomb and its affiliates plan to continue their existing activities and operations in Iran; however, as noted above, all of this business (including business conducted by non-U.S. companies) is conducted pursuant to licenses issued by OFAC.

PART III
Pursuant to General Instruction G to Form 10-K, and as described below portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2012, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee and the Report of the Compensation Committee to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.
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
For a list of executive officers, see Part I Item X. Executive Officers of the Registrant herein.
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
Except for the information above and the information set forth in Part I, Item X. Executive Officers of the Registrant, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on – Election of Directors;

•	Corporate Governance – Independence of Committee Members;

•	Corporate Governance – Code of Conduct;

•	Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance;

•	Board of Directors – Members of Our Board of Directors;

•	Board of Directors – Committees of Our Board of Directors;

•	Executive Compensation – Employment Agreements with Named Executive Officers;

•	Audit Committee Matters – Audit Committee Report;

•	Related Party Transactions – Transactions with Citigroup; and

•	Related Party Transactions – Transactions with Warburg Pincus.

Item 11. Executive Compensation.
The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Board of Directors – Committees of Our Board of Directors – Compensation Committee;

•	Board of Directors – Director Compensation; and

•	Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except for the information set forth in Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Corporate Governance – Beneficial Ownership of Common Stock.

Item 13. Certain Relationships and Relationships, and Director Independence.
The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Introductory paragraph to Corporate Governance;

•	Corporate Governance – Independence of Directors;

•	Corporate Governance – Categorical Standards of Independence;

•	Corporate Governance – Independence of Committee Members;

•	Board of Directors – Committees of Our Board of Directors; and

•	Related Party Transactions.

Item 14. Principal Accounting Fees and Services.
The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on – Proposal 6: Ratification of the Appointment of KPMG LLP as Our Independent Registered Public Accounting Firm;

•	Board of Directors – Committees of Our Board of Directors – Audit Committee; and

•	Audit Committee Matters – Fees and Services of Our Independent Registered Public Accounting Firm.

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

Exhibit Number	Description	Reference

2.1	Securities Purchase Agreement dated February 8, 2010, by and among Citigroup Insurance Holding Corporation, Primerica, Inc., Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.	Incorporated by reference to Exhibit 2.1 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
3.1	Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
4.1	Warrant to purchase 3,975,914 shares of common stock dated as of April 15, 2010.	Incorporated by reference to Exhibit 4.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
4.2	Warrant to purchase 127,196 shares of common stock dated as of April 15, 2010.	Incorporated by reference to Exhibit 4.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
4.3	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.4	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.5	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
10.1	Intercompany Agreement dated as of April 7, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.2	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.3	80% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.5 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.4	10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.5	80% Coinsurance Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.7 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.6	10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.8 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).

Exhibit Number	Description	Reference
10.7	10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.9 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.8	Capital Maintenance Agreement dated March 31, 2010 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.10 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.9	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.11 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.10	Trust Agreement dated March 29, 2010 among National Benefit Life Insurance Company, American Health and Life Insurance Company and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.12 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.11	Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010, Ltd.	Incorporated by reference to Exhibit 10.13 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.12	Common Stock Exchange Agreement dated as of April 15, 2010 among the Registrant, Warburg Pincus LLC and Warburg Pincus & Co.	Incorporated by reference to Exhibit 10.39 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.13	Registration Rights Agreement dated as of April 7, 2010 by and among Citigroup Insurance Holding Corporation, Warburg Pincus Private Equity X, L.P., Warburg Pincus X Partners, L.P. and the Registrant.	Incorporated by reference to Exhibit 10.40 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.14	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.41 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.15	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.42 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.16	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010 Ltd.	Incorporated by reference to Exhibit 10.43 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.17	Occupancy Services Agreement dated as of April 7, 2010, between National Benefit Life Insurance Company and Citibank, N.A.	Incorporated by reference to Exhibit 10.19 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.18	Amendment No. 1 dated as of October 7, 2011 to Occupancy Services Agreement dated as of April 7, 2010, between National Benefit Life Insurance Company and Citibank, N.A.	Incorporated by reference to Exhibit 10.20 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.19	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.20*	Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.22 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).

Exhibit Number	Description	Reference
10.21*	Form of Restricted Stock Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.23 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.22	Form of Director Restricted Stock Award Agreement.	Incorporated by reference to Exhibit 10.24 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.23*	Form of Restricted Stock Award Agreement for Messrs. Addison and R. Williams.	Incorporated by reference to Exhibit 10.47 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
10.24*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
10.25*	Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. D. Richard Williams.	Incorporated by reference to Exhibit 99.1 to Primerica's Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680).
10.26*	Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. John A. Addison, Jr.	Incorporated by reference to Exhibit 99.2 to Primerica's Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680).
10.27*	Amended and Restated Employment Agreement, dated as of February 15, 2013, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.1 to Primerica's Current Report on Form 8-K dated February 15, 2013 (Commission File No. 001-34680).
10.28*	Amended and Restated Employment Agreement, dated as of February 15, 2013, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.2 to Primerica's Current Report on Form 8-K dated February 15, 2013 (Commission File No. 001-34680).
10.29*	Amended and Restated Employment Agreement, dated as of February 15, 2013, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 99.3 to Primerica's Current Report on Form 8-K dated February 15, 2013 (Commission File No. 001-34680).
10.30*	Amended and Restated Employment Agreement, dated as of February 15, 2013, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K dated February 15, 2013 (Commission File No. 001-34680).
10.31	Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
10.32	Share Repurchase Agreement dated as of November 1, 2011, between the Registrant and Citigroup Insurance Holding Corporation.	Incorporated by reference to Exhibit 10.34 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.33	Share Repurchase Agreement, dated as of April 17, 2012, between the Registrant and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. .	Incorporated by reference to Exhibit 99.2 to Primerica's Current Report on Form 8-K dated April 17, 2012 (Commission File No. 001-34680).
10.34	Share Repurchase Agreement, dated as of October 3, 2012, between the Registrant and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.	Incorporated by reference to Exhibit 99.2 to Primerica's Current Report on Form 8-K dated October 3, 2012 (Commission File No. 001-34680).
12.1	Statement re Computation of Ratios	Filed with the Securities and Exchange Commission as part of this Annual Report.
21.1	Subsidiaries of the Registrant.	Filed with the Securities and Exchange Commission as part of this Annual Report.

Exhibit Number	Description	Reference
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John A. Addison, Jr., Chairman of Primerica Distribution and Co-Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.3	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer, John A. Addison, Jr., Chairman of Primerica Distribution and Co-Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer.
Filed with the Securities and Exchange Commission as part of this Annual Report.
101.INS**	XBRL Instance Document(1)	Furnished to the Securities and Exchange Commission as part of this Annual Report.
101.SCH**	XBRL Taxonomy Extension Schema	Furnished to the Securities and Exchange Commission as part of this Annual Report.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	Furnished to the Securities and Exchange Commission as part of this Annual Report.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	Furnished to the Securities and Exchange Commission as part of this Annual Report.
101.LAB**	XBRL Taxonomy Extension Label Linkbase	Furnished to the Securities and Exchange Commission as part of this Annual Report.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	Furnished to the Securities and Exchange Commission as part of this Annual Report.
____________________

*	Identifies a management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The financial information contained in the XBRL("eXtensible Business Reporting Language")-related documents is “unaudited” and “unreviewed”.

(1)
Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated and Combined Statements of Income, (iii) Consolidated and Combined Statements of Stockholders’ Equity, (iv) Consolidated and Combined Statements of Comprehensive Income, (v) Consolidated and Combined Statements of Cash Flows, and (vi) Notes to Consolidated and Combined Financial Statements.

(c) Financial Statement Schedules.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES
The stockholders and board of directors of Primerica, Inc.:
Under date of February 27, 2013, we reported on the consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated and combined statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the aforementioned consolidated and combined financial statements, we also audited the related financial statement schedules. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated and combined financial statements, in April 2010 the Company completed its initial public offering and a series of related transactions. Also as discussed in Note 1 to the consolidated and combined financial statements, the Company retrospectively adopted the provisions of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, as of January 1, 2012.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2013

Schedule I
Consolidated Summary of Investments — Other Than Investments in Related Parties
PRIMERICA, INC.

	As of December 31, 2012
Type of Investment	Amortized Cost or Cost	Fair Value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$6,722	$7,534	$7,534
States, municipalities and political subdivisions	31,430	35,010	35,010
Foreign governments	102,165	118,463	118,463
Public utilities	—	—	—
Convertibles and bonds with warrants attached	9,005	9,417	9,417
All other corporate bonds	1,567,431	1,722,362	1,722,362
Certificates of deposit	—	—	—
Redeemable preferred stocks	2,569	1,990	1,990
Total fixed maturities	1,719,322	1,894,776	1,894,776

Equity securities:
Common stocks:
Public utilities	3,810	4,729	4,729
Banks, trusts and insurance companies	5,807	8,881	8,881
Industrial, miscellaneous and all other	14,753	17,348	17,348
Nonredeemable preferred stocks	5,585	6,189	6,189
Total equity securities	29,955	37,147	37,147
Mortgage loans on real estate	—	—	—
Real estate	—	—	—
Policy loans	24,613	24,613	24,613
Other long-term investments	—	—	—
Short-term investments	—	—	—
Total investments	$1,773,890	$1,956,536	$1,956,536
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Condensed Balance Sheets

	December 31,
	2012	2011
	(In thousands)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $52,094 in 2012 and $23,077 in 2011)	$52,668	$23,069
Total investments	52,668	23,069
Cash and cash equivalents	10,296	28,093
Due from affiliates*	176	257
Other receivables	376	112
Deferred income taxes	4,235	—
Investment in subsidiaries*	1,597,896	1,587,691
Other assets	3,153	28
Total assets	1,668,800	$1,639,250
Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$374,433	$300,000
Current income tax payable	7,069	2,696
Deferred income taxes	2,836	1,477
Due to affiliates*	604	247
Interest payable	8,164	7,608
Other liabilities	278	572
Commitments and contingent liabilities (see Note F)
Total liabilities	393,384	312,600
Stockholders’ equity:
Common stock ($.01 par value, authorized 500,000 in 2012 and 2011 and issued 56,374 shares in 2012 and 64,883 shares in 2011)	564	649
Paid-in capital	602,269	835,232
Retained earnings	503,173	344,104
Accumulated other comprehensive income, net of income tax	169,410	146,665
Total stockholders’ equity	1,275,416	1,326,650
Total liabilities and stockholders’ equity	$1,668,800	$1,639,250
____________________

*	Eliminated in consolidation.
See the accompanying notes to condensed financial statements.
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Condensed Statements of Income

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Revenues:
Dividends from subsidiaries*	$238,747	$275,250	$7,313
Net investment income	1,074	61	—
Realized investment gains (losses), including other-than-temporary impairment losses	545	(5)	—
Other, net	—	—	18
Total revenues	240,366	275,306	7,331
Expenses:
Interest expense	17,266	16,500	12,375
Other operating expenses	8,222	8,554	8,936
Total expenses	25,488	25,054	21,311
Income (loss) before income taxes	214,878	250,252	(13,980)
Income tax benefit	(5,998)	(7,131)	(8,281)
Income (loss) before equity in undistributed earnings of subsidiaries	220,876	257,383	(5,699)
Equity in undistributed earnings of subsidiaries*	(47,070)	(100,192)	97,515
Net income	$173,806	$157,191	$91,816
____________________

*	Eliminated in consolidation.
See the accompanying notes to condensed financial statements.
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Condensed Statements of Comprehensive Income

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$173,806	$157,191	$91,816
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	18,127	(625)	15,027
Change in unrealized holding gains (losses) on investment securities	1,127	(13)	—
Reclassification adjustment for realized investment (gains) losses included in net income	(545)	5	—
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains of subsidiaries	4,221	(3,645)	3,286
Total other comprehensive income (loss) before income taxes	22,930	(4,278)	18,313
Income tax expense (benefit) related to items of other comprehensive income (loss)	185	(3)	—
Other comprehensive income (loss), net of income taxes	22,745	(4,275)	18,313
Total comprehensive income	$196,551	$152,916	$110,129
____________________
See the accompanying notes to condensed financial statements.
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Condensed Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$173,806	$157,191	$91,816
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries*	47,070	100,192	(97,515)
Non-cash securities dividends received from subsidiaries*	—	(21,742)	—
Realized investment (gains) losses, including other-than-temporary impairments	(545)	5	—
Accretion and amortization of investments	400	40	—
Depreciation and amortization	183	—	—
Share-based compensation	215	196	(6)
Deferred tax provision	(1,139)	2,533	—
Change in accrued and other income taxes	2,451	3,283	(1,640)
Change in due to/from affiliates*	438	(907)	897
Change in other receivables	(264)	(112)	—
Change in interest payable	556	—	7,608
Change in other liabilities	(294)	(21)	592
Change in other assets	(107)	(28)	—
Net cash provided by (used in) operating activities	222,770	240,630	1,752
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities - sold	67,267	—	—
Fixed-maturity securities - matured or called	24,503	5,210	—
Available-for-sale investments acquired:
Fixed-maturity securities(1)	(120,642)	(6,590)	—
Other, net	(70)	—	—
Net cash provided by (used in) investing activities	(28,942)	(1,380)	—
Cash flows from financing activities:
Dividends	(14,737)	(7,312)	(1,502)
Common stock repurchased	(268,212)	(204,109)	—
Excess tax benefit on share-based compensation	22	14	—
Proceeds from issuance of Senior Notes, net of discount	374,411	—	—
Payment of note issued to Citigroup	(300,000)	—	—
Payments of deferred financing costs	(3,109)	—	—
Net cash provided by (used in) financing activities	(211,625)	(211,407)	(1,502)
Change in cash and cash equivalents	(17,797)	27,843	250
Cash and cash equivalents, beginning of period	28,093	250	—
Cash and cash equivalents, end of period	$10,296	$28,093	$250

Supplemental disclosures of cash flow information:
Interest paid	$15,858	$16,500	$4,767

Non-cash activities:
Share-based compensation	$33,236	$29,444	$44,023
Net contributions from Citigroup	1,961	1,426	1,676,423
____________________

*	Eliminated in consolidation.

(1)	Includes $38,535 eliminated in consolidation.
See the accompanying notes to condensed financial statements.
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Notes to Condensed Financial Statements
(A) Corporate Organization
Primerica, Inc. ("we", "us" or the "Company") was incorporated in Delaware on October 29, 2009 by Citigroup Inc. ("Citigroup") to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. At such time, we issued 100 shares of common stock to Citigroup. These businesses, which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citigroup, were transferred to us on April 1, 2010. In conjunction with our reorganization, we issued to a wholly owned subsidiary of Citigroup (i) 74,999,900 shares of our common stock (of which 24,564,000 shares of common stock were subsequently sold by Citigroup in the initial public offering completed in April 2010 (the "IPO"); 16,412,440 shares of common stock were subsequently sold by Citigroup in April 2010 to certain private equity funds managed by Warburg Pincus LLC ("Warburg Pincus") (the "private sale"); and 5,021,412 shares of common stock were immediately contributed back to us for equity awards granted to our employees and sales force leaders in connection with the IPO), (ii) warrants to purchase from us an aggregate of 4,103,110 shares of our common stock (which were subsequently transferred by Citigroup to Warburg Pincus pursuant to the private sale), and (iii) a $300.0 million note payable due on March 31, 2015 bearing interest at an annual rate of 5.5% (the "Citigroup Note"). Prior to our corporate reorganization, we had no material assets or liabilities. Upon completion of the corporate reorganization, we became a holding company with our primary asset being the capital stock of our operating subsidiaries, and our primary liability being the Citigroup Note, which was repaid in 2012.
(B) Basis of Presentation
These condensed financial statements reflect the results of operations, financial position and cash flows for the Company. We prepare our financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These principles are established primarily by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect financial statement balances, revenues and expenses and cash flows, as well as the disclosure of contingent assets and liabilities. Management considers available facts and knowledge of existing circumstances when establishing the estimates included in our financial statements.
The most significant item that involves a greater degree of accounting estimates subject to change in the future is determination of our investments in subsidiaries. Estimates for this and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.
The accompanying condensed financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto of Primerica, Inc. and subsidiaries included in Part II, Item 8 of this report.
(C) Note Payable
In April 2010, we issued the $300.0 million Citigroup Note as part of our corporate reorganization. On July 16, 2012, we publicly issued $375.0 million in principal amount of senior unsecured notes (the "Senior Notes") in a public offering, and we used a portion of the net cash proceeds to repay the Citigroup Note in whole at a redemption price equal to 100% of the outstanding principal amount. We issued the Senior Notes at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature on July 15, 2022.
As unsecured senior obligations, the Senior Notes rank equally in right of payment with all existing and future unsubordinated indebtedness and senior to all existing and future subordinated indebtedness of the Parent Company. The Senior Notes are structurally subordinated in right of payment to all existing and future liabilities of our subsidiaries. In addition, the Senior Notes contain covenants that restrict our ability to, among other things, create or incur any indebtedness that is secured by a lien on the capital stock of certain of our subsidiaries, and merge, consolidate or sell all or substantially all of our properties and assets.
We were in compliance with the covenants of the Senior Notes at December 31, 2012. No events of default(s) occurred on the Senior Notes, or the Citigroup Note prior to its repayment, during the year ended December 31, 2012.
(D) Income Taxes
In conjunction with the IPO and the private sale, we made elections under section 338(h)(10) of the Internal Revenue

Code, which has resulted in changes to the deferred tax balances of our direct and indirect wholly owned subsidiaries and reduced our stockholders' equity by $174.7 million.
During the first quarter of 2010, our federal income tax return was included as part of Citigroup’s consolidated federal income tax return. In March 2010, in anticipation of our corporate reorganization, we entered into a tax separation agreement with Citigroup. In accordance with the tax separation agreement, Citigroup is responsible for and shall indemnify and hold the Company harmless from and against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability with respect to the Company for any taxable period ending on or before April 2010. After the closing date of the IPO, the Company was no longer part of Citigroup’s consolidated federal income tax return.
The Company has direct and indirect ownership of a group of controlled foreign corporations in Canada. We have asserted a position of permanent reinvestment for the difference in share basis and certain operational earnings. Such operational earnings if not permanently reinvested would have generated a deferred tax liability of approximately $6.9 million as of December 31, 2012. For those operational earnings for which we have not made a permanent reinvestment assertion, we have established a deferred tax liability of approximately $2.9 million to account for the U.S. tax liability that will occur upon repatriation of such earnings. As of December 31, 2012, we had approximately $30.0 million in Canadian operational earnings available to be repatriated to the U.S. for which we have not made a permanent reinvestment assertion. The Company has no other material deferred tax liabilities.
As of December 31, 2012, the Company has state net operating losses resulting in a deferred tax asset of approximately $4.2 million, which are available for use through 2032. The Company has no other material deferred tax assets.
There was no deferred tax asset valuation allowance at December 31, 2012 and 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
The earliest tax year for which the Company may be examined is 2010. However, the Company's subsidiaries are open to examination in the United States for the years 2006 and thereafter and in Canada for the years 2006 and thereafter. For those periods prior to the IPO, the Company and its subsidiaries are fully indemnified by Citigroup.
(E) Dividends
In 2012, Primerica, Inc. received dividends of approximately $73.6 million and $165.1 million from its non-life subsidiaries and its life insurance subsidiaries, respectively. Primerica, Inc. received dividends from its non-life subsidiaries and life insurance subsidiaries of approximately $75.3 million and $200.0 million, respectively, in 2011. In 2010, the Company received dividends of approximately $7.3 million from its non-life subsidiaries. No dividends were received in 2010 after the corporate reorganization from the life insurance subsidiaries. Primerica, Inc. had no subsidiaries until the corporate reorganization in April 2010.
(F) Commitments and Contingent Liabilities
We have a capital maintenance agreement with Peach Re ("Peach Re"), a special purpose financial captive insurance company and indirect wholly owned subsidiary of the Company. The capital maintenance agreement requires us at times to make capital contributions to Peach Re to insure that its regulatory account as defined in its Coinsurance Agreement with Primerica Life Insurance Company ("Primerica Life"), a life insurance company and wholly owned subsidiary of the Company, will not be less than $20.0 million. The regulatory account will only be used to satisfy obligations under the Coinsurance Agreement after all other available assets have been used, including a letter of credit ("LOC") issued by Deutsche Bank for the benefit of Primerica Life. The LOC was issued in 2012 in the initial amount of $450.0 million with a term of approximately fourteen years. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum amount of $510.0 million in 2014.
The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties, including indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. As such, the Company is unable to estimate the possible loss or range of loss that may result from these matters.

Schedule III
Supplementary Insurance Information
PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned premiums	Other policy benefits and claims payable	Separate account liabilities

	(In thousands)
December 31, 2012:
Term Life Insurance	$967,454	$4,681,437	$—	$235,763	$—
Investment and Savings Products	68,812	—	—	—	2,617,299
Corporate and Other Distributed Products	30,156	169,051	6,056	18,770	816
Total	$1,066,422	$4,850,488	$6,056	$254,533	$2,618,115

December 31, 2011:
Term Life Insurance	$806,629	$4,445,472	$—	$219,666	$—
Investment and Savings Products	66,134	—	—	—	2,407,515
Corporate and Other Distributed Products	31,722	169,388	7,022	22,088	1,083
Total	$904,485	$4,614,860	$7,022	$241,754	$2,408,598

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written

	(In thousands)
Year ended December 31, 2012:
Term Life Insurance	$543,658	$69,022	$239,346	$104,272	$110,590	$—
Investment and Savings Products	—	—	—	10,956	281,893	—
Corporate and Other Distributed Products	60,564	31,782	39,401	3,370	133,999	39,102
Total	$604,222	$100,804	$278,747	$118,598	$526,482	$39,102

Year ended December 31, 2011:
Term Life Insurance	$460,641	$62,688	$197,159	$89,474	$105,912	$—
Investment and Savings Products	—	—	—	12,482	267,145	—
Corporate and Other Distributed Products	65,751	45,913	45,537	2,078	139,397	41,891
Total	$526,392	$108,601	$242,696	$104,034	$512,454	$41,891

Year ended December 31, 2010:
Term Life Insurance	$664,668	$110,633	$277,653	$137,009	$132,423	$—
Investment and Savings Products	—	—	—	9,330	238,947	—
Corporate and Other Distributed Products	66,039	54,478	40,050	1,502	163,480	40,429
Total	$730,707	$165,111	$317,703	$147,841	$534,850	$40,429
See the accompanying report of independent registered public accounting firm.

Schedule IV
Reinsurance
PRIMERICA, INC.

	Year Ended December 31, 2012
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

	(Dollars in thousands)
Life insurance in force	$675,164,992	$599,133,626	$—	$76,031,366	—%

Premiums:
Life insurance	$2,227,821	$1,661,822	$—	$565,999	—%
Accident and health insurance	40,154	1,931	—	38,223	—%
Total premiums	$2,267,975	$1,663,753	$—	$604,222	—%

	Year Ended December 31, 2011
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

	(Dollars in thousands)
Life insurance in force	$669,938,841	$596,975,143	$—	$72,963,698	—%

Premiums:
Life insurance	$2,185,791	$1,701,269	$—	$484,522	—%
Accident and health insurance	43,676	1,806	—	41,870	—%
Total premiums	$2,229,467	$1,703,075	$—	$526,392	—%

	Year Ended December 31, 2010
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

	(Dollars in thousands)
Life insurance in force	$662,135,294	$600,806,666	$—	$61,328,628	—%

Premiums:
Life insurance	$2,138,912	$1,448,694	$—	$690,218	—%
Accident and health insurance	42,162	1,673	—	40,489	—%
Total premiums	$2,181,074	$1,450,367	$—	$730,707	—%
See the accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Alison S. Rand	February 27, 2013
Alison S. Rand
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)	February 25, 2013
D. Richard Williams
Chairman of Primerica Distribution and Co-Chief Executive Officer (Principal Executive Officer)
/s/ John A. Addison, Jr.		February 25, 2013
John A. Addison, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Alison S. Rand		February 27, 2013
Alison S. Rand

/s/ Joel M. Babbit	Director	February 25, 2013
Joel M. Babbit

/s/ P. George Benson	Director	February 25, 2013
P. George Benson

/s/ Michael E. Martin	Director	February 25, 2013
Michael E. Martin

/s/ Mark Mason	Director	February 25, 2013
Mark Mason

/s/ Robert F. McCullough	Director	February 25, 2013
Robert F. McCullough

/s/ Barbara A. Yastine	Director	February 25, 2013
Barbara A. Yastine

/s/ Daniel Zilberman	Director	February 25, 2013
Daniel Zilberman