Form 10-Q
period 2013-03-31
Primerica, Inc.
filed 2013-05-08
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-34680

Primerica, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1204330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Primerica Parkway Duluth, Georgia	30099
(Address of principal executive offices)	(ZIP Code)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2013
Common Stock, $.01 Par Value	56,987,377 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
	(In thousands)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,671,700 in 2013 and $1,711,582 in 2012)	$1,837,929	$1,887,014
Equity securities available for sale, at fair value (cost: $31,066 in 2013 and $29,955 in 2012)	40,277	37,147
Trading securities, at fair value (cost: $9,394 in 2013 and $7,740 in 2012)	9,417	7,762
Policy loans	25,009	24,613
Total investments	1,912,632	1,956,536
Cash and cash equivalents	202,512	112,216
Accrued investment income	21,391	19,540
Due from reinsurers	4,005,539	4,005,194
Deferred policy acquisition costs, net	1,098,124	1,066,422
Premiums and other receivables	180,347	170,656
Intangible assets, net (accumulated amortization: $62,472 in 2013 and $61,621 in 2012)	69,502	69,816
Income taxes	21,359	17,256
Other assets	307,241	302,126
Separate account assets	2,614,669	2,618,115
Total assets	$10,433,316	$10,337,877
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$4,898,538	$4,850,488
Unearned premiums	10,214	6,056
Policy claims and other benefits payable	254,333	254,533
Other policyholders’ funds	350,345	345,721
Notes payable	374,445	374,433
Income taxes	122,925	114,611
Other liabilities	366,669	358,577
Payable under securities lending	133,325	139,927
Separate account liabilities	2,614,669	2,618,115
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,125,463	9,062,461
Stockholders’ equity:
Common stock ($.01 par value; authorized 500,000 in 2013 and 2012; and issued 56,682 shares in 2013 and 56,374 shares in 2012)	567	564
Paid-in capital	609,100	602,269
Retained earnings	535,609	503,173
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	51,358	55,487
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	112,264	114,958
Net unrealized investment losses other-than-temporarily impaired	(1,045)	(1,035)
Total stockholders’ equity	1,307,853	1,275,416
Total liabilities and stockholders’ equity	$10,433,316	$10,337,877
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income - Unaudited

	Three months ended March 31,
	2013	2012
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$570,899	$561,037
Ceded premiums	(410,604)	(418,163)
Net premiums	160,295	142,874
Commissions and fees	111,988	103,905
Net investment income	23,216	26,097
Realized investment gains (losses), including other-than-temporary impairment losses	2,286	2,131
Other, net	10,660	11,594
Total revenues	308,445	286,601
Benefits and expenses:
Benefits and claims	74,246	67,933
Amortization of deferred policy acquisition costs	31,252	26,531
Sales commissions	55,048	49,717
Insurance expenses	27,052	22,444
Insurance commissions	6,066	8,496
Interest expense	8,795	6,910
Other operating expenses	45,754	41,105
Total benefits and expenses	248,213	223,136
Income before income taxes	60,232	63,465
Income taxes	21,387	21,709
Net income	$38,845	$41,756

Earnings per share:
Basic	$0.67	$0.62
Diluted	$0.65	$0.61

Weighted-average shares used in computing earnings per share:
Basic	56,598	65,133
Diluted	58,407	66,275

Supplemental disclosures:
Total impairment losses	$(86)	$(701)
Impairment losses recognized in other comprehensive income before income taxes	15	487
Net impairment losses recognized in earnings	(71)	(214)
Other net realized investment gains (losses)	2,357	2,345
Realized investment gains (losses), including other-than-temporary impairment losses	$2,286	$2,131
Dividends declared per share	$0.11	$0.03
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income - Unaudited

	Three months ended March 31,
	2013	2012
	(In thousands)
Net income	$38,845	$41,756
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	(2,500)	17,514
Reclassification adjustment for realized investment (gains) losses included in net income	(1,659)	(1,821)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(4,188)	3,308
Total other comprehensive income (loss) before income taxes	(8,347)	19,001
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,514)	5,464
Other comprehensive income (loss), net of income taxes	(6,833)	13,537
Total comprehensive income	$32,012	$55,293
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

	Three months ended March 31,
	2013	2012
	(In thousands)
Common stock:
Balance, beginning of period	$564	$649
Repurchases of common stock	(1)	(1)
Net issuance of common stock	4	5
Balance, end of period	567	653
Paid-in capital:
Balance, beginning of period	602,269	835,232
Share-based compensation	9,912	7,058
Net issuance of common stock	(4)	(5)
Repurchases of common stock	(3,077)	(1,633)
Net capital contributed by Citigroup	—	1,961
Balance, end of period	609,100	842,613
Retained earnings:
Balance, beginning of period	503,173	344,104
Net income	38,845	41,756
Dividends	(6,409)	(2,013)
Balance, end of period	535,609	383,847
Accumulated other comprehensive income (loss):
Balance, beginning of period	169,410	146,665
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(59) in 2013 and $(29) in 2012	(4,129)	3,337
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $(1,450) in 2013 and $5,664 in 2012	(2,694)	10,516
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax benefit of ($5) in 2013 and ($171) in 2012	(10)	(316)
Balance, end of period	162,577	160,202
Total stockholders’ equity	$1,307,853	$1,387,315
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited

	Three months ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$38,845	$41,756
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	65,701	70,976
Deferral of policy acquisition costs	(62,874)	(65,346)
Amortization of deferred policy acquisition costs	31,252	26,531
Change in income taxes	5,725	1,723
Realized investment (gains) losses, including other-than-temporary impairments	(2,286)	(2,131)
Accretion and amortization of investments	(526)	(278)
Depreciation and amortization	2,424	2,491
Change in due from reinsurers	(345)	(39,844)
Change in premiums and other receivables	(10,245)	4,785
Trading securities sold, matured, or called (acquired), net	(1,654)	3,807
Share-based compensation	5,196	4,448
Change in other operating assets and liabilities, net	(6,841)	(53,688)
Net cash provided by (used in) operating activities	64,372	(4,770)
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities - sold	15,878	67,354
Fixed-maturity securities - matured or called	62,567	75,433
Equity securities	148	—
Available-for-sale investments acquired:
Fixed-maturity securities	(34,958)	(107,467)
Equity securities	(46)	(3,040)
Purchases of property and equipment and other investing activities, net	(8,688)	(322)
Cash collateral received (returned) on loaned securities, net	(6,602)	(6,851)
Sales (purchases) of short-term investments using securities lending collateral, net	6,602	6,851
Net cash provided by (used in) investing activities	34,901	31,958
Cash flows from financing activities:
Dividends paid	(6,409)	(2,013)
Common stock repurchased	(3,078)	(1,634)
Excess tax benefits on share-based compensation	925	396
Payments of deferred financing costs	—	(4,683)
Net cash provided by (used in) financing activities	(8,562)	(7,934)
Effect of foreign exchange rate changes on cash	(415)	204
Change in cash and cash equivalents	90,296	19,458
Cash and cash equivalents, beginning of period	112,216	136,078
Cash and cash equivalents, end of period	$202,512	$155,536
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting
Policies
Description of Business. Primerica, Inc. (the "Parent Company") together with its subsidiaries (collectively, "we", "us" or the "Company") is a leading distributor of financial products to middle income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc. ("PFS"), a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada ("Primerica Life Canada") and PFSL Investments Canada Ltd. ("PFSL Investments Canada"); and PFS Investments, Inc. ("PFS Investments"), an investment products company and broker-dealer. Primerica Life, domiciled in Massachusetts, owns National Benefit Life Insurance Company ("NBLIC"), a New York life insurance company.
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
The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2013 and December 31, 2012, the statements of income, comprehensive income, stockholders' equity, and cash flows for the three months ended March 31, 2013 and 2012. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report").
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
Significant Accounting Policies. All significant accounting policies remain unchanged from the 2012 Annual Report.
New Accounting Principles. In July 2012, the FASB issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU

2012-02”), which allows an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. The Company assesses its indefinite-lived intangible asset for impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amendments in the update were applied prospectively in our fiscal year beginning January 1, 2013 and had no impact on our financial statements. The Company also does not expect the amendments in the update to have an impact on our financial statements when its indefinite-lived intangible asset is assessed for impairment on the annual assessment date.
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments of ASU 2011-11 provide for enhanced disclosures about offsetting assets and liabilities. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies the scope of ASU 2011-11. We adopted the provisions of ASU 2013-01, which include the provisions of ASU 2011-11, for our fiscal year beginning January 1, 2013. This update did not have an impact on our financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments of ASU 2013-02 require an entity to provide additional information about the amounts reclassified out of accumulated other comprehensive income. The amendments in ASU 2013-02 were applied prospectively for our fiscal year beginning January 1, 2013. The disclosures required by this update are included in this report and had no impact on our financial position, results of operations, or cash flows.
Future Application of Accounting Standards. Recent accounting guidance not discussed above is not applicable, is immaterial to our financial statements, or did not or will not have an impact on our business.

(2) Segment Information
We have two primary operating segments – Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. Total assets and results of operations by segment were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Assets:
Term life insurance segment	$6,594,616	$6,491,650
Investment and savings products segment	2,809,071	2,810,137
Corporate and other distributed products segment	1,029,629	1,036,090
Total assets	$10,433,316	$10,337,877

	Three months ended March 31,
	2013	2012
	(In thousands)
Revenues:
Term life insurance segment	$168,397	$151,804
Investment and savings products segment	108,722	100,134
Corporate and other distributed products segment	31,326	34,663
Total revenues	$308,445	$286,601
Income (loss) before income taxes:
Term life insurance segment	$45,779	$44,283
Investment and savings products segment	26,371	28,870
Corporate and other distributed products segment	(11,918)	(9,688)
Total income before income taxes	$60,232	$63,465
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $195.2 million and $192.8 million as of March 31, 2013 and December 31, 2012, respectively.

Long-lived assets and results of operations by country were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Long-lived assets by country:
United States	$83,059	$82,724
Canada	556	450
Total long-lived assets	$83,615	$83,174

	Three months ended March 31,
	2013	2012
	(In thousands)
Revenues by country:
United States	$249,368	$230,757
Canada	59,077	55,844
Total revenues	$308,445	$286,601
Income before income taxes by country:
United States	$44,131	$47,773
Canada	16,101	15,692
Total income before income taxes	$60,232	$63,465

(3) Investments
The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities follow:

	March 31, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$7,438	$770	$(11)	$8,197
Foreign government	108,978	14,644	(280)	123,342
States and political subdivisions	31,372	3,616	(11)	34,977
Corporates(1)	1,244,380	129,639	(3,018)	1,371,001
Mortgage- and asset-backed securities	279,532	21,651	(771)	300,412
Total fixed-maturity securities	1,671,700	170,320	(4,091)	1,837,929
Equity securities	31,066	9,359	(148)	40,277
Total fixed-maturity and equity securities	$1,702,766	$179,679	$(4,239)	$1,878,206
____________________

(1)	Includes approximately $1.6 million of other-than-temporary impairment losses recognized in accumulated other comprehensive income.

	December 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$6,722	$812	$—	$7,534
Foreign government	101,171	16,238	(17)	117,392
States and political subdivisions	31,176	3,596	(19)	34,753
Corporates(1)	1,265,179	134,710	(2,763)	1,397,126
Mortgage- and asset-backed securities	307,334	23,999	(1,124)	330,209
Total fixed-maturity securities	1,711,582	179,355	(3,923)	1,887,014
Equity securities	29,955	7,529	(337)	37,147
Total fixed-maturity and equity securities	$1,741,537	$186,884	$(4,260)	$1,924,161
____________________

(1)	Includes approximately $1.6 million of other-than-temporary impairment losses recognized in accumulated other comprehensive income.
The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale securities was as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Net unrealized investment gains (losses) including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$175,440	$182,624
Currency swaps	98	97
Foreign currency translation adjustment	(4,432)	(7,456)
Other-than-temporary impairments	1,607	1,592
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	172,713	176,857
Deferred income taxes	(60,449)	(61,899)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$112,264	$114,958
We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of the fixed-maturity securities classified as trading securities were approximately $9.4 million and $7.8 million as of March 31, 2013 and December 31, 2012, respectively.
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
As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $20.3 million and $20.5 million as of March 31, 2013 and December 31, 2012, respectively.
We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our balance sheet. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the lent securities as investment assets on our balance sheet during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $133.3 million and $139.9 million as of March 31, 2013 and December 31, 2012, respectively.

The scheduled contractual maturity distribution of the available-for-sale fixed-maturity portfolio at March 31, 2013 follows:

	March 31, 2013
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$184,489	$190,619
Due after one year through five years	527,635	575,545
Due after five years through 10 years	639,913	724,329
Due after 10 years	40,131	47,024
	1,392,168	1,537,517
Mortgage- and asset-backed securities	279,532	300,412
Total fixed-maturity securities	$1,671,700	$1,837,929
Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Fixed-maturity securities	$23,210	$25,762
Equity securities	272	223
Policy loans and other invested assets	320	350
Cash and cash equivalents	88	135
Market return on deposit asset underlying 10% reinsurance agreement	563	1,030
Gross investment income	24,453	27,500
Investment expenses	(1,237)	(1,403)
Net investment income	$23,216	$26,097
The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$1,733	$2,036
Gross losses from sales	(3)	(1)
Other-than-temporary impairment losses	(71)	(214)
Gains (losses) from bifurcated options	627	310
Net realized investment gains (losses)	$2,286	$2,131
Supplemental information:
Gross realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$1,659	$1,821
Tax expense (benefit) associated with realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$581	$637
Proceeds from sales or other redemptions	$78,593	$142,787
Other-Than-Temporary Impairment. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible other-than-temporary impairment ("OTTI"). An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an unrealized loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity. For additional information, see Note 3 (Investments) to the consolidated and combined financial statements in our 2012 Annual Report.
Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $115.4 million and $111.9 million as of March 31, 2013 and December 31, 2012, respectively.
The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2013
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$940	$(11)	2	$—	$—	—
Foreign government	13,648	(255)	32	497	(25)	2
States and political subdivisions	1,206	(11)	3	—	—	—
Corporates	66,243	(1,428)	162	5,909	(1,590)	41
Mortgage- and asset-backed securities	14,921	(43)	24	6,550	(728)	14
Total fixed-maturity securities	96,958	(1,748)		12,956	(2,343)
Equity securities	1,200	(148)	7	—	—	—
Total fixed-maturity and equity securities	$98,158	$(1,896)		$12,956	$(2,343)

	December 31, 2012
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
Foreign government	$5,146	$(17)	13	$—	$—	—
States and political subdivisions	1,498	(19)	3	—	—	—
Corporates	70,176	(1,189)	134	7,055	(1,574)	33
Mortgage- and asset-backed securities	15,367	(22)	21	6,409	(1,102)	14
Total fixed-maturity securities	92,187	(1,247)		13,464	(2,676)
Equity securities	1,461	(147)	20	522	(190)	2
Total fixed-maturity and equity securities	$93,648	$(1,394)		$13,986	$(2,866)
The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	March 31, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$167	$678	$165	$712

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Impairments on fixed-maturity securities not in default	$71	$214
The securities noted above were considered to be other-than-temporarily impaired due to adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; or analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default.
As of March 31, 2013, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. Because we have the ability to hold these investments until a market price recovery or maturity and we have no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.
Net impairment losses recognized in earnings were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$15	$700
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	(15)	(487)
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	—	213
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	71	1
Net impairment losses recognized in earnings	$71	$214
The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$14,171	$17,403
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	71	—
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	—	214
Reductions due to sales, maturities or calls of credit impaired securities	—	(2,073)
Cumulative OTTI credit losses recognized for securities still held, end of period	$14,242	$15,544

Derivatives. We use foreign currency swaps to reduce our foreign exchange risk due to direct investment in foreign currency-denominated debt securities. The aggregate notional balance and fair value of these currency swaps follow:

	March 31, 2013	December 31, 2012
	(In thousands)
Aggregate notional balance of currency swaps	$5,878	$5,878
Aggregate fair value of currency swaps	(1,848)	(2,048)
The change in fair value of these currency swaps is reflected in other comprehensive income as they effectively hedge the variability in cash flows from these foreign currency-denominated debt securities.
The embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of March 31, 2013 and December 31, 2012, the fair value of these bifurcated options was approximately $11.4 million and $10.2 million, respectively.
We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of March 31, 2013 and December 31, 2012. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$8,197	$—	$8,197
Foreign government	—	123,342	—	123,342
States and political subdivisions	—	34,977	—	34,977
Corporates	1,307	1,367,226	2,468	1,371,001
Mortgage- and asset-backed securities	—	298,672	1,740	300,412
Total fixed-maturity securities	1,307	1,832,414	4,208	1,837,929
Equity securities	25,640	14,589	48	40,277
Trading securities	—	9,417	—	9,417
Separate accounts	—	2,614,669	—	2,614,669
Total fair value assets	$26,947	$4,471,089	$4,256	$4,502,292
Fair value liabilities:
Currency swaps	$—	$1,848	$—	$1,848
Separate accounts	—	2,614,669	—	2,614,669
Total fair value liabilities	$—	$2,616,517	$—	$2,616,517

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$7,534	$—	$7,534
Foreign government	—	117,392	—	117,392
States and political subdivisions	—	34,753	—	34,753
Corporates	1,301	1,392,446	3,379	1,397,126
Mortgage- and asset-backed securities	—	328,415	1,794	330,209
Total fixed-maturity securities	1,301	1,880,540	5,173	1,887,014
Equity securities	26,608	10,491	48	37,147
Trading securities	—	7,762	—	7,762
Separate accounts	—	2,618,115	—	2,618,115
Total fair value assets	$27,909	$4,516,908	$5,221	$4,550,038
Fair value liabilities:
Currency swaps	$—	$2,048	$—	$2,048
Separate accounts	—	2,618,115	—	2,618,115
Total fair value liabilities	$—	$2,620,163	$—	$2,620,163
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
The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Level 3 assets, beginning of period	$5,221	$6,937
Net unrealized gains (losses) included in other comprehensive income	23	168
Net realized gains (losses) included in realized investment gains (losses), including other-than-temporary impairment losses	61	(85)
Purchases	477	1,299
Sales	(10)	—
Settlements	(525)	(354)
Transfers into Level 3	—	2,951
Transfers out of Level 3	(991)	—
Level 3 assets, end of period	$4,256	$10,916
We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 and 2012. In addition, there were no transfers between Level 1 and Level 3 during the three months ended March 31, 2013 and 2012.

Invested assets included in the transfer from Level 3 to Level 2 during the three months ended March 31, 2013 primarily were fixed-maturity investments for which we were able to obtain independent pricing quotes based on observable inputs. Invested assets included in the transfer from Level 2 to Level 3 during the three months ended March 31, 2012 primarily were fixed-maturity securities for which we were unable to corroborate independent pricing quotes with observable market data.
The table below is a summary of the estimated fair value for financial instruments.

	March 31, 2013		December 31, 2012
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$1,837,929	$1,837,929	$1,887,014	$1,887,014
Equity securities	40,277	40,277	37,147	37,147
Trading securities	9,417	9,417	7,762	7,762
Policy loans	25,009	25,009	24,613	24,613
Deposit asset underlying 10% reinsurance agreement	100,900	100,900	91,524	91,524
Separate accounts	2,614,669	2,614,669	2,618,115	2,618,115
Liabilities:
Notes payable	$374,445	$419,733	$374,433	$418,777
Currency swaps	1,848	1,848	2,048	2,048
Separate accounts	2,614,669	2,614,669	2,618,115	2,618,115
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
Nonrecurring fair value measurements. Policy loans are carried at unpaid principal balances, which approximate fair value and are categorized as Level 3 fair value measurements. The deposit asset underlying the 10% reinsurance agreement represents the value of the assets backing the economic reserves held in support of a reinsurance agreement. The carrying value of this deposit asset approximates fair value, which is categorized as Level 3 in the fair value hierarchy. As of March 31, 2013 and December 31, 2012, notes payable were comprised of our publicly-traded senior notes and valued as a Level 2 fair value measurement using the quoted market price for our notes.
The carrying amounts for cash and cash equivalents, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximate their fair values due to the short-term nature of these instruments. Consequently, such financial instruments are not included in the above table.

(5)	Reinsurance
On March 31, 2010, we entered into certain reinsurance transactions with affiliates of Citigroup Inc. ("Citigroup") (collectively, the "Citigroup reinsurers") and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009.

Reinsurance ceded arrangements do not relieve the Company of its primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers. Details on in force life insurance follow:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Direct life insurance in force	$675,149,710	$675,164,992
Amounts ceded to other companies	(598,422,548)	(599,133,626)
Net life insurance in force	$76,727,162	$76,031,366
Percentage of reinsured life insurance in force	89%	89%
Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	March 31, 2013		December 31, 2012
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company(1)	$2,520,093	NR	$2,505,157	NR
Financial Reassurance Company 2010, Ltd.(1)	354,181	NR	352,073	NR
American Health and Life Insurance Company(1)	173,556	A-	174,905	A-
Swiss Re Life & Health America Inc.(2)	261,381	A+	266,841	A+
SCOR Global Life Reinsurance Companies	150,585	A	161,876	A
Generali USA Life Reassurance Company	118,612	A-	117,284	A-
Transamerica Reinsurance Companies	104,726	A+	108,237	A+
Munich American Reassurance Company	100,549	A+	101,349	A+
Korean Reinsurance Company	85,507	A	86,287	A
RGA Reinsurance Company	75,060	A+	72,230	A+
All other reinsurers	61,289	-	58,955	-
Due from reinsurers	$4,005,539		$4,005,194
____________________
NR – not rated

(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.

(2)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.

(6)	Notes Payable
Notes payable consisted of the following:

	March 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Senior notes payable, due July 15, 2022	$375,000	4.75%	$375,000	4.75%
Original issuance discount remaining on notes payable	(555)		(567)
Total notes payable	$374,445		$374,433
On July 16, 2012, we issued $375.0 million in principal amount of senior unsecured notes in a public offering (the "Senior Notes"), and used a portion of the net cash proceeds to repay a $300.0 million note to Citigroup in whole at a redemption price equal to 100% of the outstanding principal amount. We were in compliance with the covenants of the Senior Notes at March 31, 2013. No events of default occurred on the Senior Notes during the three months ended March 31, 2013.
Further discussion on the Company’s notes payable is included in Note 9 (Notes Payable) to our consolidated and combined financial statements within our 2012 Annual Report.

(7)	Stockholders’ Equity
A reconciliation of the number of shares of our common stock follows.

	Three months ended March 31,
	2013	2012
	(In thousands)
Common stock, beginning of period	56,374	64,883
Shares of restricted common stock issued, net	289	422
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	115	68
Common stock retired	(96)	(69)
Common stock, end of period	56,682	65,304
The above reconciliation excludes RSUs issued to our sales force and to our Canadian subsidiaries' employees, which do not have voting rights. As the restrictions on the RSUs lapse during the three years following their grant, we issue common shares with voting rights. As of March 31, 2013, we had a total of approximately 1.7 million RSUs outstanding.

(8)	Earnings Per Share
The Company has outstanding common stock, warrants, and equity awards. The restricted stock awards and outstanding RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. These restricted stock awards and outstanding RSUs are deemed participating securities for purposes of calculating earnings per share ("EPS").
As a result of issuing restricted stock awards and outstanding RSUs that are deemed participating securities, we calculate EPS using the two-class method. Under the two-class method, we allocate earnings to common shares (excluding unvested restricted stock awards) and vested RSUs outstanding for the period. Earnings attributable to unvested participating securities, along with the corresponding share counts, are excluded from EPS as reflected in our condensed consolidated statements of income.
In calculating basic EPS, we deduct any dividends and undistributed earnings allocated to unvested restricted stock awards from net income and then divide the result by the weighted-average number of common shares, fully vested restricted stock awards, and RSUs outstanding for the period.
We determine the potential dilutive effect of warrants and stock options outstanding on EPS using the treasury-stock method. Under this method, we determine the proceeds that would be received from the exercise of the warrants and stock options outstanding, which includes cash received for the exercise price, the remaining unrecognized stock option compensation expense and the resulting effect on the income tax deduction from the exercise of stock options. We then use the average market price of our common shares during the reporting period to determine how many shares we could repurchase with the proceeds raised from the exercise of the warrants and stock options outstanding. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares, fully vested restricted stock awards and RSUs outstanding by incorporating the increased fully diluted share count to determine diluted EPS.

The calculation of basic and diluted EPS follows.

	Three months ended March 31,
	2013	2012
	(In thousands, except per-share amounts)
Basic EPS
Numerator:
Net income	$38,845	$41,756
Income attributable to unvested participating securities	(1,017)	(1,357)
Net income used in calculating basic EPS	$37,828	$40,399
Denominator:
Weighted-average vested shares	56,598	65,133
Basic EPS	$0.67	$0.62

Diluted EPS
Numerator:
Net income	$38,845	$41,756
Income attributable to unvested participating securities	(991)	(1,335)
Net income used in calculating diluted EPS	$37,854	$40,421
Denominator:
Weighted-average vested shares	56,598	65,133
Dilutive effect of incremental shares to be issued for warrants outstanding	1,809	1,142
Weighted-average shares used in calculating diluted EPS (1)	58,407	66,275
Diluted EPS	$0.65	$0.61
____________________

(1)
Stock options granted to employees on February 20, 2013 to purchase 134,222 shares of common stock were outstanding as of March 31, 2013 but were not included in the computation of diluted EPS, because the impact from the exercise would be anti-dilutive. There were no outstanding stock options as of March 31, 2012. See Note 9 (Share-Based Transactions) for more information regarding stock options.

(9)	Share-Based Transactions
The Company has outstanding equity awards under its Omnibus Incentive Plan ("OIP"). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued restricted stock awards to our management (officers and other key employees), directors, and sales force leaders under the OIP. As of March 31, 2013, we had approximately 3.1 million shares available for future grants under this plan.
Employee Share-Based Transactions
Restricted Stock and RSUs. The Company has granted shares of restricted stock to management of its U.S. based subsidiaries and members of the Board of Directors and restricted stock units to management of its Canadian subsidiaries (collectively, "management restricted stock awards"). All of our outstanding management restricted stock awards have time-based vesting requirements, with equal and annual graded vesting over three years. All of our outstanding management restricted stock awards are eligible for dividends or dividend equivalents regardless of vesting status. On February 20, 2013, we granted annual equity compensation of approximately 304,000 management restricted stock awards under the OIP with a grant date fair value of $32.63 per share.

In connection with our granting of management restricted stock awards, we recognized expense and tax benefit offsets as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Expense for management restricted stock awards granted in 2010	$3,025	$3,075
Expense for management restricted stock awards granted in 2011	766	799
Expense for management restricted stock awards granted in 2012	962	574
Expense for management restricted stock awards granted in 2013	402	—
Total management restricted stock awards expense	$5,155	$4,448
Tax benefit associated with total management restricted stock awards expense	$1,272	$1,519
As of March 31, 2013, total compensation cost not yet recognized in our financial statements related to management restricted stock awards with time-based vesting conditions yet to be reached was approximately $19.5 million, and the weighted-average period over which cost will be recognized was approximately two years.
Stock Options. On February 20, 2013, the Company granted stock options under the OIP to certain of its executive officers with a fair market value equal to approximately one-third of the executive officer's total annual equity compensation. The remaining two-thirds of annual equity compensation for these executive officers were granted in the form of management restricted stock awards discussed above. A total of 134,222 stock options were granted with an exercise price of $32.63, which was equal to the fair market value of our common stock on that date, and they expire 10 years from the date of grant. These options have time-based restrictions with equal and annual graded vesting over a three-year period. The fair market value of the options on the grant date and the compensation expense that will be recognized over the vesting period is approximately $1.1 million. For the three months ended March 31, 2013, compensation expense and related tax benefits recognized for these stock option awards were approximately $41,000 and $14,000, respectively.
The fair value of each option was estimated on the date of grant using the Black-Scholes model. We derived expected volatility after considering our own historical volatility, as well as other public peer companies’ historical and implied volatilities over terms comparable to the expected life of the options. The Company's per share dividend yield as of the grant date was used as the input for the expected dividend payout on the underlying shares. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company used the simplified method to determine the expected life of options, as there is no historical exercise activity for the Company's stock option awards. All inputs into the Black-Scholes model were estimates made at the time of grant. The actual realized value of each option grant could materially differ from these estimates, which would have no impact to future reported compensation expense.
The following assumptions were used to estimate the fair value of stock options granted on February 20, 2013:

Three months ended March 31, 2013
Expected volatility	30.00%
Expected per share dividend yield	1.35%
Risk-free interest rate	1.06%
Expected term of options using simplified method	6 years
Fair value per option	$8.44
No options were exercised during the three months ended March 31, 2013, and no options are expected to be exercised earlier than the first scheduled vesting date of March 1, 2014.
Non-Employee Share-Based Transactions
Quarterly incentive awards to our sales force leaders have performance-based vesting requirements for which the grant and the service period occur within the same calendar quarter. These awards are granted in the form of RSUs that vest upon the conclusion of short-term quarterly contests and are subject to sale restrictions expiring over the three years subsequent to vesting. Because the awards are subject to sale restrictions following their vesting, their fair value is discounted to reflect a corresponding illiquidity discount. These awards are an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, and therefore are deferred and amortized in the same manner as other deferred policy acquisition costs.
In connection with these awards, we recognized and deferred expense as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Quarterly incentive awards expense recognized currently	$—	$—
Quarterly incentive awards expense deferred	3,805	1,773
Concurrent tax benefit of deferred expense	1,234	560
As of March 31, 2013, all non-employee equity awards were fully vested with the exception of quarterly incentive awards granted during the first quarter of 2013 that vested on April 1, 2013. As such, any related compensation cost not recognized as either expense or deferred acquisition costs in our financial statements as of and through March 31, 2013 is immaterial.

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
Effective March 31, 2012, Peach Re entered into a Credit Facility Agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the statutory accounting-based reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under the Peach Re Coinsurance Agreement.
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
Further discussion on the Company’s letter of credit is included Note 15 (Commitments and Contingent Liabilities) to our consolidated and combined financial statements within our 2012 Annual Report.
Beginning in late 2011, numerous arbitration claims were filed with the Financial Industry Regulatory Association ("FINRA") against our subsidiary, PFS Investments, and certain of its registered representatives seeking unspecified damages arising from the allegation that the representatives improperly recommended that the claimants transfer their retirement benefits from the Florida Retirement System's defined benefit plan to its defined contribution plan. Currently, there are 22 pending arbitrations. We have completed the first arbitration, and it resulted in no monetary award to the Claimant. Of the arbitrations currently pending, 16 are scheduled for final hearings in 2013, including one arbitration in which the final hearing began in the first quarter of 2013. In addition, seven lawsuits alleging the same claims against PFS Investments and certain of its registered representatives are pending in Miami-Dade County Circuit Court, and one lawsuit is pending in Federal Court for the Middle District of Florida. The total number of claimants in the pending arbitrations and the lawsuits, some of which have multiple claimants, is 94. In August 2012, a Palm Beach County Circuit Court case was dismissed on statute of limitations grounds. An appeal of that decision is pending. The law firm representing the claimants in these matters has engaged in solicitation activities directed to Florida state employees to generate interest in the matters and has informed us that it has a list of approximately 150 additional state employees who have responded to its solicitations. It is unclear how many additional claims will be filed. The law firm has demanded a substantial settlement for the claims it has already brought. We believe we have meritorious defenses to the claims, and we intend to vigorously defend against them. Most of the claims arose between 2002 and 2008, and may be susceptible to statute of limitations defenses. Despite our defenses, we will incur significant costs, and possibly liabilities, defending and/or resolving these claims. At this time, we are unable to reasonably estimate a range of possible losses.
The treasury departments of 23 U.S. states and the District of Columbia have each engaged one of two common third party firms to conduct audits of the Company and its subsidiaries for compliance with unclaimed property laws. The insurance departments of four of those states and two additional states have each engaged a common third party firm to examine the claims settlement and policy administration practices of Primerica Life and NBLIC, which includes examinations for compliance with unclaimed property laws. If instances of noncompliance are identified during the audits, the Company could be required to make additional payments. Additionally, the State of West Virginia Treasurer has sued Primerica Life and many other insurance companies, alleging violations of the West Virginia unclaimed property act. Other jurisdictions may pursue similar inquiries, audits, examinations and litigation. The audits and examinations are expected to take significant time to complete, and the Company cannot reasonably estimate the impact of additional costs or liabilities that could result from the resolution of these audits and litigation.

(11) Subsequent Event
On April 18, 2013, Primerica Life declared an ordinary dividend of $150.0 million to the Parent Company, which was paid in cash on May 7, 2013. Following the dividend payment, Primerica Life had ordinary dividend capacity of approximately $81.3 million for the remainder of 2013 and maintained statutory capital and surplus in excess of the minimum amount required to trigger a regulatory action event.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the three months ended March 31, 2013. As a result, the following discussion should be read in conjunction with MD&A and the consolidated and combined financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2012, ("2012 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to those discussed under the heading “Risk Factors” in the 2012 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.
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
Term Life Insurance. We distribute the term life insurance products that we originate through our three issuing life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”); National Benefit Life

Insurance Company (“NBLIC”); and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Our in force term insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. While premiums are guaranteed to remain level during the initial term period (up to a maximum of 20 years in the United States), our claim obligations generally increase as our policyholders age. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of policy lapses and the payment of expected claims obligations.
Our Term Life Insurance segment results are primarily driven by sales and policies in force, accuracy of our pricing assumptions, terms and use of reinsurance, investment income, and expenses. On March 31, 2010, we entered into certain reinsurance transactions with affiliates of Citigroup Inc. ("Citigroup") (collectively, the "Citigroup reinsurers") and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009 (the "Citigroup reinsurance transactions"). We continue to administer all policies subject to these coinsurance agreements. Subsequent to the Citigroup reinsurance transactions, the revenues and earnings of our Term Life Insurance segment initially declined in proportion to the amount of revenues and earnings historically associated with the book of term life insurance policies that we ceded to the Citigroup reinsurers. As we have added new in force business, our revenues and earnings have grown from these initial levels. With each successive period, we expect revenue and earnings growth to decelerate as the size of our in force book grows and incremental sales have a reduced marginal effect on the size of the then-existing in force book.
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

Critical Accounting Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated and combined financial statements included in our 2012 Annual Report. The most significant items on the balance sheet are based on fair value determinations, accounting estimates and actuarial determinations which are susceptible to changes in future periods and which affect our results of operations and financial position.
The estimates that we deem to be most critical to an understanding of our results of operations and financial position are those related to the valuation of investments, deferred policy acquisition costs ("DAC"), future policy benefit reserves and corresponding amounts due from reinsurers, litigation, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Subsequent experience or use of other assumptions could produce significantly different results.

Accounting Policy Change. During the three months ended March 31, 2013, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2012 Annual Report.

Factors Affecting Our Results
Economic Environment. The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.
Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming a Primerica sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels remain under pressure, as consumers take a more conservative financial posture, including reevaluating their savings and debt management plans. However, historically low interest rates and improved equity market returns have led to increased consumer demand for certain types of savings and investment products as compared to deposit-based savings solutions. The effects of these trends and conditions are discussed in the Results of Operations section below.
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
Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended March 31,
	2013	2012
New recruits	46,348	58,551
New life-licensed sales representatives	7,165	7,650
Recruiting of new representatives decreased for the three months ended March 31, 2013 compared with the same period a year ago in part due to not having an incentive competition in the first half of 2013 leading up to our biennial convention.
The size of our life-licensed insurance sales force was as follows:

	March 31, 2013	December 31, 2012
Life-licensed insurance sales representatives	90,917	92,373
The size of our life-licensed insurance sales force at March 31, 2013 decreased since December 31, 2012 primarily as a result of lower seasonal recruiting levels in the fourth quarter that caused less life-licensed insurance sales representatives to enter the sales force during the three months ended March 31, 2013. In addition, licensing extensions mandated by New York and New Jersey in response to Hurricane Sandy in the fourth quarter contributed to the decline in the sales force.
Term Life Insurance Segment. Our Term Life Insurance segment results are primarily driven by sales volumes, the accuracy of our pricing assumptions, terms and use of reinsurance, investment income and expenses.
Sales and policies in force. Sales of new term policies and the size and characteristics of our in force book of policies are vital to our results over the long term. Premium revenue is recognized as it is earned over the term of the policy and eligible acquisition expenses are deferred and amortized ratably with the level premiums of the underlying policies. However, because we incur significant cash outflows at or about the time policies are issued, including the payment of sales commissions and underwriting costs, changes in life insurance sales volume will have a more immediate effect on our cash flows.

Historically, we have found that, while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of our individual sales representatives remains within a relatively narrow range, and, consequently, our sales volume over the longer term generally correlates to the size of our sales force.
The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Three months ended March 31,
	2013	2012
Average number of life-licensed sales representatives	91,277	90,027
Number of new policies issued	50,356	56,145
Average monthly rate of new policies issued per life-licensed sales representative	.18x	.21x
The average monthly rate of new policies issued per life-licensed sales representative declined during the three months ended March 31, 2013 as the prior year rate includes the effect of sales opportunities associated with the higher recruiting levels during the prior year period.
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

•
Amortization of DAC. Amortization of DAC is reduced on a pro-rata basis for the coinsured business, including the business reinsured with Citigroup. There is no impact on amortization of DAC associated with our YRT contracts.

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
Net investment income. Term Life Insurance segment net investment income is composed of two elements: allocated net investment income and the market return associated with the deposit asset underlying the 10% reinsurance agreement with the Citigroup reinsurers. Net investment income is allocated to the Term Life segment based on the book value of the invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Net investment income is also impacted by the performance of our invested asset portfolio and the market return on the deposit asset which can be affected by interest rates, credit spreads and the mix of invested assets.
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

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties. NBLIC also underwrites a mail-order student life policy and a short-term disability benefit policy, neither of which is distributed by our sales force, and has in force policies from several discontinued lines of insurance.
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
Capital Structure. Our financial results have also been affected by changes in our capital structure, including the issuance of $375.0 million in principal amount of senior unsecured notes issued in 2012 (the "Senior Notes"), repayment of a $300.0 million note payable issued to Citigroup, share repurchases, and other financing arrangements. For additional information regarding factors affecting our results, see Factors Affecting Our Results in our 2012 Annual Report.

Results of Operations
Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$570,899	$561,037	$9,862	2%
Ceded premiums	(410,604)	(418,163)	(7,559)	(2)%
Net premiums	160,295	142,874	17,421	12%
Commissions and fees	111,988	103,905	8,083	8%
Net investment income	23,216	26,097	(2,881)	(11)%
Realized investment gains (losses), including other-than-temporary impairment losses	2,286	2,131	155	7%
Other, net	10,660	11,594	(934)	(8)%
Total revenues	308,445	286,601	21,844	8%
Benefits and expenses:
Benefits and claims	74,246	67,933	6,313	9%
Amortization of DAC	31,252	26,531	4,721	18%
Sales commissions	55,048	49,717	5,331	11%
Insurance expenses	27,052	22,444	4,608	21%
Insurance commissions	6,066	8,496	(2,430)	(29)%
Interest expense	8,795	6,910	1,885	27%
Other operating expenses	45,754	41,105	4,649	11%
Total benefits and expenses	248,213	223,136	25,077	11%
Income before income taxes	60,232	63,465	(3,233)	(5)%
Income taxes	21,387	21,709	(322)	(1)%
Net income	$38,845	$41,756	$(2,911)	(7)%
Results for the Three Months Ended March 31, 2013 and 2012
Total revenues. The increase in revenues for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to performance in our Term Life Insurance and Investment and Savings Product operating segments. The increase in the Term Life Insurance segment largely reflects incremental premiums on new term life insurance policies issued subsequent to the Citigroup reinsurance transactions ("New Term"). We also experienced an increase in commissions and fees revenue largely driven by higher sales and higher client asset values in our Investment and Savings Product segment. The reduced average size of our invested asset portfolio coupled with lower yield on our invested assets contributed to the decrease in net investment income for the first quarter of 2013 compared to the prior year period.
Total benefits and expenses. Total benefits and expenses increased year-over-year primarily as a result of the growth in revenue-related costs, which include benefits and claims, sales commissions, amortization of DAC, and insurance expenses. The rise in other operating expenses was mainly attributable to legal fees and other miscellaneous costs. Additionally, higher interest expense was driven mostly by the redundant reserve financing executed in March 2012 and, to a lesser extent, the refinancing of our note payable in July 2012. These higher expenses were partially offset by declines in insurance commissions reflecting a higher portion of commissions being deferred for our agent incentive programs.
Income taxes. Our effective income tax rate of 35.5% during the three months ended March 31, 2013 was higher than our effective income tax rate of 34.2% during the three months ended March 31, 2012 primarily driven by tax benefits recorded in 2012 related to Canadian tax reserves, which did not reoccur during the current quarter.
For additional information, see the Segment Results discussions below.

Segment Results
Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$552,034	$542,157	$9,877	2%
Ceded premiums	(407,854)	(414,559)	(6,705)	(2)%
Net premiums	144,180	127,598	16,582	13%
Allocated net investment income	17,233	16,660	573	3%
Other, net	6,984	7,546	(562)	(7)%
Total revenues	168,397	151,804	16,593	11%
Benefits and expenses:
Benefits and claims	65,547	57,509	8,038	14%
Amortization of DAC	27,865	23,933	3,932	16%
Insurance commissions	1,199	3,577	(2,378)	(66)%
Insurance expenses	23,755	19,717	4,038	20%
Interest expense	4,252	2,785	1,467	53%
Total benefits and expenses	122,618	107,521	15,097	14%
Income before income taxes	$45,779	$44,283	$1,496	3%
Results for the Three Months Ended March 31, 2013 and 2012
Net premiums. The increase in net premiums is primarily due to the continued addition of New Term in force business, partially offset by the run off of business subject to the Citigroup reinsurance transactions. While ceded premiums supporting YRT reinsurance programs for New Term are less than 20% of direct premiums, ceded premiums for the block of business coinsured by Citigroup are more than 80% of direct premiums. As a result, as we continue to build New Term and the block coinsured by Citigroup continues to run off, net premiums will continue to grow faster than direct premiums, albeit at a declining rate of growth.
Benefits and claims. Benefits and claims increased primarily due to the growth in net premiums.
Amortization of DAC. The increase in amortization of DAC was primarily attributable to growth in New Term business, which was slightly offset by modest improvements in persistency for this block of business. Also, during the first quarter of 2012, amortization of DAC included a reduction of approximately $2.0 million for commission payments previously incurred but not billed on in force business ceded to the Citigroup reinsurers, which did not reoccur in the current quarter.
Insurance commissions. The decrease in insurance commissions was driven largely by a higher rate of commission deferrals consistent with agent incentive program changes.
Insurance expenses. The increase in insurance expenses is mainly due to higher premium-related taxes, licenses and fees, as well as the run-off of expense allowances received under the Citigroup reinsurance agreements. Also contributing to the increase was higher employee compensation costs, higher costs in support of our independent sales force, and increased spending for information technology contracts.
Interest expense. Interest expense increased primarily due to the redundant reserve financing executed in March 2012.
Product Sales and Face Amount In Force. We issued 50,356 new policies during the three months ended March 31, 2013, compared to 56,145 new policies for the same period in 2012. Lower sales of our term life insurance products were primarily related to strong recruiting in the comparable prior year period.

The changes in the face amount of our in force book of term life insurance policies were as follows:

	Three months ended March 31,		Change
	2013	2012	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$670,412	$664,955	$5,457	1%
Issued face amount	15,709	16,983	(1,274)	(8)%
Terminations	(14,917)	(16,307)	(1,390)	(9)%
Foreign currency	(790)	(1,208)	418	(35)%
Face amount in force, end of period	$670,414	$664,423	$5,991	1%
For the three months ended March 31, 2013, issued face amount declined consistent with the decline in the number of policies issued. Terminations decreased in the first quarter of 2013 compared to the prior year period as a result of modestly better persistency.
Investment and Savings Product Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$49,433	$44,467	$4,966	11%
Asset-based revenues	47,428	43,722	3,706	8%
Account-based revenues	9,454	9,373	81	1%
Other, net	2,407	2,572	(165)	(6)%
Total revenues	108,722	100,134	8,588	9%
Expenses:
Amortization of DAC	2,892	3,223	(331)	(10)%
Insurance commissions	2,275	2,149	126	6%
Sales commissions:
Sales-based	35,403	31,600	3,803	12%
Asset-based	16,637	14,745	1,892	13%
Other operating expenses	25,144	19,547	5,597	29%
Total expenses	82,351	71,264	11,087	16%
Income before income taxes	$26,371	$28,870	$(2,499)	(9)%

Supplemental information on the underlying metrics that drove results follows.

	Three months ended March 31,		Change
	2013	2012	$	%
	(Dollars in millions and accounts in thousands)
Product sales:
Retail mutual funds	$712	$612	$100	16%
Annuities and other	480	429	51	12%
Total sales-based revenue generating product sales	1,192	1,041	151	15%
Managed accounts	57	23	34	*
Segregated funds and other	116	124	(8)	(6)%
Total product sales	$1,365	$1,188	$177	15%
Average client asset values:
Retail mutual funds	$25,170	$23,694	$1,476	6%
Annuities and other	10,310	8,717	1,593	18%
Managed accounts	652	212	440	*
Segregated funds	2,624	2,499	125	5%
Total average client asset values	$38,756	$35,122	$3,634	10%
Average number of fee-generating accounts:
Recordkeeping accounts	2,536	2,584	(48)	(2)%
Custodial accounts	1,940	1,945	(5)	*
_____________________

*	Less than 1% or not meaningful
Results for the Three Months Ended March 31, 2013 and 2012
Total revenues. The increase in commissions and fees was driven mostly by higher mutual fund and fixed-indexed annuities sales fueled by customer demand for these products. Sales-based revenue generating product sales growth outpaced the related sales-based revenues due to a large group retirement account trade that carried a reduced commission rate. The rise in average client asset values, which was indicative of favorable market performance during the current quarter, also contributed to the increase in commissions and fees in the form of higher asset-based revenues.
Sales commissions. Higher sales-based commissions in the three months ended March 31, 2013 were primarily the result of the increase in sales-based revenues discussed above. The increase in asset-based commissions during the three months ended March 31, 2013 was consistent with the increase in asset-based revenues, when excluding segregated funds. The relevant costs associated with asset-based revenue from segregated funds are recorded within insurance commissions and amortization of DAC.
Other operating expenses. Other operating expenses increased primarily due to increased legal fees and expenses, as well as higher growth-related costs and employee compensation costs. The increase in legal fees and expenses was primarily due to approximately $3.9 million of expenses recorded in the first quarter of 2013 attributable to defending claims alleged by certain participants in the Florida Retirement System's defined benefit plan. See Note 10 (Commitments and Contingent Liabilities) to our condensed consolidated financial statements for more information.

Asset Values in Client Accounts
Changes in asset values in client accounts were as follows:

	Three months ended March 31,		Change
	2013	2012	$	%
	(Dollars in millions)
Asset values, beginning of period	$37,386	$33,664	$3,722	11%
Inflows	1,365	1,188	177	15%
Redemptions	(1,305)	(1,233)	72	6%
Change in market value, net and other	2,407	2,660	(253)	(10)%
Asset values, end of period	$39,853	$36,279	$3,574	10%
The increase in asset values for three months ended March 31, 2013 was primarily attributable to favorable market performance. The growth in inflows was consistent with the increase in sales volume for the quarter-to-date period. The rate of redemptions relative to average client asset values for the three months ended March 31, 2013 remained consistent with the prior year period.
Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$18,865	$18,880	$(15)	*
Ceded premiums	(2,750)	(3,604)	(854)	(24)%
Net premiums	16,115	15,276	839	5%
Commissions and fees	5,673	6,343	(670)	(11)%
Allocated net investment income	5,983	9,437	(3,454)	(37)%
Realized investment gains (losses), including other-than-temporary impairment losses	2,286	2,131	155	7%
Other, net	1,269	1,476	(207)	(14)%
Total revenues	31,326	34,663	(3,337)	(10)%
Benefits and expenses:
Benefits and claims	8,699	10,424	(1,725)	(17)%
Amortization of DAC	495	(625)	1,120	*
Insurance commissions	2,592	2,770	(178)	(6)%
Insurance expenses	3,297	2,727	570	21%
Sales commissions	3,008	3,372	(364)	(11)%
Interest expense	4,543	4,125	418	10%
Other operating expenses	20,610	21,558	(948)	(4)%
Total benefits and expenses	43,244	44,351	(1,107)	(2)%
Loss before income taxes	$(11,918)	$(9,688)	$2,230	23%
 ____________________

*	Less than 1% or not meaningful
Results for the Three Months Ended March 31, 2013 and 2012
Total revenues. Total revenues decreased for three months ended March 31, 2013 primarily due to lower net investment income from a lower average base of invested assets subsequent to share repurchases throughout fiscal year 2012, higher allocation to the Term Life segment, and lower average yield on invested assets. Lower commissions and fees resulting from the termination of our loan business also contributed to the decline.
Total benefits and expenses. The decrease in benefits and claims is primarily due to lower claims on non-term life insurance policies underwritten by our New York subsidiary. The decline in other operating expenses is largely attributable to certain prior year period charges, partially offset by higher employee compensation costs. The increase in DAC amortization was attributable to estimate adjustments for the student life block of insurance products recognized in the prior year period, which resulted in the negative DAC amortization. No such adjustments were recorded in the current year period.

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
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating and average approximate duration of our fixed-maturity portfolio were as follows:

	March 31, 2013	December 31, 2012
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.9 years	3.9 years
Average book yield of our fixed-maturity portfolio	5.28%	5.32%
The distribution of our investments in fixed-maturity securities by rating follows:

	March 31, 2013		December 31, 2012
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$297,215	18%	$317,104	18%
AA	129,270	8%	132,021	8%
A	396,816	23%	403,029	24%
BBB	768,496	46%	777,719	45%
Below investment grade	88,890	5%	88,422	5%
Not rated	430	*	1,049	*
Total	$1,681,117	100%	$1,719,344	100%
____________________

*	Less than 1%

The ten largest holdings within our invested asset portfolio were as follows:

	March 31, 2013
Issuer	Cost or amortized cost	Fair value	Unrealized gain	Credit rating
	(Dollars in thousands)
Government of Canada	$30,617	$32,771	$2,154	AAA
General Electric Co	22,882	26,880	3,998	A
International Business Machines Corp	12,582	13,608	1,026	AA-
Bank of America Corp	11,131	12,063	932	BBB
Province of Ontario Canada	9,661	11,732	2,071	AA-
Iberdrola SA	9,451	10,514	1,063	BBB+
National Rural Utilities Cooperative	7,189	10,442	3,253	A+
Prologis Inc	9,415	10,364	949	BBB-
Verizon Communications Inc	8,537	9,339	802	A-
Province of Quebec Canada	7,270	8,808	1,538	A+
Total – ten largest holdings	$128,735	$146,521	$17,786
Total – fixed-maturity and equity securities	$1,712,160	$1,887,623
Percent of total fixed-maturity and equity securities	8%	8%
For additional information on our invested asset portfolio, see Note 3 (Investments) to our condensed consolidated financial statements.

Liquidity and Capital Resources
Dividends and other payments to us from our subsidiaries are our principal sources of cash. The amount of dividends paid by our subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payment of general operating expenses, the payment of dividends, and the payment of interest on outstanding debt. At March 31, 2013, the Parent Company had cash and invested assets of approximately $50.2 million.
On April 18, 2013, Primerica Life declared an ordinary dividend of $150.0 million to the Parent Company, which was paid in cash on May 7, 2013. Following the dividend payment, Primerica Life had ordinary dividend capacity of approximately $81.3 million for the remainder of 2013.
The liquidity requirements of our subsidiaries principally relate to the liabilities associated with their distribution and underwriting of insurance products (including the payment of claims), distribution of investment and savings products, operating expenses, income taxes and the payment of dividends. Historically, our insurance subsidiaries have used cash flow from operations associated with our in force book of term life insurance to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from policyholder premiums, ceded claim recoveries and allowances, and investment income earned on invested assets that support our statutory capital and reserves. We also derive cash inflows from the distribution of investment and savings products and other products. Our principal outflows relate to payments for claims and ceded premiums. The principal cash inflows from investment activities result from repayments of principal and investment income, while the principal outflows relate to purchases of fixed-maturity securities. We typically hold cash sufficient to fund operating flows, and invest any excess cash.
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
The components of the change in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2013	2012	$
	(In thousands)
Net cash provided by (used in) operating activities	$64,372	$(4,770)	$69,142
Net cash provided by (used in) investing activities	34,901	31,958	2,943
Net cash provided by (used in) financing activities	(8,562)	(7,934)	628
Effect of foreign exchange rate changes on cash	(415)	204	(619)
Change in cash and cash equivalents	$90,296	$19,458	$70,838
Operating Activities. The change in operating cash flows compared with the prior year period was primarily driven by the timing of payments with reinsurers in our Term Life business in 2012.
Investing Activities. The increase in investing cash inflows as compared to the same period a year ago was primarily driven by lower purchases of fixed-maturity securities transactions in anticipation of the ordinary dividend paid from Primerica Life to the Parent Company. The increase was partially offset by purchases of property and equipment related to the move of our corporate headquarters in 2013.
Financing Activities. Net cash used in financing activities in 2013 was primarily due to higher quarterly shareholder dividends and shares withheld and retired to cover employee income tax obligations on vested shares. The increase was largely offset by payments for deferred financing costs related to the redundant reserve financing executed during the first quarter of 2012.
Notes Payable. On July 16, 2012, we publicly issued $375.0 million in principal amount of Senior Notes and used a portion of the net cash proceeds to repay a $300.0 million note to Citigroup in whole at a redemption price equal to 100% of the outstanding principal amount. We issued the Senior Notes at a price of 99.843% and an annual rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.
We were in compliance with the covenants of the Senior Notes at March 31, 2013. No events of default occurred during the three months ended March 31, 2013.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of March 31, 2013, our debt-to-capital ratio was 22.3%.
Rating Agencies. There have been no changes to Primerica, Inc.'s senior debt ratings or Primerica Life's financial strength ratings since December 31, 2012.
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
As of March 31, 2013, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth. Following the $150.0 million ordinary dividend payment from Primerica Life to the Parent Company on May 7, 2013, Primerica Life still exceeded the minimum statutory capital and surplus required to trigger a regulatory action event.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk and foreign exchange risk. Primerica Life Canada is in compliance with Canada’s minimum capital requirements as of March 31, 2013, as determined by OSFI.
Short-term Borrowings. We had no short-term borrowings as of or during the three months ended March 31, 2013.
Off-Balance Sheet Arrangements. See Note 10 (Commitments and Contingent Liabilities) to our condensed consolidated financial statements for information regarding our letter of credit.
Contractual Obligations Update. There have been no material changes in contractual obligations from those disclosed in the 2012 Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in our exposures to market risk since December 31, 2012. For details on the Company's interest rate, foreign currency exchange, and credit risks, see "Item 7A. Quantitative and Qualitative Information About Market Risks" in our 2012 Annual Report.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
We are involved from time to time in legal disputes, regulatory inquires and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described in Note 10 (Commitments and Contingent Liabilities) to our condensed consolidated financial statements and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

ITEM 1A. RISK FACTORS.
The Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012 are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the quarter ended March 31, 2013, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 - 31, 2013	—	$—	—	—
February 1 - 28, 2013(1)	94,001	32.08	—	—
March 1 - 31, 2013(1)	1,987	31.47	—	—
Total	95,988	$32.07	—	—
____________________

(1)	Consists of shares surrendered to us to pay the tax withholding obligations of employees in connection with the lapsing of restriction on restricted shares and restricted stock units.

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

Exhibit Number	Description	Reference
3.1	Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
4.1	Indenture, dated as of July 16, 2012, between Primerica, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated as of July 16, 2012, between Primerica, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.3	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer, John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer.
Filed with the Securities and Exchange Commission as part of this Quarterly Report.
101.INS*	XBRL Instance Document(1)	Furnished to the Securities and Exchange Commission as part of this Quarterly Report.
101.SCH*	XBRL Taxonomy Extension Schema	Furnished to the Securities and Exchange Commission as part of this Quarterly Report.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Furnished to the Securities and Exchange Commission as part of this Quarterly Report.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Furnished to the Securities and Exchange Commission as part of this Quarterly Report.
101.LAB*	XBRL Taxonomy Extension Label Linkbase	Furnished to the Securities and Exchange Commission as part of this Quarterly Report.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Furnished to the Securities and Exchange Commission as part of this Quarterly Report.
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
(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

May 8, 2013	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)