Form 10-Q
period 2013-06-30
Primerica, Inc.
filed 2013-08-07
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 31, 2013
Common Stock, $0.01 Par Value	54,686,787 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
	(In thousands)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,575,997 in 2013 and $1,711,582 in 2012)	$1,682,121	$1,887,014
Equity securities available for sale, at fair value (cost: $31,079 in 2013 and $29,955 in 2012)	37,725	37,147
Trading securities, at fair value (cost: $12,365 in 2013 and $7,740 in 2012)	12,359	7,762
Policy loans	25,784	24,613
Total investments	1,757,989	1,956,536
Cash and cash equivalents	118,087	112,216
Accrued investment income	18,256	19,540
Due from reinsurers	3,993,258	4,005,194
Deferred policy acquisition costs, net	1,133,542	1,066,422
Premiums and other receivables	181,317	170,656
Intangible assets, net (accumulated amortization: $63,323 in 2013 and $61,621 in 2012)	69,654	69,816
Income taxes	26,047	17,256
Other assets	271,535	302,126
Separate account assets	2,435,740	2,618,115
Total assets	$10,005,425	$10,337,877
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$4,943,743	$4,850,488
Unearned premiums	7,689	6,056
Policy claims and other benefits payable	238,967	254,533
Other policyholders’ funds	337,931	345,721
Notes payable	374,457	374,433
Income taxes	89,713	114,611
Other liabilities	344,649	358,577
Payable under securities lending	86,272	139,927
Separate account liabilities	2,435,740	2,618,115
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	8,859,161	9,062,461
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2013 and 2012; and issued 54,504 shares in 2013 and 56,374 shares in 2012)	545	564
Paid-in capital	456,050	602,269
Retained earnings	572,714	503,173
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	43,158	55,487
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	74,844	114,958
Net unrealized investment losses other-than-temporarily impaired	(1,047)	(1,035)
Total stockholders’ equity	1,146,264	1,275,416
Total liabilities and stockholders’ equity	$10,005,425	$10,337,877
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$577,208	$570,073	$1,148,107	$1,131,110
Ceded premiums	(417,450)	(415,815)	(828,054)	(833,978)
Net premiums	159,758	154,258	320,053	297,132
Commissions and fees	116,857	106,759	228,837	210,656
Net investment income	21,027	23,605	44,243	49,702
Realized investment gains (losses), including other-than-temporary impairment losses	3,468	4,321	5,754	6,452
Other, net	11,197	11,582	21,865	23,184
Total revenues	312,307	300,525	620,752	587,126
Benefits and expenses:
Benefits and claims	69,770	68,925	144,016	136,858
Amortization of deferred policy acquisition costs	30,112	28,205	61,364	54,736
Sales commissions	57,638	51,475	112,686	101,192
Insurance expenses	28,094	24,589	55,236	47,033
Insurance commissions	5,424	6,458	11,490	14,954
Interest expense	8,793	8,506	17,588	15,416
Other operating expenses	45,030	40,446	90,694	81,551
Total benefits and expenses	244,861	228,604	493,074	451,740
Income before income taxes	67,446	71,921	127,678	135,386
Income taxes	23,956	25,741	45,343	47,450
Net income	$43,490	$46,180	$82,335	$87,936

Earnings per share:
Basic	$0.76	$0.73	$1.43	$1.35
Diluted	$0.74	$0.72	$1.39	$1.33

Weighted-average shares used in computing earnings per share:
Basic	56,511	61,531	56,553	63,332
Diluted	57,849	62,687	58,127	64,481

Supplemental disclosures:
Total impairment losses	$(5)	$(203)	$(91)	$(904)
Impairment losses recognized in other comprehensive income before income taxes	4	76	19	563
Net impairment losses recognized in earnings	(1)	(127)	(72)	(341)
Other net realized investment gains (losses)	3,469	4,448	5,826	6,793
Realized investment gains (losses), including other-than-temporary impairment losses	$3,468	$4,321	$5,754	$6,452
Dividends declared per share	$0.11	$0.05	$0.22	$0.08
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$43,490	$46,180	$82,335	$87,936
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	(55,000)	3,931	(57,500)	21,445
Reclassification adjustment for realized investment (gains) losses included in net income	(2,573)	(4,640)	(4,232)	(6,461)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(8,305)	(4,177)	(12,493)	(869)
Total other comprehensive income (loss) before income taxes	(65,878)	(4,886)	(74,225)	14,115
Income tax expense (benefit) related to items of other comprehensive income (loss)	(20,256)	(298)	(21,770)	5,166
Other comprehensive income (loss), net of income taxes	(45,622)	(4,588)	(52,455)	8,949
Total comprehensive income (loss)	$(2,132)	$41,592	$29,880	$96,885
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

	Six months ended June 30,
	2013	2012
	(In thousands)
Common stock:
Balance, beginning of period	$564	$649
Repurchases of common stock	(29)	(62)
Net issuance of common stock	10	12
Balance, end of period	545	599
Paid-in capital:
Balance, beginning of period	602,269	835,232
Share-based compensation	23,234	17,353
Net issuance of common stock	(10)	(12)
Repurchases of common stock	(101,044)	(160,817)
Repurchases of warrants	(68,399)	—
Net capital contributed by Citigroup	—	1,961
Balance, end of period	456,050	693,717
Retained earnings:
Balance, beginning of period	503,173	344,104
Net income	82,335	87,936
Dividends	(12,794)	(5,104)
Balance, end of period	572,714	426,936
Accumulated other comprehensive income (loss):
Balance, beginning of period	169,410	146,665
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(164) in 2013 and $(79) in 2012	(12,329)	(790)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $(21,598) in 2013 and $5,441 in 2012	(40,114)	10,105
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax benefit of $(8) in 2013 and ($196) in 2012	(12)	(366)
Balance, end of period	116,955	155,614
Total stockholders’ equity	$1,146,264	$1,276,866
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited

	Six months ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$82,335	$87,936
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	97,129	113,712
Deferral of policy acquisition costs	(131,042)	(137,724)
Amortization of deferred policy acquisition costs	61,364	54,736
Change in income taxes	(11,920)	(3,726)
Realized investment (gains) losses, including other-than-temporary impairments	(5,754)	(6,452)
Accretion and amortization of investments	(1,791)	(304)
Depreciation and amortization	5,339	4,911
Change in due from reinsurers	(8,697)	(47,710)
Change in premiums and other receivables	(11,214)	(3,826)
Trading securities sold, matured, or called (acquired), net	(4,613)	14,639
Share-based compensation	7,952	9,311
Change in other operating assets and liabilities, net	(26,584)	(73,824)
Net cash provided by (used in) operating activities	52,504	11,679
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities - sold	78,755	213,317
Fixed-maturity securities - matured or called	141,854	124,320
Equity securities	2,998	1,246
Available-for-sale investments acquired:
Fixed-maturity securities	(78,054)	(209,197)
Equity securities	(93)	(3,086)
Purchases of property and equipment and other investing activities, net	(15,916)	148
Cash collateral received (returned) on loaned securities, net	(53,655)	(5,395)
Sales (purchases) of short-term investments using securities lending collateral, net	53,655	5,395
Net cash provided by (used in) investing activities	129,544	126,748
Cash flows from financing activities:
Dividends paid	(12,794)	(5,104)
Common stock and warrants repurchased	(169,472)	(160,879)
Excess tax benefits on share-based compensation	7,179	4,157
Payments of deferred financing costs	—	(4,619)
Net cash provided by (used in) financing activities	(175,087)	(166,445)
Effect of foreign exchange rate changes on cash	(1,090)	2
Change in cash and cash equivalents	5,871	(28,016)
Cash and cash equivalents, beginning of period	112,216	136,078
Cash and cash equivalents, end of period	$118,087	$108,062
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
The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2013 and December 31, 2012, the statements of income and comprehensive income for the three and six months ended June 30, 2013 and 2012, and the statements of stockholders' equity and cash flows for the six months ended June 30, 2013 and 2012. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.
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
Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the condensed consolidated financial statements at June 30, 2013.

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
Future Application of Accounting Standards. Recent accounting guidance not otherwise disclosed is not applicable, is immaterial to our financial statements, or did not or will not have an impact on our business.

(2) Segment Information
We have two primary operating segments – Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. Total assets and results of operations by segment were as follows:

			June 30, 2013	December 31, 2012
			(In thousands)
Assets:
Term life insurance segment			$6,547,276	$6,400,126
Investment and savings products segment			2,630,595	2,810,137
Corporate and other distributed products segment			827,554	1,127,614
Total assets			$10,005,425	$10,337,877

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Term life insurance segment	$169,182	$162,159	$337,016	$312,933
Investment and savings products segment	113,361	102,967	222,083	203,101
Corporate and other distributed products segment	29,764	35,399	61,653	71,092
Total revenues	$312,307	$300,525	$620,752	$587,126
Income (loss) before income taxes:
Term life insurance segment	$51,897	$51,151	$97,023	$94,404
Investment and savings products segment	27,488	29,444	53,841	58,314
Corporate and other distributed products segment	(11,939)	(8,674)	(23,186)	(17,332)
Total income before income taxes	$67,446	$71,921	$127,678	$135,386
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $195.6 million and $192.8 million as of June 30, 2013 and December 31, 2012, respectively.
In the second quarter of 2013, Primerica changed its measurement of segment information to reclassify the deposit asset underlying the 10% reinsurance agreement with Citigroup Inc. ("Citigroup"), as well as the related mark-to-market adjustments included in the calculation of its effective yield, to the Corporate and Other Distributed Products segment instead of the Term Life Insurance segment. The deposit asset reflects a unique corporate financing-related asset, changes in the market value of which are no longer viewed by management for purposes of making decisions about allocating resources to the Term Life Insurance segment and assessing its performance. All prior period information has been adjusted to consistently reflect this change in segment measurement. The change does not impact the Company's consolidated financial statements.
The change in measurement of segment information increased total assets in the Corporate and Other Distributed Products segment and decreased total assets in the Term Life Insurance segment by approximately $109.2 million and $91.5 million as of June 30, 2013 and December 31, 2012, respectively. The amount of segment revenues and segment income (loss) before income taxes reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment were approximately $(1.1) million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $(0.5) million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively.
Long-lived assets and results of operations by country were as follows:

			June 30, 2013	December 31, 2012
			(In thousands)
Long-lived assets by country:
United States			$83,740	$82,724
Canada			603	450
Total long-lived assets			$84,343	$83,174

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenues by country:
United States	$255,467	$246,703	$504,835	$477,460
Canada	56,840	53,822	115,917	109,666
Total revenues	$312,307	$300,525	$620,752	$587,126
Income before income taxes by country:
United States	$50,061	$54,265	$94,192	$102,038
Canada	17,385	17,656	33,486	33,348
Total income before income taxes	$67,446	$71,921	$127,678	$135,386

(3) Investments
The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities follow:

	June 30, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$7,405	$612	$(84)	$7,933
Foreign government	111,641	8,621	(2,264)	117,998
States and political subdivisions	31,151	2,421	(231)	33,341
Corporates	1,167,945	93,099	(11,781)	1,249,263
Mortgage- and asset-backed securities	257,855	16,609	(878)	273,586
Total fixed-maturity securities(1)	1,575,997	121,362	(15,238)	1,682,121
Equity securities	31,079	7,080	(434)	37,725
Total fixed-maturity and equity securities	$1,607,076	$128,442	$(15,672)	$1,719,846
____________________

(1)	Includes approximately $1.6 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$6,722	$812	$—	$7,534
Foreign government	101,171	16,238	(17)	117,392
States and political subdivisions	31,176	3,596	(19)	34,753
Corporates	1,265,179	134,710	(2,763)	1,397,126
Mortgage- and asset-backed securities	307,334	23,999	(1,124)	330,209
Total fixed-maturity securities(1)	1,711,582	179,355	(3,923)	1,887,014
Equity securities	29,955	7,529	(337)	37,147
Total fixed-maturity and equity securities	$1,741,537	$186,884	$(4,260)	$1,924,161
____________________

(1)	Includes approximately $1.6 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.
The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale securities was as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Net unrealized investment gains (losses) including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$112,770	$182,624
Currency swaps	85	97
Foreign currency translation adjustment	678	(7,456)
Other-than-temporary impairments	1,612	1,592
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	115,145	176,857
Deferred income taxes	(40,301)	(61,899)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$74,844	$114,958
We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of the fixed-maturity securities classified as trading securities were approximately $12.4 million and $7.8 million as of June 30, 2013 and December 31, 2012, respectively.
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
As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $19.8 million and $20.5 million as of June 30, 2013 and December 31, 2012, respectively.
We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our balance sheet. We also accept collateral in the form of cash, all of which we reinvest. For loaned securities involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the lent securities as investment assets on our balance sheet during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $86.3 million and $139.9 million as of June 30, 2013 and December 31, 2012, respectively.

The scheduled contractual maturity distribution of the available-for-sale fixed-maturity portfolio at June 30, 2013 follows:

	June 30, 2013
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$164,309	$168,837
Due after one year through five years	485,498	521,599
Due after five years through 10 years	634,810	680,791
Due after 10 years	33,525	37,308
	1,318,142	1,408,535
Mortgage- and asset-backed securities	257,855	273,586
Total fixed-maturity securities	$1,575,997	$1,682,121
Actual maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Fixed-maturity securities	$22,648	$23,797	$45,858	$49,559
Equity securities	292	244	564	467
Policy loans and other invested assets	327	261	647	611
Cash and cash equivalents	73	111	161	246
Market return on deposit asset underlying 10% reinsurance agreement	(1,061)	574	(498)	1,604
Gross investment income	22,279	24,987	46,732	52,487
Investment expenses	(1,252)	(1,382)	(2,489)	(2,785)
Net investment income	$21,027	$23,605	$44,243	$49,702
The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$3,022	$4,506	$4,755	$6,542
Gross losses from sales	(448)	(56)	(451)	(57)
Gross gains from securities transferred from available-for-sale to trading	—	323	—	323
Gross losses from securities transferred from available-for-sale to trading	—	(6)	—	(6)
Other-than-temporary impairment losses	(1)	(127)	(72)	(341)
Gains (losses) from bifurcated options	895	(319)	1,522	(9)
Net realized investment gains (losses)	$3,468	$4,321	$5,754	$6,452
Supplemental information:
Gross realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$2,573	$4,640	$4,232	$6,461
Tax expense (benefit) associated with realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$901	$1,624	$1,481	$2,261
Proceeds from sales or other redemptions	$145,014	$196,096	$223,607	$338,883

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
Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $348.4 million and $111.9 million as of June 30, 2013 and December 31, 2012, respectively.
The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2013
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,368	$(84)	4	$—	$—	—
Foreign government	40,325	(2,219)	56	477	(45)	1
States and political subdivisions	6,760	(231)	9	—	—	—
Corporates	227,604	(9,348)	262	10,623	(2,433)	15
Mortgage- and asset-backed securities	30,771	(449)	40	7,913	(429)	8
Total fixed-maturity securities	308,828	(12,331)		19,013	(2,907)
Equity securities	4,871	(434)	8	—	—	—
Total fixed-maturity and equity securities	$313,699	$(12,765)		$19,013	$(2,907)

	December 31, 2012
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
Foreign government	$5,146	$(17)	12	$—	$—	—
States and political subdivisions	1,498	(19)	3	—	—	—
Corporates	70,176	(1,189)	58	7,055	(1,574)	11
Mortgage- and asset-backed securities	15,367	(22)	18	6,409	(1,102)	10
Total fixed-maturity securities	92,187	(1,247)		13,464	(2,676)
Equity securities	1,461	(147)	6	522	(190)	1
Total fixed-maturity and equity securities	$93,648	$(1,394)		$13,986	$(2,866)

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	June 30, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$75	$373	$165	$712

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Impairments on fixed-maturity securities not in default	$1	$126	$72	$340
Impairments on equity securities	—	1	—	1
Total impairment charges	$1	$127	$72	$341
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
As of June 30, 2013, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investments. The sharp increase in interest rates during the second quarter of 2013 contributed to the declines in fair value of our invested asset portfolio. Because we have the ability to hold these investments until a market price recovery or maturity and we have no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.
Net impairment losses recognized in earnings were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$5	$161	$20	$861
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	(4)	(76)	(19)	(563)
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	1	85	1	298
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	—	42	71	43
Net impairment losses recognized in earnings	$1	$127	$72	$341

The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$14,242	$15,544	$14,171	$17,403
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	—	10	71	10
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	1	116	1	330
Reductions due to sales, maturities or calls of credit impaired securities	—	(911)	—	(2,984)
Cumulative OTTI credit losses recognized for securities still held, end of period	$14,243	$14,759	$14,243	$14,759
Derivatives. We use foreign currency swaps to reduce our foreign exchange risk attributable to investments held by our subsidiaries in debt securities that are denominated in a currency other than its functional currency. The aggregate notional balance and fair value of these currency swaps follow:

	June 30, 2013	December 31, 2012
	(In thousands)
Aggregate notional balance of currency swaps	$5,878	$5,878
Aggregate fair value of currency swaps	(1,754)	(2,048)
The change in fair value of these currency swaps is reflected in other comprehensive income as they effectively hedge the variability in cash flows from these foreign currency-denominated debt securities.
The embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of June 30, 2013 and December 31, 2012, the fair value of these bifurcated options was approximately $12.4 million and $10.2 million, respectively.
We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of June 30, 2013 and December 31, 2012. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

•
Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; certain mortgage- and asset-backed securities and certain non-exchange-traded derivatives, such as currency swaps and forwards; and

•
Level 3. Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid corporate, mortgage-backed, and asset-backed fixed-maturity securities.

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
The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$7,933	$—	$7,933
Foreign government	—	117,998	—	117,998
States and political subdivisions	—	33,341	—	33,341
Corporates	1,248	1,243,800	4,215	1,249,263
Mortgage- and asset-backed securities	—	269,416	4,170	273,586
Total fixed-maturity securities	1,248	1,672,488	8,385	1,682,121
Equity securities	25,048	12,629	48	37,725
Trading securities	—	12,359	—	12,359
Separate accounts	—	2,435,740	—	2,435,740
Total fair value assets	$26,296	$4,133,216	$8,433	$4,167,945
Fair value liabilities:
Currency swaps	$—	$1,754	$—	$1,754
Separate accounts	—	2,435,740	—	2,435,740
Total fair value liabilities	$—	$2,437,494	$—	$2,437,494

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$7,534	$—	$7,534
Foreign government	—	117,392	—	117,392
States and political subdivisions	—	34,753	—	34,753
Corporates	1,301	1,392,446	3,379	1,397,126
Mortgage- and asset-backed securities	—	328,415	1,794	330,209
Total fixed-maturity securities	1,301	1,880,540	5,173	1,887,014
Equity securities	26,608	10,491	48	37,147
Trading securities	—	7,762	—	7,762
Separate accounts	—	2,618,115	—	2,618,115
Total fair value assets	$27,909	$4,516,908	$5,221	$4,550,038
Fair value liabilities:
Currency swaps	$—	$2,048	$—	$2,048
Separate accounts	—	2,618,115	—	2,618,115
Total fair value liabilities	$—	$2,620,163	$—	$2,620,163
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
The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Level 3 assets, beginning of period	$4,256	$10,916	$5,221	$6,937
Net unrealized gains (losses) included in other comprehensive income	(189)	(504)	(166)	(336)
Net realized gains (losses) included in realized investment gains (losses), including other-than-temporary impairment losses	69	45	130	(40)
Purchases	3,906	1,117	4,383	2,416
Sales	(5)	—	(15)	—
Settlements	(174)	(384)	(699)	(738)
Transfers into Level 3	986	—	986	2,951
Transfers out of Level 3	(416)	(1,059)	(1,407)	(1,059)
Level 3 assets, end of period	$8,433	$10,131	$8,433	$10,131
We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2013 and 2012. In addition, there were no transfers between Level 1 and Level 3 during the three and six months ended June 30, 2013 and 2012.
Invested assets included in the transfer from Level 3 to Level 2 during the three and six months ended June 30, 2013 and 2012 primarily were fixed-maturity investments for which we were able to obtain independent pricing quotes based on observable inputs. Invested assets included in the transfer from Level 2 to Level 3 during the three and six months ended June 30, 2013 and 2012 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data.
The table below is a summary of the estimated fair value for financial instruments.

	June 30, 2013		December 31, 2012
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$1,682,121	$1,682,121	$1,887,014	$1,887,014
Equity securities	37,725	37,725	37,147	37,147
Trading securities	12,359	12,359	7,762	7,762
Policy loans	25,784	25,784	24,613	24,613
Deposit asset underlying 10% reinsurance agreement	109,218	109,218	91,524	91,524
Separate accounts	2,435,740	2,435,740	2,618,115	2,618,115
Liabilities:
Notes payable	$374,457	$396,777	$374,433	$418,777
Currency swaps	1,754	1,754	2,048	2,048
Separate accounts	2,435,740	2,435,740	2,618,115	2,618,115
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
Nonrecurring fair value measurements. Policy loans, which are categorized as Level 3 fair value measurements, are carried at the unpaid principal balances. The fair value of policy loans approximate the unpaid principal balances as the timing of repayment is uncertain and the loans are collateralized by the amount of the policy. The deposit asset underlying the 10% reinsurance agreement represents the value of the assets necessary to back the economic reserves held in support of the reinsurance agreement. The carrying value of this deposit asset approximates fair value, which is categorized as Level 3 in the fair value hierarchy. Notes payable represent our publicly-traded senior notes and are valued as a Level 2 fair value measurement using the quoted market price for our notes.
The carrying amounts for cash and cash equivalents, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximate their fair values due to the short-term nature of these instruments. Consequently, such financial instruments are not included in the above table.

(5)	Reinsurance
On March 31, 2010, we entered into certain reinsurance transactions with affiliates of Citigroup and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009.
Reinsurance ceded arrangements do not relieve the Company of its primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers. Details on in force life insurance follow:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Direct life insurance in force	$679,002,725	$675,164,992
Amounts ceded to other companies	(601,755,831)	(599,133,626)
Net life insurance in force	$77,246,894	$76,031,366
Percentage of reinsured life insurance in force	89%	89%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	June 30, 2013		December 31, 2012
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company(1)	$2,535,448	NR	$2,505,157	NR
Financial Reassurance Company 2010, Ltd.(1)	336,592	NR	352,073	NR
American Health and Life Insurance Company(1)	173,763	A-	174,905	A-
Swiss Re Life & Health America Inc.(2)	253,333	A+	266,841	A+
SCOR Global Life Reinsurance Companies	150,481	A	161,876	A
Generali USA Life Reassurance Company	117,566	A-	117,284	A-
Transamerica Reinsurance Companies	103,728	A+	108,237	A+
Munich American Reassurance Company	100,191	A+	101,349	A+
Korean Reinsurance Company	85,722	A	86,287	A
RGA Reinsurance Company	74,005	A+	72,230	A+
All other reinsurers	62,429	-	58,955	-
Due from reinsurers	$3,993,258		$4,005,194
____________________
NR – not rated

(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.

(2)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.

(6)	Notes Payable
Notes payable consisted of the following:

	June 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Senior notes payable, due July 15, 2022	$375,000	4.75%	$375,000	4.75%
Original issuance discount remaining on notes payable	(543)		(567)
Total notes payable	$374,457		$374,433
On July 16, 2012, we issued $375.0 million in principal amount of senior unsecured notes in a public offering (the "Senior Notes"), and used a portion of the net cash proceeds to repay a $300.0 million note to Citigroup in whole at a redemption price equal to 100% of the outstanding principal amount. We were in compliance with the covenants of the Senior Notes at June 30, 2013. No events of default occurred on the Senior Notes during the six months ended June 30, 2013.
Further discussion on the Company’s notes payable is included in Note 9 (Notes Payable) to our consolidated and combined financial statements within our 2012 Annual Report.

(7)	Stockholders’ Equity
A reconciliation of the number of shares of our common stock follows.

	Six months ended June 30,
	2013	2012
	(In thousands)
Common stock, beginning of period	56,374	64,883
Shares of restricted common stock issued, net	289	438
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	783	712
Common stock retired	(2,942)	(6,165)
Common stock, end of period	54,504	59,868

The above reconciliation excludes RSUs issued to our sales force, our Canadian subsidiaries' employees, and our non-employee directors, which do not have voting rights. As the restrictions on the RSUs lapse, we issue common shares with voting rights. As of June 30, 2013, we had a total of approximately 1.2 million RSUs outstanding.
On June 3, 2013, we repurchased 2,488,621 shares of our common stock and warrants to purchase 4,103,110 shares of our common stock beneficially owned by certain private equity funds managed by Warburg Pincus LLC ("Warburg Pincus") at a purchase price of $34.67 per outstanding share and at a purchase price for the warrants equal to $16.67 per underlying share. The per-share purchase price was determined based on the closing price of our common stock on May 28, 2013, which was the execution date of the agreement to repurchase the shares, and the purchase price per warrant was equal to the per-share purchase price less the warrant exercise price of $18.00 per underlying share. The aggregate purchase price for the shares and warrants was approximately $154.7 million. Warburg Pincus no longer owns an equity interest in the Company. Proceeds from the ordinary dividend of $150.0 million paid on May 7, 2013 from Primerica Life to the Parent Company were used to fund the repurchase transaction.

(8)	Earnings Per Share
The Company has outstanding common stock and equity awards that consist of restricted stock, RSUs and stock options. In addition, warrants to purchase 4,103,110 shares of our common stock at an exercise price of $18.00 per underlying share were outstanding until we repurchased and retired these warrants on June 3, 2013. The restricted stock and outstanding RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. These restricted stock and outstanding RSUs are deemed participating securities for purposes of calculating earnings per share ("EPS").
As a result of issuing restricted stock and outstanding RSUs that are deemed participating securities, we calculate EPS using the two-class method. Under the two-class method, we allocate earnings to common shares (excluding unvested restricted stock) and vested RSUs outstanding for the period. Earnings attributable to unvested participating securities, along with the corresponding share counts, are excluded from EPS as reflected in our condensed consolidated statements of income.
In calculating basic EPS, we deduct any dividends and undistributed earnings allocated to unvested restricted stock and unvested RSUs from net income and then divide the result by the weighted-average number of common shares, fully vested restricted stock, and fully vested RSUs outstanding for the period.
We determine the potential dilutive effect of warrants and stock options outstanding on EPS using the treasury-stock method. Under this method, we determine the proceeds that would be received from the exercise of the warrants and stock options outstanding, which includes cash received for the exercise price, the remaining unrecognized stock option compensation expense and the resulting effect on the income tax deduction from the exercise of stock options. We then use the average market price of our common shares during the period the warrants and stock options were outstanding to determine how many shares we could repurchase with the proceeds raised from the exercise of the warrants and stock options outstanding. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares, fully vested restricted stock and fully vested RSUs outstanding by incorporating the increased fully diluted share count to determine diluted EPS.

The calculation of basic and diluted EPS follows.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per-share amounts)
Basic EPS
Numerator:
Net income	$43,490	$46,180	$82,335	$87,936
Income attributable to unvested participating securities	(552)	(1,111)	(1,602)	(2,498)
Net income used in calculating basic EPS	$42,938	$45,069	$80,733	$85,438
Denominator:
Weighted-average vested shares	56,511	61,531	56,553	63,332
Basic EPS	$0.76	$0.73	$1.43	$1.35

Diluted EPS
Numerator:
Net income	$43,490	$46,180	$82,335	$87,936
Income attributable to unvested participating securities	(542)	(1,092)	(1,566)	(2,457)
Net income used in calculating diluted EPS	$42,948	$45,088	$80,769	$85,479
Denominator:
Weighted-average vested shares	56,511	61,531	56,553	63,332
Dilutive effect of incremental shares to be issued for warrants outstanding	1,338	1,156	1,574	1,149
Weighted-average shares used in calculating diluted EPS(1)	57,849	62,687	58,127	64,481
Diluted EPS	$0.74	$0.72	$1.39	$1.33
____________________

(1)
Stock options granted to employees on February 20, 2013 to purchase 134,222 shares of common stock were outstanding as of June 30, 2013 but were not included in the computation of diluted EPS, because the impact from the exercise would be anti-dilutive. There were no outstanding stock options as of June 30, 2012. See Note 9 (Share-Based Compensation) for more information regarding stock options.

(9)	Share-Based Compensation
The Company has outstanding equity awards under its Omnibus Incentive Plan ("OIP"). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employee directors, and sales force leaders under the OIP. As of June 30, 2013, we had approximately 3.0 million shares available for future grants under this plan.
Employee Share-Based Compensation
Restricted Stock and RSUs. The Company has granted shares of restricted stock to management of its U.S. based subsidiaries and RSUs to management of its Canadian subsidiaries (collectively, "management restricted stock awards"). Members of the Board of Directors were granted shares of restricted stock prior to 2013 and were granted RSUs on May 22, 2013 (collectively, "director restricted stock awards"). All of our outstanding management restricted stock awards and the director restricted stock awards granted prior to 2013 have time-based vesting requirements, with equal and annual graded vesting over three years. RSUs granted to members of the Board of Directors in 2013 have time-based vesting requirements that lapse on May 21, 2014 and contain post-vesting sale restrictions until the director no longer serves on our Board. All of our outstanding management and director restricted stock awards are eligible for dividends or dividend equivalents regardless of vesting status. During the six months ended June 30, 2013, we granted annual equity compensation of approximately 319,000 management and director restricted stock awards under the OIP with a weighted-average grant date fair value of $32.72 per share.

In connection with our granting of management and director restricted stock awards, we recognized expense and tax benefit offsets as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Expense for management and director restricted stock awards granted in 2010	$175	$3,192	$3,200	$6,267
Expense for management and director restricted stock awards granted in 2011	732	742	1,499	1,541
Expense for management and director restricted stock awards granted in 2012	921	929	1,883	1,503
Expense for management and director restricted stock awards granted in 2013	834	—	1,236	—
Total management and director restricted stock awards expense	$2,662	$4,863	$7,818	$9,311
Tax benefit associated with total management and director restricted stock awards expense	$886	$1,183	$2,167	$2,229
As of June 30, 2013, total compensation cost not yet recognized in our financial statements related to management and director restricted stock awards with time-based vesting conditions yet to be reached was approximately $17.6 million, and the weighted-average period over which cost will be recognized was approximately two years.
Stock Options. On February 20, 2013, the Company granted stock options under the OIP to certain of its executive officers with a fair market value equal to approximately one-third of the executive officer's total annual equity compensation. The remaining annual equity compensation for these executive officers were granted in the form of management restricted stock awards discussed above. A total of 134,222 stock options was granted with an exercise price of $32.63, which was equal to the fair market value of our common stock on that date, and they expire 10 years from the date of grant. These options have time-based restrictions with equal and annual graded vesting over a three-year period. The fair market value of the options on the grant date and the compensation expense that will be recognized over the vesting period was approximately $1.1 million. For the three months ended June 30, 2013, compensation expense and related tax benefits recognized for these stock option awards were approximately $93,000 and $33,000, respectively. For the six months ended June 30, 2013, compensation expense and related tax benefits recognized for these stock option awards were approximately $134,000 and $47,000, respectively.
No options were exercised during the three and six months ended June 30, 2013, and no options are expected to be exercised earlier than the first scheduled vesting date of March 1, 2014.
Non-Employee Share-Based Compensation
Restricted Stock Units. Quarterly incentive awards to our sales force leaders ("agent equity awards") have performance-based vesting requirements for which the grant and the service period occur within the same calendar quarter. These awards are granted in the form of RSUs that vest upon the conclusion of short-term quarterly contests and are subject to sale restrictions expiring over the three years subsequent to vesting. Because the awards are subject to sale restrictions following their vesting, their fair value is discounted to reflect a corresponding illiquidity discount. These awards are an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, and therefore are deferred and amortized in the same manner as other deferred policy acquisition costs.
In connection with these awards, we recognized and deferred expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Quarterly incentive awards expense recognized currently	$—	$—	$—	$—
Quarterly incentive awards expense deferred	4,335	1,652	8,141	3,425
Concurrent tax benefit of deferred expense	1,372	470	2,606	1,030

As of June 30, 2013, all agent equity awards were fully vested with the exception of quarterly incentive awards granted during the second quarter of 2013 that vested on July 1, 2013. As such, any related compensation cost not recognized as either expense or deferred acquisition costs in our financial statements as of and through June 30, 2013 is immaterial.

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
Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term of approximately fourteen years (the "LOC") for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum amount of $510.0 million in 2014. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities. As of June 30, 2013, the Company was in compliance with all financial covenants under the Credit Facility Agreement.
Further discussion on the Company’s letter of credit is included Note 15 (Commitments and Contingent Liabilities) to our consolidated and combined financial statements within our 2012 Annual Report.
Beginning in late 2011, numerous arbitration claims were filed with the Financial Industry Regulatory Association ("FINRA") against our subsidiary, PFS Investments, and certain of its registered representatives seeking unspecified damages arising from the allegation that the representatives improperly recommended that the claimants transfer their retirement benefits from the Florida Retirement System's defined benefit plan to its defined contribution plan. The arbitrations have been brought by a law firm in Miami, Florida, that engaged in efforts to solicit public employees to bring these claims against us.
Currently, there are 22 pending arbitrations. We have completed three arbitrations. In two arbitrations, the public employee received no monetary award. In a third arbitration, the panel dismissed the claims against our representative but awarded a monetary judgment that was individually immaterial to the Company and considerably less than the amount sought by the claimant. Nevertheless, we have filed a motion to vacate the award. In addition to the arbitrations, seven lawsuits alleging the same claims against PFS Investments and certain of its registered representatives are pending in Miami-Dade County Circuit Court, and one lawsuit is pending in Federal Court for the Middle District of Florida. The total number of claimants in the pending arbitrations and the lawsuits, some of which have multiple claimants, is 91. The law firm representing the claimants has stated that it expects to file cases on behalf of approximately 100 additional public employees. Most of the claims arose between 2002 and 2008, and may be susceptible to statute of limitations defenses. In August 2012, a Palm Beach County Circuit Court case brought by the same law firm against PFS Investments and making similar claims was dismissed on statute of limitations grounds. An appeal of that decision is pending.
We believe we have meritorious defenses to the claims, and we intend to vigorously defend against them. Despite our defenses, we will incur significant costs, and possibly liabilities, defending and/or resolving these claims. At this time, we are unable to reasonably estimate a range of potential losses.
The treasury departments of 24 U.S. states and the District of Columbia have each engaged one of two common third party firms to conduct audits of the Company and its subsidiaries for compliance with unclaimed property laws. The insurance departments of five of those states and one additional state have each engaged a common third party firm to examine the claims settlement and policy administration practices of Primerica Life and NBLIC, which includes examinations for compliance with unclaimed property laws. If instances of noncompliance are identified during the audits, the Company could be required to make additional payments. Additionally, the State of West Virginia Treasurer has sued Primerica Life and many other insurance companies, alleging violations of the West

Virginia unclaimed property act. Other jurisdictions may pursue similar inquiries, audits, examinations and litigation. The audits and examinations are expected to take significant time to complete, and the Company cannot reasonably estimate the impact of additional costs or liabilities that could result from the resolution of these audits and litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2012 to June 30, 2013. As a result, the following discussion should be read in conjunction with MD&A and the consolidated and combined financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2012, ("2012 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to those discussed under the heading “Risk Factors” in the 2012 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.
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
Our Term Life Insurance segment results are primarily driven by sales and policies in force, accuracy of our pricing assumptions, terms and use of reinsurance, investment income, and expenses. On March 31, 2010, we entered into certain reinsurance transactions with affiliates of Citigroup Inc. ("Citigroup") (collectively, the "Citigroup reinsurers") and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009 (the "Citigroup reinsurance transactions"). We continue to administer all policies subject to these coinsurance agreements. Subsequent to the Citigroup reinsurance transactions, the revenues and earnings of our Term Life Insurance segment initially declined in proportion to the amount of revenues and earnings historically associated with the book of term life insurance policies that we ceded to the Citigroup reinsurers. As we have added new in force business, our revenues and earnings have grown from these initial levels. With each successive period, we expect revenue and earnings growth to continue to decelerate as the size of our in force book grows and incremental sales have a reduced marginal effect on the size of the then-existing in force book.
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
Accounting Policy Change. During the six months ended June 30, 2013, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2012 Annual Report.

Factors Affecting Our Results
Economic Environment. The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.
Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming a Primerica sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, interest rates and equity market returns impact consumer demand for the savings and investment products we distribute. The effects of these trends and conditions are discussed in the Results of Operations section below.
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
Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
New recruits	50,358	48,976	96,706	107,527
New life-licensed sales representatives	8,875	9,786	16,040	17,436
Year-over-year recruiting of new representatives was relatively consistent during the three months ended June 30, 2013 but decreased during the six months ended June 30, 2013. Recruiting of new representatives for the six months ended June 30, 2012 benefited from special incentive programs and competitions in the first quarter of 2012. Due to the typical lag in licensing of new recruits, new life-licensed sales representatives then benefited from those programs through the second quarter of 2012. Recruiting and new life-licensed sales representatives in 2013 reflect more typical levels for periods that did not have these special incentive programs and competitions.
The size of our life-licensed insurance sales force was as follows:

	June 30, 2013	March 31, 2013	December 31, 2012
Life-licensed insurance sales representatives	92,227	90,917	92,373
The life-licensed sales force increased since the first quarter of 2013 primarily due to lower non-renewals and terminations, as well as a sequential increase in new life licensed representatives in the second quarter of 2013.
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
The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Average number of life-licensed sales representatives	91,849	90,461	91,655	90,329
Number of new policies issued	57,622	60,583	107,978	116,728
Average monthly rate of new policies issued per life-licensed sales representative	.21x	.22x	.20x	.22x
The average monthly rate of new policies issued per life-licensed sales representative declined slightly during the three and six months ended June 30, 2013 as 2012 life insurance policy sales benefited from warm market leads generated from strong recruiting in the first quarter of 2012.

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
Net investment income. Term Life Insurance segment net investment income is composed of allocated net investment income. Net investment income is allocated to the Term Life segment based on the book value of the invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Net investment income is also impacted by the performance of our invested asset portfolio, which can be affected by interest rates, credit spreads and the mix of invested assets.
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
Sales mix. While our investment and savings products all have similar long-term earnings characteristics, our results in a given fiscal period will be affected by changes in the overall mix of products within these categories. Examples of changes in the sales mix that influence our results include the following:

•
sales of annuity products in the United States will generate higher revenues in the period such sales occur than sales of other investment products that either generate lower upfront revenues or, in the case of managed accounts and segregated funds, no upfront revenues;

•
sales of a higher proportion of managed accounts and segregated funds products will generally extend the time over which revenues can be earned because we are entitled to higher revenues based on assets under management for these accounts in lieu of upfront revenues; and

•
sales of a higher proportion of mutual fund products and the composition of the fund families sold will impact the timing and amount of revenue we earn given the marketing, support, recordkeeping and custodial services we perform for the various mutual fund products we distribute.

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties. NBLIC also underwrites a mail-order student life policy and a short-term disability benefit policy, neither of which is distributed by our sales force, and has in force policies from several discontinued lines of insurance. Corporate and Other Distributed Products segment net investment income is composed of two elements: the remainder of net investment income not allocated to our Term Life Insurance segment and the market return associated with the deposit asset underlying the 10% reinsurance agreement with the Citigroup reinsurers ("10% Reinsurance Agreement").
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
Capital Structure. Our financial results have also been affected by changes in our capital structure, including the issuance of $375.0 million in principal amount of senior unsecured notes issued in 2012 (the "Senior Notes") and the concurrent repayment of a $300.0 million note payable issued to Citigroup, as well as share repurchases and other financing arrangements during 2012 and 2013. For additional information regarding factors affecting our results, see Factors Affecting Our Results in our 2012 Annual Report.

Results of Operations
Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$577,208	$570,073	$7,135	1%	$1,148,107	$1,131,110	$16,997	2%
Ceded premiums	(417,450)	(415,815)	1,635	*	(828,054)	(833,978)	(5,924)	(1)%
Net premiums	159,758	154,258	5,500	4%	320,053	297,132	22,921	8%
Commissions and fees	116,857	106,759	10,098	9%	228,837	210,656	18,181	9%
Net investment income	21,027	23,605	(2,578)	(11)%	44,243	49,702	(5,459)	(11)%
Realized investment gains (losses), including other-than-temporary impairment losses	3,468	4,321	(853)	(20)%	5,754	6,452	(698)	(11)%
Other, net	11,197	11,582	(385)	(3)%	21,865	23,184	(1,319)	(6)%
Total revenues	312,307	300,525	11,782	4%	620,752	587,126	33,626	6%
Benefits and expenses:
Benefits and claims	69,770	68,925	845	1%	144,016	136,858	7,158	5%
Amortization of DAC	30,112	28,205	1,907	7%	61,364	54,736	6,628	12%
Sales commissions	57,638	51,475	6,163	12%	112,686	101,192	11,494	11%
Insurance expenses	28,094	24,589	3,505	14%	55,236	47,033	8,203	17%
Insurance commissions	5,424	6,458	(1,034)	(16)%	11,490	14,954	(3,464)	(23)%
Interest expense	8,793	8,506	287	3%	17,588	15,416	2,172	14%
Other operating expenses	45,030	40,446	4,584	11%	90,694	81,551	9,143	11%
Total benefits and expenses	244,861	228,604	16,257	7%	493,074	451,740	41,334	9%
Income before income taxes	67,446	71,921	(4,475)	(6)%	127,678	135,386	(7,708)	(6)%
Income taxes	23,956	25,741	(1,785)	(7)%	45,343	47,450	(2,107)	(4)%
Net income	$43,490	$46,180	$(2,690)	(6)%	$82,335	$87,936	$(5,601)	(6)%
_____________________

*	Less than 1% or not meaningful
Results for the Three and Six Months Ended June 30, 2013 and 2012
Total revenues. The increase in revenues for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 was primarily due to the increase in our Investment and Savings Product segment, which was largely driven by higher sales and higher client asset values. Also contributing to the increase was results from our Term Life Insurance segment largely reflecting incremental premiums on new term life insurance policies issued subsequent to the Citigroup reinsurance transactions ("New Term"). The decrease in net investment income largely occurred in our Corporate and Other Distributed Products segment as described below.
Total benefits and expenses. Total benefits and expenses for the three and six months ended June 30, 2013 increased year-over-year primarily as a result of the growth in revenue-related costs, which include sales commissions, certain insurance expenses, amortization of DAC, and benefits and claims. Additionally, other operating expenses increased primarily due to legal fees and expenses, as well as charges related to the relocation to our new corporate headquarters. Higher interest expense for the six months ended June 30, 2013 was driven mostly by the redundant reserve financing executed in March 2012. These higher expenses were partially offset by declines in insurance commissions reflecting a higher portion of commissions being deferred for our agent incentive programs.

Income taxes. Our effective income tax rate of 35.5% during the three and six months ended June 30, 2013, respectively, remained consistent with our effective income tax rate of 35.8% and 35.1% during the three and six months ended June 30, 2012, respectively.
For additional information, see the Segment Results discussions below.
Segment Results
As disclosed in Note 2 (Segment Information) of the notes to the condensed consolidated financial statements, Primerica changed its measurement of segment information to allocate the deposit asset underlying the 10% reinsurance agreement with Citigroup, as well as the related mark-to-market adjustments included in the calculation of its effective yield, to the Corporate and Other Distributed Products segment instead of the Term Life Insurance segment beginning in the second quarter of 2013. Prior period results have been adjusted to reflect this reclassification.
Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$559,035	$550,330	$8,705	2%	$1,111,069	$1,092,487	$18,582	2%
Ceded premiums	(414,222)	(412,038)	2,184	1%	(822,076)	(826,597)	(4,521)	(1)%
Net premiums	144,813	138,292	6,521	5%	288,993	265,890	23,103	9%
Allocated net investment income	16,934	16,112	822	5%	33,604	31,742	1,862	6%
Other, net	7,435	7,755	(320)	(4)%	14,419	15,301	(882)	(6)%
Total revenues	169,182	162,159	7,023	4%	337,016	312,933	24,083	8%
Benefits and expenses:
Benefits and claims	61,688	59,984	1,704	3%	127,235	117,493	9,742	8%
Amortization of DAC	25,777	22,547	3,230	14%	53,642	46,480	7,162	15%
Insurance commissions	1,062	2,314	(1,252)	(54)%	2,261	5,891	(3,630)	(62)%
Insurance expenses	24,508	21,782	2,726	13%	48,353	41,499	6,854	17%
Interest expense	4,250	4,381	(131)	(3)%	8,502	7,166	1,336	19%
Total benefits and expenses	117,285	111,008	6,277	6%	239,993	218,529	21,464	10%
Income before income taxes	$51,897	$51,151	$746	1%	$97,023	$94,404	$2,619	3%
Results for the Three Months Ended June 30, 2013 and 2012
Net premiums. The increase in net premiums is primarily due to the continued addition of New Term in force business, partially offset by the run off of business subject to the Citigroup reinsurance transactions. While ceded premiums supporting YRT reinsurance programs for New Term are less than 20% of direct premiums, ceded premiums for the block of business coinsured by Citigroup are more than 80% of direct premiums. As a result, as we continue to build New Term and the block coinsured by Citigroup continues to run off, net premiums will continue to grow faster than direct premiums, albeit at a declining rate of growth. The increase in net premiums was partially offset by prior year reprocessed reinsurance transactions of approximately $6.7 million, which decreased ceded premiums and contributed to an increase in net premiums in the prior year period and did not reoccur for the three months ended June 30, 2013.
Benefits and claims. Benefits and claims increased primarily due to the growth in New Term business. Additionally, second quarter 2013 claims were consistent with historical experience and higher than the favorable experience in the second quarter of 2012. The effect of prior year reprocessed reinsurance transactions increased benefits and claims by approximately $6.0 million for the three months ended June 30, 2012 and did not reoccur during 2013.

Amortization of DAC. The increase in amortization of DAC was primarily attributable to growth in New Term business along with the impact of higher agent compensation deferrals due to incentive program changes made in prior periods.
Insurance commissions. The decrease in insurance commissions was driven largely by a higher rate of commission deferrals consistent with agent incentive program changes.
Insurance expenses. The increase in insurance expenses is mainly due to higher premium-related taxes, licenses and fees, as well as the run-off of expense allowances received under the Citigroup reinsurance agreements. Also contributing to the increase was higher employee compensation costs.
Results for the Six Months Ended June 30, 2013 and 2012
Net premiums. Net premium growth was primarily driven by the factors impacting net premiums as discussed above in the three-month comparison.
Benefits and claims. Benefits and claims increased primarily due to the growth in net premiums consistent with discussion in the three-month comparison.
Amortization of DAC. The increase in amortization of DAC was primarily attributable to the items discussed above in the three-month comparison. Also, during the six months ended June 30, 2012, amortization of DAC included a reduction of approximately $2.0 million for commission payments previously incurred but not billed on in force business ceded to the Citigroup reinsurers, which did not reoccur in the first half of 2013.
Insurance commissions. The decrease in insurance commissions was consistent with the decrease discussed in the three-month comparison.
Insurance expenses. The increase in insurance expenses is mainly due to the factors discussed in the three-month comparison, as well as higher costs in support of our independent sales force and increased spending for information technology contracts.
Interest expense. Interest expense increased primarily due to the redundant reserve financing executed in March 2012.
Product Sales and Face Amount In Force. We issued 57,622 new policies during the three months ended June 30, 2013, compared to 60,583 new policies for the same period in 2012. We issued 107,978 new policies during the six months ended June 30, 2013, compared to 116,728 new policies for the same period in 2012. Sales of our term life insurance products were higher for the three and six months ended June 30, 2012 primarily attributable to strong recruiting in the first quarter of 2012.
The changes in the face amount of our in force book of term life insurance policies were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$670,414	$664,423	$5,991	1%	$670,412	$664,955	$5,457	1%
Issued face amount	17,798	18,307	(509)	(3)%	33,507	35,290	(1,783)	(5)%
Terminations	(13,139)	(14,322)	(1,183)	(8)%	(28,056)	(30,629)	(2,573)	(8)%
Foreign currency	(718)	(384)	(334)	87%	(1,508)	(1,592)	84	(5)%
Face amount in force, end of period	$674,355	$668,024	$6,331	1%	$674,355	$668,024	$6,331	1%
For the three and six months ended June 30, 2013, issued face amount declined consistent with the decline in the number of policies issued. Terminations decreased in both the second quarter and first half of 2013 compared to the prior year periods as a result of modestly better persistency.

Investment and Savings Product Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$51,838	$47,267	$4,571	10%	$101,263	$91,726	$9,537	10%
Asset-based revenues	49,436	43,750	5,686	13%	96,864	87,472	9,392	11%
Account-based revenues	9,589	9,494	95	1%	19,043	18,867	176	1%
Other, net	2,498	2,456	42	2%	4,913	5,036	(123)	(2)%
Total revenues	113,361	102,967	10,394	10%	222,083	203,101	18,982	9%
Expenses:
Amortization of DAC	3,876	2,880	996	35%	6,768	6,103	665	11%
Insurance commissions	2,330	2,252	78	3%	4,605	4,401	204	5%
Sales commissions:
Sales-based	36,731	33,285	3,446	10%	72,134	64,885	7,249	11%
Asset-based	17,778	15,032	2,746	18%	34,415	29,777	4,638	16%
Other operating expenses	25,158	20,074	5,084	25%	50,320	39,621	10,699	27%
Total expenses	85,873	73,523	12,350	17%	168,242	144,787	23,455	16%
Income before income taxes	$27,488	$29,444	$(1,956)	(7)%	$53,841	$58,314	$(4,473)	(8)%
Supplemental information on the underlying metrics that drove results follows.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions and accounts in thousands)
Product sales:
Retail mutual funds	$723	$590	$133	23%	$1,435	$1,202	$233	19%
Annuities and other	473	500	(27)	(5)%	954	929	25	3%
Total sales-based revenue generating product sales	1,196	1,090	106	10%	2,389	2,131	258	12%
Managed accounts	58	40	18	45%	114	63	51	81%
Segregated funds and other	64	64	—	*	180	188	(8)	(4)%
Total product sales	$1,318	$1,194	$124	10%	$2,683	$2,382	$301	13%
Average client asset values:
Retail mutual funds	$26,041	$23,724	$2,317	10%	$25,606	$23,709	$1,897	8%
Annuities and other	10,898	8,972	1,926	21%	10,603	8,845	1,758	20%
Managed accounts	786	326	460	141%	719	269	450	167%
Segregated funds	2,601	2,527	74	3%	2,613	2,513	100	4%
Total average client asset values	$40,326	$35,549	$4,777	13%	$39,541	$35,336	$4,205	12%
Average number of fee-generating accounts:
Recordkeeping accounts	2,522	2,583	(61)	(2)%	2,529	2,585	(56)	(2)%
Custodial accounts	1,946	1,948	(2)	*	1,943	1,947	(4)	*
_____________________

*	Less than 1% or not meaningful

Results for the Three Months Ended June 30, 2013 and 2012
Total revenues. The increase in commissions and fees was largely attributable to higher mutual fund sales driven by customer demand for these products in light of improved market performance. The rise in average client asset values, which was indicative of favorable market performance during the current quarter, also contributed to the increase in commissions and fees in the form of higher asset-based revenues.
Amortization of DAC. For the three months ended June 30, 2013, underperformance in Canadian markets in relation to our return expectations on client asset values resulted in higher DAC amortization attributable to lower anticipated future revenue on Canadian segregated funds.
Sales commissions. Higher sales-based commissions in the three months ended June 30, 2013 were primarily the result of the increase in sales-based revenues discussed above. The increase in asset-based commissions during the three months ended June 30, 2013 was consistent with the increase in asset-based revenues, when excluding segregated funds. The relevant costs associated with asset-based revenue from segregated funds are recorded within insurance commissions and amortization of DAC.
Other operating expenses. Other operating expenses increased primarily due to increased legal fees and expenses as well as growth-related costs. The increase in legal fees and expenses was primarily due to approximately $3.3 million of expenses recorded in the second quarter of 2013 attributable to defending claims alleged by certain participants in the Florida Retirement System's defined benefit plan. See Note 10 (Commitments and Contingent Liabilities) to our condensed consolidated financial statements for more information.
Results for the Six Months Ended June 30, 2013 and 2012
Total revenues. The increase in commissions and fees was driven mostly by the factors described in the three-month comparison along with higher fixed-indexed annuities sales, which were attributed to higher customer demand.
Sales commissions. Higher sales-based commissions in the six months ended June 30, 2013 were primarily the result of the increase in sales-based revenues discussed above. The increase in asset-based commissions during the six months ended June 30, 2013 was consistent with the increase discussed in the three-month comparison.
Other operating expenses. Other operating expenses increased due to the same factors discussed in the three-month comparison. The increase in legal fees and expenses was primarily due to approximately $7.2 million of expenses recorded in the first half of 2013 attributable to defending claims alleged by certain participants in the Florida Retirement System's defined benefit plan. See Note 10 (Commitments and Contingent Liabilities) to our condensed consolidated financial statements for more information.
Asset Values in Client Accounts
Changes in asset values in client accounts were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Asset values, beginning of period	$39,853	$36,279	$3,574	10%	$37,386	$33,664	$3,722	11%
Inflows	1,318	1,194	124	10%	2,683	2,382	301	13%
Redemptions	(1,188)	(1,144)	44	4%	(2,493)	(2,377)	116	5%
Change in market value, net and other	183	(1,043)	1,226	*	2,590	1,617	973	60%
Asset values, end of period	$40,166	$35,286	$4,880	14%	$40,166	$35,286	$4,880	14%
_____________________

*	Less than 1% or not meaningful
The increase in asset values for three and six months ended June 30, 2013 was primarily attributable to favorable market performance. The growth in inflows was consistent with the increase in sales volume for the quarter-to-date and year-to-date periods. The rate of redemptions relative to average client asset values for the three and six months ended June 30, 2013 remained consistent with the prior year period.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$18,173	$19,743	$(1,570)	(8)%	$37,038	$38,623	$(1,585)	(4)%
Ceded premiums	(3,228)	(3,777)	(549)	(15)%	(5,978)	(7,381)	(1,403)	(19)%
Net premiums	14,945	15,966	(1,021)	(6)%	31,060	31,242	(182)	(1)%
Commissions and fees	5,994	6,248	(254)	(4)%	11,667	12,591	(924)	(7)%
Allocated net investment income	4,093	7,493	(3,400)	(45)%	10,639	17,960	(7,321)	(41)%
Realized investment gains (losses), including other-than-temporary impairment losses	3,468	4,321	(853)	(20)%	5,754	6,452	(698)	(11)%
Other, net	1,264	1,371	(107)	(8)%	2,533	2,847	(314)	(11)%
Total revenues	29,764	35,399	(5,635)	(16)%	61,653	71,092	(9,439)	(13)%
Benefits and expenses:
Benefits and claims	8,082	8,941	(859)	(10)%	16,781	19,365	(2,584)	(13)%
Amortization of DAC	459	2,778	(2,319)	(83)%	954	2,153	(1,199)	(56)%
Insurance commissions	2,032	1,892	140	7%	4,624	4,662	(38)	(1)%
Insurance expenses	3,586	2,807	779	28%	6,883	5,534	1,349	24%
Sales commissions	3,129	3,158	(29)	(1)%	6,137	6,530	(393)	(6)%
Interest expense	4,543	4,125	418	10%	9,086	8,250	836	10%
Other operating expenses	19,872	20,372	(500)	(2)%	40,374	41,930	(1,556)	(4)%
Total benefits and expenses	41,703	44,073	(2,370)	(5)%	84,839	88,424	(3,585)	(4)%
Loss before income taxes	$(11,939)	$(8,674)	$3,265	38%	$(23,186)	$(17,332)	$5,854	34%
Results for the Three Months Ended June 30, 2013 and 2012
Total revenues. Total revenues decreased for the three months ended June 30, 2013 primarily due to lower net investment income. The decline in net investment income can be attributed to lower yield and higher allocation to the Term Life segment, as well as a decline in market value of the deposit asset underlying our 10% Reinsurance Agreement. Sharp rises in interest rates drove a reduction in the fair market value of securities held in the deposit asset, which resulted in a loss of approximately $1.1 million for the three months ended June 30, 2013. Lower net premiums on non-term life insurance policies underwritten by our New York subsidiary also contributed to the decline in total revenues.
Total benefits and expenses. The decrease in DAC amortization was attributable to estimate adjustments for the student life block of insurance products recognized in the prior year period with no such adjustments recorded in the current year period. The decrease in benefits and claims is primarily due to lower claims on non-term life insurance policies underwritten by our New York subsidiary.
Results for the Six Months Ended June 30, 2013 and 2012
Total revenues. Total revenues decreased for the six months ended June 30, 2013 primarily due to lower net investment income generated by a lower yield and higher allocation to the Term Life segment. Net investment income also decreased due to the loss recognized on the deposit asset underlying our 10% Reinsurance Agreement during the three months ended June 30, 2013. Lower commissions and fees resulting from the termination of our loan business also contributed to the decline in total revenues.
Total benefits and expenses. The decreases in benefits and claims and amortization of DAC for the six months ended June 30, 2013 are primarily due to the same factors discussed in the three-month comparison. Other operating expenses decreased year-over-year largely due to lower stock compensation costs related to the vesting of restricted stock granted in connection with our initial public offering, partially offset by charges related to the relocation to our new corporate headquarters and higher other compensation costs.

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
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating and average approximate duration of our fixed-maturity portfolio were as follows:

	June 30, 2013	December 31, 2012
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.9 years	3.9 years
Average book yield of our fixed-maturity portfolio	5.29%	5.32%
The distribution of our investments in fixed-maturity securities by rating follows:

	June 30, 2013		December 31, 2012
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$277,306	17%	$317,104	18%
AA	122,576	8%	132,021	8%
A	363,077	23%	403,029	24%
BBB	738,773	47%	777,719	45%
Below investment grade	84,574	5%	88,422	5%
Not rated	2,050	*	1,049	*
Total	$1,588,356	100%	$1,719,344	100%
____________________

*	Less than 1%

The ten largest holdings within our invested asset portfolio were as follows:

	June 30, 2013
Issuer	Cost or amortized cost	Fair value	Unrealized gain	Credit rating
	(Dollars in thousands)
Government of Canada	$32,844	$33,036	$192	AAA
General Electric Co	23,364	26,624	3,260	AA-
International Business Machines Corp	12,590	13,000	410	AA-
Province of Ontario Canada	9,993	11,121	1,128	AA-
Iberdrola SA	9,454	10,543	1,089	BBB
National Rural Utilities Cooperative	7,690	10,410	2,720	A+
Province of Quebec Canada	7,252	8,168	916	A+
Bank of America Corp	7,135	7,883	748	A-
ArcelorMittal	7,032	7,814	782	BB+
Vale SA	7,098	7,790	692	A-
Total – ten largest holdings	$124,452	$136,389	$11,937
Total – fixed-maturity and equity securities	$1,619,441	$1,732,205
Percent of total fixed-maturity and equity securities	8%	8%
For additional information on our invested asset portfolio, see Note 3 (Investments) to our condensed consolidated financial statements.

Liquidity and Capital Resources
Dividends and other payments to us from our subsidiaries are our principal sources of cash. The amount of dividends paid by our subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payment of general operating expenses, the payment of dividends, and the payment of interest on outstanding debt. At June 30, 2013, the Parent Company had cash and invested assets of approximately $43.1 million.
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
On June 3, 2013, we used funds from the ordinary dividend from Primerica Life, as well as other funds, to repurchase 2,488,621 shares of our common stock and warrants to purchase 4,103,110 shares of our common stock beneficially owned by certain private equity funds managed by Warburg Pincus LLC ("Warburg Pincus") at a purchase price of $34.67 per outstanding share and at a purchase price for the warrants equal to $16.67 per underlying share. The per-share purchase price was determined based on the closing price of our common stock on May 28, 2013, which was the execution date of the agreement to repurchase the shares, and the purchase price per warrant was equal to the per-share purchase price less the warrant exercise price of $18.00 per underlying share. The aggregate purchase price for the shares and warrants was approximately $154.7 million. Warburg Pincus no longer owns an equity interest in the Company.
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
The components of the change in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2013	2012	$
	(In thousands)
Net cash provided by (used in) operating activities	$52,504	$11,679	$40,825
Net cash provided by (used in) investing activities	129,544	126,748	2,796
Net cash provided by (used in) financing activities	(175,087)	(166,445)	8,642
Effect of foreign exchange rate changes on cash	(1,090)	2	(1,092)
Change in cash and cash equivalents	$5,871	$(28,016)	$33,887
Operating Activities. The change in operating cash flows compared with the prior year period was primarily driven by the timing of payments with reinsurers in our Term Life business in 2012.
Investing Activities. The increase in investing cash inflows as compared to the same period a year ago was primarily driven by higher maturities and lower purchases of fixed-maturity securities to accumulate cash to fund 2013 share repurchases. The increase was partially offset by purchases of property and equipment related to the move of our corporate headquarters in 2013.
Financing Activities. The increase in net cash used in financing activities was primarily due to higher quarterly shareholder dividends and higher share and warrant repurchases during the six months ended June 30, 2013. The increase was partially offset by payments for deferred financing costs related to the redundant reserve financing executed during the first quarter of 2012.
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
We were in compliance with the covenants of the Senior Notes at June 30, 2013. No events of default occurred during the six months ended June 30, 2013.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of June 30, 2013, our debt-to-capital ratio was 24.6%.
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
As of June 30, 2013, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth.
In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk and foreign exchange risk. Primerica Life Canada is in compliance with Canada’s minimum capital requirements as of June 30, 2013, as determined by OSFI.
Short-term Borrowings. We had no short-term borrowings as of or during the six months ended June 30, 2013.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.
The Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012 are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the quarter ended June 30, 2013, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 - 30, 2013	357,424		$32.78	—	—
May 1 - 31, 2013	—		—	—	—
June 1 - 30, 2013	2,488,621		34.67	—	—
Total	2,846,045	(1)	$34.43	—	—
____________________

(1)
Primarily consists of 2,488,621 shares of our outstanding common stock repurchased at $34.67 per share from certain private equity funds managed by Warburg Pincus LLC on June 3, 2013. The remaining shares represent those surrendered to us to pay the tax withholding obligations of employees in connection with the lapsing of restriction on restricted shares and restricted stock units.

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
(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

August 7, 2013	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)