Form 10-Q
period 2013-09-30
Primerica, Inc.
filed 2013-11-07
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2013
Common Stock, $0.01 Par Value	54,829,477 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
	(In thousands)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,581,341 in 2013 and $1,711,582 in 2012)	$1,688,096	$1,887,014
Equity securities available for sale, at fair value (cost: $30,852 in 2013 and $29,955 in 2012)	37,016	37,147
Trading securities, at fair value (cost: $11,208 in 2013 and $7,740 in 2012)	11,185	7,762
Policy loans	25,795	24,613
Total investments	1,762,092	1,956,536
Cash and cash equivalents	147,468	112,216
Accrued investment income	19,595	19,540
Due from reinsurers	4,033,138	4,005,194
Deferred policy acquisition costs, net	1,179,143	1,066,422
Premiums and other receivables	182,702	170,656
Intangible assets, net (accumulated amortization: $64,173 in 2013 and $61,621 in 2012)	69,432	69,816
Income taxes	31,999	17,256
Other assets	261,225	302,126
Separate account assets	2,512,886	2,618,115
Total assets	$10,199,680	$10,337,877
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$5,022,048	$4,850,488
Unearned premiums	4,501	6,056
Policy claims and other benefits payable	248,592	254,533
Other policyholders’ funds	334,553	345,721
Notes payable	374,469	374,433
Income taxes	101,708	114,611
Other liabilities	329,566	358,577
Payable under securities lending	75,852	139,927
Separate account liabilities	2,512,886	2,618,115
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,004,175	9,062,461
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2013 and 2012; and issued 54,687 shares in 2013 and 56,374 shares in 2012)	547	564
Paid-in capital	464,783	602,269
Retained earnings	609,778	503,173
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	48,671	55,487
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	72,773	114,958
Net unrealized investment losses other-than-temporarily impaired	(1,047)	(1,035)
Total stockholders’ equity	1,195,505	1,275,416
Total liabilities and stockholders’ equity	$10,199,680	$10,337,877
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$576,095	$567,273	$1,724,202	$1,698,383
Ceded premiums	(407,488)	(414,991)	(1,235,543)	(1,248,969)
Net premiums	168,607	152,282	488,659	449,414
Commissions and fees	118,443	104,607	347,899	315,974
Net investment income	22,103	26,881	66,345	76,583
Realized investment gains (losses), including other-than-temporary impairment losses	(407)	3,872	5,347	10,324
Other, net	10,711	11,446	31,958	33,919
Total revenues	319,457	299,088	940,208	886,214
Benefits and expenses:
Benefits and claims	81,912	70,738	225,927	207,596
Amortization of deferred policy acquisition costs	32,192	29,234	93,556	83,970
Sales commissions	58,388	49,370	171,074	150,562
Insurance expenses	25,083	23,744	80,319	70,777
Insurance commissions	5,329	6,684	16,818	21,638
Interest expense	8,726	8,828	26,314	24,244
Other operating expenses	41,273	39,934	131,968	121,485
Total benefits and expenses	252,903	228,532	745,976	680,272
Income before income taxes	66,554	70,556	194,232	205,942
Income taxes	23,364	24,957	68,707	72,407
Net income	$43,190	$45,599	$125,525	$133,535

Earnings per share:
Basic	$0.78	$0.74	$2.20	$2.09
Diluted	$0.78	$0.72	$2.16	$2.05

Weighted-average shares used in computing earnings per share:
Basic	54,957	60,060	56,019	62,241
Diluted	54,958	61,563	57,069	63,519

Supplemental disclosures:
Total impairment losses	$(347)	$(162)	$(438)	$(1,066)
Impairment losses recognized in other comprehensive income before income taxes	—	—	19	563
Net impairment losses recognized in earnings	(347)	(162)	(419)	(503)
Other net realized investment gains (losses)	(60)	4,034	5,766	10,827
Realized investment gains (losses), including other-than-temporary impairment losses	$(407)	$3,872	$5,347	$10,324
Dividends declared per share	$0.11	$0.07	$0.33	$0.15
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$43,190	$45,599	$125,525	$133,535
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	(3,004)	24,139	(60,502)	45,584
Reclassification adjustment for realized investment (gains) losses included in net income	(184)	(3,654)	(4,416)	(10,115)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	5,586	7,867	(6,907)	6,998
Total other comprehensive income (loss) before income taxes	2,398	28,352	(71,825)	42,467
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,044)	7,260	(22,812)	12,426
Other comprehensive income (loss), net of income taxes	3,442	21,092	(49,013)	30,041
Total comprehensive income (loss)	$46,632	$66,691	$76,512	$163,576
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

	Nine months ended September 30,
	2013	2012
	(In thousands)
Common stock:
Balance, beginning of period	$564	$649
Repurchases of common stock	(29)	(65)
Net issuance of common stock	12	13
Balance, end of period	547	597
Paid-in capital:
Balance, beginning of period	602,269	835,232
Share-based compensation	31,161	24,643
Net issuance of common stock	(12)	(13)
Repurchases of common stock	(101,044)	(169,938)
Repurchases of warrants	(68,399)	—
Adjustments to paid-in capital, other	808	1,961
Balance, end of period	464,783	691,885
Retained earnings:
Balance, beginning of period	503,173	344,104
Net income	125,525	133,535
Dividends	(18,920)	(9,416)
Balance, end of period	609,778	468,223
Accumulated other comprehensive income (loss):
Balance, beginning of period	169,410	146,665
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(91) in 2013 and $12 in 2012	(6,816)	6,986
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $(22,713) in 2013 and $12,251 in 2012	(42,185)	22,754
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit) of $(8) in 2013 and $163 in 2012	(12)	301
Balance, end of period	120,397	176,706
Total stockholders’ equity	$1,195,505	$1,337,411
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited

	Nine months ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$125,525	$133,535
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	166,936	174,134
Deferral of policy acquisition costs	(200,082)	(204,283)
Amortization of deferred policy acquisition costs	93,556	83,970
Change in income taxes	(4,117)	2,666
Realized investment (gains) losses, including other-than-temporary impairments	(5,347)	(10,324)
Accretion and amortization of investments	(2,924)	(1,686)
Depreciation and amortization	8,182	7,555
Change in due from reinsurers	(39,379)	(125,965)
Change in premiums and other receivables	(12,627)	(11,208)
Trading securities sold, matured, or called (acquired), net	(3,448)	26,434
Share-based compensation	10,689	14,122
Change in other operating assets and liabilities, net	(46,407)	13,720
Net cash provided by (used in) operating activities	90,557	102,670
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities - sold	88,332	229,523
Fixed-maturity securities - matured or called	207,445	203,256
Equity securities	4,694	1,965
Available-for-sale investments acquired:
Fixed-maturity securities	(156,360)	(370,141)
Equity securities	(461)	(5,632)
Purchases of property and equipment and other investing activities, net	(18,473)	(4,622)
Cash collateral received (returned) on loaned securities, net	(64,075)	28,308
Sales (purchases) of short-term investments using securities lending collateral, net	64,075	(28,308)
Net cash provided by (used in) investing activities	125,177	54,349
Cash flows from financing activities:
Dividends paid	(18,920)	(9,416)
Common stock repurchased	(101,073)	(170,003)
Warrants repurchased	(68,399)	—
Excess tax benefits on share-based compensation	8,440	4,723
Proceeds from issuance of Senior Notes, net of discount	—	374,411
Payment of note issued to Citigroup	—	(300,000)
Payments of deferred financing costs	—	(7,729)
Net cash provided by (used in) financing activities	(179,952)	(108,014)
Effect of foreign exchange rate changes on cash	(530)	740
Change in cash and cash equivalents	35,252	49,745
Cash and cash equivalents, beginning of period	112,216	136,078
Cash and cash equivalents, end of period	$147,468	$185,823
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
We capitalized Peach Re, Inc. ("Peach Re"), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, and Primerica Life ceded to Peach Re certain level premium term life insurance policies pursuant to a coinsurance agreement (the "Peach Re Coinsurance Agreement") effective March 31, 2012.
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
The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2013 and December 31, 2012, the statements of income and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the statements of stockholders' equity and cash flows for the nine months ended September 30, 2013 and 2012. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.
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
Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the condensed consolidated financial statements at September 30, 2013.

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
Future Application of Accounting Standards. Recently issued accounting guidance not otherwise disclosed is not applicable, is immaterial to our financial statements, or did not or will not have an impact on our business.

(2) Segment Information
We have two primary operating segments – Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. Total assets and results of operations by segment were as follows:

			September 30, 2013	December 31, 2012
			(In thousands)
Assets:
Term life insurance segment			$6,678,705	$6,400,126
Investment and savings products segment			2,722,684	2,810,137
Corporate and other distributed products segment			798,291	1,127,614
Total assets			$10,199,680	$10,337,877

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Term life insurance segment	$177,811	$163,028	$514,828	$475,960
Investment and savings products segment	114,723	101,163	336,805	304,264
Corporate and other distributed products segment	26,923	34,897	88,575	105,990
Total revenues	$319,457	$299,088	$940,208	$886,214
Income (loss) before income taxes:
Term life insurance segment	$50,136	$47,593	$147,159	$141,996
Investment and savings products segment	31,498	31,608	85,339	89,922
Corporate and other distributed products segment	(15,080)	(8,645)	(38,266)	(25,976)
Total income before income taxes	$66,554	$70,556	$194,232	$205,942
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $210.4 million and $192.8 million as of September 30, 2013 and December 31, 2012, respectively.
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

The change in measurement of segment information increased total assets in the Corporate and Other Distributed Products segment and decreased total assets in the Term Life Insurance segment by approximately $91.5 million as of December 31, 2012. The amount of segment revenues and segment income (loss) before income taxes reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment was approximately $1.0 million and $2.6 million for the three and nine months ended September 30, 2012, respectively.
Long-lived assets and results of operations by country were as follows:

			September 30, 2013	December 31, 2012
			(In thousands)
Long-lived assets by country:
United States			$95,551	$82,724
Canada			643	450
Total long-lived assets			$96,194	$83,174

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenues by country:
United States	$262,925	$245,574	$767,759	$723,034
Canada	56,532	53,514	172,449	163,180
Total revenues	$319,457	$299,088	$940,208	$886,214
Income before income taxes by country:
United States	$50,951	$54,587	$145,143	$156,625
Canada	15,603	15,969	49,089	49,317
Total income before income taxes	$66,554	$70,556	$194,232	$205,942

(3) Investments
The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities available for sale follow:

	September 30, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$7,370	$574	$(80)	$7,864
Foreign government	112,041	9,697	(1,550)	120,188
States and political subdivisions	32,522	2,148	(436)	34,234
Corporates	1,187,752	91,959	(10,419)	1,269,292
Mortgage- and asset-backed securities	241,656	15,632	(770)	256,518
Total fixed-maturity securities(1)	1,581,341	120,010	(13,255)	1,688,096
Equity securities	30,852	6,888	(724)	37,016
Total fixed-maturity and equity securities available for sale	$1,612,193	$126,898	$(13,979)	$1,725,112
____________________

(1)	Includes approximately $1.6 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$6,722	$812	$—	$7,534
Foreign government	101,171	16,238	(17)	117,392
States and political subdivisions	31,176	3,596	(19)	34,753
Corporates	1,265,179	134,710	(2,763)	1,397,126
Mortgage- and asset-backed securities	307,334	23,999	(1,124)	330,209
Total fixed-maturity securities(1)	1,711,582	179,355	(3,923)	1,887,014
Equity securities	29,955	7,529	(337)	37,147
Total fixed-maturity and equity securities available for sale	$1,741,537	$186,884	$(4,260)	$1,924,161
____________________

(1)	Includes approximately $1.6 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.
The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale securities was as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Net unrealized investment gains (losses) including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$112,919	$182,624
Currency swaps	81	97
Foreign currency translation adjustment	(2,653)	(7,456)
Other-than-temporary impairments	1,612	1,592
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	111,959	176,857
Deferred income taxes	(39,186)	(61,899)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$72,773	$114,958
We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of the fixed-maturity securities classified as trading securities were approximately $11.2 million and $7.8 million as of September 30, 2013 and December 31, 2012, respectively.
All of our available-for-sale mortgage- and asset-backed securities represent investments in variable interest entities ("VIEs"). We are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. The maximum exposure to loss as a result of our involvement in these VIEs equals the carrying value of the securities.
As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $19.6 million and $20.5 million as of September 30, 2013 and December 31, 2012, respectively.
We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our balance sheet. We also accept collateral in the form of cash, all of which we reinvest. For loaned securities involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the lent securities as investment assets on our balance sheet during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $75.9 million and $139.9 million as of September 30, 2013 and December 31, 2012, respectively.
The scheduled contractual maturity distribution of the available-for-sale fixed-maturity portfolio at September 30, 2013 follows:

	September 30, 2013
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$162,789	$168,096
Due after one year through five years	471,070	509,900
Due after five years through 10 years	664,430	708,301
Due after 10 years	41,396	45,281
	1,339,685	1,431,578
Mortgage- and asset-backed securities	241,656	256,518
Total fixed-maturity securities	$1,581,341	$1,688,096
Actual maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Fixed-maturity securities	$21,785	$26,601	$67,643	$76,160
Equity securities	277	245	841	712
Policy loans and other invested assets	325	315	972	926
Cash and cash equivalents	54	103	215	349
Market return on deposit asset underlying 10% reinsurance agreement	829	983	331	2,587
Gross investment income	23,270	28,247	70,002	80,734
Investment expenses	(1,167)	(1,366)	(3,657)	(4,151)
Net investment income	$22,103	$26,881	$66,345	$76,583

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$1,234	$3,843	$5,989	$10,385
Gross losses from sales	(703)	(27)	(1,154)	(84)
Gross gains from securities transferred from available-for-sale to trading	—	—	—	323
Gross losses from securities transferred from available-for-sale to trading	—	—	—	(6)
Other-than-temporary impairment losses	(347)	(162)	(419)	(503)
Gains (losses) from bifurcated options	(591)	218	931	209
Net realized investment gains (losses)	$(407)	$3,872	$5,347	$10,324
Supplemental information:
Gross realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$184	$3,654	$4,416	$10,115
Tax expense (benefit) associated with realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$64	$1,279	$1,546	$3,540
Proceeds from sales or other redemptions	$79,864	$95,861	$300,471	$434,744
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
Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $331.3 million and $111.9 million as of September 30, 2013 and December 31, 2012, respectively.
The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2013
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,122	$(69)	3	$244	$(11)	1
Foreign government	33,360	(1,312)	45	3,483	(238)	8
States and political subdivisions	10,673	(384)	14	164	(52)	1
Corporates	213,962	(8,885)	243	11,170	(1,534)	13
Mortgage- and asset-backed securities	27,057	(363)	31	7,640	(407)	7
Total fixed-maturity securities	288,174	(11,013)		22,701	(2,242)
Equity securities	6,469	(724)	10	—	—	—
Total fixed-maturity and equity securities	$294,643	$(11,737)		$22,701	$(2,242)

	December 31, 2012
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
Foreign government	$5,146	$(17)	12	$—	$—	—
States and political subdivisions	1,498	(19)	3	—	—	—
Corporates	70,176	(1,189)	58	7,055	(1,574)	11
Mortgage- and asset-backed securities	15,367	(22)	18	6,409	(1,102)	10
Total fixed-maturity securities	92,187	(1,247)		13,464	(2,676)
Equity securities	1,461	(147)	6	522	(190)	1
Total fixed-maturity and equity securities	$93,648	$(1,394)		$13,986	$(2,866)
The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	September 30, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$63	$338	$165	$712

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Impairments on fixed-maturity securities not in default	$347	$3	$419	$343
Impairments on equity securities	—	159	—	160
Total impairment charges	$347	$162	$419	$503
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
As of September 30, 2013, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investments. The overall increase in interest rates during the nine months ended September 30, 2013 contributed to the declines in fair value of our invested asset portfolio. Because we have the ability to hold these investments until a market price recovery or maturity and we have no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.

Net impairment losses recognized in earnings were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$345	$4	$365	$855
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	—	—	(19)	(563)
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	345	4	346	292
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	2	158	73	211
Net impairment losses recognized in earnings	$347	$162	$419	$503
The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$14,243	$15,970	$14,171	$17,403
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	345	—	416	10
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	2	3	3	333
Reductions due to sales, maturities or calls of credit impaired securities	(264)	(938)	(264)	(2,711)
Cumulative OTTI credit losses recognized for securities still held, end of period	$14,326	$15,035	$14,326	$15,035
Derivatives. We use foreign currency swaps to reduce our foreign exchange risk attributable to investments held by our subsidiaries in debt securities that are denominated in a currency other than its functional currency. The aggregate notional balance and fair value of these currency swaps follow:

	September 30, 2013	December 31, 2012
	(In thousands)
Aggregate notional balance of currency swaps	$5,878	$5,878
Aggregate fair value of currency swaps	(2,031)	(2,048)
The change in fair value of these currency swaps is reflected in other comprehensive income as they effectively hedge the variability in cash flows from these foreign currency-denominated debt securities.
The embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of September 30, 2013 and December 31, 2012, the fair value of these bifurcated options was approximately $4.1 million and $10.2 million, respectively.
We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of September 30,

2013 and December 31, 2012. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$—	$7,864	$—	$7,864
Foreign government	—	120,188	—	120,188
States and political subdivisions	—	34,234	—	34,234
Corporates	1,299	1,265,498	2,495	1,269,292
Mortgage- and asset-backed securities	—	254,905	1,613	256,518
Total available-for-sale fixed-maturity securities	1,299	1,682,689	4,108	1,688,096
Available-for-sale equity securities	32,562	4,381	73	37,016
Trading securities	—	11,185	—	11,185
Separate accounts	—	2,512,886	—	2,512,886
Total fair value assets	$33,861	$4,211,141	$4,181	$4,249,183
Fair value liabilities:
Currency swaps	$—	$2,031	$—	$2,031
Separate accounts	—	2,512,886	—	2,512,886
Total fair value liabilities	$—	$2,514,917	$—	$2,514,917

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$—	$7,534	$—	$7,534
Foreign government	—	117,392	—	117,392
States and political subdivisions	—	34,753	—	34,753
Corporates	1,301	1,392,446	3,379	1,397,126
Mortgage- and asset-backed securities	—	328,415	1,794	330,209
Total available-for-sale fixed-maturity securities	1,301	1,880,540	5,173	1,887,014
Available-for-sale equity securities	26,608	10,491	48	37,147
Trading securities	—	7,762	—	7,762
Separate accounts	—	2,618,115	—	2,618,115
Total fair value assets	$27,909	$4,516,908	$5,221	$4,550,038
Fair value liabilities:
Currency swaps	$—	$2,048	$—	$2,048
Separate accounts	—	2,618,115	—	2,618,115
Total fair value liabilities	$—	$2,620,163	$—	$2,620,163
In assessing fair value of our investments, we use a third-party pricing service for approximately 94% of our securities. The remaining securities are primarily thinly traded securities valued using models based on observable inputs on public corporate spreads having similar tenors (e.g., sector, average life and quality rating) and liquidity and yield based on quality rating, average life and treasury yields. All observable data inputs are corroborated by independent third-party data. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification as we are unable to evaluate the valuation technique(s) or significant inputs used to develop the quotes. Therefore, we do not internally develop the quantitative unobservable inputs used in measuring the fair value of Level 3 investments. However, we do corroborate pricing information provided by our third-party pricing service by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security;

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
Because many fixed-maturity securities do not trade on a daily basis, fair value is determined using industry-standard methodologies by applying available market information through processes such as U.S. Treasury curves, benchmarking of similar securities, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested or compared to actual transactions, if available, to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities with limited trading activity, industry-standard pricing methodologies use adjusted market information, such as index prices or discounting expected future cash flows, to estimate fair value. If these measures are not deemed observable for a particular security, the security will be classified as Level 3 in the fair value hierarchy.
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
The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Level 3 assets, beginning of period	$8,433	$10,131	$5,221	$6,937
Net unrealized gains (losses) included in other comprehensive income	(122)	206	(288)	(130)
Net realized gains (losses) included in realized investment gains (losses), including other-than-temporary impairment losses	171	50	301	10
Purchases	—	757	4,383	3,173
Sales	(10)	—	(25)	—
Settlements	(1,163)	(3,162)	(1,862)	(3,900)
Transfers into Level 3	371	—	1,357	2,951
Transfers out of Level 3	(3,499)	(1,140)	(4,906)	(2,199)
Level 3 assets, end of period	$4,181	$6,842	$4,181	$6,842
We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013 and 2012. In addition, there were no transfers between Level 1 and Level 3 during the three and nine months ended September 30, 2013 and 2012.
Invested assets included in the transfer from Level 3 to Level 2 during the three and nine months ended September 30, 2013 and 2012 primarily were fixed-maturity investments for which we were able to obtain independent pricing quotes based on observable inputs. Invested assets included in the transfer from Level 2 to Level 3 during the three months ended September 30, 2013 and the nine months ended September 30, 2013 and 2012 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data.
The table below is a summary of the estimated fair value for financial instruments.

	September 30, 2013		December 31, 2012
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities available for sale	$1,688,096	$1,688,096	$1,887,014	$1,887,014
Equity securities available for sale	37,016	37,016	37,147	37,147
Trading securities	11,185	11,185	7,762	7,762
Policy loans	25,795	25,795	24,613	24,613
Deposit asset underlying 10% reinsurance agreement	112,279	112,279	91,524	91,524
Separate accounts	2,512,886	2,512,886	2,618,115	2,618,115
Liabilities:
Notes payable	$374,469	$392,319	$374,433	$418,777
Currency swaps	2,031	2,031	2,048	2,048
Separate accounts	2,512,886	2,512,886	2,618,115	2,618,115
The fair values of financial instruments presented above are estimates of the fair values at a specific point in time using various sources and methods, including market quotations and a complex matrix system that takes into account issuer sector, quality, and spreads in the current marketplace.
Recurring fair value measurements. Estimated fair values of investments in available-for-sale fixed-maturity securities are principally a function of current spreads and interest rates that are corroborated by independent third-party data. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Trading securities, which primarily consist of fixed-maturity securities, are carried at fair value. Equity securities, including common and non-redeemable preferred stocks, are carried at fair value. Currency swaps are stated at fair value. Segregated funds in separate accounts are carried at the underlying value of the variable insurance contracts, which is fair value.
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

Reinsurance ceded arrangements do not relieve the Company of its primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers. Details on in force life insurance follow:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Direct life insurance in force	$680,980,955	$675,164,992
Amounts ceded to other companies	(602,857,339)	(599,133,626)
Net life insurance in force	$78,123,616	$76,031,366
Percentage of reinsured life insurance in force	89%	89%
Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	September 30, 2013		December 31, 2012
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company(1)	$2,557,492	NR	$2,505,157	NR
Financial Reassurance Company 2010, Ltd.(1)	350,337	NR	352,073	NR
American Health and Life Insurance Company(1)	174,502	A-	174,905	A-
Swiss Re Life & Health America Inc.(2)	254,179	A+	266,841	A+
SCOR Global Life Reinsurance Companies(3)	151,231	A	161,876	A
Generali USA Life Reassurance Company(3)	117,997	A-	117,284	A-
Transamerica Reinsurance Companies	101,323	A+	108,237	A+
Munich American Reassurance Company	99,065	A+	101,349	A+
Korean Reinsurance Company	87,995	A	86,287	A
RGA Reinsurance Company	75,669	A+	72,230	A+
All other reinsurers	63,348	-	58,955	-
Due from reinsurers	$4,033,138		$4,005,194
____________________
NR – not rated

(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.

(2)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.

(3)	Reinsurers are commonly owned entities due to the purchase of Generali USA Life Reassurance Company by the parent company of SCOR Global Life Reinsurance Companies in October 2013.

(6)	Notes Payable
Notes payable consisted of the following:

	September 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Senior notes payable, due July 15, 2022	$375,000	4.75%	$375,000	4.75%
Original issuance discount remaining on notes payable	(531)		(567)
Total notes payable	$374,469		$374,433
On July 16, 2012, we issued $375.0 million in principal amount of senior unsecured notes in a public offering (the "Senior Notes"), and used a portion of the net cash proceeds to repay a $300.0 million note to Citigroup in whole at a redemption price equal to 100% of the outstanding principal amount. We were in compliance with the covenants of the Senior Notes at September 30, 2013. No events of default occurred on the Senior Notes during the nine months ended September 30, 2013.
Further discussion on the Company’s notes payable is included in Note 9 (Notes Payable) to our consolidated and combined financial statements within our 2012 Annual Report.

(7)	Stockholders’ Equity
A reconciliation of the number of shares of our common stock follows.

	Nine months ended September 30,
	2013	2012
	(In thousands)
Common stock, beginning of period	56,374	64,883
Shares of restricted common stock issued	289	438
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	975	878
Common stock retired	(2,951)	(6,476)
Common stock, end of period	54,687	59,723
The above reconciliation excludes RSUs issued to our sales force, our Canadian subsidiaries' employees, and our non-employee directors, which do not have voting rights. As the restrictions on the RSUs lapse, we issue common shares with voting rights. As of September 30, 2013, we had a total of approximately 1.1 million RSUs outstanding.
On June 3, 2013, we repurchased 2,488,621 shares of our common stock and warrants to purchase 4,103,110 shares of our common stock beneficially owned by certain private equity funds managed by Warburg Pincus LLC ("Warburg Pincus") at a purchase price of $34.67 per outstanding common share and at a purchase price for the warrants equal to $16.67 per underlying share. The per-share purchase price was determined based on the closing price of our common stock on May 28, 2013, which was the execution date of the agreement to repurchase the shares, and the purchase price per warrant was equal to the per-share purchase price less the warrant exercise price of $18.00 per underlying share. The aggregate purchase price for the shares and warrants was approximately $154.7 million. Warburg Pincus no longer owns an equity interest in the Company. Proceeds from the ordinary dividend of $150.0 million paid on May 7, 2013 from Primerica Life to the Parent Company were used to fund the repurchase transaction.

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

The calculation of basic and diluted EPS follows.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except per-share amounts)
Basic EPS
Numerator:
Net income	$43,190	$45,599	$125,525	$133,535
Income attributable to unvested participating securities	(557)	(1,116)	(2,173)	(3,624)
Net income used in calculating basic EPS	$42,633	$44,483	$123,352	$129,911
Denominator:
Weighted-average vested shares	54,957	60,060	56,019	62,241
Basic EPS	$0.78	$0.74	$2.20	$2.09

Diluted EPS
Numerator:
Net income	$43,190	$45,599	$125,525	$133,535
Income attributable to unvested participating securities	(557)	(1,092)	(2,140)	(3,558)
Net income used in calculating diluted EPS	$42,633	$44,507	$123,385	$129,977
Denominator:
Weighted-average vested shares	54,957	60,060	56,019	62,241
Dilutive effect of incremental shares if issued for warrants outstanding	—	1,503	1,050	1,278
Dilutive effect of incremental shares to be issued for options outstanding	1	—	—	—
Weighted-average shares used in calculating diluted EPS	54,958	61,563	57,069	63,519
Diluted EPS	$0.78	$0.72	$2.16	$2.05

(9)	Share-Based Compensation
The Company has outstanding equity awards under its Omnibus Incentive Plan ("OIP"). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employee directors, and sales force leaders under the OIP. As of September 30, 2013, we had approximately 2.9 million shares available for future grants under this plan.
Employee and Director Share-Based Compensation
Restricted Stock and RSUs. The Company has granted shares of restricted stock to management of its U.S. based subsidiaries and RSUs to management of its Canadian subsidiaries (collectively, "management restricted stock awards"). Members of the Board of Directors were granted shares of restricted stock prior to 2013 and were granted RSUs on May 22, 2013 (collectively, "director restricted stock awards"). All of our outstanding management restricted stock awards and the director restricted stock awards granted prior to 2013 have time-based vesting requirements, with equal and annual graded vesting over three years. RSUs granted to members of the Board of Directors in 2013 have time-based vesting requirements that lapse on May 21, 2014 and contain post-vesting sale restrictions until the director no longer serves on our Board. All of our outstanding management and director restricted stock awards are eligible for dividends or dividend equivalents regardless of vesting status. During the nine months ended September 30, 2013, we granted annual equity compensation of approximately 322,000 management and director restricted stock awards under the OIP with a weighted-average grant date fair value of $32.78 per share.

In connection with our granting of management and director restricted stock awards, we recognized expense and tax benefit offsets as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Expense for management and director restricted stock awards granted in 2010	$—	$3,104	$3,200	$9,371
Expense for management and director restricted stock awards granted in 2011	817	753	2,316	2,294
Expense for management and director restricted stock awards granted in 2012	928	954	2,811	2,457
Expense for management and director restricted stock awards granted in 2013	898	—	2,134	—
Total management and director restricted stock awards expense	$2,643	$4,811	$10,461	$14,122
Tax benefit associated with total management and director restricted stock awards expense	$885	$1,167	$3,052	$3,396
As of September 30, 2013, total compensation cost not yet recognized in our financial statements related to management and director restricted stock awards with time-based vesting conditions yet to be reached was approximately $14.7 million, and the weighted-average period over which cost will be recognized was approximately two years.
Stock Options. On February 20, 2013, the Company granted stock options under the OIP to certain of its executive officers with a fair market value equal to approximately one-third of the executive officer's total annual equity compensation. The remaining annual equity compensation for these executive officers were granted in the form of management restricted stock awards discussed above. A total of 134,222 stock options was granted with an exercise price of $32.63, which was equal to the fair market value of our common stock on that date, and they expire 10 years from the date of grant. These options have time-based restrictions with equal and annual graded vesting over a three-year period. The fair market value of the options on the grant date and the compensation expense that will be recognized over the vesting period was approximately $1.1 million. For the three months ended September 30, 2013, compensation expense and related tax benefits recognized for these stock option awards were approximately $94,000 and $33,000, respectively. For the nine months ended September 30, 2013, compensation expense and related tax benefits recognized for these stock option awards were approximately $228,000 and $80,000, respectively.
No options were exercised during the three and nine months ended September 30, 2013, and no options are expected to be exercised earlier than the first scheduled vesting date of March 1, 2014.
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

In connection with these awards, we recognized and deferred expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Quarterly incentive awards expense recognized currently	$—	$—	$—	$—
Quarterly incentive awards expense deferred	3,893	1,915	12,034	5,340
Concurrent tax benefit of deferred expense	1,249	592	3,855	1,622
As of September 30, 2013, all agent equity awards were fully vested with the exception of quarterly incentive awards granted during the third quarter of 2013 that vested on October 1, 2013. As such, any related compensation cost not recognized as either expense or deferred acquisition costs in our financial statements as of and through September 30, 2013 is immaterial.

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
Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term of approximately fourteen years (the "LOC") for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum amount of $510.0 million in 2014. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities. As of September 30, 2013, the Company was in compliance with all financial covenants under the Credit Facility Agreement.
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
Currently, there are 23 pending arbitrations. We have completed three arbitrations. In two arbitrations, the public employee received no monetary award. In a third arbitration, the panel dismissed the claims against our representative but awarded a monetary judgment that was individually immaterial to the Company and considerably less than the amount sought by the claimant. We filed a motion to vacate the award, which was granted in October 2013.
In addition to the arbitrations, there are a number of pending lawsuits in state trial courts brought by this same law firm alleging the same claims against PFS Investments and certain of its registered representatives. Most of the claims arose between 2002 and 2008, and remain susceptible to statute of limitations defenses. Where appropriate, we are asking the trial courts to dismiss the cases based on statute of limitations defenses. These motions have been granted, but the courts have allowed the plaintiffs to re-plead some of their claims. At our initiative, a court also has separated cases with multiple plaintiffs into individual actions. Currently, there are 32 lawsuits pending in trial courts. While the number of cases has increased (due largely to the cases with multiple plaintiffs being re-filed as individual actions), the aggregate number of plaintiffs has decreased.
In addition to the 32 cases pending in state trial courts, there is one case in a state appellate court (following a ruling in our favor on the statute of limitations) and a Federal Court case in the Middle District of Florida (which also is on appeal, though, in that case, the appeal will determine whether the claim is subject to arbitration).
Although some new court cases have been filed, the total number of claimants in all the various legal proceedings (arbitrations and lawsuits) is 81, down from 91 last quarter. The lower figure is due in part because some claimants have not re-filed following dismissal of their cases and some others have voluntarily removed themselves from the proceedings.
We believe we have meritorious defenses to the claims, and we intend to vigorously defend against them. Despite our defenses, we will incur significant costs, and possibly liabilities, defending and/or resolving these claims. At this time, we are unable to reasonably estimate a range of potential losses.
Since 2011, Primerica Life, a Massachusetts domestic insurer, has regularly consulted the Social Security Administration’s Death Master File (“Death Master File”) in accordance with Massachusetts Division of Insurance best practices, and NBLIC, a New York domestic insurer, has regularly consulted the Death Master File in accordance with New York State insurance requirements, to identify potential deceased policyholders for whom claims have not been presented to us in the normal course of business. If unreported deaths are identified, Primerica Life and NBLIC attempt to determine if a valid claim exists, to locate beneficiaries, and to pay benefits accordingly. Prior to 2011, the Company did not use the Death Master File in any aspect of its business.
The Company is currently undergoing targeted multi-state treasurer audits by 30 jurisdictions with respect to unclaimed property laws, and Primerica Life and NBLIC are engaged in targeted multi-state market conduct examinations by six jurisdictions with respect to their claims-paying practices. Additionally, Primerica Life is one of many defendants to a suit by the Treasurer of the State of West Virginia alleging violations of the West Virginia unclaimed property act. Other jurisdictions may pursue similar audits, examinations and litigation. The audits, examinations and litigation are expected to take significant time to complete, and it is unclear whether the Company will be required to compare the Death Master File to its records for periods prior to 2011, including with respect to policies which have lapsed, to determine whether benefits are owed in instances where an insured appears to have died but no claim for death benefits has been made. The potential outcome of such actions is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. At this time, the Company cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from the resolution of these matters. These actions may also result in changes to the Company's procedures for the identification and escheatment of abandoned property and other financial liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2012 to September 30, 2013. As a result, the following discussion should be read in conjunction with MD&A and the consolidated and combined financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2012 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.
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

Critical Accounting Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated and combined financial statements included in our 2012 Annual Report. The most significant items on the balance sheet are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and which affect our results of operations and financial position.
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
Accounting Policy Change. During the nine months ended September 30, 2013, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2012 Annual Report.

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
Independent Sales Force. Our ability to increase the size of our sales force is largely based on the success of our recruiting efforts and our ability to train and motivate recruits to obtain licenses to sell life insurance. We believe that recruitment and licensing levels are important to sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Recruiting results do not always result in commensurate changes in the size of our licensed sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.
Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
New recruits	51,523	47,639	148,229	155,166
New life-licensed sales representatives	9,630	8,613	25,670	26,049
Higher recruiting experienced following our biennial convention coupled with the pull-through of licensed sales representatives due to licensing initiatives taken in previous periods contributed to the increase in new recruits and representatives for the third quarter of 2013. For the nine months ended September 30, 2013, both recruiting and licensing lagged prior period activity due to the positive impact of special incentive programs and competitions during the first quarter of 2012.
The size of our life-licensed insurance sales force was as follows:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Life-licensed insurance sales representatives	94,529	92,227	90,917	92,373
The life-licensed sales force increased during the third quarter primarily due to the positive effect of licensing initiatives taken in previous periods, as well as lower non-renewals and terminations.

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
The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Average number of life-licensed sales representatives	93,507	91,229	92,339	90,635
Number of new policies issued	53,997	53,506	161,975	170,234
Average monthly rate of new policies issued per life-licensed sales representative	.19x	.20x	.19x	.21x
The average monthly rate of new policies issued per life-licensed sales representative remained relatively consistent with historical experience during the three months ended September 30, 2013. The average monthly rate of new policies issued per life-licensed sales representative declined slightly during the nine months ended September 30, 2013 as 2012 life insurance policy sales benefited from warm market leads generated from strong recruiting, particularly in the first quarter of 2012.
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

•
Persistency. Persistency is a measure of how long our insurance policies stay in force. As a general matter, persistency that is lower than our pricing assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. Determining the near-term effects of changes in persistency is more complicated. When persistency is lower than our pricing assumptions, we must accelerate the amortization of DAC. The resultant increase in amortization expense is offset by a corresponding release of reserves associated with lapsed policies, which causes a reduction in benefits and claims expense. The reserves associated with any given policy will change over the term of such policy. As a general matter, reserves are lowest at the inception of a policy term and rise steadily to a peak before declining to zero at the expiration of the policy term. Accordingly, depending on when the lapse occurs in relation to the overall policy term, the reduction in benefits and claims expense may be greater or less than the increase in amortization expense, and, consequently, the effects on earnings for a given period could be positive or negative. Persistency levels will impact results to the extent actual experience deviates from the persistency assumptions used to price our products.

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

•
Amortization of DAC. DAC, and therefore amortization of DAC, is reduced on a pro-rata basis for the coinsured business, including the business reinsured with Citigroup. There is no impact on amortization of DAC associated with our YRT contracts.

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
Net investment income. Net investment income is allocated to the Term Life segment based on the book value of the invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Net investment income is impacted by the performance of our invested asset portfolio, which can be affected by interest rates, credit spreads and the mix of invested assets.
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
Capital Structure. Our financial results have also been affected by changes in our capital structure, including the issuance of $375.0 million in principal amount of senior unsecured notes issued in 2012 (the "Senior Notes") and the concurrent repayment of a $300.0 million note payable issued to Citigroup, as well as repurchases of shares and warrants and other financing arrangements during 2012 and 2013. For additional information regarding factors affecting our results, see Factors Affecting Our Results in our 2012 Annual Report.

Results of Operations
Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$576,095	$567,273	$8,822	2%	$1,724,202	$1,698,383	$25,819	2%
Ceded premiums	(407,488)	(414,991)	(7,503)	(2)%	(1,235,543)	(1,248,969)	(13,426)	(1)%
Net premiums	168,607	152,282	16,325	11%	488,659	449,414	39,245	9%
Commissions and fees	118,443	104,607	13,836	13%	347,899	315,974	31,925	10%
Net investment income	22,103	26,881	(4,778)	(18)%	66,345	76,583	(10,238)	(13)%
Realized investment gains (losses), including other-than-temporary impairment losses	(407)	3,872	(4,279)	*	5,347	10,324	(4,977)	(48)%
Other, net	10,711	11,446	(735)	(6)%	31,958	33,919	(1,961)	(6)%
Total revenues	319,457	299,088	20,369	7%	940,208	886,214	53,994	6%
Benefits and expenses:
Benefits and claims	81,912	70,738	11,174	16%	225,927	207,596	18,331	9%
Amortization of DAC	32,192	29,234	2,958	10%	93,556	83,970	9,586	11%
Sales commissions	58,388	49,370	9,018	18%	171,074	150,562	20,512	14%
Insurance expenses	25,083	23,744	1,339	6%	80,319	70,777	9,542	13%
Insurance commissions	5,329	6,684	(1,355)	(20)%	16,818	21,638	(4,820)	(22)%
Interest expense	8,726	8,828	(102)	(1)%	26,314	24,244	2,070	9%
Other operating expenses	41,273	39,934	1,339	3%	131,968	121,485	10,483	9%
Total benefits and expenses	252,903	228,532	24,371	11%	745,976	680,272	65,704	10%
Income before income taxes	66,554	70,556	(4,002)	(6)%	194,232	205,942	(11,710)	(6)%
Income taxes	23,364	24,957	(1,593)	(6)%	68,707	72,407	(3,700)	(5)%
Net income	$43,190	$45,599	$(2,409)	(5)%	$125,525	$133,535	$(8,010)	(6)%
_____________________

*	Less than 1% or not meaningful
Results for the Three and Nine Months Ended September 30, 2013 and 2012
Total revenues. Total revenues for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 increased in our primary operating segments (Term Life Insurance and Investment and Savings Products) largely driven by incremental premiums on new term life insurance policies issued subsequent to the Citigroup reinsurance transactions ("New Term"), increased sales of investment products, and higher client asset values. The decrease in net investment income and realized investment gains (losses) was largely related to our lower portfolio of invested assets as described in our Corporate and Other Distributed Products segment below.
Total benefits and expenses. Total benefits and expenses for the three and nine months ended September 30, 2013 increased primarily as a result of the growth in revenue-related costs, which include benefits and claims, sales commissions, amortization of DAC, and certain insurance expenses. Additionally, other operating expenses increased primarily due to higher legal fees and expenses and higher employee compensation costs. To a lesser extent, charges related to the relocation to our new corporate headquarters contributed to the increase in other operating expenses for the nine months ended September 30, 2013. Higher interest expense for the nine months ended September 30, 2013 was driven mostly by the redundant reserve financing executed in March 2012. These higher benefits and expenses were partially offset by declines in insurance commissions reflecting a higher portion of commissions being deferred for our agent incentive programs.
Income taxes. Our effective income tax rate of 35.1% during the three months ended September 30, 2013, remained consistent with our effective income tax rate of 35.4% during the three months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, our effective income tax rate was essentially unchanged at 35.4% and 35.2%, respectively.
For additional information, see the Segment Results discussions below.
Segment Results
Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$557,486	$549,068	$8,418	2%	$1,668,555	$1,641,555	$27,000	2%
Ceded premiums	(404,459)	(411,240)	(6,781)	(2)%	(1,226,535)	(1,237,837)	(11,302)	(1)%
Net premiums	153,027	137,828	15,199	11%	442,020	403,718	38,302	9%
Allocated net investment income	17,385	17,410	(25)	*	50,989	49,152	1,837	4%
Other, net	7,399	7,790	(391)	(5)%	21,819	23,090	(1,271)	(6)%
Total revenues	177,811	163,028	14,783	9%	514,828	475,960	38,868	8%
Benefits and expenses:
Benefits and claims	67,788	60,733	7,055	12%	195,023	178,226	16,797	9%
Amortization of DAC	29,679	27,645	2,034	7%	83,320	74,125	9,195	12%
Insurance commissions	901	2,169	(1,268)	(58)%	3,162	8,060	(4,898)	(61)%
Insurance expenses	25,125	20,531	4,594	22%	73,479	62,030	11,449	18%
Interest expense	4,182	4,357	(175)	(4)%	12,685	11,523	1,162	10%
Total benefits and expenses	127,675	115,435	12,240	11%	367,669	333,964	33,705	10%
Income before income taxes	$50,136	$47,593	$2,543	5%	$147,159	$141,996	$5,163	4%
_____________________

*	Less than 1% or not meaningful
Results for the Three Months Ended September 30, 2013 and 2012
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
Allocated net investment income. Allocated net investment income remained flat year-over-year. The amount of net investment income allocated grew with required assets but was offset by a higher volume of called securities and the recovery of interest on a previously defaulted bond in the prior year period.
Benefits and claims. Benefits and claims increased primarily due to the growth in New Term business. Third quarter 2013 claims were in line with historical experience.
Amortization of DAC. The increase in amortization of DAC was mostly attributable to growth in New Term business and was lower than growth in net premiums due to improved persistency.

Insurance commissions. The decrease in insurance commissions was driven largely by a higher rate of commission deferrals consistent with agent incentive program changes.
Insurance expenses. The increase in insurance expenses is mainly due to higher employee compensation costs, the run-off of expense allowances received under the Citigroup reinsurance agreements, and higher premium-related taxes, licenses and fees.
Results for the Nine Months Ended September 30, 2013 and 2012
Net premiums. Net premium growth was primarily driven by the factors impacting net premiums as discussed above in the three-month comparison. The increase in net premiums was partially offset by reprocessed reinsurance transactions of approximately $6.7 million during the second quarter of 2012, which decreased ceded premiums and contributed to an increase in net premiums for the nine months ended September 30, 2012.
Allocated net investment income. The increase in allocated net investment income was primarily a result of the growth in required assets, partially offset by prior year items as discussed in the three-month comparison.
Benefits and claims. Benefits and claims increased primarily due to the growth in net premiums consistent with discussion in the three-month comparison. In addition, the effect of reprocessed reinsurance transactions during the second quarter of 2012 increased benefits and claims by approximately $6.0 million for the nine months ended September 30, 2012 and did not reoccur during 2013.
Amortization of DAC. The increase in amortization of DAC was primarily attributable to the items discussed above in the three-month comparison. Also, during the nine months ended September 30, 2012, amortization of DAC included a reduction of approximately $2.0 million for commission payments previously incurred but not billed on in force business ceded to the Citigroup reinsurers, which did not reoccur in 2013.
Insurance commissions. The decrease in insurance commissions was consistent with the decrease discussed in the three-month comparison.
Insurance expenses. The increase in insurance expenses is mainly due to the factors discussed in the three-month comparison.
Interest expense. Interest expense was higher for the nine months ended September 30, 2013 primarily due to the redundant reserve financing executed in March 2012.
Product Sales and Face Amount In Force. We issued 53,997 new policies during the three months ended September 30, 2013 compared to 53,506 new policies for the same period in 2012. We issued 161,975 and 170,234 new policies during the nine months ended September 30, 2013 and 2012, respectively. Sales of our term life insurance products were higher during the nine months ended September 30, 2012 primarily due to the impact of strong recruiting in the early part of 2012.
The changes in the face amount of our in force book of term life insurance policies were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Face amount in force, beginning of period	$674,355	$668,024	$6,331	1%	$670,412	$664,955	$5,457	1%
Issued face amount	17,056	16,345	711	4%	50,563	51,635	(1,072)	(2)%
Terminations	(14,346)	(15,566)	(1,220)	(8)%	(42,402)	(46,196)	(3,794)	(8)%
Foreign currency	(705)	328	(1,033)	*	(2,213)	(1,263)	(950)	*
Face amount in force, end of period	$676,360	$669,131	$7,229	1%	$676,360	$669,131	$7,229	1%
_____________________

*	Less than 1% or not meaningful
For the three months ended September 30, 2013, issued face amount increased due to the slightly higher number of new policies issued coupled with the larger average size of policies underwritten. For the nine months ended September 30, 2013, issued face amount declined due to the decline in the number of policies issued, partially offset by the larger average size of policies underwritten. Terminations decreased in both the third quarter and first nine months of 2013 compared to the prior year periods as a result of better persistency.

Investment and Savings Product Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$51,991	$43,390	$8,601	20%	$153,872	$135,827	$18,045	13%
Asset-based revenues	50,981	45,627	5,354	12%	147,845	133,099	14,746	11%
Account-based revenues	9,812	9,826	(14)	*	28,856	28,693	163	1%
Other, net	1,939	2,320	(381)	(16)%	6,232	6,645	(413)	(6)%
Total revenues	114,723	101,163	13,560	13%	336,805	304,264	32,541	11%
Expenses:
Amortization of DAC	2,542	1,411	1,131	80%	9,310	7,514	1,796	24%
Insurance commissions	2,249	2,322	(73)	(3)%	6,853	6,723	130	2%
Sales commissions:
Sales-based	36,296	30,521	5,775	19%	108,430	95,406	13,024	14%
Asset-based	18,775	15,557	3,218	21%	53,191	45,334	7,857	17%
Other operating expenses	23,363	19,744	3,619	18%	73,682	59,365	14,317	24%
Total expenses	83,225	69,555	13,670	20%	251,466	214,342	37,124	17%
Income before income taxes	$31,498	$31,608	$(110)	*	$85,339	$89,922	$(4,583)	(5)%
_____________________

*	Less than 1% or not meaningful
Supplemental information on the underlying metrics that drove results follows.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions and accounts in thousands)
Product sales:
Retail mutual funds	$648	$546	$102	19%	$2,083	$1,747	$336	19%
Annuities and other	493	445	48	11%	1,447	1,374	73	5%
Total sales-based revenue generating product sales	1,141	991	150	15%	3,530	3,121	409	13%
Managed accounts	57	37	20	54%	171	100	71	71%
Segregated funds and other	51	64	(13)	(20)%	231	252	(21)	(8)%
Total product sales	$1,249	$1,092	$157	14%	$3,932	$3,473	$459	13%
Average client asset values:
Retail mutual funds	$26,478	$23,750	$2,728	11%	$25,896	$23,723	$2,173	9%
Annuities and other	11,336	9,245	2,091	23%	10,847	8,978	1,869	21%
Managed accounts	882	425	457	*	774	321	453	*
Segregated funds	2,529	2,542	(13)	(1)%	2,585	2,523	62	2%
Total average client asset values	$41,225	$35,962	$5,263	15%	$40,102	$35,545	$4,557	13%
Average number of fee-generating accounts:
Recordkeeping accounts	2,537	2,552	(15)	(1)%	2,532	2,573	(41)	(2)%
Custodial accounts	1,955	1,945	10	1%	1,947	1,946	1	*
_____________________

*	Less than 1% or not meaningful

Results for the Three Months Ended September 30, 2013 and 2012
Total revenues. The increase in commissions and fees was largely attributable to higher sales of mutual funds and annuities. In addition, favorable mix of variable annuity products sold due to lower internal exchanges contributed to higher commissions during the third quarter of 2013. The rise in average client asset values, which was indicative of favorable market performance during the third quarter of 2013, also contributed to the increase in commissions and fees in the form of higher asset-based revenues.
Amortization of DAC. Canadian segregated fund redemptions and market performance were in line with DAC amortization assumptions for the three months ended September 30, 2013, whereas the prior year period benefited from lower amortization expense.
Sales commissions. Higher sales-based commissions in the three months ended September 30, 2013 were primarily the result of the increase in product sales discussed above. The increase in asset-based commissions during the three months ended September 30, 2013 was consistent with the increase in asset-based revenues when excluding segregated funds. The relevant costs associated with asset-based revenue from segregated funds are recorded within insurance commissions and amortization of DAC.
Other operating expenses. Other operating expenses increased primarily due to increased legal fees and expenses. The increase in legal fees and expenses was primarily due to approximately $2.1 million of expenses recorded in the third quarter of 2013 attributable to defending claims alleged by certain participants in the Florida Retirement System's defined benefit plan. See Note 10 (Commitments and Contingent Liabilities) to our condensed consolidated financial statements for more information. Also, higher employee compensation costs and costs in support of our independent sales force contributed to the increase in other operating expenses during the quarter.
Results for the Nine Months Ended September 30, 2013 and 2012
Total revenues. The increase in commissions and fees during the first nine months of 2013 was driven mostly by the factors described in the three-month comparison.
Amortization of DAC. During the nine months ended September 30, 2013, amortization of DAC increased partially due to higher amortization in the first half of 2013, which was attributable to lower market performance compared with DAC amortization assumptions on Canadian segregated funds. The factors discussed above in the three-month comparison also contributed to the rise in DAC amortization for the nine-month period.
Sales commissions. Higher sales commissions in the nine months ended September 30, 2013 resulted primarily from the items discussed in the three-month comparison.
Other operating expenses. Other operating expenses increased due to the same factors discussed in the three-month comparison. The increase in legal fees and expenses was mainly due to approximately $9.3 million of expenses recorded during the first three quarters of 2013 attributable to defending claims alleged by certain participants in the Florida Retirement System's defined benefit plan. See Note 10 (Commitments and Contingent Liabilities) to our condensed consolidated financial statements for more information.
Asset Values in Client Accounts
Changes in asset values in client accounts were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Asset values, beginning of period	$40,166	$35,286	$4,880	14%	$37,386	$33,664	$3,722	11%
Inflows	1,249	1,092	157	14%	3,932	3,473	459	13%
Redemptions	(1,163)	(1,014)	149	15%	(3,656)	(3,391)	265	8%
Change in market value, net and other	1,925	1,540	385	25%	4,515	3,158	1,357	43%
Asset values, end of period	$42,177	$36,904	$5,273	14%	$42,177	$36,904	$5,273	14%
The increase in asset values for three and nine months ended September 30, 2013 was primarily attributable to favorable market performance. The growth in inflows was consistent with the increase in sales volume for the quarter-to-date and year-to-date periods. The rate of redemptions relative to average client asset values for the three and nine months ended September 30, 2013 remained consistent with the prior year period.
Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$18,609	$18,205	$404	2%	$55,647	$56,828	$(1,181)	(2)%
Ceded premiums	(3,029)	(3,751)	(722)	(19)%	(9,008)	(11,132)	(2,124)	(19)%
Net premiums	15,580	14,454	1,126	8%	46,639	45,696	943	2%
Commissions and fees	5,659	5,764	(105)	(2)%	17,326	18,355	(1,029)	(6)%
Allocated net investment income	4,718	9,471	(4,753)	(50)%	15,356	27,431	(12,075)	(44)%
Realized investment gains (losses), including other-than-temporary impairment losses	(407)	3,872	(4,279)	*	5,347	10,324	(4,977)	(48)%
Other, net	1,373	1,336	37	3%	3,907	4,184	(277)	(7)%
Total revenues	26,923	34,897	(7,974)	(23)%	88,575	105,990	(17,415)	(16)%
Benefits and expenses:
Benefits and claims	14,124	10,005	4,119	41%	30,904	29,370	1,534	5%
Amortization of DAC	(29)	178	(207)	*	926	2,331	(1,405)	(60)%
Insurance commissions	2,179	2,193	(14)	(1)%	6,803	6,855	(52)	(1)%
Insurance expenses	(42)	3,213	(3,255)	*	6,840	8,747	(1,907)	(22)%
Sales commissions	3,317	3,292	25	1%	9,453	9,822	(369)	(4)%
Interest expense	4,544	4,471	73	2%	13,629	12,721	908	7%
Other operating expenses	17,910	20,190	(2,280)	(11)%	58,286	62,120	(3,834)	(6)%
Total benefits and expenses	42,003	43,542	(1,539)	(4)%	126,841	131,966	(5,125)	(4)%
Loss before income taxes	$(15,080)	$(8,645)	$6,435	74%	$(38,266)	$(25,976)	$12,290	47%
_____________________

*	Less than 1% or not meaningful
Results for the Three Months Ended September 30, 2013 and 2012
Total revenues. Total revenues decreased for the three months ended September 30, 2013 primarily due to lower net investment income and lower realized investment gains (losses). The decline in net investment income was attributable to lower invested assets following capital deployment and higher allocation to the Term Life segment, as well as the impact of higher volume of called bonds and interest recoveries on a previously defaulted security during the third quarter of 2012. Realized investment gains (losses) decreased year-over-year mostly due to higher income received from certain fixed income securities that were tendered during the prior year period.
Total benefits and expenses. Total benefits and expenses declined for the three months ended September 30, 2013 due to lower insurance expenses and other operating expenses, partially offset by an increase in benefits and claims. Insurance expenses decreased for the third quarter of 2013 primarily due to the release of certain state assessment accruals. In addition, the decrease in other operating expenses was attributable to lower stock compensation costs related to the completion of the vesting of restricted stock granted in connection with our April 2010 initial public offering, partially offset by higher other compensation costs. The increase in benefits and claims is primarily due to increases in policy reserves for the non-term life block of business underwritten by our New York subsidiary.
Results for the Nine Months Ended September 30, 2013 and 2012
Total revenues. Total revenues decreased for the nine months ended September 30, 2013 primarily due to the factors noted in the three-month comparison. In addition, the decline in net investment income for the nine months ended September 30, 2013 can be attributed to lower yield on invested assets and a decline in market value of the deposit asset underlying our 10% Reinsurance Agreement driven by the overall rise in interest rates.
Total benefits and expenses. The decrease in benefits and expenses is primarily due to the same factors discussed in the three-month comparison, as well as lower claims on non-term life insurance policies underwritten by our New York subsidiary during the nine months ended September 30, 2013. Also contributing to the year-over-year decrease was lower DAC amortization related to estimate adjustments on the student life block of insurance products recognized in the prior year period, which increased DAC amortization for the nine months ended September 30, 2012.

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
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating and average approximate duration of our fixed-maturity portfolio were as follows:

	September 30, 2013	December 31, 2012
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.0 years	3.9 years
Average book yield of our fixed-maturity portfolio	5.19%	5.32%
The distribution of our investments in fixed-maturity securities by rating follows:

	September 30, 2013		December 31, 2012
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$262,727	17%	$317,104	18%
AA	127,798	8%	132,021	8%
A	371,723	23%	403,029	24%
BBB	743,265	47%	777,719	45%
Below investment grade	85,574	5%	88,422	5%
Not rated	1,439	*	1,049	*
Total	$1,592,526	100%	$1,719,344	100%
____________________

*	Less than 1%

The ten largest holdings within our invested asset portfolio were as follows:

	September 30, 2013
Issuer	Fair value	Cost or amortized cost	Unrealized gain	Credit rating
	(Dollars in thousands)
Government of Canada	$27,607	$26,706	$901	AAA
General Electric Co	26,327	23,495	2,832	AA-
International Business Machines Corp	12,980	12,597	383	AA-
Province of Ontario Canada	11,276	9,981	1,295	AA-
Iberdrola SA	10,515	9,457	1,058	BBB
National Rural Utilities Cooperative	10,305	7,691	2,614	A+
Verizon Communications Inc.	9,334	8,589	745	BBB+
Province of Quebec Canada	8,250	7,235	1,015	A+
Vale SA	7,818	7,098	720	A-
Phillips 66	7,642	6,691	951	BBB
Total – ten largest holdings	$132,054	$119,540	$12,514
Total – fixed-maturity and equity securities	$1,736,297	$1,623,401
Percent of total fixed-maturity and equity securities	8%	7%
For additional information on our invested asset portfolio, see Note 3 (Investments) to our condensed consolidated financial statements.

Liquidity and Capital Resources
Dividends and other payments to us from our subsidiaries are our principal sources of cash. The amount of dividends paid by our subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payment of general operating expenses, the payment of dividends, and the payment of interest on outstanding debt. At September 30, 2013, the Parent Company had cash and invested assets of approximately $53.8 million.
The liquidity requirements of our subsidiaries principally relate to the liabilities associated with their distribution and underwriting of insurance products (including the payment of claims), distribution of investment and savings products, operating expenses, income taxes and the payment of dividends. Historically, our insurance subsidiaries have used cash flow from operations associated with our in force book of term life insurance to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from policyholder premiums, ceded claim recoveries and allowances, and investment income earned on invested assets that support our statutory capital and reserves. We also derive cash inflows from the distribution of investment and savings products and other products. Our principal outflows relate to payments for claims and ceded premiums. The principal cash inflows from investment activities result from repayments of principal and investment income, while the principal outflows relate to purchases of fixed-maturity securities. We typically hold cash sufficient to fund operations, and invest any excess cash.
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
The components of the change in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2013	2012	$
	(In thousands)
Net cash provided by (used in) operating activities	$90,557	$102,670	$(12,113)
Net cash provided by (used in) investing activities	125,177	54,349	70,828
Net cash provided by (used in) financing activities	(179,952)	(108,014)	71,938
Effect of foreign exchange rate changes on cash	(530)	740	(1,270)
Change in cash and cash equivalents	$35,252	$49,745	$(14,493)
Operating Activities. The decrease in operating cash flows was largely driven by timing differences in payments of operating expenses in the nine months ended September 30, 2013 and net proceeds from sales and maturities of trading securities in the prior year period. Partially offsetting this decrease is the impact of timing of payments with reinsurers in our Term Life business.
Investing Activities. The increase in investing cash inflows as compared to the same period a year ago was primarily driven by lower purchases of fixed-maturity securities to accumulate cash to fund 2013 share repurchases. The increase was partially offset by purchases of property and equipment related to the move of our corporate headquarters in 2013.
Financing Activities. The increase in net cash used in financing activities was primarily due to the net proceeds from refinancing our notes payable in the third quarter of 2012. Additionally, quarterly shareholder dividends were higher for the nine months ended September 30, 2013 compared to the prior year period.
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
We were in compliance with the covenants of the Senior Notes at September 30, 2013. No events of default occurred during the nine months ended September 30, 2013.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of September 30, 2013, our debt-to-capital ratio was 23.9%.
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
As of September 30, 2013, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth.
In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk and foreign exchange risk. Primerica Life Canada is in compliance with Canada’s minimum capital requirements as of September 30, 2013, as determined by OSFI.
Short-term Borrowings. We had no short-term borrowings as of or during the nine months ended September 30, 2013.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.
The following supplements and amends the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report"), which are incorporated herein by reference.
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
From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for our sales representatives to obtain their life insurance licenses. The Canadian Insurance Services Regulatory Organizations (“CISRO”) is developing a new harmonized provincial life insurance licensing examination program to be implemented in early 2016 that could significantly increase the cost, time and difficulty for our agents to obtain their life insurance licenses in Canada. If CISRO’s new licensing system is implemented as currently planned, it could ultimately result in a decline in the number of our licensed representatives in Canada and our business could be materially adversely affected.
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
The Company is currently undergoing targeted multi-state treasurer audits by 30 jurisdictions with respect to unclaimed property laws, and Primerica Life and NBLIC are engaged in targeted multi-state market conduct examinations by six jurisdictions with respect to their claims-paying practices. Additionally, Primerica Life is one of many defendants to a suit by the Treasurer of the State of West Virginia alleging violations of the West Virginia unclaimed property act. Other jurisdictions may pursue similar audits examinations and litigation. The potential outcome of such actions is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. We cannot predict with certainty the effect these proceedings may have on the conduct of our business, financial condition and results of operations.
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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica’s Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica’s Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
4.1	Indenture, dated as of July 16, 2012, between Primerica, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated as of July 16, 2012, between Primerica, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.3	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer, John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer.
Filed with the Securities and Exchange Commission as part of this Quarterly Report.
101.INS	XBRL Instance Document(1)	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
101.SCH	XBRL Taxonomy Extension Schema	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
(1) Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

November 7, 2013	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)