Form 10-K
period 2013-12-31
Primerica, Inc.
filed 2014-02-27
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes  ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2013, was $1,991,469,205. The number of shares of the registrant's Common Stock outstanding at February 14, 2014, with $0.01 par value, was 54,966,201.
Documents Incorporated By Reference
Certain information contained in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 21, 2014 is incorporated by reference into Part III hereof.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this report as well as some statements in periodic press releases and some oral statements made by our officials during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect”, “intend”, “plan”, “anticipate”, “estimate”, “believe”, “will be”, “will continue”, “will likely result”, and similar expressions, or future conditional verbs such as “may”, “will”, “should”, “would”, and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors” included herein.
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

ii

PART I
ITEM 1. BUSINESS.
Primerica, Inc. (“Primerica”, “we”, "us" or the "Parent Company") is a leading distributor of financial products to middle income households in the United States and Canada with approximately 95,600 licensed sales representatives at December 31, 2013. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. We insured more than 4.3 million lives and maintained approximately two million investment accounts on behalf of our clients at December 31, 2013. Our distribution model uniquely positions us to reach underserved middle income consumers in a cost effective manner and has proven itself in both favorable and challenging economic environments.
Our mission is to serve middle income families by helping them make informed financial decisions and providing them with a strategy and means to gain financial independence. Our distribution model is designed to:

•
Address our clients' financial needs.    Our sales representatives primarily use our proprietary financial needs analysis tool (“FNA”) and an educational approach to demonstrate how our products can assist clients to provide financial protection for their families, save for their retirement and other needs, and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of our sales representatives. Meetings are generally held in informal, face-to-face settings, usually in the clients' homes.

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
Our Clients
Our clients are generally middle income consumers, which we define as households with $30,000 to $100,000 of annual income. According to the 2012 U.S. Census Bureau Current Population Survey, the latest period for which data is available, approximately 50% of U.S. households fall in this range. We believe that we understand the financial needs of the middle income segment well:

•
They have inadequate or no life insurance coverage.    Individual life insurance sales in the United States declined from 12.5 million policy sales in 1975 to 6.2 million policy sales in 2012, the latest period for which data is available, according to the Life Insurance Marketing and Research Association International, Inc. ("LIMRA"), a

worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle income clients for many years, is generally the best option for them to meet their life insurance needs.

•
They need help saving for retirement and other personal goals.    Middle income families continually find it challenging to save for retirement and other goals. By developing personalized savings programs for our clients using our proprietary FNA and offering a wide range of mutual funds, annuities, managed accounts and segregated fund products sponsored and managed by reputable firms, our sales representatives are well equipped to help clients develop long-term savings plans to address their financial needs.

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

•
Part-time opportunity:    By offering a flexible part-time opportunity, we are able to attract a significant number of recruits who desire to earn supplemental income and generally concentrate on smaller-sized transactions typical of middle income consumers. Our sales representatives distribute our products directly to consumers, and therefore our business opportunity does not require recruits to purchase and resell our products. Our sales representatives are able to join our sales force at minimal expense, and they receive technological support, pre-licensing training and licensing examination preparation programs. Virtually all of our sales representatives begin selling our products on a part-time basis, which enables them to hold jobs while exploring an opportunity with us.

•
Incentive to build distribution: When a sale is made, the selling representative receives a commission, as does the representative who recruited and supervises him or her, which we refer to as override compensation. Override compensation is paid through several levels of the selling representative's recruitment and supervisory organization. This structure motivates existing sales representatives to grow our sales force and provides them with commission income from the sales completed by their recruits.

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

•
Innovative compensation system:    We have developed an innovative system for compensating our independent sales force that is contingent upon product sales. We advance to our sales representatives a significant portion of their insurance commissions upon their submission of an insurance application and the first month's premium payment. In addition to being a source of motivation, this upfront payment provides our sales representatives with immediate cash flow to offset costs associated with originating the business. In addition, monthly production bonuses are paid to RVPs whose downline sales organizations meet certain sales levels. With compensation tied to sales activity, our compensation approach accommodates varying degrees of individual productivity, which allows us to effectively use a large group of part-time sales representatives while providing a variable cost structure. In addition, we incentivize our RVPs with equity compensation on a quarterly basis, which aligns their interests with those of our stockholders.

•
Large, dynamic sales force:    Members of our sales force primarily serve their friends, family members and personal acquaintances through individually driven networking activities. We believe that this warm market approach is an effective way to distribute our products because it facilitates face-to-face interaction initiated by a trusted acquaintance of the prospective client, which is difficult to replicate using other distribution approaches. Due to the large size of our sales force and our active recruiting of new sales representatives, our sales force is able to continually access an expanding base of prospective clients without engaging costly media channels.

•
Motivational culture:    In addition to the motivation for our sales representatives to achieve financial success, we seek to create a culture that inspires and rewards our sales representatives for their personal successes and those of their sales organizations through sales force recognition events and contests. We also use in-house television broadcasts and local, regional and national meetings to inform and teach our sales representatives, as well as facilitate camaraderie and the exchange of ideas across the sales force organization. These initiatives encourage and empower our sales representatives to develop their own successful sales organizations as part of Primerica.

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
While the substantial majority of our sales representatives are part-time, approximately 4,400 sales representatives served as full-time RVPs at December 31, 2013. RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, they are responsible for funding the costs of their administrative staff, marketing materials, travel and training and certain exclusive recognition events for the sales representatives in their respective downline organizations. Field offices provide a location for conducting recruiting meetings, training events and sales-related meetings, disseminating our Internet-streamed TV programming, conducting compliance functions, and housing field office business records.
Our sales-related expenses are largely variable costs that fluctuate with product sales volume. Sales-related expenses consist primarily of sales commissions and incentive programs for our sales representatives, as well as costs associated with information technology, compliance, administrative activities, sales management, and training.
With support provided by our home office staff, RVPs play a major role in training, motivating and monitoring our sales representatives. Because the sales representative's compensation grows with the productivity of his or her downline organization, our distribution model provides financial rewards to sales representatives who successfully develop, support and monitor productive sales representatives. Furthermore, we have developed proprietary tools and technology to enable our RVPs to reduce the time spent on administrative responsibilities associated with their sales organizations so they can devote more time to the sales and recruiting activities that drive our growth. We believe that our tools and technology, coupled with our bonus and equity incentive award programs, further incentivize our sales representatives to become RVPs.
To encourage our most successful RVPs to build large downline sales organizations that generate strong sales volumes, we established the Primerica Ownership Program to provide qualifying RVPs a contractual right, upon meeting certain criteria, to sell their Primerica businesses to another RVP or transfer it to a qualifying family member.
Both the structure of our sales force and the capacity of our support capabilities provide us with a high degree of scalability as we grow our business. Our support systems and technology are capable of supporting a large sales force and a high volume of transactions. In addition, by sharing training and compliance activities with our RVPs, we are able to grow without incurring proportionate overhead expenses.
Recruitment of Sales Representatives
The recruitment of sales representatives is undertaken by our existing sales representatives, who identify prospects and share with them the benefits of associating with our organization. Our sales representatives showcase our organization as dynamic and capable of improving lives by demonstrating the success achieved by the members of our sales force.
After the initial contact, prospective recruits typically are invited to an opportunity meeting, which is conducted by an RVP. The objective of an opportunity meeting is to inform prospective recruits about our mission and their opportunity to join our sales force. At the conclusion of each opportunity meeting, prospective recruits are asked to complete an application and pay a $99 fee to commence their pre-licensing training and licensing examination preparation programs, as well as to cover their licensing exam registration costs, which are provided by the Company generally at no additional charge. Recruits are not obligated to purchase any of our products in order to become sales representatives, though they may elect to purchase our term life insurance to provide financial protection for their families or our investment and savings products to save for their retirement and other needs.
Our sales force is our sole distribution channel for our term life insurance and investment and savings products, and our success depends on the ongoing recruitment, training and licensing of new sales representatives. Recruits may become our clients or provide us with access to their friends, family members and personal acquaintances. As a result, we continually work to improve our systematic approach to recruiting and training new sales representatives so they can obtain the licensing and skills necessary for success.
Similar to other distribution systems that rely upon part-time sales representatives and typical of the life insurance industry in general, we experience wide disparities in the productivity of individual sales representatives. Many new recruits do not get licensed, mainly due to the time commitment required to obtain licenses and various regulatory hurdles. Many of our licensed sales representatives are only marginally active in our business. As a result, we plan for this disparate level of productivity and view a continuous recruiting cycle as a key component of our distribution model. Our distribution model is designed to address the varying productivity associated with part-time sales representatives by paying production-based compensation, emphasizing recruiting, and continuing initiatives to address barriers to licensing new recruits. By providing override commissions to sales representatives on the sales generated by their downline sales organization, our compensation structure aligns the interests of our sales representatives with our interests in recruiting new representatives and creating sustainable sales production.
The following table provides information on new recruits and sales representatives:

	Year ended December 31,
	2013	2012	2011
Number of new recruits	186,251	191,752	244,756
Number of newly insurance-licensed sales representatives	34,155	34,425	33,711
Number of insurance-licensed sales representatives, at period end	95,566	92,373	91,176
Average number of insurance-licensed sales representatives during period	93,086	90,981	91,855
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
Motivation.    Through our proven system of sales force recognition events, contests, and communications, we provide incentives that drive our results. Motivation is driven in part by our sales representatives' belief that they can achieve higher levels of financial success by building their own businesses as Primerica sales representatives. The opportunity to help underserved middle income households address financial challenges is also a significant source of motivation for many of our sales representatives, as well as for our management and home office employees.
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
To help our sales representatives understand that they are part of a larger enterprise than their field office, we conduct numerous local, regional and national meetings. These meetings inform and motivate our sales force. In June 2013, we held our biennial international convention at the Georgia Dome in Atlanta. Approximately 35,000 people attended our biennial international convention at their own expense, which we believe further demonstrates their commitment to our organization and mission.

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
We provide courses, tools and incentives to help new recruits become licensed sales representatives. For example, we offer, generally at no cost to our sales force, a personalized study plan, a variety of review classes, and life insurance study and exam review videos and audios. With a subscription to our secure Internet website, new recruits gain access to an online exam simulator, a tool that uses a student's prior performance to provide simulated exams that focus on individual study needs. We also provide an online interactive tool that provides new recruits with a step-by-step guide to building their Primerica businesses.
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
Communication.    We communicate with our sales force through multiple channels, including:

•
Primerica Online ("POL"), which is our secure Internet website designed to be a support system for our sales force. POL provides sales representatives with access to their Primerica e-mail, bulletins and alerts, business tracking tools and real-time updates on their pending life applications and new recruits. We also use POL to provide real-time recognition of sales representatives' successes and scoreboards for sales force production, contests and trips. In addition, POL is a gateway to our product providers and product support. A substantial majority of our sales representatives subscribe to POL. Subscribers generally pay a $25 monthly fee to subscribe to POL, which helps cover the cost of maintaining this support system.

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

Sales Force Support and Tools
Our information systems and technology are designed to support a sales and distribution model that relies on a large group of predominantly part-time sales representatives and assist them in building their own businesses. We provide our sales representatives with sales tools that allow both new and experienced sales representatives to offer financial information and products to their clients. The most significant of these tools are:

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

•
Our Point-of-Sale Application Tool:    Our web-based, point-of-sale software, TurboApps, is an internally developed system that streamlines the application process for our insurance products. This application populates client information from the FNA to eliminate redundant data collection and provides real-time feedback to eliminate incomplete and illegible applications. Integrated with our paperless field office management system described below and with our home office systems, TurboApps allows our RVPs and us to realize the efficiencies of straight-through-processing of application data and other information collected on our sales representatives' mobile devices, which results in expedited processing of our life insurance product sales. We also leverage the TurboApps concept with our investment partners to process U.S. mutual fund and annuity product sales. We developed web-based versions of TurboApps to take advantage of the proliferation of portable devices and wireless Internet connections, including smartphones, laptop computers and tablets.

•
Virtual Base Shop:    In an effort to ease the administrative burden on RVPs and simplify sales force operations, we make available to RVPs a secure Internet-based paperless field office management system as part of the POL subscription. This virtual office is designed to automate the RVP's administrative responsibilities and can be accessed by all sales representatives in an RVP's immediate downline sales organization, which we refer to as his or her base shop.

•
Other Tools: We utilize proprietary and third-party products, including web-based software and mobile devices and applications, for more efficient application processing, client support, and sales force administration, among other uses. For example, our Primerica App for Android and iOS are broadly used by our sales force for managing contacts, generating client proposals, and receiving and sending communications. In addition to our Primerica App, we continue to develop mobile applications for our web-based software as the use of mobile devices by our sales representatives increases.

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
Our compensation system pays a commission to the representative who sells the product and override commissions to several levels of the selling representative's upline organization. With respect to term life insurance sales, commissions are calculated based on the total first-year premium (excluding policy fee) for all policies and riders up to a maximum premium. To motivate our sales force, we compensate sales representatives for term life insurance product sales as quickly as possible. We advance a majority of the insurance commission upon the submission of a completed application and the first month's premium payment. As the client makes his or her premium payments, the commission is earned by the sales representative and the commission advance is recovered by the Company. If premium payments are not made by the client and the policy terminates, any outstanding advance commission is charged back to the sales representative. The chargeback would equal that portion of the advance that was made, but not earned, by the sales representative because the client did not pay the full premium for the period of time for which the advance was made to the sales representative. Chargebacks, which occur in the normal course of business, may be recovered by reducing any cash amounts otherwise payable to the sales representative.
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
We pay most term life insurance commissions during the first policy year. One of our term riders provides for coverage increases after the first year. For such riders, we pay commissions after the first year only for premium increases related to the increased coverage. Additionally, we pay renewal commissions on some older in-force policies. At the end of the policy durations, we pay compensation for policy continuations and exchanges.
We also pay compensation to our sales force for the sale of mutual funds, annuities, prepaid legal services, the referral of customers seeking auto and home insurance and other financial products. For most mutual funds (non-managed accounts) and annuity products, commissions are paid both on the sale and on the value of assets under management and are calculated based on the dealer reallowance and trail compensation actually paid to us. For managed account mutual fund products, fees earned are based on the total of assets under management and represent a portion of the annual fee we receive as compensation for as long as we retain the account. Prepaid legal services commissions and credit information product commissions are paid in fixed amounts on the sale of the respective product. For auto and homeowners' insurance products, fees are paid for referrals that result in completed applications. We pay our sales representatives in Canada a sales commission on segregated fund sales and a quarterly fee based on clients' asset values. We also pay commissions to our sales force related to certain other financial products, which are calculated based on the type of product sold or referred.
We pay bonuses and other incentive compensation for the sale of certain products. Bonuses are paid to the RVPs or to selected override levels, or both, for achieving specified supervising production levels for the sale of term life insurance, investment and savings products and other distributed products.
In addition to these methods of compensation, we use a quarterly compensation program under which RVPs can earn equity awards based on various supervising production criteria. Effective deployment of these programs allows us to align the interests of our sales force with those of our stockholders.
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
To sell mutual funds and variable annuity products, our U.S. sales representatives must be registered with the Financial Industry Regulatory Authority (“FINRA”) and hold the appropriate license(s) designated by each state in which they sell securities products, as well as be appointed by the annuity underwriter in the states in which they market annuity products. Our representatives must meet all state and regulatory requirements and be designated as an investment advisor representative in order to sell our managed account product.
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
Supervision and Compliance
To ensure compliance with various federal, state, provincial and territorial legal requirements, we and our RVPs share responsibility for maintaining an overall compliance program that involves compliance training and supporting and monitoring the activities of our sales representatives. We work with our RVPs to develop appropriate compliance procedures and systems.
Generally, all RVPs must obtain a principal license (FINRA Series 26 in the United States and Branch Manager license in Canada), and, as a result, they assume supervisory responsibility over the activities of their downline sales organizations. Additional supervision is provided by approximately 490 Offices of Supervisory Jurisdiction (“OSJs”), which are run by select RVPs who receive additional compensation for assuming additional responsibility for supervision and compliance monitoring across all product lines. OSJs are required to periodically inspect our field offices and report to us any compliance issues they observe. Our Field Supervision Department regularly assists the OSJs and communicates compliance requirements to them to ensure they properly discharge their supervisory responsibilities. In addition, our Compliance Department regularly runs surveillance reports designed to monitor the activity of our sales force and investigates any unusual or suspicious activity identified during these reviews or during periodic inspections of our OSJ offices.
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
Our Products
Reflecting our philosophy of helping middle income clients with their financial product needs and ensuring compatibility with our distribution model, our products generally meet the following criteria:

•
Consistent with sound individual finance principles:    Products must be consistent with good personal finance principles for middle income consumers, such as financial protection, minimizing expenses, encouraging long-term savings and reducing debt.

•
Designed to support multiple client goals:    Products are designed to address and support a broad range of financial goals rather than compete with or cannibalize each other. For example, term life insurance does not compete with mutual funds because term life has no cash value or investment element.

•
Ongoing needs based:    Products are designed to meet the ongoing financial needs of many middle income consumers. This long-term approach bolsters our relationship with our clients by allowing us to continue to serve them as their financial needs evolve.

•
Easily understood and sold:    Products must be appropriate for distribution by our sales force, which requires that the application and approval process must be simple to understand and explain, and the likelihood of approval must be sufficiently high to justify the investment of time by our sales representatives.

We use three operating segments to organize, evaluate and manage our business: Term Life Insurance, Investment and Savings Products, and Corporate and Other Distributed Products. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 2 (Segment Information) to our consolidated financial statements included elsewhere in this report for certain financial information regarding our operating segments and the geographic areas in which we operate.

The following table provides information on our principal products and the principal sources thereof by operating segment as of December 31, 2013.

Operating Segment	Principal Products	Principal Sources of Products (Applicable Geographic Territory)
Term Life Insurance	Term Life Insurance	Primerica Life (U.S. (except New York), the
District of Columbia and certain territories)
NBLIC (New York)
Primerica Life Canada (Canada)

Investment and Savings	Mutual Funds and	American Century Investments (U.S.)
Products	Certain Retirement Plans	American Funds (U.S.)
Franklin Templeton (U.S.)
ING Life Insurance and Annuity Company (U.S.)
Invesco (U.S.)
Legg Mason Global Asset Management (U.S.)
Pioneer Investments (U.S.)
AGF Funds (Canada)
Concert™ Funds (Canada)
Mackenzie Investments (Canada)

	Managed Accounts	Lockwood Advisors (U.S.)

	Variable Annuities	Lincoln National Life Insurance Company and
its affiliates (U.S.)
MetLife Investors and its affiliates (U.S.)

	Fixed Indexed Annuities	Lincoln National Life Insurance Company and
its affiliates (U.S.)

	Fixed Annuities	MetLife Investors USA Life Insurance Company and
its affiliates (U.S.)

	Segregated Funds	Primerica Life Canada (Canada)

Corporate and Other	Credit Information Services	Equifax Consumer Services LLC (U.S. and Canada)
Distributed Products

	Long-Term Care	Genworth Life Insurance Company and its
	Insurance	affiliates (U.S.)
Various insurance companies, as offered through
LTCI Partners, LLC (U.S.)

	Prepaid Legal Services	Pre-paid Legal Services, Inc. (U.S. and Canada)

	Supplemental Health	The Edge Benefits Inc. (Canada)
and Accidental Death &
Disability Insurance

	Auto and Homeowners'	Various insurance companies, as offered through
	Insurance(1)	Answer Financial, Inc. (U.S.)

	Debt Resolution Products(1)	Freedom Financial Network, LLC (U.S.)

	Mortgage Loan Referrals(1)	B2B Bank (Canada)

	Student Life Insurance	NBLIC (U.S., except Alaska, Hawaii, Montana, Washington and the District of Columbia)

	Short-Term Disability	NBLIC (New York and New Jersey)
Benefit Insurance
____________________

(1)	Referrals only.

Term Life Insurance Products
Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. In 2012, the latest period for which data is available, we were the largest provider of individual term life insurance in the United States based on the amount of in-force premiums collected, according to LIMRA.
We believe that term life insurance is a better alternative for middle income clients than cash value life insurance. Term life insurance provides a guaranteed death benefit if the insured dies during the fixed coverage period of an in-force policy, thereby providing financial protection for his or her named beneficiaries in return for the periodic payment of premiums. Term insurance products, which are sometimes referred to as pure protection products, have no savings or investment features. By buying term life insurance rather than cash value life insurance, a policyholder initially pays a lower premium and, as a result, would have funds available to invest for retirement and other needs. We also believe that a person's need for life insurance is inversely proportional to that person's need for retirement savings, a concept we refer to as the theory of decreasing responsibility. Young adults with children, new mortgages and other obligations need to buy higher amounts of insurance to protect their family from the loss of future income resulting from the death of a primary bread winner. With its lower initial premium, term life insurance lets young families buy more coverage for their premium dollar when their needs are greatest and still have the ability to have funds for their retirement and other savings goals.
We design our term life insurance products to be easily understood by, and meet the needs of, our clients. Clients purchasing our term life insurance products generally seek stable, longer-term income protection products for themselves and their families. In response to this demand, we offer term life insurance products with level premium coverage periods that range from 10 to 35 years and a wide range of coverage face amounts. Additionally, certain term life insurance policies may be customized through the addition of riders to provide coverage for specific protection needs, such as mortgage and college expense protection. Policies remain in force until the expiration of the coverage period or until the policyholder ceases to make premium payments and terminates the policy. Premiums are guaranteed for policies issued in the United States for the initial term period, up to a maximum of 20 years. After 20 years, we have the right to raise the premium, subject to limits provided for in the applicable policy. In Canada, the amount of the premium is guaranteed for the entire term of the policy.
One of the innovative term life insurance products that we offer is TermNow, which is our rapid issue term life product that provides for face amounts of $250,000 ($300,000 in Canada) and below. TermNow allows a sales representative to take an online application and, with the client’s permission, allows the Company to access databases, including Medical Information Bureau (“MIB”) data in the United States and Canada and prescription drug and motor vehicle records in the United States, as part of the underwriting process. The Company uses this data and the client's responses to application questions to determine any additional underwriting requirements. Results of these processes are reported in real time to our underwriting system, which then decides whether or not to rapidly issue a policy.
The average face amount of our in-force policies issued in 2013 was approximately $246,800. The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2013	2012	2011
Life insurance issued:
Number of policies issued	214,617	222,558	237,535
Face amount issued (in millions)	$67,783	$68,053	$73,146

	December 31,
	2013	2012	2011
Life insurance in force:
Number of policies in force	2,320,824	2,317,679	2,316,131
Face amount in force (in millions)	$674,868	$670,412	$664,955
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

Under our current underwriting guidelines, we individually assess each insurable adult applicant and, in most cases, place such applicant into one of four risk classifications based on current health, medical history and other factors. Each of these four classifications (preferred plus, preferred, non-tobacco and tobacco) has specific health criteria. We may decline an applicant's request for coverage if his or her health or activities create unacceptable risks for us.
Our sales representatives ask applicants a series of yes or no questions regarding the applicant's medical history. We may also consider information about the applicant from third-party sources, such as MIB, prescription drug databases, motor vehicle bureaus and physician statements. If we believe that follow up regarding an applicant's medical history is warranted, we use a third-party provider and its trained personnel to contact the applicant by telephone to obtain a more detailed medical history. The report resulting from this tele-underwriting process is electronically transmitted to us and is evaluated in our underwriting process.
To accommodate the significant volume of insurance business that we process, we and our sales force use technology to make our operations more efficient. We provide a web-based life insurance application that supports TermNow and other term life insurance products. Approximately 90% of the life insurance applications we received in 2013 were submitted electronically. Our web-based life insurance application ensures that the application is submitted error-free, collects the applicant's electronic signatures and populates the RVP's sales log. For paper applications, we use our proprietary review and screening system to automatically screen that an application meets regulatory and other requirements, as well as alert our application processing staff to any deficiencies with the application. If any deficiencies are noted, our application processing staff telephones the sales representative to obtain the necessary information. Once an application is complete, the pertinent application data is uploaded to our life insurance administrative systems, which manage the underwriting process by electronically analyzing data, recommending underwriting decisions, and communicating with the sales representative and third-party providers.
Claims Management.    Our insurance subsidiaries processed over 14,000 life insurance benefit claims in 2013 on policies underwritten by us and sold by our sales representatives. These claims fall into three categories: death, waiver of premium (applicable to disabled policyholders who purchased a rider pursuant to which Primerica agrees to waive remaining life insurance premiums during a qualifying disability), or terminal illness. The claim may be reported by our sales representative, a beneficiary or, in the case of terminal illness, the policyholder. Following are the benefits paid by us for each category of claim:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Death	$1,104,123	$1,040,507	$993,396
Waiver of premium	31,786	28,665	25,836
Terminal illness(1)	11,765	7,819	9,654
____________________

(1)	We consider claims paid for terminal illness to be loans made to the beneficiary that are repaid to us upon death of the beneficiary from the death benefit.
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
Since 2011, Primerica Life, a Massachusetts domestic insurer, has regularly consulted the Social Security Administration’s Death Master File (“Death Master File”) in accordance with Massachusetts Division of Insurance (“Massachusetts DOI”) best practices, and NBLIC, a New York domestic insurer, has regularly consulted the Death Master File in accordance with New York State insurance requirements, to identify potential deceased policyholders for whom claims have not been presented in the normal course of business. If unreported deaths are identified, Primerica Life and NBLIC attempt to determine if a valid claim exists, to locate beneficiaries, and to pay benefits accordingly. Prior to 2011, the Company did not use the Death Master File in any aspect of its business.

Reinsurance.    We use reinsurance primarily to reduce the volatility risk with respect to mortality. Since 1994, we have reinsured death benefits in the United States on a first dollar quota share yearly renewable term (“YRT”) basis. We pay premiums to each reinsurer based on rates in the applicable agreement.
We generally reinsure 90% of all U.S. insurance policies that we underwrite, excluding coverage under certain riders, and, for all risks in excess of $4.0 million per life of coverage, we reinsure on a case-by-case basis. With respect to our Canadian insurance policies, we previously utilized reinsurance arrangements pursuant to which we reinsured only face amounts above $500,000 per life on an excess loss YRT basis, and, for all risk in excess of $2.0 million per life, we reinsured on a case-by-case basis. In 2012, we began a YRT reinsurance arrangement in Canada similar to our U.S. program that reinsures 80% of the face amount for every policy sold. We also reinsure substandard cases on a facultative basis to capitalize on the extensive experience some of our reinsurers have with substandard cases. A substandard case has a level of risk that is acceptable to us, but at higher premium rates than a standard case because of the health, habits or occupation of the applicant.
While our reinsurance agreements have indefinite terms, both we and our reinsurers are entitled to discontinue any reinsurance agreement as to future policies by giving advance notice of 90 days to the other. Each reinsurer's ability to terminate coverage for existing policies is limited to circumstances such as a material breach of contract or nonpayment of premiums by us. Each reinsurer has the right to increase rates with certain restrictions. If a reinsurer increases rates, we have the right to immediately recapture the business. Either party may offset any balance due from the other party. For additional information on our reinsurance, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 5 (Reinsurance) to our consolidated financial statements included elsewhere in this report.
Financial Strength Ratings.    Ratings with respect to financial strength are an important factor in establishing our competitive position and maintaining public confidence in us and our ability to market our products. Ratings organizations review the financial performance and condition of most insurers and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Ratings."
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
Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and our licensed sales representatives, we distribute and sell to our clients mutual funds, managed accounts, variable and fixed annuities, fixed indexed annuities and segregated funds. As of December 31, 2013, approximately 21,800 of our sales representatives were licensed to distribute mutual funds in the United States and Canada. As of December 31, 2013, approximately 11,400 of our sales representatives were licensed and appointed to distribute variable and fixed annuities in the United States and approximately 9,900 of our sales representatives were licensed to sell segregated funds in Canada.
Mutual Funds.    In the United States, our licensed sales representatives primarily distribute mutual funds from the following select asset management firms: American Century Investments, American Funds, Franklin Templeton, Invesco, Legg Mason and Pioneer. We have selling agreements with each of these fund companies and a number of other fund companies. These firms have diversified product offerings, including domestic and international stock, bond and money market funds. Each firm has individual funds with long track records and each continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We believe these asset management firms provide funds that meet the investment needs of our clients.
During 2013, four of these fund families (Legg Mason, Invesco, American Funds and Franklin Templeton) accounted for approximately 94% of our mutual fund sales in the United States. Legg Mason and Invesco each have large wholesaling teams that support our sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will. Each of these agreements authorizes us to receive purchase orders for shares of mutual funds or similar investments underwritten by the fund company and to sell and distribute the shares on behalf of the fund company. All purchase orders are subject to acceptance or rejection by the relevant fund company in its sole discretion. Purchase orders received by the fund company from us are accepted only at the then-applicable public offering price for the shares ordered (the net asset value of the shares plus any applicable sales charge).
In Canada, our sales representatives offer Primerica-branded Concert™ Series funds, which accounted for approximately 37% of our Canadian mutual fund product sales in 2013. Our Concert™ Series of funds consist of six different asset allocation funds with varying investment objectives ranging from fixed income to aggressive growth. Each Concert™ Series fund is a fund of funds that allocates fund assets among equity and income mutual funds of AGF Funds, a major asset management firm in Canada. The asset allocation within each Concert™ Series fund is determined on a contract basis by Legg Mason. The principal non-proprietary funds that we offer our clients in Canada are funds of AGF Funds and Mackenzie Investments. Sales of these non-proprietary funds accounted for approximately 43% of mutual fund product sales in Canada in 2013. Like our U.S. fund family list, the asset management partners we have chosen in Canada have a diversified offering of stock, bond and money market funds, including domestic and international funds with a variety of investment styles.
A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment account by bank draft against their checking accounts. As of December 31, 2013, qualified retirement plans accounted for 73% of client account assets in the United States and 78% of client account assets in Canada. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.
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
Variable Annuities.    Our U.S. licensed sales representatives also distribute variable annuities underwritten and provided by MetLife and Lincoln National Life Insurance Company and its affiliates ("Lincoln National"). Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). These companies bear the insurance risk on the variable annuities that we distribute.
We are a party to a selling agreement with MetLife, which, among certain other rights, gave it the right to supply us with certain annuity and other insurance products on an exclusive basis until July 2013 and on a non-exclusive basis until July 2015. With the expiration of the exclusivity provision, we are able to enter into selling arrangements with other underwriters and have done so with Lincoln National.
Segregated Funds.    In Canada, we offer segregated fund products, which are branded as our Common Sense FundsTM, that have some of the characteristics of our variable annuity products distributed in the United States. Our Common Sense FundsTM are underwritten by Primerica Life Canada and offer our clients the ability to participate in a diversified managed investment program that can be opened for as little as C$25. While the assets and corresponding liability (reserves) are recognized on our Consolidated Balance Sheets, the assets are held in trust for the benefit of the segregated fund contract owners and are not commingled with the general assets of the Company.
The investment objective of segregated funds is long-term capital appreciation combined with some guarantee of principal. Unlike mutual funds, our segregated fund product guarantees clients at least 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or at the segregated fund's maturity date, which is selected by the client. The portfolio consists of both equities and bonds with the equity component consisting of a pool of large cap Canadian equities and the bond component consisting of Canadian federal government zero coupon treasuries. The portion of the segregated fund portfolio allocated to zero coupon treasuries are held in sufficient quantity to satisfy the guarantees payable at the maturity date of the segregated fund. As a result, our potential loss exposure is very low as it comes from the guarantees payable upon the death of the client prior to the maturity date. With the guarantee level at 75% and in light of the time until the scheduled maturity of our segregated funds contracts, we currently do not believe it is necessary to allocate any corporate capital as reserves for segregated fund contract benefits.
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
Fixed Indexed Annuities.    We offer fixed indexed annuity products through Lincoln National. These products combine safety of principal and guaranteed rates of return with additional investment options tied to the S&P 500 Index that allow for returns that may move higher or lower based on the performance of the index.  During 2013, we launched a proprietary fixed indexed annuity product underwritten by Lincoln National that includes an integrated income rider, which is tailored for income-oriented clients due to periodic increases in the guaranteed rate of return. We believe these and other fixed annuity products give both our life and securities representatives more ways to assist our clients with their retirement planning needs.
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
Investment and Savings Products Revenue.    In the United States, we earn revenue from our investment and savings products business in three ways: commissions earned on the sale of such products; fees earned based upon client asset values; and account-based revenue. On the sale of mutual funds (non-managed accounts) and annuities, we earn a dealer reallowance or commission on new purchases as well as trail commissions on the assets held in our clients' accounts. We also receive marketing and support fees from most of our fund providers. These payments are typically a percentage of sales or a percentage of the clients' total asset values, or a combination of both.
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
In Canada, we earn revenue from the sales of our investment and savings products in two ways: commissions (or dealer reallowance) on mutual fund sales and fees paid based upon clients' asset values (mutual fund trail commissions and asset management fees from segregated funds and Concert™ Series funds). On the sale of segregated funds, we earn a fee based on total asset value.
Other Distributed Products
We offer other products, including prepaid legal services, auto and homeowners' insurance referrals, credit information products, long-term care insurance, and debt resolution referrals. In Canada, we also offer mortgage loan referrals and insurance offerings for small businesses. While many of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.
We offer our U.S. and Canadian clients a Primerica-branded prepaid legal services program on a subscription basis that is underwritten and provided by Pre-paid Legal Services, Inc. The prepaid legal services program offers a network of attorneys in each state, province or territory to assist subscribers with legal matters such as drafting wills, living wills and powers of attorney, trial defense and motor vehicle-related matters. We receive a commission based on our sales of these subscriptions.
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
We offer our credit information products in the United States and Canada. Credit information products allow clients to access their credit score and other personal credit information. Clients also have the capability of creating a simple-to-understand plan for paying off their debts with information from their credit file. Our credit information products are co-branded with and supported by a subsidiary of Equifax Inc.
We have an arrangement with LTCI Partners, LLC (“LTCI Partners”), an independent brokerage general agency specializing in long-term care insurance, whereby our U.S. sales representatives refer clients to LTCI Partners to receive a long-term care insurance quote. Many of these policies are underwritten and provided by Genworth Life Insurance Company and its affiliates and some by various other insurance providers. We receive commissions based on the annualized premium of placed and taken policies.
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
In Canada, we have a referral program for mortgage loan products offered by a third party lender, B2B Bank. Due to regulatory requirements, our sales representatives in Canada only refer clients to the lender and are not involved in the loan application and closing process.
In Canada, we offer insurance products, including supplemental medical and dental, accidental death, and disability, to small businesses. These insurance products are underwritten and provided by The Edge Benefits Inc. and its affiliates. We receive a commission based on our sales of these policies and any subsequent renewals.
We also offer student life and, through 2013, short-term disability benefit insurance, which we underwrite through our New York insurance subsidiary, NBLIC. These products are distributed solely by outside third parties. During the first quarter of 2014, NBLIC sold its short-term disability benefit business to AmTrust North America, Inc. In 2014, NBLIC will also cease the marketing and underwriting of new student life insurance policies but will continue to administer the existing block of student life business.
Regulation
Our operations are subject to extensive laws and governmental regulations, including administrative determinations, court decisions and similar constraints. The purpose of the laws and regulations affecting our operations is primarily to protect our clients and other consumers. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.
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
The following table sets forth the statutory value of cash and securities dividends paid or payable by our insurance subsidiaries:

	Cash and Securities Dividends Paid or Payable
	Year ended December 31,
	2013	2012	2011
	(in thousands)
Primerica Life	$150,000	$150,000	$200,000
Primerica Life Canada	14,387	15,100	—
For additional information on dividend capacity and restrictions, see Note 14 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.
Policy and Contract Reserve Sufficiency Analysis.    Under the laws and regulations of their jurisdictions of domicile, our U.S. insurance subsidiaries are required to conduct annual analyses of the sufficiency of their life insurance statutory reserves. In addition, other U.S. jurisdictions in which our U.S. subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Our U.S. insurance subsidiaries most recently submitted these opinions without qualification as of December 31, 2013 to applicable insurance regulatory authorities.
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
The NAIC has established risk-based capital (“RBC”) standards for U.S. life insurance companies, as well as a model act to be applied at the state level. The model act provides that life insurance companies must submit an annual RBC report to state regulators reporting their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. If an insurer's RBC falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2013, Primerica Life had statutory capital and surplus in excess of the applicable regulatory thresholds.
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
In Canada, OSFI oversees an insurer's minimum capital requirement and determines the sum of capital requirements for five categories of risk: asset default risk, mortality/morbidity/lapse risks, changes in interest rate environment risk, segregated funds risk and foreign exchange risk. As of December 31, 2013, Primerica Life Canada had statutory capital in excess of the applicable regulatory thresholds.
NAIC Pronouncements and Reviews. The NAIC promulgates model insurance laws and regulations for adoption by the states in order to standardize insurance industry accounting and reporting guidance. Although many state regulations emanate from NAIC model statutes and pronouncements, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Certain changes to NAIC model statutes and pronouncements, particularly as they affect accounting issues, may take effect automatically without affirmative action by a given state. With respect to some financial regulations and guidelines, non-domiciliary states sometimes defer to the interpretation of the insurance department of the state of domicile. However, neither the action of the domiciliary state nor the action of the NAIC is binding on a non-domiciliary state. Accordingly, a non-domiciliary state could choose to follow a different interpretation.
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
Additional Oversight in Canada. The Minister of Finance (Canada) under the Insurance Companies Act (Canada) approved our indirect acquisition of Primerica Life Canada in April 2010. The Minister expects that a person controlling a federal insurance company will provide ongoing financial, managerial or operational support to its subsidiary should such support prove necessary. The Minister required us to sign a support principle letter, which provides, without limiting the scope of the support principle letter, that this ongoing support may take the form of additional capital, the provision of managerial expertise or the provision of support in such areas as risk management, internal control systems and training. The provision of the support principle letter is intended to ensure that the person controlling the federal insurance company is aware of the importance and relevance of the support principle in the consideration of the application. However, the letter does not create a legal obligation on our part to provide the support.
Our Canadian insurance subsidiary is currently in compliance with the terms of the support principle letter.
Regulation of Our Investment and Savings Products Business
PFS Investments is registered with, and regulated by, FINRA and the Securities and Exchange Commission ("SEC"). It is subject to regulation by the Municipal Securities Rulemaking Board (the “MSRB”) with respect to 529 plans, by the Department of Labor ("DOL") with respect to certain retirement plans, and by state securities agencies. PFS Investments operates as an introducing broker-dealer and is registered in all 50 states and with the SEC. As such, it performs the suitability review of investment recommendations in accordance with FINRA requirements, but it does not hold client accounts. U.S. client funds are held by the mutual fund in which such client funds are invested or by the annuity underwriters in the case of variable annuities.
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
In October 2010, the DOL published a proposed rule (the “DOL Proposed Rule”) that would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of Internal Revenue Code Section 4975 ("IRC Section 4975"). Under IRC Section 4975, certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs, may be prohibited. In September 2011, the DOL withdrew the DOL Proposed Rule, but has indicated that it will re-propose a similar fiduciary rule in 2014. If PFS Investments and its securities-licensed representatives are deemed to be fiduciaries under a rule similar to the DOL Proposed Rule, our ability to receive and retain certain types of compensation paid by third parties with respect to both new and existing assets in qualified accounts could be significantly limited. Due to the uncertainty of present facts and circumstances, we currently are unable to determine the impact, if any, on our business, financial position or results of operations. For more information, see “Risk Factors.”
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

PFS Investments is an SEC-registered investment advisor and, under the name Primerica Advisors, offers a managed accounts, or mutual fund advisory, program. In most states, our representatives are required to obtain an additional license to offer this program.
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
PFSL Investments Canada sales representatives are required to be registered in the provinces and territories in which they do business, including regulation by the Autorité des marchés financiers in Quebec, and are also subject to regulation by the MFDA. These regulators have broad administrative powers, including the power to limit or restrict the conduct of our business and impose censures or fines for failure to comply with the law or regulations.
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
Segment Financial and Geographic Disclosures
We have two primary operating segments — Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes mutual funds and annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to the distribution of non-core products.
See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 2 (Segment Information) to our consolidated financial statements for more information concerning our domestic and international operations and our operating segments.
For information on risks relating to our Canadian operations, see "Risk Factors" and "Quantitative and Qualitative Information About Market Risks – Canadian Currency Risk."

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
In offering our securities products, our sales representatives compete with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisors, mutual fund companies and other direct distributors. The mutual funds that we offer face competition from other mutual fund families and alternative investment products, such as exchange-traded funds. Our annuity products compete with products from numerous other companies. Competitive factors affecting the sale of annuity products include price, product features, investment performance, commission structure, perceived financial strength, claims-paying ratings, service and distribution capabilities.
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
Employees
As of December 31, 2013, we had 1,775 full-time employees in the United States and 220 full-time employees in Canada. In addition, as of December 31, 2013, we had 535 on-call employees in the United States and 75 on-call employees in Canada who provided services on an as-needed hourly basis. None of our employees is a member of any labor union, and we have never experienced any business interruption as a result of any labor disputes.
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

ITEM 1A. RISK FACTORS.

Risks Related to Our Distribution Structure
Our failure to continue to attract new recruits, retain sales representatives or license or maintain the licensing of our sales representatives would materially adversely affect our business, financial condition and results of operations.
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
Furthermore, if we or any other businesses with a similar distribution structure engage in practices resulting in increased negative public attention for our business model, the resulting reputational challenges could adversely affect our ability to attract new recruits. Companies such as ours that use independent agents to sell directly to customers can be the subject of negative commentary on website postings, social media and other non-traditional media. This negative commentary can spread inaccurate or incomplete information about distribution companies in general or our company in particular, which can make our recruiting more difficult.
From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for our sales representatives to obtain their life insurance licenses. The Canadian Insurance Services Regulatory Organizations (“CISRO”) is developing a new unified provincial life insurance licensing examination program to be implemented in early 2016 that could significantly increase the cost, time and difficulty for our agents to obtain their life insurance licenses in Canada. If CISRO’s new licensing system is implemented as currently described, it could ultimately result in a decline in the number of our licensed representatives in Canada and our business could be materially adversely affected.
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
There are various laws and regulations that prohibit fraudulent or deceptive schemes known as pyramid schemes. In general, a pyramid scheme is defined as an arrangement in which new participants are required to pay a fee to participate in the organization and then receive compensation primarily for recruiting other persons to participate, either directly or through sales of goods or services that are merely disguised payments for recruiting others. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities. Our sales representatives are paid commissions based on sales of our products and services to bona fide purchasers, and for this and other reasons we do not believe that we are subject to laws regulating pyramid schemes. Moreover, our sales representatives are not required to purchase any of the products marketed by us. However, even though we believe that our distribution practices are currently in compliance with, or exempt from, these laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change, which may require us to cease our operations in certain jurisdictions or result in other costs or fines.
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
Regulators could adopt laws or interpret existing laws in a way that would require retroactive changes to our business, accounting practices, or redundant reserve financing structure. Any such retroactive changes could have a material adverse effect on our business, financial condition and results of operations.
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
The classification of workers as independent contractors has been the subject of federal legislative and regulatory interest over the last several years, with proposals being made that call for greater scrutiny of independent contractor classifications and greater penalties for companies who wrongly classify workers as independent contractors instead of employees. Thus far, none of these proposals has been enacted by the federal government. In 2012, the DOL reiterated its intention first communicated in 2010 to gather information and pursue rulemaking under the Fair Labor Standards Act referred to as “Right to Know”. If rules are adopted, companies such as Primerica that utilize independent contractors may be required to give each potential independent contractor information about that status, including how the classification was determined, an individual's rights to challenge his or her classification and disclosures of all of the possible downsides (such as lack of benefits and lack of pay protections under the Fair Labor Standards Act) of being categorized as an independent contractor. Several states are considering similar efforts. We cannot predict the outcome of these legislative and regulatory efforts, but we expect the topic of independent contractor classification to remain active.
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
The Company or its independent sales representatives' violation of, or non-compliance with, laws and regulations and the related claims and proceedings could expose us to material liabilities.
Extensive federal, state, provincial and territorial laws regulate our products and our relationships with our clients, imposing certain requirements that our sales representatives must follow. At any given time, we may have pending state, federal or provincial examinations or inquiries of our investment and savings products and insurance businesses. In addition to imposing requirements that sales representatives must follow in their dealings with clients, these laws and regulations generally require us to maintain a system of supervision to attempt to ensure that our sales representatives comply with the requirements to which they are subject. We have developed policies and procedures to comply with these laws and regulations. However, despite these compliance and supervisory efforts, the breadth of our operations and the broad regulatory requirements could result in oversight failures and instances of non-compliance or misconduct on the part of our sales representatives.
From time to time, we are subject to private litigation as a result of alleged misconduct by our sales representatives. Examples include claims that a sales representative's failure to disclose underwriting-related information regarding the insured on an insurance application resulted in the denial of a life insurance policy claim, and with respect to investment and savings products sales, errors or omissions that a sales representative made in connection with an account. In addition to the potential for non-compliance with laws or misconduct applicable to our existing product offerings, we could experience similar regulatory issues or litigation with respect to new products. Non-compliance or misconduct by our sales representatives could result in adverse findings in either examinations or litigation and could subject us to sanctions, monetary liabilities, restrictions on or the loss of the operation of our business, claims against us or reputational harm, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our assumptions and estimates regarding mortality and persistency require us to make numerous judgments and, therefore, are inherently uncertain. We cannot determine with precision the actual persistency or ultimate amounts that we will pay for actual claim payments on a block of policies, the timing of those payments, or whether the assets supporting these contingent future payment obligations will increase to the levels we estimate before payment of claims. If we conclude that our future policy benefit reserves, together with future premiums, are insufficient to cover actual or expected claims payments and the scheduled amortization of our deferred policy acquisition costs ("DAC") assets, we would be required to first accelerate our amortization of the DAC assets and then increase our future policy benefit reserves and incur income statement charges for the period in which we make the determination, which could materially adversely affect our business, financial condition and results of operations.
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
The U.S. Congress continues to examine the current condition of U.S. state-based insurance regulation to determine whether to impose federal regulation and to allow optional federal insurance company incorporation. The Dodd-Frank Act created the Federal Insurance Office and authorized it to, among other things, study methods to modernize and improve insurance regulation, including uniformity and the feasibility of federal regulation. We cannot predict with certainty whether, or in what form, reforms will be enacted and, if so, whether the enacted reforms will materially affect our business. Changes in federal statutes, including the Gramm-Leach-Bliley Act and the McCarran-Ferguson Act, financial services regulation and federal taxation, in addition to changes to state statutes and regulations, may be more restrictive than current requirements or may result in higher costs, and could materially adversely affect our business, financial condition and results of operations.
We are currently undergoing targeted multi-state treasurer audits with respect to unclaimed property laws, and Primerica Life and NBLIC are engaged in targeted multi-state market conduct examinations with respect to their claims-paying practices. The Treasurer of the State of West Virginia brought a suit against Primerica Life and other insurance companies alleging violations of the West Virginia unclaimed property act. The suit was dismissed, and the Treasurer has appealed. Other jurisdictions may pursue similar audits examinations and litigation. The potential outcome of such actions is difficult to predict but could subject us to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. We cannot predict with certainty the effect these proceedings may have on the conduct of our business, financial condition and results of operations.
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
We received approval from the Minister of Finance (Canada) under the Insurance Companies Act (Canada) in connection with our indirect acquisition of Primerica Life Canada. The Minister expects that a person controlling a federal insurance company will provide ongoing financial, managerial or operational support to its subsidiary should such support prove necessary, and has required us to sign a support principle letter to that effect. This ongoing support may take the form of additional capital, the provision of managerial expertise or the provision of support in such areas as risk management, internal control systems and training. However, the letter does not create a legal obligation on the part of the person to provide the support. In the event that OSFI determines Primerica Life Canada is not receiving adequate support from the Parent under applicable Canadian law, Primerica Life Canada may be subject to increased capital requirements or other requirements deemed appropriate by OSFI.
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
From time to time, management considers methods for the deployment of capital, including through the use of redundant reserve financing transactions. Certain state regulators, as well as the NAIC, have been reviewing the use of captive insurance companies for the purpose of redundant reserve financing transactions, and it is uncertain whether state regulators will continue to approve such transactions going forward. Management currently intends to pursue a redundant reserve financing transaction for Primerica Life in 2014. However, there is a possibility that state regulators will not approve such a transaction and, as a result, Primerica Life may not be able to redeploy capital to the Parent Company through reserve financing transactions.
A ratings downgrade by a ratings organization could materially adversely affect our business, financial condition and results of operations.
Each of our insurance subsidiaries, with the exception of Peach Re, has been assigned a financial strength rating by A.M. Best. Primerica Life currently also has an insurer financial strength rating from Standard & Poor's and Moody's. NBLIC, Primerica Life Canada, and Peach Re are not rated by Standard & Poor's and Moody's.
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
Ratings organizations review the financial performance and financial conditions of insurance companies, and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders. A downgrade in the financial strength ratings of any of our insurance subsidiaries, or the announced potential for a downgrade, could have a material adverse effect on our business, financial condition and results of operations by, among other things:

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
Immediately prior to the IPO, we entered into four coinsurance agreements with three reinsurer affiliates of Citigroup pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our current third-party reinsurance agreements remain in place. The largest of these transactions involved two coinsurance agreements between Primerica Life and Prime Reinsurance Company, Inc. ("Prime Re"), then a wholly owned subsidiary of Primerica Life. Pursuant to these reinsurance agreements, we distributed to Citigroup all of the issued and outstanding common stock of Prime Re. Prime Re was formed solely for the purpose of entering into these reinsurance transactions, had no operating history at the time the coinsurance agreements were executed and does not possess a financial strength rating from any rating agency. The other transactions were between (i) Primerica Life Canada and Financial Reassurance Company 2010 Ltd., a Bermuda reinsurer and wholly owned subsidiary of Citigroup, formed to operate solely for the purpose of reinsuring Citigroup-related risks and (ii) NBLIC and American Health and Life Insurance Company (“AHL”), a wholly owned insurance subsidiary of Citigroup that is rated by A.M. Best. Each of the three reinsurers entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the reinsurer placed assets (primarily treasury and fixed-income securities) in trust for such subsidiary's benefit to secure the reinsurer's obligations to such subsidiary. Each such coinsurance agreement requires each reinsurer to maintain assets in trust sufficient to give the subsidiary full credit for regulatory purposes for the insurance, which amount will not be less than the amount of the reserves for the reinsured liabilities. In addition, in the case of the reinsurance transactions between Prime Re and Primerica Life, Citigroup has agreed in a capital maintenance agreement to maintain Prime Re's RBC above a specified minimum level, subject to a maximum amount being contributed by Citigroup. In the case of the reinsurance transaction between NBLIC and AHL, Citigroup has agreed to over-collateralize the assets in the trust for NBLIC for the life of the coinsurance agreement between NBLIC and AHL. Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement with the Citigroup affiliates subject to any applicable cure periods. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.
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

Risks Related to Our Investments and Savings Products Business
Our investment and savings products segment is heavily dependent on mutual fund and annuity products offered by a relatively small number of companies, and, if these products fail to remain competitive with other investment options or we lose our relationship with one or more of these fund companies or with the source of our annuity products, our business, financial condition and results of operations may be materially adversely affected.
We earn a significant portion of our earnings through our relationships with a small group of mutual fund and annuity companies. A decision by one or more of these companies to alter or discontinue their current arrangements with us could materially adversely affect our business, financial condition and results of operations. In addition, if any of our investment and savings products fail to achieve satisfactory investment performance, our clients may seek higher yielding alternative investment products, and we could experience higher redemption rates.
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
The Company or its securities-licensed sales representatives' violations of, or non-compliance with, laws and regulations could expose us to material liabilities.
Our subsidiary broker-dealer and registered investment advisor, PFS Investments, is subject to federal and state regulation of its securities business. These regulations cover sales practices, trade suitability, supervision of registered representatives, recordkeeping, the conduct and qualification of officers and employees, the rules and regulations of the MSRB and state blue sky regulation. Investment advisory representatives are generally held to a higher standard of conduct than registered representatives. Our subsidiary, PSS, is a registered transfer agent engaged in the recordkeeping business and is subject to SEC regulation. Violations of laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts which improperly performs its task, could subject us to disciplinary actions and could result in the imposition of cease and desist orders, fines or censures, restitution to clients, disciplinary actions (including the potential suspension or revocation of its license by the SEC, or the suspension or expulsion from FINRA), and reputational damage, any of which could materially adversely affect our business, financial condition and results of operations.
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
Our U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer, and our U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by FINRA. These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. In January 2011 under the authority of the Dodd-Frank Act, which gives the SEC the power to impose on broker-dealers a heightened standard of conduct that is currently applicable only to investment advisers, the SEC staff submitted a report to Congress in which it recommended that the SEC adopt a fiduciary standard of conduct for broker-dealers that is uniform with that of investment advisors. The SEC has slated the rule on its regulatory agenda for “long-term action” without a specific timetable.
In October 2010, the DOL published the DOL Proposed Rule, which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of IRC Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs. In September 2011, the DOL withdrew the DOL Proposed Rule. The DOL has indicated that it will re-propose a similar fiduciary rule in 2014. If PFS Investments and its securities-licensed representatives are deemed to be fiduciaries under a rule similar to the DOL Proposed Rule, our ability to receive and retain certain types of compensation paid by third parties with respect to both new and existing assets in qualified accounts could be significantly limited.
IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2013. Thus, if a fiduciary rule similar to the DOL Proposed Rule is re-proposed and adopted, we would expect to substantially restructure our current business model for qualified accounts. Such restructuring could make it significantly more difficult for us and our sales representatives to profitably serve the middle-income market and could result in a significant reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed sales representatives. Furthermore, our licensed representatives could be required to obtain additional securities licenses, which they may not be willing or able to obtain.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. U.S. GAAP continues to evolve and, as a result, may change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the Financial Accounting Standards Board's ("FASB") current insurance contracts accounting project could, among other things, significantly change the way we measure insurance liabilities on our Consolidated Balance Sheets and the way we present earnings on our statement of income. This project, in addition to other projects such as the FASB’s financial instruments accounting project, could adversely impact both our financial condition and results of operations as reported on a U.S. GAAP basis as well as our statutory capital calculations.
The effects of economic down cycles in the United States and Canada could materially adversely affect our business, financial condition and results of operations.
Our business, financial condition and results of operations have been materially adversely affected by economic downturns in the United States and Canada. Economic downturns, which are often characterized by higher unemployment, lower family income, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending, have adversely affected the demand for the term life insurance, investment and other financial products that we sell. Future economic down cycles could severely adversely affect new sales and cause clients to liquidate mutual funds and other investments sold by our sales representatives. This could cause a decrease in the asset value of client accounts, reduce our trailing commission revenues and result in other-than-temporary-impairments in our invested asset portfolio. In addition, we may experience an elevated incidence of lapses or surrenders of insurance policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Further, volatility in equity markets or downturns could discourage purchases of the investment products that we distribute and could have a materially adverse effect on our business, including our ability to recruit and retain sales representatives.
We are subject to various federal laws and regulations in the United States and Canada, changes in which or violations of which may require us to alter our business practices and could materially adversely affect our business, financial condition and results of operations.
In the United States, we are subject to many regulations, including the Gramm-Leach-Bliley Act and its implementing regulations, including Regulation S-P, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Foreign Corrupt Practices Act, the Sarbanes-Oxley Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Telephone Consumer Protection Act, the FTC Act, and the Electronic Funds Transfer Act. We are also subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the Patriot Act, which requires us to develop and implement customer identification and risk-based anti-money laundering programs, report suspicious activity and maintain certain records. Further, we are required to follow certain economic and trade sanctions programs that are administered by the Office of Foreign Asset Control that prohibit or restrict transactions with suspected countries, their governments, and in certain circumstances, their nationals.
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
In addition, we are subject to litigation arising out of our general business activities. For example, we have a large sales force, and we could face claims by some of our sales representatives arising out of their relationship with us. In particular, the memorandum of understanding that we signed in connection with the Florida Retirement System matters may not result in resolution with the claimants. In such event, the pending litigation with the existing claimants would continue, and, in any event, new claimants may emerge. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state, provincial and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.
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
The current legislative and regulatory climate with regard to financial services may adversely affect our business, financial condition, and results of operations.
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

The inability of our subsidiaries to pay dividends or make distributions or other payments to us in sufficient amounts would impede our ability to meet our obligations and return capital to our stockholders.
We are a holding company, and we have no significant operations. Our primary asset is the capital stock of our subsidiaries and our primary liability is our senior unsecured notes. We rely primarily on dividends and other payments from our subsidiaries to meet our operating costs, other corporate expenses, senior unsecured notes obligations, as well as to return capital to our stockholders. The ability of our subsidiaries to pay dividends to us depends on their earnings, covenants contained in existing and future financing or other agreements and on regulatory restrictions. The ability of our insurance subsidiaries to pay dividends will further depend on their statutory income and surplus. If the cash we receive from our subsidiaries pursuant to dividend payments and tax sharing arrangements is insufficient for us to fund our obligations or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, given the historic volatility in the capital markets, there is no assurance that we would be able to raise cash by these means.
The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on their ability to pay dividends to us. In the United States, these restrictions are based, in part, on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. In Canada, dividends can be paid, subject to the paying insurance company continuing to meet the regulatory requirements for capital adequacy and liquidity and upon 15 days' minimum notice to OSFI. No assurance is given that more stringent restrictions will not be adopted from time to time by jurisdictions in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to us by our subsidiaries without prior approval by regulatory authorities. In addition, in the future, we may become subject to debt covenants or other agreements that limit our ability to return capital to our stockholders. The ability of our insurance subsidiaries to pay dividends to us is also limited by our need to maintain the financial strength ratings assigned to us by the ratings agencies.
If any of our subsidiaries were to become insolvent, liquidate or otherwise reorganize, we, as sole stockholder, will have no right to proceed against the assets of that subsidiary. Furthermore, with respect to our insurance subsidiaries, we, as sole stockholder, will have no right to cause the liquidation, bankruptcy or winding-up of the subsidiary under the applicable liquidation, bankruptcy or winding-up laws, although, in Canada, we could apply for permission to cause liquidation. The applicable insurance laws of the jurisdictions in which each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary. The insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary. Both creditors of the subsidiary and policyholders (if an insurance subsidiary) would be entitled to payment in full from the subsidiary's assets before we, as the sole stockholder, would be entitled to receive any distribution from the subsidiary.
If the ability of our insurance or non-insurance subsidiaries to pay dividends or make other distributions or payments to us is materially restricted by regulatory requirements, bankruptcy or insolvency, or our need to maintain our financial strength ratings, or is limited due to operating results or other factors, it could materially adversely affect our ability to fund our obligations and return capital to our stockholders.
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
Our success substantially depends on our ability to attract and retain key members of our senior management team. The efforts, personality and leadership of our senior management team have been, and will continue to be, critical to our success. The loss of service of our senior management team due to disability, death, retirement or some other cause could reduce our ability to successfully motivate our sales representatives and implement our business plan and have a material adverse effect on our business, financial condition and results of operations. Although our Co-Chief Executive

Officers, as well as our other senior executives, have entered into employment agreements with us, there is no assurance that they will complete the term of their employment agreements or renew them upon expiration.
In addition, the loss of key RVPs for any reason could negatively affect our financial results, impair our ability to attract new sales representatives and hinder future growth.
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
We are also dependent on information technology systems to record and process customer transactions and other components of our financial statements. We could experience a failure of one or more of these systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing new software systems. Information security risks also exist with respect to the use of electronic mobile devices such as laptops and smartphones, which are particularly vulnerable to loss and theft. These risks are also applicable where we rely on outside vendors to provide services, which may operate in a cloud environment. We are dependent on certain third-party vendors to operate secure and reliable systems, which may include data transfers over the Internet.
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
Operating system failures, ineffective system implementation, or the compromise of security with respect to internal or external operating systems or portable electronic devices could subject us to significant civil and criminal liability, harm our reputation, interrupt our business operations, deter people from purchasing our products, and adversely affect our internal control over financial reporting, business, financial condition, results of operations, or cash flows.
In the event of a disaster, our business continuity plan may not be sufficient, which could have a material adverse effect on our business, financial condition and results of operations.
Our infrastructure supports a combination of local and remote recovery solutions for business resumption in the event of a disaster. In the event of either a campus-wide destruction or the inability to access our main campus in Duluth, Georgia, our business recovery plan provides for our employees to perform their work functions via a dedicated business recovery site located 25 miles from our main campus or by remote access from an employee's home. However, in the event of a full scale local or regional disaster, our business recovery plan may be inadequate, and our employees and sales representatives may be unable to carry out their work, which could have a material adverse effect on our business, financial condition and results of operations.
We may be materially adversely affected by currency fluctuations in the United States dollar versus the Canadian dollar.
A weaker Canadian dollar relative to the U.S. dollar would result in lower levels of reported revenues, net income, assets, liabilities and accumulated other comprehensive income in our U.S. dollar reporting currency financial statements. Significant exchange rate fluctuations between the U.S. dollar and Canadian dollar could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We lease all of our office, warehouse, printing, and distribution properties. Our executive and home office operations for substantially all of our domestic U.S. operations (except New York) are located in Duluth, Georgia, in a build-to-suit facility completed in 2013. The initial lease term for the facility is 15 years.
We also lease continuation of business, print/distribution, and warehouse space in or around Duluth, Georgia, under leases expiring in January 2018, June 2018 and June 2023, respectively.
NBLIC subleases general office space in Long Island City, New York, from a subsidiary of Citigroup under a sublease expiring in August 2014.
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
We believe that our existing facilities in the U.S. and Canada are adequate for our current requirements and for our operations in the foreseeable future.
For additional details on our operating leases, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations.”

ITEM 3. LEGAL PROCEEDINGS.
We are involved from time to time in legal disputes, regulatory inquires and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described under “Contingent Liabilities” in Note 15 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report, and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are elected or appointed by our Board of Directors and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements. The name, age at February 27, 2014, and position of each of our executive officers are presented below.

Name	Age	Position
D. Richard Williams	57	Chairman of the Board and Co-Chief Executive Officer
John A. Addison, Jr.	56	Chairman of Primerica Distribution, Co-Chief Executive Officer and Director
Glenn J. Williams	54	President
Michael C. Adams	57	Executive Vice President and Chief Business Technology Officer
Chess E. Britt	57	Executive Vice President and Chief Marketing Officer
Jeffrey S. Fendler	57	Executive Vice President and Chief Compliance and Risk Officer
Gregory C. Pitts	51	Executive Vice President and Chief Operating Officer
Alison S. Rand	46	Executive Vice President and Chief Financial Officer
Peter W. Schneider	57	Executive Vice President, General Counsel and Chief Administrative Officer
William A. Kelly	58	President of PFS Investments

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
Jeffrey S. Fendler has served as Executive Vice President and Chief Compliance and Risk Officer of our company since February 2014. He served as President of Primerica Life, a subsidiary of Primerica, from 2005 through January 2014 and in various capacities at our company since 1980. Mr. Fendler received a B.A. in economics from Tulane University. He is a member of Operation Hope's National Board and is the Co-Chair of Operation Hope's Southeastern Region Board.
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
Peter W. Schneider has served as Executive Vice President, General Counsel and Chief Administrative Officer since 2000. He served as Corporate Secretary from 2000 through January 2014. He worked at the law firm of Rogers & Hardin LLP as a partner from 1988 to 2000. Mr. Schneider earned both his B.S. in political science and industrial relations in 1978 and J.D. in 1981 from the University of North Carolina at Chapel Hill. He serves on the Boards of Directors of the Georgia Chamber of Commerce, the Northwest YMCA and the Carolina Center for Jewish Studies.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Quarterly Common Stock Prices and Dividends
The common stock of Primerica, Inc. (“Primerica”, "we", "us" or the "Parent Company") is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "PRI". The quarterly high and low sales prices for our common stock as reported on the NYSE and the dividends paid per quarter for the periods indicated were as follows:

	High	Low	Dividend
2013
4th quarter	$44.22	$38.74	$0.11
3rd quarter	42.37	36.42	0.11
2nd quarter	37.93	31.13	0.11
1st quarter	34.35	30.38	0.11
2012
4th quarter	$30.08	$27.22	$0.09
3rd quarter	30.29	26.02	0.07
2nd quarter	26.88	23.28	0.05
1st quarter	26.15	22.92	0.03
Dividends
We have paid quarterly dividends to our stockholders totaling approximately $25.1 million and $14.7 million in 2013 and 2012, respectively.
As of February 14, 2014, we had 50 holders of record of our common stock. We currently expect to continue to pay quarterly cash dividends to holders of our common stock comparable to those paid in 2013 on a per-share basis. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year's earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.
We are a holding company and have no operations. Our primary asset is the capital stock of our operating subsidiaries. The states in which our U.S. insurance company subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries' ability to pay dividends to us. Our Canadian subsidiary can pay dividends subject to meeting regulatory requirements for capital adequacy and liquidity with appropriate minimum notice to the Office of the Superintendent of Financial Institutions Canada ("OSFI"). In addition, in the future, we may become subject to debt instruments or other agreements that limit our ability to pay dividends. See Note 14 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.
Issuer Purchases of Equity Securities
Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. Our Board of Directors has authorized a share repurchase program, and we expect to repurchase up to $150 million of our outstanding common stock. The Parent Company has no obligation to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under a publicly announced program can be discontinued at any time management believes additional repurchases are not warranted.
During the quarter ended December 31, 2013, we did not repurchase any shares of our common stock.
For more information on our share repurchases, see Note 11 (Stockholders' Equity) to our consolidated financial statements included elsewhere in this report.

Securities Authorized for Issuance under Equity Compensation Plans
We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan was approved by our stockholders in May 2011. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan	1,225,658	(1)	$32.63	(2)	2,757,378	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	—		—		2,167,432	(4)

Total	1,225,658		$32.63		4,924,810

Equity compensation plans not approved by stockholders	n/a		n/a		n/a
____________________

(1)	Consists of 1,091,436 and 134,222 shares of our common stock to be issued in connection with outstanding restricted stock units ("RSUs") and options, respectively.

(2)	The options outstanding have a weighted average exercise price of $32.63.

(3)
The number of shares of our common stock available for future issuance is 10,800,000 less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan.

(4)	The number of shares of our common stock available for future issuance is 2,500,000 less the cumulative number of shares issued under the plan.
Stock Performance Table
The following graph compares the performance of our common stock since the initial public offering ("IPO") to the Standard & Poor's ("S&P") MidCap 400 Index, Russell 2000 Index, and the S&P Insurance Index by assuming $100 was invested in each investment option as of April 1, 2010, the date of the IPO. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization ("mid-cap") equities sector. The Russell 2000 Index measures the performance of the small market capitalization ("small-cap") segment in the United States. The S&P Insurance Index is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 and the Russell 2000 stock indices.

	Period Ended
Index	04/01/10	06/30/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12	06/30/13	12/31/13
Primerica Inc.	$100.00	$142.93	$161.82	$146.87	$155.80	$179.79	$202.98	$254.93	$293.78
S&P 500 Insurance	100.00	90.50	102.59	102.39	94.09	101.19	112.05	139.26	164.39
S&P MidCap 400	100.00	89.57	115.00	124.85	113.01	121.94	133.22	152.65	177.84
Russell 2000	100.00	89.37	115.63	122.81	110.80	120.25	128.92	149.36	178.97
In early 2013, Primerica's common stock was added to the S&P MidCap 400 index, which is one of the most widely used mid-cap company indices in the United States. We believe that other mid-cap companies included in the S&P MidCap 400 index are a more relevant peer group than small-cap companies. Therefore, we do not intend to report the stock index performance of the Russell 2000 index in our subsequent annual reports on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data should be read in conjunction with the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this report.
Prior to April 1, 2010, we were wholly owned by Citigroup Inc. (“Citigroup”). In April 2010, we completed a series of transactions (the “corporate reorganization”) that included an initial public offering of our common stock by Citigroup pursuant to the Securities Act of 1933, as amended (the "Securities Act"). The selected historical income statement data for the years ended December 31, 2010 and 2009 may not be indicative of the revenues and expenses that would have existed or resulted if we had operated independently of Citigroup during those years. Similarly, the selected historical balance sheet data as of December 31, 2009 may not be indicative of the assets and liabilities that would have existed or resulted if we had operated independently of Citigroup at the time. The selected historical financial data are not necessarily indicative of the financial position or results of operations as of any future date or for any future period.

	Year ended December 31,
	2013	2012	2011	2010		2009
	(In thousands, except per-share amounts)
Statements of income data
Revenues:
Direct premiums	$2,302,069	$2,267,975	$2,229,467	$2,181,074		$2,112,781
Ceded premiums	(1,644,158)	(1,663,753)	(1,703,075)	(1,450,367)		(610,754)
Net premiums	657,911	604,222	526,392	730,707		1,502,027
Commission and fees	471,808	429,044	414,471	383,984		336,822
Net investment income	88,752	100,804	108,601	165,111		351,326
Realized investment gains (losses), including other-than-temporary impairment losses	6,246	11,382	6,440	34,145		(21,970)
Other, net	42,731	45,263	47,189	47,916		52,196
Total revenues	1,267,448	1,190,715	1,103,093	1,361,863		2,220,401
Benefits and expenses:
Benefits and claims	301,475	278,747	242,696	317,703		600,273
Amortization of deferred policy acquisition costs	129,183	118,598	104,034	147,841		352,257
Sales commissions	232,237	204,569	191,722	180,054		162,756
Insurance expenses	108,658	96,541	89,192	105,132		179,592
Insurance commissions	22,471	27,555	38,618	48,182		50,750
Interest expense	35,018	33,101	27,968	20,872		—
Other operating expenses	187,208	164,716	164,954	180,610		132,978
Total benefits and expenses	1,016,250	923,827	859,184	1,000,394		1,478,606
Income before income taxes	251,198	266,888	243,909	361,469		741,795
Income taxes	88,473	93,082	86,718	129,013		259,114
Net income	$162,725	$173,806	$157,191	$232,456		$482,681
Earnings per share — basic	$2.87	$2.77	$2.11	$3.09	(1)	n/a
Earnings per share — diluted	$2.83	$2.71	$2.08	$3.06	(1)	n/a
Dividends per common share	$0.44	$0.24	$0.10	$0.02		n/a

Balance sheet data
Investments	$1,835,403	$1,956,536	$2,021,504	$2,153,584		$6,471,448
Cash and cash equivalents	149,189	112,216	136,078	126,038		602,522
Due from reinsurers	4,055,054	4,005,194	3,855,318	3,731,002		851,635
Deferred policy acquisition costs, net	1,208,466	1,066,422	904,485	738,946		2,520,251
Total assets	10,329,950	10,337,877	9,851,820	9,769,409		13,429,883

Future policy benefits	5,063,103	4,850,488	4,614,860	4,409,183		4,197,454
Notes payable	374,481	374,433	300,000	300,000		—
Total liabilities	9,107,923	9,062,461	8,525,170	8,412,881		8,662,612
Stockholders' equity	1,222,027	1,275,416	1,326,650	1,356,528		4,767,271
____________________

(1)
Calculated on a pro forma basis using weighted-average shares, including the shares issued or issuable upon lapse of restrictions following our April 1, 2010 corporate reorganization as though they had been issued and outstanding on January 1, 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the "Parent Company") and its subsidiaries (collectively, "we", "us" or the “Company”) for the three-year period ended December 31, 2013. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Risk Factors". Actual results may differ materially from those contained in any forward-looking statements.
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
Recruiting and Sales Representatives. New recruits declined in 2013 to 186,251 new recruits from 191,752 new recruits in 2012. For the year ended December 31, 2013, recruiting lagged prior year activity due to the positive impact of special incentive programs and competitions during the first quarter of 2012, which resulted in higher recruiting levels in the first half of 2012. This decline was partially offset by higher recruiting during the second half of 2013 following our biennial convention.
Our ability to increase the size of our sales force is largely based on the success of our recruiting efforts and our ability to train and motivate recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Recruiting results do not always result in commensurate changes in the size of our licensed sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.
The size of our life-licensed sales force increased to 95,566 sales representatives as of December 31, 2013 from 92,373 sales representatives at December 31, 2012, primarily due to lower non-renewals and terminations during 2013.
The Canadian Insurance Services Regulatory Organizations (“CISRO”) is developing a new unified provincial life insurance licensing examination program to be implemented in early 2016 that could significantly increase the cost, time and difficulty for our agents to obtain their life insurance licenses in Canada. If CISRO’s new licensing system is implemented as currently described, it could ultimately result in a decline in the number of our licensed representatives in Canada, and our business could be materially adversely affected. We are actively monitoring the situation and are working closely with Canadian regulators to try to manage the potential impacts to our business.
Term Life Insurance Product Sales and Face Amount In Force. We issued 214,617 new life insurance policies in 2013 compared with 222,558 new policies in 2012. Sales of our term life insurance products were higher during 2012 primarily due to the impact of strong recruiting in the early part of 2012.

Our average issued face amount was approximately $246,800 in 2013 compared with approximately $243,000 in 2012. Total face amount in force increased to approximately $674.9 billion as of December 31, 2013, compared with approximately $670.4 billion at December 31, 2012, primarily as a result of larger average size of policies underwritten and lower terminations due to better persistency, partially offset by the decrease in the number of policies issued in 2013.
Investment and Savings Product Sales and Asset Values. Investment and savings products sales were higher in 2013, totaling approximately $5.2 billion, compared with approximately $4.7 billion in 2012. The increase in sales was largely attributable to favorable market performance and the impact of new product introductions.
The assets in our clients’ accounts are invested in diversified funds comprised mainly of U.S. and Canadian equity and fixed-income securities. The average value of assets in client accounts increased to approximately $41.0 billion in 2013 from approximately $35.9 billion in 2012, while the period-end asset value increased to approximately $45.0 billion at December 31, 2013 compared with approximately $37.4 billion a year ago. The 2013 increases both in period-end asset values and average client asset values were attributable to improved market performance and higher product sales.

Factors Affecting Our Results
Term Life Insurance Segment. Our Term Life Insurance segment results are primarily driven by sales volumes, the accuracy of our pricing assumptions, terms and use of reinsurance, investment income and expenses.
Sales and policies in force. Sales of new term policies and the size and characteristics of our in-force book of policies are vital to our results over the long term. Premium revenues are recognized as it is earned over the term of the policy and eligible acquisition expenses are deferred and amortized ratably with the level premiums of the underlying policies. However, because we incur significant cash outflows at or about the time policies are issued, including the payment of sales commissions and underwriting costs, changes in life insurance sales volume will have a more immediate effect on our cash flows.
Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of our individual sales representatives remains within a relatively narrow range (between .18x and .22x), and, consequently, our sales volume over the longer term generally correlates to the size of our sales force.
The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Year ended December 31,
	2013	2012	2011
Average number of life-licensed sales representatives	93,086	90,981	91,855
Number of new policies issued	214,617	222,558	237,535
Average monthly rate of new policies issued per life-licensed sales representative	.19x	.20x	.22x	(1)
____________________

(1)
Our 2011 processing cycle provided five additional days of policy processing. Excluding the policies processed during these additional days, the average monthly rate of new policies issued per life licensed sales representative would have been 0.21x for 2011.

During 2013, the average monthly rate of new policies issued per life-licensed sales representative remained relatively consistent with historical experience. The slightly higher average monthly rate of new policies issued per life-licensed sales representative in 2012 compared to 2013 represents the favorable impact of term life insurance policy sales attributable to warm market leads generated from strong recruiting, particularly in the first quarter of 2012. During 2012, the average monthly rate of new policies issued per life-licensed sales representative declined in comparison to the prior year primarily due to the post-convention recruiting surge that generated significant sales referrals and opportunities in 2011.
Pricing assumptions. Our pricing methodology is intended to provide us with appropriate profit margins for the risks we assume. We determine pricing classifications based on the coverage sought, such as the size and term of the policy, and certain policyholder attributes, such as age and health. In addition, we generally utilize unisex rates for our term life insurance policies. The pricing assumptions that underlie our rates are based upon our best estimates of mortality, persistency and investment yields at the time of issuance, sales force commission rates, issue and underwriting expenses, operating expenses and the characteristics of the insureds, including sex, age, underwriting class, product and amount of coverage. Our results will be affected to the extent there is a variance between our pricing assumptions and actual experience.

•
Persistency. Persistency is a measure of how long our insurance policies stay in force. As a general matter, persistency that is lower than our pricing assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. Determining the near-term effects of changes in persistency is more complicated. When persistency is lower than our pricing assumptions, we must accelerate the amortization of deferred policy acquisition costs ("DAC"). The resultant increase in amortization expense is offset by a corresponding release of future policy benefit reserves associated with lapsed policies, which causes a reduction in benefits and claims expense. The future policy benefit reserves associated with any given policy will change over the term of such policy. As a general matter, future policy benefit reserves are lowest at the inception of a policy term and rise steadily to a peak before declining to zero at the expiration of the policy term. Accordingly, depending on when the lapse occurs in relation to the overall policy term, the reduction in benefits and claims expense may be greater or less than the increase in amortization expense, and, consequently, the effects on earnings for a given period could be positive or negative. Persistency levels will cause fluctuations in our results to the extent actual experience deviates from the persistency assumptions used to price our products.

•
Mortality. Our profitability will fluctuate to the extent actual mortality rates differ from those used in our pricing assumptions. We mitigate a significant portion of our mortality exposure through reinsurance.

•
Investment Yields. We use investment yield rates based on yields available at the time a policy is issued. For policies issued in 2010 and later, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. Both DAC and the future policy benefit reserve liability increase with the assumed investment yield rate. Because DAC is higher than the future policy benefit reserve liability in the early years of a policy, a lower assumed investment yield generally will result in lower profits. In the later years, when the future policy benefit reserve liability is higher than DAC, a lower assumed investment yield generally will result in higher profits. These assumed investment yields, which like other pricing assumptions are locked in at issue, impact the timing but not the aggregate amount of DAC and future policy benefit reserve changes. Actual investment yields will impact net investment income allocated to the Term Life Insurance segment, but will not impact DAC or the future policy benefit reserve liability.

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
In 2010, as part of our corporate reorganization, we entered into significant coinsurance transactions (the “coinsurance agreements”) with three affiliates (collectively, the “Citigroup reinsurers”) of Citigroup, Inc. ("Citigroup"). Under the coinsurance agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We also transferred to the Citigroup reinsurers the account balances in respect of the coinsured policies and approximately $4.0 billion of assets to support the statutory liabilities assumed by the Citigroup reinsurers. As a result, the Citigroup reinsurance transactions reduced the amount of our capital and substantially reduced our insurance exposure on the coinsured policies. We retained our operating platform and infrastructure and continue to administer all policies subject to these coinsurance agreements.
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

•
Benefits and claims. Benefits and claims include incurred claim amounts and changes in future policy benefit reserves. Reinsurance reduces incurred claims in direct proportion to the percentage ceded. Coinsurance also reduces the change in future policy benefit reserves in direct proportion to the percentage ceded, while YRT reinsurance does not significantly impact the change in these reserves.

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
Net investment income. Net investment income is allocated to the Term Life Insurance segment based on the book value of the invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Net investment income is impacted by the performance of our invested asset portfolio, which can be affected by interest rates, credit spreads and the mix of invested assets.
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
Sales. We earn commissions and fees, such as dealer re-allowances and marketing and support fees, based on sales of retail mutual fund and managed account products and annuities. Sales of investment and savings products are influenced by the overall demand for investment products in the United States and Canada, as well as by the size and productivity of our sales force. We generally experience seasonality in our Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients' tax return preparation season. While we believe the size of our sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, which may have a significantly greater effect on sales volume in any given fiscal period.
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

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties. National Benefit Life Insurance Company (“NBLIC”) also underwrites a mail-order student life policy and, through 2013, a short-term disability benefit policy, neither of which is distributed by our sales force, and has in-force policies from several discontinued lines of insurance. Corporate and Other Distributed Products segment net investment income is composed of two elements: the remainder of net investment income not allocated to our Term Life Insurance segment and the market return associated with the deposit asset underlying the 10% coinsurance agreement with the Citigroup reinsurers ("10% Coinsurance Agreement").

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
See Note 9 (Notes Payable), Note 11 (Stockholders' Equity) and Note 15 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

Critical Accounting Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These principles are established primarily by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this report. The most significant items on our Consolidated Balance Sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.
The estimates that we deem to be most critical to an understanding of our results of operations and financial position are those related to DAC, future policy benefit reserves and corresponding amounts due from reinsurers, income taxes, the valuation of investments, and litigation. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Subsequent experience or use of other assumptions could produce significantly different results.
Deferred Policy Acquisition Costs
We defer incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and that would not have been incurred had the contract transaction(s) not occurred. These costs include commissions and policy issue expenses. Deferrable term life insurance policy acquisition costs are amortized over the initial premium-paying period of the related policies in proportion to premium income and include assumptions made by us regarding persistency, expenses, investment yields and claims, which are updated on new business to reflect recent experience. These assumptions may not be modified, or unlocked on in-force business, unless recoverability testing deems them to be inadequate. DAC is subject to recoverability testing annually and when circumstances indicate that recoverability is uncertain.
If actual lapses or withdrawals are different from pricing assumptions for a particular period, DAC amortization will be affected. If the rate of policies that lapse are 1% higher than the rate of policies that we expected to lapse in our pricing assumptions, approximately 1% more of the existing DAC balance will be amortized, which would have been equal to approximately $11.2 million as of December 31, 2013 (assuming such lapses were distributed proportionately among policies of all durations). We believe that a lapse rate in the number of policies that is 1% higher than the rate assumed in our pricing assumptions is a reasonably possible variation. Higher lapses in the early durations would have a greater effect on DAC amortization since the DAC balances are higher at the earlier durations. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency could result in a material increase or decrease of DAC amortization in a particular period.
Deferrable acquisition costs for Canadian segregated funds are amortized over the life of the policies in relation to historical and future estimated gross profits before amortization. The gross profits and resulting DAC amortization will vary with actual fund returns, redemptions and expenses.
For additional information on DAC, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 6 (Deferred Policy Acquisition Costs) to our consolidated financial statements.

Future Policy Benefit Reserves and Reinsurance
Liabilities for future policy benefits on our term life insurance products have been computed using a net level method and include assumptions as to mortality, persistency, investment yields, and other assumptions based on our historical experience, modified as necessary for new business to reflect anticipated trends and to include provisions for possible adverse deviation. Reserves related to reinsured policies are accounted for using assumptions consistent with those used to determine the future policy benefit reserves and are included in Due from reinsurers in our Consolidated Balance Sheets. Similar to the DAC discussion above, we may not modify the assumptions used to establish future policy benefit reserves during the policy term unless recoverability testing deems them to be inadequate. Our results depend significantly upon the extent to which our actual experience is consistent with the assumptions we used in determining our future policy benefit reserves. Our future policy benefit reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain.
If the rate of policies that lapse are 1% higher than the rate of policies that we expected to lapse in our pricing assumptions, approximately 1% more of the future policy benefit reserves will be released, which would have been equal to approximately $48.4 million (assuming such lapses were distributed proportionately among policies of all durations), partially offset by the release of the corresponding due from reinsurers asset of approximately $37.9 million as of December 31, 2013. Higher lapses in later durations would have a greater effect on the release of future policy benefit reserves since the future policy benefit reserves are higher at the later durations. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.
For additional information on future policy benefits and reinsurance, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 5 (Reinsurance) to our consolidated financial statements included elsewhere in this report.
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
In light of the multiple tax jurisdictions in which we operate, our tax returns are subject to routine audit by the Internal Revenue Service (“IRS”) and other taxation authorities. The results of these audits at times produce uncertainty regarding particular tax positions taken in the year(s) of review. The Company records uncertain tax positions, which requires recognition at the time when it is more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.
For additional information on income taxes, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 10 (Income Taxes) to our consolidated financial statements included elsewhere in this report.
Invested Assets
We hold primarily fixed-maturity securities, including bonds and redeemable preferred stocks, and equity securities, including common and non-redeemable preferred stock. We have classified these invested assets as available-for-sale, except for the securities of our U.S. broker-dealer subsidiary, which we have classified as trading securities. All of these securities are carried at fair value. Unrealized gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income except for the credit loss components of other-than-temporary declines in fair value, which are recorded as realized losses in the accompanying consolidated statements of income. Changes in fair value of trading securities are included in net investment income in the period in which the change occurred.
Fair value. Fair value is the price that would be received upon the sale of an asset in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We classify and disclose all invested assets carried at fair value in one of the three categories prescribed by U.S. GAAP.
As of each reporting period, we classify all invested assets in their entirety based on the lowest level of input that is significant to the fair value measurement. Significant levels of estimation and judgment are required to determine the fair value of certain of our investments. The factors influencing these estimations and judgments are subject to change in subsequent reporting periods.
Other-than-temporary impairments. The determination of whether a decline in fair value of available-for-sale securities below amortized cost is other-than-temporary is subjective. Furthermore, this determination can involve a variety of assumptions and estimates, particularly for invested assets that are not actively traded in established markets. We evaluate a number of quantitative and qualitative factors when determining the impairment status of individual securities, including issuer-specific risks as well as relevant macroeconomic risks.
For available-for-sale securities in an unrealized loss position that we intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis, we recognize an impairment charge for the difference between amortized cost and fair value as a realized investment loss in our statements of income. For available-for-sale securities in an unrealized loss position for which we have no intent to sell and believe that it is more-likely-than-not that we will not be required to sell before the expected recovery of the amortized cost basis, only the amount related to the principal cash flows not expected to be received over the remaining term of the security, or the credit loss component, of the difference between cost and fair value is recognized in earnings, while the remainder is recognized in accumulated other comprehensive income.
Other-than-temporary impairment analyses that we perform involve the use of estimates, assumptions, and subjectivity. If these factors or future events change, we could experience material other-than-temporary impairments in future periods, which could adversely affect our financial condition, results of operations and the size and quality of our invested assets portfolio.
For additional information on our invested assets, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies), Note 3 (Investments) and Note 4 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.
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
For additional information on legal issues and contingencies, see Note 15 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report.

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

2013 Compared to 2012
Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,302,069	$2,267,975	$34,094	2%
Ceded premiums	(1,644,158)	(1,663,753)	(19,595)	(1)%
Net premiums	657,911	604,222	53,689	9%
Commissions and fees	471,808	429,044	42,764	10%
Net investment income	88,752	100,804	(12,052)	(12)%
Realized investment gains, including OTTI	6,246	11,382	(5,136)	(45)%
Other, net	42,731	45,263	(2,532)	(6)%
Total revenues	1,267,448	1,190,715	76,733	6%
Benefits and expenses:
Benefits and claims	301,475	278,747	22,728	8%
Amortization of DAC	129,183	118,598	10,585	9%
Sales commissions	232,237	204,569	27,668	14%
Insurance expenses	108,658	96,541	12,117	13%
Insurance commissions	22,471	27,555	(5,084)	(18)%
Interest expense	35,018	33,101	1,917	6%
Other operating expenses	187,208	164,716	22,492	14%
Total benefits and expenses	1,016,250	923,827	92,423	10%
Income before income taxes	251,198	266,888	(15,690)	(6)%
Income taxes	88,473	93,082	(4,609)	(5)%
Net income	$162,725	$173,806	$(11,081)	(6)%
Total revenues. During 2013, total revenues increased in our primary operating segments (Term Life Insurance and Investment and Savings Products) largely driven by incremental premiums on new term life insurance policies issued subsequent to the Citigroup reinsurance transactions ("New Term"), higher sales of investment products, and growth in client asset values. The decrease in net investment income and realized investment gains largely occurred in our Corporate and Other Distributed Products segment as described below.
Total benefits and expenses. Total benefits and expenses increased in 2013 primarily as a result of the growth in revenue-related costs, which include benefits and claims, DAC amortization, and certain insurance expenses from the continued growth in our Term Life business. Sales commissions on investment products were higher and consistent with the increase in commissions and fees revenue. In addition, we experienced higher other operating expenses primarily attributable to higher legal fees and settlement costs related to claims alleged by certain participants in the Florida Retirement System's benefit plan ("FRS"). These increased costs were partially offset by lower non-deferrable insurance commissions for 2013 reflecting changes in agent incentive programs that led to higher commission deferrals.
Income taxes. Our effective income tax rate was slightly higher at 35.2% in 2013 compared with 34.9% in 2012.
For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,229,204	$2,193,280	$35,924	2%
Ceded premiums	(1,632,042)	(1,649,622)	(17,580)	(1)%
Net premiums	597,162	543,658	53,504	10%
Allocated net investment income	68,796	66,119	2,677	4%
Other, net	29,017	30,357	(1,340)	(4)%
Total revenues	694,975	640,134	54,841	9%
Benefits and expenses:
Benefits and claims	262,357	239,346	23,011	10%
Amortization of DAC	115,891	104,272	11,619	11%
Insurance expenses	98,081	85,156	12,925	15%
Insurance commissions	4,599	9,599	(5,000)	(52)%
Interest expense	16,846	15,835	1,011	6%
Total benefits and expenses	497,774	454,208	43,566	10%
Income before income taxes	$197,201	$185,926	$11,275	6%
Net premiums. The increase in net premiums in 2013 is primarily due to the continued addition of New Term in-force business combined with the run-off of business subject to the Citigroup reinsurance transactions. While ceded premiums supporting YRT reinsurance programs for New Term are a relatively low portion of direct premiums, ceded premiums for the block of business coinsured by Citigroup are more than 80% of direct premiums. As a result, as we continue to build New Term and the block coinsured by Citigroup continues to run off, net premiums will continue to grow faster than direct premiums, albeit at a declining rate of growth. The increase in net premiums was partially offset by ceded premium recovery transactions in 2012, which resulted in a similar reduction in benefits and claims, that did not reoccur in 2013.
Allocated net investment income. The increase in allocated net investment income was largely attributable to the growth in invested assets that support our statutory capital and reserves ("required assets"), partially offset by lower yield on invested assets.
Benefits and claims. For the year ended December 31, 2013, benefits and claims increased primarily due to the growth in New Term business. Partially offsetting this increase was the impact of reprocessed reinsurance transactions during 2012 that did not reoccur during 2013.
Amortization of DAC. The increase in amortization of DAC in 2013 was consistent with the increase in net premiums as higher deferrable agent incentive program costs were partially offset by better persistency.
Insurance commissions. The decrease in year-over-year insurance commissions was largely driven by a higher rate of commission deferrals consistent with agent incentive program changes.
Insurance expenses. Insurance expenses increased mainly due to higher employee compensation costs, the run-off of expense allowances received under the Citigroup reinsurance agreements, higher costs in support of our independent sales force, and higher premium-related taxes, licenses and fees.
Interest expense. Interest expense increased due to the redundant reserve financing executed in March 2012.
Product sales and face amount in force. We issued 214,617 new life insurance policies in 2013 compared with 222,558 new policies in 2012. The higher sales of our term life insurance policies in the prior year were primarily as a result of strong recruiting in the early part of 2012.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2013	% of beginning balance	2012	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$670,412		$664,955
Net change in face amount:
Issued face amount	67,783	10%	68,053	10%
Terminations	(57,730)	(9)%	(61,593)	(9)%
Foreign currency	(5,597)	(1)%	(1,003)	*
Net change in face amount	4,456	1%	5,457	1%
Face amount in force, end of period	$674,868		$670,412
____________________

*	Less than 1%.
The total face amount of policies in-force increased in 2013 mostly reflecting lower terminations on existing policies as a result of slightly better persistency. Issued face amount during 2013 remained relatively unchanged from 2012 due to the offsetting impacts of the year-over-year decline in the number of policies issued and the larger average size of policies underwritten. In addition, the strengthening of the U.S. dollar in relation to the Canadian dollar negatively impacted the face amount of in-force policies for the year ended December 31, 2013.
Investment and Savings Product Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$208,319	$186,267	$22,052	12%
Asset-based revenues	201,276	179,725	21,551	12%
Account-based revenues	38,868	38,510	358	1%
Other, net	8,675	9,463	(788)	(8)%
Total revenues	457,138	413,965	43,173	10%
Expenses:
Amortization of DAC	11,195	10,956	239	2%
Insurance commissions	9,046	9,070	(24)	*
Sales commissions:
Sales-based	146,652	129,914	16,738	13%
Asset-based	73,146	61,491	11,655	19%
Other operating expenses	111,950	81,418	30,532	38%
Total expenses	351,989	292,849	59,140	20%
Income before income taxes	$105,149	$121,116	$(15,967)	(13)%
____________________

*	Less than 1%.

Supplemental information on the underlying metrics that drove results follows.

	Year ended December 31,		Change
	2013	2012	$	%
	(Dollars in millions and accounts in thousands)
Product sales:
Retail mutual funds	$2,766	$2,346	$420	18%
Annuities and other	1,935	1,902	33	2%
Total sales-based revenue generating product sales	4,701	4,248	453	11%
Segregated funds	283	328	(45)	(14)%
Managed accounts	225	136	89	65%
Total product sales	$5,209	$4,712	$497	11%
Average client asset values:
Retail mutual funds	$27,284	$24,214	$3,070	13%
Annuities and other	11,175	9,149	2,026	22%
Segregated funds	2,576	2,541	35	1%
Total average asset values in client accounts	$41,035	$35,904	$5,131	14%
Average number of fee-generating accounts:
Recordkeeping accounts	2,540	2,567	(27)	(1)%
Custodial accounts	1,954	1,945	9	*
____________________

*	Less than 1%.
Commissions and fees. The increase in commissions and fees was largely due to higher product sales and growth in average client asset values. The increase in product sales was driven primarily by higher mutual fund sales. The rise in average client asset values, which was indicative of favorable market performance during 2013, also contributed to the increase in commissions and fees in the form of higher asset-based revenues.
Sales commissions. The increase in sales-based commissions was primarily the result of the increases in product sales noted above. The increase in asset-based commissions during 2013 was consistent with the increase in asset-based revenues when excluding segregated funds. The relevant costs associated with asset-based revenue from segregated funds are recorded within insurance commissions and amortization of DAC.
Other operating expenses. Other operating expenses increased mainly due to higher legal fees and expenses. The increase in legal fees and expenses was primarily due to $11.4 million of expenses attributable to defending FRS claims during 2013 compared with $2.9 million in 2012. Additionally, a potential settlement was reached with the FRS claimants, resulting in our recording a charge of approximately $15.7 million in 2013. See Note 15 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information.
Growth-related expenses, higher employee compensation costs, and higher costs in support of our independent sales force also contributed to the increase in other operating expenses in this segment.
Product sales. Investment and savings products sales were higher in 2013 compared to 2012 largely reflecting favorable market performance and the impact of new product introductions.

Asset values in client accounts. Changes in asset values in client accounts were as follows:

	Year ended December 31,
	2013	% of beginning balance	2012	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$37,386		$33,664
Net change in asset values:
Inflows	5,209	14%	4,712	14%
Redemptions	(4,825)	(13)%	(4,442)	(13)%
Change in market value, net and other	7,220	19%	3,452	10%
Net change in asset values	7,604	20%	3,722	11%
Asset values, end of period	$44,990		$37,386
Asset values in client accounts increased in 2013 largely due to favorable market performance. The growth in inflows was consistent with the increase in sales volume. The rate of redemptions relative to average client asset values in 2013 remained consistent with the prior year.
Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$72,865	$74,695	$(1,830)	(2)%
Ceded premiums	(12,116)	(14,131)	(2,015)	(14)%
Net premiums	60,749	60,564	185	*
Commissions and fees	23,345	24,542	(1,197)	(5)%
Allocated net investment income	19,956	34,685	(14,729)	(42)%
Realized investment gains, including OTTI	6,246	11,382	(5,136)	(45)%
Other, net	5,039	5,443	(404)	(7)%
Total revenues	115,335	136,616	(21,281)	(16)%
Benefits and expenses:
Benefits and claims	39,118	39,401	(283)	(1)%
Amortization of DAC	2,097	3,370	(1,273)	(38)%
Sales commissions	12,439	13,164	(725)	(6)%
Insurance expenses	10,577	11,385	(808)	(7)%
Insurance commissions	8,826	8,886	(60)	(1)%
Interest expense	18,172	17,266	906	5%
Other operating expenses	75,258	83,298	(8,040)	(10)%
Total benefits and expenses	166,487	176,770	(10,283)	(6)%
Loss before income taxes	$(51,152)	$(40,154)	$10,998	27%
 ____________________

*	Less than 1%.
Total revenues. Total revenues decreased during the year ended December 31, 2013, primarily attributable to declines in net investment income and realized gains. The decrease in net investment income was due to higher allocation of assets and net investment income to the Term Life Insurance segment, a lower average base of invested assets subsequent to repurchases of shares and warrants in 2013, lower return on the deposit asset underlying our 10% Coinsurance Agreement driven by the overall rise in interest rates, and lower yield on invested assets as a result of replacing maturing investments with lower yielding securities. Realized investment gains decreased year-over-year largely due to higher income received from the sale of invested assets sold to fund share repurchases during 2012 compared with 2013.

Amortization of DAC. During the year ended December 31, 2013, DAC amortization decreased primarily related to estimate adjustments for student life insurance products recognized in 2012, which increased DAC amortization for that year. These adjustments did not repeat in 2013.
Other operating expenses. Other operating expenses decreased primarily due to lower stock compensation costs related to the completion of the vesting of restricted stock granted in connection with our April 2010 initial public offering and lower other miscellaneous costs, partially offset by higher employee compensation costs from merit increases and one-time expenses related to the relocation of our corporate headquarters.
2012 Compared to 2011
Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,267,975	$2,229,467	$38,508	2%
Ceded premiums	(1,663,753)	(1,703,075)	(39,322)	(2)%
Net premiums	604,222	526,392	77,830	15%
Commissions and fees	429,044	414,471	14,573	4%
Net investment income	100,804	108,601	(7,797)	(7)%
Realized investment gains, including OTTI	11,382	6,440	4,942	77%
Other, net	45,263	47,189	(1,926)	(4)%
Total revenues	1,190,715	1,103,093	87,622	8%
Benefits and expenses:
Benefits and claims	278,747	242,696	36,051	15%
Amortization of DAC	118,598	104,034	14,564	14%
Sales commissions	204,569	191,722	12,847	7%
Insurance expenses	96,541	89,192	7,349	8%
Insurance commissions	27,555	38,618	(11,063)	(29)%
Interest expense	33,101	27,968	5,133	18%
Other operating expenses	164,716	164,954	(238)	*
Total benefits and expenses	923,827	859,184	64,643	8%
Income before income taxes	266,888	243,909	22,979	9%
Income taxes	93,082	86,718	6,364	7%
Net income	$173,806	$157,191	$16,615	11%
___________________

*	Less than 1%.
Total revenues. During 2012, total revenues increased due primarily to growth in the Term Life Insurance segment. This increase largely reflects incremental premiums on New Term policies. The Company also experienced an increase in commissions and fees revenue largely driven by higher sales and higher client asset values in our Investment and Savings Product segment in 2012. The reduction in the average size of our invested asset portfolio largely contributed to the decrease in net investment income for 2012. Realized investment gains were higher due to income received from certain fixed income securities that were tendered and gains from sales of invested assets to fund share repurchases during 2012.
Total benefits and expenses. Total benefits and expenses increased in 2012 primarily as a result of the growth in premium-related costs, which include benefits and claims, DAC amortization, and insurance expenses from the continued growth in our Term Life Insurance business. In addition, sales commissions on investment products were higher consistent with the increase in commissions and fees revenue noted above. These increased costs were partially offset by lower non-deferrable insurance commissions for 2012, which were attributable to changes in incentive programs for our sales representatives during 2012 that more directly relate to life policy acquisitions.

Income taxes. Our effective income tax rate was 34.9% in 2012 and 35.6% in 2011. The lower effective income tax rate during 2012 versus 2011 was primarily driven by decreasing Canadian statutory income tax rates combined with capital planning decisions to permanently reinvest certain unremitted Canadian earnings.
For additional information, see the discussions of results of operations by segment below.
Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,193,280	$2,149,594	$43,686	2%
Ceded premiums	(1,649,622)	(1,688,953)	(39,331)	(2)%
Net premiums	543,658	460,641	83,017	18%
Allocated net investment income	66,119	60,668	5,451	9%
Other, net	30,357	31,666	(1,309)	(4)%
Total revenues	640,134	552,975	87,159	16%
Benefits and expenses:
Benefits and claims	239,346	197,159	42,187	21%
Amortization of DAC	104,272	89,474	14,798	17%
Insurance expenses	85,156	75,048	10,108	13%
Insurance commissions	9,599	19,396	(9,797)	(51)%
Interest expense	15,835	11,467	4,368	38%
Total benefits and expenses	454,208	392,544	61,664	16%
Income before income taxes	$185,926	$160,431	$25,495	16%
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
Product sales and face amount in force. We issued 222,558 new life insurance policies in 2012, compared with 237,535 new policies in 2011, primarily as a result of recruiting growth following our 2011 convention and the subsequent return to a normalized range of productivity during 2012.
The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2012	% of beginning balance	2011	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$664,955		$656,791
Net change in face amount:
Issued face amount	68,053	10%	73,146	11%
Terminations	(61,593)	(9)%	(66,951)	(10)%
Foreign currency	(1,003)	*	1,969	*
Net change in face amount	5,457	1%	8,164	1%
Face amount in force, end of period	$670,412		$664,955
____________________

*	Less than 1%.
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
Investment and Savings Product Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$186,267	$171,854	$14,413	8%
Asset-based revenues	179,725	173,059	6,666	4%
Account-based revenues	38,510	41,997	(3,487)	(8)%
Other, net	9,463	9,793	(330)	(3)%
Total revenues	413,965	396,703	17,262	4%
Expenses:
Amortization of DAC	10,956	12,482	(1,526)	(12)%
Insurance commissions	9,070	8,851	219	2%
Sales commissions:
Sales-based	129,914	118,387	11,527	10%
Asset-based	61,491	57,901	3,590	6%
Other operating expenses	81,418	82,006	(588)	(1)%
Total expenses	292,849	279,627	13,222	5%
Income before income taxes	$121,116	$117,076	$4,040	3%

Supplemental information on the underlying metrics that drove results follows.

	Year ended December 31,		Change
	2012	2011	$	%
	(Dollars in millions and accounts in thousands)
Product sales:
Retail mutual funds	$2,346	$2,230	$116	5%
Annuities and other	1,902	1,674	228	14%
Total sales-based revenue generating product sales	4,248	3,904	344	9%
Segregated funds	328	332	(4)	(1)%
Managed accounts	136	29	107	*
Total product sales	$4,712	$4,265	$447	10%
Average client asset values:
Retail mutual funds	$24,214	$24,105	$109	*
Annuities and other	9,149	8,276	873	11%
Segregated funds	2,541	2,489	52	2%
Total average asset values in client accounts	$35,904	$34,870	$1,034	3%
Average number of fee-generating accounts:
Recordkeeping accounts	2,567	2,627	(60)	(2)%
Custodial accounts	1,945	1,956	(11)	(1)%
____________________

*	Less than 1% or not meaningful.
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
Other operating expenses. Other operating expenses remained comparatively flat year-over-year as the decrease in expenses from the change in the recordkeeping fee structure discussed above was mostly offset by increased legal fees and expenses, as well as higher employee compensation costs from merit increases and another year of stock compensation amortization. The increase in legal fees and expenses was primarily due to $2.9 million of expenses recorded in the fourth quarter of 2012 attributable to defending claims alleged by certain participants in the Florida Retirement System's benefit plan. See Note 15 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information.
Product sales. Investment and savings products sales were higher in 2012 compared to 2011 largely reflecting the introduction of our fixed indexed annuity and managed accounts products and greater sales of retail mutual funds.

Asset values in client accounts. Changes in asset values in client accounts were as follows:

	Year ended December 31,
	2012	% of beginning balance	2011	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$33,664		$34,869
Net change in asset values:
Inflows	4,712	14%	4,265	12%
Redemptions	(4,442)	(13)%	(4,275)	(12)%
Change in market value, net and other	3,452	10%	(1,195)	(3)%
Net change in asset values	3,722	11%	(1,205)	(3)%
Asset values, end of period	$37,386		$33,664
Asset values in client accounts increased in 2012 largely due to improved market conditions. The growth in inflows was consistent with the increase in product sales volume. Redemptions increased during 2012 primarily due to the increase in average client asset values. In 2012, the rate of redemptions relative to average client asset values remained in line with 2011.
Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$74,695	$79,873	$(5,178)	6%
Ceded premiums	(14,131)	(14,122)	9	*
Net premiums	60,564	65,751	(5,187)	8%
Commissions and fees	24,542	27,561	(3,019)	(11)%
Allocated net investment income	34,685	47,933	(13,248)	(28)%
Realized investment gains, including OTTI	11,382	6,440	4,942	77%
Other, net	5,443	5,730	(287)	(5)%
Total revenues	136,616	153,415	(16,799)	(11)%
Benefits and expenses:
Benefits and claims	39,401	45,537	(6,136)	(13)%
Amortization of DAC	3,370	2,078	1,292	62%
Sales commissions	13,164	15,434	(2,270)	(15)%
Insurance expenses	11,385	14,144	(2,759)	(20)%
Insurance commissions	8,886	10,371	(1,485)	(14)%
Interest expense	17,266	16,501	765	5%
Other operating expenses	83,298	82,948	350	*
Total benefits and expenses	176,770	187,013	(10,243)	(5)%
Loss before income taxes	$(40,154)	$(33,598)	$6,556	20%
 ____________________

*	Less than 1%.
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
Insurance expenses. Insurance expenses were lower in 2012 in large part due to a charge for our estimated share of the liquidation plan for Executive Life Insurance Company of New York, an unaffiliated life insurance company, filed by the New York State Department of Financial Services during 2011.
Sales commissions. The decrease in sales-based commissions was primarily driven by the decline in commissions and fees revenue related to the termination of our loan business.
Interest expense. Interest expense increased primarily due to the issuance of the Senior Notes in 2012, which was at higher principal amount versus the repaid note issued to Citigroup. This increase was partially offset by the comparatively lower interest rate on the Senior Notes.
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

Details on asset mix were as follows:

	December 31, 2013		December 31, 2012
	Fair value	Amortized Cost	Fair value	Amortized Cost
U.S. government and agencies	*	*	*	*
Foreign government	6%	6%	6%	5%
States and political subdivisions	2%	2%	2%	2%
Corporate	67%	67%	68%	68%
Mortgage- and asset-backed securities	14%	14%	16%	16%
Equity securities	2%	2%	2%	2%
Trading securities	1%	1%	1%	1%
Cash and cash equivalents	8%	8%	5%	6%
Total	100%	100%	100%	100%
____________________

*	Less than 1%.
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio were as follows:

	December 31,
	2013	2012
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.0 years	3.9 years
Average book yield of our fixed-maturity portfolio	4.93%	5.32%

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities by rating, including those classified as trading securities, follows.

	December 31, 2013		December 31, 2012
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$296,717	18%	$317,104	18%
AA	133,406	8%	132,021	8%
A	386,460	23%	403,029	24%
BBB	777,111	46%	777,719	45%
Below investment grade	80,835	5%	88,422	5%
Not rated	1,484	*	1,049	*
Total	$1,676,013	100%	$1,719,344	100%
____________________

*	Less than 1%.

The ten largest holdings within our invested asset portfolio were as follows:

	December 31, 2013
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
General Electric Co	$26,661	$23,628	$3,033	AA-
Government of Canada	26,112	26,199	(87)	AAA
International Business Machines Corp	12,088	11,855	233	AA-
Province of Ontario Canada	10,851	9,969	882	AA-
Iberdrola SA	10,431	9,461	970	BBB
National Rural Utilities Cooperative	9,901	7,468	2,433	A+
Western Union Co	8,828	8,784	44	BBB+
MetLife Inc	8,693	8,589	104	A-
Province of Quebec Canada	7,912	7,218	694	A+
Goldman Sachs Group Inc	7,854	7,357	497	A-
Total – ten largest holdings	$129,331	$120,528	$8,803
Total – fixed-maturity and equity securities	$1,808,597	$1,708,605
Percent of total fixed-maturity and equity securities	7%	7%
For additional information on our invested asset portfolio, see Note 3 (Investments) and Note 4 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.
Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Assets:
Due from reinsurers	$4,055,054	$4,005,194	$49,860	1%
Deferred policy acquisition costs, net	1,208,466	1,066,422	142,044	13%
Liabilities:
Future policy benefits	5,063,103	4,850,488	212,615	4%
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
For additional information, see the notes to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources
Dividends and other payments to the Parent Company from our subsidiaries are our principal sources of cash. The amount of dividends paid by our subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of general operating expenses, income taxes, stockholder dividends, and interest on outstanding debt, as well as repurchases of shares outstanding. At December 31, 2013, the Parent Company had cash and invested assets of approximately $73.8 million.
Our subsidiaries generate operating cash flows primarily from term life insurance premiums (net of premiums ceded to reinsurers), income from invested assets, commissions and fees collected from the distribution of investment and savings products as well as other financial products. Our subsidiaries' principal operating cash outflows include the payment of insurance claims and benefits (net of ceded claims recovered from reinsurers), commissions to our sales force, insurance and other operating expenses, interest expense for future policy benefit reserves financing transactions, and income taxes.
The distribution and underwriting of term life insurance requires upfront cash outlays at the time the policy is issued as we pay a substantial majority of the sales commission during the first year following the sale of a policy and incur costs for underwriting activities at the inception of a policy’s term. During the early years of a policy's term, we generally receive level term premiums in excess of claims paid. We invest the excess cash generated during earlier policy years in fixed-maturity and equity securities held in support of future policy benefit reserves. In later policy years, cash received from the maturity or sale of invested assets is used to pay claims in excess of level term premiums received.
Historically, cash flows generated by our businesses, primarily from our existing block of term life policies and our investment and savings products, have provided our consolidated entities with sufficient liquidity to meet their operating requirements. We anticipate that cash flows from our businesses will continue to provide sufficient operating liquidity over the next 12 months.
We may seek to enhance our liquidity position or capital structure through borrowings from third-party sources, sales of debt or equity securities, reserve financings or some combination of these sources. Additionally, we believe that cash flows from our businesses and potential sources of funding, as described above, will sufficiently support the long-term liquidity needs of the Parent Company and our subsidiaries.
Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$187,899	$124,333	$87,215
Net cash provided by investing activities	35,484	62,294	128,699
Net cash used in financing activities	(184,940)	(211,086)	(206,556)
Effect of foreign exchange rate changes on cash	(1,470)	597	682
Change in cash and cash equivalents	$36,973	$(23,862)	$10,040
Operating activities. Net cash provided by operating activities in 2013 increased from 2012 primarily due to cash received from the collection of premium revenues in excess of benefits and claims paid in our New Term business. The additional layering of net premiums from our New Term business has generated positive incremental cash flows after payments are made for policy acquisition costs during the first year that policies are issued. Also contributing to the increase in operating cash flows in 2013 were timing differences in payments to fund obligations under the 10% Coinsurance Agreement with Citigroup. This increase is partially offset by proceeds from maturities of trading investments during 2012.
In 2012, net cash provided by operating activities was higher than in 2011 primarily due to the cash generated from the additional year of policies issued for our New Term business. Proceeds from maturities of trading investments during 2012 further contributed to the increase in cash provided by operating activities. The increase in cash provided by operating activities from 2011 was partially offset by increased funding of the deposit asset related to the 10% Coinsurance Agreement and the timing difference in the payment of coinsurance premiums to Citigroup that occurred at the beginning of 2012.
Investing activities. The decline in cash provided by investing activities in 2013 compared to 2012 was primarily attributable to lower net proceeds from sales and purchases of invested assets used to fund share repurchases. Additionally, capital expenditures related to the relocation of our corporate headquarters in 2013 resulted in higher investing cash outflows than in 2012.
The change in net cash provided by investing activities in 2012 from 2011 was substantially driven by the method of funding used for share repurchases each year. The Company primarily used proceeds from sales of investments to fund share repurchases in 2011, while proceeds from the issuance of the Senior Notes, cash from operations, and sales of investments were used to fund share repurchases in 2012.
Financing activities. Cash used in financing activities during 2013 was lower compared to 2012 due to fewer repurchases of shares and warrants. This was partially offset by the net increase in borrowings from the refinancing of our notes payable in 2012 and higher dividends paid to stockholders in 2013.
Cash used in financing activities for 2012 was modestly higher than in 2011 as higher share repurchases and cash dividends paid to shareholders were mostly offset by the net increase in borrowings from the refinancing of our notes payable in July 2012.

Risk-Based Capital. The NAIC has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.
As of December 31, 2013, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth. Primerica Life's RBC ratio remained well positioned to support existing operations and fund future growth.
In Canada, an insurer’s minimum capital requirement is overseen by OSFI and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of December 31, 2013, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.
For more information regarding statutory capital requirements and dividend capacities of our insurance subsidiaries see Note 14 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information.
Redundant Reserve Financing. The Model Regulation entitled Valuation of Life Insurance Policies, commonly known as Regulation XXX, requires insurers to carry statutory policy benefit reserves for term life insurance policies with long-term premium guarantees which are often significantly in excess of the future policy benefit reserves that insurers deem necessary to satisfy claim obligations ("redundant policy benefit reserves"). Accordingly, many insurance companies have sought ways to reduce their capital needs by financing redundant policy benefit reserves through bank financing, reinsurance arrangements and other financing transactions. In March 2012, we entered into a Regulation XXX redundant reserve financing transaction to more efficiently manage and deploy our excess capital. Concurrently, Peach Re, Inc. ("Peach Re"), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, entered into a Credit Facility Agreement whereby a letter of credit ("LOC") was issued to support certain obligations of Peach Re for its redundant policy benefit reserves related to level premium term life insurance policies ceded to Peach Re from Primerica Life under a coinsurance agreement ("Peach Re Coinsurance Agreement"). The LOC has a term of approximately fourteen years and was issued in an initial amount of $450.0 million. Subject to certain conditions, the amount of the LOC will be periodically increased to a maximum amount of $510.0 million in 2014.
We intend to consider redundant reserve financing transactions in the future as a cost effective form of managing capital. We do not, however, rely on this capital to fund our current operations and do not anticipate relying on capital from future transactions to fund future operating liquidity needs or debt obligations.
See Note 15 (Commitments and Contingent Liabilities) to our consolidated financial statements for more information.
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
We were in compliance with the covenants of the Senior Notes at December 31, 2013. No events of default(s) occurred on the Senior Notes during the year ended December 31, 2013.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of December 31, 2013, our debt-to-capital ratio was 23.5%.
Financial Ratings. As of December 31, 2013, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior debt rating
Moody’s	Baa2, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of December 31, 2013, Primerica Life's financial strength ratings were as follows:

Agency	Financial strength rating
Moody’s	A2, stable outlook
Standard & Poor's	AA-, stable outlook
A.M. Best Company	A+, stable outlook
Share and Warrant Repurchases. On June 3, 2013, we used funds from ordinary dividends paid by Primerica Life, as well as other funds, to repurchase approximately 2.5 million shares of our common stock and warrants to purchase approximately 4.1 million shares of our common stock from certain private equity funds managed by Warburg Pincus LLC ("Warburg Pincus") at a purchase price of $34.67 per outstanding common share and at a purchase price for the warrants equal to $16.67 per underlying share. The per-share purchase price was determined based on the closing price of our common stock on May 28, 2013, which was the execution date of the agreement to repurchase the shares, and the purchase price per warrant was equal to the per-share purchase price less the warrant exercise price of $18.00 per underlying share. The aggregate purchase price for the shares and warrants was approximately $154.7 million. Warburg Pincus no longer owns an equity interest in Primerica.
Securities Lending. We participate in securities lending transactions with brokers to increase investment income with minimal risk. See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 3 (Investments) to our consolidated financial statements included elsewhere in this report for additional information.
Short-Term Borrowings. We had no short-term borrowings as of or during the year ended December 31, 2013.
Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of December 31, 2013 consisted of the LOC issued under the Credit Facility Agreement as noted above.
Contractual Obligations. Our contractual obligations, including payments due by period, were as follows:

	December 31, 2013
	Total Liability	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Future policy benefits	$5,063	$16,763	$1,131	$2,224	$2,115	$11,293
Policy claims and other benefits payable	253	253	253	—	—	—
Other policyholder funds	338	338	338	—	—	—
Long-term debt principal	374	375	—	—	—	375
Interest obligations	8	207	25	47	48	87
Commissions	21	392	114	49	45	184
Purchase obligations	5	43	25	18	—	—
Operating lease obligations	n/a	82	7	13	12	50
Current income tax payable	15	15	15	—	—	—
Other liabilities	344	334	310	24	—	—
Total contractual obligations	$6,421	$18,802	$2,218	$2,375	$2,220	$11,989
Our liability for future policy benefits represents the present value of estimated future policy benefits to be paid, less the present value of estimated future net premiums to be collected. Net benefit premiums represent the portion of gross premiums required to provide for all benefits and associated expenses. These benefit payments are contingent on policyholders continuing to renew their policies and make their premium payments. Our contractual obligations table discloses the impact of benefit payments that will be due assuming the underlying policy renewals and premium payments continue as expected in our actuarial models. The future policy benefit payments represented in the table are presented on an undiscounted basis, gross of any amounts recoverable through reinsurance agreements and gross of any premiums to be collected. We expect to fully fund the obligations for future policy benefits from cash flows from general account invested assets and from future premiums. These estimations are based on mortality and lapse assumptions comparable with our historical experience. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
Policy claims and other benefits payable represents claims and benefits currently owed to policyholders.
Other policyholders’ funds primarily represent claim payments left on deposit with us.

Long-term debt principal relates to our Senior Notes, and interest obligations (reported within Other liabilities in our Consolidated Balance Sheets) represent the expected future interest payments on outstanding debt issued by the Company and expected future expense payments related to any issued letters of credit under the Credit Facility Agreement as of December 31, 2013.
Commissions represent gross, undiscounted commissions that we expect to incur, contingent on the policyholders continuing to renew their policies and make their premium payments as noted above. The total liability amount is reported within Other liabilities in our Consolidated Balance Sheets.
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These obligations consist primarily of accounts payable and certain accrued liabilities, including committed funds related to meetings and conventions for our independent sales force, plus a variety of vendor commitments funding our ongoing business operations. The total liability amount is reported within Other liabilities in our Consolidated Balance Sheets.
Our operating lease obligations primarily relate to office, warehouse, printing, and distribution properties. Our executive and home operations for all of our domestic U.S. operations (except New York) are located in Duluth, Georgia, in a build-to-suit facility that was completed in 2013. The initial lease term is 15 years with estimated minimum annual rental payments ranging from approximately $4.5 million at inception to approximately $5.6 million in year 15.
Other liabilities are obligations reported within the Consolidated Balance Sheets and consist primarily of amounts due under reinsurance agreements and general accruals and payables. The total payments within the table differ from the amounts presented in our Consolidated Balance Sheets due to the exclusion of amounts where a reasonable estimate of the period of settlement cannot be determined.
For additional information concerning our commitments and contingencies, see Note 15 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report.

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
Interest Rate Risk. The fair value of the fixed-maturity securities in our invested asset portfolio as of December 31, 2013 was approximately $1.8 billion. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolios to decline by approximately $64.2 million, or approximately 4%, based on our actual securities positions as of December 31, 2013.
If interest rates remain at or near historically low levels, we anticipate the average yield of our fixed income investment portfolio, and therefore the investment income derived from it, to decrease as maturing fixed income investments will be replaced with purchases of lower yielding investments. Approximately $230.6 million of our fixed income investment portfolio with an average book yield of around 4.5% is scheduled to mature during 2014.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. For the year ended December 31, 2013, 18% of our revenues from operations, excluding realized investment gains, were generated by our Canadian operations. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar has the opposite effect. Historically, we have not hedged this exposure, although we may elect to do so in future periods.
One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2013. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the year ended December 31, 2013 by approximately $6.8 million.
Credit Risk. We extensively use reinsurance in the United States to diversify our insurance and underwriting risk and to manage our loss exposure to mortality risk. Reinsurance does not relieve us of our direct liability to our policyholders. Due to factors such as insolvency, adverse underwriting results or inadequate investment returns, our reinsurers may not be able to pay the amounts they owe us on a timely basis or at all. Further, reinsurers might refuse or fail to pay losses that we cede to them or might delay payment. To limit our exposure with any one reinsurer, we monitor the concentration of credit risk we have with our reinsurance counterparties, as well as their financial condition. We manage this reinsurer credit risk through analysis and monitoring of the credit-worthiness of each of our reinsurance partners to minimize collection issues. Also, for reinsurance contracts with unauthorized reinsurers, we require collateral such as letters of credit. For information on our reinsurance exposure and reinsurers, see Note 5 (Reinsurance) to our consolidated financial statements included elsewhere in this report.
In connection with our Credit Facility Agreement, the Company assumes credit risk associated with Deutsche Bank’s ability to make payment to us as fulfillment of their obligations under the letter of credit. Such a draw on the letter of credit would only be requested in the event that the assets held in support of the liabilities assumed by Peach Re were insufficient, which, based on actuarial analysis, is unlikely. For information on our Credit Facility Agreement, see Note 15 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The stockholders and board of directors of Primerica, Inc.:
We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primerica, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primerica, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Atlanta, Georgia
February 27, 2014

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,663,022 in 2013 and $1,711,582 in 2012)	$1,755,712	$1,887,014
Equity securities available for sale, at fair value (cost: $32,592 in 2013 and $29,955 in 2012)	39,894	37,147
Trading securities, at fair value (cost: $13,025 in 2013 and $7,740 in 2012)	12,991	7,762
Policy loans	26,806	24,613
Total investments	1,835,403	1,956,536
Cash and cash equivalents	149,189	112,216
Accrued investment income	18,127	19,540
Due from reinsurers	4,055,054	4,005,194
Deferred policy acquisition costs, net	1,208,466	1,066,422
Premiums and other receivables	175,789	170,656
Intangible assets, net	68,863	69,816
Deferred income taxes	32,450	17,256
Other assets	282,780	302,126
Separate account assets	2,503,829	2,618,115
Total assets	$10,329,950	$10,337,877
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$5,063,103	$4,850,488
Unearned premiums	1,802	6,056
Policy claims and other benefits payable	253,304	254,533
Other policyholders’ funds	337,977	345,721
Notes payable	374,481	374,433
Current income tax payable	15,019	28,407
Deferred income taxes	90,866	86,204
Other liabilities	377,690	358,577
Payable under securities lending	89,852	139,927
Separate account liabilities	2,503,829	2,618,115
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,107,923	9,062,461
Stockholders’ equity:
Common stock ($.01 par value; authorized 500,000 in 2013 and 2012; and issued 54,834 shares in 2013 and 56,374 shares in 2012)	548	564
Paid-in capital	472,633	602,269
Retained earnings	640,840	503,173
Accumulated other comprehensive income, net of income tax:
Unrealized foreign currency translation gains (losses)	41,974	55,487
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	67,379	114,958
Net unrealized investment losses other-than-temporarily impaired	(1,347)	(1,035)
Total stockholders’ equity	1,222,027	1,275,416
Total liabilities and stockholders’ equity	$10,329,950	$10,337,877
See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year ended December 31,
	2013	2012	2011
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$2,302,069	$2,267,975	$2,229,467
Ceded premiums	(1,644,158)	(1,663,753)	(1,703,075)
Net premiums	657,911	604,222	526,392
Commissions and fees	471,808	429,044	414,471
Net investment income	88,752	100,804	108,601
Realized investment gains (losses), including other-than-temporary impairment losses	6,246	11,382	6,440
Other, net	42,731	45,263	47,189
Total revenues	1,267,448	1,190,715	1,103,093
Benefits and expenses:
Benefits and claims	301,475	278,747	242,696
Amortization of deferred policy acquisition costs	129,183	118,598	104,034
Sales commissions	232,237	204,569	191,722
Insurance expenses	108,658	96,541	89,192
Insurance commissions	22,471	27,555	38,618
Interest expense	35,018	33,101	27,968
Other operating expenses	187,208	164,716	164,954
Total benefits and expenses	1,016,250	923,827	859,184
Income before income taxes	251,198	266,888	243,909
Income taxes	88,473	93,082	86,718
Net income	$162,725	$173,806	$157,191
Earnings per share:
Basic	$2.87	$2.77	$2.11
Diluted	$2.83	$2.71	$2.08
Weighted-average shares used in computing earnings per share:
Basic	55,834	61,059	72,283
Diluted	56,625	62,401	73,107
Supplemental disclosures:
Total impairment losses	$(1,095)	$(1,204)	$(2,198)
Impairment losses recognized in other comprehensive income before income taxes	479	563	183
Net impairment losses recognized in earnings	(616)	(641)	(2,015)
Other net realized investment gains (losses)	6,862	12,023	8,455
Realized investment gains (losses), including other-than-temporary impairment losses	$6,246	$11,382	$6,440
Dividends declared per share	$0.44	$0.24	$0.10
See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$162,725	$173,806	$157,191
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	(68,769)	39,945	3,839
Reclassification adjustment for realized investment (gains) losses included in net income	(4,909)	(11,475)	(5,926)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(13,695)	4,221	(3,645)
Total other comprehensive income (loss) before income taxes	(87,373)	32,691	(5,732)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(25,969)	9,946	(1,457)
Other comprehensive income (loss), net of income taxes	(61,404)	22,745	(4,275)
Total comprehensive income	$101,321	$196,551	$152,916
See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2013	2012	2011
	(In thousands, except per-share amounts)
Common stock:
Balance, beginning of period	$564	$649	$728
Repurchases of shares	(29)	(99)	(180)
Net issuance of common stock	13	14	101
Balance, end of period	548	564	649
Paid-in capital:
Balance, beginning of period	602,269	835,232	1,010,635
Share-based compensation	39,195	33,236	29,444
Net issuance of common stock	(13)	(14)	(101)
Repurchases of common stock	(101,044)	(268,113)	(203,929)
Repurchases of warrants	(68,399)	—	—
Adjustments to paid-in capital, other	625	1,928	(817)
Balance, end of period	472,633	602,269	835,232
Retained earnings:
Balance, beginning of period	503,173	344,104	194,225
Net income	162,725	173,806	157,191
Dividends	(25,058)	(14,737)	(7,312)
Balance, end of period	640,840	503,173	344,104
Accumulated other comprehensive income:
Balance, beginning of period	169,410	146,665	150,940
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(182) in 2013, $(18) in 2012, and $0 in 2011	(13,513)	4,239	(3,645)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $(25,619) in 2013, $9,624 in 2012, and $(1,785) in 2011	(47,579)	17,876	(1,240)
Change in net unrealized investment gains (losses) other-than-temporarily impaired, net of income tax expense (benefit) of $(168) in 2013, $340 in 2012, and $328 in 2011	(312)	630	610
Balance, end of period	108,006	169,410	146,665
Total stockholders’ equity	$1,222,027	$1,275,416	$1,326,650
See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$162,725	$173,806	$157,191
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	228,341	243,062	213,583
Deferral of policy acquisition costs	(267,523)	(268,154)	(263,603)
Amortization of deferred policy acquisition costs	129,183	118,598	104,034
Deferred tax provision	18,333	13,332	(3,424)
Change in income taxes	(13,045)	(12,707)	(16,733)
Realized investment (gains) losses, including other-than-temporary impairments	(6,246)	(11,382)	(6,440)
Accretion and amortization of investments	(4,554)	(2,766)	(2,818)
Depreciation and amortization	10,803	10,095	10,731
Change in due from reinsurers	(73,070)	(141,918)	(132,411)
Change in premiums and other receivables	(8,241)	(762)	3,464
Trading securities sold, matured, or called (acquired), net	(5,265)	35,738	3,597
Share-based compensation	13,788	18,944	17,886
Change in other operating assets and liabilities, net	2,670	(51,553)	2,158
Net cash provided by (used in) operating activities	187,899	124,333	87,215
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	98,277	304,838	214,807
Fixed-maturity securities — matured or called	266,738	263,351	375,124
Equity securities	6,200	2,828	3,037
Available-for-sale investments acquired:
Fixed-maturity securities	(308,904)	(492,094)	(460,459)
Equity securities	(3,009)	(5,680)	(144)
Purchases of property and equipment and other investing activities, net	(23,818)	(10,949)	(3,666)
Cash collateral received (returned) on loaned securities, net	(50,075)	(9,431)	(32,368)
Sales (purchases) of short-term investments using securities lending collateral, net	50,075	9,431	32,368
Net cash provided by (used in) investing activities	35,484	62,294	128,699
Cash flows from financing activities:
Dividends paid	(25,058)	(14,737)	(7,312)
Common stock repurchased	(101,073)	(268,212)	(204,109)
Warrants repurchased	(68,399)	—	—
Excess tax benefits on share-based compensation	9,590	5,266	4,865
Proceeds from issuance of Senior Notes, net of discount	—	374,411	—
Payment of note issued to Citigroup	—	(300,000)	—
Payments of deferred financing costs	—	(7,814)	—
Net cash provided by (used in) financing activities	(184,940)	(211,086)	(206,556)
Effect of foreign exchange rate changes on cash	(1,470)	597	682
Change in cash and cash equivalents	36,973	(23,862)	10,040
Cash and cash equivalents, beginning of period	112,216	136,078	126,038
Cash and cash equivalents, end of period	$149,189	$112,216	$136,078

Supplemental disclosures of cash flow information:
Income taxes paid	$68,599	$85,365	$96,305
Interest paid	32,905	38,416	27,555
Impairment losses included in realized investment gains (losses), including other-than-temporary impairments	616	641	2,015
Non-cash activities:
Share-based compensation	$39,195	$33,236	$29,444
Net contributions from (distributions to) Citigroup	—	1,961	1,426
See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Prior to April 1, 2010, we were wholly owned by Citigroup Inc. (“Citigroup”). In April 2010, we completed a series of transactions (the “corporate reorganization”) that included an initial public offering of our common stock by Citigroup pursuant to the Securities Act of 1933, as amended (the “IPO”).
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
Consolidation. The accompanying consolidated financial statements include the accounts of the Company and those entities required to be consolidated under applicable accounting standards. All material intercompany profits, transactions, and balances among the consolidated entities have been eliminated.
Reclassifications. Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on net income or total stockholders' equity.
Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements at December 31, 2013.
Foreign Currency Translation. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated monthly at amounts that approximate weighted-average exchange rates. Translation adjustments are reported in other comprehensive income (loss).
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

Investment transactions are recorded on a trade-date basis. We use the specific-identification method to determine the realized gains or losses from securities transactions and report the realized gains or losses in the accompanying consolidated statements of income.
Unrealized gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income except for the credit loss components of other-than-temporary declines in fair value, which are recorded as realized losses in the accompanying consolidated statements of income.
Investments are reviewed on a quarterly basis for other-than-temporary impairments ("OTTI"). Credit risk, interest rate risk, the amount of time the security has been in an unrealized loss position, actions taken by ratings agencies, and other factors are considered in determining whether an unrealized loss is other-than-temporary. Our consolidated statements of income for the three years ended December 31, 2013 reflect the impairment on debt securities that we intend to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale ("AFS") debt securities that we have no intent to sell and believe that it is more likely than not we will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the remainder is recognized in accumulated other comprehensive income ("AOCI") in the accompanying consolidated financial statements. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security. Any subsequent changes in fair value of the security related to non-credit factors recognized in other comprehensive income are presented as an adjustment to the amount previously presented in the net unrealized investment gains (losses) other-than-temporarily impaired category of accumulated other comprehensive income.
Interest income on fixed-maturity securities is recorded when earned using the effective-yield method, which gives consideration to amortization of premiums and accretion of discounts. Dividend income on equity securities is recorded when declared. These amounts are included in net investment income in the accompanying consolidated statements of income.
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
All reinsurance contracts in effect for the three-year period ended December 31, 2013 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.
Ceded premiums are treated as a reduction to direct premiums and are recognized when due to the assuming company. Ceded claims are treated as a reduction to direct benefits and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as a reduction to benefits expense and are recognized during the applicable financial reporting period.
Reinsurance premiums, commissions, expense reimbursements and benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying contracts using assumptions consistent with those used to account for the underlying policies. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liabilities and policy benefits associated with reinsured policies. Ceded policy reserves and claims liabilities relating to insurance ceded are shown as due from reinsurers on the accompanying consolidated balance sheets.
We analyze and monitor the credit-worthiness of each of our reinsurance partners to minimize collection issues. For reinsurance contracts with unauthorized reinsurers, we require collateral such as letters of credit.
To the extent we receive ceding allowances to cover policy and claims administration under reinsurance contracts, these allowances are treated as a reduction to insurance commissions and expenses and are recognized when due from the assuming company. To the extent we receive ceding allowances reimbursing commissions that would otherwise be deferred, the amount of commissions deferrable will be reduced. The corresponding DAC balances are reduced on a pro rata basis by the portion of the business reinsured with reinsurance agreements that meet risk transfer provisions. The reduced DAC will result in a corresponding reduction of amortization expense.
Deferred Policy Acquisition Costs. We only defer the costs of acquiring new business to the extent that they result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. These deferred policy acquisition costs mainly include commissions and policy issue expenses. DAC is subject to recoverability testing annually and when impairment indicators exist. We make certain assumptions regarding persistency, expenses, investment yields and claims. These assumptions may not be modified, or unlocked, unless recoverability testing deems them to be inadequate. We update assumptions for new business to reflect the most recent experience. DAC is amortized over the initial premium-paying period of the related policies in proportion to annual premium income. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency could result in a material increase or decrease of DAC amortization in a particular period. All other acquisition-related costs, including unsuccessful acquisition and renewal efforts, are charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and are charged to expense as incurred.
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
The components of intangible assets were as follows:

	December 31,
	2013			2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Indefinite-lived intangible asset	$45,275	n/a	$45,275	$45,275	n/a	$45,275
Amortizing intangible assets	88,719	(65,131)	23,588	86,162	(61,621)	24,541
Total intangible assets	$133,994	$(65,131)	$68,863	$131,437	$(61,621)	$69,816
We have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with our sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of October 1, 2013 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.
We have an amortizing intangible asset related to a 1995 sales agreement termination payment to Management Financial Services, Inc., which represents approximately $19.8 million of the net carrying amount of our amortizing intangible assets. This asset is supported by a non-compete agreement with the founder of our business model. We calculate the amortization of this contract buyout on a straight-line basis over 24 years, which represents the life of the non-compete agreement. Intangible asset amortization expense was approximately $3.4 million in 2013, 2012 and 2011. Amortization expense is expected to be approximately $3.4 million annually during the remainder of the amortization period. The remaining net carrying value of our amortizing intangible assets consists of capitalized software that is included in certain services used by our customers. Beginning in 2013, this capitalized software is amortized on a straight-line basis over its estimated useful life of three years. Amortization expense for this computer software was approximately $0.1 million in 2013 and is expected to be approximately $1.3 million in 2014 and 2015 and $1.1 million in 2016. No events have occurred during 2013, and no factors exist as of December 31, 2013 that would indicate that the net carrying value of our amortizing intangible assets may not be recoverable or will not be used throughout their estimated useful life.

Property and Equipment. Property and equipment, which are included in other assets, are stated at cost, less accumulated depreciation. Depreciation is recognized on a straight-line basis over the asset's estimated useful life, which is estimated as follows:

Estimated Useful Life
Data processing equipment and software	3 to 5 years
Leasehold improvements	Lesser of 15 years or remaining life of lease
Furniture and other equipment	5 to 15 years
Depreciation expense is included in other operating expenses in the accompanying consolidated statements of income. Depreciation expense was $7.3 million, $6.1 million, and $7.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Property and equipment balances were as follows:

	December 31,
	2013	2012
	(In thousands)
Data processing equipment and software	$59,237	$56,872
Leasehold improvements	19,090	14,201
Other, principally furniture and equipment	34,783	24,933
	113,110	96,006
Accumulated depreciation	(88,060)	(82,648)
Net property and equipment	$25,050	$13,358
Separate Accounts. The separate accounts are primarily comprised of contracts issued by the Company through its subsidiary, Primerica Life Canada, pursuant to the Insurance Companies Act (Canada). The Insurance Companies Act authorizes Primerica Life Canada to establish the separate accounts.
The separate accounts are represented by individual variable insurance contracts. Purchasers of variable insurance contracts issued by Primerica Life Canada have a direct claim to the benefits of the contract that entitles the holder to units in one or more investment funds (the "Funds") maintained by Primerica Life Canada. The Funds invest in assets that are held for the benefit of the owners of the contracts. The benefits provided vary in amount depending on the market value of the Funds' assets. The Funds' assets are administered by Primerica Life Canada and are held separate and apart from the general assets of the Company. The liabilities reflect the variable insurance contract holders' interests in variable insurance assets based upon actual investment performance of the respective Funds. Separate account operating results relating to contract holders' interests are excluded from our consolidated statements of income.
Primerica Life Canada's contract offerings guarantee the maturity value at the date of maturity (or upon death, whichever occurs first) to be equal to 75% of the sum of all contributions made, net of withdrawals, on a first-in first-out basis. Otherwise, the maturity value or death benefit will be the accumulated value of units allocated to the contract at the specified valuation date. The amount of this value is not guaranteed, but will fluctuate with the fair value of the Funds.
Policyholder Liabilities. Future policy benefits are accrued over the current and expected renewal periods of the contracts. Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method, including assumptions as to investment yields, mortality, persistency, and other assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The underlying mortality tables are the Society of Actuaries ("SOA") 65-70, SOA 75-80, SOA 85-90, and the 91 Bragg, modified to reflect various underwriting classifications and assumptions. Investment yield reserve assumptions at December 31, 2013 and 2012 ranged from approximately 3.5% to 7.0%. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. The liability for policy claims and other benefits payable on traditional life and disability insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.
The future policy benefit reserves we establish are necessarily based on estimates, assumptions and our analysis of historical experience. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our future policy benefit reserves and pricing our products. Our future policy benefit reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.
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
Income Taxes. We are subject to the income tax laws of the United States, its states, municipalities, and certain unincorporated territories, and those of Canada. These tax laws can be complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the applicability of these tax laws. We also must make estimates about the future impact certain items will have on taxable income in the various tax jurisdictions, both domestic and foreign.
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
Commissions and Fees. We receive commission revenues from the sale of various non-life insurance products on a monthly basis. Commissions are generally received on sales of mutual funds and annuities. We also receive trail commission revenues from mutual fund and annuity products on a monthly basis based on the daily net asset value of shares sold by us. We, in turn, pay certain commissions to our sales force. Additionally, we receive marketing and support fees from product originators. We also receive management fees based on the average daily net asset value of managed accounts and contracts related to separate account assets issued by Primerica Life Canada.
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
Share-Based Transactions. For employee and director share-based compensation, we determine a grant date fair value, based on the price of our publicly-traded common stock, and recognize the related compensation expense, adjusted for expected forfeitures, in the statement of income over the vesting period of the respective awards. For non-employee share-based compensation, we recognize the impact during the period of performance, and the fair value of the award is measured as of the vesting date. To the extent that a share-based award contains sale restrictions extending beyond the vesting date, we reduce the recognized fair value of the award to reflect the corresponding illiquidity discount. Most non-employee share-based compensation is an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred. We defer these expenses and amortize the impact over the life of the underlying life insurance policies acquired.
Earnings Per Share ("EPS"). The Company has outstanding common stock and equity awards that consist of restricted stock, restricted stock units ("RSUs"), and stock options. The restricted stock and outstanding RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. Unvested restricted stock and unvested RSUs are deemed participating securities for purposes of calculating EPS as they maintain dividend rights.
See Note 12 (Earnings Per Share) for details related to the calculations of our basic and diluted EPS using the two-class method.

New Accounting Principles
In July 2012, the FASB issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles — Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which allows an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. The Company assesses its indefinite-lived intangible asset for impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amendments in the update were applied prospectively in our fiscal year beginning January 1, 2013 and had no impact on our financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments of ASU 2013-02 require an entity to provide additional information about the amounts reclassified out of accumulated other comprehensive income. The amendments in ASU 2013-02 were applied prospectively for our fiscal year beginning January 1, 2013. The disclosures required by this update are included in this report and had no impact on our financial position, results of operations, or cash flows.

(2) Segment Information
We have two primary operating segments — Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes mutual funds and variable annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. In the United States, we distribute mutual fund and annuity products of several third-party companies. We also earn fees for account servicing on a subset of the mutual funds we distribute. In Canada, we offer a Primerica-branded fund-of-funds mutual fund product, as well as mutual funds of well-known mutual fund companies. These two operating segments are managed separately because their products serve different needs — term life insurance protection versus wealth-building savings products.
We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to the distribution of non-core products, prepaid legal services and various financial products other than our core term life insurance products. With the exception of certain life and disability insurance products, which we underwrite, these products are distributed pursuant to arrangements with third parties.
Total assets by segment were as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Assets:
Term life insurance segment	$6,783,194	$6,400,126	$5,949,187
Investment and savings products segment	2,699,000	2,810,137	2,591,137
Corporate and other distributed products segment	847,756	1,127,614	1,311,496
Total assets	$10,329,950	$10,337,877	$9,851,820
Assets specifically related to a segment are held in that segment. We allocate invested assets to the Term Life Insurance segment based on the book value of invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Remaining invested assets and all unrealized gains and losses are allocated to the Corporate and Other Distributed Products segment. In connection with our corporate reorganization in 2010, we signed a reinsurance agreement subject to deposit accounting (the "10% Coinsurance Agreement") with Prime Reinsurance Company, Inc. ("Prime Re"), an affiliate of Citigroup, and have recognized a deposit asset in the Corporate and Other Distributed Products segment. DAC is recognized in a particular segment based on the product to which it relates. Separate account assets supporting the segregated funds product in Canada are held in the Investment and Savings Products segment. Any remaining unallocated assets are reported in the Corporate and Other Distributed Products segment.
Excluding separate accounts, the Investment and Savings Product segment assets were approximately $195.8 million, $192.8 million, and $183.6 million as of December 31, 2013, 2012, and 2011, respectively.

Results of operations by segment were as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Revenues:
Term life insurance segment	$694,975	$640,134	$552,975
Investment and savings products segment	457,138	413,965	396,703
Corporate and other distributed products segment	115,335	136,616	153,415
Total revenues	$1,267,448	$1,190,715	$1,103,093
Income (loss) before income taxes:
Term life insurance segment	$197,201	$185,926	$160,431
Investment and savings products segment	105,149	121,116	117,076
Corporate and other distributed products segment	(51,152)	(40,154)	(33,598)
Total income before income taxes	$251,198	$266,888	$243,909
The deposit asset recognized in connection with our 10% Coinsurance Agreement generates an effective yield, which is reported in the Corporate and Other Distributed Products segment and reflected in net investment income in our consolidated statements of income. We then allocate the remaining net investment income based on the book value of the invested assets allocated to the Term Life Insurance segment compared to the book value of total invested assets.
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
In the second quarter of 2013, we changed our measurement of segment information to reclassify the deposit asset underlying the 10% Coinsurance agreement, as well as the related mark-to-market adjustments included in the calculation of its effective yield, to the Corporate and Other Distributed Products segment instead of the Term Life Insurance segment. The deposit asset reflects a unique corporate financing-related asset, changes in the market value of which are no longer viewed by management for purposes of making decisions about allocating resources to the Term Life Insurance segment and assessing its performance. All prior period information has been adjusted to consistently reflect this change in segment measurement. The change did not impact our consolidated financial statements.
The change in measurement of segment information increased total assets in the Corporate and Other Distributed Products segment and decreased total assets in the Term Life Insurance segment by approximately $91.5 million and $60.0 million as of December 31, 2012 and 2011, respectively. The amount of segment revenues and segment income (loss) before income taxes reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment was approximately $2.9 million and $2.0 million for the year ended December 31, 2012 and 2011, respectively.
See “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for more information regarding our operating segments.

Long-lived assets and results of operations by country were as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Long-lived assets by country:
United States	$93,276	$82,724	$84,550
Canada	637	450	316
Total long-lived assets	$93,913	$83,174	$84,866

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Revenues by country:
United States	$1,035,064	$971,615	$895,067
Canada	232,384	219,100	208,026
Total revenues	$1,267,448	$1,190,715	$1,103,093
Income before income taxes by country:
United States	$183,504	$202,391	$181,151
Canada	67,694	64,497	62,758
Total income before income taxes	$251,198	$266,888	$243,909

(3) Investments
The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities available for sale follow:

	December 31, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$8,696	$485	$(127)	$9,054
Foreign government	111,610	7,512	(2,766)	116,356
States and political subdivisions	32,308	1,860	(468)	33,700
Corporates	1,240,100	84,545	(11,931)	1,312,714
Mortgage- and asset-backed securities	270,308	14,610	(1,030)	283,888
Total fixed-maturity securities(1)	1,663,022	109,012	(16,322)	1,755,712
Equity securities	32,592	7,935	(633)	39,894
Total fixed-maturity and equity securities	$1,695,614	$116,947	$(16,955)	$1,795,606
____________________

(1)	Includes $2.1 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$6,722	$812	$—	$7,534
Foreign government	101,171	16,238	(17)	117,392
States and political subdivisions	31,176	3,596	(19)	34,753
Corporates	1,265,179	134,710	(2,763)	1,397,126
Mortgage- and asset-backed securities	307,334	23,999	(1,124)	330,209
Total fixed-maturity securities(1)	1,711,582	179,355	(3,923)	1,887,014
Equity securities	29,955	7,529	(337)	37,147
Total fixed-maturity and equity securities	$1,741,537	$186,884	$(4,260)	$1,924,161
____________________

(1)	Includes $1.6 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.
The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale securities was as follows:

	December 31,
	2013	2012
	(In thousands)
Net unrealized investment gains (losses) including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$99,992	$182,624
Currency swaps	72	97
Foreign currency translation adjustment	1,523	(7,456)
Other-than-temporary impairments	2,072	1,592
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	103,659	176,857
Deferred income taxes	(36,280)	(61,899)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$67,379	$114,958
We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying value of the fixed-maturity securities classified as trading securities were approximately $13.0 million and $7.8 million as of December 31, 2013 and 2012, respectively.
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
As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $18.4 million and $20.5 million as of December 31, 2013 and 2012, respectively.
We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and, to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our balance sheet. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the lent securities as investment assets on our balance sheet during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $89.9 million and $139.9 million as of December 31, 2013 and 2012, respectively.

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at December 31, 2013 follows.

	December 31, 2013
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$167,818	$170,905
Due after one year through five years	482,656	522,966
Due after five years through 10 years	697,908	730,409
Due after 10 years	44,332	47,544
	1,392,714	1,471,824
Mortgage- and asset-backed securities	270,308	283,888
Total fixed-maturity securities	$1,663,022	$1,755,712
Actual maturities may differ from scheduled contractual maturities, because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Fixed-maturity securities	$89,860	$100,520	$109,907
Equity securities	1,186	1,051	717
Policy loans and other invested assets	1,363	1,251	1,414
Cash and cash equivalents	272	454	307
Market return on deposit asset underlying 10% Coinsurance agreement	938	2,903	2,020
Gross investment income	93,619	106,179	114,365
Investment expenses	(4,867)	(5,375)	(5,764)
Net investment income	$88,752	$100,804	$108,601
The components of net realized investment gains (losses), as well as details on gross realized investment gains (losses) and proceeds from sales or other redemptions, were as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Gross realized investment gains (losses):
Gross gains from sales	$6,734	$11,882	$8,382
Gross losses from sales	(1,209)	(83)	(441)
Gross gains from securities transferred from available-for-sale to trading	—	323	—
Gross losses from securities transferred from available-for-sale to trading	—	(6)	—
Other-than-temporary impairment losses	(616)	(641)	(2,015)
Gains (losses) from bifurcated options	1,337	(93)	514
Net realized investment gains (losses)	$6,246	$11,382	$6,440
Supplemental Information:
Realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings for unrealized gains (losses) realized upon the sale of available-for-sale securities	$4,909	$11,475	$5,926
Tax expense (benefit) associated with realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings for unrealized gains (losses) realized upon the sale of available-for-sale securities	$1,718	$4,016	$2,074
Proceeds from sales or other redemptions	$371,215	$571,017	$592,968

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
Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $454.2 million and $111.9 million as of December 31, 2013 and 2012, respectively.
The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2013
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses		Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,817	$(36)	3	$859	$(91)		2
Foreign government	34,869	(2,190)	47	5,999	(576)		13
States and political subdivisions	8,520	(468)	11	152	—	(1)	1
Corporates	296,192	(9,510)	295	19,022	(2,421)		31
Mortgage- and asset-backed securities	54,215	(536)	46	10,523	(494)		9
Total fixed-maturity securities	397,613	(12,740)		36,555	(3,582)
Equity securities	3,081	(633)	7	—	—		—
Total fixed-maturity and equity securities	$400,694	$(13,373)		$36,555	$(3,582)
____________________

(1)	Less than $1 thousand.

	December 31, 2012
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
Foreign government	$5,146	$(17)	12	$—	$—	—
States and political subdivisions	1,498	(19)	3	—	—	—
Corporates	70,176	(1,189)	58	7,055	(1,574)	11
Mortgage- and asset-backed securities	15,367	(22)	18	6,409	(1,102)	10
Total fixed-maturity securities	92,187	(1,247)		13,464	(2,676)
Equity securities	1,461	(147)	6	522	(190)	1
Total fixed-maturity and equity securities	$93,648	$(1,394)		$13,986	$(2,866)
The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	December 31, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$31	$267	$165	$712
Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Impairments on fixed-maturity securities not in default	$609	$479	$1,831
Impairments on fixed-maturity securities in default	—	—	179
Impairments on equity securities	7	162	5
Total impairment charges	$616	$641	$2,015
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
As of December 31, 2013, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investments. The overall increase in interest rates during the year ended December 31, 2013 contributed to the declines in fair value of our invested asset portfolio. Because we have the ability to hold these investments until a market price recovery or maturity and we have no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.

Net impairment losses recognized in earnings were as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or is more-likely-than-not that it will not be required to sell:
Total OTTI losses recognized	$832	$991	$1,109
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	(479)	(563)	(183)
Net impairment losses recognized in earnings for securities that the Company does not intend to sell or is more-likely-than-not that it will not be required to sell before recovery	353	428	926
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	263	213	1,089
Net impairment losses recognized in earnings	$616	$641	$2,015
The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held follows.

	December 31,
	2013	2012
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$14,171	$17,403
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	606	10
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	3	469
Reductions due to sales, maturities or calls of credit impaired securities	(264)	(3,711)
Cumulative OTTI credit losses recognized for securities still held, end of period	$14,516	$14,171
Derivatives. We use foreign currency swaps to reduce our foreign exchange risk due to direct investment in foreign currency-denominated debt securities. The aggregate notional balance and fair value of these currency swaps follow.

	December 31,
	2013	2012
	(In thousands)
Aggregate notional balance of currency swaps	$1,000	$5,878
Aggregate fair value of currency swaps	(88)	(2,048)
The change in fair value of these currency swaps is reflected in other comprehensive income as they effectively hedge the variability in cash flows from these foreign currency-denominated debt securities. During 2013, we reclassified a loss from other comprehensive income into realized gains (losses) of approximately $2.0 million upon the settlement of a currency swap and its corresponding tax benefit of approximately $0.7 million was reclassified from other comprehensive income into income taxes. The terms of this currency swap were an identical hedge of the terms of a foreign currency-denominated debt security that we held in our available-for-sale securities portfolio. As such, the loss and tax benefit on the currency swap were equally offset by the foreign currency gain and tax expense reclassified from other comprehensive income into earnings upon the maturity of the foreign currency-denominated debt security. No gains or losses for these currency swaps were reclassified from other comprehensive income into earnings during 2012 and 2011.
The embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains, including OTTI losses. As of December 31, 2013 and 2012, the fair value of these bifurcated options was approximately $4.6 million and $10.2 million, respectively.

We have a deferred loss related to closed forward contracts that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of December 31, 2013 and 2012. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

•
Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; certain mortgage- and asset-backed securities and certain non-exchange-traded derivatives, such as currency swaps; and

•
Level 3. Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid fixed-maturity corporate securities, mortgage- and asset-backed securities.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$—	$9,054	$—	$9,054
Foreign government	—	116,356	—	116,356
States and political subdivisions	—	33,700	—	33,700
Corporates	1,282	1,310,739	693	1,312,714
Mortgage- and asset-backed securities	—	282,341	1,547	283,888
Total available-for-sale fixed-maturity securities	1,282	1,752,190	2,240	1,755,712
Available-for-sale equity securities	34,868	4,978	48	39,894
Trading securities	—	12,991	—	12,991
Separate accounts	—	2,503,829	—	2,503,829
Total fair value assets	$36,150	$4,273,988	$2,288	$4,312,426
Fair value liabilities:
Currency swaps	$—	$88	$—	$88
Separate accounts	—	2,503,829	—	2,503,829
Total fair value liabilities	$—	$2,503,917	$—	$2,503,917

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$—	$7,534	$—	$7,534
Foreign government	—	117,392	—	117,392
States and political subdivisions	—	34,753	—	34,753
Corporates	1,301	1,392,446	3,379	1,397,126
Mortgage- and asset-backed securities	—	328,415	1,794	330,209
Total available-for-sale fixed-maturity securities	1,301	1,880,540	5,173	1,887,014
Available-for-sale equity securities	26,608	10,491	48	37,147
Trading securities	—	7,762	—	7,762
Separate accounts	—	2,618,115	—	2,618,115
Total fair value assets	$27,909	$4,516,908	$5,221	$4,550,038
Fair value liabilities:
Currency swaps	$—	$2,048	$—	$2,048
Separate accounts	—	2,618,115	—	2,618,115
Total fair value liabilities	$—	$2,620,163	$—	$2,620,163
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
The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2013	2012
	(In thousands)
Level 3 assets, beginning of period	$5,221	$6,937
Net unrealized gains (losses) through other comprehensive income	(116)	(235)
Net realized gains (losses) included in realized investment gains (losses), including OTTI losses	(278)	(18)
Purchases(1)	2	1,484
Sales	—	(3,466)
Settlements	(314)	—
Transfers into level 3	25	521
Transfers out of level 3	(2,252)	(2)
Level 3 assets, end of period	$2,288	$5,221
___________________

(1)
Invested assets that are initially valued using level 3 inputs upon purchase and subsequently are able to be priced using level 2 inputs within the year of purchase are classified as level 2 assets and are excluded from the rollforward of level 3 assets presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 during 2013 and 2012.
Invested assets included in the transfer from Level 3 to Level 2 primarily were fixed-maturity investments for which we were able to obtain independent pricing quotes based on observable inputs. There were no significant transfers between Level 1 and Level 3 during 2013 and 2012.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2013		December 31, 2012
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities available for sale	$1,755,712	$1,755,712	$1,887,014	$1,887,014
Equity securities available for sale	39,894	39,894	37,147	37,147
Trading securities	12,991	12,991	7,762	7,762
Policy loans	26,806	26,806	24,613	24,613
Deposit asset underlying 10% Coinsurance Agreement	124,413	124,413	91,524	91,524
Separate accounts	2,503,829	2,503,829	2,618,115	2,618,115
Liabilities:
Notes payable	$374,481	$385,161	$374,433	$418,777
Currency swaps	88	88	2,048	2,048
Separate accounts	2,503,829	2,503,829	2,618,115	2,618,115
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
Nonrecurring fair value measurements. Policy loans, which are categorized as Level 3 fair value measurements, are carried at the unpaid principal balances. The fair value of policy loans approximate the unpaid principal balances as the timing of repayment is uncertain and the loans are collateralized by the amount of the policy. The deposit asset underlying the 10% Coinsurance Agreement represents the value of the assets necessary to back the economic reserves held in support of the reinsurance agreement. The carrying value of this deposit asset approximates fair value, which is categorized as Level 3 in the fair value hierarchy. Notes payable represent our publicly-traded senior notes and are valued as a Level 2 fair value measurement using the quoted market price for our notes.
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
Our policy is to limit the amount of life insurance retained on the life of any one person to $1 million. To limit our exposure with any one reinsurer, we monitor the concentration of credit risk we have with our reinsurance counterparties, as well as their financial condition. No credit losses related to our reinsurance counterparties have been experienced by the Company during the three-year period ended December 31, 2013.

Due from reinsurers represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in due from reinsurers that we paid and which are recoverable from those reinsurers were $32.9 million and $61.5 million as of December 31, 2013 and 2012, respectively.
In connection with our corporate reorganization, Primerica Life, Primerica Life Canada and NBLIC entered into significant coinsurance transactions (the "coinsurance agreements") on March 30, 2010 with Prime Re and two other affiliates of Citigroup (collectively, the "Citigroup reinsurers"). Under the coinsurance agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies in force at year-end 2009. Because these agreements were part of a business reorganization among entities under common control, they did not generate any deferred gain or loss upon their execution. Concurrent with signing these agreements, we transferred the corresponding account balances in respect of the coinsured policies along with the assets to support the statutory liabilities assumed by the Citigroup reinsurers. Each of the account balances transferred were at book value with no gain or loss recorded in net income.
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
A fourth agreement, the 10% Coinsurance Agreement, relates to a reinsurance transaction with Prime Re that includes an experience refund provision. This agreement does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our balance sheet for assets backing the economic reserves. The deposit assets held in support of this agreement were $124.4 million at December 31, 2013, with no associated liability. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on these deposit assets is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. We pay Prime Re a 3% finance charge for any statutory reserves required above the economic reserves. This finance charge is reflected in interest expense in our statements of income.
The following table represents the Company's net in-force life insurance at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(Dollars in thousands)
Direct life insurance in force	$679,337,825	$675,164,992
Amounts ceded to other companies	(601,309,340)	(599,133,626)
Net life insurance in force	$78,028,485	$76,031,366
Percentage of reinsured life insurance in force	89%	89%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	December 31, 2013		December 31, 2012
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Re (1)	$2,572,800	NR	$2,505,157	NR
SCOR Global Life Reinsurance (3)	372,479	A	387,397	A
Financial Reassurance Company 2010, Ltd. (1)	343,144	NR	352,073	NR
Swiss Re Life & Health America Inc. (2)	260,775	A+	266,841	A+
American Health and Life Insurance Company (1)	174,722	A-	174,905	A-
Munich American Reassurance Company	100,856	A+	101,349	A+
Korean Reinsurance Company	89,405	A	86,287	A
RGA Reinsurance Company	75,629	A+	72,230	A+
Toa Reinsurance Company	18,824	A+	15,612	A+
Hannover Life Reassurance Company	16,862	A+	15,078	A+
All other reinsurers	29,558	—	28,265	—
Due from reinsurers	$4,055,054		$4,005,194
____________________
NR – not rated

(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.

(2)	Includes amounts ceded to Lincoln National Life Insurance Company and 100% retroceded to Swiss Re Life & Health America Inc.

(3)
Includes amounts ceded to Generali USA Life Reassurance Company due to its purchase by the parent company of SCOR Global Life Reinsurance Companies in October 2013 and amounts retroceded from Transamerica Reinsurance Companies. Generali USA Life Reassurance Company held a strength rating of A- as of December 31, 2012.

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
In October 2010, a routine reinsurance audit identified payments to reinsurers that may have exceeded our obligations under our reinsurance agreements. We were uncertain of our ability to recover past ceded premiums, but in the fourth quarter of 2010, we approached our reinsurers and reached agreements to recover certain of these past ceded premiums for post-issue underwriting class upgrades. The most common reason for such an upgrade occurs when a policyholder who was originally issued a term life policy as a tobacco user subsequently quits using tobacco. Historically, we have reduced policyholder premiums for such upgrades, but have not reduced ceded premiums to reflect the new underwriting class. In the first quarter of 2011, we reduced ceded premiums by approximately $8.7 million related to agreements obtained with certain reinsurers to recover ceded premiums. The recoveries recognized in 2011 reflect the agreements signed in 2011. The net impact of ceded premium recoveries during 2013 and 2012, which were substantially offset by corresponding increases to benefits and claims, was immaterial.

(6) Deferred Policy Acquisition Costs
The balances of and activity in DAC were as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
DAC balance, beginning of period	$1,066,422	$904,485	$738,946
Capitalization	283,341	276,840	270,661
Amortization	(129,183)	(118,598)	(104,034)
Foreign exchange and other	(12,114)	3,695	(1,088)
DAC balance, end of period	$1,208,466	$1,066,422	$904,485
Capitalization of DAC represents incremental direct costs of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred.
In determining amortization expense, we use investment yields available at the time a policy is issued. For policies issued in 2010 and after, we have been using an increasing investment yield assumption based on the historically low interest rate environment. Investment yield assumptions for new policies acquired during the years ended December 31, 2013, 2012 and 2011 ranged from 3.5% to 7.0%.
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
Both the asset and the liability for the separate accounts reflect the net value of the underlying assets in the portfolio as of the reporting date. Primerica Life Canada's exposure to losses under the guarantee at the time of account maturity is limited to policyholder accounts that have declined in value more than 25%, adjusted for withdrawals, since the contribution date prior to maturity. Because maturity dates range from 10 to 50 years, the likelihood of accounts meeting both of these criteria at any given point is very small. Additionally, the portfolio consists of a very large number of individual contracts, further spreading the risk related to the guarantee being exercised upon death. The length of the contract terms provides significant opportunity for the underlying portfolios to recover any short-term losses prior to maturities or deaths of the policyholders. Furthermore, the investment funds invest in Government Strip Bonds and floating rate notes, and the maturity risks are reviewed quarterly.
We periodically assess the exposure related to these contracts to determine whether any additional liability should be recorded. As of December 31, 2013 and 2012, an additional liability for these contracts was deemed to be unnecessary.

(8) Insurance Reserves
Changes in policy claims and other benefits payable were as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Policy claims and other benefits payable, beginning of period	$254,533	$241,754	$229,895
Less reinsured policy claims and other benefits payable	269,279	236,930	233,346
Net balance, beginning of period	(14,746)	4,824	(3,451)
Incurred related to current year	147,639	150,352	142,685
Incurred related to prior year	(4,956)	(3,208)	391
Total incurred	142,683	147,144	143,076
Claims paid related to current year, net of reinsured policy claims received	(150,922)	(183,208)	(153,540)
Reinsured policy claims received related to prior year, net of claims paid	28,601	16,307	18,945
Total paid	(122,321)	(166,901)	(134,595)
Foreign currency	(497)	187	(206)
Net balance, end of period	5,119	(14,746)	4,824
Add reinsured policy claims and other benefits payable	248,185	269,279	236,930
Balance, end of period	$253,304	$254,533	$241,754
See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for details regarding the accounting for policyholder liabilities.

(9) Notes Payable
Notes payable consisted of the following:

	December 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
4.75% Senior notes payable, due July 15, 2022	$375,000	4.75%	$375,000	4.75%
Unamortized issuance discount on notes payable	(519)		(567)
Total notes payable	$374,481		$374,433
On July 16, 2012, we issued $375.0 million in principal amount of senior unsecured notes in a public offering (the "Senior Notes"), and we used a portion of the net cash proceeds to repay a $300.0 million note issued to Citigroup in connection with the corporate reorganization in whole at a redemption price equal to 100% of the outstanding principal amount. We issued the Senior Notes at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature on July 15, 2022. We were in compliance with the covenants of the Senior Notes at December 31, 2013. No events of default occurred on the Senior Notes during the year ended December 31, 2013.
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

(10) Income Taxes
Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Year Ended December 31, 2013
Federal	$35,966	$32,919	$68,885
Foreign	32,797	(14,410)	18,387
State and local	1,377	(176)	1,201
Total tax expense (benefit)	$70,140	$18,333	$88,473

Year Ended December 31, 2012
Federal	$51,301	$24,517	$75,818
Foreign	26,836	(11,130)	15,706
State and local	1,613	(55)	1,558
Total tax expense (benefit)	$79,750	$13,332	$93,082

Year Ended December 31, 2011
Federal	$58,542	$9,020	$67,562
Foreign	30,807	(12,280)	18,527
State and local	793	(164)	629
Total tax expense (benefit)	$90,142	$(3,424)	$86,718
Total income tax expense is different from the amount determined by multiplying earnings before income taxes by the statutory federal tax rate of 35%. The reconciliation for such difference follows:

	Year ended December 31,
	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$87,918	35.0%	$93,411	35.0%	$85,368	35.0%
Other	555	0.2%	(329)	(0.1)%	1,350	0.6%
Total tax expense/effective rate	$88,473	35.2%	$93,082	34.9%	$86,718	35.6%
Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Future policy benefit reserves and unpaid policy claims	$207,662	$187,166
Intangibles and tax goodwill	48,694	46,819
Future deductible liabilities	27,606	17,457
Other	14,656	21,041
Total deferred tax assets	298,618	272,483
Deferred tax liabilities:
Deferred policy acquisition costs	(269,534)	(248,208)
Investments	(26,010)	(42,739)
Distributable unremitted earnings of foreign subsidiaries	(2,848)	(2,924)
Reinsurance deposit asset	(43,544)	(32,033)
Other	(15,098)	(15,527)
Total deferred tax liabilities	(357,034)	(341,431)
Net deferred tax liabilities	$(58,416)	$(68,948)

The majority of total deferred tax assets is attributable to future policy benefit reserves and unpaid policy claims, which represents the difference between the financial statement carrying value and tax basis for liabilities for future policy benefits. The tax basis for future policy benefit reserves and unpaid policy claims is actuarially determined in accordance with guidelines set forth in the Internal Revenue Code. The deferred tax liability for DAC represents the difference between the policy acquisition costs capitalized for U.S. GAAP purposes and those capitalized for tax purposes, as well as the difference in the resulting amortization methods.
The Company has state net operating losses resulting in a deferred tax asset of approximately $5.8 million, which are available for use through 2033. The Company has no other material net operating loss or credit carryforwards.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There was no deferred tax asset valuation allowance at December 31, 2013 and 2012.
The Company has direct and indirect ownership of a group of controlled foreign corporations in Canada. We have asserted a position of permanent reinvestment for the difference in share basis and certain operational earnings. Such operational earnings if not permanently reinvested would have generated a deferred tax liability of approximately $8.6 million as of December 31, 2013. For those operational earnings for which we have not made a permanent reinvestment assertion, we have established a deferred tax liability to account for the U.S. tax liability that will occur upon repatriation of such earnings. As of December 31, 2013, we had approximately $29.8 million in Canadian operational earnings available to be repatriated to the U.S. for which we have not made a permanent reinvestment assertion.
The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $8.3 million and $7.4 million as of December 31, 2013 and 2012, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. As of December 31, 2013 and 2012, the total amount of accrued interest and penalties in the consolidated balance sheets were approximately $2.9 million and $3.8 million, respectively. Additionally, we recognized interest related to unrecognized tax benefits in the consolidated statements of income of less than $0.1 million of expense for the year ended December 31, 2013 and approximately $0.1 million and $0.2 million of benefit for the years ended December 31, 2012 and 2011, respectively.
A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
	(In thousands)
Unrecognized tax benefits, beginning of period	$20,996	$21,356
Change in prior period unrecognized tax benefits	32	182
Change in current period unrecognized tax benefits	2,108	2,178
Reductions as a result of a lapse in statute of limitations	(6,529)	(2,720)
Unrecognized tax benefits, end of period	$16,607	$20,996
We have no penalties included in calculating our provision for income taxes. There is no significant change that is reasonably possible to occur within twelve months of the reporting date.
In connection with our corporate reorganization, we entered into a tax separation agreement with Citigroup, whereby Citigroup agreed to indemnify the Company against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability related to any taxable period ending on or before April 2010. As of December 31, 2013, the Company had a Citigroup tax indemnification asset of $6.8 million.
As a result of the separation from Citigroup, the Company is required to file two U.S. consolidated income tax returns at least through December 31, 2014. Our life insurance companies comprise one of the U.S. consolidated tax groups, while the Parent Company and the remaining U.S. subsidiaries comprise the second U.S. consolidated tax group. The method of allocation between companies is pursuant to a written agreement. Allocations generally are based upon separate return calculations with credit for net losses as utilized, and are calculated and settled quarterly.
The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the years ended December 31, 2009 and thereafter for federal tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2007 and thereafter for federal and provincial tax purposes. For those periods prior to the IPO, we are fully indemnified by Citigroup.

(11) Stockholders’ Equity
A reconciliation of the number of shares of our common stock follows.

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of period	56,374	64,883	72,843
Shares of restricted common stock issued, net	280	438	348
Shares of common stock issued upon lapse of RSUs	1,122	998	784
Common stock retired	(2,942)	(9,945)	(9,092)
Common stock, end of period	54,834	56,374	64,883
The above reconciliation excludes RSUs issued to our sales force, employees of our Canadian subsidiaries, and our non-employee directors, which do not have voting rights. As the restrictions on the RSUs lapse, we issue common shares with voting rights. As of December 31, 2013, we had a total of approximately 1.1 million RSUs outstanding.
We repurchased approximately 8.9 million shares from Citigroup in November 2011 at a price based on the price per share of our common stock during the seven-day period prior to execution of the repurchase agreement. These shares and shares sold by Citigroup in other public offerings during 2011 represented all of its remaining shares of our common stock.
In 2012, we purchased approximately 7.8 million shares of our common stock owned by certain private equity funds managed by Warburg Pincus LLC ("Warburg Pincus"), which obtained shares of our common stock and warrants to purchase 4,103,110 additional shares of our common stock (the "warrants") at a purchase price of $18.00 per underlying share in a private sale by Citigroup in connection with our IPO. The prices of the shares repurchased were based on the per share market value of our common stock at the time of the purchases. In addition, we repurchased approximately 1.7 million shares of our common stock in open market transactions during 2012.
On June 3, 2013, we repurchased the remaining equity interest in our Company held by Warburg Pincus, which included approximately 2.5 million shares of our common stock and all outstanding warrants. The per-share purchase price was determined based on the closing price of our common stock on May 28, 2013, which was the execution date of the agreement to repurchase the shares, and the purchase price per warrant was equal to the per-share purchase price less the warrant exercise price per underlying share as noted above.

(12) Earnings Per Share
The Company has outstanding common stock and equity awards that consist of restricted stock, RSUs and stock options. In addition, the warrants held by Warburg Pincus were outstanding until we repurchased and retired these warrants on June 3, 2013. The restricted stock and outstanding RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. Unvested restricted stock and unvested RSUs are deemed participating securities for purposes of calculating EPS as they maintain dividend rights.
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
We determine the potential dilutive effect of warrants and stock options outstanding on EPS using the treasury-stock method. Under this method, we determine the proceeds that would be received from the exercise of the warrants and stock options outstanding, which includes cash received for the exercise price, the remaining unrecognized stock option compensation expense and the resulting effect on the income tax deduction from the exercise of stock options. We then use the average market price of our common shares during the period the warrants and stock options were outstanding to determine how many shares we could repurchase with the proceeds raised from the exercise of the warrants and stock options outstanding. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares, fully vested restricted stock, and fully vested RSUs outstanding by incorporating the increased fully diluted share count to determine diluted EPS.
The calculation of basic and diluted EPS follows.

	Year ended December 31,
	2013	2012	2011
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$162,725	$173,806	$157,191
Income attributable to unvested participating securities	(2,671)	(4,650)	(4,906)
Net income used in calculating basic EPS	$160,054	$169,156	$152,285
Denominator:
Weighted-average vested shares	55,834	61,059	72,283
Basic EPS	$2.87	$2.77	$2.11

Diluted EPS:
Numerator:
Net income	$162,725	$173,806	$157,191
Income attributable to unvested participating securities	(2,640)	(4,561)	(4,855)
Net income used in calculating diluted EPS	$160,085	$169,245	$152,336
Denominator:
Weighted-average vested shares	55,834	61,059	72,283
Dilutive effect of incremental shares if issued for warrants outstanding	787	1,342	824
Dilutive effect of incremental shares to be issued for stock options	4	—	—
Weighted-average shares used in calculating diluted EPS	56,625	62,401	73,107
Diluted EPS	$2.83	$2.71	$2.08

(13) Share-Based Compensation
The Company has outstanding equity awards under its Omnibus Incentive Plan ("OIP"). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employee directors, and sales force leaders under the OIP. As of December 31, 2013, we had approximately 2.8 million shares available for future grants under this plan.

Employee and Director Share-Based Compensation
The following table summarizes employee and director restricted stock and RSU activity during the years ended December 31, 2013, 2012, and 2011.

		Weighted-average measurement-date fair value per share
	Shares
	(Shares in thousands)
Unvested employee and director restricted stock and RSUs, December 31, 2010	2,566	$15.02
Granted	368	25.65
Forfeited	(12)	18.25
Vested	(858)	15.04
Unvested employee and director restricted stock and RSUs, December 31, 2011	2,064	16.88
Granted	458	25.40
Forfeited	(13)	22.70
Vested	(1,002)	16.43
Unvested employee and director restricted stock and RSUs, December 31, 2012	1,507	19.72
Granted	322	32.76
Forfeited	(9)	28.72
Vested	(1,098)	17.59
Unvested employee and director restricted stock and RSUs, December 31, 2013	722	28.67
Restricted Stock and RSUs. The Company has granted shares of restricted stock to management of its U.S. based subsidiaries and RSUs to management of its Canadian subsidiaries (collectively, "management restricted stock and RSU awards"). Members of the Board of Directors were granted shares of restricted stock prior to 2013 and were granted RSUs on May 22, 2013 (collectively, "director restricted stock and RSU awards"). In addition, certain directors elected to defer their cash retainers into deferred RSUs, which vest immediately. All of our outstanding management and director restricted stock and RSU awards granted prior to 2013 have time-based vesting requirements, with equal and annual graded vesting over three years. RSUs granted to members of the Board of Directors in 2013, other than deferred RSUs granted in lieu of a cash retainer, have time-based vesting requirements that lapse approximately one year from the grant date and all RSUs contain post-vesting sale restrictions until the director no longer serves on our Board. All of our outstanding management and director restricted stock and RSU awards are eligible for dividends or dividend equivalents regardless of vesting status.
In connection with our granting of management and director restricted stock and RSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Expense for management and director restricted stock and RSU awards granted in 2010	$3,200	$12,485	$13,389
Expense for management and director restricted stock and RSU awards granted in 2011	3,133	3,050	2,750
Expense for management and director restricted stock and RSU awards granted in 2012	3,738	3,409	—
Expense for management and director restricted stock and RSU awards granted in 2013	3,030	—	—
Total management and director restricted stock and RSU awards expense	$13,101	$18,944	$16,139
Tax benefit associated with total management and director restricted stock and RSU award expense	$3,936	$4,533	$5,530
As of December 31, 2013, total compensation cost not yet recognized in our financial statements related to management and director restricted stock and RSU awards with time-based vesting conditions yet to be reached was approximately $11.9 million, and the weighted-average period over which cost will be recognized was 1.7 years.

Stock Options. On February 20, 2013, the Company granted stock options under the OIP to certain of its executive officers approximating one-third of the executive officer's total annual equity compensation. The remaining annual equity compensation for these executive officers were granted in the form of management restricted stock awards discussed above. A total of 134,222 stock options were granted with an exercise price of $32.63, which was equal to the fair market value of our common stock on that date, and they expire 10 years from the date of grant. These options have time-based restrictions with equal and annual graded vesting over a three-year period. The fair market value of the options on the grant date and the compensation expense that will be recognized over the vesting period was approximately $1.1 million.
Compensation expense and related tax benefits recognized for stock options awards were as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Expense recognized for stock option awards	$323	$—	$—
Tax benefit recognized for stock option awards	$113	$—	$—
The fair value of each option was estimated on the date of grant using the Black-Scholes model. We derived expected volatility after considering our own historical volatility, as well as other public peer companies’ historical and implied volatilities. The Company's per share dividend yield as of the grant date was used as the input for the expected dividend payout on the underlying shares. The risk-free interest rate was based on the U.S. Treasury yield for a term approximating the expected life of the options at the time of grant. The Company used the simplified method to determine the expected life of options, as there is no historical exercise activity for the Company's stock option awards. All inputs into the Black-Scholes model were estimates made at the time of grant. The actual realized value of each option grant could materially differ from these estimates, which would have no impact to future reported compensation expense.
The following assumptions were used to estimate the fair value of stock options granted in 2013:

Year Ended December 31, 2013
Expected volatility	30.00%
Expected per share dividend yield	1.35%
Risk-free interest rate	1.06%
Expected term of options using simplified method	6 years
Fair value per option	$8.44
No options were exercised during the year ended December 31, 2013, and no options are expected to be exercised earlier than the first scheduled vesting date of March 1, 2014.
Non-Employee Share-Based Compensation
The following table summarizes non-employee RSU activity during the years ended December 31, 2013, 2012, and 2011.

		Weighted-average measurement-date fair value per share
	Shares
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2010	188	$19.37
Granted	517	17.17
Vested	(588)	17.70
Unvested non-employee RSUs, December 31, 2011	117	17.55
Granted	379	22.94
Vested	(364)	20.38
Unvested non-employee RSUs, December 31, 2012	132	25.42
Granted	504	32.14
Vested	(532)	29.64
Unvested non-employee RSUs, December 31, 2013	104	36.44
Non-employee share-based transactions relate to the granting of RSUs to members of our sales force ("agent equity awards"). Agent equity awards are generally granted as a part of quarterly contests for successful life insurance policy acquisitions or renewals for which the grant and the service period occur within the same calendar quarter. These awards vest and are measured using the fair market value at the conclusion of the quarterly contest; which is the time that performance is complete. However, agent equity awards are subject to long-term sales restrictions expiring over three years. Because the sale restrictions extend up to three years beyond the vesting period, the fair market value of the awards incorporates an illiquidity discount reflecting the risk associated with the post-vesting restrictions. To quantify this discount for each award, we use a series of Black-Scholes models with one-, two- and three-year tenors to estimate put option costs less a nominal transaction cost as a methodology for quantifying the cost of eliminating the downside risk associated with the sale restrictions.
The most significant assumptions in the Black-Scholes models are the volatility assumptions. Because our stock and the options on our stock have had a limited active trading history, we derive volatility assumptions by also considering other public peer companies’ historical and implied volatilities over terms comparable to the sale restriction terms.
The following table presents the assumptions used in valuing quarterly RSU grants:

	Year ended December 31,
	2013	2012	2011
Expected volatility	20% to 35%	20% to 50%	29% to 67%
Quarterly dividends expected	$0.11	$0.03 to $0.09	$0.01 to $0.03
Risk-free interest rates	Less than 2%	Less than 1%	Less than 1%
To the extent that these awards are an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, we defer and amortize the fair value of the awards in the same manner as other deferred policy acquisition costs.
Details on the granting and valuation of these awards follow:

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per-share amounts)
Total quarterly non-employee RSUs granted	503,737	378,505	517,374
Measurement date per-share fair value of awards	$26.39 to $36.44	$20.36 to $25.42	$14.08 to $21.06
Illiquidity discounts	13% to 18%	17% to 32%	17% to 32%
Quarterly incentive awards expense recognized	$364	$—	$1,747
Quarterly incentive awards expense deferred	$15,818	$8,686	$7,058
Concurrent tax benefit of deferred expense	$5,001	$2,640	$2,273
As of December 31, 2013, all agent equity awards were fully vested with the exception of approximately 104,000 shares that vested on January 1, 2014. As such, any related compensation cost not recognized as either expense or deferred acquisition costs in our financial statements through December 31, 2013 is immaterial.

(14) Statutory Accounting and Dividend Restrictions
U.S. Insurance Subsidiaries
Our U.S. insurance subsidiaries include Primerica Life, NBLIC, and Peach Re, Inc. ("Peach Re"), a special purpose financial captive insurance company domiciled in Vermont. Primerica Life, which wholly owns Peach Re, ceded to Peach Re certain level premium term life insurance policies issued in 2010 and earlier pursuant to a coinsurance agreement (the "Peach Re Coinsurance Agreement").
Our U.S. insurance subsidiaries are required to report their results of operations and financial position to state authorities on the basis of statutory accounting practices prescribed or permitted by such authorities and the National Association of Insurance Commissioners ("NAIC"), which is a comprehensive basis of accounting other than U.S. GAAP. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company's principal life insurance company, Primerica Life, prepares its statutory financial statements on the basis of accounting practices prescribed or permitted by the NAIC and the Massachusetts Division of Insurance ("Massachusetts DOI") and includes the statutory financial statements of its wholly owned insurance subsidiaries, NBLIC and Peach Re. NBLIC’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the NAIC and the New York State Department of Financial Services, while Peach Re's statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the NAIC and the Vermont Department of Financial Regulation ("Vermont DOI"). Our U.S. insurance subsidiaries' ability to pay dividends to their parent is subject to and limited by the various laws and regulations of their respective states. There are no regulatory restrictions on the ability of the Parent Company to pay dividends.
Primerica Life's statutory ordinary dividend capacity is based on the greater of: (1) the previous year’s statutory net gain from operations (excluding pro rata distributions of any class of the insurer’s own securities) or (2) 10% of the previous year-end statutory surplus (net of capital stock), which may only be paid out of statutory unassigned surplus. Dividends that, together with the amount of other distributions or dividends made within the preceding 12 months, exceed this statutory limitation are referred to as extraordinary dividends. Extraordinary dividends require advance notice to the Massachusetts DOI, Primerica Life’s primary state insurance regulator, and are subject to potential disapproval. For dividends exceeding these thresholds, Primerica Life must provide notice to the Massachusetts DOI and receive notice that the Massachusetts DOI does not object to the payment of such dividends.
Primerica Life’s statutory capital and surplus and statutory unassigned surplus at December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Statutory capital and surplus	$563,260	$670,434
Statutory unassigned surplus	99,707	231,316
Primerica Life's statutory net gain from operations was approximately $306.7 million and $254.9 million in 2013 and 2012, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2013 or 2012. In May 2013, Primerica Life paid an ordinary dividend of $150.0 million to the Parent Company. As such, Primerica Life had no ordinary dividend capacity as of January 1, 2014 but expects to have ordinary dividend capacity in the amount of its statutory unassigned surplus in May 2014, which marks the 12-month anniversary of its previous ordinary dividend.
Primerica Life's investment basis in NBLIC and Peach Re reflect their statutory capital and surplus amounts recorded in accordance with statutory accounting practices prescribed or permitted by the NAIC and each subsidiary's state of domicile; New York and Vermont, respectively. Peach Re was formed as a special purpose financial captive insurance company and, with the explicit permission of the Vermont DOI, has included the value of a letter of credit serving as collateral for its policy reserves as an admitted asset in its statutory capital and surplus. This permitted accounting practice was critical to the organization and operational plans of Peach Re and explicitly included in the licensing order issued by the Vermont DOI. The impact of this permitted practice as of December 31, 2013 was approximately $492.8 million on Peach Re's statutory capital and surplus. As of December 31, 2013, if Peach Re had not been permitted to include the letter of credit as an admitted asset, Primerica Life would have been below the minimum statutory capital and surplus of approximately $72.8 million that triggers a regulatory action event. However, Primerica Life would not have paid the $150.0 million of ordinary dividends to the Parent Company in May 2013 if Peach Re was not permitted to include the letter of credit as an admitted asset in its statutory capital and surplus.
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
Primerica Life Canada's capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds projected capital requirements. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI's capital guidelines. As of December 31, 2013 and 2012, Primerica Life Canada's statutory capital and surplus satisfied regulatory requirements and was approximately $279.9 million and $234.7 million, respectively.
In Canada, dividends can be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. Primerica Life Canada's dividend capacity at January 1, 2014 is estimated to be approximately $106.4 million, which is calculated based on its projection of maintaining internal target capital requirements under certain adverse capital scenarios during each year over the next five years. The actual amount of future dividends that Primerica Life Canada will declare and pay is also subject to the Company's asserted position of permanent reinvestment of certain unremitted earnings discussed in Note 10 (Income Taxes).

(15) Commitments and Contingent Liabilities
Commitments
We lease office equipment and office and warehouse space under various noncancellable operating lease agreements that expire through June 2028. Total minimum rent expense was $8.3 million, $6.9 million, and $6.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. We had no contingent rent expense during 2013, 2012, and 2011. In March 2013, our agreement to lease our new corporate headquarters in Duluth, Georgia commenced, which replaced and consolidated substantially all of our prior executive and home office operations. The initial lease term is 15 years with estimated minimum annual rental payments ranging from approximately $4.5 million at inception to approximately $5.6 million in year 15. The leases covering our prior executive and home office operations facilities terminated in the second quarter of 2013.
As of December 31, 2013, the minimum aggregate rental commitments for operating leases were as follows:

December 31, 2013
(In thousands)
2014	$6,933
2015	6,304
2016	6,270
2017	6,297
2018	5,549
Thereafter	50,738
Total minimum rental commitments for operating leases	$82,091
Letter of Credit
Effective March 31, 2012, Peach Re entered into a Credit Facility Agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under the Peach Re Coinsurance Agreement.
Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term of approximately fourteen years (the "LOC") for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum amount of $510.0 million in 2014. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities. As of December 31, 2013, the Company was in compliance with all financial covenants under the Credit Facility Agreement.
Contingent Liabilities
The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties, including the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. As such, the Company is unable to estimate the possible loss or range of loss that may result from these matters unless otherwise indicated.
Beginning in late 2011, numerous FINRA ("Financial Industry Regulatory Association") arbitration claims were filed, along with lawsuits in Florida state courts, against our subsidiary, PFS Investments, and certain of its registered representatives seeking damages arising from the allegation that the representatives improperly recommended that the claimants transfer their retirement benefits from the Florida Retirement System's defined benefit plan to its defined contribution plan. The claims have been brought by a law firm in Miami, Florida that engaged in efforts to solicit public employees to bring these claims against us. The Company has defended this matter vigorously. Courts have dismissed a substantial number of the lawsuits on statute of limitations grounds, and the FINRA arbitration panels have either dismissed the claims in their entirety or awarded less than the damages sought. None of the individual awards have been material to the Company. The time and expense necessary to defend the cases have been substantial, however, and the Company and counsel for the public employees entered into settlement discussions beginning in December 2013.

On January 16, 2014, PFS Investments entered into a memorandum of understanding to resolve this pending litigation. In connection with the potential settlement for up to 238 claimants with filed and unfiled claims, the Company has established a contingent liability of $9.3 million for the fair value of estimated benefits to be paid to the settling claimants through deferred payments that would begin in 2024. The Company has recorded an additional contingent liability of $6.4 million for related costs, including awards relating to prior arbitrations, other potential settlements, and the payment of claimants’ attorneys' fees and expenses. These contingent liabilities have been recorded in Other liabilities within the accompanying consolidated balance sheets as of the year ended December 31, 2013. Claimants who lost their cases against PFS Investments in final arbitration hearings will not receive any monies. The potential settlement is contingent on acceptance by a minimum number of the claimants and there can be no assurance that such acceptance will be obtained or that the settlement will be completed. The parties have agreed to stay pending arbitrations and other proceedings through April 2014 as the parties attempt to finalize the potential settlement.
The Company is currently undergoing targeted multi-state treasurer audits by 31 jurisdictions with respect to unclaimed property laws, and Primerica Life and NBLIC are engaged in targeted multi-state market conduct examinations by six jurisdictions with respect to their claims-paying practices. The Treasurer of the State of West Virginia brought a suit against Primerica Life and other insurance companies alleging violations of the West Virginia unclaimed property act. The suit was dismissed, and the Treasurer has appealed. Other jurisdictions may pursue similar audits, examinations and litigation. The audits, examinations and litigation are expected to take significant time to complete, and it is unclear whether the Company will be required to compare the Death Master File to its records for periods prior to 2011, including with respect to policies which have lapsed, to determine whether benefits are owed in instances where an insured appears to have died but no claim for death benefits has been made. The potential outcome of such actions is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. At this time, the Company cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from the resolution of these matters. These actions may also result in changes to the Company's procedures for the identification and escheatment of abandoned property and other financial liability.

(16) Benefit Plans
We established a defined contribution plan for the benefit of our employees in 2010. The expense associated with this plan was approximately $6.6 million, $6.5 million, and $6.1 million in 2013, 2012, and 2011, respectively.

(17) Subsequent Event
In January 2014, NBLIC sold the assets and liabilities of its short-term disability benefit insurance business ("DBL") to AmTrust North America, Inc ("AmTrust North America"). As part of the sale agreement, an affiliate of AmTrust North America (the "buyer") assumed all incurred but unpaid claims for DBL insurance policies in force as of January 1, 2014. In addition, NBLIC transferred the invested assets held in support of DBL's claims reserves and all other premium-related assets and liabilities to the buyer as of January 1, 2014. The results of DBL's operations from January 1, 2014 forward were also transferred to the buyer.
NBLIC received cash proceeds from the sale of $3.0 million and expects to recognize a gain on the sale of approximately $2.7 million in 2014. We do not expect the sale of DBL to materially change the Company's consolidated financial condition and results of operations. During 2013, DBL contributed revenues of approximately $36.9 million and income before income taxes of approximately $6.2 million to our consolidated income statements.

Unaudited Quarterly Financial Data
In management's opinion, the following quarterly consolidated financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited consolidated financial statements. Financial information for the quarters presented was prepared on a consolidated basis.

	Quarter ended March 31, 2013	Quarter ended June 30, 2013	Quarter ended September 30, 2013	Quarter ended December 31, 2013
	(In thousands, except per-share amounts)
Direct premiums	$570,899	$577,208	576,095	$577,866
Ceded premiums	(410,604)	(417,450)	(407,488)	(408,615)
Net premiums	160,295	159,758	168,607	169,251
Commissions and fees	112,273	117,183	118,443	123,910
Net investment income	23,216	21,027	22,103	22,407
Realized investment gains (losses), including OTTI	2,286	3,468	(407)	899
Other, net	10,375	10,871	10,711	10,773
Total revenues	308,445	312,307	319,457	327,240
Total benefits and expenses	248,213	244,861	252,903	270,274
Income before income taxes	60,232	67,446	66,554	56,966
Income taxes	21,387	23,956	23,364	19,765
Net income	$38,845	$43,490	$43,190	$37,201

Earnings per share — basic	$0.67	$0.76	$0.78	$0.67
Earnings per share — diluted	$0.65	$0.74	$0.78	$0.67

	Quarter ended March 31, 2012	Quarter ended June 30, 2012	Quarter ended September 30, 2012	Quarter ended December 31, 2012
	(In thousands, except per-share amounts)
Direct premiums	$561,037	$570,073	$567,273	$569,592
Ceded premiums	(418,163)	(415,815)	(414,991)	(414,784)
Net premiums	142,874	154,258	152,282	154,808
Commissions and fees	104,261	107,107	104,607	113,069
Net investment income	26,097	23,605	26,881	24,221
Realized investment gains (losses), including OTTI	2,131	4,321	3,872	1,058
Other, net	11,238	11,234	11,446	11,345
Total revenues	286,601	300,525	299,088	304,501
Total benefits and expenses	223,136	228,604	228,532	243,555
Income before income taxes	63,465	71,921	70,556	60,946
Income taxes	21,709	25,741	24,957	20,675
Net income	$41,756	$46,180	$45,599	$40,271

Earnings per share — basic	$0.62	$0.73	$0.74	$0.68
Earnings per share — diluted	$0.61	$0.72	$0.72	$0.67
 ____________________
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING MATTERS.
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2013 and 2012.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Co-Chief Executive Officers and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors of Primerica, Inc.:
We have audited Primerica, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Primerica, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Primerica, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2014

ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III
Pursuant to General Instruction G to Form 10-K, and as described below portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2013, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.
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
We have adopted corporate governance guidelines. The guidelines and the charters of our board committees are available in the corporate governance subsection of the investor relations section of our website, www.primerica.com, and are also available in print upon written request to the Corporate Secretary, Primerica, Inc., 1 Primerica Parkway, Duluth, GA 30099.

Item 10. Directors, Executive Officers and Corporate Governance.
For a list of executive officers, see Part I Item X. Executive Officers of the Registrant herein.
We have adopted a written code of conduct that applies to all directors, officers and employees, including a separate code that applies to only our principal executive officers and senior financial officers in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Conduct is available in the corporate governance subsection of the investor relations section of our website, www.primerica.com, and is available in print upon written request to the Corporate Secretary, Primerica, Inc., 1 Primerica Parkway, Duluth, GA 30099. In the event that we make changes in, or provide waivers from, the provisions of the Code of Conduct that the SEC requires us to disclose, we will disclose these events in the corporate governance section of our website.
Except for the information above and the information set forth in Part I, Item X. Executive Officers of the Registrant, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Election of Ten Directors;

•	Corporate Governance — Independence of Committee Members;

•	Corporate Governance — Code of Conduct;

•	Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance;

•	Board of Directors — Members of Our Board of Directors;

•	Board of Directors — Committees of Our Board of Directors;

•	Board of Directors — Director Legal Matters;

•	Executive Compensation — Employment Agreements with Named Executive Officers;

•	Audit Committee Matters — Audit Committee Report;

•	Related Party Transactions — Transactions with Citigroup; and

•	Related Party Transactions — Transactions with Warburg Pincus.

Item 11. Executive Compensation.
The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Board of Directors — Committees of Our Board of Directors — Compensation Committee;

•	Board of Directors — Director Compensation; and

•	Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except for the information set forth in Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Corporate Governance — Beneficial Ownership of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Introductory paragraph to Corporate Governance;

•	Corporate Governance — Independence of Directors;

•	Corporate Governance — Categorical Standards of Independence;

•	Corporate Governance — Independence of Committee Members;

•	Board of Directors — Committees of Our Board of Directors; and

•	Related Party Transactions.

Item 14. Principal Accounting Fees and Services.
The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 3: Ratification of the Appointment of KPMG LLP as Our Independent Registered Public Accounting Firm;

•	Board of Directors — Committees of Our Board of Directors — Audit Committee; and

•	Audit Committee Matters — Fees and Services of Our Independent Registered Public Accounting Firm.

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

Exhibit Number	Description	Reference

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica's Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
4.1	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
10.1	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.2	80% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.5 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.3	10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.4	80% Coinsurance Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.7 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.5	10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.8 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.6	10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.9 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.7	Capital Maintenance Agreement dated March 31, 2010 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.10 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.8	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.11 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.9	Trust Agreement dated March 29, 2010 among National Benefit Life Insurance Company, American Health and Life Insurance Company and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.12 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.10	Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010, Ltd.	Incorporated by reference to Exhibit 10.13 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).

Exhibit Number	Description	Reference
10.11	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.41 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.12	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.42 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.13	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010 Ltd.	Incorporated by reference to Exhibit 10.43 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.14	Occupancy Services Agreement dated as of April 7, 2010, between National Benefit Life Insurance Company and Citibank, N.A.	Incorporated by reference to Exhibit 10.19 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.15	Amendment No. 1 dated as of October 7, 2011 to Occupancy Services Agreement dated as of April 7, 2010, between National Benefit Life Insurance Company and Citibank, N.A.	Incorporated by reference to Exhibit 10.20 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.16	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.17*	Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.22 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.18*	Form of Restricted Stock Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.23 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.19	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.20*	Form of Non-Qualified Stock Option under the Primerica, Inc. 2010 Omnibus Incentive Plan.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.21*	Form of Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.22*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
10.23*	Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. D. Richard Williams.	Incorporated by reference to Exhibit 99.1 to Primerica's Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680).
10.24*	Employment Agreement, dated as of August 19, 2010, between the Registrant and Mr. John A. Addison, Jr.	Incorporated by reference to Exhibit 99.2 to Primerica's Current Report on Form 8-K dated August 19, 2010 (Commission File No. 001-34680).
10.25*	Amended and Restated Employment Agreement, dated as of February 15, 2013, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.1 to Primerica's Current Report on Form 8-K dated February 15, 2013 (Commission File No. 001-34680).
10.26*	Amended and Restated Employment Agreement, dated as of February 15, 2013, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.2 to Primerica's Current Report on Form 8-K dated February 15, 2013 (Commission File No. 001-34680).

Exhibit Number	Description	Reference
10.27*	Amended and Restated Employment Agreement, dated as of February 15, 2013, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 99.3 to Primerica's Current Report on Form 8-K dated February 15, 2013 (Commission File No. 001-34680).
10.28*	Amended and Restated Employment Agreement, dated as of February 15, 2013, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K dated February 15, 2013 (Commission File No. 001-34680).
10.29	Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
12.1	Statement re Computation of Ratios.	Filed with the Securities and Exchange Commission as part of this Annual Report.
21.1	Subsidiaries of the Registrant.	Filed with the Securities and Exchange Commission as part of this Annual Report.
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John A. Addison, Jr., Chairman of Primerica Distribution and Co-Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.3	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
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
Filed with the Securities and Exchange Commission as part of this Annual Report.
101.INS	XBRL Instance Document(1)	Furnished to the Securities and Exchange Commission as part of this Annual Report.
101.SCH	XBRL Taxonomy Extension Schema	Furnished to the Securities and Exchange Commission as part of this Annual Report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished to the Securities and Exchange Commission as part of this Annual Report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished to the Securities and Exchange Commission as part of this Annual Report.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished to the Securities and Exchange Commission as part of this Annual Report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished to the Securities and Exchange Commission as part of this Annual Report.
____________________

*	Identifies a management contract or compensatory plan or arrangement.

(1)
Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(c) Financial Statement Schedules.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES
The stockholders and board of directors of Primerica, Inc.:
Under date of February 27, 2014, we reported on the consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Atlanta, Georgia
February 27, 2014

Schedule I
Consolidated Summary of Investments — Other Than Investments in Related Parties
PRIMERICA, INC.

	As of December 31, 2013
Type of Investment	Amortized Cost or Cost	Fair Value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$8,696	$9,054	$9,054
States, municipalities and political subdivisions	32,544	33,917	33,917
Foreign governments	118,859	123,876	123,876
Public utilities	—	—	—
Convertibles and bonds with warrants attached	6,658	7,223	7,223
All other corporate bonds	1,507,324	1,593,020	1,593,020
Certificates of deposit	—	—	—
Redeemable preferred stocks	1,966	1,613	1,613
Total fixed maturities	1,676,047	1,768,703	1,768,703

Equity securities:
Common stocks:
Public utilities	9,427	11,787	11,787
Banks, trusts and insurance companies	6,795	10,252	10,252
Industrial, miscellaneous and all other	8,285	9,787	9,787
Nonredeemable preferred stocks	8,085	8,068	8,068
Total equity securities	32,592	39,894	39,894
Mortgage loans on real estate	—	—	—
Real estate	—	—	—
Policy loans	26,806	26,806	26,806
Other long-term investments	—	—	—
Short-term investments	—	—	—
Total investments	$1,735,445	$1,835,403	$1,835,403
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Condensed Balance Sheets

	December 31,
	2013	2012
	(In thousands)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $62,216 in 2013 and $52,094 in 2012)	$62,420	$52,668
Total investments	62,420	52,668
Cash and cash equivalents	11,361	10,296
Due from affiliates*	76	176
Other receivables	364	376
Deferred income taxes	5,762	4,235
Investment in subsidiaries*	1,528,360	1,597,896
Other assets	2,801	3,153
Total assets	$1,611,144	$1,668,800
Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$374,481	$374,433
Current income tax payable	2,185	7,069
Deferred income taxes	3,797	2,836
Due to affiliates*	168	604
Interest payable	8,214	8,164
Other liabilities	272	278
Commitments and contingent liabilities (see Note F)
Total liabilities	389,117	393,384
Stockholders’ equity:
Common stock ($.01 par value, authorized 500,000 in 2013 and 2012 and issued 54,834 shares in 2013 and 56,374 shares in 2012)	548	564
Paid-in capital	472,633	602,269
Retained earnings	640,840	503,173
Accumulated other comprehensive income, net of income tax	108,006	169,410
Total stockholders’ equity	1,222,027	1,275,416
Total liabilities and stockholders’ equity	$1,611,144	$1,668,800
____________________

*	Eliminated in consolidation.
See the accompanying notes to condensed financial statements.
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Condensed Statements of Income

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Revenues:
Dividends from subsidiaries*	$228,319	$238,747	$275,250
Net investment income	762	1,074	61
Realized investment gains (losses), including other-than-temporary impairment losses	11	545	(5)
Total revenues	229,092	240,366	275,306
Expenses:
Interest expense	18,172	17,266	16,500
Other operating expenses	7,882	8,222	8,554
Total expenses	26,054	25,488	25,054
Income (loss) before income taxes	203,038	214,878	250,252
Income taxes	(7,043)	(5,998)	(7,131)
Income (loss) before equity in undistributed earnings of subsidiaries	210,081	220,876	257,383
Equity in undistributed earnings of subsidiaries*	(47,356)	(47,070)	(100,192)
Net income	$162,725	$173,806	$157,191
____________________

*	Eliminated in consolidation.
See the accompanying notes to condensed financial statements.
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Condensed Statements of Comprehensive Income

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$162,725	$173,806	$157,191
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	(47,651)	18,127	(625)
Change in unrealized holding gains (losses) on investment securities	(358)	1,127	(13)
Reclassification adjustment for realized investment (gains) losses included in net income	(11)	(545)	5
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains of subsidiaries	(13,695)	4,221	(3,645)
Total other comprehensive income (loss) before income taxes	(61,715)	22,930	(4,278)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(311)	185	(3)
Other comprehensive income (loss), net of income taxes	(61,404)	22,745	(4,275)
Total comprehensive income	$101,321	$196,551	$152,916
____________________
See the accompanying notes to condensed financial statements.
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Condensed Statements of Cash Flows

	Year ended December 31,
	2013	2012		2011
	(In thousands)
Cash flows from operating activities:
Net income	$162,725	$173,806		$157,191
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries*	47,356	47,070		100,192
Non-cash securities dividends received from subsidiaries*	—	—		(21,742)
Deferred tax provision	(227)	(1,139)		2,533
Change in income taxes	(4,912)	2,451		3,283
Realized investment (gains) losses, including other-than-temporary impairments	(11)	(545)		5
Accretion and amortization of investments	60	400		40
Depreciation and amortization	23	183		—
Share-based compensation	718	215		196
Change in due to/from affiliates*	(336)	438		(907)
Change in other operating assets and liabilities, net	290	(109)		(161)
Net cash provided by (used in) operating activities	205,686	222,770		240,630
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	2,679	67,267		—
Fixed-maturity securities — matured or called	20,269	24,503		5,210
Available-for-sale investments acquired:
Fixed-maturity securities	(33,118)	(120,642)	(1)	(6,590)
Other, net	—	(70)		—
Net cash provided by (used in) investing activities	(10,170)	(28,942)		(1,380)
Cash flows from financing activities:
Dividends	(25,058)	(14,737)		(7,312)
Common stock repurchased	(101,073)	(268,212)		(204,109)
Warrants repurchased	(68,399)	—		—
Excess tax benefit on share-based compensation	79	22		14
Proceeds from issuance of Senior Notes, net of discount	—	374,411		—
Payment of note issued to Citigroup	—	(300,000)		—
Payments of deferred financing costs	—	(3,109)		—
Net cash provided by (used in) financing activities	(194,451)	(211,625)		(211,407)
Change in cash and cash equivalents	1,065	(17,797)		27,843
Cash and cash equivalents, beginning of period	10,296	28,093		250
Cash and cash equivalents, end of period	$11,361	$10,296		$28,093

Supplemental disclosures of cash flow information:
Interest paid	$17,070	$15,858		$16,500

Non-cash activities:
Share-based compensation	$39,195	$33,236		$29,444
Net contributions from Citigroup	—	1,961		1,426
____________________

*	Eliminated in consolidation.

(1)	Includes $38,535 eliminated in consolidation for the year ended December 31, 2012.
See the accompanying notes to condensed financial statements.
See the accompanying report of independent registered public accounting firm.

Schedule II
Condensed Financial Information of Registrant
PRIMERICA, INC. (Parent Only)
Notes to Condensed Financial Statements
(A) Corporate Reorganization
Primerica, Inc. ("we", "us" or the "Company") is a holding company with our primary asset being the capital stock of our operating subsidiaries, and our primary liability being $375.0 million in principal amount of senior unsecured notes issued in a public offering in 2012 (the "Senior Notes"). We were incorporated in Delaware on October 29, 2009 by Citigroup, Inc. ("Citigroup"), to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. In April 2010, these indirect subsidiaries of Citigroup were transferred to us through multiple transactions (the "corporate reorganization"), which culminated in the sale of a portion of our common stock owned by Citigroup in an initial public offering (the "IPO"). Prior to our corporate reorganization, we had no material assets or liabilities.
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
(C) Note Payable
In April 2010, we issued a $300.0 million note payable to Citigroup (the "Citigroup Note") as part of our corporate reorganization. On July 16, 2012, we issued the Senior Notes in a public offering, and we used a portion of the net cash proceeds to repay the Citigroup Note in whole at a redemption price equal to 100% of the outstanding principal amount. We issued the Senior Notes at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature on July 15, 2022.
As unsecured senior obligations, the Senior Notes rank equally in right of payment with all existing and future unsubordinated indebtedness and senior to all existing and future subordinated indebtedness of the Company. The Senior Notes are structurally subordinated in right of payment to all existing and future liabilities of our subsidiaries. In addition, the Senior Notes contain covenants that restrict our ability to, among other things, create or incur any indebtedness that is secured by a lien on the capital stock of certain of our subsidiaries, and merge, consolidate or sell all or substantially all of our properties and assets.
We were in compliance with the covenants of the Senior Notes at December 31, 2013. No events of default(s) occurred on the Senior Notes during the year ended December 31, 2013.
(D) Dividends
For the years ended December 31, 2013, 2012, and 2011, the Company received dividends from our non-life insurance subsidiaries of approximately $63.9 million, $73.6 million, and $75.3 million, respectively. For the years ended December 31, 2013, 2012, and 2011, the Company received dividends from our life insurance subsidiaries of approximately $164.4 million, $165.1 million, and $200.0 million, respectively.
(E) Commitments and Contingent Liabilities
We have a capital maintenance agreement with Peach Re, Inc. ("Peach Re"), a special purpose financial captive insurance company and indirect wholly owned subsidiary of the Company. The capital maintenance agreement requires us at times to make capital contributions to Peach Re to insure that its regulatory account as defined in its coinsurance agreement with Primerica Life Insurance Company ("Primerica Life"), a life insurance company and wholly owned subsidiary of the Company, will not be less than $20.0 million. The regulatory account will only be used to satisfy obligations under this coinsurance agreement after all other available assets have been used, including a letter of credit ("LOC") issued by Deutsche Bank for the benefit of Primerica Life. The LOC was issued in 2012 in the initial amount of $450.0 million with a term of approximately fourteen years. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum amount of $510.0 million in 2014.
The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties, including large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. As such, the Company is unable to estimate the possible loss or range of loss that may result from these matters.

Schedule III
Supplementary Insurance Information
PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned premiums	Other policy benefits and claims payable	Separate account liabilities

	(In thousands)
December 31, 2013:
Term Life Insurance	$1,115,286	$4,889,335	$—	$237,197	$—
Investment and Savings Products	63,607	—	—	—	2,503,197
Corporate and Other Distributed Products	29,573	173,768	1,802	16,107	632
Total	$1,208,466	$5,063,103	$1,802	$253,304	$2,503,829

December 31, 2012:
Term Life Insurance	$967,454	$4,681,437	$—	$235,763	$—
Investment and Savings Products	68,812	—	—	—	2,617,299
Corporate and Other Distributed Products	30,156	169,051	6,056	18,770	816
Total	$1,066,422	$4,850,488	$6,056	$254,533	$2,618,115

	Premium revenues	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written

	(In thousands)
Year ended December 31, 2013:
Term Life Insurance	$597,162	$68,796	$262,357	$115,891	$119,526	$—
Investment and Savings Products	—	—	—	11,195	340,794	—
Corporate and Other Distributed Products	60,749	19,956	39,118	2,097	125,272	35,897
Total	$657,911	$88,752	$301,475	$129,183	$585,592	$35,897

Year ended December 31, 2012:
Term Life Insurance	$543,658	$66,119	$239,346	$104,272	$110,590	$—
Investment and Savings Products	—	—	—	10,956	281,893	—
Corporate and Other Distributed Products	60,564	34,685	39,401	3,370	133,999	39,102
Total	$604,222	$100,804	$278,747	$118,598	$526,482	$39,102

Year ended December 31, 2011:
Term Life Insurance	$460,641	$60,667	$197,159	$89,474	$105,912	$—
Investment and Savings Products	—	—	—	12,482	267,145	—
Corporate and Other Distributed Products	65,751	47,934	45,537	2,078	139,397	41,891
Total	$526,392	$108,601	$242,696	$104,034	$512,454	$41,891
See the accompanying report of independent registered public accounting firm.

Schedule IV
Reinsurance
PRIMERICA, INC.

	Year Ended December 31, 2013
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

	(Dollars in thousands)
Life insurance in force	$679,337,825	$601,309,340	$—	$78,028,485	—%

Premiums:
Life insurance	$2,262,721	$1,642,775	$—	$619,946	—%
Accident and health insurance	39,348	1,383	—	37,965	—%
Total premiums	$2,302,069	$1,644,158	$—	$657,911	—%

	Year Ended December 31, 2012
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

	(Dollars in thousands)
Life insurance in force	$675,164,992	$599,133,626	$—	$76,031,366	—%

Premiums:
Life insurance	$2,227,821	$1,661,822	$—	$565,999	—%
Accident and health insurance	40,154	1,931	—	38,223	—%
Total premiums	$2,267,975	$1,663,753	$—	$604,222	—%

	Year Ended December 31, 2011
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

	(Dollars in thousands)
Life insurance in force	$669,938,841	$596,975,143	$—	$72,963,698	—%

Premiums:
Life insurance	$2,185,791	$1,701,269	$—	$484,522	—%
Accident and health insurance	43,676	1,806	—	41,870	—%
Total premiums	$2,229,467	$1,703,075	$—	$526,392	—%
See the accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Alison S. Rand	February 27, 2014
Alison S. Rand
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)	February 27, 2014
D. Richard Williams
Chairman of Primerica Distribution and Co-Chief Executive Officer (Principal Executive Officer)
/s/ John A. Addison, Jr.		February 27, 2014
John A. Addison, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Alison S. Rand		February 27, 2014
Alison S. Rand

/s/ Joel M. Babbit	Director	February 27, 2014
Joel M. Babbit

/s/ P. George Benson	Director	February 27, 2014
P. George Benson

/s/ Gary L. Crittenden	Director	February 27, 2014
Gary L. Crittenden

/s/ Cynthia N. Day	Director	February 27, 2014
Cynthia N. Day

/s/ Michael E. Martin	Director	February 27, 2014
Michael E. Martin

/s/ Mark Mason	Director	February 27, 2014
Mark Mason

/s/ Robert F. McCullough	Director	February 27, 2014
Robert F. McCullough

/s/ Barbara A. Yastine	Director	February 27, 2014
Barbara A. Yastine