Form 10-Q
period 2014-03-31
Primerica, Inc.
filed 2014-05-06
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2014
Common Stock, $0.01 Par Value	54,415,612 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,667,585 in 2014 and $1,663,022 in 2013)	$1,771,572	$1,755,712
Equity securities available for sale, at fair value (cost: $37,875 in 2014 and $32,592 in 2013)	47,086	39,894
Trading securities, at fair value (cost: $10,981 in 2014 and $13,025 in 2013)	10,934	12,991
Policy loans	26,580	26,806
Total investments	1,856,172	1,835,403
Cash and cash equivalents	158,438	149,189
Accrued investment income	19,689	18,127
Due from reinsurers	4,074,527	4,055,054
Deferred policy acquisition costs, net	1,242,983	1,208,466
Premiums and other receivables	170,577	175,789
Intangible assets, net (accumulated amortization: $66,303 in 2014 and $65,131 in 2013)	67,692	68,863
Income taxes	35,548	32,450
Other assets	303,759	282,780
Separate account assets	2,458,739	2,503,829
Total assets	$10,388,124	$10,329,950
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$5,103,278	$5,063,103
Unearned premiums	1,465	1,802
Policy claims and other benefits payable	243,576	253,304
Other policyholders’ funds	340,175	337,977
Notes payable	374,494	374,481
Income taxes	127,906	105,885
Other liabilities	375,864	377,690
Payable under securities lending	109,094	89,852
Separate account liabilities	2,458,739	2,503,829
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,134,591	9,107,923
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2014 and 2013; and issued 54,569 shares in 2014 and 54,834 shares in 2013)	546	548
Paid-in capital	462,838	472,633
Retained earnings	679,182	640,840
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	33,403	41,974
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	78,911	67,379
Net unrealized investment losses other-than-temporarily impaired	(1,347)	(1,347)
Total stockholders’ equity	1,253,533	1,222,027
Total liabilities and stockholders’ equity	$10,388,124	$10,329,950
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income — Unaudited

	Three months ended March 31,
	2014	2013
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$568,205	$560,904
Ceded premiums	(402,715)	(410,604)
Net premiums	165,490	150,300
Commissions and fees	126,933	112,273
Net investment income	21,599	23,216
Realized investment gains (losses), including other-than-temporary impairment losses	263	2,286
Other, net	10,043	10,375
Total revenues	324,328	298,450
Benefits and expenses:
Benefits and claims	75,191	68,816
Amortization of deferred policy acquisition costs	35,193	31,252
Sales commissions	65,121	55,048
Insurance expenses	28,502	25,512
Insurance commissions	4,083	4,223
Interest expense	8,606	8,795
Other operating expenses	40,800	45,664
Total benefits and expenses	257,496	239,310
Income from continuing operations before income taxes	66,832	59,140
Income taxes	23,347	21,005
Income from continuing operations	43,485	38,135
Income from discontinued operations, net of income taxes	1,595	710
Net income	$45,080	$38,845

Basic earnings per share:
Continuing operations	$0.78	$0.66
Discontinued operations	0.03	0.01
Basic earnings per share	$0.81	$0.67

Diluted earnings per share:
Continuing operations	$0.78	$0.64
Discontinued operations	0.03	0.01
Diluted earnings per share	$0.81	$0.65

Weighted-average shares used in computing earnings per share:
Basic	55,211	56,598
Diluted	55,233	58,407

Supplemental disclosures:
Total impairment losses	$(149)	$(86)
Impairment losses recognized in other comprehensive income before income taxes	—	15
Net impairment losses recognized in earnings	(149)	(71)
Other net realized investment gains (losses)	412	2,357
Realized investment gains (losses), including other-than-temporary impairment losses	$263	$2,286
Dividends declared per share	$0.12	$0.11
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income — Unaudited

	Three months ended March 31,
	2014	2013
	(In thousands)
Net income	$45,080	$38,845
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	17,930	(2,500)
Reclassification adjustment for realized investment (gains) losses included in net income	(188)	(1,659)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(8,677)	(4,188)
Total other comprehensive income (loss) before income taxes	9,065	(8,347)
Income tax expense (benefit) related to items of other comprehensive income (loss)	6,104	(1,514)
Other comprehensive income (loss), net of income taxes	2,961	(6,833)
Total comprehensive income	$48,041	$32,012
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity — Unaudited

	Three months ended March 31,
	2014	2013
	(In thousands)
Common stock:
Balance, beginning of period	$548	$564
Repurchases of common stock	(4)	(1)
Net issuance of common stock	2	4
Balance, end of period	546	567
Paid-in capital:
Balance, beginning of period	472,633	602,269
Share-based compensation	9,699	9,912
Net issuance of common stock	(2)	(4)
Repurchases of common stock	(19,183)	(3,077)
Adjustments to paid-in capital, other	(309)	—
Balance, end of period	462,838	609,100
Retained earnings:
Balance, beginning of period	640,840	503,173
Net income	45,080	38,845
Dividends	(6,738)	(6,409)
Balance, end of period	679,182	535,609
Accumulated other comprehensive income (loss):
Balance, beginning of period	108,006	169,410
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(106) in 2014 and $(59) in 2013	(8,571)	(4,129)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $6,210 in 2014 and $(1,450) in 2013	11,532	(2,694)
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax benefit of $0 in 2014 and $(5) in 2013	—	(10)
Balance, end of period	110,967	162,577
Total stockholders’ equity	$1,253,533	$1,307,853
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows — Unaudited

	Three months ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$45,080	$38,845
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	54,542	65,701
Deferral of policy acquisition costs	(73,045)	(62,874)
Amortization of deferred policy acquisition costs	35,193	31,252
Change in income taxes	14,906	2,309
Realized investment (gains) losses, including other-than-temporary impairments	(263)	(2,286)
Gain from sale of business, net	(1,595)	—
Accretion and amortization of investments	(597)	(526)
Depreciation and amortization	2,884	2,424
Change in due from reinsurers	(32,759)	(7,685)
Change in premiums and other receivables	(4,173)	(6,829)
Trading securities sold, matured, or called (acquired), net	2,036	(1,654)
Share-based compensation	2,848	5,196
Change in other operating assets and liabilities, net	(7,317)	499
Net cash provided by (used in) operating activities	37,740	64,372
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	21,094	15,878
Fixed-maturity securities — matured or called	91,596	62,567
Equity securities	188	148
Available-for-sale investments acquired:
Fixed-maturity securities	(113,508)	(34,958)
Equity securities	(5,106)	(46)
Purchases of property and equipment and other investing activities, net	(1,491)	(8,688)
Proceeds from sale of business	3,000	—
Cash collateral received (returned) on loaned securities, net	19,242	(6,602)
Sales (purchases) of short-term investments using securities lending collateral, net	(19,242)	6,602
Net cash provided by (used in) investing activities	(4,227)	34,901
Cash flows from financing activities:
Dividends paid	(6,738)	(6,409)
Common stock repurchased	(19,187)	(3,078)
Excess tax benefits on share-based compensation	2,954	925
Net cash provided by (used in) financing activities	(22,971)	(8,562)
Effect of foreign exchange rate changes on cash	(1,293)	(415)
Change in cash and cash equivalents	9,249	90,296
Cash and cash equivalents, beginning of period	149,189	112,216
Cash and cash equivalents, end of period	$158,438	$202,512
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting
Policies
Description of Business. Primerica, Inc. (the "Parent Company") together with its subsidiaries (collectively, "we", "us" or the "Company") is a leading distributor of financial products to middle income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc. ("PFS"), a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada ("Primerica Life Canada") and PFSL Investments Canada Ltd. ("PFSL Investments Canada"); and PFS Investments Inc. ("PFS Investments"), an investment products company and broker-dealer. Primerica Life, domiciled in Massachusetts, owns National Benefit Life Insurance Company ("NBLIC"), a New York insurance company.
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
The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2014 and December 31, 2013 and the statements of income, comprehensive income, stockholders' equity, and cash flows for the three months ended March 31, 2014 and 2013. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report").
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
Reclassifications. Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on net income or total stockholders' equity and were primarily related to discontinued operations. See Note 2 (Discontinued Operations) for more information.
Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements dated as of March 31, 2014.

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2013 Annual Report.
Future Application of Accounting Standards. Recent accounting guidance not discussed is not applicable, is immaterial to our financial statements, or did not or will not have an impact on our business.

(2) Discontinued Operations
In January 2014, NBLIC sold the assets and liabilities of its short-term statutory disability benefit insurance business ("DBL") to AmTrust North America, Inc. and its affiliates (the "buyer"). As part of the sale agreement, the buyer assumed all liabilities for DBL insurance policies. In addition, NBLIC transferred the assets held in support of DBL's insurance liabilities and all other premium-related assets and liabilities to the buyer as of January 1, 2014. The results of DBL's operations from January 1, 2014 forward were also transferred to the buyer. NBLIC received cash proceeds from the sale of $3.0 million and recognized a pre-tax gain on the sale of approximately $2.5 million, which comprised income from discontinued operations before income taxes in our results of operations for the three months ended March 31, 2014.
As of March 31, 2014, we no longer have significant continuing involvement in the operations of DBL, and its direct cash flows have been eliminated from our ongoing operations. As a result, beginning in the first quarter of 2014, the results of operations for DBL have been reported in discontinued operations for all periods presented in our unaudited condensed consolidated statements of income. The results of operations and the carrying values of the assets and liabilities related to DBL were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Total revenues from discontinued operations	$—	$9,995
Income from discontinued operations before income taxes	2,454	1,092
Provision for income taxes	859	382
Income from discontinued operations, net of income taxes	$1,595	$710

	March 31, 2014	December 31, 2013
	(In thousands)
Premiums and other receivables	$—	$6,439
Future policy benefits	—	5,047
Other liabilities	—	1,197

(3) Segment Information
We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. The results of operations for DBL were previously reported in our Corporate and Other Distributed Products segment and have been reclassified into discontinued operations as discussed in Note 2 (Discontinued Operations).
Total assets by segment were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Assets:
Term life insurance segment	$6,851,984	$6,783,194
Investment and savings products segment	2,669,092	2,699,000
Corporate and other distributed products segment	867,048	847,756
Total assets	$10,388,124	$10,329,950
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $211.0 million and $195.8 million as of March 31, 2014 and December 31, 2013, respectively.

Results of continuing operations by segment were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Revenues:
Term life insurance segment	$182,980	$167,833
Investment and savings products segment	123,270	108,722
Corporate and other distributed products segment	18,078	21,895
Total revenues	$324,328	$298,450
Income (loss) from continuing operations before income taxes:
Term life insurance segment	$47,204	$45,125
Investment and savings products segment	34,028	26,353
Corporate and other distributed products segment	(14,400)	(12,338)
Total income from continuing operations before income taxes	$66,832	$59,140
See “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for more information regarding our operating segments.
Long-lived assets (primarily tangible assets) and results of continuing operations by country were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Long-lived assets by country:
United States	$25,224	$24,413
Canada	569	637
Total long-lived assets	$25,793	$25,050

	Three months ended March 31,
	2014	2013
	(In thousands)
Revenues by country:
United States	$262,204	$239,373
Canada	62,124	59,077
Total revenues	$324,328	$298,450
Income from continuing operations before income taxes by country:
United States	$48,912	$43,039
Canada	17,920	16,101
Total income from continuing operations before income taxes	$66,832	$59,140

(4) Investments
The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity and equity securities follow:

	March 31, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$8,665	$527	$(84)	$9,108
Foreign government	121,496	6,543	(3,079)	124,960
States and political subdivisions	35,097	2,198	(307)	36,988
Corporates	1,247,554	91,481	(7,008)	1,332,027
Mortgage- and asset-backed securities	254,773	14,363	(647)	268,489
Total fixed-maturity securities(1)	1,667,585	115,112	(11,125)	1,771,572
Equity securities	37,875	9,728	(517)	47,086
Total fixed-maturity and equity securities	$1,705,460	$124,840	$(11,642)	$1,818,658
____________________

(1)	Includes approximately $2.1 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$8,696	$485	$(127)	$9,054
Foreign government	111,610	7,512	(2,766)	116,356
States and political subdivisions	32,308	1,860	(468)	33,700
Corporates	1,240,100	84,545	(11,931)	1,312,714
Mortgage- and asset-backed securities	270,308	14,610	(1,030)	283,888
Total fixed-maturity securities(1)	1,663,022	109,012	(16,322)	1,755,712
Equity securities	32,592	7,935	(633)	39,894
Total fixed-maturity and equity securities	$1,695,614	$116,947	$(16,955)	$1,795,606
____________________

(1)	Includes approximately $2.1 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.
The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale securities was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Net unrealized investment gains (losses) including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$113,198	$99,992
Currency swaps	52	72
Foreign currency translation adjustment	6,079	1,523
Other-than-temporary impairments	2,072	2,072
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	121,401	103,659
Deferred income taxes	(42,490)	(36,280)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$78,911	$67,379

We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $10.9 million and $13.0 million as of March 31, 2014 and December 31, 2013, respectively.
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
As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $18.5 million and $18.4 million as of March 31, 2014 and December 31, 2013, respectively.
We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our balance sheet. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the lent securities as invested assets on our balance sheet during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $109.1 million and $89.9 million as of March 31, 2014 and December 31, 2013, respectively.
The scheduled contractual maturity distribution of the available-for-sale fixed-maturity portfolio at March 31, 2014 follows:

	March 31, 2014
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$121,673	$123,274
Due after one year through five years	524,879	572,521
Due after five years through 10 years	713,631	750,515
Due after 10 years	52,629	56,773
	1,412,812	1,503,083
Mortgage- and asset-backed securities	254,773	268,489
Total fixed-maturity securities	$1,667,585	$1,771,572
Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Fixed-maturity securities	$21,032	$23,210
Equity securities	385	272
Policy loans and other invested assets	388	320
Cash and cash equivalents	53	87
Market return on deposit asset underlying 10% coinsurance agreement	953	564
Gross investment income	22,811	24,453
Investment expenses	(1,212)	(1,237)
Net investment income	$21,599	$23,216

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$343	$1,733
Gross losses from sales	(6)	(3)
Other-than-temporary impairment losses	(149)	(71)
Gains (losses) from bifurcated options	75	627
Net realized investment gains (losses)	$263	$2,286
Supplemental information:
Gross realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$188	$1,659
Tax expense (benefit) associated with realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$66	$581
Proceeds from sales or other redemptions	$112,878	$78,593
Other-Than-Temporary Impairment. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible other-than-temporary impairment ("OTTI"). An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an unrealized loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity for fixed-maturity securities or within a reasonable period of time for equity securities. For additional information, see Note 3 (Investments) to the consolidated financial statements in our 2013 Annual Report.
Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $312.7 million and $454.2 million as of March 31, 2014 and December 31, 2013, respectively.
The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2014
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,736	$(3)	1	$869	$(81)	2
Foreign government	45,871	(2,462)	57	5,093	(617)	15
States and political subdivisions	8,395	(307)	10	—	—	—
Corporates	182,175	(4,674)	188	22,060	(2,334)	34
Mortgage- and asset-backed securities	21,788	(237)	30	8,857	(410)	7
Total fixed-maturity securities	259,965	(7,683)		36,879	(3,442)
Equity securities	3,757	(303)	5	415	(214)	1
Total fixed-maturity and equity securities	$263,722	$(7,986)		$37,294	$(3,656)

	December 31, 2013
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses		Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,817	$(36)	3	$859	$(91)		2
Foreign government	34,869	(2,190)	47	5,999	(576)		13
States and political subdivisions	8,520	(468)	11	152	—	(1)	1
Corporates	296,192	(9,510)	295	19,022	(2,421)		31
Mortgage- and asset-backed securities	54,215	(536)	46	10,523	(494)		9
Total fixed-maturity securities	397,613	(12,740)		36,555	(3,582)
Equity securities	3,081	(633)	7	—	—		—
Total fixed-maturity and equity securities	$400,694	$(13,373)		$36,555	$(3,582)
____________________

(1)	Less than one thousand.
The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	March 31, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$31	$303	$31	$267
Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Impairments on fixed-maturity securities not in default	$149	$71
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
As of March 31, 2014, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investments. Because we have the ability to hold these investments until a market price recovery or maturity and we have no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.

Net impairment losses recognized in earnings were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$—	$15
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	—	(15)
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	—	—
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	149	71
Net impairment losses recognized in earnings	$149	$71
The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$14,516	$14,171
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	149	71
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	—	—
Reductions due to sales, maturities or calls of credit impaired securities	—	—
Cumulative OTTI credit losses recognized for securities still held, end of period	$14,665	$14,242
Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of March 31, 2014 and December 31, 2013, the fair value of these bifurcated options was approximately $4.9 million and $4.6 million, respectively.
We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of March 31, 2014 and December 31, 2013. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

(5)	Fair Value of Financial Instruments
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
The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$9,108	$—	$9,108
Foreign government	—	124,960	—	124,960
States and political subdivisions	—	36,988	—	36,988
Corporates	1,392	1,329,830	805	1,332,027
Mortgage- and asset-backed securities	—	266,986	1,503	268,489
Total fixed-maturity securities	1,392	1,767,872	2,308	1,771,572
Equity securities	41,709	5,329	48	47,086
Trading securities	—	10,934	—	10,934
Separate accounts	—	2,458,739	—	2,458,739
Total fair value assets	$43,101	$4,242,874	$2,356	$4,288,331
Fair value liabilities:
Currency swaps	$—	$151	$—	$151
Separate accounts	—	2,458,739	—	2,458,739
Total fair value liabilities	$—	$2,458,890	$—	$2,458,890

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$9,054	$—	$9,054
Foreign government	—	116,356	—	116,356
States and political subdivisions	—	33,700	—	33,700
Corporates	1,282	1,310,739	693	1,312,714
Mortgage- and asset-backed securities	—	282,341	1,547	283,888
Total fixed-maturity securities	1,282	1,752,190	2,240	1,755,712
Equity securities	34,868	4,978	48	39,894
Trading securities	—	12,991	—	12,991
Separate accounts	—	2,503,829	—	2,503,829
Total fair value assets	$36,150	$4,273,988	$2,288	$4,312,426
Fair value liabilities:
Currency swaps	$—	$88	$—	$88
Separate accounts	—	2,503,829	—	2,503,829
Total fair value liabilities	$—	$2,503,917	$—	$2,503,917
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
The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Level 3 assets, beginning of period	$2,288	$5,221
Net unrealized gains (losses) included in other comprehensive income	120	23
Net realized gains (losses) included in realized investment gains (losses), including other-than-temporary impairment losses	—	61
Purchases	—	477
Sales	—	(10)
Settlements	(52)	(525)
Transfers into Level 3	—	—
Transfers out of Level 3	—	(991)
Level 3 assets, end of period	$2,356	$4,256
We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013. In addition, there were no transfers between Level 1 and Level 3 during the three months ended March 31, 2014 and 2013.
Invested assets included in the transfer from Level 3 to Level 2 during the three months ended March 31, 2013 primarily were fixed-maturity investments for which we were able to obtain independent pricing quotes based on observable inputs.
The table below is a summary of the estimated fair value for financial instruments.

	March 31, 2014		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$1,771,572	$1,771,572	$1,755,712	$1,755,712
Equity securities	47,086	47,086	39,894	39,894
Trading securities	10,934	10,934	12,991	12,991
Policy loans	26,580	26,580	26,806	26,806
Deposit asset underlying 10% coinsurance agreement	130,178	130,178	124,413	124,413
Separate accounts	2,458,739	2,458,739	2,503,829	2,503,829
Liabilities:
Notes payable	$374,494	$393,986	$374,481	$385,161
Currency swaps	151	151	88	88
Separate accounts	2,458,739	2,458,739	2,503,829	2,503,829
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
Nonrecurring fair value measurements. Policy loans, which are categorized as Level 3 fair value measurements, are carried at the unpaid principal balances. The fair value of policy loans approximate the unpaid principal balances as the timing of repayment is uncertain and the loans are collateralized by the amount of the policy. The deposit asset underlying the 10% coinsurance agreement with Prime Reinsurance Company, Inc. ("Prime Re"), an affiliate of Citigroup Inc. ("Citigroup"), represents the value of the assets necessary to back the economic reserves held in support of the reinsurance agreement. The carrying value of this deposit asset approximates fair value, which is categorized as Level 3 in the fair value hierarchy. Notes payable represent our publicly-traded senior notes and are valued as a Level 2 fair value measurement using the quoted market price for our notes.
The carrying amounts for cash and cash equivalents, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximate their fair values due to the short-term nature of these instruments. Consequently, such financial instruments are not included in the above table.

(6)	Reinsurance
We use reinsurance extensively, which has a significant effect on our results of operations. Reinsurance arrangements do not relieve us of our primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers.
Details on in-force life insurance follow:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Direct life insurance in force	$677,486,177	$679,337,825
Amounts ceded to other companies	(599,355,477)	(601,309,340)
Net life insurance in force	$78,130,700	$78,028,485
Percentage of reinsured life insurance in force	88%	89%
Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	March 31, 2014		December 31, 2013
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Re(1)	$2,603,726	NR	$2,572,800	NR
SCOR Global Life Reinsurance Companies(3)	369,746	A	372,479	A
Financial Reassurance Company 2010, Ltd.(1)	330,560	NR	343,144	NR
Swiss Re Life & Health America Inc.(2)	257,397	A+	260,775	A+
American Health and Life Insurance Company(1)	176,203	A-	174,722	A-
Munich American Reassurance Company	100,840	A+	100,856	A+
Korean Reinsurance Company	89,705	A	89,405	A
RGA Reinsurance Company	76,762	A+	75,629	A+
Toa Reinsurance Company	20,616	A+	18,824	A+
Hannover Life Reassurance Company	17,460	A+	16,862	A+
All other reinsurers	31,512	-	29,558	-
Due from reinsurers	$4,074,527		$4,055,054
____________________
NR – not rated

(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.

(2)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.

(3)
Includes amounts ceded to Generali USA Life Reassurance Company due to its purchase by the parent company of SCOR Global Life Reinsurance Companies in October 2013 and amounts retroceded from Transamerica Reinsurance Companies.

(7)	Notes Payable
At March 31, 2014, the Company had $375.0 million of publicly-traded, senior unsecured notes with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022 (the "Senior Notes"). As of March 31, 2014, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended March 31, 2014.
Further discussion on the Company’s notes payable is included in Note 9 (Notes Payable) to our consolidated financial statements within our 2013 Annual Report.

(8)	Stockholders’ Equity
A reconciliation of the number of shares of our common stock follows.

	Three months ended March 31,
	2014	2013
	(In thousands)
Common stock, beginning of period	54,834	56,374
Shares of restricted common stock issued	—	289
Shares issued for stock options exercised	4	—
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	159	115
Common stock retired	(428)	(96)
Common stock, end of period	54,569	56,682
The above reconciliation excludes RSUs, which do not have voting rights. As the restrictions on the RSUs lapse, we issue common shares with voting rights. As of March 31, 2014, we had a total of approximately 1.3 million RSUs outstanding.
Our Board of Directors authorized a share repurchase program for up to $150 million of our outstanding common stock (the "share repurchase program"). Under the share repurchase program, we repurchased 283,000 shares of our common stock in open market transactions for an aggregate purchase price of approximately $13.1 million during the first quarter of 2014.

(9)	Earnings Per Share
The Company has outstanding common stock and equity awards that consist of restricted stock, RSUs and stock options. In addition, warrants to purchase additional shares of our common stock were outstanding until we repurchased and retired these warrants in 2013. The restricted stock and outstanding RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. Unvested restricted stock and unvested RSUs are deemed participating securities for purposes of calculating EPS as they maintain dividend rights.
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
The calculation of basic and diluted EPS follows.

	Three months ended March 31,
	2014	2013
	(In thousands, except per-share amounts)
Basic EPS
Numerator (continuing operations):
Income from continuing operations	$43,485	$38,135
Income attributable to unvested participating securities	(557)	(998)
Income from continuing operations used in calculating basic EPS	$42,928	$37,137
Numerator (discontinued operations):
Income from discontinued operations	$1,595	$710
Income attributable to unvested participating securities	(20)	(19)
Income from discontinued operations used in calculating basic EPS	$1,575	$691
Denominator:
Weighted-average vested shares	55,211	56,598
Basic EPS from continuing operations	$0.78	$0.66
Basic EPS from discontinued operations	$0.03	$0.01

Diluted EPS
Numerator (continuing operations):
Income from continuing operations	$43,485	$38,135
Income attributable to unvested participating securities	(557)	(973)
Income from continuing operations used in calculating diluted EPS	$42,928	$37,162
Numerator (discontinued operations):
Income from discontinued operations	$1,595	$710
Income attributable to unvested participating securities	(20)	(18)
Income from discontinued operations used in calculating diluted EPS	$1,575	$692
Denominator:
Weighted-average vested shares	55,211	56,598
Dilutive effect of incremental shares if issued for warrants outstanding	—	1,809
Dilutive effect of incremental shares to be issued for equity awards	22	—
Weighted-average shares used in calculating diluted EPS	55,233	58,407
Diluted EPS from continuing operations	$0.78	$0.64
Diluted EPS from discontinued operations	$0.03	$0.01

(10)	Share-Based Transactions
The Company has outstanding equity awards under its Omnibus Incentive Plan ("OIP"). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employee directors, and sales force leaders under the OIP. For more information on equity awards granted under the OIP, see Note 13 (Share-Based Compensation) to our consolidated financial statements within our 2013 Annual Report.
In connection with our granting of equity awards to our management and members of the Board of Directors, we recognize expense over the service period of the equity award. Additionally, to the extent that equity awards to members of our sales force are an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, we defer and amortize the fair value of these awards in the same manner as other deferred policy acquisition costs.
The impacts of equity awards granted are as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Total equity awards expense recognized	$2,848	$5,196
Quarterly incentive awards expense deferred	3,787	3,805

(11) Commitments and Contingent Liabilities
Letter of Credit
Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the statutory accounting-based reserves (commonly referred to as Regulation XXX reserves) related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life. As of March 31, 2014, the Company was in compliance with all financial covenants under the Credit Facility Agreement.
Further discussion on the Company’s letter of credit is included in Note 15 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2013 Annual Report.
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
In January 2014, PFS Investments entered into a memorandum of understanding to resolve this pending litigation. As of December 31, 2013, we had established a contingent liability for $9.3 million for the fair value of estimated benefits to be paid to the settling claimants through deferred payments that would begin in 2024 and approximately $6.4 million for estimated related costs, including awards relating to prior arbitrations, other potential settlements, and the payment of claimants’ attorneys' fees and expenses. The related contingent liabilities have been recorded in Other liabilities within the accompanying unaudited condensed consolidated balance sheets. The memorandum of understanding required that a certain percentage of claimants agree to the settlement. During April 2014, a required percentage of claimants have signed settlement agreements and releases, and, therefore, we continue to hold the $9.3 million contingent liability representing the deferred payments to be provided to the settling claimants. Through April 2014, the Company has paid approximately $5.6 million of the estimated $6.4 million for related costs.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the three months ended March 31, 2014. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2013, ("2013 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to those discussed under the heading “Risk Factors” in the 2013 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.
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
Investment and Savings Products. In the United States, we distribute mutual fund and managed accounts products and variable and fixed annuity products of several third-party companies. In Canada, we offer our own Primerica-branded mutual funds, as well as mutual funds of other companies, and segregated funds, which are underwritten by Primerica Life Canada.

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
Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including various insurance products underwritten by NBLIC, prepaid legal services, as well as credit information and debt referral services. These products are distributed pursuant to distribution arrangements with third parties through our independent agent sales force. In addition, our Corporate and Other Distributed Products segment includes corporate income (including net investment income) and expenses not allocated to other segments, interest expense on our notes payable and realized gains and losses on our invested asset portfolio.

Critical Accounting Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2013 Annual Report. The most significant items on the balance sheet are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.
The estimates that we deem to be most critical to an understanding of our results of operations and financial position are those related to deferred policy acquisition costs ("DAC"), future policy benefit reserves and corresponding amounts due from reinsurers, income taxes, the valuation of investments, and litigation. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Subsequent experience or use of other assumptions could produce significantly different results.
Accounting Policy Change. During the three months ended March 31, 2014, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2013 Annual Report.

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
Independent Sales Force. Our ability to increase the size of our sales force is largely based on the success of our recruiting efforts and our ability to train and motivate recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to sales force trends and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Recruiting results do not always result in commensurate changes in the size of our licensed sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended March 31,
	2014	2013
New recruits	48,306	46,348
New life-licensed sales representatives	7,447	7,165
Recruiting of new representatives and new life-licensed sales representatives both grew by approximately 4% for the three months ended March 31, 2014 compared with the same period a year ago.
The size of our life-licensed insurance sales force was as follows:

	March 31, 2014	December 31, 2013
Life-licensed insurance sales representatives	95,382	95,566
The size of our life-licensed insurance sales force at March 31, 2014 remained consistent with the size of our life-licensed insurance sales force at December 31, 2013.
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
Historically, we have found that, while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of our sales representatives generally remains within a relatively narrow range (between 0.18x and 0.22x), and, consequently, our sales volume over the longer term generally correlates to the size of our sales force.
The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Three months ended March 31,
	2014	2013
Average number of life-licensed sales representatives	95,300	91,277
Number of new policies issued	49,320	50,356
Average monthly rate of new policies issued per life-licensed sales representative	0.17x	0.18x
The average monthly rate of new policies issued per life-licensed sales representative, which is normally lower in first quarter of each year, was slightly below the historical range during the three months ended March 31, 2014 in part due to the impact of adverse weather conditions across North America.
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

•
Investment Yields. We use investment yield rates based on yields available at the time a policy is issued. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. Both DAC and the future policy benefit reserve liability increase with the assumed investment yield rate. Since DAC is higher than the future policy benefit reserve liability in the early years of a policy, a lower assumed investment yield generally will result in lower profits. In the later years, when the future policy benefit reserve liability is higher than DAC, a lower assumed investment yield generally will result in higher profits. These assumed investment yields, which like other pricing assumptions are locked in at issue, impact the timing but not the aggregate amount of DAC and future policy benefit reserve changes. Actual investment yields will impact net investment income allocated to the Term Life Insurance segment, but will not impact DAC or the reserve liability.

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
In 2010, as part of our corporate reorganization, we entered into significant coinsurance transactions (the "coinsurance transactions") with three affiliates (collectively, the "Citigroup reinsurers") of Citigroup Inc. ("Citigroup") and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We continue to administer all policies subject to these coinsurance agreements. With each successive period, we expect revenue and earnings growth to continue to decelerate as the size of our in-force book grows and incremental sales have a reduced marginal effect on the size of the then-existing in force book.
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

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties. NBLIC also has in-force policies from several discontinued lines of insurance. During the three months ended March 31, 2014, NBLIC sold its short-term statutory disability benefit insurance business ("DBL") to AmTrust North America, Inc., and the operating results have been reported as discontinued operations for all periods presented. In 2014, NBLIC will also cease the marketing and underwriting of new student life insurance policies but will continue to administer the existing block of student life business. Corporate and Other Distributed Products segment net investment income is composed of two elements: the remainder of net investment income not allocated to our Term Life Insurance segment and the market return associated with the deposit asset underlying a 10% coinsurance agreement with the Citigroup reinsurers ("10% Coinsurance Agreement").
The Corporate and Other Distributed Products segment is affected by corporate income and expenses not allocated to our other segments, net investment income (other than net investment income allocated to our Term Life Insurance segment), general and administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), equity awards granted to management and our sales force leaders at the time of our April 2010 initial public offering ("IPO"), interest expense on notes payable and realized gains and losses on our invested asset portfolio.
Capital Structure. Our financial results have also been affected by changes in our capital structure, including the issuance of our senior unsecured notes and redundant reserve financings, as well as repurchases of shares and warrants of our common stock. For additional information regarding factors affecting our results, see Factors Affecting Our Results in our 2013 Annual Report.

Results of Operations
Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$568,205	$560,904	$7,301	1%
Ceded premiums	(402,715)	(410,604)	(7,889)	(2)%
Net premiums	165,490	150,300	15,190	10%
Commissions and fees	126,933	112,273	14,660	13%
Net investment income	21,599	23,216	(1,617)	(7)%
Realized investment gains (losses), including other-than-temporary impairment losses	263	2,286	(2,023)	(88)%
Other, net	10,043	10,375	(332)	(3)%
Total revenues	324,328	298,450	25,878	9%
Benefits and expenses:
Benefits and claims	75,191	68,816	6,375	9%
Amortization of DAC	35,193	31,252	3,941	13%
Sales commissions	65,121	55,048	10,073	18%
Insurance expenses	28,502	25,512	2,990	12%
Insurance commissions	4,083	4,223	(140)	(3)%
Interest expense	8,606	8,795	(189)	(2)%
Other operating expenses	40,800	45,664	(4,864)	(11)%
Total benefits and expenses	257,496	239,310	18,186	8%
Income from continuing operations before income taxes	66,832	59,140	7,692	13%
Income taxes	23,347	21,005	2,342	11%
Income from continuing operations	43,485	38,135	5,350	14%
Income from discontinued operations, net of income taxes	1,595	710	885	*
Net income	$45,080	$38,845	$6,235	16%
_____________________

*	Less than 1% or not meaningful.
Results for the Three Months Ended March 31, 2014 and 2013
Total revenues. The increase in revenues for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to incremental premiums on new term life insurance policies issued subsequent to the Citigroup reinsurance transactions ("New Term") and the favorable impact on commissions and fees of higher investment product sales and growth in client asset values, partially offset by declines in realized investment gains and net investment income. Realized investment gains decreased in the first quarter of 2014 primarily due to a large gain on a tendered security in the prior year period. The decline in allocated net investment income was attributable to lower average yield on invested assets, lower volume of called securities, and a lower average base of invested assets for the three months ended March 31, 2014.
Total benefits and expenses. Total benefits and expenses increased year-over-year primarily as a result of the growth in revenue-related costs, which include sales commissions, benefits and claims, and amortization of DAC, as well as higher insurance expenses. These higher expenses were partially offset by lower legal fees in the first quarter of 2014 and lower stock compensation costs due to the full vesting of IPO equity awards in the prior year period.
Income taxes. Our effective income tax rate on continuing operations of 34.9% during the three months ended March 31, 2014 was lower than our effective income tax rate of 35.5% during the three months ended March 31, 2013 primarily driven by the limited deductibility of certain IPO equity awards, which fully vested in the prior year period.
For additional information, see the Segment Results discussions below.
Segment Results
Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$559,663	$552,034	$7,629	1%
Ceded premiums	(400,333)	(407,854)	(7,521)	(2)%
Net premiums	159,330	144,180	15,150	11%
Allocated net investment income	16,713	16,669	44	*
Other, net	6,937	6,984	(47)	(1)%
Total revenues	182,980	167,833	15,147	9%
Benefits and expenses:
Benefits and claims	71,263	65,547	5,716	9%
Amortization of DAC	32,721	27,865	4,856	17%
Insurance commissions	1,315	1,199	116	10%
Insurance expenses	26,414	23,845	2,569	11%
Interest expense	4,063	4,252	(189)	(4)%
Total benefits and expenses	135,776	122,708	13,068	11%
Income from continuing operations before income taxes	$47,204	$45,125	$2,079	5%
_____________________

*	Less than 1%.
Results for the Three Months Ended March 31, 2014 and 2013
Net premiums. The increase in net premiums is primarily due to the continued addition of New Term business combined with the run-off of business subject to the Citigroup reinsurance transactions. While ceded premiums supporting YRT reinsurance programs for New Term are a relatively low portion of direct premiums, ceded premiums for the block of business coinsured by Citigroup are more than 80% of direct premiums. As a result, as we continue to build New Term and the block coinsured by Citigroup continues to run off, net premiums will continue to grow faster than direct premiums.
Allocated net investment income. Allocated net investment income remained relatively flat year-over-year. The amount of net investment income allocated grew with required assets but was offset by lower average yield on invested assets.
Benefits and claims. Benefits and claims were in line with the growth in net premiums. Claims for the first quarter of 2014 were consistent with historical experience.
Amortization of DAC. The increase in amortization of DAC was primarily attributable to an increased portion of commissions deferred in recent periods, resulting in a rate of DAC amortization in excess of the growth in net premiums. Policy persistency was consistent and stable compared to the prior year period.

Insurance expenses. The increase in insurance expenses was mainly due to growth in the business and infrastructure, as well as higher other miscellaneous costs.
Product Sales and Face Amount In Force. We issued 49,320 new policies during the three months ended March 31, 2014, compared to 50,356 new policies for the same period in 2013. Sales of our term life insurance policies decreased compared to the prior year period in part due to the impact of adverse weather conditions across North America.
The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2014	% of beginning balance	2013	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$674,868		$670,412
Net change in face amount:
Issued face amount	15,748	2%	15,709	2%
Terminations	(14,160)	(2)%	(14,917)	(2)%
Foreign currency	(3,378)	*	(790)	*
Net change in face amount	(1,790)	*	2	*
Face amount in force, end of period	$673,078		$670,414
_____________________

*	Less than 1%.
For the three months ended March 31, 2014, the face amount of in-force term life insurance policies decreased mostly due to the unfavorable impact of foreign currency exchange rates. As a percentage of beginning face amount in force, issued face amount and terminations remained relatively flat during the three months ended March 31, 2014 compared to the prior year period.
Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$57,963	$49,718	$8,245	17%
Asset-based revenues	53,749	47,428	6,321	13%
Account-based revenues	9,723	9,454	269	3%
Other, net	1,835	2,122	(287)	(14)%
Total revenues	123,270	108,722	14,548	13%
Expenses:
Amortization of DAC	2,335	2,892	(557)	(19)%
Insurance commissions	2,086	2,275	(189)	(8)%
Sales commissions:
Sales-based	41,594	35,403	6,191	17%
Asset-based	20,695	16,637	4,058	24%
Other operating expenses	22,532	25,162	(2,630)	(10)%
Total expenses	89,242	82,369	6,873	8%
Income from continuing operations before income taxes	$34,028	$26,353	$7,675	29%

Supplemental information on the underlying metrics that drove results follows.

	Three months ended March 31,		Change
	2014	2013	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$821	$712	$109	15%
Annuities and other	450	480	(30)	(6)%
Total sales-based revenue generating product sales	1,271	1,192	79	7%
Managed accounts	63	57	6	11%
Segregated funds and other	77	116	(39)	(34)%
Total product sales	$1,411	$1,365	$46	3%
Average client asset values:
Retail mutual funds	$28,842	$25,170	$3,672	15%
Annuities and other	12,677	10,310	2,367	23%
Managed accounts	1,095	652	443	68%
Segregated funds	2,449	2,624	(175)	(7)%
Total average client asset values	$45,063	$38,756	$6,307	16%

	(Accounts in thousands)
Average number of fee-generating accounts:
Recordkeeping accounts	2,587	2,536	51	2%
Custodial accounts	1,991	1,940	51	3%
Results for the Three Months Ended March 31, 2014 and 2013
Total revenues. The increase in commissions and fees was driven mostly by higher sales of mutual funds. The growth in sales-based revenues exceeded the increase in sales-based revenues generating product sales mainly due to the change in mix of annuity and other products sold from variable annuity internal exchanges and sales of group retirement accounts to product offerings with higher commission rates. The rise in average client asset values, which was indicative of favorable market performance and strong sales during the first quarter of 2014, also contributed to the increase in commissions and fees in the form of higher asset-based revenues.
Sales commissions. Higher sales-based commissions in the three months ended March 31, 2014 were consistent with the growth in sales-based revenues above. The increase in asset-based commissions during the three months ended March 31, 2014 was consistent with the increase in asset-based revenues when excluding segregated funds. The relevant costs associated with asset-based revenue from segregated funds are recorded within insurance commissions and amortization of DAC.
Other operating expenses. Other operating expenses decreased primarily due to lower legal fees and expenses, partially offset by higher costs in support of our independent sales force and employee compensation costs. Legal fees and expenses for the first quarter of 2014 and 2013 were approximately $0.6 million and $3.9 million, respectively, primarily attributable to defending claims alleged by certain participants in the Florida Retirement System's benefit plan ("FRS"). A potential settlement was reached in January 2014, which reduced the amount of legal fees and expenses incurred in association with this matter compared to the prior year period. See Note 11 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information.

Asset Values in Client Accounts
Changes in asset values in client accounts were as follows:

	Three months ended March 31,
	2014	% of beginning balance	2013	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$44,990		$37,386
Net change in asset values:
Inflows	1,411	3%	1,365	4%
Redemptions	(1,246)	(3)%	(1,283)	(3)%
Change in market value, net and other	684	2%	2,385	6%
Net change in asset values	849	2%	2,467	7%
Asset values, end of period	$45,839		$39,853
The increase in asset values for three months ended March 31, 2014 was primarily attributable to favorable market performance. As a percentage of beginning asset values, the growth in inflows and the rate of redemptions relative to average client asset values for the three months ended March 31, 2014 remained consistent with the prior year period.
Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$8,542	$8,870	$(328)	(4)%
Ceded premiums	(2,382)	(2,750)	(368)	(13)%
Net premiums	6,160	6,120	40	1%
Commissions and fees	5,498	5,673	(175)	(3)%
Allocated net investment income	4,886	6,547	(1,661)	(25)%
Realized investment gains (losses), including other-than-temporary impairment losses	263	2,286	(2,023)	(88)%
Other, net	1,271	1,269	2	*
Total revenues	18,078	21,895	(3,817)	(17)%
Benefits and expenses:
Benefits and claims	3,928	3,269	659	20%
Amortization of DAC	137	495	(358)	(72)%
Insurance commissions	682	749	(67)	(9)%
Insurance expenses	2,088	1,667	421	25%
Sales commissions	2,832	3,008	(176)	(6)%
Interest expense	4,543	4,543	—	—%
Other operating expenses	18,268	20,502	(2,234)	(11)%
Total benefits and expenses	32,478	34,233	(1,755)	(5)%
Loss from continuing operations before income taxes	$(14,400)	$(12,338)	$2,062	17%
 ____________________

*	Less than 1%.
Results for the Three Months Ended March 31, 2014 and 2013
Total revenues. Total revenues decreased for three months ended March 31, 2014 primarily due to lower realized investment gains and net investment income. The decrease in realized investment gains was primarily due to a large gain on a tendered security in the prior year period. The decline in net investment income was primarily attributable to a higher allocation to the Term Life segment, as well as a lower average base of invested assets and lower average yield on invested assets.

Total benefits and expenses. The decrease in benefits and expenses was mostly due to lower other operating expenses related to the full vesting of restricted stock granted in connection with our IPO, partially offset by higher other compensation costs in the first quarter of 2014.

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
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating and average approximate duration of our fixed-maturity portfolio were as follows:

	March 31, 2014	December 31, 2013
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.2 years	4.0 years
Average book yield of our fixed-maturity portfolio	4.87%	4.93%
The distribution of our investments in fixed-maturity securities by rating follows:

	March 31, 2014		December 31, 2013
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$286,733	17%	$296,717	18%
AA	131,560	8%	133,406	8%
A	383,514	23%	386,460	23%
BBB	796,768	47%	777,111	46%
Below investment grade	77,621	5%	80,835	5%
Not rated	2,323	*	1,484	*
Total	$1,678,519	100%	$1,676,013	100%
____________________

*	Less than 1%.

The ten largest holdings within our invested asset portfolio were as follows:

	March 31, 2014
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	28,354	28,822	(468)	AAA
General Electric Co.	26,723	23,760	2,963	AA-
International Business Machines Corp.	12,205	11,862	343	AA-
Province of Ontario Canada	11,133	10,411	722	AA-
Iberdrola SA	10,528	9,465	1,063	BBB
National Rural Utilities Cooperative	9,919	7,469	2,450	A+
ArcelorMittal SA	7,807	6,608	1,199	BB+
Vale SA	7,737	7,097	640	A-
Province of Quebec Canada	7,735	7,200	535	A+
Altria Group, Inc.	7,730	6,218	1,512	BBB
Total – ten largest holdings	$129,871	$118,912	$10,959
Total – fixed-maturity and equity securities	$1,829,592	$1,716,394
Percent of total fixed-maturity and equity securities	7%	7%
For additional information on our invested asset portfolio, see Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources
Dividends and other payments to the Parent Company from our subsidiaries are our principal sources of cash. The amount of dividends paid by our subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of general operating expenses, income taxes, stockholder dividends, and interest on outstanding debt, as well as repurchases of shares outstanding. At March 31, 2014, the Parent Company had cash and invested assets of approximately $56.9 million.
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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2014	2013	$
	(In thousands)
Net cash provided by (used in) operating activities	$37,740	$64,372	$(26,632)
Net cash provided by (used in) investing activities	(4,227)	34,901	(39,128)
Net cash provided by (used in) financing activities	(22,971)	(8,562)	(14,409)
Effect of foreign exchange rate changes on cash	(1,293)	(415)	(878)
Change in cash and cash equivalents	$9,249	$90,296	$(81,047)
Operating Activities. The change in operating cash flows compared with the prior year period was primarily driven by the timing of ceded claims payments from reinsurers in our Term Life business.
Investing Activities. The decrease in investing cash inflows was primarily driven by lower purchases of fixed-maturity securities in the prior year period in anticipation of the ordinary dividend paid from Primerica Life to the Parent Company in 2013. This was partially offset by the increase in the scheduled maturities of bonds during the first quarter of 2014 compared to the same period a year ago.
Financing Activities. Net cash used in financing activities in 2014 was primarily attributable to open market repurchases of our common stock under our current share repurchase plan.
Risk-Based Capital. The National Association of Insurance Commissioners has established risk-based capital (“RBC”) standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk; and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.
As of March 31, 2014, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth.
In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. Primerica Life Canada is in compliance with Canada’s minimum capital requirements as of March 31, 2014, as determined by OSFI.
Redundant Reserve Financing. The Model Regulation entitled Valuation of Life Insurance Policies, commonly known as Regulation XXX, requires insurers to carry statutory policy benefit reserves for term life insurance policies with long-term premium guarantees which are often significantly in excess of the future policy benefit reserves that insurers deem necessary to satisfy claim obligations ("redundant policy benefit reserves"). Accordingly, many insurance companies have sought ways to reduce their capital needs by financing redundant policy benefit reserves through bank financing, reinsurance arrangements and other financing transactions. In March 2012, we entered into a Regulation XXX redundant reserve financing transaction to more efficiently manage and deploy our excess capital. For information on this transaction, see Note 11 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.
We are pursuing another Regulation XXX financing transaction for redundant reserves of Primerica Life that will be subject to state regulatory approval.
Notes Payable. On July 16, 2012, we publicly issued $375.0 million in principal amount of senior unsecured notes at a price of 99.843% and an annual rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.
We were in compliance with the covenants of the Senior Notes at March 31, 2014. No events of default occurred during the three months ended March 31, 2014.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of March 31, 2014, our debt-to-capital ratio was 23.0%.

Rating Agencies. There have been no changes to Primerica, Inc.'s senior debt ratings or Primerica Life's financial strength ratings since December 31, 2013.
Short-term Borrowings. We had no short-term borrowings as of or during the three months ended March 31, 2014.
Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of March 31, 2014 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank as described in Note 11 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.
Contractual Obligations Update. There have been no material changes in contractual obligations from those disclosed in the 2013 Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in our exposures to market risk since December 31, 2013. For details on the Company's interest rate, foreign currency exchange, and credit risks, see "Item 7A. Quantitative and Qualitative Information About Market Risks" in our 2013 Annual Report.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
We are involved from time to time in legal disputes, regulatory inquires and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described in Note 11 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

ITEM 1A. RISK FACTORS.
The Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013 are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the quarter ended March 31, 2014, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 - 31, 2014	2,527	$42.83	—	$150,000,000
February 1 - 28, 2014	142,038	44.06	45,000	148,008,342
March 1 - 31, 2014	280,167	46.27	238,000	136,934,733
Total	424,732	$45.51	283,000	$136,934,733
____________________

(1)
Consists of (a) repurchases of 141,732 shares at an average price of $44.20 arising from share-based compensation tax withholdings and stock option exercises and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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
____________________

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

May 6, 2014	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)