Form 10-Q
period 2014-06-30
Primerica, Inc.
filed 2014-08-07
CIK 1475922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 31, 2014
Common Stock, $0.01 Par Value	54,298,847 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,676,785 in 2014 and $1,663,022 in 2013)	$1,804,163	$1,755,712
Equity securities available for sale, at fair value (cost: $39,353 in 2014 and $32,592 in 2013)	50,436	39,894
Trading securities, at fair value (cost: $9,250 in 2014 and $13,025 in 2013)	9,236	12,991
Policy loans	28,378	26,806
Total investments	1,892,213	1,835,403
Cash and cash equivalents	150,621	149,189
Accrued investment income	17,874	18,127
Due from reinsurers	4,077,734	4,055,054
Deferred policy acquisition costs, net	1,293,974	1,208,466
Premiums and other receivables	175,680	175,789
Intangible assets, net (accumulated amortization: $67,473 in 2014 and $65,131 in 2013)	66,521	68,863
Income taxes	38,676	32,450
Other assets	298,597	282,780
Separate account assets	2,581,659	2,503,829
Total assets	$10,593,549	$10,329,950
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$5,180,013	$5,063,103
Unearned premiums	1,236	1,802
Policy claims and other benefits payable	238,598	253,304
Other policyholders’ funds	336,902	337,977
Notes payable	374,506	374,481
Income taxes	137,797	105,885
Other liabilities	346,538	377,690
Payable under securities lending	93,569	89,852
Separate account liabilities	2,581,659	2,503,829
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,290,818	9,107,923
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2014 and 2013; and issued 54,194 shares in 2014 and 54,834 shares in 2013)	542	548
Paid-in capital	447,949	472,633
Retained earnings	721,788	640,840
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	41,749	41,974
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	92,050	67,379
Net unrealized investment losses other-than-temporarily impaired	(1,347)	(1,347)
Total stockholders’ equity	1,302,731	1,222,027
Total liabilities and stockholders’ equity	$10,593,549	$10,329,950
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$576,740	$568,391	$1,144,945	$1,129,295
Ceded premiums	(410,546)	(417,450)	(813,261)	(828,054)
Net premiums	166,194	150,941	331,684	301,241
Commissions and fees	132,039	117,182	258,970	229,455
Net investment income	21,681	21,027	43,280	44,243
Realized investment gains (losses), including other-than-temporary impairment losses	831	3,468	1,094	5,754
Other, net	10,385	10,872	20,430	21,247
Total revenues	331,130	303,490	655,458	601,940
Benefits and expenses:
Benefits and claims	72,412	64,322	147,604	133,138
Amortization of deferred policy acquisition costs	32,696	30,112	67,890	61,364
Sales commissions	67,364	57,638	132,485	112,686
Insurance expenses	28,192	26,513	56,694	52,026
Insurance commissions	3,881	4,132	7,964	8,354
Interest expense	8,552	8,793	17,159	17,588
Other operating expenses	42,293	45,030	83,089	90,694
Total benefits and expenses	255,390	236,540	512,885	475,850
Income from continuing operations before income taxes	75,740	66,950	142,573	126,090
Income taxes	26,469	23,782	49,816	44,787
Income from continuing operations	49,271	43,168	92,757	81,303
Income from discontinued operations, net of income taxes	—	322	1,595	1,032
Net income	$49,271	$43,490	$94,352	$82,335

Basic earnings per share:
Continuing operations	$0.89	$0.75	$1.66	$1.41
Discontinued operations	—	0.01	0.03	0.02
Basic earnings per share	$0.89	$0.76	$1.69	$1.43

Diluted earnings per share:
Continuing operations	$0.89	$0.73	$1.66	$1.37
Discontinued operations	—	0.01	0.03	0.02
Diluted earnings per share	$0.89	$0.74	$1.69	$1.39

Weighted-average shares used in computing earnings per share:
Basic	54,927	56,511	55,075	56,553
Diluted	54,950	57,849	55,097	58,127

Supplemental disclosures:
Total impairment losses	$(221)	$(5)	$(370)	$(91)
Impairment losses recognized in other comprehensive income before income taxes	—	4	—	19
Net impairment losses recognized in earnings	(221)	(1)	(370)	(72)
Other net realized investment gains (losses)	1,052	3,469	1,464	5,826
Realized investment gains (losses), including other-than-temporary impairment losses	$831	$3,468	$1,094	$5,754
Dividends declared per share	$0.12	$0.11	$0.24	$0.22
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$49,271	$43,490	$94,352	$82,335
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	20,792	(55,000)	38,722	(57,500)
Reclassification adjustment for realized investment (gains) losses included in net income	(578)	(2,573)	(766)	(4,232)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	8,444	(8,305)	(233)	(12,493)
Total other comprehensive income (loss) before income taxes	28,658	(65,878)	37,723	(74,225)
Income tax expense (benefit) related to items of other comprehensive income (loss)	7,173	(20,256)	13,277	(21,770)
Other comprehensive income (loss), net of income taxes	21,485	(45,622)	24,446	(52,455)
Total comprehensive income (loss)	$70,756	$(2,132)	$118,798	$29,880
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

	Six months ended June 30,
	2014	2013
	(In thousands)
Common stock:
Balance, beginning of period	$548	$564
Repurchases of common stock	(9)	(29)
Net issuance of common stock	3	10
Balance, end of period	542	545
Paid-in capital:
Balance, beginning of period	472,633	602,269
Share-based compensation	17,068	23,234
Net issuance of common stock	(3)	(10)
Repurchases of common stock	(41,150)	(101,044)
Repurchases of warrants	—	(68,399)
Adjustments to paid-in capital, other	(599)	—
Balance, end of period	447,949	456,050
Retained earnings:
Balance, beginning of period	640,840	503,173
Net income	94,352	82,335
Dividends	(13,404)	(12,794)
Balance, end of period	721,788	572,714
Accumulated other comprehensive income (loss):
Balance, beginning of period	108,006	169,410
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(8) in 2014 and $(164) in 2013	(225)	(12,329)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $13,285 in 2014 and $(21,598) in 2013	24,671	(40,114)
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit) of $0 in 2014 and $(8) in 2013	—	(12)
Balance, end of period	132,452	116,955
Total stockholders’ equity	$1,302,731	$1,146,264
See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited

	Six months ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$94,352	$82,335
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	107,236	97,129
Deferral of policy acquisition costs	(146,313)	(131,042)
Amortization of deferred policy acquisition costs	67,890	61,364
Change in income taxes	14,496	(8,079)
Realized investment (gains) losses, including other-than-temporary impairments	(1,094)	(5,754)
Gain from sale of business, net	(1,595)	—
Accretion and amortization of investments	(1,009)	(1,791)
Depreciation and amortization	5,717	5,339
Change in due from reinsurers	(23,511)	(8,697)
Change in premiums and other receivables	(8,873)	(13,284)
Trading securities sold, matured, or called (acquired), net	3,721	(4,613)
Share-based compensation	5,836	7,952
Change in other operating assets and liabilities, net	(46,399)	(28,355)
Net cash provided by (used in) operating activities	70,454	52,504
Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities - sold	46,163	78,755
Fixed-maturity securities - matured or called	163,038	141,854
Equity securities	188	2,998
Available-for-sale investments acquired:
Fixed-maturity securities	(220,214)	(78,054)
Equity securities	(5,403)	(93)
Purchases of property and equipment and other investing activities, net	(4,177)	(15,916)
Proceeds from sale of business	3,000	—
Cash collateral received (returned) on loaned securities, net	3,717	(53,655)
Sales (purchases) of short-term investments using securities lending collateral, net	(3,717)	53,655
Net cash provided by (used in) investing activities	(17,405)	129,544
Cash flows from financing activities:
Dividends paid	(13,404)	(12,794)
Common stock repurchased	(41,159)	(101,073)
Warrants repurchased	—	(68,399)
Excess tax benefits on share-based compensation	3,792	7,179
Payments of deferred financing costs	(403)	—
Net cash provided by (used in) financing activities	(51,174)	(175,087)
Effect of foreign exchange rate changes on cash	(443)	(1,090)
Change in cash and cash equivalents	1,432	5,871
Cash and cash equivalents, beginning of period	149,189	112,216
Cash and cash equivalents, end of period	$150,621	$118,087
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
In June 2014, we established Vidalia Re, Inc. ("Vidalia Re") as a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. Vidalia Re and Primerica Life entered into a coinsurance agreement whereby Primerica Life ceded to Vidalia Re certain level premium term life insurance policies (the "Vidalia Re Coinsurance Agreement") effective July 31, 2014.
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
The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2014 and December 31, 2013, the statements of income and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, and the statements of stockholders' equity and cash flows for the six months ended June 30, 2014 and 2013. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.
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
Use of Estimates. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs ("DAC"), liabilities for future policy benefits and unpaid policy claims, and income taxes. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.
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
Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the unaudited condensed consolidated financial statements dated as of June 30, 2014.
Significant Accounting Policies. All significant accounting policies remain unchanged from the 2013 Annual Report.
New Accounting Principles. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue by establishing the core principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized. Insurance contracts are specifically excluded from the scope of ASU 2014-09 and therefore revenue from our insurance product lines will not be affected by the new standard. The amendments in ASU 2014-09 are effective retrospectively for the Company beginning in fiscal year 2017. Early adoption is not permitted. While we are still in the process of evaluating the guidance in ASU 2014-09, we do not expect it will have a material impact on our consolidated financial statements.
Future Application of Accounting Standards. Recent accounting guidance not discussed is not applicable, is immaterial to our financial statements, or did not or will not have an impact on our business.

(2) Discontinued Operations
In January 2014, NBLIC sold the assets and liabilities of its short-term statutory disability benefit insurance business ("DBL") to AmTrust North America, Inc. and its affiliates (the "buyer"). As part of the sale agreement, the buyer assumed all liabilities for DBL insurance policies. In addition, NBLIC transferred the assets held in support of DBL's insurance liabilities and all other premium-related assets and liabilities to the buyer as of January 1, 2014. The results of DBL's operations from January 1, 2014 forward were also transferred to the buyer. NBLIC received cash proceeds from the sale of $3.0 million and recognized a pre-tax gain on the sale of approximately $2.5 million, which comprised income from discontinued operations before income taxes in our results of operations for the six months ended June 30, 2014.
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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Total revenues from discontinued operations	$—	$8,817	$—	$18,812
Income from discontinued operations before income taxes	—	496	2,454	1,588
Provision for income taxes	—	174	859	556
Income from discontinued operations, net of income taxes	$—	$322	$1,595	$1,032

	June 30, 2014	December 31, 2013
	(In thousands)
Premiums and other receivables	$—	$6,439
Future policy benefits	—	5,047
Other liabilities	—	1,197

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
Total assets by segment were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Assets:
Term life insurance segment	$6,984,354	$6,783,194
Investment and savings products segment	2,793,243	2,699,000
Corporate and other distributed products segment	815,952	847,756
Total assets	$10,593,549	$10,329,950
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $212.2 million and $195.8 million as of June 30, 2014 and December 31, 2013, respectively.
Results of continuing operations by segment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Term life insurance segment	$184,366	$169,182	$367,346	$337,016
Investment and savings products segment	128,148	113,361	251,418	222,083
Corporate and other distributed products segment	18,616	20,947	36,694	42,841
Total revenues	$331,130	$303,490	$655,458	$601,940
Income (loss) from continuing operations before income taxes:
Term life insurance segment	$55,070	$51,897	$102,274	$97,023
Investment and savings products segment	36,048	27,488	70,075	53,841
Corporate and other distributed products segment	(15,378)	(12,435)	(29,776)	(24,774)
Total income from continuing operations before income taxes	$75,740	$66,950	$142,573	$126,090
See “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for more information regarding our operating segments.

Long-lived assets — primarily tangible assets reported in Other assets in our unaudited condensed consolidated balance sheets — and results of continuing operations by country were as follows:

			June 30, 2014	December 31, 2013
			(In thousands)
Long-lived assets by country:
United States			$26,148	$24,413
Canada			654	637
Total long-lived assets			$26,802	$25,050

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues by country:
United States	$270,923	$246,650	$533,127	$486,023
Canada	60,207	56,840	122,331	115,917
Total revenues	$331,130	$303,490	$655,458	$601,940
Income from continuing operations before income taxes by country:
United States	$56,619	$49,565	$105,532	$92,604
Canada	19,121	17,385	37,041	33,486
Total income from continuing operations before income taxes	$75,740	$66,950	$142,573	$126,090

(4) Investments
The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of available-for-sale fixed-maturity and equity securities follow:

	June 30, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,733	$557	$(53)	$10,237
Foreign government	119,450	9,627	(1,133)	127,944
States and political subdivisions	35,196	2,492	(198)	37,490
Corporates	1,238,683	104,705	(3,261)	1,340,127
Mortgage- and asset-backed securities	273,723	15,185	(543)	288,365
Total fixed-maturity securities(1)	1,676,785	132,566	(5,188)	1,804,163
Equity securities	39,353	11,483	(400)	50,436
Total fixed-maturity and equity securities	$1,716,138	$144,049	$(5,588)	$1,854,599
____________________

(1)	Includes approximately $2.1 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$8,696	$485	$(127)	$9,054
Foreign government	111,610	7,512	(2,766)	116,356
States and political subdivisions	32,308	1,860	(468)	33,700
Corporates	1,240,100	84,545	(11,931)	1,312,714
Mortgage- and asset-backed securities	270,308	14,610	(1,030)	283,888
Total fixed-maturity securities(1)	1,663,022	109,012	(16,322)	1,755,712
Equity securities	32,592	7,935	(633)	39,894
Total fixed-maturity and equity securities	$1,695,614	$116,947	$(16,955)	$1,795,606
____________________

(1)	Includes approximately $2.1 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.
The net effect on stockholders’ equity of unrealized gains and losses on investments was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Net unrealized investment gains (losses) including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$138,461	$99,992
Currency swaps	50	72
Foreign currency translation adjustment	1,032	1,523
Other-than-temporary impairments	2,072	2,072
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	141,615	103,659
Deferred income taxes	(49,565)	(36,280)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$92,050	$67,379
We also maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $9.2 million and $13.0 million as of June 30, 2014 and December 31, 2013, respectively.
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
As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $19.8 million and $18.4 million as of June 30, 2014 and December 31, 2013, respectively.
We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our balance sheet. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our balance sheet during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $93.6 million and $89.9 million as of June 30, 2014 and December 31, 2013, respectively.

The scheduled contractual maturity distribution of the available-for-sale fixed-maturity portfolio at June 30, 2014 follows:

	June 30, 2014
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$105,256	$108,780
Due after one year through five years	548,289	606,371
Due after five years through 10 years	706,178	751,242
Due after 10 years	43,339	49,405
	1,403,062	1,515,798
Mortgage- and asset-backed securities	273,723	288,365
Total fixed-maturity securities	$1,676,785	$1,804,163
Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Fixed-maturity securities	$20,454	$22,648	$41,486	$45,858
Equity securities	471	292	856	564
Policy loans and other invested assets	398	327	786	647
Cash and cash equivalents	68	73	121	161
Market return on deposit asset underlying 10% coinsurance agreement	1,490	(1,061)	2,443	(498)
Gross investment income	22,881	22,279	45,692	46,732
Investment expenses	(1,200)	(1,252)	(2,412)	(2,489)
Net investment income	$21,681	$21,027	$43,280	$44,243
The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$838	$3,022	$1,181	$4,755
Gross losses from sales	(39)	(448)	(45)	(451)
Other-than-temporary impairment losses	(221)	(1)	(370)	(72)
Gains (losses) from bifurcated options	253	895	328	1,522
Net realized investment gains (losses)	$831	$3,468	$1,094	$5,754
Supplemental information:
Gross realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$578	$2,573	$766	$4,232
Tax expense (benefit) associated with realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$202	$901	$268	$1,481
Proceeds from sales or other redemptions	$96,511	$145,014	$209,389	$223,607
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
Investments in fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $202.7 million and $454.2 million as of June 30, 2014 and December 31, 2013, respectively.
The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2014
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$—	$—	—	$897	$(53)	2
Foreign government	1,425	(22)	5	24,387	(1,111)	39
States and political subdivisions	3,296	(118)	4	3,193	(80)	3
Corporates	32,559	(333)	37	71,932	(2,928)	100
Mortgage- and asset-backed securities	40,106	(66)	29	15,031	(477)	14
Total fixed-maturity securities	77,386	(539)		115,440	(4,649)
Equity securities	1,539	(10)	5	2,739	(390)	2
Total fixed-maturity and equity securities	$78,925	$(549)		$118,179	$(5,039)

	December 31, 2013
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses		Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,817	$(36)	3	$859	$(91)		2
Foreign government	34,869	(2,190)	47	5,999	(576)		13
States and political subdivisions	8,520	(468)	11	152	—	(1)	1
Corporates	296,192	(9,510)	295	19,022	(2,421)		31
Mortgage- and asset-backed securities	54,215	(536)	46	10,523	(494)		9
Total fixed-maturity securities	397,613	(12,740)		36,555	(3,582)
Equity securities	3,081	(633)	7	—	—		—
Total fixed-maturity and equity securities	$400,694	$(13,373)		$36,555	$(3,582)
____________________

(1)	Less than one thousand.
The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	June 30, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$31	$292	$31	$267

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Impairments on fixed-maturity securities not in default	$221	$1	$370	$72
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
As of June 30, 2014, the unrealized losses on our invested asset portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investments. Because we have the ability to hold these investments until a market price recovery or maturity and we have no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.
Net impairment losses recognized in earnings were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$—	$5	$—	$20
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	—	(4)	—	(19)
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	—	1	—	1
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	221	—	370	71
Net impairment losses recognized in earnings	$221	$1	$370	$72
The rollforward of the credit-related losses recognized in income for all fixed-maturity securities still held follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$14,665	$14,242	$14,516	$14,171
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	192	—	341	71
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	29	1	29	1
Reductions due to sales, maturities or calls of credit impaired securities	(538)	—	(538)	—
Cumulative OTTI credit losses recognized for securities still held, end of period	$14,348	$14,243	$14,348	$14,243

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of June 30, 2014 and December 31, 2013, the fair value of these bifurcated options was approximately $6.0 million and $4.6 million, respectively.
We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of June 30, 2014 and December 31, 2013. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$10,237	$—	$10,237
Foreign government	—	127,944	—	127,944
States and political subdivisions	—	37,490	—	37,490
Corporates	1,551	1,338,338	238	1,340,127
Mortgage- and asset-backed securities	—	286,899	1,466	288,365
Total fixed-maturity securities	1,551	1,800,908	1,704	1,804,163
Equity securities	43,942	6,446	48	50,436
Trading securities	—	9,236	—	9,236
Separate accounts	—	2,581,659	—	2,581,659
Total fair value assets	$45,493	$4,398,249	$1,752	$4,445,494
Fair value liabilities:
Currency swaps	$—	$173	$—	$173
Separate accounts	—	2,581,659	—	2,581,659
Total fair value liabilities	$—	$2,581,832	$—	$2,581,832

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$—	$9,054	$—	$9,054
Foreign government	—	116,356	—	116,356
States and political subdivisions	—	33,700	—	33,700
Corporates	1,282	1,310,739	693	1,312,714
Mortgage- and asset-backed securities	—	282,341	1,547	283,888
Total fixed-maturity securities	1,282	1,752,190	2,240	1,755,712
Equity securities	34,868	4,978	48	39,894
Trading securities	—	12,991	—	12,991
Separate accounts	—	2,503,829	—	2,503,829
Total fair value assets	$36,150	$4,273,988	$2,288	$4,312,426
Fair value liabilities:
Currency swaps	$—	$88	$—	$88
Separate accounts	—	2,503,829	—	2,503,829
Total fair value liabilities	$—	$2,503,917	$—	$2,503,917
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
The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Level 3 assets, beginning of period	$2,356	$4,256	$2,288	$5,221
Net unrealized gains (losses) included in other comprehensive income	(222)	(189)	(102)	(166)
Net realized gains (losses) included in realized investment gains (losses), including other-than-temporary impairment losses	327	69	327	130
Purchases	—	3,906	—	4,383
Sales	—	(5)	—	(15)
Settlements	(709)	(174)	(761)	(699)
Transfers into Level 3	—	986	—	986
Transfers out of Level 3	—	(416)	—	(1,407)
Level 3 assets, end of period	$1,752	$8,433	$1,752	$8,433
We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013. In addition, there were no transfers between Level 1 and Level 3 during the three and six months ended June 30, 2014 and 2013.
Invested assets included in the transfer from Level 3 to Level 2 during the three and six months ended June 30, 2013 primarily were fixed-maturity investments for which we were able to obtain independent pricing quotes based on observable inputs. Invested assets included in the transfer from Level 2 to Level 3 during the three the six months ended June 30, 2013 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data.
The table below is a summary of the estimated fair value for financial instruments.

	June 30, 2014		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities	$1,804,163	$1,804,163	$1,755,712	$1,755,712
Equity securities	50,436	50,436	39,894	39,894
Trading securities	9,236	9,236	12,991	12,991
Policy loans	28,378	28,378	26,806	26,806
Deposit asset underlying 10% coinsurance agreement	139,057	139,057	124,413	124,413
Separate accounts	2,581,659	2,581,659	2,503,829	2,503,829
Liabilities:
Notes payable	$374,506	$408,232	$374,481	$385,161
Currency swaps	173	173	88	88
Separate accounts	2,581,659	2,581,659	2,503,829	2,503,829
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

Details on in-force life insurance follow:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Direct life insurance in force	$686,283,758	$679,337,825
Amounts ceded to other companies	(607,151,318)	(601,309,340)
Net life insurance in force	$79,132,440	$78,028,485
Percentage of reinsured life insurance in force	88%	89%
Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	June 30, 2014		December 31, 2013
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company(1)	$2,602,833	NR	$2,572,800	NR
SCOR Global Life Reinsurance Companies(3)	365,548	A	372,479	A
Financial Reassurance Company 2010, Ltd.(1)	345,032	NR	343,144	NR
Swiss Re Life & Health America Inc.(2)	256,228	A+	260,775	A+
American Health and Life Insurance Company(1)	174,520	A-	174,722	A-
Munich American Reassurance Company	102,693	A+	100,856	A+
Korean Reinsurance Company	88,767	A	89,405	A
RGA Reinsurance Company	76,591	A+	75,629	A+
Toa Reinsurance Company	18,257	A+	18,824	A+
Hannover Life Reassurance Company	16,901	A+	16,862	A+
All other reinsurers	30,364	—	29,558	—
Due from reinsurers	$4,077,734		$4,055,054
____________________
NR – not rated

(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.

(2)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.

(3)
Includes amounts ceded to Generali USA Life Reassurance Company due to its purchase by the parent company of SCOR Global Life Reinsurance Companies in October 2013 and amounts retroceded from Transamerica Reinsurance Companies.

(7)	Notes Payable
At June 30, 2014, the Company had $375.0 million of publicly-traded, senior unsecured notes with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022 (the "Senior Notes"). As of June 30, 2014, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the six months ended June 30, 2014.
Further discussion on the Company’s notes payable is included in Note 9 (Notes Payable) to our consolidated financial statements within our 2013 Annual Report.

(8)	Stockholders’ Equity
A reconciliation of the number of shares of our common stock follows.

	Six months ended June 30,
	2014	2013
	(In thousands)
Common stock, beginning of period	54,834	56,374
Shares of restricted common stock issued	—	289
Shares issued for stock options exercised	4	—
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	269	783
Common stock retired	(913)	(2,942)
Common stock, end of period	54,194	54,504
The above reconciliation excludes RSUs, which do not have voting rights. As the RSUs lapse, we issue common shares with voting rights. As of June 30, 2014, we had a total of approximately 1.2 million RSUs outstanding.
Our Board of Directors authorized a share repurchase program for up to $150.0 million of our outstanding common stock (the "share repurchase program"). Under the share repurchase program, we repurchased 763,902 shares of our common stock in open market transactions for an aggregate purchase price of approximately $35.0 million during the first six months of 2014. As of June 30, 2014, there is approximately $115.0 million remaining for repurchases of our outstanding common stock under the share repurchase program.

(9)	Earnings Per Share
The Company has outstanding common stock and equity awards that consist of restricted stock, RSUs and stock options. In addition, warrants to purchase additional shares of our common stock were outstanding until we repurchased and retired these warrants in 2013. The restricted stock and outstanding RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. Unvested restricted stock and unvested RSUs are deemed participating securities for purposes of calculating earnings per share ("EPS") as they maintain dividend rights.
As a result of issuing restricted stock and outstanding RSUs that are deemed participating securities, we calculate EPS using the two-class method. Under the two-class method, we allocate earnings to common shares (excluding unvested restricted stock) and vested RSUs outstanding for the period. Earnings attributable to unvested participating securities, along with the corresponding share counts, are excluded from EPS as reflected in our unaudited condensed consolidated statements of income.
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

The calculation of basic and diluted EPS follows.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except per-share amounts)
Basic EPS
Numerator (continuing operations):
Income from continuing operations	$49,271	$43,168	$92,757	$81,303
Income attributable to unvested participating securities	(542)	(548)	(1,102)	(1,582)
Income from continuing operations used in calculating basic EPS	$48,729	$42,620	$91,655	$79,721
Numerator (discontinued operations):
Income from discontinued operations	$—	$322	$1,595	$1,032
Income attributable to unvested participating securities	—	(4)	(20)	(20)
Income from discontinued operations used in calculating basic EPS	$—	$318	$1,575	$1,012
Denominator:
Weighted-average vested shares	54,927	56,511	55,075	56,553
Basic EPS from continuing operations	$0.89	$0.75	$1.66	$1.41
Basic EPS from discontinued operations	$—	$0.01	$0.03	$0.02

Diluted EPS
Numerator (continuing operations):
Income from continuing operations	$49,271	$43,168	$92,757	$81,303
Income attributable to unvested participating securities	(542)	(538)	(1,102)	(1,546)
Income from continuing operations used in calculating diluted EPS	$48,729	$42,630	$91,655	$79,757
Numerator (discontinued operations):
Income from discontinued operations	$—	$322	$1,595	$1,032
Income attributable to unvested participating securities	—	(4)	(20)	(20)
Income from discontinued operations used in calculating diluted EPS	$—	$318	$1,575	$1,012
Denominator:
Weighted-average vested shares	54,927	56,511	55,075	56,553
Dilutive effect of incremental shares if issued for warrants outstanding	—	1,338	—	1,574
Dilutive effect of incremental shares to be issued for equity awards	23	—	22	—
Weighted-average shares used in calculating diluted EPS	54,950	57,849	55,097	58,127
Diluted EPS from continuing operations	$0.89	$0.73	$1.66	$1.37
Diluted EPS from discontinued operations	$—	$0.01	$0.03	$0.02

(10)	Share-Based Transactions
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
The impacts of equity awards granted are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Total equity awards expense recognized	$2,988	$2,755	$5,836	$7,952
Quarterly incentive awards expense deferred	3,543	4,335	7,330	8,141

(11) Commitments and Contingent Liabilities
Letter of Credit
Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the statutory accounting-based reserves (commonly referred to as Regulation XXX reserves) related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life. As of June 30, 2014, the Company was in compliance with all financial covenants under the Credit Facility Agreement.
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
In January 2014, PFS Investments entered into a memorandum of understanding to resolve this pending litigation. As of December 31, 2013, we had established a contingent liability for $9.3 million for the fair value of estimated benefits to be paid to the settling claimants through deferred payments that would begin in 2024 (the "deferred annuity settlement") and approximately $6.4 million for estimated related costs, including awards relating to prior arbitrations, other potential settlements, and the payment of claimants’ attorneys' fees and expenses. The memorandum of understanding required that a certain percentage of claimants agree to the settlement. By April 2014, a required percentage of claimants had signed settlement agreements and releases. In June 2014, in accordance with the memorandum of understanding and claimant settlement agreements and releases, we reached an agreement with an independent third party to assume the liability for the deferred annuity settlement and paid cash consideration approximately equal to the contingent liability that had been recorded to fund the benefits. With this agreement, the Company is no longer obligated to manage or make payments related to the deferred annuity settlement and has not guaranteed the liability assumed by the third party. As of June 30, 2014, the Company has paid approximately $9.2 million of the estimated $9.3 million of benefits for the settling claimants and $5.8 million of the estimated $6.4 million for related costs.
The Company is currently undergoing targeted multi-state treasurer audits by 30 jurisdictions with respect to unclaimed property laws, and Primerica Life and NBLIC are engaged in a targeted multi-state market conduct examination by six jurisdictions with respect to their claims-paying practices. The Treasurer of the State of West Virginia brought a suit against Primerica Life and other insurance companies alleging violations of the West Virginia unclaimed property act. The suit was dismissed, and the Treasurer has appealed. Other jurisdictions may pursue similar audits, examinations and litigation. The audits, examinations and litigation are expected to take significant time to complete, and it is unclear whether the Company will be required to compare the Death Master File to its records for periods prior to 2011, including with respect to policies which have lapsed, to determine whether benefits are owed in instances where an insured appears to have died but no claim for death benefits has been made. The potential outcome of such actions is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. At this time, the Company cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from the resolution of these matters. These actions may also result in changes to the Company's procedures for the identification and escheatment of abandoned property and other financial liability.

(12) Subsequent Events
On July 31, 2014, Vidalia Re, a newly formed special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, and Primerica Life entered into the Vidalia Re Coinsurance Agreement. Under this agreement, Primerica Life ceded to Vidalia Re level premium term life insurance policies primarily written in 2011 and 2012, and policies written in 2013 by Primerica Life will be ceded to Vidalia Re effective June 30, 2015. The Vidalia Re Coinsurance Agreement also provides Primerica Life and Vidalia Re the option to reinsure certain policies written in 2014 and 2015 subject to specified terms and conditions.
Concurrent with the execution of the Vidalia Re Coinsurance Agreement, Vidalia Re entered into a Surplus Note Purchase Agreement (the "Surplus Note Purchase Agreement") with Hannover Life Reassurance Company of America (Bermuda) Ltd. ("Hannover Bermuda"), Hannover Life Reassurance Company of America ("Hannover Re"), and a newly formed limited liability company owned by a third party service provider (the "LLC"). Under the Surplus Note Purchase Agreement, Vidalia Re issued a surplus note with an initial principal amount of approximately $170.4 million ("Surplus Note") to the LLC in exchange for a credit enhanced note from the LLC with an equal initial principal amount ("LLC Note"). Both notes have a maturity date of December 31, 2029 and bear interest at an annual rate of 4.5%. The LLC Note, which is rated A+ by Fitch Ratings, was issued to support certain obligations of Vidalia Re for a portion of the Regulation XXX reserves related to the Vidalia Re Coinsurance Agreement. The principal amount of each note will fluctuate over time to coincide with the amount of reserves being supported. Based on the estimated reserves for ceded policies issued in 2011, 2012, and 2013, the maximum principal amounts of the LLC Note and the Surplus Note are expected to be approximately $680.0 million each. The LLC Note is guaranteed by Hannover Re through the credit enhancement feature in exchange for a fee. The financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies have guaranteed the Surplus Note or are otherwise liable for reimbursement for any payments required by the credit enhancement feature. The Parent Company has agreed to support Vidalia Re's obligation to pay the credit enhancement fee incurred on the LLC Note.
The LLC is a variable interest entity as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re do not have the obligation to absorb losses related to the primary risks or sources of variability to the LLC and thus are not its primary beneficiary. Accordingly, the Company will not consolidate the LLC and will record the LLC Note as an invested asset and the equivalent Surplus Note as a debt obligation in its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2013 to June 30, 2014. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2013 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.
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
Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including various insurance products underwritten by NBLIC, automobile and homeowners' insurance referrals, prepaid legal services, as well as credit information and debt referral services. These products, except for various insurance products underwritten by NBLIC, are distributed pursuant to distribution arrangements with third parties through our independent agent sales force. In addition, our Corporate and Other Distributed Products segment includes corporate income (including net investment income) and expenses not allocated to other segments, interest expense on our notes payable and realized gains and losses on our invested asset portfolio.

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
Accounting Policy Change. During the six months ended June 30, 2014, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2013 Annual Report.

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
Regulatory changes can also impact the size of our independent sales force. The insurance regulators in the Canadian provinces and territories entered into a Memorandum of Understanding and related agreements to implement a new life insurance licensing examination program across Canada in early 2016. If this new licensing program is implemented under the terms set forth in the agreements, we believe it would significantly decrease the ability of applicants to obtain their life insurance licenses in Canada. At this time, we cannot quantify the impact of the new licensing program on us. However, we believe the program could result in a significant decline in the number of our new life-licensed representatives in Canada and ultimately the size of our life-licensed sales force. This could lower new life insurance sales and, over time, lower the size of our in-force life insurance premium and materially adversely affect our Canadian Term Life insurance business. See "Part II — Other Information — Item 1. Legal Proceedings." for more information.
Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
New recruits	50,024	50,358	98,330	96,706
New life-licensed sales representatives	9,082	8,875	16,529	16,040

New recruits and new life-licensed representatives remained relatively flat in the second quarter of 2014 and grew modestly in the first half of 2014 compared to the prior year periods.
The size of our life-licensed insurance sales force was as follows:

	June 30, 2014	March 31, 2014	December 31, 2013
Life-licensed insurance sales representatives	96,596	95,382	95,566
The life-licensed sales force at June 30, 2014 increased compared with the seasonally lower first quarter of 2014, as well as partly due to the positive effect of licensing initiatives taken in previous periods.
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
The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Average number of life-licensed sales representatives	96,095	91,849	95,743	91,655
Number of new policies issued	59,569	57,622	108,889	107,978
Average monthly rate of new policies issued per life-licensed sales representative	0.21x	0.21x	0.19x	0.20x
The average monthly rate of new policies issued per life-licensed sales representative for the three months ended June 30, 2014 was consistent with historical experience. For the six months ended June 30, 2014, the average monthly rate of new policies issued per life-licensed sales representative declined slightly compared to the prior year period in part due to the impact of adverse weather conditions across North America in early 2014.
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

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties. NBLIC also has in-force policies from several discontinued lines of insurance. During the first quarter of 2014, NBLIC sold its short-term statutory disability benefit insurance business ("DBL") to AmTrust North America, Inc., and the operating results have been reported as discontinued operations for all periods presented. During the second quarter of 2014, NBLIC ceased the marketing and underwriting of new student life insurance policies but will continue to administer the existing block of student life business. Corporate and Other Distributed Products segment net investment income is composed of two elements: the remainder of net investment income not allocated to our Term Life Insurance segment and the market return associated with the deposit asset underlying a 10% coinsurance agreement with the Citigroup reinsurers ("10% Coinsurance Agreement").
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

Results of Operations
Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$576,740	$568,391	$8,349	1%	$1,144,945	$1,129,295	$15,650	1%
Ceded premiums	(410,546)	(417,450)	(6,904)	(2)%	(813,261)	(828,054)	(14,793)	(2)%
Net premiums	166,194	150,941	15,253	10%	331,684	301,241	30,443	10%
Commissions and fees	132,039	117,182	14,857	13%	258,970	229,455	29,515	13%
Net investment income	21,681	21,027	654	3%	43,280	44,243	(963)	(2)%
Realized investment gains (losses), including other-than-temporary impairment losses	831	3,468	(2,637)	(76)%	1,094	5,754	(4,660)	(81)%
Other, net	10,385	10,872	(487)	(4)%	20,430	21,247	(817)	(4)%
Total revenues	331,130	303,490	27,640	9%	655,458	601,940	53,518	9%
Benefits and expenses:
Benefits and claims	72,412	64,322	8,090	13%	147,604	133,138	14,466	11%
Amortization of DAC	32,696	30,112	2,584	9%	67,890	61,364	6,526	11%
Sales commissions	67,364	57,638	9,726	17%	132,485	112,686	19,799	18%
Insurance expenses	28,192	26,513	1,679	6%	56,694	52,026	4,668	9%
Insurance commissions	3,881	4,132	(251)	(6)%	7,964	8,354	(390)	(5)%
Interest expense	8,552	8,793	(241)	(3)%	17,159	17,588	(429)	(2)%
Other operating expenses	42,293	45,030	(2,737)	(6)%	83,089	90,694	(7,605)	(8)%
Total benefits and expenses	255,390	236,540	18,850	8%	512,885	475,850	37,035	8%
Income from continuing operations before income taxes	75,740	66,950	8,790	13%	142,573	126,090	16,483	13%
Income taxes	26,469	23,782	2,687	11%	49,816	44,787	5,029	11%
Income from continuing operations	49,271	43,168	6,103	14%	92,757	81,303	11,454	14%
Income from discontinued operations, net of income taxes	$—	$322	(322)	(100)%	$1,595	$1,032	563	55%
Net income	$49,271	$43,490	$5,781	13%	$94,352	$82,335	$12,017	15%
Results for the Three and Six Months Ended June 30, 2014 and 2013
Total revenues. Total revenues for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 increased primarily due to incremental premiums on term life insurance policies not subject to the Citigroup reinsurance transactions, increased sales of investment products, and higher client asset values. Partially offsetting the increase was a decrease in realized investment gains related to large gains on tendered securities, as well as gains on certain sales of fixed maturity securities, in the prior year period.
Total benefits and expenses. Total benefits and expenses for the three and six months ended June 30, 2014 increased primarily as a result of the growth in revenue-related costs, which include sales commissions, benefits and claims, amortization of DAC, and certain insurance expenses. These higher expenses were partially offset by lower other operating expenses for the three and six months ended June 30, 2014, including lower legal fees and lower stock compensation costs due to the full vesting of IPO equity awards both in the prior year period.
Income taxes. Our effective income tax rate of 34.9% during the three and six months ended June 30, 2014 was lower compared with our effective income tax rate of 35.5% during the three and six months ended June 30, 2013 primarily due to the limited deductibility of certain IPO equity awards, which fully vested in April 2013.
For additional information, see the Segment Results discussions below.
Segment Results
Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$567,848	$559,035	$8,813	2%	$1,127,512	$1,111,069	$16,443	1%
Ceded premiums	(407,566)	(414,222)	(6,656)	(2)%	(807,900)	(822,076)	(14,176)	(2)%
Net premiums	160,282	144,813	15,469	11%	319,612	288,993	30,619	11%
Allocated net investment income	16,839	16,934	(95)	(1)%	33,552	33,604	(52)	*
Other, net	7,245	7,435	(190)	(3)%	14,182	14,419	(237)	(2)%
Total revenues	184,366	169,182	15,184	9%	367,346	337,016	30,330	9%
Benefits and expenses:
Benefits and claims	68,287	61,688	6,599	11%	139,551	127,235	12,316	10%
Amortization of DAC	29,778	25,777	4,001	16%	62,499	53,642	8,857	17%
Insurance commissions	929	1,062	(133)	(13)%	2,244	2,261	(17)	(1)%
Insurance expenses	26,293	24,508	1,785	7%	52,706	48,353	4,353	9%
Interest expense	4,009	4,250	(241)	(6)%	8,072	8,502	(430)	(5)%
Total benefits and expenses	129,296	117,285	12,011	10%	265,072	239,993	25,079	10%
Income from continuing operations before income taxes	$55,070	$51,897	$3,173	6%	$102,274	$97,023	$5,251	5%
_____________________

*	Less than 1%.
Results for the Three Months Ended June 30, 2014 and 2013
Net premiums. The increase in net premiums was primarily driven by the run-off of business subject to the Citigroup reinsurance transactions. Ceded premiums for this block are more than 80% of direct premiums. Ceded premiums supporting YRT reinsurance programs for new sales are a relatively low portion of direct premiums. As a result, as the proportion of direct premiums not subject to the Citigroup reinsurance transactions continues to grow, net premiums will continue to grow faster than direct premiums.
Allocated net investment income. Allocated net investment income remained flat year-over-year, as the higher allocation related to the growth in required assets was entirely offset by lower yield on invested assets.
Benefits and claims. Benefits and claims increased in line with the growth in net premiums.

Amortization of DAC. The increase in amortization of DAC was primarily attributable to an increased portion of commissions deferred in recent periods, resulting in a rate of DAC amortization in excess of the growth in net premiums, partially offset by improved persistency in the second quarter of 2014.
Insurance expenses. The increase in insurance expenses was mainly due to growth in the business and the run-off of Citigroup expense allowances.
Results for the Six Months Ended June 30, 2014 and 2013
Net premiums. Net premium growth was primarily driven by the factors impacting net premiums as discussed above in the three-month comparison.
Allocated net investment income. Allocated net investment income was relatively unchanged year-over-year as a result of the items discussed in the three-month comparison.
Benefits and claims. Benefits and claims increased primarily due to the growth in net premiums consistent with the discussion in the three-month comparison.
Amortization of DAC. The increase in amortization of DAC was primarily attributable to the increased portion of commissions deferred in recent periods as discussed above in the three-month comparison.
Insurance expenses. The increase in insurance expenses is mainly due to the factors discussed in the three-month comparison.
Product Sales and Face Amount In Force. We issued 59,569 new policies during the three months ended June 30, 2014 compared to 57,622 new policies for the same period in 2013. We issued 108,889 and 107,978 new policies during the six months ended June 30, 2014 and 2013, respectively. Sales of our term life insurance products increased during the six months ended June 30, 2014 primarily due to the modest gains in recruiting and licensing, partially offset by the impact of adverse weather conditions across North America in early 2014.
The changes in the face amount of our in force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2014	% of beginning balance	2013	% of beginning balance	2014	% of beginning balance	2013	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$673,078		$670,414		$674,868		$670,412
Net change in face amount:
Issued face amount	18,494	3%	17,798	3%	34,241	5%	33,507	5%
Terminations	(12,759)	(2)%	(13,139)	(2)%	(26,919)	(4)%	(28,056)	(4)%
Foreign currency	3,165	*	(718)	*	(212)	*	(1,508)	*
Net change in face amount	8,900	1%	3,941	1%	7,110	1%	3,943	1%
Face amount in force, end of period	$681,978		$674,355		$681,978		$674,355
_____________________

*	Less than 1%.
For the three and six months ended June 30, 2014, issued face amount increased primarily due to the higher number of new policies issued. In addition, foreign currency exchange rates favorably impacted the face amount of in-force policies for the three months ended June 30, 2014. As a percentage of beginning face amount in force, issued face amount and terminations remained relatively flat during the three and six months ended June 30, 2014 compared to the prior year period.

Investment and Savings Product Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$60,311	$52,163	$8,148	16%	$118,274	$101,881	$16,393	16%
Asset-based revenues	56,058	49,436	6,622	13%	109,806	96,864	12,942	13%
Account-based revenues	9,957	9,589	368	4%	19,678	19,043	635	3%
Other, net	1,822	2,173	(351)	(16)%	3,660	4,295	(635)	(15)%
Total revenues	128,148	113,361	14,787	13%	251,418	222,083	29,335	13%
Expenses:
Amortization of DAC	2,172	3,876	(1,704)	(44)%	4,507	6,768	(2,261)	(33)%
Insurance commissions	2,237	2,330	(93)	(4)%	4,324	4,605	(281)	(6)%
Sales commissions:
Sales-based	42,729	36,731	5,998	16%	84,323	72,134	12,189	17%
Asset-based	21,831	17,778	4,053	23%	42,526	34,415	8,111	24%
Other operating expenses	23,131	25,158	(2,027)	(8)%	45,663	50,320	(4,657)	(9)%
Total expenses	92,100	85,873	6,227	7%	181,343	168,242	13,101	8%
Income from continuing operations before income taxes	$36,048	$27,488	$8,560	31%	$70,075	$53,841	$16,234	30%
Supplemental information on the underlying metrics that drove results follows.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$821	$723	$98	14%	$1,642	$1,435	$207	14%
Annuities and other	502	473	29	6%	952	954	(2)	*
Total sales-based revenue generating product sales	1,323	1,196	127	11%	2,594	2,389	205	9%
Managed accounts	65	58	7	12%	128	114	14	12%
Segregated funds and other	51	64	(13)	(20)%	128	180	(52)	(29)%
Total product sales	$1,439	$1,318	$121	9%	$2,850	$2,683	$167	6%
Average client asset values:
Retail mutual funds	$29,829	$26,041	$3,788	15%	$29,335	$25,606	$3,729	15%
Annuities and other	13,072	10,898	2,174	20%	12,875	10,603	2,272	21%
Managed accounts	1,203	786	417	53%	1,149	719	430	60%
Segregated funds	2,507	2,601	(94)	(4)%	2,478	2,613	(135)	(5)%
Total average client asset values	$46,611	$40,326	$6,285	16%	$45,837	$39,541	$6,296	16%
	(Accounts in thousands)
Average number of fee-generating accounts:
Recordkeeping accounts	2,614	2,552	62	2%	2,601	2,529	72	3%
Custodial accounts	2,011	1,946	65	3%	2,001	1,943	58	3%
_____________________

*	Less than 1%.

Results for the Three Months Ended June 30, 2014 and 2013
Total revenues. The increase in commissions and fees was driven mostly by higher sales of mutual funds and variable annuities. The growth in sales-based revenues exceeded the increase in sales-based revenue generating product sales mainly due to the change in mix of annuity and other products sold from variable annuity internal exchanges and sales of group retirement accounts to product offerings with higher commission rates. The rise in average client asset values, which was indicative of favorable market performance and strong sales during the second quarter of 2014, also contributed to the increase in commissions and fees in the form of higher asset-based revenues.
Amortization of DAC. Our Canadian segregated funds benefited from favorable market performance, which resulted in lower DAC amortization for the three months ended June 30, 2014. Whereas, underperformance in Canadian markets in relation to our return expectations on client asset values resulted in higher DAC amortization in the prior year period.
Sales commissions. Higher sales-based commissions in the three months ended June 30, 2014 were primarily the result of the increase in product sales discussed above. The increase in asset-based commissions during the three months ended June 30, 2014 was consistent with the increase in asset-based revenues when excluding segregated funds. The relevant costs associated with asset-based revenue from segregated funds are recorded within insurance commissions and amortization of DAC.
Other operating expenses. Other operating expenses decreased primarily due to lower legal fees and expenses. Legal fees and expenses attributable to defending claims alleged by certain participants in the Florida Retirement System's benefit plan ("FRS") for the second quarter of 2014 and 2013 were approximately $0.3 million and $3.1 million, respectively. A settlement was reached in January 2014, which reduced the amount of legal fees and expenses incurred in association with this matter compared to the prior year period. See Note 11 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information.
Results for the Six Months Ended June 30, 2014 and 2013
Total revenues. The increase in commissions and fees during the first six months of 2014 was driven mostly by the factors described in the three-month comparison.
Amortization of DAC. During the six months ended June 30, 2014, amortization of DAC decreased primarily due to the factors discussed above in the three-month comparison.
Sales commissions. Higher sales commissions in the six months ended June 30, 2014 resulted primarily from the items discussed in the three-month comparison.
Other operating expenses. Legal fees and expenses attributable to FRS were approximately $0.8 million and $7.0 million for the six months ended June 30, 2014 and 2013, respectively. Higher costs in support of our independent sales force and, to a lesser extent, higher employee compensation costs partially offset the favorable impact of the lower FRS-related costs in the first half of 2014.
Asset Values in Client Accounts
Changes in asset values in client accounts were as follows:

	Three months ended June 30,				Six months ended June 30,
	2014	% of beginning balance	2013	% of beginning balance	2014	% of beginning balance	2013	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$45,839		$39,853		$44,990		$37,386
Net change in asset values:
Inflows	1,439	3%	1,318	3%	2,850	6%	2,683	7%
Redemptions	(1,211)	(3)%	(1,188)	(3)%	(2,457)	(5)%	(2,493)	(7)%
Change in market value, net and other	1,941	4%	183	*	2,625	6%	2,590	7%
Net change in asset values	2,169	5%	313	1%	3,018	7%	2,780	7%
Asset values, end of period	$48,008		$40,166		$48,008		$40,166
_____________________

*	Less than 1%.

The increase in asset values for three and six months ended June 30, 2014 was primarily attributable to favorable market performance. As a percentage of beginning asset values, the growth in inflows and the rate of redemptions relative to average client asset values for the three and six months ended June 30, 2014 remained consistent with the prior year period.
Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$8,892	$9,356	$(464)	(5)%	$17,433	$18,226	$(793)	(4)%
Ceded premiums	(2,980)	(3,228)	(248)	(8)%	(5,361)	(5,978)	(617)	(10)%
Net premiums	5,912	6,128	(216)	(4)%	12,072	12,248	(176)	(1)%
Commissions and fees	5,713	5,994	(281)	(5)%	11,212	11,667	(455)	(4)%
Allocated net investment income	4,842	4,093	749	18%	9,728	10,639	(911)	(9)%
Realized investment gains (losses), including other-than-temporary impairment losses	831	3,468	(2,637)	(76)%	1,094	5,754	(4,660)	(81)%
Other, net	1,318	1,264	54	4%	2,588	2,533	55	2%
Total revenues	18,616	20,947	(2,331)	(11)%	36,694	42,841	(6,147)	(14)%
Benefits and expenses:
Benefits and claims	4,125	2,634	1,491	57%	8,053	5,903	2,150	36%
Amortization of DAC	746	459	287	63%	884	954	(70)	(7)%
Insurance commissions	715	740	(25)	(3)%	1,396	1,488	(92)	(6)%
Insurance expenses	1,899	2,005	(106)	(5)%	3,988	3,673	315	9%
Sales commissions	2,804	3,129	(325)	(10)%	5,636	6,137	(501)	(8)%
Interest expense	4,543	4,543	—	—%	9,087	9,086	1	*
Other operating expenses	19,162	19,872	(710)	(4)%	37,426	40,374	(2,948)	(7)%
Total benefits and expenses	33,994	33,382	612	2%	66,470	67,615	(1,145)	(2)%
Loss from continuing operations before income taxes	$(15,378)	$(12,435)	$2,943	24%	$(29,776)	$(24,774)	$5,002	20%
_____________________

*	Less than 1%.
Results for the Three Months Ended June 30, 2014 and 2013
Total revenues. Total revenues decreased for the three months ended June 30, 2014 primarily due to lower realized investment gains, partially offset by higher net investment income. Realized investment gains decreased year-over-year mostly due to higher income received from certain fixed income securities that were tendered during the prior year period. The increase in net investment income was attributable to the increase in market value of the deposit asset underlying our 10% Coinsurance Agreement, partially offset by lower average base of invested assets and lower average yield on invested assets.
Total benefits and expenses. Total benefits and expenses were marginally higher for the three months ended June 30, 2014 compared to the prior year period mostly due to higher benefits and claims attributable to an increase in claims on non-term life insurance policies underwritten by our New York subsidiary.
Results for the Six Months Ended June 30, 2014 and 2013
Total revenues. Total revenues decreased for the six months ended June 30, 2014 primarily due to the factors noted in the three-month comparison. In addition, the decline in net investment income for the six months ended June 30,

2014 was primarily attributable to a higher allocation to the Term Life segment, lower average base of invested assets, and lower average yield on invested assets, partially offset by the rise in market value of the deposit asset underlying our 10% Coinsurance Agreement.
Total benefits and expenses. The decrease in benefits and expenses during the six months ended June 30, 2014 was primarily due to lower operating expenses attributable to lower stock compensation costs related to the full vesting of restricted stock granted in connection with our IPO. This decrease was partially offset by an increase in benefits and claims attributable to the factors noted in the three-month comparison.

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
The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating and average approximate duration of our fixed-maturity portfolio were as follows:

	June 30, 2014	December 31, 2013
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.3 years	4.0 years
Average book yield of our fixed-maturity portfolio	4.76%	4.93%
The distribution of our investments in fixed-maturity securities by rating follows:

	June 30, 2014		December 31, 2013
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$286,504	17%	$296,717	18%
AA	139,940	8%	133,406	8%
A	374,666	22%	386,460	23%
BBB	802,137	48%	777,111	46%
Below investment grade	82,267	5%	80,835	5%
Not rated	507	*	1,484	*
Total	$1,686,021	100%	$1,676,013	100%
____________________

*	Less than 1%.

The ten largest holdings within our invested asset portfolio were as follows:

	June 30, 2014
Issuer	Fair value	Cost or amortized cost	Unrealized gain	Credit rating
	(Dollars in thousands)
Government of Canada	$29,654	$28,684	$970	AAA
General Electric Co	26,931	23,892	3,039	AA-
Province of Ontario Canada	11,633	10,398	1,235	AA-
Washington Real Estate Investment	11,055	10,528	527	BBB
Iberdrola SA	10,501	9,468	1,033	BBB+
National Rural Utilities Cooperative	9,932	7,470	2,462	A+
International Business Machines Corp	9,791	9,145	646	AA-
Wells Fargo & Co	8,885	8,387	498	A
Enel SpA	7,860	6,982	878	BBB
ArcelorMittal	7,851	6,611	1,240	BB+
Total – ten largest holdings	$134,093	$121,565	$12,528
Total – fixed-maturity and equity securities	$1,863,835	$1,725,374
Percent of total fixed-maturity and equity securities	7%	7%
For additional information on our invested asset portfolio, see Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources
Dividends and other payments to the Parent Company from our subsidiaries are our principal sources of cash. The amount of dividends paid by our subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of general operating expenses, income taxes, stockholder dividends, and interest on outstanding debt, as well as repurchases of shares outstanding. At June 30, 2014, the Parent Company had cash and invested assets of approximately $48.9 million.
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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2014	2013	$
	(In thousands)
Net cash provided by (used in) operating activities	$70,454	$52,504	$17,950
Net cash provided by (used in) investing activities	(17,405)	129,544	(146,949)
Net cash provided by (used in) financing activities	(51,174)	(175,087)	123,913
Effect of foreign exchange rate changes on cash	(443)	(1,090)	647
Change in cash and cash equivalents	$1,432	$5,871	$(4,439)
Operating Activities. The increase in operating cash flows for the six months ended June 30, 2014 was largely driven by lower cash payments of income taxes, receipts of premiums in excess of claims paid, and net proceeds from sales and maturities of trading securities. Partially offsetting this increase was the impact of timing of payments with reinsurers in our Term Life business and payments for settlements and other related costs for FRS.
Investing Activities. The decrease in investing cash inflows was primarily driven by lower purchases of fixed-maturity securities in the prior year period, as we accumulated cash to fund the $154.7 million repurchase of common stock and outstanding warrants in June 2013 from certain private equity funds managed by Warburg Pincus LLC. The decrease was partially offset by lower purchases of property and equipment in the first half of 2014 primarily attributable to asset purchases related to the move of our corporate headquarters in the prior year period.
Financing Activities. Net cash used in financing activities was lower for the first half of 2014 compared to the prior year period primarily due to lower repurchases of our common stock and outstanding warrants. Share repurchases in 2014 were made in the open market under our current share repurchase program, while the share and warrant repurchases made in 2013 consisted primarily of the $154.7 million repurchase in June 2013.
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
As of June 30, 2014, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth.
In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. Primerica Life Canada is in compliance with Canada’s minimum capital requirements as of June 30, 2014, as determined by OSFI.
Redundant Reserve Financings. The Model Regulation entitled Valuation of Life Insurance Policies, commonly known as Regulation XXX, requires insurers to carry statutory policy benefit reserves for term life insurance policies with long-term premium guarantees which are often significantly in excess of the future policy benefit reserves that insurers deem necessary to satisfy claim obligations ("redundant policy benefit reserves"). Accordingly, many insurance companies have sought ways to reduce their capital needs by financing redundant policy benefit reserves through bank financing, reinsurance arrangements and other financing transactions.
In March 2012, Peach Re, Inc. ("Peach Re"), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, and Primerica Life entered into a Regulation XXX redundant reserve financing transaction to more efficiently manage and deploy our capital. For information on this transaction, see Note 11 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.
In July 2014, Vidalia Re, Inc. ("Vidalia Re"), a newly formed special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, and Primerica Life entered into a Regulation XXX redundant reserve financing transaction to more efficiently manage and deploy our capital. For more information on this redundant reserve financing transaction, see Note 12 (Subsequent Events) to our unaudited condensed consolidated financial statements included elsewhere in this report.
Notes Payable. The Company has $375.0 million of publicly-traded, senior unsecured notes outstanding at a price of 99.843% and an annual rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.
We were in compliance with the covenants of the Senior Notes at June 30, 2014. No events of default occurred during the six months ended June 30, 2014.
We calculate our debt-to-capital ratio by dividing total long-term debt by the sum of stockholders’ equity and total long-term debt. As of June 30, 2014, our debt-to-capital ratio was 22.3%.
Rating Agencies. There have been no changes to Primerica, Inc.'s senior debt ratings or Primerica Life's financial strength ratings since December 31, 2013.
Short-term Borrowings. We had no short-term borrowings as of or during the six months ended June 30, 2014.
Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of June 30, 2014 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank as described in Note 11 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
We are involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described in Note 11 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements and such information is incorporated herein by reference. As of the date of this report, other than as discussed in the paragraph below, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.
Between July 4, 2014 and July 7, 2014, we issued Applications in the Ontario Superior Court of Justice naming as the Respondents the Financial Services Commission of Ontario and the government of Ontario. On July 24, 2014, we issued an Application in the Court of Queen's Bench for Saskatchewan naming as Respondents the Insurance Councils of Saskatchewan and Life Insurance Council of Saskatchewan. The Applications seek a declaration that a Memorandum of Understanding and related agreements entered into by the insurance regulators of the Canadian provinces and territories to implement a new life insurance licensing examination program across Canada in early 2016 are null and void and of no force and effect. See "Item 1A. Risk Factors." for more information.

ITEM 1A. RISK FACTORS.
The following supplements and amends the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013, which are incorporated herein by reference.
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
From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for our sales representatives to obtain their life insurance licenses. The insurance regulators in the Canadian provinces and territories entered into a Memorandum of Understanding and related agreements to implement a new life insurance licensing examination program across Canada in early 2016. If this new licensing program is implemented under the terms set forth in the agreements, we believe it would significantly decrease the ability of applicants to obtain their life insurance licenses in Canada. At this time, we cannot quantify the impact of the new licensing program on us. However, we believe the program could result in a significant decline in the number of our new life-licensed representatives in Canada and ultimately the size of our life-licensed sales force. This could lower new life insurance sales and over time lower the size of our in-force life insurance premium and materially adversely affect our Canadian Term Life insurance business. Between July 4, 2014 and July 7, 2014, we issued Applications in the Ontario Superior Court of Justice naming as the Respondents the Financial Services Commission of Ontario and the government of Ontario. On July 24, 2014, we issued an Application in the Court of Queen's Bench for Saskatchewan naming as Respondents the Insurance Councils of Saskatchewan and Life Insurance Council of Saskatchewan. The Applications seek a declaration that the Memorandum of Understanding and related agreements are null and void and of no force and effect.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the quarter ended June 30, 2014, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 - 30, 2014	255,635	$46.11	255,238	$125,166,624
May 1 - 31, 2014	107,938	44.05	107,938	120,412,070
June 1 - 30, 2014	117,898	46.06	117,726	114,989,205
Total	481,471	$45.63	480,902	$114,989,205
____________________

(1)
Consists of (a) repurchases of 569 shares at an average price of $45.90 arising from share-based compensation tax withholdings and stock option exercises and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

For information regarding year-to-date share repurchases, refer to Note 8 (Stockholders' Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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
____________________

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

August 7, 2014	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)