Form 10-Q
period 2014-09-30
Primerica, Inc.
filed 2014-11-05
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2014
Common Stock, $0.01 Par Value	53,139,572 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2014	December 31, 2013
	(In thousands)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $1,685,305 in 2014 and $1,663,022 in 2013)	$1,787,926	$1,755,712
Fixed-maturity securities held to maturity, at amortized cost (fair value: $191,274 in 2014 and $0 in 2013)	189,830	-
Equity securities available for sale, at fair value (cost: $40,824 in 2014 and $32,592 in 2013)	50,133	39,894
Trading securities, at fair value (cost: $9,126 in 2014 and $13,025 in 2013)	9,135	12,991
Policy loans	27,566	26,806
Total investments	2,064,590	1,835,403
Cash and cash equivalents	164,999	149,189
Accrued investment income	18,930	18,127
Due from reinsurers	4,130,637	4,055,054
Deferred policy acquisition costs, net	1,321,415	1,208,466
Premiums and other receivables	183,179	175,785
Intangible assets, net (accumulated amortization: $68,645 in 2014 and $65,131 in 2013)	65,350	68,863
Income taxes	40,827	32,450
Other assets	283,609	282,784
Separate account assets	2,469,118	2,503,829
Total assets	$10,742,654	$10,329,950

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$5,214,878	$5,063,103
Unearned premiums	1,012	1,802
Policy claims and other benefits payable	285,939	253,304
Other policyholders’ funds	343,298	337,977
Notes payable	374,519	374,481
Surplus note	189,830	-
Income taxes	136,064	105,885
Other liabilities	365,900	377,690
Payable under securities lending	67,614	89,852
Separate account liabilities	2,469,118	2,503,829
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,448,172	9,107,923

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2014 and 2013; and issued 53,682 shares in 2014 and 54,834 shares in 2013)	537	548
Paid-in capital	429,257	472,633
Retained earnings	756,738	640,840
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	30,281	41,974
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	78,131	67,379
Net unrealized investment losses other-than-temporarily impaired	(462)	(1,347)
Total stockholders’ equity	1,294,482	1,222,027
Total liabilities and stockholders’ equity	$10,742,654	$10,329,950

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$577,482	$567,047	$1,722,427	$1,696,342
Ceded premiums	(402,198)	(407,488)	(1,215,459)	(1,235,543)
Net premiums	175,284	159,559	506,968	460,799
Commissions and fees	132,928	118,440	391,898	347,895
Net investment income	20,465	22,103	63,745	66,345
Realized investment gains (losses), including other-than-temporary impairment losses	(281)	(407)	813	5,347
Other, net	10,791	10,714	31,221	31,962
Total revenues	339,187	310,409	994,645	912,348

Benefits and expenses:
Benefits and claims	81,235	76,549	228,839	209,685
Amortization of deferred policy acquisition costs	36,944	32,192	104,834	93,556
Sales commissions	67,500	58,388	199,985	171,074
Insurance expenses	31,495	26,576	88,190	78,602
Insurance commissions	4,045	3,933	12,009	12,286
Interest expense	8,712	8,726	25,870	26,314
Other operating expenses	45,236	41,273	128,325	131,968
Total benefits and expenses	275,167	247,637	788,052	723,485
Income from continuing operations before income taxes	64,020	62,772	206,593	188,863
Income taxes	22,407	22,040	72,224	66,828
Income from continuing operations	41,613	40,732	134,369	122,035
Income (loss) from discontinued operations, net of income taxes	(18)	2,458	1,578	3,490
Net income	$41,595	$43,190	$135,947	$125,525

Basic earnings per share:
Continuing operations	$0.75	$0.74	$2.42	$2.14
Discontinued operations	-	0.04	0.03	0.06
Basic earnings per share	$0.75	$0.78	$2.45	$2.20

Diluted earnings per share:
Continuing operations	$0.75	$0.74	$2.41	$2.10
Discontinued operations	-	0.04	0.03	0.06
Diluted earnings per share	$0.75	$0.78	$2.44	$2.16

Weighted-average shares used in computing earnings per share:
Basic	54,713	54,957	54,953	56,019
Diluted	54,744	54,958	54,978	57,069

Supplemental disclosures:
Total impairment losses	$(515)	$(347)	$(885)	$(438)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-	19
Net impairment losses recognized in earnings	(515)	(347)	(885)	(419)
Other net realized investment gains (losses)	234	(60)	1,698	5,766
Realized investment gains (losses), including other-than- temporary impairment losses	$(281)	$(407)	$813	$5,347

Dividends declared per share	$0.12	$0.11	$0.36	$0.33

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$41,595	$43,190	$135,947	$125,525
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	(20,132)	(3,004)	18,590	(60,502)
Reclassification adjustment for realized investment (gains) losses included in net income	80	(184)	(686)	(4,416)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(11,600)	5,586	(11,832)	(6,907)
Total other comprehensive income (loss) before income taxes	(31,652)	2,398	6,072	(71,825)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(7,150)	(1,044)	6,128	(22,812)
Other comprehensive income (loss), net of income taxes	(24,502)	3,442	(56)	(49,013)
Total comprehensive income (loss)	$17,093	$46,632	$135,891	$76,512

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Nine months ended September 30,
	2014	2013
	(In thousands)
Common stock:
Balance, beginning of period	$548	$564
Repurchases of common stock	(15)	(29)
Net issuance of common stock	4	12
Balance, end of period	537	547

Paid-in capital:
Balance, beginning of period	472,633	602,269
Share-based compensation	29,459	31,161
Net issuance of common stock	(4)	(12)
Repurchases of common stock	(71,838)	(101,044)
Repurchases of warrants	-	(68,399)
Adjustments to paid-in capital, other	(993)	808
Balance, end of period	429,257	464,783

Retained earnings:
Balance, beginning of period	640,840	503,173
Net income	135,947	125,525
Dividends	(20,049)	(18,920)
Balance, end of period	756,738	609,778

Accumulated other comprehensive income (loss):
Balance, beginning of period	108,006	169,410
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(139) in 2014 and $(91) in 2013	(11,693)	(6,816)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $5,790 in 2014 and $(22,713) in 2013	10,752	(42,185)
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit) of $477 in 2014 and $(8) in 2013	885	(12)
Balance, end of period	107,950	120,397
Total stockholders’ equity	$1,294,482	$1,195,505

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$135,947	$125,525
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	217,208	166,936
Deferral of policy acquisition costs	(217,027)	(200,082)
Amortization of deferred policy acquisition costs	104,834	93,556
Change in income taxes	17,772	1,351
Realized investment (gains) losses, including other-than-temporary impairments	(813)	(5,347)
Gain from sale of business, net	(1,578)	-
Accretion and amortization of investments	(2,035)	(2,924)
Depreciation and amortization	8,611	8,146
Change in due from reinsurers	(93,109)	(39,379)
Change in premiums and other receivables	(16,775)	(18,095)
Trading securities sold, matured, or called (acquired), net	3,818	(3,448)
Share-based compensation	14,333	10,689
Change in other operating assets and liabilities, net	(38,390)	(46,371)
Net cash provided by (used in) operating activities	132,796	90,557

Cash flows from investing activities:
Available-for sale investments sold, matured or called:
Fixed-maturity securities — sold	63,996	88,332
Fixed-maturity securities — matured or called	237,335	207,445
Equity securities	188	4,694
Available-for-sale investments acquired:
Fixed-maturity securities	(318,987)	(156,360)
Equity securities	(6,470)	(461)
Purchases of property and equipment and other investing activities, net	(6,029)	(18,473)
Proceeds from sale of business	3,000	-
Cash collateral received (returned) on loaned securities, net	(22,238)	(64,075)
Sales (purchases) of short-term investments using securities lending collateral, net	22,238	64,075
Net cash provided by (used in) investing activities	(26,967)	125,177

Cash flows from financing activities:
Dividends paid	(20,049)	(18,920)
Common stock repurchased	(71,853)	(101,073)
Warrants repurchased	-	(68,399)
Excess tax benefits on share-based compensation	4,651	8,440
Payments of deferred financing costs	(864)	-
Net cash provided by (used in) financing activities	(88,115)	(179,952)

Effect of foreign exchange rate changes on cash	(1,904)	(530)
Change in cash and cash equivalents	15,810	35,252

Cash and cash equivalents, beginning of period	149,189	112,216
Cash and cash equivalents, end of period	$164,999	$147,468

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2014 and December 31, 2013, the statements of income and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and the statements of stockholders' equity and cash flows for the nine months ended September 30, 2014 and 2013. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the unaudited condensed consolidated financial statements dated as of September 30, 2014.

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

(2) Discontinued Operations

In January 2014, NBLIC sold the assets and liabilities of its short-term statutory disability benefit insurance business ("DBL") to AmTrust North America, Inc. and its affiliates (the "buyer"). As part of the sale agreement, the buyer assumed all liabilities for DBL insurance policies. In addition, NBLIC transferred the assets held in support of DBL's insurance liabilities and all other premium-related assets and liabilities to the buyer as of January 1, 2014. The results of DBL's operations from January 1, 2014 forward were also transferred to the buyer. NBLIC received cash proceeds from the sale of $3.0 million and recognized a pre-tax gain on the sale of approximately $2.4 million, which comprised income from discontinued operations before income taxes in our results of operations for the nine months ended September 30, 2014.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Total revenues from discontinued operations	$-	$9,048	$-	$27,860
Income (loss) from discontinued operations before income taxes	(28)	3,782	2,427	5,369
Provision for income taxes	(10)	1,324	849	1,879
Income (loss) from discontinued operations, net of income taxes	$(18)	$2,458	$1,578	$3,490

	September 30, 2014	December 31, 2013
	(In thousands)
Premiums and other receivables	$-	$6,439
Future policy benefits	-	5,047
Other liabilities	-	1,197

(3) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. The results of operations for DBL were previously reported in our Corporate and Other Distributed Products segment and have been reclassified into discontinued operations as discussed in Note 2 (Discontinued Operations).

Results of continuing operations by segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Term life insurance segment	$193,577	$177,811	$560,924	$514,828
Investment and savings products segment	129,273	114,723	380,690	336,805
Corporate and other distributed products segment	16,337	17,875	53,031	60,715
Total revenues	$339,187	$310,409	$994,645	$912,348
Income (loss) from continuing operations before income taxes:
Term life insurance segment	$45,932	$50,136	$148,207	$147,159
Investment and savings products segment	36,904	31,498	106,978	85,339
Corporate and other distributed products segment	(18,816)	(18,862)	(48,592)	(43,635)
Total income from continuing operations before income taxes	$64,020	$62,772	$206,593	$188,863

Total assets by segment were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Assets:
Term life insurance segment	$7,089,373	$6,783,194
Investment and savings products segment	2,687,974	2,699,000
Corporate and other distributed products segment	965,307	847,756
Total assets	$10,742,654	$10,329,950

The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $219.4 million and $195.8 million as of September 30, 2014 and December 31, 2013, respectively.

See “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for more information regarding our operating segments.

Geographical Information. Results of continuing operations by country and long-lived assets — primarily tangible assets reported in Other assets in our unaudited condensed consolidated balance sheets —were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenues by country:
United States	$278,101	$253,877	$811,228	$739,899
Canada	61,086	56,532	183,417	172,449
Total revenues	$339,187	$310,409	$994,645	$912,348
Income from continuing operations before income taxes by country:
United States	$47,296	$47,169	$152,828	$139,774
Canada	16,724	15,603	53,765	49,089
Total income from continuing operations before income taxes	$64,020	$62,772	$206,593	$188,863

	September 30, 2014	December 31, 2013
	(In thousands)
Long-lived assets by country:
United States	$26,896	$24,413
Canada	582	637
Total long-lived assets	$27,478	$25,050

(4) Investments

Available-for-sale Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of available-for-sale fixed-maturity and equity securities follow:

	September 30, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,701	$507	$(79)	$10,129
Foreign government	116,972	6,582	(2,745)	120,809
States and political subdivisions	35,011	2,496	(229)	37,278
Corporates	1,240,960	89,253	(6,177)	1,324,036
Mortgage- and asset-backed securities	282,661	13,462	(449)	295,674
Total fixed-maturity securities(1)	1,685,305	112,300	(9,679)	1,787,926
Equity securities	40,824	9,879	(570)	50,133
Total fixed-maturity and equity securities	$1,726,129	$122,179	$(10,249)	$1,838,059

(1)	Includes approximately $0.7 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	As of December 31, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$8,696	$485	$(127)	$9,054
Foreign government	111,610	7,512	(2,766)	116,356
States and political subdivisions	32,308	1,860	(468)	33,700
Corporates	1,240,100	84,545	(11,931)	1,312,714
Mortgage- and asset-backed securities	270,308	14,610	(1,030)	283,888
Total fixed-maturity securities(1)	1,663,022	109,012	(16,322)	1,755,712
Equity securities	32,592	7,935	(633)	39,894
Total fixed-maturity and equity securities	$1,695,614	$116,947	$(16,955)	$1,795,606

(1)	Includes approximately $2.1 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

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

The scheduled contractual maturity distribution of the available-for-sale fixed-maturity portfolio at September 30, 2014 follows:

	Amortized cost	Market value
	(In thousands)
Due in one year or less	$92,778	$95,084
Due after one year through five years	568,331	619,711
Due after five years through 10 years	693,097	723,932
Due after 10 years	48,438	53,525
	1,402,644	1,492,252
Mortgage- and asset-backed securities	282,661	295,674
Total fixed-maturity securities	$1,685,305	$1,787,926

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on investments was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Net unrealized investment gains (losses) including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$111,930	$99,992
Currency swaps	31	72
Foreign currency translation adjustment	7,530	1,523
Other-than-temporary impairments	710	2,072
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	120,201	103,659
Deferred income taxes	(42,070)	(36,280)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$78,131	$67,379

Trading Securities. We maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $9.1 million and $13.0 million as of September 30, 2014 and December 31, 2013, respectively.

Held-to-maturity Security. Concurrent with the execution of the Vidalia Re Coinsurance Agreement, Vidalia Re entered into a Surplus Note Purchase Agreement (the "Surplus Note Purchase Agreement") with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, “Hannover Re”) and a newly formed limited liability company (the "LLC") owned by a third party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued a surplus note (the “Surplus Note”) to the LLC in exchange for a credit enhanced note from the LLC with an equal principal amount (the “LLC Note”). The principal amount of both the LLC Note and the Surplus Note will fluctuate over time to coincide with the amount of reserves being supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. The LLC Note is guaranteed by Hannover Re through a credit enhancement feature in exchange for a fee.

The LLC is a variable interest entity as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its consolidated financial statements.

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. The LLC Note, which was rated AA- by Fitch Ratings, had an estimated unrealized holding gain of $1.4 million based on its amortized cost and estimated fair value as of September 30, 2014.

See Note 7 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $19.5 million and $18.4 million as of September 30, 2014 and December 31, 2013, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our balance sheet. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our balance sheet during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $67.6 million and $89.9 million as of September 30, 2014 and December 31, 2013, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Fixed-maturity securities (available-for-sale)	$20,933	$21,785	$62,419	$67,643
Fixed-maturity security (held-to-maturity)	1,299	-	1,299	-
Equity securities	450	277	1,306	841
Policy loans and other invested assets	1,666	325	2,452	972
Cash and cash equivalents	70	54	191	215
Market return on deposit asset underlying 10% coinsurance agreement	(127)	829	2,316	331
Gross investment income	24,291	23,270	69,983	70,002
Investment expenses	(2,527)	(1,167)	(4,939)	(3,657)
Interest expense on Surplus Note	(1,299)	-	(1,299)	-
Net investment income	$20,465	$22,103	$63,745	$66,345

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$550	$1,234	$1,731	$5,989
Gross losses from sales	(115)	(703)	(160)	(1,154)
Other-than-temporary impairment losses	(515)	(347)	(885)	(419)
Gains (losses) from bifurcated options	(201)	(591)	127	931
Net realized investment gains (losses)	$(281)	$(407)	$813	$5,347
Supplemental information:
Gross realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$(80)	$184	$686	$4,416
Tax expense (benefit) associated with realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$(28)	$64	$240	$1,546
Proceeds from sales or other redemptions	$92,130	$79,864	$301,519	$300,471

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

Investments in available-for-sale fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $291.6 million and $454.2 million as of September 30, 2014 and December 31, 2013, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2014
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$2,813	$(16)	2	$888	$(63)	2
Foreign government	22,852	(703)	32	23,402	(2,042)	39
States and political subdivisions	2,142	(8)	2	3,687	(221)	5
Corporates	102,914	(1,701)	114	50,961	(4,476)	88
Mortgage-and asset-backed securities	52,063	(131)	36	15,051	(318)	15
Total fixed-maturity securities	182,784	(2,559)		93,989	(7,120)
Equity securities	1,907	(69)	12	2,629	(501)	2
Total fixed-maturity and equity securities	$184,691	$(2,628)		$96,618	$(7,621)

	December 31, 2013
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses		Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,817	$(36)	3	$859	$(91)		2
Foreign government	34,869	(2,190)	47	5,999	(576)		13
States and political subdivisions	8,520	(468)	11	152	-	(1)	1
Corporates	296,192	(9,510)	295	19,022	(2,421)		31
Mortgage-and asset-backed securities	54,215	(536)	46	10,523	(494)		9
Total fixed-maturity securities	397,613	(12,740)		36,555	(3,582)
Equity securities	3,081	(633)	7	-	-		-
Total fixed-maturity and equity securities	$400,694	$(13,373)		$36,555	$(3,582)

(1)	Less than one thousand.

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	September 30, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$31	$128	$31	$267

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Impairments on fixed-maturity securities not in default	$515	$347	$885	419

The securities noted above were considered to be other-than-temporarily impaired due to our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; or analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default.

As of September 30, 2014, the unrealized losses on our available-for-sale invested asset portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investments. Because we have the ability to hold these investments until a market price recovery or maturity and we have no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.

Net impairment losses recognized in earnings for available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$-	$345	$-	$365
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	-	-	-	(19)
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery:	-	345	-	346
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	515	2	885	73
Net impairment losses recognized in earnings	$515	$347	$885	$419

The rollforward of the credit-related losses recognized in income for all available-for-sale fixed-maturity securities still held follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$14,348	$14,243	$14,516	$14,171
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	412	345	753	416
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	103	2	132	3
Reductions due to sales, maturities or calls of credit impaired securities	(1,019)	(264)	(1,557)	(264)
Cumulative OTTI credit losses recognized for securities still held, end of period	$13,844	$14,326	$13,844	$14,326

As of September 30, 2014, no impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of September 30, 2014 and December 31, 2013, the fair value of these bifurcated options was approximately $6.5 million and $4.6 million, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of September 30, 2014 and December 31, 2013. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$-	$10,129	$-	$10,129
Foreign government	-	120,809	-	120,809
States and political subdivisions	-	37,278	-	37,278
Corporates	1,830	1,321,966	240	1,324,036
Mortgage- and asset-backed securities	-	294,272	1,402	295,674
Total fixed-maturity securities	1,830	1,784,454	1,642	1,787,926
Equity securities	43,264	6,821	48	50,133
Trading securities	-	9,135	-	9,135
Separate accounts	-	2,469,118	-	2,469,118
Total fair value assets	$45,094	$4,269,528	$1,690	$4,316,312
Fair value liabilities:
Currency swaps	$-	$104	$-	$104
Separate accounts	-	2,469,118	-	2,469,118
Total fair value liabilities	$-	$2,469,222	$-	$2,469,222

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$-	$9,054	$-	$9,054
Foreign government	-	116,356	-	116,356
States and political subdivisions	-	33,700	-	33,700
Corporates	1,282	1,310,739	693	1,312,714
Mortgage- and asset-backed securities	-	282,341	1,547	283,888
Total fixed-maturity securities	1,282	1,752,190	2,240	1,755,712
Equity securities	34,868	4,978	48	39,894
Trading securities	-	12,991	-	12,991
Separate accounts	-	2,503,829	-	2,503,829
Total fair value assets	$36,150	$4,273,988	$2,288	$4,312,426
Fair value liabilities:
Currency swaps	$-	$88	$-	$88
Separate accounts	-	2,503,829	-	2,503,829
Total fair value liabilities	$-	$2,503,917	$-	$2,503,917

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Level 3 assets, beginning of period	$1,752	$8,433	$2,288	$5,221
Net unrealized gains (losses) included in other comprehensive income	(13)	(122)	(115)	(288)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	5	171	416	301
Purchases	-	-	-	4,383
Sales	-	(10)	-	(25)
Settlements	(54)	(1,163)	(899)	(1,862)
Transfers into Level 3	-	371	-	1,357
Transfers out of Level 3	-	(3,499)	-	(4,906)
Level 3 assets, end of period	$1,690	$4,181	$1,690	$4,181

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2014 and 2013. In addition, there were no transfers between Level 1 and Level 3 during the three and nine months ended September 30, 2014 and 2013.

Invested assets included in the transfer from Level 3 to Level 2 during the three and nine months ended September 30, 2013 primarily were fixed-maturity investments for which we were able to obtain independent pricing quotes based on observable inputs. Invested assets included in the transfer from Level 2 to Level 3 during the three the nine months ended September 30, 2013 primarily were fixed-maturity investments for which we were unable to corroborate independent broker quotes with observable market data.

The table below is a summary of the estimated fair value for financial instruments.

	September 30, 2014		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,787,926	$1,787,926	$1,755,712	$1,755,712
Fixed-maturity security (held-to-maturity)	189,830	191,274	-	-
Equity securities	50,133	50,133	39,894	39,894
Trading securities	9,135	9,135	12,991	12,991
Policy loans	27,566	27,566	26,806	26,806
Deposit asset underlying 10% coinsurance agreement	149,143	149,143	124,413	124,413
Separate accounts	2,469,118	2,469,118	2,503,829	2,503,829
Liabilities:
Notes payable	$374,519	$407,269	$374,481	$385,161
Surplus note	189,830	189,436	-	-
Currency swaps	104	104	88	88
Separate accounts	2,469,118	2,469,118	2,503,829	2,503,829

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

Nonrecurring fair value measurements. The estimated fair value of the held-to-maturity fixed-maturity security, which is classified as a Level 3 fair value measurement, is derived using the credit spread on similarly rated debt securities and the hypothetical spread of the security’s credit enhancement feature. Policy loans, which are categorized as Level 3 fair value measurements, are carried at the unpaid principal balances. The fair value of policy loans approximate the unpaid principal balances as the timing of repayment is uncertain and the loans are collateralized by the amount of the policy. The deposit asset underlying the 10% coinsurance agreement with Prime Reinsurance Company, Inc. ("Prime Re"), an affiliate of Citigroup Inc. ("Citigroup"), represents the value of the assets necessary to back the economic reserves held in support of the reinsurance agreement. The carrying value of this deposit asset approximates fair value, which is categorized as Level 3 in the fair value hierarchy. Notes payable represent our publicly-traded senior notes and are valued as a Level 2 fair value measurement using the quoted market price for our notes. The estimated fair value of the Surplus Note is derived by using an assumed credit spread we would expect if Vidalia Re was a credit-rated entity and the hypothetical spread of the Surplus Note’s subordinated structure. The Surplus Note is classified as a Level 3 fair value measurement.

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

Details on in-force life insurance follow:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Direct life insurance in force	$685,399,115	$679,337,825
Amounts ceded to other companies	(606,602,219)	(601,309,340)
Net life insurance in force	$78,796,896	$78,028,485
Percentage of reinsured life insurance in force	89%	89%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	September 30, 2014		December 31, 2013
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company(1)	$2,631,802	NR	$2,572,800	NR
SCOR Global Life Reinsurance Companies	379,377	A	372,479	A
Financial Reassurance Company 2010, Ltd.(1)	330,451	NR	343,144	NR
Swiss Re Life & Health America Inc.(2)	265,697	A+	260,775	A+
American Health and Life Insurance Company(1)	176,670	A-	174,722	A-
Munich American Reassurance Company	103,621	A+	100,856	A+
Korean Reinsurance Company	89,020	A	89,405	A
RGA Reinsurance Company	80,452	A+	75,629	A+
Toa Reinsurance Company	22,124	A+	18,824	A+
Hannover Life Reassurance Company	19,796	A+	16,862	A+
All other reinsurers	31,627	-	29,558	-
Due from reinsurers	$4,130,637		$4,055,054

NR – not rated

(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.
(2)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.

(7) Debt

Notes Payable. At September 30, 2014, the Company had $375.0 million of publicly-traded, senior unsecured notes with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022 (the "Senior Notes"). As of September 30, 2014, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the nine months ended September 30, 2014.

Further discussion on the Company’s notes payable is included in Note 9 (Notes Payable) to our consolidated financial statements within our 2013 Annual Report.

Surplus Note. At September 30, 2014, the principal amount outstanding on the Surplus Note issued by Vidalia Re was approximately $189.8 million, equal to the principal amount of the LLC Note invested asset. The Surplus Note was issued in exchange for the LLC Note, which supports certain obligations of Vidalia Re for a portion of the statutory accounting-based reserves (commonly referred to as Regulation XXX reserves) related to the Vidalia Re Coinsurance Agreement. The principal amount of the Surplus Note will match the LLC Note and fluctuate over time to coincide with the amount of reserves being supported. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for ceded policies issued in 2011, 2012, and 2013, the maximum principal amounts of the Surplus Note and the LLC Note are expected to be approximately $680.0 million each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the credit enhancement feature underlying the LLC Note. The Parent Company has agreed to support Vidalia Re's obligation to pay the credit enhancement fee incurred on the LLC Note. See Note 4 (Investments) for more information on the LLC Note.

(8) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows.

	Nine months ended September 30,
	2014	2013
	(In thousands)
Common stock, beginning of period	54,834	56,374
Shares of restricted common stock issued	-	289
Shares issued for stock options exercised	4	-
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	381	975
Common stock retired	(1,537)	(2,951)
Common stock, end of period	53,682	54,687

The above reconciliation excludes RSUs, which do not have voting rights. As the RSUs lapse, we issue common shares with voting rights. As of September 30, 2014, we had a total of approximately 1.2 million RSUs outstanding.

Our Board of Directors authorized a share repurchase program for up to $150.0 million of our outstanding common stock (the "share repurchase program"). Under the share repurchase program, we repurchased 1,383,902 shares of our common stock in open market transactions for an aggregate purchase price of approximately $65.5 million during the first nine months of 2014. As of September 30, 2014, there is approximately $84.4 million remaining for repurchases of our outstanding common stock under the share repurchase program.

(9) Earnings Per Share

The Company has outstanding common stock and equity awards that consist of restricted stock, RSUs and stock options. In addition, warrants to purchase additional shares of our common stock were outstanding until we repurchased and retired these warrants in 2013. The restricted stock and RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. Unvested restricted stock and unvested RSUs are deemed participating securities for purposes of calculating earnings per share ("EPS") as they maintain dividend rights.

As a result of issuing restricted stock and RSUs that are deemed participating securities, we calculate EPS using the two-class method. Under the two-class method, we allocate earnings to common shares (excluding unvested restricted stock) and vested RSUs outstanding for the period. Earnings attributable to unvested participating securities, along with the corresponding share counts, are excluded from EPS as reflected in our unaudited condensed consolidated statements of income.

In calculating basic EPS, we deduct any dividends and undistributed earnings allocated to unvested restricted stock and unvested RSUs from net income and then divide the result by the weighted-average number of common shares and vested RSUs outstanding for the period.

We determine the potential dilutive effect of warrants and stock options outstanding on EPS using the treasury-stock method. Under this method, we determine the proceeds that would be received from the exercise of the warrants and stock options outstanding, which includes cash received for the exercise price, the remaining unrecognized stock option compensation expense and the resulting effect on the income tax deduction from the exercise of stock options. We then use the average market price of our common shares during the period the warrants and stock options were outstanding to determine how many shares we could repurchase with the proceeds raised from the exercise of the warrants and stock options outstanding. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares and vested RSUs by incorporating the increased fully diluted share count to determine diluted EPS.

The calculation of basic and diluted EPS follows.

	Three months ended September 30,			Nine months ended September 30,
	2014		2013	2014	2013
	(In thousands, except per-share amounts)
Basic EPS
Numerator (continuing operations):
Income from continuing operations	$41,613		$40,732	$134,369	$122,035
Income attributable to unvested participating securities	(447)		(525)	(1,546)	(2,113)
Income from continuing operations used in calculating basic EPS	$41,166		$40,207	$132,823	$119,922
Numerator (discontinued operations):
Income (loss) from discontinued operations	$(18)		$2,458	$1,578	$3,490
Income attributable to unvested participating securities	-	(2)	(32)	(18)	(60)
Income from discontinued operations used in calculating basic EPS	$(18)		$2,426	$1,560	$3,430
Denominator:
Weighted-average vested shares	54,713		54,957	54,953	56,019
Basic EPS from continuing operations	$0.75		$0.74	$2.42	$2.14
Basic EPS from discontinued operations	$-	(1)	$0.04	$0.03	$0.06

Diluted EPS
Numerator (continuing operations):
Income from continuing operations	$41,613		$40,732	$134,369	$122,035
Income attributable to unvested participating securities	(447)		(525)	(1,546)	(2,081)
Income from continuing operations used in calculating diluted EPS	$41,166		$40,207	$132,823	$119,954
Numerator (discontinued operations):
Income (loss) from discontinued operations	$(18)		$2,458	$1,578	$3,490
Income attributable to unvested participating securities	-	(2)	(32)	(18)	(59)
Income from discontinued operations used in calculating diluted EPS	$(18)		$2,426	$1,560	$3,431
Denominator:
Weighted-average vested shares	54,713		54,957	54,953	56,019
Dilutive effect of incremental shares if issued for warrants outstanding	-		-	-	1,050
Dilutive effect of incremental shares to be issued for equity awards	31		1	25	-
Weighted-average shares used in calculating diluted EPS	54,744		54,958	54,978	57,069
Diluted EPS from continuing operations	$0.75		$0.74	$2.41	$2.10
Diluted EPS from discontinued operations	$-	(1)	$0.04	$0.03	$0.06

(1)	Loss per share from discontinued operations for the three months ended September 30, 2014 is less than $0.01.
(2)	Loss attributable to unvested participating securities from discontinued operations for the three months ended September 30, 2014 is less than $1.

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

The impacts of equity awards granted are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Total equity awards expense recognized	$8,497	$2,737	$14,333	$10,689
Quarterly incentive awards expense deferred	3,041	3,893	10,371	12,034

During the third quarter of 2014, the Compensation Committee of the Board of Directors amended the equity awards granted to management in February 2014 (the “modified awards”) to provide for such awards to vest upon the voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. All unrecognized equity compensation expense for the modified awards granted to retirement eligible employees as of the date of the modification was recognized immediately during the third quarter of 2014 as there is no remaining substantive future requisite service period for these awards. The modification affects the timing of expense recognition for the modified awards and not the total amount of expense to be recognized given that the amount of awards expected to vest under the original service condition is not significantly different from the amount of awards now expected to vest after the modification. As a result of this modification, approximately $5.1 million of equity compensation expense for the modified awards was accelerated into the third quarter of 2014 rather than being recognized over the three-year vesting period of the award. This expense acceleration in the third quarter of 2014 will reduce the originally scheduled equity compensation expense for the modified awards in each subsequent period through the final vesting date in 2017. The retirement eligibility provision is expected to be included in equity awards granted to employees in future periods.

(11) Commitments and Contingent Liabilities

Letter of Credit. Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life. As of September 30, 2014, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

Further discussion on the Company’s letter of credit is included in Note 15 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2013 Annual Report.

Contingent Liabilities. The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties, including the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. As such, the Company is unable to estimate the possible loss or range of loss that may result from these matters.

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

In January 2014, PFS Investments entered into a memorandum of understanding to resolve this pending litigation. As of December 31, 2013, we had established a contingent liability for $9.3 million for the fair value of estimated benefits to be paid to the settling claimants through deferred payments that would begin in 2024 (the "deferred annuity settlement") and approximately $6.4 million for estimated related costs, including awards relating to prior arbitrations, other potential settlements, and the payment of claimants’ attorneys' fees and expenses. The memorandum of understanding required that a certain percentage of claimants agree to the settlement. By April 2014, a required percentage of claimants had signed settlement agreements and releases. In June 2014, in accordance with the memorandum of understanding and claimant settlement agreements and releases, we reached an agreement with an independent third party to assume the liability for the deferred annuity settlement and paid cash consideration approximately equal to the contingent liability that had been recorded to fund the benefits. With this agreement, the Company is no longer obligated to manage or make payments related to the deferred annuity settlement and has not guaranteed the liability assumed by the third party. As of September 30, 2014, the contingent liability remaining was approximately $0.6 million for deferred benefit payments to be made in subsequent periods and estimated related costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2013 to September 30, 2014. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2013 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Accounting Policy Change. During the nine months ended September 30, 2014, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2013 Annual Report.

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

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
New recruits	49,055	51,523	147,385	148,229
New life-licensed sales representatives	8,793	9,630	25,322	25,670

New recruits and new life-licensed representatives decreased for the three and nine months ended September 30, 2014 compared to the prior year period primarily due to the positive impact of post-convention initiatives in the third quarter of 2013.

The size of our life-licensed insurance sales force was as follows:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Life-licensed insurance sales representatives	97,966	96,596	95,382	95,566

The life-licensed sales force at September 30, 2014 increased compared with the second quarter of 2014 partly due to improved retention of our life-licensed representatives through a lower percentage of non-renewals and terminations in relation to the size of the sales force.

Term Life Insurance Segment. Our Term Life Insurance segment results are primarily driven by sales volumes, the accuracy of our pricing assumptions, terms and use of reinsurance, investment income and expenses.

Sales and policies in force. Sales of term policies and the size and characteristics of our in force book of policies are vital to our results over the long term. Premium revenue is recognized as it is earned over the term of the policy and eligible acquisition expenses are deferred and amortized ratably with the level premiums of the underlying policies. However, because we incur significant cash outflows at or about the time policies are issued, including the payment of sales commissions and underwriting costs, changes in life insurance sales volume will have a more immediate effect on our cash flows.

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

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Average number of life-licensed sales representatives	97,302	93,507	96,281	92,339
Number of new policies issued	55,146	53,997	164,035	161,975
Average monthly rate of new policies issued per life- licensed sales representative	0.19x	0.19x	0.19x	0.19x

The average monthly rate of new policies issued per life-licensed sales representative for the three and nine months ended September 30, 2014 was consistent with the prior year periods and was in line with historical experience.

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

Capital Structure. Our financial results have also been affected by changes in our capital structure, including the issuance of our senior unsecured notes, as well as repurchases of shares and warrants of our common stock. For additional information regarding factors affecting our results, see Factors Affecting Our Results in our 2013 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$577,482	$567,047	$10,435	2%	$1,722,427	$1,696,342	$26,085	2%
Ceded premiums	(402,198)	(407,488)	(5,290)	(1)%	(1,215,459)	(1,235,543)	(20,084)	(2)%
Net premiums	175,284	159,559	15,725	10%	506,968	460,799	46,169	10%
Commissions and fees	132,928	118,440	14,488	12%	391,898	347,895	44,003	13%
Net investment income	20,465	22,103	(1,638)	(7)%	63,745	66,345	(2,600)	(4)%
Realized investment gains (losses), including other-than-temporary impairment losses	(281)	(407)	126	(31)%	813	5,347	(4,534)	(85)%
Other, net	10,791	10,714	77	1%	31,221	31,962	(741)	(2)%
Total revenues	339,187	310,409	28,778	9%	994,645	912,348	82,297	9%

Benefits and expenses:
Benefits and claims	81,235	76,549	4,686	6%	228,839	209,685	19,154	9%
Amortization of DAC	36,944	32,192	4,752	15%	104,834	93,556	11,278	12%
Sales commissions	67,500	58,388	9,112	16%	199,985	171,074	28,911	17%
Insurance expenses	31,495	26,576	4,919	19%	88,190	78,602	9,588	12%
Insurance commissions	4,045	3,933	112	3%	12,009	12,286	(277)	(2)%
Interest expense	8,712	8,726	(14)	*	25,870	26,314	(444)	(2)%
Other operating expenses	45,236	41,273	3,963	10%	128,325	131,968	(3,643)	(3)%
Total benefits and expenses	275,167	247,637	27,530	11%	788,052	723,485	64,567	9%
Income from continuing operations before income taxes	64,020	62,772	1,248	2%	206,593	188,863	17,730	9%
Income taxes	22,407	22,040	367	2%	72,224	66,828	5,396	8%
Income from continuing operations	41,613	40,732	881	2%	134,369	122,035	12,334	10%
Income (loss) from discontinued operations, net of income taxes	(18)	2,458	(2,476)	*	1,578	3,490	(1,912)	(55)%
Net income	$41,595	$43,190	$(1,595)	(4)%	$135,947	$125,525	$10,422	8%

*	Less than 1% or not meaningful.

Results for the Three and Nine Months Ended September 30, 2014 and 2013

Total revenues. Total revenues for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively, increased primarily due to incremental premiums on term life insurance policies not subject to the Citigroup reinsurance transactions, increased sales of investment and savings products, and higher client asset values. Net investment income decreased in both the three- and nine-month periods largely due to lower average yield on our invested assets. Realized investment gains declined during the first nine months of 2014 as compared to the prior year period due to large gains on tendered securities and gains on certain sales of fixed maturity securities in 2013.

Total benefits and expenses. Total benefits and expenses for the three and nine months ended September 30, 2014 increased primarily as a result of the growth in revenue-related costs, which include sales commissions, benefits and claims, amortization of DAC, and certain insurance expenses. For the three and nine months ended September 30, 2014, insurance and other operating expenses were impacted by amendments to our 2014 management equity award agreements, which resulted in the accelerated recognition of expense on certain previously-granted employee equity awards. Lower legal fees largely contributed to the decline in other operating expense for the nine months ended September 30, 2014.

See Note 10 (Share-Based Transactions) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on the acceleration of stock compensation expense of certain employee equity awards.

Income taxes. Our effective income tax rate of 35.0% during the three and nine months ended September 30, 2014, respectively, were consistent with our effective income tax rates during the three and nine months ended September 30, 2013 of 35.1% and 35.4%, respectively.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$568,592	$557,486	$11,106	2%	$1,696,104	$1,668,555	$27,549	2%
Ceded premiums	(399,587)	(404,459)	(4,872)	(1)%	(1,207,487)	(1,226,535)	(19,048)	(2)%
Net premiums	169,005	153,027	15,978	10%	488,617	442,020	46,597	11%
Allocated net investment income	17,235	17,385	(150)	(1)%	50,787	50,989	(202)	*
Other, net	7,337	7,399	(62)	(1)%	21,520	21,819	(299)	(1)%
Total revenues	193,577	177,811	15,766	9%	560,924	514,828	46,096	9%
Benefits and expenses:
Benefits and claims	77,722	67,788	9,934	15%	217,272	195,023	22,249	11%
Amortization of DAC	34,171	29,679	4,492	15%	96,670	83,320	13,350	16%
Insurance expenses	30,514	25,125	5,389	21%	83,221	73,479	9,742	13%
Insurance commissions	1,070	901	169	19%	3,314	3,162	152	5%
Interest expense	4,168	4,182	(14)	*	12,240	12,685	(445)	(4)%
Total benefits and expenses	147,645	127,675	19,970	16%	412,717	367,669	45,048	12%
Income from continuing operations before income taxes	$45,932	$50,136	$(4,204)	(8)%	$148,207	$147,159	$1,048	1%

*	Less than 1%.

Results for the Three Months Ended September 30, 2014 and 2013

Net premiums. Direct premiums grew largely due to new term life insurance policies issued, which are not subject to the Citigroup reinsurance transactions. Ceded premiums declined primarily due to the run-off of business subject to the Citigroup reinsurance transactions. Ceded premiums supporting YRT reinsurance programs for new business sales are still a relatively low portion of overall ceded premiums, which causes net premiums to grow faster than direct premiums.

Allocated net investment income. Allocated net investment income remained relatively flat year-over-year, as the higher allocation related to the growth in assets required to support the Term Life segment was entirely offset by lower yield on invested assets.

Benefits and claims. Benefits and claims increased faster than the growth in net premiums due to incurred claims that were above historical trends. The higher than normal claims experience was larger due to the average face amount of reported claims in the third quarter of 2014.

Amortization of DAC. The increase in amortization of DAC was primarily attributable to an increased portion of commissions deferred in recent periods, resulting in a rate of DAC amortization in excess of the growth in net premiums, partially offset by improved year-over-year persistency in the third quarter of 2014.

Insurance expenses. The increase in insurance expenses was mainly due to accelerated expense recognition resulting from changes in retirement provisions on employee equity awards issued in February 2014. Additionally, growth in the business and the run-off of Citigroup expense allowances contributed to the increase in insurance expenses.

Results for the Nine Months Ended September 30, 2014 and 2013

Net premiums. Net premium growth was primarily driven by the factors impacting net premiums as discussed above in the three-month comparison.

Allocated net investment income. Allocated net investment income was consistent year-over-year due to the items discussed in the three-month comparison.

Benefits and claims. Benefits and claims increased primarily due to the growth in net premiums.

Amortization of DAC. The increase in amortization of DAC was primarily attributable to the factors discussed in the three-month comparison.

Insurance expenses. The increase in insurance expenses is mainly due to the factors discussed in the three-month comparison.

Product Sales and Face Amount In Force. We issued 55,146 new policies during the three months ended September 30, 2014 compared to 53,997 new policies for the same period in 2013. We issued 164,035 and 161,975 new policies during the nine months ended September 30, 2014 and 2013, respectively. Sales of our term life insurance products increased during the nine months ended September 30, 2014 primarily due to the growth of our life-licensed sales force.

The changes in the face amount of our in force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2014	% of beginning balance	2013	% of beginning balance	2014	% of beginning balance	2013	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$681,978		$674,355		$674,868		$670,412
Net change in face amount:
Issued face amount	17,337	3%	17,056	3%	51,578	8%	50,563	8%
Terminations	(13,866)	(2)%	(14,346)	(2)%	(40,785)	(6)%	(42,402)	(6)%
Foreign currency	(4,271)	(1)%	(705)	*	(4,483)	(1)%	(2,213)	*
Net change in face amount	(800)	*	2,005	*	6,310	1%	5,948	1%
Face amount in force, end of period	$681,178		$676,360		$681,178		$676,360

*	Less than 1%.

Issued face amount increased modestly during the three and nine months ended September 30, 2014 primarily due to the higher number of new policies issued. However, foreign currency exchange rates unfavorably impacted the face amount of in-force policies for the three and nine months ended September 30, 2014, which partially offset the increase in issued face amount. As a percentage of beginning face amount in force, issued face amount remained relatively flat during the three and nine months ended September 30, 2014 compared to the prior year period, while terminations improved modestly for the three and nine months ended September 30, 2014 as a result of improved year-over-year persistency.

Investment and Savings Product Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$58,394	$51,934	$6,460	12%	$176,554	$153,699	$22,855	15%
Asset-based revenues	58,744	51,037	7,707	15%	168,665	148,018	20,647	14%
Account-based revenues	10,251	9,810	441	4%	29,928	28,852	1,076	4%
Other, net	1,884	1,942	(58)	(3)%	5,543	6,236	(693)	(11)%
Total revenues	129,273	114,723	14,550	13%	380,690	336,805	43,885	13%
Expenses:
Amortization of DAC	2,484	2,542	(58)	(2)%	6,991	9,310	(2,319)	(25)%
Insurance commissions	2,290	2,249	41	2%	6,614	6,853	(239)	(3)%
Sales commissions:
Sales-based	41,193	36,266	4,927	14%	125,458	108,341	17,117	16%
Asset-based	23,378	18,805	4,573	24%	65,962	53,280	12,682	24%
Other operating expenses	23,024	23,363	(339)	(1)%	68,687	73,682	(4,995)	(7)%
Total expenses	92,369	83,225	9,144	11%	273,712	251,466	22,246	9%
Income from continuing operations before income taxes	$36,904	$31,498	$5,406	17%	$106,978	$85,339	$21,639	25%

Supplemental information on the underlying metrics that drove results follows.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$763	$648	$115	18%	$2,405	$2,083	$322	15%
Annuities and other	496	493	3	1%	1,448	1,447	1	*
Total sales-based revenue generating product sales	1,259	1,141	118	10%	3,853	3,530	323	9%
Managed accounts	67	57	10	18%	195	171	24	14%
Segregated funds and other	51	51	-	—%	179	231	(52)	(23)%
Total product sales	$1,377	$1,249	$128	10%	$4,227	$3,932	$295	8%
Average client asset values:
Retail mutual funds	$30,457	$26,478	$3,979	15%	$29,709	$25,896	$3,813	15%
Annuities and other	13,534	11,336	2,198	19%	13,095	10,847	2,248	21%
Managed accounts	1,287	882	405	46%	1,195	774	421	54%
Segregated funds	2,547	2,529	18	1%	2,501	2,585	(84)	(3)%
Total average client asset values	$47,825	$41,225	$6,600	16%	$46,500	$40,102	$6,398	16%

	(Accounts in thousands)
Average number of fee-generating accounts:
Recordkeeping accounts	2,636	2,537	99	4%	2,612	2,532	80	3%
Custodial accounts	2,026	1,955	71	4%	2,009	1,947	62	3%

*	Less than 1%.

Results for the Three Months Ended September 30, 2014 and 2013

Total revenues. The increase in commissions and fees was driven by the rise in sales-based revenues from strong sales of mutual funds and variable annuities and higher asset-based revenues attributable to the rise in average client asset values, indicative of favorable market performance. Additionally, the higher number of client managed accounts added during the third quarter of 2014 contributed to the year-over-year growth in account-based revenues.

Sales commissions. Higher sales-based commissions in the three months ended September 30, 2014 were primarily the result of the increase in product sales discussed above. The increase in asset-based commissions during the three months ended September 30, 2014 was mostly consistent with the increase in asset-based revenues when excluding segregated funds. The relevant costs associated with asset-based revenue from segregated funds are recorded within insurance commissions and amortization of DAC. In addition, changes in product mix slightly contributed to the increase in asset-based commissions.

Other operating expenses. Other operating expenses slightly decreased due to lower legal fees and expenses, partially offset by higher employee-related expenses, including accelerated expense recognition due to changes in retirement provisions on employee equity awards issued in February 2014, and growth in the business. Legal fees and expenses attributable to defending claims alleged by certain participants in the Florida Retirement System's benefit plan ("FRS") for the third quarter of 2013 were approximately $2.1 million, while expenses were negligible in the current year period. A settlement was reached in January 2014, which reduced the amount of legal fees and expenses incurred in connection with this matter compared to the prior year period. See Note 11 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information.

Results for the Nine Months Ended September 30, 2014 and 2013

Total revenues. The increase in commissions and fees during the first nine months of 2014 was driven partly by higher sales of mutual funds and variable annuities. The growth in sales-based revenues exceeded the increase in sales-based revenue generating product sales mainly due to the change in mix of annuity and other products sold from variable annuity internal exchanges and sales of group retirement accounts to product offerings with higher sales commission rates. Also contributing to the increase was the rise in average client asset values and fee-generating accounts as discussed above in the three-month comparison.

Amortization of DAC. During the nine months ended September 30, 2014, our Canadian segregated funds benefited from favorable market performance, which resulted in lower DAC amortization. Whereas, underperformance in Canadian markets in relation to our return expectations on client asset values resulted in higher DAC amortization in the prior year period.

Sales commissions. Higher sales commissions in the nine months ended September 30, 2014 resulted primarily from the items discussed in the three-month comparison.

Other operating expenses. The decline in other operating expenses was due to lower legal fees and expenses attributable to FRS, which were approximately $1.0 million and $9.1 million for the nine months ended September 30, 2014 and 2013, respectively. Accelerated expense recognition due to changes in retirement provisions on employee equity awards issued in February 2014, as well as growth-related and other miscellaneous costs partially offset the favorable impact of the lower FRS-related costs in the first nine months of 2014.

Asset Values in Client Accounts

Changes in asset values in client accounts were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2014	% of beginning balance	2013	% of beginning balance	2014	% of beginning balance	2013	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$48,008		$40,166		$44,990		$37,386
Net change in asset values:
Inflows	1,377	3%	1,249	3%	4,227	9%	3,932	11%
Redemptions	(1,206)	(3)%	(1,140)	(3)%	(3,663)	(8)%	(3,587)	(10)%
Change in market value, net and other	(780)	(2)%	1,902	5%	1,845	4%	4,446	12%
Net change in asset values	(609)	(1)%	2,011	5%	2,409	5%	4,791	13%
Asset values, end of period	$47,399		$42,177		$47,399		$42,177

The decrease in asset values for three months ended September 30, 2014 was primarily attributable to the impact of foreign currency exchange rates on the market values of client accounts in Canada, which exceeded overall net inflows. As a percentage of beginning asset values, the growth in inflows and the rate of redemptions relative to average client asset values for the three months ended September 30, 2014 remained consistent with the prior year period. The increase in asset values for the nine months ended September 30, 2014 was primarily attributable to market performance combined with continued net inflows.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$8,890	$9,561	$(671)	(7)%	$26,323	$27,787	$(1,464)	(5)%
Ceded premiums	(2,611)	(3,029)	(418)	(14)%	(7,972)	(9,008)	(1,036)	(12)%
Net premiums	6,279	6,532	(253)	(4)%	18,351	18,779	(428)	(2)%
Commissions and fees	5,539	5,659	(120)	(2)%	16,751	17,326	(575)	(3)%
Allocated net investment income	3,230	4,718	(1,488)	(32)%	12,958	15,356	(2,398)	(16)%
Realized investment gains (losses), including other-than-temporary impairment losses	(281)	(407)	126	(31)%	813	5,347	(4,534)	(85)%
Other, net	1,570	1,373	197	14%	4,158	3,907	251	6%
Total revenues	16,337	17,875	(1,538)	(9)%	53,031	60,715	(7,684)	(13)%
Benefits and expenses:
Benefits and claims	3,513	8,761	(5,248)	(60)%	11,567	14,662	(3,095)	(21)%
Amortization of DAC	289	(29)	318	*	1,173	926	247	27%
Insurance expenses	981	1,451	(470)	(32)%	4,969	5,123	(154)	(3)%
Insurance commissions	685	783	(98)	(13)%	2,081	2,271	(190)	(8)%
Sales commissions	2,929	3,317	(388)	(12)%	8,565	9,453	(888)	(9)%
Interest expense	4,544	4,544	-	—%	13,630	13,629	1	*
Other operating expenses	22,212	17,910	4,302	24%	59,638	58,286	1,352	2%
Total benefits and expenses	35,153	36,737	(1,584)	(4)%	101,623	104,350	(2,727)	(3)%
Loss from continuing operations before income taxes	$(18,816)	$(18,862)	$(46)	*	$(48,592)	$(43,635)	$4,957	11%

*	Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2014 and 2013

Total revenues. Total revenues decreased for the three months ended September 30, 2014 mostly due to lower net investment income. The decrease in net investment income was attributable primarily to lower average yield on invested assets and the decrease in market value of the deposit asset underlying our 10% Coinsurance Agreement consistent with decreases in fixed income asset prices during the quarter.

Total benefits and expenses. Decreases in benefits and claims were primarily attributable to prior year increases in policy reserves for the non-term life insurance block of business underwritten by our New York subsidiary, which did not reoccur during the three months ended September 30, 2014. An increase in other operating expenses mainly related to accelerated expense recognition on employee equity awards partially offset the decrease in total benefits and expenses for the third quarter of 2014.

Results for the Nine Months Ended September 30, 2014 and 2013

Total revenues. Total revenues decreased for the nine months ended September 30, 2014 primarily due to lower realized investment gains and lower net investment income. Realized investment gains decreased year-over-year mostly due to higher income received from certain fixed income securities that were tendered during the prior year period. In addition, the decline in net investment income for the nine months ended September 30, 2014 was attributable to lower assets allocated to the Corporate and Other Distributed Products segment and lower average yield on invested assets. While down for the third quarter of 2014, the market value of the deposit asset underlying our 10% Coinsurance Agreement increased consistent with increases in fixed income asset prices during the first nine months of 2014, which partially offset the decline in net investment income.

Total benefits and expenses. The decrease in benefits and expenses during the nine months ended September 30, 2014 was primarily due to the factors discussed in the three-month comparison. Additionally, the increase in other operating expenses, which was due mainly to the factors discussed in the three-month comparison, was partially offset by the impact on stock compensation costs related to the full vesting in the prior year period of restricted stock which was granted in connection with our IPO.

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

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating and average approximate duration of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	September 30, 2014	December 31, 2013
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.2 years	4.0 years
Average book yield of our fixed-maturity portfolio	4.62%	4.93%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating follows:

	September 30, 2014		December 31, 2013
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$291,813	17%	$296,717	18%
AA	114,712	7%	133,406	8%
A	389,616	23%	386,460	23%
BBB	814,245	48%	777,111	46%
Below investment grade	83,547	5%	80,835	5%
Not rated	507	*	1,484	*
Total	$1,694,440	100%	$1,676,013	100%

*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	September 30, 2014
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$27,938	$28,372	$(434)	AAA
General Electric Co	19,639	16,864	2,775	AA-
Province of Ontario Canada	11,086	10,386	700	AA-
Washington Real Estate Investment	10,986	10,521	464	BBB
Wells Fargo & Co	10,592	10,391	201	A
National Rural Utilities Cooperative	9,708	7,472	2,236	A+
Iberdrola SA	9,480	8,471	1,009	BBB+
Enel SpA	7,752	6,983	769	BBB
National Fuel Gas Co	7,669	6,558	1,111	BBB
Vale SA	7,642	7,096	545	A-
Total – ten largest holdings	$122,490	$113,113	$9,377
Total – fixed-maturity and equity securities	$1,847,194	$1,735,264
Percent of total fixed-maturity and equity securities	7%	7%

For additional information on our invested asset portfolio, see Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are its principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of general operating expenses, income taxes, stockholder dividends, and interest on outstanding debt, as well as repurchases of shares outstanding. At September 30, 2014, the Parent Company had cash and invested assets of approximately $93.8 million.

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

Significant Transactions. In the third quarter of 2014, Primerica Life declared and paid an ordinary dividend of $68.0 million to the Parent Company. Following the dividend payment and redundant reserve financing transaction completed during the third quarter, Primerica Life had an estimated ordinary dividend capacity of approximately $165.0 million as of September 30, 2014.

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2014	2013	$
	(In thousands)
Net cash provided by (used in) operating activities	$132,796	$90,557	$42,239
Net cash provided by (used in) investing activities	(26,967)	125,177	(152,144)
Net cash provided by (used in) financing activities	(88,115)	(179,952)	91,837
Effect of foreign exchange rate changes on cash	(1,904)	(530)	(1,374)
Change in cash and cash equivalents	$15,810	$35,252	$(19,442)

Operating Activities. The increase in operating cash flows for the nine months ended September 30, 2014 was driven by factors including lower cash payments of income taxes, net proceeds from sales and maturities of trading securities, and the timing of payments to a Citigroup reinsurer under the 10% Coinsurance Agreement.

Investing Activities. Cash flows from investing activities changed to a use in cash in 2014 from a source of cash in 2013 primarily due to lower purchases of fixed-maturity securities, as we used the cash provided by maturities, calls, and sales of available-for-sale securities to fund the $154.7 million repurchase of common stock and outstanding warrants in June 2013 from certain private equity funds managed by Warburg Pincus LLC. The decrease was partially offset by lower purchases of property and equipment in the first nine months of 2014 mostly from assets purchased in connection with the move of our corporate headquarters in the prior year period.

Financing Activities. The decrease in net cash used in financing activities during 2014 as compared to the prior year period was primarily due to lower repurchases of our common stock and outstanding warrants. Share repurchases in 2014 under our current share repurchase program were approximately $65.5 million and made in the open market , while the share and warrant repurchases made in 2013 consisted mainly of the $154.7 million repurchase in June 2013.

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

As of September 30, 2014, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. Primerica Life Canada is in compliance with Canada’s minimum capital requirements as of September 30, 2014, as determined by OSFI.

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

In July 2014, Vidalia Re, Inc. ("Vidalia Re"), a newly formed special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, and Primerica Life entered into a Regulation XXX redundant reserve financing transaction to more efficiently manage and deploy our capital. For more information on this redundant reserve financing transaction, see Note 4 (Investments) and Note 7 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Notes Payable. The Company has $375.0 million of publicly-traded, senior unsecured notes outstanding at a price of 99.843% and an annual rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at September 30, 2014. No events of default occurred during the nine months ended September 30, 2014.

Rating Agencies. There have been no changes to Primerica, Inc.'s senior debt ratings or Primerica Life's financial strength ratings since December 31, 2013.

Short-term Borrowings. We had no short-term borrowings as of or during the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of September 30, 2014 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank as described in Note 11 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In the third quarter of 2014, we issued Applications in the Ontario Superior Court of Justice naming as the Respondents the Financial Services Commission of Ontario and the government of Ontario. We also issued an Application in the Court of Queen's Bench for Saskatchewan naming as Respondents the Insurance Councils of Saskatchewan and Life Insurance Council of Saskatchewan. The Applications seek a declaration that a Memorandum of Understanding and related agreements entered into by the insurance regulators of the Canadian provinces and territories to implement a new life insurance licensing examination program across Canada in early 2016 are null and void and of no force and effect. See "Item 1A. Risk Factors." for more information.

ITEM 1A.  RISK FACTORS.

The Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by our quarterly reports on Forms 10-Q, are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2014, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1-31, 2014	1,948	$48.52	-	$114,989,205
August 1-31, 2014	138,313	48.83	137,500	108,276,455
September 1-30, 2014	482,756	49.39	482,500	84,445,780
Total	623,017	$49.26	620,000	$84,445,780

(1)

Consists of (a) repurchases of 3,017 shares at an average price of $49.19 arising from share-based compensation tax withholdings and stock option exercises and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica's Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
4.1	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
10.1*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
10.2*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.3	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
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
(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

November 5, 2014	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)