Form 10-K
period 2014-12-31
Primerica, Inc.
filed 2015-02-26
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34680

Primerica, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1204330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Primerica Parkway Duluth, Georgia	30099
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (770) 381-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014, was $2,552,645,945. The number of shares of the registrant’s Common Stock outstanding at January 31, 2015, with $0.01 par value, was 52,240,149.

Documents Incorporated By Reference

Certain information contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 20, 2015 is incorporated by reference into Part III hereof.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•	our failure to continue to attract and license new recruits, retain sales representatives, or license or maintain the licensing of our sales representatives;
•	changes to the independent contractor status of our sales representatives;
•	our or our sales representatives’ violation of, or non-compliance, with laws and regulations;
•	our or our sales representatives’ failure to protect the confidentiality of client information;
•	differences between our actual experience and our expectations regarding mortality, persistency, expenses and interest rates as reflected in the pricing for our insurance policies;
•	the occurrence of a catastrophic event that causes a large number of premature deaths of our insureds;
•	changes in federal and state legislation and regulation, including other legislation or regulation that affects our insurance and investment product businesses;
•	our failure to meet risk-based capital standards or other minimum capital or surplus requirements;
•	a downgrade or potential downgrade in our insurance subsidiaries’ financial strength ratings or in the investment grade credit ratings for our senior unsecured debt;
•	the effects of credit deterioration and interest rate fluctuations on our invested asset portfolio;
•	incorrectly valuing our investments;
•	inadequate or unaffordable reinsurance or the failure of our reinsurers to perform their obligations;
•	the failure of, or legal challenges to, the support tools we provide to our sales force;
•	heightened standards of conduct or more stringent licensing requirements for our sales representatives;
•	inadequate policies and procedures regarding suitability review of client transactions;
•

the inability of the investment and savings products we distribute to remain competitive with other investment options or key providers could change the investment and savings products they offer in a way that is not beneficial to our business;

•	fluctuations in the performance of client assets under management in our investment savings products segment
•	the inability of our subsidiaries to pay dividends or make distributions;
•	our ability to generate and maintain a sufficient amount of working capital;
•	our non-compliance with the covenants of our senior unsecured debt;
•	legal and regulatory investigations and actions concerning us or our sales representatives;
•	the loss of key personnel;
•	the failure of our information technology systems, breach of our information security or failure of our business continuity plan; and
•	fluctuations in Canadian currency exchange rates.

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

Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is a leading distributor of financial products to middle income households in the United States and Canada with approximately 98,000 licensed sales representatives at December 31, 2014. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. We insured more than 4.3 million lives and maintained approximately two million investment accounts on behalf of our clients at December 31, 2014. Our distribution model uniquely positions us to reach underserved middle income consumers in a cost effective manner and has proven itself in both favorable and challenging economic environments.

Our mission is to serve middle income families by helping them make informed financial decisions and providing them with a strategy and means to gain financial independence. Our distribution model is designed to:

•

Address our clients’ financial needs. Our sales representatives primarily use our proprietary financial needs analysis tool (“FNA”) and an educational approach to demonstrate how our products can assist clients to provide financial protection for their families, save for their retirement and other needs, and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of our sales representatives. Meetings are generally held in informal, face-to-face settings, usually in the clients’ homes.

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

We conduct our core business activities in Canada through three principal entities, all of which are indirect wholly owned subsidiaries of the Parent Company:

•	Primerica Life Insurance Company of Canada (“Primerica Life Canada”), our Canadian life insurance underwriting company;
•	PFSL Investments Canada Ltd. (“PFSL Investments Canada”), our Canadian licensed mutual fund dealer; and
•	PFSL Fund Management Ltd. (“PFSL Fund Management”), our Canadian investment funds manager.

Primerica was incorporated in the United States as a Delaware corporation in October 2009 to serve as a holding company for the Primerica businesses (collectively, the “Company”). Our businesses, which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citigroup Inc. (“Citigroup”), were transferred to us by Citigroup on April 1, 2010 in a reorganization pursuant to which we completed an initial public offering in April 2010 (the “IPO”). On March 31, 2010, we entered into certain reinsurance transactions with affiliates of Citigroup (the “Citigroup reinsurers”) and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009.

Our Clients

Our clients are generally middle income consumers, which we define as households with $30,000 to $100,000 of annual income. According to the 2013 U.S. Census Bureau Current Population Survey, the latest period for which data is available, approximately 50% of U.S. households fall in this range. We believe that we understand the financial needs of the middle income segment which include:

•

They have inadequate or no life insurance coverage. Individual life insurance sales in the United States declined from 12.5 million policy sales in 1975 to 6.0 million policy sales in 2013, the latest period for which data is available, according to the Life Insurance Marketing and Research Association International, Inc. (“LIMRA”), a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle income clients for many years, is generally the best option for them to meet their life insurance needs.

•

They need help saving for retirement and other personal goals. Middle income families continually find it challenging to save for retirement and other goals. By developing personalized savings programs for our clients using our proprietary FNA and offering a wide range of mutual funds, annuities, managed investments and segregated fund products sponsored and managed by reputable firms, our sales representatives are well equipped to help clients develop long-term savings plans to address their financial needs.

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

•

Incentive to build distribution: When a sale is made, the selling representative receives a commission, as does the licensed representative who recruited and supervises him or her, which we refer to as override compensation. Override compensation is paid through several levels of the selling representative’s recruitment and supervisory organization. This structure motivates existing sales representatives to grow our sales force and provides them with commission income from the sales completed by representatives in their downline sales organization.

•

Sales force leadership: A sales representative who has built a successful organization and has obtained his or her life insurance and securities licenses can achieve the sales designation of Regional Vice President (“RVP”), which entitles him or her to earn higher compensation and bonuses. RVPs are independent contractors who open and operate offices for their sales organizations and devote their full attention to their Primerica businesses. RVPs also support and monitor the sales representatives on whose sales they earn override commissions in compliance with applicable regulatory requirements. RVPs’ efforts to expand their businesses are a primary driver of our success.

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

•

Motivational culture: In addition to the motivation for our sales representatives to achieve financial success, we seek to create a culture that inspires and rewards our sales representatives for their personal successes and those of their sales organizations through sales force recognition events and contests. We also use Internet-streamed broadcasts and local, regional and national meetings to inform and teach our sales representatives, as well as facilitate camaraderie and the exchange of ideas across the sales force organization. These initiatives encourage and empower our sales representatives to develop their own successful sales organizations.

•

Inclusive culture: Building and maintaining an ethnically and demographically diverse sales force is important to us, as we believe our sales force does reflect the middle market communities we serve.  As the communities we serve become more diverse, the diversity of our salesforce also improves.

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

RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, they are responsible for funding the costs of their administrative staff, marketing materials, travel and training and certain exclusive recognition events for the sales representatives in their respective downline organizations. Field offices provide a location for conducting recruiting meetings, training events and sales-related meetings, disseminating our Internet-streamed broadcasts, conducting compliance functions, and housing field office business records. Some business locations contain more than one onsite field office. At December 31, 2014, approximately 4,500 field offices in approximately 2,700 locations were managed by sales representatives that served as full-time RVPs.

Our sales-related expenses are largely variable costs that fluctuate with product sales volume. Sales-related expenses consist primarily of sales commissions and incentive programs for our sales representatives, as well as costs associated with information technology, compliance, administrative activities, sales management, and training.

With support provided by our home office staff, RVPs play a major role in training, motivating and monitoring their sales representatives. Because the sales representative’s compensation grows with the productivity of his or her downline organization, our distribution model provides financial rewards to sales representatives who successfully develop, support and monitor productive sales representatives. Furthermore, we have developed proprietary tools and technology to enable our RVPs to reduce the time spent on administrative responsibilities associated with their sales organizations so they can devote more time to the sales and recruiting activities that drive our growth. We believe that our tools and technology, coupled with our bonus and equity incentive award programs, further incentivize our sales representatives to become RVPs.

To encourage our most successful RVPs to build large downline sales organizations that generate strong sales volumes, we established the Primerica Ownership Program. This program provides qualifying RVPs a contractual right, upon meeting certain criteria, to transfer their Primerica businesses to another RVP or transfer it to a qualifying family member.

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

Recruitment of Sales Representatives

The recruitment of sales representatives is undertaken by our existing sales representatives, who identify prospects and share with them the benefits of associating with our organization. Our sales representatives showcase our organization as dynamic and capable of improving lives by demonstrating the success achieved by the members of our sales force and the value of the solutions that we provide.

After the initial contact, prospective recruits typically are invited to an opportunity meeting, which is conducted by an RVP. The objective of an opportunity meeting is to inform prospective recruits about our mission and their opportunity to join our sales force. At the conclusion of each opportunity meeting, prospective recruits are asked to complete an application and pay us a nominal fee to commence their pre-licensing training and licensing examination preparation programs and, depending on the state or province, to cover their licensing exam registration costs, which are provided by the Company generally at no additional charge. Recruits are not obligated to purchase any of our products in order to become sales representatives, though they may elect to make such purchases.

Our sales force is our sole distribution channel for our term life insurance and investment and savings products, and our success depends on the ongoing recruitment, training and licensing of new sales representatives. Recruits may become our clients or provide us with access to their friends, family members and personal acquaintances. As a result, we continually work to improve our systematic approach to recruiting and training new sales representatives.

Similar to other distribution systems that rely upon part-time sales representatives and typical of the life insurance industry in general, we experience wide disparities in the productivity of individual sales representatives. Many new recruits do not get licensed, mainly due to the time commitment required to obtain licenses and various regulatory hurdles. Many of our licensed sales representatives are only marginally active in our business. As a result, we plan for this disparate level of productivity and view a continuous recruiting cycle as a key component of our distribution model. Our distribution model is designed to address the varying productivity associated with part-time sales representatives by paying production-based compensation, emphasizing recruiting, and developing initiatives to address barriers to licensing new recruits. By providing override commissions to sales representatives on the sales generated by their downline sales organization, our compensation structure aligns the interests of our sales representatives with our interests in recruiting new representatives and creating sustainable sales production.

The following table provides information on new recruits and insurance-licensed sales representatives:

	Year ended December 31,
	2014	2013	2012
Number of new recruits	190,439	186,251	191,752
Number of newly insurance-licensed sales representatives	33,832	34,155	34,425
Number of insurance-licensed sales representatives, at period end	98,358	95,566	92,373
Average number of insurance-licensed sales representatives during period	96,780	93,086	90,981

We define new recruits as individuals who have submitted an application to join our sales force, together with payment of the nominal fee to commence their pre-licensing training. We may not approve certain new recruits to join our sales force, and others elect to withdraw from our sales force prior to becoming active in our business.

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

To help our sales representatives understand that they are part of a larger enterprise than their field office, we conduct numerous local, regional and national meetings. These meetings inform and motivate our sales force. In July 2015, we are scheduled to hold our biennial international convention at the Georgia Dome in Atlanta, at which tens of thousands of our sales representatives have assembled in previous years. Also, in previous years, many of our new recruits and sales representatives attended our biennial international convention and other meetings at their own expense, which we believe further demonstrates their commitment to our organization and mission.

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

We provide courses, tools and incentives to help new recruits become licensed sales representatives. For example, we offer, generally at no cost to our sales force, a personalized study plan, a variety of review classes, and life insurance study and exam review videos and audios. With a subscription to our secure Internet website, new recruits in the U.S. gain access to an online exam simulator, a tool that uses a student’s prior performance to provide simulated exams that focus on individual study needs. In Canada, new recruits procure and utilize exam simulators that are not included as part of our secure Internet website. We also provide an online interactive tool that provides new recruits with a step-by-step guide to building their Primerica sales businesses.

Other internal training program opportunities include training modules and videos covering sales, management skills, business ownership, products and compliance. Additionally, many RVPs conduct sales training either on nights or weekends, providing new recruits a convenient opportunity to attend training outside of weekday jobs or family commitments.

Communication. We communicate with our sales force through multiple channels, including:

•

Primerica Online (“POL”), which is our secure Internet website designed to be a support system for our sales force. POL provides sales representatives with access to their Primerica e-mail, bulletins and alerts, business tracking tools and real-time updates on their pending life insurance applications and new recruits. We also use POL to provide real-time recognition of sales representatives’ successes and scoreboards for sales force production, contests and trips. In addition, POL is a gateway to our product providers and product support. A substantial majority of our sales representatives subscribe to POL. Subscribers generally pay a $25 monthly fee to subscribe to POL, which helps cover the cost of maintaining this support system.

•

our in-house broadcasts, which are delivered by Internet-streaming video. We create original broadcasts and videos that enable senior management to update our sales force and provide training and motivational presentations. We broadcast a live weekly program hosted by home office management and selected RVPs that focuses on new developments and provides motivational messages to our sales force. We also broadcast a training-oriented program to our sales force on a weekly basis and profile successful sales representatives, allowing these individuals to educate and train our other sales representatives by sharing their secrets for success.

•

our publications department, which produces materials to support, motivate, and inform our sales force. We sell recruiting materials, sales brochures, business cards and stationery and provide total communications services, including web design, print presentations, graphic design and script writing. We also produce a weekly mailing that includes materials promoting our current incentives, as well as the latest news about our product offerings.

Sales Force Support and Tools

Our information systems and technology are designed to support a sales and distribution model that relies on a large group of predominantly part-time sales representatives and assist them in building their own businesses. We provide our sales representatives with sales tools that allow both new and experienced sales representatives to offer financial information and products to their clients. The most significant of these tools are:

•

Our Financial Needs Analysis: Our FNA is a proprietary, needs-based analysis tool. The FNA gives our sales representatives the ability to collect and synthesize client financial data and develop a financial analysis for the client that is easily understood. The FNA, while not a financial plan, provides our clients with a personalized explanation of how our products work and introduces prudent financial concepts, such as regular saving and accelerating the repayment of high cost credit card debt to help them reach their financial goals. The FNA provides clients with a snapshot of their current financial position and identifies their life insurance, savings and debt resolution needs.

•

Our Point-of-Sale Application Tool: Our point-of-sale software, TurboApps, is an internally developed system that streamlines the application process for our insurance products. This application populates client information from the FNA to eliminate redundant data collection and provides real-time feedback to eliminate incomplete and illegible applications. Integrated with our paperless field office management system described below and with our home office systems, TurboApps allows our RVPs and us to realize the efficiencies of straight-through-processing of application data and other information collected on our sales representatives’ mobile devices, which results in expedited processing of our life insurance product sales. We also leverage the TurboApps concept with our investment partners to process U.S. mutual fund and annuity product sales.

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

•

Other Tools: We utilize proprietary and third-party products for more efficient application processing, client support, and sales force administration, among other uses. For example, our Primerica App for Android and iOS are broadly used by our sales force for managing contacts, generating client proposals, and receiving and sending communications. In addition to our Primerica App, we continue to develop mobile applications as the use of mobile devices by our sales representatives increases.

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

We pay most term life insurance commissions during the first policy year. One of our term riders provides for coverage increases after the first year. For such riders, we pay first year and renewal commissions only for premium increases related to the increased coverage. Additionally, we pay renewal commissions on some older in-force policies. At the end of the policy durations, we pay compensation on policy continuations and exchanges.

We also pay compensation to our sales force for the sale of mutual funds, annuities, prepaid legal services, the referral of customers seeking auto and home insurance, segregated funds, and other financial products. For most mutual funds (non-managed investments) and annuity products, commissions are paid both on the sale and on the value of assets under management and are calculated based on the dealer reallowance and trail compensation actually paid to us. For managed investment mutual fund products, fees earned are primarily based on the total of assets under management and represent the annual fee we receive as compensation for as long as we retain the account. Prepaid legal services commissions are paid in fixed amounts on the sale of the respective product. For auto and homeowners’ insurance products, fees are paid for referrals that result in completed applications. We pay our sales representatives in Canada a sales commission on segregated fund sales and a quarterly fee based on clients’ asset values. We also pay commissions to our sales force related to certain other financial products, which are calculated based on the type of product sold or referred.

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

Sales Force Licensing

The states, provinces and territories in which our sales representatives operate generally require our sales representatives to obtain and maintain licenses to sell our insurance and securities products, requiring our sales representatives to pass applicable examinations. Our sales representatives may also be required to maintain licenses to sell certain of our other financial products. To encourage new recruits to obtain their life insurance licenses, we either pay directly or reimburse the sales representative for certain licensing-related fees and expenses once he or she passes the applicable exam and obtains the applicable life insurance license.

To sell insurance products, our sales representatives must be licensed by their resident state, province or territory and by any other state, province or territory in which they do business. In most states, our sales representatives must be appointed by our applicable insurance subsidiary.

To sell mutual funds and variable annuity products, our U.S. sales representatives must be registered with the Financial Industry Regulatory Authority (“FINRA”) and hold the appropriate license(s) designated by each state in which they sell securities products, as well as be appointed by the annuity underwriter in the states in which they market annuity products. Our representatives must meet all state and regulatory requirements and be designated as an investment advisor representative in order to sell our managed investment products.

Our Canadian sales representatives selling mutual fund products are required to be licensed by the securities regulators in the provinces and territories in which they sell mutual fund products. Our Canadian sales representatives who are licensed to sell our insurance products do not need any further licensing to sell our segregated funds products. For sales of our supplemental health and accidental death & disability insurance products, appropriate provincial licensing is required. In Canada, sales representatives who refer clients to a mortgage lender do not have to be licensed as a mortgage broker.

Supervision and Compliance

To ensure compliance with various federal, state, provincial and territorial legal requirements, we and our RVPs share responsibility for maintaining an overall compliance program that involves compliance training and supporting and monitoring the activities of our sales representatives. We work with our RVPs to develop appropriate compliance procedures and systems.

Generally, all RVPs must obtain a principal license (FINRA Series 26 in the United States and Branch Manager license in Canada), and, as a result, they assume supervisory responsibility over the activities of their downline sales organizations. Additional supervision is provided by approximately 450 Offices of Supervisory Jurisdiction (“OSJs”), which are run by select RVPs who receive additional compensation for assuming additional responsibility for supervision and compliance monitoring across all product lines. OSJs are required to periodically inspect our field offices and report to us any compliance issues they observe. Our Field Supervision Department regularly assists the OSJs and communicates compliance requirements to them to ensure they properly discharge their supervisory responsibilities. In addition, our Compliance Department regularly runs surveillance reports designed to monitor the activity of our sales force and investigates any unusual or suspicious activity identified during these reviews or during periodic inspections of our RVP offices.

All of our sales representatives are required to participate in our annual compliance meeting, a program administered by our senior management and our legal and compliance staff at which we provide a compliance training overview across all product lines and require the completion of compliance checklists by each of our licensed sales representatives for each product he or she offers. Additionally, our sales representatives receive periodic compliance newsletters regarding new compliance developments and issues of special significance. Furthermore, the OSJs are required to complete an annual training program that focuses on securities compliance and field supervision.

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

We use three operating segments to organize, evaluate and manage our business: Term Life Insurance, Investment and Savings Products, and Corporate and Other Distributed Products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 3 (Segment and Geographical Information) to our consolidated financial statements included elsewhere in this report for certain financial information regarding our operating segments and the geographic areas in which we operate.

The following table provides information on our principal products and the principal sources thereof by operating segment as of December 31, 2014.

Operating Segment	Principal Products	Principal Sources of Products (Applicable Geographic Territory)
Term Life Insurance	Term Life Insurance	Primerica Life (U.S. (except New York), the District of Columbia and certain territories)
NBLIC (New York)
Primerica Life Canada (Canada)

Investment and Savings Products	Mutual Funds and Certain Retirement Plans	American Century Investments (U.S.)
American Funds (U.S.)
AXA Distributors, LLC (U.S.)
Franklin Templeton (U.S.)
VOYA Financial, Inc. (U.S.)
Invesco (U.S.)
Legg Mason Global Asset Management (U.S.)
Pioneer Investments (U.S.)
AGF Funds (Canada)
Primerica Concert™ Funds (Canada)
Mackenzie Investments (Canada)
	Managed Investments	Lockwood Advisors and PFS Investments (U.S.)
	Variable Annuities	AXA Distributors, LLC (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
MetLife Investors and its affiliates (U.S.)
	Fixed Indexed Annuities	American General Life Insurance Company and its affiliates (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
	Fixed Annuities	MetLife Investors USA Life Insurance Company and its affiliates (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Segregated Funds	Primerica Life Canada (Canada)

Corporate and Other Distributed Products	Credit Information Services	Equifax Consumer Services LLC (U.S. and Canada)
	Long-Term Care Insurance	Genworth Life Insurance Company and its affiliates (U.S.)
John Hancock Life Insurance Company and its affiliates (U.S.)
Various insurance companies, as offered through LTCI Partners (U.S.)
	Prepaid Legal Services	Pre-paid Legal Services, Inc. (U.S. and Canada)
	Supplemental Health and Accidental Death & Disability Insurance	The Edge Benefits Inc. (Canada)
	Auto and Homeowners' Insurance(1)	Various insurance companies, as offered through Answer Financial, Inc. (U.S.)
	Debt Resolution Products(1)	Freedom Financial Network, LLC (U.S.)
	Mortgage Loan Referrals(1)	B2B Bank (Canada)

(1)	Referrals only.

Term Life Insurance Products

Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. In 2013, the latest period for which data is available, we were the largest provider of individual term life insurance in the United States based on the amount of in-force premiums collected, according to LIMRA.

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

One of the innovative term life insurance products that we offer is TermNow, which is our rapid issue term life product that provides for face amounts of $250,000 ($300,000 in Canada) and below. TermNow allows a sales representative to take an online application and, with the client’s permission, allows the Company to access databases, including Medical Information Bureau (“MIB”) data in the United States and Canada and prescription drug and motor vehicle records in the United States, as part of the underwriting process. The Company uses this data and the client’s responses to application questions to determine any additional underwriting requirements. Results of these processes are reported in real time to our underwriting system, which then decides whether or not to rapidly issue a policy.

The average face amount of our in-force policies issued in 2014 was approximately $244,600. The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2014	2013	2012
Life insurance issued:
Number of policies issued	220,984	214,617	222,558
Face amount issued (in millions)	$69,574	$67,783	$68,053

	December 31,
	2014	2013	2012
Life insurance in force:
Number of policies in force	2,341,670	2,320,824	2,317,679
Face amount in force (in millions)	$681,927	$674,868	$670,412

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

Under our current underwriting guidelines, we individually assess each insurable adult applicant and place each applicant into a risk classification based on current health, medical history and other factors. Each classification (generally preferred plus, preferred, non-tobacco and tobacco) has specific health criteria. We may decline an applicant’s request for coverage if his or her health or activities create unacceptable risks for us.

Our sales representatives ask applicants a series of yes or no questions regarding the applicant’s medical history. We may also consider information about the applicant from third-party sources, such as MIB, prescription drug databases, motor vehicle bureaus and physician statements. If we believe that follow up regarding an applicant’s medical history is warranted, we use a third-party provider and its trained personnel to contact the applicant by telephone to obtain a more detailed medical history. The report resulting from this tele-underwriting process is electronically transmitted to us and is evaluated in our underwriting process.

To accommodate the significant volume of insurance business that we process, we and our sales force use technology to make our operations more efficient. We provide an electronic life insurance application that supports TermNow and other term life insurance products. Approximately 89% of the life insurance applications we received in 2014 were submitted electronically. Our electronic life insurance application ensures that the application is submitted error-free, collects the applicant’s electronic signatures and populates the RVP’s sales log. For paper applications, we use our proprietary review and screening system to automatically screen that an application meets regulatory and other requirements, as well as alert our application processing staff to any deficiencies with the application. If any deficiencies are noted, our application processing staff contacts the sales representative to obtain the necessary information. Once an application is complete, the pertinent application data is uploaded to our life insurance administrative systems, which manage the underwriting process by electronically analyzing data, recommending underwriting decisions, and communicating with the sales representative and third-party providers.

Claims Management. Our insurance subsidiaries processed over 14,000 life insurance benefit claims in 2014 on policies underwritten by us and sold by our sales representatives. These claims fall into three categories: death, waiver of premium (applicable to disabled policyholders who purchased a rider pursuant to which Primerica agrees to waive remaining life insurance premiums during a qualifying disability), or terminal illness. The claim may be reported by our sales representative, a beneficiary or, in the case of terminal illness, the policyholder. Following are the benefits paid by us for each category of claim:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Death	$1,186,523	$1,104,123	$1,040,507
Waiver of premium	36,346	31,786	28,665
Terminal illness(1)	14,297	11,765	7,819

(1)	We consider claims paid for terminal illness to be loans made to the beneficiary that are repaid to us upon death of the beneficiary from the death benefit.

In the United States, after coverage has been in force for two years, we may not contest the policy for misrepresentations in the application or the suicide of the insured. In Canada, we have a similar two-year contestability period, but we are permitted to contest insurance fraud at any time. As a matter of policy, we do not contest any coverage issued by us to replace the face amount of another insurance company’s individual coverage to the extent the replaced coverage would not be contestable by the replaced company. We believe this approach helps our sales representatives sell replacement policies, as it reassures clients that claims made under their replacement policies are not more likely to be contested as to the face amount replaced. Through our claims administration system, we record, process and pay the appropriate benefit for any reported claim. Our claims system is used by our home office investigators to order medical and investigative reports from third-party providers, calculate amounts due to the beneficiary (including interest), and report payments to the appropriate reinsurance companies.

Primerica Life, a Massachusetts domestic insurer, regularly consults the Social Security Administration’s Death Master File (“Death Master File”) in accordance with all states’ requirements and, since 2011, consistent with Massachusetts Division of Insurance (“Massachusetts DOI”) best practices. NBLIC, a New York domestic insurer, has regularly consulted the Death Master File in accordance with New York State insurance requirements, to identify potential deceased policyholders for whom claims have not been presented in the normal course of business. If unreported deaths are identified, Primerica Life and NBLIC attempt to determine if a valid claim exists, to locate beneficiaries, and to pay benefits accordingly. Prior to 2011, the Company did not use the Death Master File in any aspect of its business.

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

While our reinsurance agreements have indefinite terms, both we and our reinsurers are entitled to discontinue any reinsurance agreement as to future policies by giving advance notice of 90 days to the other. Each reinsurer’s ability to terminate coverage for existing policies is limited to circumstances such as a material breach of contract or nonpayment of premiums by us. Each reinsurer has the right to increase rates with certain restrictions. If a reinsurer increases rates, we have the right to immediately recapture the business. Either party may offset any balance due from the other party. For additional information on our reinsurance, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 6 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

Financial Strength Ratings. Ratings with respect to financial strength are an important factor in establishing our competitive position and maintaining public confidence in us and our ability to market our products. Ratings organizations review the financial performance and condition of most insurers and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Ratings.”

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

Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and our licensed sales representatives, we distribute and sell to our clients mutual funds, managed investments, variable and fixed annuities, fixed indexed annuities and segregated funds. As of December 31, 2014, approximately 22,600 of our sales representatives were licensed to distribute mutual funds in the United States and Canada. As of December 31, 2014, approximately 13,000 of our sales representatives were licensed and appointed to distribute annuities in the United States and approximately 9,400 of our sales representatives were licensed to sell segregated funds in Canada.

Mutual Funds. In the United States, our licensed sales representatives primarily distribute mutual funds from the following select asset management firms: American Century Investments, American Funds, Franklin Templeton, Invesco, Legg Mason and Pioneer. We have selling agreements with each of these fund companies and a number of other fund companies. These firms have diversified product offerings, including domestic and international equity, fixed income and money market funds. Each firm has individual funds with long track records and each continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We believe these asset management firms provide funds that meet the investment needs of our clients.

During 2014, four of these fund families (Legg Mason, Invesco, American Funds and Franklin Templeton) accounted for approximately 94% of our mutual fund sales in the United States. Legg Mason and Invesco each have large wholesaling teams that support our sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will. Each of these agreements authorizes us to receive purchase orders for shares of mutual funds or similar investments underwritten by the fund company and to sell and distribute the shares on behalf of the fund company. All purchase orders are subject to acceptance or rejection by the relevant fund company in its sole discretion. Purchase orders received by the fund company from us are accepted only at the then-applicable public offering price for the shares ordered (the net asset value of the shares plus any applicable sales charge).

In Canada, our sales representatives offer Primerica-branded Concert™ Series funds, which accounted for approximately 34% of our Canadian mutual fund product sales in 2014. Our Concert™ Series of funds consist of six different asset allocation funds with varying investment objectives ranging from fixed income to aggressive growth. Each Concert™ Series fund is a fund of funds that allocates fund assets among equity and income mutual funds of AGF Funds, a major asset management firm in Canada. The asset allocation within each Concert™ Series fund is determined on a contract basis by Morneau Shepell Asset and Risk Management Ltd. The principal non-proprietary funds that we offer our clients in Canada are funds of AGF Funds and Mackenzie Investments. Sales of these non-proprietary funds accounted for approximately 45% of mutual fund product sales in Canada in 2014. Like our U.S. fund family list, the asset management partners we have chosen in Canada have a diversified offering of stock, bond and money market funds, including domestic and international funds with a variety of investment styles.

A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment account by bank draft against their checking accounts. As of December 31, 2014, qualified retirement plans accounted for 74% of client account assets in the United States (58% of total client account assets) and 76% of client account assets in Canada (13% of total client account assets). Our qualified retirement plans in Canada are considered registered retirement savings plans (“RRSP”). An RRSP is similar to an individual retirement account, or IRA, in the United States in that contributions are made to the RRSP on a pre-tax basis and income is earned on a tax-deferred basis. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.

Managed Investments. PFS Investments is a registered investment advisor in the United States, and it offers a managed investments program under a contract with Lockwood Advisors, a registered investment advisor and unit of Bank of New York Mellon. The offering consists of a mutual fund advisory program with a $25,000 minimum initial investment. As part of our contract, Lockwood Advisors participates in the design and assists in the ongoing administration of the program, including the investment of client assets on a discretionary basis into one or more asset allocation portfolios. In contrast to our existing mutual fund and annuity business, in an advisory fee program, clients do not pay an upfront commission; rather, they pay an annual fee based on the value of the assets in their account.

Variable Annuities. Our U.S. licensed sales representatives also distribute variable annuities underwritten and provided by Lincoln National Life Insurance Company and its affiliates (“Lincoln National”), AXA Distributors, LLC (“AXA”), and MetLife Investors and its affiliates. Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). These companies bear the insurance risk on the variable annuities that we distribute.

In 2014, we added an additional variable annuity product issued by AXA. The Retirement Cornerstone® product has unique features that complement our existing offerings and give our clients and representatives additional opportunities for tax deferred growth and guaranteed retirement income.

Segregated Funds. In Canada, we offer segregated fund products, which are branded as our Common Sense FundsTM, that have some of the characteristics of our variable annuity products distributed in the United States. Our Common Sense FundsTM are underwritten by Primerica Life Canada and offer our clients the ability to participate in a diversified managed investments program that can be opened for as little as C$25. While the assets and corresponding liability (reserves) are recognized on our consolidated balance sheets, the assets are held in trust for the benefit of the segregated fund contract owners and are not commingled with the general assets of the Company.

The investment objective of segregated funds is long-term capital appreciation combined with some guarantee of principal. Unlike mutual funds, our segregated fund product guarantees clients at least 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or at the segregated fund’s maturity date, which is selected by the client. The portfolio consists of both equities and bonds with the equity component consisting of a pool of large cap Canadian equities and the bond component consisting of Canadian federal government zero coupon treasuries and government-backed floating rate notes. The portion of the segregated fund portfolio allocated to zero coupon treasuries are held in sufficient quantity to satisfy the guarantees payable at the maturity date of the segregated fund. As a result, our potential loss exposure is very low as it comes from the guarantees payable upon the death of the client prior to the maturity date. With the guarantee level at 75% and in light of the time until the scheduled maturity of our segregated funds contracts, we currently do not believe it is necessary to allocate any corporate capital as reserves for segregated fund contract benefits.

Many of our Canadian clients invest in segregated funds through a RRSP. Our Common Sense Funds™ are managed by AGF Funds, one of Canada’s leading investment management firms, and a leading provider of our mutual fund products.

Fixed Indexed Annuities. We offer fixed indexed annuity products through Lincoln National and American General Life Insurance Company and its affiliates (“AIG”). These products combine safety of principal and guaranteed rates of return with additional investment options tied to the S&P 500 Index that allow for returns that move based on the performance of an index. In 2013, we launched a proprietary fixed indexed annuity product underwritten by Lincoln National that includes an integrated income rider, which is tailored for income-oriented clients due to periodic increases in the income base. During 2014, we added another new strategic partner with the introduction of the Power AdvantageSM Fixed Index Annuity products issued by AIG. We believe these and other fixed annuity products give both our life and securities representatives more ways to assist our clients with their retirement planning needs.

Fixed Annuities. We sell fixed annuities underwritten by MetLife Investors USA Insurance Company and its affiliates in the U.S. Our current offering includes a fixed premium deferred annuity and a single premium immediate annuity. The fixed premium deferred annuity allows our clients to accumulate savings on a tax deferred basis with safety of principal and a guaranteed rate of return. The single premium immediate annuity provides clients with an immediate income alternative. In Puerto Rico, we currently offer two annuity products: a fixed annuity and a fixed bonus annuity underwritten by Universal Life Insurance Company (“Universal Life”). These products provide guarantees against loss with several income options.

Investment and Savings Products Revenue. In the United States, we earn revenue from our investment and savings products business in three ways: commissions earned on the sale of such products; fees earned based upon client asset values; and account-based revenue. On the sale of mutual funds (not including managed investments) and annuities, we earn a dealer reallowance or commission on new purchases as well as trail commissions on the assets held in our clients’ accounts. We also receive marketing and support fees from most of our fund providers. These payments are typically a percentage of sales or a percentage of the clients’ total asset values, or a combination of both. For managed investments, we receive an asset-based fee as compensation for asset management services, recordkeeping services, and marketing and support services.

We perform custodial services and receive fees on a per-account basis for serving as a non-bank custodian for certain of our clients’ retirement plan accounts for certain of the funds offered in the United States. We also perform recordkeeping services for some of our select U.S. fund companies and receive compensation on a per-account basis for these services. Because the total amount of these fees fluctuates with the number of such accounts, the opening or closing of accounts has a direct impact on our revenues. From time to time, the fund companies for whom we provide these services request that accounts with small balances be closed.

In Canada, we earn revenue from the sales of our investment and savings products in two ways: commissions (or dealer reallowance) on mutual fund sales and fees paid based upon clients’ asset values (mutual fund trail commissions and asset management fees from segregated funds and Concert™ Series funds). On the sale of segregated funds, we earn a fee based on client asset values.

Other Distributed Products

We offer other products, including prepaid legal services, auto and homeowners’ insurance referrals, credit information products, long-term care insurance, and debt resolution referrals. In Canada, we also offer mortgage loan referrals and insurance offerings for small businesses. While many of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.

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

We have an arrangement with Answer Financial, Inc. (“Answer Financial”), an independent insurance agency, whereby our U.S. sales representatives refer clients to Answer Financial to receive multiple, competitive auto and homeowners’ insurance quotes. Answer Financial’s comparative quote process allows clients to easily identify the underwriter that is most competitively priced for their type of risk. We receive commissions based on completed auto and homeowners’ insurance applications and pay our sales representatives a flat referral fee for each completed application.

We offer credit information products in the United States and Canada. Credit information products allow clients to access their credit score and other personal credit information. Clients also have the capability of creating a simple-to-understand plan for paying off their debts with information from their credit file. Our credit information products are co-branded with and supported by a subsidiary of Equifax Inc.

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

We have an arrangement with Freedom Financial Network, LLC, an independent limited liability company and its affiliates (collectively, “FFN”), whereby our U.S. sales representatives refer clients to FFN to receive solutions for resolving unmanageable debt. FFN’s debt solutions include a debt resolution program, whereby FFN acts as the credit advocate for its clients by negotiating discounts to resolve unsecured debts and a federal income tax debt resolution program. We receive fees from FFN based on referred clients’ enrollments in FFN’s debt and tax resolution programs, and we pay our sales representatives a scheduled fee with respect to qualified enrollments.

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

Prior to December 31, 2014, we offered student life and short-term disability benefit insurance, which were underwritten through our New York insurance subsidiary, NBLIC. These products were distributed solely by outside third parties. In 2014, NBLIC sold its short-term disability benefit business to AmTrust North America, Inc., and ceased the marketing and underwriting of new student life insurance policies. NBLIC will continue to administer the existing block of student life business.

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

Regulation of Our Insurance Business. Primerica Life, as a Massachusetts domestic insurer, is regulated by the Massachusetts DOI and is licensed to transact business in the United States (except New York), the District of Columbia and certain U.S. territories. NBLIC, as a New York domestic insurer and a wholly owned subsidiary of Primerica Life, is regulated by the New York State Department of Financial Services (“NYSDFS”) and is licensed to transact business in all 50 U.S. states, the District of Columbia and the U.S. Virgin Islands. Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”), as special purpose financial captive insurance companies domiciled in Vermont and wholly owned subsidiaries of Primerica Life, are regulated by the Vermont Department of Financial Regulation (“Vermont DOI”).

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

Our Canadian insurance subsidiary files quarterly and annual financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) and other locally accepted standards with OSFI in compliance with legal and regulatory requirements. OSFI conducts periodic detailed examinations of insurers’ business and financial practices, including the control environment, internal and external auditing and minimum capital adequacy, surpluses and related testing, legislative compliance and appointed actuary requirements. These examinations also address regulatory compliance with anti-money laundering practices, outsourcing, related-party transactions, privacy and corporate governance. Provincial regulators conduct periodic market conduct examinations of insurers doing business in their jurisdiction.

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

The Parent Company is a holding company that has no significant operations. Our primary asset is the capital stock of our subsidiaries, and our primary liability is $375.0 million in principal amount of senior unsecured notes (the “Senior Notes”). As a result, we depend on dividends or other distributions from our insurance and other subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of, principal of any debt obligations.

The states in which our U.S. insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to us. In Canada, dividends can be paid subject to the paying insurance company’s continuing compliance with regulatory requirements and upon notice to OSFI. We determine the dividend capacity of our insurance subsidiaries using statutory accounting principles (“SAP”) in the United States and IFRS in Canada.

The following table sets forth the statutory value of cash and securities dividends paid or payable by our insurance subsidiaries:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Primerica Life	$235,000	$150,000	$150,000
Primerica Life Canada	13,434	14,387	15,100

For additional information on dividend capacity and restrictions, see Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

Policy and Contract Reserve Sufficiency Analysis. Under the laws and regulations of their jurisdictions of domicile, our U.S. insurance subsidiaries are required to conduct annual analyses of the sufficiency of their life insurance statutory reserves. In addition, other U.S.

jurisdictions in which our U.S. subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Our U.S. insurance subsidiaries most recently submitted these opinions without qualification as of December 31, 2014 to applicable insurance regulatory authorities.

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

The NAIC has established risk-based capital (“RBC”) standards for U.S. life insurance companies, as well as a model act to be applied at the state level. The model act provides that life insurance companies must submit an annual RBC report to state regulators reporting their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. If an insurer’s RBC falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2014, Primerica Life had statutory capital and surplus in excess of the applicable regulatory thresholds.

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

In Canada, OSFI oversees an insurer’s minimum capital requirement and determines the sum of capital requirements for five categories of risk: asset default risk, mortality/morbidity/lapse risks, changes in interest rate environment risk, segregated funds risk and foreign exchange risk. As of December 31, 2014, Primerica Life Canada had statutory capital in excess of the applicable regulatory thresholds.

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

Statutory Accounting Principles. SAP is a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with evaluating an insurer’s ability to pay all of its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations determine, among other things, the amounts our insurance subsidiaries may pay to us as dividends, and they differ somewhat from U.S generally accepted accounting principles (“U.S. GAAP”), which are designed to measure a business on a going-concern basis. Under U.S. GAAP, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under U.S. GAAP is based in part upon best estimate assumptions made by the insurer. U.S. GAAP-basis stockholders’ equity represents the ownership interest in the U.S. GAAP-basis net assets held by stockholders. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP may be different from those reflected in financial statements prepared under SAP.

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

Various jurisdictions regulate state or provincial licensing examination processes that our sales representatives must complete to obtain their life insurance licenses. Recently, the insurance regulators in the Canadian provinces and territories entered into a Memorandum of Understanding and related agreements to implement a new life insurance licensing examination program across Canada in early 2016. If this new licensing program is implemented under the terms set forth in the agreements, we believe it would significantly decrease the ability of applicants to obtain their life insurance licenses in Canada. At this time, we cannot quantify the impact of the new licensing program on us. However, we believe the program could result in a significant decline in the number of our new life-licensed representatives in Canada and ultimately the size of our life-licensed sales force. This could lower new life insurance sales and over time lower the size of our in-force life insurance premium and materially adversely affect our Canadian Term Life insurance business. For more information, see “Risk Factors.”

Regulation of Our Investment and Savings Products Business. PFS Investments is registered with, and regulated by, FINRA and the Securities and Exchange Commission (“SEC”). It is subject to regulation by the Municipal Securities Rulemaking Board (the “MSRB”) with respect to 529 plans, by the Department of Labor (“DOL”) with respect to certain retirement plans, and by state securities agencies. PFS Investments operates as an introducing broker-dealer and is registered in all 50 U.S. states and certain territories and with the SEC. As such, it performs the suitability review of investment recommendations in accordance with FINRA requirements, but it does not hold client accounts. U.S. client funds are held by the mutual fund in which such client funds are invested or by the annuity underwriters in the case of variable annuities.

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

In October 2010, the DOL published a proposed rule (the “DOL Proposed Rule”) that would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of Internal Revenue Code Section 4975 (“IRC Section 4975”). Under IRC Section 4975, certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs, may be prohibited. In September 2011, the DOL withdrew the DOL Proposed Rule, but has indicated that it will re-propose a similar fiduciary rule in 2015. The DOL has submitted its re-proposed rule to the Office of Management and Budget for review but has not released it to the public, consistent with customary administrative processes. The re-proposed rule is expected to be released in the coming months and the DOL has indicated that it intends to hold public hearings following a statutory comment period. If PFS Investments and its securities-licensed representatives are deemed to be fiduciaries under the new rule, our ability to receive and retain certain types of compensation paid by third parties with respect to both new and existing assets in qualified accounts could be significantly limited. Due to the uncertainty of present facts and circumstances, we currently are unable to determine the impact, if any, on our business, financial position or results of operations. For more information, see “Risk Factors.”

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

PFS Investments is an SEC-registered investment advisor and, under the name Primerica Advisors, offers a managed investments, or mutual fund advisory, program. In most states, our representatives are required to obtain an additional license to offer this program.

Primerica Shareholder Services, Inc. (“PSS”) is registered with the SEC as a transfer agent and, accordingly, is subject to SEC rules and examinations. Acting in this capacity, PSS and third party vendors employed by PSS are responsible for certain client investment account shareholder services.

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

Other Laws and Regulations. The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Segment Financial and Geographic Disclosures

We have two primary operating segments — Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes mutual funds, managed investments and annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to the distribution of non-core products.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 3 (Segment and Geographical Information) to our consolidated financial statements for more information concerning our domestic and international operations and our operating segments.

For information on risks relating to our Canadian operations, see “Risk Factors” and “Quantitative and Qualitative Information About Market Risks – Canadian Currency Risk.”

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

In offering our securities products, our sales representatives compete with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisors, mutual fund companies and other direct distributors. The mutual funds that we offer face competition from other mutual fund families and alternative investment products, such as exchange-traded funds. Our annuity products compete with products from numerous other companies. Competitive factors affecting the sale of annuity products include price, product features, investment performance, commission structure, perceived financial strength, claims-paying ratings, service, and distribution capabilities.

Information Technology

We built a sophisticated information technology platform to support our clients, operations and sales force. Located at our main campus in Duluth, Georgia, our data center houses an enterprise-class IBM mainframe that serves as the repository for all client and sales force data and operates as a database server for our distributed environment. Our business applications, many of which are proprietary, are supported by application developers and data center staff at our main campus. Our information security team provides services that include project consulting, threat management, application and infrastructure assessments, secure configuration management, and information security administration. This infrastructure also supports a combination of local and remote recovery solutions for business resumption in the event of a disaster.

Employees

As of December 31, 2014, we had 1,725 full-time employees in the United States and 228 full-time employees in Canada. In addition, as of December 31, 2014, we had 554 on-call employees in the United States and 72 on-call employees in Canada who provided services on an as-needed hourly basis. None of our employees is a member of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information

We make available free of charge on our website (www.primerica.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable upon filing such information with, or furnishing it to, the SEC. Information included on our website is not incorporated by reference into this annual report on Form 10-K. The Company’s reports are also available at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549, on their website at www.sec.gov, or by calling the SEC at 1-800-SEC-0330.

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

From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for our sales representatives to obtain their life insurance licenses. The insurance regulators in the Canadian provinces and territories entered into a Memorandum of Understanding and related agreements to implement a new life insurance licensing examination program across Canada in early 2016. If this new licensing program is implemented under the terms set forth in the agreements, we believe it would significantly decrease the ability of applicants to obtain their life insurance licenses in Canada. At this time, we cannot quantify the impact of the new licensing program on us. However, we believe the program could result in a significant decline in the number of our new life-licensed representatives in Canada and ultimately the size of our life-licensed sales force. New life-licensed representatives in our Canadian business were approximately 7% of our Company’s total new life-licensed representatives in 2014. The new licensing program in Canada could lower new life insurance sales and over time lower the size of our life insurance in-force and materially adversely affect our Canadian Term Life insurance business. Between July 4, 2014 and July 7, 2014, we issued Applications in the Ontario Superior Court of Justice naming as the Respondents the Financial Services Commission of Ontario and the government of Ontario. On July 24, 2014, we issued an Application in the Court of Queen's Bench for Saskatchewan naming as Respondents the Insurance Councils of Saskatchewan and Life Insurance Council of Saskatchewan. The Applications seek a declaration that the Memorandum of Understanding and related agreements are null and void and of no force and effect.

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

In general, state business opportunity and franchise laws in the United States prohibit sales of business opportunities or franchises unless the seller provides potential purchasers with a pre-sale disclosure document that has first been filed with a designated state agency and grants purchasers certain legal recourse against sellers of business opportunities and franchises. Certain Canadian provinces have enacted legislation dealing with franchising, which typically requires mandatory disclosure to prospective franchisees.

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

There are various laws and regulations that prohibit fraudulent or deceptive schemes known as pyramid schemes. In general, a pyramid scheme is defined as an arrangement in which new participants are required to pay a fee to participate in the organization and then receive compensation primarily for recruiting other persons to participate, either directly or through sales of goods or services that are merely disguised payments for recruiting others. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities. Our sales representatives are paid commissions based on sales of our products and services to bona fide purchasers, and for this and other reasons we do not believe that we are subject to laws regulating pyramid schemes. Moreover, our sales representatives are not required to purchase any of the products marketed by us. However, even though we believe that our distribution practices are currently in compliance with, or exempt from, these laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change, which could require us to cease our operations in certain jurisdictions or result in other costs or fines.

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

There may be adverse tax, legal or financial consequences if the independent contractor status of our sales representatives is overturned.

Our sales representatives are independent contractors who operate their own businesses. In the past, we have been successful in defending our company in various contexts before courts and governmental agencies against claims that our sales representatives should be treated like employees. Although we believe that we have properly classified our representatives as independent contractors, there is nevertheless a risk that the IRS, a court or other authority will take a different view. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent sales representatives are subject to change or interpretation.

The classification of workers as independent contractors has been the subject of federal and state legislative and regulatory interest over the last several years, with proposals being made that call for greater scrutiny of independent contractor classifications and greater penalties for companies who wrongly classify workers as independent contractors instead of employees. We cannot predict the outcome of these legislative and regulatory efforts, but we expect the topic of independent contractor classification to remain active.

If there is a change in the manner in which employees and independent contractors are classified or  an adverse determination with respect to some or all of our independent contractors by a court, government or agency, we could incur significant costs in complying with such laws and regulations, including in respect of tax withholding, social security payments and recordkeeping, or we may be required to modify our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, or provincial laws.

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

Pursuant to federal laws, various federal agencies have established rules protecting the privacy and security of personal information. In addition, most states and some provinces have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of our sales representatives and employees have access to, and routinely process, personal information of clients through a variety of media, including the Internet and software applications. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company, our employees and our sales representatives. It is possible that a sales representative or employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if our sales representatives or employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

Each of our U.S. insurance subsidiaries is subject to RBC standards (imposed under the laws of its respective jurisdiction of domicile). The RBC formula for U.S. life insurance companies generally establishes capital requirements relating to insurance, business, asset and interest rate risks. Our U.S. insurance subsidiaries are required to report their results of RBC calculations annually to the applicable state department of insurance and the NAIC. Our Canadian life insurance subsidiary is subject to minimum continuing capital and surplus requirements (“MCCSR”), and Tier 1 capital ratio requirements, and is required to provide its MCCSR and Tier 1 capital ratio calculations to the Canadian regulators. The capitalization of our insurance subsidiaries is maintained at levels in excess of the effective minimum requirements of the NAIC in the United States and OSFI in Canada. In any particular year, statutory capital and surplus amounts and RBC and MCCSR ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which is sensitive to equity and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in their reserve requirements, the value of certain fixed-income and equity securities in their investment portfolios, the credit ratings of investments held in their portfolios, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the NAIC's RBC formula or the MCCSR calculation of OSFI. Many of these factors are outside of our control.

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

A significant ratings downgrade by a ratings organization could materially adversely affect our business, financial condition and results of operations.

Each of our insurance subsidiaries, with the exception of Peach Re and Vidalia Re, has been assigned a financial strength rating by A.M. Best. Primerica Life currently also has an insurer financial strength rating from Standard & Poor's and Moody's. NBLIC, Primerica Life Canada, Peach Re and Vidalia Re are not rated by Standard & Poor's and Moody's.

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

Ratings organizations review the financial performance and financial conditions of insurance companies, and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders. A significant downgrade in the financial strength ratings of any of our insurance subsidiaries, or the announced potential for a downgrade, could have a material adverse effect on our business, financial condition and results of operations by, among other things:

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

U.S. GAAP requires that when the fair value of any of our invested assets declines and such decline is deemed to be other-than-temporary, we recognize a loss in either other comprehensive income or in our statement of income based on certain criteria in the period that such determination is made. The determination of the fair value of certain invested assets, particularly those that do not trade on a regular basis, requires an assessment of available data and the use of assumptions and estimates. Once it is determined that the fair value of an asset is below its carrying value, we must determine whether the decline in fair value is other-than-temporary, which is based on subjective factors and involves a variety of assumptions and estimates.

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

The failure by the parties to the Citigroup reinsurance transactions to perform their obligations to us under our coinsurance agreements could have a material adverse effect on our business, financial condition and results of operations.

Immediately prior to the IPO, we entered into four coinsurance agreements with three reinsurer affiliates of Citigroup pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our current third-party reinsurance agreements remain in place. The largest of these transactions involved two coinsurance agreements between Primerica Life and Prime Reinsurance Company, Inc. ("Prime Re"), then a wholly owned subsidiary of Primerica Life. Pursuant to these reinsurance agreements, we distributed to Citigroup all of the issued and outstanding common stock of Prime Re. Prime Re was formed solely for the purpose of entering into these reinsurance transactions, had no operating history at the time the coinsurance agreements were executed and does not possess a financial strength rating from any rating agency. The other transactions were between (i) Primerica Life Canada and Financial Reassurance Company 2010 Ltd., a wholly owned subsidiary of Citigroup formed to operate solely for the purpose of reinsuring Citigroup-related risks and (ii) NBLIC and American Health and Life Insurance Company (“AHL”), a wholly owned insurance subsidiary of Citigroup that is rated by A.M. Best. Each of the three reinsurers entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the reinsurer placed assets (primarily treasury and fixed-income securities) in trust for such subsidiary's benefit to secure the reinsurer's obligations to such subsidiary. Each such coinsurance agreement requires each reinsurer to maintain assets in trust sufficient to give the subsidiary full credit for regulatory purposes for the insurance, which amount will not be less than the amount of the reserves for the reinsured liabilities. In addition, in the case of the reinsurance transactions between Prime Re and Primerica Life, Citigroup has agreed in a capital maintenance agreement to maintain Prime Re's RBC above a specified minimum level, subject to a maximum amount being contributed by Citigroup. In the case of the reinsurance transaction between NBLIC and AHL, Citigroup has agreed to over-collateralize the assets in the trust for NBLIC for the life of the coinsurance agreement between NBLIC and AHL. Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement with the Citigroup affiliates subject to any applicable cure periods. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.

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

Our subsidiary broker-dealer and registered investment advisor, PFS Investments, is subject to federal and state regulation of its securities business. These regulations cover sales practices, trade suitability, supervision of registered representatives, recordkeeping, the conduct and qualification of officers and employees, the rules and regulations of the MSRB and state blue sky regulation. Investment advisory representatives are generally held to a higher standard of conduct than registered representatives. Our subsidiary, PSS, is a registered transfer agent engaged in the recordkeeping business and is subject to SEC regulation. Violations of laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts which improperly performs its task, could subject us to disciplinary actions and could result in the imposition of cease and desist orders, fines or censures, restitution to clients, suspension or revocation of SEC registration, suspension or expulsion from FINRA, and reputational damage, any of which could materially adversely affect our business, financial condition and results of operations.

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

In October 2010, the DOL published the DOL Proposed Rule, which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of IRC Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs. In September 2011, the DOL withdrew the DOL Proposed Rule. The DOL has indicated that it will re-propose a similar fiduciary rule in 2015. The DOL has submitted its re-proposed rule to the Office of Management and Budget for review but has not released it to the public, consistent with customary administrative processes. The re-proposed rule is expected to be released in the coming months and the DOL has indicated that it intends to hold public hearings following a statutory comment period. If PFS Investments and its securities-licensed representatives are deemed to be fiduciaries under the new rule, our ability to receive and retain certain types of compensation paid by third parties with respect to both new and existing assets in qualified accounts could be significantly limited.

IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2014. Thus, if a fiduciary rule similar to the DOL Proposed Rule published in October 2010 is adopted, we would expect to substantially restructure our current business model for qualified accounts. Such restructuring could make it significantly more difficult for us and our sales representatives to profitably serve the middle-income market and could result in a significant reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed sales representatives. Furthermore, our licensed representatives could be required to obtain additional securities licenses, which they may not be willing or able to obtain.

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

Our support tools are designed to educate clients, help identify their financial needs, and introduce the potential benefits of our products. The assumptions and methods of analyses embedded in our support tools could be challenged and subject us to regulatory action or private litigation, which could materially adversely affect our business, financial condition and results of operations.

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

As our securities sales increase we become more sensitive to performance of the equity markets.

A significant portion of our investment sales and assets under management are in North American equity-based products. The multi-year growth in equity valuations has increased proportionally the Company’s revenue and product income derived from the sale of these products. A significant correction in the North American equity markets that decreases the company’s assets under management, or a protracted long-term downturn in equity market performance that has a negative effect on the Company’s sales of securities products, could have an adverse effect on our business, financial condition and results of operations.

Other Risks Related to Our Business

Changes in accounting standards can be difficult to predict and could adversely impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. U.S. GAAP continues to evolve and, as a result, may change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the Financial Accounting Standards Board's ("FASB") current insurance contracts accounting project could, among other things, significantly change the way we measure future policy benefits on our consolidated balance sheets and the timing of when we recognize earnings from insurance contracts on our statement of income. This project, in addition to other projects such as the FASB’s financial instruments accounting project, could adversely impact both our financial condition and results of operations as reported on a U.S. GAAP basis as well as our statutory capital calculations.

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

In the United States, we are subject to many regulations, including the Gramm-Leach-Bliley Act and its implementing regulations, including Regulation S-P, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Foreign Corrupt Practices Act, the Sarbanes-Oxley Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Telephone Consumer Protection Act, the FTC Act, the Health Insurance Portability and Accountability Act (HIPAA) and the Electronic Funds Transfer Act. We are also subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the Patriot Act, which requires us to develop and implement customer identification and risk-based anti-money laundering programs, report suspicious activity and maintain certain records. Further, we are required to follow certain economic and trade sanctions programs that are administered by the Office of Foreign Asset Control that prohibit or restrict transactions with suspected countries, their governments, and in certain circumstances, their nationals.

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

We face a risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses. From time to time, we are subject to private litigation and regulatory investigations as a result of sales representative misconduct or failure of the Company to follow applicable insurance or securities laws or regulations. For example, we may become subject to lawsuits alleging, among other things, issues relating to sales or underwriting practices, payment of improper sales commissions, claims issues, product design and disclosure, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, pricing and sales practices issues.  If we become subject to any such litigation, any judgment or settlement of the claims could have a material adverse effect on our business, financial condition and results of operations.

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

Our success substantially depends on our ability to attract and retain key members of our senior management team. The efforts, personality and leadership of our senior management team have been, and will continue to be, critical to our success. The loss of service of our senior management team due to disability, death, retirement or some other cause could reduce our ability to successfully motivate our sales representatives and implement our business plan and have a material adverse effect on our business, financial condition and results of operations. Although our senior executive officers have entered into employment agreements with us, there is no assurance that they will complete the term of their employment agreements or that they or the Company will renew them upon expiration.

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

Our business is highly dependent upon the effective operation of our information technology systems and third party technology systems, networks and clouds to record, process, transmit and store information, including sensitive customer and proprietary information. We rely on these systems throughout our business for a variety of functions including to conduct many of our business activities and transactions with our customers, representatives, vendors and other third parties, to process components of our financial statements and to communicate with our Board of Directors. Our information technology systems run a variety of third-party and proprietary software, including POL (our website portal to our sales force), our insurance administration system, Virtual Base Shop (our paperless office for RVPs), TurboApps (our point-of-sale data collection tool for product/ recruiting applications), our licensing decision and support system and our compensation system. Our business also relies on the use of electronic mobile devices by employees, representatives and other third parties such as laptops and smartphones, which are particularly vulnerable to loss and theft.

Maintaining the integrity of these systems and networks is critical to the success of our business operations, including the retention of our representatives and customers, and to the protection of our proprietary information and our customers’ confidential and personal information. We could experience a failure of one or more of these systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing new software systems.  In addition, despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions.

We are subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect sensitive customer, employee, representative and third-party information.  We have implemented and maintain security measures, including industry standard commercial technology, designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or representative error or malfeasance.  We continually assess our ability to monitor and respond to such threats. We also require third-party vendors, who in the provision of services to us are provided with or process information pertaining to our business or our customers, to meet certain information security standards. Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such breaches or interference by third parties or by our representatives or employees that may occur in the future including the failure of any one of these systems for any reason, could cause significant interruptions to our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally identifiable client information and proprietary business information.  In addition, an increasing number of jurisdictions require that clients be notified if a security breach results in the disclosure of personally identifiable client information, which could exacerbate the harm to our business, financial condition or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

Operating system failures, ineffective system implementation, loss of the Internet or the compromise of security with respect to internal, external or third-party operating systems or portable electronic devices could subject us to significant civil and criminal liability, harm our reputation, interrupt our business operations, deter people from purchasing our products, require us to incur significant technical, legal and other expenses, and adversely affect our internal control over financial reporting, business, financial condition, or results of operations.

In the event of a disaster, our business continuity plan may not be sufficient, which could have a material adverse effect on our business, financial condition and results of operations.

Our infrastructure supports a combination of local and remote recovery solutions for business resumption in the event of a disaster. In the event of either a campus-wide destruction or the inability to access our main campus in Duluth, Georgia, our business recovery plan provides for a limited number of our employees to perform their work functions via a dedicated business recovery site located 25 miles from our main campus or by remote access from an employee's home. However, in the event of campus-wide destruction, our business recovery plan may be inadequate, and our employees and sales representatives may be unable to carry out their work, which could have a material adverse effect on our business, financial condition and results of operations.

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

NBLIC subleases general office space in Long Island City, New York, from a subsidiary of Citigroup under a sublease expiring in March 2020.

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

For additional details on our operating leases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations.”

ITEM 3.	LEGAL PROCEEDINGS.

We are involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described under “Contingent Liabilities” in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report, and such information is incorporated herein by reference. As of the date of this report, other than as discussed in the paragraph below, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

The insurance regulators in the Canadian provinces and territories entered into a Memorandum of Understanding and related agreements to implement a new life insurance licensing examination program across Canada in early 2016. If this new licensing program is implemented under the terms set forth in the agreements, we believe it would significantly decrease the ability of applicants to obtain their life insurance licenses in Canada. In the third quarter of 2014, we issued Applications in the Ontario Superior Court of Justice naming as the Respondents the Financial Services Commission of Ontario and the government of Ontario. We also issued an Application in the Court of Queen’s Bench for Saskatchewan naming as Respondents the Insurance Councils of Saskatchewan and Life Insurance Council of Saskatchewan. The Applications seek a declaration that the Memorandum of Understanding and related agreements are null and void and of no force and effect. See “Item 1A. Risk Factors. – Risks Related to our Distribution Structure” for more information.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected or appointed by our Board of Directors. On April 1, 2015, Mr. G. Williams will become Chief Executive Officer and Director, and Mr. P. Schneider will become President. In addition, Mr. R. Williams will become non-executive Chairman of the Board, and Mr. J. Addison will become non-executive Chairman of Primerica Distribution and Director.

The name, age at February 26, 2015, and position of each of our executive officers are presented below.

Name	Age	Position
D. Richard Williams	58	Chairman of the Board and Co-Chief Executive Officer
John A. Addison, Jr.	57	Chairman of Primerica Distribution, Co-Chief Executive Officer and Director
Glenn J. Williams	55	President
Michael C. Adams	58	Executive Vice President and Chief Business Technology Officer
Chess E. Britt	58	Executive Vice President and Chief Marketing Officer
Jeffrey S. Fendler	58	Executive Vice President and Chief Compliance and Risk Officer
Gregory C. Pitts	52	Executive Vice President and Chief Operating Officer
Alison S. Rand	47	Executive Vice President and Chief Financial Officer
Peter W. Schneider	58	Executive Vice President, General Counsel and Chief Administrative Officer
William A. Kelly	59	President of PFS Investments

Set forth below is biographical information concerning our executive officers.

D. Richard Williams was elected to our Board of Directors and began serving as Chairman in October 2009. He has served as our Co-Chief Executive Officer since 1999 and has served our company in various capacities since 1989.  Mr. Williams earned both his B.S. degree in 1978 and his M.B.A. in 1979 from the Wharton School of the University of Pennsylvania. Mr. Williams serves on the Board of Directors of the Anti-Defamation League Southeast Region, the Atlanta Area Council of the Boy Scouts of America and the Carter Center Board of Councilors.

John A. Addison, Jr. was elected to our Board of Directors in October 2009. He is the Chairman of Primerica Distribution, has served as our Co-Chief Executive Officer since 1999 and has served our company in various capacities since 1982. Mr. Addison earned his B.A. in economics from the University of Georgia in 1979 and his M.B.A. from Georgia State University in 1988.

Glenn J. Williams has served as President since 2005, as Executive Vice President from 2000 to 2005 and in various capacities at our company since 1981. Mr. Williams earned his B.S. in education from Baptist University of America in 1981. He serves on the board of the Georgia Baptist Foundation.

Michael C. Adams has served as Chief Business Technology Officer since April 2010, as Executive Vice President responsible for business technology since 1998 and in various capacities at our company since 1980. Mr. Adams earned his B.A. in business and economics from Hendrix College in 1978.

Chess E. Britt has served as Chief Marketing Officer since April 2010, as Executive Vice President responsible for marketing administration and field communication since 1995 and in various capacities at our company since 1982. Mr. Britt earned his B.A. in business administration from the University of Georgia in 1978. He serves on the board of directors of the Gwinnett Chamber of Commerce.

Jeffrey S. Fendler has served as Executive Vice President and Chief Compliance and Risk Officer of our company since February 2014. He served as President of Primerica Life, a subsidiary of Primerica, from 2005 through January 2014 and in various capacities at our company since 1980. Mr. Fendler received a B.A. in economics from Tulane University. He is the Co-Chair of Operation Hope’s Southeastern Region Board.

Gregory C. Pitts has served as Executive Vice President and Chief Operating Officer since December 2009, as Executive Vice President since 1995 with responsibilities within the Term Life Insurance and Investment and Savings Products segments and information technology division and in various capacities at our company since 1985. Mr. Pitts earned his B.S.B.A. in general business from the University of Arkansas in 1985.

Alison S. Rand has served as Executive Vice President and Chief Financial Officer since 2000 and in various capacities at our company since 1995. Prior to 1995, Ms. Rand worked in the audit department of KPMG LLP. Ms. Rand earned her B.S. in accounting from the University of Florida in 1990 and is a certified public accountant. She is a board member of the Atlanta Children’s Shelter, the Partnership Against Domestic Violence and Junior Achievement of Georgia. She also serves on the Terry College of Business Executive Education CFO Roundtable Advisory Board.

Peter W. Schneider has served as Executive Vice President, General Counsel, Chief Administrative Officer since 2000. He served as Corporate Secretary from 2000 through January 2014. He worked at the law firm of Rogers & Hardin LLP as a partner from 1988 to 2000. Mr. Schneider earned both his B.S. in political science and industrial relations in 1978 and J.D. in 1981 from the University of North Carolina at Chapel Hill. He serves on the Boards of Directors of the Georgia Chamber of Commerce, the Northwest YMCA and the Carolina Center for Jewish Studies.

William A. Kelly has overseen Primerica Life Insurance Company of Canada, a subsidiary of Primerica, since 2009, has served as President of PFS Investments, a subsidiary of Primerica, since 2005 and has served our company in various capacities since 1985. Mr. Kelly graduated from the University of Georgia in 1979 with a B.B.A. in accounting.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Quarterly Common Stock Prices and Dividends

The common stock of Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PRI”. The quarterly high and low sales prices for our common stock as reported on the NYSE and the dividends paid per quarter for the periods indicated were as follows:

	High	Low	Dividend
2014
4th quarter	$55.77	$45.29	$0.12
3rd quarter	51.54	45.46	0.12
2nd quarter	48.09	42.74	0.12
1st quarter	49.59	39.12	0.12
2013
4th quarter	$44.22	$38.74	$0.11
3rd quarter	42.37	36.42	0.11
2nd quarter	37.93	31.13	0.11
1st quarter	34.35	30.38	0.11

Dividends

We have paid quarterly dividends to our stockholders totaling approximately $26.5 million and $25.1 million in 2014 and 2013, respectively.

As of January 31, 2015, we had 67 holders of record of our common stock. In the first quarter of 2015, we declared a quarterly dividend to shareholders of $0.16 per share. We currently expect to continue to pay quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.

We are a holding company and have no operations. Our primary asset is the capital stock of our operating subsidiaries. The states in which our U.S. insurance company subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to us. Our Canadian subsidiary can pay dividends subject to meeting regulatory requirements for capital adequacy and liquidity with appropriate minimum notice to the Office of the Superintendent of Financial Institutions Canada (“OSFI”). In addition, in the future, we may become subject to agreements that limit our ability to pay dividends. See Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

Issuer Purchases of Equity Securities

Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. In November 2014, our Board of Directors authorized a share repurchase program under which we expect to repurchase up to $150 million of our outstanding common stock in 2015. The Parent Company has no obligation to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under a publicly announced program can be discontinued at any time management believes additional repurchases are not warranted.

During the quarter ended December 31, 2014, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1-31, 2014	660,870	$47.34	660,645	$53,170,152
November 1-30, 2014	464,852	51.77	463,470	179,173,298
December 1-31, 2014	508,975	53.20	508,598	152,116,567
Total	1,634,697	$50.43	1,632,713	$152,116,567

(1)

Consists of (a) repurchases of 1,984 shares at an average price of $51.85 arising from share-based compensation tax withholdings and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

For more information on our share repurchases, see Note 12 (Stockholders’ Equity) to our consolidated financial statements included elsewhere in this report.

Securities Authorized for Issuance under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan was approved by our stockholders in May 2011. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan	1,403,760	(1)	$36.67	(2)	2,078,974	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	-		-		2,109,973	(4)
Total	1,403,760		$36.67		4,188,947
Equity compensation plans not approved by stockholders	n/a		n/a		n/a

(1)	Consists of 1,157,889 and 245,871 shares of our common stock to be issued in connection with outstanding restricted stock units (“RSUs”) and options, respectively.
(2)	Represents the weighted average exercise price of stock options outstanding.
(3)

The number of shares of our common stock available for future issuance is 10,800,000 less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan.

(4)

Represents shares of our common stock, which have already been issued and are outstanding, available to be purchased by employees and agents under the plan. The number of outstanding shares available to be purchased is 2,500,000 less the cumulative number of outstanding shares purchased to date under the plan.

Stock Performance Table

The following graph compares the performance of our common stock since the initial public offering (“IPO”) to the Standard & Poor’s (“S&P”) MidCap 400 Index and the S&P 500 Insurance Index by assuming $100 was invested in each investment option as of April 1, 2010, the date of the IPO. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization (“mid-cap”) equities sector. The S&P 500 Insurance Index is a capitalization-weighted index of domestic equities of insurance companies traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 index.

	Period Ended
Index	4/1/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Primerica, Inc.	$100.00	$161.82	$155.80	$202.98	$293.78	$375.31
S&P 500 Insurance	100.00	102.59	94.09	112.05	164.39	178.01
S&P MidCap 400	100.00	115.00	113.01	133.22	177.84	195.22

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this report.

Prior to April 1, 2010, we were wholly owned by Citigroup Inc. (“Citigroup”). In April 2010, we completed a series of transactions (the “corporate reorganization”) that included an initial public offering of our common stock by Citigroup pursuant to the Securities Act of 1933, as amended (the “Securities Act”). The selected historical income statement data for the year ended December 31, 2010 may not be indicative of the revenues and expenses that would have existed or resulted if we had operated independently of Citigroup during that year. The selected historical financial data are not necessarily indicative of the financial position or results of operations as of any future date or for any future period.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per-share amounts)
Statements of income data
Revenues:
Direct premiums	$2,301,332	$2,265,191	$2,231,032	$2,189,002	$2,142,077
Ceded premiums	(1,616,817)	(1,644,158)	(1,663,753)	(1,703,075)	(1,450,367)
Net premiums	684,515	621,033	567,279	485,927	691,710
Commissions and fees	527,166	471,808	429,044	414,471	383,984
Net investment income	86,473	88,752	100,804	108,601	165,111
Realized investment gains (losses), including other-than- temporary impairment losses	(261)	6,246	11,382	6,440	34,145
Other, net	42,137	42,731	45,263	47,189	47,916
Total revenues	1,340,030	1,230,570	1,153,772	1,062,628	1,322,866

Benefits and expenses:
Benefits and claims	311,417	279,931	254,048	212,526	292,298
Amortization of deferred policy acquisition costs	144,378	129,183	118,598	104,034	147,841
Sales commissions	268,775	232,237	204,569	191,722	180,054
Insurance expenses	115,452	105,457	90,894	84,093	100,220
Insurance commissions	15,353	16,530	21,724	32,214	41,882
Interest expense	34,570	35,018	33,101	27,968	20,872
Other operating expenses	174,363	187,208	164,716	164,954	180,610
Total benefits and expenses	1,064,308	985,564	887,650	817,511	963,777
Income from continuing operations before income taxes	275,722	245,006	266,122	245,117	359,089
Income taxes	95,888	86,305	92,813	87,143	128,175
Income from continuing operations	179,834	158,701	173,309	157,974	230,914
Income (loss) from discontinued operations, net of income taxes (2)	1,578	4,024	497	(783)	1,542
Net income	$181,412	$162,725	$173,806	$157,191	$232,456

Basic earnings per share:
Continuing operations	$3.26	$2.80	$2.76	$2.12	$3.07	(1)
Discontinued operations	0.03	0.07	0.01	(0.01)	0.02	(1)
Basic earnings per share	$3.29	$2.87	$2.77	$2.11	$3.09	(1)

Diluted earnings per share:
Continuing operations	$3.26	$2.76	$2.70	$2.09	$3.04	(1)
Discontinued operations	0.03	0.07	0.01	(0.01)	0.02	(1)
Diluted earnings per share	$3.29	$2.83	$2.71	$2.08	$3.06	(1)

Dividends declared per share	$0.48	$0.44	$0.24	$0.10	$0.02

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance sheet data
Investments	$2,068,316	$1,835,403	$1,956,536	$2,021,504	$2,153,584
Cash and cash equivalents	192,516	149,189	112,216	136,078	126,038
Due from reinsurers	4,115,533	4,055,054	4,005,194	3,855,318	3,731,002
Deferred policy acquisition costs, net	1,351,180	1,208,466	1,066,422	904,485	738,946
Total assets	10,738,114	10,329,950	10,337,877	9,851,820	9,769,409

Future policy benefits	5,264,608	5,063,103	4,850,488	4,614,860	4,409,183
Notes payable	374,532	374,481	374,433	300,000	300,000
Total liabilities	9,492,988	9,107,923	9,062,461	8,525,170	8,412,881
Stockholders' equity	1,245,126	1,222,027	1,275,416	1,326,650	1,356,528

(1)

Calculated on a pro forma basis using weighted-average shares, including the shares issued or issuable upon lapse of restrictions following our April 1, 2010 corporate reorganization as though they had been issued and outstanding on January 1, 2010.

(2)

In January 2014, we sold the assets and liabilities of our short-term statutory disability benefit insurance business (“DBL”) and the results of operations for DBL have been reported in discontinued operations for all periods presented in the statements of income data. For more information see Note 2 (Discontinued Operations) to our consolidated financial statements included elsewhere in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the three-year period ended December 31, 2014. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

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

Recruiting and Sales Representatives. Our ability to increase the size of our sales force is largely based on the success of our recruiting efforts, our ability to train and motivate recruits to get licensed to sell life insurance, and retention of licensed sales representatives. We believe that recruitment and licensing levels are important to sales force trends and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Recruiting results do not always result in commensurate changes in the size of our licensed sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

New recruits increased in 2014 to 190,439 from 186,251 in 2013. The size of our life-licensed sales force increased to 98,358 sales representatives at December 31, 2014 from 95,566 sales representatives at December 31, 2013, primarily due to a lower rate of non-renewals and terminations in relation to the size of our sales force in 2014.

Regulatory changes can also impact the size of our independent sales force. The insurance regulators in the Canadian provinces and territories entered into a Memorandum of Understanding and related agreements to implement a new life insurance licensing examination program across Canada in early 2016. If this new licensing program is implemented under the terms set forth in the agreements, we believe it would significantly decrease the ability of applicants to obtain their life insurance licenses in Canada. At this time, we cannot quantify the impact of the new licensing program might have on our Canadian sales force. However, we believe the program could result in a significant decline in the number of our new life-licensed representatives in Canada and ultimately the size of our life-licensed sales force. This could lower new life insurance sales and, over time, lower the size of our life insurance in force and materially adversely affect our Canadian Term Life insurance business. For more information, see “Part I — Item 3. Legal Proceedings.” included elsewhere within this report.

Term Life Insurance Product Sales and Face Amount In Force. We issued 220,984 new life insurance policies in 2014 compared with 214,617 new policies in 2013. Issued term life insurance policies grew during 2014 consistent with the size of our life-licensed sales force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18x and 0.22x), were as follows:

	Year ended December 31,
	2014	2013	2012
Average number of life-licensed sales representatives	96,780	93,086	90,981
Number of new policies issued	220,984	214,617	222,558
Average monthly rate of new policies issued per life- licensed sales representative	0.19x	0.19x	0.20x

During 2014, the average monthly rate of new policies issued per life-licensed sales representative remained relatively consistent with the prior year and historical experience.

Our average issued face amount of approximately $244,600 in 2014 was relatively consistent compared with approximately $246,800 in 2013.

Investment and Savings Product Sales and Asset Values. Investment and savings products sales were higher in 2014, totaling approximately $5.7 billion compared with approximately $5.2 billion in 2013. New product introductions and the impact of favorable market performance were the main contributors to the strong product sales in 2014.

The assets in our clients’ accounts are invested in diversified funds comprised mainly of U.S. and Canadian equity and fixed-income securities. The average value of assets in client accounts increased to approximately $46.9 billion in 2014 from approximately $41.0 billion in 2013, while the period-end asset value increased to approximately $48.7 billion at December 31, 2014 compared with approximately $45.0 billion a year ago. The increases both in period-end asset values and average client asset values during 2014 were attributable to higher product sales and positive returns on client assets.

Factors Affecting Our Results

Term Life Insurance Segment. Our Term Life Insurance segment results are primarily driven by sales volumes and retention of those issued policies, the accuracy of our pricing assumptions, terms and use of reinsurance, investment income and expenses.

Sales and policies in force. Sales of term policies and the size and characteristics of our in-force book of policies are vital to our results over the long term. Premium revenue is recognized as it is earned over the term of the policy and eligible acquisition expenses are deferred and amortized ratably with the level premiums of the underlying policies. However, because we incur significant cash outflows at or about the time policies are issued, including the payment of sales commissions and underwriting costs, changes in life insurance sales volume will have a more immediate effect on our cash flows.

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of our individual sales representatives remains within a relatively narrow range (i.e., an average monthly rate of new policies issued per life-licensed sales representative between 0.18x and 0.22x), and, consequently, our sales volume over the longer term generally correlates to the size of our sales force.

Pricing assumptions. Our pricing methodology is intended to provide us with appropriate profit margins for the risks we assume. We determine pricing classifications based on the coverage sought, such as the size and term of the policy, and certain policyholder attributes, such as age and health. In addition, we generally utilize unisex rates for our term life insurance policies. The pricing assumptions that underlie our rates are based upon our best estimates of mortality, persistency and interest rates at the time of issuance, sales force commission rates, issue and underwriting expenses, operating expenses and the characteristics of the insureds, including sex, age, underwriting class, product and amount of coverage. Our results will be affected to the extent there is a variance between our pricing assumptions and actual experience.

•

Persistency. Persistency is a measure of how long our insurance policies stay in force. As a general matter, persistency that is lower than our pricing assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. Determining the near-term effects of changes in persistency is more complicated. When actual persistency is lower than our pricing assumptions, we must accelerate the amortization of deferred policy acquisition costs (“DAC”). The resultant increase in amortization expense is offset by a corresponding release of reserves associated with lapsed policies, which causes a reduction in benefits and claims expense. The future policy benefit reserves associated with any given policy will change over the term of such policy. As a general matter, future policy benefit reserves are lowest at the inception of a policy term and rise steadily to a peak before declining to zero at the expiration of the policy term. Accordingly, depending on when the lapse occurs in relation to the overall policy term, the reduction in benefits and claims expense may be greater or less than the increase in amortization expense, and, consequently, the effects on earnings for a given period could be positive or negative. Persistency levels will impact results to the extent actual experience deviates from the persistency assumptions used to price our products.

•

Mortality. Our profitability will fluctuate to the extent actual mortality rates differ from those used in our pricing assumptions. We mitigate a significant portion of our mortality exposure through reinsurance.

•

Interest Rates. We assume interest rates based on forecasted interest rates at the time a policy is issued. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. Both DAC and the future policy benefit reserve liability increase with the assumed interest rate. Since DAC is higher than the future policy benefit reserve liability in the early years of a policy, a lower assumed interest rate generally will result in lower profits. In the later years, when the future policy benefit reserve liability is higher than DAC, a lower assumed interest rate generally will result in higher profits. These assumed interest rates, which like other pricing assumptions are locked in at issue, impact the timing but not the aggregate amount of DAC and future policy benefit reserve changes. Actual interest rates will impact net investment income allocated to the Term Life Insurance segment, but will not impact DAC or the future policy benefit reserve liability.

Reinsurance. We use reinsurance extensively, which has a significant effect on our results of operations. Since the mid-1990s, we have reinsured between 60% and 90% of the mortality risk on our U.S. term life insurance policies on a quota share yearly renewable term (“YRT”) basis. In Canada, we previously utilized reinsurance arrangements similar to the U.S. in certain years and reinsured only face amounts above $500,000 in other years. However, in the first quarter of 2012, we entered into a YRT reinsurance arrangement in Canada similar to our U.S. program that reinsures 80% of the face amount for every policy sold. YRT reinsurance permits us to set future mortality at contractual rates by policy class. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.

In 2010, as part of our corporate reorganization, we entered into significant coinsurance transactions (the “coinsurance transactions”) with three affiliates (collectively, the “Citigroup reinsurers”) of Citigroup Inc. (“Citigroup”) and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We continue to administer all policies subject to these coinsurance agreements. With each successive period, we expect revenue and earnings growth to continue to decelerate as the size of our in-force book grows and incremental sales have a reduced marginal effect on the size of the then-existing in force book.

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

Investment and Savings Products Segment. Our Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing management, investor service and distribution fees and the number of fee generating accounts we administer.

Sales. We earn commissions and fees, such as dealer re-allowances, and marketing and support fees, based on sales of mutual fund products and annuities. Sales of investment and savings products are influenced by the overall demand for investment products in the United States and Canada, as well as by the size and productivity of our sales force. We generally experience seasonality in our Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients’ tax return preparation season. While we believe the size of our sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, which may have a significantly greater effect on sales volume in any given fiscal period.

Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory fees on assets in the managed investments program. In Canada, we earn management fees on certain mutual fund assets and on the segregated funds for which we serve as investment manager. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients’ accounts are primarily invested in equity funds.

Accounts. We earn recordkeeping fees for administrative functions we perform on behalf of several of our retail and managed mutual fund providers and custodial fees for services as a non-bank custodian for certain of our clients’ retirement plan accounts.

Sales mix. While our investment and savings products all provide similar long-term economic returns to the Company, our results in a given fiscal period will be affected by changes in the overall mix of products within these categories. Examples of changes in the sales mix that influence our results include the following:

•

sales of annuity products in the United States will generate higher revenues in the period such sales occur than sales of other investment products that either generate lower upfront revenues or, in the case of managed investments and segregated funds, no upfront revenues;

•

sales of a higher proportion of managed investments and segregated funds products will generally extend the time over which revenues can be earned because we are entitled to higher revenues based on assets under management for these accounts in lieu of upfront revenues; and

•

sales of a higher proportion of mutual fund products and the composition of the fund families sold will impact the timing and amount of revenue we earn given the marketing, support, recordkeeping and custodial services we perform for the various mutual fund products we distribute.

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties. NBLIC also has in-force policies from several discontinued lines of insurance. During the first quarter of 2014, NBLIC sold its short-term statutory disability benefit insurance business (“DBL”) to AmTrust North America, Inc., and the operating results have been reported as discontinued operations for all periods presented. During the second quarter of 2014, NBLIC ceased the marketing and underwriting of new student life insurance policies but will continue to administer the existing block of student life business. Corporate and Other Distributed Products segment net investment income is composed of two elements: the remainder of net investment income not allocated to our Term Life Insurance segment and the market return associated with the deposit asset underlying a 10% coinsurance agreement with the Citigroup reinsurers (“10% Coinsurance Agreement”).

The Corporate and Other Distributed Products segment is affected by corporate income and expenses not allocated to our other segments, net investment income (other than net investment income allocated to our Term Life Insurance segment), general and administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), equity awards granted to management and our sales force leaders at the time of our April 2010 initial public offering (“IPO”), interest expense on notes payable and realized gains and losses on our invested asset portfolio.

Capital Structure. Our financial results have also been affected by changes in our capital structure, including the issuance of our senior unsecured notes, as well as repurchases of shares and warrants of our common stock.

See Note 10 (Debt), Note 12 (Stockholders’ Equity) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar. See “Results of Operations” and “Financial Condition” and “Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk” and Note 3 (Segment and Geographical Information) to our consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this report. The most significant items on our consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Deferred Policy Acquisition Costs. We defer incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and that would not have been incurred had the contract transaction(s) not occurred. These costs include commissions and policy issue expenses. Deferrable term life insurance policy acquisition costs are amortized over the initial premium-paying period of the related policies in proportion to premium income and include assumptions made by us regarding persistency, expenses, interest rates and claims, which are updated on new business to reflect recent experience. These assumptions may not be modified, or unlocked on in-force term life insurance business, unless recoverability testing deems estimated future cash flows to be inadequate. DAC is subject to recoverability testing annually and when circumstances indicate that recoverability is uncertain.

If actual lapses or withdrawals are different from pricing assumptions for a particular period, DAC amortization for that period will be affected. If the rate of policies that lapse are 1% higher than the rate of policies that we expected to lapse in our original pricing assumptions, approximately 1% more of the existing DAC balance will be amortized, which would have been equal to approximately $12.6 million as of December 31, 2014 (assuming such lapses were distributed proportionately among policies of all durations). We believe that a lapse rate in the number of policies that is 1% higher than the rate assumed in our pricing assumptions is a reasonably possible variation. Higher lapses in the early durations would have a greater effect on DAC amortization since the DAC balances are higher at the earlier durations. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency could result in a material increase or decrease of DAC amortization in a particular period.

Deferrable acquisition costs for Canadian segregated funds are amortized over the life of the policies in relation to historical and future estimated gross profits before amortization. The gross profits and resulting DAC amortization will vary with actual and anticipated fund returns, redemptions, commissions and expenses. DAC from our Canadian segregated funds reflects approximately 4% of our total DAC, and DAC amortization on these segregated funds reflects approximately 6% of our total DAC amortization for the year ended December 31, 2014.

For additional information on DAC, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 7 (Deferred Policy Acquisition Costs) to our consolidated financial statements.

Future Policy Benefit Reserves and Reinsurance. Liabilities for future policy benefits on our term life insurance products have been computed using a net level method and include assumptions as to mortality, persistency, interest rates, and other assumptions based on our historical experience, modified as necessary for new business to reflect anticipated trends and to include provisions for possible adverse deviation. Reserves related to reinsured policies are accounted for using assumptions consistent with those used to determine the future policy benefit reserves and are included in Due from reinsurers in our consolidated balance sheets. Similar to the term life insurance DAC discussion above, we do not modify the assumptions used to establish future policy benefit reserves during the policy term unless recoverability testing deems them to be inadequate and there is no remaining DAC associated with the underlying policies. Our results depend significantly upon the extent to which our actual experience is consistent with the assumptions we used in determining our future policy benefit reserves. Our future policy benefit reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain.

If the rate of policies that lapse are 1% higher than the rate of policies that we expected to lapse in our pricing assumptions, approximately 1% more of the future policy benefit reserves will be released, which would have been equal to approximately $50.5 million (assuming such lapses were distributed proportionately among policies of all durations), partially offset by the release of the corresponding due from reinsurers asset of approximately $38.4 million as of December 31, 2014, which decreases over time with the run-off of policies subject to the Citigroup coinsurance transactions. Higher lapses in later durations would have a greater effect on the release of future policy benefit reserves since the future policy benefit reserves are higher at the later durations.

We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

For additional information on future policy benefits and reinsurance, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 6 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

Income Taxes. We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (i) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (ii) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not applicable to the periods in which we expect the temporary difference will reverse.

In light of the multiple tax jurisdictions in which we operate, our tax returns are subject to routine audit by the Internal Revenue Service (“IRS”) and other taxation authorities. These audits at times may produce alternative views regarding particular tax positions taken in the year(s) of review. As a result, the Company records uncertain tax positions, which requires recognition at the time when it is more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.

For additional information on income taxes, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 11 (Income Taxes) to our consolidated financial statements included elsewhere in this report.

Invested Assets. We hold primarily fixed-maturity securities, including bonds and redeemable preferred stocks, and equity securities, including common and non-redeemable preferred stock. We have classified these invested assets as available-for-sale or held-to-maturity, except for the securities of our U.S. broker-dealer subsidiary, which we have classified as trading securities. All of these securities are carried at fair value, except for the held-to-maturity security, which is carried at cost. Unrealized gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income except for the credit loss components of other-than-temporary declines in fair value, which are recorded as realized losses in the accompanying consolidated statements of income. Changes in fair value of trading securities are included in net investment income in the period in which the change occurred.

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

For additional information on our invested assets, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies), Note 4 (Investments) and Note 5 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Litigation. The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties, including indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. We recognize losses for legal contingencies when payments associated with the contingency become probable and can be reasonably estimated. Due to the difficulty of estimating litigation outcomes, actual costs may be substantially higher or lower than any amounts reserved. Legal costs, such as attorney’s fees and other litigation-related expenses that are incurred in connection with litigation, are expensed as incurred.

For additional information on legal issues and contingencies, see Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report.

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

•

Net investment income. Represents income, net of investment-related expenses, generated by our invested asset portfolio, which consists primarily of interest income earned on fixed-maturity investments. Investment income earned on assets supporting our statutory reserves and targeted capital is allocated to our Term Life Insurance segment, with the balance included in our Corporate and Other Distributed Products segment. Investment income recorded on our held-to-maturity invested asset and the offsetting interest expense recorded for our surplus note are included in net investment income.

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

•

Amortization of DAC. Represents the amortization of capitalized costs associated with the sale of an insurance policy or segregated fund, including sales commissions, medical examination and other underwriting costs, and other eligible policy issuance costs.

•	Insurance commissions. Reflects sales commissions in respect of insurance products that are not eligible for deferral.
•

Insurance expenses. Reflects non-capitalized insurance expenses, including staff compensation, technology and communications, insurance sales force-related costs, printing, postage and distribution of insurance sales materials, outsourcing and professional fees, premium taxes, amortization of our definite-lived intangible asset and other corporate and administrative fees and expenses related to our insurance operations. Insurance expenses also include both indirect policy issuance costs and costs associated with unsuccessful efforts to acquire new policies.

•	Sales commissions. Represents commissions to our sales representatives in connection with the sale of investment and savings products and products other than insurance products.
•

Interest expense. Reflects interest on our notes payable, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on our held-to-maturity invested asset, and a finance charge incurred pursuant to one of our coinsurance agreements with Citigroup.

•

Other operating expenses. Consists primarily of expenses that are unrelated to the distribution of insurance products, including staff compensation, technology and communications, various sales force-related costs, printing, postage and distribution of sales materials, outsourcing and professional fees, amortization of our definite-lived intangible asset and other corporate and administrative fees and expenses.

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other operating expenses that are not directly attributable to a specific operating segment based on the relative sizes of our life-licensed and securities-licensed independent sales forces. These allocated costs include field technology, supervision, training and certain other costs. We also allocate certain technology and occupancy costs to our operating segments based on usage. Costs that are not directly charged or allocated to our two primary operating segments are included in our Corporate and Other Distributed Products segment.

Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year ended December 31,			2014 vs. 2013 change		2013 vs. 2012 change
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,301,332	$2,265,191	$2,231,032	$36,141	2%	$34,159	2%
Ceded premiums	(1,616,817)	(1,644,158)	(1,663,753)	(27,341)	(2)%	(19,595)	(1)%
Net premiums	684,515	621,033	567,279	63,482	10%	53,754	9%
Commissions and fees	527,166	471,808	429,044	55,358	12%	42,764	10%
Net investment income	86,473	88,752	100,804	(2,279)	(3)%	(12,052)	(12)%
Realized investment gains (losses), including other-than-temporary impairment losses	(261)	6,246	11,382	(6,507)	*	(5,136)	(45)%
Other, net	42,137	42,731	45,263	(594)	(1)%	(2,532)	(6)%
Total revenues	1,340,030	1,230,570	1,153,772	109,460	9%	76,798	7%

Benefits and expenses:
Benefits and claims	311,417	279,931	254,048	31,486	11%	25,883	10%
Amortization of deferred policy acquisition costs	144,378	129,183	118,598	15,195	12%	10,585	9%
Sales commissions	268,775	232,237	204,569	36,538	16%	27,668	14%
Insurance expenses	115,452	105,457	90,894	9,995	9%	14,563	16%
Insurance commissions	15,353	16,530	21,724	(1,177)	(7)%	(5,194)	(24)%
Interest expense	34,570	35,018	33,101	(448)	(1)%	1,917	6%
Other operating expenses	174,363	187,208	164,716	(12,845)	(7)%	22,492	14%
Total benefits and expenses	1,064,308	985,564	887,650	78,744	8%	97,914	11%
Income from continuing operations before income taxes	275,722	245,006	266,122	30,716	13%	(21,116)	(8)%
Income taxes on continuing operations	95,888	86,305	92,813	9,583	11%	(6,508)	(7)%
Income from continuing operations	179,834	158,701	173,309	21,133	13%	(14,608)	(8)%
Income from discontinued operations, net of income taxes	1,578	4,024	497	(2,446)	(61)%	3,527	*
Net income	$181,412	$162,725	$173,806	$18,687	11%	$(11,081)	(6)%

*	Less than 1% or not meaningful.

Total revenues. Total revenues for 2014 increased from 2013 primarily due to incremental premiums on term life insurance policies not subject to the Citigroup coinsurance transactions, higher investment and savings products sales, and positive client asset performance. Partially offsetting the increase in revenues were lower net investment income and realized investment gains (losses) in 2014 versus 2013. In comparing the realized investment losses in 2014 to realized investment gains in 2013, the difference was mostly attributable to large gains on tendered securities and gains on certain sales of fixed maturity securities in 2013, as well as OTTI losses recognized on certain investments in 2014. The decrease in net investment income was primarily driven by lower average yield on invested assets, partially offset by a higher average base of invested assets and the positive change in market value of the deposit asset underlying our 10% Coinsurance Agreement.

During 2013, total revenues increased from 2012 largely due to similar factors including incremental premiums on term life insurance policies not subject to the Citigroup coinsurance transactions, higher sales of investment and savings products, and growth in client asset values. In addition, declines in net investment income and realized investment gains partially offset the increase in total revenues in 2013 from 2012 primarily due to a lower average yield on invested assets, a lower average base of invested assets, and lower realized gains from the sale of invested assets.

Total benefits and expenses. Total benefits and expenses increased in 2014 from 2013 primarily as a result of the growth in revenue-related costs, which include sales commissions, benefits and claims, DAC amortization, and certain insurance expenses. Total benefits and expenses also increased due to accelerated expense recognition from amendments to retirement provisions in our 2014 management equity award agreements and Co-CEO transition expenses that were recognized in 2014 due to the modification of their employment terms. Partially offsetting these increases were lower legal fees and expenses within other operating expenses attributable to our Investment and Savings Product segment. For more information refer to our segment results as further described below.

The increase in total benefits and expenses in 2013 from 2012 was also driven by growth in revenue-related costs including benefits and claims, DAC amortization, and certain insurance expenses from the continued growth in our Term Life business. Additionally, sales commissions on investment products were higher and consistent with the increase in commissions and fees revenue. In 2013, we experienced higher other operating expenses than in 2012 primarily attributable to higher legal fees and settlement costs in our Investment and Savings Product segment as further described below. These increased costs were partially offset by lower non-

deferrable insurance commissions for 2013 reflecting changes in agent incentive programs that led to higher commission deferrals as compared to 2012.

Income taxes. Our effective income tax rate was relatively consistent each period at 34.8%, 35.2%, and 34.9% in 2014, 2013, and 2012, respectively.

For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year ended December 31,			2014 vs. 2013 change		2013 vs. 2012 change
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,266,649	$2,229,204	$2,193,280	$37,445	2%	$35,924	2%
Ceded premiums	(1,605,965)	(1,632,042)	(1,649,622)	(26,077)	(2)%	(17,580)	(1)%
Net Premiums	660,684	597,162	543,658	63,522	11%	53,504	10%
Allocated net investment income	69,772	68,796	66,119	976	1%	2,677	4%
Other, net	28,838	29,017	30,357	(179)	(1)%	(1,340)	(4)%
Total revenues	759,294	694,975	640,134	64,319	9%	54,841	9%
Benefits and expenses:
Benefits and claims	295,332	262,357	239,346	32,975	13%	23,011	10%
Amortization of DAC	133,331	115,891	104,272	17,440	15%	11,619	11%
Insurance expenses	109,198	98,081	85,156	11,117	11%	12,925	15%
Insurance commissions	4,004	4,599	9,599	(595)	(13)%	(5,000)	(52)%
Interest expense	16,396	16,846	15,835	(450)	(3)%	1,011	6%
Total benefits and expenses	558,261	497,774	454,208	60,487	12%	43,566	10%
Income from continuing operations before income taxes	$201,033	$197,201	$185,926	$3,832	2%	$11,275	6%
Net premiums. Direct premiums grew in 2014 compared to 2013 largely due to incremental premiums on term life insurance policies not subject to the Citigroup coinsurance transactions. Ceded premiums declined primarily due to the run-off of business subject to the Citigroup coinsurance transactions. The continued impact of growth in direct premiums not subject to the Citigroup coinsurance transactions and the run-off of business subject to the Citigroup coinsurance transactions resulted in net premiums growing faster than direct premiums.

The increase in direct and net premiums in 2013 from 2012 was also primarily attributable to the continued addition to in-force business of term life insurance policies not subject to the Citigroup coinsurance transactions combined with the run-off of business subject to the Citigroup coinsurance transactions. The increase in net premiums was partially offset by ceded premium recoveries of $6.4 million in 2012, which resulted in a similar reduction in benefits and claims that did not reoccur in 2013.

Allocated net investment income. Allocated net investment income in 2014 remained consistent with 2013, as the higher allocation related to the growth in invested assets that support our statutory capital and reserves (“required assets”) of $7.0 million was mostly offset by the impact of the lower yield on invested assets of $6.5 million.

The increase in allocated net investment income from 2012 to 2013 was largely attributable to the growth in required assets, partially offset by lower yield on invested assets.

Benefits and claims. Benefits and claims in 2014 compared to 2013 increased slightly more than the growth in net premiums mostly due to higher policy reserves from improved persistency.

In comparing 2013 to 2012, benefits and claims increased primarily due to the growth in net premiums. Partially offsetting this increase was the impact of approximately $6.0 million of ceded premium recoveries during 2012 that did not reoccur during 2013.

Amortization of DAC. The increase in amortization of DAC in 2014 versus 2013 was impacted by a higher portion of commissions deferred in recent periods, resulting in a rate of DAC amortization in excess of the growth in net premiums, partially offset by improved persistency in 2014.

The increase in amortization of DAC in 2013 compared to 2012 was consistent with the increase in net premiums as higher amortization from increases in deferrable agent incentive program costs were partially offset by better persistency.

Insurance expenses. The increase in insurance expenses in 2014 from 2013 was partially due to higher growth-related expenses and the run-off of expense allowances related to the Citigroup coinsurance transactions. Additionally, higher employee incentive compensation, including accelerated expense recognition of approximately $2.3 million for the segment from amendments to retirement provisions in our 2014 management equity award agreements, contributed to the increase in insurance expenses in 2014.

Insurance expenses in 2013 increased compared to 2012 mainly due to higher employee compensation costs, the run-off of expense allowances received under the Citigroup coinsurance transactions, higher costs in support of our independent sales force, and higher premium-related taxes, licenses and fees.

Insurance commissions. Insurance commissions in 2014 were relatively consistent compared to 2013.

The decrease in year-over-year insurance commissions from 2012 to 2013 was largely driven by a higher rate of commission deferrals consistent with agent incentive program changes.

Interest expense. Interest expense in 2014 was consistent with the amount incurred in 2013.

The increase in interest expense in 2013 from 2012 was attributable to financing charges on an issued letter of credit associated with our redundant reserve financing transaction that was executed in March 2012.

Product Sales and Face Amount In Force. The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2014	% of beginning balance	2013	% of beginning balance	2012	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$674,868		$670,412		$664,955
Net change in face amount:
Issued face amount	69,574	10%	67,783	10%	68,053	10%
Terminations	(54,962)	(8)%	(57,730)	(9)%	(61,593)	(9)%
Foreign currency	(7,553)	(1)%	(5,597)	(1)%	(1,003)	*
Net change in face amount	7,059	1%	4,456	1%	5,457	1%
Face amount in force, end of period	$681,927		$674,868		$670,412

*	Less than 1% or not meaningful.

Face amount of term life insurance policies in force increased in 2014 from 2013 primarily due to a rise in issued face amount from the higher number of new policies issued in 2014. However, the strengthening of the U.S. dollar in relation to the Canadian dollar reduced the translated face amount of Canadian in-force policies in 2014 and partially offset the overall increase in issued face amount. As a percentage of beginning face amount in force, issued face amount remained flat in 2014, while terminations improved as a result of better persistency compared to 2013.

The total face amount of policies in force increased in 2013 from 2012 mostly reflecting lower terminations on existing policies as a result of slightly better persistency. Issued face amount during 2013 remained largely consistent from 2012 due to the offsetting impacts of the year-over-year decline in the number of policies issued and the larger average size of policies underwritten. In addition, the strengthening of the U.S. dollar in relation to the Canadian dollar also reduced the translated face amount of Canadian in-force policies from 2012 to 2013.

Investment and Savings Product Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year ended December 31,			2014 vs. 2013 change		2013 vs. 2012 change
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$237,757	$208,084	$186,066	$29,673	14%	$22,018	12%
Asset-based revenues	225,799	201,511	179,926	24,288	12%	21,585	12%
Account-based revenues	40,477	38,868	38,510	1,609	4%	358	1%
Other, net	8,040	8,675	9,463	(635)	(7)%	(788)	(8)%
Total revenues	512,073	457,138	413,965	54,935	12%	43,173	10%
Expenses:
Amortization of DAC	8,734	11,195	10,956	(2,461)	(22)%	239	2%
Insurance commissions	8,799	9,046	9,070	(247)	(3)%	(24)	*
Sales commissions:
Sales-based	168,207	146,531	129,796	21,676	15%	16,735	13%
Asset-based	88,974	73,267	61,609	15,707	21%	11,658	19%
Other operating expenses	91,342	111,950	81,418	(20,608)	(18)%	30,532	38%
Total expenses	366,056	351,989	292,849	14,067	4%	59,140	20%
Income from continuing operations before income taxes	$146,017	$105,149	$121,116	$40,868	39%	$(15,967)	(13)%

*	Less than 1% or not meaningful.

Supplemental information on the underlying metrics that drove results follows.

	Year ended December 31,			2014 vs. 2013 change		2013 vs. 2012 change
	2014	2013	2012	$	%	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$3,210	$2,766	$2,346	$444	16%	$420	18%
Annuities and other	1,971	1,935	1,902	36	2%	33	2%
Total sales-based revenue generating product sales	5,181	4,701	4,248	480	10%	453	11%
Managed investments	258	225	136	33	15%	89	65%
Segregated funds and other	243	283	328	(40)	(14)%	(45)	(14)%
Total product sales	$5,682	$5,209	$4,712	$473	9%	$497	11%
Average client asset values:
Retail mutual funds	$29,939	$26,453	$23,842	$3,486	13%	$2,611	11%
Annuities and other	13,268	11,175	9,149	2,093	19%	2,026	22%
Managed investments	1,238	831	372	407	49%	459	*
Segregated funds	2,491	2,576	2,541	(85)	(3)%	35	1%
Total average client asset values	$46,936	$41,035	$35,904	$5,901	14%	$5,131	14%

	(Accounts in thousands)
Average number of fee-generating accounts:
Recordkeeping accounts	2,622	2,540	2,567	82	3%	(27)	(1)%
Custodial accounts	2,015	1,954	1,945	61	3%	9	*

*	Less than 1% or not meaningful.

Commissions and fees. The largest contributing factor to the increase in commissions and fees in 2014 from 2013 was the growth in sales-based revenues from strong sales of mutual funds. The growth in sales-based revenues exceeded the increase in sales-based revenue generating product sales mainly due to the change in sales mix to product offerings with higher sales commission rates. Commissions and fees also increased due to higher asset-based revenues attributable to the rise in average client asset values, which was indicative of favorable market performance. Additionally, the higher number of client managed investments and retail mutual funds added during 2014 contributed to the growth in account-based revenues compared to 2013.

The increase in commissions and fees in 2013 compared to 2012 was also largely due to higher product sales and growth in average client asset values. The increase in product sales was also led by higher mutual fund sales in 2013 as compared with 2012. The rise in average client asset values, which was indicative of favorable market performance from 2012 to 2013, also contributed to the increase in commissions and fees in the form of higher asset-based revenues.

Amortization of DAC. Amortization of DAC in 2014 compared to 2013 slowed due to favorable market performance experienced by assets held within segregated funds as well as the positive impact of revised assumptions for future redemptions used in the estimate of DAC amortization.

DAC amortization was relatively consistent in 2013 compared to 2012.

Sales commissions. In 2014, sales-based commissions grew from 2013 in line with the increase in sales-based revenues noted above. The increase in asset-based commissions in 2014 compared to 2013 was mostly consistent with the increase in asset-based revenues when including the relevant costs associated with asset-based revenue from segregated funds, which are recorded within insurance commissions and amortization of DAC. Additionally, changes in product mix contributed slightly to the increase in asset-based commissions in 2014 from 2013.

The increase in 2013 sales-based commissions compared to 2012 was also primarily the result of the increase in product sales noted above. The increase in asset-based commissions in 2013 from 2012 was consistent with the increase in asset-based revenues when excluding segregated funds.

Other operating expenses. Other operating expenses in 2014 decreased from 2013 due to lower legal fees and expenses attributable to defending claims alleged by certain participants in the Florida Retirement System’s benefit plan (“FRS”) and costs from the settlement of these FRS claims, which accounted for approximately $27.1 million of other operating costs in 2013. Higher employee compensation costs and other growth-related costs in 2014 partially offset the favorable impact of the lower FRS-related costs.

In 2013, other operating expenses increased from 2012 mainly due to higher legal fees and expenses associated with the FRS-related claims. Legal fees and expenses incurred in 2013 included approximately $11.4 million of expenses attributable to defending FRS claims, which was up from $2.9 million in 2012. Additionally, a charge of approximately $15.7 million associated with the settlement reached with the FRS claimants contributed to higher legal fees and expenses in 2013 compared to 2012. An increase in growth-related expenses, higher employee compensation costs, and higher costs in support of our independent sales force further contributed to the increase in other operating expenses in 2013 from 2012.

Product sales. Investment and savings products sales increased progressively from 2012 to 2014 as a result of the impact of new product introductions and favorable market performance during this period.

Asset Values in Client Accounts. Changes in asset values in client accounts were as follows:

	Year ended December 31,
	2014	% of beginning balance	2013	% of beginning balance	2012	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$44,990		$37,386		$33,664
Net change in asset values:
Inflows	5,682	13%	5,209	14%	4,712	14%
Redemptions	(4,823)	(11)%	(4,733)	(13)%	(4,370)	(13)%
Change in market value, net	3,555	8%	7,657	20%	3,206	10%
Foreign currency, net	(748)	(2)%	(529)	(1)%	174	1%
Net change in asset values	3,666	8%	7,604	20%	3,722	11%
Asset values, end of period	$48,656		$44,990		$37,386

The increase in client asset values in 2014 from 2013 was led by favorable market performance that continued in 2014 combined with the positive impact of sales volumes in excess of redemptions. This increase was partially offset by a reduction in the translated value of client assets in Canada due to the strengthening of the U.S. dollar relative to the Canadian dollar.

Client asset values also increased in 2013 from 2012 primarily due to strong market performance in 2013 along with product sales in excess of redemptions.

Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year ended December 31,			2014 vs. 2013 change		2013 vs. 2012 change
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$34,683	$35,987	$37,752	$(1,304)	(4)%	$(1,765)	(5)%
Ceded premiums	(10,852)	(12,116)	(14,131)	(1,264)	(10)%	(2,015)	(14)%
Net Premiums	23,831	23,871	23,621	(40)	*	250	1%
Commissions and fees	23,133	23,345	24,542	(212)	(1)%	(1,197)	(5)%
Allocated net investment income	16,701	19,956	34,685	(3,255)	(16)%	(14,729)	(42)%
Realized investment gains (losses), including other-than-temporary impairment losses	(261)	6,246	11,382	(6,507)	*	(5,136)	(45)%
Other, net	5,259	5,039	5,443	220	4%	(404)	(7)%
Total revenues	68,663	78,457	99,673	(9,794)	(12)%	(21,216)	(21)%
Benefits and expenses:
Benefits and claims	16,085	17,574	14,702	(1,489)	(8)%	2,872	20%
Amortization of DAC	2,313	2,097	3,370	216	10%	(1,273)	(38)%
Insurance expenses	6,254	7,376	5,738	(1,122)	(15)%	1,638	29%
Insurance commissions	2,550	2,885	3,055	(335)	(12)%	(170)	(6)%
Sales commissions	11,594	12,439	13,164	(845)	(7)%	(725)	(6)%
Interest expense	18,174	18,172	17,266	2	*	906	5%
Other operating expenses	83,021	75,258	83,298	7,763	10%	(8,040)	(10)%
Total benefits and expenses	139,991	135,801	140,593	4,190	3%	(4,792)	(3)%
Loss from continuing operations before income taxes	$(71,328)	$(57,344)	$(40,920)	$13,984	24%	$16,424	40%

*	Less than 1% or not meaningful.

Total revenues. Total revenues decreased in 2014 from 2013 mainly due to the impact of net realized investment losses in 2014 versus net realized investment gains in 2013. Realized investment gains decreased in 2014 due to the impact of income received in 2013 from the tender of certain fixed income securities. In addition, we recognized impairment losses in the fourth quarter of 2014 on certain invested assets held at the Parent Company that we intended to sell to fund share repurchases, as well as credit impairments on certain other investments. Also contributing to the decline in total revenues was lower allocated net investment income in 2014 versus 2013, which was attributable to lower assets allocated to the Corporate and Other Distributed Products segment and lower average yield on our total portfolio of invested assets, partially offset by the change in market value of the deposit asset underlying our 10% Coinsurance Agreement. Net premiums and commissions and fees in 2014 remained consistent with 2013.

Total revenues decreased in 2013 from 2012 also in large part due to declines in net investment income and realized investment gains. The decrease in net investment income was due to the higher allocation of assets and net investment income to the Term Life Insurance segment, a lower average base of our total portfolio of invested assets subsequent to repurchases of common stock and warrants, a lower return on the deposit asset underlying our 10% Coinsurance Agreement driven by the overall rise in interest rates, and lower yield on our total portfolio of invested assets as a result of replacing maturing investments with lower yielding securities. Realized investment gains decreased year-over-year largely due to higher income received from proceeds of invested assets sold to fund share repurchases during 2012 compared with 2013. Net premiums and commissions and fees were relatively similar in 2013 as compared to 2012.

Total Benefits and Expenses. The increase in total benefits and expenses in 2014 from 2013 was driven by higher other operating expenses mainly related to charges of approximately $4.2 million, reflecting Co-CEO transition expenses that were recognized in 2014 due to the modification of their employment terms, including ending their employment on April 1, 2015 instead of in August 2015. Other operating expenses also increased due to accelerated expense recognition from amendments to retirement provisions in our 2014 management equity award agreements, which, for the segment, were approximately $1.6 million.

In 2013, total benefits and expenses decreased from 2012 primarily due to lower other operating expenses which included a reduction in stock compensation costs related to the completion of the vesting of restricted stock granted in connection with our April 2010 initial public offering, partially offset by higher employee compensation costs from merit increases and one-time expenses related to the relocation of our corporate headquarters.

Financial Condition

Investments. Our insurance business is primarily focused on selling term life insurance, which does not include an investment component for the policyholder. The invested asset portfolio supporting our term life insurance business does not involve the substantial asset accumulations and spread requirements that exist with other non-term life insurance products. As a result, the profitability of our term life insurance business is not as sensitive to the impact that interest rates have on our invested asset portfolio and investment income as the profitability of other companies that distribute non-term life insurance products.

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

We also hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2029, was obtained in exchange for a surplus note of equal principal amount issued (“Surplus Note”) by Vidalia Re, Inc. (“Vidalia Re”), a newly formed special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. For more information on the LLC Note held-to-maturity security, see Note 4 (Investments) to our consolidated financial statements included elsewhere in this report.

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

Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established to mitigate the effect of these risks but may not always be effective due to factors beyond our control. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our invested asset portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and, therefore, reinvestment risk.

Details on asset mix (excluding our held-to-maturity security) were as follows:

	December 31, 2014		December 31, 2013
	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost
U.S. government and agencies	1%	1%	*	*
Foreign government	6%	6%	6%	6%
States and political subdivisions	2%	2%	2%	2%
Corporates	65%	65%	67%	67%
Mortgage- and asset-backed securities	13%	13%	14%	14%
Equity securities	3%	3%	2%	2%
Trading securities	*	*	1%	1%
Cash and cash equivalents	10%	10%	8%	8%
Total	100%	100%	100%	100%

*	Less than 1%.

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2014	December 31, 2013
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.2 years	4.0 years
Average book yield of our fixed-maturity portfolio	4.61%	4.93%

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	December 31, 2014		December 31, 2013
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$292,239	17%	$296,717	18%
AA	117,423	7%	133,406	8%
A	375,781	23%	386,460	23%
BBB	804,765	48%	777,111	46%
Below investment grade	84,498	5%	80,835	5%
Not rated	505	*	1,484	*
Total	$1,675,211	100%	$1,676,013	100%

*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2014
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$27,007	$28,056	$(1,050)	AAA
General Electric Co	19,180	16,780	2,400	AA-
Washington Real Estate Investment	11,039	10,514	524	BBB
Province of Ontario Canada	10,867	10,373	494	AA-
Wells Fargo & Co	10,544	10,397	147	A
National Rural Utilities Cooperative	9,904	7,758	2,146	A
Iberdrola SA	9,421	8,471	950	BBB
Enel SpA	7,729	6,983	746	BBB
National Fuel Gas Co	7,641	6,560	1,081	BBB
Discover Financial Services	7,572	6,550	1,022	BBB-
Total – ten largest holdings	$120,903	$112,443	$8,461
Total – fixed-maturity and equity securities	$1,820,221	$1,718,949
Percent of total fixed-maturity and equity securities	7%	7%

For additional information on our invested asset portfolio, see Note 4 (Investments) and Note 5 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Assets:
Due from reinsurers	$4,115,533	$4,055,054	$60,479	1%
Deferred policy acquisition costs, net	1,351,180	1,208,466	142,714	12%
Liabilities:
Future policy benefits	5,264,608	5,063,103	201,505	4%

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

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on outstanding debt, general operating expenses, and income taxes, as well as repurchases of shares outstanding. During 2014, our life insurance underwriting companies declared and paid ordinary dividends of $248.4 million to the Parent Company primarily for repurchases of our common stock. See Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information on insurance subsidiary dividends and statutory restrictions. In addition, our non-life insurance subsidiaries declared and paid dividends of approximately $71.3 million to the Parent Company in 2014. At December 31, 2014, the Parent Company had cash and invested assets of approximately $194.5 million.

The Parent Company’s subsidiaries generate operating cash flows primarily from term life insurance premiums (net of premiums ceded to reinsurers), income from invested assets, commissions and fees collected from the distribution of investment and savings products as well as other financial products. The subsidiaries’ principal operating cash outflows include the payment of insurance claims and benefits (net of ceded claims recovered from reinsurers), commissions to our sales force, insurance and other operating expenses, interest expense for future policy benefit reserves financing transactions, and income taxes.

The distribution and underwriting of term life insurance requires upfront cash outlays at the time the policy is issued as we pay a substantial majority of the sales commission during the first year following the sale of a policy and incur costs for underwriting activities at the inception of a policy’s term. During the early years of a policy’s term, we generally receive level term premiums in excess of claims paid. We invest the excess cash generated during earlier policy years in fixed-maturity and equity securities held in support of future policy benefit reserves. In later policy years, cash received from the maturity or sale of invested assets is used to pay claims in excess of level term premiums received.

Historically, cash flows generated by our businesses, primarily from our existing block of term life policies and our investment and savings products, have provided us with sufficient liquidity to meet our operating requirements. We anticipate that cash flows from our businesses will continue to provide sufficient operating liquidity over the next 12 months.

We may seek to enhance our liquidity position or capital structure through borrowings from third-party sources, sales of debt or equity securities, reserve financings or some combination of these sources. Additionally, we believe that cash flows from our businesses and potential sources of funding will sufficiently support our long-term liquidity needs.

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by (used in) operating activities	$237,644	$187,899	$124,333
Net cash provided by (used in) investing activities	(15,645)	35,484	62,294
Net cash provided by (used in) financing activities	(175,883)	(184,940)	(211,086)
Effect of foreign exchange rate changes on cash	(2,789)	(1,470)	597
Change in cash and cash equivalents	$43,327	$36,973	$(23,862)

Operating activities. Cash provided by operations increased in 2014 from 2013 primarily due to cash received from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. The additional layering of net premiums from term life insurance policies not subject to the coinsurance transactions with Citigroup has continued to generate positive incremental cash flows after payments are made for policy acquisition costs during the first year that policies are issued. Partially offsetting the increase in cash provided by operating activities is higher policy acquisition costs due to a higher volume of policies issued in 2014.

The increase in net cash provided by operating activities in 2013 from 2012 was also driven by the impact of an additional year of term life insurance policies issued subsequent to the coinsurance transactions with Citigroup. In addition, timing differences in payments to fund obligations under the 10% Coinsurance Agreement with Citigroup contributed to the increase in operating cash flows in 2013 from 2012. This increase was partially offset by proceeds from maturities of trading investments during 2012.

Investing activities. Cash flows from investing activities changed to a use of cash in 2014 from a source of cash in 2013, primarily due to activity in our available-for-sale invested asset portfolio. In 2014, cash proceeds from sales and, maturities of available-for-sale investments were largely offset by purchases of available-for-sale investments. In 2013, net cash proceeds from available-for-sale investments were received and used to fund share and warrant repurchases. The decrease in net cash from available-for-sale investments in 2014 was partially offset by lower purchases of property and equipment in 2014 mostly from assets purchased in connection with the move of our corporate headquarters in 2013.

The decline in cash provided by investing activities in 2013 compared to 2012 was primarily attributable to lower net proceeds from sales and purchases of invested assets used to fund share repurchases. Additionally, capital expenditures related to the relocation of our corporate headquarters in 2013 resulted in higher investing cash outflows than in 2012.

Financing activities.  Net cash used in financing activities during 2014 decreased compared to 2013 primarily due to a lower amount of employee equity awards that were withheld by the Company to satisfy income tax withholding obligations upon vesting. This decrease is attributable to a decline in the amount of employee equity awards that vested in 2014 compared with 2013 as the last tranche of large equity awards issued in connection with the IPO vested in 2013.

Cash used in financing activities during 2013 was lower compared to 2012 due to fewer repurchases of shares and warrants. This was partially offset by the net increase in borrowings from the refinancing of our notes payable in 2012 and higher dividends paid to stockholders in 2013.

Risk-Based Capital. The National Association of Insurance Commissioners (“NAIC”) has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

As of December 31, 2014, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth. Primerica Life’s RBC ratio remained well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of December 31, 2014, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

For more information regarding statutory capital requirements and dividend capacities of our insurance subsidiaries see Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information.

Redundant Reserve Financings. The Model Regulation entitled Valuation of Life Insurance Policies, commonly known as Regulation XXX, requires insurers to carry statutory policy benefit reserves for term life insurance policies with long-term premium guarantees which are often significantly in excess of the future policy benefit reserves that insurers deem necessary to satisfy claim obligations (“redundant policy benefit reserves”). Accordingly, many insurance companies have sought ways to reduce their capital needs by financing redundant policy benefit reserves through bank financing, reinsurance arrangements and other financing transactions.

In March 2012, Peach Re, Inc. (“Peach Re”), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, and Primerica Life entered into a Regulation XXX redundant reserve financing transaction (the “Peach Re Redundant Reserve Financing Transaction”) to more efficiently manage and deploy our capital. See Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on this redundant reserve financing transaction.

In July 2014, Vidalia Re and Primerica Life entered into a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”) to more efficiently manage and deploy our capital. During 2014, Primerica Life ceded certain term life policies issued in 2011, 2012, 2013 and 2014 to Vidalia Re as part of the Vidalia Re Redundant Reserve Financing Transaction. For more information on the Vidalia Re Redundant Reserve Financing Transaction, see Note 4 (Investments) and Note 10 (Debt) to our consolidated financial statements included elsewhere in this report.

Notes Payable. The Company has $375.0 million of publicly-traded, senior unsecured notes outstanding issued at a price of 99.843% with an annual rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at December 31, 2014. No events of default(s) occurred on the Senior Notes during the year ended December 31, 2014.

Financial Ratings. As of December 31, 2014, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior debt rating
Moody's	Baa2, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of December 31, 2014, Primerica Life’s financial strength ratings were as follows:

Agency	Financial strength rating
Moody’s	A2, stable outlook
Standard & Poor's	AA-, stable outlook
A.M. Best Company	A+, stable outlook

Securities Lending. We participate in securities lending transactions with brokers to increase investment income with minimal risk. See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 4 (Investments) to our consolidated financial statements included elsewhere in this report for additional information.

Short-Term Borrowings. We had no short-term borrowings as of or during the year ended December 31, 2014.

Surplus Note. Vidalia Re issued the Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2029. For more information on the Surplus Note, see Note 10 (Debt) to our consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of December 31, 2014 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) and associated with the Peach Re Redundant Reserve Financing Transaction as described in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report.

Contractual Obligations. Our contractual obligations, including payments due by period, were as follows:

	December 31, 2014
	Total Liability	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Future policy benefits	$5,265	$16,357	$1,128	$2,204	$2,055	$10,970
Policy claims and other benefits payable	265	265	265	-	-	-
Other policyholder funds	344	344	344	-	-	-
Long-term debt principal	595	595	-	-	-	595
Interest obligations	9	258	34	64	62	98
Commissions	28	345	111	38	34	162
Purchase obligations	4	39	24	14	1	-
Operating lease obligations	n/a	78	7	13	12	46
Current income tax payable	15	15	15	-	-	-
Other liabilities	352	343	318	25	-	-
Total contractual obligations	$6,877	$18,639	$2,246	$2,358	$2,164	$11,871

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

Long-term debt principal relates to our Senior Notes and the Surplus Note. Interest obligations (reported within other liabilities in our consolidated balance sheets) reflect expected interest on our notes payable, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on our held-to-maturity invested asset, and a finance charge incurred pursuant to one of our coinsurance agreements with Citigroup as of December 31, 2014.

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

For additional information concerning our commitments and contingencies, see Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report.

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

Interest Rate Risk. The fair value of the fixed-maturity securities in our invested asset portfolio as of December 31, 2014 was approximately $1.8 billion. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolios to decline by approximately $67.8 million, or approximately 4%, based on our actual securities positions as of December 31, 2014.

If interest rates remain at or near historically low levels, we anticipate the average yield of our fixed income investment portfolio, and therefore the investment income derived from it, to decrease as maturing fixed income investments will be replaced with purchases of lower yielding investments. Approximately $173.5 million of our fixed income investment portfolio with an average book yield of around 3.3% is scheduled to mature during 2015. The yield on maturities will increase after 2015.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities, and accumulated comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar would have the opposite effect. Generally, our Canadian dollar-denominated assets are held in support of our Canadian dollar-denominated liabilities. For the year ended December 31, 2014, 18% of our revenues from operations, excluding realized investment gains, and 26% of income from continuing operations before income taxes were generated by our Canadian operations. Historically, we have not hedged this exposure, although we may elect to do so in future periods.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2014. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the year ended December 31, 2014 by approximately $7.3 million.

Credit Risk. We extensively use reinsurance in the United States to diversify our insurance and underwriting risk and to manage our loss exposure to mortality risk. Reinsurance does not relieve us of our direct liability to our policyholders. Due to factors such as insolvency, adverse underwriting results or inadequate investment returns, our reinsurers may not be able to pay the amounts they owe us on a timely basis or at all. Further, reinsurers might refuse or fail to pay losses that we cede to them or might delay payment. To limit our exposure with any one reinsurer, we monitor the concentration of credit risk we have with our reinsurance counterparties, as well as their financial condition. We manage this reinsurer credit risk through analysis and monitoring of the credit-worthiness of each of our reinsurance partners to minimize collection issues. Also, for reinsurance contracts with unauthorized reinsurers, we require collateral such as letters of credit. For information on our reinsurance exposure and reinsurers, see Note 6 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

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

Concurrent with the execution of the Regulation XXX redundant reserve financing transaction between Vidalia Re and Primerica Life, Vidalia Re entered into a Surplus Note Purchase Agreement (the “Surplus Note Purchase Agreement”) with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, “Hannover Re”) and a newly formed limited liability company (the “LLC”) owned by a third party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued the Surplus Note to the LLC in exchange for the LLC Note of equal principal amount. The Company assumes credit risk associated with a credit enhancement feature provided by Hannover Re, which bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for a fee.

For information on our Credit Facility Agreement and Surplus Note Purchase Agreement, see Note 16 (Commitments and Contingent Liabilities), Note 4 (Investments), and Note 10 (Debt) to our consolidated financial statements included elsewhere in this report.

We also bear credit risk on our investment portfolio related to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest. In an effort to meet business needs and mitigate credit and other portfolio risks, we established investment guidelines that provide restrictions on our portfolio’s composition, including limits on asset type, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” included elsewhere in this report for details on our investment portfolio, including investment strategy, asset mix, and credit ratings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Primerica, Inc.:

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primerica, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primerica, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

February 26, 2015

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,667,500 in 2014 and $1,663,022 in 2013)	$1,759,120	$1,755,712
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $228,809 in 2014 and $0 in 2013)	220,000	-
Equity securities available-for-sale, at fair value (cost: $43,738 in 2014 and $32,592 in 2013)	53,390	39,894
Trading securities, at fair value (cost: $7,710 in 2014 and $13,025 in 2013)	7,711	12,991
Policy loans	28,095	26,806
Total investments	2,068,316	1,835,403
Cash and cash equivalents	192,516	149,189
Accrued investment income	17,401	18,127
Due from reinsurers	4,115,533	4,055,054
Deferred policy acquisition costs, net	1,351,180	1,208,466
Premiums and other receivables	181,660	175,785
Intangible assets, net	61,720	68,863
Deferred income taxes	36,082	32,450
Other assets	273,403	282,784
Separate account assets	2,440,303	2,503,829
Total assets	$10,738,114	$10,329,950

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$5,264,608	$5,063,103
Unearned premiums	912	1,802
Policy claims and other benefits payable	264,832	253,304
Other policyholders’ funds	344,313	337,977
Notes payable	374,532	374,481
Surplus note	220,000	-
Current income tax payable	15,014	15,019
Deferred income taxes	125,453	90,866
Other liabilities	392,810	377,690
Payable under securities lending	50,211	89,852
Separate account liabilities	2,440,303	2,503,829
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,492,988	9,107,923

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2014 and 2013; issued and outstanding 52,169 shares in 2014 and 54,834 shares in 2013)	522	548
Paid-in capital	353,337	472,633
Retained earnings	795,740	640,840
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	21,681	41,974
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	74,308	67,379
Net unrealized investment losses other-than-temporarily impaired	(462)	(1,347)
Total stockholders’ equity	1,245,126	1,222,027
Total liabilities and stockholders’ equity	$10,738,114	$10,329,950

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
	2014	2013	2012
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$2,301,332	$2,265,191	$2,231,032
Ceded premiums	(1,616,817)	(1,644,158)	(1,663,753)
Net premiums	684,515	621,033	567,279
Commissions and fees	527,166	471,808	429,044
Net investment income	86,473	88,752	100,804
Realized investment gains (losses), including other-than-temporary impairment losses	(261)	6,246	11,382
Other, net	42,137	42,731	45,263
Total revenues	1,340,030	1,230,570	1,153,772

Benefits and expenses:
Benefits and claims	311,417	279,931	254,048
Amortization of deferred policy acquisition costs	144,378	129,183	118,598
Sales commissions	268,775	232,237	204,569
Insurance expenses	115,452	105,457	90,894
Insurance commissions	15,353	16,530	21,724
Interest expense	34,570	35,018	33,101
Other operating expenses	174,363	187,208	164,716
Total benefits and expenses	1,064,308	985,564	887,650
Income from continuing operations before income taxes	275,722	245,006	266,122
Income taxes	95,888	86,305	92,813
Income from continuing operations	179,834	158,701	173,309
Income from discontinued operations, net of income taxes	1,578	4,024	497
Net income	$181,412	$162,725	$173,806

Basic earnings per share:
Continuing operations	$3.26	$2.80	$2.76
Discontinued operations	0.03	0.07	0.01
Basic earnings per share	$3.29	$2.87	$2.77

Diluted earnings per share:
Continuing operations	$3.26	$2.76	$2.70
Discontinued operations	0.03	0.07	0.01
Diluted earnings per share	$3.29	$2.83	$2.71

Weighted-average shares used in computing earnings per share:
Basic	54,567	55,834	61,059
Diluted	54,598	56,625	62,401

Supplemental disclosures:
Total impairment losses	$(4,045)	$(1,095)	$(1,204)
Impairment losses recognized in other comprehensive income before income taxes	-	479	563
Net impairment losses recognized in earnings	(4,045)	(616)	(641)
Other net realized investment gains (losses)	3,784	6,862	12,023
Realized investment gains (losses), including other-than- temporary impairment losses	$(261)	$6,246	$11,382

Dividends declared per share	$0.48	$0.44	$0.24

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$181,412	$162,725	$173,806
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains/(losses) on investment securities	11,228	(68,769)	39,945
Reclassification adjustment for realized investment (gains) losses included in net income	794	(4,909)	(11,475)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(20,527)	(13,695)	4,221
Total other comprehensive income (loss) before income taxes	(8,505)	(87,373)	32,691
Income tax expense (benefit) related to items of other comprehensive income (loss)	3,974	(25,969)	9,946
Other comprehensive income (loss), net of income taxes	(12,479)	(61,404)	22,745
Total comprehensive income (loss)	$168,933	$101,321	$196,551

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Common stock:
Balance, beginning of period	$548	$564	$649
Repurchases of common stock	(31)	(29)	(99)
Net issuance of common stock	5	13	14
Balance, end of period	522	548	564

Paid-in capital:
Balance, beginning of period	472,633	602,269	835,232
Share-based compensation	37,494	39,195	33,236
Net issuance of common stock	(5)	(13)	(14)
Repurchases of common stock	(154,268)	(101,044)	(268,113)
Repurchases of warrants	-	(68,399)	-
Adjustments to paid-in capital, other	(2,517)	625	1,928
Balance, end of period	353,337	472,633	602,269

Retained earnings:
Balance, beginning of period	640,840	503,173	344,104
Net income	181,412	162,725	173,806
Dividends	(26,512)	(25,058)	(14,737)
Balance, end of period	795,740	640,840	503,173

Accumulated other comprehensive income (loss):
Balance, beginning of period	108,006	169,410	146,665
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(234) in 2014, $(182) in 2013, and $(18) in 2012	(20,293)	(13,513)	4,239
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $3,731 in 2014, $(25,619) in 2013, and $9,624 in 2012	6,929	(47,579)	17,876
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit) of $477 in 2014, $(168) in 2013, and $340 in 2012	885	(312)	630
Balance, end of period	95,527	108,006	169,410
Total stockholders’ equity	$1,245,126	$1,222,027	$1,275,416

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$181,412	$162,725	$173,806
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	263,225	228,341	243,062
Deferral of policy acquisition costs	(289,945)	(267,523)	(268,154)
Amortization of deferred policy acquisition costs	144,378	129,183	118,598
Deferred tax provision	25,757	18,333	13,332
Change in income taxes	1,090	(6,423)	(10,967)
Realized investment (gains) losses, including other-than-temporary impairments	261	(6,246)	(11,382)
Gain from sale of business, net	(1,578)	-	-
Accretion and amortization of investments	(4,825)	(4,554)	(2,766)
Depreciation and amortization	12,266	10,803	10,095
Change in due from reinsurers	(90,024)	(73,070)	(141,918)
Change in premiums and other receivables	(11,067)	(8,241)	(762)
Trading securities sold, matured, or called (acquired), net	5,232	(5,265)	35,738
Share-based compensation	17,982	13,788	18,944
Change in other operating assets and liabilities, net	(16,520)	(3,952)	(53,293)
Net cash provided by (used in) operating activities	237,644	187,899	124,333

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	109,681	98,277	304,838
Fixed-maturity securities — matured or called	314,589	266,738	263,351
Equity securities	2,351	6,200	2,828
Available-for-sale investments acquired:
Fixed-maturity securities	(425,904)	(308,904)	(492,094)
Equity securities	(11,878)	(3,009)	(5,680)
Purchases of property and equipment and other investing activities, net	(7,484)	(23,818)	(10,949)
Proceeds from sale of business	3,000	-	-
Cash collateral received (returned) on loaned securities, net	(39,641)	(50,075)	(9,431)
Sales (purchases) of short-term investments using securities lending collateral, net	39,641	50,075	9,431
Net cash provided by (used in) investing activities	(15,645)	35,484	62,294

Cash flows from financing activities:
Dividends paid	(26,512)	(25,058)	(14,737)
Common stock repurchased	(147,922)	(86,280)	(257,584)
Warrants repurchased	-	(68,399)	-
Excess tax benefits on share-based compensation	5,804	9,590	5,266
Tax withholdings on share-based compensation	(6,377)	(14,793)	(10,628)
Proceeds from issuance of Senior Notes, net of discount	-	-	374,411
Payment of note issued to Citigroup	-	-	(300,000)
Payments of deferred financing costs	(876)	-	(7,814)
Net cash provided by (used in) financing activities	(175,883)	(184,940)	(211,086)

Effect of foreign exchange rate changes on cash	(2,789)	(1,470)	597
Change in cash and cash equivalents	43,327	36,973	(23,862)

Cash and cash equivalents, beginning of period	149,189	112,216	136,078
Cash and cash equivalents, end of period	$192,516	$149,189	$112,216

Supplemental disclosures of cash flow information:
Income taxes paid	$66,077	$68,599	$85,365
Interest paid	33,058	32,905	38,416
See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading distributor of financial products to middle income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc. (“PFS”), a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd. (“PFSL Investments Canada”); and PFS Investments Inc. (“PFS Investments”), an investment products company and broker-dealer. Primerica Life, domiciled in Massachusetts, owns National Benefit Life Insurance Company (“NBLIC”), a New York life insurance company.

Prior to April 1, 2010, we were wholly owned by Citigroup Inc. (“Citigroup”). In April 2010, we completed a series of transactions (the “corporate reorganization”) that included an initial public offering of our common stock by Citigroup pursuant to the Securities Act of 1933, as amended (the “IPO”).

We capitalized Peach Re, Inc. (“Peach Re”), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, and Primerica Life ceded to Peach Re certain level premium term life insurance policies pursuant to a coinsurance agreement (the “Peach Re Coinsurance Agreement”) effective March 31, 2012.

In June 2014, we established Vidalia Re, Inc. (“Vidalia Re”) as a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. Vidalia Re and Primerica Life entered into a coinsurance agreement whereby Primerica Life ceded to Vidalia Re certain level premium term life insurance policies (the “Vidalia Re Coinsurance Agreement”) effective July 31, 2014 and December 31, 2014.

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect financial statement balances, revenues and expenses and cash flows, as well as the disclosure of contingent assets and liabilities. Management considers available facts and knowledge of existing circumstances when establishing the estimates included in our financial statements.

Use of Estimates. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (“DAC”), and liabilities for future policy benefits and unpaid policy claims. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

Consolidation. The accompanying consolidated financial statements include the accounts of the Company and those entities required to be consolidated under applicable accounting standards. All material intercompany profits, transactions, and balances among the consolidated entities have been eliminated.

Reclassifications. Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on net income or total stockholders’ equity and were primarily related to discontinued operations. See Note 2 (Discontinued Operations) for more information.

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements at December 31, 2014.

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

•	Held-to-maturity fixed maturity security, which is carried at amortized cost.
•

Equity securities, including common and nonredeemable preferred stocks, are classified as available-for-sale and are carried at fair value. When quoted market values are unavailable, we obtain estimates from independent pricing services or estimates fair value based upon a comparison to quoted issues of the same issuer or of other issuers with similar characteristics.

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

Investments are reviewed on a quarterly basis for other-than-temporary impairments (“OTTI”). Credit risk, interest rate risk, the amount of time the security has been in an unrealized loss position, actions taken by ratings agencies, and other factors are considered in determining whether an unrealized loss is other-than-temporary. Our consolidated statements of income for the three years ended December 31, 2014 reflect the impairment on debt securities that we intend to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale (“AFS”) debt securities that we have no intent to sell and believe that it is more likely than not we will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the remainder is recognized in accumulated other comprehensive income (“AOCI”) in the accompanying consolidated financial statements. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security. Any subsequent changes in fair value of the security related to non-credit factors recognized in other comprehensive income are presented as an adjustment to the amount previously presented in the net unrealized investment gains (losses) other-than-temporarily impaired category of accumulated other comprehensive income.

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

Reinsurance. We use reinsurance extensively, utilizing yearly renewable term (“YRT”) and coinsurance agreements. Under YRT agreements, we reinsure only the mortality risk, while under coinsurance, we reinsure a proportionate part of all risks arising under the reinsured policy. Under coinsurance, the reinsurer receives a proportionate part of the premiums, less commission allowances, and is liable for a corresponding part of all benefit payments.

All reinsurance contracts in effect for the three-year period ended December 31, 2014 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

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

Deferred Policy Acquisition Costs. We only defer the costs of acquiring new business to the extent that they result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. These deferred policy acquisition costs mainly include commissions and policy issue expenses. All other acquisition-related costs, including unsuccessful acquisition and renewal efforts, are charged to expense as incurred. Also, administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and are charged to expense as incurred.

DAC for term life insurance policies is amortized over the initial premium-paying period of the related policies in proportion to premium income. DAC for Canadian segregated funds is amortized over the life of the underlying policies at a constant rate based on the present value of the estimated gross profits expected to be realized over the life of the underlying policies. DAC is subject to recoverability testing annually and when impairment indicators exist.

See Note 7 (Deferred Policy Acquisition Costs) for more information related to our accounting for DAC.

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

The components of intangible assets were as follows:

	December 31,
	2014			2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Indefinite-lived intangible asset	$45,275	n/a	$45,275	$45,275	n/a	$45,275
Amortizing intangible assets	84,871	(68,426)	16,445	88,719	(65,131)	23,588
Total intangible assets	$130,146	$(68,426)	$61,720	$133,994	$(65,131)	$68,863

We have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with our sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of October 1, 2014 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.

We also have an amortizing intangible asset related to a 1995 sales agreement termination payment to Management Financial Services, Inc. This asset is supported by a non-compete agreement with the founder of our business model. We calculate the amortization of this contract buyout on a straight-line basis over 24 years, which represents the life of the non-compete agreement. Intangible asset amortization expense was approximately $3.4 million in 2014, 2013 and 2012. Amortization expense is expected to be approximately $3.4 million annually during the remainder of the amortization period. No events have occurred during 2014, and no factors exist as of December 31, 2014 that would indicate that the net carrying value of our amortizing intangible asset may not be recoverable or will not be used throughout its estimated useful life.

Property and Equipment. Property and equipment, which are included in other assets, are stated at cost, less accumulated depreciation. Depreciation is recognized on a straight-line basis over the asset’s estimated useful life, which is estimated as follows:

Estimated Useful Life
Data processing equipment and software	3 to 7 years
Leasehold improvements	Lesser of 15 years or remaining life of lease
Furniture and other equipment	5 to 15 years

Depreciation expense is included in other operating expenses in the accompanying consolidated statements of income. Depreciation expense was $7.0 million, $7.3 million, and $6.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Property and equipment balances were as follows:

	December 31,
	2014(1)	2013
	(In thousands)
Data processing equipment and software	$50,956	$59,237
Leasehold improvements	13,910	19,090
Other, principally furniture and equipment	26,763	34,783
	91,629	113,110
Accumulated depreciation	(65,166)	(88,060)
Net property and equipment	$26,463	$25,050

(1)  In 2014, property and equipment with no remaining net book value was disposed of in connection with asset maintenance activities and the move of our corporate headquarters. The gross carrying amount of assets and accumulated depreciation written off were each $28.9 million.

Separate Accounts. The separate accounts are primarily comprised of contracts issued by the Company through its subsidiary, Primerica Life Canada, pursuant to the Insurance Companies Act (Canada). The Insurance Companies Act authorizes Primerica Life Canada to establish the separate accounts.

The separate accounts are represented by individual variable annuity contracts. Purchasers of variable annuity contracts issued by Primerica Life Canada have a direct claim to the benefits of the contract that entitles the holder to units in one or more investment funds (the “Funds”) maintained by Primerica Life Canada. The Funds invest in assets that are held for the benefit of the owners of the contracts. The benefits provided vary in amount depending on the market value of the Funds’ assets. The Funds’ assets are administered by Primerica Life Canada and are held separate and apart from the general assets of the Company. The liabilities reflect the variable insurance annuity contract holders’ interests in variable annuity assets based upon actual investment performance of the respective Funds. Separate account operating results relating to contract holders’ interests are excluded from our consolidated statements of income.

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

Policyholder Liabilities. Future policy benefits are accrued over the current and expected renewal periods of the contracts. Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method, including assumptions as to interest rates, mortality, persistency, and other assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The underlying mortality tables are the Society of Actuaries (“SOA”) 65-70, SOA 75-80, SOA 85-90, and the 91 Bragg, modified to reflect various underwriting classifications and assumptions. Interest rate reserve assumptions at December 31, 2014 and 2013 ranged from approximately 3.5% to 7.0%. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.

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

Litigation. The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Legal contingencies are recognized when probable and can be reasonably estimated. Legal costs, such as attorney’s fees and other litigation-related expenses, that are incurred in connection with resolving litigation are expensed as incurred. These disputes are subject to uncertainties, including indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. Due to the difficulty of estimating costs of litigation, actual costs may be substantially higher or lower than any amounts reserved.

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

Commissions and Fees. We receive commission revenues from the sale of various non-life insurance products on a monthly basis. Commissions are generally received on sales of mutual funds and annuities. We also receive trail commission revenues from mutual fund and annuity products on a monthly basis based on the daily net asset value of shares sold by us. We, in turn, pay certain commissions to our sales force. Additionally, we receive marketing and support fees from product originators. We also receive management fees based on the average daily net asset value of managed investments and contracts related to separate account assets issued by Primerica Life Canada. We earn recordkeeping fees for administrative functions that we perform on behalf of several of our mutual fund providers and custodial fees for services performed as a non-bank custodian of our clients’ retirement plan accounts. We also receive recordkeeping fees monthly from mutual fund accounts on our servicing platform and, in turn, pay a third-party provider for its servicing of certain of these accounts. Commissions and fees are recognized as income during the period in which they are earned.

Benefits and Expenses. Benefit and expense items are charged to income in the period in which they are incurred. Both the change in policyholder liabilities, which is included in benefits and claims, and the amortization of deferred policy acquisition costs will vary with policyholder persistency.

Share-Based Transactions. For employee and director share-based compensation awards, we determine a grant date fair value, based on the price of our publicly-traded common stock, and recognize the related compensation expense, adjusted for expected forfeitures, in the statement of income on a straight-line basis over the requisite service period for the entire award. For non-employee share-based compensation, we recognize the impact during the period of performance, and the fair value of the award is measured as of the date performance is complete, which is the vesting date. To the extent that a share-based award contains sale restrictions extending beyond the vesting date, we reduce the recognized fair value of the award to reflect the corresponding illiquidity discount. Most non-employee share-based compensation is an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred. We defer these expenses and amortize the impact over the life of the underlying life insurance policies acquired.

Earnings Per Share (“EPS”). The Company has outstanding common stock and equity awards that consist of restricted stock, restricted stock units (“RSUs”), and stock options. The restricted stock and RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. Unvested restricted stock and unvested RSUs are deemed participating securities for purposes of calculating EPS as they maintain dividend rights.

See Note 13 (Earnings Per Share) for details related to the calculations of our basic and diluted EPS using the two-class method.

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

(2) Discontinued Operations

In January 2014, NBLIC sold the assets and liabilities of its short-term statutory disability benefit insurance business (“DBL”) to AmTrust North America, Inc. and its affiliates (the “buyer”). As part of the sale agreement, the buyer assumed all liabilities for DBL insurance policies. In addition, NBLIC transferred the assets held in support of DBL’s insurance liabilities and all other premium-related assets and liabilities to the buyer as of January 1, 2014. The results of DBL’s operations from January 1, 2014 forward were also transferred to the buyer. NBLIC received cash proceeds from the sale of $3.0 million and recognized a pre-tax gain on the sale of approximately $2.4 million, which comprised income from discontinued operations before income taxes in our results of operations for the year ended December 31, 2014.

We no longer have significant continuing involvement in the operations of DBL, and its direct cash flows have been eliminated from our ongoing operations. As a result, beginning in 2014, the results of operations for DBL have been reported in discontinued operations for all periods presented in the consolidated statements of income. The results of operations and the carrying values of the assets and liabilities related to DBL were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Total revenues from discontinued operations	$-	$36,878	$36,943
Income from discontinued operations before income taxes	2,427	6,192	766
Provision for income taxes	849	2,168	269
Income from discontinued operations, net income taxes	$1,578	$4,024	$497

	December 31, 2014	December 31, 2013
	(In thousands)
Premiums and other receivables	$-	$6,439
Policy claims and other benefits payable	-	5,047
Other liabilities	-	1,197

(3) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes retail and managed mutual funds and annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. In the United States, we distribute mutual fund and annuity products of several third-party companies. We also earn fees for account servicing on a subset of the mutual funds we distribute. In Canada, we offer a Primerica-branded fund-of-funds mutual fund product, as well as mutual funds of well-known mutual fund companies. These two operating segments are managed separately because their products serve different needs — term life insurance protection versus wealth-building savings products.

We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to the distribution of non-core products, prepaid legal services and various financial products other than our core term life insurance products generally underwritten or offered by third-party providers. The results of operations for DBL were previously reported in our Corporate and Other Distributed Products segment and have been reclassified into discontinued operations as discussed in Note 2 (Discontinued Operations).

Results of continuing operations by segment were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Revenues:
Term life insurance segment	$759,294	$694,975	$640,134
Investment and savings products segment	512,073	457,138	413,965
Corporate and other distributed products segment	68,663	78,457	99,673
Total revenues	$1,340,030	$1,230,570	$1,153,772
Income (loss) from continuing operations before income taxes:
Term life insurance segment	$201,033	$197,201	$185,926
Investment and savings products segment	146,017	105,149	121,116
Corporate and other distributed products segment	(71,328)	(57,344)	(40,920)
Total income from continuing operations before income taxes	$275,722	$245,006	$266,122

In connection with our IPO in 2010, we entered into a reinsurance agreement subject to deposit accounting (the “10% Coinsurance Agreement”) with Prime Reinsurance Company, Inc. (“Prime Re”), an affiliate of Citigroup. The deposit asset recognized in connection with our 10% Coinsurance Agreement generates an effective yield, which is reported in the Corporate and Other Distributed Products segment and reflected in net investment income in our consolidated statements of income. We then allocate the remaining net investment income based on the book value of the invested assets allocated to the Term Life Insurance segment compared to the book value of total invested assets.

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other operating expenses that are not directly attributable to a specific operating segment based on the relative sizes of our life-licensed and securities-licensed independent sales forces. These allocated costs include field technology, supervision, training and certain miscellaneous costs. We also allocate certain technology and occupancy costs to our operating segments based on usage. Any remaining unallocated revenue and expense items, as well as realized investment gains and losses, are reported in the Corporate and Other Distributed Products segment. We measure income and loss for the segments on an income before income taxes basis.

Total assets by segment were as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Assets:
Term life insurance segment	$7,165,373	$6,783,194	$6,400,126
Investment and savings products segment	2,642,753	2,699,000	2,810,137
Corporate and other distributed products segment	929,988	847,756	1,127,614
Total assets	$10,738,114	$10,329,950	$10,337,877

Assets specifically related to a segment are held in that segment. We allocate invested assets to the Term Life Insurance segment based on the book value of invested assets necessary to meet statutory reserve requirements and our targeted capital objectives. Remaining invested assets and all unrealized gains and losses are allocated to the Corporate and Other Distributed Products segment. The deposit asset recognized in connection with our 10% Coinsurance Agreement is reported in the Corporate and Other Distributed Products segment. A held-to-maturity security received in connection with the Vidalia Re Coinsurance Agreement is reported as part of our invested assets within the Term Life Insurance segment. DAC is recognized in a particular segment based on the product to which it relates. Separate account assets supporting the segregated funds product in Canada are held in the Investment and Savings Products segment. Any remaining unallocated assets are reported in the Corporate and Other Distributed Products segment.

Excluding separate accounts, the Investment and Savings Product segment assets were approximately $202.9 million, $195.8 million, and $192.8 million as of December 31, 2014, 2013, and 2012, respectively.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for more information regarding our operating segments.

Geographical Information. Results of continuing operations by country and long-lived assets — primarily tangible assets reported in other assets in our consolidated balance sheets —were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Revenues by country:
United States	$1,095,888	$998,186	$934,672
Canada	244,142	232,384	219,100
Total revenues	$1,340,030	$1,230,570	$1,153,772
Income from continuing operations before income taxes by country:
United States	$203,120	$177,312	$201,625
Canada	72,602	67,694	64,497
Total income from continuing operations before income taxes	$275,722	$245,006	$266,122

	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Long-lived assets by country:
United States	$25,897	$24,413	$12,908
Canada	566	637	450
Total long-lived assets	$26,463	$25,050	$13,358

(4) Investments

Available-for-sale Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of available-for-sale fixed-maturity and equity securities follow:

	December 31, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$15,145	$557	$(55)	$15,647
Foreign government	120,910	5,388	(3,801)	122,497
States and political subdivisions	38,163	2,719	(188)	40,694
Corporates	1,241,526	82,167	(7,825)	1,315,868
Mortgage- and asset-backed securities	251,756	13,050	(392)	264,414
Total fixed-maturity securities(1)	1,667,500	103,881	(12,261)	1,759,120
Equity securities	43,738	10,711	(1,059)	53,390
Total fixed-maturity and equity securities	$1,711,238	$114,592	$(13,320)	$1,812,510

(1)	Includes approximately $0.7 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$8,696	$485	$(127)	$9,054
Foreign government	111,610	7,512	(2,766)	116,356
States and political subdivisions	32,308	1,860	(468)	33,700
Corporates	1,240,100	84,545	(11,931)	1,312,714
Mortgage- and asset-backed securities	270,308	14,610	(1,030)	283,888
Total fixed-maturity securities(1)	1,663,022	109,012	(16,322)	1,755,712
Equity securities	32,592	7,935	(633)	39,894
Total fixed-maturity and equity securities	$1,695,614	$116,947	$(16,955)	$1,795,606

(1)	Includes approximately $2.1 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

All of our available-for-sale mortgage- and asset-backed securities represent variable interests in variable interest entities (“VIEs”). We are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. The maximum exposure to loss as a result of our involvement in these VIEs equals the carrying value of the securities.

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at December 31, 2014 follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$96,063	$97,085
Due after one year through five years	584,737	632,934
Due after five years through 10 years	686,366	711,668
Due after 10 years	48,578	53,019
	1,415,744	1,494,706
Mortgage- and asset-backed securities	251,756	264,414
Total fixed-maturity securities	$1,667,500	$1,759,120

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale securities was as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$101,272	$99,992
Currency swaps	23	72
Foreign currency translation adjustment	12,314	1,523
Other-than-temporary impairments	710	2,072
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	114,319	103,659
Deferred income taxes	(40,011)	(36,280)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$74,308	$67,379

Trading Securities. We maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $7.7 million and $13.0 million as of December 31, 2014 and 2013, respectively.

Held-to-maturity Security. Concurrent with the execution of the Vidalia Re Coinsurance Agreement, Vidalia Re entered into a Surplus Note Purchase Agreement (the “Surplus Note Purchase Agreement”) with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, “Hannover Re”) and a newly formed limited liability company (the “LLC”) owned by a third party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued a surplus note (the “Surplus Note”) to the LLC in exchange for a credit enhanced note from the LLC with an equal principal amount (the “LLC Note”). The principal amount of both the LLC Note and the Surplus Note will fluctuate over time to coincide with the amount of reserves contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. The LLC Note is guaranteed by Hannover Re through a credit enhancement feature in exchange for a fee.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. The LLC Note, which was rated AA- by Fitch Ratings, had an estimated unrealized holding gain of $8.8 million based on its amortized cost and estimated fair value as of December 31, 2014.

See Note 10 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $19.9 million and $18.4 million as of December 31, 2014 and 2013, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $50.2 million and $89.9 million as of December 31, 2014 and 2013, respectively.

Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Fixed-maturity securities (available-for-sale)	$84,687	$89,860	$100,520
Fixed-maturity security (held-to-maturity)	3,482	-	-
Equity securities	1,862	1,186	1,051
Policy loans and other invested assets	1,448	1,363	1,251
Cash and cash equivalents	247	272	454
Market return on deposit asset underlying 10% coinsurance agreement	3,095	938	2,903
Gross investment income	94,821	93,619	106,179
Investment expenses	(4,866)	(4,867)	(5,375)
Interest expense on Surplus Note	(3,482)	-	-
Net investment income	$86,473	$88,752	$100,804

The components of net realized investment gains (losses), as well as details on gross realized investment gains (losses) and proceeds from sales or other redemptions, were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$3,687	$6,734	$11,882
Gross losses from sales	(436)	(1,209)	(83)
Gains from securities transferred from available-for-sale to trading securities	-	-	323
Losses from securities transferred from available-for-sale to trading securities	-	-	(6)
Other-than-temporary impairment losses	(4,045)	(616)	(641)
Gains (losses) from bifurcated options	533	1,337	(93)
Net realized investment gains (losses)	$(261)	$6,246	$11,382
Supplemental information:
Gross realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$(794)	$4,909	$11,475
Tax expense (benefit) associated with realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$(278)	$1,718	$4,016
Proceeds from sales or other redemptions	$426,621	$371,215	$571,017

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

Available-for-sale fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $340.8 million and $454.2 million as of December 31, 2014 and 2013, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2014
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$7,201	$(1)	2	$896	$(54)	2
Foreign government	28,038	(1,317)	35	23,330	(2,484)	40
States and political subdivisions	1,694	(4)	3	2,720	(184)	4
Corporates	144,262	(3,818)	153	43,736	(4,007)	78
Mortgage-and asset-backed securities	49,591	(109)	43	16,847	(283)	20
Total fixed-maturity securities	230,786	(5,249)		87,529	(7,012)
Equity securities	6,849	(862)	15	2,303	(197)	1
Total fixed-maturity and equity securities	$237,635	$(6,111)		$89,832	$(7,209)

	December 31, 2013
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses		Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,817	$(36)	3	$859	$(91)		2
Foreign government	34,869	(2,190)	47	5,999	(576)		13
States and political subdivisions	8,520	(468)	11	152	-	(1)	1
Corporates	296,192	(9,510)	295	19,022	(2,421)		31
Mortgage-and asset-backed securities	54,215	(536)	46	10,523	(494)		9
Total fixed-maturity securities	397,613	(12,740)		36,555	(3,582)
Equity securities	3,081	(633)	7	-	-		-
Total fixed-maturity and equity securities	$400,694	$(13,373)		$36,555	$(3,582)

(1)	Less than one thousand.

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	December 31, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$144	$611	$31	$267

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Impairments on fixed-maturity securities not in default	$3,656	$609	$479
Impairments on equity securities	389	7	162
Total impairment charges	$4,045	$616	$641

The securities noted above were considered to be other-than-temporarily impaired due to our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; or analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. During 2014, we recognized impairment losses related to invested assets held at the Parent Company that we intended to sell to fund share repurchases, as well as credit impairments on certain other investments.

As of December 31, 2014, the unrealized losses on our available-for-sale invested asset portfolio were largely caused by interest rate sensitivity, foreign currency exchange rates on our Canadian dollar-denominated investments, and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investments. Because we have the ability to hold these investments until a market price recovery or maturity and we have no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.

Net impairment losses recognized in earnings were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Total impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$1,579	$832	$991
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	-	(479)	(563)
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	1,579	353	428
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	2,466	263	213
Net impairment losses recognized in earnings	$4,045	$616	$641

The roll-forward of the credit-related losses recognized in income for all fixed-maturity securities still held follows.

	Year ended December 31,
	2014	2013
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$14,516	$14,171
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	3,654	606
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	2	3
Reductions due to sales, maturities or calls of credit impaired securities	(1,723)	(264)
Cumulative OTTI credit losses recognized for securities still held, end of period	$16,449	$14,516

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of December 31, 2014 and 2013, the fair value of these bifurcated options was approximately $5.8 million and $4.6 million, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of December 31, 2014 and 2013. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

•

Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; certain mortgage- and asset-backed securities and bifurcated conversion options; and

•

Level 3. Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid fixed-maturity corporate securities, mortgage- and asset-backed securities.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$-	$15,647	$-	$15,647
Foreign government	-	122,497	-	122,497
States and political subdivisions	-	40,694	-	40,694
Corporates	2,104	1,313,534	230	1,315,868
Mortgage- and asset-backed securities	-	263,527	887	264,414
Total fixed-maturity securities	2,104	1,755,899	1,117	1,759,120
Equity securities	47,169	6,173	48	53,390
Trading securities	-	7,711	-	7,711
Separate accounts	-	2,440,303	-	2,440,303
Total fair value assets	$49,273	$4,210,086	$1,165	$4,260,524
Fair value liabilities:
Separate accounts	$-	$2,440,303	$-	$2,440,303
Total fair value liabilities	$-	$2,440,303	$-	$2,440,303

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$-	$9,054	$-	$9,054
Foreign government	-	116,356	-	116,356
States and political subdivisions	-	33,700	-	33,700
Corporates	1,282	1,310,739	693	1,312,714
Mortgage- and asset-backed securities	-	282,341	1,547	283,888
Total fixed-maturity securities	1,282	1,752,190	2,240	1,755,712
Equity securities	34,868	4,978	48	39,894
Trading securities	-	12,991	-	12,991
Separate accounts	-	2,503,829	-	2,503,829
Total fair value assets	$36,150	$4,273,988	$2,288	$4,312,426
Fair value liabilities:
Separate accounts	$-	$2,503,829	$-	$2,503,829
Total fair value liabilities	$-	$2,503,829	$-	$2,503,829

In assessing fair value of our investments, we use a third-party pricing service for approximately 95% of our securities. The remaining securities are primarily thinly traded securities valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating) and liquidity and yield based on quality rating, average life and treasury yields. All observable data inputs are corroborated by independent third-party data. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification as we are unable to evaluate the valuation technique(s) or significant inputs used to develop the quotes. Therefore, we do not internally develop the quantitative unobservable inputs used in measuring the fair value of Level 3 investments. However, we do corroborate pricing information provided by our third-party pricing servicing by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and or independently developed pricing methodologies.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2014	2013
	(In thousands)
Level 3 assets, beginning of period	$2,288	$5,221
Net unrealized gains (losses) included in other comprehensive income	(153)	(116)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	439	(278)
Purchases	-	2
Sales	-	-
Settlements	(1,409)	(314)
Transfers into Level 3	-	25
Transfers out of Level 3	-	(2,252)
Level 3 assets, end of period	$1,165	$2,288

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators as well as industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1 and Level 2 or Level 1 and Level 3 during the years ended December 31, 2014 and 2013.

Invested assets included in the transfer from Level 3 to Level 2 primarily were fixed-maturity investments for which we were able to obtain independent pricing quotes based on observable inputs.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2014		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,759,120	$1,759,120	$1,755,712	$1,755,712
Fixed-maturity security (held-to-maturity)	220,000	228,809	-	-
Equity securities	53,390	53,390	39,894	39,894
Trading securities	7,711	7,711	12,991	12,991
Policy loans	28,095	28,095	26,806	26,806
Deposit asset underlying 10% coinsurance agreement	157,256	157,256	124,413	124,413
Separate accounts	2,440,303	2,440,303	2,503,829	2,503,829
Liabilities:
Notes payable	$374,532	$411,916	$374,481	$385,161
Surplus note	220,000	227,127	-	-
Separate accounts	2,440,303	2,440,303	2,503,829	2,503,829

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

Our policy is to limit the amount of life insurance retained on the life of any one person to $1 million. To limit our exposure with any one reinsurer, we monitor the concentration of credit risk we have with our reinsurance counterparties, as well as their financial condition. No credit losses related to our reinsurance counterparties have been experienced by the Company during the three-year period ended December 31, 2014.

Due from reinsurers represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in due from reinsurers that we paid and which are recoverable from those reinsurers were $26.0 million and $32.9 million as of December 31, 2014 and 2013, respectively.

In connection with our corporate reorganization, Primerica Life, Primerica Life Canada and NBLIC entered into significant coinsurance transactions (the “coinsurance agreements”) on March 30, 2010 with Prime Re and two other affiliates of Citigroup (collectively, the “Citigroup reinsurers”). Under the coinsurance agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies in force at year-end 2009. Because these agreements were part of a business reorganization among entities under common control, they did not generate any deferred gain or loss upon their execution. Concurrent with signing these agreements, we transferred the corresponding account balances in respect of the coinsured policies along with the assets to support the statutory liabilities assumed by the Citigroup reinsurers. Each of the account balances transferred were at book value with no gain or loss recorded in net income.

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

A fourth agreement, the 10% Coinsurance Agreement, relates to a reinsurance transaction with Prime Re that includes an experience refund provision. This agreement does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the economic reserves. The deposit asset held in support of this agreement was $157.3 million and $124.4 million at December 31, 2014 and 2013, respectively. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on the deposit asset is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. We pay Prime Re a 3% finance charge for any statutory reserves required above the economic reserves. This finance charge is reflected in interest expense in our statements of income.

The following table represents the Company’s in-force life insurance at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Direct life insurance in force	$685,998,013	$679,337,825
Amounts ceded to other companies	(607,218,906)	(601,309,340)
Net life insurance in force	$78,779,107	$78,028,485
Percentage of reinsured life insurance in force	89%	89%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	December 31, 2014		December 31, 2013
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company(1)	$2,645,011	NR	$2,572,800	NR
SCOR Global Life Reinsurance Companies(2)	373,947	A	372,479	A
Financial Reassurance Company 2010, Ltd.(1)	320,718	NR	343,144	NR
Swiss Re Life & Health America Inc.(3)	260,734	A+	260,775	A+
American Health and Life Insurance Company(1)	175,755	A-	174,722	A-
Munich American Reassurance Company	100,846	A+	100,856	A+
Korean Reinsurance Company	89,300	A	89,405	A
RGA Reinsurance Company	78,143	A+	75,629	A+
TOA Reinsurance Company	20,139	A+	18,824	A+
Hannover Life Reassurance Company	18,694	A+	16,862	A+
All other reinsurers	32,246	-	29,558	-
Due from reinsurers	$4,115,533		$4,055,054

NR – not rated

(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.
(2)	Includes amounts ceded to Transamerica Reinsurance Companies and fully retroceded to SCOR Global Life Reinsurance Companies.
(3)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.

Certain reinsurers with which we do business receive group ratings. Individually, those reinsurers are SCOR Global Life Americas Reinsurance Company, SCOR Global Life U.S.A. Reinsurance Company, SCOR Global Life Re Insurance Company of Delaware, and SCOR Global Life of Canada.

As Prime Re and Financial Reassurance Company 2010, Ltd. (“FRAC”) do not have financial strength ratings, we required various safeguards prior to executing the coinsurance agreements with these entities. Both coinsurance agreements include provisions to ensure that Primerica Life and Primerica Life Canada receive full regulatory credit for the reinsurance treaties. Under these agreements, Primerica Life and Primerica Life Canada will be able to recapture the ceded business with no fee in the event Prime Re or FRAC do not comply with the various safeguard provisions in their respective coinsurance agreements. Prime Re also has entered into a capital maintenance agreement requiring Citigroup to provide additional funding, if needed, at any point during the term of the agreement up to the maximum as described in the capital maintenance agreement.

(7) Deferred Policy Acquisition Costs

We defer the costs of acquiring new business to the extent that they result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. The amortization of DAC requires us to make certain assumptions regarding persistency, expenses, interest rates and claims. For DAC associated with term life insurance policies, these assumptions may not be modified, or unlocked, unless recoverability testing deems them to be inadequate. We update assumptions for new business to reflect the most recent experience. For DAC associated with Canadian segregated funds, the assumptions used in determining amortization expense are evaluated regularly and are updated if actual experience or other evidence suggests revisions to earlier estimates are appropriate.

DAC amortization for term life insurance policies is affected by differences between the original assumptions used for persistency, expenses, interest rates and claims and actual results and are recognized in the period in which the change occurs. For policies underlying the Canadian segregated funds, gross profits and the resulting DAC amortization will vary with actual fund returns, redemptions and expenses. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results could result in a material increase or decrease of DAC amortization in a particular period.

In determining DAC amortization expense for term life insurance policies, we use interest rates available at the time a policy is issued. For policies issued in 2010 and after, we have been using an increasing interest rate assumption based on the historically low interest rate environment. Interest rate assumptions at December 31, 2014 and 2013 ranged from 3.5% to 7.0%.

DAC is subject to recoverability testing annually and when impairment indicators exist. The recoverability of DAC is dependent on the future profitability of the related policies, which, in turn, is dependent principally upon mortality, persistency, investment returns, and the expense of administering the business, as well as upon certain economic variables, such as inflation.

The balances of and activity in DAC were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
DAC balance, beginning of period	$1,208,466	$1,066,422	$904,485
Capitalization	303,543	283,341	276,840
Amortization	(144,378)	(129,183)	(118,598)
Foreign exchange and other	(16,451)	(12,114)	3,695
DAC balance, end of period	$1,351,180	$1,208,466	$1,066,422

(8) Separate Accounts

The Funds primarily consist of a series of banded investment funds known as the Asset Builder Funds and a money market fund known as the Cash Management Fund. In 2014, the Funds introduced a registered retirement income fund known as the Strategic Retirement Income Fund. The principal investment objective of the Asset Builder Funds is to achieve long-term growth while preserving capital. The principal objective of the Strategic Retirement Income Fund is to provide a stream of investment income while at the same time defensively preserving capital. The Asset Builder Funds and the Strategic Retirement Income Fund use diversified portfolios of publicly-traded Canadian stocks, investment-grade corporate bonds, Government of Canada bonds, and foreign equity investments to achieve their objectives. The Cash Management Fund invests in government guaranteed short-term bonds and short-term commercial and bank papers, with the principal investment objective being the provision of interest income while maintaining liquidity and preserving capital.

Under these contract offerings, benefit payments to contract holders or their designated beneficiaries are only due upon death of the annuitant or upon reaching a specific maturity date. Benefit payments are based on the value of the contract holder’s units in the portfolio at the payment date, but are guaranteed to be no less than 75% of the contract holder’s contribution, adjusted for withdrawals. Account values are not guaranteed for withdrawn units if contract holders make withdrawals prior to the maturity dates. Maturity dates for contracts investing in the Asset Builder Funds and Cash Management Fund vary by contract and range from 10 to 56 years from the contract issuance date. Contracts investing in the Strategic Retirement Income Fund mature when the policyholder reaches age 100, which is a minimum of 20 years after issue. The Strategic Retirement Income Fund is designed to provide periodic retirement income payments and as such, regular withdrawals, subject to legislated minimums, are anticipated. The cumulative effects of the periodic withdrawals are expected to substantially reduce both account and minimum guaranteed values prior to maturity.

Both the asset and the liability for the separate accounts reflect the net value of the underlying assets in the portfolio as of the reporting date. Primerica Life Canada’s exposure to losses under the guarantee at the time of account maturity is limited to contract holder accounts that have declined in value more than 25%, adjusted for withdrawals, since the contribution date prior to maturity. Because maturity dates are of a long-term nature, the likelihood guarantee payments are required at any given point is very small. Additionally, the portfolios consist of a very large number of individual contracts, further spreading the risk related to the guarantee being exercised upon death. The length of the contract terms provides significant opportunity for the underlying portfolios to recover any short-term losses prior to maturities or deaths of the contract holders. Furthermore, the funds’ investment allocations are aligned with the maturity risks of the related contracts and include investments in Government Strip Bonds and floating rate notes.

We periodically assess the exposure related to these contracts to determine whether any additional liability should be recorded. As of December 31, 2014 and 2013, an additional liability for these contracts was deemed to be unnecessary.

The following table represents the fair value of assets supporting separate accounts by major investment category:

	Year ended December 31,
	2014	2013
	(In thousands)
Fixed income securities	$1,019,034	$1,044,231
Equity securities	1,318,382	1,425,491
Cash and cash equivalents	104,983	35,685
Due to/from funds	(2,536)	(2,210)
Other	440	632
Total separate accounts assets	$2,440,303	$2,503,829

(9) Insurance Reserves

Changes in policy claims and other benefits payable were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Policy claims and other benefits payable, beginning of period	$253,304	$254,533	$241,754
Less reinsured policy claims and other benefits payable	248,185	269,279	236,930
Net balance, beginning of period	5,119	(14,746)	4,824
Incurred related to current year	130,075	147,639	150,352
Incurred related to prior years	468	(4,956)	(3,208)
Total incurred	130,543	142,683	147,144
Claims paid related to current year, net of reinsured policy claims received	(136,873)	(150,922)	(183,208)
Reinsured policy claims received related to prior years, net of claims paid	7,534	28,601	16,307
Total paid	(129,339)	(122,321)	(166,901)
Sale of DBL	(5,047)	-	-
Foreign currency	(493)	(497)	187
Net balance, end of period	783	5,119	(14,746)
Add reinsured policy claims and other benefits payable	264,049	248,185	269,279
Balance, end of period	$264,832	$253,304	$254,533

See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for details regarding the accounting for policyholder liabilities.

(10) Debt

Notes Payable. Notes payable consisted of the following:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
4.75% senior notes payable, due July 15, 2022	$375,000	$375,000
Unamortized issuance discount on notes payable	(468)	(519)
Total notes payable	$374,532	$374,481

At December 31, 2014, we had $375.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in 2012 at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15, and are scheduled to mature on July 15, 2022. We were in compliance with the covenants of the Senior Notes at December 31, 2014. No events of default occurred on the Senior Notes during the year ended December 31, 2014.

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

Surplus Note. As of December 31, 2014, the principal amount outstanding on the Surplus Note issued by Vidalia Re was approximately $220.0 million, equal to the principal amount of the LLC Note invested asset. The Surplus Note was issued in exchange for the LLC Note, which supports certain obligations of Vidalia Re for a portion of the statutory accounting-based reserves (commonly referred to as Regulation XXX reserves) related to the Vidalia Re Coinsurance Agreement. The principal amount of the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of reserves contractually supported. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for ceded policies issued in 2011, 2012, 2013, and 2014, the maximum principal amounts of the Surplus Note and the LLC Note are expected to be approximately $915.0 million each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the credit enhancement feature underlying the LLC Note. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

See Note 4 (Investments) for more information on the LLC Note.

(11) Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2014
Federal	$44,356	$31,590	$75,946
Foreign	24,403	(4,826)	19,577
State and local	1,372	(1,007)	365
Total tax expense	$70,131	$25,757	$95,888

Year ended December 31, 2013
Federal	$33,798	$32,919	$66,717
Foreign	32,797	(14,410)	18,387
State and local	1,377	(176)	1,201
Total tax expense	$67,972	$18,333	$86,305

Year ended December 31, 2012
Federal	$51,032	$24,517	$75,549
Foreign	26,836	(11,130)	15,706
State and local	1,613	(55)	1,558
Total tax expense	$79,481	$13,332	$92,813

Total income tax expense from continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the statutory federal tax rate of 35%. The reconciliation for such difference follows:

	Year ended December 31,
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$96,503	35.0%	$85,752	35.0%	$93,143	35.0%
Other	(615)	(0.2)%	553	0.2%	(330)	(0.1)%
Total tax expense / effective rate	$95,888	34.8%	$86,305	35.2%	$92,813	34.9%

The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Policy benefit reserves and unpaid policy claims	$216,768	$207,662
Intangibles and tax goodwill	43,822	47,591
Future deductible liabilities	22,972	27,606
Other	19,764	15,759
Total deferred tax assets	303,326	298,618

Deferred tax liabilities:
Deferred policy acquisition costs	(291,683)	(269,534)
Investments	(28,909)	(26,010)
Unremitted earnings on foreign subsidiaries	(2,602)	(2,848)
Reinsurance deposit asset	(55,040)	(43,544)
Other	(14,463)	(15,098)
Total deferred tax liabilities	(392,697)	(357,034)
Net deferred tax liabilities	$(89,371)	$(58,416)

The majority of total deferred tax assets are attributable to future policy benefit reserves and unpaid policy claims, which represents the difference between the financial statement carrying value and tax basis for liabilities for future policy benefits. The tax basis for future policy benefit reserves and unpaid policy claims is actuarially determined in accordance with guidelines set forth in the Internal Revenue Code. The majority of total deferred tax liabilities are attributable to DAC, which represents the difference between the policy acquisition costs capitalized for U.S. GAAP purposes and those capitalized for tax purposes, as well as the difference in the resulting amortization methods.

The Company has state net operating losses resulting in a deferred tax asset of approximately $7.3 million, which are available for use through 2034. The Company has no other material net operating loss or credit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There was no deferred tax asset valuation allowance at December 31, 2014 and 2013.

The Company has direct and indirect ownership of a group of controlled foreign corporations in Canada. We have asserted a position of permanent reinvestment for the difference in share basis and certain operational earnings. Such operational earnings if not permanently reinvested would have generated a deferred tax liability of approximately $10.6 million as of December 31, 2014. For those operational earnings for which we have not made a permanent reinvestment assertion, we have established a deferred tax liability to account for the U.S. tax liability that will occur upon repatriation of such earnings. As of December 31, 2014, we had approximately $28.5 million in Canadian operational earnings available to be repatriated to the U.S. for which we have not made a permanent reinvestment assertion.

The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $8.9 million and $8.3 million as of December 31, 2014 and 2013, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. As of December 31, 2014 and 2013, the total amount of accrued interest and penalties in the consolidated balance sheets were approximately $2.6 million and $2.9 million, respectively. Additionally, we recognized interest related to unrecognized tax benefits in the consolidated statements of income of less than $0.1 million of expense in 2014 and 2013 and approximately $0.1 million of benefit in 2012.

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
	(In thousands)
Unrecognized tax benefits, beginning of period	$16,607	$20,996
Change in prior period unrecognized tax benefits	(16)	32
Change in current period unrecognized tax benefits	2,102	2,108
Reductions as a result of a lapse in statute of limitations	(2,679)	(6,529)
Unrecognized tax benefits, end of period	$16,014	$16,607

We have no penalties included in calculating our provision for income taxes. There is no significant change that is reasonably possible to occur within twelve months of the reporting date.

In connection with our corporate reorganization, we entered into a tax separation agreement with Citigroup, whereby Citigroup agreed to indemnify the Company against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability related to any taxable period ending on or before April 2010. As of December 31, 2014, the Company had a Citigroup tax indemnification asset of $4.8 million.

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

The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the years ended December 31, 2009 and thereafter for federal tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2008 and thereafter for federal and provincial tax purposes. For those periods prior to the IPO, we are fully indemnified by Citigroup.

(12) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows.

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Common stock, beginning of period	54,834	56,374	64,883
Shares of restricted common stock issued	-	280	438
Shares issued for stock options exercised	4	-	-
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	502	1,122	998
Common stock retired	(3,171)	(2,942)	(9,945)
Common stock, end of period	52,169	54,834	56,374

The above reconciliation excludes RSUs, which do not have voting rights. As RSUs lapse, we issue common shares with voting rights. As of December 31, 2014, we had a total of approximately 1.2 million RSUs outstanding.

In 2012, we purchased approximately 7.8 million shares of our common stock owned by certain private equity funds managed by Warburg Pincus LLC (“Warburg Pincus”), which obtained shares of our common stock and warrants to purchase 4,103,110 additional shares of our common stock (the “warrants”) at a purchase price of $18.00 per underlying share in a private sale by Citigroup in connection with our IPO. The prices of the shares repurchased were based on the per share market value of our common stock at the time of the purchases. In addition, we repurchased approximately 1.7 million shares of our common stock in open market transactions during 2012.

In 2013, we repurchased the remaining equity interest in our Company held by Warburg Pincus, which included approximately 2.5 million shares of our common stock and all outstanding warrants. The per-share purchase price was determined based on the closing price of our common stock on May 28, 2013, which was the execution date of the agreement to repurchase the shares, and the purchase price per warrant was equal to the per-share purchase price less the warrant exercise price per underlying share as noted above.

In November 2013, our Board of Directors authorized a share repurchase program for up to $150.0 million of our outstanding common stock (the “share repurchase program”). Under the share repurchase program, we repurchased 3,016,615 shares of our common stock in open market transactions for an aggregate purchase price of approximately $147.9 million in 2014. As of December 31, 2014, there was approximately $2.1 million remaining for repurchases of our outstanding common stock under the share repurchase program.

In November 2014, our Board of Directors authorized a share repurchase program for up to $150.0 million of our outstanding common stock during 2015. Shares of our common stock have not been repurchased under this plan as of December 31, 2014.

(13) Earnings Per Share

The Company has outstanding common stock and equity awards that consist of restricted stock, RSUs and stock options. In addition, the warrants held by Warburg Pincus were outstanding until we repurchased and retired them in 2013. The restricted stock and RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations.

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

The calculation of basic and diluted EPS follows.

	Year ended December 31,
	2014	2013	2012
	(In thousands, except per-share amounts)
Basic EPS
Numerator (continuing operations):
Income from continuing operations	$179,834	$158,701	$173,309
Income attributable to unvested participating securities	(2,038)	(2,605)	(4,637)
Income from continuing operations used in calculating basic EPS	$177,796	$156,096	$168,672
Numerator (discontinued operations):
Income from discontinued operations	$1,578	$4,024	$497
Income attributable to unvested participating securities	(18)	(66)	(13)
Income from discontinued operations used in calculating basic EPS	$1,560	$3,958	$484
Denominator:
Weighted-average vested shares	54,567	55,834	61,059
Basic EPS from continuing operations	$3.26	$2.80	$2.76
Basic EPS from discontinued operations	$0.03	$0.07	$0.01

Diluted EPS
Numerator (continuing operations):
Income from continuing operations	$179,834	$158,701	$173,309
Income attributable to unvested participating securities	(2,037)	(2,575)	(4,548)
Income from continuing operations used in calculating diluted EPS	$177,797	$156,126	$168,761
Numerator (discontinued operations):
Income from discontinued operations	$1,578	$4,024	$497
Income attributable to unvested participating securities	(18)	(65)	(13)
Income from discontinued operations used in calculating diluted EPS	$1,560	$3,959	$484
Denominator:
Weighted-average vested shares	54,567	55,834	61,059
Dilutive effect of incremental shares if issued for warrants outstanding	-	787	1,342
Dilutive effect of incremental shares to be issued for equity awards	31	4	-
Weighted-average shares used in calculating diluted EPS	54,598	56,625	62,401
Diluted EPS from continuing operations	$3.26	$2.76	$2.70
Diluted EPS from discontinued operations	$0.03	$0.07	$0.01

(14) Share-Based Transactions

The Company has outstanding equity awards under its Omnibus Incentive Plan (“OIP”). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employee directors, and sales force leaders under the OIP. As of December 31, 2014, we had approximately 2.1 million shares available for future grants under this plan.

Employee and Director Share-Based Compensation. As of December 31, 2014, the Company had outstanding restricted stock, RSUs, and stock options issued to our management (officers and other key employees), as well as restricted stock, RSUs, and deferred RSUs issued to our non-employee directors, under the OIP.

Restricted Stock and RSUs. The Company granted shares of restricted stock and RSUs to management (“management restricted stock and RSU awards”) as follows:

•

Prior to 2014, management of the Company’s U.S. based subsidiaries received restricted stock and management of the Company’s Canadian subsidiaries received RSUs. These awards have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

In 2014, management (regardless of geography) received RSUs that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date. During the third quarter of 2014, the Compensation Committee of the Board of Directors amended the equity awards granted to management in 2014 (the “modified awards”) to provide for such awards to vest upon the voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75.

The Company granted shares of restricted stock and RSUs to non-employee members of the Board of Directors (“director restricted stock and RSU awards”) as follows:

•

Prior to 2013, non-employee directors received restricted stock that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

In 2013, non-employee directors received RSUs that have time-based vesting requirements that lapse approximately one year after the grant date. These awards also contain post-vesting sale restrictions until the non-employee director no longer serves on our Board.

•

In 2014, non-employee directors received RSUs that have time-based vesting requirements with equal and annual graded vesting over four quarters subsequent to the grant date. These awards also contain post-vesting sale restrictions until the non-employee director no longer serves on our Board.

•	In addition, certain directors elected to defer their cash and/or equity retainers into deferred RSUs, which vest immediately or on the dates the RSUs would have vested, respectively.

All of our outstanding management and director restricted stock and RSU awards are eligible for dividends or dividend equivalents regardless of vesting status.

In connection with our granting of management and director restricted stock and RSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Total management and director restricted stock and RSU awards	$15,726	$13,101	$18,944
Tax benefit associated with total management and director restricted stock and RSU award expense	5,322	3,936	4,533

The following table summarizes management and director restricted stock and RSU activity during the years ended December 31, 2014, 2013, and 2012.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee restricted stock and RSUs, December 31, 2011	2,064	$16.88
Granted	458	25.40
Forfeited	(13)	22.70
Vested	(1,002)	16.43
Unvested employee restricted stock and RSUs, December 31, 2012	1,507	19.72
Granted	322	32.76
Forfeited	(9)	28.72
Vested	(1,098)	17.59
Unvested employee restricted stock and RSUs, December 31, 2013	722	28.67
Granted	279	41.31
Forfeited	(13)	30.49
Vested	(408)	28.53
Unvested employee restricted stock and RSUs, December 31, 2014	580	34.67

As of December 31, 2014, total compensation cost not yet recognized in our financial statements related to management and director restricted stock and RSU awards with time-based vesting conditions yet to be reached was approximately $7.1 million, and the weighted-average period over which cost will be recognized was 0.8 years. Compensation costs related to management and director restricted stock and RSU awards were impacted by plan modifications, resulting in the accelerated recognition of expense for certain equity awards. Although the expense related to these modifications have been recognized, the respective equity awards are included in the above table until such time as the retirement eligible employees elect to retire. See the modifications section below for more details.

Stock Options. Beginning in 2013, the Company issued stock options to certain of its executive officers under the OIP as part of their annual equity compensation. The remaining annual equity compensation for these executive officers was granted in the form of management restricted stock awards and RSUs discussed above. Stock options are generally granted with an exercise price equal to the fair market value of our common stock on the grant date, and they expire 10 years from the date of grant. These options have time-based restrictions with equal and annual graded vesting over a three-year period. Stock options issued in 2014 are included in the equity awards that were modified to provide for such awards to vest upon the voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. Upon retirement, employees have the lesser of three years or the remaining option term to exercise any vested options.

Compensation expense and related tax benefits recognized for stock options awards were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Expense recognized for stock option awards	$1,803	$323	$-
Tax benefit recognized for stock option awards	631	113	-

The fair value of each option was estimated on the date of grant using the Black-Scholes model. We derived expected volatility after considering our own historical volatility, as well as other public peer companies’ historical volatilities. The Company’s per share dividend yield as of the grant date was used as the input for the expected dividend payout on the underlying shares. The risk-free interest rate was based on the U.S. Treasury yield for a term approximating the expected life of the options at the time of grant. The Company used the simplified method to determine the expected life of options, as there was no historical exercise activity for the Company’s stock option awards as of the grant date. All inputs into the Black-Scholes model were estimates made at the time of grant. The actual realized value of each option grant could materially differ from these estimates, which would have no impact to future reported compensation expense.

The following assumptions were used to estimate the fair value of stock options granted:

	Year ended December 31,
	2014	2013	2012
Expected volatility	33.00%	30.00%	n/a
Expected per share dividend yield	1.17%	1.35%	n/a
Risk-free interest rate	1.81%	1.06%	n/a
Expected term of options using simplified method	6 years	6 years	n/a
Fair value per option	$12.54	$8.44	n/a

The following table summarizes activity related to stock options outstanding and exercisable during the years ended December 31, 2014 and 2013.

	Outstanding		Exercisable
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
Outstanding at December 31, 2012	—	n/a	—	n/a
Granted	134	$32.63
Exercised	—	—		n/a
Outstanding at December 31, 2013	134	32.63	—	n/a
Granted	116	41.20
Exercised	(4)	32.63
Outstanding at December 31, 2014	246	36.67	40	$32.63

Range of granted option exercise prices outstanding at December 31, 2014:
$32.63 (average term remaining - 8.2 years)	130	$32.63	40	$32.63
$41.20 (average term remaining - 9.1 years)	116	41.20	—	n/a

The aggregate intrinsic value represents the difference between the exercise price of our stock options and the quoted closing price of our common stock as of December 31, 2014. A summary of the intrinsic values of our stock options is as follows:

December 31, 2014
(In thousands)
Aggregate intrinsic value of exercisable stock options	$873
Aggregate intrinsic value of stock options expected to vest	3,451
Aggregate intrinsic value of stock options outstanding	$4,324

The intrinsic value of options exercised and the tax benefit realized from the options that were exercised during the year ended December 31, 2014 was approximately $53 thousand and $19 thousand, respectively. The value of issued shares that were withheld to satisfy the exercise price for stock options exercised during the year ended December 31, 2014 was approximately $142 thousand. As of December 31, 2014, there was approximately $0.5 million of total unrecognized compensation cost related to unvested options, and the weighted-average period over which cost will be recognized was approximately 0.9 years. Compensation costs related to stock option awards were impacted by plan modifications, resulting in the accelerated recognition of expense for certain equity awards. Although the expense related to these modifications have been recognized, the respective equity awards are included in the above table until such time as the retirement eligible employees elect to retire. See the modifications section below for more details.

Modification of Equity Awards Issued to Management in 2014. All unrecognized equity compensation expense for the modified awards granted to retirement eligible employees as of the date of the modification was recognized immediately during the third quarter of 2014 as there is no remaining substantive future requisite service period for these awards. The modification affects the timing of expense recognition for the modified awards and not the total amount of expense to be recognized given that the amount of awards expected to vest under the original service condition is not significantly different from the amount of awards now expected to vest after the modification. Almost one-third of our 2014 management equity award recipients were retirement eligible as of the date the modification was made. As a result of this modification, approximately $4.6 million of equity compensation expense for the modified awards was accelerated into 2014 rather than being recognized over the three-year vesting period of the award. This expense acceleration in 2014 will reduce the originally scheduled equity compensation expense for the modified awards in each subsequent period through the final vesting date in 2017. The retirement eligibility provision is expected to be included in equity awards granted to management in future periods.

Non-Employee Share-Based Compensation. Non-employee share-based transactions relate to the granting of RSUs to members of our sales force (“agent equity awards”). Agent equity awards are generally granted as a part of quarterly contests for successful life insurance policy acquisitions or renewals and, in the second half of 2014, for sales of investment and savings products for which the grant and the service period occur within the same calendar quarter.

The following table summarizes non-employee RSU activity during the years ended December 31, 2014, 2013, and 2012.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2011	117	$17.55
Granted	379	22.94
Vested	(364)	20.38
Unvested non-employee RSUs, December 31, 2012	132	25.42
Granted	504	32.14
Vested	(532)	29.64
Unvested non-employee RSUs, December 31, 2013	104	36.44
Granted	295	45.08
Vested	(326)	41.23
Unvested non-employee RSUs, December 31, 2014	73	49.98

Agent equity awards vest and are measured using the fair market value at the conclusion of the quarterly contest; which is the time that performance is complete. However, agent equity awards are subject to long-term sales restrictions expiring over three years. Because the sale restrictions extend up to three years beyond the vesting period, the fair market value of the awards incorporates an illiquidity discount reflecting the risk associated with the post-vesting restrictions. To quantify this discount for each award, we use a series of put option models with one-, two- and three-year tenors to estimate a hypothetical cost of eliminating the downside risk associated with the sale restrictions.

The most significant assumptions in the Black-Scholes models are the volatility assumptions. We derive volatility assumptions primarily from the historical volatility of our common stock using terms comparable to the sale restriction terms.

The following table presents the assumptions used in valuing quarterly RSU grants to agents:

	Year ended December 31,
	2014	2013	2012
Expected volatility	17% to 31%	20% to 35%	20% to 50%
Quarterly dividends expected	$0.12	$0.11	$0.03 to $0.09
Risk-free interest rates	Less than 2%	Less than 2%	Less than 1%

To the extent that these awards are an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, we defer and amortize the fair value of the awards in the same manner as other deferred policy acquisition costs. All agent equity awards that are not directly related to the acquisition or renewal of life insurance policies are recognized as expense over the requisite vesting period.

Details on the granting and valuation of these awards follow:

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per-share amounts)
Total quarterly non-employee RSUs granted	294,985	503,737	378,505
Measurement date per-share fair value of awards	$42.96 to $49.98	$26.39 to $36.44	$20.36 to $25.42
Illiquidity discounts	8% to 9%	13% to 18%	17% to 32%
Quarterly incentive awards expense recognized currently	$453	$364	$-
Quarterly incentive awards expense deferred	13,598	15,818	8,686
Concurrent tax benefit of deferred expense	4,500	5,001	2,640

As of December 31, 2014, all agent equity awards were fully vested with the exception of approximately 73,000 shares that vested on January 1, 2015. As such, any related compensation cost not recognized as either expense or deferred acquisition costs in our financial statements through December 31, 2014 is immaterial.

(15) Statutory Accounting and Dividend Restrictions

U.S. Insurance Subsidiaries. Our U.S. insurance subsidiaries include Primerica Life, NBLIC, Peach Re, and Vidalia Re. Primerica Life, which wholly owns Peach Re and Vidalia Re, ceded to each in separate coinsurance arrangements certain level premium term life insurance policies.

Our U.S. insurance subsidiaries are required to report their results of operations and financial position to state authorities on the basis of statutory accounting practices prescribed or permitted by such authorities and the National Association of Insurance Commissioners (“NAIC”), which is a comprehensive basis of accounting other than U.S. GAAP. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company’s principal life insurance company, Primerica Life, prepares its statutory financial statements on the basis of accounting practices prescribed or permitted by the NAIC and the Massachusetts Division of Insurance (“Massachusetts DOI”) and includes the statutory financial statements of its wholly owned insurance subsidiaries, NBLIC, Peach Re, and Vidalia Re. NBLIC’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the NAIC and the New York State Department of Financial Services, while the statutory financial statements of Peach Re and Vidalia Re are prepared on the basis of accounting practices prescribed or permitted by the NAIC and the Vermont Department of Financial Regulation (“Vermont DOI”). Our U.S. insurance subsidiaries’ ability to pay dividends to their parent is subject to and limited by the various laws and regulations of their respective states. There are no regulatory restrictions on the ability of the Parent Company to pay dividends.

Primerica Life’s statutory ordinary dividend capacity is based on the greater of: (1) the previous year’s statutory net gain from operations (excluding pro rata distributions of any class of the insurer’s own securities) or (2) 10% of the previous year-end statutory surplus (net of capital stock), which may only be paid out of statutory unassigned surplus. Dividends that, together with the amount of other distributions or dividends made within the preceding 12 months, exceed this statutory limitation are referred to as extraordinary dividends. Extraordinary dividends require advance notice to the Massachusetts DOI, Primerica Life’s primary state insurance regulator, and are subject to potential disapproval. For dividends exceeding these thresholds, Primerica Life must provide notice to the Massachusetts DOI and receive notice that the Massachusetts DOI does not object to the payment of such dividends.

Primerica Life’s statutory capital and surplus and statutory unassigned surplus at December 31, 2014 and 2013 was as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Statutory capital and surplus	$498,992	$563,260
Statutory unassigned surplus	9,773	99,707

Primerica Life’s statutory net gain from operations was approximately $267.4 million and $306.7 million in 2014 and 2013, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2014 or 2013. During 2014, Primerica Life paid ordinary dividends of $235.0 million to the Parent Company and had estimated ordinary dividend capacity of approximately $9.8 million as of January 1, 2015.

Primerica Life’s investment basis in NBLIC, Peach Re, and Vidalia Re reflect their statutory capital and surplus amounts recorded in accordance with statutory accounting practices prescribed or permitted by the NAIC and each subsidiary’s state of domicile; New York and Vermont, respectively. Peach Re was formed as a special purpose financial captive insurance company and, with the explicit permission of the Vermont DOI, has included the value of a letter of credit serving as collateral for its policy reserves as an admitted asset in its statutory capital and surplus. This permitted accounting practice was critical to the organization and operational plans of Peach Re and explicitly included in the licensing order issued by the Vermont DOI. The impact of this permitted practice as of December 31, 2014 was approximately $507.0 million on Peach Re’s statutory capital and surplus. As of December 31, 2014, if Peach Re had not been permitted to include the letter of credit as an admitted asset, Primerica Life would have been below the minimum statutory capital and surplus level of approximately $79.3 million that triggers a regulatory action event. However, if Peach Re was not permitted to include the letter of credit as an admitted asset in its statutory capital and surplus, Primerica Life would not have paid the ordinary dividends to the Parent Company that were paid in 2014.

Canadian Insurance Subsidiary. Primerica Life Canada is incorporated under the provisions of the Canada Business Corporations Act and is a domiciled Canadian Company subject to regulation under the Insurance Companies Act (Canada) by the Office of the Superintendent of Financial Institutions in Canada (“OSFI”) and by Provincial Superintendents of Financial Institutions/Insurance in those provinces in which Primerica Life Canada is licensed. The financial statements of Primerica Life Canada are prepared in accordance with International Financial Reporting Standards (“IFRS”).

Primerica Life Canada’s capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds projected capital requirements. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI’s capital guidelines. As of December 31, 2014 and 2013, Primerica Life Canada’s statutory capital and surplus satisfied regulatory requirements and was approximately $290.1 million and $279.9 million, respectively.

In Canada, dividends can be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. Primerica Life Canada’s dividend capacity at January 1, 2015 is estimated to be approximately $114.8 million, which is calculated based on its projection of maintaining internal target capital requirements under certain adverse capital scenarios during each year over the next five years. The actual amount of future dividends that Primerica Life Canada will declare and pay is also subject to the Company’s asserted position of permanent reinvestment of certain unremitted earnings discussed in Note 11 (Income Taxes).

(16) Commitments and Contingent Liabilities

Commitments. We lease office equipment and office and warehouse space under various noncancellable operating lease agreements that expire through June 2028. Total minimum rent expense was $7.7 million, $8.3 million, and $6.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. We had no contingent rent expense during 2014, 2013, and 2012. In March 2013, our agreement to lease our new corporate headquarters in Duluth, Georgia, commenced, which replaced and consolidated substantially all of our prior executive and home office operations. The initial lease term is 15 years with estimated minimum annual rental payments ranging from approximately $4.5 million at inception to approximately $5.6 million in year 15.

As of December 31, 2014, the minimum aggregate rental commitments for operating leases were as follows:

December 31, 2014
(In thousands)
2015	$6,741
2016	6,689
2017	6,712
2018	6,052
2019	5,666
Thereafter	45,714
Total minimum rental commitments for operating leases	$77,574

Letter of Credit. Effective March 31, 2012, Peach Re entered into a Credit Facility Agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under the Peach Re Coinsurance Agreement.

Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term of approximately 14 years (the “LOC”) for the benefit of Primerica Life, the direct parent of Peach Re. At December 31, 2014, the amount of the LOC outstanding was approximately $507.0 million. This amount was also the maximum amount of the LOC, which will decline over the term of the LOC to correspond with declines in the Regulation XXX reserves. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities. As of December 31, 2014, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

The Company is currently undergoing targeted multi-state treasurer audits by 30 jurisdictions with respect to unclaimed property laws, and Primerica Life and NBLIC are currently subject to a targeted multi-state market conduct examination with respect to their claims-paying practices. The Treasurer of the State of West Virginia brought a suit against Primerica Life and other insurance companies alleging violations of the West Virginia unclaimed property act. The suit was dismissed, and the Treasurer has appealed. Other jurisdictions may pursue similar audits, examinations and litigation. The audits, examinations and litigation are expected to take significant time to complete, and it is unclear whether the Company will be required to compare the Social Security Administration’s Death Master File to its records for periods prior to 2011, including with respect to policies which have lapsed, to determine whether benefits are owed in instances where an insured appears to have died but no claim for death benefits has been made. The potential outcome of such actions is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. At this time, the Company cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from the resolution of these matters. These actions may also result in changes to the Company’s procedures for the identification and escheatment of abandoned property and other financial liability.

(17) Benefit Plans

We established a defined contribution plan for the benefit of our employees in 2010. The expense associated with this plan was approximately $6.5 million, $6.5 million, and $6.4 million in 2014, 2013, and 2012, respectively.

Unaudited Quarterly Financial Data

In management’s opinion, the following quarterly consolidated financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited consolidated financial statements. Financial information for the quarters presented was prepared on a consolidated basis.

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per-share amounts)
Direct premiums	$568,205	$576,740	$577,482	$578,905
Ceded premiums	(402,715)	(410,546)	(402,198)	(401,359)
Net premiums	165,490	166,194	175,284	177,546
Commissions and fees	126,933	132,039	132,928	135,267
Net investment income	21,599	21,681	20,465	22,728
Realized investment gains (losses), including OTTI	263	831	(281)	(1,074)
Other, net	10,043	10,385	10,791	10,918
Total revenues	324,328	331,130	339,187	345,385
Total benefits and expenses	257,496	255,390	275,167	276,255
Income from continuing operations before income taxes	66,832	75,740	64,020	69,130
Income taxes	23,347	26,469	22,407	23,664
Income from continuing operations	43,485	49,271	41,613	45,466
Income (loss) from discontinued operations, net of income taxes	1,595	-	(18)	-
Net income	$45,080	$49,271	$41,595	$45,466
Basic earnings per share:
Continuing operations	$0.78	$0.89	$0.75	$0.84
Discontinued operations	0.03	-	-	-
Basic earnings per share	$0.81	$0.89	$0.75	$0.84
Diluted earnings per share:
Continuing operations	$0.78	$0.89	$0.75	$0.84
Discontinued operations	0.03	-	-	-
Diluted earnings per share	$0.81	$0.89	$0.75	$0.84

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands, except per-share amounts)
Direct premiums	$560,904	$568,391	$567,047	$568,848
Ceded premiums	(410,604)	(417,450)	(407,488)	(408,615)
Net premiums	150,300	150,941	159,559	160,233
Commissions and fees	112,273	117,182	118,440	123,910
Net investment income	23,216	21,027	22,103	22,407
Realized investment gains (losses), including OTTI	2,286	3,468	(407)	899
Other, net	10,375	10,872	10,714	10,773
Total revenues	298,450	303,490	310,409	318,222
Total benefits and expenses	239,310	236,540	247,637	262,078
Income from continuing operations before income taxes	59,140	66,950	62,772	56,144
Income taxes	21,005	23,782	22,040	19,477
Income from continuing operations	38,135	43,168	40,732	36,667
Income (loss) from discontinued operations, net of income taxes	710	322	2,458	534
Net income	$38,845	$43,490	$43,190	$37,201
Basic earnings per share:
Continuing operations	$0.66	$0.75	$0.74	$0.66
Discontinued operations	0.01	0.01	0.04	0.01
Basic earnings per share	$0.67	$0.76	$0.78	$0.67
Diluted earnings per share:
Continuing operations	$0.64	$0.73	$0.74	$0.66
Discontinued operations	0.01	0.01	0.04	0.01
Diluted earnings per share	$0.65	$0.74	$0.78	$0.67

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING MATTERS.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2014 and 2013.

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

Changes in Internal Control Over Financial Reporting

Changes that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were finalized during the fourth fiscal quarter of 2014 related to the reimplementation of our financial management (“FM”) software system. In 2014, we upgraded to the most current version of our FM software system in order to improve the efficiency of processing transactions in the general ledger and utilizing management financial reporting tools, which resulted in the elimination of certain manual processes and streamlining of certain key controls. These changes were undertaken to improve the efficiency of processes supporting our financial reporting and were not undertaken in response to any actual or perceived deficiencies or to remedy any gaps or weaknesses in the Company’s internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Co-Chief Executive Officers and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based

on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Primerica, Inc.:

We have audited Primerica, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Primerica, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Primerica, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

February 26, 2015

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K, and as described below portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2014, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.

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

Except for the information above and the information set forth in Part I, Item X. Executive Officers of the Registrant, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 1: Election of Eleven Directors;
•	Governance — Director Independence;
•	Governance — Code of Conduct;
•	Board of Directors — Board Members;
•	Board of Directors — Board Committees;
•	Board of Directors — Director Legal Matters;
•	Share Ownership — Section 16(a) Beneficial Ownership Reporting Compliance;
•	Executive Compensation — Employment Agreements with Named Executive Officers;
•	Audit Committee Matters — Audit Committee Report; and
•	Related Party Transactions — Transactions with Citigroup.
Item 11.	Executive Compensation.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Board of Directors — Board Committees — Compensation Committee;
•	Board of Directors — Director Compensation; and
•	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the information set forth in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Share Ownership — Ownership of our Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Introductory paragraph to Governance;
•	Governance — Director Independence;
•	Board of Directors — Board Committees; and
•	Related Party Transactions.
Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 2: Ratification of the Appointment of KPMG LLP as Our Independent Registered Public Accounting Firm;
•	Board of Directors — Board Committees — Audit Committee; and
•	Audit Committee Matters — Fees and Services of Our Independent Registered Public Accounting Firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica's Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
4.1	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
10.1	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.2	80% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.5 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.3	10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.4	80% Coinsurance Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.7 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.5	10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.8 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.6	10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.9 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.7	Capital Maintenance Agreement dated March 31, 2010 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.10 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.8	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.11 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.9	Trust Agreement dated March 29, 2010 among National Benefit Life Insurance Company, American Health and Life Insurance Company and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.12 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.10	Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010, Ltd.	Incorporated by reference to Exhibit 10.13 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.11	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.41 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.12	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.42 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.13	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010 Ltd.	Incorporated by reference to Exhibit 10.43 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.14*	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.15*	Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.22 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).

10.16*	Form of Restricted Stock Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2012 and 2013 awards).	Incorporated by reference to Exhibit 10.23 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.17*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 awards).	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.18*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2013 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.19*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.20	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.19 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 001-34680).
10.21*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
10.22*	Transition Agreement, dated as of January 2, 2015, between the Registrant and Mr. D. Richard Williams.	Incorporated by reference to Exhibit 99.2 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.23*	Transition Agreement, dated as of January 2, 2015, between the Registrant and Mr. John A. Addison, Jr.	Incorporated by reference to Exhibit 99.3 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.24*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.5 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.25*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.26*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 99.6 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.27*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.7 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.28	Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
12.1	Statement re Computation of Ratios.	Filed with the Securities and Exchange Commission as part of this Annual Report.
21.1	Subsidiaries of the Registrant.	Filed with the Securities and Exchange Commission as part of this Annual Report.
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.3	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by D. Richard Williams, Chairman of the Board and Co-Chief Executive Officer, John A. Addison, Chairman of Primerica Distribution and Co-Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer.

Filed with the Securities and Exchange Commission as part of this Annual Report.
101.INS	XBRL Instance Document(1)	Filed with the Securities and Exchange Commission as part of this Annual Report.
101.SCH	XBRL Taxonomy Extension Schema	Filed with the Securities and Exchange Commission as part of this Annual Report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed with the Securities and Exchange Commission as part of this Annual Report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed with the Securities and Exchange Commission as part of this Annual Report.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed with the Securities and Exchange Commission as part of this Annual Report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed with the Securities and Exchange Commission as part of this Annual Report.

*	Identifies a management contract or compensatory plan or arrangement.
(1)

Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(c) Financial Statement Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL

STATEMENT SCHEDULES

The Board of Directors and Stockholders of Primerica, Inc.:

Under date of February 26, 2015, we reported on the consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia

February 26, 2015

Schedule I

Consolidated Summary of Investments — Other Than Investments in Related Parties

PRIMERICA, INC.

	December 31, 2014
Type of Investment	Amortized cost or cost	Fair value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$15,145	$15,647	$15,647
States, municipalities and political subdivisions	38,763	41,333	41,333
Foreign governments	122,396	124,030	124,030
Public utilities	-	-	-
Convertibles and bonds with warrants attached	2,553	2,912	2,912
All other corporate bonds(1)	1,713,509	1,809,024	1,800,215
Certificates of deposit	-	-	-
Redeemable preferred stocks	2,844	2,694	2,694
Total fixed maturities	1,895,210	1,995,640	1,986,831

Equity securities:
Common stocks:
Public utilities	8,811	12,097	12,097
Banks, trusts and insurance companies	9,238	12,969	12,969
Industrial, miscellaneous and all other	10,637	12,331	12,331
Nonredeemable preferred stocks	15,052	15,993	15,993
Total equity securities	43,738	53,390	53,390
Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	28,095	28,095	28,095
Other long-term investments	-	-	-
Short-term investments	-	-	-
Total investments	$1,967,043	$2,077,125	$2,068,316

(1)

The amount shown on the balance sheet does not match the amortized cost or cost or fair value for “All other corporate bonds” due to our held-to-maturity security, which is carried at cost on the balance sheet and all other fixed maturities are carried at fair value.

See the accompanying report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Balance Sheets

	December 31,
	2014	2013
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $160,839 in 2014 and $62,216 in 2013)	$161,840	$62,420
Total investments	161,840	62,420
Cash and cash equivalents	32,634	11,361
Due from affiliates*	92	76
Other receivables	1,318	364
Deferred income taxes	7,311	5,762
Investment in subsidiaries*	1,430,484	1,528,360
Other assets	2,442	2,801
Total assets	1,636,121	1,611,144
Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	374,532	374,481
Current income tax payable	3,287	2,185
Deferred income taxes	3,489	3,797
Due to affiliates*	1,182	168
Interest payable	8,214	8,214
Other liabilities	291	272
Commitments and contingent liabilities (see Note E)
Total liabilities	390,995	389,117
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2014 and 2013; issued and outstanding 52,169 shares in 2014 and 54,834 shares in 2013)	522	548
Paid-in capital	353,337	472,633
Retained earnings	795,740	640,840
Accumulated other comprehensive income, net of income tax	95,527	108,006
Total stockholders’ equity	1,245,126	1,222,027
Total liabilities and stockholders’ equity	$1,636,121	$1,611,144

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the accompanying report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Income

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Revenues:
Dividends from subsidiaries*	$319,740	$228,319	$238,747
Net investment income	1,010	762	1,074
Realized investment losses, including other-than-temporary impairment losses	(1,574)	11	545
Total revenues	319,176	229,092	240,366
Expenses:
Interest expense	18,174	18,172	17,266
Other operating expenses	8,667	7,882	8,222
Total expenses	26,841	26,054	25,488
Income (loss) before income taxes	292,335	203,038	214,878
Income taxes	(7,540)	(7,043)	(5,998)
Income (loss) before equity in undistributed earnings of subsidiaries	299,875	210,081	220,876
Equity in undistributed earnings of subsidiaries*	(118,463)	(47,356)	(47,070)
Net income	$181,412	$162,725	$173,806

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the accompanying report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$181,412	$162,725	$173,806
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	7,296	(47,651)	18,127
Change in unrealized holding gains/(losses) on investment securities	(778)	(358)	1,127
Reclassification adjustment for realized investment (gains) losses included in net income	1,574	(11)	(545)
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains of subsidiaries	(20,527)	(13,695)	4,221
Total other comprehensive income (loss) before income taxes	(12,435)	(61,715)	22,930
Income tax expense (benefit) related to items of other comprehensive income (loss)	44	(311)	185
Other comprehensive income (loss), net of income taxes	(12,479)	(61,404)	22,745
Total comprehensive income	$168,933	$101,321	$196,551

See the accompanying notes to condensed financial statements.

See the accompanying report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$181,412	$162,725	$173,806
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries* (1)	(70,472)	47,356	8,535
Deferred tax provision	(1,778)	(227)	(1,139)
Change in income taxes	979	(4,912)	2,451
Realized investment (gains) losses, including other-than-temporary impairments	1,574	(11)	(545)
Accretion and amortization of investments	203	60	400
Depreciation and amortization	23	23	183
Share-based compensation	998	718	215
Change in due to/from affiliates*	998	(336)	438
Change in other operating assets and liabilities, net	(550)	290	(109)
Net cash provided by (used in) operating activities	113,387	205,686	184,235

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed maturity securities — sold	45,312	2,679	67,267
Fixed-maturity securities — matured or called	53,512	20,269	24,503
Available-for-sale investments acquired:
Fixed-maturity securities(1)	(10,290)	(33,118)	(82,107)
Other, net	-	-	(70)
Net cash provided by (used in) investing activities	88,534	(10,170)	9,593

Cash flows from financing activities:
Dividends paid	(26,512)	(25,058)	(14,737)
Common stock repurchased	(147,922)	(86,280)	(257,584)
Warrants repurchased	-	(68,399)	-
Excess tax benefit on share-based compensation	163	79	22
Tax withholdings on share-based compensation	(6,377)	(14,793)	(10,628)
Proceeds from issuance of Senior Notes, net of discount	-	-	374,411
Payments of note issued to Citigroup	-	-	(300,000)
Payments of deferred financing costs	-	-	(3,109)
Net cash provided by (used) in financing activities	(180,648)	(194,451)	(211,625)
Change in cash and cash equivalents	21,273	1,065	(17,797)

Cash and cash equivalents, beginning of period	11,361	10,296	28,093
Cash and cash equivalents, end of period	$32,634	$11,361	$10,296

Supplemental disclosures of cash flow information:
Interest paid	$17,813	$17,070	$15,858

*	Eliminated in consolidation.
(1)	Does not include $188,935 and $38,535 of fixed-maturity securities transferred from subsidiaries in the form of noncash dividends for the years ended December 31, 2014 and 2012, respectively.

See the accompanying notes to condensed financial statements.

See the accompanying report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Notes to Condensed Financial Statements

(A) Corporate Reorganization

Primerica, Inc. (“we”, “us” or the “Company”) is a holding company with our primary asset being the capital stock of our operating subsidiaries, and our primary liability being $375.0 million in principal amount of senior unsecured notes issued in a public offering in 2012 (the “Senior Notes”). We were incorporated in Delaware on October 29, 2009 by Citigroup, Inc. (“Citigroup”), to serve as a holding company for the life insurance and financial product distribution businesses that we have operated for more than 30 years. In April 2010, these indirect subsidiaries of Citigroup were transferred to us through multiple transactions (the “corporate reorganization”), which culminated in the sale of a portion of our common stock owned by Citigroup in an initial public offering (the “IPO”). Prior to our corporate reorganization, we had no material assets or liabilities.

(B) Basis of Presentation

These condensed financial statements reflect the results of operations, financial position and cash flows for the Company. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect financial statement balances, revenues and expenses and cash flows, as well as the disclosure of contingent assets and liabilities. Management considers available facts and knowledge of existing circumstances when establishing the estimates included in our financial statements.

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

(C) Note Payable

In July 2012, we issued the Senior Notes in a public offering at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature on July 15, 2022.

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

We were in compliance with the covenants of the Senior Notes at December 31, 2014. No events of default(s) occurred on the Senior Notes during the year ended December 31, 2014.

(D) Dividends

For the years ended December 31, 2014, 2013, and 2012, the Company received dividends from our non-life insurance subsidiaries of approximately $71.3 million, $63.9 million, and $73.6 million, respectively. For the years ended December 31, 2014, 2013, and 2012, the Company received dividends from our life insurance subsidiaries of approximately $248.4 million, $164.4 million, and $165.1 million, respectively.

(E) Commitments and Contingent Liabilities

We have capital maintenance agreements with Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc., (“Vidalia Re”), special purpose financial captive insurance companies and indirect wholly owned subsidiaries of the Company. Each of the capital maintenance agreement requires us at times to make capital contributions to Peach Re and Vidalia Re to insure that their regulatory accounts as defined in the coinsurance agreements with Primerica Life Insurance Company (“Primerica Life”), a life insurance company and wholly owned subsidiary of the Company, will not be less than $20.0 million for each financial captive insurance company. For Peach Re, the regulatory account will only be used to satisfy obligations under its coinsurance agreement after all other available assets have been used, including a letter of credit (“LOC”) issued by Deutsche Bank for the benefit of Primerica Life. The LOC was issued in

2012 with a term of approximately 14 years. At December 31, 2014, the amount of the LOC outstanding was approximately $507.0  million. For Vidalia Re, the regulatory account will only be used to satisfy obligations under its coinsurance agreement after all other available assets have been used including its held-to-maturity security guaranteed by Hannover Re.

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

Schedule III

Supplementary Insurance Information

PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned premiums	Other policy benefits and claims payable	Separate account liabilities
	(In thousands)
December 31, 2014
Term Life Insurance	$1,264,152	$5,052,661	$-	$252,525	$-
Investment and Savings Products	58,156	-	-	-	2,439,863
Corporate and Other Distributed Products	28,872	211,947	912	12,307	440
Total	$1,351,180	$5,264,608	$912	$264,832	$2,440,303

December 31, 2013
Term Life Insurance	$1,115,286	$4,843,176	$-	$237,197	$-
Investment and Savings Products	63,607	-	-	-	2,503,197
Corporate and Other Distributed Products	29,573	219,927	1,802	16,107	632
Total	$1,208,466	$5,063,103	$1,802	$253,304	$2,503,829

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
	(In thousands)
Year ended December 31, 2014
Term Life Insurance	$660,684	$69,772	$295,332	$133,331	$129,598	$-
Investment and Savings Products	-	-	-	8,734	357,322	-
Corporate and Other Distributed Products	23,831	16,701	16,085	2,313	121,593	934
Total	$684,515	$86,473	$311,417	$144,378	$608,513	$934

Year ended December 31, 2013
Term Life Insurance	$597,162	$68,796	$262,357	$115,891	$119,526	$-
Investment and Savings Products	-	-	-	11,195	340,794	-
Corporate and Other Distributed Products	23,871	19,956	17,574	2,097	116,130	905
Total	$621,033	$88,752	$279,931	$129,183	$576,450	$905

Year ended December 31, 2012
Term Life Insurance	$543,658	$66,119	$239,346	$104,272	$110,590	$-
Investment and Savings Products	-	-	-	10,956	281,893	-
Corporate and Other Distributed Products	23,621	34,685	14,702	3,370	122,521	1,165
Total	$567,279	$100,804	$254,048	$118,598	$515,004	$1,165

See the accompanying report of independent registered public accounting firm.

Schedule IV

Reinsurance

PRIMERICA, INC.

	Year ended December 31, 2014
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)
Life insurance in force	$685,998,013	$607,218,906	$-	$78,779,107	—%

Premiums:
Life insurance	$2,299,355	$1,615,847	$-	$683,508	—%
Accident and health insurance	1,977	970	-	1,007	—%
Total premiums	$2,301,332	$1,616,817	$-	$684,515	—%

	Year ended December 31, 2013
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)
Life insurance in force	$679,337,825	$601,309,340	$-	$78,028,485	—%

Premiums:
Life insurance	$2,262,721	$1,642,775	$-	$619,946	—%
Accident and health insurance	2,470	1,383	-	1,087	—%
Total premiums	$2,265,191	$1,644,158	$-	$621,033	—%

	Year ended December 31, 2012
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)
Life insurance in force	$675,164,992	$599,133,626	$-	$76,031,366	—%

Premiums:
Life insurance	$2,227,821	$1,661,822	$-	$565,999	—%
Accident and health insurance	3,211	1,931	-	1,280	—%
Total premiums	$2,231,032	$1,663,753	$-	$567,279	—%

See the accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Alison S. Rand	February 26, 2015
Alison S. Rand
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)	February 26, 2015
D. Richard Williams

/s/ John A. Addison, Jr.	Chairman of Primerica Distribution and Co-Chief Executive Officer (Principal Executive Officer)	February 26, 2015
John A. Addison, Jr.

/s/ Alison S. Rand	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015
Alison S. Rand

/s/ Joel M. Babbit	Director	February 26, 2015
Joel M. Babbit

/s/ P. George Benson	Director	February 26, 2015
P. George Benson

/s/ Gary L. Crittenden	Director	February 26, 2015
Gary L. Crittenden

/s/ Cynthia N. Day	Director	February 26, 2015
Cynthia N. Day

/s/ Mark Mason	Director	February 26, 2015
Mark Mason

/s/ Robert F. McCullough	Director	February 26, 2015
Robert F. McCullough

/s/ Beatriz R. Perez	Director	February 26, 2015
Beatriz R. Perez

/s/ Barbara A. Yastine	Director	February 26, 2015
Barbara A. Yastine