Form 10-Q
period 2015-03-31
Primerica, Inc.
filed 2015-05-07
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2015
Common Stock, $0.01 Par Value	51,352,164 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2015	December 31, 2014
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,696,412 in 2015 and $1,667,500 in 2014)	$1,789,937	$1,759,120
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $259,761 in 2015 and $228,809 in 2014)	238,000	220,000
Equity securities available-for-sale, at fair value (cost: $42,347 in 2015 and $43,738 in 2014)	51,807	53,390
Trading securities, at fair value (cost: $7,344 in 2015 and $7,710 in 2014)	7,345	7,711
Policy loans	27,679	28,095
Total investments	2,114,768	2,068,316
Cash and cash equivalents	180,207	192,516
Accrued investment income	18,442	17,401
Due from reinsurers	4,094,456	4,115,533
Deferred policy acquisition costs, net	1,377,022	1,351,180
Premiums and other receivables	180,642	181,660
Intangible assets, net (accumulated amortization: $69,277 in 2015 and $68,426 in 2014)	60,870	61,720
Deferred income taxes	32,335	36,082
Other assets	279,207	273,403
Separate account assets	2,386,265	2,440,303
Total assets	$10,724,214	$10,738,114

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$5,289,016	$5,264,608
Unearned premiums	821	912
Policy claims and other benefits payable	259,148	264,832
Other policyholders’ funds	342,322	344,313
Notes payable	374,545	374,532
Surplus note	238,000	220,000
Income taxes	157,685	140,467
Other liabilities	381,369	392,810
Payable under securities lending	55,622	50,211
Separate account liabilities	2,386,265	2,440,303
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,484,793	9,492,988

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2015 and 2014; issued and outstanding 51,555 shares in 2015 and 52,169 shares in 2014)	516	522
Paid-in capital	323,996	353,337
Retained earnings	830,624	795,740
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	1,345	21,681
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	83,402	74,308
Net unrealized investment losses other-than-temporarily impaired	(462)	(462)
Total stockholders’ equity	1,239,421	1,245,126
Total liabilities and stockholders’ equity	$10,724,214	$10,738,114

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended March 31,
	2015	2014
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$577,458	$568,205
Ceded premiums	(397,540)	(402,715)
Net premiums	179,918	165,490
Commissions and fees	132,835	126,933
Net investment income	21,173	21,599
Realized investment gains (losses), including other-than-temporary impairment losses	1,284	263
Other, net	9,929	10,043
Total revenues	345,139	324,328

Benefits and expenses:
Benefits and claims	82,500	75,191
Amortization of deferred policy acquisition costs	36,213	35,193
Sales commissions	68,457	65,121
Insurance expenses	34,641	28,502
Insurance commissions	3,190	4,083
Interest expense	8,676	8,606
Other operating expenses	44,653	40,800
Total benefits and expenses	278,330	257,496
Income from continuing operations before income taxes	66,809	66,832
Income taxes	23,408	23,347
Income from continuing operations	43,401	43,485
Income from discontinued operations, net of income taxes	-	1,595
Net income	$43,401	$45,080

Basic earnings per share:
Continuing operations	$0.82	$0.78
Discontinued operations	-	0.03
Basic earnings per share	$0.82	$0.81

Diluted earnings per share:
Continuing operations	$0.82	$0.78
Discontinued operations	-	0.03
Diluted earnings per share	$0.82	$0.81

Weighted-average shares used in computing earnings per share:
Basic	52,643	55,211
Diluted	52,691	55,233

Supplemental disclosures:
Total impairment losses	$(237)	$(149)
Impairment losses recognized in other comprehensive income before income taxes	-	-
Net impairment losses recognized in earnings	(237)	(149)
Other net realized investment gains (losses)	1,521	412
Realized investment gains (losses), including other-than- temporary impairment losses	$1,284	$263

Dividends declared per share	$0.16	$0.12

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended March 31,
	2015	2014
	(In thousands)
Net income	$43,401	$45,080
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains/(losses) on investment securities	15,661	17,930
Reclassification adjustment for realized investment (gains) losses included in net income	(1,670)	(188)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(20,566)	(8,677)
Total other comprehensive income (loss) before income taxes	(6,575)	9,065
Income tax expense (benefit) related to items of other comprehensive income (loss)	4,667	6,104
Other comprehensive income (loss), net of income taxes	(11,242)	2,961
Total comprehensive income (loss)	$32,159	$48,041

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended March 31,
	2015	2014
	(In thousands)
Common stock:
Balance, beginning of period	$522	$548
Repurchases of common stock	(9)	(4)
Net issuance of common stock	3	2
Balance, end of period	516	546

Paid-in capital:
Balance, beginning of period	353,337	472,633
Share-based compensation	15,307	9,699
Net issuance of common stock	(3)	(2)
Repurchases of common stock	(44,781)	(19,183)
Adjustments to paid-in capital, other	136	(309)
Balance, end of period	323,996	462,838

Retained earnings:
Balance, beginning of period	795,740	640,840
Net income	43,401	45,080
Dividends	(8,517)	(6,738)
Balance, end of period	830,624	679,182

Accumulated other comprehensive income (loss):
Balance, beginning of period	95,527	108,006
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(230) in 2015 and $(106) in 2014	(20,336)	(8,571)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $4,897 in 2015 and $6,210 in 2014	9,094	11,532
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit) of $0 in 2015 and 2014	-	-
Balance, end of period	84,285	110,967
Total stockholders’ equity	$1,239,421	$1,253,533

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three months ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$43,401	$45,080
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	53,674	54,542
Deferral of policy acquisition costs	(75,434)	(73,045)
Amortization of deferred policy acquisition costs	36,213	35,193
Change in income taxes	18,576	14,905
Realized investment (gains) losses, including other-than-temporary impairments	(1,284)	(263)
Gain from sale of business, net	-	(1,595)
Accretion and amortization of investments	(438)	(597)
Depreciation and amortization	2,633	2,884
Change in due from reinsurers	(6,956)	(32,759)
Change in premiums and other receivables	456	(4,173)
Trading securities sold, matured, or called (acquired), net	365	2,036
Share-based compensation	8,943	2,848
Change in other operating assets and liabilities, net	(13,747)	(7,316)
Net cash provided by (used in) operating activities	66,402	37,740

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	23,278	21,094
Fixed-maturity securities — matured or called	72,979	91,596
Equity securities	1,659	188
Available-for-sale investments acquired:
Fixed-maturity securities	(122,264)	(113,508)
Equity securities	(625)	(5,106)
Purchases of property and equipment and other investing activities, net	(1,635)	(1,491)
Proceeds from sale of business	-	3,000
Cash collateral received (returned) on loaned securities, net	5,411	19,242
Sales (purchases) of short-term investments using securities lending collateral, net	(5,411)	(19,242)
Net cash provided by (used in) investing activities	(26,608)	(4,227)

Cash flows from financing activities:
Dividends paid	(8,517)	(6,738)
Common stock repurchased	(38,749)	(13,065)
Excess tax benefits on share-based compensation	3,456	2,954
Tax withholdings on share-based compensation	(6,041)	(6,122)
Cash proceeds from stock options exercised	136	-
Net cash provided by (used in) financing activities	(49,715)	(22,971)

Effect of foreign exchange rate changes on cash	(2,388)	(1,293)
Change in cash and cash equivalents	(12,309)	9,249

Cash and cash equivalents, beginning of period	192,516	149,189
Cash and cash equivalents, end of period	$180,207	$158,438

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

We have established Peach Re, Inc. ("Peach Re") and Vidalia Re, Inc. (“Vidalia Re”) as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2015 and December 31, 2014 and the statements of income, comprehensive income (loss), stockholders' equity and cash flows for the three months ended March 31, 2015 and 2014. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Annual Report").

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

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the unaudited condensed consolidated financial statements dated as of March 31, 2015.

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2014 Annual Report.

New Accounting Principles. In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Debt issuance costs related to a recognized debt liability are currently presented as a deferred charge, or asset, within the balance sheet. ASU 2015-03 requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective retrospectively for the Company beginning in fiscal year 2016, with early adoption permitted. The Company intends to adopt the amendments in ASU 2015-03 beginning in the first quarter of 2016. At March 31, 2015, the Company had debt issuance costs related to recognized liabilities of approximately $3.1 million within Other assets on our unaudited condensed consolidated balance sheets that would be reclassified and presented as a direct deduction from the carrying amount of debt liabilities under ASU 2015-03.

Future Application of Accounting Standards. Recent accounting guidance not discussed is not applicable, is immaterial to our financial statements, or did not or will not have an impact on our business.

(2) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Results of continuing operations by segment were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Revenues:
Term life insurance segment	$198,365	$182,980
Investment and savings products segment	129,074	123,270
Corporate and other distributed products segment	17,700	18,078
Total revenues	$345,139	$324,328
Income (loss) from continuing operations before income taxes:
Term life insurance segment	$47,820	$47,204
Investment and savings products segment	35,044	34,028
Corporate and other distributed products segment	(16,055)	(14,400)
Total income from continuing operations before income taxes	$66,809	$66,832

Total assets by segment were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Assets:
Term life insurance segment	$7,255,680	$7,165,373
Investment and savings products segment	2,586,578	2,642,753
Corporate and other distributed products segment	881,956	929,988
Total assets	$10,724,214	$10,738,114

The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $200.7 million and $202.9 million as of March 31, 2015 and December 31, 2014, respectively.

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

Geographical Information. Results of continuing operations by country and long-lived assets — primarily tangible assets reported in Other assets in our unaudited condensed consolidated balance sheets —were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Revenues by country:
United States	$286,141	$262,204
Canada	58,998	62,124
Total revenues	$345,139	$324,328
Income from continuing operations before income taxes by country:
United States	$48,856	$48,912
Canada	17,953	17,920
Total income from continuing operations before income taxes	$66,809	$66,832

	March 31, 2015	December 31, 2014
	(In thousands)
Long-lived assets by country:
United States	$28,223	$25,897
Canada	592	566
Total long-lived assets	$28,815	$26,463

(3) Investments

Available-for-sale Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of available-for-sale fixed-maturity and equity securities follow:

	March 31, 2015
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$13,925	$629	$(69)	$14,485
Foreign government	122,919	4,142	(7,856)	119,205
States and political subdivisions	37,892	3,089	(292)	40,689
Corporates	1,265,977	90,503	(10,044)	1,346,436
Mortgage- and asset-backed securities	255,699	13,633	(210)	269,122
Total fixed-maturity securities(1)	1,696,412	111,996	(18,471)	1,789,937
Equity securities	42,347	10,473	(1,013)	51,807
Total fixed-maturity and equity securities	$1,738,759	$122,469	$(19,484)	$1,841,744

(1)	Includes approximately $0.7 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$15,145	$557	$(55)	$15,647
Foreign government	120,910	5,388	(3,801)	122,497
States and political subdivisions	38,163	2,719	(188)	40,694
Corporates	1,241,526	82,167	(7,825)	1,315,868
Mortgage- and asset-backed securities	251,756	13,050	(392)	264,414
Total fixed-maturity securities(1)	1,667,500	103,881	(12,261)	1,759,120
Equity securities	43,738	10,711	(1,059)	53,390
Total fixed-maturity and equity securities	$1,711,238	$114,592	$(13,320)	$1,812,510

(1)	Includes approximately $0.7 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

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

The scheduled contractual maturity distribution of the available-for-sale fixed-maturity portfolio at March 31, 2015 follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$115,705	$117,276
Due after one year through five years	580,952	624,827
Due after five years through 10 years	695,841	727,136
Due after 10 years	48,215	51,576
	1,440,713	1,520,815
Mortgage- and asset-backed securities	255,699	269,122
Total fixed-maturity securities	$1,696,412	$1,789,937

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on investments was as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than-temporary impairments:
Fixed-maturity and equity securities	$102,985	$101,272
Currency swaps	10	23
Foreign currency translation adjustment	24,605	12,314
Other-than-temporary impairments	710	710
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments	128,310	114,319
Deferred income taxes	(44,908)	(40,011)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than-temporary impairments, net of tax	$83,402	$74,308

Trading Securities. We maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $7.3 million and $7.7 million as of March 31, 2015 and December 31, 2014, respectively.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of March 31, 2015, the LLC Note, which was rated AA- by Fitch Ratings, had an estimated unrealized holding gain of $21.8 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 4 (Fair Value of Financial Instruments).

See Note 6 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $19.7 million and $19.9 million as of March 31, 2015 and December 31, 2014, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $55.6 million and $50.2 million as of March 31, 2015 and December 31, 2014, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Fixed-maturity securities (available-for-sale)	$19,795	$21,032
Fixed-maturity security (held-to-maturity)	2,475	-
Equity securities	516	385
Policy loans and other invested assets	359	388
Cash and cash equivalents	43	53
Market return on deposit asset underlying 10% coinsurance agreement	1,672	953
Gross investment income	24,860	22,811
Investment expenses	(1,212)	(1,212)
Interest expense on Surplus Note	(2,475)	-
Net investment income	$21,173	$21,599

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$1,934	$343
Gross losses from sales	(27)	(6)
Other-than-temporary impairment losses	(237)	(149)
Gains (losses) from bifurcated options	(386)	75
Net realized investment gains (losses)	$1,284	$263
Supplemental information:
Gross realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$1,670	$188
Tax expense (benefit) associated with realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$585	$66
Proceeds from sales or other redemptions	$97,916	$112,878

Other-Than-Temporary Impairment. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible other-than-temporary impairment ("OTTI"). An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an unrealized loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity for fixed-maturity securities or within a reasonable period of time for equity securities. For additional information, see Note 4 (Investments) to the consolidated financial statements in our 2014 Annual Report.

Available-for-sale fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $282.0 million and $340.8 million as of March 31, 2015 and December 31, 2014, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2015
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$683	$(12)	1	$197	$(57)	1
Foreign government	49,697	(4,249)	48	19,090	(3,607)	37
States and political subdivisions	1,994	(4)	2	1,612	(288)	3
Corporates	106,770	(5,031)	110	31,239	(5,013)	55
Mortgage-and asset-backed securities	33,624	(84)	29	11,291	(126)	14
Total fixed-maturity securities	192,768	(9,380)		63,429	(9,091)
Equity securities	6,367	(1,013)	17	-	-	-
Total fixed-maturity and equity securities	$199,135	$(10,393)		$63,429	$(9,091)

	December 31, 2014
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$7,201	$(1)	2	$896	$(54)	2
Foreign government	28,038	(1,317)	35	23,330	(2,484)	40
States and political subdivisions	1,694	(4)	3	2,720	(184)	4
Corporates	144,262	(3,818)	153	43,736	(4,007)	78
Mortgage-and asset-backed securities	49,591	(109)	43	16,847	(283)	20
Total fixed-maturity securities	230,786	(5,249)		87,529	(7,012)
Equity securities	6,849	(862)	15	2,303	(197)	1
Total fixed-maturity and equity securities	$237,635	$(6,111)		$89,832	$(7,209)

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	March 31, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$130	$491	$144	$611

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Impairments on fixed-maturity securities not in default	$161	$149
Impairments on equity securities	76	-
Total impairment charges	$237	$149

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

As of March 31, 2015, the unrealized losses on our available-for-sale invested asset portfolio were largely caused by interest rate sensitivity, foreign currency exchange rates on our Canadian dollar-denominated investments, and changes in credit spreads. We believe that fluctuations caused by interest rate movement have little bearing on the recoverability of our investments. Because we have the ability to hold these investments until a market price recovery or maturity and we have no present intention to dispose of them, we do not consider these investments to be other-than-temporarily impaired.

Net impairment losses recognized in earnings for available-for-sale securities were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Total impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$93	$-
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	-	-
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	93	-
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	144	149
Net impairment losses recognized in earnings	$237	$149

The rollforward of the credit-related losses recognized in income for all available-for-sale fixed-maturity securities still held follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$9,550	$7,970
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	21	149
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	140	-
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(956)	(42)
Reductions for exchanges of securities previously impaired	(1,277)	-
Cumulative OTTI credit losses recognized for securities still held, end of period	$7,478	$8,077

As of March 31, 2015, no impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of March 31, 2015 and December 31, 2014, the fair value of these bifurcated options was approximately $5.6 million and $5.8 million, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of March 31, 2015 and December 31, 2014. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$-	$14,485	$-	$14,485
Foreign government	-	119,205	-	119,205
States and political subdivisions	-	40,689	-	40,689
Corporates	2,177	1,344,029	230	1,346,436
Mortgage- and asset-backed securities	-	268,266	856	269,122
Total fixed-maturity securities	2,177	1,786,674	1,086	1,789,937
Equity securities	45,774	5,985	48	51,807
Trading securities	-	7,345	-	7,345
Separate accounts	-	2,386,265	-	2,386,265
Total fair value assets	$47,951	$4,186,269	$1,134	$4,235,354
Fair value liabilities:
Separate accounts	$-	$2,386,265	$-	$2,386,265
Total fair value liabilities	$-	$2,386,265	$-	$2,386,265

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$-	$15,647	$-	$15,647
Foreign government	-	122,497	-	122,497
States and political subdivisions	-	40,694	-	40,694
Corporates	2,104	1,313,534	230	1,315,868
Mortgage- and asset-backed securities	-	263,527	887	264,414
Total fixed-maturity securities	2,104	1,755,899	1,117	1,759,120
Equity securities	47,169	6,173	48	53,390
Trading securities	-	7,711	-	7,711
Separate accounts	-	2,440,303	-	2,440,303
Total fair value assets	$49,273	$4,210,086	$1,165	$4,260,524
Fair value liabilities:
Separate accounts	$-	$2,440,303	$-	$2,440,303
Total fair value liabilities	$-	$2,440,303	$-	$2,440,303

In assessing fair value of our investments, we use a third-party pricing service for approximately 95% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly traded securities valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating) and liquidity and yield based on quality rating, average life and treasury yields. All observable data inputs are corroborated by independent third-party data. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification as we are unable to evaluate the valuation technique(s) or significant inputs used to develop the quotes. Therefore, we do not internally develop the quantitative unobservable inputs used in measuring the fair value of Level 3 investments. However, we do corroborate pricing information provided by our third-party pricing servicing by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and or independently developed pricing methodologies.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Level 3 assets, beginning of period	$1,165	$2,288
Net unrealized gains (losses) included in other comprehensive income	6	120
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	-	-
Purchases	-	-
Sales	-	-
Settlements	(37)	(52)
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Level 3 assets, end of period	$1,134	$2,356

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no transfers between Level 1, 2, and 3 during the three months ended March 31, 2015 and 2014.

The table below is a summary of the estimated fair value for financial instruments.

	March 31, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,789,937	$1,789,937	$1,759,120	$1,759,120
Fixed-maturity security (held-to-maturity)	238,000	259,761	220,000	228,809
Equity securities	51,807	51,807	53,390	53,390
Trading securities	7,345	7,345	7,711	7,711
Policy loans	27,679	27,679	28,095	28,095
Deposit asset underlying 10% coinsurance agreement	163,086	163,086	157,256	157,256
Separate accounts	2,386,265	2,386,265	2,440,303	2,440,303
Liabilities:
Notes payable	$374,545	$415,429	$374,532	$411,916
Surplus note	238,000	255,253	220,000	227,127
Separate accounts	2,386,265	2,386,265	2,440,303	2,440,303

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

Details on in-force life insurance follow:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Direct life insurance in force	$682,544,727	$685,998,013
Amounts ceded to other companies	(604,605,806)	(607,218,906)
Net life insurance in force	$77,938,921	$78,779,107
Percentage of reinsured life insurance in force	89%	89%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	March 31, 2015		December 31, 2014
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company(1)	$2,671,924	NR	$2,645,011	NR
SCOR Global Life Reinsurance Companies(2)	363,097	A	373,947	A
Financial Reassurance Company 2010, Ltd.(1)	295,634	NR	320,718	NR
Swiss Re Life & Health America Inc.(3)	250,662	A+	260,734	A+
American Health and Life Insurance Company(1)	177,253	A- u	175,755	A-
Munich American Reassurance Company	99,221	A+	100,846	A+
Korean Reinsurance Company	88,300	A	89,300	A
RGA Reinsurance Company	78,217	A+	78,143	A+
TOA Reinsurance Company	18,951	A+	20,139	A+
Hannover Life Reassurance Company	18,458	A+	18,694	A+
All other reinsurers	32,739	-	32,246	-
Due from reinsurers	$4,094,456		$4,115,533

NR – not rated

u – under review

(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.
(2)	Includes amounts ceded to Transamerica Reinsurance Companies and fully retroceded to SCOR Global Life Reinsurance Companies.
(3)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.

(6) Debt

Notes Payable. At March 31, 2015, the Company had $375.0 million of publicly-traded, senior unsecured notes with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022 (the "Senior Notes"). As of March 31, 2015, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended March 31, 2015.

Further discussion on the Company’s notes payable is included in Note 10 (Debt) to our consolidated financial statements within our 2014 Annual Report.

Surplus Note. At March 31, 2015, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $238.0 million, equal to the principal amount of the LLC Note invested asset. The principal amount of the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of reserves being contractually supported. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for ceded policies issued in 2011, 2012, 2013, and 2014, the maximum principal amounts of the Surplus Note and the LLC Note are expected to be approximately $915.0 million each.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2014 Annual Report.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows.

	Three months ended March 31,
	2015	2014
	(In thousands)
Common stock, beginning of period	52,169	54,834
Shares issued for stock options exercised	89	4
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	208	159
Common stock retired	(911)	(428)
Common stock, end of period	51,555	54,569

The above reconciliation excludes RSUs, which do not have voting rights. As the RSUs lapse, we issue common shares with voting rights. As of March 31, 2015, we had a total of approximately 1.2 million RSUs outstanding.

Our Board of Directors authorized a share repurchase program for up to $150.0 million of our outstanding common stock during 2015 (the "share repurchase program"). Under the share repurchase program, we repurchased 740,393 shares of our common stock in open market transactions for an aggregate purchase price of approximately $38.7 million during the first three months of 2015. As of March 31, 2015, there is approximately $111.3 million remaining for repurchases of our outstanding common stock under the share repurchase program.

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

We determine the potential dilutive effect of stock options outstanding on EPS using the treasury-stock method. Under this method, we determine the proceeds that would be received from the exercise of the stock options outstanding, which includes cash received for the exercise price, the remaining unrecognized stock option compensation expense and the resulting effect on the income tax deduction from the exercise of stock options. We then use the average market price of our common shares during the period the stock options were outstanding to determine how many shares we could repurchase with the proceeds raised from the exercise of the stock options outstanding. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares and vested RSUs by incorporating the increased fully diluted share count to determine diluted EPS.

The calculation of basic and diluted EPS follows.

	Three months ended March 31,
	2015	2014
	(In thousands, except per-share amounts)
Basic EPS
Numerator (continuing operations):
Income from continuing operations	$43,401	$43,485
Income attributable to unvested participating securities	(444)	(557)
Income from continuing operations used in calculating basic EPS	$42,957	$42,928
Numerator (discontinued operations):
Income from discontinued operations	$-	$1,595
Income attributable to unvested participating securities	-	(20)
Income from discontinued operations used in calculating basic EPS	$-	$1,575
Denominator:
Weighted-average vested shares	52,643	55,211
Basic EPS from continuing operations	$0.82	$0.78
Basic EPS from discontinued operations	$-	$0.03

Diluted EPS
Numerator (continuing operations):
Income from continuing operations	$43,401	$43,485
Income attributable to unvested participating securities	(444)	(557)
Income from continuing operations used in calculating diluted EPS	$42,957	$42,928
Numerator (discontinued operations):
Income from discontinued operations	$-	$1,595
Income attributable to unvested participating securities	-	(20)
Income from discontinued operations used in calculating diluted EPS	$-	$1,575
Denominator:
Weighted-average vested shares	52,643	55,211
Dilutive effect of incremental shares to be issued for equity awards	48	22
Weighted-average shares used in calculating diluted EPS	52,691	55,233
Diluted EPS from continuing operations	$0.82	$0.78
Diluted EPS from discontinued operations	$-	$0.03

(9) Share-Based Transactions

The Company has outstanding equity awards under its Omnibus Incentive Plan ("OIP"). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employee directors, and sales force leaders under the OIP. For more information on equity awards granted under the OIP, see Note 14 (Share-Based Transactions) to our consolidated financial statements within our 2014 Annual Report.

In connection with our granting of equity awards to our management and members of the Board of Directors, we recognize expense over the requisite service period of the equity award. Additionally, to the extent that equity awards to members of our sales force are an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, we defer and amortize the fair value of these awards in the same manner as other deferred policy acquisition costs.

The impacts of equity awards granted are as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Total equity awards expense recognized	$8,943	$2,848
Quarterly incentive awards expense deferred	2,908	3,787

On February 23, 2015, the Compensation Committee of the Board of Directors granted equity awards to management (the “2015 management awards”) in connection with the annual approval of management incentive compensation. The 2015 management awards have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date and include a provision for such awards to vest upon the voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. We recognize the expense associated with equity awards granted to retirement eligible employees immediately on the grant date, which is also the date the award is authorized. For equity awards granted to employees who are not retirement eligible on the grant date, the expense associated with these awards is recognized over the period from the grant date to the earlier of the date the employee becomes retirement eligible or the originally scheduled vesting date in the award agreement. Equity awards issued to management prior to 2015 do not contain a retirement eligibility provision, with the exception of equity awards issued to management in 2014 that were modified to include such a provision during the third quarter of 2014.

(10) Commitments and Contingent Liabilities

Letter of Credit. Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term ending on January 15, 2026. As of March 31, 2015, the Company was in compliance with all financial covenants under the Credit Facility Agreement. At March 31, 2015, the amount of the LOC outstanding was approximately $500.8 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves.

Further discussion on the Company’s letter of credit is included in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2014 Annual Report.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2014 to March 31, 2015. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2014 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including various insurance products underwritten by NBLIC, prepaid legal services, and other financial products. These products, except for various insurance products underwritten by NBLIC, are distributed pursuant to distribution arrangements with third parties through our independent agent sales force.

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

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended March 31,
	2015	2014
New recruits	53,300	48,306
New life-licensed sales representatives	7,486	7,447

New recruits increased in 2015 compared to 2014 primarily due to the positive impact of short-term incentive programs. Although the number of new recruits increased, new life-licensed representatives in 2015 were consistent with the prior year period, given the time lag inherent in completing the requirements necessary to obtain a life insurance license.

The size of our life-licensed insurance sales force was as follows:

	March 31, 2015	December 31, 2014
Life-licensed insurance sales representatives	98,145	98,358

The size of our life-licensed sales force remained consistent with December 31, 2014 as the number of new life-licensed sales representatives, which is typically lower in the first quarter of the year based on the pull-through of seasonally slower recruiting in the fourth quarter, kept pace with non-renewals during the first quarter of 2015.

Regulatory changes can also impact the size of our independent sales force. The insurance regulators in the Canadian provinces and territories entered into a Memorandum of Understanding and related agreements to implement a new life insurance licensing examination program across Canada in early 2016. If this new licensing program is implemented under the terms set forth in the agreements, we believe it could significantly decrease the ability of applicants to obtain their life insurance licenses in Canada. At this time, we cannot quantify the impact of the new licensing program on us. However, we believe the program could result in a significant decline in the number of our new life-licensed representatives in Canada and ultimately the size of our life-licensed sales force. This could lower new life insurance sales and, over time, lower the size of our in-force life insurance premium and materially adversely affect our Canadian Term Life insurance business. See "Part II — Other Information — Item 1. Legal Proceedings." for more information.

Term Life Insurance Product Sales. The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended March 31,
	2015	2014
Average number of life-licensed sales representatives	98,159	95,300
Number of new policies issued	55,677	49,320
Average monthly rate of new policies issued per life- licensed sales representative	0.19	0.17

The average monthly rate of new policies issued per life-licensed sales representative was within the historical range during the three months ended March 31, 2015, while the average monthly rate of new policies issued per life-licensed representative for the prior year period was unfavorably impacted by adverse weather conditions across North America during the first quarter of 2014. Additionally, sales of our term life insurance products increased in 2015 primarily due to the growth in our life-licensed sales force, as well as the pull-through of higher life insurance applications submitted in the fourth quarter of 2014.

Investment and Savings Product Sales and Asset Values. Investment and savings products sales increased 7% to approximately $1.5 billion in the first quarter of 2015 compared with the prior year period. The assets in our clients’ accounts are invested in diversified funds comprised mainly of U.S. and Canadian equity and fixed-income securities. The period-end asset values increased to approximately $49.2 billion at March 31, 2015 versus approximately $48.7 billion at December 31, 2014. See the “Results of Operations” section for more details regarding product sales and changes in our client asset values.

On April 14, 2015, the Department of Labor (“DOL”) published a proposed regulation (“the DOL Proposed Rule”), which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). The DOL Proposed Rule also includes a package of proposed exemptions intended to avoid disruption of common compensation arrangements provided the conditions of the exemptions are met. IRAs and other qualified accounts are an important component of the investment and savings products we distribute. As of December 31, 2014, client assets held in qualified retirement plans in the United States and Canada accounted for an estimated 60% and 13% of total client account assets, respectively. During the year ended December 31, 2014, product sales of assets held in qualified retirement plans in the United States and Canada accounted for approximately 57% and 10% of total investment and savings product sales, respectively. The form, substance and timing of a final rule are unknown at this time and therefore we are unable to quantify the impact, if any, on our business, financial position or results of operations.

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

Historically, we have found that, while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of our sales representatives generally remains within a relatively narrow range (between 0.18 and 0.22), and, consequently, our sales volume over the longer term generally correlates to the size of our sales force.

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

•

Interest rates. We use an assumption for future interest rates that initially reflects the current low interest rate environment gradually increasing to a level consistent with historical experience. Both DAC and the future policy benefit reserve liability increase with the assumed interest rate. Since DAC is higher than the future policy benefit reserve liability in the early years of a policy, a lower assumed interest rate generally will result in lower profits. In the later years, when the future policy benefit reserve liability is higher than DAC, a lower assumed interest rate generally will result in higher profits. These assumed interest rates, which like other pricing assumptions are locked in at issue, impact the timing but not the aggregate amount of DAC and future policy benefit reserve changes. Actual interest rates will impact net investment income allocated to the Term Life Insurance segment, but will not impact DAC or the reserve liability.

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

Investment and Savings Products Segment. Our Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing management, distribution and shareholder service fees and the number of fee generating accounts we administer.

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

Sales mix. While our investment and savings products have similar long-term earnings characteristics, our results in a given fiscal period will be affected by changes in the overall mix of products within these categories. Examples of changes in the sales mix that influence our results include the following:

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

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties. NBLIC also has in-force policies from several discontinued lines of insurance. During the first quarter of 2014, NBLIC sold its short-term statutory disability benefit insurance business ("DBL") to AmTrust North America, Inc., and the net gain recognized on the sale has been reported as discontinued operations in 2014. During the second quarter of 2014, NBLIC ceased the marketing and underwriting of new student life insurance policies but continues to administer the existing block of student life business. Corporate and Other Distributed Products segment net investment income is composed of two elements:  the remainder of net investment income not allocated to our Term Life Insurance segment and the market return associated with the deposit asset underlying a 10% coinsurance agreement with the Citigroup reinsurers ("10% Coinsurance Agreement").

The Corporate and Other Distributed Products segment is affected by corporate income and expenses not allocated to our other segments, net investment income (other than net investment income allocated to our Term Life Insurance segment), general and administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), interest expense on notes payable and realized gains and losses on our invested asset portfolio.

Capital Structure. Our financial results have also been affected by changes in our capital structure, including the issuance of our senior unsecured notes and repurchases of shares of our common stock. For additional information regarding our capital structure, see Note 6 (Debt) and Note 7 (Stockholders’ Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens, respectively, relative to the U.S. dollar. See Item 7. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk included in our 2014 Annual Report and Note 2 (Segment and Geographical Information) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2014 Annual Report. The most significant items on our condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Accounting Policy Changes. During the three months ended March 31, 2015, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2014 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$577,458	$568,205	$9,253	2%
Ceded premiums	(397,540)	(402,715)	(5,175)	(1)%
Net premiums	179,918	165,490	14,428	9%
Commissions and fees	132,835	126,933	5,902	5%
Net investment income	21,173	21,599	(426)	(2)%
Realized investment gains (losses), including other-than-temporary impairment losses	1,284	263	1,021	*
Other, net	9,929	10,043	(114)	(1)%
Total revenues	345,139	324,328	20,811	6%

Benefits and expenses:
Benefits and claims	82,500	75,191	7,309	10%
Amortization of DAC	36,213	35,193	1,020	3%
Sales commissions	68,457	65,121	3,336	5%
Insurance expenses	34,641	28,502	6,139	22%
Insurance commissions	3,190	4,083	(893)	(22)%
Interest expense	8,676	8,606	70	1%
Other operating expenses	44,653	40,800	3,853	9%
Total benefits and expenses	278,330	257,496	20,834	8%
Income from continuing operations before income taxes	66,809	66,832	(23)	*
Income taxes	23,408	23,347	61	*
Income from continuing operations	43,401	43,485	(84)	*
Income from discontinued operations, net of income taxes	-	1,595	(1,595)	*
Net income	$43,401	$45,080	$(1,679)	(4)%

*	Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2015 and 2014

Total revenues. Total revenues for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 increased primarily due to incremental premiums on term life insurance policies not subject to the Citigroup coinsurance transactions. Higher sales of investment and savings products and the rise in client asset values also contributed the increase in total revenues in the form of higher commissions and fees. Additionally, realized investment gains increased primarily due to a larger number of fixed maturity securities sold to fund share repurchases in 2015 compared to the prior year period.

Total benefits and expenses. Total benefits and expenses for the three months ended March 31, 2015 increased primarily as a result of the growth in revenue-related costs, which include benefits and claims, certain insurance expenses, sales commissions, and amortization of DAC. Total benefits and expenses also increased approximately $6.1 million due to the accelerated expense recognition on the grant date of management equity awards granted to retirement eligible employees in February 2015. Management equity awards granted in February 2014 did not have a similar accelerated recognition of expense at the grant date for retirement eligible employees as those awards did not contain a retirement eligibility provision until modifications were made to include such a provision in the third quarter of 2014. The grant date fair value of the management equity awards issued in February 2015 was approximately $12.4 million, which was consistent with the total grant date fair value of the management equity awards granted in February 2014. As such, the impact of the retirement eligibility provision included in equity awards granted to management primarily affects the timing of expense recognition and not the total amount of expense to be recognized.

See Note 9 (Share-Based Transactions) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on the acceleration of stock compensation expense of certain employee equity awards.

Income taxes. Our effective income tax rates of 35.0% and 34.9% for the three months ended March 31, 2015 and 2014, respectively, were consistent year-over-year.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$569,164	$559,663	$9,501	2%
Ceded premiums	(395,122)	(400,333)	(5,211)	(1)%
Net premiums	174,042	159,330	14,712	9%
Allocated net investment income	17,281	16,713	568	3%
Other, net	7,042	6,937	105	2%
Total revenues	198,365	182,980	15,385	8%
Benefits and expenses:
Benefits and claims	77,990	71,263	6,727	9%
Amortization of DAC	35,017	32,721	2,296	7%
Insurance expenses	32,804	26,414	6,390	24%
Insurance commissions	602	1,315	(713)	(54)%
Interest expense	4,132	4,063	69	2%
Total benefits and expenses	150,545	135,776	14,769	11%
Income from continuing operations before income taxes	$47,820	$47,204	$616	1%

Results for the Three Months Ended March 31, 2015 and 2014

Net premiums. Direct premiums grew mostly due to incremental premiums on term life insurance policies not subject to the Citigroup coinsurance transactions. Ceded premiums declined primarily due to the run-off of business subject to the Citigroup coinsurance transactions. The continued impact of growth in direct premiums not subject to the Citigroup coinsurance transactions and the run-off of business subject to the Citigroup coinsurance transactions resulted in net premiums growing faster than direct premiums.

Allocated net investment income. Allocated net investment income increased modestly year-over-year primarily due to the higher allocation related to the growth in invested assets that support our targeted statutory capital and required reserves of $1.5 million, partially offset by lower yield on invested assets of approximately $1.0 million.

Benefits and claims. Benefits and claims increased consistent with the growth in net premiums as the growth in reserves from strong persistency was offset by incurred claims, which were slightly below historical levels.

Amortization of DAC. The rate of DAC amortization was slower than the growth in net premiums due to strong persistency in the first quarter of 2015.

Insurance expenses. The increase in insurance expenses was mostly due to the following employee-related compensation costs: $2.9 million impact of accelerated expense recognition on the grant date of management equity awards issued to retirement eligible employees in February 2015 and $1.7 million related to higher other compensation costs primarily related to annual employee merit pay increases. The remaining rise in insurance expenses was attributable to growth in the business and the run-off of Citigroup coinsurance expense allowances.

Face Amount In Force. The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2015	% of beginning balance	2014	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$681,927		$674,868
Net change in face amount:
Issued face amount	17,181	3%	15,748	2%
Terminations	(13,344)	(2)%	(14,160)	(2)%
Foreign currency	(7,247)	(1)%	(3,378)	*
Net change in face amount	(3,410)	(1)%	(1,790)	*
Face amount in force, end of period	$678,517		$673,078

*	Less than 1%.

Face amount of term life insurance policies in force decreased in 2015 primarily due to the impact on Canadian in-force policies from the strengthening of the U.S. dollar in relation to the Canadian dollar, partially offset by the rise in issued face amount from the higher number of new policies issued in the first quarter of 2015. As a percentage of beginning face amount in force, issued face amount increased modestly in the first quarter of 2015, and terminations slightly improved as a result of better persistency compared to the same period a year ago.

Investment and Savings Product Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$60,035	$57,904	$2,131	4%
Asset-based revenues	56,837	53,808	3,029	6%
Account-based revenues	10,452	9,723	729	7%
Other, net	1,750	1,835	(85)	(5)%
Total revenues	129,074	123,270	5,804	5%
Expenses:
Amortization of DAC	1,201	2,335	(1,134)	(49)%
Insurance commissions	1,971	2,086	(115)	(6)%
Sales commissions:
Sales-based	42,442	41,563	879	2%
Asset-based	23,251	20,726	2,525	12%
Other operating expenses	25,165	22,532	2,633	12%
Total expenses	94,030	89,242	4,788	5%
Income from continuing operations before income taxes	$35,044	$34,028	$1,016	3%

Supplemental information on the underlying metrics that drove results follows.

	Three months ended March 31,		Change
	2015	2014	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$856	$821	$35	4%
Annuities and other	479	450	29	6%
Total sales-based revenue generating product sales	1,334	1,271	63	5%
Managed investments	66	63	3	5%
Segregated funds and other	114	77	37	49%
Total product sales	$1,515	$1,411	$104	7%
Average client asset values:
Retail mutual funds	$30,822	$28,842	$1,980	7%
Annuities and other	14,084	12,677	1,407	11%
Managed investments	1,446	1,095	351	32%
Segregated funds	2,391	2,449	(58)	(2)%
Total average client asset values	$48,743	$45,063	$3,680	8%

	(Accounts in thousands)
Average number of fee-generating accounts:
Recordkeeping and custodial accounts	2,067	1,991	76	4%
Recordkeeping only accounts	628	596	32	5%
Total	2,695	2,587	108	4%

Results for the Three Months Ended March 31, 2015 and 2014

Total revenues. More than half of the increase in commissions and fees was driven by higher asset-based revenues attributable to the rise in average client asset values, indicative of favorable market performance. Sales-based revenues also increased due to strong sales of mutual funds and variable annuities. Additionally, the higher number of client retail mutual funds and managed investments added during the first quarter of 2015 contributed to the year-over-year growth in account-based revenues.

Amortization of DAC. Amortization of DAC slowed largely due to favorable market performance experienced by assets held within our segregated funds.

Sales commissions. Higher sales-based commissions in the three months ended March 31, 2015 were primarily the result of the increase in product sales discussed above. When considering that asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions grew consistently with the increase in asset-based revenues. In addition, changes in product mix slightly contributed to the increase in sales-based and asset-based commissions.

Other operating expenses. Other operating expenses increased mostly due to the following employee-related compensation costs: approximately $0.9 million impact of accelerated expense recognition on the grant date of management equity awards issued to retirement eligible employees in February 2015 and $0.6 million related to higher other compensation costs partially related to normal annual merit increases. Higher costs associated with growth in the business represented most of the remaining increase in other operating expenses.

Asset Values in Client Accounts. Changes in asset values in client accounts were as follows:

	Three months ended March 31,
	2015	% of beginning balance	2014	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$48,656		$44,990
Net change in asset values:
Inflows	1,515	3%	1,411	3%
Redemptions	(1,246)	(3)%	(1,246)	(3)%
Change in market value, net	1,004	2%	1,005	2%
Foreign currency, net	(734)	(2)%	(321)	(1)%
Net change in asset values	539	1%	849	2%
Asset values, end of period	$49,195		$45,839

The increase in client asset values in 2015 was led by favorable market performance combined with the positive net inflows. This increase was partially offset by a reduction in the translated value of client assets in Canada due to the strengthening of the U.S. dollar relative to the Canadian dollar.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$8,294	$8,542	$(248)	(3)%
Ceded premiums	(2,418)	(2,382)	36	2%
Net premiums	5,876	6,160	(284)	(5)%
Commissions and fees	5,511	5,498	13	*
Allocated net investment income	3,892	4,886	(994)	(20)%
Realized investment gains (losses), including other-than-temporary impairment losses	1,284	263	1,021	*
Other, net	1,137	1,271	(134)	(11)%
Total revenues	17,700	18,078	(378)	(2)%
Benefits and expenses:
Benefits and claims	4,510	3,928	582	15%
Amortization of DAC	(5)	137	(142)	*
Insurance expenses	1,837	2,088	(251)	(12)%
Insurance commissions	617	682	(65)	(10)%
Sales commissions	2,764	2,832	(68)	(2)%
Interest expense	4,544	4,543	1	*
Other operating expenses	19,488	18,268	1,220	7%
Total benefits and expenses	33,755	32,478	1,277	4%
Loss from continuing operations before income taxes	$(16,055)	$(14,400)	$1,655	11%

*	Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2015 and 2014

Total revenues. Total revenues decreased for the three months ended March 31, 2015 primarily due to lower allocated net investment income and lower net premiums, mostly offset by higher realized investment gains. Net investment income decreased primarily due to lower average yield on invested assets and lower assets allocated to the Corporate and Other Distributed Products segment, partially offset by the favorable change in market value of the deposit asset underlying our 10% Coinsurance Agreement. In addition, net premiums declined due to lower direct premiums on non-term life insurance policies underwritten by our New York subsidiary. Realized investment gains increased year-over-year mainly attributable to a larger number of fixed maturity securities sold to fund share repurchases in 2015, which offset the declines within total revenues.

Total benefits and expenses. The increase in benefits and expenses were largely attributable to the $2.3 million of accelerated expense recognition on the grant date of management equity awards issued to retirement eligible employees in February 2015 and higher claims experienced on the non-term life insurance block of business underwritten by our New York subsidiary. These increases were partially offset by lower technology costs on projects in our Corporate and Other Distributed Products segment in 2015.

Financial Condition

Investments. Our insurance business is primarily focused on selling term life insurance, which does not include an investment component for the policyholder. The invested asset portfolio supporting our term life insurance business does not involve the substantial asset accumulations and spread requirements that exist with other non-term life insurance products. As a result, the profitability of our term life insurance business is not as sensitive to the impact that interest rates have on our invested asset portfolio and investment income as the profitability of other companies that underwrite non-term life insurance products.

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

(“Vidalia Re”), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. For more information on the LLC Note held-to-maturity security, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating and average approximate duration of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	March 31, 2015	December 31, 2014
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.2 years	4.2 years
Average book yield of our fixed-maturity portfolio	4.53%	4.61%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating follows:

	March 31, 2015		December 31, 2014
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$294,057	17%	$292,239	17%
AA	117,844	7%	117,423	7%
A	382,027	22%	375,781	23%
BBB	814,451	48%	804,765	48%
Below investment grade	94,873	6%	84,498	5%
Not rated	505	*	505	*
Total	$1,703,757	100%	$1,675,211	100%

*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	March 31, 2015
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$25,093	$27,764	$(2,671)	AAA
General Electric Co	18,998	16,388	2,610	AA+
Province of Ontario Canada	10,242	10,360	(119)	AA-
Wells Fargo & Co	10,029	9,797	232	A
National Rural Utilities Cooperative	9,860	7,759	2,101	A
Iberdrola SA	9,401	8,472	930	BBB
Washington Real Estate Investment	8,908	8,517	391	BBB
TransCanada Corp	8,084	8,110	(26)	A-
Discover Financial Services	7,615	6,551	1,064	BBB-
National Fuel Gas Co	7,564	6,562	1,002	BBB
Total – ten largest holdings	$115,794	$110,279	$5,514
Total – fixed-maturity and equity securities	$1,849,089	$1,746,104
Percent of total fixed-maturity and equity securities	6%	6%

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on outstanding debt, general operating expenses, and income taxes, as well as repurchases of shares outstanding. At March 31, 2015, the Parent Company had cash and invested assets of approximately $154.7 million.

The Parent Company’s subsidiaries generate operating cash flows primarily from term life insurance premiums (net of premiums ceded to reinsurers), income from invested assets, commissions and fees collected from the distribution of investment and savings products as well as other financial products. The subsidiaries' principal operating cash outflows include the payment of insurance claims and benefits (net of ceded claims recovered from reinsurers), commissions to our sales force, insurance and other operating expenses, interest expense for future policy benefit reserves financing transactions, and income taxes.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2015	2014	$
	(In thousands)
Net cash provided by (used in) operating activities	$66,402	$37,740	$28,662
Net cash provided by (used in) investing activities	(26,608)	(4,227)	(22,381)
Net cash provided by (used in) financing activities	(49,715)	(22,971)	(26,744)
Effect of foreign exchange rate changes on cash	(2,388)	(1,293)	(1,095)
Change in cash and cash equivalents	$(12,309)	$9,249	$(21,558)

Operating Activities. The largest factor contributing to the increase in operating cash flows for the three months ended March 31, 2015 was the impact of timing of coinsurance payments with Citigroup reinsurers.

Investing Activities. The increase in net cash used in investing activities is primarily due to the timing of maturities for fixed-maturity securities during the three months ended March 31, 2015 versus the comparable period in 2014. A reduction in the amount of fixed-maturity securities that matured in 2015 led to a higher amount of cash used in our available-for-sale investment securities portfolio.

Financing Activities. Cash used in financing activities increased primarily due to a higher amount of repurchases of our common stock during the first quarter of 2015 compared to the first quarter of 2014. We expect share repurchases under our $150 million share repurchase program in 2015 to generally take place evenly during the year while repurchases made in 2014 under a similar value share repurchase program were weighted more towards the second half of 2014. The difference in the timing of when share repurchases are expected to occur in 2015 as compared to when they occurred in 2014 is largely the result of the availability of capital provided by our redundant reserve financing transaction with Vidalia Re executed on July 31, 2014. See “Redundant Reserve Financings” in this section for more information on this redundant reserve financing transaction.

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

As of March 31, 2015, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of March 31, 2015, Primerica Life Canada is in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

We have established Peach Re, Inc. ("Peach Re") and Vidalia Re as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Primerica Life has ceded certain term life policies issued prior to 2011 to Peach Re as part of a Regulation XXX redundant reserve financing transaction (the “Peach Re Redundant Reserve Financing Transaction”) and has ceded certain term life policies issued in 2011, 2012, 2013 and 2014 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). These redundant reserve financing transactions allow us to more efficiently manage and deploy our capital. See Note 10 (Commitments and Contingent Liabilities), Note 3 (Investments) and Note 6 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, senior unsecured notes outstanding at a price of 99.843% and an annual rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at March 31, 2015. No events of default(s) occurred during the three months ended March 31, 2015.

Rating Agencies. There have been no changes to Primerica, Inc.'s senior debt ratings or Primerica Life's financial strength ratings since December 31, 2014.

Short-term Borrowings. We had no short-term borrowings as of or during the three months ended March 31, 2015.

Surplus Note. Vidalia Re issued the Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2029. For more information on the Surplus Note, see Note 6 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of March 31, 2015 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) and associated with the Peach Re Redundant Reserve Financing Transaction as described in Note 10 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Contractual Obligations Update. There have been no material changes in contractual obligations from those disclosed in the 2014 Annual Report.

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

•

changes in federal and state legislation, including other legislation or regulation that affects our insurance and investment product businesses, such as the DOL’s recent proposed rule defining who is a “fiduciary” of a qualified retirement plan as a result of giving investment advice;

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
•

the inability of the investment and savings products we distribute to remain competitive with other investment options or the change to investment and savings products offered by key providers in a way that is not beneficial to our business;

•	fluctuations in the performance of client assets under management in our investment savings products segment;
•	the inability of our subsidiaries to pay dividends or make distributions;
•	our ability to generate and maintain a sufficient amount of working capital;
•	our non-compliance with the covenants of our senior unsecured debt;
•	legal and regulatory investigations and actions concerning us or our sales representatives;
•	the loss of key personnel;
•	the failure of our information technology systems, breach of our information security or failure of our business continuity plan; and
•	fluctuations in Canadian currency exchange rates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposures to market risk since December 31, 2014. For details on the Company's interest rate, foreign currency exchange, and credit risks, see "Item 7A. Quantitative and Qualitative Information About Market Risks" in our 2014 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described in Note 10 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements and such information is incorporated herein by reference. As of the date of this report, other than as discussed in the paragraph below, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

In the third quarter of 2014, we issued Applications in the Ontario Superior Court of Justice naming as the Respondents the Financial Services Commission of Ontario and the government of Ontario. We also issued an Application in the Court of Queen's Bench for Saskatchewan naming as Respondents the Insurance Councils of Saskatchewan and Life Insurance Council of Saskatchewan. The Applications seek a declaration that a Memorandum of Understanding and related agreements entered into by the insurance regulators of the Canadian provinces and territories to implement a new life insurance licensing examination program across Canada in early 2016 are null and void and of no force and effect. See “Item 1A. Risk Factors.” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information.

ITEM 1A.  RISK FACTORS.

The following supplements and amends the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014, which are incorporated herein by reference.

If heightened standards of conduct or more stringent licensing requirements, such as those proposed by the Securities and Exchange Commission (“SEC”) and proposed by the Department of Labor (“DOL”), are imposed on us or our sales representatives or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

Our U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer, and our U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by the Financial Industry Regulatory Authority (“FINRA”). These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. In January 2011 under the authority of the Dodd-Frank Act, which gives the SEC the power to impose on broker-dealers a heightened standard of conduct that is currently applicable only to investment advisers, the SEC staff submitted a report to Congress in which it recommended that the SEC adopt a fiduciary standard of conduct for broker-dealers that is uniform with that of investment advisors. The SEC has slated the rule on its regulatory agenda for “long-term action” without a specific timetable.

On April 14, 2015, the DOL published a proposed regulation (the “DOL Proposed Rule”), which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and IRC Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). The DOL Proposed Rule fulfills the announcement of the DOL in September 2011 that it would withdraw a proposed rule published in October 2010 and propose a new rule defining the term “fiduciary”. Simultaneously with publication of the DOL Proposed Rule, the DOL proposed a package of exemptions (the “Prohibited Transaction Exemptions”) intended to allow advisers and their firms to continue to receive common forms of compensation that would otherwise be prohibited due to the DOL Proposed Rule, provided the conditions of the exemptions are met. The DOL has requested comments on the DOL Proposed Rule and plans to hold a public hearing following the close of the comment. We are hopeful that the DOL will be receptive to the comments it receives and make certain adjustments to the Rule and the Prohibited Transaction Exemptions to fulfill its interest in protecting the savings of middle income retirement savers.

IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2014. Thus, if the DOL Proposed Rule and its accompanying Prohibited Transaction Exemptions are finalized in their current form without modification, we would expect to make adjustments to our fee and compensation arrangements for qualified accounts. Such changes could make it more difficult for us and our sales representatives to profitably serve the middle-income market and could result in a reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed sales representatives. Furthermore, we would anticipate increased compliance costs and our licensed representatives could be required to obtain additional securities licenses, which they may not be willing or able to obtain.

The form, substance and timing of a final rule are unknown at this time. It is possible that a final rule could be adopted in a form that does not materially adversely affect us or that Prohibited Transaction Exemptions could be modified or issued in a manner that minimizes the impact. If adopted in the form proposed, however, the DOL Proposed Rule could have a materially adverse effect on our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2015, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1-31, 2015	38,581	$55.48	38,470	$147,865,300
February 1-28, 2015	198,453	53.58	145,478	140,066,224
March 1-31, 2015	672,640	51.96	556,445	111,264,631
Total	909,674	$52.46	740,393	$111,264,631

(1)

Consists of (a) repurchases of 169,281 shares at an average price of $53.08 arising from share-based compensation tax withholdings and stock option exercises and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

For information regarding year-to-date share repurchases, refer to Note 7 (Stockholders' Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica's Current Report on Form 8-K dated April 1, 2015 (Commission File No. 001-34680).
4.1	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Glenn J. Williams, Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer.

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
(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

May 7, 2015	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)