Form 10-Q
period 2015-06-30
Primerica, Inc.
filed 2015-08-06
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 31, 2015
Common Stock, $0.01 Par Value	49,595,363 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2015	December 31, 2014
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,659,078 in 2015 and $1,667,500 in 2014)	$1,724,743	$1,759,120
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $330,338 in 2015 and $228,809 in 2014)	328,000	220,000
Equity securities available-for-sale, at fair value (cost: $42,577 in 2015 and $43,738 in 2014)	49,961	53,390
Trading securities, at fair value (cost: $7,943 in 2015 and $7,710 in 2014)	7,927	7,711
Policy loans	29,112	28,095
Total investments	2,139,743	2,068,316
Cash and cash equivalents	153,933	192,516
Accrued investment income	17,026	17,401
Due from reinsurers	4,137,425	4,115,533
Deferred policy acquisition costs, net	1,430,508	1,351,180
Premiums and other receivables	189,924	181,660
Intangible assets, net (accumulated amortization: $70,128 in 2015 and $68,426 in 2014)	60,019	61,720
Deferred income taxes	37,140	36,082
Other assets	290,483	273,403
Separate account assets	2,324,980	2,440,303
Total assets	$10,781,181	$10,738,114

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$5,361,580	$5,264,608
Unearned premiums	730	912
Policy claims and other benefits payable	254,047	264,832
Other policyholders’ funds	352,212	344,313
Notes payable	374,558	374,532
Surplus note	328,000	220,000
Income taxes	156,212	140,467
Other liabilities	367,337	392,810
Payable under securities lending	63,899	50,211
Separate account liabilities	2,324,980	2,440,303
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,583,555	9,492,988

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2015 and 2014; issued and outstanding 50,111 shares in 2015 and 52,169 shares in 2014)	501	522
Paid-in capital	259,937	353,337
Retained earnings	871,440	795,740
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	4,467	21,681
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	61,743	74,308
Net unrealized investment losses other-than-temporarily impaired	(462)	(462)
Total stockholders’ equity	1,197,626	1,245,126
Total liabilities and stockholders’ equity	$10,781,181	$10,738,114

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$588,248	$576,740	$1,165,707	$1,144,945
Ceded premiums	(406,854)	(410,546)	(804,395)	(813,261)
Net premiums	181,394	166,194	361,312	331,684
Commissions and fees	139,150	132,039	271,985	258,970
Investment income net of investment expenses	21,782	21,681	45,431	43,280
Interest expense on surplus note	(2,707)	-	(5,182)	-
Net investment income	19,075	21,681	40,249	43,280
Realized investment gains (losses), including other-than- temporary impairment losses	597	831	1,881	1,094
Other, net	10,651	10,385	20,579	20,430
Total revenues	350,867	331,130	696,006	655,458

Benefits and expenses:
Benefits and claims	82,521	72,412	165,021	147,604
Amortization of deferred policy acquisition costs	36,384	32,696	72,595	67,890
Sales commissions	71,499	67,364	139,956	132,485
Insurance expenses	29,094	28,192	63,736	56,694
Insurance commissions	4,145	3,881	7,334	7,964
Interest expense	8,642	8,552	17,316	17,159
Other operating expenses	41,757	42,293	86,413	83,089
Total benefits and expenses	274,042	255,390	552,371	512,885
Income from continuing operations before income taxes	76,825	75,740	143,635	142,573
Income taxes	27,652	26,469	51,062	49,816
Income from continuing operations	49,173	49,271	92,573	92,757
Income from discontinued operations, net of income taxes	-	-	-	1,595
Net income	$49,173	$49,271	$92,573	$94,352

Basic earnings per share:
Continuing operations	$0.94	$0.89	$1.76	$1.66
Discontinued operations	-	-	-	0.03
Basic earnings per share	$0.94	$0.89	$1.76	$1.69

Diluted earnings per share:
Continuing operations	$0.94	$0.89	$1.76	$1.66
Discontinued operations	-	-	-	0.03
Diluted earnings per share	$0.94	$0.89	$1.76	$1.69

Weighted-average shares used in computing earnings per share:
Basic	51,787	54,927	52,212	55,075
Diluted	51,812	54,950	52,249	55,097

Supplemental disclosures:
Total impairment losses	$(632)	$(221)	$(869)	$(370)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-	-
Net impairment losses recognized in earnings	(632)	(221)	(869)	(370)
Other net realized investment gains (losses)	1,229	1,052	2,750	1,464
Realized investment gains (losses), including other-than- temporary impairment losses	$597	$831	$1,881	$1,094

Dividends declared per share	$0.16	$0.12	$0.32	$0.24

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$49,173	$49,271	$92,573	$94,352
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains/(losses) on investment securities	(32,720)	20,792	(17,059)	38,722
Reclassification adjustment for realized investment (gains) losses included in net income	(602)	(578)	(2,272)	(766)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	3,157	8,444	(17,409)	(233)
Total other comprehensive income (loss) before income taxes	(30,165)	28,658	(36,740)	37,723
Income tax expense (benefit) related to items of other comprehensive income (loss)	(11,627)	7,173	(6,961)	13,277
Other comprehensive income (loss), net of income taxes	(18,538)	21,485	(29,779)	24,446
Total comprehensive income (loss)	$30,635	$70,756	$62,794	$118,798

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Six months ended June 30,
	2015	2014
	(In thousands)
Common stock:
Balance, beginning of period	$522	$548
Repurchases of common stock	(25)	(9)
Net issuance of common stock	4	3
Balance, end of period	501	542

Paid-in capital:
Balance, beginning of period	353,337	472,633
Share-based compensation	22,231	17,068
Net issuance of common stock	(4)	(3)
Repurchases of common stock	(115,763)	(41,150)
Adjustments to paid-in capital, other	136	(599)
Balance, end of period	259,937	447,949

Retained earnings:
Balance, beginning of period	795,740	640,840
Net income	92,573	94,352
Dividends	(16,873)	(13,404)
Balance, end of period	871,440	721,788

Accumulated other comprehensive income (loss):
Balance, beginning of period	95,527	108,006
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(195) in 2015 and $(8) in 2014	(17,214)	(225)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $(6,766) in 2015 and $13,285 in 2014	(12,565)	24,671
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit) of $(0) in 2015 and 2014	-	-
Balance, end of period	65,748	132,452

Total stockholders’ equity	$1,197,626	$1,302,731

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six months ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$92,573	$94,352
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	123,388	107,236
Deferral of policy acquisition costs	(158,581)	(146,313)
Amortization of deferred policy acquisition costs	72,595	67,890
Change in income taxes	27,522	14,348
Realized investment (gains) losses, including other-than-temporary impairments	(1,881)	(1,094)
Gain from sale of business, net	-	(1,595)
Accretion and amortization of investments	(984)	(1,009)
Depreciation and amortization	5,373	5,717
Change in due from reinsurers	(45,479)	(23,511)
Change in premiums and other receivables	(12,454)	(8,873)
Trading securities sold, matured, or called (acquired), net	(233)	3,721
Share-based compensation	10,858	5,836
Change in other operating assets and liabilities, net	(27,391)	(46,251)
Net cash provided by (used in) operating activities	85,306	70,454

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	63,584	46,163
Fixed-maturity securities — matured or called	148,730	163,038
Equity securities	1,920	188
Available-for-sale investments acquired:
Fixed-maturity securities	(201,717)	(220,214)
Equity securities	(709)	(5,403)
Purchases of property and equipment and other investing activities, net	(4,956)	(4,177)
Proceeds from sale of business	-	3,000
Cash collateral received (returned) on loaned securities, net	13,687	3,717
Sales (purchases) of short-term investments using securities lending collateral, net	(13,687)	(3,717)
Net cash provided by (used in) investing activities	6,852	(17,405)

Cash flows from financing activities:
Dividends paid	(16,873)	(13,404)
Common stock repurchased	(109,712)	(35,011)
Excess tax benefits on share-based compensation	4,259	3,792
Tax withholdings on share-based compensation	(6,076)	(6,148)
Cash proceeds from stock options exercised	136	-
Payments of deferred financing costs	-	(403)
Net cash provided by (used in) financing activities	(128,266)	(51,174)

Effect of foreign exchange rate changes on cash	(2,475)	(443)
Change in cash and cash equivalents	(38,583)	1,432

Cash and cash equivalents, beginning of period	192,516	149,189
Cash and cash equivalents, end of period	$153,933	$150,621

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2015 and December 31, 2014, the statements of income and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and the statements of stockholders' equity and cash flows for the six months ended June 30, 2015 and 2014. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the unaudited condensed consolidated financial statements dated as of June 30, 2015.

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2014 Annual Report.

New Accounting Principles. In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Debt issuance costs related to a recognized debt liability are currently presented as a deferred charge, or asset, within the balance sheet. ASU 2015-03 requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective retrospectively for the Company beginning in fiscal year 2016, with early adoption permitted. The Company intends to adopt the amendments in ASU 2015-03 beginning in the first quarter of 2016. At June 30, 2015, the Company had debt issuance costs related to recognized liabilities of approximately $3.0 million within Other assets on our unaudited condensed consolidated balance sheets that would be reclassified and presented as a direct deduction from the carrying amount of debt liabilities under ASU 2015-03.

Future Application of Accounting Standards. Recent accounting guidance not discussed is not applicable, is immaterial to our financial statements, or did not or is not expected to have a material impact on our business.

(2) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Results of continuing operations by segment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Term life insurance segment	$201,433	$184,366	$399,798	$367,346
Investment and savings products segment	135,081	128,148	264,155	251,418
Corporate and other distributed products segment	14,353	18,616	32,053	36,694
Total revenues	$350,867	$331,130	$696,006	$655,458
Income (loss) from continuing operations before income taxes:
Term life insurance segment	$57,286	$55,070	$105,107	$102,274
Investment and savings products segment	37,746	36,048	72,789	70,075
Corporate and other distributed products segment	(18,207)	(15,378)	(34,261)	(29,776)
Total income from continuing operations before income taxes	$76,825	$75,740	$143,635	$142,573

Total assets by segment were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Assets:
Term life insurance segment	$7,429,104	$7,165,373
Investment and savings products segment	2,432,875	2,545,372
Corporate and other distributed products segment	919,202	1,027,369
Total assets	$10,781,181	$10,738,114

The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $108.3 million and $105.5 million as of June 30, 2015 and December 31, 2014, respectively.

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

Geographical Information. Results of continuing operations by country and long-lived assets — primarily tangible assets reported in Other assets in our unaudited condensed consolidated balance sheets —were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues by country:
United States	$291,808	$270,923	$577,949	$533,127
Canada	59,059	60,207	118,057	122,331
Total revenues	$350,867	$331,130	$696,006	$655,458
Income from continuing operations before income taxes by country:
United States	$60,199	$56,619	$109,055	$105,532
Canada	16,626	19,121	34,580	37,041
Total income from continuing operations before income taxes	$76,825	$75,740	$143,635	$142,573

	June 30, 2015	December 31, 2014
	(In thousands)
Long-lived assets by country:
United States	$26,901	$25,897
Canada	596	566
Total long-lived assets	$27,497	$26,463

(3) Investments

Available-for-sale Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of available-for-sale fixed-maturity and equity securities follow:

	June 30, 2015
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$13,659	$526	$(19)	$14,166
Foreign government	122,882	3,772	(7,841)	118,813
States and political subdivisions	36,968	2,434	(573)	38,829
Corporates	1,252,878	68,356	(12,394)	1,308,840
Mortgage- and asset-backed securities	232,691	11,713	(309)	244,095
Total fixed-maturity securities(1)	1,659,078	86,801	(21,136)	1,724,743
Equity securities	42,577	8,689	(1,305)	49,961
Total fixed-maturity and equity securities	$1,701,655	$95,490	$(22,441)	$1,774,704

(1)	Includes approximately $0.7 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$15,145	$557	$(55)	$15,647
Foreign government	120,910	5,388	(3,801)	122,497
States and political subdivisions	38,163	2,719	(188)	40,694
Corporates	1,241,526	82,167	(7,825)	1,315,868
Mortgage- and asset-backed securities	251,756	13,050	(392)	264,414
Total fixed-maturity securities(1)	1,667,500	103,881	(12,261)	1,759,120
Equity securities	43,738	10,711	(1,059)	53,390
Total fixed-maturity and equity securities	$1,711,238	$114,592	$(13,320)	$1,812,510

(1)	Includes approximately $0.7 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

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

The scheduled contractual maturity distribution of the available-for-sale fixed-maturity portfolio at June 30, 2015 follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$99,484	$99,112
Due after one year through five years	609,019	648,704
Due after five years through 10 years	666,516	680,101
Due after 10 years	51,368	52,731
	1,426,387	1,480,648
Mortgage- and asset-backed securities	232,691	244,095
Total fixed-maturity securities	$1,659,078	$1,724,743

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on investments was as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than- temporary impairments:
Fixed-maturity and equity securities	$73,049	$101,272
Currency swaps	-	23
Exclude unrealized foreign currency translation (gains) losses adjustment	21,229	12,314
Exclude other-than-temporary impairments	710	710
Net unrealized investment gains excluding foreign currency translation adjustment and other-than- temporary impairments	94,988	114,319
Deferred income taxes	(33,245)	(40,011)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than- temporary impairments, net of tax	$61,743	$74,308

Trading Securities. We maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $7.9 million and $7.7 million as of June 30, 2015 and December 31, 2014, respectively.

Held-to-maturity Security. Concurrent with the execution of the Vidalia Re Coinsurance Agreement, Vidalia Re entered into a Surplus Note Purchase Agreement (the "Surplus Note Purchase Agreement") with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, “Hannover Re”) and a newly formed limited liability company (the "LLC") owned by a third party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued a surplus note (the “Surplus Note”) to the LLC in exchange for a credit enhanced note from the LLC with an equal principal amount (the “LLC Note”). The principal amount of both the LLC Note and the Surplus Note will fluctuate over time to coincide with the amount of reserves contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. The LLC Note is guaranteed by Hannover Re through a credit enhancement feature in exchange for a fee, which is reflected in interest expense on our unaudited condensed consolidated statements of income.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of June 30, 2015, the LLC Note, which was rated AA- by Fitch Ratings, had an estimated unrealized holding gain of $2.3 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 4 (Fair Value of Financial Instruments).

See Note 6 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $18.1 million and $19.9 million as of June 30, 2015 and December 31, 2014, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $63.9 million and $50.2 million as of June 30, 2015 and December 31, 2014, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Fixed-maturity securities (available-for-sale)	$19,551	$20,454	$39,346	$41,486
Fixed-maturity security (held-to-maturity)	2,707	-	5,182	-
Equity securities	503	471	1,019	856
Policy loans and other invested assets	337	398	695	786
Cash and cash equivalents	47	68	90	121
Market return on deposit asset underlying 10% coinsurance agreement	(116)	1,490	1,556	2,443
Gross investment income	23,029	22,881	47,888	45,692
Investment expenses	(1,247)	(1,200)	(2,457)	(2,412)
Investment income net of investment expenses	21,782	21,681	45,431	43,280
Interest expense on surplus note	(2,707)	-	(5,182)	-
Net investment income	$19,075	$21,681	$40,249	$43,280

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$1,466	$838	$3,400	$1,181
Gross losses from sales	(232)	(39)	(259)	(45)
Other-than-temporary impairment losses	(632)	(221)	(869)	(370)
Gains (losses) from bifurcated options	(5)	253	(391)	328
Net realized investment gains (losses)	$597	$831	$1,881	$1,094
Supplemental information:
Gross realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$602	$578	$2,272	$766
Tax expense (benefit) associated with realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	$211	$202	$795	$268
Proceeds from sales or other redemptions	$116,318	$96,511	$214,234	$209,389

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

Available-for-sale fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $442.9 million and $340.8 million as of June 30, 2015 and December 31, 2014, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2015
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$676	$(19)	1	$-	$-	-
Foreign government	45,747	(3,347)	43	24,365	(4,494)	43
States and political subdivisions	2,967	(32)	3	838	(541)	2
Corporates	256,824	(6,927)	260	40,853	(5,467)	62
Mortgage-and asset-backed securities	31,028	(193)	34	8,263	(116)	13
Total fixed-maturity securities	337,242	(10,518)		74,319	(10,618)
Equity securities	7,530	(1,230)	18	1,368	(75)	5
Total fixed-maturity and equity securities	$344,772	$(11,748)		$75,687	$(10,693)

	December 31, 2014
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$7,201	$(1)	2	$896	$(54)	2
Foreign government	28,038	(1,317)	35	23,330	(2,484)	40
States and political subdivisions	1,694	(4)	3	2,720	(184)	4
Corporates	144,262	(3,818)	153	43,736	(4,007)	78
Mortgage-and asset-backed securities	49,591	(109)	43	16,847	(283)	20
Total fixed-maturity securities	230,786	(5,249)		87,529	(7,012)
Equity securities	6,849	(862)	15	2,303	(197)	1
Total fixed-maturity and equity securities	$237,635	$(6,111)		$89,832	$(7,209)

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	June 30, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$133	$512	$144	$611

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Impairments on fixed-maturity securities not in default	$627	$221	$788	$370
Impairments on fixed-maturity securities in default	5	-	5	-
Impairments on equity securities	-	-	76	-
Total impairment charges	$632	$221	$869	$370

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

As of June 30, 2015, the unrealized losses on our available-for-sale invested asset portfolio were largely caused by interest rate sensitivity, changes in credit spreads, and foreign currency exchange rates on our Canadian dollar-denominated investments held by our Canadian subsidiaries. We believe that fluctuations caused by movements in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.  The foreign currency translation adjustments on Canadian dollar-denominated investments will fluctuate with the Canadian dollar exchange rate and have no impact on the recoverability of our Canadian subsidiaries’ functional currency investments.

Net impairment losses recognized in earnings for available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Total impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$8	$-	$101	$-
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely- than-not will not be required to sell before recovery	8	-	101	-
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	624	221	768	370
Net impairment losses recognized in earnings	$632	$221	$869	$370

The rollforward of the credit-related losses recognized in income for all available-for-sale fixed-maturity securities still held follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$7,478	$8,077	$9,550	$7,970
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	46	192	67	341
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	586	29	726	29
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(409)	(553)	(1,365)	(595)
Reductions for exchanges of securities previously impaired	-	-	(1,277)	-
Cumulative OTTI credit losses recognized for securities still held, end of period	$7,701	$7,745	$7,701	$7,745

As of June 30, 2015, no impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of June 30, 2015 and December 31, 2014, the fair value of these bifurcated options was approximately $4.5 million and $5.8 million, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of June 30, 2015 and December 31, 2014. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$14,166	$-	$14,166
Foreign government	-	118,813	-	118,813
States and political subdivisions	-	38,829	-	38,829
Corporates	2,071	1,306,766	3	1,308,840
Mortgage- and asset-backed securities	-	243,285	810	244,095
Total available-for-sale fixed-maturity securities	2,071	1,721,859	813	1,724,743
Equity securities	44,282	5,630	49	49,961
Trading securities	-	7,927	-	7,927
Separate accounts	-	2,324,980	-	2,324,980
Total fair value assets	$46,353	$4,060,396	$862	$4,107,611
Fair value liabilities:
Separate accounts	$-	$2,324,980	$-	$2,324,980
Total fair value liabilities	$-	$2,324,980	$-	$2,324,980

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$15,647	$-	$15,647
Foreign government	-	122,497	-	122,497
States and political subdivisions	-	40,694	-	40,694
Corporates	2,104	1,313,534	230	1,315,868
Mortgage- and asset-backed securities	-	263,527	887	264,414
Total available-for-sale fixed-maturity securities	2,104	1,755,899	1,117	1,759,120
Equity securities	47,169	6,173	48	53,390
Trading securities	-	7,711	-	7,711
Separate accounts	-	2,440,303	-	2,440,303
Total fair value assets	$49,273	$4,210,086	$1,165	$4,260,524
Fair value liabilities:
Separate accounts	$-	$2,440,303	$-	$2,440,303
Total fair value liabilities	$-	$2,440,303	$-	$2,440,303

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Level 3 assets, beginning of period	$1,134	$2,356	$1,165	$2,288
Net unrealized gains (losses) included in other comprehensive income	(12)	(222)	(6)	(102)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	-	411	-	411
Settlements	(39)	(793)	(76)	(845)
Transfers into Level 3	2	-	2	-
Transfers out of Level 3	(223)	-	(223)	-
Level 3 assets, end of period	$862	$1,752	$862	$1,752

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. During the three and six months ended June 30, 2015, we transferred a $1.0 million equity security from Level 1 to Level 2 as it was not consistently trading in an active market. There were no material transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014 and between Level 1 and Level 3 during the three and six months ended June 30, 2015 and 2014. During the three and six months ended June 30, 2015, a fixed-maturity security was transferred from Level 3 to Level 2 as we were able to obtain an independent pricing quote based on observable inputs for this security.

The table below is a summary of the estimated fair value for financial instruments.

	June 30, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,724,743	$1,724,743	$1,759,120	$1,759,120
Fixed-maturity security (held-to-maturity)	328,000	330,338	220,000	228,809
Equity securities	49,961	49,961	53,390	53,390
Trading securities	7,927	7,927	7,711	7,711
Policy loans	29,112	29,112	28,095	28,095
Deposit asset underlying 10% coinsurance agreement	168,917	168,917	157,256	157,256
Separate accounts	2,324,980	2,324,980	2,440,303	2,440,303
Liabilities:
Notes payable	$374,558	$400,755	$374,532	$411,916
Surplus note	328,000	324,865	220,000	227,127
Separate accounts	2,324,980	2,324,980	2,440,303	2,440,303

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

Details on in-force life insurance follow:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Direct life insurance in force	$692,052,702	$685,998,013
Amounts ceded to other companies	(611,864,913)	(607,218,906)
Net life insurance in force	$80,187,789	$78,779,107
Percentage of reinsured life insurance in force	88%	89%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	June 30, 2015		December 31, 2014
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company(1)	$2,685,774	NR	$2,645,011	NR
SCOR Global Life Reinsurance Companies(2)	369,800	A	373,947	A
Financial Reassurance Company 2010, Ltd.(1)	300,809	NR	320,718	NR
Swiss Re Life & Health America Inc.(3)	255,015	A+	260,734	A+
American Health and Life Insurance Company(1)	176,808	A- u	175,755	A-
Munich American Reassurance Company	102,457	A+	100,846	A+
Korean Reinsurance Company	89,967	A	89,300	A
RGA Reinsurance Company	81,510	A+	78,143	A+
TOA Reinsurance Company	20,994	A+	20,139	A+
Hannover Life Reassurance Company	19,908	A+	18,694	A+
All other reinsurers	34,383	-	32,246	-
Due from reinsurers	$4,137,425		$4,115,533

NR – not rated

u –	Under review pending the close of Springleaf Holdings, Inc.’s acquisition of the parent company of American Health and Life Insurance Company from an affiliate of Citigroup.
(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.
(2)	Includes amounts ceded to Transamerica Reinsurance Companies and fully retroceded to SCOR Global Life Reinsurance Companies.
(3)	Includes amounts ceded to Lincoln National Life Insurance and fully retroceded to Swiss Re Life & Health America Inc.

(6) Debt

Notes Payable. At June 30, 2015, the Company had $375.0 million of publicly-traded, senior unsecured notes with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022 (the "Senior Notes"). As of June 30, 2015, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended June 30, 2015.

Further discussion on the Company’s notes payable is included in Note 10 (Debt) to our consolidated financial statements within our 2014 Annual Report.

Surplus Note. At June 30, 2015, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $328.0 million, equal to the principal amount of the LLC Note invested asset. The principal amount of the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of reserves being contractually supported. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for ceded policies issued in 2011, 2012, 2013, and 2014, the maximum principal amounts of the Surplus Note and the LLC Note are expected to be approximately $915.0 million each.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2014 Annual Report.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows.

	Six months ended June 30,
	2015	2014
	(In thousands)
Common stock, beginning of period	52,169	54,834
Shares issued for stock options exercised	89	4
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	312	269
Common stock retired	(2,459)	(913)
Common stock, end of period	50,111	54,194

The above reconciliation excludes RSUs, which do not have voting rights. As the RSUs lapse, we issue common shares with voting rights. As of June 30, 2015, we had a total of approximately 1.2 million RSUs outstanding.

Our Board of Directors authorized a share repurchase program for up to $150.0 million of our outstanding common stock during 2015 (the "share repurchase program"). Under the share repurchase program, we repurchased 2,286,464 shares of our common stock in open market transactions for an aggregate purchase price of approximately $109.7 million during the first six months of 2015. As of June 30, 2015, there is approximately $40.3 million remaining for repurchases of our outstanding common stock under the share repurchase program.

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

The calculation of basic and diluted EPS follows.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per-share amounts)
Basic EPS:
Numerator (continuing operations):
Income from continuing operations	$49,173	$49,271	$92,573	$92,757
Income attributable to unvested participating securities	(366)	(542)	(814)	(1,102)
Income from continuing operations used in calculating basic EPS	$48,807	$48,729	$91,759	$91,655
Numerator (discontinued operations):
Income from discontinued operations	$-	$-	$-	$1,595
Income attributable to unvested participating securities	-	-	-	(20)
Income from discontinued operations used in calculating basic EPS	$-	$-	$-	$1,575
Denominator:
Weighted-average vested shares	51,787	54,927	52,212	55,075
Basic EPS from continuing operations	$0.94	$0.89	$1.76	$1.66
Basic EPS from discontinued operations	$-	$-	$-	$0.03

Diluted EPS:
Numerator (continuing operations):
Income from continuing operations	$49,173	$49,271	$92,573	$92,757
Income attributable to unvested participating securities	(366)	(542)	(813)	(1,102)
Income from continuing operations used in calculating diluted EPS	$48,807	$48,729	$91,760	$91,655
Numerator (discontinued operations):
Income from discontinued operations	$-	$-	$-	$1,595
Income attributable to unvested participating securities	-	-	-	(20)
Income from discontinued operations used in calculating diluted EPS	$-	$-	$-	$1,575
Denominator:
Weighted-average vested shares	51,787	54,927	52,212	55,075
Dilutive effect of incremental shares to be issued for equity awards	25	23	37	22
Weighted-average shares used in calculating diluted EPS	51,812	54,950	52,249	55,097
Diluted EPS from continuing operations	$0.94	$0.89	$1.76	$1.66
Diluted EPS from discontinued operations	$-	$-	$-	$0.03

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

The impacts of equity awards granted are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Total equity awards expense recognized	$1,917	$2,988	$10,858	$5,836
Quarterly incentive awards expense deferred	4,207	3,543	7,114	7,330

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

(10) Commitments and Contingent Liabilities

Letter of Credit. Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term ending on January 15, 2026. As of June 30, 2015, the Company was in compliance with all financial covenants under the Credit Facility Agreement. At June 30, 2015, the amount of the LOC outstanding was approximately $491.9 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves.

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

The Company is currently undergoing targeted multi-state treasurer audits by 30 jurisdictions with respect to unclaimed property laws, and Primerica Life and NBLIC are currently subject to a targeted multi-state market conduct examination with respect to their claims-paying practices. The Treasurer of the State of West Virginia brought a suit against Primerica Life and other insurance companies alleging violations of the West Virginia unclaimed property act. The suit was dismissed, and the Treasurer has appealed. The Supreme Court of Appeals of West Virginia reversed and remanded the trial court’s dismissal of the suit and the Company has filed for rehearing.  Other jurisdictions may pursue similar audits, examinations and litigation. The audits, examinations and litigation are expected to take significant time to complete, and it is unclear whether the Company will ultimately be required to compare the Social Security Administration’s Death Master File to its records for periods prior to 2011, including with respect to policies which have lapsed, to determine whether benefits are owed in instances where an insured appears to have died but no claim for death benefits has been made. The potential outcome of such actions is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. At this time, the Company cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from the resolution of these matters. These actions may also result in changes to the Company's procedures for the identification and escheatment of abandoned property and other financial liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2014 to June 30, 2015. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2014 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Size of Our Independent Sales Force.

Our ability to increase the size of our independent sales force is largely based on the success of our recruiting efforts and our ability to train and motivate recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to sales force trends and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Recruiting results do not always result in commensurate changes in the size of our licensed sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

Regulatory changes can also impact the size of our independent sales force. The insurance regulators in the Canadian provinces and territories entered into a Memorandum of Understanding and related agreements to implement a new life insurance licensing examination program across Canada in early 2016.  If the licensing program is implemented under the terms set forth in the agreements, we believe it could significantly decrease the ability of applicants to obtain their life insurance licenses in Canada.   At this time, we cannot quantify the impact of the new licensing program on us.   However, we are hopeful that the regulators will agree to modify the program to mitigate the potential for any such decline.  Further, we believe that, as a licensing examination course provider, we will be able to adapt and assist applicants to obtain their life insurance licenses in Canada.  See "Part II — Other Information — Item 1. Legal Proceedings." and “Item 1A. Risk Factors.” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information.

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
New recruits	60,246	50,024	113,546	98,330
New life-licensed sales representatives	10,439	9,082	17,925	16,529

New recruits increased during the three months ended June 30, 2015 compared to the prior year period primarily due to continued positive momentum in the business as well as extensive competitions to receive recognition at our biennial convention in July 2015. New life-licensed representatives increased during the three months ended June 30, 2015 compared to the prior year period primarily due to recruiting growth in recent periods and the continued positive momentum generated by our independent sales force leading into our biennial convention.

New recruits increased during the six months ended June 30, 2015 compared to the prior year period primarily due to competitions among our sales representatives to receive recognition at our biennial convention in July 2015, as well as the positive impact of short-term incentive programs during the first quarter of 2015. New life-licensed representatives increased during the six months ended June 30, 2015 compared to the prior year period primarily due to the same factors as new life-licensed representatives discussed above in the three-month comparison.

The size of our life-licensed insurance sales force was as follows:

	June 30, 2015	March 31, 2015	December 31, 2014
Life-licensed insurance sales representatives	101,008	98,145	98,358

The size of our life-licensed sales force at June 30, 2015 increased compared to March 31, 2015 and December 31, 2014 primarily due to the increase in new life-licensed representatives and slightly lower terminations during the second quarter of 2015 compared to the first quarter of 2015 and the fourth quarter of 2014.

Term Life Insurance Product Sales. The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Average number of life-licensed sales representatives	99,487	96,095	98,920	95,743
Number of new policies issued	68,097	59,569	123,774	108,889
Average monthly rate of new policies issued per life-licensed sales representative	0.23	0.21	0.21	0.19

The average monthly rate of new policies issued per life-licensed sales representative during the three months ended June 30, 2015 was higher year-over-year and slightly higher than our historical range driven by the positive recruiting, licensing, and sales momentum generated within our independent sales force in the first quarter of 2015 and complemented by the recognition programs leading up to our biennial convention.

The average monthly rate of new policies issued per life-licensed sales representative during the six months ended June 30, 2015 was higher than the comparable period in 2014 due to the positive trend noted in the three-month comparison as well as the unfavorable impact of adverse weather conditions across North America in the first quarter of 2014.

Investment and Savings Product Sales and Asset Values. Investment and savings products sales increased 9% to approximately $1.6 billion in the second quarter of 2015 compared with the prior year period. The assets in our clients’ accounts are invested in diversified funds comprised mainly of U.S. and Canadian equity and fixed-income securities. The period-end asset values increased to approximately $49.4 billion at June 30, 2015 versus approximately $48.0 billion at June 30, 2014. See the “Results of Operations” section for more details regarding product sales and changes in our client asset values.

Regulatory changes can also impact our product sales. On April 14, 2015, the Department of Labor (“DOL”) published a proposed regulation (“the DOL Proposed Rule”), which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). In connection with the DOL Proposed Rule, the DOL also proposed new exemptions and amended the existing exemption. In so doing, the DOL stated its intent to avoid disruption of common compensation arrangements provided the conditions of the exemptions are met. IRAs and other qualified accounts are an important component of the investment and savings products we distribute. We are concerned that the DOL Proposed Rule and its exemptions are so vague, complex and burdensome that they would necessitate fundamental changes to our qualified plan business in order for us to continue to help small-balance investors save for retirement. Such restructuring could materially impact our qualified plan business. During the year ended December 31, 2014, average client assets held in U.S. qualified retirement plans accounted for an estimated 60% of total average client account assets. During the year ended December 31, 2014, product sales of assets held in U.S. qualified retirement plans accounted for approximately 57% of total investment and savings product sales. The

DOL is in the process of reviewing comment letters from stakeholders and has indicated its commitment to evaluate and consider all feedback. The form, substance and timing of a final rule are unknown at this time and therefore we are unable to quantify the impact, if any, on our business, financial position or results of operations.

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

We may alter our reinsurance practices at any time due to the unavailability of YRT reinsurance at attractive rates or the availability of alternatives to reduce our risk exposure. We presently intend to continue ceding approximately 90% of our U.S. mortality risk on new business and to increase ceding from approximately 80% to approximately 90% of our Canadian mortality risk on new business.

Net investment income. Net investment income is allocated to the Term Life Insurance segment based on the book value of the invested assets estimated to support our targeted statutory capital and required reserves.  Net investment income is impacted by the performance of our invested asset portfolio, which can be affected by interest rates, credit spreads, and the mix of invested assets.

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

Capital Structure. Our financial results are impacted by our capital structure, such as the issuance of our senior unsecured notes and repurchases of shares of our common stock. For additional information regarding our capital structure, see Note 6 (Debt) and Note 7 (Stockholders’ Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens, respectively, relative to the U.S. dollar. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk included in our 2014 Annual Report and Note 2 (Segment and Geographical Information) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

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

Accounting Policy Changes. During the three months ended June 30, 2015, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2014 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$588,248	$576,740	$11,508	2%	$1,165,707	$1,144,945	$20,762	2%
Ceded premiums	(406,854)	(410,546)	(3,692)	(1)%	(804,395)	(813,261)	(8,866)	(1)%
Net premiums	181,394	166,194	15,200	9%	361,312	331,684	29,628	9%
Commissions and fees	139,150	132,039	7,111	5%	271,985	258,970	13,015	5%
Investment income net of investment expenses	21,782	21,681	101	*	45,431	43,280	2,151	5%
Interest expense on surplus note	(2,707)	-	(2,707)	*	(5,182)	-	(5,182)	*
Net investment income	19,075	21,681	(2,606)	(12)%	40,249	43,280	(3,031)	(7)%
Realized investment gains (losses), including other-than- temporary impairment losses	597	831	(234)	(28)%	1,881	1,094	787	72%
Other, net	10,651	10,385	266	3%	20,579	20,430	149	1%
Total revenues	350,867	331,130	19,737	6%	696,006	655,458	40,548	6%

Benefits and expenses:
Benefits and claims	82,521	72,412	10,109	14%	165,021	147,604	17,417	12%
Amortization of DAC	36,384	32,696	3,688	11%	72,595	67,890	4,705	7%
Sales commissions	71,499	67,364	4,135	6%	139,956	132,485	7,471	6%
Insurance expenses	29,094	28,192	902	3%	63,736	56,694	7,042	12%
Insurance commissions	4,145	3,881	264	7%	7,334	7,964	(630)	(8)%
Interest expense	8,642	8,552	90	1%	17,316	17,159	157	1%
Other operating expenses	41,757	42,293	(536)	(1)%	86,413	83,089	3,324	4%
Total benefits and expenses	274,042	255,390	18,652	7%	552,371	512,885	39,486	8%
Income from continuing operations before income taxes	76,825	75,740	1,085	1%	143,635	142,573	1,062	1%
Income taxes	27,652	26,469	1,183	4%	51,062	49,816	1,246	3%
Income from continuing operations	49,173	49,271	(98)	*	92,573	92,757	(184)	*
Income from discontinued operations, net of income taxes	-	-	-	*	-	1,595	(1,595)	*
Net income	$49,173	$49,271	$(98)	*	$92,573	$94,352	$(1,779)	(2)%

*	Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2015 and 2014

Total revenues. Total revenues for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 increased primarily due to incremental premiums on term life insurance policies not subject to the Citigroup coinsurance transactions. Higher sales of investment and savings products and the rise in client asset values also contributed the increase in total revenues in the form of higher commissions and fees. The increase in net premiums and commissions and fees income was partially offset by a decline in net investment income due to lower yield on invested assets and lower return on the deposit asset underlying 10% Coinsurance Agreement.

Total benefits and expenses. Total benefits and expenses for the three months ended June 30, 2015 increased primarily as a result of the growth in revenue-related costs, which include benefits and claims, sales commissions and amortization of DAC.  Benefits and claims outpaced the growth in net premiums reflecting incurred claims that were higher than historical levels during the second quarter of 2015 and incurred claims that were lower than historical levels during the second quarter of 2014.

Income taxes. Our effective income tax rate was 36.0% and 34.9% for the three months ended June 30, 2015 and 2014, respectively. The higher effective income tax rate for the three months ended June 30, 2015 is mainly attributable to an increase in the estimated portion of current earnings generated by our Canadian subsidiaries that may be repatriated to the U.S., and therefore, subject to a higher U.S. corporate income tax rate.

For additional information, see the Segment Results discussions below.

Results for the Six Months Ended June 30, 2015 and 2014

Total revenues. Total revenues for the six months ended June 30, 2015 compared to the prior year period increased due to the same factors impacting total revenues as discussed above in the three-month comparison.

Total benefits and expenses. The increase in total benefits and expenses for the six months ended June 30, 2015 is mostly attributable to the growth in revenue-related costs. Higher operating expenses also contributed to the increase in total benefits and expenses for the six months ended June 30, 2015 primarily due to the accelerated expense recognition on the grant date of management equity awards granted to retirement eligible employees in February 2015. Management equity awards granted in February 2014 did not have a similar accelerated recognition of expense at the grant date for retirement eligible employees as those awards did not contain a retirement eligibility provision until modifications were made in the third quarter of 2014 to include such a provision. The impact of the retirement eligibility provision included in equity awards granted to management primarily affects the timing of expense recognition and not the total amount of expense to be recognized.

See Note 9 (Share-Based Transactions) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on the acceleration of stock compensation expense of certain employee equity awards.

Income taxes. The effective tax rate increased to 35.5% for the six months ended June 30, 2015 from 34.9% for the six months ended June 30, 2014 primarily due to the increased portion of our current Canadian earnings that is expected to be subject to U.S. corporate income taxes as discussed above in the three-month comparison.

For additional information, see the Segment Results discussions below:

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$579,873	$567,848	$12,025	2%	$1,149,036	$1,127,512	$21,524	2%
Ceded premiums	(404,211)	(407,566)	(3,355)	(1)%	(799,333)	(807,900)	(8,567)	(1)%
Net premiums	175,662	160,282	15,380	10%	349,703	319,612	30,091	9%
Allocated investment income net of investment expenses	20,837	16,839	3,998	24%	40,594	33,552	7,042	21%
Interest expense on surplus note	(2,707)	-	(2,707)	*	(5,182)	-	(5,182)	*
Allocated net investment income	18,130	16,839	1,291	8%	35,412	33,552	1,860	6%
Other, net	7,641	7,245	396	5%	14,683	14,182	501	4%
Total revenues	201,433	184,366	17,067	9%	399,798	367,346	32,452	9%
Benefits and expenses:
Benefits and claims	78,268	68,287	9,981	15%	156,258	139,551	16,707	12%
Amortization of DAC	32,797	29,778	3,019	10%	67,814	62,499	5,315	9%
Insurance expenses	27,603	26,293	1,310	5%	60,407	52,706	7,701	15%
Insurance commissions	1,382	929	453	49%	1,983	2,244	(261)	(12)%
Interest expense	4,097	4,009	88	2%	8,229	8,072	157	2%
Total benefits and expenses	144,147	129,296	14,851	11%	294,691	265,072	29,619	11%
Income from continuing operations before income taxes	$57,286	$55,070	$2,216	4%	$105,107	$102,274	$2,833	3%
*	Not meaningful.

Results for the Three Months Ended June 30, 2015 and 2014

Net premiums. Direct premiums grew for the three months ended June 30, 2015 compared to the prior year period mostly due to incremental premiums on term life insurance policies not subject to the Citigroup coinsurance transactions. Ceded premiums declined primarily due to the run-off of business subject to the Citigroup coinsurance transactions. The continued impact of growth in direct premiums not subject to the Citigroup coinsurance transactions and the run-off of business subject to the Citigroup coinsurance transactions resulted in net premiums growing faster than direct premiums.

Allocated net investment income. Allocated net investment income increased year-over-year primarily due to the growth in invested assets that are estimated to support our targeted statutory capital and required reserves. The increase in the allocation of net investment income to the Term Life Insurance segment was approximately $2.3 million, which was partially offset by lower yield on invested assets.

Benefits and claims. Benefits and claims increased more than the growth in net premiums due to incurred claims that were approximately $1.3 million higher than historical levels during the second quarter of 2015 and incurred claims that were approximately $2.0 million lower than historical levels during the second quarter of 2014.

Amortization of DAC. The rate of DAC amortization for the second quarter of 2015 was in line with the growth in net premiums reflecting consistent persistency with the prior year period.

Insurance expenses. The increase in insurance expenses for the three months ended June 30, 2015 compared to the period ended June 30, 2014 was mainly due to growth in the business and the run-off of Citigroup coinsurance expense allowances.

Results for the Six Months Ended June 30, 2015 and 2014

Net premiums. Direct premiums grew for the six months ended June 30, 2015 compared to the prior year period due to the same factors impacting direct premiums as discussed above in the three-month comparison.

Allocated net investment income. The increase in allocated net investment income was primarily due to the growth in invested assets as discussed above in the three-month comparison. The increase in the allocation of net investment income Term Life Insurance segment for the six months ended June 30, 2015 was approximately $3.8 million, which was partially offset by lower yield on invested assets.

Benefits and claims. Benefits and claims increased due to the impact of higher year-over-year claims in the three-month comparison as discussed above, partially offset by incurred claims during the first quarter of 2015 that were lower than historical levels.

Amortization of DAC. The rate of DAC amortization for the six months ended June 30, 2015 was in line with the growth in net premiums consistent with the discussion above in the three-month comparison.

Insurance expenses. The increase in insurance expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was mostly due to employee-related compensation costs consisting of a $2.4 million impact of accelerated expense recognition on the grant date of management equity awards issued to retirement eligible employees in February 2015 and $2.1 million related to higher other compensation costs primarily related to annual employee merit pay increases. The remaining rise in insurance expenses was attributable to growth in the business and the run-off of Citigroup coinsurance expense allowances.

Face Amount In Force. The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2015	% of beginning balance	2014	% of beginning balance	2015	% of beginning balance	2014	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$678,517		$673,078		$681,927		$674,868
Net change in face amount:
Issued face amount	20,585	3%	18,494	3%	37,766	6%	34,241	5%
Terminations	(12,064)	(2)%	(12,759)	(2)%	(25,408)	(4)%	(26,919)	(4)%
Foreign currency	1,125	*	3,165	*	(6,122)	(1)%	(212)	*
Net change in face amount	9,646	1%	8,900	1%	6,236	1%	7,110	1%
Face amount in force, end of period	$688,163		$681,978		$688,163		$681,978

*	Less than 1%.

Results for the Three Months Ended June 30, 2015 and 2014

Face amount of term life insurance policies in force increased during the three months ended June 30, 2015 compared to the prior year period primarily due to the higher number of new policies issued and policy terminations that were consistent with the prior year period.

Results for the Six Months Ended June 30, 2015 and 2014

Face amount of term life insurance policies in force increased during the six months ended June 30, 2015 compared to the prior year period primarily due to a higher number of new policies issued and policy terminations being consistent with prior periods, offset by an unfavorable impact of foreign currency exchange rates.  As a percentage of beginning face amount in force, issued face amount continued to grow due to higher sales activity.

Investment and Savings Product Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$63,072	$60,255	$2,817	5%	$123,107	$118,159	$4,948	4%
Asset-based revenues	59,144	56,114	3,030	5%	115,981	109,921	6,060	6%
Account-based revenues	10,994	9,957	1,037	10%	21,447	19,678	1,769	9%
Other, net	1,871	1,822	49	3%	3,620	3,660	(40)	(1)%
Total revenues	135,081	128,148	6,933	5%	264,155	251,418	12,737	5%
Expenses:
Amortization of DAC	2,901	2,172	729	34%	4,101	4,507	(406)	(9)%
Insurance commissions	2,182	2,237	(55)	(2)%	4,153	4,324	(171)	(4)%
Sales commissions:
Sales-based	44,595	42,702	1,893	4%	87,038	84,265	2,773	3%
Asset-based	24,059	21,858	2,201	10%	47,309	42,584	4,725	11%
Other operating expenses	23,598	23,131	467	2%	48,765	45,663	3,102	7%
Total expenses	97,335	92,100	5,235	6%	191,366	181,343	10,023	6%
Income from continuing operations before income taxes	$37,746	$36,048	$1,698	5%	$72,789	$70,075	$2,714	4%

Supplemental information on the underlying metrics that drove results follows.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$869	$821	$48	6%	$1,725	$1,642	$83	5%
Annuities and other	543	502	41	8%	1,022	952	70	7%
Total sales-based revenue generating product sales	1,412	1,323	89	7%	2,747	2,594	153	6%
Managed investments	72	65	7	11%	138	128	10	8%
Segregated funds and other	83	51	32	63%	197	128	69	54%
Total product sales	$1,567	$1,439	$128	9%	$3,082	$2,850	$232	8%
Average client asset values:
Retail mutual funds	$31,271	$29,829	$1,442	5%	$31,047	$29,335	$1,712	6%
Annuities and other	14,455	13,072	1,383	11%	14,269	12,875	1,394	11%
Managed investments	1,526	1,203	323	27%	1,486	1,149	337	29%
Segregated funds	2,381	2,507	(126)	(5)%	2,385	2,478	(93)	(4)%
Total average client asset values	$49,633	$46,611	$3,022	6%	$49,187	$45,837	$3,350	7%

	(Accounts in thousands)
Average number of fee-generating accounts:
Recordkeeping and custodial accounts	2,165	2,011	154	8%	2,116	2,001	115	6%
Recordkeeping only accounts	657	603	54	9%	642	600	42	7%
Total average number of fee- generating accounts	2,822	2,614	208	8%	2,758	2,601	157	6%

Results for the Three Months Ended June 30, 2015 and 2014

Total revenues. The increase in commissions and fees revenue during the three months ended June 30, 2015 compared to the prior year period was primarily due to higher total product sales of U.S. retail mutual funds and variable annuities, as well as growth in average client asset values, which was indicative of favorable market performance. The growth in account-based revenue reflects the addition of a mutual fund provider on our recordkeeping and custodial services platform in the second quarter of 2015.

Amortization of DAC. During the three months ended June 30, 2015, amortization of DAC increased due to weaker Canadian segregated fund market performance compared to the prior year period.

Sales commissions. The growth in sales-based commissions during the three months ended June 30, 2015 was relatively consistent with the growth in sales-based revenue. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions was relatively consistent with the 8% increase in asset-based revenues excluding Canadian segregated funds.

Other operating expenses. Other operating expenses increased year-over-year primarily due to the increased growth in the business.

Results for the Six Months Ended June 30, 2015 and 2014

Total revenues. The increase in total revenues during the six months ended June 30, 2015 compared to the prior year period was due to the same factors impacting total revenues as discussed above in the three-month comparison.

Amortization of DAC. During the six months ended June 30, 2015, amortization of DAC declined compared to the prior year period as the increase discussed above in the three-month comparison was more than offset by lower year-over-year DAC amortization of approximately $1.1 million in the first quarter of 2015 due to favorable impact of both market performance experienced by assets held within our Canadian segregated funds and redemptions during the first quarter.

Sales commissions. The growth in sales commissions for the six months ended June 30, 2015 was mainly due to the same factors discussed above in the three-month comparison. During the six months ended June 30, 2015, asset-based revenues excluding Canadian segregated funds also increased approximately 8%, which was generally comparable to the increase in asset-based commissions.

Other operating expenses. Other operating expenses increased largely due to employee-related compensation costs consisting of a $0.8 million impact of accelerated expense recognition on the grant date of management equity awards issued to retirement eligible employees in February 2015 and $0.8 million related to higher other compensation costs partially related to normal annual merit increases. Higher costs associated with business growth represented most of the remaining increase in other operating expenses.

Asset Values in Client Accounts. Changes in asset values in client accounts were as follows:

	Three months ended June 30,				Six months ended June 30,
	2015	% of beginning balance	2014	% of beginning balance	2015	% of beginning balance	2014	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$49,195		$45,839		$48,656		$44,990
Net change in asset values:
Inflows	1,567	3%	1,439	3%	3,082	6%	2,850	6%
Redemptions	(1,267)	(3)%	(1,211)	(3)%	(2,513)	(5)%	(2,457)	(5)%
Net inflows	300	1%	228	*	569	1%	393	1%
Change in market value, net	(245)	*	1,628	4%	759	2%	2,633	6%
Foreign currency, net	122	*	313	1%	(612)	(1)%	(8)	*
Net change in asset values	177	*	2,169	5%	716	1%	3,018	7%
Asset values, end of period	$49,372		$48,008		$49,372		$48,008
*	Less than 1%.

Changes in Asset Values during the Three Months Ended June 30, 2015

The increase in client asset values in 2015 was primarily led by positive net inflows mainly attributable to strong customer demand for the investment and savings products we distribute. The increase in net inflows was slightly offset by negative market performance during the second quarter of 2015.

Changes in Asset Values during the Six Months Ended June 30, 2015

The increase in client asset values during the six months ended June 30, 2015 was largely attributable to positive net inflows. Also contributing to the growth in client assets was strong market performance during the six months ended June 30, 2015, offset by the negative effect on the translated U.S. dollar value of Canadian client assets in 2015 caused by a weaker Canadian dollar.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$8,376	$8,892	$(516)	(6)%	$16,670	$17,433	$(763)	(4)%
Ceded premiums	(2,644)	(2,980)	(336)	(11)%	(5,062)	(5,361)	(299)	(6)%
Net premiums	5,732	5,912	(180)	(3)%	11,608	12,072	(464)	(4)%
Commissions and fees	5,939	5,713	226	4%	11,451	11,212	239	2%
Allocated net investment income	945	4,842	(3,897)	(80)%	4,837	9,728	(4,891)	(50)%
Realized investment gains (losses), including other-than- temporary impairment losses	597	831	(234)	(28)%	1,881	1,094	787	72%
Other, net	1,140	1,318	(178)	(14)%	2,276	2,588	(312)	(12)%
Total revenues	14,353	18,616	(4,263)	(23)%	32,053	36,694	(4,641)	(13)%
Benefits and expenses:
Benefits and claims	4,253	4,125	128	3%	8,764	8,053	711	9%
Amortization of DAC	685	746	(61)	(8)%	680	884	(204)	(23)%
Insurance expenses	1,491	1,899	(408)	(21)%	3,329	3,988	(659)	(17)%
Insurance commissions	581	715	(134)	(19)%	1,197	1,396	(199)	(14)%
Sales commissions	2,845	2,804	41	1%	5,609	5,636	(27)	*
Interest expense	4,544	4,543	1	*	9,088	9,087	1	*
Other operating expenses	18,161	19,162	(1,001)	(5)%	37,647	37,426	221	1%
Total benefits and expenses	32,560	33,994	(1,434)	(4)%	66,314	66,470	(156)	*
Loss from continuing operations before income taxes	$(18,207)	$(15,378)	$2,829	18%	$(34,261)	$(29,776)	$4,485	15%

*	Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2015 and 2014

Total revenues. Total revenues decreased in 2015 primarily due to the decline in allocated net investment income, which included a year-over-year impact of $1.6 million from the decline in the market value of the deposit asset underlying our 10% Coinsurance Agreement driven by higher market interest rates.  Additionally, as the amount of assets and the related net investment income allocated to the Term Life segment continues to rise and we continue to deploy excess capital, the level of net investment income that remains in the Corporate and Other Distributed Products segment continues to decline.

Total benefits and expenses. The decrease in total benefits and expenses for the three months ended June 30, 2015 compared to 2014 was largely attributable to the impact of charges recorded in other operating expenses in the second quarter of 2014 for employee termination benefits.

Results for the Six Months Ended June 30, 2015 and 2014

Total revenues. Total revenues decreased in 2015 primarily due to the factors discussed above in the three-month comparison. For the six months ended June 30, 2015, the year-over-year decline from the market value of the deposit asset underlying our 10% Coinsurance Agreement was approximately $0.9 million with the remaining decrease mostly attributable to the reduction of allocated net investment income that remained with the Corporate and Other Distributed Products segment.

Total benefits and expenses. Benefits and expenses were relatively consistent during the six months ended June 30, 2015 compared with 2014. The decline in other operating expenses discussed above in the three-month comparison was offset by a $1.9 million impact of accelerated expense recognition on the grant date of management equity awards issued to retirement eligible employees in February 2015 and higher benefits and claims experienced on the non-term life insurance block of business underwritten by our New York subsidiary during the first quarter of 2015.

Financial Condition

Investments. Our insurance business is primarily focused on selling term life insurance, which does not include an investment component for the policyholder. The invested asset portfolio funded by premiums from our term life insurance business does not involve the substantial asset accumulations and spread requirements that exist with other non-term life insurance products. As a result, the profitability of our term life insurance business is not as sensitive to the impact that interest rates have on our invested asset portfolio and investment income as the profitability of other companies that underwrite non-term life insurance products.

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

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating and average approximate duration of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	June 30, 2015	December 31, 2014
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.2 years	4.2 years
Average book yield of our fixed-maturity portfolio	4.51%	4.61%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating follows:

	June 30, 2015		December 31, 2014
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$277,493	17%	$292,239	17%
AA	109,017	6%	117,423	7%
A	377,467	23%	375,781	23%
BBB	815,725	49%	804,765	48%
Below investment grade	86,918	5%	84,498	5%
Not rated	385	*	505	*
Total	$1,667,005	100%	$1,675,211	100%

*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	June 30, 2015
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$25,077	$27,762	$(2,685)	AAA
General Electric Co	18,435	16,265	2,170	AA+
Province of Ontario Canada	10,097	10,347	(250)	AA-
Wells Fargo & Co	9,785	9,795	(10)	A
National Rural Utilities Cooperative	9,696	7,761	1,935	A
Iberdrola SA	9,267	8,472	795	BBB
Washington Real Estate Investment	8,853	8,510	343	BBB
National Fuel Gas Co	8,639	8,059	580	BBB
Bank of America Corp	7,859	7,579	280	A-
TransCanada Corp	7,569	7,676	(107)	A-
Total – ten largest holdings	$115,277	$112,226	$3,051
Total – fixed-maturity and equity securities	$1,782,631	$1,709,582
Percent of total fixed-maturity and equity securities	6%	7%

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on outstanding debt, general operating expenses, and income taxes, as well as repurchases of shares outstanding. At June 30, 2015, the Parent Company had cash and invested assets of approximately $101.9 million.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2015	2014	$
	(In thousands)
Net cash provided by (used in) operating activities	$85,306	$70,454	$14,852
Net cash provided by (used in) investing activities	6,852	(17,405)	24,257
Net cash provided by (used in) financing activities	(128,266)	(51,174)	(77,092)
Effect of foreign exchange rate changes on cash	(2,475)	(443)	(2,032)
Change in cash and cash equivalents	$(38,583)	$1,432	$(40,015)

Operating Activities. The increase in operating cash flows during the six months ended June 30, 2015 was in large part due to lower cash tax payments relative to income tax expense recorded in net income as a result of temporary tax basis differences in our term life insurance operations as well as prepayments for Canadian tax remittances in prior years. Also contributing to the increase in 2015 compared to 2014 was the timing impact of lower payments for other liabilities accrued for as of the preceding fiscal year end.

Partially offsetting the increase in operating cash flows was the effect of higher cash payments for deferred acquisition costs in 2015 driven by the increase in new life insurance policies issued.

Investing Activities. During the six months ended June 30, 2015, investing activities was a source of cash as compared to a use of cash in the same period in 2014. The difference in cash provided by (used in) investing activities in 2015 versus 2014 is mainly attributable to the timing of share repurchases of our common stock. We used less proceeds from sales, maturities, or calls of invested assets to acquire new invested assets during the first half of 2015 in order to execute share repurchases under the current $150 million share repurchase program as discussed in the “Financing Activities” section below. During the first half of 2014, a higher amount of cash proceeds were used to purchase invested assets given that the majority of share repurchases in 2014 occurred in the second half of the year.

Financing Activities. Cash used in financing activities increased primarily due to a higher amount of repurchases of our common stock during the six months ended June 30, 2015 compared to 2014. We have been able to perform the majority of the share repurchases approved under our current $150 million share repurchase program during the first half of 2015 while repurchases made in 2014 under a similar value share repurchase program were weighted more towards the second half of 2014. In the second quarter of 2015, the Company accelerated the timing of repurchases under the current $150 million share repurchase program, which had previously been expected to take place evenly throughout 2015, given our assessment of the market prices for which we have been able to execute our share repurchases. In 2014, the majority of share repurchases occurred in the second half of the year due to the availability of capital provided by our redundant reserve financing transaction with Vidalia Re executed on July 31, 2014. See “Redundant Reserve Financings” in this section for more information on this redundant reserve financing transaction.

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

As of June 30, 2015, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of June 30, 2015, Primerica Life Canada is in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

Notes Payable. The Company has $375.0 million of publicly-traded, senior unsecured notes outstanding with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at June 30, 2015. No events of default(s) occurred during the three months ended June 30, 2015.

Rating Agencies. There have been no changes to Primerica, Inc.'s senior debt ratings or Primerica Life's financial strength ratings since December 31, 2014.

Short-term Borrowings. We had no short-term borrowings as of or during the three months ended June 30, 2015.

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

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of June 30, 2015 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) and associated with the Peach Re Redundant Reserve Financing Transaction as described in Note 10 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On April 14, 2015, the DOL published a proposed regulation (the “DOL Proposed Rule”), which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and IRC Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). The DOL Proposed Rule fulfills the announcement of the DOL in September 2011 that it would withdraw a proposed rule published in October 2010 and propose a new rule defining the term “fiduciary”. Simultaneously with publication of the DOL Proposed Rule, the DOL proposed new, and amended existing, exemptions (the “Prohibited Transaction Exemptions”) intended, among other things, to allow advisers and their firms to continue to receive common forms of compensation that would otherwise be prohibited due to the DOL Proposed Rule, provided the conditions of the exemptions are met. The DOL has received comments on the DOL Proposed Rule and has scheduled public hearings.

We are concerned that the DOL Proposed Rule and its exemptions are so vague, complex and burdensome that they would necessitate fundamental changes to our qualified plan business in order for us to continue to help small-balance investors save for retirement. Such restructuring could materially impact our qualified plan business. IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2014. Thus, if the DOL Proposed Rule and its accompanying Prohibited Transaction Exemptions are finalized in their current form without modification, we would expect to make adjustments to our fee and compensation arrangements for qualified accounts. Such changes could make it more difficult for us and our sales representatives to profitably serve the middle-income market and could result in a reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed sales representatives. Furthermore, we would anticipate increased compliance costs and our licensed representatives could be required to obtain additional securities licenses, which they may not be willing or able to obtain.

The form, substance and timing of a final rule are unknown at this time and it is possible that a final rule could be adopted in a form that does not materially adversely affect us or that Prohibited Transaction Exemptions could be modified or issued in a manner that minimizes the impact.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2015, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1-30, 2015	300,379	$49.10	300,379	$96,515,098
May 1-31, 2015	340,773	46.17	339,992	80,815,920
June 1-30, 2015	906,105	44.69	905,700	40,337,159
Total	1,547,257	$45.88	1,546,071	$40,337,159

(1)

Consists of (a) repurchases of 1,186 shares at an average price of $45.90 arising from share-based compensation tax withholdings and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001- 34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica's Current Report on Form 8-K dated April 1, 2015 (Commission File No. 001- 34680).
4.1	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001- 34680).
4.2	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001- 34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
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

(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

August 6, 2015	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)