Form 10-Q
period 2015-09-30
Primerica, Inc.
filed 2015-11-05
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2015
Common Stock, $0.01 Par Value	48,361,806 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2015	December 31, 2014
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,641,568 in 2015 and $1,667,500 in 2014)	$1,683,166	$1,759,120
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $357,153 in 2015 and $228,809 in 2014)	356,000	220,000
Equity securities available-for-sale, at fair value (cost: $40,571 in 2015 and $43,738 in 2014)	45,780	53,390
Trading securities, at fair value (cost: $6,556 in 2015 and $7,710 in 2014)	6,534	7,711
Policy loans	28,599	28,095
Total investments	2,120,079	2,068,316
Cash and cash equivalents	160,561	191,997
Accrued investment income	17,800	17,401
Due from reinsurers	4,103,949	4,115,533
Deferred policy acquisition costs, net	1,465,175	1,351,180
Premiums and other receivables	198,846	181,660
Intangible assets, net (accumulated amortization: $70,978 in 2015 and $68,426 in 2014)	59,168	61,720
Deferred income taxes	35,859	36,082
Other assets	314,830	273,403
Separate account assets	2,086,598	2,440,303
Total assets	$10,562,865	$10,737,595

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$5,388,042	$5,264,608
Unearned premiums	665	912
Policy claims and other benefits payable	222,720	245,829
Other policyholders’ funds	351,879	344,313
Notes payable	374,572	374,532
Surplus note	356,000	220,000
Income taxes	152,315	140,467
Other liabilities	400,173	411,294
Payable under securities lending	83,220	50,211
Separate account liabilities	2,086,598	2,440,303
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,416,184	9,492,469

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2015 and 2014; issued and outstanding 48,571 shares in 2015 and 52,169 shares in 2014)	486	522
Paid-in capital	195,314	353,337
Retained earnings	912,749	795,740
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(11,684)	21,681
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	49,889	74,308
Net unrealized investment losses other-than-temporarily impaired	(73)	(462)
Total stockholders’ equity	1,146,681	1,245,126
Total liabilities and stockholders’ equity	$10,562,865	$10,737,595

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$587,882	$577,482	$1,753,589	$1,722,427
Ceded premiums	(393,987)	(402,198)	(1,198,382)	(1,215,459)
Net premiums	193,895	175,284	555,207	506,968
Commissions and fees	132,368	132,928	404,353	391,898
Investment income net of investment expenses	22,487	21,764	67,918	65,044
Interest expense on surplus note	(3,772)	(1,299)	(8,954)	(1,299)
Net investment income	18,715	20,465	58,964	63,745
Realized investment gains (losses), including other-than- temporary impairment losses	(259)	(281)	1,623	813
Other, net	11,105	10,445	31,041	30,137
Total revenues	355,824	338,841	1,051,188	993,561

Benefits and expenses:
Benefits and claims	88,599	81,235	253,621	228,839
Amortization of deferred policy acquisition costs	40,797	36,944	113,392	104,834
Sales commissions	67,402	67,500	207,358	199,985
Insurance expenses	30,261	31,149	93,353	87,106
Insurance commissions	4,619	4,045	11,953	12,009
Interest expense	8,718	8,712	26,036	25,870
Other operating expenses	40,475	45,236	126,887	128,325
Total benefits and expenses	280,871	274,821	832,600	786,968
Income from continuing operations before income taxes	74,953	64,020	218,588	206,593
Income taxes	25,603	22,407	76,664	72,224
Income from continuing operations	49,350	41,613	141,924	134,369
Income (loss) from discontinued operations, net of income taxes	-	(18)	-	1,578
Net income	$49,350	$41,595	$141,924	$135,947

Basic earnings per share:
Continuing operations	$0.98	$0.75	$2.73	$2.42
Discontinued operations	-	-	-	0.03
Basic earnings per share	$0.98	$0.75	$2.73	$2.45

Diluted earnings per share:
Continuing operations	$0.98	$0.75	$2.73	$2.41
Discontinued operations	-	-	-	0.03
Diluted earnings per share	$0.98	$0.75	$2.73	$2.44

Weighted-average shares used in computing earnings per share:
Basic	50,082	54,713	51,494	54,953
Diluted	50,104	54,744	51,526	54,978

Supplemental disclosures:
Total impairment losses	$(1,564)	$(515)	$(2,433)	$(885)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-	-
Net impairment losses recognized in earnings	(1,564)	(515)	(2,433)	(885)
Other net realized investment gains	1,305	234	4,056	1,698
Realized investment gains, including other-than- temporary impairment losses	$(259)	$(281)	$1,623	$813

Dividends declared per share	$0.16	$0.12	$0.48	$0.36

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$49,350	$41,595	$141,924	$135,947
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	(18,019)	(20,132)	(35,078)	18,590
Reclassification adjustment for realized investment (gains) losses included in net income	381	80	(1,892)	(686)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation losses before income tax expense (benefit) of $(171) and $(366) in 2015 and $(131) and $(139) in 2014	(16,323)	(11,600)	(33,731)	(11,832)
Total other comprehensive income (loss) before income taxes	(33,961)	(31,652)	(70,701)	6,072
Income tax expense (benefit) related to items of other comprehensive income (loss)	(6,345)	(7,150)	(13,306)	6,128
Other comprehensive loss, net of income taxes	(27,616)	(24,502)	(57,395)	(56)
Total comprehensive income	$21,734	$17,093	$84,529	$135,891

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Nine months ended September 30,
	2015	2014
	(In thousands)
Common stock:
Balance, beginning of period	$522	$548
Repurchases of common stock	(41)	(15)
Net issuance of common stock	5	4
Balance, end of period	486	537

Paid-in capital:
Balance, beginning of period	353,337	472,633
Share-based compensation	28,073	29,459
Net issuance of common stock	(5)	(4)
Repurchases of common stock	(187,180)	(71,838)
Adjustments to paid-in capital, other	1,089	(993)
Balance, end of period	195,314	429,257

Retained earnings:
Balance, beginning of period	795,740	640,840
Net income	141,924	135,947
Dividends	(24,915)	(20,049)
Balance, end of period	912,749	756,738

Accumulated other comprehensive income (loss):
Balance, beginning of period	95,527	108,006
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(366) in 2015 and $(139) in 2014	(33,365)	(11,693)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $(13,148) in 2015 and $5,790 in 2014	(24,419)	10,752
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit) of $208 in 2015 and $477 in 2014	389	885
Balance, end of period	38,132	107,950

Total stockholders’ equity	$1,146,681	$1,294,482

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$141,924	$135,947
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	165,492	200,406
Deferral of policy acquisition costs	(243,346)	(217,027)
Amortization of deferred policy acquisition costs	113,392	104,834
Change in income taxes	31,349	17,714
Realized investment (gains) losses, including other-than-temporary impairments	(1,623)	(813)
Gain from sale of business, net	-	(1,578)
Accretion and amortization of investments	(1,094)	(2,035)
Depreciation and amortization	8,201	8,611
Change in due from reinsurers	(33,248)	(93,109)
Change in premiums and other receivables	(21,376)	(16,775)
Trading securities sold, matured, or called (acquired), net	1,143	3,818
Share-based compensation	12,918	14,333
Change in other operating assets and liabilities, net	(32,740)	(22,846)
Net cash provided by (used in) operating activities	140,992	131,480

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	104,097	63,996
Fixed-maturity securities — matured or called	201,722	237,335
Equity securities	4,700	188
Available-for-sale investments acquired:
Fixed-maturity securities	(264,457)	(318,987)
Equity securities	(794)	(6,470)
Purchases of property and equipment and other investing activities, net	(5,924)	(6,029)
Proceeds from sale of business	-	3,000
Cash collateral received (returned) on loaned securities, net	33,009	(22,238)
Sales (purchases) of short-term investments using securities lending collateral, net	(33,009)	22,238
Net cash provided by (used in) investing activities	39,344	(26,967)

Cash flows from financing activities:
Dividends paid	(24,915)	(20,049)
Common stock repurchased	(181,121)	(65,556)
Excess tax benefits on share-based compensation	4,624	4,651
Tax withholdings on share-based compensation	(6,101)	(6,297)
Cash proceeds from stock options exercised	136	-
Payments of deferred financing costs	-	(864)
Net cash provided by (used in) financing activities	(207,377)	(88,115)

Effect of foreign exchange rate changes on cash	(4,395)	(1,904)
Change in cash and cash equivalents	(31,436)	14,494

Cash and cash equivalents, beginning of period	191,997	148,983
Cash and cash equivalents, end of period	$160,561	$163,477

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the "Parent Company"), together with its subsidiaries (collectively, "we", "us" or the "Company"), is a leading distributor of financial products to middle income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc. ("PFS"), a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada ("Primerica Life Canada") and PFSL Investments Canada Ltd. ("PFSL Investments Canada"); and PFS Investments, Inc. ("PFS Investments") an investment products company and broker-dealer. Primerica Life, domiciled in Massachusetts, owns National Benefit Life Insurance Company ("NBLIC"), a New York insurance company. We established Peach Re, Inc. ("Peach Re") and Vidalia Re, Inc. (“Vidalia Re”) as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2015 and December 31, 2014, the statements of income and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and the statements of stockholders' equity and cash flows for the nine months ended September 30, 2015 and 2014. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the unaudited condensed consolidated financial statements dated as of September 30, 2015.

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2014 Annual Report.

New Accounting Principles. In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Debt issuance costs related to a recognized debt liability are currently presented as a deferred charge, or asset, within the balance sheet. ASU 2015-03 requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective retrospectively for the Company beginning in fiscal year 2016, with early adoption permitted. The Company intends to adopt the amendments in ASU 2015-03 beginning in the first quarter of 2016. At September 30, 2015, the Company had debt issuance costs related to recognized liabilities of approximately $2.9 million within other assets on our unaudited condensed consolidated balance sheets that would be reclassified and presented as a direct deduction from the carrying amount of debt liabilities under ASU 2015-03.

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

Results of continuing operations by segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Term life insurance segment	$197,200	$177,140	$563,784	$512,231
Investment and savings products segment	128,656	129,273	392,812	380,690
Corporate and other distributed products segment	29,968	32,428	94,592	100,640
Total revenues	$355,824	$338,841	$1,051,188	$993,561
Income (loss) from continuing operations before income taxes:
Term life insurance segment	$46,519	$34,008	$127,284	$112,836
Investment and savings products segment	34,811	36,904	107,600	106,978
Corporate and other distributed products segment	(6,377)	(6,892)	(16,296)	(13,221)
Total income from continuing operations before income taxes	$74,953	$64,020	$218,588	$206,593

Total assets by segment were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Assets:
Term life insurance segment	$5,594,135	$5,472,415
Investment and savings products segment (1)	2,191,581	2,545,372
Corporate and other distributed products segment	2,777,149	2,719,808
Total assets	$10,562,865	$10,737,595

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $105.3 million and $105.5 million as of September 30, 2015 and December 31, 2014, respectively.

In the third quarter of 2015, the Company changed its basis for allocating net investment income, interest expense and invested assets between the Term Life Insurance segment and the Corporate and Other Distributed Products segment in measuring segment results and total assets by segment. Following this change, the amount of net investment income allocated to the Term Life Insurance segment equals the assumed net interest accreted to the segment’s U.S. GAAP-measured future policy benefit reserve liability less DAC. All remaining net investment income earned by the invested asset portfolio, as well as all invested assets held by the Company, has been allocated to the Corporate and Other Distributed Products segment. Concurrent with this change, all interest expense incurred by the Company has been attributed to the Corporate and Other Distributed Products segment, including the financing charge related to the letter of credit issued in connection with the Peach Re Coinsurance Agreement, the fee paid for the credit enhancement feature on the held-to-maturity security received in conjunction with the Vidalia Re Coinsurance Agreement, and the finance charge incurred pursuant to our 10% coinsurance agreement (the “10% Coinsurance Agreement”) with an affiliate of Citigroup Inc. (collectively, “the Finance Charges”).

Prior to this change, invested assets were allocated to the Term Life Insurance segment based on the book value of the invested assets necessary to meet statutory reserve requirements. Net investment income was allocated based on the ratio of invested assets allocated to the Term Life Insurance segment and the remaining balances of invested assets and net investment income were attributed to the Corporate and Other Distributed Products segment. Interest expense incurred for the Finance Charges was allocated solely to the Term Life Insurance segment.

The change in segment measurement more appropriately reflects the information used by the Company in assessing its performance and aligns with the operating strategy for managing the Term Life Insurance segment. The performance of the Term Life Insurance segment is focused on distribution and primarily evaluated by pricing margins with fluctuations for mortality, persistency, and expenses. Therefore, the impact of yields on the Company’s investment portfolio is not a key driver of the profitability of our Term Life Insurance segment.

The use of captive insurance companies has provided the Company with an efficient method of supporting the portion of statutorily-prescribed term life insurance benefit reserves believed to be redundant. Accordingly, the net investment income earned by the Company’s invested assets is no longer aligned directly with the level of statutory reserves in the Term Life Insurance segment. As such, the updated measurement of segment results is also consistent with the Company’s strategies for managing capital, which have evolved over time with the use of captive insurance company financing transactions.

The change in measurement of segment information increased total assets in the Corporate and Other Distributed Products segment and decreased total assets in the Term Life Insurance segment as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Assets
Total assets reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment	$1,908,452	$1,692,958

Net investment income included in segment revenues and segment income (loss) from continuing operations before income taxes that has been reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue and income (loss) from continuing operations before income taxes:
Net investment income reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment	$16,904	$16,093	$49,475	$47,611

Interest expense recorded in segment income (loss) from continuing operations before income taxes that has been reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from continuing operations before income taxes:
Interest expense reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment	$4,174	$4,168	$12,404	$12,240

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

Geographical Information. Results of continuing operations by country and long-lived assets — primarily tangible assets reported in Other assets in our unaudited condensed consolidated balance sheets —were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues by country:
United States	$298,793	$278,102	$876,744	$811,226
Canada	57,031	60,739	174,444	182,335
Total revenues	$355,824	$338,841	$1,051,188	$993,561
Income from continuing operations before income taxes by country:
United States	$61,116	$47,296	$170,172	$152,828
Canada	13,837	16,724	48,416	53,765
Total income from continuing operations before income taxes	$74,953	$64,020	$218,588	$206,593

	September 30, 2015	December 31, 2014
	(In thousands)
Long-lived assets by country:
United States	$27,065	$25,897
Canada	523	566
Total long-lived assets	$27,588	$26,463

(3) Investments

Available-for-sale Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of available-for-sale fixed-maturity and equity securities follow:

	September 30, 2015
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$13,648	$575	$(2)	$14,221
Foreign government	122,518	2,338	(13,772)	111,084
States and political subdivisions	37,486	2,673	(493)	39,666
Corporates	1,255,973	63,039	(24,379)	1,294,633
Mortgage- and asset-backed securities	211,943	11,797	(178)	223,562
Total fixed-maturity securities(1)	1,641,568	80,422	(38,824)	1,683,166
Equity securities	40,571	7,327	(2,118)	45,780
Total fixed-maturity and equity securities	$1,682,139	$87,749	$(40,942)	$1,728,946

(1)	Includes approximately $0.1 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$15,145	$557	$(55)	$15,647
Foreign government	120,910	5,388	(3,801)	122,497
States and political subdivisions	38,163	2,719	(188)	40,694
Corporates	1,241,526	82,167	(7,825)	1,315,868
Mortgage- and asset-backed securities	251,756	13,050	(392)	264,414
Total fixed-maturity securities(1)	1,667,500	103,881	(12,261)	1,759,120
Equity securities	43,738	10,711	(1,059)	53,390
Total fixed-maturity and equity securities	$1,711,238	$114,592	$(13,320)	$1,812,510

(1)	Includes approximately $0.7 million of other-than-temporary impairment losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

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

The scheduled contractual maturity distribution of the available-for-sale fixed-maturity portfolio at September 30, 2015 follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$87,321	$85,750
Due after one year through five years	619,132	649,602
Due after five years through 10 years	669,453	671,475
Due after 10 years	53,719	52,777
	1,429,625	1,459,604
Mortgage- and asset-backed securities	211,943	223,562
Total fixed-maturity securities	$1,641,568	$1,683,166

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on investments was as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Net unrealized investment gains including foreign currency translation adjustment and other-than- temporary impairments:
Fixed-maturity and equity securities	$46,807	$101,272
Currency swaps	-	23
Exclude unrealized foreign currency translation (gains) losses adjustment	29,832	12,314
Exclude other-than-temporary impairments	113	710
Net unrealized investment gains excluding foreign currency translation adjustment and other-than- temporary impairments	76,752	114,319
Deferred income taxes	(26,863)	(40,011)
Net unrealized investment gains excluding foreign currency translation adjustment and other-than- temporary impairments, net of tax	$49,889	$74,308

Trading Securities. We maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $6.5 million and $7.7 million as of September 30, 2015 and December 31, 2014, respectively.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of September 30, 2015, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $1.2 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 4 (Fair Value of Financial Instruments).

See Note 6 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $18.1 million and $19.9 million as of September 30, 2015 and December 31, 2014, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $83.2 million and $50.2 million as of September 30, 2015 and December 31, 2014, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Fixed-maturity securities (available-for-sale)	$18,786	$20,933	$58,132	$62,419
Fixed-maturity security (held-to-maturity)	3,772	1,299	8,954	1,299
Equity securities	514	450	1,533	1,306
Policy loans and other invested assets	354	367	1,049	1,153
Cash and cash equivalents	51	70	141	191
Market return on deposit asset underlying 10% coinsurance agreement	220	(127)	1,776	2,316
Gross investment income	23,697	22,992	71,585	68,684
Investment expenses	(1,210)	(1,228)	(3,667)	(3,640)
Investment income net of investment expenses	22,487	21,764	67,918	65,044
Interest expense on surplus note	(3,772)	(1,299)	(8,954)	(1,299)
Net investment income	$18,715	$20,465	$58,964	$63,745

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$1,209	$550	$4,610	$1,731
Gross losses from sales	(26)	(115)	(285)	(160)
Other-than-temporary impairment losses	(1,564)	(515)	(2,433)	(885)
Gains (losses) from bifurcated options	122	(201)	(269)	127
Net realized investment gains (losses)	$(259)	$(281)	$1,623	$813
Supplemental information:
Tax expense (benefit) associated with unrealized holding gains (losses) recognized in other comprehensive income on investment securities	$(6,249)	$(7,468)	$(13,810)	$5,550
Tax expense (benefit) associated with net unrealized investment losses other-than-temporarily impaired recognized in other comprehensive income	208	477	208	477
Tax expense (benefit) associated with realized investment gains (losses) reclassified from accumulated other comprehensive income into earnings	(133)	(28)	662	240
Proceeds from sales or other redemptions	96,285	92,130	310,519	301,519

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

Available-for-sale fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $473.4 million and $340.8 million as of September 30, 2015 and December 31, 2014, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2015
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$693	$(2)	1	$-	$-	-
Foreign government	43,742	(5,434)	44	32,348	(8,338)	53
States and political subdivisions	-	-	-	884	(493)	2
Corporates	258,836	(13,546)	285	54,429	(10,833)	77
Mortgage-and asset-backed securities	22,400	(73)	24	8,149	(105)	13
Total fixed-maturity securities	325,671	(19,055)		95,810	(19,769)
Equity securities	7,979	(437)	17	2,954	(1,681)	7
Total fixed-maturity and equity securities	$333,650	$(19,492)		$98,764	$(21,450)

	December 31, 2014
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$7,201	$(1)	2	$896	$(54)	2
Foreign government	28,038	(1,317)	35	23,330	(2,484)	40
States and political subdivisions	1,694	(4)	3	2,720	(184)	4
Corporates	144,262	(3,818)	153	43,736	(4,007)	78
Mortgage-and asset-backed securities	49,591	(109)	43	16,847	(283)	20
Total fixed-maturity securities	230,786	(5,249)		87,529	(7,012)
Equity securities	6,849	(862)	15	2,303	(197)	1
Total fixed-maturity and equity securities	$237,635	$(6,111)		$89,832	$(7,209)

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	September 30, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$131	$466	$144	$611

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Impairments on fixed-maturity securities not in default	$1,287	$515	$2,075	$885
Impairments on fixed-maturity securities in default	2	-	7	-
Impairments on equity securities	275	-	351	-
Total impairment charges	$1,564	$515	$2,433	$885

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

As of September 30, 2015, the unrealized losses on our available-for-sale invested asset portfolio were largely caused by interest rate sensitivity, changes in credit spreads, and foreign currency exchange rates on our Canadian dollar-denominated investments held by our Canadian subsidiaries. We believe that fluctuations caused by movements in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.  The foreign currency translation adjustments on Canadian dollar-denominated investments will fluctuate with the Canadian dollar exchange rate and have no impact on the recoverability of our Canadian subsidiaries’ functional currency investments.

Net impairment losses recognized in earnings for available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Total impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$150	$-	$251	$-
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely- than-not will not be required to sell before recovery	150	-	251	-
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	1,414	515	2,182	885
Net impairment losses recognized in earnings	$1,564	$515	$2,433	$885

The rollforward of the credit-related losses recognized in income for all available-for-sale fixed-maturity securities still held follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cumulative OTTI credit losses recognized for securities still held, beginning of period	$7,701	$7,745	$9,550	$7,970
Additions for OTTI securities where no credit losses were recognized prior to the beginning of the period	336	412	403	753
Additions for OTTI securities where credit losses have been recognized prior to the beginning of the period	953	103	1,679	132
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(138)	(241)	(1,503)	(836)
Reductions for exchanges of securities previously impaired	-	-	(1,277)	-
Cumulative OTTI credit losses recognized for securities still held, end of period	$8,852	$8,019	$8,852	$8,019

As of September 30, 2015, no impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of September 30, 2015 and December 31, 2014, the fair value of these bifurcated options was approximately $4.5 million and $5.8 million, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of September 30, 2015 and December 31, 2014. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$14,221	$-	$14,221
Foreign government	-	111,084	-	111,084
States and political subdivisions	-	39,666	-	39,666
Corporates	2,102	1,292,528	3	1,294,633
Mortgage- and asset-backed securities	-	222,786	776	223,562
Total available-for-sale fixed-maturity securities	2,102	1,680,285	779	1,683,166
Equity securities	40,214	5,518	48	45,780
Trading securities	-	6,534	-	6,534
Separate accounts	-	2,086,598	-	2,086,598
Total fair value assets	$42,316	$3,778,935	$827	$3,822,078
Fair value liabilities:
Separate accounts	$-	$2,086,598	$-	$2,086,598
Total fair value liabilities	$-	$2,086,598	$-	$2,086,598

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$15,647	$-	$15,647
Foreign government	-	122,497	-	122,497
States and political subdivisions	-	40,694	-	40,694
Corporates	2,104	1,313,534	230	1,315,868
Mortgage- and asset-backed securities	-	263,527	887	264,414
Total available-for-sale fixed-maturity securities	2,104	1,755,899	1,117	1,759,120
Equity securities	47,169	6,173	48	53,390
Trading securities	-	7,711	-	7,711
Separate accounts	-	2,440,303	-	2,440,303
Total fair value assets	$49,273	$4,210,086	$1,165	$4,260,524
Fair value liabilities:
Separate accounts	$-	$2,440,303	$-	$2,440,303
Total fair value liabilities	$-	$2,440,303	$-	$2,440,303

In assessing fair value of our investments, we use a third-party pricing service for approximately 94% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly traded securities such as private placements and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating) and liquidity and yield based on quality rating, average life and treasury yields. All observable data inputs are corroborated by independent third-party data. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification as we are unable to evaluate the valuation technique(s) or significant inputs used to develop the quotes. Therefore, we do not internally develop the quantitative unobservable inputs used in measuring the fair value of Level 3 investments. However, we do corroborate pricing information provided by our third-party pricing servicing by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and or independently developed pricing methodologies.

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

Because many fixed-maturity securities do not trade on a daily basis, third party pricing services generally determine fair value using industry-standard methodologies, which vary by asset class. For corporates, governments, and agency securities, these methodologies include developing prices by incorporating available market information such as U.S. Treasury curves, benchmarking of similar securities including new issues, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities (such as mortgage-and asset-backed securities) with limited trading activity, third party pricing services generally use industry-standard pricing methodologies that incorporate market information, such as index prices, discounting expected future cash flows based on underlying collateral, and quotes from market participants, to estimate fair value. If these measures are not deemed observable for a particular security, the security will be classified as Level 3 in the fair value hierarchy.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Level 3 assets, beginning of period	$862	$1,752	$1,165	$2,288
Net unrealized gains (losses) included in other comprehensive income	2	(13)	(4)	(115)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	-	5	-	416
Settlements	(35)	(54)	(111)	(899)
Transfers into Level 3	-	-	2	-
Transfers out of Level 3	(2)	-	(225)	-
Level 3 assets, end of period	$827	$1,690	$827	$1,690

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no material transfers between Level 1 and Level 2 during the three months ended September 30, 2015.  During the nine months ended September 30, 2015, we transferred a $1.0 million equity security from Level 1 to Level 2 as it was not consistently trading in an active market. There were no material transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2014 or between Level 1 and Level 3 during the three and nine months ended September 30, 2015 and 2014.

The table below is a summary of the estimated fair value for financial instruments.

	September 30, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,683,166	$1,683,166	$1,759,120	$1,759,120
Fixed-maturity security (held-to-maturity)	356,000	357,153	220,000	228,809
Equity securities	45,780	45,780	53,390	53,390
Trading securities	6,534	6,534	7,711	7,711
Policy loans	28,599	28,599	28,095	28,095
Deposit asset underlying 10% coinsurance agreement	176,370	176,370	157,256	157,256
Separate accounts	2,086,598	2,086,598	2,440,303	2,440,303
Liabilities:
Notes payable	$374,572	$407,535	$374,532	$411,916
Surplus note	356,000	357,107	220,000	227,127
Separate accounts	2,086,598	2,086,598	2,440,303	2,440,303

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

Details on in-force life insurance follow:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Direct life insurance in force	$693,128,573	$685,998,013
Amounts ceded to other companies	(613,138,752)	(607,218,906)
Net life insurance in force	$79,989,821	$78,779,107
Percentage of reinsured life insurance in force	88%	89%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	September 30, 2015		December 31, 2014
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company(1)	$2,686,828	NR	$2,645,011	NR
SCOR Global Life Reinsurance Companies(2)	357,233	A	373,947	A
Financial Reassurance Company 2010, Ltd.(1)	279,739	NR	320,718	NR
Swiss Re Life & Health America Inc.(3)	253,653	A+	260,734	A+
American Health and Life Insurance Company(1)	177,508	A- u	175,755	A-
Munich American Reassurance Company	100,377	A+	100,846	A+
Korean Reinsurance Company	89,066	A	89,300	A
RGA Reinsurance Company	80,933	A+	78,143	A+
TOA Reinsurance Company	22,756	A+	20,139	A+
Hannover Life Reassurance Company	20,417	A+	18,694	A+
All other reinsurers	35,439	-	32,246	-
Due from reinsurers	$4,103,949		$4,115,533

NR – not rated

u –	Under review pending the close of Springleaf Holdings, Inc.’s acquisition of the parent company of American Health and Life Insurance Company from an affiliate of Citigroup.
(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.
(2)	Includes amounts ceded to Transamerica Reinsurance Companies and fully retroceded to SCOR Global Life Reinsurance Companies.
(3)	Includes amounts ceded to Lincoln National Life Insurance and fully retroceded to Swiss Re Life & Health America Inc.

(6) Debt

Notes Payable. At September 30, 2015, the Company had $375.0 million of publicly-traded, senior unsecured notes with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022 (the "Senior Notes"). As of September 30, 2015, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended September 30, 2015.

Further discussion on the Company’s notes payable is included in Note 10 (Debt) to our consolidated financial statements within our 2014 Annual Report.

Surplus Note. At September 30, 2015, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $356.0 million, equal to the principal amount of the LLC Note invested asset. The principal amount of the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of reserves being contractually supported. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for ceded policies issued in 2011, 2012, 2013, and 2014, the maximum principal amounts of the Surplus Note and the LLC Note are expected to be approximately $915.0 million each.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2014 Annual Report.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows.

	Nine months ended September 30,
	2015	2014
	(In thousands)
Common stock, beginning of period	52,169	54,834
Shares issued for stock options exercised	89	4
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	407	381
Common stock retired	(4,094)	(1,537)
Common stock, end of period	48,571	53,682

The above reconciliation excludes RSUs, which do not have voting rights. As the RSUs lapse, we issue common shares with voting rights. As of September 30, 2015, we had a total of approximately 1.2 million RSUs outstanding.

Our Board of Directors authorized a share repurchase program for up to $150.0 million of our outstanding common stock during 2015 (the "original share repurchase program"). This share repurchase program was completed in August 2015, at which time a new share repurchase program of up to $200.0 million was authorized by the Board (the “new share repurchase program”) for purchases through December 31, 2016.  Under both the original and the new share repurchase programs, we repurchased a combined 3,920,920 shares of our common stock in open market transactions for an aggregate purchase price of approximately $181.1 million during the first nine months of 2015. As of September 30, 2015, there is approximately $168.9 million remaining for repurchases of our outstanding common stock under the new share repurchase program.

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

The calculation of basic and diluted EPS follows.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per-share amounts)
Basic EPS:
Numerator (continuing operations):
Income from continuing operations	$49,350	$41,613	$141,924	$134,369
Income attributable to unvested participating securities	(379)	(447)	(1,196)	(1,546)
Income from continuing operations used in calculating basic EPS	$48,971	$41,166	$140,728	$132,823
Numerator (discontinued operations):
Income (loss) from discontinued operations	$-	$(18)	$-	$1,578
Income attributable to unvested participating securities	-	-	-	(18)
Income (loss) from discontinued operations used in calculating basic EPS	$-	$(18)	$-	$1,560
Denominator:
Weighted-average vested shares	50,082	54,713	51,494	54,953
Basic EPS from continuing operations	$0.98	$0.75	$2.73	$2.42
Basic EPS from discontinued operations	$-	$-	$-	$0.03

Diluted EPS:
Numerator (continuing operations):
Income from continuing operations	$49,350	$41,613	$141,924	$134,369
Income attributable to unvested participating securities	(379)	(447)	(1,196)	(1,546)
Income from continuing operations used in calculating diluted EPS	$48,971	$41,166	$140,728	$132,823
Numerator (discontinued operations):
Income (loss) from discontinued operations	$-	$(18)	$-	$1,578
Income attributable to unvested participating securities	-	-	-	(18)
Income (loss) from discontinued operations used in calculating diluted EPS	$-	$(18)	$-	$1,560
Denominator:
Weighted-average vested shares	50,082	54,713	51,494	54,953
Dilutive effect of incremental shares to be issued for equity awards	22	31	32	25
Weighted-average shares used in calculating diluted EPS	50,104	54,744	51,526	54,978
Diluted EPS from continuing operations	$0.98	$0.75	$2.73	$2.41
Diluted EPS from discontinued operations (1)	$-	$-	$-	$0.03
(1)	Less than $0.01 for the three months ended September 30, 2014.

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

The impacts of equity awards granted are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Total equity awards expense recognized	$2,056	$8,497	$12,918	$14,333
Quarterly incentive awards expense deferred	3,412	3,041	10,531	10,371

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

(10) Commitments and Contingent Liabilities

Letter of Credit. Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term ending on January 15, 2026. As of September 30, 2015, the Company was in compliance with all financial covenants under the Credit Facility Agreement. At September 30, 2015, the amount of the LOC outstanding was approximately $480.2 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves.

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

The Company is currently undergoing targeted multi-state treasurer audits by 30 jurisdictions with respect to unclaimed property laws, and Primerica Life and NBLIC are currently subject to a targeted multi-state market conduct examination with respect to their claims-paying practices. The Treasurer of the State of West Virginia brought a suit against Primerica Life and other insurance companies alleging violations of the West Virginia unclaimed property act. The suit was dismissed, and the West Virginia Supreme Court reversed the circuit court on appeal.  Our petition to the West Virginia Supreme Court for a rehearing was denied. The Company currently is in the process of appealing the court’s denial of a request for rehearing.  Other jurisdictions may pursue similar audits, examinations and litigation. The audits, examinations and litigation are expected to take significant time to complete, and it is unclear whether the Company will ultimately be required to compare the Social Security Administration’s Death Master File to its records for periods prior to 2011, including with respect to policies which have lapsed, to determine whether benefits are owed in instances where an insured appears to have died but no claim for death benefits has been made. The potential outcome of such actions is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. At this time, the Company cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from the resolution of these matters. These actions may also result in changes to the Company's procedures for the identification and escheatment of abandoned property and other financial liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2014 to September 30, 2015. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2014 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Regulatory changes can also impact the size of our independent sales force. For example, the insurance regulators in Canada will be implementing a new life insurance licensing examination program in early 2016.   We believe that the new licensing program has the potential to result in a decrease in the number of applicants who obtain their life insurance licenses in Canada.  However, we have undertaken efforts to adapt our licensing process to the new program in order to help mitigate any such decline. In addition, the Canadian regulators have committed to evaluate the new program in an effort to ensure that it will remain an entry level credentialing exam constructed in accordance with generally accepted psychometric principles.  See "Part II — Other Information — Item 1. Legal Proceedings." and “Item 1A. Risk Factors.” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q for more information.

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
New recruits	65,945	49,055	179,491	147,385
New life-licensed sales representatives	11,160	8,793	29,085	25,322

New recruits increased during the three months ended September 30, 2015 compared to the prior year period primarily due to continued positive momentum in the business, as well as the impact of announcements made at our biennial convention in July 2015. New life-licensed representatives increased during the three months ended September 30, 2015 compared to the prior year period primarily due to recruiting growth in recent periods and an emphasis on successful licensing initiatives.

New recruits increased during the nine months ended September 30, 2015 compared to the prior year period primarily due to competitions among our sales representatives to receive recognition at our biennial convention in July 2015, as well as announcements made at the convention. New life-licensed representatives increased during the nine months ended September 30, 2015 compared to the prior year period primarily due to the same factors discussed above in the three-month comparison.

The size of our life-licensed sales force was as follows:

	September 30, 2015	June 30, 2015	December 31, 2014
Life-licensed sales representatives	104,702	101,008	98,358

The size of our life-licensed sales force at September 30, 2015 increased compared to June 30, 2015 and December 31, 2014 primarily due to the increase in new life-licensed representatives and slightly lower non-renewals during the third quarter of 2015 compared to the second quarter of 2015 and the fourth quarter of 2014.

Term Life Insurance Product Sales. The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Average number of life-licensed sales representatives	102,850	97,302	100,283	96,281
Number of new policies issued	66,658	55,146	190,432	164,035
Average monthly rate of new policies issued per life-licensed sales representative	0.22	0.19	0.21	0.19

The average monthly rate of new policies issued per life-licensed sales representative during the three and nine months ended September 30, 2015 was higher year-over-year and on the higher-end of our historical range driven by the positive sales momentum generated within our independent sales force in the three and nine months of 2015 and complemented by successful initiatives implemented in connection with our biennial convention.

Investment and Savings Product Sales and Asset Values. Investment and savings products sales decreased 1% to approximately $1.4 billion in the third quarter of 2015 compared with the prior year period. The assets in our clients’ accounts are invested in diversified funds comprised mainly of U.S. and Canadian equity and fixed-income securities. The period-end asset values decreased to approximately $45.8 billion at September 30, 2015 versus approximately $47.4 billion at September 30, 2014. See the “Results of Operations” section for more details regarding product sales and changes in our client asset values.

Regulatory changes can also impact our product sales. On April 14, 2015, the Department of Labor (“DOL”) published a proposed regulation (“the DOL Proposed Rule”), which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). In connection with the DOL Proposed Rule, the DOL also proposed new exemptions and amended the existing exemptions. In so doing, the DOL stated its intent to avoid disruption of common compensation arrangements provided the conditions of the exemptions are met. IRAs and other qualified accounts are an important component of the investment and savings products we distribute. While we expect changes in our business will help mitigate any impact of the final rule, we remain concerned that the DOL Proposed Rule and its exemptions are so vague, complex and burdensome that, if finalized as proposed, they would necessitate fundamental changes to our qualified plan business and that these changes could, in particular, impact small-balance investors saving for retirement. During the year ended December 31, 2014, average client assets held in U.S. qualified retirement plans accounted for an estimated 60% of total average client account assets. During the year ended December 31, 2014, product sales of assets held in U.S. qualified retirement plans accounted for approximately 57% of total investment and savings product sales. The DOL is in the process of reviewing comments from stakeholders and has indicated its commitment to evaluate and consider all feedback. The form, substance and timing of a final rule are unknown at this time and therefore we are unable to quantify the impact, if any, on our business, financial position or results of operations.

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

•

Interest rates. We use an assumption for future interest rates that initially reflects the current low interest rate environment gradually increasing to a level consistent with historical experience. Both DAC and the future policy benefit reserve liability increase with the assumed interest rate. Since DAC is higher than the future policy benefit reserve liability in the early years of a policy, a lower assumed interest rate generally will result in lower profits. In the later years, when the future policy benefit reserve liability is higher than DAC, a lower assumed interest rate generally will result in higher profits. These assumed interest rates, which like other pricing assumptions are locked in at issue, impact the timing but not the aggregate amount of DAC and future policy benefit reserve changes. We allocate net investment income generated by the investment portfolio to the Term Life Insurance segment in an amount equal to the assumed net interest accreted to the segment’s U.S. GAAP-measured future policy benefit reserve liability less DAC. All remaining net investment income, and therefore the impact of actual interest rates, is attributed to the Corporate and Other Distributed Products segment.

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

We may alter our reinsurance practices at any time due to the unavailability of YRT reinsurance at attractive rates or the availability of alternatives to reduce our risk exposure. We presently intend to continue ceding approximately 90% of our U.S. mortality risk on new business and to increase ceding from approximately 80% to 90% of our Canadian mortality risk on new business.

Net investment income. Net investment income is allocated to the Term Life Insurance segment based on the assumed net interest accreted to the segment’s U.S. GAAP-measured future policy benefit reserve liability less DAC. All remaining net investment income earned by the invested asset portfolio is allocated to the Corporate and Other Distributed Products segment.

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

Corporate and Other Distributed Products segment net investment income includes net investment income not allocated to our Term Life Insurance segment and represents most of the net investment income earned by the Company. Actual net investment income realized by the Company and reflected in the segment results of the Corporate and Other Distributed Products segment is impacted by the size and performance of our invested asset portfolio, which can be influenced by interest rates, credit spreads, and the mix of invested assets.

The Corporate and Other Distributed Products segment is also affected by corporate income and expenses not allocated to our other segments, general and administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), interest expense on notes payable and reserve financing transactions as well as realized gains and losses on our invested asset portfolio.

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

Accounting Policy Changes. During the three months ended September 30, 2015, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2014 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$587,882	$577,482	$10,400	2%	$1,753,589	$1,722,427	$31,162	2%
Ceded premiums	(393,987)	(402,198)	(8,211)	(2)%	(1,198,382)	(1,215,459)	(17,077)	(1)%
Net premiums	193,895	175,284	18,611	11%	555,207	506,968	48,239	10%
Commissions and fees	132,368	132,928	(560)	*	404,353	391,898	12,455	3%
Investment income net of investment expenses	22,487	21,764	723	3%	67,918	65,044	2,874	4%
Interest expense on surplus note	(3,772)	(1,299)	2,473	*	(8,954)	(1,299)	7,655	*
Net investment income	18,715	20,465	(1,750)	(9)%	58,964	63,745	(4,781)	(8)%
Realized investment gains (losses), including other-than- temporary impairment losses	(259)	(281)	(22)	8%	1,623	813	810	*
Other, net	11,105	10,445	660	6%	31,041	30,137	904	3%
Total revenues	355,824	338,841	16,983	5%	1,051,188	993,561	57,627	6%

Benefits and expenses:
Benefits and claims	88,599	81,235	7,364	9%	253,621	228,839	24,782	11%
Amortization of DAC	40,797	36,944	3,853	10%	113,392	104,834	8,558	8%
Sales commissions	67,402	67,500	(98)	*	207,358	199,985	7,373	4%
Insurance expenses	30,261	31,149	(888)	(3)%	93,353	87,106	6,247	7%
Insurance commissions	4,619	4,045	574	14%	11,953	12,009	(56)	*
Interest expense	8,718	8,712	6	*	26,036	25,870	166	1%
Other operating expenses	40,475	45,236	(4,761)	(11)%	126,887	128,325	(1,438)	(1)%
Total benefits and expenses	280,871	274,821	6,050	2%	832,600	786,968	45,632	6%
Income from continuing operations before income taxes	74,953	64,020	10,933	17%	218,588	206,593	11,995	6%
Income taxes	25,603	22,407	3,196	14%	76,664	72,224	4,440	6%
Income from continuing operations	49,350	41,613	7,737	19%	141,924	134,369	7,555	6%
Income (loss) from discontinued operations, net of income taxes	-	(18)	(18)	*	-	1,578	(1,578)	*
Net income	$49,350	$41,595	$7,755	19%	$141,924	$135,947	$5,977	4%

*	Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2015 and 2014

Total revenues. Total revenues for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 increased primarily due to incremental premiums on term life insurance policies not subject to the Citigroup coinsurance transactions.  The increase in net premiums for the three months ended September 30, 2015 compared to the prior year period was partially offset by the decrease in net investment income for the three months ended September 30, 2015 compared to the prior year period due to lower portfolio yields and lower income from called securities.

Total benefits and expenses. The growth in total benefits and expenses for the three months ended September 30, 2015 was less than the growth in total revenues primarily due to the recognition of $5.1 million of accelerated vesting expense in the prior year period related to the addition of a retirement eligibility provision to 2014 employee equity award grants. Management equity awards granted in February 2014 were modified in the third quarter of 2014 to include a vesting provision for retirement eligible employees, which resulted in the accelerated recognition of all previously unrecognized compensation expense for awards granted to retirement eligible employees. Management equity awards granted in February 2015 included a vesting provision for retirement eligible employees at the time they were granted, and therefore all compensation expense for awards granted to retirement eligible employees was recognized immediately on the grant date in the first quarter of 2015. The impact of the retirement eligibility provision included in equity awards granted to management primarily affects the timing of expense recognition and not the total amount of expense to be recognized.

See Note 9 (Share-Based Transactions) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on the acceleration of stock compensation expense of certain employee equity awards.

Income taxes. Our effective income tax rate was 34.2% and 35.0% for the three months ended September 30, 2015 and 2014, respectively. The current period’s rate was impacted by the recognition of certain tax benefits due to statute of limitations that expired during the third quarter of 2015, which lowered the effective income tax rate by approximately 1.3%.

For additional information, see the Segment Results discussions below.

Results for the Nine Months Ended September 30, 2015 and 2014

Total revenues. Total revenues for the nine months ended September 30, 2015 compared to the prior year period increased due to incremental premiums on term life insurance policies not subject to the Citigroup coinsurance transactions.  For the nine months ended September 30, 2015, the higher sales of investment and savings products and the higher average client asset values also contributed towards the increase in total revenues in the form of higher commissions and fees.  The increase in net premiums and commissions and fees was partially offset by a decline in net investment income due to lower yield on invested assets.

Total benefits and expenses.  The growth in total benefits and claims for the nine months ended September 30, 2015 compared to the prior year period was consistent with the growth in total revenues. The year-over-year compensation expense impact of the retirement eligibility provision included in management equity awards is mostly offset in the nine-month comparison as each period includes the acceleration of previously unrecognized compensation expense for one annual grant of equity awards to retirement eligible employees.

Income taxes. The effective tax rate of 35.1% for the nine months ended September 30, 2015 is consistent with the 35.0% rate for the nine months ended September 30, 2014 since the positive impact of the recognition of certain tax benefits in the third quarter of 2015 was offset by the negative impact from the increase in the estimated portion of current earnings generated by our Canadian subsidiaries that may be repatriated to the U.S., and therefore, subject to a higher U.S. corporate tax rate.

For additional information, see the Segment Results discussions below:

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$579,527	$568,592	$10,935	2%	$1,728,563	$1,696,104	$32,459	2%
Ceded premiums	(391,440)	(399,587)	(8,147)	(2)%	(1,190,772)	(1,207,487)	(16,715)	(1)%
Net premiums	188,087	169,005	19,082	11%	537,791	488,617	49,174	10%
Allocated investment income	1,508	1,142	366	32%	4,348	3,176	1,172	37%
Other, net	7,605	6,993	612	9%	21,645	20,438	1,207	6%
Total revenues	197,200	177,140	20,060	11%	563,784	512,231	51,553	10%
Benefits and expenses:
Benefits and claims	83,816	77,722	6,094	8%	240,074	217,272	22,802	10%
Amortization of DAC	37,265	34,172	3,093	9%	105,079	96,670	8,409	9%
Insurance expenses	28,516	30,168	(1,652)	(5)%	88,280	82,139	6,141	7%
Insurance commissions	1,084	1,070	14	1%	3,067	3,314	(247)	(7)%
Total benefits and expenses	150,681	143,132	7,549	5%	436,500	399,395	37,105	9%
Income from continuing operations before income taxes	$46,519	$34,008	$12,511	37%	$127,284	$112,836	$14,448	13%

Results for the Three Months Ended September 30, 2015 and 2014

Net premiums. Net premiums grew for the three months ended September 30, 2015 compared to the prior year period mostly due to incremental premiums on term life insurance policies not subject to the Citigroup coinsurance transactions. Ceded premiums declined primarily due to the run-off of business subject to the Citigroup coinsurance transactions. The continued impact of growth in direct premiums not subject to the Citigroup coinsurance transactions and the run-off of business subject to the Citigroup coinsurance transactions resulted in net premiums growing faster than direct premiums.  The current period results were also impacted by the reprocessing of certain reinsurance transactions which increased net premiums by approximately $2.8 million.

Benefits and claims. Benefits and claims for the three months ended September 30, 2015 increased less than the growth in net premiums largely due to prior year incurred claims that were approximately $3.0 million higher than historical levels, partially offset by the increase in benefits and claims of approximately $1.2 million due to the reprocessing of certain reinsurance transactions noted in the net premiums section above.

Amortization of DAC. The rate of DAC amortization for the third quarter of 2015 was less than the growth in net premiums reflecting slightly improved persistency compared to the prior year period.

Insurance expenses. The decrease in insurance expenses for the three months ended September 30, 2015 compared to the prior year period was primarily due to the recognition of $2.5 million of accelerated vesting expense of equity awards during the third quarter of 2014, offset by the growth in the business and the run-off of Citigroup coinsurance expense allowances.

Results for the Nine Months Ended September 30, 2015 and 2014

Net premiums. Net premiums grew for the nine months ended September 30, 2015 compared to the prior year period due to the same factors impacting premiums as discussed above in the three-month comparison.

Benefits and claims. Benefits and claims for the nine months ended September 30, 2015 grew in line with the growth in net premiums compared to the prior year period.

Amortization of DAC. The growth in DAC amortization for the nine months ended September 30, 2015 was due to the same factor as described above in the three-month comparison.

Insurance expenses. The increase in insurance expenses for the nine months ended September 30, 2015 compared to the prior year period was due to the growth in the business and the run-off of Citigroup coinsurance expense allowances.

Face Amount In Force. The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2015	% of beginning balance	2014	% of beginning balance	2015	% of beginning balance	2014	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$688,163		$681,978		$681,927		$674,868
Net change in face amount:
Issued face amount	20,321	3%	17,337	3%	58,087	9%	51,578	8%
Terminations	(13,659)	(2)%	(13,866)	(2)%	(39,067)	(6)%	(40,785)	(6)%
Foreign currency	(5,509)	(1)%	(4,271)	(1)%	(11,631)	(2)%	(4,483)	(1)%
Net change in face amount	1,153	*	(800)	*	7,389	1%	6,310	1%
Face amount in force, end of period	$689,316		$681,178		$689,316		$681,178

*	Less than 1%.

Results for the Three Months Ended September 30, 2015 and 2014

Face amount of term life insurance policies in force increased during the three months ended September 30, 2015 compared to the prior year period primarily due to the higher number of new policies issued and policy terminations being consistent with the prior year period. This increase was offset by an unfavorable impact of the Canadian exchange rates.

Results for the Nine Months Ended September 30, 2015 and 2014

Face amount of term life insurance policies in force increased during the nine months ended September 30, 2015 compared to the prior year period primarily due to the factors discussed in the three-month comparison. As a percentage of beginning face amount in force, issued face amount continued to grow due to higher sales activity.

Investment and Savings Product Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$56,418	$58,394	$(1,976)	(3)%	$179,524	$176,554	$2,970	2%
Asset-based revenues	58,794	58,744	50	*	174,775	168,665	6,110	4%
Account-based revenues	11,444	10,251	1,193	12%	32,891	29,928	2,963	10%
Other, net	2,000	1,884	116	6%	5,622	5,543	79	1%
Total revenues	128,656	129,273	(617)	*	392,812	380,690	12,122	3%
Expenses:
Amortization of DAC	3,299	2,484	815	33%	7,400	6,991	409	6%
Insurance commissions	2,957	2,290	667	29%	7,111	6,614	497	8%
Sales commissions:
Sales-based	40,036	41,193	(1,157)	(3)%	127,074	125,458	1,616	1%
Asset-based	24,374	23,377	997	4%	71,683	65,962	5,721	9%
Other operating expenses	23,179	23,025	154	1%	71,944	68,687	3,257	5%
Total expenses	93,845	92,369	1,476	2%	285,212	273,712	11,500	4%
Income from continuing operations before income taxes	$34,811	$36,904	$(2,093)	(6)%	$107,600	$106,978	$622	1%
*	Less than 1%.

Supplemental information on the underlying metrics that drove results follows.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$755	$763	$(8)	(1)%	$2,480	$2,405	$75	3%
Annuities and other	480	496	(17)	(3)%	1,502	1,448	54	4%
Total sales-based revenue generating product sales	1,235	1,259	(24)	(2)%	3,982	3,853	129	3%
Managed investments	57	67	(10)	(15)%	195	195	-	*
Segregated funds and other	74	51	23	45%	271	179	92	51%
Total product sales	$1,366	$1,377	$(11)	(1)%	$4,448	$4,227	$221	5%
Average client asset values:
Retail mutual funds	$30,016	$30,457	$(441)	(1)%	$30,705	$29,709	$996	3%
Annuities and other	14,210	13,534	676	5%	14,257	13,095	1,162	9%
Managed investments	1,532	1,287	245	19%	1,501	1,195	306	26%
Segregated funds	2,205	2,547	(342)	(13)%	2,326	2,501	(175)	(7)%
Total average client asset values	$47,963	$47,825	$138	*	$48,789	$46,500	$2,289	5%
* Less than 1%.
	(Accounts in thousands)
Average number of fee-generating accounts:
Recordkeeping and custodial accounts	2,179	2,026	153	8%	2,137	2,009	128	6%
Recordkeeping only accounts	662	610	52	9%	649	603	46	8%
Total average number of fee- generating accounts	2,841	2,636	205	8%	2,786	2,612	174	7%

Results for the Three Months Ended September 30, 2015 and 2014

Total revenues. Total revenues for the three months ended September 30, 2015 were consistent with the comparable period in 2014 due to offsetting commission and fees items.  The decrease in sales-based revenue was due to lower sales volumes compared to the prior year period. Asset-based revenues and average client asset values remained flat year-over-year as the balance of higher beginning client asset values in 2015 were largely offset by the impact of market volatility and the declining Canadian dollar in the third quarter of 2015.  Account-based revenue increased compared to the prior year period reflecting the addition of a mutual fund provider on our recordkeeping and custodial services platform earlier this year.

Amortization of DAC. During the three months ended September 30, 2015, amortization of segregated fund DAC increased due to weaker Canadian segregated fund market performance compared to the prior year period.

Insurance commissions. During the three months ended September 30, 2015, insurance commissions increased due to a change in trail commissions for our Canadian segregated funds during the second quarter of 2015.

Sales commissions. The decline in sales-based commissions during the three months ended September 30, 2015 was relatively consistent with the decline in sales-based revenue. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions was relatively consistent with the increase in asset-based revenues excluding Canadian segregated funds.

Other operating expenses. Other operating expenses for the three months ended September 30, 2015 increased primarily due to higher expenses incurred in connection with the assessment of the DOL Proposed Rule, offset by the recognition of $0.8 million accelerated vesting expense of equity awards during the third quarter of 2014.

Results for the Nine Months Ended September 30, 2015 and 2014

Total revenues. Commissions and fees revenue increased during the nine months ended September 30, 2015 compared to the prior year period largely attributable to higher total product sales of U.S. retail mutual funds and variable annuities, as well as growth in average client asset values. The growth in average client asset values during the nine months ended September 30, 2015 was due to positive net asset inflows during the period and favorable market performance during the first half of 2015 that more than offset the impact of market volatility and the declining Canadian dollar in the third quarter of 2015 as discussed above.  Account-based revenue increased due to the addition of a mutual fund provider on our recordkeeping and custodial services platform in the second quarter of 2015.

Amortization of DAC. The amortization of segregated fund DAC for the nine months ended September 30, 2015 compared to the prior year period increased modestly due to weaker Canadian market performance.

Insurance commissions. During the nine months ended September 30, 2015, insurance commissions increased due to the same factor described in the three month comparison above.

Sales commissions. The growth in sales-based commissions during the nine months ended September 30, 2015 was relatively consistent with the growth in sales-based revenue.  When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions was relatively consistent with the increase in asset-based revenues excluding Canadian segregated funds, as described in the three months comparison above.

Other operating expenses. Other operating expenses for the nine months ended September 30, 2015 increased primarily due to growth in the business, as well as higher expenses incurred in connection with the assessment of the DOL Proposed Rule as discussed in the three-month comparison.

Asset Values in Client Accounts. Changes in asset values in client accounts were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2015	% of beginning balance	2014	% of beginning balance	2015	% of beginning balance	2014	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$49,372		$48,008		$48,656		$44,990
Net change in asset values:
Inflows	1,367	3%	1,377	3%	4,448	9%	4,227	9%
Redemptions	(1,168)	(2)%	(1,206)	(3)%	(3,680)	(8)%	(3,663)	(8)%
Net inflows	199	*	171	*	768	2%	564	1%
Change in market value, net	(3,142)	(6)%	(348)	(1)%	(2,382)	(5)%	2,285	5%
Foreign currency, net	(581)	(1)%	(432)	(1)%	(1,194)	(2)%	(440)	(1)%
Net change in asset values	(3,524)	(7)%	(609)	(1)%	(2,808)	(6)%	2,409	5%
Asset values, end of period	$45,848		$47,399		$45,848		$47,399
*	Less than 1%.

Changes in Asset Values during the Three Months Ended September 30, 2015

The decrease in client asset values during the three months ended September 30, 2015 was primarily due to negative market performance during the third quarter of 2015 as well as the currency translation impact of the lower Canadian dollar on Canadian client assets. Inflows from product sales outpaced redemptions and remained consistent as a percentage of beginning client assets when compared with the three months ended September 30, 2014.

Changes in Asset Values during the Nine Months Ended September 30, 2015

The decrease in client asset values during the nine months ended September 30, 2015 was largely attributable to the factors described in the three-month discussion while being partially offset by favorable market performance during the first half of 2015.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$8,355	$8,890	$(535)	(6)%	$25,025	$26,324	$(1,299)	(5)%
Ceded premiums	(2,547)	(2,611)	(64)	(2)%	(7,610)	(7,973)	(363)	(5)%
Net premiums	5,808	6,279	(471)	(8)%	17,415	18,351	(936)	(5)%
Commissions and fees	5,711	5,539	172	3%	17,162	16,751	411	2%
Allocated investment income net of investment expenses	20,979	20,622	357	2%	63,570	61,868	1,702	3%
Interest expense on surplus note	(3,772)	(1,299)	2,473	*	(8,954)	(1,299)	7,655	*
Allocated net investment income	17,207	19,323	(2,116)	(11)%	54,616	60,569	(5,953)	(10)%
Realized investment gains (losses), including other-than- temporary impairment losses	(259)	(281)	(22)	8%	1,623	813	810	100%
Other, net	1,501	1,568	(67)	(4)%	3,776	4,156	(380)	(9)%
Total revenues	29,968	32,428	(2,460)	(8)%	94,592	100,640	(6,048)	(6)%
Benefits and expenses:
Benefits and claims	4,783	3,513	1,270	36%	13,547	11,566	1,981	17%
Amortization of DAC	235	289	(54)	(19)%	915	1,174	(259)	(22)%
Insurance expenses	1,745	980	765	78%	5,073	4,969	104	2%
Insurance commissions	578	686	(108)	(16)%	1,775	2,082	(307)	(15)%
Sales commissions	2,991	2,929	62	2%	8,600	8,564	36	*
Interest expense	8,718	8,712	6	*	26,036	25,870	166	1%
Other operating expenses	17,295	22,211	(4,916)	(22)%	54,942	59,636	(4,694)	(8)%
Total benefits and expenses	36,345	39,320	(2,975)	(8)%	110,888	113,861	(2,973)	(3)%
Loss from continuing operations before income taxes	$(6,377)	$(6,892)	$(515)	(7)%	$(16,296)	$(13,221)	$3,075	23%

*	Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2015 and 2014

Total revenues. The decrease in total revenues for the three months ended September 30, 2015 was attributable to the decrease in net investment income due to lower income from called fixed income securities and lower yield on invested assets. Total revenues also decreased due to lower premiums attributable to the continued run-off of NBLIC’s non-term life insurance block of business.

Interest expense on surplus note will fluctuate from period to period along with the principal amount of our surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by our Vidalia Re, Inc. (“Vidalia Re”) captive insurance company. Investment income earned by our held-to-maturity invested asset, and included in allocated investment income net of investment expenses, completely offsets the interest expense on surplus note, thereby eliminating any impact on allocated net investment income. For more information on the redundant reserve financing transaction used by Vidalia Re, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Total benefits and expenses. The largest factors contributing to the decrease in total benefits and expenses for the three months ended September 30, 2015 were the recognition of charges in the prior year period of approximately $1.8 million for accelerated vesting expense of equity awards and approximately $1.1 million for the annual true-up estimate of our employee health benefits expense accrual. Partially offsetting these items were higher benefits and claims experienced on the non-term life insurance block of business underwritten by NBLIC as compared to 2014.

Results for the Nine Months Ended September 30, 2015 and 2014

Total revenues. Total revenues for the nine months ended September 30, 2015 decreased in 2015 primarily due to the factors discussed above in the three-month comparison.

Total benefits and expenses. The benefits and expenses for the nine months ended September 30, 2015 decreased primarily due to the expenses incurred in 2014 of approximately $2.0 million of product technology over the nine-month period, $1.3 million of charges recorded in the second quarter of 2014 for employee termination benefits, and the true-up estimate of our employee health benefits expense accrual discussed in the three month comparison above. The increase in benefits and claims experienced on the non-term life insurance block of business underwritten by NBLIC in 2015 as compared to 2014 partially offset the overall decline in benefits and expenses.

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

We also hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2029, was obtained in exchange for a surplus note of equal principal amount issued (“Surplus Note”) by Vidalia Re, a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. For more information on the LLC Note held-to-maturity security, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The average rating and average approximate duration of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	September 30, 2015	December 31, 2014
Average rating of our fixed-maturity portfolio	A-	A
Average duration of our fixed-maturity portfolio	4.2 years	4.2 years
Average book yield of our fixed-maturity portfolio	4.54%	4.61%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating follows:

	September 30, 2015		December 31, 2014
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$264,163	16%	$292,239	17%
AA	112,576	7%	117,423	7%
A	364,923	22%	375,781	23%
BBB	813,849	49%	804,765	48%
Below investment grade	92,412	6%	84,498	5%
Not rated	179	*	505	*
Total	$1,648,102	100%	$1,675,211	100%

*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	September 30, 2015
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$22,279	$26,273	$(3,994)	AAA
General Electric Co	18,439	16,304	2,135	AA+
Hewlett-Packard Co	15,726	15,422	304	BBB+
Wells Fargo & Co	9,998	10,184	(186)	A
National Rural Utilities Cooperative	9,537	7,762	1,775	A
Province of Ontario Canada	9,209	10,161	(952)	AA-
Iberdrola SA	9,183	8,472	711	BBB
National Fuel Gas Co	8,710	8,061	649	BBB
AT&T Inc	7,969	6,966	1,003	BBB+
Bank of America Corp	7,797	7,579	218	A-
Total – ten largest holdings	$118,847	$117,184	$1,663
Total – fixed-maturity and equity securities	$1,735,480	$1,688,673
Percent of total fixed-maturity and equity securities	7%	7%

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on outstanding debt, general operating expenses, and income taxes, as well as repurchases of shares outstanding. At September 30, 2015, the Parent Company had cash and invested assets of approximately $65.6 million.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2015	2014	$
	(In thousands)
Net cash provided by (used in) operating activities	$140,992	$131,480	$9,512
Net cash provided by (used in) investing activities	39,344	(26,967)	66,311
Net cash provided by (used in) financing activities	(207,377)	(88,115)	(119,262)
Effect of foreign exchange rate changes on cash	(4,395)	(1,904)	(2,491)
Change in cash and cash equivalents	$(31,436)	$14,494	$(45,930)

Operating Activities. The increase in operating cash flows during the nine months ended September 30, 2015 was partially driven by the timing impact of when cash payments were received from reinsurers for ceded claims. Operating cash flows also increased in 2015 compared to 2014 due to lower tax payments relative to income tax expense recorded in net income as a result of temporary tax basis differences in our term life insurance operations as well as prepayments for Canadian tax remittance in prior years. Partially offsetting the increase in operating cash flows was the effect of higher cash payments for the deferred acquisition costs in 2015 driven by the increase in new life insurance policies issued.

Investing Activities. Investing activities was a source of cash during the nine months ended September 30, 2015 as compared to a use of cash in the same period in 2014. Share repurchase activity as discussed in the “Financing Activities” section below was the primary contributor to the difference in cash provided by (used in) investing activities in 2015 versus 2014 as the Company accumulated cash proceeds derived from invested assets to fund a higher amount of share repurchase of our common stock.

Financing Activities. Cash used in financing activities increased primarily due to a higher amount of repurchases of our common stock during the nine months ended September 30, 2015 compared to 2014. Beginning in the second quarter of 2015, the Company accelerated the timing of repurchases under the $150 million share repurchase program approved by the Board in November 2014, which had previously been expected to take place evenly throughout 2015, given our assessment of the market prices for which we have been able to execute our share repurchases. The $150 million share repurchase program was completed in August 2015, at which time the Board authorized a new $200 million share repurchase program through December 31, 2016. Under the new program an additional $31.1 million of shares were repurchased, resulting in total repurchases of approximately $181.1 million during the nine months ending September 30, 2015. By way of comparison, approximately $65.5 million of shares were repurchased during the nine months ended September 30, 2014. The majority of share repurchases in 2014 occurred during the fourth quarter due to the availability of capital provided by our redundant reserve financing transaction with Vidalia Re executed on July 31, 2014.  See “Redundant Reserve Financings” in this section for more information on this redundant reserve financing transaction.

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

As of September 30, 2015, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of September 30, 2015, Primerica Life Canada is in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

We were in compliance with the covenants of the Senior Notes at September 30, 2015. No events of default(s) occurred during the three months ended September 30, 2015.

Rating Agencies. There have been no changes to Primerica, Inc.'s senior debt ratings or Primerica Life's financial strength ratings since December 31, 2014.

Short-term Borrowings. We had no short-term borrowings as of or during the three months ended September 30, 2015.

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

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of September 30, 2015 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) and associated with the Peach Re Redundant Reserve Financing Transaction as described in Note 10 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Contractual Obligations Update. The material change in contractual obligations from those disclosed in the 2014 Annual Report as of September 30, 2015 includes the renewal of a software maintenance and licensing agreement with total payments of $27.2 million, of which approximately $11.9 million are due in less than one year and $15.3 million are due in one year through three years.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In the third quarter of 2014, we issued Applications in the Ontario Superior Court of Justice naming as the Respondents the Financial Services Commission of Ontario and the government of Ontario. We also issued an Application in the Court of Queen's Bench for Saskatchewan naming as Respondents the Insurance Councils of Saskatchewan and Life Insurance Council of Saskatchewan. The Applications sought a declaration that agreements entered into by the insurance regulators of the Canadian provinces and territories to implement a new life insurance licensing examination program across Canada are null and void and of no force and effect. See “Item 1A. Risk Factors.” contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as modified by this Quarterly Report on Form 10-Q, for more information.  On October 19, 2015, we dismissed these applications in connection with an agreed undertaking by the regulators to make certain changes to the new life insurance licensing exam program that we expect will help mitigate the negative impact of the revised exam.

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

From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for our sales representatives to obtain their life insurance licenses. The insurance regulators in the Canadian provinces and territories entered into a Memorandum of Understanding and related agreements to implement a new life insurance licensing examination program across Canada in early 2016. While we cannot quantify the impact of the new licensing program on us,  the program could decrease the ability of applicants to obtain their life insurance licenses in Canada. New life-licensed representatives in our Canadian business were approximately 7% of our Company’s total new life-licensed representatives in 2014. The new licensing program in Canada could lower new life insurance sales and over time lower the size of our life insurance in-force and materially adversely affect our Canadian Term Life insurance business. In the third quarter of 2014, we issued Applications in the Ontario Superior Court of Justice naming as the Respondents the Financial Services Commission of Ontario and the government of Ontario. We also issued an Application in the Court of Queen's Bench for Saskatchewan naming as Respondents the Insurance Councils of Saskatchewan and Life Insurance Council of Saskatchewan. The Applications sought a declaration that the Memorandum of

Understanding and related agreements are null and void and of no force and effect.  On October 19, 2015, we dismissed these applications in connection with an agreed undertaking by the regulators to make certain changes to the new life insurance licensing exam program that we expect will help mitigate the negative impact of the revised exam.

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

On April 14, 2015, the DOL published a proposed regulation (the “DOL Proposed Rule”), which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and IRC Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). The DOL Proposed Rule fulfills the announcement of the DOL in September 2011 that it would withdraw a proposed rule published in October 2010 and propose a new rule defining the term “fiduciary”. Simultaneously with publication of the DOL Proposed Rule, the DOL proposed new, and amended existing, exemptions (the “Prohibited Transaction Exemptions”) intended, among other things, to allow advisers and their firms to continue to receive common forms of compensation that would otherwise be prohibited due to the DOL Proposed Rule, provided the conditions of the exemptions are met. The DOL has received comments on the DOL Proposed Rule, held public hearings, and received supplemental comments. The DOL is in the process of reviewing the extensive comments from stakeholders and has indicated its commitment to evaluate and consider all feedback and to simplify and streamline its proposal.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2015, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 - 31, 2015	606,098	$44.34	606,098	$13,465,623
August 1 - 31, 2015	664,350	43.11	664,350	184,824,195
September 1 - 30, 2015	364,140	43.58	364,008	168,960,855
Total	1,634,588	$43.67	1,634,456	$168,960,855

(1)

Consists of (a) repurchases of 132 shares at an average price of $42.80 arising from share-based compensation tax withholdings and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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
10.29

Amendment No. 1, dated as of October 5, 2015, amending the

   10% Coinsurance Agreement, dated as of March 31, 2010

   between Prime Reinsurance Company, Inc., a special

   purpose financial insurance company organized under

   Section 6048f of Title 8 of the Vermont Statutes

   Annotated, and  Primerica Life Insurance Company,

   a stock life insurance company domiciled in the

   Commonwealth of Massachusetts.

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

(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

November 5, 2015	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)