Form 10-K
period 2015-12-31
Primerica, Inc.
filed 2016-02-25
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2015, was $2,250,876,121. The number of shares of the registrant’s Common Stock outstanding at January 31, 2016, with $0.01 par value, was 48,067,109.

Documents Incorporated By Reference

Certain information contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 20, 2016 is incorporated by reference into Part III hereof.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•

our failure to continue to attract new recruits, retain sales representatives or license or maintain the licensing of our sales representatives would materially adversely affect our business, financial condition and results of operations;

•	there are a number of laws and regulations that could apply to our distribution model, which subject us to the risk that we may have to modify our distribution structure;
•	there may be adverse tax, legal or financial consequences if the independent contractor status of our sales representatives is overturned;
•	the Company or its independent sales representatives' violation of, or non-compliance with, laws and regulations and the related claims and proceedings could expose us to material liabilities;
•

any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations;

•	we may face significant losses if our actual experience differs from our expectations regarding mortality or persistency;
•	the occurrence of a catastrophic event could materially adversely affect our business, financial condition and results of operations;
•	our insurance business is highly regulated, and statutory and regulatory changes may materially adversely affect our business, financial condition and results of operations;
•

a decline in the regulatory capital ratios of our insurance subsidiaries could result in increased scrutiny by insurance regulators and ratings agencies and have a material adverse effect on our business, financial condition and results of operations;

•	a significant ratings downgrade by a ratings organization could materially adversely affect our business, financial condition and results of operations;
•	the failure by any of our reinsurers to perform its obligations to us could have a material adverse effect on our business, financial condition and results of operations;
•

our investment and savings products segment is heavily dependent on mutual fund and annuity products offered by a relatively small number of companies, and, if these products fail to remain competitive with other investment options or we lose our relationship with one or more of these fund companies or with the source of our annuity products, our business, financial condition and results of operations may be materially adversely affected;

•	the Company or its securities-licensed sales representatives' violations of, or non-compliance with, laws and regulations could expose us to material liabilities;
•

if heightened standards of conduct or more stringent licensing requirements, such as those proposed by the SEC and the DOL, are imposed on us or our sales representatives or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations;

•	if our suitability policies and procedures were deemed inadequate, it could have a material adverse effect on our business, financial condition and results of operations;
•	our sales force support tools may fail to appropriately identify financial needs or suitable investment products;
•	non-compliance with applicable regulations could lead to revocation of our subsidiary's status as a non-bank custodian;
•	as our securities sales increase, we become more sensitive to performance of the equity markets;
•	credit deterioration in, and the effects of interest rate fluctuations on, our invested asset portfolio could materially adversely affect our business, financial condition and results of operations;
•	valuation of our investments and the determination of whether a decline in the fair value of our invested assets is other-than-temporary are based on estimates that may prove to be incorrect;
•	changes in accounting standards can be difficult to predict and could adversely impact how we record and report our financial condition and results of operations;
•	the effects of economic down cycles in the United States and Canada could materially adversely affect our business, financial condition and results of operations;
•

we are subject to various federal, state and provincial laws and regulations in the United States and Canada, changes in which or violations of which may require us to alter our business practices and could materially adversely affect our business, financial condition and results of operations;

•	litigation and regulatory investigations and actions may result in financial losses and harm our reputation;

ii

•	the current legislative and regulatory climate with regard to financial services may adversely affect our business, financial condition, and results of operations;
•

the inability of our subsidiaries to pay dividends or make distributions or other payments to us in sufficient amounts would impede our ability to meet our obligations and return capital to our stockholders;

•	a significant change in the competitive environment in which we operate could negatively affect our ability to maintain or increase our market share and profitability;
•	the loss of key employees and sales force leaders could negatively affect our financial results and impair our ability to implement our business strategy;
•

if one of our significant information technology systems fails, if its security is compromised or if the Internet becomes disabled or unavailable, our business, financial condition and results of operations may be materially adversely affected;

•	in the event of a disaster, our business continuity plan may not be sufficient, which could have a material adverse effect on our business, financial condition and results of operations;
•	we may be materially adversely affected by currency fluctuations in the United States dollar versus the Canadian dollar.

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

Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is a leading distributor of financial products to middle income households in the United States and Canada with 106,710 licensed sales representatives at December 31, 2015. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. We insured approximately five million lives and have over two million client investment accounts at December 31, 2015. Our distribution model uniquely positions us to reach underserved middle income consumers in a cost effective manner and has proven itself in both favorable and challenging economic environments.

Our mission is to serve middle income families by helping them make informed financial decisions and providing them with a strategy and means to gain financial independence. Our distribution model is designed to:

•

Address our clients’ financial needs. Our licensed sales representatives primarily use our proprietary financial needs analysis tool (“FNA”) and an educational approach to demonstrate how our products can assist clients to provide financial protection for their families, save for their retirement and other needs, and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of our sales representatives. Meetings are generally held in informal, face-to-face settings, usually in the clients’ homes.

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

Primerica Life is domiciled in Massachusetts, and its wholly owned subsidiary, National Benefit Life Insurance Company (“NBLIC”), is a New York-domiciled life insurance underwriting company.

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

Primerica was incorporated in the United States as a Delaware corporation in October 2009 to serve as a holding company for the Primerica businesses (collectively, the “Company”). Our businesses, which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citigroup Inc. (“Citigroup”), were transferred to us by Citigroup on April 1, 2010 in a reorganization pursuant to which we completed an initial public offering in April 2010 (the “IPO”). On March 31, 2010, we entered into certain coinsurance transactions with entities then affiliated with Citigroup (the “IPO coinsurers”) and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009.

Our Clients

Our clients are generally middle income consumers, which we define as households with $30,000 to $100,000 of annual income. According to the 2014 U.S. Census Bureau Current Population Survey, the latest period for which data is available, approximately 50% of U.S. households fall in this range. We believe that we understand the financial needs of the middle income segment which include:

•

Many have inadequate or no life insurance coverage. Individual life insurance sales in the United States declined from 12.5 million policy sales in 1975 to 9.0 million policy sales in 2014, the latest period for which data is available, according to the Life Insurance Marketing and Research Association International, Inc. (“LIMRA”), a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle income clients for many years, is generally the best option for them to meet their life insurance needs.

•

Many need help saving for retirement and other personal goals. Middle income families continually find it challenging to save for retirement and other goals. By developing personalized savings programs for our clients using our proprietary FNA and offering a wide range of mutual funds, annuities, managed investments and segregated fund products sponsored and managed by reputable firms, our sales representatives are well equipped to help clients develop long-term savings plans to address their financial needs.

•

Many need to reduce their consumer debt. Many middle income families have numerous debt obligations from credit cards, auto loans, and home mortgages. We help our clients address these financial burdens by providing personalized, client-driven debt resolution techniques and third-party referrals that can help them reduce and ultimately pay off their debts.

•

Many prefer to meet face-to-face when considering financial products. Historically, middle income consumers have indicated a preference to meet face-to-face when considering financial products or services. As such, we have designed our business model to address this preference in a cost-effective manner.

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

•

Part-time opportunity: By offering a flexible part-time opportunity, we are able to attract a significant number of recruits who desire to earn supplemental income and generally concentrate on smaller-sized transactions typical of middle income consumers. Our sales representatives are able to join our sales force at minimal expense, and they receive technological support, pre-licensing training and licensing examination preparation programs. Our sales representatives sell or refer our products directly to consumers, and therefore our business opportunity does not require recruits to purchase and resell our products. Virtually all of our sales representatives begin selling our products on a part-time basis, which enables them to hold jobs while exploring an entrepreneurial business opportunity with us.

•

Incentive to build distribution: When a sale is made, the selling representative receives a commission, as does the licensed representative who recruited and supervises him or her in most cases, which we refer to as override compensation. Override compensation is paid through several levels of the selling representative’s recruitment and supervisory organization. This structure motivates existing sales representatives to grow our sales force and provides them with commission income from the sales completed by representatives in their downline sales organization.

•

Sales force leadership: A sales representative who has built a successful organization and has obtained his or her life insurance and securities licenses can achieve the sales designation of Regional Vice President (“RVP”), which entitles him or her to earn higher compensation and bonuses. RVPs are independent contractors who open and operate offices for their sales organizations and devote their full-time attention to their Primerica businesses. RVPs also support and monitor the sales representatives, on whose sales they earn override commissions, in achieving compliance with applicable regulatory requirements. RVPs’ efforts to expand their businesses are a primary driver of our success.

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

•

Inclusive culture: Building and maintaining an ethnically and demographically diverse sales force is important to us, as we believe our sales force does reflect the middle market communities we serve.  As the communities we serve become more diverse, our salesforce does as well.

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

RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, they are responsible for funding the costs of their administrative staff, marketing materials, travel and training and certain recognition events for the sales representatives in their respective downline organizations. Field offices provide a location for conducting recruiting meetings, training events and sales-related meetings, disseminating our Internet-streamed broadcasts, conducting compliance functions, and housing field office business records. Some business locations contain more than one onsite field office. At December 31, 2015, approximately 4,739 field offices in approximately 2,700 locations were managed by sales representatives that served as full-time RVPs.

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

Similar to other distribution systems that rely upon part-time sales representatives and typical of the life insurance industry in general, we experience wide disparities in the productivity of individual sales representatives. Many new recruits do not get licensed, mainly due to the time commitment required to obtain licenses and various regulatory and licensing hurdles. Many of our licensed sales representatives are only marginally active in our business. As a result, we plan for this disparate level of productivity and view a continuous recruiting cycle as a key component of our distribution model. Our distribution model is designed to address the varying productivity associated with part-time sales representatives by paying production-based compensation, emphasizing recruiting, and developing initiatives to address barriers to licensing new recruits. By providing override commissions to sales representatives on the sales generated by their downline sales organization, our compensation structure aligns the interests of our sales representatives with our interests in recruiting new representatives and creating sustainable sales production.

The following table provides information on new recruits and life insurance-licensed sales representatives:

	Year ended December 31,
	2015	2014	2013
Number of new recruits	228,115	190,439	186,251
Number of newly life insurance-licensed sales representatives	39,632	33,832	34,155
Number of life insurance-licensed sales representatives, at period end	106,710	98,358	95,566
Average number of life insurance-licensed sales representatives during period	101,660	96,780	93,086

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

To help our sales representatives understand that they are part of a larger enterprise than their field office, we conduct numerous local, regional and national meetings. These meetings inform and motivate our sales force. In July 2015, we hosted our biennial international convention at the Georgia Dome in Atlanta, Georgia, which was attended by approximately 40,000 people from the United States, Canada and Puerto Rico. Many of our new recruits and sales representatives attended our biennial international convention and other meetings at their own expense, which we believe further demonstrates their commitment to our organization and mission.

Training.  Our sales representatives must hold licenses to sell most of our products. Our in-house life insurance licensing program offers a significant number of classroom, online and self-study life insurance pre-licensing courses to meet applicable state and provincial licensing requirements and prepare recruits to pass applicable licensing exams. For those representatives who wish to sell our investment and savings products, we contract with third-party training firms to conduct exam preparation and also offer supplemental training tools.

We provide courses, tools and incentives to help new recruits become licensed sales representatives. For example, we offer, generally at no cost to our sales force, a personalized study plan, a variety of review classes, and life insurance study and exam review videos and audios. With a subscription to our secure Internet website, new recruits in the U.S. gain access to an online exam simulator, a tool that uses a student’s prior performance to provide simulated exams that focus on individual study needs. In Canada, new recruits procure and utilize exam simulators that are provided by outside third parties. We also provide an online interactive tool that provides new recruits with a step-by-step guide to building their Primerica sales businesses.

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

•

our in-house broadcasts, which are delivered by Internet-streaming video. We create original broadcasts and videos that enable senior management to update our sales force and provide training and motivational presentations. We broadcast a live weekly program hosted by home office management and selected RVPs that focuses on new developments and provides motivational messages to our sales force. We also broadcast a training-oriented program to our sales force on a weekly basis and profile successful sales representatives, allowing these individuals to educate and train our other sales representatives by sharing their methods for success.

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

Sales Force Support and Tools

Our information systems and technology are designed to support a sales and distribution model that relies on a large group of predominantly part-time sales representatives and assist them in building their own businesses. We provide our sales representatives with sales tools that allow both new and experienced sales representatives to offer financial information and products to their clients. The most significant of these tools are:

•

Our Financial Needs Analysis (FNA): Our FNA is a proprietary, needs-based analysis tool. The FNA gives our sales representatives the ability to collect and synthesize client financial data and develop a financial analysis for the client that is easily understood. The FNA, while not a financial plan, provides our clients with a personalized explanation of how our products work and introduces prudent financial concepts, such as regular saving and accelerating the repayment of high cost credit card debt to help them reach their financial goals. The FNA provides clients with a snapshot of their current financial position and identifies their life insurance, savings and debt resolution needs.

•

Our Point-of-Sale Application Tool: Our point-of-sale software, TurboApps, is an internally developed system that streamlines the application process for our insurance products. This application populates client information from the FNA to eliminate redundant data collection and provides real-time feedback to eliminate incomplete and illegible applications. Integrated with our paperless field office management system described below, and with our home office systems, TurboApps allows our RVPs and us to realize the efficiencies of straight-through-processing of application data and other information collected on our sales representatives’ mobile devices, which results in expedited processing of our life insurance product sales. We also leverage the TurboApps concept with our investment partners to process mutual fund and annuity product sales.

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

•

Other Tools: We utilize proprietary and third-party products for more efficient application processing, client support, and sales force administration, among other uses. For example, our Primerica App for Android and iOS is broadly used by our sales force for managing contacts, generating client proposals, and receiving and sending communications. In addition to our Primerica App, we continue to develop mobile applications as the use of mobile devices by our sales representatives increases.

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

Our compensation system pays a commission to the sales representative who sells the product and override commissions to several levels of the selling representative’s upline organization. With respect to term life insurance sales, commissions are calculated based on the total first-year premium (excluding policy fee) for all policies and riders up to a maximum premium. To motivate our sales force, we compensate sales representatives for term life insurance product sales as quickly as possible. We advance a majority of the insurance commission upon the submission of a completed application and the first month’s premium payment. As the client makes his or her premium payments, the commission is earned by the sales representative and the commission advance is recovered by the Company. If premium payments are not made by the client and the policy terminates, any outstanding advance commission is charged back to the sales representative. The chargeback, which only occurs in the first year of a policy, would equal that portion of the advance that was made, but not earned, by the sales representative because the client did not pay the full premium for the period of time for which the advance was made to the sales representative. Chargebacks, which occur in the normal course of business, may be recovered by reducing any cash amounts otherwise payable to the sales representative.

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

We pay bonuses and other incentive compensation for the sale of certain products. Bonuses are paid to the representatives and RVPs or to selected override levels, or both, for achieving specified supervising production levels for the sale of term life insurance, investment and savings products and other distributed products.

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

For sales of our supplemental products, appropriate state, provincial and territorial licensing may be required.

Supervision and Compliance

To ensure compliance with various federal, state, provincial and territorial legal requirements, we and our RVPs share responsibility for maintaining an overall compliance program that involves compliance training and supporting and monitoring the activities of our sales representatives. We work with our RVPs to develop appropriate compliance procedures and systems.

Generally, all RVPs must obtain a principal license (FINRA Series 26 in the United States and Branch Manager license in Canada), and, as a result, they assume supervisory responsibility over the activities of their downline sales organizations. Additional supervision is provided by approximately 503 Offices of Supervisory Jurisdiction (“OSJs”), which are run by select RVPs who receive additional compensation for assuming additional responsibility for supervision and compliance monitoring across all product lines. OSJs are required to periodically inspect our field offices and report to us any compliance issues they observe. Our Field Supervision Department regularly assists the OSJs and communicates compliance requirements to them to ensure they properly discharge their supervisory responsibilities. In addition, our Compliance Department regularly runs surveillance reports designed to monitor the activity of our sales force and investigates any unusual or suspicious activity identified during these reviews or during periodic inspections of our RVP offices.

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

The following table provides information on our principal products and the principal sources thereof by operating segment as of December 31, 2015.

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
Franklin Templeton (U.S.)
VOYA Financial, Inc. (U.S.)
Invesco (U.S.)
Legg Mason Global Asset Management (U.S.)
Pioneer Investments (U.S.)
AGF Funds (Canada)
Primerica Concert™ Funds (Canada)
Mackenzie Investments (Canada)
	Managed Investments	Lockwood Advisors and PFS Investments (U.S.)
	Variable Annuities	American General Life Insurance Company and its affiliates (U.S.)
AXA Distributors, LLC (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
MetLife Investors and its affiliates (U.S.)
	Fixed Indexed Annuities	American General Life Insurance Company and its affiliates (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Fixed Annuities	MetLife Investors USA Life Insurance Company and its affiliates (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Segregated Funds	Primerica Life Canada (Canada)
Corporate and Other Distributed Products	Credit Information Services	Equifax Consumer Services LLC (U.S. and Canada)
	Long-Term Care Insurance	Genworth Life Insurance Company and its affiliates (U.S.)
John Hancock Life Insurance Company and its affiliates (U.S.)
Various insurance companies, as offered through LTCI Partners, LLC (U.S.)
	Prepaid Legal Services	Pre-paid Legal Services, Inc. (U.S. and Canada)
	Supplemental Health and Accidental Death & Disability Insurance	The Edge Benefits Inc. and its affiliates (Canada)
	Health Insurance	GoHealth, LLC (U.S.)
	Auto and Homeowners' Insurance(1)	Various insurance companies, as offered through Answer Financial, Inc. (U.S.)
	Debt Resolution Products(1)	Freedom Financial Network, LLC (U.S.)
	Mortgage Loan Referrals(1)	B2B Bank (Canada)

(1)	Referrals only.

Term Life Insurance

Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. In 2014, the latest period for which data is available, we ranked as a leading provider of individual term life insurance in the United States in an annual study published by LIMRA.

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

One of the innovative term life insurance products that we offer is TermNow, which is our rapid issue term life product that provides for face amounts of $300,000 (local currency) and below. TermNow allows a sales representative to take an online application and, with the client’s permission, allows the Company to access databases, including Medical Information Bureau (“MIB”) data in the United States and Canada and prescription drug and motor vehicle records in the United States, as part of the underwriting process. The Company uses this data and the client’s responses to application questions to determine any additional underwriting requirements. Results of these processes are reported in real time to our underwriting system, which then decides whether or not to rapidly issue a policy.

The average face amount of our in-force policies issued in 2015 was approximately $241,700. The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2015	2014	2013
Life insurance issued:
Number of policies issued	260,059	220,984	214,617
Face amount issued (in millions)	$79,111	$69,574	$67,783

	December 31,
	2015	2014	2013
Life insurance in force:
Number of policies in force	2,403,713	2,341,670	2,320,824
Face amount in force (in millions)	$693,194	$681,927	$674,868

Pricing and Underwriting. We believe that effective pricing and underwriting are significant drivers of the profitability of our life insurance business and we have established our pricing assumptions to be consistent with our underwriting practices. We set pricing assumptions for expected claims, lapses and expenses based on our experience and other factors while also considering the competitive environment. These other factors include:

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

Our sales representatives ask applicants a series of yes or no questions regarding the applicant’s medical history. We may also consider information about the applicant from third-party sources, such as MIB, prescription drug databases, motor vehicle bureaus and physician statements. If we believe that follow up regarding an applicant’s medical history is warranted, we use a third-party provider and its trained personnel to contact the applicant by telephone to obtain a more detailed medical history. The report resulting from this tele-underwriting process is electronically transmitted to us and is evaluated in our underwriting process. For higher face amount, paramedical requirements are also needed.

To accommodate the significant volume of insurance business that we process, we and our sales force use technology to make our operations more efficient. We provide an electronic life insurance application that supports TermNow and other term life insurance products. Approximately 91% of the life insurance applications we received in 2015 were submitted electronically. Our electronic life insurance application ensures that the application is submitted error-free, collects the applicant’s electronic signatures and populates the RVP’s sales log. For paper applications, we use our proprietary review and screening system to automatically screen that an application meets regulatory and other requirements, as well as alert our application processing staff to any deficiencies with the application. If any deficiencies are noted, our application processing staff contacts the sales representative to obtain the necessary information. Once an application is complete, the pertinent application data is uploaded to our life insurance administrative systems, which manage the underwriting process by electronically analyzing data, recommending underwriting decisions, requirements for higher face amounts or older ages and communicating with the sales representative and third-party service providers.

Claims Management. Our insurance subsidiaries processed over 14,000 life insurance benefit claims in 2015 on policies underwritten by us and sold by our sales representatives. These claims fall into three categories: death, waiver of premium (applicable to disabled policyholders who purchased a rider pursuant to which Primerica agrees to waive remaining life insurance premiums during a qualifying disability), or terminal illness. The claim may be reported by our sales representative, a beneficiary or, in the case of qualifying disability or terminal illness, the policyholder. Following are the benefits paid by us for each category of claim:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Death	$1,227,000	$1,186,523	$1,104,123
Waiver of premium	40,784	36,346	31,786
Terminal illness(1)	14,786	14,297	11,765

(1)	We consider claims paid for terminal illness to be loans made to the beneficiary that are repaid to us upon death of the beneficiary from the death benefit.

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

Primerica Life, a Massachusetts domestic insurer, regularly consults the Social Security Administration’s Death Master File (“Death Master File”) in accordance with applicable state requirements. NBLIC, a New York domestic insurer, regularly consults the Death Master File in accordance with New York State insurance requirements. These processes help identify potential deceased policyholders for whom claims have not been presented in the normal course of business. If unreported deaths are identified, Primerica Life and NBLIC attempt to determine if a valid claim exists, to locate beneficiaries, and to pay benefits accordingly. Prior to 2011, the Company did not use the Death Master File in any aspect of its business.

Reinsurance. We use reinsurance primarily to reduce the volatility risk with respect to mortality. Since 1994, we have reinsured death benefits in the United States on a first dollar quota share yearly renewable term (“YRT”) basis. We pay premiums to each reinsurer based on rates in the applicable agreement.

We generally reinsure 90% of all term life insurance policies sold in the United States, excluding coverage under certain riders. For policies sold in Canada, we now utilize a YRT reinsurance arrangement similar to our U.S. program. Prior to 2012, we reinsured a smaller proportion of the face amount for policies sold in Canada. We also reinsure substandard cases on a facultative basis to capitalize on the extensive experience some of our reinsurers have with substandard cases. A substandard case has a level of risk that is acceptable to us, but at higher premium rates than a standard case because of the health, habits or occupation of the applicant.

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

Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and our licensed sales representatives, we distribute and sell to our clients mutual funds, managed investments, variable and fixed annuities, fixed indexed annuities and segregated funds. As of December 31, 2015, approximately 23,660 of our sales representatives were licensed to distribute mutual funds in the United States (including Puerto Rico) and Canada. As of December 31, 2015, approximately 13,300 of our sales representatives were licensed and appointed to distribute annuities in the United States and approximately 9,900 of our sales representatives were licensed to sell segregated funds in Canada.

Mutual Funds. In the United States, our licensed sales representatives primarily distribute mutual funds from the following select asset management firms: American Century Investments, American Funds, Franklin Templeton, Invesco, Legg Mason and Pioneer. We have selling agreements with each of these fund companies and a number of other fund companies as previously noted. These firms have diversified product offerings, including domestic and international equity, fixed income and money market funds. Each firm has individual funds with long track records and each continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We believe these asset management firms provide funds that meet the investment needs of our clients.

During 2015, four of these fund families (Legg Mason, Invesco, American Funds and Franklin Templeton) accounted for approximately 95% of our mutual fund sales in the United States. Legg Mason and Invesco each have large wholesaling teams that support our sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will. Each of these agreements authorizes us to receive purchase orders for shares of mutual funds or similar investments underwritten by the fund company and to sell and distribute the shares on behalf of the fund company. All purchase orders are subject to acceptance or rejection by the relevant fund company in its sole discretion. Purchase orders received by the fund company from us are accepted only at the then-applicable public offering price for the shares ordered (the net asset value of the shares plus any applicable sales charge).

In Canada, our sales representatives offer Primerica-branded Concert™ Series funds, which accounted for approximately 35% of our Canadian mutual fund product sales in 2015. Our Concert™ Series of funds consist of six different asset allocation funds with varying investment objectives ranging from fixed income to aggressive growth. Each Concert™ Series fund is a fund of funds that allocates fund assets among equity and income mutual funds of AGF Funds, a major asset management firm in Canada. The asset allocation within each Concert™ Series fund is determined on a contract basis by Morneau Shepell Asset and Risk Management Ltd. The principal non-proprietary funds that we offer our clients in Canada are funds of AGF Funds and Mackenzie Investments. Sales of these non-proprietary funds accounted for approximately 38% of mutual fund product sales in Canada in 2015. Like our U.S. fund family list, the asset management partners we have chosen in Canada have a diversified offering of equity, fixed income and money market funds, including domestic and international funds with a variety of investment styles.

A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment account by bank draft against their checking accounts. During the year ended December 31, 2015, average client assets held in qualified retirement plans in the United States and Canada accounted for an estimated 74% and 75% of total average client account assets, respectively. Our qualified retirement plans in Canada are considered registered retirement savings plans (“RRSP”). An RRSP is similar to an individual retirement account (“IRA”), in the United States in that, contributions are made to the RRSP on a pre-tax basis and income is earned on a tax-deferred basis. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.

Managed Investments. PFS Investments is a registered investment advisor in the United States, and it offers a managed investments program under a contract with Lockwood Advisors, a registered investment advisor and unit of Bank of New York Mellon. The offering consists of a mutual fund advisory program with a $25,000 minimum initial investment. As part of our contract, Lockwood Advisors participates in the design and assists in the ongoing administration of the program, including the investment of client assets on a discretionary basis into one or more asset allocation portfolios. In contrast to our existing mutual fund and annuity business, clients do not pay an upfront commission in an advisory fee program; rather, they pay an annual fee based on the value of the assets in their account.

Variable Annuities. Our U.S. licensed sales representatives also distribute variable annuities underwritten and provided by Lincoln National Life Insurance Company and its affiliates (“Lincoln National”), AXA Distributors, LLC, American General Life Insurance Company and its affiliates (“AIG”) and MetLife Investors and its affiliates. Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). These companies bear the insurance risk on the variable annuities that we distribute.

In 2015, we added an additional variable annuity product issued by AIG. This product has unique features that complement our existing offerings and give our clients and representatives additional opportunities for tax deferred growth and guaranteed retirement income.

Segregated Funds. In Canada, we offer segregated fund products, which are branded as our Common Sense FundsTM, that have some of the characteristics of our variable annuity products distributed in the United States. Our Common Sense FundsTM are underwritten by Primerica Life Canada and offer our clients the ability to participate in a diversified managed investments program that can be opened for as little as $25. While the assets and corresponding liability (reserves) are recognized on our consolidated balance sheets, the assets are held in trust for the benefit of the segregated fund contract owners and are not commingled with the general assets of the Company.

There are two fund products within our segregated funds offerings: the Asset Builder Funds and the Strategic Retirement Income Funds (“SRIF”). The investment objective of Asset Builder Funds is long-term capital appreciation combined with some guarantee of principal. Unlike mutual funds, our Asset Builder Funds product guarantees clients at least 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or at the Asset Builder Funds’ maturity dates, which is selected by the client. The portfolio consists of both equities and bonds with the equity component consisting of a pool of large cap Canadian equities and the bond component consisting of Canadian federal government zero coupon treasuries and government-backed floating rate notes. The portion of the Asset Builder Funds’ portfolio allocated to zero coupon treasuries are held in sufficient quantity to satisfy the guarantees payable at the maturity date of each Asset Builder Fund. As a result, our potential loss exposure is very low as it comes from the guarantees payable upon the death of the client prior to the maturity date.

The investment objective of the SRIF is to provide income during retirement plus the opportunity for modest capital appreciation.  The SRIF invests in a maximum of 25% equities with the balance in fixed income securities.  The product guarantees at least 75% of the clients net contributions (net of withdrawals) at the earlier of the date of their death or when the client attains age 100.  All accounts in this Fund are held as Registered Retirement Income Funds which carry government mandated minimum annual withdrawals. Similar to the Asset Builder Funds, our potential exposure for loss associated with the SRIF is very low as its investment allocations are conservatively aligned with the risks of the client contracts.

With the guarantee level at 75% and in light of the time until the scheduled maturity of our segregated funds contracts, we currently do not believe it is necessary to allocate any corporate capital as reserves for segregated fund contract benefits.

Many of our Canadian clients invest in segregated funds through a RRSP. Our Common Sense Funds™ are managed by AGF Funds, one of Canada’s leading investment management firms and a leading provider of our mutual fund products.

Fixed Indexed Annuities. We offer fixed indexed annuity products in the U.S. through Lincoln National, AIG, and Universal Life Insurance Company (“Universal Life”) (Puerto Rico). These products combine safety of principal and guaranteed rates of return with additional investment options tied to stock market indices that allow for returns that move based on the performance of an index. We believe these and other fixed annuity products give both our life and securities representatives more ways to assist our clients with their retirement planning needs.

Fixed Annuities. We sell fixed annuities underwritten by MetLife Investors USA Insurance Company and its affiliates in the U.S. Our current offering includes a fixed premium deferred annuity and a single premium immediate annuity. The fixed premium deferred annuity allows our clients to accumulate savings on a tax deferred basis with safety of principal and a guaranteed rate of return. The single premium immediate annuity provides clients with an immediate income alternative. In Puerto Rico, we currently offer two annuity products: a fixed annuity and a fixed bonus annuity underwritten by Universal Life. These products provide guarantees against loss with several income options.

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

In Canada, we earn revenue from the sales of our investment and savings products in two ways: commissions (or dealer reallowance) on mutual fund sales and fees paid based upon clients’ asset values (mutual fund trail commissions and asset management fees from segregated funds and Concert™ Series funds). On segregated funds, we also earn deferred sales charges for early withdrawals at an annual declining rate within seven years of an investor’s original contribution.

Other Distributed Products

We offer other products, including prepaid legal services, auto and homeowners’ insurance referrals, credit information services, long-term care insurance, health insurance, and debt resolution referrals. In Canada, we also offer mortgage loan referrals and insurance offerings for small businesses. While many of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.

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

We offer credit information services in the United States and Canada. Credit information products allow clients to access their credit score and other personal credit information. Clients also have the capability of creating a simple-to-understand plan for paying off their debts with information from their credit file. Our credit information products are co-branded with and supported by a subsidiary of Equifax Inc.

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

In 2015, we entered into a distribution agreement with GoHealth, LLC (“GoHealth”), an operator of a private health insurance marketplace that allows U.S. consumers to enroll in health insurance compliant with the Affordable Care Act. Beginning with the 2016 open enrollment period, our representatives with health insurance licenses can refer clients to shop for affordable health insurance provided by a number of major carriers on GoHealth’s private exchange platform. We receive commissions from health insurance carriers for policies issued to clients we refer based on the unsubsidized policy premium.

We have an arrangement with Freedom Financial Network, LLC, an independent limited liability company and its affiliates (collectively, “FFN”), whereby our U.S. sales representatives refer clients to FFN to receive solutions for resolving unmanageable debt. FFN’s debt solutions include a debt resolution program, whereby FFN acts as the credit advocate for its clients by negotiating discounts to resolve unsecured debts, and a federal income tax debt resolution program. We receive fees from FFN based on referred clients’ enrollments in FFN’s debt and tax resolution programs, and we pay our sales representatives a scheduled fee with respect to qualified enrollments.

In Canada, we have a referral program for mortgage loan products offered by a third-party lender, B2B Bank. Due to regulatory requirements, our sales representatives in Canada only refer clients to the lender and are not involved in the loan application and closing process.

In Canada, we offer insurance products, including supplemental medical and dental, accidental death, and disability, to small businesses. These insurance products are underwritten and provided by The Edge Benefits Inc. and its affiliates. We receive a commission based on our sales of these policies and any subsequent renewals.

Prior to 2015, we offered student life and short-term disability benefit insurance, which were underwritten through NBLIC. These products were distributed solely by outside third parties. In 2014, NBLIC sold its short-term disability benefit business to AmTrust North America, Inc. and ceased the marketing and underwriting of new student life insurance policies. NBLIC will continue to administer the existing block of student life business.

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

Primerica Life Canada is required to file certain annual, quarterly and periodic reports with the supervisory agencies in the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. These examinations generally are conducted under National Association of Insurance Commissioners (“NAIC”) guidelines. Under the rules of these jurisdictions, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. The most recent periodic insurance department examinations of Primerica Life and NBLIC are currently in progress but the prior periodic examinations for these companies have not produced any significant adverse findings.

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

In addition, most U.S. states and Canadian provinces and territories, as well as the Canadian federal government, have laws and regulations governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, reinsurance and requirements of capital adequacy. As discussed previously, U.S. state insurance law and Canadian provincial insurance law also require certain licensing of insurers and their agents.

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

The states in which our U.S. insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to us. In Canada, dividends can be paid subject to the paying insurance company’s continuing compliance with regulatory requirements and upon notice to OSFI. We determine the dividend capacity of our insurance subsidiaries using statutory accounting principles (“SAP”) promulgated by the NAIC in the United States and IFRS in Canada.

The following table sets forth the statutory value of cash and securities dividends paid or payable by our insurance subsidiaries:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Primerica Life	$45,600	$235,000	$150,000
Primerica Life Canada	16,950	13,434	14,387

For additional information on dividend capacity and restrictions, see Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

Policy and Contract Reserve Sufficiency Analysis. Under the laws and regulations of their jurisdictions of domicile, our U.S. insurance subsidiaries are required to conduct annual analyses of the sufficiency of their life insurance statutory reserves. In addition, other U.S. jurisdictions in which our U.S. subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, then the affected insurer must set up additional reserves by moving funds from surplus. Our U.S. insurance subsidiaries most recently submitted these opinions without qualification as of December 31, 2015 to applicable insurance regulatory authorities.

Primerica Life Canada also is required to conduct regular analyses of the sufficiency of its life insurance statutory reserves. Life insurance reserving and reporting requirements are completed by Primerica Life Canada’s appointed actuary. Materials provided by the appointed actuary are filed with OSFI as part of our annual filing and are subject to OSFI’s review. Based upon this review, OSFI may institute remedial action against Primerica Life Canada as OSFI deems necessary. Primerica Life Canada has not been subject to any such remediation or enforcement by OSFI.

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

The NAIC has established risk-based capital (“RBC”) standards for U.S. life insurance companies, as well as a model act to be applied at the state level. The model act provides that life insurance companies must submit an annual RBC report to state regulators reporting their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. If an insurer’s RBC falls below specified levels, then the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2015, Primerica Life and its subsidiaries had statutory capital and surplus in excess of the applicable regulatory thresholds.

In Canada, OSFI has authority to request an insurer to enter into a prudential agreement implementing measures to maintain or improve the insurer’s safety and soundness. OSFI also may issue orders to an insurer directing it to refrain from unsafe or unsound practices or to take action to remedy financial concerns. OSFI has neither requested that Primerica Life Canada enter into any prudential agreement nor has OSFI issued any order against Primerica Life Canada.

In Canada, OSFI oversees an insurer’s minimum capital requirement and determines the sum of capital requirements for five categories of risk: asset default risk, mortality/morbidity/lapse risks, changes in interest rate environment risk, segregated funds risk and foreign exchange risk. As of December 31, 2015, Primerica Life Canada had statutory capital in excess of the applicable regulatory thresholds.

NAIC Pronouncements and Reviews. The NAIC promulgates model insurance laws and regulations for adoption by the states in order to standardize insurance industry accounting and reporting guidance. Although many state regulations emanate from NAIC model statutes and pronouncements, SAPs continue to be established by individual state laws, regulations and permitted practices. Certain changes to NAIC model statutes and pronouncements, particularly as they affect accounting issues, may take effect automatically without affirmative action by a given state. With respect to some financial regulations and guidelines, non-domiciliary states sometimes defer to the interpretation of the insurance department of the state of domicile. However, neither the action of the domiciliary state nor the action of the NAIC is binding on a non-domiciliary state. Accordingly, a non-domiciliary state could choose to follow a different interpretation.

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

Statutory Accounting Principles. SAP is a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with evaluating an insurer’s ability to pay all of its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations determine, among other things, the amounts our insurance subsidiaries may ultimately pay to us as dividends, and they differ in many instances from U.S generally accepted accounting principles (“U.S. GAAP”), which are designed to measure a business on a going-concern basis. Under U.S. GAAP, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under U.S. GAAP is based in part upon best estimate assumptions made by the insurer. U.S. GAAP-basis stockholders’ equity represents the ownership interest in the U.S. GAAP-measured net assets held by stockholders. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP will be different from those reflected in financial statements prepared under SAP.

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

Additional Oversight in Canada. The Minister of Finance (Canada) under the Insurance Companies Act (Canada) approved our indirect acquisition of Primerica Life Canada in April 2010. The Minister expects that a person controlling a federal insurance company will provide ongoing financial, managerial or operational support to its subsidiary should such support prove necessary. The Minister required us to sign a support principle letter, which provides, without limiting the scope of the support principle letter, that this ongoing support may take the form of additional capital, the provision of managerial expertise or the provision of support in such areas as risk management, internal control systems and training. The provision of the support principle letter is intended to ensure that the person controlling the federal insurance company is aware of the importance and relevance of the support principle in the consideration of the application. However, the letter does not create a legal obligation on our part to provide the support. Primerica Life Canada is currently in compliance with the terms of the support principle letter.

From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for our sales representatives to obtain their life insurance licenses. For example, the insurance regulators in Canada will be implementing a new life insurance licensing examination program on January 1, 2016.  We believe that the new licensing program has the potential to result in a decrease in the number of applicants who obtain their life insurance licenses in Canada.  However, we have undertaken efforts to adapt our licensing process to the new program in order to help mitigate any such decline. In addition, the Canadian regulators have committed to evaluate the new program in an effort to ensure that it will remain an entry level credentialing exam constructed in accordance with generally accepted psychometric principles. For more information, see “Risk Factors.”

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

The SEC rules and regulations that currently apply to PFS Investments and our registered representatives generally require that we make suitable investment recommendations to our customers and disclose conflicts of interest that might affect the recommendations or advice we provide. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) gave the SEC the power to impose on broker-dealers a heightened standard of conduct (fiduciary duty) that is currently applicable only to investment advisors. As required by the Dodd-Frank Act, in January 2011, the SEC staff submitted a report to Congress in which it recommended that the SEC adopt a fiduciary standard of conduct for broker-dealers that is uniform with that of investment advisors. The SEC has slated the rule on its regulatory agenda for “long-term action” without a specific timetable.

On April 14, 2015, the DOL published a proposed regulation (the “DOL Proposed Rule”), which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs. The DOL Proposed Rule fulfills the announcement of the DOL in September 2011 that it would withdraw a proposed rule published in October 2010 and propose a new rule defining the term “fiduciary”. Simultaneously with publication of the DOL Proposed Rule, the DOL proposed new, and amended existing, exemptions (the “Prohibited Transaction Exemptions”) intended, among other things, to allow advisers and their firms to continue to receive common forms of compensation that would otherwise be prohibited due to the

DOL Proposed Rule, provided the conditions of the exemptions are met. The DOL has received comments on the DOL Proposed Rule, held public hearings, and received supplemental comments. The DOL has completed the process of reviewing the extensive comments from stakeholders and making its final revisions to the DOL Proposed Rule. On January 28, 2016, the DOL sent the final version of its proposed rule to the Office of Management and Budget (the “OMB”), which is responsible for reviewing the final proposed rule. Upon completion of its review, the OMB will publicly release the final proposed rule, which will allow the Company and other stakeholders the opportunity to see the rule in its final form for the first time. For more information, see “Risk Factors.”

PFS Investments is also approved as a non-bank custodian under Internal Revenue Service (“IRS”) regulations and, in that capacity, may act as a custodian or trustee for certain retirement accounts. Our sales representatives who sell securities products through PFS Investments are required to be registered representatives of PFS Investments. All aspects of PFS Investments’ business are regulated, including sales methods and charges, trade practices, the use and safeguarding of customer securities, capital structure, recordkeeping, conduct and supervision of its employees.

PFS Investments is also an SEC-registered investment advisor and, under the name Primerica Advisors, offers a managed investments, or mutual fund advisory, program. In most states, our representatives are required to obtain an additional license to offer this program.

Primerica Shareholder Services, Inc. (“PSS”) is registered with the SEC as a transfer agent and, accordingly, is subject to SEC rules and examinations. Acting in this capacity, PSS and third-party vendors employed by PSS are responsible for certain client investment account shareholder services.

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

Segment Financial and Geographic Disclosures

We have two primary operating segments — Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes mutual funds, managed investments and annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. We also have a Corporate and Other Distributed

Products segment, which consists of the majority of net investment income earned by our invested asset portfolio, realized gains and losses on invested assets, interest expense on notes payable and reserve financing transactions, and revenues and expenses related to the distribution of non-core products.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 3 (Segment and Geographical Information) to our consolidated financial statements included elsewhere in this report for more information concerning our domestic and international operations and our operating segments.

For information on risks relating to our Canadian operations, see “Risk Factors” and “Quantitative and Qualitative Information About Market Risks – Canadian Currency Risk.”

Competition

We operate in a highly competitive environment with respect to the sale of financial products and for retaining our more productive sales representatives. Because we offer several different financial products, we compete directly with a variety of financial institutions, such as insurance companies and brokers, banks, finance companies, credit unions, broker-dealers, mutual fund companies and other financial products and services companies.

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

Employees

As of December 31, 2015, we had 1,764 full-time employees in the United States and 239 full-time employees in Canada. In addition, as of December 31, 2015, we had 544 on-call employees in the United States and 79 on-call employees in Canada who provided services on an as-needed hourly basis. None of our employees is a member of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information

We make available free of charge on our website (www.primerica.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable upon filing such information with, or furnishing it to, the SEC. Information included on our website is not incorporated by reference into this report. The Company’s reports are also available at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549, on their website at www.sec.gov, or by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS.

Risks Related to Our Distribution Structure

Our failure to continue to attract new recruits, retain sales representatives or license or maintain the licensing of our sales representatives would materially adversely affect our business, financial condition and results of operations.

New sales representatives provide us with access to new clients, enable us to increase sales and provide the next generation of successful sales representatives. As is typical with distribution businesses, we experience a high rate of turnover among our part-time sales representatives, which requires us to attract, retain and motivate a large number of sales representatives. Recruiting is performed by our current sales representatives, and the effectiveness of our recruiting is generally dependent upon our reputation as a provider of a rewarding and potentially lucrative income opportunity, as well as the general competitive and economic environment. Whether recruits are motivated to complete their training and licensing requirements and to commit to selling our products is largely dependent upon the effectiveness of our compensation and promotional programs, and the competitiveness of such programs compared with other companies, including other part-time business opportunities and our recruits’ desire to help middle income families in their communities become educated about their finances and assist them in identifying products that provide income protection and savings opportunities.

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

From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for our sales representatives to obtain their life insurance licenses. For example, the insurance regulators in the Canadian provinces and territories will be implementing a new life insurance licensing examination program across Canada in January 2016. While we cannot quantify the impact of the new licensing program on us, the program could decrease the ability of applicants to obtain their life insurance licenses in Canada. However, the regulators have made certain changes to the new life insurance licensing exam program that we expect will help mitigate the negative impact of the revised exam.  Likewise, FINRA has proposed a restructuring of its representative-level qualification examination program that marks a conceptual change from FINRA’s current securities examination program.  While the objective of the proposed program is to improve efficiencies, if the changes create barriers to entry that are not relevant to assessing an applicant’s competence, the costs significantly increase, or the program is implemented without adequate transitions, the restructured program could result in a decrease in the number of registrants obtaining their securities licenses in the United States.

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

We have not been, and are not currently, subject to business opportunity laws because the amounts paid by our new representatives to us: (i) are less than the minimum thresholds set by many state and provincial statutes and (ii) are not fees paid for the right to participate in a business, but rather are for bona fide expenses such as state and provincial-required insurance examinations and pre-licensing training. We have not been, and are not currently, subject to franchise laws for similar reasons. However, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change. In addition, although we do not believe that the Federal Trade Commission ("FTC")'s Business Opportunity Rule applies to our company, it could be interpreted in a manner inconsistent with our interpretation. Becoming subject to business opportunity or franchise laws or regulations could require us to provide certain disclosures and regulate the manner in which we recruit our sales representatives that may increase the expense of, or adversely impact our success in, recruiting new sales representatives and make it more difficult for us to successfully attract and recruit new sales representatives.

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

Our sales representatives are independent contractors who operate their own businesses. In the past, we have been successful in defending our company in various contexts before courts and governmental agencies against claims that our sales representatives should be treated like employees. Although we believe that we have properly classified our representatives as independent contractors, there is nevertheless a risk that the IRS, the Canada Revenue Agency, a court or other authority will take a different view. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent sales representatives are subject to change or interpretation.

The classification of workers as independent contractors has been the subject of federal, state and provincial legislative and regulatory interest over the last several years, with proposals being made that call for greater scrutiny of independent contractor classifications and greater penalties for companies who wrongly classify workers as independent contractors instead of employees. We cannot predict the outcome of these legislative and regulatory efforts, but we expect the topic of independent contractor classification to remain active.

If there is a change in the manner in which our independent contractors are classified or  an adverse determination with respect to some or all of our independent contractors by a court, or governmental agency, we could incur significant costs in complying with such laws and regulations, including in respect of tax withholding, social security payments, government and private pension plan contributions and recordkeeping, or we may be required to modify our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, or provincial laws.

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

Pursuant to federal, state and provincial laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states and some provinces have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of our sales representatives and employees have access to, and routinely process, personal information of clients through a variety of media, including the Internet and software applications. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company, our employees and our sales representatives. It is possible that a sales representative or employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if our sales representatives or employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

The Dodd-Frank Act created the Federal Insurance Office and authorized it to, among other things, study methods to modernize and improve insurance regulation. We cannot predict with certainty whether, or in what form, reforms will be enacted and, if so, whether the enacted reforms will materially affect our business. Changes in federal statutes, including the Gramm-Leach-Bliley Act and the McCarran-Ferguson Act, financial services regulation and federal taxation, in addition to changes to state statutes and regulations, may be more restrictive than current requirements or may result in higher costs, and could materially adversely affect our business, financial condition and results of operations.

We are currently undergoing targeted multi-state treasurer audits with respect to unclaimed property laws, and Primerica Life and NBLIC are engaged in targeted multi-state market conduct examinations with respect to their escheatment procedures. The Treasurer of the State of West Virginia brought a suit against Primerica Life and other insurance companies alleging violations of the West Virginia unclaimed property act. Other jurisdictions may pursue similar audits, examinations and litigation. The potential outcome of such actions is difficult to predict but could subject us to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. We cannot predict with certainty the effect these proceedings may have on the conduct of our business, financial condition and results of operations.

Federal and provincial insurance laws regulate all aspects of our Canadian insurance business. Changes to federal or provincial statutes and regulations may be more restrictive than current requirements or may result in higher costs, which could materially adversely affect our business, financial condition and results of operations. If OSFI determines that our corporate actions do not comply with applicable Canadian law, Primerica Life Canada could face sanctions or fines, and Primerica Life Canada could be subject to increased capital requirements or other requirements deemed appropriate by OSFI.

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

Each of our U.S. insurance subsidiaries is subject to RBC standards (imposed under the laws of its respective jurisdiction of domicile). The RBC formula for U.S. life insurance companies generally establishes capital requirements relating to asset, insurance, interest rate and business risks. Our U.S. insurance subsidiaries are required to report their results of RBC calculations annually to the applicable state department of insurance and the NAIC. Our Canadian life insurance subsidiary is subject to minimum continuing capital and surplus requirements (“MCCSR”), and Tier 1 capital ratio requirements, and is required to provide its MCCSR and Tier 1 capital ratio calculations to the Canadian regulators. The capitalization of our insurance subsidiaries is maintained at levels in excess of the effective minimum requirements of the NAIC in the United States and OSFI in Canada. In any particular year, statutory capital and surplus amounts and RBC and MCCSR ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which is sensitive to equity and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in their reserve requirements, the value of certain fixed-income and equity securities in their investment portfolios, the credit ratings of investments held in their portfolios, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the NAIC's RBC formula or the MCCSR calculation of OSFI. Many of these factors are outside of our control.

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

In addition to financial strength ratings of our insurance subsidiaries, the Parent Company currently has investment grade credit ratings from Standard & Poor's, Moody's, and A.M. Best for its Senior Notes. These ratings are indicators of a debt issuer's ability to meet the terms of debt obligations and are important factors in its ability to access liquidity in the debt markets. A rating downgrade by a rating agency can occur at any time if the rating agency perceives an adverse change in our financial condition, results of operations or ability to service debt. If such a downgrade occurs, it could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital in the unsecured debt market and potentially increasing the cost of such debt.

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

We also have in place coinsurance agreements that we entered into at the time of our IPO, pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our existing reinsurance agreements remain in place. Each coinsurer entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the coinsurer placed assets (primarily treasury and fixed-income securities) in trust for such subsidiary's benefit to secure the coinsurer's obligations to such subsidiary. Each such coinsurance agreement requires each coinsurer to maintain assets in trust sufficient to give our subsidiary full credit for regulatory purposes for the insurance, which amount will not be less than the amount of the reserves for the coinsured liabilities. Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement subject to any applicable cure periods. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.

There can be no assurance that the relevant coinsurer will pay the coinsurance obligations owed to us now or in the future or that it will pay these obligations on a timely basis. If any of the coinsurers becomes insolvent, the trust account to support the obligations of such coinsurer is insufficient to pay such coinsurer's obligations to us and we fail to enforce our right to recapture the business, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our subsidiary broker-dealer and registered investment advisor, PFS Investments, is subject to federal and state regulation of its securities business. These regulations cover sales practices, trade suitability, supervision of registered representatives, recordkeeping, the conduct and qualification of officers and employees, the rules and regulations of the MSRB and state blue sky regulation. Investment advisory representatives are generally held to a higher standard of conduct than registered representatives. Our subsidiary, PSS, is a registered transfer agent engaged in the recordkeeping business and is subject to SEC regulation. Violations of laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts which improperly performs its task, could subject us to disciplinary actions and litigation and could result in the imposition of cease and desist orders, fines or censures, restitution to clients, suspension or revocation of SEC registration, suspension or expulsion from FINRA, reputational damage and legal fees expense, any of which could materially adversely affect our business, financial condition and results of operations.

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

If heightened standards of conduct or more stringent licensing requirements, such as those proposed by the SEC and the DOL, are imposed on us or our sales representatives or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

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

On April 14, 2015, the DOL published a proposed regulation (the “DOL Proposed Rule”), which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and IRC Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs. The DOL Proposed Rule fulfills the announcement of the DOL in September 2011 that it would withdraw a proposed rule published in October 2010 and propose a new rule defining the term “fiduciary”. Simultaneously with publication of the DOL Proposed Rule, the DOL proposed new, and amended existing, exemptions (the “Prohibited Transaction Exemptions”) intended, among other things, to allow advisers and their firms to continue to receive common forms of compensation that would otherwise be prohibited due to the DOL Proposed Rule, provided the conditions of the exemptions are met. The DOL has received comments on the DOL Proposed Rule, held public hearings, and received supplemental comments.  The DOL has completed the process of reviewing the extensive comments from stakeholders and making its final revisions to the DOL Proposed Rule. On January 28, 2016, the DOL sent the final version of its proposed rule to the OMB, which is responsible for reviewing the final proposed rule. Upon completion of its review, the OMB will publicly release the final proposed rule, which will allow the Company and other stakeholders the opportunity to see the rule in its final form for the first time.

We believe that the DOL Proposed Rule, released publicly in April 2015, and its exemptions are so vague, complex and burdensome that they would necessitate fundamental changes to our qualified plan business in order for us to continue to help investors save for retirement. Such restructuring could materially impact our qualified plan business. IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2015. Thus, if the DOL Proposed Rule and its accompanying Prohibited Transaction Exemptions are finalized in their current form without modification, we would expect to make adjustments to our fee and compensation arrangements for qualified accounts. Such changes could make it more difficult for us and our sales representatives to profitably serve the middle-income market and could result in a reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed sales representatives. Furthermore, we would anticipate increased costs and our licensed representatives could be required to obtain additional securities licenses, which they may not be willing or able to obtain.

The form, substance and implementation timeline of a final rule are unknown at this time and it is possible that a final rule could be adopted in a form that does not materially adversely affect us or that Prohibited Transaction Exemptions could be modified or issued in a manner that minimizes the impact.

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

We review the account applications that we receive for our investment and savings products for suitability. While we believe that the policies and procedures we implement to help our sales representatives assist clients in making appropriate and suitable investment choices are reasonably designed to achieve compliance with applicable securities laws and regulations, it is possible that the SEC, FINRA, state securities regulators or MFDA may not agree. Further, we could be subject to regulatory actions or private litigation, which could materially adversely affect our business, financial condition and results of operations.

Our sales force support tools may fail to appropriately identify financial needs or suitable investment products.

Our support tools are designed to educate potential and existing clients, help identify their financial needs, and introduce the potential benefits of our products. The assumptions and methods of analyses embedded in our support tools could be challenged and subject us to regulatory action or private litigation, which could materially adversely affect our business, financial condition and results of operations.

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

As our securities sales increase, we become more sensitive to performance of the equity markets.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. U.S. GAAP continues to evolve and, as a result, may change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the Financial Accounting Standards Board's ("FASB") current insurance contracts accounting project is considering significant changes in the methodology for measuring future policy benefits and deferred acquisition costs on our consolidated balance sheets as well as the timing of when we recognize earnings from insurance contracts on our statement of income. This project, in addition to other projects being discussed by the FASB and the SEC, could adversely impact both our financial condition and results of operations as reported on a U.S. GAAP basis.

Additionally, the Company’s insurance company subsidiaries prepare statutory financial statements in accordance with accounting principles designated by regulators in the jurisdictions in which they are domiciled. The financial statements of our U.S. insurance subsidiaries are prepared in accordance with SAP prescribed or permitted by state insurance departments and the NAIC. SAP, including actuarial methodologies for estimating reserves, are subject to continuous evaluation by the NAIC and state insurance departments and could be modified significantly by various projects that are under consideration. Similarly, our Canadian life insurance subsidiary is required to prepare statutory financial statements in accordance with International Financial Reporting Standards, as prescribed by the Office of the Superintendent of Financial Institutions in Canada, which are subject to changes in connection with ongoing standard-setting projects. The statutory financial statements of our insurance company subsidiaries, which are used to determine dividend capacity and risk-based capital, will likely be affected by these projects or other changes implemented by jurisdictional insurance departments. Therefore, the ability of our insurance companies to ultimately pay dividends to the Parent Company as well as their compliance with regulatory minimum capital requirements could be adversely impacted.

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

We are subject to various federal, state and provincial laws and regulations in the United States and Canada, changes in which or violations of which may require us to alter our business practices and could materially adversely affect our business, financial condition and results of operations.

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

We face a risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses. From time to time, we are subject to private litigation and regulatory investigations as a result of alleged sales representative misconduct or alleged failure of the Company to follow applicable insurance, securities or other laws or regulations. For example, we may become subject to lawsuits alleging, among other things, issues relating to sales or underwriting practices, payment of improper sales commissions, claims issues, product design and disclosure, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, pricing and sales practices issues.  If we become subject to any such litigation, the associated legal expense and any judgment or settlement of the claims could have a material adverse effect on our business, financial condition and results of operations.

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

The volume of legislative and regulatory activity relating to financial services has increased substantially in recent years, and we expect that the level of enforcement actions and investigations by federal, state and provincial regulators will increase correspondingly. The same factors that have contributed to legislative, regulatory and enforcement activity at the federal level are likely to contribute to heightened activity at the state and provincial level. If we or our sales representatives become subject to new requirements or regulations, it could result in increased litigation, regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives or a reduction in the products we offer to our clients or the profits we earn, which could have a material adverse effect on our business, financial condition and results of operations.

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

Operations of the Company are conducted by its subsidiaries. As such, Primerica, Inc. is a holding company that has no significant operations. Our primary asset is the capital stock of our subsidiaries and our primary liability is our Senior Notes. We rely primarily on dividends and other payments from our subsidiaries to meet our operating costs, other corporate expenses, senior unsecured notes obligations, as well as to return capital to our stockholders. The ability of our subsidiaries to pay dividends to us depends on their earnings, covenants contained in existing and future financing or other agreements and on regulatory restrictions. The ability of our insurance subsidiaries to pay dividends will further depend on their statutory income and surplus. If the cash we receive from our subsidiaries pursuant to dividend payments and tax sharing arrangements is insufficient for us to fund our obligations or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, given the historic volatility in the capital markets, there is no assurance that we would be able to raise cash by these means.

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

We face competition in all of our business lines. Our competitors include financial services companies, mutual fund companies, banks, investment management firms, broker-dealers, insurance companies and direct sales companies. In many of our product lines, we face competition from competitors that may have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations, have lower fee and expense ratios or have higher financial strength ratings than we do. A significant change in this competitive environment could materially adversely affect our ability to maintain or increase our market share and profitability.

The loss of key employees and sales force leaders could negatively affect our financial results and impair our ability to implement our business strategy.

Our success substantially depends on our ability to attract and retain key members of our senior management team. The efforts, personality and leadership of our senior management team have been, and will continue to be, critical to our success. The loss of service of our senior management team due to disability, death, retirement or some other cause could reduce our ability to successfully motivate our sales representatives, or implement our business plan which could have a material adverse effect on our business, financial condition and results of operations. Although our senior executive officers have entered into employment agreements with us, there is no assurance that they will complete the term of their employment agreements or that they or the Company will renew them upon expiration.

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

Our business is highly dependent upon the effective operation of our information technology systems and third party technology systems, networks and clouds to record, process, transmit and store information, including sensitive customer and proprietary information. We rely on these systems throughout our business for a variety of functions including to conduct many of our business activities and transactions with our customers, representatives, vendors and other third parties, to process components of our financial statements and to communicate with our Board of Directors. Our information technology systems run a variety of third-party and proprietary software, including POL (our website portal to our sales force), our insurance administration system, Virtual Base Shop (our paperless office for RVPs), TurboApps (our point-of-sale data collection tool for product/recruiting applications), our licensing decision and support system and our compensation system. Our business also relies on the use of electronic mobile devices by employees, representatives and other third parties such as laptops, tablets and smartphones, which are particularly vulnerable to loss and theft.

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

The Canadian dollar is the functional currency for our Canadian subsidiaries and our financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. The assets, liabilities, revenues, and expenses of our Canadian subsidiaries are generally all denominated in Canadian dollars. However, the Canadian dollar financial statements of our Canadian subsidiaries are translated into U.S. dollars in our consolidated financial statements.  Therefore, significant exchange rate fluctuations between the U.S. dollar and the Canadian dollar could have a material adverse effect on our financial condition and results of operations. A weaker Canadian dollar relative to the U.S. dollar would result in lower levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income as translated in our U.S. dollar reporting currency financial statements. In addition, our net investment in our Canadian subsidiaries is significantly affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar.

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

NBLIC subleases general office space in Long Island City, New York, under a sublease expiring in March 2020.

In Canada, we lease general office space in Mississauga, Ontario, under a lease expiring in April 2018 and warehouse and printing operation space in Mississauga, Ontario, under a lease also expiring in April 2018.

Each of these leased properties is used by both of our operating segments, with the exception of our NBLIC office space, which is not used by our Investment and Savings Products segment.

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

In the third quarter of 2014, we issued Applications in the Ontario Superior Court of Justice naming as the Respondents the Financial Services Commission of Ontario and the government of Ontario. We also issued an Application in the Court of Queen's Bench for Saskatchewan naming as Respondents the Insurance Councils of Saskatchewan and Life Insurance Council of Saskatchewan. The Applications sought a declaration that agreements entered into by the insurance regulators of the Canadian provinces and territories to implement a new life insurance licensing examination program across Canada are null and void and of no force and effect. See “Item 1A. Risk Factors.” to our consolidated financial statements included elsewhere in this report for more information.  On October 19, 2015, we dismissed these applications in connection with an agreed undertaking by the regulators to make certain changes to the new life insurance licensing exam program that we expect will help mitigate the negative impact of the revised exam.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM X.	EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANT

Our executive officers are elected or appointed by our Board of Directors.

The name, age at February 25, 2016, and position of each of our executive officers and a certain significant employee are presented below. These officers comprise of our senior management team.

Name	Age	Position
Glenn J. Williams	56	Chief Executive Officer
Michael C. Adams	59	Executive Vice President and Chief Business Technology Officer
Chess E. Britt	59	Executive Vice President and Chief Marketing Officer
Jeffrey S. Fendler	59	Executive Vice President and Chief Compliance and Risk Officer
Gregory C. Pitts	53	Executive Vice President and Chief Operating Officer
Alison S. Rand	48	Executive Vice President and Chief Financial Officer
Peter W. Schneider	59	President
William A. Kelly	60	President of PFS Investments
Alexis P. Ginn	68	Executive Vice President and General Counsel

Set forth below is biographical information concerning our executive officers.

Glenn J. Williams has served as Chief Executive Officer since April 2015. He served as President from 2005 to April 2015; as Executive Vice President from 2000 to 2005; and in various capacities at our company since 1981. Mr. Williams earned his B.S. in education from Baptist University of America in 1981. He serves on the board of the Georgia Baptist Foundation.

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

Gregory C. Pitts has served as Executive Vice President and Chief Operating Officer since December 2009, as Executive Vice President since 1995 with responsibilities within the Term Life Insurance and Investment and Savings Products segments and information technology division and in various capacities at our company since 1985. Mr. Pitts earned his B.S.B.A. in general business from the University of Arkansas in 1985. He serves on the Boy Scouts of America Atlanta Area Council.

Alison S. Rand has served as Executive Vice President and Chief Financial Officer since 2000 and in various capacities at our company since 1995. Prior to 1995, Ms. Rand worked in the audit department of KPMG LLP. Ms. Rand earned her B.S. in accounting from the University of Florida in 1990 and is a certified public accountant. She is a board member of the Atlanta Children’s Shelter, the Partnership Against Domestic Violence, Cool Girls, Inc. and Junior Achievement of Georgia. She also serves on the Terry College of Business Executive Education CFO Roundtable Advisory Board.

Peter W. Schneider has served as President since April 2015. He served as Executive Vice President, General Counsel, and Chief Administrative Officer from 2000 to April 2015 and as Corporate Secretary from 2000 through January 2014. He worked at the law firm of Rogers & Hardin LLP as a partner from 1988 to 2000. Mr. Schneider earned both his B.S. in political science and industrial relations in 1978 and his J.D. in 1981 from the University of North Carolina at Chapel Hill. He serves on the boards of directors of the Northwest YMCA and the Carolina Center for Jewish Studies.

William A. Kelly has overseen Primerica Life Insurance Company of Canada, a subsidiary of Primerica, since 2009, has served as President of PFS Investments, a subsidiary of Primerica, since 2005 and has served our company in various capacities since 1985. Mr. Kelly graduated from the University of Georgia in 1979 with a B.B.A. in accounting.

Set forth below is biographical information concerning a certain significant employee.

Alexis P. Ginn has served as our Executive Vice President and General Counsel since May 2015 and as Executive Vice President and Deputy General Counsel from July 1998 to May 2015.  She has served in various legal capacities with Primerica since 1991. Ms. Ginn began her career as a trial attorney in the Civil Division of the Department of Justice.  She received her Bachelor of Science with honors from Tufts University and her J.D. from George Washington University Law School where she was on the law review and a member of the Order of the Coif.

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

Quarterly Common Stock Prices and Dividends

The common stock of Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PRI”. The quarterly high and low sales prices for our common stock as reported on the NYSE and the dividends paid per quarter for the periods indicated were as follows:

	High	Low	Dividend
2015
4th quarter	$53.08	$44.18	$0.16
3rd quarter	46.77	40.36	0.16
2nd quarter	51.21	43.40	0.16
1st quarter	55.24	49.19	0.16
2014
4th quarter	$55.77	$45.29	$0.12
3rd quarter	51.54	45.46	0.12
2nd quarter	48.09	42.74	0.12
1st quarter	49.59	39.12	0.12

Dividends

We paid quarterly dividends to our stockholders totaling approximately $32.8 million and $26.5 million in 2015 and 2014, respectively.

As of January 31, 2016, we had 75 holders of record of our common stock. In the first quarter of 2016, we declared a quarterly dividend to shareholders of $0.17 per share. We currently expect to continue to pay quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.

We are a holding company and have no operations. Our primary asset is the capital stock of our operating subsidiaries. The states in which our U.S. insurance company subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to us. Our Canadian subsidiary can pay dividends subject to meeting regulatory requirements for capital adequacy and liquidity with appropriate minimum notice to the Office of the Superintendent of Financial Institutions Canada (“OSFI”). In addition, in the future, we may become subject to agreements that limit our ability to pay dividends. For more information regarding dividend restrictions on our insurance subsidiaries, see Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

Issuer Purchases of Equity Securities

Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. In November 2014, our Board of Directors authorized a share repurchase program for up to $150 million of our outstanding common stock during 2015. This share repurchase program was completed in August 2015, at which time a new share repurchase program of up to $200 million was authorized by our Board of Directors for purchases through December 31, 2016. The Parent Company has no obligation to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under a publicly announced program can be discontinued at any time if management believes additional repurchases are not warranted.

During the quarter ended December 31, 2015, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 - 31, 2015	371,082	$46.27	336,148	$153,363,943
November 1 - 30, 2015	69,617	48.25	69,617	150,005,100
December 1 - 31, 2015	-	-	-	150,005,100
Total	440,699	$46.59	405,765	$150,005,100

(1)

Consists of (a) repurchases of 34,934 shares at an average price of $45.07 arising from share-based compensation tax withholdings and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

For more information on our share repurchases, see Note 12 (Stockholders’ Equity) to our consolidated financial statements included elsewhere in this report.

Securities Authorized for Issuance under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan was approved by our stockholders in May 2011. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan	1,352,595	(1)	$41.28	(2)	1,469,943	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	-		-		2,048,300	(4)
Total	1,352,595		$41.28		3,518,243
Equity compensation plans not approved by stockholders	n/a		n/a		n/a

(1)	Consists of 1,149,464 and 203,131 shares of our common stock to be issued in connection with outstanding restricted stock units and options, respectively.
(2)	Represents the weighted average exercise price of stock options outstanding.
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

Stock Performance Table (1)

The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) MidCap 400 Index and the S&P 500 Insurance Index by assuming $100 was invested in each investment option as of December 31, 2010. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization (“mid-cap”) equities sector. The S&P 500 Insurance Index is a capitalization-weighted index of domestic equities of insurance companies traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 index.

	Period Ended
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Primerica, Inc.	$100.00	$96.29	$125.44	$181.52	$231.92	$204.58
S&P 500 Insurance	100.00	91.72	109.23	160.25	173.53	177.57
S&P MidCap 400	100.00	98.27	115.84	154.64	169.75	166.06

(1)	The stock performance table is not deemed “soliciting material” or subject to Section 18 of the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included elsewhere in this report.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per-share amounts)
Statements of income data
Revenues:
Direct premiums	$2,345,444	$2,301,332	$2,265,191	$2,231,032	$2,189,002
Ceded premiums	(1,595,220)	(1,616,817)	(1,644,158)	(1,663,753)	(1,703,075)
Net premiums	750,224	684,515	621,033	567,279	485,927
Commissions and fees	537,146	527,166	471,808	429,044	414,471
Net investment income	76,509	86,473	88,752	100,804	108,601
Realized investment gains (losses), including other-than- temporary impairment losses	(1,738)	(261)	6,246	11,382	6,440
Other, net	43,173	40,731	41,159	45,263	47,189
Total revenues	1,405,314	1,338,624	1,228,998	1,153,772	1,062,628

Benefits and expenses:
Benefits and claims	339,315	311,417	279,931	254,048	212,526
Amortization of deferred policy acquisition costs	157,727	144,378	129,183	118,598	104,034
Sales commissions	274,893	268,775	232,237	204,569	191,722
Insurance expenses	123,021	114,046	103,885	90,894	84,093
Insurance commissions	16,340	15,353	16,530	21,724	32,214
Interest expense	33,507	34,570	35,018	33,101	27,968
Other operating expenses	169,530	174,363	187,208	164,716	164,954
Total benefits and expenses	1,114,333	1,062,902	983,992	887,650	817,511
Income from continuing operations before income taxes	290,981	275,722	245,006	266,122	245,117
Income taxes	101,110	95,888	86,305	92,813	87,143
Income from continuing operations	189,871	179,834	158,701	173,309	157,974
Income (loss) from discontinued operations, net of income taxes	-	1,578	4,024	497	(783)
Net income	$189,871	$181,412	$162,725	$173,806	$157,191

Basic earnings per share:
Continuing operations	$3.70	$3.26	$2.80	$2.76	$2.12
Discontinued operations	-	0.03	0.07	0.01	(0.01)
Basic earnings per share	$3.70	$3.29	$2.87	$2.77	$2.11

Diluted earnings per share:
Continuing operations	$3.70	$3.26	$2.76	$2.70	$2.09
Discontinued operations	-	0.03	0.07	0.01	(0.01)
Diluted earnings per share	$3.70	$3.29	$2.83	$2.71	$2.08

Dividends declared per share	$0.64	$0.48	$0.44	$0.24	$0.10

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance sheet data
Investments (excluding the held-to-maturity security)	$1,813,283	$1,848,316	$1,835,403	$1,956,536	$2,021,504
Cash and cash equivalents	152,294	191,997	149,189	112,216	136,078
Due from reinsurers	4,110,628	4,115,533	4,055,054	4,005,194	3,855,318
Deferred policy acquisition costs, net	1,500,259	1,351,180	1,208,466	1,066,422	904,485
Total assets	10,612,119	10,737,595	10,329,950	10,337,877	9,851,820
Future policy benefits	5,431,711	5,264,608	5,063,103	4,850,488	4,614,860
Notes payable	374,585	374,532	374,481	374,433	300,000
Total liabilities	9,466,347	9,492,469	9,107,923	9,062,461	8,525,170
Stockholders' equity	1,145,772	1,245,126	1,222,027	1,275,416	1,326,650

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we,” “us” or the “Company”) for the three-year period ended December 31, 2015. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•	Business Trends and Conditions
•	Factors Affecting Our Results
•	Critical Accounting Estimates
•	Results of Operations
•	Financial Condition
•	Liquidity and Capital Resources

Business Trends and Conditions

The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming a Primerica sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, interest rates and equity market returns impact consumer demand for the savings and investment products we distribute. Our customers’ perception of the strength of the capital markets will influence their decisions to invest in the Investment and savings products we distribute.

The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. The year-over-year decline in Canadian dollar exchange rates was more significant in 2015 when compared with 2014. Therefore, the weaker Canadian dollar had more impact on the results of our business in 2015 versus 2014 for all amounts translated and reported in U.S. dollars. The effects of these trends and conditions are discussed below and in the Results of Operations section.

Size of our Independent Sales Force.

Our ability to increase the size of our independent sales force is largely based on the success of our recruiting efforts as well as our ability to train and motivate recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to sales force trends and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Recruiting results do not always result in commensurate changes in the size of our licensed sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

Regulatory changes can also impact the size of our independent sales force. For example, the insurance regulators in Canada have recently implemented a new life insurance licensing examination program. We believe that the new licensing program has the potential to result in a decrease in the number of applicants who obtain their life insurance licenses in Canada.  However, we have undertaken efforts to adapt our licensing process to the new program in order to help mitigate any such decline. In addition, the Canadian regulators have committed to evaluate the new program in an effort to ensure that it will remain an entry level credentialing exam constructed in accordance with generally accepted psychometric principles. For more information, see “Part 1A. Risk Factors.” included elsewhere within this report.

New recruits increased in 2015 to 228,115 from 190,439 in 2014 and 186,251 in 2013 primarily due to continued positive momentum in the business, the impact of competition among our sales representatives to receive recognition, and new innovative sales technology including cutting-edge sales tools and real-time recognition programs that attracted a younger generation of representatives and sales force leaders. The size of our life-licensed sales force increased to 106,710 sales representatives at December 31, 2015 from 98,358 sales representatives at December 31, 2014, primarily due to the increase in recruiting in recent years, as well as our strong focus on licensing over the past several years and changes made to the licensing processes to accelerate licensing momentum simultaneously with recruiting growth.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18x and 0.22x), were as follows:

	Year ended December 31,
	2015	2014	2013
Average number of life-licensed sales representatives	101,660	96,780	93,086
Number of new policies issued	260,059	220,984	214,617
Average monthly rate of new policies issued per life-licensed sales representative	0.21x	0.19x	0.19x

The increase in new life insurance policies issued in 2015 from 2014 was largely driven by the growth of our life-licensed sales force as well as productivity at the high end of our historical range. Productivity, measured by the average rate of new policies issued per life-licensed sales representative per month, was at the higher-end of our historical range due to the positive sales momentum generated within our independent sales force in 2015 and was complemented by successful initiatives implemented during the year.

The number of new life insurance policies also increased in 2014 compared to 2013 and was in line with the growth in our life-licensed sales force during that period as productivity remained consistent.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2015	% of beginning balance	2014	% of beginning balance	2013	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$681,927		$674,868		$670,412
Net change in face amount:
Issued face amount	79,111	12%	69,574	10%	67,783	10%
Terminations	(53,580)	(8)%	(54,962)	(8)%	(57,730)	(9)%
Foreign currency	(14,264)	(2)%	(7,553)	(1)%	(5,597)	(1)%
Net change in face amount	11,267	2%	7,059	1%	4,456	1%
Face amount in force, end of period	$693,194		$681,927		$674,868	.

Face amount of term life insurance policies in force increased in 2015 from 2014 primarily due to the higher number of new policies issued and policy terminations being consistent with the prior year. Our average issued face amount of approximately $241,700 in 2015 decreased as compared with approximately $244,600 in 2014 due primarily to the translation impact of a weaker Canadian dollar. In terms of the total face amount of policies in force as of December 31, 2015, the impact of the stronger U.S. dollar in relation to the Canadian dollar also reduced the translated face amount of existing Canadian policies in force and partially offset the overall increase in issued face amount when compared with year-end 2014.

The increase in total face amount of policies in force in 2014 from 2013 was also primarily attributable to a rise in issued face amount from the higher number of new policies issued in 2014. Average issued face amount of approximately $244,600 in 2014 declined from approximately $246,800 in 2013, which was also largely due to the impact of a year-over-year weaker Canadian dollar. Total face amount of policies in force as of December 31, 2014 compared to December 31, 2013 increased as the higher issued face amount and better persistency more than offset the translation impact of the weaker Canadian dollar.

Investment and Savings Product Sales, Asset Values and Accounts. Investment and savings products sales and average client asset values were as follows:

	Year ended December 31,			2015 vs. 2014 change		2014 vs. 2013 change
	2015	2014	2013	$	%	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$3,259	$3,210	$2,766	$49	2%	$444	16%
Annuities and other	2,004	1,971	1,935	33	2%	36	2%
Total sales-based revenue generating product sales	5,263	5,181	4,701	82	2%	480	10%
Managed investments	247	258	225	(11)	(4)%	33	15%
Segregated funds and other	347	243	283	104	43%	(40)	(14)%
Total product sales	$5,857	$5,682	$5,209	$175	3%	$473	9%
Average client asset values:
Retail mutual funds	$30,429	$29,939	$26,453	$490	2%	$3,486	13%
Annuities and other	14,258	13,268	11,175	990	7%	2,093	19%
Managed investments	1,518	1,238	831	280	23%	407	49%
Segregated funds	2,272	2,491	2,576	(219)	(9)%	(85)	(3)%
Total average client asset values	$48,477	$46,936	$41,035	$1,541	3%	$5,901	14%

The rollforward of asset values in client accounts was as follows:

	Year ended December 31,
	2015	% of beginning balance	2014	% of beginning balance	2013	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$48,656		$44,990		$37,386
Net change in asset values:
Inflows	5,857	12%	5,682	13%	5,209	14%
Redemptions	(4,843)	(10)%	(4,823)	(11)%	(4,733)	(13)%
Net inflows	1,014	2%	859	2%	476	1%
Change in market value, net	(859)	(2)%	3,555	8%	7,657	20%
Foreign currency, net	(1,457)	(3)%	(748)	(2)%	(529)	(1)%
Net change in asset values	(1,302)	(3)%	3,666	8%	7,604	20%
Asset values, end of period	$47,354		$48,656		$44,990

Average number of fee-generating accounts were as follows:

	Year ended December 31,			2015 vs. 2014 change		2014 vs. 2013 change
	2015	2014	2013	$	%	$	%
	(Accounts in thousands)
Recordkeeping and custodial accounts	2,150	2,015	1,954	135	7%	61	3%
Recordkeeping only accounts	653	607	586	46	8%	21	4%
Total average number of fee- generating accounts	2,803	2,622	2,540	181	7%	82	3%

Product sales. In 2015, investment and savings products sales increased from 2014 as favorable market conditions, most notably in the first half of the year, drove customer demand for our product sales. The year-over-year increase in investment and savings products was partially offset by the translation impact of the weaker Canadian dollar in relation to the U.S. dollar.

The increase in investment and savings product sales in 2014 compared with 2013 was led by strong customer demand from favorable market conditions throughout the year as well as new products that we introduced during this period.

Average client asset values. The growth in average client asset values in 2015 can be attributed to the impact of positive net investment inflows during 2015 and favorable market performance during the first half of 2015. The positive effect of these items on average client asset values was partially offset by the foreign currency translation impact of the weaker Canadian dollar as well as the negative impact of market volatility in the second half of 2015.

The increase in average client asset values in 2014 versus 2013 was largely attributable to growth in product sales and positive market returns on client assets.

Rollforward of client asset values. The decrease in client asset values during 2015 was largely due to the currency translation impact of the lower Canadian dollar on Canadian client assets as well as negative market performance in the second half of 2015. The impact of these items was partially offset by positive net investment inflows.

The increase in client asset values during 2014 was led by favorable market performance in 2014 combined with positive net investment flows. This increase was partially offset by a reduction in the translated value of client assets in Canada due to the strengthening of the U.S. dollar relative to the Canadian dollar.

Average number of fee-generating accounts. The average number of fee-generating accounts increased in 2015 from 2014 primarily due to the addition of a mutual fund provider on our recordkeeping and custodial services platform during 2015.

The increase in the average number of fee-generating accounts in 2014 as compared with 2013 is mostly attributable to the higher number of client managed investments and retail mutual funds sold during 2014.

Regulatory changes on business trends. Regulatory changes can also impact our product sales. On April 14, 2015, the Department of Labor (“DOL”) published a proposed regulation (“the DOL Proposed Rule”), which would more broadly define the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). In connection with the DOL Proposed Rule, the DOL also proposed new exemptions and amended the existing exemptions. In so doing, the DOL stated its intent to avoid disruption of common compensation arrangements provided the conditions of the exemptions are met. IRAs and other qualified accounts are an important component of the investment and savings products we distribute. While we expect changes in our business will help mitigate any impact of the final rule, we remain concerned that the DOL Proposed Rule and its exemptions are so vague, complex and burdensome that, if finalized as proposed, they would necessitate fundamental changes to our qualified plan business and that these changes could, in particular, impact small-balance investors saving for retirement. The DOL has completed the process of reviewing the extensive comments from stakeholders and making its final revisions to the DOL Proposed Rule. On January 28, 2016, the DOL sent the final version of its proposed rule to the Office of Management and Budget (the “OMB”), which is responsible for reviewing the final proposed rule. Upon completion of its review, the OMB will publicly release the final proposed rule, which will allow the Company and other stakeholders the opportunity to see the rule in its final form for the first time. The form, substance and implementation timeline of a final rule are unknown at this time and therefore we are unable to quantify the impact on our business, financial position or results of operations. During the year ended December 31, 2015, average client assets held in U.S. qualified retirement plans accounted for an estimated 59% of total average client account assets. During the year ended December 31, 2015, product sales of assets held in U.S. qualified retirement plans accounted for approximately 55% of total investment and savings product sales.

Factors Affecting Our Results

Term Life Insurance Segment. Our Term Life Insurance segment results are primarily driven by sales volumes, the accuracy of our pricing assumptions, terms and use of reinsurance, and expenses.

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

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of our individual sales representatives generally remains within a relatively narrow range (i.e., an average monthly rate of new policies issued per life-licensed sales representative between 0.18x and 0.22x), and, consequently, our sales volume over the longer term generally correlates to the size of our sales force.

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

In 2010, as part of our corporate reorganization and the initial public offering of our common stock, we entered into significant coinsurance transactions (the “IPO coinsurance transactions”) with entities then affiliated with Citigroup, Inc. (collectively, the “IPO coinsurers”) and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We continue to administer all policies subject to these coinsurance agreements. With each successive period, we expect revenue and earnings growth to continue to decelerate as the size of our in-force book grows and incremental sales have a reduced marginal effect on the size of the then-existing in force book.

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

•

Amortization of DAC. DAC, and therefore amortization of DAC, is reduced on a pro-rata basis for the coinsured business, including the business reinsured with the IPO coinsurers. There is no impact on amortization of DAC associated with our YRT contracts.

•	Insurance expenses. Insurance expenses are reduced by the allowances received from coinsurance. There is no impact on insurance expenses associated with our YRT contracts.

We may alter our reinsurance practices at any time due to the unavailability of YRT reinsurance at attractive rates or the availability of alternatives to reduce our risk exposure. We presently intend to continue ceding approximately 90% of our U.S. and Canadian mortality risk on new business.

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

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties. NBLIC also has in-force policies from several discontinued lines of insurance. At the beginning of 2014, NBLIC sold its short-term statutory disability benefit insurance business (“DBL”) to AmTrust North America, Inc., and the net gain recognized on the sale was reported as discontinued operations in 2014. During 2014, NBLIC ceased the marketing and underwriting of new student life insurance policies but it continues to administer the existing block of student life business.

Corporate and Other Distributed Products segment net investment income reflects actual net investment income realized by the Company less the amount allocated to our Term Life Insurance segment based on the assumed net interest accreted to the segment’s U.S. GAAP-measured future policy benefit reserve liability less DAC. Actual net investment income reflected in the Corporate and Other Distributed Products segment is impacted by the size and performance of our invested asset portfolio, which can be influenced by interest rates, credit spreads, and the mix of invested assets.

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
Capital Structure. Our financial results have also been affected by changes in our capital structure, such as the issuance of our Senior Notes and repurchases of shares of our common stock.

See Note 10 (Debt), Note 12 (Stockholders’ Equity) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. In 2015, the value of the Canadian dollar relative to the U.S. Dollar decreased significantly from 2014 and also decreased in 2014 from 2013, albeit to a lesser extent.

The year-over-year decrease in the year-end exchange rates used by the Company to translate our Canadian dollar functional currency assets and liabilities into U.S. dollars was 17% in 2015 from 2014 and 8% from 2014 to 2013. The year-over-year decrease in the average exchange rates used by the Company to translate our Canadian dollar functional currency revenues and expenses into U.S. dollars was 14% in 2015 from 2014 and 7% in 2014 from 2013.

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

The estimates that we deem to be most critical to an understanding of our results of operations and financial position are those related to DAC, future policy benefit reserves and corresponding amounts due from reinsurers, income taxes, and the valuation of investments. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Subsequent experience or use of other assumptions could produce significantly different results.

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

If actual lapses are different from pricing assumptions for a particular period, DAC amortization for that period will be affected. If the rate of policies that lapse are 1% higher than the rate of policies that we expected to lapse in our original pricing assumptions, approximately 1% more of the existing DAC balance will be amortized, which would have been equal to approximately $14.2 million as of December 31, 2015 (assuming such lapses were distributed proportionately among policies of all durations). We believe that a lapse rate in the number of policies that is 1% higher than the rate assumed in our pricing assumptions is a reasonably possible variation. Higher lapses in the early durations would have a greater effect on DAC amortization since the DAC balances are higher at the earlier durations. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency could result in a material increase or decrease of DAC amortization in a particular period.

Deferrable acquisition costs for Canadian segregated funds are amortized over the life of the policies in relation to the present value of estimated gross profits expected to be realized over the life of the underlying policies. The gross profits and resulting DAC amortization will vary with actual and anticipated fund returns, redemptions, commissions and expenses. DAC from our Canadian segregated funds reflects approximately 3% of our total DAC, and DAC amortization on these segregated funds reflects approximately 5% of our total DAC amortization for the year ended December 31, 2015.

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

If the rate of policies that lapse are 1% higher than the rate of policies that we expected to lapse in our pricing assumptions, approximately 1% more of the future policy benefit reserves will be released, which would have been equal to approximately $52.2 million (assuming such lapses were distributed proportionately among policies of all durations), partially offset by the release of the corresponding due from reinsurers asset of approximately $38.3 million as of December 31, 2015, which decreases over time with the run-off of policies subject to the IPO coinsurance transactions. Higher lapses in later durations would have a greater effect on the release of future policy benefit reserves since the future policy benefit reserves are higher at the later durations.

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

Invested Assets. We hold primarily fixed-maturity securities, including bonds and redeemable preferred stocks, and equity securities, including common and non-redeemable preferred stock. We have classified these invested assets as available-for-sale or held-to-maturity, except for the securities of our U.S. broker-dealer subsidiary, which we have classified as trading securities. All of these securities are carried at fair value, except for the held-to-maturity security, which is carried at cost. Unrealized gains and losses on available-for-sale securities, except for other-than-temporary impairments (“OTTI”) discussed below, are included as a separate component of other comprehensive income in our statements of comprehensive income. Changes in fair value of trading securities are included in net investment income in the accompanying consolidated statements of income in the period in which the change occurred.

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

OTTI. The determination of whether a decline in fair value of available-for-sale securities below amortized cost is other-than-temporary is subjective. Furthermore, this determination can involve a variety of assumptions and estimates, particularly for invested assets that are not actively traded in established markets. We evaluate a number of quantitative and qualitative factors when determining the impairment status of individual securities, including issuer-specific risks as well as relevant macroeconomic risks.

For available-for-sale securities in an unrealized loss position that we intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis, we recognize an impairment charge for the difference between amortized cost and fair value as a realized investment loss in our statements of income. For available-for-sale fixed maturity securities in an unrealized loss position for which we have no intent to sell and believe that it is not more-likely-than-not that we will be required to sell before the expected recovery of the amortized cost basis, only the amount related to the principal cash flows not expected to be received over the remaining term of the security, or the credit loss component, of the difference between cost and fair value is recognized as a realized investment loss in our statements of income, while the remainder is recognized in other comprehensive income in our statements of comprehensive income.

OTTI analyses that we perform involve the use of estimates, assumptions, and subjectivity. If these factors or future events change, we could experience material OTTI in future periods, which could adversely affect our financial condition, results of operations and the size and quality of our invested assets portfolio.

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
•

Interest expense. Reflects interest on our notes payable, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on our held-to-maturity invested asset, and a finance charge incurred pursuant to one of our coinsurance agreements with IPO coinsurers.

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

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment based on the relative sizes of our life-licensed and securities-licensed independent sales forces. These allocated items include fees charged for access to our sales force support application and costs incurred for field technology, supervision, training and certain other costs. We also allocate certain technology and occupancy costs to our operating segments based on usage. Costs that are not directly charged or allocated to our two primary operating segments are included in our Corporate and Other Distributed Products segment.

Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Year ended December 31,			2015 vs. 2014 change		2014 vs. 2013 change
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,345,444	$2,301,332	$2,265,191	$44,112	2%	$36,141	2%
Ceded premiums	(1,595,220)	(1,616,817)	(1,644,158)	(21,597)	(1)%	(27,341)	(2)%
Net premiums	750,224	684,515	621,033	65,709	10%	63,482	10%
Commissions and fees	537,146	527,166	471,808	9,980	2%	55,358	12%
Investment income net of investment expenses	89,557	89,955	88,752	(398)	*	1,203	1%
Interest expense on surplus note	(13,048)	(3,482)	-	(9,566)	*	(3,482)	*
Net investment income	76,509	86,473	88,752	(9,964)	(12)%	(2,279)	(3)%
Realized investment gains (losses), including other-than-temporary impairment losses	(1,738)	(261)	6,246	(1,477)	566%	(6,507)	(104)%
Other, net	43,173	40,731	41,159	2,442	6%	(428)	(1)%
Total revenues	1,405,314	1,338,624	1,228,998	66,690	5%	109,626	9%

Benefits and expenses:
Benefits and claims	339,315	311,417	279,931	27,898	9%	31,486	11%
Amortization of DAC	157,727	144,378	129,183	13,349	9%	15,195	12%
Sales commissions	274,893	268,775	232,237	6,118	2%	36,538	16%
Insurance expenses	123,021	114,046	103,885	8,975	8%	10,161	10%
Insurance commissions	16,340	15,353	16,530	987	6%	(1,177)	(7)%
Interest expense	33,507	34,570	35,018	(1,063)	(3)%	(448)	(1)%
Other operating expenses	169,530	174,363	187,208	(4,833)	(3)%	(12,845)	(7)%
Total benefits and expenses	1,114,333	1,062,902	983,992	51,431	5%	78,910	8%
Income from continuing operations before income taxes	290,981	275,722	245,006	15,259	6%	30,716	13%
Income taxes on continuing operations	101,110	95,888	86,305	5,222	5%	9,583	11%
Income from continuing operations	189,871	179,834	158,701	10,037	6%	21,133	13%
Income from discontinued operations, net of income taxes	-	1,578	4,024	(1,578)	(100)%	(2,446)	(61)%
Net income	$189,871	$181,412	$162,725	$8,459	5%	$18,687	11%

*	Less than 1% or not meaningful.

Total revenues. Total revenues for 2015 increased from 2014 largely due to incremental premiums on term life insurance policies issued after the IPO that are not subject to the IPO coinsurance transactions. The run-off of business subject to these same transactions is reflected in the decline in ceded premiums. Higher sales of investment and savings products and higher average client asset values also contributed to the increase in total revenues in the form of higher commissions and fees. The increase in net premiums and commissions and fees was partially offset by a decline in net investment income, which was mostly attributed to a lower yield on invested assets and lower income from called fixed income securities as compared with 2014.

The increase in revenues in 2015 was partially offset by the foreign exchange impact of translating the results of our Canadian subsidiaries into our consolidated U.S. dollar reporting currency. Measured in constant currency by translating 2015 Canadian local currency revenues using the average 2014 exchange rate, the year-over-year impact from the decrease in exchange rates negatively impacted revenues in 2015 by approximately $36.2 million.

During 2014, total revenues increased from 2013 primarily due to similar factors including incremental premiums on term life insurance policies not subject to the IPO coinsurance transactions, higher investment and savings products sales, and positive client asset performance. Partially offsetting the increase in revenues were lower realized investment gains (losses) in 2014 versus 2013. In comparing the realized investment losses in 2014 to realized investment gains in 2013, the difference was mostly attributable to large gains on tendered securities and gains on certain sales of fixed maturity securities in 2013, as well as OTTI losses recognized on certain investments in 2014. The decrease in net investment income was primarily driven by lower average yield on invested assets, partially offset by a higher average base of invested assets and the positive change in market value of the deposit asset underlying a 10% coinsurance agreement.

Total benefits and expenses. The growth in total benefits and expenses in 2015 from 2014 was primarily driven by growth in revenues. Increases in benefits and claims, amortization of DAC, and insurance expenses were generally consistent with the percentage increase in net premiums.  In addition, the increase in sales commissions was largely in line with the percentage increase in commissions and fees revenues.

Similar to revenues, the impact of Canadian foreign exchange rates partially offset the increase in total benefits and expenses. In 2015, total benefits and expenses of our Canadian subsidiaries translated into U.S. dollars was approximately $26.1 million lower than 2014 as measured on a constant currency basis.

The increase in total benefits and expenses in 2014 from 2013 was also driven by growth in total revenues as well as accelerated expense recognition from amendments to retirement provisions in our 2014 management equity award agreements and transition expenses that were recognized in 2014 due to the modification of our former Co-CEO’s employment terms. Partially offsetting these increases were lower legal fees and expenses within other operating expenses attributable to our Investment and Savings Product segment. For more information on the decrease in other operating expenses in 2014, see the Investment and Savings Product segment discussion below.

Income taxes. Our effective income tax rate was relatively consistent each period at 34.7%, 34.8%, and 35.2% in 2015, 2014, and 2013, respectively.

For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Year ended December 31,			2015 vs. 2014 change		2014 vs. 2013 change
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,313,133	$2,266,649	$2,229,204	$46,484	2%	$37,445	2%
Ceded premiums	(1,584,952)	(1,605,965)	(1,632,042)	(21,013)	(1)%	(26,077)	(2)%
Net Premiums	728,181	660,684	597,162	67,497	10%	63,522	11%
Allocated net investment income	5,987	4,444	3,029	1,543	35%	1,415	47%
Other, net	29,780	27,432	27,446	2,348	9%	(14)	*
Total revenues	763,948	692,560	627,637	71,388	10%	64,923	10%
Benefits and expenses:
Benefits and claims	322,232	295,332	262,357	26,900	9%	32,975	13%
Amortization of DAC	147,980	133,331	115,891	14,649	11%	17,440	15%
Insurance expenses	116,280	107,792	96,512	8,488	8%	11,280	12%
Insurance commissions	4,247	4,004	4,599	243	6%	(595)	(13)%
Total benefits and expenses	590,739	540,459	479,359	50,280	9%	61,100	13%
Income from continuing operations before income taxes	$173,209	$152,101	$148,278	$21,108	14%	$3,823	3%

*	Less than 1%

Net premiums. Net premiums grew in 2015 compared to 2014 mostly due to incremental premiums on term life insurance policies not subject to the IPO coinsurance transactions. Ceded premiums declined primarily due to the run-off of business subject to the IPO coinsurance transactions. The sustained impact of growth in direct premiums not subject to the IPO coinsurance transactions and the run-off of business subject to the IPO coinsurance transactions resulted in net premiums growing faster than direct premiums.

The increase in net premiums in 2014 from 2013 was largely due to the factors discussed above in the comparison of 2015 to 2014.

Benefits and claims. In comparing 2015 to 2014, benefits and claims grew at a slightly lower rate than net premiums. The year-over-year percentage increase for 2015 was reduced by changes in the timing of ceded premiums in the first few policy durations for recently issued business, which was also reflected in ceded premium revenues resulting in a minimal net impact on income. Persistency improved over the prior year causing higher growth in future policy benefit reserves. Claims for both 2015 and 2014 were in-line with historical averages.

In comparing 2014 to 2013, benefits and claims increased slightly more than the growth in net premiums mostly due to higher future policy reserves from improved persistency.

Amortization of DAC. The increase in amortization of DAC in 2015 compared to 2014 was impacted by a higher portion of commissions deferred in recent periods, resulting in a rate of DAC amortization in excess of the growth in net premiums. This increase was mostly offset by improved persistency in 2015.

The increase in amortization of DAC in 2014 compared to 2013 was impacted by a higher portion of commissions deferred in recent periods that drove a rate of DAC amortization in excess of the growth in net premiums. This increase was only partially offset by improved persistency in 2014.

Insurance expenses. The increase in insurance expenses in 2015 from 2014 was largely due to growth in the business and the run-off of expense allowances related to the IPO coinsurance transactions, which accounted for a year-over-year increase of approximately

$5.5 million. Technology spending increased by approximately $2.8 million year-over-year due to investments made in sales force mobile applications and claims management. Higher employee-related costs increased insurance expenses by approximately $1.8 million in 2015 but were largely offset by a reduction in the translated amount of Canadian functional currency insurance expenses as a result of the weaker Canadian dollar compared with 2014.

The increase in insurance expenses in 2014 from 2013 was partially due to higher growth-related expenses and the run-off of expense allowances related to the IPO coinsurance transactions. Additionally, higher employee incentive compensation, including accelerated expense recognition of approximately $2.3 million for the segment from amendments to retirement provisions in our 2014 management equity award agreements, contributed to the increase in insurance expenses in 2014. Management equity awards granted in 2015 included these retirement eligibility provisions, and thus equity compensation expenses recognized in 2015 versus 2014 were generally consistent.

Investment and Savings Product Segment. Our results of operations for the Investment and Savings Product segment for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Year ended December 31,			2015 vs. 2014 change		2014 vs. 2013 change
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$237,384	$237,757	$208,084	$(373)	*	$29,673	14%
Asset-based revenues	231,919	225,799	201,511	6,120	3%	24,288	12%
Account-based revenues	44,497	40,477	38,868	4,020	10%	1,609	4%
Other, net	8,420	8,040	8,675	380	5%	(635)	(7)%
Total revenues	522,220	512,073	457,138	10,147	2%	54,935	12%
Expenses:
Amortization of DAC	7,952	8,734	11,195	(782)	(9)%	(2,461)	(22)%
Insurance commissions	9,841	8,799	9,046	1,042	12%	(247)	(3)%
Sales commissions:
Sales-based	167,883	168,207	146,531	(324)	*	21,676	15%
Asset-based	95,485	88,974	73,267	6,511	7%	15,707	21%
Other operating expenses	94,976	91,342	111,950	3,634	4%	(20,608)	(18)%
Total expenses	376,137	366,056	351,989	10,081	3%	14,067	4%
Income from continuing operations before income taxes	$146,083	$146,017	$105,149	$66	*	$40,868	39%

*	Less than 1%

The financial results of our Investment and Savings Product segment are significantly affected by product sales activity and client assets included in the “Business Trends and Conditions” section of MD&A.

Commissions and fees. The increase in commissions and fees in 2015 from 2014 was largely attributable to growth in average client asset values. Account-based revenue increased largely due to the increase in the average number of fee generating accounts from the addition of a mutual fund provider on our recordkeeping and custodial services platform during 2015. Sales-based revenues were flat on a year-over-year basis as modest growth in sales-based revenue generating product sales was offset by a shift in product sales mix to product offerings with lower sales-based commission rates.

The largest contributing factor to the increase in commissions and fees in 2014 from 2013 resulted from the growth in sales-based revenues from strong sales of mutual funds. The growth in sales-based revenues exceeded the increase in sales-based revenue generating product sales mainly due to the change in sales mix to product offerings with higher sales commission rates. Commissions and fees also increased due to higher asset-based revenues attributable to the rise in average client asset values. Additionally, the higher number of fee generating accounts added during 2014 contributed to the growth in account-based revenues compared to 2013.

Amortization of DAC. Amortization of DAC on our Canadian segregated funds product in 2015 compared to 2014 was lower due to multiple factors. First, the translation impact from the decline in the Canadian exchange rate reduced amortization by approximately $1.7 million. Amortization of DAC in our Investment and Savings Product segment is exclusively related to our Canadian segregated funds product. Therefore, the reported balance in U.S. dollars is more sensitive to changes in exchanges rates than other income statement line items. In addition, amortization of DAC decreased in 2015 as a result of an adjustment made in 2014 to reflect the impact of product changes to the segregated funds as noted below. The year-over-year decline in DAC amortization was partially offset by the lower magnitude of the approximately $1.0 million adjustment to reduce amortization in 2015 to reflect updated assumptions of future redemptions based on emerging experience as well as increased amortization of approximately $1.3 million associated with the growth in the in-force business and changes made to the product.

DAC amortization in 2014 compared to 2013 slowed primarily due to the adjustment to reduce amortization by approximately $2.4 million based on revised future redemption assumptions. In addition, favorable market performance experienced by the assets held within the segregated funds also reduced the year-over-year amount of amortization by approximately $1.0 million. The impact of these items was partially offset by the increased amortization of approximately $1.9 million as a result of product changes that were recorded in 2014 that affected the expected gross profits of the underlying contracts as mentioned above in the 2015 to 2014 year-over-year comparison.

Insurance commissions. Insurance commissions increased in 2015 compared with 2014 due in large part to changes made to asset-based commission rates on our Canadian segregated fund products. Partially offsetting this increase was the impact of approximately $1.5 million that the year-over-year decline in Canadian exchange rates had on the translated balance of insurance commissions reported. Similar to DAC amortization, insurance commissions in our Investment and Savings Product segment are more significantly impacted by changes in exchange rates than other income statement line items as these commissions relate exclusively to our Canadian segregated funds product.

Insurance commissions in 2014 declined modestly from 2013 largely due to the year-over-year impact of the weaker Canadian dollar.

Sales commissions. The decrease in sales-based commissions in 2015 from 2014 was relatively consistent with the decline in sales-based revenues noted above. The increase in asset-based commissions outpaced the increase in asset-based revenues primarily due to the impact of Canadian segregated funds revenue included in asset-based revenue. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions was relatively consistent with the increase in asset-based revenue excluding Canadian segregated funds.

The increase in sales-based commissions in 2014 from 2013 was mostly in line with the increase in sales-based revenues noted above. The increase in asset-based commissions in 2014 compared to 2013 was also consistent with the increase in asset-based revenues when excluding asset-based revenue from segregated funds. Additionally, changes in product mix contributed slightly to the increase in asset-based commissions in 2014 from 2013.

Other operating expenses. The increase in other operating expenses in 2015 from 2014 was primarily due to higher costs associated with the growth in the business. The year-over-year percentage growth in other operating expenses exceeded the percentage growth in total revenues due to several other business initiatives with the largest being approximately $0.9 million in higher technology spending on sales force mobile applications.

In 2014, other operating expenses decreased from 2013 mainly due to lower legal fees and expenses attributable to defending claims alleged by certain participants in the Florida Retirement System’s benefit plan (“FRS”) and costs from the settlement of these FRS claims, which accounted for approximately $27.1 million of other operating costs in 2013. Higher employee compensation costs and other growth-related costs in 2014 partially offset the favorable impact of the lower FRS-related costs.

Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Year ended December 31,			2015 vs. 2014 change		2014 vs. 2013 change
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$32,311	$34,683	$35,987	$(2,372)	(7)%	$(1,304)	(4)%
Ceded premiums	(10,268)	(10,852)	(12,116)	(584)	(5)%	(1,264)	(10)%
Net Premiums	22,043	23,831	23,871	(1,788)	(8)%	(40)	*
Commissions and fees	23,347	23,133	23,345	214	1%	(212)	(1)%
Allocated investment income net of investment expenses	77,603	82,527	85,723	(4,924)	(6)%	(3,196)	(4)%
Interest expense on surplus note	(7,081)	(498)	-	(6,583)	*	(498)	*
Allocated net investment income	70,522	82,029	85,723	(11,507)	(14)%	(3,694)	(4)%
Realized investment gains (losses), including other-than-temporary impairment losses	(1,738)	(261)	6,246	(1,477)	*	(6,507)	*
Other, net	4,972	5,259	5,038	(287)	(5)%	221	4%
Total revenues	119,146	133,991	144,223	(14,845)	(11)%	(10,232)	(7)%
Benefits and expenses:
Benefits and claims	17,083	16,085	17,574	998	6%	(1,489)	(8)%
Amortization of DAC	1,795	2,313	2,097	(518)	(22)%	216	10%
Insurance expenses	6,741	6,254	7,376	487	8%	(1,122)	(15)%
Insurance commissions	2,252	2,550	2,885	(298)	(12)%	(335)	(12)%
Sales commissions	11,525	11,594	12,439	(69)	(1)%	(845)	(7)%
Interest expense	33,507	34,570	35,015	(1,063)	(3)%	(445)	(1)%
Other operating expenses	74,554	83,021	75,258	(8,467)	(10)%	7,763	10%
Total benefits and expenses	147,457	156,387	152,644	(8,930)	(6)%	3,743	2%
Loss from continuing operations before income taxes	$(28,311)	$(22,396)	$(8,421)	$5,915	26%	$13,975	166%

*	Less than 1% or not meaningful.

Total revenues. The decrease in total revenues in 2015 from 2014 was primarily attributable to the decline in allocated net investment income. The largest item contributing to the decline in net investment income was the impact of a lower yield on invested assets, which resulted in approximately $3.4 million of lower net investment income. Also contributing to the decline in net investment income was approximately $2.6 million of lower return on the deposit asset underlying a 10% coinsurance agreement and approximately $2.8 million in lower income from called fixed income securities as compared with 2014. Realized investment losses increased in 2015 compared to 2014 as we recognized a higher amount of impairments on certain investments in our invested asset portfolio which we deemed to be other-than-temporarily impaired as a result of factors specific to the issuer or our intent to sell the investment in the near term. Total revenue also decreased due to lower premiums attributable to the continued run-off of NBLIC’s non-term life insurance closed block, which included the student life insurance business that ceased writing new policies in 2014.

Total revenues decreased in 2014 from 2013 mainly due to the impact of net realized investment losses in 2014 versus net realized investment gains in 2013. Realized investment gains decreased in 2014 primarily due to the impact of approximately $6.7 million of income received in 2013 from the tender or sale of certain fixed income securities. In addition, we recognized approximately $4.0 million of impairment losses in 2014 on certain invested assets held at the Parent Company that we intended to sell to fund share repurchases, as well as credit impairments on certain other investments. Also contributing to the decline in total revenues was lower allocated net investment income in 2014 versus 2013 primarily driven by the year-over-year impact of approximately $7.9 million from a lower average yield on invested assets, partially offset by approximately $2.9 million in higher income given a higher average base of invested assets and the year-over-year increase of approximately $2.2 million in the positive mark-to-market adjustment to the deposit asset underlying a 10% coinsurance agreement. Net premiums and commissions and fees in 2014 remained consistent with 2013.

Interest expense on surplus note will fluctuate from period to period along with the principal amount of the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by our Vidalia Re, Inc. (“Vidalia Re”) captive insurance company. Investment income earned by our held-to-maturity invested asset, and included in allocated investment income net of investment expenses, completely offsets the interest expense on surplus note, thereby eliminating any impact on allocated net investment income. For more information on the redundant reserve financing transaction used by Vidalia Re, see Note 4 (Investments) to our consolidated financial statements included elsewhere in this report.

Total Benefits and Expenses. The decrease in total benefits and expenses in 2015 from 2014 was primarily due to reduced other operating expenses from the recognition of transition expenses for our former co-CEO’s incurred in 2014 as discussed below, partially offset by higher employee compensation costs from merit increases. In addition, other operating expenses were reduced by approximately $4.0 million in 2015 versus 2014 as a sales force technology project ended and its related developed software was written off in 2014.

In 2014, total benefits and expenses increased from 2013 primarily due to higher other operating expenses that included approximately $4.2 million of transition expenses that were recognized in 2014 due to the modification of our former Co-CEO’s employment terms, including ending their employment on April 1, 2015 instead of in August 2015. Other operating expenses also increased due to accelerated expense recognition from amendments to retirement provisions in our 2014 management equity award agreements, which, for the segment, were approximately $1.6 million.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors. As of December 31, 2015, we did not hold any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

We also hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2029, was obtained in exchange for a surplus note of equal principal amount issued (“Surplus Note”) by Vidalia Re, Inc. (“Vidalia Re”), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. For more information on the LLC Note, see Note 4 (Investments) to our consolidated financial statements included elsewhere in this report.

We have an investment committee composed of members of our senior management team that is responsible for establishing and maintaining our investment guidelines and supervising our investment activity. Our investment committee regularly monitors our overall investment results and our compliance with our investment objectives and guidelines. We use a third-party investment advisor to assist us in the management of our investing activities. Our investment advisor reports to our investment committee.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	December 31, 2015		December 31, 2014
	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost
U.S. government and agencies	1%	1%	1%	1%
Foreign government	6%	6%	6%	6%
States and political subdivisions	2%	2%	2%	2%
Corporates	67%	68%	65%	66%
Mortgage- and asset-backed securities	13%	13%	13%	13%
Equity securities	3%	2%	3%	2%
Trading securities	*	*	*	*
Cash and cash equivalents	8%	8%	10%	10%
Total	100%	100%	100%	100%

*	Less than 1%.

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2015	December 31, 2014
Average rating of our fixed-maturity portfolio	A-	A
Average duration of our fixed-maturity portfolio	4.0 years	4.2 years
Average book yield of our fixed-maturity portfolio	4.40%	4.61%

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	December 31, 2015		December 31, 2014
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$292,169	17%	$292,239	17%
AA	125,682	7%	117,423	7%
A	386,140	23%	375,781	23%
BBB	801,732	47%	804,765	48%
Below investment grade	89,301	5%	84,498	5%
Not rated	377	*	505	*
Total	$1,695,401	100%	$1,675,211	100%

*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2015
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$31,550	$30,079	$1,471	AAA
General Electric Co	17,357	16,466	891	AA+
Wells Fargo & Co	13,104	12,703	401	A
National Rural Utilities Cooperative	9,327	7,764	1,563	A
Iberdrola SA	9,135	8,472	663	BBB
National Fuel Gas Co	8,453	8,063	390	BBB
AT&T Inc	7,891	6,967	924	BBB+
Bank of America Corp	7,698	7,580	118	A-
Macquarie Group Ltd	7,665	7,312	353	BBB
Prudential Financial Inc	7,427	7,160	267	A
Total – ten largest holdings	$119,607	$112,566	$7,041
Total – fixed-maturity and equity securities	$1,784,656	$1,735,370
Percent of total fixed-maturity and equity securities	7%	6%

For additional information on our invested asset portfolio, see Note 4 (Investments) and Note 5 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Assets:
Due from reinsurers	$4,110,628	$4,115,533	$(4,905)	*
Deferred policy acquisition costs, net	1,500,259	1,351,180	149,079	11%
Liabilities:
Future policy benefits	5,431,711	5,264,608	167,103	3%

*	Less than 1%.

Due from reinsurers. Due from reinsurers reflects future policy benefit and claim reserves due from third-party reinsurers, including the IPO coinsurers. Such amounts are reported as due from reinsurers rather than offsetting future policy benefits. The year-over-year decrease at year-end 2015 was primarily driven by the reduction in the translated amount of due from reinsurers recorded by our Canadian insurance subsidiary that was almost entirely offset by an increase in reinsured future policy benefits from new business.

Deferred policy acquisition costs, net. The increase in DAC was primarily a result of incremental commissions and expenses deferred as a result of new business in 2015, which was not subject to the IPO coinsurance agreements. The year-over-year increase at year-end

2015 was partially offset by the impact of the weaker Canadian dollar on the DAC balance held by our Canadian insurance subsidiary as reported in U.S. dollars.

Future policy benefits. The increase in future policy benefits was primarily a result of the growth in our in-force book of business. The year-over-year increase at year-end 2015 was partially offset by the impact that the weaker Canadian dollar had on the translated balance of future policy benefits recorded by our Canadian subsidiary.

For additional information, see the notes to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares outstanding. During 2015, our life insurance underwriting companies declared and paid ordinary dividends of $62.6 million to the Parent Company. See Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information on insurance subsidiary dividends and statutory restrictions. In addition, our non-life insurance subsidiaries declared and paid dividends of approximately $86.5 million to the Parent Company in 2015. At December 31, 2015, the Parent Company had cash and invested assets of approximately $86.5 million.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$259,089	$237,332	$187,692
Net cash provided by (used in) investing activities	(58,465)	(15,645)	35,484
Net cash provided by (used in) financing activities	(235,268)	(175,883)	(184,940)
Effect of foreign exchange rate changes on cash	(5,059)	(2,789)	(1,468)
Change in cash and cash equivalents	$(39,703)	$43,015	$36,768

Operating activities. The largest item contributing to the increase in operating cash flows in 2015 from 2014 was cash received from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. The additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to generate positive incremental cash flows after payments are made for policy acquisition costs during the first year that policies are issued. Operating cash flows also increased in 2015 compared to 2014 due to lower tax payments relative to income tax expense recorded in net income as a result of temporary tax basis differences in our term life insurance operations, as well as prepayments for Canadian tax remittance in prior years. The year-over-year growth in new life insurance policies issued resulted in higher cash payments for DAC in 2015 as compared with 2014, which partially offset the year-over-year increase in operating cash flows.

The increase in net cash provided by operating activities in 2014 from 2013 was also driven by the impact of an additional year of term life insurance policies issued subsequent to the IPO coinsurance transactions. Partially offsetting the increase in cash provided by operating activities is higher policy acquisition costs due to a higher volume of policies issued in 2014 as compared with 2013.

Investing activities. The increase in cash used in investing activities in 2015 from 2014 was primarily due to the purchase of available-for-sale investments with proceeds obtained from operating activities combined with the lower level of investments that matured or were called in 2015 . The year-over-year change was partially offset by the accumulation of cash from sales of available-for-sale securities to fund our larger and accelerated share repurchases during 2015 compared to 2014.

Cash flows from investing activities changed to a use of cash in 2014 from a source of cash in 2013, primarily due to activity in our available-for-sale invested asset portfolio. In 2014, cash proceeds from sales and maturities of available-for-sale investments were largely offset by purchases of available-for-sale investments. In 2013, net cash proceeds from available-for-sale investments were received and used to fund share and warrant repurchases. The decrease in net cash from available-for-sale investments in 2014 was partially offset by lower purchases of property and equipment in 2014 mostly from assets purchased in connection with the move of our corporate headquarters in 2013.

Financing activities. Net cash used in financing activities during 2015 increased compared to 2014 primarily due to a larger amount of shares that were repurchased, which the Company increased in 2015 given our assessment of the market prices for which we had been able to execute our share repurchases. In addition, an increase in the dividends per share from 2014 to 2015 contributed to a higher amount of cash used in financing activities.

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

Risk-Based Capital (“RBC”). The National Association of Insurance Commissioners (“NAIC”) has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

As of December 31, 2015, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth. Primerica Life’s RBC ratio remained well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of December 31, 2015, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

We have established Peach Re, Inc. ("Peach Re") and Vidalia Re as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Primerica Life has ceded certain term life policies issued prior to 2011 to Peach Re as part of a Regulation XXX redundant reserve financing transaction (the “Peach Re Redundant Reserve Financing Transaction”) and has ceded certain term life policies issued in 2011, 2012, 2013 and 2014 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). These redundant reserve financing transactions allow us to more efficiently manage and deploy our capital. See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at December 31, 2015. No events of default(s) occurred on the Senior Notes during the year ended December 31, 2015.

Financial Ratings. As of December 31, 2015, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior Notes rating
Moody's	Baa2, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of December 31, 2015, Primerica Life’s financial strength ratings were as follows:

Agency	Financial strength rating
Moody’s	A2, stable outlook
Standard & Poor's	AA-, stable outlook
A.M. Best Company	A+, stable outlook

Securities Lending. We participate in securities lending transactions with brokers to increase investment income with minimal risk. See Note 4 (Investments) to our consolidated financial statements included elsewhere in this report for additional information.

Short-Term Borrowings. We had no short-term borrowings as of or during the year ended December 31, 2015.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for a credit enhanced note (the “LLC Note”) as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2029. For more information on the Surplus Note, see Note 10 (Debt) to our consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of December 31, 2015 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) and associated with the Peach Re Redundant Reserve Financing Transaction as described in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report.

Contractual Obligations. Our contractual obligations, including payments due by period, were as follows:

	December 31, 2015
	Total Liability	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Future policy benefits	$5,432	$19,234	$1,361	$2,609	$2,423	$12,841
Policy claims and other benefits payable	238	238	238	-	-	-
Other policyholder funds	356	356	356	-	-	-
Long-term debt principal	375	375	-	-	-	375
Interest obligations	8	174	27	54	48	45
Commissions	28	28	27	1	-	-
Purchase obligations	7	74	47	26	1	-
Operating lease obligations	-	71	7	13	11	40
Current income tax payable	6	6	6	-	-	-
Other liabilities	373	362	336	26	-	-
Total contractual obligations	$6,823	$20,918	$2,405	$2,729	$2,483	$13,301

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

Long-term debt principal relates to our Senior Notes.

Interest obligations (reported within other liabilities in our consolidated balance sheets) reflect expected interest on our notes payable, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on our held-to-maturity invested asset, and a finance charge incurred pursuant to one of our coinsurance agreements as of December 31, 2015. We did not include the principal or interest on the Surplus Note in the table above as the payments due for these items are contractually offset by the principal and interest on the LLC Note as long as we hold the LLC Note. The Company asserts its positive intent and ability to hold the LLC Note until maturity.

Commissions represent commissions that have been earned by our sales force but have not been paid as of December 31, 2015. We are only obligated to pay commissions as earned from sales of our products. The total liability amount is reported within other liabilities in our consolidated balance sheets.

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

Interest Rate Risk. The fair value of the fixed-maturity securities (excluding the held-to-maturity security) in our invested asset portfolio as of December 31, 2015 was approximately $1.7 billion. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolios to decline by approximately $64.0 million, or approximately 4%, based on our actual securities positions as of December 31, 2015.

If interest rates remain at or near historically low levels, we anticipate the average yield of our fixed income investment portfolio, and therefore the investment income derived from it, would decrease as maturing fixed income investments would be replaced with purchases of lower yielding investments.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities, and accumulated comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar would have the opposite effect. Generally, our Canadian dollar-denominated assets are held in support of our Canadian dollar-denominated liabilities. For the year ended December 31, 2015, 16% of our revenues from operations, excluding realized investment gains, and 22% of income from continuing operations before income taxes were generated by our Canadian operations.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2015. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the year ended December 31, 2015 by approximately $6.5 million.

Our investment in the net assets of our Canadian operations is also subject to Canadian currency risk. If we were to assume a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar, the translated value of our net investment in our Canadian subsidiaries in U.S. dollars would decrease by approximately $21.9 million based on net assets as of December 31, 2015. Historically, we have not hedged this exposure, although we may elect to do so in future periods. The impact of translating the balance of net assets of our Canadian operations is recorded in our consolidated balance sheets within the accumulated other comprehensive income component of stockholders’ equity.

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

We also bear credit risk on our investment portfolio related to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest. In an effort to meet business needs and mitigate credit and other portfolio risks, we established investment guidelines that provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” included elsewhere in this report for details on our investment portfolio, including investment strategy, asset mix, and credit ratings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Primerica, Inc.:

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primerica, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primerica, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

February 25, 2016

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,690,043 in 2015 and $1,655,221 in 2014)	$1,731,459	$1,759,120
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $371,742 in 2015 and $228,809 in 2014)	365,220	220,000
Equity securities available-for-sale, at fair value (cost: $39,969 in 2015 and $43,703 in 2014)	47,839	53,390
Trading securities, at fair value (cost: $5,383 in 2015 and $7,710 in 2014)	5,358	7,711
Policy loans	28,627	28,095
Total investments	2,178,503	2,068,316
Cash and cash equivalents	152,294	191,997
Accrued investment income	17,080	17,401
Due from reinsurers	4,110,628	4,115,533
Deferred policy acquisition costs, net	1,500,259	1,351,180
Premiums and other receivables	193,841	181,660
Intangible assets, net	58,318	61,720
Deferred income taxes	30,112	36,082
Other assets	307,185	273,403
Separate account assets	2,063,899	2,440,303
Total assets	$10,612,119	$10,737,595

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	5,431,711	5,264,608
Unearned premiums	628	912
Policy claims and other benefits payable	238,157	245,829
Other policyholders’ funds	356,123	344,978
Notes payable	374,585	374,532
Surplus note	365,220	220,000
Current income tax payable	6,476	15,014
Deferred income taxes	141,649	125,453
Other liabilities	416,417	410,629
Payable under securities lending	71,482	50,211
Separate account liabilities	2,063,899	2,440,303
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,466,347	9,492,469

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2015 and 2014; issued and outstanding 48,297 shares in 2015 and 52,169 shares in 2014)	483	522
Paid-in capital	180,250	353,337
Retained earnings	952,804	795,740
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(19,801)	21,681
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	32,107	74,308
Net unrealized investment losses other-than-temporarily impaired	(71)	(462)
Total stockholders’ equity	1,145,772	1,245,126
Total liabilities and stockholders’ equity	$10,612,119	$10,737,595

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
	2015	2014	2013
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$2,345,444	$2,301,332	$2,265,191
Ceded premiums	(1,595,220)	(1,616,817)	(1,644,158)
Net premiums	750,224	684,515	621,033
Commissions and fees	537,146	527,166	471,808
Investment income net of investment expenses	89,557	89,955	88,752
Interest expense on surplus note	(13,048)	(3,482)	-
Net investment income	76,509	86,473	88,752
Realized investment gains (losses), including other-than- temporary impairment losses	(1,738)	(261)	6,246
Other, net	43,173	40,731	41,159
Total revenues	1,405,314	1,338,624	1,228,998

Benefits and expenses:
Benefits and claims	339,315	311,417	279,931
Amortization of deferred policy acquisition costs	157,727	144,378	129,183
Sales commissions	274,893	268,775	232,237
Insurance expenses	123,021	114,046	103,885
Insurance commissions	16,340	15,353	16,530
Interest expense	33,507	34,570	35,018
Other operating expenses	169,530	174,363	187,208
Total benefits and expenses	1,114,333	1,062,902	983,992
Income from continuing operations before income taxes	290,981	275,722	245,006
Income taxes	101,110	95,888	86,305
Income from continuing operations	189,871	179,834	158,701
Income from discontinued operations, net of income taxes	-	1,578	4,024
Net income	$189,871	$181,412	$162,725

Basic earnings per share:
Continuing operations	$3.70	$3.26	$2.80
Discontinued operations	-	0.03	0.07
Basic earnings per share	$3.70	$3.29	$2.87

Diluted earnings per share:
Continuing operations	$3.70	$3.26	$2.76
Discontinued operations	-	0.03	0.07
Diluted earnings per share	$3.70	$3.29	$2.83

Weighted-average shares used in computing earnings per share:
Basic	50,881	54,567	55,834
Diluted	50,913	54,598	56,625

Supplemental disclosures:
Total impairment losses	$(6,893)	$(4,045)	$(1,095)
Impairment losses recognized in other comprehensive income before income taxes	-	-	479
Net impairment losses recognized in earnings	(6,893)	(4,045)	(616)
Other net realized investment gains	5,155	3,784	6,862
Realized investment gains (losses), including other-than- temporary impairment losses	$(1,738)	$(261)	$6,246

Dividends declared per share	$0.64	$0.48	$0.44

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$189,871	$181,412	$162,725
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	(65,920)	11,228	(68,769)
Reclassification adjustment for realized investment (gains) losses included in net income	1,596	794	(4,909)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income tax expense (benefit)	(41,929)	(20,527)	(13,695)
Total other comprehensive income (loss) before income taxes	(106,253)	(8,505)	(87,373)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(22,961)	3,974	(25,969)
Other comprehensive income (loss), net of income taxes	(83,292)	(12,479)	(61,404)
Total comprehensive income	$106,579	$168,933	$101,321
See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Common stock:
Balance, beginning of period	$522	$548	$564
Repurchases of common stock	(45)	(31)	(29)
Net issuance of common stock	6	5	13
Balance, end of period	483	522	548

Paid-in capital:
Balance, beginning of period	353,337	472,633	602,269
Share-based compensation	33,544	37,494	39,195
Net issuance of common stock	(6)	(5)	(13)
Repurchases of common stock	(207,714)	(154,268)	(101,044)
Repurchases of warrants	-	-	(68,399)
Adjustments to paid-in capital, other	1,089	(2,517)	625
Balance, end of period	180,250	353,337	472,633

Retained earnings:
Balance, beginning of period	795,740	640,840	503,173
Net income	189,871	181,412	162,725
Dividends	(32,807)	(26,512)	(25,058)
Balance, end of period	952,804	795,740	640,840

Accumulated other comprehensive income (loss):
Balance, beginning of period	95,527	108,006	169,410
Change in foreign currency translation adjustment, net of income tax expense (benefit) of $(447) in 2015, $(234) in 2014, and $(182) in 2013	(41,482)	(20,293)	(13,513)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit) of $(22,724) in 2015, $3,731 in 2014, and $(25,619) in 2013	(42,201)	6,929	(47,579)
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit) of $210 in 2015, $477 in 2014, and $(168) in 2013	391	885	(312)
Balance, end of period	12,235	95,527	108,006
Total stockholders’ equity	$1,145,772	$1,245,126	$1,222,027

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$189,871	$181,412	$162,725
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	242,672	258,775	213,788
Deferral of policy acquisition costs	(326,197)	(289,945)	(267,523)
Amortization of deferred policy acquisition costs	157,727	144,378	129,183
Deferred tax provision	38,292	25,757	18,333
Change in income taxes	700	1,090	(6,423)
Realized investment (gains) losses, including other-than-temporary impairments	1,738	261	(6,246)
Gain from sale of business, net	-	(1,578)	-
Accretion and amortization of investments	(1,343)	(4,825)	(4,554)
Depreciation and amortization	10,998	12,266	10,803
Change in due from reinsurers	(49,966)	(90,024)	(73,070)
Change in premiums and other receivables	(11,416)	(11,067)	(8,241)
Trading securities sold, matured, or called (acquired), net	2,308	5,232	(5,265)
Share-based compensation	14,940	17,982	13,788
Change in other operating assets and liabilities, net	(11,235)	(12,382)	10,394
Net cash provided by (used in) operating activities	259,089	237,332	187,692

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	130,608	109,681	98,277
Fixed-maturity securities — matured or called	247,771	314,589	266,738
Equity securities	4,894	2,351	6,200
Available-for-sale investments acquired:
Fixed-maturity securities	(433,457)	(425,904)	(308,904)
Equity securities	(882)	(11,878)	(3,009)
Purchases of property and equipment and other investing activities, net	(7,399)	(7,484)	(23,818)
Proceeds from sale of business	-	3,000	-
Cash collateral received (returned) on loaned securities, net	21,271	(39,641)	(50,075)
Sales (purchases) of short-term investments using securities lending collateral, net	(21,271)	39,641	50,075
Net cash provided by (used in) investing activities	(58,465)	(15,645)	35,484

Cash flows from financing activities:
Dividends paid	(32,807)	(26,512)	(25,058)
Common stock repurchased	(200,084)	(147,922)	(86,280)
Warrants repurchased	-	-	(68,399)
Excess tax benefits on share-based compensation	5,162	5,804	9,590
Tax withholdings on share-based compensation	(7,675)	(6,377)	(14,793)
Cash proceeds from stock options exercised	136	-	-
Payments of deferred financing costs	-	(876)	-
Net cash provided by (used in) financing activities	(235,268)	(175,883)	(184,940)
Effect of foreign exchange rate changes on cash	(5,059)	(2,789)	(1,468)
Change in cash and cash equivalents	(39,703)	43,015	36,768
Cash and cash equivalents, beginning of period	191,997	148,982	112,214
Cash and cash equivalents, end of period	$152,294	$191,997	$148,982

Supplemental disclosures of cash flow information:
Income taxes paid	$62,116	$66,077	$68,599
Interest paid	32,386	33,058	32,905

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

Use of Estimates. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (“DAC”), and liabilities for future policy benefits and unpaid policy claims, and income taxes. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

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

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements at December 31, 2015.

Foreign Currency Translation. Assets and liabilities of our Canadian subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of our Canadian subsidiaries are translated monthly at amounts that approximate weighted-average exchange rates. Translation adjustments resulting from translating the financial statements of our Canadian subsidiaries into U.S. dollars are reported in other comprehensive income (loss).

Investments. Investments are reported on the following bases:

•

Available-for-sale (“AFS”) fixed-maturity securities, including bonds and redeemable preferred stocks not classified as trading securities, are carried at fair value. When quoted market values are unavailable, we obtain estimates from independent pricing services or estimate fair value based upon a comparison to quoted issues of the same issuer or of other issuers with similar characteristics.

•	Held-to-maturity fixed-maturity security, which is carried at amortized cost.
•

Equity securities, including common and nonredeemable preferred stocks, are classified as AFS and are carried at fair value. When quoted market values are unavailable, we obtain estimates from independent pricing services or estimates fair value based upon a comparison to quoted issues of the same issuer or of other issuers with similar characteristics.

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

Unrealized gains and losses on AFS securities are included as a separate component of other comprehensive income, except for other-than-temporary impairments (“OTTI”) discussed below, in the accompanying consolidated statements of comprehensive income.

Investments are reviewed on a quarterly basis for OTTI. Credit risk, interest rate risk, the amount of time the security has been in an unrealized loss position, actions taken by ratings agencies, and other factors are considered in determining whether an unrealized loss is other-than-temporary. OTTI in our accompanying consolidated statements of income reflect the impairment on AFS securities that we intend to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For AFS fixed maturity securities that we have no intent to sell and believe that it is not more likely than not we will be required to sell prior to recovery, only the credit loss component of OTTI is recognized in our accompanying consolidated statements of income, while the remainder is recognized in other comprehensive income (“OCI”) in the accompanying consolidated statements of comprehensive income (loss). The credit loss component of OTTI recognized in net income is identified as the amount of principal cash flows not expected to be received over the remaining term of the security. Any subsequent changes (if not an other-than-temporary impairment) in the fair value of AFS securities are recognized in other comprehensive income in the accompanying statements of comprehensive income.

Interest income on fixed-maturity securities is recorded when earned by determining the effective yield, which gives consideration to amortization of premiums, accretion of discounts, and any previous OTTI. Dividend income on equity securities is recorded when declared. These amounts are included in net investment income in the accompanying consolidated statements of income.

Included within fixed-maturity securities are loan-backed and asset-backed securities. Amortization of the premium or accretion of the discount uses the retrospective method. The effective yield used to determine amortization/accretion is calculated based on actual and historical projected future cash flows and updated quarterly.

Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is recorded in realized gains (losses), including OTTI in the accompanying consolidated statements of income.

Components of OCI. The components of OCI, including the income tax expense or benefit allocated to each component, were as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(41,929)	$(20,527)	$(13,695)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	(447)	(234)	(182)
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(41,482)	$(20,293)	$(13,513)

Unrealized gains (losses) on AFS securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(65,920)	$11,228	$(68,769)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(23,074)	3,930	(24,069)
Change in unrealized holding gains (losses) on AFS securities arising during period, net of income taxes	(42,846)	7,298	(44,700)

Reclassification from accumulated OCI to net income for (gains) losses realized on AFS securities	$1,596	$794	$(4,909)
Income tax (expense) benefits on (gains) losses reclassified from accumulated OCI to net income	560	278	(1,718)
Reclassification from accumulated OCI to net income for (gains) losses realized on AFS securities, net of income taxes	1,036	516	(3,191)
Change in unrealized gains (losses) on AFS securities, net of income taxes and reclassification adjustment	$(41,810)	$7,814	$(47,891)

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

All reinsurance contracts in effect for the three-year period ended December 31, 2015 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

Ceded premiums are treated as a reduction to direct premiums and are recognized when due to the assuming company. Ceded claims are treated as a reduction to direct benefits and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as a reduction to benefits and claims expense and are recognized during the applicable financial reporting period.

Reinsurance premiums, commissions, expense reimbursements and benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying contracts using assumptions consistent with those used to account for the underlying policies. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liabilities and future policy benefits associated with reinsured policies. Ceded policy reserves and claims liabilities relating to insurance ceded are shown as due from reinsurers on the accompanying consolidated balance sheets.

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

DAC. We only defer the costs of acquiring new business to the extent that they result directly from and are essential to the contract transaction(s) and would not have been incurred had the contract transaction(s) not occurred. These deferred policy acquisition costs mainly include commissions and policy issue expenses. All other acquisition-related costs, including unsuccessful acquisition and renewal efforts, are charged to expense as incurred. Also, administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and are charged to expense as incurred.

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

The components of intangible assets were as follows:

	December 31,
	2015			2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Indefinite-lived intangible asset	$45,275	n/a	$45,275	$45,275	n/a	$45,275
Amortizing intangible asset	84,871	(71,828)	13,043	84,871	(68,426)	16,445
Total intangible assets	$130,146	$(71,828)	$58,318	$130,146	$(68,426)	$61,720

We have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with our sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of October 1, 2015 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.

We also have an amortizing intangible asset related to a 1995 sales agreement termination payment to Management Financial Services, Inc. This asset is supported by a non-compete agreement with the founder of our business model. We calculate the amortization of this contract buyout on a straight-line basis over 24 years, which represents the life of the non-compete agreement. Intangible asset amortization expense was approximately $3.4 million in 2015, 2014 and 2013. Amortization expense is expected to be approximately $3.4 million annually during the remainder of the amortization period. No events have occurred during 2015, and no factors exist as of December 31, 2015 that would indicate that the net carrying value of our amortizing intangible asset may not be recoverable or will not be used throughout its estimated useful life.

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

Depreciation expense is included in other operating expenses in the accompanying consolidated statements of income. Depreciation expense was $7.6 million, $7.0 million, and $7.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Property and equipment balances were as follows:

	December 31,
	2015	2014
	(In thousands)
Data processing equipment and software	$60,414	$50,956
Leasehold improvements	13,947	13,910
Other, principally furniture and equipment	27,065	26,763
	101,426	91,629
Accumulated depreciation	(72,017)	(65,166)
Net property and equipment	$29,409	$26,463

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

Policyholder Liabilities. Future policy benefits are accrued over the current and expected renewal periods of the contracts. Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method, including assumptions as to interest rates, mortality, persistency, and other assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The underlying mortality tables are the Society of Actuaries (“SOA”) 65-70, SOA 75-80, SOA 85-90, and the 91 Bragg, modified to reflect various underwriting classifications and assumptions. Interest rate reserve assumptions at December 31, 2015 and 2014 ranged from approximately 3.5% to 7.0%. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.

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

Litigation. The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Contingent litigation- related losses are recognized when probable and can be reasonably estimated. Legal costs, such as attorney’s fees and other litigation-related expenses, that are incurred in connection with resolving litigation are expensed as incurred. These disputes are subject to uncertainties, including indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. Due to the difficulty of estimating costs of litigation, actual costs may be substantially higher or lower than any amounts reserved.

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

Commissions and Fees. We receive commission revenues from the sale of various non-life insurance products. Commissions are generally received on sales of mutual funds and annuities. We also receive trail commission revenues from mutual fund and annuity products based on the net asset value of shares sold by us. We, in turn, pay certain commissions to our sales force. Additionally, we receive marketing and support fees from product originators. We also receive management fees based on the average daily net asset value of managed investments and contracts related to separate account assets issued by Primerica Life Canada. We earn recordkeeping fees for administrative functions that we perform on behalf of several of our mutual fund providers and custodial fees for services performed as a non-bank custodian of our clients’ retirement plan accounts. We, in turn, pay a third-party provider for its servicing of certain of these accounts. Commissions and fees are recognized as income during the period in which they are earned.

Benefits and Expenses. Benefit and expense items are charged to income in the period in which they are incurred. Both the change in policyholder liabilities, which is included in benefits and claims, and the amortization of deferred policy acquisition costs will vary with policyholder persistency.

Share-Based Transactions. For employee and director share-based compensation awards, we determine a grant date fair value, based on the price of our publicly-traded common stock, and recognize the related compensation expense, adjusted for expected forfeitures, in the statement of income on a straight-line basis over the requisite service period for the entire award. For non-employee share-based compensation, we recognize the impact during the period of performance, and the fair value of the award is measured as of the date performance is complete, which is the vesting date. To the extent that a share-based award contains sale restrictions extending beyond the vesting date, we reduce the recognized fair value of the award to reflect the corresponding illiquidity discount. Most non-employee share-based compensation is an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred. We defer these expenses and amortize the impact in the same manner as all other DAC.

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

New Accounting Principles. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue by establishing the core principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized. Insurance contracts are specifically excluded from the scope of ASU 2014-09 and therefore revenue from our insurance product lines will not be affected by the new standard. The amendments in ASU 2014-09, as updated by ASU No. 2015-14, are effective retrospectively for the Company beginning in fiscal year 2018. Early adoption is not permitted. While we are still in the process of evaluating the guidance in ASU 2014-09, we do not expect it will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Debt issuance costs related to a recognized debt liability are currently presented as a deferred charge, or asset, within the balance sheet. ASU 2015-03 requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective retrospectively for the Company beginning in fiscal year 2016, with early adoption permitted. The Company intends to adopt the amendments in ASU 2015-03 beginning in the first quarter of 2016. At

December 31, 2015, the Company had debt issuance costs related to recognized liabilities of approximately $2.8 million within other assets on our consolidated balance sheets that would be reclassified and presented as a direct deduction from the carrying amount of debt liabilities under ASU 2015-03.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 intends to enhance the reporting model for financial instruments and addresses certain aspects of recognition, measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in ASU 2016-01 are effective for the Company beginning in fiscal year 2018. The recognition and measurement provisions of ASU 2016-01 will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. We are still in the process of evaluating the guidance in ASU 2016-01 but we expect its primary impact on the Company will be the recognition of all unrealized gains and losses on AFS equity securities in net income. Currently, all unrealized gains and losses (except for OTTI) on AFS equity securities are recognized in other comprehensive income (loss).  See Note 4 (Investments) for details of unrealized gains and losses on AFS equity securities held by the Company.

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

After the sale, we no longer had significant continuing involvement in the operations of DBL, and its direct cash flows have been eliminated from our ongoing operations. As a result, beginning in 2014, the results of operations for DBL have been reported in discontinued operations for all periods presented in the consolidated statements of income. We had no assets or liabilities related to DBL as of December 31, 2015 and 2014. The results of DBL included in discontinued operations were as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Total revenues from discontinued operations	$-	$-	$36,878
Income from discontinued operations before income taxes	-	2,427	6,192
Provision for income taxes	-	849	2,168
Income from discontinued operations, net income taxes	$-	$1,578	$4,024

(3) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes retail and managed mutual funds and annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. In the United States, we distribute mutual fund and annuity products of several third-party companies. We also earn fees for account servicing on a subset of the mutual funds we distribute. In Canada, we offer a Primerica-branded fund-of-funds mutual fund product, as well as mutual funds of well-known mutual fund companies. These two operating segments are managed separately because their products serve different needs — term life insurance income protection versus wealth-building savings products.

We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to the distribution of non-core products, allocated net investment income, prepaid legal services and various financial products other than our core term life insurance products generally underwritten or offered by third-party providers. All of the Company’s net investment income, except for the portion allocated to the Term Life Insurance segment that represents the assumed interest accreted to its U.S. GAAP-measured future policy benefit reserve liability less DAC, is attributed to the Corporate and Other Distributed Products segment. The results of operations for DBL were previously reported in our Corporate and Other Distributed Products segment and have been reclassified into discontinued operations as discussed in Note 2 (Discontinued Operations).

Results of continuing operations by segment were as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Revenues:
Term life insurance segment	$763,948	$692,560	$627,637
Investment and savings products segment	522,220	512,073	457,138
Corporate and other distributed products segment	119,146	133,991	144,223
Total revenues	$1,405,314	$1,338,624	$1,228,998
Income (loss) from continuing operations before income taxes:
Term life insurance segment	$173,209	$152,101	$148,278
Investment and savings products segment	146,083	146,017	105,149
Corporate and other distributed products segment	(28,311)	(22,396)	(8,421)
Total income from continuing operations before income taxes	$290,981	$275,722	$245,006

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment based on the relative sizes of our life-licensed and securities-licensed independent sales forces. These allocated items include fees charged for access to our sales force support applications and costs incurred for field technology, supervision, training and certain miscellaneous costs. We also allocate certain technology and occupancy costs to our operating segments based on usage. Any remaining unallocated revenue and expense items, as well as realized investment gains and losses, are reported in the Corporate and Other Distributed Products segment. We measure income and loss for the segments on an income before income taxes basis.

Total assets by segment were as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Assets:
Term life insurance segment	$5,639,497	$5,472,415	$5,253,756
Investment and savings products segment (1)	2,157,548	2,545,372	2,609,008
Corporate and other distributed products segment	2,815,074	2,719,808	2,466,980
Total assets	$10,612,119	$10,737,595	$10,329,744

(1)  The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $93.8 million, $105.5 million, and $105.8 million as of December 31, 2015, 2014, and 2013, respectively.

Assets specifically related to a segment are held in that segment. All invested assets held by the Company, including the deposit asset recognized in connection with our 10% coinsurance agreement (the “10% Coinsurance Agreement”) and the held-to-maturity security received in connection with the Vidalia Re Coinsurance Agreement, are reported as assets of the Corporate and Other Distributed Products segment. DAC is recognized in a particular segment based on the product to which it relates. Separate account assets supporting the segregated funds product in Canada are held in the Investment and Savings Products segment. Any remaining unallocated assets are reported in the Corporate and Other Distributed Products segment.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for more information regarding our operating segments.

Segment Measurement Change. In the third quarter of 2015, the Company changed its basis for allocating net investment income, interest expense and invested assets between the Term Life Insurance segment and the Corporate and Other Distributed Products segment in measuring segment results and total assets by segment. Following this change, the amount of net investment income allocated to the Term Life Insurance segment equals the assumed net interest accreted to the segment’s U.S. GAAP-measured future policy benefit reserve liability less DAC. All remaining net investment income earned by the invested asset portfolio, as well as all invested assets held by the Company, has been allocated to the Corporate and Other Distributed Products segment. Concurrent with this change, all interest expense incurred by the Company has been attributed to the Corporate and Other Distributed Products segment, including the financing charge related to the letter of credit issued in connection with the Peach Re Coinsurance Agreement, the fee paid for the credit enhancement feature on the held-to-maturity security received in conjunction with the Vidalia Re Coinsurance Agreement, and the finance charge incurred pursuant to our 10% Coinsurance Agreement (collectively, “the Finance Charges”).

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

The use of captive insurance companies has provided the Company with an efficient method of supporting the portion of statutorily-prescribed term life insurance benefit reserves that are redundant. Accordingly, the net investment income earned by the Company’s invested assets is no longer aligned directly with the level of statutory reserves in the Term Life Insurance segment. As such, the updated measurement of segment results is also consistent with the Company’s strategies for managing capital, which have evolved over time with the use of captive insurance company financing transactions.

The change in measurement of segment information increased total assets in the Corporate and Other Distributed Products segment and decreased total assets in the Term Life Insurance segment by approximately $1.7 billion as of December 31, 2014

Net investment income included in segment revenues and segment income (loss) from continuing operations before income taxes that has been reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment was as follows:

	Year ended December 31,
	2014	2013
	(In thousands)
Revenue and income (loss) from continuing operations before income taxes:
Net investment income reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment	$65,326	$65,767

Interest expense recorded in segment income (loss) from continuing operations before income taxes that has been reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment was as follows:

	Year ended December 31,
	2014	2013
	(In thousands)
Income (loss) from continuing operations before income taxes:
Interest expense reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment	$16,396	$16,846

Geographical Information. Results of continuing operations by country and long-lived assets — primarily tangible assets reported in other assets in our consolidated balance sheets —were as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Revenues by country:
United States	$1,173,556	$1,095,888	$998,186
Canada	231,758	242,736	230,812
Total revenues	$1,405,314	$1,338,624	$1,228,998
Income from continuing operations before income taxes by country:
United States	$225,920	$203,120	$177,312
Canada	65,061	72,602	67,694
Total income from continuing operations before income taxes	$290,981	$275,722	$245,006

	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Long-lived assets by country:
United States	$28,621	$25,897	$24,413
Canada	787	566	637
Total long-lived assets	$29,408	$26,463	$25,050

(4) Investments

AFS Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of AFS fixed-maturity and equity securities follow:

	December 31, 2015
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$20,233	$448	$(22)	$20,659
Foreign government	114,656	7,082	(1,522)	120,216
States and political subdivisions	38,995	2,111	(541)	40,565
Corporates	1,276,965	49,008	(24,211)	1,301,762
Mortgage- and asset-backed securities	239,194	9,818	(755)	248,257
Total fixed-maturity securities(1)	1,690,043	68,467	(27,051)	1,731,459
Equity securities	39,969	8,252	(382)	47,839
Total fixed-maturity and equity securities	$1,730,012	$76,719	$(27,433)	$1,779,298

(1)	Includes approximately $0.1 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2014
	Cost or amortized cost (2)	Gross unrealized gains (2)	Gross unrealized losses (2)	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$15,107	$557	$(17)	$15,647
Foreign government	113,931	8,885	(319)	122,497
States and political subdivisions	38,163	2,719	(188)	40,694
Corporates	1,236,264	83,675	(4,071)	1,315,868
Mortgage- and asset-backed securities	251,756	13,050	(392)	264,414
Total fixed-maturity securities(1)	1,655,221	108,886	(4,987)	1,759,120
Equity securities	43,703	10,717	(1,030)	53,390
Total fixed-maturity and equity securities	$1,698,924	$119,603	$(6,017)	$1,812,510

(1)	Includes approximately $0.7 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

(2)  Balances as of December 31, 2014 have been reclassified to remove approximately $12.3 million in net unrealized foreign currency translation losses for Canadian-denominated securities held by our Canadian subsidiaries in order to conform to current-period reporting classifications. This reclassification had no impact on the fair value of the securities recognized or the components of accumulated OCI presented in the accompanying consolidated balance sheets.

All of our AFS mortgage- and asset-backed securities represent variable interests in variable interest entities (“VIEs”). We are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. The maximum exposure to loss as a result of our involvement in these VIEs equals the carrying value of the securities.

The scheduled maturity distribution of the AFS fixed-maturity portfolio at December 31, 2015 follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$124,507	$125,109
Due after one year through five years	628,560	659,250
Due after five years through 10 years	648,916	646,343
Due after 10 years	48,866	52,500
	1,450,849	1,483,202
Mortgage- and asset-backed securities	239,194	248,257
Total fixed-maturity securities	$1,690,043	$1,731,459

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on AFS securities was as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Net unrealized investment gains including OTTI:
Fixed-maturity and equity securities	$49,286	$113,586
Currency swaps	-	24
OTTI	109	710
Net unrealized investment gains excluding OTTI	49,395	114,320
Deferred income taxes	(17,288)	(40,012)
Net unrealized investment gains excluding OTTI, net of tax	$32,107	$74,308

Trading Securities. We maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $5.4 million and $7.7 million as of December 31, 2015 and 2014, respectively.

Held-to-maturity Security. Concurrent with the execution of the Vidalia Re Coinsurance Agreement, Vidalia Re entered into a Surplus Note Purchase Agreement (the “Surplus Note Purchase Agreement”) with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, “Hannover Re”) and a newly formed limited liability company (the “LLC”) owned by a third party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued a surplus note (the “Surplus Note”) to the LLC in exchange for a credit enhanced note from the LLC with an equal principal amount (the “LLC Note”). The principal amount of both the LLC Note and the Surplus Note will fluctuate over time to coincide with the amount of reserves contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. The LLC Note is guaranteed by Hannover Re through a credit enhancement feature in exchange for a fee, which is reflected in interest expense on our consolidated statements of income.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of December 31, 2015, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $6.5 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 5 (Fair Value of Financial Instruments).

See Note 10 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $18.1 million and $19.9 million as of December 31, 2015 and 2014, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $71.5 million and $50.2 million as of December 31, 2015 and 2014, respectively.

Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Fixed-maturity securities (available-for-sale)	$77,271	$84,687	$89,860
Fixed-maturity security (held-to-maturity)	13,048	3,482	-
Equity securities	2,059	1,862	1,186
Policy loans and other invested assets	1,368	1,448	1,363
Cash and cash equivalents	228	247	272
Market return on deposit asset underlying 10% coinsurance agreement	482	3,095	938
Gross investment income	94,456	94,821	93,619
Investment expenses	(4,899)	(4,866)	(4,867)
Investment income net of investment expenses	89,557	89,955	88,752
Interest expense on surplus note	(13,048)	(3,482)	-
Net investment income	$76,509	$86,473	$88,752

The components of net realized investment gains (losses), as well as details on gross realized investment gains (losses) and proceeds from sales or other redemptions, were as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$5,762	$3,687	$6,734
Gross losses from sales	(465)	(436)	(1,209)
OTTI losses	(6,893)	(4,045)	(616)
Gains (losses) from bifurcated options	(142)	533	1,337
Net realized investment gains (losses)	$(1,738)	$(261)	$6,246

OTTI. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible OTTI. An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an unrealized loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity for fixed-maturity securities or within a reasonable period of time for equity securities.

Our review for OTTI generally entails:

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

AFS fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $626.0 million and $242.0 million as of December 31, 2015 and 2014, respectively.

The following tables summarize, for all AFS securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2015
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$13,651	$(22)	7	$-	$-	-
Foreign government	23,572	(829)	20	2,396	(693)	3
States and political subdivisions	2,729	(44)	6	878	(497)	2
Corporates	413,131	(17,481)	393	34,624	(6,730)	54
Mortgage-and asset-backed securities	92,508	(631)	81	8,221	(124)	15
Total fixed-maturity securities	545,591	(19,007)		46,119	(8,044)
Equity securities	3,652	(287)	17	3,209	(95)	8
Total fixed-maturity and equity securities	$549,243	$(19,294)		$49,328	$(8,139)

	December 31, 2014
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$7,201	$(1)	2	$680	$(16)	1
Foreign government	4,753	(169)	6	3,438	(150)	3
States and political subdivisions	1,694	(4)	3	2,720	(184)	4
Corporates	117,249	(2,839)	129	24,602	(1,232)	45
Mortgage-and asset-backed securities	49,591	(109)	43	16,847	(283)	20
Total fixed-maturity securities	180,488	(3,122)		48,287	(1,865)
Equity securities	4,900	(833)	13	2,303	(197)	1
Total fixed-maturity and equity securities	$185,388	$(3,955)		$50,590	$(2,062)

The amortized cost and fair value of AFS fixed-maturity securities in default were as follows:

	December 31, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$138	$262	$144	$611

Impairment charges recognized in earnings on AFS securities were as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Impairments on fixed-maturity securities not in default	$5,108	$3,656	$609
Impairments on fixed-maturity securities in default	29	-	-
Impairments on equity securities	1,756	389	7
Total impairment charges	$6,893	$4,045	$616

The securities noted above were considered to be other-than-temporarily impaired due to our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; or analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. We also recognized impairment losses related to invested assets held at the Parent Company that we intended to sell to fund share repurchases, as well as credit impairments on certain other investments.

As of December 31, 2015, the unrealized losses on our AFS invested asset portfolio were largely caused by increases in credit spreads. We believe that fluctuations caused by movement in interest rate and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

Net impairment losses recognized in earnings were as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Total impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$706	$1,579	$832
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	-	-	(479)
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely- than-not will not be required to sell before recovery	706	1,579	353
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	6,187	2,466	263
Net impairment losses recognized in earnings	$6,893	$4,045	$616

The roll-forward of the OTTI recognized in net income for all fixed-maturity securities still held follows:

	Year ended December 31,
	2015	2014
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$9,550	$7,970
Additions for OTTI securities where no OTTI were recognized prior to the beginning of the period	2,340	3,654
Additions for OTTI securities where OTTI have been recognized prior to the beginning of the period	2,797	2
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(1,554)	(902)
Reductions for exchanges of securities previously impaired	(1,277)	(1,174)
Cumulative OTTI recognized in net income for securities still held, end of period	$11,856	$9,550

As of December 31, 2015, no impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of December 31, 2015 and 2014, the fair value of these bifurcated options was approximately $5.4 million and $5.8 million, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of December 31, 2015 and 2014. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$20,659	$-	$20,659
Foreign government	-	120,216	-	120,216
States and political subdivisions	-	40,565	-	40,565
Corporates	2,146	1,299,613	3	1,301,762
Mortgage- and asset-backed securities	-	247,525	732	248,257
Total available-for-sale fixed-maturity securities	2,146	1,728,578	735	1,731,459
Equity securities	41,341	6,450	48	47,839
Trading securities	-	5,358	-	5,358
Separate accounts	-	2,063,899	-	2,063,899
Total fair value assets	$43,487	$3,804,285	$783	$3,848,555
Fair value liabilities:
Separate accounts	$-	$2,063,899	$-	$2,063,899
Total fair value liabilities	$-	$2,063,899	$-	$2,063,899

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$15,647	$-	$15,647
Foreign government	-	122,497	-	122,497
States and political subdivisions	-	40,694	-	40,694
Corporates	2,104	1,313,534	230	1,315,868
Mortgage- and asset-backed securities	-	263,527	887	264,414
Total available-for-sale fixed-maturity securities	2,104	1,755,899	1,117	1,759,120
Equity securities	47,169	6,173	48	53,390
Trading securities	-	7,711	-	7,711
Separate accounts	-	2,440,303	-	2,440,303
Total fair value assets	$49,273	$4,210,086	$1,165	$4,260,524
Fair value liabilities:
Separate accounts	$-	$2,440,303	$-	$2,440,303
Total fair value liabilities	$-	$2,440,303	$-	$2,440,303

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

Because many fixed-maturity securities do not trade on a daily basis, third party pricing services generally determine fair value using industry-standard methodologies, which vary by asset class. For corporates, governments, and agency securities, these methodologies include developing prices by incorporating available market information such as U.S. Treasury curves, benchmarking of similar securities including new issues, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities (such as mortgage-and assets-backed securities) with limited trading activity, third-party pricing services generally use industry-standard pricing methodologies that incorporate market information, such as index prices or discounting expected future cash flows based on underlying collateral, and quotes from market participants, to estimate fair value. If these measures are not deemed observable for a particular security, the security will be classified as Level 3 in the fair value hierarchy.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2015	2014
	(In thousands)
Level 3 assets, beginning of period	$1,165	$2,288
Net unrealized gains (losses) included in other comprehensive income	(26)	(153)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	4	439
Settlements	(168)	(1,409)
Transfers into Level 3	-	-
Transfers out of Level 3	(192)	-
Level 3 assets, end of period	$783	$1,165

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators as well as industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no material transfers between Level 1 and Level 3 during the year ended December 31, 2015. We transferred a $1.0 million security from Level 1 to Level 2 during the year ended December 31, 2015  as it was not consistently trading in an active market. There were no material transfers between Level 1 and Level 2 or Level 1 and Level 3 during the year ended December 31, 2014.

Invested assets included in the transfer from Level 3 to Level 2 primarily were fixed-maturity investments for which we were able to obtain independent pricing quotes based on observable inputs.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,731,459	$1,731,459	$1,759,120	$1,759,120
Fixed-maturity security (held-to-maturity)	365,220	371,742	220,000	228,809
Equity securities	47,839	47,839	53,390	53,390
Trading securities	5,358	5,358	7,711	7,711
Policy loans	28,627	28,627	28,095	28,095
Deposit asset underlying 10% coinsurance agreement	181,889	181,889	157,256	157,256
Separate accounts	2,063,899	2,063,899	2,440,303	2,440,303
Liabilities:
Notes payable	$374,585	$398,649	$374,532	$411,916
Surplus note	365,220	371,498	220,000	227,127
Separate accounts	2,063,899	2,063,899	2,440,303	2,440,303

The fair values of financial instruments presented above are estimates of the fair values at a specific point in time using various sources and methods, including market quotations and a complex matrix system that takes into account issuer sector, quality, and spreads in the current marketplace.

Recurring fair value measurements. Estimated fair values of investments in AFS fixed-maturity securities are principally a function of current spreads and interest rates that are corroborated by independent third-party data. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Trading securities, which primarily consist of fixed-maturity securities, are carried at fair value. Equity securities, including common and nonredeemable preferred stocks, are carried at fair value. Segregated funds in separate accounts are carried at the underlying value of the variable insurance contracts, which is fair value.

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

Our policy is to limit the amount of life insurance retained on the life of any one person to $1 million. To limit our exposure with any one reinsurer, we monitor the concentration of credit risk we have with our reinsurance counterparties, as well as their financial condition. No credit losses related to our reinsurance counterparties have been experienced by the Company during the three-year period ended December 31, 2015.

Due from reinsurers represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in due from reinsurers that we paid and which are recoverable from those reinsurers were $25.5 million and $26.0 million as of December 31, 2015 and 2014, respectively.

In connection with our corporate reorganization that included an initial public offering (“IPO”) of our common stock by Citigroup, Inc. (“Citigroup”), Primerica Life, Primerica Life Canada and NBLIC entered into significant coinsurance transactions (the “IPO coinsurance agreements”) on March 30, 2010 with three insurance companies then affiliated with Citigroup (collectively, the “IPO coinsurance”). Under the IPO coinsurance agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies in force at year-end 2009. Because these agreements were part of a business reorganization among entities under common control, they did not generate any deferred gain or loss upon their execution. Concurrent with signing these agreements, we transferred the corresponding account balances in respect of the coinsured policies along with the assets to support the statutory liabilities assumed by the IPO coinsurers. Each of the account balances transferred were at book value with no gain or loss recorded in net income.

Three of the IPO coinsurance agreements satisfy U.S. GAAP risk transfer rules. Under these agreements, we ceded between 80% and 90% of our term life future policy benefit reserves, and we transferred a corresponding amount of assets to the IPO coinsurers. These transactions did not impact our future policy benefit reserves. As such, we have recorded an asset for the same amount of risk transferred in due from reinsurers. We also reduced DAC by a corresponding amount, which reduces future amortization expenses. In addition, we are transferring between 80% and 90% of all future premiums and benefits and claims associated with these policies to the corresponding reinsurance entities. We receive ongoing ceding allowances, which are reflected as a reduction to insurance expenses, to cover policy and claims administration expenses as well as certain corporate overhead charges under each of these reinsurance contracts.

A fourth agreement, the 10% Coinsurance Agreement, relates to a reinsurance transaction with Prime Reinsurance Company (“Prime Re”), an insurance company affiliate of Citigroup, that includes an experience refund provision. This agreement does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the economic reserves. The deposit asset held in support of this agreement was $181.9 million and $157.3 million at December 31, 2015 and 2014, respectively. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on the deposit asset is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. We pay Prime Re a 2% finance charge for any statutory reserves required above the economic reserves. This finance charge is reflected in interest expense in our statements of income.

The following table represents the Company’s in-force life insurance at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Direct life insurance in force	$696,884,429	$685,998,013
Amounts ceded to other companies	(616,252,839)	(607,218,906)
Net life insurance in force	$80,631,590	$78,779,107
Percentage of reinsured life insurance in force	88%	89%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	December 31, 2015		December 31, 2014
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Prime Reinsurance Company(1)	$2,692,721	NR	$2,645,011	NR
SCOR Global Life Reinsurance Companies(2)	362,195	A	373,947	A
Financial Reassurance Company 2010, Ltd.(1)	270,306	NR	320,718	NR
Swiss Re Life & Health America Inc.(3)	254,461	A+	260,734	A+
American Health and Life Insurance Company	176,790	B	175,755	A-
Munich American Reassurance Company	101,466	A+	100,846	A+
Korean Reinsurance Company	91,605	A	89,300	A
RGA Reinsurance Company	81,217	A+	78,143	A+
TOA Reinsurance Company	22,242	A+	20,139	A+
Hannover Life Reassurance Company	20,650	A+	18,694	A+
All other reinsurers	36,975	-	32,246	-
Due from reinsurers	$4,110,628		$4,115,533

NR – not rated

(1)	Reinsurers are affiliates of Citigroup. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.
(2)	Includes amounts ceded to Transamerica Reinsurance Companies and fully retroceded to SCOR Global Life Reinsurance Companies.
(3)	Includes amounts ceded to Lincoln National Life Insurance and 100% retroceded to Swiss Re Life & Health America Inc.

Certain reinsurers with which we do business receive group ratings. Individually, those reinsurers are SCOR Global Life Americas Reinsurance Company, SCOR Global Life U.S.A. Reinsurance Company, SCOR Global Life Re Insurance Company of Delaware, and SCOR Global Life of Canada.

As Prime Re and Financial Reassurance Company 2010, Ltd. (“FRAC”), an insurance company affiliate of Citigroup, do not have financial strength ratings, we required various safeguards prior to executing the IPO coinsurance agreements with these entities. Both IPO coinsurance agreements include provisions to ensure that Primerica Life and Primerica Life Canada receive full regulatory credit for the reinsurance treaties. Under these agreements, Primerica Life and Primerica Life Canada will be able to recapture the ceded business with no fee in the event Prime Re or FRAC do not comply with the various safeguard provisions in their respective IPO coinsurance agreements. Prime Re also has entered into a capital maintenance agreement requiring Citigroup to provide additional funding, if needed, at any point during the term of the agreement up to the maximum as described in the capital maintenance agreement.

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

In determining DAC amortization expense for term life insurance policies, we use interest rates available at the time a policy is issued. For policies issued in 2010 and after, we have been using an increasing interest rate assumption based on the historically low interest rate environment. Interest rate assumptions at December 31, 2015 and 2014 ranged from 3.5% to 7.0%.

DAC is subject to recoverability testing annually and when impairment indicators exist. The recoverability of DAC is dependent on the future profitability of the related policies, which, in turn, is dependent principally upon mortality, persistency, investment returns, and the expense of administering the business, as well as upon certain economic variables, such as inflation.

The balances of and activity in DAC were as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
DAC balance, beginning of period	$1,351,180	$1,208,466	$1,066,422
Capitalization	339,639	303,543	283,341
Amortization	(157,727)	(144,378)	(129,183)
Foreign exchange translation and other	(32,833)	(16,451)	(12,114)
DAC balance, end of period	$1,500,259	$1,351,180	$1,208,466

(8) Separate Accounts

The Funds primarily consist of a series of banded investment funds known as the Asset Builder Funds and a money market fund known as the Cash Management Fund. In 2014, the Funds introduced a registered retirement income fund known as the Strategic Retirement Income Fund (“SRIF”). The principal investment objective of the Asset Builder Funds is to achieve long-term growth while preserving capital. The principal objective of the SRIF is to provide a stream of investment income during retirement plus the opportunity for modest capital appreciation. The Asset Builder Funds and the SRIF use diversified portfolios of publicly-traded Canadian stocks, investment-grade corporate bonds, Government of Canada bonds, and foreign equity investments to achieve their objectives. The Cash Management Fund invests in government guaranteed short-term bonds and short-term commercial and bank papers, with the principal investment objective being the provision of interest income while maintaining liquidity and preserving capital.

Under these contract offerings, benefit payments to contract holders or their designated beneficiaries are only due upon death of the annuitant or upon reaching a specific maturity date. Benefit payments are based on the value of the contract holder’s units in the portfolio at the payment date, but are guaranteed to be no less than 75% of the contract holder’s contribution, adjusted for withdrawals. Account values are not guaranteed for withdrawn units if contract holders make withdrawals prior to the maturity dates. Maturity dates for contracts investing in the Asset Builder Funds and Cash Management Fund vary by contract and range from 10 to 56 years from the contract issuance date. Contracts investing in the SRIF mature when the policyholder reaches age 100, which is a minimum of 20 years after issue. The SRIF is designed to provide periodic retirement income payments and as such, regular withdrawals, subject to legislated minimums, are anticipated. The cumulative effects of the periodic withdrawals are expected to substantially reduce both account and minimum guaranteed values prior to maturity.

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

We periodically assess the exposure related to these contracts to determine whether any additional liability should be recorded. As of December 31, 2015 and 2014, an additional liability for these contracts was deemed to be unnecessary.

The following table represents the fair value of assets supporting separate accounts by major investment category:

	Year ended December 31,
	2015	2014
	(In thousands)
Fixed income securities	$932,934	$1,019,034
Equity securities	1,109,610	1,318,382
Cash and cash equivalents	24,003	104,983
Due to/from funds	(2,817)	(2,536)
Other	169	440
Total separate accounts assets	$2,063,899	$2,440,303

(9) Insurance Reserves

Changes in policy claims and other benefits payable were as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Policy claims and other benefits payable, beginning of period	$245,829	$238,750	$243,145
Less reinsured policy claims and other benefits payable	264,049	248,185	269,279
Net balance, beginning of period	(18,220)	(9,435)	(26,134)
Incurred related to current year	138,139	129,869	147,639
Incurred related to prior years	212	674	(4,956)
Total incurred	138,351	130,543	142,683
Claims paid related to current year, net of reinsured policy claims received	(167,621)	(155,357)	(165,476)
Reinsured policy claims received related to prior years, net of claims paid	23,661	21,881	39,989
Total paid	(143,960)	(133,476)	(125,487)
Sale of DBL	-	(5,047)	-
Foreign currency translation	(1,017)	(805)	(497)
Net balance, end of period	(24,846)	(18,220)	(9,435)
Add reinsured policy claims and other benefits payable	263,003	264,049	248,185
Balance, end of period	$238,157	$245,829	$238,750

See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for details regarding the accounting for policyholder liabilities.

(10) Debt

Notes Payable. Notes payable consisted of the following:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
4.75% Senior Notes, due July 15, 2022	$375,000	$375,000
Unamortized issuance discount on notes payable	(415)	(468)
Total notes payable	$374,585	$374,532

At December 31, 2015, we had $375.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in 2012 at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15, and are scheduled to mature on July 15, 2022. We were in compliance with the covenants of the Senior Notes at December 31, 2015. No events of default occurred on the Senior Notes during the year ended December 31, 2015.

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

Surplus Note. As of December 31, 2015, the principal amount outstanding on the Surplus Note issued by Vidalia Re was approximately $365.2 million, equal to the principal amount of the LLC Note invested asset. The Surplus Note was issued in exchange for the LLC Note, which supports certain obligations of Vidalia Re for a portion of the statutory accounting-based reserves (commonly referred to as Regulation XXX reserves) related to the Vidalia Re Coinsurance Agreement. The principal amount of the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of reserves contractually supported. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for ceded policies issued in 2011, 2012, 2013, and 2014, the maximum principal amounts of the Surplus Note and the LLC Note are expected to be approximately $915.0 million each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the credit enhancement feature underlying the LLC Note. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

See Note 4 (Investments) for more information on the LLC Note.

(11) Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2015
Federal	$46,175	$36,723	$82,898
Foreign	14,600	3,161	17,761
State and local	2,043	(1,592)	451
Total tax expense	$62,818	$38,292	$101,110

Year ended December 31, 2014
Federal	$44,356	$31,590	$75,946
Foreign	24,403	(4,826)	19,577
State and local	1,372	(1,007)	365
Total tax expense	$70,131	$25,757	$95,888

Year ended December 31, 2013
Federal	$33,798	$32,919	$66,717
Foreign	32,797	(14,410)	18,387
State and local	1,377	(176)	1,201
Total tax expense	$67,972	$18,333	$86,305

Total income tax expense from continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the statutory federal tax rate of 35%. The reconciliation for such difference follows:

	Year ended December 31,
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$101,843	35.0%	$96,503	35.0%	$85,752	35.0%
Difference between foreign statutory rate and U.S. statutory rate	(5,531)	(1.9)%	(6,271)	(2.3)%	(5,909)	(2.4)%
Residual U.S. income taxes on foreign earnings not permanently reinvested	3,810	1.3%	3,067	1.1%	2,819	1.2%
Other	988	0.3%	2,589	1.0%	3,643	1.4%
Total tax expense / effective rate	$101,110	34.7%	$95,888	34.8%	$86,305	35.2%

The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Policy benefit reserves and unpaid policy claims	$210,164	$216,768
Intangibles and tax goodwill	39,977	43,822
Future deductible liabilities	17,741	16,892
Share-based compensation	15,698	14,298
Other	8,962	11,546
Total deferred tax assets	292,542	303,326

Deferred tax liabilities:
Deferred policy acquisition costs	(319,250)	(291,683)
Investments	(6,893)	(28,909)
Unremitted earnings on foreign subsidiaries	(2,297)	(2,602)
Reinsurance deposit asset	(63,661)	(55,040)
Other	(11,978)	(14,463)
Total deferred tax liabilities	(404,079)	(392,697)
Net deferred tax liabilities	$(111,537)	$(89,371)

The majority of total deferred tax assets are attributable to future policy benefit reserves and unpaid policy claims, which represents the difference between the financial statement carrying value and tax basis for liabilities related to future policy benefits. The tax basis for future policy benefit reserves and unpaid policy claims is actuarially determined in accordance with guidelines set forth in the Internal Revenue Code. The majority of total deferred tax liabilities are attributable to DAC, which represents the difference between the policy acquisition costs capitalized for U.S. GAAP purposes and those capitalized for tax purposes, as well as the difference in the resulting amortization methods.

The Company has state net operating losses resulting in a deferred tax asset of approximately $8.9 million, which are available for use through 2035. The Company has no other material net operating loss or credit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, there was no deferred tax asset valuation allowance at December 31, 2015 or 2014.

The Company has direct ownership of a group of controlled foreign corporations in Canada. We have asserted a position of permanent reinvestment for the difference in share basis and certain operational earnings. Such operational earnings if not permanently reinvested would have generated a deferred tax liability of approximately $9.3 million as of December 31, 2015. For those operational earnings for which we have not made a permanent reinvestment assertion, we have established a deferred tax liability to account for the U.S. tax liability that will occur upon repatriation of such earnings. As of December 31, 2015, we had approximately $28.9 million in Canadian operational earnings available to be repatriated to the U.S. for which we have not made a permanent reinvestment assertion.

The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $9.3 million and $8.9 million as of December 31, 2015 and 2014, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. As of December 31, 2015 and 2014, the total amount of accrued interest and penalties in the consolidated balance sheets were approximately $2.0 million and $2.6 million, respectively. Additionally, we recognized interest related to unrecognized tax benefits in the consolidated statements of income of less than $0.1 million of expense in 2015, 2014, and 2013.

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
	(In thousands)
Unrecognized tax benefits, beginning of period	$16,014	$16,607
Change in prior period unrecognized tax benefits	(146)	(16)
Change in current period unrecognized tax benefits	2,191	2,102
Reductions as a result of a lapse in statute of limitations	(4,120)	(2,679)
Unrecognized tax benefits, end of period	$13,939	$16,014

We have no penalties included in calculating our provision for income taxes. There is no significant change that is reasonably possible to occur within twelve months of the reporting date.

In connection with our corporate reorganization, we entered into a tax separation agreement with Citigroup, whereby Citigroup agreed to indemnify the Company against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability related to any taxable period ending on or before April 2010. As of December 31, 2015, the Company had a Citigroup tax indemnification asset of $1.7 million.

The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the year ended December 31, 2010 and for the years ended December 31, 2012 and thereafter for federal income tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2011 and thereafter for federal and provincial income tax purposes. For those periods prior to the IPO, we are fully indemnified by Citigroup.

(12) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows.

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Common stock, beginning of period	52,169	54,834	56,374
Shares of restricted common stock issued	-	-	280
Shares issued for stock options exercised	89	4	-
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	574	502	1,122
Common stock retired	(4,535)	(3,171)	(2,942)
Common stock, end of period	48,297	52,169	54,834

The above reconciliation excludes RSUs, which do not have voting rights. As RSUs lapse, we issue common shares with voting rights. As of December 31, 2015, we had a total of approximately 1.1 million RSUs outstanding.

In 2013, we repurchased the remaining equity interest in our Company held by certain private equity funds managed by Warburg Pincus LLC, which included approximately 2.5 million shares of our common stock and all outstanding warrants. The per-share purchase price was determined based on the closing price of our common stock on May 28, 2013, which was the execution date of the agreement to repurchase the shares, and the purchase price per warrant was equal to the per-share purchase price less the warrant exercise price per underlying share as noted above.

In November 2014, our Board of Directors authorized a share repurchase program for up to $150.0 million of our outstanding common stock during 2015 (the “original share repurchase program”). This share repurchase program was completed in August 2015, at which time a new share repurchase program up to $200.0 million was authorized by the Board (the “new share repurchase program”) for purchases through December 31, 2016. Under both the original and the new share repurchase programs, we repurchased 4,326,685 shares of our common stock in open market transactions for an aggregate purchase price of approximately $200.0 million in 2015. As of December 31, 2015, there was approximately $150.0 million of availability remaining for repurchases of our outstanding common stock under the new share repurchase program in 2016.

(13) Earnings Per Share

The Company has outstanding common stock and equity awards that consist of restricted stock, RSUs and stock options. The restricted stock and RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations.

Unvested restricted stock and unvested RSUs are deemed participating securities for purposes of calculating earnings per share (“EPS”) as they maintain dividend rights. We calculate EPS using the two-class method. Under the two-class method, we allocate earnings to common shares (excluding unvested restricted stock) and vested RSUs outstanding for the period. Earnings attributable to unvested participating securities, along with the corresponding share counts, are excluded from EPS as reflected in our consolidated statements of income.

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

The calculation of basic and diluted EPS follows.

	Year ended December 31,
	2015	2014	2013
	(In thousands, except per-share amounts)
Basic EPS:
Numerator (continuing operations):
Income from continuing operations	$189,871	$179,834	$158,701
Income attributable to unvested participating securities	(1,572)	(2,038)	(2,605)
Income from continuing operations used in calculating basic EPS	$188,299	$177,796	$156,096
Numerator (discontinued operations):
Income from discontinued operations	$-	$1,578	$4,024
Income attributable to unvested participating securities	-	(18)	(66)
Income from discontinued operations used in calculating basic EPS	$-	$1,560	$3,958
Denominator:
Weighted-average vested shares	50,881	54,567	55,834
Basic EPS from continuing operations	$3.70	$3.26	$2.80
Basic EPS from discontinued operations	$-	$0.03	$0.07

Diluted EPS:
Numerator (continuing operations):
Income from continuing operations	$189,871	$179,834	$158,701
Income attributable to unvested participating securities	(1,571)	(2,037)	(2,575)
Income from continuing operations used in calculating diluted EPS	$188,300	$177,797	$156,126
Numerator (discontinued operations):
Income from discontinued operations	$-	$1,578	$4,024
Income attributable to unvested participating securities	-	(18)	(65)
Income from discontinued operations used in calculating diluted EPS	$-	$1,560	$3,959
Denominator:
Weighted-average vested shares	50,881	54,567	55,834
Dilutive effect of incremental shares if issued for warrants outstanding	-	-	787
Dilutive effect of incremental shares to be issued for equity awards	32	31	4
Weighted-average shares used in calculating diluted EPS	50,913	54,598	56,625
Diluted EPS from continuing operations	$3.70	$3.26	$2.76
Diluted EPS from discontinued operations	$-	$0.03	$0.07

(14) Share-Based Transactions

The Company has outstanding equity awards under its Omnibus Incentive Plan (“OIP”). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employee directors, and sales force leaders under the OIP. As of December 31, 2015, we had approximately 1.5 million shares available for future grants under this plan.

Employee and Director Share-Based Compensation. As of December 31, 2015, the Company had outstanding restricted stock, RSUs, and stock options issued to our management (officers and other key employees), as well as restricted stock, RSUs, and deferred RSUs issued to our non-employee directors, under the OIP.

Restricted Stock and RSUs. Since 2013, the Company granted shares of restricted stock and RSUs to management (“management restricted stock and RSU awards”) as follows:

•

Prior to 2014, management of the Company’s U.S. based subsidiaries received restricted stock and management of the Company’s Canadian subsidiaries received RSUs. These awards have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

In 2014 and 2015, management (regardless of geography) received RSUs that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date. Awards granted to management in 2014 (the “modified awards”) to provide for such awards to vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The “retirement eligible” provision is expected to be included in all future management grants.

Since 2013, the Company granted shares of restricted stock and RSUs to non-employee members of the Board of Directors (“director restricted stock and RSU awards”) as follows:

•

Prior to 2013, non-employee directors received restricted stock that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

In 2013, non-employee directors received RSUs that have time-based vesting requirements that lapsed approximately one year after the grant date. These awards also contain post-vesting sale restrictions until the non-employee director no longer serves on our Board.

•

Beginning in 2014 and continuing in 2015, non-employee directors received RSUs that have time-based vesting requirements with equal and annual graded vesting over four quarters subsequent to the grant date. These awards also contain post-vesting sale restrictions until the non-employee director no longer serves on our Board.

•	In addition, certain directors elected to defer their cash and/or equity retainers into deferred RSUs, which vest immediately or, if applicable, on the dates the RSUs would have vested.

All of our outstanding management and director restricted stock and RSU awards are eligible for dividends or dividend equivalents regardless of vesting status.

In connection with our granting of management and director restricted stock and RSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Total management and director restricted stock and RSU awards	$13,839	$15,726	$13,101
Tax benefit associated with total management and director restricted stock and RSU award expense	4,668	5,322	3,936

The following table summarizes management and director restricted stock and RSU activity during the years ended December 31, 2015, 2014, and 2013.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee restricted stock and RSUs, December 31, 2012	1,507	$19.72
Granted	322	32.76
Forfeited	(9)	28.72
Vested	(1,098)	17.59
Unvested employee restricted stock and RSUs, December 31, 2013	722	28.67
Granted	279	41.31
Forfeited	(13)	30.49
Vested	(408)	28.53
Unvested employee restricted stock and RSUs, December 31, 2014	580	34.67
Granted	246	52.75
Forfeited	(8)	41.98
Vested	(428)	35.43
Unvested employee restricted stock and RSUs, December 31, 2015	390	45.07

As of December 31, 2015, total compensation cost not yet recognized in our financial statements related to management and director restricted stock and RSU awards with time-based vesting conditions yet to be reached was approximately $5.7 million, and the weighted-average period over which cost will be recognized was 0.8 years.

Stock Options. Beginning in 2013, the Company issued stock options to certain of its executive officers under the OIP as part of their annual equity compensation. The remaining annual equity compensation for these executive officers was granted in the form of management restricted stock awards and RSUs discussed above. Stock options are generally granted with an exercise price equal to the fair market value of our common stock on the grant date, and they expire 10 years from the date of grant. These options have time-based restrictions with equal and annual graded vesting over a three-year period. Stock options issued in 2014 and thereafter provide for such awards to vest upon the voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. Upon retirement, employees have the lesser of three years or the remaining option term to exercise any vested options.

Compensation expense and related tax benefits recognized for stock options awards were as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Expense recognized for stock option awards	$643	$1,803	$323
Tax benefit recognized for stock option awards	225	631	113

The fair value of each option was estimated on the date of grant using the Black-Scholes model. We derived expected volatility after considering the historical volatility of our own stock, which has been trading since April 1, 2010. The Company’s per share dividend yield as of the grant date was used as the input for the expected dividend payout on the underlying shares. The risk-free interest rate was based on the U.S. Treasury yield for a term approximating the expected life of the options at the time of grant. The Company used a blended approach to develop the expected term that considered both actual exercise activity where available along with the simplified method where historical information was not available. All inputs into the Black-Scholes model were estimates made at the time of grant. The actual realized value of each option grant could materially differ from these estimates, which would have no impact to future reported compensation expense.

The following assumptions were used to estimate the fair value of stock options granted:

	Year ended December 31,
	2015	2014	2013
Expected volatility	24.00%	33.00%	30.00%
Expected per share dividend yield	1.20%	1.17%	1.35%
Risk-free interest rate	1.61%	1.81%	1.06%
Expected term of options	5 years	6 years	6 years
Fair value per option	$11.07	$12.54	$8.44

The following table summarizes activity related to stock options outstanding and exercisable during the years ended December 31, 2015 and 2014.

	Outstanding		Exercisable
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
Outstanding at December 31, 2012	-	n/a	—	n/a
Granted	134	$32.63
Exercised	-	-
Outstanding at December 31, 2013	134	32.63	—	n/a
Granted	116	41.20
Exercised	(4)	32.63
Outstanding at December 31, 2014	246	36.67	40	$32.63
Granted	46	53.50
Exercised	(89)	34.89
Outstanding at December 31, 2015	203	41.28	35	36.38

Range of granted option exercise prices outstanding at December 31, 2015:
$32.63 (average term remaining - 7.2 years)	64	$32.63	20	$32.63
$41.20 (average term remaining - 8.2 years)	93	41.20	15	41.20
$53.50 (average term remaining - 9.1 years)	46	53.50	—	n/a

The aggregate intrinsic value represents the difference between the exercise price of our stock options and the quoted closing price of our common stock as of December 31, 2015. A summary of the intrinsic values of our stock options is as follows:

December 31, 2015
(In thousands)
Aggregate intrinsic value of exercisable stock options	$378
Aggregate intrinsic value of stock options expected to vest	830
Aggregate intrinsic value of stock options outstanding	$1,208

The intrinsic value, tax benefit realized and value of shares withheld related to option exercise activity are summarized as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Intrinsic value of options exercised	$1,620	$53	$-
Tax benefit realized from the options exercised	567	19	-
Value of issued shares withheld to satisfy option exercise price	2,966	142	-

As of December 31, 2015, there was approximately $0.3 million of total unrecognized compensation cost related to unvested options, and the weighted-average period over which cost will be recognized was approximately 0.7 years.

Non-Employee Share-Based Compensation. Non-employee share-based transactions relate to the granting of RSUs to members of our sales force (“agent equity awards”). Agent equity awards are generally granted as a part of quarterly contests for successful life insurance policy acquisitions or renewals and for sales of investment and savings products for which the grant and the service period occur within the same calendar quarter.

The following table summarizes non-employee RSU activity during the years ended December 31, 2015, 2014, and 2013.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2012	132	$25.42
Granted	504	32.14
Vested	(532)	29.64
Unvested non-employee RSUs, December 31, 2013	104	36.44
Granted	295	45.08
Vested	(326)	41.23
Unvested non-employee RSUs, December 31, 2014	73	49.98
Granted	326	42.79
Vested	(326)	44.39
Unvested non-employee RSUs, December 31, 2015	73	42.83

Agent equity awards vest and are measured using the fair market value at the conclusion of the quarterly contest, which is the time that performance is complete. However, agent equity awards are subject to long-term sales restrictions expiring over three years. Because the sale restrictions extend up to three years beyond the vesting period, the fair market value of the awards incorporates an illiquidity discount reflecting the risk associated with the post-vesting restrictions. To quantify this discount for each award, we use a series of put option models with one-, two- and three-year tenors to estimate a hypothetical cost of eliminating the downside risk associated with the sale restrictions.

The most significant assumptions in the Black-Scholes models are the volatility assumptions. We derive volatility assumptions primarily from the historical volatility of our common stock using terms comparable to the sale restriction terms.

The following table presents the assumptions used in valuing quarterly RSU grants to agents:

	Year ended December 31,
	2015	2014	2013
Expected volatility	18% to 35%	17% to 31%	20% to 35%
Quarterly dividends expected	$0.16	$0.12	$0.11
Risk-free interest rates	Less than 2%	Less than 2%	Less than 2%

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

Details on the granting and valuation of these awards follow:

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per-share amounts)
Total quarterly non-employee RSUs granted	325,744	294,985	503,737
Measurement date per-share fair value of awards	$40.98 to $46.71	$42.96 to $49.98	$26.39 to $36.44
Illiquidity discounts	8% to 9%	8% to 9%	13% to 18%
Quarterly incentive awards expense recognized currently	$467	$453	$364
Quarterly incentive awards expense deferred	13,423	13,598	15,818
Concurrent tax benefit of deferred expense	4,454	4,500	5,001

As of December 31, 2015, all agent equity awards were fully vested with the exception of approximately 73,000 shares that vested on January 1, 2016. As such, any related compensation cost not recognized as either expense or deferred acquisition costs in our financial statements through December 31, 2015 is immaterial.

(15) Statutory Accounting and Dividend Restrictions

U.S. Insurance Subsidiaries. Our two underwriting U.S. insurance subsidiaries are Primerica Life and NBLIC. Primerica Life wholly owns Peach Re and Vidalia Re, and ceded to each in separate coinsurance arrangements certain level premium term life insurance policies.

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

Primerica Life’s statutory capital and surplus and statutory unassigned surplus at December 31, 2015 and 2014 was as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Statutory capital and surplus	$560,936	$498,992
Statutory unassigned surplus	48,715	9,773

Primerica Life’s statutory net gain from operations was approximately $436.3 million, $267.4 million and $306.7 in 2015, 2014 and 2013, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2015. During 2015, Primerica Life paid ordinary dividends of $45.6 million to the Parent Company and had estimated ordinary dividend capacity of approximately $48.7 million as of January 1, 2016.

Primerica Life’s investment basis in NBLIC, Peach Re, and Vidalia Re reflect their statutory capital and surplus amounts recorded in accordance with statutory accounting practices prescribed or permitted by the NAIC and each subsidiary’s state of domicile; New York and Vermont. Peach Re was formed as a special purpose financial captive insurance company and, with the explicit permission of the Vermont DOI, has included the value of a letter of credit serving as collateral for its policy reserves as an admitted asset in its statutory capital and surplus. This permitted accounting practice was critical to the organization and operational plans of Peach Re and explicitly included in the licensing order issued by the Vermont DOI. The impact of this permitted practice as of December 31, 2015 was approximately $455.7 million on Peach Re’s statutory capital and surplus. As of December 31, 2015, even if Peach Re had not been permitted to include the letter of credit as an admitted asset, Primerica Life would not have been below the minimum statutory capital and surplus level that triggers a regulatory action event. Vidalia Re does not have any permitted accounting practices that are not encompassed in prescribed statutory accounting practices.

Canadian Insurance Subsidiary. Primerica Life Canada is incorporated under the provisions of the Canada Business Corporations Act and is a domiciled Canadian Company subject to regulation under the Insurance Companies Act (Canada) by the Office of the Superintendent of Financial Institutions in Canada (“OSFI”) and by Provincial Superintendents of Financial Institutions/Insurance in those provinces in which Primerica Life Canada is licensed. The statutory financial statements of Primerica Life Canada reported to OSFI are prepared in accordance with International Financial Reporting Standards (“IFRS”).

Primerica Life Canada’s capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds projected capital requirements. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI’s capital guidelines. As of December 31, 2015 and 2014, Primerica Life Canada’s statutory capital and surplus satisfied regulatory requirements and was approximately $252.6 million and $290.1 million, respectively.

In Canada, dividends can be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. Primerica Life Canada’s dividend capacity at January 1, 2016 is estimated to be approximately $92.3 million, which is calculated based on its projection of maintaining internal target capital requirements under certain adverse capital scenarios during each year over the next five years. The actual amount of future dividends that Primerica Life Canada will declare and pay is also subject to the Company’s asserted position of permanent reinvestment of certain unremitted earnings discussed in Note 11 (Income Taxes).

(16) Commitments and Contingent Liabilities

Commitments. We lease office equipment and office and warehouse space under various noncancellable operating lease agreements that expire through June 2028. Total minimum rent expense was $7.2 million, $7.7 million, and $8.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. We had no contingent rent expense during 2015, 2014, or 2013. In March 2013, our agreement to lease our new corporate headquarters in Duluth, Georgia, commenced, which replaced and consolidated substantially all of our prior executive and home office operations. The initial lease term is 15 years with estimated minimum annual rental payments ranging from approximately $4.5 million at inception to approximately $5.6 million in year 15.

As of December 31, 2015, the minimum aggregate rental commitments for operating leases were as follows:

December 31, 2015
(In thousands)
2016	$6,724
2017	6,748
2018	6,108
2019	5,723
2020	5,358
Thereafter	40,375
Total minimum rental commitments for operating leases	$71,036

As of December 31, 2015 and 2014, we had no material capital leases.

Letter of Credit. Effective March 31, 2012, Peach Re entered into a Credit Facility Agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under the Peach Re Coinsurance Agreement.

Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term of approximately 14 years (the “LOC”) for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC periodically increased up to a maximum amount of approximately $507.0 million, which was reached in 2014. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities. As of December 31, 2015, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

The Company is currently undergoing multi-state treasurer unclaimed property audits by 30 jurisdictions focusing on the life insurance claims paying practices of its subsidiaries, Primerica Life and NBLIC. Primerica Life is subject to a multi-state market conduct exam also regarding its life insurance claims paying practices. The West Virginia State Treasurer brought a suit against Primerica Life and other insurance companies alleging violations of the West Virginia unclaimed property act. Other jurisdictions may pursue similar audits, examinations and litigation. The potential outcome of such actions is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. At this time, the Company cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from the resolution of these matters.

(17) Benefit Plans

We sponsor a defined contribution plan for the benefit of our employees. The expense associated with this plan was approximately $6.7 million, $6.5 million, and $6.5 million in 2015, 2014, and 2013, respectively.

(18) Unaudited Quarterly Financial Data

In management’s opinion, the following quarterly consolidated financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited consolidated financial statements. Financial information for the quarters presented was prepared on a consolidated basis.

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per-share amounts)
Direct premiums	$577,458	$588,248	$587,882	$591,856
Ceded premiums	(397,540)	(406,854)	(393,987)	(396,838)
Net premiums	179,918	181,394	193,895	195,018
Commissions and fees	132,835	139,150	132,368	132,794
Net investment income	21,173	19,075	18,715	17,546
Realized investment gains (losses), including OTTI	1,284	597	(259)	(3,360)
Other, net	9,635	10,301	11,105	12,131
Total revenues	344,845	350,517	355,824	354,129
Total benefits and expenses	278,036	273,692	280,871	281,735
Income from continuing operations before income taxes	66,809	76,825	74,953	72,394
Income taxes	23,408	27,652	25,603	24,445
Income from continuing operations	43,401	49,173	49,350	47,949
Income from discontinued operations, net of income taxes	-	-	-	-
Net income	$43,401	$49,173	$49,350	$47,949
Basic earnings per share:
Continuing operations	$0.82	$0.94	$0.98	$0.97
Discontinued operations	-	-	-	-
Basic earnings per share	$0.82	$0.94	$0.98	$0.97
Diluted earnings per share:
Continuing operations	$0.82	$0.94	$0.98	$0.97
Discontinued operations	-	-	-	-
Diluted earnings per share	$0.82	$0.94	$0.98	$0.97

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per-share amounts)
Direct premiums	$568,205	$576,740	$577,482	$578,905
Ceded premiums	(402,715)	(410,546)	(402,198)	(401,359)
Net premiums	165,490	166,194	175,284	177,546
Commissions and fees	126,933	132,039	132,928	135,267
Net investment income	21,599	21,681	20,465	22,728
Realized investment gains (losses), including OTTI	263	831	(281)	(1,074)
Other, net	9,712	9,981	10,445	10,596
Total revenues	323,997	330,726	338,841	345,063
Total benefits and expenses	257,165	254,986	274,821	275,933
Income from continuing operations before income taxes	66,832	75,740	64,020	69,130
Income taxes	23,347	26,469	22,407	23,664
Income from continuing operations	43,485	49,271	41,613	45,466
Income (loss) from discontinued operations, net of income taxes	1,595	-	(18)	-
Net income	$45,080	$49,271	$41,595	$45,466
Basic earnings per share:
Continuing operations	$0.78	$0.89	$0.75	$0.84
Discontinued operations	0.03	-	-	-
Basic earnings per share	$0.81	$0.89	$0.75	$0.84
Diluted earnings per share:
Continuing operations	$0.78	$0.89	$0.75	$0.84
Discontinued operations	0.03	-	-	-
Diluted earnings per share	$0.81	$0.89	$0.75	$0.84

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2015 and 2014.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Primerica, Inc.:

We have audited Primerica, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Primerica, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Primerica, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

February 25, 2016

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K, and as described below portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2015, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.

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

For a list of executive officers, see Part I Item X. Executive Officers and Certain Significant Employees of the Registrant herein.

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

Except for the information above and the information set forth in Part I, Item X. Executive Officers and Certain Significant Employees of the Registrant, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 1: Election of Eleven Directors;
•	Governance — Director Independence;
•	Governance — Code of Conduct;
•	Board of Directors — Board Members;
•	Board of Directors — Board Committees;
•	Board of Directors — Director Legal Matters;
•	Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance;
•	Executive Compensation — Employment Agreements with Executive Team Members;
•	Executive Compensation — Transition Agreements with former Co-Chief Executive Officers;
•	Audit Committee Matters — Audit Committee Report; and
•	Related Party Transactions — Transactions with Citigroup.
Item 11.	Executive Compensation.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Board of Directors — Board Committees — Compensation Committee;
•	Board of Directors — Director Compensation; and
•	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the information set forth in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Stock Ownership — Ownership of our Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Introductory paragraph to Governance;
•	Governance — Director Independence;
•	Board of Directors — Board Committees; and
•	Related Party Transactions.
Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 3: Ratification of the Appointment of KPMG LLP as Our Independent Registered Public Accounting Firm;
•	Board of Directors — Board Committees — Audit Committee; and
•	Audit Committee Matters — Fees and Services of KPMG LLP.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica's Current Report on Form 8-K dated April 1, 2015 (Commission File No. 001-34680).
4.1	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
10.1	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001- 34680).
10.2	80% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.5 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.3	10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.4	Amendment No. 1 dated as of October 5, 2015 to 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.29 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 001-34680).
10.5	80% Coinsurance Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.7 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.6	10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.8 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.7	10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.9 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.8	Capital Maintenance Agreement dated March 31, 2010 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.10 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.9	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.11 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.10	Trust Agreement dated March 29, 2010 among National Benefit Life Insurance Company, American Health and Life Insurance Company and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.12 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.11	Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010, Ltd.	Incorporated by reference to Exhibit 10.13 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.12	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.41 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.13	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.42 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.14	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010 Ltd.	Incorporated by reference to Exhibit 10.43 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).

10.15*	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.16*	Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.22 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.17*	Form of Restricted Stock Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2013 awards).	Incorporated by reference to Exhibit 10.23 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.18*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 awards).	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.19*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2015 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.20*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2013 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.21*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.22*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2015 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.23	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2013 awards).	Incorporated by reference to Exhibit 10.19 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 001-34680).
10.24	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 and 2015 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.25*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
10.26*	Transition Agreement, dated as of January 2, 2015, between the Registrant and Mr. D. Richard Williams.	Incorporated by reference to Exhibit 99.2 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.27*	Transition Agreement, dated as of January 2, 2015, between the Registrant and Mr. John A. Addison, Jr.	Incorporated by reference to Exhibit 99.3 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.28*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.29*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.5 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.30*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.31*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 99.6 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.32*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.33*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.7 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.34*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.35	Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
12.1	Statement re Computation of Ratios.	Filed with the Securities and Exchange Commission as part of this Annual Report.
21.1	Subsidiaries of the Registrant.	Filed with the Securities and Exchange Commission as part of this Annual Report.

23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
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
(1)

Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(c) Financial Statement Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL

STATEMENT SCHEDULES

The Board of Directors and Stockholders of Primerica, Inc.:

Under date of February 25, 2016, we reported on the consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia

February 25, 2016

Schedule I

Consolidated Summary of Investments — Other Than Investments in Related Parties

PRIMERICA, INC.

	December 31, 2015
Type of Investment	Amortized cost or cost	Fair value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds(1):
United States Government and government agencies and authorities	$110,672	$117,714	$117,714
States, municipalities and political subdivisions	39,990	41,582	41,582
Foreign governments	114,656	120,216	120,216
Public utilities	-	-	-
Convertibles and bonds with warrants attached	2,569	2,812	2,812
All other corporate bonds(2)	1,789,925	1,823,457	1,816,935
Certificates of deposit	-	-	-
Redeemable preferred stocks	2,809	2,778	2,778
Total fixed maturities	2,060,621	2,108,559	2,102,037

Equity securities:
Common stocks:
Public utilities	7,488	10,794	10,794
Banks, trusts and insurance companies	8,330	10,264	10,264
Industrial, miscellaneous and all other	9,185	10,598	10,598
Nonredeemable preferred stocks	14,966	16,183	16,183
Total equity securities	39,969	47,839	47,839
Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	28,627	28,627	28,627
Other long-term investments	-	-	-
Short-term investments	-	-	-
Total investments	$2,129,217	$2,185,025	$2,178,503

(1)	Mortgage-and asset-backed securities are included in the investment types listed based on the entity-type that issued these securities.
(2)

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

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Balance Sheets

	December 31,
	2015	2014
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $71,419 in 2015 and $160,839 in 2014)	$71,437	$161,840
Total investments	71,437	161,840
Cash and cash equivalents	15,029	32,634
Due from affiliates*	133	92
Other receivables	659	1,318
Deferred income taxes	8,904	7,311
Investment in subsidiaries*	1,442,608	1,430,484
Other assets	2,033	2,442
Total assets	1,540,803	1,636,121
Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	374,585	374,532
Current income tax payable	2,311	3,287
Deferred income taxes	3,695	3,489
Due to affiliates*	3,912	1,182
Interest payable	8,214	8,214
Other liabilities	2,314	291
Commitments and contingent liabilities (see Note E)
Total liabilities	395,031	390,995
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2015 and 2014; issued and outstanding 48,297 shares in 2015 and 52,169 shares in 2014)	483	522
Paid-in capital	180,250	353,337
Retained earnings	952,804	795,740
Accumulated other comprehensive income, net of income tax	12,235	95,527
Total stockholders’ equity	1,145,772	1,245,126
Total liabilities and stockholders’ equity	$1,540,803	$1,636,121

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the accompanying report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Income

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Revenues:
Dividends from subsidiaries*	$149,187	$319,740	$228,319
Net investment income	2,224	1,010	762
Realized investment gains (losses), including other-than-temporary impairment losses	(1,762)	(1,574)	11
Total revenues	149,649	319,176	229,092
Expenses:
Interest expense	18,177	18,174	18,172
Other operating expenses	10,603	8,667	7,882
Total expenses	28,780	26,841	26,054
Income before income taxes	120,869	292,335	203,038
Income taxes	(7,124)	(7,540)	(7,043)
Income (loss) before equity in undistributed earnings of subsidiaries	127,993	299,875	210,081
Equity in undistributed earnings of subsidiaries*	61,878	(118,463)	(47,356)
Net income	$189,871	$181,412	$162,725

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the accompanying report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$189,871	$181,412	$162,725
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	(41,171)	7,296	(47,651)
Change in unrealized holding gains/(losses) on investment securities	(2,745)	(778)	(358)
Reclassification adjustment for realized investment (gains) losses included in net income	1,762	1,574	(11)
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains of subsidiaries	(41,929)	(20,527)	(13,695)
Total other comprehensive income (loss) before income taxes	(84,083)	(12,435)	(61,715)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(791)	44	(311)
Other comprehensive income (loss), net of income taxes	(83,292)	(12,479)	(61,404)
Total comprehensive income	$106,579	$168,933	$101,321

See the accompanying notes to condensed financial statements.

See the accompanying report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$189,871	$181,412	$162,725
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries* (1)	(74,814)	(70,472)	47,356
Deferred tax provision	(1,434)	(1,778)	(227)
Change in income taxes	(138)	979	(4,912)
Realized investment (gains) losses, including other-than-temporary impairments	1,762	1,574	(11)
Accretion and amortization of investments	808	203	60
Depreciation and amortization	6	23	23
Share-based compensation	1,031	998	718
Change in due to/from affiliates*	2,689	998	(336)
Change in other operating assets and liabilities, net	3,135	(550)	290
Net cash provided by (used in) operating activities	122,916	113,387	205,686

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed maturity securities — sold	71,019	45,312	2,679
Fixed-maturity securities — matured or called	100,900	53,512	20,269
Available-for-sale investments acquired:
Fixed-maturity securities(1)	(72,131)	(10,290)	(33,118)
Net cash provided by (used in) investing activities	99,788	88,534	(10,170)

Cash flows from financing activities:
Dividends paid	(32,807)	(26,512)	(25,058)
Common stock repurchased	(200,084)	(147,922)	(86,280)
Warrants repurchased	-	-	(68,399)
Excess tax benefit on share-based compensation	61	163	79
Tax withholdings on share-based compensation	(7,615)	(6,377)	(14,793)
Cash proceeds from stock options exercised	136	-	-
Net cash provided by (used) in financing activities	(240,309)	(180,648)	(194,451)
Change in cash and cash equivalents	(17,605)	21,273	1,065

Cash and cash equivalents, beginning of period	32,634	11,361	10,296
Cash and cash equivalents, end of period	$15,029	$32,634	$11,361

Supplemental disclosures of cash flow information:
Interest paid	$17,813	$17,813	$17,070

*	Eliminated in consolidation.
(1)

Does not include $12,936 and $188,935 of fixed-maturity securities transferred from subsidiaries in the form of noncash dividends for the years ended December 31, 2015 and December 31, 2014, respectively.

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

We were in compliance with the covenants of the Senior Notes at December 31, 2015. No events of default(s) occurred on the Senior Notes during the year ended December 31, 2015.

(D) Dividends

For the years ended December 31, 2015, 2014, and 2013, the Company received dividends from our non-life insurance subsidiaries of approximately $86.5 million, $71.3 million, and $63.9 million, respectively. For the years ended December 31, 2015, 2014, and 2013, the Company received dividends from our life insurance subsidiaries of approximately $62.6 million, $248.4 million, and $164.4 million, respectively.

(E) Commitments and Contingent Liabilities

We have capital maintenance agreements with Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc., (“Vidalia Re”), special purpose financial captive insurance companies and indirect wholly owned subsidiaries of the Company. Each of the capital maintenance agreement requires us at times to make capital contributions to Peach Re and Vidalia Re to insure that their regulatory accounts as defined in the coinsurance agreements with Primerica Life Insurance Company (“Primerica Life”), a life insurance company and wholly owned subsidiary of the Company, will not be less than $20.0 million for each financial captive insurance company. For Peach Re, the regulatory account will only be used to satisfy obligations under its coinsurance agreement after all other available assets have been used, including a letter of credit (“LOC”) issued by Deutsche Bank for the benefit of Primerica Life. The LOC was issued in 2012 with a term of approximately 14 years. At December 31, 2015, the amount of the LOC outstanding was approximately $455.7  million. For Vidalia Re, the regulatory account will only be used to satisfy obligations under its coinsurance agreement after all other available assets have been used including its held-to-maturity security ultimately guaranteed by Hannover Life Reassurance Company of America.

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

Schedule III

Supplementary Insurance Information

PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned premiums	Other policy benefits and claims payable	Separate account liabilities
	(In thousands)
December 31, 2015
Term Life Insurance	$1,420,727	$5,221,188	$-	$227,384	$-
Investment and Savings Products	51,501	-	-	-	2,063,731
Corporate and Other Distributed Products	28,031	210,523	628	10,773	168
Total	$1,500,259	$5,431,711	$628	$238,157	$2,063,899

December 31, 2014
Term Life Insurance	$1,264,152	$5,052,661	$-	$233,522	$-
Investment and Savings Products	58,156	-	-	-	2,439,863
Corporate and Other Distributed Products	28,872	211,947	912	12,307	440
Total	$1,351,180	$5,264,608	$912	$245,829	$2,440,303

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
	(In thousands)
Year ended December 31, 2015
Term Life Insurance	$728,181	$5,987	$322,232	$147,980	$120,527	$-
Investment and Savings Products	-	-	-	7,952	368,185	-
Corporate and Other Distributed Products	22,043	70,522	17,083	1,795	128,579	908
Total	$750,224	$76,509	$339,315	$157,727	$617,291	$908

Year ended December 31, 2014
Term Life Insurance	$660,684	$4,444	$295,332	$133,331	$111,796	$-
Investment and Savings Products	-	-	-	8,734	357,322	-
Corporate and Other Distributed Products	23,831	82,029	16,085	2,313	137,989	934
Total	$684,515	$86,473	$311,417	$144,378	$607,107	$934

Year ended December 31, 2013
Term Life Insurance	$597,162	$3,029	$262,357	$115,891	$101,111	$-
Investment and Savings Products	-	-	-	11,195	340,794	-
Corporate and Other Distributed Products	23,871	85,723	17,574	2,097	132,973	905
Total	$621,033	$88,752	$279,931	$129,183	$574,878	$905

See the accompanying report of independent registered public accounting firm.

Schedule IV

Reinsurance

PRIMERICA, INC.

	Year ended December 31, 2015
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)
Life insurance in force	$696,884,429	$616,252,839	$-	$80,631,590	—%

Premiums:
Life insurance	$2,343,877	$1,594,606	$-	$749,271	—%
Accident and health insurance	1,567	614	-	953	—%
Total premiums	$2,345,444	$1,595,220	$-	$750,224	—%

	Year ended December 31, 2014
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)
Life insurance in force	$685,998,013	$607,218,906	$-	$78,779,107	—%

Premiums:
Life insurance	$2,299,355	$1,615,847	$-	$683,508	—%
Accident and health insurance	1,977	970	-	1,007	—%
Total premiums	$2,301,332	$1,616,817	$-	$684,515	—%

	Year ended December 31, 2013
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)
Life insurance in force	$679,337,825	$601,309,340	$-	$78,028,485	—%

Premiums:
Life insurance	$2,262,721	$1,642,775	$-	$619,946	—%
Accident and health insurance	2,470	1,383	-	1,087	—%
Total premiums	$2,265,191	$1,644,158	$-	$621,033	—%

See the accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Alison S. Rand	February 25, 2016
Alison S. Rand
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board	February 25, 2016
D. Richard Williams

/s/ John A. Addison, Jr.	Chairman of Primerica Distribution and Director	February 25, 2016
John A. Addison, Jr.

/s/ Glenn J. Williams	Chief Executive Officer (Principal Executive Officer)	February 25, 2016
Glenn J. Williams

/s/ Alison S. Rand	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016
Alison S. Rand

/s/ Joel M. Babbit	Director	February 25, 2016
Joel M. Babbit

/s/ P. George Benson	Director	February 25, 2016
P. George Benson

/s/ Gary L. Crittenden	Director	February 25, 2016
Gary L. Crittenden

/s/ Cynthia N. Day	Director	February 25, 2016
Cynthia N. Day

/s/ Mark Mason	Director	February 25, 2016
Mark Mason

/s/ Robert F. McCullough	Director	February 25, 2016
Robert F. McCullough

/s/ Beatriz R. Perez	Director	February 25, 2016
Beatriz R. Perez

/s/ Barbara A. Yastine	Director	February 25, 2016
Barbara A. Yastine