Form 10-Q
period 2016-03-31
Primerica, Inc.
filed 2016-05-05
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2016
Common Stock, $0.01 Par Value	47,045,782 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2016	December 31, 2015
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,640,210 in 2016 and $1,690,043 in 2015)	$1,705,705	$1,731,459
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $424,007 in 2016 and $371,742 in 2015)	404,860	365,220
Equity securities available-for-sale, at fair value (cost: $40,159 in 2016 and $39,969 in 2015)	49,554	47,839
Trading securities, at fair value (cost: $7,626 in 2016 and $5,383 in 2015)	7,620	5,358
Policy loans	29,825	28,627
Total investments	2,197,564	2,178,503
Cash and cash equivalents	175,717	152,294
Accrued investment income	17,930	17,080
Due from reinsurers	4,160,266	4,110,628
Deferred policy acquisition costs, net	1,559,833	1,500,259
Premiums and other receivables	204,406	193,841
Intangible assets, net (accumulated amortization: $72,680 in 2016 and $71,828 in 2015)	57,467	58,318
Deferred income taxes	31,796	30,112
Other assets	343,701	304,356
Separate account assets	2,264,108	2,063,899
Total assets	$11,012,788	$10,609,290

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$5,518,834	$5,431,711
Unearned premiums	594	628
Policy claims and other benefits payable	243,813	238,157
Other policyholders’ funds	352,650	356,123
Notes payable	372,643	372,552
Surplus note	404,079	364,424
Income taxes	177,457	148,125
Other liabilities	418,469	416,417
Payable under securities lending	87,383	71,482
Separate account liabilities	2,264,108	2,063,899
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,840,030	9,463,518

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2016 and 2015; issued and outstanding 47,295 shares in 2016 and 48,297 shares in 2015)	473	483
Paid-in capital	137,855	180,250
Retained earnings	989,685	952,804
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(3,933)	(19,801)
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	48,747	32,107
Net unrealized investment losses other-than-temporarily impaired	(69)	(71)
Total stockholders’ equity	1,172,758	1,145,772
Total liabilities and stockholders’ equity	$11,012,788	$10,609,290

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended March 31,
	2016	2015
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$597,130	$577,458
Ceded premiums	(395,333)	(397,540)
Net premiums	201,797	179,918
Commissions and fees	128,821	132,835
Investment income net of investment expenses	25,392	23,648
Interest expense on surplus note	(4,154)	(2,475)
Net investment income	21,238	21,173
Realized investment gains (losses), including other-than- temporary impairment losses	(783)	1,284
Other, net	11,889	9,636
Total revenues	362,962	344,846

Benefits and expenses:
Benefits and claims	90,977	82,500
Amortization of deferred policy acquisition costs	43,129	36,213
Sales commissions	66,643	68,457
Insurance expenses	33,311	34,348
Insurance commissions	4,147	3,190
Interest expense	7,173	8,676
Other operating expenses	47,370	44,653
Total benefits and expenses	292,750	278,037
Income before income taxes	70,212	66,809
Income taxes	25,036	23,408
Net income	$45,176	$43,401

Earnings per share:
Basic earnings per share	$0.92	$0.82
Diluted earnings per share	$0.92	$0.82

Weighted-average shares used in computing earnings per share:
Basic	48,550	52,643
Diluted	48,574	52,691

Supplemental disclosures:
Total impairment losses	$(2,027)	$(237)
Impairment losses recognized in other comprehensive income before income taxes	-	-
Net impairment losses recognized in earnings	(2,027)	(237)
Other net realized investment gains (losses)	1,244	1,521
Realized investment gains (losses), including other-than- temporary impairment losses	$(783)	$1,284

Dividends declared per share	$0.17	$0.16

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended March 31,
	2016	2015
	(In thousands)
Net income	$45,176	$43,401
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains/(losses) on investment securities	24,717	15,661
Reclassification adjustment for realized investment (gains) losses included in net income	887	(1,670)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income tax expense (benefit)	16,036	(20,566)
Total other comprehensive income (loss) before income taxes	41,640	(6,575)
Income tax expense (benefit) related to items of other comprehensive income (loss)	9,130	4,667
Other comprehensive income (loss), net of income taxes	32,510	(11,242)
Total comprehensive income	$77,686	$32,159

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended March 31,
	2016	2015
	(In thousands)
Common stock:
Balance, beginning of period	$483	$522
Repurchases of common stock	(12)	(9)
Net issuance of common stock	2	3
Balance, end of period	473	516

Paid-in capital:
Balance, beginning of period	180,250	353,337
Share-based compensation	10,580	15,307
Net issuance of common stock	(2)	(3)
Repurchases of common stock	(52,973)	(44,781)
Adjustments to paid-in capital, other	-	136
Balance, end of period	137,855	323,996

Retained earnings:
Balance, beginning of period	952,804	795,740
Net income	45,176	43,401
Dividends	(8,295)	(8,517)
Balance, end of period	989,685	830,624

Accumulated other comprehensive income (loss):
Balance, beginning of period	12,235	95,527
Change in foreign currency translation adjustment, net of income tax expense (benefit)	15,868	(20,336)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit)	16,640	9,094
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit)	2	-
Balance, end of period	44,745	84,285
Total stockholders’ equity	$1,172,758	$1,239,421

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three months ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$45,176	$43,401
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	60,985	47,672
Deferral of policy acquisition costs	(86,925)	(75,434)
Amortization of deferred policy acquisition costs	43,129	36,213
Change in income taxes	20,855	18,576
Realized investment (gains) losses, including other-than-temporary impairments	783	(1,284)
Accretion and amortization of investments	(597)	(438)
Depreciation and amortization	3,139	2,633
Change in due from reinsurers	(28,825)	(6,956)
Change in premiums and other receivables	(12,919)	456
Trading securities sold, matured, or called (acquired), net	(2,268)	365
Share-based compensation	7,483	8,943
Change in other operating assets and liabilities, net	(15,099)	(10,809)
Net cash provided by (used in) operating activities	34,917	63,338

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	25,104	23,278
Fixed-maturity securities — matured or called	86,609	72,979
Equity securities	-	1,659
Available-for-sale investments acquired:
Fixed-maturity securities	(55,886)	(122,264)
Equity securities	(99)	(625)
Purchases of property and equipment and other investing activities, net	(7,761)	(1,635)
Cash collateral received (returned) on loaned securities, net	15,901	5,411
Sales (purchases) of short-term investments using securities lending collateral, net	(15,901)	(5,411)
Net cash provided by (used in) investing activities	47,967	(26,608)

Cash flows from financing activities:
Dividends paid	(8,295)	(8,517)
Common stock repurchased	(49,945)	(38,749)
Excess tax benefits on share-based compensation	405	3,456
Tax withholdings on share-based compensation	(3,040)	(6,041)
Cash proceeds from stock options exercised	-	136
Net cash provided by (used in) financing activities	(60,875)	(49,715)

Effect of foreign exchange rate changes on cash	1,414	(2,388)
Change in cash and cash equivalents	23,423	(15,373)

Cash and cash equivalents, beginning of period	152,294	191,997
Cash and cash equivalents, end of period	$175,717	$176,624

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2016 and December 31, 2015 and the statements of income, comprehensive income (loss), stockholders' equity and cash flows for the three months ended March 31, 2016 and 2015. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report").

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

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the unaudited condensed consolidated financial statements dated as of March 31, 2016.

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2015 Annual Report.

New Accounting Principles. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Prior to the adoption of ASU 2015-03, debt issuance costs related to a recognized debt liability were presented as a deferred charge, or asset, within the balance sheet. ASU 2015-03 requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 during the three months ended March 31, 2016 and the amendments in the update were applied retrospectively, which resulted in the deduction of debt issuance costs of approximately $2.8 million from other assets and a corresponding reduction in the carrying amounts of the notes payable and surplus note of approximately $2.0 million and $0.8 million, respectively, in our consolidated balance sheets as of December 31, 2015. This update had no impact on our results of operations.

In February 2016, FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (ASC 842). ASU 2016-02 intends to enhance transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet. The amendments in ASU 2016-02 are effective for the Company beginning in fiscal year 2019, with early adoption permitted. The Company intends to adopt the amendments in ASU 2016-02 beginning in the first quarter of 2019, and we are currently in the process of evaluating its impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No 2016-09 (“ASU 2016-09”) Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 intends to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. While we are still in the process of evaluating the guidance in ASU 2016-09, we anticipate that its most notable impact on the Company’s financial statements will involve the change in accounting for the income tax consequences associated with share-based payment transactions in the income statement. The amendments in ASU 2016-09 require that the tax effect of the difference between the cumulative compensation cost of a share-based award recognized for financial reporting purposes and the deduction of the award for tax purposes (“excess tax benefits or deficiencies”) be recognized as income tax expense or benefit in the income statement. Under current U.S. GAAP, the Company recognizes excess tax benefits or deficiencies as an adjustment to additional paid-in capital in the statement of stockholders’ equity. The amendments in ASU 2016-09 that require a change in the accounting for excess tax benefits and deficiencies in the income statement are effective prospectively, with early adoption permitted. The Company intends to adopt the amendments in ASU 2016-09 beginning in the first quarter of 2017. The impact on the income tax consequences of share-based payment transactions from adopting the amendments in ASU 2016-09 will be affected by future market prices of our common stock when we deduct the cost of share-based payment transactions for income tax purposes, and therefore, we are unable to quantify the impact at this time.

Future Application of Accounting Standards. Recent accounting guidance not discussed here and in the 2015 Annual Report is not applicable, is immaterial to our financial statements, or did not or is not expected to have a material impact on our business.

(2) Segment and Geographical Information

Segments. We have two primary operating segments - Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Results of operations by segment were as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Revenues:
Term life insurance segment	$206,278	$182,196
Investment and savings products segment	125,034	129,074
Corporate and other distributed products segment	31,650	33,576
Total revenues	$362,962	$344,846
Income (loss) before income taxes:
Term life insurance segment	$46,080	$36,076
Investment and savings products segment	31,689	35,044
Corporate and other distributed products segment	(7,557)	(4,311)
Total income before income taxes	$70,212	$66,809

Total assets by segment were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Assets:
Term life insurance segment	$5,742,576	$5,638,682
Investment and savings products segment(1)	2,367,439	2,157,548
Corporate and other distributed products segment	2,902,773	2,813,060
Total assets	$11,012,788	$10,609,290

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $103.5 million and $93.8 million as of March 31, 2016 and December 31, 2015, respectively.

Segment Measurement Change. In the third quarter of 2015, the Company changed its basis for allocating net investment income, interest expense and invested assets between the Term Life Insurance segment and the Corporate and Other Distributed Products segment in measuring segment results and total assets by segment. As a result of this change in segment measurement, the amounts of net investment income and interest expense that have been reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment, were approximately $15.9 million and $4.1 million, respectively, for the three months ended

March 31, 2015. For additional discussion regarding this segment measurement change, see Note 3 (Segment and Geographical Information) to our consolidated financial statements within our 2015 Annual Report.

See “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for more information regarding the results of our operating segments.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in Other assets in our unaudited condensed consolidated balance sheets, were as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Revenues by country:
United States	$305,015	$286,141
Canada	57,947	58,705
Total revenues	$362,962	$344,846
Income before income taxes by country:
United States	$54,958	$48,856
Canada	15,254	17,953
Total income before income taxes	$70,212	$66,809

	March 31, 2016	December 31, 2015
	(In thousands)
Long-lived assets by country:
United States	$28,756	$28,621
Canada	859	787
Total long-lived assets	$29,615	$29,408

(3) Investments

Available-for-sale Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of available-for-sale fixed-maturity and equity securities follow:

	March 31, 2016
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$16,675	$565	$-	$17,240
Foreign government	111,706	7,937	(858)	118,785
States and political subdivisions	41,093	2,892	(565)	43,420
Corporates	1,243,942	62,343	(18,400)	1,287,885
Mortgage- and asset-backed securities	226,794	11,872	(291)	238,375
Total fixed-maturity securities(1)	1,640,210	85,609	(20,114)	1,705,705
Equity securities	40,159	10,034	(639)	49,554
Total fixed-maturity and equity securities	$1,680,369	$95,643	$(20,753)	$1,755,259

(1)

Includes approximately $0.1 million of other-than-temporary impairment (“OTTI”) losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2015
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$20,233	$448	$(22)	$20,659
Foreign government	114,656	7,082	(1,522)	120,216
States and political subdivisions	38,995	2,111	(541)	40,565
Corporates	1,276,965	49,008	(24,211)	1,301,762
Mortgage- and asset-backed securities	239,194	9,818	(755)	248,257
Total fixed-maturity securities(1)	1,690,043	68,467	(27,051)	1,731,459
Equity securities	39,969	8,252	(382)	47,839
Total fixed-maturity and equity securities	$1,730,012	$76,719	$(27,433)	$1,779,298

(1)	Includes approximately $0.1 million of OTTI related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at March 31, 2016 follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$71,107	$71,731
Due after one year through five years	675,707	711,733
Due after five years through 10 years	618,931	632,263
Due after 10 years	47,671	51,603
	1,413,416	1,467,330
Mortgage- and asset-backed securities	226,794	238,375
Total fixed-maturity securities	$1,640,210	$1,705,705

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on investments was as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Net unrealized investment gains including OTTI:
Fixed-maturity and equity securities	$74,890	$49,286
OTTI	107	109
Net unrealized investment gains excluding OTTI	74,997	49,395
Deferred income taxes	(26,250)	(17,288)
Net unrealized investment gains excluding OTTI, net of tax	$48,747	$32,107

Trading Securities. We maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $7.6 million and $5.4 million as of March 31, 2016 and December 31, 2015, respectively.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of March 31, 2016, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $19.1 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 4 (Fair Value of Financial Instruments).

See Note 6 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $18.0 million and $18.1 million as of March 31, 2016 and December 31, 2015, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $87.4 million and $71.5 million as of March 31, 2016 and December 31, 2015, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Fixed-maturity securities (available-for-sale)	$19,249	$19,795
Fixed-maturity security (held-to-maturity)	4,154	2,475
Equity securities	520	516
Policy loans and other invested assets	330	359
Cash and cash equivalents	149	43
Market return on deposit asset underlying 10% coinsurance agreement	2,200	1,672
Gross investment income	26,602	24,860
Investment expenses	(1,210)	(1,212)
Investment income net of investment expenses	25,392	23,648
Interest expense on surplus note	(4,154)	(2,475)
Net investment income	$21,238	$21,173

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$1,285	$1,934
Gross losses from sales	(145)	(27)
Other-than-temporary impairment losses	(2,027)	(237)
Gains (losses) from bifurcated options	104	(386)
Net realized investment gains (losses)	$(783)	$1,284

Other-Than-Temporary Impairment. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible OTTI. An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an unrealized loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity for fixed-maturity securities or within a reasonable period of time for equity securities. For additional information, see Note 4 (Investments) to the consolidated financial statements in our 2015 Annual Report.

Available-for-sale fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $324.0 million and $626.0 million as of March 31, 2016 and December 31, 2015, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2016
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	-	$-	$-	-
Foreign government	8,025	(286)	8	5,659	(572)	6
States and political subdivisions	-	-	-	807	(565)	2
Corporates	181,790	(10,925)	192	60,763	(7,475)	79
Mortgage-and asset-backed securities	22,832	(122)	34	16,891	(169)	24
Total fixed-maturity securities	212,647	(11,333)		84,120	(8,781)
Equity securities	5,009	(555)	12	1,429	(84)	7
Total fixed-maturity and equity securities	$217,656	$(11,888)		$85,549	$(8,865)

	December 31, 2015
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$13,651	$(22)	7	$-	$-	-
Foreign government	23,572	(829)	20	2,396	(693)	3
States and political subdivisions	2,729	(44)	6	878	(497)	2
Corporates	413,131	(17,481)	393	34,624	(6,730)	54
Mortgage-and asset-backed securities	92,508	(631)	81	8,221	(124)	15
Total fixed-maturity securities	545,591	(19,007)		46,119	(8,044)
Equity securities	3,652	(287)	17	3,209	(95)	8
Total fixed-maturity and equity securities	$549,243	$(19,294)		$49,328	$(8,139)

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	March 31, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$134	$374	$138	$262

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Impairments on fixed-maturity securities not in default	$1,996	$161
Impairments on fixed-maturity securities in default	4	-
Impairments on equity securities	27	76
Total impairment charges	$2,027	$237

The securities noted above were considered to be other-than-temporarily impaired due to: our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; or analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. We also recognized impairment losses related to invested assets held at the Parent company that we intended to sell to fund share repurchases, as well as credit impairments on certain other investments.

As of March 31, 2016, the unrealized losses on our available-for-sale invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movements in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

Net impairment losses recognized in earnings for available-for-sale securities were as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Total impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$441	$93
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	-	-
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	441	93
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	1,586	144
Net impairment losses recognized in earnings	$2,027	$237

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$11,856	$9,550
Additions for OTTI securities where no OTTI were recognized prior to the beginning of the period	433	21
Additions for OTTI securities where OTTI have been recognized prior to the beginning of the period	1,567	140
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(1,920)	(956)
Reductions for exchanges of securities previously impaired	(1,056)	(1,277)
Cumulative OTTI recognized in net income for securities still held, end of period	$10,880	$7,478

As of March 31, 2016, no impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of March 31, 2016 and December 31, 2015, the fair value of these bifurcated options was approximately $5.5 million and $5.4 million, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of March 31, 2016 and December 31, 2015. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

•

Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; certain mortgage- and asset-backed securities and bifurcated conversion options; and

•

Level 3. Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid fixed-maturity corporate securities, mortgage-and asset-backed securities.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$-	$17,240	$-	$17,240
Foreign government	-	118,785	-	118,785
States and political subdivisions	-	43,420	-	43,420
Corporates	2,156	1,285,726	3	1,287,885
Mortgage- and asset-backed securities	-	237,673	702	238,375
Total fixed-maturity securities	2,156	1,702,844	705	1,705,705
Equity securities	42,942	6,564	48	49,554
Trading securities	-	7,620	-	7,620
Separate accounts	-	2,264,108	-	2,264,108
Total fair value assets	$45,098	$3,981,136	$753	$4,026,987
Fair value liabilities:
Separate accounts	$-	$2,264,108	$-	$2,264,108
Total fair value liabilities	$-	$2,264,108	$-	$2,264,108

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$-	$20,659	$-	$20,659
Foreign government	-	120,216	-	120,216
States and political subdivisions	-	40,565	-	40,565
Corporates	2,146	1,299,613	3	1,301,762
Mortgage- and asset-backed securities	-	247,525	732	248,257
Total fixed-maturity securities	2,146	1,728,578	735	1,731,459
Equity securities	41,341	6,450	48	47,839
Trading securities	-	5,358	-	5,358
Separate accounts	-	2,063,899	-	2,063,899
Total fair value assets	$43,487	$3,804,285	$783	$3,848,555
Fair value liabilities:
Separate accounts	$-	$2,063,899	$-	$2,063,899
Total fair value liabilities	$-	$2,063,899	$-	$2,063,899

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

Because many fixed-maturity securities do not trade on a daily basis, third party pricing services generally determine fair value using industry-standard methodologies, which vary by asset class. For corporates, governments, and agency securities, these methodologies include developing prices by incorporating available market information such as U.S. Treasury curves, benchmarking of similar securities including new issues, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities (such as mortgage-and asset-backed securities) with limited trading activity, third-party pricing services generally use industry-standard pricing methodologies that incorporate market information, such as index prices, or discounting expected future cash flows based on underlying collateral, and quotes from market participants, to estimate fair value. If these measures are not deemed observable for a particular security, the security will be classified as Level 3 in the fair value hierarchy.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Level 3 assets, beginning of period	$783	$1,165
Net unrealized gains (losses) included in other comprehensive income	6	6
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	4	-
Sales	(3)	-
Settlements	(36)	(37)
Transfers into Level 3	-	-
Transfers out of Level 3	(1)	-
Level 3 assets, end of period	$753	$1,134

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no material transfers between Level 1 and Level 2 or between Level 1 and Level 3 during the three months ended March 31, 2016 and 2015.

The table below is a summary of the estimated fair value for financial instruments.

	March 31, 2016		December 31, 2015
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,705,705	$1,705,705	$1,731,459	$1,731,459
Fixed-maturity security (held-to-maturity)	404,860	424,007	365,220	371,742
Equity securities	49,554	49,554	47,839	47,839
Trading securities	7,620	7,620	5,358	5,358
Policy loans	29,825	29,825	28,627	28,627
Deposit asset underlying 10% coinsurance agreement	189,326	189,326	181,889	181,889
Separate accounts	2,264,108	2,264,108	2,063,899	2,063,899
Liabilities:
Notes payable(1)	$372,643	$405,800	$372,552	$398,649
Surplus note(1)	404,079	423,283	364,424	371,498
Separate accounts	2,264,108	2,264,108	2,063,899	2,063,899

(1)	Carrying value amounts shown are net of issuance costs.

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

Nonrecurring fair value measurements. The estimated fair value of the held-to-maturity fixed-maturity security, which is classified as a Level 3 fair value measurement, is derived using the credit spread on similarly rated debt securities and the hypothetical spread of the security’s credit enhancement feature. Policy loans, which are categorized as Level 3 fair value measurements, are carried at the unpaid principal balances. The fair value of policy loans approximate the unpaid principal balances as the timing of repayment is uncertain and the loans are collateralized by the amount of the policy. The deposit asset underlying a 10% coinsurance agreement represents the value of the assets necessary to back the economic reserves held in support of the reinsurance agreement. The carrying value of this deposit asset approximates fair value, which is categorized as Level 3 in the fair value hierarchy. Notes payable represent our publicly-traded senior notes and are valued as a Level 2 fair value measurement using the quoted market price for our notes. The estimated fair value of the Surplus Note is derived by using an assumed credit spread we would expect if Vidalia Re was a credit-rated entity and the hypothetical spread of the Surplus Note’s subordinated structure. The Surplus Note is classified as a Level 3 fair value measurement.

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

Details on in-force life insurance follow:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Direct life insurance in force	$708,276,575	$696,884,429
Amounts ceded to other companies	(624,513,906)	(616,252,839)
Net life insurance in force	$83,762,669	$80,631,590
Percentage of reinsured life insurance in force	88%	88%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	March 31, 2016		December 31, 2015
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Pecan Re Inc.(1) (2)	$2,720,922	NR	$-	-
Prime Reinsurance Company(2)	-	-	2,692,721	NR
SCOR Global Life Reinsurance Companies(3)	358,520	A	362,195	A
Financial Reassurance Company 2010, Ltd.(2)	293,892	NR	270,306	NR
Swiss Re Life & Health America Inc.(4)	251,801	A+	254,461	A+
American Health and Life Insurance Company(2)	176,694	B	176,790	B
Munich American Reassurance Company	101,992	A+	101,466	A+
Korean Reinsurance Company	93,526	A	91,605	A
RGA Reinsurance Company	81,722	A+	81,217	A+
TOA Reinsurance Company	21,702	A+	22,242	A+
Hannover Life Reassurance Company	21,156	A+	20,650	A+
All other reinsurers	38,339	-	36,975	-
Due from reinsurers	$4,160,266		$4,110,628

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
(2)

Includes balances ceded under coinsurance transactions of term life insurance policies that were in force as of December 31, 2009. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.

(3)	Includes amounts ceded to Transamerica Reinsurance Companies and fully retroceded to SCOR Global Life Reinsurance Companies.
(4)	Includes amounts ceded to Lincoln National Life Insurance and fully retroceded to Swiss Re Life & Health America Inc.

Prior to January 1, 2016, Primerica Life had a coinsurance agreement in place with Prime Reinsurance Company (“Prime Re”), an insurance company owned by Citigroup Inc. (“Citigroup”), under which we ceded 80% of the risks and rewards of our U.S. (except New York) term life insurance policies that were in force as of December 31, 2009 (the “80% Coinsurance Agreement”). Beginning on January 1, 2016, Pecan Re Inc. (“Pecan Re”) an insurance company owned by Swiss Re Life & Health America Inc. (“Swiss Re”), assumed Prime Re’s obligations under the 80% Coinsurance Agreement through a novation agreement (the “Novation Agreement”). In addition, the counterparties to the related trust and capital maintenance agreements that provide Primerica Life with statutory reinsurance credit for the 80% Coinsurance Agreement were replaced by Pecan Re and Swiss Re, respectively. No material terms and conditions of the 80% Coinsurance Agreement and the related trust and capital maintenance agreements were modified.

A separate 10% coinsurance agreement remains in place between Primerica Life and Prime Re (the “10% Coinsurance Agreement”) that includes an experience refund provision and does not satisfy U.S. GAAP risk transfer rules. In exchange for our consent to the Novation Agreement, the finance charge on the statutory reserves in excess of economic reserves funded by Prime Re in support of the 10% Coinsurance Agreement was reduced from 3.0% to 2.0% beginning on July 1, 2015 and then from 2.0% to 0.5% beginning on January 1, 2016.

(6) Debt

Notes Payable. At March 31, 2016, the Company had $375.0 million of publicly-traded, senior unsecured notes with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022 (the "Senior Notes"). As of March 31, 2016, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended March 31, 2016.

Further discussion on the Company’s notes payable is included in Note 10 (Debt) to our consolidated financial statements within our 2015 Annual Report.

Surplus Note. At March 31, 2016, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $404.9 million, equal to the principal amount of the LLC Note invested asset. The principal amount of the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of reserves being contractually supported. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for ceded policies issued in 2011, 2012, 2013, and 2014, the maximum principal amounts of the Surplus Note and the LLC Note are expected to be approximately $915.0 million each.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2015 Annual Report.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows.

	Three months ended March 31,
	2016	2015
	(In thousands)
Common stock, beginning of period	48,297	52,169
Shares issued upon the exercise of stock options	-	89
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	229	208
Common stock retired	(1,231)	(911)
Common stock, end of period	47,295	51,555

The above reconciliation excludes RSUs, which do not have voting rights. As the RSUs lapse, we issue common shares with voting rights. As of March 31, 2016, we had a total of approximately 1.2 million RSUs outstanding, excluding the performance-based vesting stock units (“PSUs”) discussed in Note 9 (Share-Based Transactions).

Our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock in August 2015 (the “share repurchase program”) for purchases through December 31, 2016.  Under the share repurchase program, we repurchased 2,280,895 shares of our common stock in open market transactions for an aggregate purchase price of approximately $99.9 million through March 31, 2016. As of March 31, 2016, there is approximately $100.1 million remaining for repurchases of our outstanding common stock under the share repurchase program.

(8) Earnings Per Share

The Company has outstanding common stock and equity awards that consist of restricted stock, RSUs, PSUs and stock options. The restricted stock and RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations.

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

We determine the potential dilutive effect of PSUs and stock options outstanding (“contingently issuable shares”) on EPS using the treasury-stock method. Under this method, we determine the proceeds that would be received from the issuance of the contingently issuable shares if the end of the reporting period were the end of the contingency period. The proceeds from the contingently issuable shares include: the remaining unrecognized compensation expense of the awards, the cash received for the exercise price on stock options, and the resulting effect on the income tax deduction from the vesting of PSUs and the exercise of stock options. We then use the average market price of our common shares during the period the contingently issuable shares were outstanding to determine how many shares we could repurchase with the proceeds raised from the issuance of the contingently issuable shares. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares and vested RSUs by incorporating the increased fully diluted share count to determine diluted EPS.

The calculation of basic and diluted EPS follows.

	Three months ended March 31,
	2016	2015
	(In thousands, except per-share amounts)
Basic EPS
Numerator:
Net income	$45,176	$43,401
Net income attributable to unvested participating securities	(370)	(444)
Net income used in calculating basic EPS	$44,806	$42,957
Denominator:
Weighted-average vested shares	48,550	52,643
Basic EPS	$0.92	$0.82

Diluted EPS
Numerator:
Net income	$45,176	$43,401
Net income attributable to unvested participating securities	(370)	(444)
Net income used in calculating diluted EPS	$44,806	$42,957
Denominator:
Weighted-average vested shares	48,550	52,643
Dilutive effect of incremental shares to be issued for contingently issuable shares	24	48
Weighted-average shares used in calculating diluted EPS	48,574	52,691
Diluted EPS	$0.92	$0.82

(9) Share-Based Transactions

The Company has outstanding equity awards under its Omnibus Incentive Plan ("OIP"). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employee directors, and sales force leaders under the OIP. For more information on equity awards granted under the OIP, see Note 14 (Share-Based Transactions) to our consolidated financial statements within our 2015 Annual Report.

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

The impacts of equity awards granted are as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Total equity awards expense recognized	$7,483	$8,943
Quarterly incentive awards expense deferred	2,692	2,908

On February 24, 2016, the Compensation Committee of the Board of Directors granted the following equity awards to employees in connection with the annual approval of management incentive compensation:

•

204,558 RSUs awarded to management with a measurement-date fair value of $41.88 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

89,540 stock options awarded to the four members of our executive management team (the “executive team”) with a measurement-date fair value of $8.21 per option that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

18,385 PSUs awarded under the OIP to the executive team with a measurement-date fair value of $41.88 per unit. The PSUs will be earned on March 1, 2019 contingent upon the Company achieving a target annual average three-year return on adjusted equity (“ROAE”) for the period from January 1, 2016 through December 31, 2018. The actual number of PSUs that will vest will vary based on the actual ROAE relative to the target ROAE and can range from zero PSUs to 27,577.

All awards granted to employees on February 24, 2016 provide for such awards to vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately vest for a retirement-eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE ending on December 31, 2018, even if that employee retires prior to March 1, 2019.

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term ending on January 15, 2026. As of March 31, 2016, the Company was in compliance with all financial covenants under the Credit Facility Agreement. At March 31, 2016, the amount of the LOC outstanding was approximately $446.4 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves.

Further discussion on the Company’s letter of credit is included in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2015 Annual Report.

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

(11) Other Comprehensive Income

The components of OCI, including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$16,036	$(20,566)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	168	(230)
Change in unrealized foreign currency translation gains (losses), net of income taxes	$15,868	$(20,336)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$24,717	$15,661
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	8,651	5,482
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	16,066	10,179
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	887	(1,670)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	311	(585)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	576	(1,085)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$16,642	$9,094

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2015 to March 31, 2016. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2015 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Investment and Savings Products. In the United States, we distribute mutual fund and managed account products and variable and fixed annuity products of several third-party companies. In Canada, we offer our own Primerica-branded mutual funds, as well as mutual funds of other companies, and segregated funds, which are underwritten by Primerica Life Canada.

Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including various insurance products underwritten by NBLIC, prepaid legal services, and other financial products. These products, except for various insurance products underwritten by NBLIC, are distributed pursuant to distribution arrangements with third parties through our independent agent sales force. Net investment income earned on our invested asset portfolio is recorded in our Corporate and Other Distributed Products segment, with the exception of the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs.  Interest expense incurred by the Company is attributed solely to the Corporate and Other Distributed Products segment.

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

The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. While the Canadian dollar spot rate at March 31, 2016 has improved since December 31, 2015, the average exchange rate for the quarter remained lower on a year-over-year basis. The effects of these trends and conditions are discussed below and in the Results of Operations section.

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

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended March 31,
	2016	2015
New recruits	63,427	53,300
New life-licensed sales representatives	9,666	7,486

New recruits increased during the three months ended March 31, 2016 compared to the prior year period primarily due to our continued focus on recruiting initiatives in recent quarters as well as innovative sales technology including cutting-edge sales tools. New life-licensed representatives increased during the three months ended March 31, 2016 compared to the prior year period primarily due to the increase in recruiting in recent periods and continuous improvements to the licensing processes to accelerate licensing momentum simultaneously with recruiting growth.

The size of our life-licensed sales force was as follows:

	March 31, 2016	December 31, 2015
Life-licensed insurance sales representatives	108,220	106,710

The size of our life-licensed sales force at March 31, 2016 increased compared to December 31, 2015 primarily due to the increase in new life-licensed representatives and slightly lower non-renewals during the first quarter of 2016 compared to the fourth quarter of 2015.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended March 31,
	2016	2015
Average number of life-licensed sales representatives	107,303	98,159
Number of new policies issued	66,376	55,677
Average monthly rate of new policies issued per life- licensed sales representative	0.21	0.19

The average monthly rate of new policies issued per life-licensed sales representative during the three months ended March 31, 2016 was higher period-over-period and on the higher-end of our historical range driven by the positive sales momentum generated by our independent sales force in the first three months of 2016 complemented by successful initiatives implemented in 2015 and continued in 2016.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2016	% of beginning balance	2015	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$693,194		$681,927
Net change in face amount:
Issued face amount	19,790	3%	17,181	3%
Terminations	(13,814)	(2)%	(13,344)	(2)%
Foreign currency	5,462	1%	(7,247)	(1)%
Net change in face amount	11,438	2%	(3,410)	(1)%
Face amount in force, end of period	$704,632		$678,517

Face amount of term life insurance policies in force increased during the three months ended March 31, 2016 primarily due to the higher number of new policies issued while policy terminations as a percentage of beginning face amount in force remained consistent with the prior year period. The strengthening of the Canadian dollar spot rate relative to the U.S. dollar during the three months ended March 31, 2016 also contributed to the increase in face amount. During the three months ended March 31, 2015, the Canadian dollar spot rate weakened relative to the U.S. dollar, which mainly drove the decline in the overall face amount in force in the prior year period.

Investment and Savings Products Sales and Asset Values and Accounts. Investment and savings products sales and average client asset values were as follows:

	Three months ended March 31,		Change
	2016	2015	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$810	$856	$(46)	(5)%
Annuities and other	434	479	(45)	(9)%
Total sales-based revenue generating product sales	1,244	1,335	(91)	(7)%
Managed investments	45	66	(21)	(32)%
Segregated funds and other	87	114	(27)	(24)%
Total product sales	$1,376	$1,515	$(139)	(9)%
Average client asset values:
Retail mutual funds	$28,868	$30,822	$(1,954)	(6)%
Annuities and other	14,077	14,084	(7)	*
Managed investments	1,582	1,446	136	9%
Segregated funds	2,120	2,391	(271)	(11)%
Total average client asset values	$46,647	$48,743	$(2,096)	(4)%
*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Three months ended March 31,
	2016	% of beginning balance	2015	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$47,353		$48,656
Net change in asset values:
Inflows	1,376	3%	1,515	3%
Redemptions	(1,153)	(2)%	(1,246)	(3)%
Net inflows	223	*	269	1%
Change in market value, net	43	*	1,004	2%
Foreign currency, net	555	1%	(734)	(2)%
Net change in asset values	821	2%	539	1%
Asset values, end of period	$48,174		$49,195
*	Less than 1%.

Average number of fee-generating accounts was as follows:

	Three months ended March 31,		Change
	2016	2015	Accounts	%
	(Accounts in thousands)
Average number of fee-generating accounts:
Recordkeeping and custodial accounts	2,191	2,067	124	6%
Recordkeeping only accounts	666	628	38	6%
Total average number of fee-generating accounts	2,857	2,695	162	6%

Product sales. Investment and savings products sales decreased in the first quarter of 2016 compared with the prior year period due to the negative impact that market volatility had on customer sales demand. The assets in our clients’ accounts are invested in diversified funds comprised mainly of U.S. and Canadian equity and fixed-income securities and the attractiveness of these investments was adversely impacted by price volatility during the three months ended March 31, 2016 in these markets.

Average client asset values. The decline in average client asset values in the first quarter of 2016 compared with the comparable period in 2015 can be attributed to market volatility as well as the impact of the lower average value of the Canadian dollar.

Rollforward of client asset values. Client asset values increased in the first quarter of 2016 largely due to the currency translation impact of a higher Canadian dollar period end spot rate on Canadian client assets and positive net investment inflows. During the first quarter of 2015, the negative impact of a lower Canadian dollar period end spot rate on the translated amount of Canadian client assets partially offset the positive market performance of client assets and product sales in excess of redemptions.

Average number of fee-generating accounts. The average number of fee-generating accounts during the three months ended March 31, 2016 increased from the prior year period primarily due to the addition of a mutual fund provider on our recordkeeping and custodial services platform that occurred in March 2015.

Regulatory changes can also impact our product sales. On April 8, 2016, the Department of Labor (“DOL”) published a final regulation (“the DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). In connection with the DOL Fiduciary Rule, the DOL also issued new exemptions and amended the existing exemptions. In so doing, the DOL stated its intent to avoid disruption of common compensation arrangements provided the conditions of the exemptions are met. The DOL Rule has an applicability date of April 10, 2017 with the application of certain requirements delayed until January 1, 2018.

IRAs and other qualified accounts are an important component of the investment and savings products we distribute. We believe that the DOL Fiduciary Rule will necessitate certain changes to our qualified plan business in order for us to continue to help investors save for retirement. We are diligently working through our evaluation of the DOL Fiduciary Rule but have not yet finalized our plans or determined the extent and nature of those changes. As a result, we are currently unable to quantify the impact on our business, financial position or results of operations. During the period ended December 31, 2015, average client assets held in U.S. qualified retirement plans accounted for an estimated 59% of total average client account assets. During the year ended December 31, 2015, product sales of assets held in U.S. qualified retirement plans accounted for approximately 55% of total investment and savings product sales.

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

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of our individual sales representatives generally remains within a relatively narrow range (i.e., an average monthly rate of new policies issued per life-licensed sales representative between 0.18 and 0.22), and consequently, our sales volume over the longer term generally correlates to the size of our sales force.

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

In 2010, as part of our corporate reorganization and the initial public offering of our common stock, we entered into significant coinsurance transactions (the "IPO coinsurance transactions") and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We continue to administer all policies subject to these coinsurance agreements. With each successive period, we expect revenue and earnings growth to continue to decelerate as the size of our in-force book grows and incremental sales have a reduced marginal effect on the size of the then-existing in force book.

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

•

Amortization of DAC. DAC, and therefore amortization of DAC, is reduced on a pro-rata basis for the coinsured business, including the business reinsured under the IPO coinsurance transactions. There is no impact on amortization of DAC associated with our YRT contracts.

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

Investment and Savings Products Segment. Our Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing management, marketing and distribution fees, and the number of recordkeeping and custodial fee generating accounts we administer.

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

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties. NBLIC also has in-force policies from several discontinued lines of insurance, including its closed block of student life insurance business.

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

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk included in our 2015 Annual Report and Note 2 (Segment and Geographical Information) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2015 Annual Report. The most significant items on our condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Accounting Policy Changes. During the three months ended March 31, 2016, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2015 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$597,130	$577,458	$19,672	3%
Ceded premiums	(395,333)	(397,540)	(2,207)	(1)%
Net premiums	201,797	179,918	21,879	12%
Commissions and fees	128,821	132,835	(4,014)	(3)%
Investment income net of investment expenses	25,392	23,648	1,744	7%
Interest expense on surplus note	(4,154)	(2,475)	1,679	68%
Net investment income	21,238	21,173	65	*
Realized investment gains (losses), including other-than-temporary impairment losses	(783)	1,284	(2,067)	(161)%
Other, net	11,889	9,636	2,253	23%
Total revenues	362,962	344,846	18,116	5%

Benefits and expenses:
Benefits and claims	90,977	82,500	8,477	10%
Amortization of DAC	43,129	36,213	6,916	19%
Sales commissions	66,643	68,457	(1,814)	(3)%
Insurance expenses	33,311	34,348	(1,037)	(3)%
Insurance commissions	4,147	3,190	957	30%
Interest expense	7,173	8,676	(1,503)	(17)%
Other operating expenses	47,370	44,653	2,717	6%
Total benefits and expenses	292,750	278,037	14,713	5%
Income before income taxes	70,212	66,809	3,403	5%
Income taxes	25,036	23,408	1,628	7%
Net income	$45,176	$43,401	$1,775	4%
*	Less than 1%.

Results for the Three Months Ended March 31, 2016 and 2015

Total revenues. Total revenues for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 increased primarily due to incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these same transactions is reflected in the decline in ceded premiums. In addition, strong term life insurance policy sales in recent periods drove growth in direct premiums, which further contributed to the increase in net premiums. Growth in net premiums was partially offset by lower revenue from our Investment and Savings Products segment mostly attributable to the negative impact that market volatility had on customer sales demand and average client asset values.

Net investment income was relatively flat year-over-year as the lower yield of our invested asset portfolio due to the continued impact of low interest rates was offset by a positive mark-to-market on the deposit asset backing a 10% coinsurance agreement. Interest expense on surplus note will fluctuate from period to period along with the principal amount of our surplus note (the “Surplus Note”) based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by our Vidalia Re, Inc. (“Vidalia Re”) captive insurance company. Investment income earned on our held-to-maturity invested asset completely offsets the interest expense on Surplus Note, thereby eliminating any impact on net investment income.

For more information on the Surplus Note, see Note 6 (Debt) and for additional information on the redundant reserve financing transaction used by Vidalia Re, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Other, net revenues increased in 2016 driven by an increase in fees collected for our web-based sales force support system due to the increased size of our sales force. The growth in these fees has been accompanied by higher technology spending and resource utilization incurred to enhance the support system’s tools and accommodate increased capacity. We allocate fees collected for our web-based sales force support system between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales force representatives that are licensed to sell products in each respective segment. As a result, a similar increase in Other, net revenues is shown in the segment results of both the Term Life Insurance segment and the Investment and Savings Products segment that follow this section.

Total benefits and expenses. The growth in total benefits and expenses for the three months ended March 31, 2016 was largely the result of the growth in revenue-related costs which included benefits and claims, amortization of DAC, insurance commissions, and other operating expenses, which includes increased technology costs incurred to support business growth. Partially offsetting the growth in benefits and expenses was the decrease in Investment and Savings Products segment commissions, which was largely in line with the percentage decrease in commissions and fees revenues.

Income taxes. Our effective income tax rate was 35.7% and 35.0% for the three months ended March 31, 2016 and 2015, respectively. The change in the effective income tax rate was due to a smaller portion of pre-tax income being derived in Canada as well as increases made in 2015 to the estimated amount of current Canadian earnings that may be repatriated to the U.S and taxed at the higher U.S. federal rate.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$589,244	$569,164	$20,080	4%
Ceded premiums	(393,270)	(395,122)	(1,852)	*
Net premiums	195,974	174,042	21,932	13%
Allocated net investment income	1,848	1,405	443	32%
Other, net	8,456	6,749	1,707	25%
Total revenues	206,278	182,196	24,082	13%
Benefits and expenses:
Benefits and claims	86,795	77,990	8,805	11%
Amortization of DAC	41,225	35,017	6,208	18%
Insurance expenses	31,210	32,511	(1,301)	(4)%
Insurance commissions	968	602	366	61%
Total benefits and expenses	160,198	146,120	14,078	10%
Income before income taxes	$46,080	$36,076	$10,004	28%
*	Less than 1%.

Results for the Three Months Ended March 31, 2016 and 2015

Net premiums. Net premiums grew for the three months ended March 31, 2016 compared to the prior year period mostly due to incremental premiums on term life insurance policies not subject to the IPO coinsurance transactions. Ceded premiums declined primarily due to the run-off of business subject to the IPO coinsurance transactions. Strong term life insurance policy sales in recent periods contributed to the increase in direct premiums and also are reflected in the growth in net premiums. The continued impact of increases in direct premiums not subject to the IPO coinsurance transactions and the run-off of business subject to the IPO coinsurance transactions resulted in net premiums growing faster than direct premiums.

Benefits and claims. In comparing the three months ended March 31, 2016 to the three months ended March 31, 2015, benefits and claims increased at a slightly slower rate than net premiums due to the impact of modestly lower persistency on policy reserves. Incurred claims experience during the first quarter of 2016 was in line with historical activity.

Amortization of DAC. The amortization of DAC increased at a higher rate than net premiums due to the impact of modestly lower persistency during the first three months of 2016 versus the same period in 2015.

Insurance expenses. Insurance expenses for the three months ended March 31, 2016 compared to the prior year period decreased as higher growth-related expenses were more than offset by lower employee compensation-related expenses in the segment.  The reduction in employee compensation-related expenses largely relates to changes in the Company’s management structure that occurred in April 2015 which reduced total company expenses and reallocated a portion of expenses from the Term Life Insurance segment to the Corporate and Other Distributed Products segment.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$56,220	$60,035	$(3,815)	(6)%
Asset-based revenues	55,306	56,837	(1,531)	(3)%
Account-based revenues	11,308	10,452	856	8%
Other, net	2,200	1,750	450	26%
Total revenues	125,034	129,074	(4,040)	(3)%
Expenses:
Amortization of DAC	1,919	1,201	718	60%
Insurance commissions	2,631	1,971	660	33%
Sales commissions:
Sales-based	40,328	42,442	(2,114)	(5)%
Asset-based	23,093	23,251	(158)	(1)%
Other operating expenses	25,374	25,165	209	1%
Total expenses	93,345	94,030	(685)	(1)%
Income before income taxes	$31,689	$35,044	$(3,355)	(10)%

Results for the Three Months Ended March 31, 2016 and 2015

Commissions and fees. The decrease in commissions and fees during the three months ended March 31, 2016 compared to the prior year period was largely attributable to declines in product sales and average client asset values as well as the impact of foreign currency translation of a weaker average Canadian dollar. Both sales and asset-based revenues were negatively impacted by market volatility as discussed earlier in the Business Trends and Conditions section. Account-based revenue increased due to the increase in the average number of fee generating accounts from the addition of a mutual fund provider on our recordkeeping and custodial services platform during 2015.

Amortization of DAC. During the three months ended March 31, 2016, amortization of Canadian segregated funds DAC increased as the market performance of the underlying funds was not as favorable during the first three months of 2016 compared with the comparable period in 2015.

Insurance commissions. During the three months ended March 31, 2016, insurance commissions increased due in large part to a change made in trail commission rates on our Canadian segregated funds during the second quarter of 2015.

Sales commissions. The decrease in sales-based commissions in the three months ended March 31, 2016 compared to the prior year period was relatively consistent with the decline in sales-based revenues noted above. The decrease in asset-based commissions was relatively consistent with the decrease in asset-based revenue when excluding Canadian segregated funds revenue. The relevant costs associated with asset-based revenue from Canadian segregated funds are recorded within insurance commissions and amortization of DAC.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$7,886	$8,294	$(408)	(5)%
Ceded premiums	(2,063)	(2,418)	(355)	(15)%
Net premiums	5,823	5,876	(53)	(1)%
Commissions and fees	5,987	5,511	476	9%
Allocated investment income net of investment expenses	23,544	22,243	1,301	6%
Interest expense on surplus note	(4,154)	(2,475)	1,679	68%
Allocated net investment income	19,390	19,768	(378)	(2)%
Realized investment gains (losses), including OTTI losses	(783)	1,284	(2,067)	(161)%
Other, net	1,233	1,137	96	8%
Total revenues	31,650	33,576	(1,926)	(6)%
Benefits and expenses:
Benefits and claims	4,182	4,510	(328)	(7)%
Amortization of DAC	(15)	(5)	10	*
Insurance expenses	2,101	1,837	264	14%
Insurance commissions	548	617	(69)	(11)%
Sales commissions	3,222	2,764	458	17%
Interest expense	7,173	8,676	(1,503)	(17)%
Other operating expenses	21,996	19,488	2,508	13%
Total benefits and expenses	39,207	37,887	1,320	3%
Loss before income taxes	$(7,557)	$(4,311)	$3,246	75%
*	Not meaningful.

Results for the Three Months Ended March 31, 2016 and 2015

Total revenues. The decrease in total revenues for the three months ended March 31, 2016 was primarily attributable to the net realized investment losses recognized in the first three months of 2016 compared to the net realized investment gains recognized in the comparable period in 2015. The change in realized investment gains (losses) was largely the result of additional market price declines of securities for which we previously identified our intent to sell.  Net premiums, which relate to our closed block lines of business, remained consistent with the prior year period. Commissions and fees revenue increased year-over-year due to stronger sales of other fee-based distributed products. Allocated net investment income activity was driven by the same factors discussed in the consolidated “Primerica, Inc. and Subsidiaries Results” discussion earlier in this section.

Total benefits and expenses. The increase in total benefits and expenses for the three months ended March 31, 2016 compared to the prior year period was largely due to annual employee merit increases as well as the attribution of expenses between segments as described in the Term Life Insurance segment discussion above.

The decrease in interest expense was primarily due to the negotiated reduction in the finance charge incurred on the statutory reserves in excess of economic reserves supporting a 10% coinsurance agreement and financing arrangement. For more information regarding this reduced finance charge, refer to Note 5 (Reinsurance) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors. As of March 31, 2016, we did not hold any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

We may direct our investment managers to invest some of our invested asset portfolio in currencies other than the U.S. dollar. For example, a portion of our portfolio is invested in assets denominated in Canadian dollars, which, at minimum, would equal our reserves for policies denominated in Canadian dollars. Additionally, to ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our invested asset portfolio and our general liability profile.

We hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2029, was obtained in exchange for the Surplus Note of equal principal amount issued by Vidalia Re, a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. For more information on the LLC Note, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	March 31, 2016	December 31, 2015
Average rating of our fixed-maturity portfolio	A-	A-
Average duration of our fixed-maturity portfolio	4.1 years	4.0 years
Average book yield of our fixed-maturity portfolio	4.46%	4.40%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating follows:

	March 31, 2016		December 31, 2015
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$274,389	17%	$292,169	17%
AA	133,892	8%	125,682	7%
A	371,000	23%	386,140	23%
BBB	762,989	46%	801,732	48%
Below investment grade	105,259	6%	89,301	5%
Not rated	301	*	377	*
Total	$1,647,830	100%	$1,695,401	100%
*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	March 31, 2016
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Canada	$26,112	$24,546	$1,566	AAA
General Electric Co	15,031	14,845	186	AA+
Wells Fargo & Co	13,352	12,835	517	A
Province of Ontario Canada	9,629	8,960	669	AA-
National Rural Utilities Cooperative	9,311	7,765	1,546	A
Iberdrola SA	9,080	8,473	607	BBB
Anheuser-Busch InBev SA/NV	8,490	7,855	635	A-
National Fuel Gas Co	8,409	8,064	345	BBB
AT&T Inc	8,178	6,968	1,210	BBB+
TransCanada Corp	8,084	7,930	154	A
Total – ten largest holdings	$115,676	$108,241	$7,435
Total – fixed-maturity and equity securities	$1,762,879	$1,687,989
Percent of total fixed-maturity and equity securities	7%	6%

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares outstanding. At March 31, 2016, the Parent Company had cash and invested assets of approximately $85.7 million.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2016	2015	$
	(In thousands)
Net cash provided by (used in) operating activities	$34,917	$63,338	$(28,421)
Net cash provided by (used in) investing activities	47,967	(26,608)	74,575
Net cash provided by (used in) financing activities	(60,875)	(49,715)	(11,160)
Effect of foreign exchange rate changes on cash	1,414	(2,388)	3,802
Change in cash and cash equivalents	$23,423	$(15,373)	$38,796

Operating Activities. The decrease in operating cash flows during the three months ended March 31, 2016 was partially driven by the timing impact of when cash payments were received from reinsurers for ceded claims. Operating cash flows also decreased in 2016 compared to 2015 due to higher payments for acquisition costs reflecting the growth in new term life insurance policies issued.

Investing Activities. During the three months ended March 31, 2016, investing activities was a source of cash as compared to a use of cash in the same period in 2015. Share repurchase activity was the primary contributor to the difference in cash provided by (used in) investing activities between the periods presented as the Company accumulated a higher amount of cash proceeds derived from invested assets in 2016 to fund share repurchases of our common stock.  In 2015, a higher balance of cash on-hand at the beginning of the period and more cash provided by operating activities were available to fund share repurchases than in the same period in 2016.

Financing Activities. Cash used in financing activities increased primarily due to a higher amount of repurchases of our common stock during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The higher level of purchases in 2016 was driven by market prices for the Company’s shares under our current share repurchase program. See Note 7 (Stockholders’ Equity) for more information regarding our current share repurchase program.

Risk-Based Capital (“RBC”). The National Association of Insurance Commissioners has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk; and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

As of March 31, 2016, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth. Primerica Life’s RBC ratio remained well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of March 31, 2016, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at March 31, 2016. No events of default(s) occurred during the three months ended March 31, 2016.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2015.

Short-term Borrowings. We had no short-term borrowings as of or during the three months ended March 31, 2016.

Surplus Note. Vidalia Re issued the Surplus Note in exchange for a credit enhanced note (the “LLC Note”) as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2029. For more information on the Surplus Note, see Note 6 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of March 31, 2016 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) and associated with the Peach Re Redundant Reserve Financing Transaction as described in Note 10 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Contractual Obligations Update. There has been no material change in contractual obligations from those disclosed in the 2015 Annual Report.

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

•	our ability to launch and execute levelized compensation and advisory platform programs consistent with applicable regulations;
•	the failure of mutual fund and variable annuity product manufacturers to manufacture levelized compensation product offerings;
•	the Company or its securities-licensed sales representatives' violations of, or non-compliance with, laws and regulations could expose us to material liabilities;
•

if heightened standards of conduct or more stringent licensing requirements, such as those proposed by the SEC and adopted by the DOL, are imposed on us or our sales representatives or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposures to market risk since December 31, 2015. For details on the Company's interest rate, foreign currency exchange, and credit risks, see "Item 7A. Quantitative and Qualitative Information About Market Risks" in our 2015 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described under “Contingent Liabilities” in Note 10 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report, and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

ITEM 1A.  RISK FACTORS.

The following supplements and amends the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015, which are incorporated herein by reference.

If heightened standards of conduct or more stringent licensing requirements, such as those proposed by the Securities and Exchange Commission (“SEC”) and those adopted by the Department of Labor (“DOL”), are imposed on us or our sales representatives or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

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

On April 8, 2016, the DOL published a final regulation (the “DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and IRC Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). Simultaneously with publication of the DOL Fiduciary Rule, the DOL issued new, and amended existing, exemptions (the “Prohibited Transaction Exemptions”) intended, among other things, to allow advisers and their firms to continue to receive common forms of compensation that would otherwise be prohibited due to the DOL Fiduciary Rule, provided the conditions of the exemptions are met. The DOL Fiduciary Rule has an applicability date of April 10, 2017 with the application of certain requirements delayed until January 1, 2018.

We believe that the DOL Fiduciary Rule will necessitate certain changes to our qualified plan business in order for us to continue to help investors save for retirement. At this time, we have not yet determined the extent and nature of those changes and we expect to incur increased costs, which we cannot yet quantify.  IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2015. Changes resulting from the DOL Fiduciary Rule could make it more difficult for us and our sales representatives to profitably serve the middle-income market and could result in a reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed sales representatives.

Heightened standards of conduct as a result of either of the above items or another similar rule or regulation could also increase the compliance and regulatory burdens on our representatives, and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2016, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1-31, 2016	327,786	$43.47	327,786	$135,757,275
February 1-29, 2016	402,323	42.37	402,323	118,709,389
March 1-31, 2016	500,322	43.30	428,268	100,083,524
Total	1,230,431	$43.04	1,158,377	$100,083,524

(1)

Consists of (a) repurchases of 72,054 shares at an average price of $42.19 arising from share-based compensation tax withholdings and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica's Current Report on Form 8-K dated April 1, 2015 (Commission File No. 001-34680).
4.1	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
10.1	Amendment No. 2, dated as of January 25, 2016 to the 10% Coinsurance Agreement, dated as of March 31, 2010 between Prime Reinsurance Company, Inc., and Primerica Life Insurance Company.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
10.2	Amendment No. 3, dated as of March 31, 2016 to the 10% Coinsurance Agreement, dated as of March 31, 2010 between Prime Reinsurance Company, Inc., and Primerica Life Insurance Company.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
10.3

Amendment No. 1, dated as of March 30, 2016, to the 80% Coinsurance Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.

Filed with the Securities and Exchange Commission as part of this Quarterly Report.
10.4

Amendment No. 2, dated as of March 31, 2016, to the 80% Coinsurance Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc., Pecan Re Inc. and The Bank of New York Mellon

Filed with the Securities and Exchange Commission as part of this Quarterly Report.
10.5

Amendment No. 1 dated as of March 31, 2016 to the 10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon

Filed with the Securities and Exchange Commission as part of this Quarterly Report.
10.6

Amendment dated as of March 31, 2016 to the 10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon

Filed with the Securities and Exchange Commission as part of this Quarterly Report.
10.7	Amended and Restated Capital Maintenance Agreement dated March 31, 2016 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
10.8	Termination Agreement dated March 31, 2016 of Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
10.9	Assignment, Transfer and Novation dated March 31, 2016 by and among Prime Reinsurance Company, Inc., Pecan Re Inc. and Primerica Life Insurance Company	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
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

(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

May 5, 2016	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)