Form 10-Q
period 2016-06-30
Primerica, Inc.
filed 2016-08-09
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 31, 2016
Common Stock, $0.01 Par Value	46,471,932 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2016	December 31, 2015
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,631,169 in 2016 and $1,690,043 in 2015)	$1,726,774	$1,731,459
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $466,324 in 2016 and $371,742 in 2015)	431,000	365,220
Equity securities available-for-sale, at fair value (cost: $39,407 in 2016 and $39,969 in 2015)	49,040	47,839
Trading securities, at fair value (cost: $8,014 in 2016 and $5,383 in 2015)	8,012	5,358
Policy loans	30,817	28,627
Total investments	2,245,643	2,178,503
Cash and cash equivalents	213,091	152,294
Accrued investment income	16,100	17,080
Due from reinsurers	4,147,284	4,110,628
Deferred policy acquisition costs, net	1,619,236	1,500,259
Premiums and other receivables	213,329	188,886
Intangible assets, net (accumulated amortization: $73,530 in 2016 and $71,828 in 2015)	56,617	58,318
Income taxes	30,844	35,067
Other assets	351,340	304,356
Separate account assets	2,311,124	2,063,899
Total assets	$11,204,608	$10,609,290

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$5,581,043	$5,431,711
Unearned premiums	560	628
Policy claims and other benefits payable	235,265	238,157
Other policyholders’ funds	351,740	356,123
Notes payable	372,735	372,552
Surplus note	430,233	364,424
Income taxes	199,985	148,125
Other liabilities	422,556	416,417
Payable under securities lending	91,901	71,482
Separate account liabilities	2,311,124	2,063,899
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	9,997,142	9,463,518

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2016 and 2015; issued and outstanding 46,602 shares in 2016 and 48,297 shares in 2015)	466	483
Paid-in capital	102,825	180,250
Retained earnings	1,040,860	952,804
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(5,091)	(19,801)
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	68,472	32,107
Net unrealized investment losses other-than-temporarily impaired	(66)	(71)
Total stockholders’ equity	1,207,466	1,145,772
Total liabilities and stockholders’ equity	$11,204,608	$10,609,290

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$612,189	$588,248	$1,209,319	$1,165,707
Ceded premiums	(406,683)	(406,854)	(802,017)	(804,395)
Net premiums	205,506	181,394	407,302	361,312
Commissions and fees	136,902	139,150	265,723	271,985
Investment income net of investment expenses	24,994	21,782	50,387	45,431
Interest expense on surplus note	(4,605)	(2,707)	(8,760)	(5,182)
Net investment income	20,389	19,075	41,627	40,249
Realized investment gains (losses), including other-than- temporary impairment losses	3,440	597	2,657	1,881
Other, net	13,007	10,301	24,896	19,936
Total revenues	379,244	350,517	742,205	695,363

Benefits and expenses:
Benefits and claims	88,984	82,521	179,961	165,021
Amortization of deferred policy acquisition costs	38,720	36,384	81,849	72,595
Sales commissions	70,146	71,499	136,789	139,956
Insurance expenses	33,026	28,744	66,337	63,093
Insurance commissions	4,472	4,145	8,619	7,334
Interest expense	7,178	8,642	14,350	17,316
Other operating expenses	44,838	41,757	92,208	86,413
Total benefits and expenses	287,364	273,692	580,113	551,728
Income before income taxes	91,880	76,825	162,092	143,635
Income taxes	32,554	27,652	57,590	51,062
Net income	$59,326	$49,173	$104,502	$92,573

Earnings per share:
Basic earnings per share	$1.23	$0.94	$2.15	$1.76
Diluted earnings per share	$1.23	$0.94	$2.15	$1.76

Weighted-average shares used in computing earnings per share:
Basic	47,658	51,787	48,104	52,212
Diluted	47,708	51,812	48,141	52,249

Supplemental disclosures:
Total impairment losses	$(803)	$(632)	$(2,830)	$(869)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-	-
Net impairment losses recognized in earnings	(803)	(632)	(2,830)	(869)
Other net realized investment gains (losses)	4,243	1,229	5,487	2,750
Realized investment gains (losses), including other-than- temporary impairment losses	$3,440	$597	$2,657	$1,881

Dividends declared per share	$0.17	$0.16	$0.34	$0.32

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$59,326	$49,173	$104,502	$92,573
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains/(losses) on investment securities	33,568	(32,720)	58,284	(17,059)
Reclassification adjustment for realized investment (gains) losses included in net income	(3,219)	(602)	(2,332)	(2,272)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income tax expense (benefit)	(1,167)	3,157	14,869	(17,409)
Total other comprehensive income (loss) before income taxes	29,182	(30,165)	70,821	(36,740)
Income tax expense (benefit) related to items of other comprehensive income (loss)	10,612	(11,627)	19,741	(6,961)
Other comprehensive income (loss), net of income taxes	18,570	(18,538)	51,080	(29,779)
Total comprehensive income	$77,896	$30,635	$155,582	$62,794

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Six months ended June 30,
	2016	2015
	(In thousands)
Common stock:
Balance, beginning of period	$483	$522
Repurchases of common stock	(21)	(25)
Net issuance of common stock	4	4
Balance, end of period	466	501

Paid-in capital:
Balance, beginning of period	180,250	353,337
Share-based compensation	16,873	22,231
Net issuance of common stock	(4)	(4)
Repurchases of common stock	(94,294)	(115,763)
Adjustments to paid-in capital, other	-	136
Balance, end of period	102,825	259,937

Retained earnings:
Balance, beginning of period	952,804	795,740
Net income	104,502	92,573
Dividends	(16,446)	(16,873)
Balance, end of period	1,040,860	871,440

Accumulated other comprehensive income (loss):
Balance, beginning of period	12,235	95,527
Change in foreign currency translation adjustment, net of income tax expense (benefit)	14,710	(17,214)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit)	36,365	(12,565)
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit)	5	-
Balance, end of period	63,315	65,748
Total stockholders’ equity	$1,207,466	$1,197,626

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six months ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$104,502	$92,573
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	115,404	122,424
Deferral of policy acquisition costs	(183,145)	(158,581)
Amortization of deferred policy acquisition costs	81,849	72,595
Change in income taxes	36,306	27,522
Realized investment (gains) losses, including other-than-temporary impairments	(2,657)	(1,881)
Accretion and amortization of investments	(723)	(984)
Depreciation and amortization	7,108	5,373
Change in due from reinsurers	(17,062)	(45,479)
Change in premiums and other receivables	(24,443)	(12,454)
Trading securities sold, matured, or called (acquired), net	(2,658)	(233)
Share-based compensation	10,031	10,858
Change in other operating assets and liabilities, net	(20,611)	(27,879)
Net cash provided by (used in) operating activities	103,901	83,854

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	69,925	63,584
Fixed-maturity securities — matured or called	137,044	148,730
Equity securities	3,297	1,920
Available-for-sale investments acquired:
Fixed-maturity securities	(133,604)	(201,717)
Equity securities	(986)	(709)
Purchases of property and equipment and other investing activities, net	(10,679)	(4,956)
Cash collateral received (returned) on loaned securities, net	20,419	13,687
Sales (purchases) of short-term investments using securities lending collateral, net	(20,419)	(13,687)
Net cash provided by (used in) investing activities	64,997	6,852

Cash flows from financing activities:
Dividends paid	(16,446)	(16,873)
Common stock repurchased	(90,558)	(109,712)
Excess tax benefits on share-based compensation	1,448	4,259
Tax withholdings on share-based compensation	(3,757)	(6,076)
Cash proceeds from stock options exercised	-	136
Net cash provided by (used in) financing activities	(109,313)	(128,266)

Effect of foreign exchange rate changes on cash	1,212	(2,475)
Change in cash and cash equivalents	60,797	(40,035)

Cash and cash equivalents, beginning of period	152,294	191,997
Cash and cash equivalents, end of period	$213,091	$151,962

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2016 and December 31, 2015 and the statements of income and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, and the statements of the stockholders' equity and cash flows for the six months ended June 30, 2016 and 2015. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the unaudited condensed consolidated financial statements dated as of June 30, 2016.

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2015 Annual Report.

New Accounting Principles. In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces new guidance for accounting for credit losses on financial instruments within its scope by replacing the current approach that delays recognition until it is probable a loss has been incurred with a new approach that estimates an allowance for anticipated credit losses on the basis of an entity’s own expectations. The objective of the new approach for estimating credit losses is to require consideration of a broader range of forward-looking information, which is expected to result in earlier recognition of credit losses on financial instruments.

Available-for-sale (“AFS”) debt securities are excluded from the scope of financial instruments that require measurement of credit losses on the basis of a forward-looking expected loss estimate under ASU 2016-13. The incurred probable loss approach for measuring credit losses on AFS debt securities will remain under ASU 2016-13 but will be presented as an allowance rather than as a write-down. Therefore, an entity will be allowed to reverse credit losses previously recorded on AFS debt securities in situations where the estimate of credit losses on those securities has declined.  The amendments in ASU 2016-13 also preclude an entity from considering the length of time an AFS debt security has been in an unrealized loss position to avoid recording a credit loss and remove the requirement to consider recoveries or declines in fair value after the balance sheet date.

The amendments in ASU 2016-13 are effective for the Company beginning in fiscal year 2020, with early adoption permitted beginning in fiscal year 2019. The Company is currently in the process of evaluating its impact on the Company’s consolidated financial statements.

Future Application of Accounting Standards. Recent accounting guidance not discussed above is not applicable, is immaterial to our financial statements, or did not or is not expected to have a material impact on our business. For additional information on new accounting pronouncements and recent accounting principles and their impact, if any, on our financial position or results of operations, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) in our 2015 Annual Report and in the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.

(2) Segment and Geographical Information

Segments. We have two primary operating segments - Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Results of operations by segment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Term life insurance segment	$210,679	$184,389	$416,957	$366,583
Investment and savings products segment	132,693	135,081	257,729	264,155
Corporate and other distributed products segment	35,872	31,047	67,519	64,625
Total revenues	$379,244	$350,517	$742,205	$695,363
Income (loss) before income taxes:
Term life insurance segment	$58,018	$44,689	$104,098	$80,764
Investment and savings products segment	36,064	37,746	67,755	72,789
Corporate and other distributed products segment	(2,202)	(5,610)	(9,761)	(9,918)
Total income before income taxes	$91,880	$76,825	$162,092	$143,635

Total assets by segment were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Assets:
Term life insurance segment	$5,804,441	$5,638,682
Investment and savings products segment(1)	2,419,043	2,157,548
Corporate and other distributed products segment	2,981,124	2,813,060
Total assets	$11,204,608	$10,609,290

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $108.1 million and $93.8 million as of June 30, 2016 and December 31, 2015, respectively.

Segment Measurement Change. In the third quarter of 2015, the Company changed its basis for allocating net investment income, interest expense and invested assets between the Term Life Insurance segment and the Corporate and Other Distributed Products segment in measuring segment results and total assets by segment. As a result of this change in segment measurement, the amounts of net investment income and interest expense that have been reclassified from the Term Life Insurance segment to the Corporate and Other Distributed Products segment, were approximately $16.7 million and $4.1 million, respectively, for the three months ended June 30, 2015, and approximately $32.6 million and $8.2 million, respectively, for the six months ended June 30, 2015. For additional discussion regarding this segment measurement change, see Note 3 (Segment and Geographical Information) to our consolidated financial statements within our 2015 Annual Report.

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

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in Other assets in our unaudited condensed consolidated balance sheets, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenues by country:
United States	$319,284	$291,808	$624,299	$577,949
Canada	59,960	58,709	117,906	117,414
Total revenues	$379,244	$350,517	$742,205	$695,363
Income before income taxes by country:
United States	$73,653	$60,199	$128,610	$109,055
Canada	18,227	16,626	33,482	34,580
Total income before income taxes	$91,880	$76,825	$162,092	$143,635

	June 30, 2016	December 31, 2015
	(In thousands)
Long-lived assets by country:
United States	$28,238	$28,621
Canada	948	787
Total long-lived assets	$29,186	$29,408

(3) Investments

Available-for-sale Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of available-for-sale fixed-maturity and equity securities follow:

	June 30, 2016
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$15,915	$626	$-	$16,541
Foreign government	118,549	9,590	(324)	127,815
States and political subdivisions	40,520	3,434	(1)	43,953
Corporates	1,239,031	77,347	(7,108)	1,309,270
Residential mortgage-backed securities	83,159	7,201	(148)	90,212
Commercial mortgage-backed securities	100,033	4,632	(28)	104,637
Other asset-backed securities	33,962	432	(48)	34,346
Total fixed-maturity securities(1)	1,631,169	103,262	(7,657)	1,726,774
Equity securities	39,407	10,532	(899)	49,040
Total fixed-maturity and equity securities	$1,670,576	$113,794	$(8,556)	$1,775,814

(1)

Includes approximately $0.1 million of other-than-temporary impairment (“OTTI”) losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2015
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$20,233	$448	$(22)	$20,659
Foreign government	114,656	7,082	(1,522)	120,216
States and political subdivisions	38,995	2,111	(541)	40,565
Corporates	1,276,965	49,008	(24,211)	1,301,762
Residential mortgage-backed securities	94,532	6,814	(121)	101,225
Commercial mortgage-backed securities	97,666	2,875	(555)	99,986
Other asset-backed securities	46,996	129	(79)	47,046
Total fixed-maturity securities(1)	1,690,043	68,467	(27,051)	1,731,459
Equity securities	39,969	8,252	(382)	47,839
Total fixed-maturity and equity securities	$1,730,012	$76,719	$(27,433)	$1,779,298

(1)	Includes approximately $0.1 million of OTTI related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at June 30, 2016 follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$69,978	$71,003
Due after one year through five years	678,313	722,228
Due after five years through 10 years	618,256	651,188
Due after 10 years	47,468	53,160
	1,414,015	1,497,579
Mortgage-and asset-backed securities	217,154	229,195
Total fixed-maturity securities	$1,631,169	$1,726,774

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on investments was as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Net unrealized investment gains including OTTI:
Fixed-maturity and equity securities	$105,238	$49,286
OTTI	104	109
Net unrealized investment gains excluding OTTI	105,342	49,395
Deferred income taxes	(36,870)	(17,288)
Net unrealized investment gains excluding OTTI, net of tax	$68,472	$32,107

Trading Securities. We maintain a portfolio of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $8.0 million and $5.4 million as of June 30, 2016 and December 31, 2015, respectively.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of June 30, 2016, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $35.3 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 4 (Fair Value of Financial Instruments).

See Note 6 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $18.2 million and $18.1 million as of June 30, 2016 and December 31, 2015, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $91.9 million and $71.5 million as of June 30, 2016 and December 31, 2015, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Fixed-maturity securities (available-for-sale)	$18,377	$19,551	$37,626	$39,346
Fixed-maturity security (held-to-maturity)	4,605	2,707	8,760	5,182
Equity securities	502	503	1,021	1,019
Policy loans and other invested assets	351	337	681	695
Cash and cash equivalents	200	47	349	90
Market return on deposit asset underlying 10% coinsurance agreement	2,185	(116)	4,385	1,556
Gross investment income	26,220	23,029	52,822	47,888
Investment expenses	(1,226)	(1,247)	(2,435)	(2,457)
Investment income net of investment expenses	24,994	21,782	50,387	45,431
Interest expense on surplus note	(4,605)	(2,707)	(8,760)	(5,182)
Net investment income	$20,389	$19,075	$41,627	$40,249

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$4,400	$1,466	$5,685	$3,400
Gross losses from sales	(378)	(232)	(523)	(259)
Other-than-temporary impairment losses	(803)	(632)	(2,830)	(869)
Gains (losses) from bifurcated options	221	(5)	325	(391)
Net realized investment gains (losses)	$3,440	$597	$2,657	$1,881

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

Available-for-sale fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $176.8 million and $626.0 million as of June 30, 2016 and December 31, 2015, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2016
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	-	$-	$-	-
Foreign government	1,432	(54)	1	3,512	(270)	5
States and political subdivisions	-	-	-	690	(1)	1
Corporates	49,324	(1,585)	54	81,298	(5,523)	98
Residential mortgage-backed securities	1,746	(33)	8	4,987	(115)	8
Commercial mortgage-backed securities	6,095	(4)	6	5,717	(24)	8
Other asset-backed securities	5,257	(46)	10	2,246	(2)	4
Total fixed-maturity securities	63,854	(1,722)		98,450	(5,935)
Equity securities	4,209	(733)	10	1,726	(166)	8
Total fixed-maturity and equity securities	$68,063	$(2,455)		$100,176	$(6,101)

	December 31, 2015
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$13,651	$(22)	7	$-	$-	-
Foreign government	23,572	(829)	20	2,396	(693)	3
States and political subdivisions	2,729	(44)	6	878	(497)	2
Corporates	413,131	(17,481)	393	34,624	(6,730)	54
Residential mortgage-backed securities	9,681	(61)	9	4,762	(60)	7
Commercial mortgage-backed securities	56,216	(493)	49	3,199	(62)	6
Other asset-backed securities	26,611	(77)	23	260	(2)	2
Total fixed-maturity securities	545,591	(19,007)		46,119	(8,044)
Equity securities	3,652	(287)	17	3,209	(95)	8
Total fixed-maturity and equity securities	$549,243	$(19,294)		$49,328	$(8,139)

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	June 30, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$227	$482	$138	$262

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Impairments on fixed-maturity securities not in default	$683	$627	$2,679	$788
Impairments on fixed-maturity securities in default	115	5	119	5
Impairments on equity securities	5	-	32	76
Total impairment charges	$803	$632	$2,830	$869

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

As of June 30, 2016, the unrealized losses on our available-for-sale invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movements in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

Net impairment losses recognized in earnings for available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Total impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$488	$8	$929	$101
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	488	8	929	101
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	315	624	1,901	768
Net impairment losses recognized in earnings	$803	$632	$2,830	$869

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$10,880	$7,478	$11,856	$9,550
Additions for OTTI securities where no OTTI were recognized prior to the beginning of the period	798	46	1,231	67
Additions for OTTI securities where OTTI have been recognized prior to the beginning of the period	-	586	1,567	726
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(3,574)	(409)	(5,494)	(1,365)
Reductions for exchanges of securities previously impaired	(615)	-	(1,671)	(1,277)
Cumulative OTTI recognized in net income for securities still held, end of period	$7,489	$7,701	$7,489	$7,701

As of June 30, 2016, no impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of June 30, 2016 and December 31, 2015, the fair value of these bifurcated options was approximately $6.1 million and $5.4 million, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of June 30, 2016 and December 31, 2015. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$-	$16,541	$-	$16,541
Foreign government	-	127,815	-	127,815
States and political subdivisions	-	43,953	-	43,953
Corporates	3,337	1,305,930	3	1,309,270
Residential mortgage-backed securities	-	89,546	666	90,212
Commercial mortgage-backed securities	-	104,637	-	104,637
Other asset-backed securities	-	34,346	-	34,346
Total fixed-maturity securities	3,337	1,722,768	669	1,726,774
Equity securities	41,891	7,101	48	49,040
Trading securities	-	8,012	-	8,012
Separate accounts	-	2,311,124	-	2,311,124
Total fair value assets	$45,228	$4,049,005	$717	$4,094,950
Fair value liabilities:
Separate accounts	$-	$2,311,124	$-	$2,311,124
Total fair value liabilities	$-	$2,311,124	$-	$2,311,124

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$-	$20,659	$-	$20,659
Foreign government	-	120,216	-	120,216
States and political subdivisions	-	40,565	-	40,565
Corporates	2,146	1,299,613	3	1,301,762
Residential mortgage-backed securities	-	100,493	732	101,225
Commercial mortgage-backed securities	-	99,986	-	99,986
Other asset-backed securities	-	47,046	-	47,046
Total fixed-maturity securities	2,146	1,728,578	735	1,731,459
Equity securities	41,341	6,450	48	47,839
Trading securities	-	5,358	-	5,358
Separate accounts	-	2,063,899	-	2,063,899
Total fair value assets	$43,487	$3,804,285	$783	$3,848,555
Fair value liabilities:
Separate accounts	$-	$2,063,899	$-	$2,063,899
Total fair value liabilities	$-	$2,063,899	$-	$2,063,899

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Level 3 assets, beginning of period	$753	$1,134	$783	$1,165
Net unrealized gains (losses) included in other comprehensive income	(1)	(12)	5	(6)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	1	-	5	-
Sales	-	-	(3)	-
Settlements	(37)	(39)	(73)	(76)
Transfers into Level 3	1	2	1	2
Transfers out of Level 3	-	(223)	(1)	(223)
Level 3 assets, end of period	$717	$862	$717	$862

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no material transfers between Level 1 and Level 2 or between Level 1 and Level 3 during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, we transferred a $1.0 million equity security from Level 1 to Level 2 as it was not consistently trading in an active market. During the three and six months ended June 30, 2015, a fixed maturity security was transferred from Level 3 to Level 2 as we were able to obtain an independent pricing quote based on observable inputs for this security.

The table below is a summary of the estimated fair value for financial instruments.

	June 30, 2016		December 31, 2015
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,726,774	$1,726,774	$1,731,459	$1,731,459
Fixed-maturity security (held-to-maturity)	431,000	466,324	365,220	371,742
Equity securities	49,040	49,040	47,839	47,839
Trading securities	8,012	8,012	5,358	5,358
Policy loans	30,817	30,817	28,627	28,627
Deposit asset underlying 10% coinsurance agreement	193,268	193,268	181,889	181,889
Separate accounts	2,311,124	2,311,124	2,063,899	2,063,899
Liabilities:
Notes payable(1)	$372,735	$413,178	$372,552	$398,649
Surplus note(1)	430,233	464,974	364,424	371,498
Separate accounts	2,311,124	2,311,124	2,063,899	2,063,899

(1)	Carrying value amounts shown are net of issuance costs.

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

Details on in-force life insurance follow:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Direct life insurance in force	$718,282,157	$696,884,429
Amounts ceded to other companies	(632,443,458)	(616,252,839)
Net life insurance in force	$85,838,699	$80,631,590
Percentage of reinsured life insurance in force	88%	88%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	June 30, 2016		December 31, 2015
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Pecan Re Inc.(1) (2)	$2,714,957	NR	$-	-
Prime Reinsurance Company(2)	-	-	2,692,721	NR
SCOR Global Life Reinsurance Companies(3)	356,377	A	362,195	A
Financial Reassurance Company 2010, Ltd.(2)	291,204	NR	270,306	NR
Swiss Re Life & Health America Inc.(4)	246,946	A+	254,461	A+
American Health and Life Insurance Company(2)	178,066	B	176,790	B
Munich American Reassurance Company	102,974	A+	101,466	A+
Korean Reinsurance Company	93,536	A	91,605	A
RGA Reinsurance Company	80,934	A+	81,217	A+
TOA Reinsurance Company	22,927	A+	22,242	A+
Hannover Life Reassurance Company	21,137	A+	20,650	A+
All other reinsurers	38,226	-	36,975	-
Due from reinsurers	$4,147,284		$4,110,628

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

Prior to January 1, 2016, Primerica Life had a coinsurance agreement in place with Prime Reinsurance Company (“Prime Re”), an insurance company owned by Citigroup Inc. (“Citigroup”), under which we ceded 80% of the risks and rewards of our U.S. (except New York) term life insurance policies that were in force as of December 31, 2009 (the “80% Coinsurance Agreement”). Beginning on January 1, 2016, Pecan Re Inc. (“Pecan Re”), an insurance company owned by Swiss Re Life & Health America Inc. (“Swiss Re”), assumed Prime Re’s obligations under the 80% Coinsurance Agreement through a novation agreement (the “Novation Agreement”). In addition, the counterparties to the related trust and capital maintenance agreements that provide Primerica Life with statutory reinsurance credit for the 80% Coinsurance Agreement were replaced by Pecan Re and Swiss Re, respectively. No material terms and conditions of the 80% Coinsurance Agreement and the related trust and capital maintenance agreements were modified.

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

(6) Debt

Notes Payable. At June 30, 2016, the Company had $375.0 million of publicly-traded, senior unsecured notes with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022 (the "Senior Notes"). As of June 30, 2016, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended June 30, 2016.

Further discussion on the Company’s notes payable is included in Note 10 (Debt) to our consolidated financial statements within our 2015 Annual Report.

Surplus Note. At June 30, 2016, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $431.0 million, equal to the principal amount of the LLC Note invested asset. The principal amount of the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of reserves being contractually supported. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for ceded policies issued in 2011, 2012, 2013, and 2014, the maximum principal amounts of the Surplus Note and the LLC Note are expected to be approximately $915.0 million each.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2015 Annual Report.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows.

	Six months ended June 30,
	2016	2015
	(In thousands)
Common stock, beginning of period	48,297	52,169
Shares issued upon the exercise of stock options	108	89
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	322	312
Common stock retired	(2,125)	(2,459)
Common stock, end of period	46,602	50,111

The above reconciliation excludes RSUs, which do not have voting rights. As the RSUs lapse, we issue common shares with voting rights. As of June 30, 2016, we had a total of approximately 1.2 million RSUs outstanding, excluding the performance-based vesting stock units (“PSUs”) discussed in Note 9 (Share-Based Transactions).

Our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock in August 2015 (the “share repurchase program”) for purchases through December 31, 2016.  Under the share repurchase program, we repurchased 3,088,088 shares of our common stock in open market transactions for an aggregate purchase price of approximately $140.5 million through June 30, 2016. As of June 30, 2016, there is approximately $59.5 million remaining for repurchases of our outstanding common stock under the share repurchase program.

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

The calculation of basic and diluted EPS follows.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per-share amounts)
Basic EPS
Numerator:
Net income	$59,326	$49,173	$104,502	$92,573
Income attributable to unvested participating securities	(491)	(366)	(861)	(814)
Net income used in calculating basic EPS	$58,835	$48,807	$103,641	$91,759
Denominator:
Weighted-average vested shares	47,658	51,787	48,104	52,212
Basic EPS	$1.23	$0.94	$2.15	$1.76
Diluted EPS
Numerator:
Net income	$59,326	$49,173	$104,502	$92,573
Income attributable to unvested participating securities	(490)	(366)	(860)	(813)
Net income used in calculating diluted EPS	$58,836	$48,807	$103,642	$91,760
Denominator:
Weighted-average vested shares	47,658	51,787	48,104	52,212
Dilutive effect of incremental shares to be issued for contingently issuable shares	50	25	37	37
Weighted-average shares used in calculating diluted EPS	47,708	51,812	48,141	52,249
Diluted EPS	$1.23	$0.94	$2.15	$1.76

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

In connection with our granting of equity awards to our management and members of the Board of Directors, we recognize expense over the requisite service period of the equity award. Additionally, to the extent that equity awards to members of our sales force are an incremental direct cost of successful acquisitions of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, we defer and amortize the fair value of these awards in the same manner as other deferred policy acquisition costs.

The impacts of equity awards granted are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Total equity awards expense recognized	$2,548	$1,917	$10,031	$10,858
Quarterly incentive awards expense deferred	2,702	4,207	5,394	7,114

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

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term ending on January 15, 2026. As of June 30, 2016, the Company was in compliance with all financial covenants under the Credit Facility Agreement. At June 30, 2016, the amount of the LOC outstanding was approximately $434.5 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves.

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

(11) Other Comprehensive Income

The components of OCI, including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
			(in thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(1,167)	$3,157	$14,869	$(17,409)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	(10)	35	159	(195)
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(1,157)	$3,122	$14,710	$(17,214)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$33,568	$(32,720)	$58,284	$(17,059)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	11,749	(11,451)	20,398	(5,971)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	21,819	(21,269)	37,886	(11,088)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(3,219)	(602)	(2,332)	(2,272)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(1,127)	(211)	(816)	(795)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(2,092)	(391)	(1,516)	(1,477)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$19,727	$(21,660)	$36,370	$(12,565)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2015 to June 30, 2016. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2015 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.

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

The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. While the Canadian dollar spot rate at June 30, 2016 has improved since December 31, 2015, the average exchange rate for the quarter remained lower on a year-over-year basis. The effects of these trends and conditions are discussed below and in the Results of Operations section.

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

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
New recruits	65,273	60,246	128,700	113,546
New life-licensed sales representatives	12,171	10,439	21,837	17,925

New recruits increased for the three and six months ended June 30, 2016 compared to the prior year period primarily due to the continued positive momentum in our business. New life-licensed sales representatives increased during the three and six months ended June 30, 2016 compared to the prior year period largely due to growth in recruiting levels and our strong focus on training and encouraging new representatives to become licensed to sell life insurance.

The size of our life-licensed sales force was as follows:

	June 30, 2016	March 31, 2016	December 31, 2015
Life-licensed insurance sales representatives	112,365	108,220	106,710

The size of our life-licensed sales force at June 30, 2016 increased compared to March 31, 2016 and December 31, 2015 primarily due to the recent growth in new life-licensed representatives and slightly lower non-renewals and terminations during the second quarter of 2016 compared to the first quarter of 2016 and the fourth quarter of 2015.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Average number of life-licensed sales representatives	110,261	99,487	108,862	98,920
Number of new policies issued	77,384	68,097	143,760	123,774
Average monthly rate of new policies issued per life- licensed sales representative	0.23	0.23	0.22	0.21

The average monthly rate of new policies issued per life-licensed sales representative during the three months ended June 30, 2016 remained consistent with the three months ended June 30, 2015 and slightly above the historical range. The increase in the number of new policies issued during the three months ended June 30, 2016 compared to the prior year period was largely driven by our larger distribution network over recent periods.

The average monthly rate of new policies issued per life-licensed sales representative was relatively consistent during the six month periods ended June 30, 2016 and 2015 and near the high end of the historical range. The number of new policies issued increased during the six months ended June 30, 2016 compared to the prior year period primarily due to the same factors discussed above in the three-month comparison.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2016	% of beginning balance	2015	% of beginning balance	2016	% of beginning balance	2015	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$704,632		$678,517		$693,194		$681,927
Net change in face amount:
Issued face amount	23,145	3%	20,585	3%	42,935	6%	37,766	6%
Terminations	(12,700)	(2)%	(12,064)	(2)%	(26,514)	(4)%	(25,408)	(4)%
Foreign currency	(321)	*	1,125	*	5,141	1%	(6,122)	(1)%
Net change in face amount	10,124	1%	9,646	1%	21,562	3%	6,236	1%
Face amount in force, end of period	$714,756		$688,163		$714,756		$688,163
*	Less than 1%.

The face amount of term life insurance policies in force as of June 30, 2016 increased 4% as compared with June 30, 2015, which was primarily attributable to the impact of strong policy sales and consistent persistency levels, which allowed issued face amount to outpace policy terminations.

As a percentage of the increased beginning face amount in force, issued face amount as well as terminations remained consistent during each of the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015. The year-over-year impact of foreign currency translation on face amount in force was minimal during the three-month periods ending June 30, 2016 and 2015. During the six months ended June 30, 2016, the strengthening of the Canadian dollar spot rate relative to the U.S. dollar contributed to the increase in face amount in force. During the six months ended June 30, 2015, the opposite effect of the weakening of the Canadian dollar spot rate relative to the U.S. dollar partially offset the growth in the overall face amount in force.

Investment and Savings Products Sales and Asset Values and Accounts.

Investment and savings products sales and average client asset values were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Product sales:
Retail mutual funds	$853	$869	$(16)	(2)%	$1,662	$1,725	$(63)	(4)%
Annuities and other	498	543	(45)	(8)%	932	1,022	(90)	(9)%
Total sales-based revenue generating product sales	1,351	1,412	(61)	(4)%	2,594	2,747	(153)	(6)%
Managed investments	55	72	(17)	(24)%	101	138	(37)	(27)%
Segregated funds and other	64	83	(19)	(23)%	151	197	(46)	(23)%
Total product sales	$1,470	$1,567	$(97)	(6)%	$2,846	$3,082	$(236)	(8)%
Average client asset values:
Retail mutual funds	$30,289	$31,271	$(982)	(3)%	$29,578	$31,047	$(1,469)	(5)%
Annuities and other	14,678	14,455	223	2%	14,377	14,269	108	1%
Managed investments	1,680	1,526	154	10%	1,631	1,486	145	10%
Segregated funds	2,289	2,381	(92)	(4)%	2,204	2,385	(181)	(8)%
Total average client asset values	$48,936	$49,633	$(697)	(1)%	$47,790	$49,187	$(1,397)	(3)%

The rollforward of asset values in client accounts was as follows:

	Three months ended June 30,				Six months ended June 30,
	2016	% of beginning balance	2015	% of beginning balance	2016	% of beginning balance	2015	% of beginning balance
	(Dollars in millions)				(Dollars in millions)
Asset values, beginning of period	$48,174		$49,195		$47,353		$48,656
Net change in asset values:
Inflows	1,470	3%	1,567	3%	2,846	6%	3,082	6%
Redemptions	(1,222)	(3)%	(1,267)	(3)%	(2,376)	(5)%	(2,513)	(5)%
Net inflows	248	1%	300	1%	470	1%	569	1%
Change in market value, net	983	2%	(245)	*	1,026	2%	759	2%
Foreign currency, net	(33)	*	122	*	523	1%	(612)	(1)%
Net change in asset values	1,198	2%	177	*	2,019	4%	716	1%
Asset values, end of period	$49,372		$49,372		$49,372		$49,372
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	Positions	%	2016	2015	Positions	%
	(Positions in thousands)				(Positions in thousands)
Average number of fee-generating positions:
Recordkeeping and custodial	2,200	2,165	35	2%	2,196	2,116	80	4%
Recordkeeping only	684	657	27	4%	675	642	33	5%
Total average number of fee-generating positions	2,884	2,822	62	2%	2,871	2,758	113	4%

Changes in Investment and Savings Products Sales and Asset Values and Accounts during the Three Months Ended June 30, 2016

Product sales. The decrease in product sales during the three months ended June 30, 2016 compared with the prior year period was largely attributable to lower customer demand driven by uncertainty in the investment markets as well by industry-wide weakness in variable annuity sales. The investment products we offer our clients are invested in diversified funds comprised mainly of U.S. and Canadian equity and fixed-income securities and the attractiveness of these investments was adversely impacted by price volatility in these markets during the three months ended June 30, 2016.

Average client asset values. The slight decrease in average client asset values in the second quarter of 2016 compared with the prior year period was largely attributable to the lower beginning of period client asset values in 2016 as compared with 2015.

Rollforward of client asset values. Client asset values during the three months ended June 30, 2016 increased primarily due to a modest increase in market value during the second quarter of 2016. Despite lower product sales, inflows from product sales outpaced redemptions and remained consistent as a percentage of beginning client asset values when compared with the three months ended June 30, 2015.

Average number of fee-generating positions. The average number of fee-generating positions during the three months ended June 30, 2016 increased from the prior year period primarily due to the cumulative effect of product sales of mutual funds and managed accounts investments that are serviced on the Company’s recordkeeping and custodial services platform.

Changes in Investment and Savings Products Sales and Asset Values and Accounts during the Six Months Ended June 30, 2016

Product sales. Investment and savings products sales decreased during the six months ended June 30, 2016 compared with the prior year period due to the same factors impacting product sales as described in the three-month comparison.

Average client asset values. The decline in average client asset values during the six months ended June 30, 2016 compared with the prior year period was largely due to market volatility as well as the impact of the lower average value of the Canadian dollar in the first quarter of 2016 versus the first quarter of 2015.

Rollforward of client asset values. The increase in client asset values during the six months ended June 30, 2016 was largely due to the same factors impacting the rollforward of client asset values as discussed above in the three-month comparison as well as the positive effect on the translated U.S. dollar value of Canadian client assets in 2016 caused by an improved Canadian dollar period end spot rate. During the second quarter of 2015, the negative impact of a lower Canadian dollar period end spot rate on the translated amount of Canadian client assets partially offset the positive market performance of client assets and product sales in excess of redemptions.

Average number of fee-generating positions. The average number of fee-generating positions during the six months ended June 30, 2016 increased from the prior year period primarily due to the same factors impacting average number of fee-generating positions as described above in the three-month comparison as well as the addition of a mutual fund provider on our recordkeeping and custodial services platform that occurred in March 2015.

Other business trends and conditions.

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

Pricing assumptions. Our pricing methodology is intended to provide us with appropriate profit margins for the risks we assume. We determine pricing classifications based on the coverage sought, such as the size and term of the policy, and certain policyholder attributes, such as age and health. In addition, we generally utilize unisex rates for our term life insurance policies. The pricing assumptions that underlie our rates are based upon our best estimates of mortality, persistency and interest rates at the time of issuance, sales force commission rates, issue and underwriting expenses, operating expenses and the characteristics of the insureds, including the distribution of sex, age, underwriting class, product and amount of coverage. Our results will be affected to the extent there is a variance between our pricing assumptions and actual experience.

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

•

Interest Rates. We use an assumption for future interest rates that initially reflects the current low interest rate environment gradually increasing to a level consistent with historical experience. Both DAC and the future policy benefit reserve liability increase with the assumed interest rate. Since DAC is higher than the future policy benefit reserve liability in the early years of a policy, a lower assumed interest rate generally will result in lower profits. In the later years, when the future policy benefit reserve liability is higher than DAC, a lower assumed interest rate generally will result in higher profits. These assumed interest rates, which like other pricing assumptions are locked in at issue, impact the timing but not the aggregate amount of DAC and future policy benefit reserve changes. We allocate net investment income generated by the investment portfolio to the Term Life Insurance segment in an amount equal to the assumed net interest accreted to the segment’s U.S. generally accepted accounting principles (“U.S. GAAP”)-measured future policy benefit reserve liability less DAC. All remaining net investment income, and therefore the impact of actual interest rates, is attributed to the Corporate and Other Distributed Products segment.

Reinsurance. Since the mid-1990s, we have reinsured between 60% and 90% of the mortality risk on our U.S. term life insurance policies on a quota share yearly renewable term ("YRT") basis. In Canada, we previously utilized reinsurance arrangements similar to the U.S. in certain years and reinsured only face amounts above $500,000 in other years. However, in the first quarter of 2012, we entered into a YRT reinsurance arrangement in Canada similar to our U.S. program. YRT reinsurance permits us to set future mortality at contractual rates by policy class. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.

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

Investment and Savings Products Segment. Our Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing management, marketing and distribution fees, and the number of recordkeeping and custodial fee-generating positions we administer.

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

Accounts. We earn recordkeeping fees for administrative functions we perform on behalf of several of our retail and managed mutual fund providers. An individual client account may include multiple fund positions for which we earn recordkeeping fees. We may also receive fees earned for non-bank custodial services that we provide to clients with retirement plan accounts.

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

•

sales of a higher proportion of managed investments and segregated funds products will generally extend the time over which revenues can be earned because we are entitled to higher revenues based on assets under management for these accounts in lieu of upfront revenues; and

•

sales of a higher proportion of mutual fund products and the composition of the fund families sold will impact the timing and amount of revenue we earn given the marketing, support, recordkeeping and custodial services we provide for the various mutual fund products we distribute.

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

Capital Structure. Our financial results are affected by our capital structure, which includes our Senior Notes and our common stock. For additional information regarding our capital structure, see Note 6 (Debt) and Note 7 (Stockholders’ Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Accounting Policy Changes. During the three months ended June 30, 2016, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2015 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$612,189	$588,248	$23,941	4%	$1,209,319	$1,165,707	$43,612	4%
Ceded premiums	(406,683)	(406,854)	(171)	*	(802,017)	(804,395)	(2,378)	*
Net premiums	205,506	181,394	24,112	13%	407,302	361,312	45,990	13%
Commissions and fees	136,902	139,150	(2,248)	(2)%	265,723	271,985	(6,262)	(2)%
Investment income net of investment expenses	24,994	21,782	3,212	15%	50,387	45,431	4,956	11%
Interest expense on surplus note	(4,605)	(2,707)	1,898	70%	(8,760)	(5,182)	3,578	69%
Net investment income	20,389	19,075	1,314	7%	41,627	40,249	1,378	3%
Realized investment gains (losses), including other-than-temporary impairment losses	3,440	597	2,843	476%	2,657	1,881	776	41%
Other, net	13,007	10,301	2,706	26%	24,896	19,936	4,960	25%
Total revenues	379,244	350,517	28,727	8%	742,205	695,363	46,842	7%

Benefits and expenses:
Benefits and claims	88,984	82,521	6,463	8%	179,961	165,021	14,940	9%
Amortization of DAC	38,720	36,384	2,336	6%	81,849	72,595	9,254	13%
Sales commissions	70,146	71,499	(1,353)	(2)%	136,789	139,956	(3,167)	(2)%
Insurance expenses	33,026	28,744	4,282	15%	66,337	63,093	3,244	5%
Insurance commissions	4,472	4,145	327	8%	8,619	7,334	1,285	18%
Interest expense	7,178	8,642	(1,464)	(17)%	14,350	17,316	(2,966)	(17)%
Other operating expenses	44,838	41,757	3,081	7%	92,208	86,413	5,795	7%
Total benefits and expenses	287,364	273,692	13,672	5%	580,113	551,728	28,385	5%
Income before income taxes	91,880	76,825	15,055	20%	162,092	143,635	18,457	13%
Income taxes	32,554	27,652	4,902	18%	57,590	51,062	6,528	13%
Net income	$59,326	$49,173	$10,153	21%	$104,502	$92,573	$11,929	13%
*	Less than 1%.

Results for the Three Months Ended June 30, 2016 and 2015

Total revenues. Total revenues for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 increased primarily due to incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as growth in direct premiums from strong term life insurance sales in recent periods.  Also contributing to the increase in revenues was the higher realized investment gains we recognized from the sale of certain securities where the Company was able to reduce its exposure to specific issuers. The increase in net premiums and realized investment gains was partially offset by the decline in commissions and fees, which was mostly attributable to a decline in Investment and Savings Products segment sales.

The increase in net investment income for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily driven by a higher market return on the deposit asset backing a 10% coinsurance agreement that is subject to deposit method accounting. Interest expense on surplus note will fluctuate from period to period along with the principal amount of our surplus note (the “Surplus Note”) based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by our Vidalia Re, Inc. (“Vidalia Re”) captive insurance company. Investment income earned on our held-to-maturity invested asset completely offsets the interest expense on Surplus Note, thereby eliminating any impact on net investment income.

For more information on the Surplus Note, see Note 6 (Debt) and for additional information on the redundant reserve financing transaction used by Vidalia Re, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

The increase in other, net revenues for the three months ended June 30, 2016 compared to the prior year period was driven by the increase in fees collected for our web-based sales force support system. The growth in these fees has been accompanied by higher technology spending and resource utilization incurred to enhance the support system’s tools, mobile application functionality, and accommodate increased capacity. We allocate fees collected for our web-based sales force support system between our Term Life

Insurance segment and our Investment and Savings Products segment based on the estimated number of sales force representatives that are licensed to sell products in each respective segment.

Total benefits and expenses. The growth in total benefits and expenses for the three months ended June 30, 2016 was largely the result of the growth in revenue-related costs which included benefits and claims, amortization of DAC, insurance expenses, insurance commissions, and other operating expenses, which includes increased technology costs incurred to support business growth. Partially offsetting the growth in benefits and expenses was the decrease in Investment and Savings Products segment commissions, which was largely in line with the percentage decrease in commissions and fees revenues.

Income taxes. Our effective income tax rate was 35.4% and 36.0% for the three months ended June 30, 2016 and 2015, respectively.

The difference in the rate was attributable to a change made in the second quarter of 2015 that resulted in an increase in the amount of estimated earnings that may be repatriated from our Canadian subsidiaries to the U.S. and are subject to a higher U.S. corporate income tax rate.  An income tax expense adjustment was recorded in the second quarter of 2015 to account for the year-to-date impact of the repatriation increase, resulting in an incrementally higher income tax expense in the second quarter of 2015 relative to the second quarter of 2016.

Results for the Six Months Ended June 30, 2016 and 2015

Total revenues. Total revenues for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 increased primarily due to the same factors impacting total revenues as discussed above in the three-month comparison.

Total benefits and expenses. The growth in total benefits and expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was mostly attributable to the same factors impacting total benefits and expenses as discussed above in the three-month comparison.

Income taxes. Our effective income tax rate was relatively consistent at 35.5% during each of the six months ended June 30, 2016 and 2015.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$604,117	$579,873	$24,244	4%	$1,193,361	$1,149,036	$44,325	4%
Ceded premiums	(404,492)	(404,211)	281	*	(797,763)	(799,333)	(1,570)	*
Net premiums	199,625	175,662	23,963	14%	395,598	349,703	45,895	13%
Allocated net investment income	1,871	1,436	435	30%	3,721	2,840	881	31%
Other, net	9,183	7,291	1,892	26%	17,638	14,040	3,598	26%
Total revenues	210,679	184,389	26,290	14%	416,957	366,583	50,374	14%
Benefits and expenses:
Benefits and claims	83,835	78,268	5,567	7%	170,630	156,258	14,372	9%
Amortization of DAC	36,477	32,797	3,680	11%	77,702	67,814	9,888	15%
Insurance expenses	31,255	27,253	4,002	15%	62,465	59,764	2,701	5%
Insurance commissions	1,094	1,382	(288)	(21)%	2,062	1,983	79	4%
Total benefits and expenses	152,661	139,700	12,961	9%	312,859	285,819	27,040	9%
Income before income taxes	$58,018	$44,689	$13,329	30%	$104,098	$80,764	$23,334	29%
*	Less than 1%.

Results for the Three Months Ended June 30, 2016 and 2015

Net premiums. The growth in net premiums for the three months ended June 30, 2016 compared to the prior year period was attributable to the combined effect of increased direct premiums while ceded premiums remained consistent. Direct premiums increased on a year-over-year basis due to strong policy sales in recent periods and the overall growth in face amount in force. Although direct premiums were higher, ceded premiums for the three months ended June 30, 2016 were flat compared to the prior year period as the increase in yearly renewable term ceded premiums related to new sales was offset by the run-off of business subject to the IPO coinsurance transactions.  The dynamic of growing direct premiums not subject to the IPO coinsurance transactions coupled with the run-off of business subject to the IPO coinsurance transactions caused net premiums to grow faster than direct premiums.

Benefits and claims. The increase in benefits and claims for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily driven by the growth in our business. However, benefits and claims increased at a slower rate than net premiums as a result of incurred claims experience during the second quarter of 2016 being lower than historical experience, which had an estimated impact of approximately $2 million. Also contributing to the slower rate of growth in benefits and claims relative to net premiums was incurred claims experience during the comparable period in the prior year that were estimated to be approximately $1 million higher than if it were in line with historical experience.

Amortization of DAC. The amortization of DAC for the three months ended June 30, 2016 compared to the prior year period increased largely due to the increase in net premiums. The growth in DAC amortization did not increase at the same rate as the growth in net premiums due to the impact of slightly favorable persistency experience in the second quarter of 2016 compared to the prior year period.

Insurance expenses. Insurance expenses for the three months ended June 30, 2016 compared to the prior year period increased primarily due to higher technology spending, as discussed above in the consolidated “Primerica, Inc. and Subsidiaries Results”, which accounted for approximately $2.2 million of higher expenses. In addition, growth in the business accounted for approximately $1.8 million of the increase in insurance expenses.

Results for the Six Months Ended June 30, 2016 and 2015

Net premiums. Net premiums grew for the six months ended June 30, 2016 compared to the prior year period mostly due to the same factors impacting net premiums as discussed above in the three-month comparison.

Benefits and claims. In comparing the six months ended June 30, 2016 to the six months ended June 30, 2015, benefits and claims increased at a slower rate than net premiums primarily due to lower incurred claims experience during the second quarter of 2016 as discussed above in the three-month comparison. In addition, the impact of modestly lower persistency on policy reserves during the first quarter of 2016 versus the first quarter of 2015 contributed to the slower rate of growth in benefits and claims in the current year period.

Amortization of DAC. The increase in amortization of DAC for the six months ended June 30, 2016 compared to the prior year period was primarily driven by growth in net premiums. The rate at which DAC amortization increased was slightly higher than the growth rate in net premiums due to the impact of modestly lower persistency during the first quarter of 2016 as compared with the first quarter of 2015, which more than offset the effect of slightly higher persistency during the second quarter of 2016 that was noted in the three-month comparison above.

Insurance expenses. Insurance expenses for the six months ended June 30, 2016 compared to the prior year period increased due to higher growth-related expenses of approximately $3.2 million and higher technology expenses of approximately $3.8 million. Partially offsetting the increase in insurance expenses were lower employee-related expenses of approximately $3.3 million due to the change in the Company’s management structure in the first quarter of 2015, which reallocated expenses from the Term Life Insurance segment to the Corporate and Other Distributed Products segment.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$59,057	$63,072	$(4,015)	(6)%	$115,276	$123,107	$(7,831)	(6)%
Asset-based revenues	59,541	59,144	397	1%	114,848	115,981	(1,133)	(1)%
Account-based revenues	11,611	10,994	617	6%	22,920	21,447	1,473	7%
Other, net	2,484	1,871	613	33%	4,685	3,620	1,065	29%
Total revenues	132,693	135,081	(2,388)	(2)%	257,729	264,155	(6,426)	(2)%
Expenses:
Amortization of DAC	1,704	2,901	(1,197)	(41)%	3,623	4,101	(478)	(12)%
Insurance commissions	2,884	2,182	702	32%	5,515	4,153	1,362	33%
Sales commissions:
Sales-based	42,040	44,595	(2,555)	(6)%	82,367	87,038	(4,671)	(5)%
Asset-based	24,907	24,059	848	4%	48,000	47,309	691	1%
Other operating expenses	25,094	23,598	1,496	6%	50,469	48,765	1,704	3%
Total expenses	96,629	97,335	(706)	(1)%	189,974	191,366	(1,392)	(1)%
Income before income taxes	$36,064	$37,746	$(1,682)	(4)%	$67,755	$72,789	$(5,034)	(7)%
Results for the Three Months Ended June 30, 2016 and 2015

Commissions and fees. The decrease in commissions and fees during the three months ended June 30, 2016 compared to the prior year period was largely attributable to lower sales-based revenue driven by market uncertainty as well as industry-wide weakness in variable annuity sales. Asset-based revenue remained flat year-over-year reflecting consistent average client asset values. Account-based revenue increased primarily due to the increase in the average number of fee-generating positions.

Amortization of DAC. During the three months ended June 30, 2016, amortization of DAC decreased compared to the prior year period primarily due to stronger Canadian segregated fund market performance in the second quarter of 2016, which contributed to approximately $1.1 million in lower DAC amortization year-over-year.

Insurance commissions. During the three months ended June 30, 2016, insurance commissions increased due in large part to a change in trail commission rates earned by the sales force on our Canadian segregated funds during the second quarter of 2015.

Sales commissions. The decrease in sales-based commissions in the three months ended June 30, 2016 compared to the prior year period was relatively consistent with the decline in sales-based revenues noted above. The increase in asset-based commissions outpaced the increase in asset-based revenue primarily due to the mix of asset-based commissions paid on Canadian client mutual fund assets and U.S. client mutual fund assets.

Other operating expenses. The increase in other operating expenses in the three months ended June 30, 2016 compared to the prior year period was driven by a combination of items including growth in account-based expenses, investments in new product offerings, and higher technology spending to enhance our web-based sales force support system.

Results for the Six Months Ended June 30, 2016 and 2015

Commissions and fees. The decrease in commissions and fees during the six months ended June 30, 2016 compared to the prior year period was largely attributable to the same factors impacting sales-based and asset-based revenues discussed above in the three-month comparison. For the six months ended June 30, 2016, account-based revenue increased primarily due to the increase in the average number of fee-generating positions as well as the addition of a mutual fund company to our recordkeeping and custodial services platform during the second quarter of 2015.

Amortization of DAC. During the six months ended June 30, 2016, amortization of Canadian segregated funds DAC decreased compared to the prior year period mainly due to the impact of favorable market performance of the underlying funds during the second quarter of 2016, partially offset by comparatively lower market performance in the first quarter of 2016 versus 2015.

Insurance commissions. The increase in insurance commissions during the six months ended June 30, 2016 compared to the prior year period was attributable to the same factors impacting insurance commissions as described above in the three-month comparison.

Sales commissions. The decrease in sales commissions in the six months ended June 30, 2016 compared to the prior year period was mainly driven by the same trends discussed above in the three-month comparison.

Other operating expenses. The increase in other operating expenses in the six months ended June 30, 2016 compared to the prior year period was largely the result of similar items impacting other operating expenses as described above in the three-month comparison.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$8,072	$8,375	$(303)	(4)%	$15,958	$16,671	$(713)	(4)%
Ceded premiums	(2,191)	(2,643)	(452)	(17)%	(4,254)	(5,062)	(808)	(16)%
Net premiums	5,881	5,732	149	3%	11,704	11,609	95	1%
Commissions and fees	6,693	5,940	753	13%	12,679	11,450	1,229	11%
Allocated investment income net of investment expenses	23,123	20,346	2,777	14%	46,666	42,591	4,075	10%
Interest expense on surplus note	(4,605)	(2,707)	1,898	70%	(8,760)	(5,182)	3,578	69%
Allocated net investment income	18,518	17,639	879	5%	37,906	37,409	497	1%
Realized investment gains (losses), including OTTI losses	3,440	597	2,843	476%	2,657	1,881	776	41%
Other, net	1,340	1,139	201	18%	2,573	2,276	297	13%
Total revenues	35,872	31,047	4,825	16%	67,519	64,625	2,894	4%
Benefits and expenses:
Benefits and claims	5,149	4,253	896	21%	9,331	8,763	568	6%
Amortization of DAC	539	686	147	21%	524	680	(156)	(23)%
Insurance expenses	1,771	1,491	280	19%	3,872	3,329	543	16%
Insurance commissions	494	581	(87)	(15)%	1,042	1,198	(156)	(13)%
Sales commissions	3,199	2,845	354	12%	6,422	5,609	813	14%
Interest expense	7,178	8,642	(1,464)	(17)%	14,350	17,316	(2,966)	(17)%
Other operating expenses	19,744	18,159	1,585	9%	41,739	37,648	4,091	11%
Total benefits and expenses	38,074	36,657	1,417	4%	77,280	74,543	2,737	4%
Loss before income taxes	$(2,202)	$(5,610)	$(3,408)	(61)%	$(9,761)	$(9,918)	$(157)	(2)%

Results for the Three Months Ended June 30, 2016 and 2015

Total revenues. The increase in total revenues for the three months ended June 30, 2016 compared to the prior year period was primarily attributable to the net realized investment gains recognized in the second quarter of 2016 discussed in the consolidated “Primerica, Inc. and subsidiaries” results section above.  Net premiums for the closed blocks of business issued by our NBLIC subsidiary remained relatively consistent with the prior year period. Commissions and fees revenue increased year-over-year due to the continued impact from stronger sales of other fee-based distributed products. The increase in allocated net investment income was driven by the same factors discussed in the consolidated “Primerica, Inc. and Subsidiaries Results” discussion earlier in this section.

Total benefits and expenses. The increase in total benefits and expenses for the three months ended June 30, 2016 compared to the prior year period was largely due to higher employee-related expenses in other operating expenses, partially offset by the reduction in the interest expense incurred on our 10% coinsurance agreement. For more information on the reduction of the finance charge incurred on our 10% coinsurance agreement, refer to Note 5 (Reinsurance) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Results for the Six Months Ended June 30, 2016 and 2015

Total revenues. The increase in total revenues for the six months ended June 30, 2016 was primarily due to the factors discussed above in the three-month comparison. For the six months ended June 30, 2016, the year-over-year change in net realized investment gains was primarily attributable to the same factors discussed in the consolidated “Primerica, Inc. and subsidiaries” results section above.

Total benefits and expenses. The increase in total benefits and expenses for the six months ended June 30, 2016 compared to the prior year period was primarily due to the items described above in the three-month comparison as well as the attribution of expenses between segments in the first quarter as described in the Term Life Insurance segment discussion above.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. As of June 30, 2016, we did not hold any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio. In addition, as of June 30, 2016, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	June 30, 2016	December 31, 2015
Average rating of our fixed-maturity portfolio	A-	A-
Average duration of our fixed-maturity portfolio	4.1 years	4.0 years
Average book yield of our fixed-maturity portfolio	4.40%	4.40%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating follows:

	June 30, 2016		December 31, 2015
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$255,485	16%	$292,169	17%
AA	152,460	9%	125,682	7%
A	359,201	22%	386,140	23%
BBB	778,690	48%	801,732	48%
Below investment grade	91,054	5%	89,301	5%
Not rated	2,291	*	377	*
Total	$1,639,181	100%	$1,695,401	100%
*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	June 30, 2016
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Canada	$25,151	$23,478	$1,673	AAA
National Rural Utilities Cooperative	11,787	10,267	1,520	A
General Electric Co	10,153	9,548	605	AA+
Wells Fargo & Co	9,645	9,048	597	A
Iberdrola SA	9,024	8,473	551	BBB+
National Fuel Gas Co	8,694	8,066	628	BBB
Province of Ontario Canada	8,644	7,926	718	AA-
Anheuser-Busch InBev SA/NV	8,504	7,837	667	A-
TransCanada Corp	8,349	7,926	423	A-
US Bancorp	8,052	7,381	671	A-
Total – ten largest holdings	$108,003	$99,950	$8,053
Total – fixed-maturity and equity securities	$1,783,826	$1,678,588
Percent of total fixed-maturity and equity securities	6%	6%

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares outstanding. At June 30, 2016, the Parent Company had cash and invested assets of approximately $99.7 million.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2016	2015	$
	(In thousands)
Net cash provided by (used in) operating activities	$103,901	$83,854	$20,047
Net cash provided by (used in) investing activities	64,997	6,852	58,145
Net cash provided by (used in) financing activities	(109,313)	(128,266)	18,953
Effect of foreign exchange rate changes on cash	1,212	(2,475)	3,687
Change in cash and cash equivalents	$60,797	$(40,035)	$100,832

Operating Activities. The increase in operating cash flows during the six months ended June 30, 2016 was primarily driven by the timing of when cash payments were received from reinsurers for ceded claims. Partially offsetting the increase in operating cash flows were higher payments for acquisition costs in 2016 compared to 2015 due to the growth in new term life insurance policies issued.

Investing Activities. During the six months ended June 30, 2016, cash from investing activities increased as compared to the same period in 2015. Share repurchase activity contributed to the increase in cash provided by investing activities as the Company accumulated a higher amount of cash proceeds derived from invested assets in 2016 to fund share repurchases of our common stock.  In 2015, a higher balance of cash on-hand at the beginning of the period was available to fund share repurchases than in the same period in 2016. In addition, the amount of cash on hand increased during the six months ended June 30, 2016 versus the six months ended June 30, 2015 due to lower purchases of available-for-sale investments during the current year period.

Financing Activities. Cash used in financing activities decreased during the first six months of 2016 compared to the first six months of 2015 as repurchases of our common stock in the current year did not reach the level of repurchases that were made in the prior year. The higher amount of share repurchases in the prior year was primarily driven by the acceleration of repurchases made under the share repurchase program.

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

As of June 30, 2016, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth. Primerica Life’s RBC ratio remained well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of June 30, 2016, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

We were in compliance with the covenants of the Senior Notes at June 30, 2016. No events of default(s) occurred during the three months ended June 30, 2016.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2015.

Short-term Borrowings. We had no short-term borrowings as of or during the three months ended June 30, 2016.

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

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of June 30, 2016 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) and associated with the Peach Re Redundant Reserve Financing Transaction as described in Note 10 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We believe that the DOL Fiduciary Rule will necessitate certain changes to our qualified plan business in order for us to continue to help investors save for retirement. At this time, we have not yet finalized the extent and nature of those changes. While we expect to incur increased costs, we cannot yet quantify the collective impact of those costs and other changes on the Company.  IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2015. Changes resulting from the DOL Fiduciary Rule could make it more difficult for us and our sales representatives to profitably serve the middle-income market and could result in a reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed sales representatives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2016, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1-30, 2016	340,346	$45.98	340,346	$84,434,488
May 1-31, 2016	317,527	50.83	252,471	71,585,822
June 1-30, 2016	237,064	56.60	214,376	59,486,820
Total	894,937	$50.51	807,193	$59,486,820

(1)

Consists of (a) repurchases of 87,744 shares at an average price of $52.54 arising from share-based compensation tax withholdings and stock option exercises and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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

(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

August 9, 2016	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)