Form 10-Q
period 2016-09-30
Primerica, Inc.
filed 2016-11-09
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2016
Common Stock, $0.01 Par Value	45,801,431 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2016	December 31, 2015
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,660,347 in 2016 and $1,690,043 in 2015)	$1,761,174	$1,731,459
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $500,823 in 2016 and $371,742 in 2015)	454,000	365,220
Equity securities available-for-sale, at fair value (cost: $37,966 in 2016 and $39,969 in 2015)	47,539	47,839
Trading securities, at fair value (cost: $12,268 in 2016 and $5,383 in 2015)	12,259	5,358
Policy loans	30,801	28,627
Total investments	2,305,773	2,178,503
Cash and cash equivalents	195,323	152,294
Accrued investment income	17,449	17,080
Due from reinsurers	4,161,537	4,110,628
Deferred policy acquisition costs, net	1,672,454	1,500,259
Agent balances, due premiums and other receivables	226,539	190,379
Intangible assets, net (accumulated amortization: $74,381 in 2016 and $71,828 in 2015)	55,766	58,318
Income taxes	29,313	35,067
Other assets	356,713	304,356
Separate account assets	2,347,816	2,063,899
Total assets	$11,368,683	$10,610,783

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$5,629,967	$5,431,711
Unearned premiums	526	628
Policy claims and other benefits payable	246,514	238,157
Other policyholders’ funds	348,975	356,123
Notes payable	372,827	372,552
Surplus note	453,247	364,424
Income taxes	215,454	148,125
Other liabilities	436,621	417,910
Payable under securities lending	95,843	71,482
Separate account liabilities	2,347,816	2,063,899
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	10,147,790	9,465,011

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2016 and 2015; issued and outstanding 45,962 shares in 2016 and 48,297 shares in 2015)	460	483
Paid-in capital	66,510	180,250
Retained earnings	1,090,388	952,804
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(8,227)	(19,801)
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	71,827	32,107
Net unrealized investment losses other-than-temporarily impaired	(65)	(71)
Total stockholders’ equity	1,220,893	1,145,772
Total liabilities and stockholders’ equity	$11,368,683	$10,610,783

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$616,587	$587,882	$1,825,906	$1,753,589
Ceded premiums	(399,676)	(393,987)	(1,201,692)	(1,198,382)
Net premiums	216,911	193,895	624,214	555,207
Commissions and fees	134,282	132,368	400,005	404,353
Investment income net of investment expenses	24,356	22,487	74,742	67,918
Interest expense on surplus note	(4,957)	(3,772)	(13,716)	(8,954)
Net investment income	19,399	18,715	61,026	58,964
Realized investment gains (losses), including other-than- temporary impairment losses	(35)	(259)	2,623	1,623
Other, net	13,069	10,990	37,353	30,605
Total revenues	383,626	355,709	1,125,221	1,050,752

Benefits and expenses:
Benefits and claims	93,022	88,599	272,983	253,621
Amortization of deferred policy acquisition costs	45,428	40,797	127,277	113,392
Sales commissions	66,700	67,402	203,489	207,358
Insurance expenses	32,837	30,266	98,873	93,365
Insurance commissions	4,709	4,619	13,328	11,953
Interest expense	7,184	8,718	21,534	26,036
Other operating expenses	45,309	40,355	137,206	126,439
Total benefits and expenses	295,189	280,756	874,690	832,164
Income before income taxes	88,437	74,953	250,531	218,588
Income taxes	30,400	25,603	87,991	76,664
Net income	$58,037	$49,350	$162,540	$141,924

Earnings per share:
Basic earnings per share	$1.22	$0.98	$3.38	$2.73
Diluted earnings per share	$1.22	$0.98	$3.37	$2.73

Weighted-average shares used in computing earnings per share:
Basic	47,008	50,082	47,736	51,494
Diluted	47,051	50,104	47,775	51,526

Supplemental disclosures:
Total impairment losses	$(478)	$(1,564)	$(3,308)	$(2,433)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-	-
Net impairment losses recognized in earnings	(478)	(1,564)	(3,308)	(2,433)
Other net realized investment gains (losses)	443	1,305	5,931	4,056
Realized investment gains (losses), including other-than- temporary impairment losses	$(35)	$(259)	$2,623	$1,623

Dividends declared per share	$0.18	$0.16	$0.52	$0.48

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$58,037	$49,350	$162,540	$141,924
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains/(losses) on investment securities	5,129	(18,019)	63,414	(35,078)
Reclassification adjustment for realized investment (gains) losses included in net income	33	381	(2,300)	(1,892)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income tax expense (benefit)	(3,165)	(16,323)	11,704	(33,731)
Total other comprehensive income (loss) before income taxes	1,997	(33,961)	72,818	(70,701)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,777	(6,345)	21,518	(13,306)
Other comprehensive income (loss), net of income taxes	220	(27,616)	51,300	(57,395)
Total comprehensive income	$58,257	$21,734	$213,840	$84,529

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Nine months ended September 30,
	2016	2015
	(In thousands)
Common stock:
Balance, beginning of period	$483	$522
Repurchases of common stock	(29)	(41)
Net issuance of common stock	6	5
Balance, end of period	460	486

Paid-in capital:
Balance, beginning of period	180,250	353,337
Share-based compensation	21,564	28,073
Net issuance of common stock	(6)	(5)
Repurchases of common stock	(135,298)	(187,180)
Adjustments to paid-in capital, other	-	1,089
Balance, end of period	66,510	195,314

Retained earnings:
Balance, beginning of period	952,804	795,740
Net income	162,540	141,924
Dividends	(24,956)	(24,915)
Balance, end of period	1,090,388	912,749

Accumulated other comprehensive income (loss):
Balance, beginning of period	12,235	95,527
Change in foreign currency translation adjustment, net of income tax expense (benefit)	11,574	(33,365)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other-than temporarily impaired, net of income tax expense (benefit)	39,720	(24,419)
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit)	6	389
Balance, end of period	63,535	38,132
Total stockholders’ equity	$1,220,893	$1,146,681

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$162,540	$141,924
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	177,744	167,886
Deferral of policy acquisition costs	(281,397)	(243,346)
Amortization of deferred policy acquisition costs	127,277	113,392
Change in income taxes	51,598	31,349
Realized investment (gains) losses, including other-than-temporary impairments	(2,623)	(1,623)
Accretion and amortization of investments	(1,091)	(1,094)
Depreciation and amortization	10,879	8,201
Change in due from reinsurers	(34,907)	(33,248)
Change in agent balances, due premiums and other receivables	(36,160)	(21,553)
Trading securities sold, matured, or called (acquired), net	(6,917)	1,143
Share-based compensation	11,754	12,918
Change in other operating assets and liabilities, net	(13,809)	(34,957)
Net cash provided by (used in) operating activities	164,888	140,992

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	76,540	104,097
Fixed-maturity securities — matured or called	195,803	201,722
Equity securities	4,864	4,700
Available-for-sale investments acquired:
Fixed-maturity securities	(228,986)	(264,457)
Equity securities	(1,074)	(794)
Purchases of property and equipment and other investing activities, net	(11,410)	(5,924)
Cash collateral received (returned) on loaned securities, net	24,361	33,009
Sales (purchases) of short-term investments using securities lending collateral, net	(24,361)	(33,009)
Net cash provided by (used in) investing activities	35,737	39,344

Cash flows from financing activities:
Dividends paid	(24,956)	(24,915)
Common stock repurchased	(131,570)	(181,121)
Excess tax benefits on share-based compensation	1,684	4,624
Tax withholdings on share-based compensation	(3,757)	(6,101)
Cash proceeds from stock options exercised	-	136
Net cash provided by (used in) financing activities	(158,599)	(207,377)

Effect of foreign exchange rate changes on cash	1,003	(4,395)
Change in cash and cash equivalents	43,029	(31,436)

Cash and cash equivalents, beginning of period	152,294	191,997
Cash and cash equivalents, end of period	$195,323	$160,561

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2016 and December 31, 2015 and the statements of income and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and the statements of stockholders' equity and cash flows for the nine months ended September 30, 2016 and 2015. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the unaudited condensed consolidated financial statements dated as of September 30, 2016.

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2015 Annual Report.

Future Application of Accounting Standards. Recent accounting guidance not discussed is not applicable, is immaterial to our financial statements, or did not or is not expected to have a material impact on our business. For additional information on new accounting pronouncements and recent accounting principles and their impact, if any, on our financial position or results of operations, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) in our 2015 Annual Report and in the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016.

(2) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Results of operations by segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Term life insurance segment	$222,598	$197,205	$639,253	$563,795
Investment and savings products segment	130,080	128,596	387,604	392,561
Corporate and other distributed products segment	30,948	29,908	98,364	94,396
Total revenues	$383,626	$355,709	$1,125,221	$1,050,752
Income (loss) before income taxes:
Term life insurance segment	$58,137	$46,519	$162,234	$127,284
Investment and savings products segment	35,760	34,811	103,514	107,600
Corporate and other distributed products segment	(5,460)	(6,377)	(15,217)	(16,296)
Total income before income taxes	$88,437	$74,953	$250,531	$218,588

Total assets by segment were as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Assets:
Term life insurance segment	$5,878,013	$5,638,682
Investment and savings products segment(1)	2,462,111	2,157,548
Corporate and other distributed products segment	3,028,559	2,814,553
Total assets	$11,368,683	$10,610,783

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $114.4 million and $93.8 million as of September 30, 2016 and December 31, 2015, respectively.

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

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in Other assets in our unaudited condensed consolidated balance sheets, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenues by country:
United States	$323,560	$298,671	$947,618	$876,363
Canada	60,066	57,038	177,603	174,389
Total revenues	$383,626	$355,709	$1,125,221	$1,050,752
Income before income taxes by country:
United States	$71,525	$61,116	$200,137	$170,172
Canada	16,912	13,837	50,394	48,416
Total income before income taxes	$88,437	$74,953	$250,531	$218,588

	September 30, 2016	December 31, 2015
	(In thousands)
Long-lived assets by country:
United States	$27,997	$28,621
Canada	865	787
Total long-lived assets	$28,862	$29,408

(3) Investments

Available-for-sale Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of available-for-sale fixed-maturity and equity securities follow:

	September 30, 2016
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$15,515	$547	$(1)	$16,061
Foreign government	121,993	9,843	(106)	131,730
States and political subdivisions	43,326	3,167	(34)	46,459
Corporates	1,246,969	78,951	(2,840)	1,323,080
Residential mortgage-backed securities	78,549	6,836	(107)	85,278
Commercial mortgage-backed securities	104,471	4,355	(51)	108,775
Other asset-backed securities	49,524	352	(85)	49,791
Total fixed-maturity securities(1)	1,660,347	104,051	(3,224)	1,761,174
Equity securities	37,966	10,147	(574)	47,539
Total fixed-maturity and equity securities	$1,698,313	$114,198	$(3,798)	$1,808,713

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at September 30, 2016 follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$94,127	$95,946
Due after one year through five years	690,909	734,979
Due after five years through 10 years	594,927	632,004
Due after 10 years	47,840	54,401
	1,427,803	1,517,330
Mortgage-and asset-backed securities	232,544	243,844
Total fixed-maturity securities	$1,660,347	$1,761,174

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale investments was as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Net unrealized investment gains including OTTI:
Fixed-maturity and equity securities	$110,400	$49,286
OTTI	103	109
Net unrealized investment gains excluding OTTI	110,503	49,395
Deferred income taxes	(38,676)	(17,288)
Net unrealized investment gains excluding OTTI, net of tax	$71,827	$32,107

Trading Securities. We maintain a portfolio mostly of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $12.3 million and $5.4 million as of September 30, 2016 and December 31, 2015, respectively.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of September 30, 2016, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $46.8 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 4 (Fair Value of Financial Instruments).

See Note 6 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $19.4 million and $18.1 million as of September 30, 2016 and December 31, 2015, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $95.8 million and $71.5 million as of September 30, 2016 and December 31, 2015, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Fixed-maturity securities (available-for-sale)	$18,578	$18,786	$56,204	$58,132
Fixed-maturity security (held-to-maturity)	4,957	3,772	13,716	8,954
Equity securities	505	514	1,527	1,533
Policy loans and other invested assets	318	354	998	1,049
Cash and cash equivalents	148	51	497	141
Market return on deposit asset underlying 10% coinsurance agreement	1,058	220	5,443	1,776
Gross investment income	25,564	23,697	78,385	71,585
Investment expenses	(1,208)	(1,210)	(3,643)	(3,667)
Investment income net of investment expenses	24,356	22,487	74,742	67,918
Interest expense on surplus note	(4,957)	(3,772)	(13,716)	(8,954)
Net investment income	$19,399	$18,715	$61,026	$58,964

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$637	$1,209	$6,322	$4,610
Gross losses from sales	(192)	(26)	(714)	(285)
Other-than-temporary impairment losses	(478)	(1,564)	(3,308)	(2,433)
Gains (losses) from bifurcated options	(2)	122	323	(269)
Net realized investment gains (losses)	$(35)	$(259)	$2,623	$1,623

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

Available-for-sale fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $152.4 million and $626.0 million as of September 30, 2016 and December 31, 2015, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2016
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,729	$(1)	1	$-	$-	-
Foreign government	3,398	(19)	2	3,134	(87)	3
States and political subdivisions	2,844	(34)	4	-	-	-
Corporates	31,616	(321)	29	58,781	(2,519)	65
Residential mortgage-backed securities	2,451	(39)	5	4,515	(68)	8
Commercial mortgage-backed securities	11,873	(18)	11	7,136	(33)	10
Other asset-backed securities	11,755	(53)	14	4,108	(32)	7
Total fixed-maturity securities	65,666	(485)		77,674	(2,739)
Equity securities	1,752	(123)	11	3,500	(451)	9
Total fixed-maturity and equity securities	$67,418	$(608)		$81,174	$(3,190)

	December 31, 2015
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$13,651	$(22)	7	$-	$-	-
Foreign government	23,572	(829)	20	2,396	(693)	3
States and political subdivisions	2,729	(44)	6	878	(497)	2
Corporates	413,131	(17,481)	393	34,624	(6,730)	54
Residential mortgage-backed securities	9,681	(61)	9	4,762	(60)	7
Commercial mortgage-backed securities	56,216	(493)	49	3,199	(62)	6
Other asset-backed securities	26,611	(77)	23	260	(2)	2
Total fixed-maturity securities	545,591	(19,007)		46,119	(8,044)
Equity securities	3,652	(287)	17	3,209	(95)	8
Total fixed-maturity and equity securities	$549,243	$(19,294)		$49,328	$(8,139)

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	September 30, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$5	$93	$138	$262

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Impairments on fixed-maturity securities not in default	$466	$1,287	$3,145	$2,075
Impairments on fixed-maturity securities in default	2	2	121	7
Impairments on equity securities	10	275	42	351
Total impairment charges	$478	$1,564	$3,308	$2,433

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

As of September 30, 2016, the unrealized losses on our available-for-sale invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movements in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

Net impairment losses recognized in earnings for available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Total impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$445	$150	$1,374	$251
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely-than-not will not be required to sell before recovery	445	150	1,374	251
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	33	1,414	1,934	2,182
Net impairment losses recognized in earnings	$478	$1,564	$3,308	$2,433

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$7,489	$7,701	$11,856	$9,550
Additions for OTTI securities where no OTTI were recognized prior to the beginning of the period	451	336	1,682	403
Additions for OTTI securities where OTTI have been recognized prior to the beginning of the period	17	953	1,584	1,679
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(640)	(138)	(6,134)	(1,503)
Reductions for exchanges of securities previously impaired	(112)	-	(1,783)	(1,277)
Cumulative OTTI recognized in net income for securities still held, end of period	$7,205	$8,852	$7,205	$8,852

As of September 30, 2016, no impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of September 30, 2016 and December 31, 2015, the fair value of these bifurcated options was approximately $4.6 million and $5.4 million, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of September 30, 2016 and December 31, 2015. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$-	$16,061	$-	$16,061
Foreign government	-	131,730	-	131,730
States and political subdivisions	-	46,459	-	46,459
Corporates	3,374	1,317,982	1,724	1,323,080
Residential mortgage-backed securities	-	83,984	1,294	85,278
Commercial mortgage-backed securities	-	108,775	-	108,775
Other asset-backed securities	-	46,321	3,470	49,791
Total fixed-maturity securities	3,374	1,751,312	6,488	1,761,174
Equity securities	41,821	5,644	74	47,539
Trading securities	-	12,259	-	12,259
Separate accounts	-	2,347,816	-	2,347,816
Total fair value assets	$45,195	$4,117,031	$6,562	$4,168,788
Fair value liabilities:
Separate accounts	$-	$2,347,816	$-	$2,347,816
Total fair value liabilities	$-	$2,347,816	$-	$2,347,816

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Fixed-maturity securities:
U.S. government and agencies	$-	$20,659	$-	$20,659
Foreign government	-	120,216	-	120,216
States and political subdivisions	-	40,565	-	40,565
Corporates	2,146	1,299,613	3	1,301,762
Residential mortgage-backed securities	-	100,493	732	101,225
Commercial mortgage-backed securities	-	99,986	-	99,986
Other asset-backed securities	-	47,046	-	47,046
Total fixed-maturity securities	2,146	1,728,578	735	1,731,459
Equity securities	41,341	6,450	48	47,839
Trading securities	-	5,358	-	5,358
Separate accounts	-	2,063,899	-	2,063,899
Total fair value assets	$43,487	$3,804,285	$783	$3,848,555
Fair value liabilities:
Separate accounts	$-	$2,063,899	$-	$2,063,899
Total fair value liabilities	$-	$2,063,899	$-	$2,063,899

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Level 3 assets, beginning of period	$717	$862	$783	$1,165
Net unrealized gains (losses) included in other comprehensive income	12	2	17	(4)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	1	-	6	-
Purchases(1)	4,183	-	4,183	-
Sales	-	-	(3)	-
Settlements	(25)	(35)	(98)	(111)
Transfers into Level 3	1,675	-	1,676	2
Transfers out of Level 3	(1)	(2)	(2)	(225)
Level 3 assets, end of period	$6,562	$827	$6,562	$827

(1)

During the three and nine months ended September 30, 2016, purchases of Level 3 assets primarily consisted of newly issued fixed maturity securities in the third quarter for which observable inputs, most notably quoted prices, used to derive valuations are not yet readily available.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no material transfers between Level 1 and Level 2 or between Level 1 and Level 3 during the three and nine months ended September 30, 2016. There were no material transfers between Level 1 and Level 2 or between Level 1 and Level 3 during the three months ended September 30, 2015.  During the nine months ended September 30, 2015, we transferred a $1.0 million equity security from Level 1 to Level 2 as it was not consistently trading in an active market. There were no material transfers between Level 1 and Level 3 during the nine months ended September 30, 2015.

The table below is a summary of the estimated fair value for financial instruments.

	September 30, 2016		December 31, 2015
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,761,174	$1,761,174	$1,731,459	$1,731,459
Fixed-maturity security (held-to-maturity)	454,000	500,823	365,220	371,742
Equity securities	47,539	47,539	47,839	47,839
Trading securities	12,259	12,259	5,358	5,358
Policy loans	30,801	30,801	28,627	28,627
Deposit asset underlying 10% coinsurance agreement	198,275	198,275	181,889	181,889
Separate accounts	2,347,816	2,347,816	2,063,899	2,063,899
Liabilities:
Notes payable(1)	$372,827	$410,296	$372,552	$398,649
Surplus note(1)	453,247	498,256	364,424	371,498
Separate accounts	2,347,816	2,347,816	2,063,899	2,063,899

(1)	Carrying value amounts shown are net of issuance costs.

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

Details on in-force life insurance follow:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Direct life insurance in force	$725,613,934	$696,884,429
Amounts ceded to other companies	(638,417,864)	(616,252,839)
Net life insurance in force	$87,196,070	$80,631,590
Percentage of reinsured life insurance in force	88%	88%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	September 30, 2016		December 31, 2015
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Pecan Re Inc.(1) (2)	$2,718,356	NR	$-	-
Prime Reinsurance Company(2)	-	-	2,692,721	NR
SCOR Global Life Reinsurance Companies(3)	358,815	A	362,195	A
Munich Re Life Insurance Company of Vermont(2) (5)	290,384	NR	270,306	NR
Swiss Re Life & Health America Inc.(4)	246,036	A+	254,461	A+
American Health and Life Insurance Company(2)	177,295	B	176,790	B
Munich American Reassurance Company	106,446	A+	101,466	A+
Korean Reinsurance Company	96,066	A	91,605	A
RGA Reinsurance Company	83,313	A+	81,217	A+
TOA Reinsurance Company	22,339	A+	22,242	A+
Hannover Life Reassurance Company	22,606	A+	20,650	A+
All other reinsurers	39,881	-	36,975	-
Due from reinsurers	$4,161,537		$4,110,628

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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
(5)

Previously known as Financial Reassurance Company 2010, Ltd. This entity was acquired by Munich American Reassurance Company from Citigroup Inc. (“Citigroup”) as of September 23, 2016 and was subsequently renamed Munich Re Life Insurance Company of Vermont.

Prior to January 1, 2016, Primerica Life had a coinsurance agreement in place with Prime Reinsurance Company (“Prime Re”), an insurance company owned by Citigroup, under which we ceded 80% of the risks and rewards of our U.S. (except New York) term life insurance policies that were in force as of December 31, 2009 (the “80% Coinsurance Agreement”). Beginning on January 1, 2016, Pecan Re Inc. (“Pecan Re”), an insurance company owned by Swiss Re Life & Health America Inc. (“Swiss Re”), assumed Prime Re’s obligations under the 80% Coinsurance Agreement through a novation agreement (the “Novation Agreement”). In addition, the counterparties to the related trust and capital maintenance agreements that provide Primerica Life with statutory reinsurance credit for the 80% Coinsurance Agreement were replaced by Pecan Re and Swiss Re, respectively. No material terms and conditions of the 80% Coinsurance Agreement and the related trust and capital maintenance agreements were modified.

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

(6) Debt

Notes Payable. At September 30, 2016, the Company had $375.0 million of publicly-traded, senior unsecured notes with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022 (the "Senior Notes"). As of September 30, 2016, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended September 30, 2016.

Further discussion on the Company’s notes payable is included in Note 10 (Debt) to our consolidated financial statements within our 2015 Annual Report.

Surplus Note. At September 30, 2016, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $454.0 million, equal to the principal amount of the LLC Note invested asset. The principal amount of the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of reserves being contractually supported. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for ceded policies issued in 2011, 2012, 2013, and 2014, the maximum principal amounts of the Surplus Note and the LLC Note are expected to be approximately $915.0 million each.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2015 Annual Report.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows.

	Nine months ended September 30,
	2016	2015
	(In thousands)
Common stock, beginning of period	48,297	52,169
Shares issued upon the exercise of stock options	108	89
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	426	407
Common stock retired	(2,869)	(4,094)
Common stock, end of period	45,962	48,571

The above reconciliation excludes RSUs, which do not have voting rights. As the RSUs lapse, we issue common shares with voting rights. As of September 30, 2016, we had a total of approximately 1.1 million RSUs outstanding, excluding the performance-based vesting stock units (“PSUs”) discussed in Note 9 (Share-Based Transactions).

Our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock in August 2015 (the “share repurchase program”) for purchases through December 31, 2016.  Under the share repurchase program, we repurchased 3,831,300 shares of our common stock in open market transactions for an aggregate purchase price of approximately $181.5 million through September 30, 2016. As of September 30, 2016, there is approximately $18.5 million remaining for repurchases of our outstanding common stock under the share repurchase program.

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

The calculation of basic and diluted EPS follows.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except per-share amounts)
Basic EPS
Numerator:
Net income	$58,037	$49,350	$162,540	$141,924
Income attributable to unvested participating securities	(494)	(379)	(1,353)	(1,196)
Net income used in calculating basic EPS	$57,543	$48,971	$161,187	$140,728
Denominator:
Weighted-average vested shares	47,008	50,082	47,736	51,494
Basic EPS	$1.22	$0.98	$3.38	$2.73
Diluted EPS
Numerator:
Net income	$58,037	$49,350	$162,540	$141,924
Income attributable to unvested participating securities	(493)	(379)	(1,352)	(1,196)
Net income used in calculating diluted EPS	$57,544	$48,971	$161,188	$140,728
Denominator:
Weighted-average vested shares	47,008	50,082	47,736	51,494
Dilutive effect of incremental shares to be issued for contingently issuable shares	43	22	39	32
Weighted-average shares used in calculating diluted EPS	47,051	50,104	47,775	51,526
Diluted EPS	$1.22	$0.98	$3.37	$2.73

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

The impacts of equity awards granted are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Total equity awards expense recognized	$1,723	$2,056	$11,754	$12,918
Quarterly incentive awards expense deferred	2,732	3,412	8,126	10,531

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

All awards granted to employees on February 24, 2016 provide for such awards to vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately vest for a retirement-eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE ending on December 31, 2018, even if that employee retires prior to the completion of the three year performance period.

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term ending on January 15, 2026. As of September 30, 2016, the Company was in compliance with all financial covenants under the Credit Facility Agreement. At September 30, 2016, the amount of the LOC outstanding was approximately $422.9 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves.

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

The Company is currently undergoing multi-state treasurer unclaimed property audits by 30 jurisdictions focusing on the life insurance claims paying practices of its subsidiaries, Primerica Life and NBLIC. Other jurisdictions may pursue similar audits and litigation. The potential outcome of such actions is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. At this time, the Company cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from the resolution of these matters.

(11) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(3,165)	$(16,323)	$11,704	$(33,731)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	(29)	(171)	130	(366)
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(3,136)	$(16,152)	$11,574	$(33,365)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$5,129	$(18,019)	$63,414	$(35,078)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	1,795	(6,308)	22,193	(12,278)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	3,334	(11,711)	41,221	(22,800)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	33	381	(2,300)	(1,892)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	11	134	(805)	(662)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	22	247	(1,495)	(1,230)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$3,356	$(11,464)	$39,726	$(24,030)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2015 to September 30, 2016. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2015 Annual Report as well as Item 1A of Part II (Other Information) included elsewhere in this report. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•	Business Overview
•	Business Trends and Conditions
•	Factors Affecting Our Results
•	Critical Accounting Estimates
•	Results of Operations
•	Financial Condition
•	Liquidity and Capital Resources

Business Overview

We are a leading distributor of financial products to middle income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities and other financial products, which we distribute primarily on behalf of third parties. We have two primary operating segments, Term Life Insurance and Investment and Savings Products; and a third segment, Corporate and Other Distributed Products.

Term Life Insurance. We distribute the term life insurance products that we originate through our three issuing life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”), National Benefit Life Insurance Company (“NBLIC”), and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Our in-force term insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. While premiums are guaranteed to remain level during the initial term period (up to a maximum of 20 years in the United States), our claim obligations generally increase as our policyholders age. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of policy lapses and the payment of expected claims obligations.

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

Size of Our Independent Sales Force.

Our ability to increase the size of our independent sales force is largely based on the success of our recruiting efforts as well as our ability to train and motivate recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Recruiting changes do not always result in commensurate changes in the size of our licensed sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

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

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
New recruits	73,706	65,945	202,406	179,491
New life-licensed sales representatives	11,739	11,160	33,576	29,085

The increase in new recruits and new life-licensed sales representatives during the three and nine months ended September 30, 2016 compared to the prior year periods was largely due to the growing size of our sales force resulting in more agents available to actively recruit and our strong focus on training new representatives to become licensed to sell life insurance.

The size of our life-licensed sales force was as follows:

	September 30, 2016	June 30, 2016
Life-licensed insurance sales representatives	115,345	112,365

Growth in the size of our life-licensed sales force at September 30, 2016 was primarily driven by the ongoing growth in new life-licensed representatives despite slightly higher non-renewals and terminations during the third quarter of 2016 compared to the second quarter of 2016.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Average number of life-licensed sales representatives	113,748	102,850	110,466	100,283
Number of new policies issued	75,374	66,658	219,134	190,432
Average monthly rate of new policies issued per life- licensed sales representative	0.22	0.22	0.22	0.21

The average monthly rate of new policies issued per life-licensed sales representative during the three and nine months ended September 30, 2016 remained consistent with the three and nine months ended September 30, 2015 and at the high end of our historical range. The increase in the number of new policies issued during the three and nine months ended September 30, 2016 compared to the prior year period was largely driven by the growth in the size of our life-licensed sales force in recent periods.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2016	% of beginning balance	2015	% of beginning balance	2016	% of beginning balance	2015	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$714,756		$688,163		$693,194		$681,927
Net change in face amount:
Issued face amount	22,775	3%	20,321	3%	65,710	9%	58,087	9%
Terminations	(14,407)	(2)%	(13,659)	(2)%	(40,921)	(6)%	(39,067)	(6)%
Foreign currency	(962)	*	(5,509)	(1)%	4,179	1%	(11,631)	(2)%
Net change in face amount	7,406	1%	1,153	*	28,968	4%	7,389	1%
Face amount in force, end of period	$722,162		$689,316		$722,162		$689,316
*	Less than 1%.

The face amount of term life insurance policies in force as of September 30, 2016 increased 5% as compared with September 30, 2015, largely due to the impact of strong policy sales and consistent persistency levels, which allowed issued face amount to outpace policy terminations face amount.

As a percentage of the increased beginning face amount in force, issued face amount as well as terminations remained consistent during each of the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015. During the nine months ended September 30, 2016, the cumulative effect from the strengthening of the Canadian dollar spot rate relative to the U.S. dollar favorably impacted the face amount in force. The opposite effect of the weakening of the Canadian dollar spot rate relative to the U.S. dollar during the three and nine months ended September 30, 2015 largely contributed to the decline in the overall face amount in force.

Investment and Savings Products Sales and Asset Values and Accounts.

Investment and savings products sales and average client asset values were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Product sales:
Retail mutual funds	$797	$755	$42	6%	$2,459	$2,480	$(21)	(1)%
Annuities and other	422	480	(58)	(12)%	1,353	1,502	(149)	(10)%
Total sales-based revenue generating product sales	1,219	1,235	(16)	(1)%	3,812	3,982	(170)	(4)%
Managed investments	54	57	(3)	(6)%	155	195	(41)	(22)%
Segregated funds and other	69	74	(5)	(7)%	220	271	(51)	(19)%
Total product sales	$1,342	$1,366	$(24)	(2)%	$4,187	$4,448	$(261)	(6)%
Average client asset values:
Retail mutual funds	$31,331	$30,016	$1,315	4%	$30,163	$30,705	$(542)	(2)%
Annuities and other	15,233	14,210	1,023	7%	14,663	14,257	406	3%
Managed investments	1,776	1,532	244	16%	1,679	1,501	178	12%
Segregated funds	2,339	2,205	134	6%	2,249	2,326	(77)	(3)%
Total average client asset values	$50,679	$47,963	$2,716	6%	$48,754	$48,789	$(35)	*
*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2016	% of beginning balance	2015	% of beginning balance	2016	% of beginning balance	2015	% of beginning balance
	(Dollars in millions)				(Dollars in millions)
Asset values, beginning of period	$49,372		$49,372		$47,353		$48,656
Net change in asset values:
Inflows	1,341	3%	1,367	3%	4,187	9%	4,448	9%
Redemptions	(1,141)	(2)%	(1,168)	(2)%	(3,516)	(7)%	(3,680)	(8)%
Net inflows	200	*	199	*	671	1%	768	2%
Change in market value, net	1,860	4%	(3,142)	(6)%	2,885	6%	(2,382)	(5)%
Foreign currency, net	(99)	*	(581)	(1)%	424	1%	(1,194)	(2)%
Net change in asset values	1,961	4%	(3,524)	(7)%	3,980	8%	(2,808)	(6)%
Asset values, end of period	$51,333		$45,848		$51,333		$45,848
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	Positions	%	2016	2015	Positions	%
	(Positions in thousands)				(Positions in thousands)
Average number of fee-generating positions:
Recordkeeping and custodial	2,203	2,179	24	1%	2,198	2,137	61	3%
Recordkeeping only	690	662	28	4%	680	649	31	5%
Total average number of fee-generating positions	2,893	2,841	52	2%	2,878	2,786	92	3%

Changes in Investment and Savings Products Sales and Asset Values and Positions during the Three Months Ended September 30, 2016

Product sales. The decrease in investment and savings product sales during the three months ended September 30, 2016 compared with the prior year period was largely driven by weakness in variable annuity sales, partially offset by an increase in U.S. retail mutual fund and fixed indexed annuity sales. Our annuity sales activity has been consistent with an industry-wide shift from variable annuities to fixed indexed annuities while strong market performance in recent periods has lifted demand for U.S. retail mutual funds.

Average client asset values. Average client asset values increased in the third quarter of 2016 compared with the prior year period largely due to favorable market performance in the last 12 months and continued net positive inflows.

Rollforward of client asset values. Client asset values during the three months ended September 30, 2016 increased primarily due to an increase in market value during the third quarter of 2016. Despite lower product sales, inflows from product sales outpaced redemptions and remained consistent as a percentage of beginning client asset values when compared with the three months ended September 30, 2015.

Average number of fee-generating positions. The average number of fee-generating positions during the three months ended September 30, 2016 increased from the prior year period primarily due to the cumulative effect of product sales of mutual funds and managed accounts investments that are serviced on the Company’s recordkeeping and custodial services platform.

Changes in Investment and Savings Products Sales and Asset Values and Accounts during the Nine Months Ended September 30, 2016

Product sales. Investment and savings products sales decreased during the nine months ended September 30, 2016 compared with the prior year period largely due to industry-wide weakness in variable annuity sales, partially offset by an increase in fixed indexed annuity sales.

Average client asset values. Average client asset values during the nine months ended September 30, 2016 compared with the prior year period was largely consistent due to offsetting movements in client asset values during each respective period. In 2015, client asset values began the year at a higher level and decreased during the nine month period mostly due to negative market performance and the foreign exchange rate effect on Canadian client assets from the declining value of the Canadian dollar. In 2016, client asset values began the year at a lower level and increased during the nine month period mostly due to positive market performance and the foreign exchange rate effect on Canadian client assets from the improved value of the Canadian dollar. These dynamics in the client asset values in 2015 and 2016 caused average values to be consistent year-over-year.

Rollforward of client asset values. The increase in client asset values during the nine months ended September 30, 2016 was largely due to the increase in market value as well as the positive effect on the translated U.S. dollar value of Canadian client assets in 2016 caused by an improved Canadian dollar period end spot rate.  During 2015, unfavorable market performance as well as the negative effect of a lower Canadian dollar period end spot rate on the translated amount of Canadian client assets largely impacted client asset values.

Average number of fee-generating positions. The average number of fee-generating positions during the nine months ended September 30, 2016 increased from the prior year period primarily due to the same factors impacting average number of fee-generating positions as described above in the three-month comparison as well as the addition of a mutual fund provider on our recordkeeping and custodial services platform that occurred in March 2015.

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

IRAs and other qualified accounts are an important component of the investment and savings products we distribute. We believe that the DOL Fiduciary Rule will necessitate certain changes to our qualified plan business in order for us to continue to help investors save for retirement. We are diligently working through our evaluation of the DOL Fiduciary Rule but have not yet finalized our plans or determined the extent and nature of those changes. Additionally, we anticipate, but have not yet determined the extent to which we will make necessitated compensation, product or other changes to our qualified plan business consistent across our non-qualified business. As a result, we are currently unable to quantify the impact on our business, financial position or results of operations. During the year ended December 31, 2015, average client assets held in U.S. qualified retirement plans accounted for an estimated 59% of total average client account assets. During the year ended December 31, 2015, product sales of assets held in U.S. qualified retirement plans accounted for approximately 55% of total investment and savings product sales.

Factors Affecting Our Results

Term Life Insurance Segment. Our Term Life Insurance segment results are primarily driven by sales volumes, the accuracy of our pricing assumptions, terms and use of reinsurance, and expenses.

Sales and policies in force. Sales of term policies and the size and characteristics of our in-force book of policies are vital to our results over the long term. Premium revenue is recognized as it is earned over the term of the policy, and eligible acquisition expenses are deferred and amortized ratably with the level premiums of the underlying policies. However, because we incur significant cash outflows at or about the time policies are issued, including the payment of sales commissions and underwriting costs, changes in life insurance sales volume will have a more immediate effect on our cash flows.

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

Reinsurance. Since the mid-1990s, we have reinsured between 60% and 90% of the mortality risk on our U.S. term life insurance policies on a quota share yearly renewable term ("YRT") basis. In Canada, historically we utilized reinsurance arrangements similar to the U.S. in certain years and reinsured only face amounts above $500,000 in other years. However, in the first quarter of 2012, we entered into a YRT reinsurance arrangement in Canada similar to our U.S. program. YRT reinsurance permits us to set future mortality at contractual rates by policy class. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.

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

Investment and Savings Products Segment. Our Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing management, marketing and support, and distribution fees, and the number of recordkeeping and custodial fee-generating positions we administer.

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

Asset values in client accounts. We earn marketing and support fees as well as distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory fees on assets in the managed investments program. In Canada, we earn management fees on certain mutual fund assets and on the segregated funds for which we serve as investment manager.  Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients' accounts are primarily invested in equity funds.

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

Accounting Policy Changes. During the three months ended September 30, 2016, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2015 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$616,587	$587,882	$28,705	5%	$1,825,906	$1,753,589	$72,317	4%
Ceded premiums	(399,676)	(393,987)	5,689	1%	(1,201,692)	(1,198,382)	3,310	*
Net premiums	216,911	193,895	23,016	12%	624,214	555,207	69,007	12%
Commissions and fees	134,282	132,368	1,914	1%	400,005	404,353	(4,348)	(1)%
Investment income net of investment expenses	24,356	22,487	1,869	8%	74,742	67,918	6,824	10%
Interest expense on surplus note	(4,957)	(3,772)	1,185	31%	(13,716)	(8,954)	4,762	53%
Net investment income	19,399	18,715	684	4%	61,026	58,964	2,062	3%
Realized investment gains (losses), including other-than-temporary impairment losses	(35)	(259)	(224)	(86)%	2,623	1,623	1,000	62%
Other, net	13,069	10,990	2,079	19%	37,353	30,605	6,748	22%
Total revenues	383,626	355,709	27,917	8%	1,125,221	1,050,752	74,469	7%

Benefits and expenses:
Benefits and claims	93,022	88,599	4,423	5%	272,983	253,621	19,362	8%
Amortization of DAC	45,428	40,797	4,631	11%	127,277	113,392	13,885	12%
Sales commissions	66,700	67,402	(702)	(1)%	203,489	207,358	(3,869)	(2)%
Insurance expenses	32,837	30,266	2,571	8%	98,873	93,365	5,508	6%
Insurance commissions	4,709	4,619	90	2%	13,328	11,953	1,375	12%
Interest expense	7,184	8,718	(1,534)	(18)%	21,534	26,036	(4,502)	(17)%
Other operating expenses	45,309	40,355	4,954	12%	137,206	126,439	10,767	9%
Total benefits and expenses	295,189	280,756	14,433	5%	874,690	832,164	42,526	5%
Income before income taxes	88,437	74,953	13,484	18%	250,531	218,588	31,943	15%
Income taxes	30,400	25,603	4,797	19%	87,991	76,664	11,327	15%
Net income	$58,037	$49,350	$8,687	18%	$162,540	$141,924	$20,616	15%
*	Less than 1%.

Results for the Three Months Ended September 30, 2016 and 2015

Total revenues. Total revenues for the three months ended September 30, 2016 compared to the prior year period increased primarily due to incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as direct premium growth due to the increase in the number of new policies issued in recent periods. The modest increase in commissions and fees was primarily due to growth in client asset values in our Investment and Savings Products segment, partially offset by lower sales.

Net investment income increased modestly during the three months ended September 30, 2016 compared to the prior year period driven by approximately $0.8 million from a higher market return on the deposit asset backing a 10% coinsurance agreement that is subject to deposit method accounting and $0.6 million from the increase in the size of our invested assets portfolio. This increase was partially offset by lower yield on invested assets of approximately $1.0 million. Interest expense on surplus note line item will fluctuate from period to period along with the principal amount of our surplus note (the “Surplus Note”) based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by our Vidalia Re, Inc. (“Vidalia Re”) captive insurance company. Investment income earned on our held-to-maturity invested asset completely offsets the interest expense on Surplus Note line item, thereby eliminating any impact on net investment income.

For more information on the Surplus Note, see Note 6 (Debt) and for additional information on the redundant reserve financing transaction used by Vidalia Re, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Other, net revenues increased during the three months ended September 30, 2016 compared with the same period a year ago primarily due to the increase in fees for our proprietary sales force support system Primerica Online, consistent with subscriber growth. We allocate fees collected for our proprietary sales force support system between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales force representatives that are licensed to sell products in each respective segment.

Total benefits and expenses. Total benefits and expenses for the three months ended September 30, 2016 increased primarily as a result of higher premium-related expenses such as benefits and claims, amortization of DAC and insurance expenses. Also contributing to the increase in insurance expenses and other operating expenses was higher employee costs of approximately $2.3 million, implementation costs related to the DOL Fiduciary Rule of approximately $1.7 million, and technology spending of approximately $2.7 million for enhancing our sales force support system’s mobile application and accommodating increased capacity for the growth in subscribers discussed above in the “Total revenues” narrative. Partially offsetting the growth in benefits and expenses was the decrease in interest expense incurred on our 10% coinsurance agreement which is discussed further in Note 5 (Reinsurance) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Income taxes. Our effective income tax rate was relatively consistent at 34.4% and 34.2% for the three months ended September 30, 2016 and 2015, respectively.

Results for the Nine Months Ended September 30, 2016 and 2015

Total revenues. Total revenues grew for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015  mostly due to the same factors impacting total revenues as discussed above in the three-month comparison.

Total benefits and expenses. The increase in total benefits and expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was mostly attributable to the same factors impacting total benefits and expenses as discussed above in the three-month comparison.

Income taxes. Our effective income tax rate was consistent at 35.1% during each of the nine months ended September 30, 2016 and 2015.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$608,396	$579,527	$28,869	5%	$1,801,757	$1,728,563	$73,194	4%
Ceded premiums	(397,214)	(391,440)	5,774	1%	(1,194,977)	(1,190,772)	4,205	*
Net premiums	211,182	188,087	23,095	12%	606,780	537,791	68,989	13%
Allocated net investment income	1,903	1,508	395	26%	5,624	4,348	1,276	29%
Other, net	9,513	7,610	1,903	25%	26,849	21,656	5,193	24%
Total revenues	222,598	197,205	25,393	13%	639,253	563,795	75,458	13%
Benefits and expenses:
Benefits and claims	88,800	83,816	4,984	6%	259,430	240,074	19,356	8%
Amortization of DAC	43,365	37,265	6,100	16%	121,067	105,079	15,988	15%
Insurance expenses	31,125	28,521	2,604	9%	93,288	88,291	4,997	6%
Insurance commissions	1,171	1,084	87	8%	3,234	3,067	167	5%
Total benefits and expenses	164,461	150,686	13,775	9%	477,019	436,511	40,508	9%
Income before income taxes	$58,137	$46,519	$11,618	25%	$162,234	$127,284	$34,950	27%
*	Less than 1%.

Results for the Three Months Ended September 30, 2016 and 2015

Net premiums. Direct premiums increased during the three months ended September 30, 2016 compared to the prior year period primarily due to the increase in the number of new policies issued in recent periods. Ceded premiums increased compared to the prior year period reflecting our increasing yearly renewable term ceded premiums, partially offset by the run-off of business subject to the IPO coinsurance transactions. Additionally, the reprocessing and recapture of certain reinsurance transactions recognized during the third quarter of 2015 reduced the year-over-year change in ceded premiums by approximately $2.8 million. The ongoing growth in direct premiums not subject to the IPO coinsurance transactions and the corresponding impact from the run-off of business subject to the IPO coinsurance transactions caused net premiums to grow faster than direct premiums.

Benefits and claims. Benefits and claims for the three months ended September 30, 2016 increased less than the growth in net premiums largely due to incurred claims experience during the third quarter of 2016 being approximately $3 million lower than historical levels combined with slightly lower persistency. Additionally, the reprocessing of certain reinsurance transactions during the third quarter of 2015 as noted in the net premiums section above, reduced the change in benefits and claims by approximately $1.2 million.

Amortization of DAC. The rate of DAC amortization for the three months ended September 30, 2016 was higher than the growth in net premiums due to slightly lower persistency experience compared to the prior year period.

Insurance expenses. In comparing the three months ended September 30, 2016 to the three months ended September 30, 2015,   insurance expenses increased primarily due to higher technology spending related to our proprietary sales force support system, as discussed above in the “Benefits and claims” narrative of the consolidated “Primerica, Inc. and Subsidiaries Results” section.

Results for the Nine Months Ended September 30, 2016 and 2015

Net premiums. Net premiums grew for the nine months ended September 30, 2016 compared to the prior year period mostly due to the same factors impacting net premiums as discussed above in the three-month comparison.

Benefits and claims. Benefits and claims for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 increased at a slower rate than net premiums due to the same factors impacting benefits and claims as discussed in the three-month comparison.

Amortization of DAC. The increase in amortization of DAC for the nine months ended September 30, 2016 compared to the prior year period was primarily due to the same factors impacting amortization of DAC as discussed above in the three-month comparison.

Insurance expenses. The increase in insurance expenses for the nine months ended September 30, 2016 compared to the prior year period was largely due to higher growth-related expenses of approximately $4.0 million and higher technology expenses of approximately $6.0 million. Partially offsetting the increase in insurance expenses were lower employee-related expenses of approximately $3.3 million due to the change in the Company’s management structure in the first quarter of 2015, which reallocated expenses from the Term Life Insurance segment to the Corporate and Other Distributed Products segment.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$55,149	$56,418	$(1,269)	(2)%	$170,425	$179,524	$(9,099)	(5)%
Asset-based revenues	60,759	58,794	1,965	3%	175,606	174,775	831	*
Account-based revenues	11,899	11,444	455	4%	34,819	32,891	1,928	6%
Other, net	2,273	1,940	333	17%	6,754	5,371	1,383	26%
Total revenues	130,080	128,596	1,484	1%	387,604	392,561	(4,957)	(1)%
Expenses:
Amortization of DAC	1,636	3,299	(1,663)	(50)%	5,258	7,400	(2,142)	(29)%
Insurance commissions	3,001	2,957	44	1%	8,515	7,111	1,404	20%
Sales commissions:
Sales-based	38,276	40,036	(1,760)	(4)%	120,643	127,074	(6,431)	(5)%
Asset-based	25,271	24,374	897	4%	73,272	71,683	1,589	2%
Other operating expenses	26,136	23,119	3,017	13%	76,402	71,693	4,709	7%
Total expenses	94,320	93,785	535	1%	284,090	284,961	(871)	*
Income before income taxes	$35,760	$34,811	$949	3%	$103,514	$107,600	$(4,086)	(4)%
*	Less than 1%.

Results for the Three Months Ended September 30, 2016 and 2015

Commissions and fees. Commissions and fees increased during the three months ended September 30, 2016 compared to the prior year period primarily due to higher asset-based revenues reflecting higher average client asset values. The decrease in sales-based revenues was due to lower sales volume, which was largely driven by industry-wide weakness in variable annuity sales.

Amortization of DAC. Amortization of DAC declined during the three months ended September 30, 2016 compared to the prior year period largely due to stronger Canadian segregated fund market performance, as well as lower redemptions in the third quarter of 2016.

Sales commissions. Sales-based commissions declined in the three months ended September 30, 2016 compared to the prior year period primarily due to lower sales volume. Growth in asset-based commissions was in-line with asset-based revenues.

Other operating expenses. Other operating expenses increased during the three months ended September 30, 2016 compared to the prior year period largely due to higher technology spending related to our proprietary sales force support system as described above in the “Benefits and claims” narrative of the consolidated “Primerica, Inc. and Subsidiaries Results” section, as well as $1.7 million of implementation costs related to the DOL Fiduciary Rule.  By way of comparison, we incurred approximately $1.0 million of expenses during the third quarter of 2015 in connection with our assessment and comment letter related to the proposed version of the DOL Fiduciary Rule that was finalized in April 2016.

Results for the Nine Months Ended September 30, 2016 and 2015

Commissions and fees. Commissions and fees decreased during the nine months ended September 30, 2016 compared to the prior year period largely due to lower sales-based revenues driven by an industry-wide decline in variable annuity sales. The decrease was partially offset by higher account-based revenues that resulted from the increase in the average number of fee-generating positions and the addition of a mutual fund company to our recordkeeping and custodial services platform during the second quarter of 2015. Asset-based revenue remained flat year-over-year reflecting consistent average client asset values.

Amortization of DAC. During the nine months ended September 30, 2016, amortization of Canadian segregated funds DAC decreased compared to the prior year period mainly due to the impact of favorable market performance of the underlying funds during the second and third quarter of 2016, partially offset by comparatively lower market performance in the first quarter of 2016 versus 2015.

Insurance commissions. Insurance commissions increased during the nine months ended September 30, 2016 compared to the prior year period due in large part to a change in trail commission rate earned by the sales force on our Canadian segregated funds during the second quarter of 2015.

Sales commissions. The decrease in sales-based commissions in the nine months ended September 30, 2016 compared to the prior year period was consistent with the decline in sales-based revenues. The increase in asset-based commissions outpaced the increase in asset-based revenues in the nine months ended September 30, 2016 compared to the prior year period primarily due to the mix of asset-based commissions paid on Canadian client mutual fund assets and U.S. client mutual fund assets.

Other operating expenses. Other operating expenses increased in the nine months ended September 30, 2016 compared to the prior year period primarily due to the result of similar items impacting other operating expenses as described above in the three-month comparison.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$8,191	$8,355	$(164)	(2)%	$24,149	$25,025	$(876)	(4)%
Ceded premiums	(2,462)	(2,547)	(85)	(3)%	(6,715)	(7,610)	(895)	(12)%
Net premiums	5,729	5,808	(79)	(1)%	17,434	17,415	19	*
Commissions and fees	6,475	5,711	764	13%	19,155	17,162	1,993	12%
Allocated investment income net of investment expenses	22,453	20,979	1,474	7%	69,118	63,570	5,548	9%
Interest expense on surplus note	(4,957)	(3,772)	1,185	31%	(13,716)	(8,954)	4,762	53%
Allocated net investment income	17,496	17,207	289	2%	55,402	54,616	786	1%
Realized investment gains (losses), including OTTI losses	(35)	(259)	224	(86)%	2,623	1,623	1,000	62%
Other, net	1,283	1,441	(158)	(11)%	3,750	3,580	170	5%
Total revenues	30,948	29,908	1,040	3%	98,364	94,396	3,968	4%
Benefits and expenses:
Benefits and claims	4,222	4,783	(561)	(12)%	13,553	13,547	6	*
Amortization of DAC	427	235	(192)	(82)%	952	915	37	4%
Insurance expenses	1,712	1,745	(33)	(2)%	5,585	5,073	512	10%
Insurance commissions	537	578	(41)	(7)%	1,579	1,775	(196)	(11)%
Sales commissions	3,153	2,991	162	5%	9,574	8,600	974	11%
Interest expense	7,184	8,718	(1,534)	(18)%	21,534	26,036	(4,502)	(17)%
Other operating expenses	19,173	17,235	1,938	11%	60,804	54,746	6,058	11%
Total benefits and expenses	36,408	36,285	123	*	113,581	110,692	2,889	3%
Loss before income taxes	$(5,460)	$(6,377)	$(917)	(14)%	$(15,217)	$(16,296)	$(1,079)	(7)%
*	Less than 1%.

Results for the Three Months Ended September 30, 2016 and 2015

Total revenues. Total revenues increased for the three months ended September 30, 2016 compared to the prior year period largely due to commissions and fees revenue from stronger sales of other fee-based distributed products. Net premiums for the closed blocks of business issued by our NBLIC subsidiary remained relatively consistent with the prior year period. The increase in allocated net investment income was driven by the same factors discussed above in the “Total revenues” narrative of the consolidated “Primerica, Inc. and Subsidiaries Results” section.

Total benefits and expenses. The slight increase in total benefits and expenses for the three months ended September 30, 2016 compared to the prior year period was primarily attributable to higher employee-related expenses in other operating expenses, partially offset by the reduction in the interest expense incurred on our 10% coinsurance agreement.

Results for the Nine Months Ended September 30, 2016 and 2015

Total revenues. The activity in total revenues for the nine months ended September 30, 2016 was primarily attributable to the same factors discussed above in the three-month comparison.  In addition, the year-over-year increase in realized investment gains (losses), including OTTI losses was primarily attributable to the higher realized investment gains we recognized in the second quarter of 2016 from the sale of certain securities where the Company was able to reduce its exposure to specific issuers.

Total benefits and expenses. The increase in total benefits and expenses for the nine months ended September 30, 2016 compared to the prior year period was primarily due to the items described above in the three-month comparison as well as the reallocated employee-related expenses of approximately $3.3 million between segments in the first quarter as described in the Term Life Insurance segment discussion above.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. As of September 30, 2016, we did not hold any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio. In addition, as of September 30, 2016, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	September 30, 2016	December 31, 2015
Average rating of our fixed-maturity portfolio	A-	A-
Average duration of our fixed-maturity portfolio	4.0 years	4.0 years
Average book yield of our fixed-maturity portfolio	4.29%	4.40%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating follows:

	September 30, 2016		December 31, 2015
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$268,783	16%	$292,169	17%
AA	158,974	10%	125,682	7%
A	354,181	21%	386,140	23%
BBB	797,250	48%	801,732	48%
Below investment grade	87,084	5%	89,301	5%
Not rated	6,284	*	377	*
Total	$1,672,556	100%	$1,695,401	100%
*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	September 30, 2016
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Canada	$24,367	$22,815	$1,552	AAA
National Rural Utilities Cooperative	11,749	10,269	1,480	A
General Electric Co	10,179	9,590	589	AA+
Wells Fargo & Co	9,661	9,022	639	A
Anheuser-Busch InBev SA/NV	9,195	8,569	626	A-
Iberdrola SA	8,925	8,473	452	BBB+
National Fuel Gas Co	8,826	8,068	758	BBB
TransCanada Corp	8,336	7,920	416	A-
US Bancorp	8,002	7,382	620	A+
AT&T Inc.	7,712	6,414	1,298	BBB+
Total – ten largest holdings	$106,952	$98,522	$8,430
Total – fixed-maturity and equity securities	$1,820,972	$1,710,572
Percent of total fixed-maturity and equity securities	6%	6%

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares outstanding. At September 30, 2016, the Parent Company had cash and invested assets of approximately $72.5 million.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2016	2015	$
	(In thousands)
Net cash provided by (used in) operating activities	$164,888	$140,992	$23,896
Net cash provided by (used in) investing activities	35,737	39,344	(3,607)
Net cash provided by (used in) financing activities	(158,599)	(207,377)	(48,778)
Effect of foreign exchange rate changes on cash	1,003	(4,395)	5,398
Change in cash and cash equivalents	$43,029	$(31,436)	$74,465

Operating Activities. The increase in operating cash flows during the nine months ended September 30, 2016 was due to lower tax payments relative to income tax expense recorded in net income as a result of temporary tax basis differences in our term life insurance operations, as well as the timing impact of when outstanding checks were paid from our bank disbursement accounts. Partially offsetting the increase in operating cash flows was higher payments for acquisition costs in 2016 compared to 2015 reflecting the growth in new term life insurance policies issued.

Investing Activities. During the nine months ended September 30, 2016, net cash provided by investing activities decreased modestly compared to the same period in 2015 primarily due to higher capital expenditures for our information technology infrastructure.

Financing Activities.  Cash used in financing activities decreased during the first nine months of 2016 compared to the first nine months of 2015 as we utilized the additional $50 million of capacity authorized in our share repurchase programs in 2015 as compared with 2016.

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

As of September 30, 2016, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth.  Primerica Life’s RBC ratio remained well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of September 30, 2016, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

We were in compliance with the covenants of the Senior Notes at September 30, 2016. No events of default(s) occurred during the three months ended September 30, 2016.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2015.

Short-term Borrowings. We had no short-term borrowings as of or during the three months ended September 30, 2016.

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

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of September 30, 2016 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) and associated with the Peach Re Redundant Reserve Financing Transaction as described in Note 10 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We believe that the DOL Fiduciary Rule will necessitate certain changes to our qualified plan business in order for us to continue to help investors save for retirement. At this time, we have not yet finalized the extent and nature of those changes. Additionally, we anticipate, but have not yet determined the extent to which we will make necessitated compensation, product or other changes to our qualified plan business consistent across our non-qualified business. While we expect to incur increased costs, we cannot yet quantify the collective impact of those costs and other changes on the Company.  IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2015. Changes resulting from the DOL Fiduciary Rule could make it more difficult for us and our sales representatives to profitably serve the middle-income market and could result in a reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed sales representatives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2016, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1-31, 2016	229,273	$55.61	229,273	$47,387,817
August 1-31, 2016	285,182	53.82	285,182	32,039,322
September 1-30, 2016	229,137	56.39	228,757	19,139,715
Total	743,592	$55.16	743,212	$19,139,715

(1)

Consists of (a) repurchases of 380 shares at an average price of $54.09 arising from share-based compensation tax withholdings and stock option exercises and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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
(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

November 9, 2016	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)