Form 10-K
period 2016-12-31
Primerica, Inc.
filed 2017-02-27
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2016, was $2,645,868,915. The number of shares of the registrant’s Common Stock outstanding at January 31, 2017, with $0.01 par value, was 45,700,523.

Documents Incorporated By Reference

Certain information contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 17, 2017 is incorporated by reference into Part III hereof.

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

•	there are a number of laws and regulations that could apply to our distribution model, which could require us to modify our distribution structure;
•	there may be adverse tax, legal or financial consequences if the independent contractor status of our sales representatives is overturned;
•	the Company’s or its independent sales representatives' violation of, or non-compliance with, laws and regulations and related claims and proceedings could expose us to material liabilities;
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
•

the failure by any of our reinsurers or reserve financing counterparties to perform its obligations to us could have a material adverse effect on our business, financial condition and results of operations;

•

our Investment and Savings Products segment is heavily dependent on mutual fund and annuity products offered by a relatively small number of companies, and, if these products fail to remain competitive with other investment options or we lose our relationship with one or more of these companies, our business, financial condition and results of operations may be materially adversely affected;

•	the Company’s or its securities-licensed sales representatives' violations of, or non-compliance with, laws and regulations could expose us to material liabilities;
•

if heightened standards of conduct or more stringent licensing requirements, such as those proposed by the Securities and Exchange Commission and those adopted by the Department of Labor, are imposed on us or our sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations;

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
•

credit deterioration in, and the effects of interest rate fluctuations on, our invested asset portfolio and other assets that are subject to changes in credit quality and interest rates could materially adversely affect our business, financial condition and results of operations;

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

ii

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
•

if one of our significant information technology systems fails, if its security is compromised, or if the Internet becomes disabled or unavailable, our business, financial condition and results of operations may be materially adversely affected;

•	the current legislative and regulatory climate with regard to cybersecurity may adversely affect our business, financial condition, and results of operations;
•	in the event of a disaster, our business continuity plan may not be sufficient, which could have a material adverse effect on our business, financial condition and results of operations;
•	we may be materially adversely affected by currency fluctuations in the United States dollar versus the Canadian dollar; and
•	the market price of our common stock may fluctuate.

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

Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is a leading distributor of financial products to middle-income households in the United States and Canada with 116,827 licensed sales representatives at December 31, 2016. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We insured approximately five million lives and have over two million client investment accounts at December 31, 2016. Our distribution model uniquely positions us to reach underserved middle-income consumers in a cost effective manner and has proven itself in both favorable and challenging economic environments.

Our mission is to serve middle-income families by helping them make informed financial decisions and providing them with a strategy and means to gain financial independence. Our distribution model is designed to:

•

Address our clients’ financial needs. Our licensed sales representatives primarily use our proprietary financial needs analysis tool (“FNA”) and an educational approach to demonstrate how our product offerings can assist clients to provide financial protection for their families, save for their retirement and other needs, and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of our sales representatives. Meetings are generally held in informal, face-to-face settings, usually in the clients’ homes.

•

Provide a business opportunity. We provide an entrepreneurial business opportunity for individuals to distribute financial products. Low entry fees as well as the ability to select their own schedules and time commitments allow our sales representatives to supplement their income by starting their own independent businesses without leaving their current jobs. Our unique compensation structure, technology, sales support and back-office processing are designed to enable our sales representatives to successfully grow their independent businesses.

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

Primerica was incorporated in the United States as a Delaware corporation in October 2009 to serve as a holding company for the Primerica businesses (collectively, the “Company”). Our businesses, which prior to April 1, 2010, were wholly owned indirect subsidiaries of Citigroup Inc. (“Citigroup”), were transferred to us by Citigroup on April 1, 2010 in a reorganization pursuant to which we completed an initial public offering in April 2010 (the “IPO”). On March 31, 2010, we entered into certain coinsurance transactions with entities then affiliated with Citigroup and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We continue to administer all policies subject to these coinsurance agreements.

Our Clients

Our clients are generally middle-income consumers, which we define as households with $30,000 to $100,000 of annual income. According to the 2015 U.S. Census Bureau Current Population Survey, the latest period for which data is available, almost 50% of U.S. households fall in this range. We believe that we understand the financial needs of the middle-income segment which include:

•

Many have inadequate or no life insurance coverage. Individual life insurance sales in the United States declined from 12.5 million policy sales in 1975 to 9.9 million policy sales in 2015, the latest period for which data is available, according to the Life Insurance Marketing and Research Association International, Inc. (“LIMRA”), a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle-income clients for many years, is generally the best option for them to meet their life insurance needs.

•

Many need help saving for retirement and other personal goals. Many middle-income families continually find it challenging to save for retirement and other goals. By developing personalized savings programs for our clients using our proprietary FNA and offering a wide range of mutual funds, annuities, managed investments and segregated fund products sponsored and managed by established firms, our sales representatives are well equipped to help clients develop long-term savings plans to address their financial needs.
•

Many need to reduce their consumer debt. Many middle-income families have numerous debt obligations from credit cards, auto loans, and home mortgages. We help our clients address these financial burdens by providing personalized and client-driven debt resolution techniques.

•

Many prefer to meet face-to-face when considering financial products. Historically, many middle-income consumers have indicated a preference to meet face-to-face when considering financial products or services. As such, we have designed our business model to address this preference in a cost-effective manner.

Our Distribution Model

Our distribution model, which is based on a traditional insurance agency model and borrows aspects from franchising and direct sales, is designed to reach and serve middle-income consumers efficiently by selling to customers through our sales representatives. Key characteristics of our unique distribution model include:

•

Independent entrepreneurs: Our sales representatives are independent contractors building and operating their own businesses. This business-within-a-business approach means that our sales representatives are entrepreneurs who take responsibility for selling products, recruiting and developing sales representatives, setting their own schedules and managing and paying the administrative expenses associated with their sales activities.

•

Flexible time commitment: By offering a flexible time commitment opportunity, we are able to attract a significant number of recruits who desire to earn supplemental income and generally concentrate on smaller-sized transactions typical of middle-income consumers. Our sales representatives are able to start their independent businesses for low entry fees, for which they receive technological support, pre-licensing training and access to licensing examination preparation programs. Our sales representatives sell or refer products directly to consumers, and therefore our business opportunity does not require recruits to purchase and resell our products. Most of our sales representatives begin selling products on a part-time basis, which enables them to hold jobs while exploring an entrepreneurial business opportunity with us.

•

Incentive to build distribution: When a sale is made, the selling representative receives a commission, as does the licensed representative who recruited him or her in most cases. Sales commissions are paid through several levels of the selling representative’s recruitment organization. This structure motivates existing sales representatives to grow our sales force and provides them with commission income from the sales completed by representatives in their sales organization.

•

Sales force leadership: A sales representative who has built a successful organization and has obtained his or her life insurance and securities licenses can achieve the sales designation of Regional Vice President (“RVP”), which qualifies him or her to a higher commission schedule. RVPs are independent contractors who open and operate offices for their sales organizations and devote their full-time attention to their businesses. RVPs also support and monitor the sales representatives, on whose sales they earn commissions, in achieving compliance with applicable regulatory requirements. RVPs’ efforts to expand their businesses are a primary driver of our success.

•

Innovative commission structure: We have developed an innovative system for compensating our independent sales force that is contingent upon product sales. We advance to our sales representatives a significant portion of their insurance commissions upon their submission of an insurance application and the first month’s premium payment. In addition to being a source of motivation, this advance provides our sales representatives with immediate cash flow to offset costs associated with originating the business. In addition, monthly production bonuses are paid to RVPs whose sales organizations meet certain sales levels. With compensation tied to sales activity, our compensation approach accommodates varying degrees of individual productivity, which allows us to effectively use a large group of part-time sales representatives while providing a variable cost structure. In addition, we incentivize our RVPs with equity compensation in the form of quarterly restricted stock units (“equity-based compensation”), which aligns their interests with those of our stockholders.

•

Large, dynamic sales force: Members of our sales force primarily serve their friends, family members and personal acquaintances through individually driven networking activities. We believe that this warm market approach is an effective way to distribute our product offerings because it facilitates face-to-face interaction initiated by a trusted acquaintance of the prospective client, which is difficult to replicate using other distribution approaches. Due to the large size of our sales force and their active recruiting of new sales representatives, our sales force is able to continually access an expanding base of prospective clients without engaging costly media channels.

•

Motivational culture: In addition to the motivation for our sales representatives to achieve financial success, we seek to create a culture that inspires and rewards our sales representatives for their personal successes and those of their sales organizations through sales force recognition events and contests. We also use Intranet-streamed broadcasts and local, regional and national meetings to inform and teach our sales representatives, as well as facilitate camaraderie and the exchange of ideas across the sales force organization. These initiatives encourage and empower our sales representatives to develop their own successful sales organizations.

•

Inclusive culture: Building and maintaining an ethnically and demographically diverse sales force is important to us, as we believe our sales force reflects the middle market communities we serve.  As the communities we serve become more diverse, our sales force does as well.

Structure and Scalability of Our Sales Force

New sales representatives are recruited by existing sales representatives. When these new recruits join our sales force, they become part of the sales organization of the sales representative who recruited them as well as the sales organizations to which the recruiting sales representative belongs. As new sales representatives are successful in recruiting other sales representatives, they begin to build their own organization of sales representatives. We encourage our sales representatives to bring in new recruits to build their own sales organizations, enabling them to earn commissions on sales made by members of their sales organizations.

RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, they are responsible for funding the costs of their administrative staff, marketing materials, travel and training and certain recognition events for the sales representatives in their respective sales organizations. Field offices provide a location for our representatives to conduct recruiting meetings, training events and sales-related meetings, disseminate our Intranet-streamed broadcasts, conduct compliance functions, and house field office business records. Some business locations contain more than one onsite field office. At December 31, 2016, approximately 4,840 field offices in approximately 2,749 locations were managed by sales representatives that served as full-time RVPs.

RVPs play a major role in training, motivating and monitoring their sales representatives. Because the sales representative’s compensation grows with the productivity of his or her sales organization, our distribution model provides financial rewards to sales representatives who successfully develop, support and monitor productive sales representatives. In addition to our commission structure, we offer the Primerica Ownership Program. This program provides qualifying RVPs a contractual right, upon meeting certain criteria, to transfer their Primerica businesses to another RVP or a qualifying family member at such time as they desire. Furthermore, we have developed proprietary tools and technology to enable our RVPs to reduce the time spent on administrative responsibilities associated with their sales organizations so they can devote more time to the sales and recruiting activities that drive our growth. We believe that our tools and technology, coupled with our sales compensation programs, further incentivize our sales representatives to become RVPs.

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

Recruitment of Sales Representatives

The recruitment of sales representatives is undertaken by our existing sales representatives, who identify prospects and share with them the benefits of associating with our organization. Our sales representatives showcase our organization as dynamic and capable of improving lives of middle-income families.

After the initial contact, prospective recruits typically are invited to an opportunity meeting, which is conducted by an RVP. The objective of an opportunity meeting is to inform prospective recruits about our mission and their opportunity to start their own business by becoming sales representatives. At the conclusion of each opportunity meeting, prospective recruits are asked to complete an application and pay a nominal entry fee to commence their pre-licensing training and licensing examination preparation programs and, depending on the state or province, to cover their licensing exam registration costs, which are provided by the Company generally at no additional charge. Recruits are not obligated to purchase any of the products we offer in order to become sales representatives, though they may elect to make such purchases.

Recruits may become our clients or provide us with access to their friends, family members and personal acquaintances. As a result, we continually work to improve our systematic approach to recruiting and training new sales representatives.

Similar to other distribution systems that rely upon part-time sales representatives and typical of the life insurance industry in general, we experience wide disparities in the productivity of individual sales representatives. Many new recruits do not get licensed, often due to the time commitment required to obtain licenses and various regulatory and licensing hurdles. Many of our licensed sales representatives are only marginally active, as there are no minimum life insurance production requirements. As a result, we plan for this disparate level of productivity and view a continuous recruiting cycle as a key component of our distribution model. Our distribution model is designed to address the varying productivity associated with our sales representatives by paying production-based compensation, emphasizing recruiting, and developing initiatives to address barriers to licensing new recruits. By providing commissions to sales representatives on the sales generated by their sales organization, our compensation structure aligns the interests of our sales representatives with our interests in recruiting new representatives and creating sustainable sales production.

The following table provides information on new recruits and life insurance-licensed sales representatives:

	Year ended December 31,
	2016	2015	2014
Number of new recruits	262,732	228,115	190,439
Number of newly life insurance-licensed sales representatives	44,724	39,632	33,832
Number of life insurance-licensed sales representatives, at period end	116,827	106,710	98,358
Average number of life insurance-licensed sales representatives during period	111,843	101,660	96,780

We define new recruits as individuals who have submitted an application to join our sales force together with payment of the nominal entry fee to commence their pre-licensing training. Certain recruits may not meet the compliance standards to join our sales force, and others elect to withdraw prior to becoming active in our business.

On average, it requires approximately three months for our sales representatives to complete the necessary applications and pre-licensing coursework and to pass the applicable state or provincial examinations to obtain a license to sell our term life insurance products. As a result, individuals recruited to join our sales force within a given fiscal period may not become licensed sales representatives or meet compliance standards until a subsequent period.

Sales Force Motivation, Training and Communication

Motivating, training and communicating with our sales force are critical to our success and that of our sales force.

Motivation. Through our proven system of sales force recognition events, contests and communications, we provide incentives that drive our results. Motivation is driven in part by our sales representatives’ desire to achieve higher levels of financial success by building their own businesses as Primerica sales representatives. The opportunity to help underserved middle-income households address financial challenges is also a significant source of motivation for many of our sales representatives, as well as for our management and home office employees.

We motivate our sales representatives to succeed in their businesses by:

•	compensating our sales representatives for product sales made by them and their sales organizations;
•	helping our sales representatives learn financial fundamentals so they can confidently and effectively assist our clients;
•	reducing the administrative burden on our sales force, which allows them to devote more of their time to building a sales organization and selling products; and
•	creating a culture in which sales representatives are encouraged to achieve goals through the recognition of their sales and recruiting achievements, as well as those of their sales organizations.

We conduct numerous local, regional and national meetings to help inform and motivate our sales force. In June 2017, we are scheduled to hold our biennial international convention and associated meetings at the Indianapolis Convention Center and Lucas Oil Stadium in Indianapolis, Indiana. In previous years, tens of thousands of our new recruits and sales representatives have attended our conventions and associated meetings at their own expense, which we believe further demonstrates their commitment to our organization and mission.

Licensing Support and Training.  Our sales representatives must hold licenses to sell most of our product offerings. Our in-house life insurance licensing program offers a significant number of classroom, online and self-study life insurance pre-licensing courses to meet applicable state and provincial licensing requirements and prepare recruits to pass applicable licensing exams. For those representatives who wish to sell investment and savings products, we contract with third-party training firms to conduct exam preparation and also offer supplemental training tools.

As part of the entry fee, new recruits receive a personalized study plan, a variety of review classes, exam review videos and audios, and exam and license registration. Additionally, many RVPs conduct training either on nights or weekends, providing new recruits a convenient opportunity to attend training outside of weekday jobs or family commitments.

Communication and Training. We communicate with our sales force and provide training through multiple channels, including:

•

Primerica Online (“POL”), which is our secure Intranet website designed to be a support system for our sales force. POL provides sales representatives with access to their Primerica e-mail, bulletins and alerts, business tracking and management tools, pre-licensing study materials and exam registration, product-specific training, sales procedures and tools, point-of-sale application tools, forms and brochures, contact lists, and real-time updates on their pending life insurance applications and new recruits. Additionally, POL provides access to internal training programs including online exam simulators and videos covering sales, management skills, business ownership, products and compliance. We also use POL to provide real-time recognition of sales representatives’ successes and scoreboards for sales force production, contests and trips. In addition, POL is a gateway to our product providers and product support. Subscribers generally pay a small monthly fee to subscribe to POL, which helps cover the cost of maintaining this support system. A limited version of POL that provides access to Primerica e-mail, compliance and compensation information, newsletters and bulletins is available at no cost.

•

our in-house broadcasts, which are delivered by Intranet-streaming video. We create original broadcasts and videos that enable senior management to update our sales force and provide training and motivational presentations. We broadcast live programs hosted by home office management and selected RVPs that focus on new developments and provide motivational messages to our sales force. We also broadcast a training-oriented program to our sales force on a weekly basis and profile successful sales representatives, allowing these individuals to educate and train other sales representatives by sharing their methods for success.

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

Sales Force Support and Tools

Our information systems and technology are designed to support a sales and distribution model that relies on a large group of predominantly part-time sales representatives and assist them in building their own businesses. We provide our sales representatives with sales tools that allow both new and experienced sales representatives to offer financial information and products to their clients. The most significant of these tools are:

•

Our Financial Needs Analysis: Our FNA is a proprietary, needs-based analysis tool. The FNA gives our sales representatives the ability to collect and synthesize client financial data and develop a financial analysis for the client that is easily understood. The FNA, while not a financial plan, helps our clients understand their financial needs in the areas of debt, financial protection, and savings as well as introduces prudent financial concepts, such as regular saving and accelerating the repayment of high cost credit card debt to help them reach their financial goals. The FNA provides clients with a snapshot of their current financial position and identifies their life insurance, savings and debt resolution needs.

•

Our Point-of-Sale Application Tool: Our point-of-sale technology, TurboApps, is an internally developed system that streamlines the application process for our insurance products. This application populates client information from the FNA to eliminate redundant data collection and provides real-time feedback to eliminate incomplete and illegible applications. Integrated with our paperless field office management system described below, and with our home office systems, TurboApps allows our RVPs and us to realize the efficiencies of straight-through-processing of application data and other information collected on our sales representatives’ mobile devices, which results in expedited processing of our life insurance product sales. In addition, we leverage similar technology as TurboApps with our investment partners to process mutual fund and annuity product sales.

•

Virtual Base Shop: In an effort to ease the administrative burden on RVPs and simplify sales force operations, we make available to RVPs a secure Intranet-based paperless field office management system as part of the POL subscription. This virtual office is designed to automate the RVP’s administrative responsibilities and can be accessed by subscribing sales representatives in an RVP’s immediate sales organization, which we refer to as his or her base shop.

•

Primerica Mobile Application (“Primerica App”): The Primerica App is a cross-platform companion application to POL that includes various tools and information to help sales representatives build their business, including: current company news; training and development content; company approved marketing and motivational materials; business intelligence including on-demand mobile reports; rewards and recognition tracking; contact management tools; and point-of-sale tools for generating proposals, completing product applications, and receiving real-time notifications. We continue to add new features and functionality to the Primerica App as the use of mobile devices becomes more ubiquitous.

We also make available other technology to assist our sales force in selling and referring products and serving our clients, including:

•	toll-free sales support call centers to answer inquiries and assist with paperwork, underwriting and licensing;
•	a tele-underwriting process used to obtain detailed medical information from clients without it being disclosed to our sales representatives;
•	POL for tracking the status of pending life insurance applications and the progress of new recruits in their training and licensing efforts; and
•	Shareholder Account Manager, which is a web-based tool that allows our investment-licensed representatives to service client investments in mutual funds accessed through our transfer agent platform.

Performance-Based Compensation Structure

Our commission structure is rooted in our origin as an insurance agency. Our sales representatives can receive commissions in multiple ways, including:

•	sales commissions and fees based on their personal sales, referrals, and client assets under management;
•	sales commissions based on sales and referrals by sales representatives in their sales organizations and fees based on client assets under management in their sales organizations;
•	bonuses and other compensation, including equity-based compensation, generated by their own sales performance, the aggregate sales performance of their sales organizations and other criteria; and
•	participation in our contests and other incentive programs.

Our compensation structure pays a commission to the sales representative who sells the product and to several representatives above the selling representative within their sales organization. With respect to term life insurance sales, commissions are calculated based on the total first-year premium (excluding policy fee) for all policies and riders up to a maximum premium. To motivate our sales force, we compensate sales representatives for term life insurance product sales as quickly as possible. We advance a majority of the insurance commission upon the submission of a completed application and the first month’s premium payment. As the client makes his or her premium payments, the commission is earned by the sales representative and the commission advance is recovered by the Company. If premium payments are not made by the client and the policy terminates, any outstanding advance commission is charged back to the sales representative. The chargeback, which only occurs in the first year of a policy, would equal that portion of the advance that was made, but not earned, by the sales representative because the client did not pay the full premium for the period of time for which the advance was made to the sales representative. Chargebacks, which occur in the normal course of business, may be recovered by reducing any cash amounts otherwise payable to the sales representative.

Sales representatives and representatives above them in their sales organizations are contractually obligated to repay us any commission advances that are ultimately not earned due to the underlying policy lapsing prior to the full commission being earned. Additionally, we hold back a portion of the commissions earned by our sales representatives as a reserve out of which we may recover chargebacks. The amounts held back are referred to as deferred compensation account commissions (“DCA commissions”). DCA commissions are available to reduce amounts owed to the Company by sales representatives. DCA commissions also provide a sales representative with a cushion against the chargeback obligations of representatives in their sales organization. DCA commissions, unless applied to amounts owed, are ultimately released to sales representatives.

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

For most mutual funds (non-managed investments) and annuity products, commissions are paid both on the sale and on the value of assets under management and are calculated based on the dealer reallowance and trail compensation actually paid to us. For managed investment mutual fund products, fees earned are primarily based on the total of assets under management and represent the annual fee we receive as compensation for as long as we retain the account. We pay our sales representatives in Canada a sales commission on segregated fund investments and a monthly fee based on clients’ asset values.

We also pay compensation to our sales force with respect to sales of prepaid legal services subscriptions, referrals for customers purchasing auto and home insurance, and other financial products. Prepaid legal services commissions are paid in fixed amounts on the sale of the respective subscription. For auto and homeowners’ insurance products, fees are paid for referrals that result in completed applications. Commissions related to other financial products are calculated based on the type of product sold or referred.

We pay bonuses and other incentive compensation for the sale of certain products. Bonuses are paid to the sales representatives and RVPs for achieving specified production levels for the sale of term life insurance, investment and savings products and other distributed products.

In addition to these methods of compensation, we use a quarterly compensation program under which RVPs can earn equity-based compensation based on various production criteria.

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

To sell mutual funds and variable annuity products, our U.S. sales representatives must be registered with the Financial Industry Regulatory Authority (“FINRA”) and hold the appropriate license(s) designated by each state in which they sell securities products, as well as be appointed by the annuity underwriter in the states in which they market annuity products. Our sales representatives must meet all state and regulatory requirements and be designated as an investment advisor representative in order to sell our managed investment products.

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

Supervision and Compliance

To ensure compliance with various federal, state, provincial and territorial legal requirements, we along with the RVPs share responsibility for maintaining an overall compliance program that involves compliance training and supporting as well as monitoring the activities of our sales representatives. We work with the RVPs to develop and maintain appropriate compliance procedures and systems.

Generally, all RVPs must obtain a principal license (FINRA Series 26 in the United States and Branch Manager license in Canada), and, as a result, they assume responsibility over the activities of their sales organizations. Additional supervision is provided by approximately 503 Offices of Supervisory Jurisdiction (“OSJs”), which are run by select RVPs who receive additional compensation for assuming responsibility for supervision and compliance monitoring across all product lines. OSJs are required to periodically inspect sales force field offices and report to us any compliance issues they observe. Our Field Supervision Department regularly assists the OSJs and communicates compliance requirements to them to ensure they properly discharge their responsibilities. In addition, our Compliance Department regularly runs surveillance reports designed to monitor the activity of our sales force and investigates any unusual or suspicious activity identified during these reviews or during periodic inspections of RVP offices.

All of our sales representatives are required to participate in our annual regulatory-required compliance meeting, a program administered by our senior management and our legal and compliance staff at which we provide a compliance training overview across all product lines and require the completion of compliance checklists by each of our licensed sales representatives for each product he or she offers. Additionally, our sales representatives receive periodic compliance communications regarding new compliance developments and issues of special significance. Furthermore, the OSJs are required to complete an annual training program that focuses on securities compliance and field supervision.

Our Field Audit Department regularly conducts audits of all sales representative offices, including scheduled and no-notice audits. The Field Audit Department reviews all regulatory-required records that are not maintained at our home office. Any compliance deficiencies noted in the audit must be corrected, and we carefully monitor all corrective action. Field offices that fail an audit are subject to a follow-up audit in 150 days. Audit deficiencies are addressed through fines, reprimands, probations and contract terminations.

Our Product Offerings

Reflecting our philosophy of helping middle-income clients with their financial product needs and ensuring compatibility with our distribution model, our product offerings generally meet the following criteria:

•

Consistent with sound individual finance principles: Products must be consistent with good personal finance principles for middle-income consumers, such as financial protection, minimizing expenses, encouraging long-term savings and reducing debt.

•

Designed to support multiple client goals: Products are designed to address and support a broad range of financial goals rather than compete with or cannibalize each other. For example, term life insurance does not compete with mutual funds because term life has no cash value or investment element.

•

Ongoing needs based: Products are designed to meet the ongoing financial needs of many middle-income consumers. This long-term approach bolsters our relationship with our clients by allowing us to continue to serve them as their financial needs evolve.

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

The following table provides information on our principal product offerings and the principal sources thereof by operating segment as of December 31, 2016.

Operating Segment	Principal Product Offerings	Principal Sources of Products (Applicable Geographic Territory)
Term Life Insurance	Term Life Insurance	Primerica Life (U.S. (except New York), the District of Columbia and certain territories)
NBLIC (New York)
Primerica Life Canada (Canada)
Investment and Savings Products	Mutual Funds and Certain Retirement Plans	American Century Investments (U.S.)
American Funds (U.S.)
AXA Distributors, LLC (U.S.)
Franklin Templeton (U.S.)
VOYA Financial, Inc. (U.S.)
Invesco (U.S.)
Legg Mason Global Asset Management (U.S.)
Pioneer Investments (U.S.)
AGF Investments (Canada)
PFSL Funds Management Ltd. (Canada)
Mackenzie Investments (Canada)
Fidelity Investments (Canada)
	Managed Investments	Lockwood Advisors and PFS Investments (U.S.)
	Variable Annuities	American General Life Insurance Company and its affiliates (U.S.)
AXA Distributors, LLC (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
MetLife Investors and its affiliates (U.S.)
	Fixed Indexed Annuities	American General Life Insurance Company and its affiliates (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Fixed Annuities	MetLife Investors USA Life Insurance Company and its affiliates (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Segregated Funds	Primerica Life Canada (Canada)
Corporate and Other Distributed Products	Credit Information Services	Equifax Consumer Services LLC (U.S. and Canada)
	Long-Term Care Insurance	Genworth Life Insurance Company and its affiliates (U.S.)
John Hancock Life Insurance Company and its affiliates (U.S.)
Various insurance companies, as offered through LTCI Partners, LLC (U.S.)
	Prepaid Legal Services	LegalShield (U.S. and Canada)
	Supplemental Health and Accidental Death & Disability Insurance	The Edge Benefits Inc. and its affiliates (Canada)
	Health Insurance	GoHealth, LLC (U.S.)
	Auto and Homeowners' Insurance(1)	Various insurance companies, as offered through Answer Financial, Inc. (U.S.)
	Mortgage Loan Referrals(1)	B2B Bank (Canada)

(1)	Referrals only.

Term Life Insurance

Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. In 2015, the latest period for which data is available, we ranked as a leading provider of individual term life insurance in the United States in an annual study published by LIMRA.

We believe that term life insurance is generally a better alternative for middle-income clients than cash value life insurance. Term life insurance provides a guaranteed death benefit if the insured dies during the fixed coverage period of an in-force policy, thereby providing financial protection for his or her named beneficiaries in return for the periodic payment of premiums. Term insurance products, which are sometimes referred to as pure protection products, have no savings or investment features. By buying term life insurance rather than cash value life insurance, a policyholder initially pays a lower premium and, as a result, would have funds available to invest for retirement and other needs. We also believe that a person’s need for life insurance is inversely proportional to that person’s need for retirement savings, a concept we refer to as the theory of decreasing responsibility. Young adults with children, new mortgages and other obligations need to buy higher amounts of insurance to protect their family from the loss of future income resulting from the death of a primary bread winner. With its lower initial premium, term life insurance lets young families buy more coverage for their premium dollar when their needs are greatest and still have the ability to have funds for their retirement and other savings goals.

We design our term life insurance products to be easily understood by, and meet the needs of, our clients. Clients purchasing our term life insurance products generally seek stable, longer-term income protection products for themselves and their families. In response to this demand, we offer term life insurance products with level-premium coverage periods that range from 10 to 35 years and a wide range of coverage face amounts. Additionally, certain term life insurance policies may be customized through the addition of riders to provide coverage for specific protection needs, such as mortgage and college expense protection. Policies remain in force until the expiration of the coverage period or until the policyholder ceases to make premium payments and terminates the policy. Premiums are guaranteed for policies issued in the United States for the initial term period, up to a maximum of 20 years. After 20 years, we have the right to raise the premium, subject to limits provided for in the applicable policy. In Canada, the amount of the premium is guaranteed for the entire term of the policy.

One of the innovative term life insurance products that we offer is TermNow, our rapid issue term life product that provides for face amounts of $300,000 (local currency) and below. TermNow allows a sales representative to accept an application online or through the Primerica App and, with the client’s permission, allows the Company to access databases, including Medical Information Bureau (“MIB”) data in the United States and Canada and prescription drug and motor vehicle records in the United States, as part of the underwriting process. The Company uses this data and the client’s responses to application questions to determine any additional underwriting requirements. Results of these processes are reported in real time to our underwriting system, which then decides whether or not to rapidly issue a policy.

The average face amount of our in-force policies issued in 2016 was approximately $241,500. The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2016	2015	2014
Life insurance issued:
Number of policies issued	298,244	260,059	220,984
Face amount issued (in millions)	$89,869	$79,111	$69,574

	December 31,
	2016	2015	2014
Life insurance in force:
Number of policies in force	2,489,493	2,403,713	2,341,670
Face amount in force (in millions)	$728,385	$693,194	$681,927

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

Our sales representatives ask applicants a series of yes or no questions regarding the applicant’s medical history. We may also consider information about the applicant from third-party sources, such as MIB, prescription drug databases, motor vehicle records and physician statements. If we believe that follow up regarding an applicant’s medical history is warranted, we use a third-party provider and its trained personnel to contact the applicant by telephone to obtain a more detailed medical history. Additionally, we may require copies of applicants’ medical information from their attending physicians. The report resulting from this process is electronically transmitted to us and is evaluated in our underwriting process. For higher issued face amount applications, paramedical requirements are also needed.

To accommodate the significant volume of insurance business that we process, we and our sales force use technology to make our operations more efficient. We provide an electronic life insurance application that supports TermNow and other term life insurance products. Approximately 93% of the life insurance applications we received in 2016 were submitted electronically. Our electronic life insurance application ensures that the application is submitted error-free, collects the applicant’s electronic signatures and populates the RVP’s sales log. For paper applications, we use our proprietary review and screening system to automatically screen that an application meets regulatory and other requirements, as well as alert our application processing staff to any deficiencies with the application. If any deficiencies are noted, our application processing staff contacts the sales representative to obtain the necessary information. Once an application is complete, the pertinent application data is uploaded to our life insurance administrative systems, which manage the underwriting process by electronically analyzing data, recommending underwriting decisions, requirements for higher face amounts or older ages and communicating with the sales representative and third-party service providers.

Claims Management. Our insurance subsidiaries processed over 14,600 life insurance benefit claims in 2016 on policies underwritten by us and sold by our sales representatives. These claims fall into three categories: death, waiver of premium (applicable to disabled policyholders who purchased a rider pursuant to which Primerica agrees to waive remaining life insurance premiums during a qualifying disability), or terminal illness. The claim may be reported by our sales representative, a beneficiary or, in the case of qualifying disability or terminal illness, the policyholder. Following are the benefits paid by us for each category of claim:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Death	$1,238,393	$1,204,629	$1,176,450
Waiver of premium	43,168	40,528	36,215
Terminal illness(1)	14,232	13,716	13,976

(1)	We consider claims paid for terminal illness to be loans made to the beneficiary that are repaid to us upon death of the beneficiary from the death benefit.

In the United States, after coverage has been in force for two years, we may not contest the policy for misrepresentations in the application or the suicide of the insured. In Canada, we have a similar two-year contestability period, but we are permitted to contest insurance fraud at any time. As a matter of policy, we do not contest any coverage issued by us to replace the face amount of another insurance company’s individual coverage to the extent the replaced coverage would not be contestable by the replaced company. We believe this approach helps our sales representatives sell replacement policies, as it reassures clients that claims made under their replacement policies are not more likely to be contested as to the face amount replaced. Through our claims administration system, we record, process and pay the appropriate benefit for any reported claim. Our claims system is used by our home office investigators to order medical and investigative reports from third-party providers, calculate amounts due to the beneficiary (including interest), and report payments to the appropriate reinsurance providers.

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

Financial Strength Ratings. Ratings with respect to financial strength are an important factor in establishing our competitive position and maintaining public confidence in us and our ability to market products. Ratings organizations review the financial performance and condition of most insurers and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Ratings.”

Investment and Savings Products

We believe that many middle-income families have significant unmet retirement and savings needs. Using our FNA tool, our sales representatives help our clients understand their current financial situation and how they can use time-tested financial principles, such as prioritizing personal savings, to reach their savings goals. Our product offerings comprise basic saving and investment vehicles that seek to meet the needs of clients in all stages of life.

Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and our licensed sales representatives, we distribute and sell to our clients mutual funds, managed investments, variable and fixed annuities, fixed indexed annuities and segregated funds. As of December 31, 2016, approximately 23,750 of our sales representatives were licensed to distribute mutual funds in the United States (including Puerto Rico) and Canada. As of December 31, 2016, approximately 13,600 of our sales representatives were licensed and appointed to distribute annuities in the United States and approximately 10,400 of our sales representatives were licensed to sell segregated funds in Canada.

In the United States, clients acquire securities products from PFS Investments in either a brokerage or an advisory relationship.  In a brokerage relationship, a PFS Investments registered representative, pursuant to FINRA rules, is required to make a recommendation that is suitable for the client, but provides no ongoing monitoring of the client’s investments.  For its services, PFS Investments receives an upfront commission in connection with the sale, and a smaller, annual trail commission or 12b-1 fee for the continued servicing of the account.  PFS Investments markets mutual funds and variable annuities on a brokerage basis.  In an advisory relationship, PFS Investments and its investment advisory representative have a fiduciary obligation to the client that arises under the Investment Advisers Act of 1940 and related case law.  Our current managed investment offering is a mutual fund wrap fee program in which our co-sponsor has discretionary authority over the client’s account and provides ongoing investment advice.  As a co-sponsor of the program, PFS Investments and its investment advisory representatives provide the initial investment advice and receive part of the annual advisory fee, which is assessed as a percentage of the value of the assets in the account.

Mutual Funds. In the United States, our licensed sales representatives primarily distribute mutual funds from the following select asset management firms: American Century Investments, American Funds, Franklin Templeton, Invesco, Legg Mason and Pioneer. These firms have diversified product offerings, including domestic and international equity, fixed-income and money market funds. Each firm continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We have selling agreements with a number of other fund companies and we believe that collectively, these asset management firms provide funds that meet the investment needs of our clients.

During 2016, four of these fund families (Legg Mason, Invesco, American Funds and Franklin Templeton) accounted for approximately 92% of our mutual fund sales in the United States. Legg Mason and Invesco each have large wholesaling teams that support our sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will.

An affiliate of PFS Investments, Primerica Shareholder Services, Inc. (“PSS”), provides transfer agent services to investors who purchase shares of mutual funds offered by American Century Investments, Franklin Templeton, Invesco, or Pioneer Investments through PFS Investments.  In exchange for these services, PSS receives recordkeeping and account maintenance fees from the applicable fund company.  PSS has retained BNY Mellon Asset Servicing (“BNYMAS”) to perform the necessary transfer agent services for these accounts on its proprietary SuRPASS system.  Also, BNYMAS provides transfer agent services to investors who purchase shares of Legg Mason funds through PFS Investments.  By agreement with Legg Mason, such positions are included on a consolidated account statement prepared by PSS for PFS Investments clients. PFS Investments serves as the IRS approved non-bank custodian for customers that open individual retirement accounts (“IRA”) (or certain other retirement accounts) with PFS Investments and invest in shares of mutual funds offered by American Century Investments, Franklin Templeton, Invesco, Legg Mason or Pioneer Investments. For these services, PFS Investments receives an annual custodian fee.

In Canada, our sales representatives offer Primerica-branded Concert™ Series funds, which accounted for approximately 37% of our Canadian mutual fund product sales in 2016. Our Concert™ Series of funds consist of six different asset allocation funds with varying investment objectives ranging from fixed income to aggressive growth. Each Concert™ Series fund is a fund of funds that allocates fund assets among equity and income mutual funds of AGF Investments, a leading asset management firm in Canada. The asset allocation within each Concert™ Series fund is determined on an advisory contract basis by Morneau Shepell Asset and Risk Management Ltd. The principal non-proprietary funds that we offer our clients in Canada are funds of AGF Investments, Mackenzie Investments, and Fidelity Investments. Sales of these non-proprietary funds accounted for approximately 50% of mutual fund product sales in Canada in 2016. Like our U.S. fund family list, the asset management partners we have chosen in Canada have a diversified offering of equity, fixed-income and money market funds, including domestic and international funds with a variety of investment styles.

A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment account by bank draft against their checking accounts. During the year ended December 31, 2016, average client assets held in individual retirement accounts in the United States and Canada accounted for an estimated 74% and 73% of total average client account assets, respectively. Our individual retirement accounts in Canada are considered registered retirement savings plans (“RRSP”). An RRSP is similar to a traditional IRA, in the United States in that contributions are made to the RRSP on a pre-tax basis and income is earned on a tax-deferred basis. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.

Managed Investments. PFS Investments is a registered investment advisor in the United States, and it offers a managed investments program under a contract with Lockwood Advisors, a registered investment advisor and unit of Bank of New York Mellon. The offering consists of a mutual fund advisory program with a $25,000 minimum initial investment. Lockwood Advisors is a co-sponsor of the program, and acts as the discretionary portfolio manager of the asset allocation models offered. In contrast to our mutual fund and annuity business, clients do not pay an upfront commission in an advisory fee program; rather, they pay an annual fee based on the value of the assets in their account. In 2017, PFS Investments will launch a separate, expanded managed investments platform.  This platform will also have an annual fee based on the value of assets in the account rather than an upfront commission and will provide our customers access to mutual fund and exchange-traded fund investment models designed and managed by several unaffiliated investment advisers.  PFS Investments will provide transfer agent and custodial services for the expanded managed investments platform through a subservice agreement with TD Ameritrade Institutional.

Variable Annuities. Our U.S. licensed sales representatives also distribute variable annuities underwritten and provided by American General Life Insurance Company and its affiliates (“AIG”), AXA Distributors, LLC, Lincoln National Life Insurance Company and its affiliates (“Lincoln National”), and MetLife Investors and its affiliates. Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). Each of these companies bears the insurance risk on its variable annuities that we distribute.

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

There are two fund products within our segregated funds offerings: the Asset Builder Funds and the Strategic Retirement Income Funds (“SRIF”). The investment objective of Asset Builder Funds is long-term capital appreciation combined with some guarantee of principal. Unlike mutual funds, our Asset Builder Funds product guarantees clients at least 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or at the Asset Builder Funds’ maturity date, which is selected by the client. The portfolio consists of both equities and fixed income with the equity component consisting of a pool of large cap Canadian equities and the fixed-income component consisting of Canadian federal government zero coupon treasuries and government-backed floating rate notes. The portion of the Asset Builder Funds’ portfolio allocated to zero coupon treasuries are held in sufficient quantity to satisfy the guarantees payable at the maturity date of each Asset Builder Fund. As a result, our potential loss exposure is very low as it comes from the guarantees payable upon the death of the client prior to the maturity date.

The investment objective of the SRIF is to provide income during retirement plus the opportunity for modest capital appreciation.  The SRIF invests in a maximum of 25% equities with the balance in fixed-income securities.  The product guarantees at least 75% of the clients net contributions (net of withdrawals) at the earlier of the date of their death or when the client attains age 100.  All accounts in the SRIF are held as Registered Retirement Income Funds which carry government mandated minimum annual withdrawals. Similar to the Asset Builder Funds, our potential exposure for loss associated with the SRIF is very low as its investment allocations are conservatively aligned with the risks of the client contracts.

With the guarantee level at 75% and in light of the time until the scheduled maturity of our segregated funds contracts, we currently do not believe it is necessary to allocate any corporate capital as reserves for segregated fund contract benefits.

Many of our Canadian clients invest in segregated funds through a RRSP. Our Common Sense Funds™ are also managed by AGF Investments.

Fixed Indexed Annuities. We offer fixed indexed annuity products in the U.S. through Lincoln National, AIG, and Universal Life Insurance Company (“Universal Life”) (Puerto Rico). These products combine safety of principal and guaranteed rates of return with additional investment options tied to equity market indices that allow for returns that move based on the performance of an index. We believe these and other fixed annuity products give both our life and securities representatives more ways to assist our clients with their retirement planning needs.

Fixed Annuities. We sell fixed annuities underwritten by MetLife Investors USA Life Insurance Company and its affiliates in the U.S. Our current offering includes a fixed premium deferred annuity and a single premium immediate annuity. The fixed premium deferred annuity allows our clients to accumulate savings on a tax deferred basis with safety of principal and a guaranteed rate of return. The single premium immediate annuity provides clients with an immediate income alternative. In Puerto Rico, we currently offer two annuity products: a fixed annuity and a fixed bonus annuity underwritten by Universal Life. These products provide guarantees against loss with several income options.

Investment and Savings Products Revenue. In the United States, we earn revenue from our investment and savings products business in three ways: commissions and payments earned on the sale of such products; fees and payments earned based upon client asset values; and account-based revenue. On the sale of mutual funds (not including managed investments) and annuities, we earn a dealer reallowance or commission on new purchases as well as trail commissions on the assets held in our clients’ accounts. We also receive marketing and support fees from most of our mutual fund and annuity providers. These payments are typically a percentage of sales or a percentage of the clients’ total asset values, or a combination of both. For managed investments, we receive an asset-based fee as compensation for advisory services, as well as recordkeeping and account maintenance fees, and marketing and support fees from the mutual funds involved in the program.

As the IRS approved non-bank custodian for the funds noted above, PFS Investments receives annual fees on a per-account basis for as long as it services the account.  As explained above, PSS receives recordkeeping and account maintenance fees for the transfer agent services it provides to the four fund families noted in the “Mutual Funds” section above. An individual client account may include multiple fund positions for which we earn recordkeeping fees.

Because the total amount of these fees fluctuates with the number of such accounts and positions within those accounts, the opening or closing of accounts has a direct impact on our revenues. From time to time, the fund companies for whom we provide these services request that accounts or positions with small balances be closed.

In Canada, we earn revenue from the sales of our investment and savings products in two ways: commissions (or dealer reallowance) on mutual fund sales and fees paid based upon clients’ asset values (mutual fund trail commissions and advisory fees from segregated funds and Concert™ Series funds). On segregated funds, we also earn deferred sales charges for early withdrawals at an annual declining rate within seven years of an investor’s original contribution.

Other Distributed Products

We distribute other products, including prepaid legal services, auto and homeowners’ insurance referrals, credit information services, long-term care insurance, and health insurance. In Canada, we also offer mortgage loan referrals and insurance offerings for small businesses. While many of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.

We offer our U.S. and Canadian clients a Primerica-branded prepaid legal services program on a subscription basis that is underwritten and provided by LegalShield. The prepaid legal services program offers a network of attorneys in each state, province or territory to assist subscribers with legal matters such as drafting wills, living wills and powers of attorney, trial defense and motor vehicle-related matters. We receive a commission based on our sales of these subscriptions.

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

We have a distribution agreement with GoHealth, LLC (“GoHealth”), an operator of a private health insurance marketplace that allows U.S. consumers to enroll in health insurance compliant with the Affordable Care Act. Our representatives with health insurance licenses in a limited number of states can sell clients a health insurance policy provided by a number of major carriers on GoHealth’s private exchange platform. We receive commissions from health insurance carriers for policies issued to clients we enroll. These payments, which vary by health insurance carrier and by state, are typically a percentage of the policy premium or a flat amount based on the number of members on a policy.

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

Prior to 2015, we offered student life insurance and short-term disability benefit insurance, which were underwritten through NBLIC. These products were distributed solely by outside third parties. In 2014, NBLIC sold its short-term disability benefit business and novated all policies in force to AmTrust North America, Inc. and ceased the marketing and underwriting of new student life insurance policies. NBLIC continues to administer the existing block of student life business, as well as other closed blocks of insurance that were discontinued several years ago.

Regulation

Our business is subject to extensive laws and governmental regulations, including administrative determinations, court decisions and similar constraints. The purpose of the laws and regulations affecting our business is primarily to protect our clients and other consumers. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

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

Regulation of Our Insurance Business. Primerica Life, as a Massachusetts domestic insurer, is regulated by the Massachusetts Division of Insurance and is licensed to transact business in the United States (except New York), the District of Columbia and certain U.S. territories. NBLIC, as a New York domestic insurer and a wholly owned subsidiary of Primerica Life, is regulated by the New York State Department of Financial Services and is licensed to transact business in all 50 U.S. states, the District of Columbia and the U.S. Virgin Islands.

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

Our U.S. insurance subsidiaries are required to file certain annual, quarterly and periodic reports with the supervisory agencies in the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. These examinations generally are conducted under National Association of Insurance Commissioners (“NAIC”) guidelines. Under the rules of these jurisdictions, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. Our most recent examinations of the financial condition and affairs of Primerica Life, NBLIC, Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) performed by the respective domiciliary state insurance departments were completed during 2016 with no findings or recommendations noted.

Primerica Life Canada is federally incorporated and provincially licensed and is required to file periodic reports with Canadian regulatory agencies. It transacts business in all Canadian provinces and territories. Primerica Life Canada is regulated federally by the Office of the Superintendent of Financial Institutions Canada (“OSFI”) and provincially by the Superintendents of Insurance for each province and territory. Canadian federal and provincial insurance laws regulate all aspects of our Canadian insurance business. OSFI regulates insurers’ corporate governance, financial and prudential oversight, and regulatory compliance, while provincial and territorial regulators oversee insurers’ market conduct practices and related compliance.

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

The states in which our U.S. insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to us. In Canada, dividends can be paid subject to the paying insurance company’s continuing compliance with regulatory requirements and upon notice to OSFI. We determine the dividend capacity of our insurance subsidiaries using statutory accounting principles (“SAP”) promulgated by the NAIC in the United States and using IFRS in Canada.

The following table sets forth the statutory value of cash and securities dividends paid or payable by our insurance subsidiaries:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Primerica Life	$94,700	$45,600	$235,000
Primerica Life Canada	22,342	16,950	13,434

For additional information on dividend capacity and restrictions, see Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

Policy and Contract Reserve Sufficiency Analysis. Under the laws and regulations of their jurisdictions of domicile, our U.S. insurance subsidiaries are required to conduct annual analyses of the sufficiency of their life insurance statutory reserves. In addition, other U.S. jurisdictions in which our U.S. subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, then the affected insurer must set up additional reserves by moving funds from surplus. Our U.S. insurance subsidiaries most recently submitted these opinions without qualification as of December 31, 2016 to applicable insurance regulatory authorities.

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

Additional Oversight in Canada. In Canada, the Minister of Finance under the Insurance Companies Act approved our indirect acquisition of Primerica Life Canada in April 2010. The Minister expects that a person controlling a federal insurance company will provide ongoing financial, managerial or operational support to its subsidiary should such support prove necessary. The Minister required us to sign a support principle letter, which provides, without limiting the scope of the support principle letter, that this ongoing support may take the form of additional capital, the provision of managerial expertise or the provision of support in such areas as risk management, internal control systems and training. The provision of the support principle letter is intended to ensure that the person controlling the federal insurance company is aware of the importance and relevance of the support principle in the consideration of the application. However, the letter does not create a legal obligation on our part to provide the support. Primerica Life Canada is currently in compliance with the terms of the support principle letter.

Other Regulatory Changes. From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for our sales representatives to obtain their life insurance licenses. For example, the insurance regulators in the Canadian provinces and territories implemented a new life insurance licensing examination program across Canada in January 2016. Changes such as these could decrease the ability of applicants to obtain their life insurance licenses.  Likewise, FINRA has announced a restructuring of its representative-level qualification examination program that marks a conceptual change from FINRA’s current securities examination program. FINRA has not announced a specific timeframe for the implementation of the new exam structure, but has targeted an effective date of January 2018. While the objective of the new program is to improve efficiencies, if the changes create barriers to entry that are not relevant to assessing an applicant’s competence, the costs significantly increase, or the program is implemented without adequate transitions, the restructured program could result in a decrease in the number of registrants obtaining their securities licenses in the United States. For more information, see “Risk Factors” and “ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Regulation of Our Investment and Savings Products Business. PFS Investments is registered with, and regulated by, FINRA and the Securities and Exchange Commission (“SEC”). It is subject to regulation by the Municipal Securities Rulemaking Board (the

“MSRB”) with respect to 529 plans, by the Department of Labor (“DOL”) with respect to certain retirement plans, and by state securities agencies. PFS Investments operates as an introducing broker-dealer and is registered in all 50 U.S. states and certain territories and with the SEC. As such, it performs a review of investment recommendations made by our representatives in the account opening process, in accordance with FINRA requirements, but it does not hold client accounts. U.S. client funds are held by the mutual fund in which such client funds are invested or by the annuity underwriters in the case of variable annuities.

PFS Investments is required to file monthly reports as well as annual audited financial statements with the SEC pursuant to Section 17 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Rule 17a-5 thereunder. As part of filing these reports, PFS Investments is subject to minimum net capital requirements, as mandated by Rule 15c3‑1 of the Exchange Act.

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

PFS Investments is also approved as a non-bank custodian under Internal Revenue Service (“IRS”) regulations and, in that capacity, may act as a custodian or trustee for certain retirement accounts. Our sales representatives who sell securities products through PFS Investments are required to be registered representatives of PFS Investments. All aspects of PFS Investments’ business are regulated, including sales methods and charges, trade practices, the use and safeguarding of customer securities, capital structure, recordkeeping, conduct and supervision of its independent salespeople.

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

On April 8, 2016, the DOL published a final regulation (“the DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act (“ERISA”) and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs. In connection with the DOL Fiduciary Rule, the DOL also issued new exemptions and amended several existing exemptions. On February 3, 2017, the President of the United States issued a memorandum directing the DOL to review the DOL Fiduciary Rule to determine, based on certain factors, whether the rule should be revised or rescinded. The DOL Fiduciary Rule, which was set to become “applicable” on April 10, 2017, may be delayed for an unspecified period while the Secretary of Labor prepares an updated economic and legal analysis on the impact of the DOL Fiduciary Rule.

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

PFSL Investments Canada is required to file monthly and annual financial statements and reports with the MFDA that are prepared to comply with the prescribed MFDA reporting requirements.  The MFDA has established a risk adjusted capital standard for mutual fund dealers.  Its formula is designed to provide advance warning of a member encountering difficulties.  If a mutual fund dealer falls below specified levels then restrictions would apply until rectified, including not being able to act on certain matters without prior written consent from the MFDA.

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

PFSL Fund Management is required to file quarterly and annual financial statements with the Ontario Securities Commission (“OSC”) prepared to meet the requirements of National Instrument 31-103, Registration Requirements, Exemptions and Ongoing Registrant Obligations, based on the financial reporting framework specified in National Instrument 52-107, Acceptable Accounting Principles and Auditing Standards.  PFSL Fund Management is required to maintain a minimum level of capital and file its quarterly and annual calculation of excess working capital with the OSC. As an investment fund manager, PFSL Fund Management is required to file periodic reports with provincial and territorial securities commissions throughout Canada for its Concert™ Series mutual funds.  Such reports include semi-annual and annual financial statements prepared in accordance with IFRS.

As the segregated funds are separate accounts of Primerica Life Canada, the segregated funds are also regulated by OSFI and included as part of the quarterly and annual financial statement filings for Primerica Life Canada.  In addition, the segregated funds are also subject to the guidelines set out by the CLHIA.

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

We adopted a new Incident Response Plan in August 2016.  Under this Plan, our Incident Response Team consists of employees from our information security, legal, compliance, public relations, and business teams.  This Plan is designed to help Primerica identify and promptly respond to information security incidents, contain and eradicate such incidents, notify affected parties and, where appropriate, notify government and regulatory authorities. This Plan documents the roles and responsibilities of Primerica personnel and third-party vendors in responding to information security incidents, including when and to whom incidents should be reported based on level of severity.  On a semi-annual basis, the team undertakes facilitator-led trainings and simulations of information security incidents.  We have also purchased cyber insurance coverage, which became effective in January 2017.

Employees

As of December 31, 2016, we had 1,787 full-time employees in the United States and 239 full-time employees in Canada. In addition, as of December 31, 2016, we had 547 on-call employees in the United States and 89 on-call employees in Canada who provided services on an as-needed hourly basis. None of our employees is a member of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information

We make available free of charge on our website (www.primerica.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable upon filing such information with, or furnishing it to, the SEC. Information included on our website is not incorporated by reference into this report. The Company’s reports are also available at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549, on the SEC’s website at www.sec.gov, or by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS.

Risks Related to Our Distribution Structure

Our failure to continue to attract new recruits, retain sales representatives or license or maintain the licensing of our sales representatives would materially adversely affect our business, financial condition and results of operations.

New sales representatives provide us with access to new clients, enable us to increase sales and provide the next generation of successful sales representatives. As is typical with distribution businesses, we experience a high rate of turnover among our part-time sales representatives, which requires us to attract, retain and motivate a large number of sales representatives. Recruiting is performed by our current sales representatives, and the effectiveness of recruiting is generally dependent upon our reputation as a provider of a rewarding and potentially lucrative income opportunity, as well as the general competitive and economic environment. Whether recruits are motivated to complete their training and licensing requirements and commit to selling our products is largely dependent upon the effectiveness of our compensation and promotional programs, as well as the competitiveness of such programs compared with other companies, including other part-time business opportunities and our recruits’ desire to help middle-income families in their communities become educated about their finances and assist them in identifying products that provide income protection and savings opportunities.

If our new business opportunities and products do not generate sufficient interest to attract new recruits, motivate them to become licensed sales representatives and maintain their licenses, and incentivize them to sell our products and recruit other new sales representatives, our business would be materially adversely affected.

Certain key RVPs have large sales organizations that include thousands of sales representatives. These key RVPs are responsible for attracting, motivating, supporting and assisting the sales representatives in their sales organizations. The loss of one or more key RVPs together with a substantial number of their sales representatives for any reason could materially adversely affect our financial results and could impair our ability to attract new sales representatives.

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

From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for our sales representatives to obtain their life insurance licenses. For example, the insurance regulators in the Canadian provinces and territories implemented a new life insurance licensing examination program across Canada in January 2016. Changes such as these could decrease the ability of applicants to obtain their life insurance licenses.  Likewise, FINRA has announced a restructuring of its representative-level qualification examination program that marks a conceptual change from FINRA’s current securities examination program. FINRA has not announced a specific timeframe for the implementation of the new exam structure, but has targeted an effective date of January 2018.  While the objective of the new program is to improve efficiencies, if the changes create barriers to entry that are not relevant to assessing an applicant’s competence, the costs significantly increase, or the program is implemented without adequate transitions, the restructured program could result in a decrease in the number of registrants obtaining their securities licenses in the United States.

There are a number of laws and regulations that could apply to our distribution model, which could require us to modify our distribution structure.

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

We have not been, and are not currently, subject to business opportunity laws because the amounts paid by our new representatives to us: (i) are less than the minimum thresholds set by many state and provincial statutes and (ii) are not fees paid for the right to participate in a business, but rather are for bona fide expenses such as state and provincial-required insurance examinations and pre-licensing training. We have not been, and are not currently, subject to franchise laws for similar reasons. However, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change. In addition, although we do not believe that the Federal Trade Commission ("FTC")'s Business Opportunity Rule applies to our company, it could be interpreted in a manner inconsistent with our interpretation. Becoming subject to business opportunity or franchise laws or regulations could require us to provide additional disclosures and regulate the manner in which we recruit our sales representatives that may increase the expense of, or adversely impact our recruitment of new sales representatives.

There are various laws and regulations that prohibit fraudulent or deceptive schemes known as pyramid schemes. In general, a pyramid scheme is defined as an arrangement in which new participants are required to pay a fee to participate in the organization and then receive compensation primarily for recruiting other persons to participate, either directly or through sales of goods or services that are merely disguised payments for recruiting others. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities. Our sales representatives are paid commissions and other remuneration based on sales of our products and services to bona fide purchasers, and for this and other reasons we do not believe that we are subject to laws regulating pyramid schemes. Moreover, our sales representatives are not required to purchase any of the products marketed by us. However, even though we believe that our distribution practices are currently in compliance with, or exempt from, these laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change, which could require us to restructure our operations in certain jurisdictions or result in other costs or fines.

There are also federal, state and provincial laws of general application, such as the FTC Act, and state or provincial unfair and deceptive trade practices laws that could potentially be invoked to challenge aspects of our recruiting of sales representatives. In particular, our recruiting efforts include promotional materials for recruits that describe the potential business opportunity available to them if they join our sales force. These materials, as well as our other recruiting efforts and those of our sales representatives, are subject to scrutiny by the FTC and state and provincial enforcement authorities with respect to misleading statements, including misleading earnings claims made to encourage potential new recruits to join our sales force. If claims made by us or by our sales representatives are deemed to be unfair, deceptive, or misleading, it could result in violations of the FTC Act or comparable state and provincial statutes prohibiting unfair or deceptive trade practices or result in reputational harm.

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

The classification of workers as independent contractors has been the subject of federal, state and provincial legislative and regulatory interest over the last several years, with proposals being made that call for greater scrutiny of independent contractor classifications and greater penalties for companies who wrongly classify workers as independent contractors instead of employees. We cannot predict the outcome of these legislative and regulatory efforts.

If there is an adverse determination with respect to the classification of some or all of our independent contractors by a court or governmental agency, we could incur significant costs in complying with such laws and regulations, including in respect of tax withholding, social security payments, retirement plan contributions and recordkeeping, employee benefits, payment of wages or modification of our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, or provincial laws.

The Company’s or its independent sales representatives' violation of, or non-compliance with, laws and regulations and related claims and proceedings could expose us to material liabilities.

Extensive federal, state, provincial and territorial laws regulate our product offerings and our relationships with our clients, imposing certain requirements that our sales representatives must follow. At any given time, we may have pending state, federal or provincial examinations or inquiries of our investment and savings products and insurance businesses. In addition to imposing requirements that sales representatives must follow in their dealings with clients, these laws and regulations generally require us to maintain a system of supervision reasonably designed to ensure that our sales representatives comply with the requirements to which they are subject. We have policies and procedures to comply with these laws and regulations. However, despite these compliance and supervisory efforts, the breadth of our operations and the broad regulatory requirements could result in oversight failures and instances of non-compliance or misconduct on the part of our sales representatives.

From time to time, we are subject to private litigation as a result of alleged misconduct by our sales representatives. Examples include claims that a sales representative's failure to disclose underwriting-related information regarding the insured on an insurance application resulted in the denial of a life insurance policy claim, and with respect to investment and savings products sales, errors or omissions that a sales representative made in connection with the purchase or sale of a securities product. Non-compliance with laws or regulations by our sales representatives could result in adverse findings in either examinations or litigation and could subject us to sanctions, monetary liabilities, restrictions on or the loss of the operation of our business, or reputational harm, any of which could have a material adverse effect on our business, financial condition and results of operations.

Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Pursuant to federal, state and provincial laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states and some provinces have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of our sales representatives and employees have access to, and routinely process, personal information of clients through a variety of media, including the Internet and software applications. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company, our employees and our sales representatives. If a sales representative or employee intentionally or unintentionally discloses or misappropriates confidential client information or our data is the subject of a cybersecurity attack, or if we fail to maintain adequate internal controls or our sales representatives or employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

Our assumptions and estimates regarding mortality and persistency require us to make numerous judgments and, therefore, are inherently uncertain. We cannot determine with precision the actual persistency or ultimate amounts that we will pay for actual claim payments on a block of policies, the timing of those payments, or whether the assets supporting these contingent future payment obligations will increase to the levels we estimate before payment of claims. If we conclude that our future policy benefit reserves, together with future premiums, are insufficient to cover actual or expected claims payments and the scheduled amortization of our deferred policy acquisition costs ("DAC"), we would be required to first accelerate our amortization of DAC and then increase our future policy benefit reserves in the period in which we make the determination, which could materially adversely affect our business, financial condition and results of operations.

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

In addition, most of the jurisdictions in which our insurance subsidiaries are licensed to transact business require life insurers to participate in guaranty associations, which raise funds to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed issuers. It is possible that a catastrophic event could require extraordinary assessments on our insurance companies, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently undergoing multi-state treasurer unclaimed property audits by 30 jurisdictions focused on the life insurance claims paying practices of our subsidiaries, Primerica Life and NBLIC. Other jurisdictions may pursue similar audits and litigation. The potential outcome of such actions is difficult to predict but could subject us to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries, and additional escheatment of funds deemed abandoned under state laws. We cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from resolution of these matters, or the effect these matters may have on the conduct of our business, financial condition and results of operations.

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

We received approval from the Minister of Finance (Canada) under the Insurance Companies Act (Canada) in connection with our indirect acquisition of Primerica Life Canada. The Minister expects that a person controlling a federal insurance company will provide ongoing financial, managerial or operational support to its subsidiary should such support prove necessary, and has required us to sign a support principle letter to that effect. This ongoing support may take the form of additional capital, the provision of managerial expertise or the provision of support in such areas as risk management, internal control systems and training. However, the letter does not create a legal obligation on the part of the person to provide the support. In the event that OSFI determines Primerica Life Canada is not receiving adequate support from the Parent Company under applicable Canadian law, Primerica Life Canada may be subject to increased capital requirements or other requirements deemed appropriate by OSFI.

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

Each of our U.S. insurance subsidiaries is subject to RBC standards (imposed under the laws of its respective jurisdiction of domicile). The RBC formula for U.S. life insurance companies generally establishes capital requirements relating to asset, insurance, interest rate and business risks. Our U.S. insurance subsidiaries are required to report their results of RBC calculations annually to the applicable state department of insurance and the NAIC. Our Canadian life insurance subsidiary is subject to minimum continuing capital and surplus requirements (“MCCSR”), and Tier 1 capital ratio requirements, and is required to provide its MCCSR and Tier 1 capital ratio calculations to the Canadian regulators. The capitalization of our insurance subsidiaries is maintained at levels in excess of the effective minimum requirements of the NAIC in the United States and OSFI in Canada. In any particular year, statutory capital and surplus amounts and RBC and MCCSR ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries, the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in their reserve requirements, the value of securities in their investment portfolios, the credit ratings of investments held in their portfolios, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the NAIC's RBC formula or the MCCSR calculation of OSFI. Many of these factors are outside of our control.

Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC and MCCSR ratios of our insurance company subsidiaries. Ratings agencies may change their internal models, effectively increasing or decreasing the amount of statutory capital our insurance subsidiaries must hold to maintain their current ratings. In addition, ratings agencies may downgrade the invested assets held in our portfolio, which could result in a reduction of our insurance subsidiaries’ capital and surplus. Changes in statutory accounting principles could also adversely impact our insurance subsidiaries' ability to meet minimum RBC, MCCSR and statutory capital and surplus requirements. There is no assurance that our insurance subsidiaries will not need additional capital or, if needed, that we will be able to provide it to maintain the targeted RBC and MCCSR levels to support their business operations.

The failure of any of our insurance subsidiaries to meet its applicable RBC and MCCSR requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, financial condition and results of operations. A decline in RBC or MCCSR also limits the ability of our insurance subsidiaries to pay dividends or make distributions and could be a factor in causing ratings agencies to downgrade the financial strength ratings of all our insurance subsidiaries. Such downgrades would have an adverse effect on our ability to write new insurance policies and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

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

The failure by any of our reinsurers or reserve financing counterparties to perform its obligations to us could have a material adverse effect on our business, financial condition and results of operations.

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

We also have in place coinsurance agreements that we originally entered into at the time of our IPO, pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our existing reinsurance agreements remain in place. Each coinsurer entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the coinsurer placed assets (primarily treasury and fixed-income securities) in trust for such subsidiary's benefit to secure the coinsurer's obligations to such subsidiary. Each such coinsurance agreement requires each coinsurer to maintain assets in trust sufficient to give our subsidiary full credit for regulatory purposes for the insurance, which amount will not be less than the amount of the reserves for the coinsured liabilities. Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement subject to any applicable cure periods. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.

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

We have entered into transactions by which we finance redundant statutory reserves of certain issue years of our Term Life business.  Under these transactions, we pay a fee to financial counterparties for their commitment to support redundant reserves and provide corresponding statutory reinsurance credit, allowing us to more efficiently manage our capital.  While we monitor the credit quality and financial strength of these counterparties, if their financial strength was significantly impaired to the extent that their support of our redundant reserves could no longer be relied upon, it could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Investments and Savings Products Business

Our Investment and Savings Products segment is heavily dependent on mutual fund and annuity products offered by a relatively small number of companies, and, if these products fail to remain competitive with other investment options or we lose our relationship with one or more of these companies, our business, financial condition and results of operations may be materially adversely affected.

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

In recent years there has been an increase in the popularity of alternative investments, which we do not currently offer on our brokerage platform. These investment options typically have low fee structures and provide some of the attributes of mutual funds, such as risk diversification. If these products continue to gain traction among our client base as viable alternatives to mutual fund investments, our investment and savings products revenues could decline.

In addition to sales commissions and asset-based compensation, a portion of our earnings from investment and savings products comes from recordkeeping services that we provide to third parties and from fees earned for custodial services that we provide to clients with retirement plan accounts in the funds of these mutual fund companies. We also receive marketing and support fees from each of these mutual fund companies. A decision by one or more of these fund companies to alter or discontinue their current arrangements with us would materially adversely affect our business, financial condition and results of operations.

The Company’s or its securities-licensed sales representatives' violations of, or non-compliance with, laws and regulations could expose us to material liabilities.

Our subsidiary broker-dealer and registered investment advisor, PFS Investments, is subject to federal and state regulation of its securities business. These regulations cover sales practices, trade suitability, supervision of registered representatives, recordkeeping, the conduct and qualification of officers and employees, net capital requirements, business operations, the rules and regulations of the MSRB and state blue sky regulation. Investment advisory representatives are generally held to a higher standard of conduct than registered representatives. Our subsidiary, PSS, is a registered transfer agent engaged in the recordkeeping business and is subject to SEC regulation. Violations of laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts, could subject us to disciplinary actions and litigation and could result in the imposition of cease and desist orders, fines or censures, restitution to clients, suspension or revocation of SEC registration, suspension or expulsion from FINRA, reputational damage and legal expense, any of which could materially adversely affect our business, financial condition and results of operations.

Our Canadian broker-dealer subsidiary, PFSL Investments Canada and its sales representatives are subject to the securities laws of the provinces and territories of Canada in which we sell our mutual fund products and those of third parties and to the rules of the MFDA, the self-regulatory organization governing mutual fund dealers. PFSL Investments Canada is subject to periodic review by both the MFDA and the provincial and territorial securities commissions to assess its compliance with, among other things, applicable capital requirements and sales practices and procedures. These regulators have broad administrative powers, including the power to limit or restrict the conduct of our business for failure to comply with applicable laws or regulations. Possible sanctions that could be imposed include the suspension of individual sales representatives, limitations on the activities in which the dealer may engage, suspension or revocation of the dealer registration, the ability to withhold licenses or to impose restrictive terms and conditions on the licenses of sales representatives, censure or fines, any of which could materially adversely affect our business, financial condition and results of operations.

If heightened standards of conduct or more stringent licensing requirements, such as those proposed by the SEC and those adopted by the DOL, are imposed on us or our sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

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

On April 8, 2016, the DOL published a final rule (the “DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the ERISA and IRC Section

4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs. Simultaneously with publication of the DOL Fiduciary Rule, the DOL issued new, and amended existing, exemptions intended, among other things, to allow advisers and their firms to continue to receive common forms of compensation that would otherwise be prohibited due to the DOL Fiduciary Rule, provided the conditions of the exemptions are met. On February 3, 2017, the President of the United States issued a memorandum directing the DOL to review the DOL Fiduciary Rule to determine, based on certain factors, whether the rule should be revised or rescinded. The DOL Fiduciary Rule, which was set to become “applicable” on April 10, 2017, may be delayed for an unspecified period while the Secretary of Labor prepares an updated economic and legal analysis on the impact of the DOL Fiduciary Rule.

If it were to become applicable in its current form, we believe that the DOL Fiduciary Rule would necessitate certain changes to our qualified plan business in order for us to continue to help investors save for retirement. Because of the uncertainty of the status of the DOL Fiduciary Rule, we have not yet determined the extent to which we would make necessitated compensation, product or other changes to our qualified investment and savings plan business, nor whether we would make such changes consistent across our non-qualified investment and savings business.  While we have incurred, and would expect to continue to incur, increased costs, we cannot quantify the collective impact of those costs and other changes on the Company. IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2016. Changes resulting from the DOL Fiduciary Rule could make it more difficult for us and our sales representatives to profitably serve the middle-income market and could result in a reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed sales representatives.

Heightened standards of conduct as a result of either of the above items or another similar proposed rule or regulation could also increase the compliance and regulatory burdens on our representatives, and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our support tools are designed to educate potential and existing clients, help identify their financial needs, and generally introduce the potential benefits of our product offerings. The assumptions and methods of analyses embedded in our support tools could be challenged and subject us to regulatory action or private litigation, which could materially adversely affect our business, financial condition and results of operations.

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

A significant portion of our investment sales and assets under management are comprised of North American equity-based products. The multi-year growth in equity valuations has increased proportionally the Company’s revenue and product income derived from the sale of these products. A significant correction in the North American equity markets that decreases the company’s assets under management, or a protracted long-term downturn in equity market performance that has a negative effect on the Company’s sales of securities products, could have an adverse effect on our business, financial condition and results of operations.

Other Risks Related to Our Business

Credit deterioration in, and the effects of interest rate fluctuations on, our invested asset portfolio and other assets that are subject to changes in credit quality and interest rates could materially adversely affect our business, financial condition and results of operations.

A large percentage of our invested asset portfolio is invested in fixed-income securities. As a result, credit deterioration and interest rate fluctuations could materially affect the value of and earnings generated by our invested asset portfolio. Fixed-income securities decline in value if there is no active trading market for the securities or the market's impression of, or the ratings agencies' views on, the credit quality of an issuer worsens. During periods of declining market interest rates, we must invest the cash we receive as interest, return of principal on our investments and cash from operations in lower-yielding, high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities could also decide to prepay their obligations to borrow at lower market rates, which would increase our reinvestment risk. If interest rates generally increase, the market value of our fixed rate income portfolio decreases. Additionally, if the market value of any security in our invested asset portfolio decreases, we may realize losses if we deem the value of the security to be other-than-temporarily impaired.  We also have an asset on deposit with a reinsurer backing a 10% coinsurance agreement entered into at the time of our IPO.  The fair value of this asset is influenced by fluctuation in credit spreads and interest rates, and changes in fair value are recognized in income.  To the extent that any fluctuations in fair value or interest rates are significant or we recognize impairments that are material, it could have a material adverse effect on our business, financial condition and results of operations.

Valuation of our investments and the determination of whether a decline in the fair value of our invested assets is other-than-temporary are based on estimates that may prove to be incorrect.

U.S. GAAP requires that when the fair value of any of our invested assets declines and such decline is deemed to be other-than-temporary, we recognize a loss in either our statement of income or in other comprehensive income based on certain criteria in the period that such determination is made. The determination of the fair value of certain invested assets, particularly those that do not trade on a regular basis, requires an assessment of available data and the use of assumptions and estimates. Once it is determined that the fair value of an asset is below its carrying value, we must determine whether the decline in fair value is other-than-temporary, which is based on subjective factors and involves a variety of assumptions and estimates.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. U.S. GAAP continues to evolve and, as a result, will change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the Financial Accounting Standards Board's ("FASB") recently published an exposure draft that proposes significant changes in the methodology for measuring future policy benefits and deferred acquisition costs on our consolidated balance sheets as well as the timing of when we recognize the impact from changes in insurance contract assumptions in our statement of income and statement of other comprehensive income. This proposed accounting standard, in addition to other financial reporting standard changes being discussed by the FASB and the SEC, could adversely impact both our financial condition and results of operations as reported on a U.S. GAAP basis.

Additionally, the Company’s insurance company subsidiaries prepare statutory financial statements in accordance with accounting principles designated by regulators in the jurisdictions in which they are domiciled. The financial statements of our U.S. insurance subsidiaries are prepared in accordance with statutory accounting principles prescribed or permitted by state insurance departments and the NAIC. Statutory accounting principles, including actuarial methodologies for estimating reserves, are subject to continuous evaluation by the NAIC and state insurance departments. For example, the implementation of principle-based reserving standards for benefit reserves has been adopted by most state insurance departments effective in 2017, but has not yet been adopted by Massachusetts or New York, where two of our U.S. insurance subsidiaries are domiciled. Similarly, our Canadian life insurance subsidiary is required to prepare statutory financial statements in accordance with IFRS, as prescribed by the Office of the Superintendent of Financial Institutions in Canada, which are subject to future changes. The statutory financial statements of our insurance company subsidiaries, which are used to determine dividend capacity and risk-based capital, could be adversely affected by future changes implemented by jurisdictional insurance departments. Therefore, the ability of our insurance companies to comply with regulatory minimum capital requirements and ultimately pay dividends to the Parent Company could be adversely impacted.

The effects of economic down cycles in the United States and Canada could materially adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations have been materially adversely affected by economic downturns in the United States and Canada. Economic downturns, which are often characterized by higher unemployment, lower family income, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending, have adversely affected the demand for the term life insurance, investment and savings and other financial products that we sell. Future economic down cycles could adversely affect new sales and cause clients to liquidate mutual funds and other investments sold by our sales representatives. This could cause a decrease in the asset value of client accounts, reduce our trailing commission revenues and result in other-than-temporary-impairments in our invested asset portfolio. In addition, we may experience an elevated incidence of lapses or surrenders of insurance policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Further, volatility in equity markets or downturns could discourage purchases of the investment products that we distribute and could have a materially adverse effect on our business, including our ability to recruit and retain sales representatives.

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

In Canada, we are subject to provincial and territorial regulations, including consumer protection legislation that pertains to unfair and misleading business practices, provincial and territorial credit reporting legislation that provides requirements in respect of obtaining credit bureau reports and providing notices of decline, the Personal Information Protection and Electronic Documents Act, the Competition Act, the Corruption of Foreign Public Officials Act, the Telecommunications Act and certain Canadian Radio-television and Telecommunications Commission Telecom Decisions in respect of unsolicited telecommunications. We are also subject to the Proceeds of Crime (Money Laundering) and Terrorist Financing Act and its accompanying regulations, which require us to develop and implement anti-money laundering policies and procedures relating to customer indemnification, reporting and recordkeeping, develop and maintain ongoing training programs for employees, perform a risk assessment on our business and clients and institute and document a review of our anti-money laundering program at least once every two years. We are also required to follow certain economic and trade sanctions and legislation that prohibit us from, among other things, engaging in transactions with, and providing services to, persons on lists created under various federal statutes and regulations and blocked persons and foreign countries and territories subject to Canadian sanctions administered by Foreign Affairs and International Trade Canada and the Department of Public Safety Canada.

Changes in, or violations of, any of these laws or regulations may require additional compliance procedures, or result in enforcement proceedings, sanctions or penalties, which could have a material adverse effect on our business, financial condition and results of operations.

Litigation and regulatory investigations and actions may result in financial losses and harm our reputation.

We face a risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses. From time to time, we are subject to private litigation as a result of alleged sales representative misconduct or alleged failure of the Company to follow applicable insurance, securities or other laws or regulations. For example, we may become subject to lawsuits alleging, among other things, issues relating to sales or underwriting practices, product design and disclosure, delay of benefits, and product pricing. In addition, we are subject to litigation arising out of our general business activities.  For example, we have a large sales force and we could face claims by current or former sales representatives arising out of their relationship with us as independent contractors or regarding compensation-related issues. If we become subject to any such litigation, the associated legal expense and any judgment or settlement of the claims could have a material adverse effect on our business, financial condition and results of operations.

We are also routinely subject to regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state, provincial and federal regulators and other authorities and from time to time, regulatory investigations as a result of alleged sales representative misconduct or alleged failure of the Company to follow applicable laws or regulations. A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.

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

Regulators could adopt laws or interpret existing laws in a way that would require retroactive changes to our business, accounting practices, or redundant reserve financing structures. Any such retroactive changes could have a material adverse effect on our business, financial condition and results of operations.

The inability of our subsidiaries to pay dividends or make distributions or other payments to us in sufficient amounts would impede our ability to meet our obligations and return capital to our stockholders.

Operations of the Company are conducted by its subsidiaries. As such, Primerica, Inc. is a holding company that has no significant operations. Our primary asset is the capital stock of our subsidiaries and our primary liability is our Senior Notes. We rely primarily on dividends and other payments from our subsidiaries to meet our operating costs, other corporate expenses, Senior Note obligations, as well as to return capital to our stockholders. The ability of our subsidiaries to pay dividends to us depends on their earnings, covenants contained in existing and future financing or other agreements and on regulatory restrictions. The ability of our insurance subsidiaries to pay dividends will further depend on their statutory income and surplus. If the cash we receive from our subsidiaries pursuant to dividend payments and tax sharing arrangements is insufficient for us to fund our obligations or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, given the historic volatility in the capital markets, there is no assurance that we would be able to raise cash by these means.

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

We face competition in all of our business lines. Our competitors include financial services companies, banks, investment management firms, broker-dealers, insurance companies, insurance brokers and direct sales companies. In many of our product offerings, we face competition from competitors that may have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations, have lower fee and expense ratios, have higher financial strength ratings or offer more robust digital tools and self-service capabilities than we do. More recently, significant capital has been invested in direct-to-consumer offerings, including wealth management, retirement and life insurance products. To the extent these entrants create a significant change in the competitive environment, our ability to maintain or increase our market share and profitability could be materially adversely affected.

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

If one of our significant information technology systems fails, if its security is compromised, or if the Internet becomes disabled or unavailable, our business, financial condition and results of operations may be materially adversely affected.

Our business is highly dependent upon the effective operation of our information technology systems and third-party technology systems, networks and clouds to record, process, transmit and store information, including sensitive customer and proprietary information. We rely on these systems throughout our business for a variety of functions including to conduct many of our business activities and transactions with our customers, representatives, vendors and other third parties, to prepare our financial statements and to communicate with our Board of Directors. Our information technology systems and applications run a variety of third-party and proprietary software, including POL (our secure Intranet website designed to be a support system for our sales force), the Primerica App, our insurance administration system, Virtual Base Shop (our secure Intranet-based paperless field office management system for RVPs), TurboApps (our point-of-sale tool that streamlines the application process for our insurance product), our FNA tool, our licensing decision and support system, and our compensation system. Our business also relies on the use of electronic mobile devices by employees, representatives and other third parties such as laptops, tablets and smartphones, which are particularly vulnerable to loss and theft.

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

We are subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect sensitive customer, employee, sales representative and third-party information.  We have implemented and maintain security measures, including industry-standard commercial technology, designed to protect against breaches of security sales and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or representative error or malfeasance.  We continually assess our ability to monitor and respond to such threats. We also require third-party vendors, who in the provision of services to us are provided with or process information pertaining to our business or our customers, to meet certain information security standards. Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such breaches or interference by third parties or by our sales representatives or employees that may occur in the future including the failure of any one of these systems for any reason, could cause significant interruptions to our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally-identifiable client information and proprietary business information.  In addition, an increasing number of jurisdictions require that clients be notified if a security breach results in the disclosure of personally-identifiable client information, which could exacerbate the harm to our business, financial condition or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

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

The current legislative and regulatory climate with regard to cybersecurity may adversely affect our business, financial condition, and results of operations.

Various international, federal and state legislative and regulatory bodies are considering or have considered, proposed, or adopted new standards and rules regarding protection of personally-identifiable information. Such laws or regulations could require us to implement new technologies or revise and maintain policies and procedures designed to protect sensitive customer, employee, representative and third-party information. Being subject to, or out of compliance with, the aforementioned laws and regulations could result in material costs, fines, penalties or litigation, which could materially adversely affect our business, financial condition and results of operations.

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

The market price of our common stock may fluctuate.

The stock market in general, and the market for companies in the financial services industry in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Also, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, that include the following:

•	fluctuations in stock market prices and trading volumes of similar companies, and general market conditions and overall fluctuations in U.S. equity markets;
•	low trading volume and short interest positions in our common stock;
•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;
•	changes in our securities analysts’ estimates of our future financial performance;
•	variations in our quarterly operating results;
•	changes in federal and state laws and regulations, or changes in the ways that laws and regulations are interpreted and applied;
•	changes, or the expectation of changes, in federal law or policy under the new Presidential administration beginning in January 2017;
•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any adverse publicity related thereto;
•	actions by the NYSE, or uncertainty related to possible actions by the NYSE, related to the continued listing of our common stock;
•	negative media reports with respect to us and/or our industry;
•	the loss of key personnel;
•	general economic conditions; and

•	other risks and uncertainties described in these risk factors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We lease all of our office, warehouse, printing, and distribution properties. Our executive and home office operations for substantially all of our domestic U.S. operations (except New York) are located in Duluth, Georgia, in a build-to-suit facility completed in 2013. The initial lease term for the facility is 15 years.

We also lease continuation of business, print/distribution, and warehouse space in or around Duluth, Georgia, under leases expiring in February 2018, June 2018 and June 2023, respectively.

NBLIC subleases general office space in Long Island City, New York, under a sublease expiring in March 2020.

In Canada, we lease general office space in Mississauga, Ontario, under a lease expiring in April 2018 and warehouse and printing operation space in Mississauga, Ontario, under a separate lease also expiring in April 2018.

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

The name, age at February 27, 2017, and position of each of our executive officers and certain significant employees are presented below. These officers comprise our senior management team.

Name	Age	Position
Glenn J. Williams	57	Chief Executive Officer
William A. Kelly	61	President of PFS Investments
Gregory C. Pitts	54	Executive Vice President and Chief Operating Officer
Alison S. Rand	49	Executive Vice President and Chief Financial Officer
Peter W. Schneider	60	President
Michael C. Adams	60	Executive Vice President and Chief Business Technology Officer
Chess E. Britt	60	Executive Vice President and Chief Marketing Officer
Jeffrey S. Fendler	60	Executive Vice President and Chief Compliance and Risk Officer
Alexis P. Ginn	69	Executive Vice President and General Counsel

Set forth below is biographical information concerning our executive officers.

Glenn J. Williams has served as Chief Executive Officer since April 2015. He served as President from 2005 to April 2015; as Executive Vice President from 2000 to 2005; and in various capacities at our company since 1981. Mr. Williams earned his B.S. in education from Baptist University of America in 1981.

William A. Kelly has served as President of PFS Investments, a subsidiary of Primerica, since 2005 and in various capacities at our company since 1985. Mr. Kelly graduated from the University of Georgia in 1979 with a B.B.A. in accounting.

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

Set forth below is biographical information concerning certain significant employees.

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

Quarterly Common Stock Prices and Dividends

The common stock of Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PRI”. The quarterly high and low sales prices for our common stock as reported on the NYSE and the dividends paid per quarter for the periods indicated were as follows:

	High	Low	Dividend
2016
4th quarter	$73.05	$52.75	$0.18
3rd quarter	59.34	49.69	0.18
2nd quarter	58.81	42.74	0.17
1st quarter	46.86	37.09	0.17
2015
4th quarter	$53.08	$44.18	$0.16
3rd quarter	46.77	40.36	0.16
2nd quarter	51.21	43.40	0.16
1st quarter	55.24	49.19	0.16

Dividends

We paid quarterly dividends to our stockholders totaling approximately $33.4 million and $32.8 million in 2016 and 2015, respectively.

As of January 31, 2017, we had 82 holders of record of our common stock. In the first quarter of 2017, we declared a quarterly dividend to shareholders of $0.19 per share. We currently expect to continue to pay quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.

We are a holding company and have no operations. Our primary asset is the capital stock of our operating subsidiaries. The states in which our U.S. insurance company subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to us. Our Canadian subsidiary can pay dividends subject to meeting regulatory requirements for capital adequacy and liquidity with appropriate minimum notice to the Office of the Superintendent of Financial Institutions Canada. In addition, in the future, we may become subject to agreements that limit our ability to pay dividends. For more information regarding dividend restrictions on our insurance subsidiaries, see Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

Issuer Purchases of Equity Securities

Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. On August 13, 2015, our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock during 2016. This share repurchase program was completed as of December 31, 2016. On November 17, 2016 the Board of Directors authorized a new share repurchase program for up to $200.0 million of our outstanding common stock for purchases through June 30, 2018. Repurchases under this new program began in January 2017.

The Parent Company has no obligation to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under a publicly announced program can be discontinued at any time if management believes additional repurchases are not warranted.

During the quarter ended December 31, 2016, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
October 1 - 31, 2016	246,649	$54.73	246,649	$4,989,746
November 1 - 30, 2016	98,133	55.01	90,383	200,089,180
December 1 - 31, 2016	25,512	69.75	1,135	200,000,000
Total	370,294	$55.84	338,167	$200,000,000

(1)

Consists of (a) repurchases of 32,127 shares at an average price of  $68.38 arising from share-based compensation tax withholdings and stock option exercises and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

(2)	In November 2016, the Company's Board of Directors authorized $200.0 million of share repurchases through June 30, 2018.

For more information on our share repurchases, see Note 12 (Stockholders’ Equity) to our consolidated financial statements included elsewhere in this report.

Securities Authorized for Issuance under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan was approved by our stockholders in May 2011. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan	601,669	(1)	$44.75	(2)	901,122	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	-		-		1,986,291	(4)
Total	601,669		$44.75		2,887,413
Equity compensation plans not approved by stockholders	n/a		n/a		n/a

(1)

Consists of 438,265 and 145,019 shares to be issued in connection with unvested restricted stock units (“RSUs”) and outstanding stock options, respectively. Also includes 18,385 of shares to be issued to certain executive officers in connection with outstanding performance stock units (“PSUs”) if the Company achieves the targeted level of performance specified in the award agreement over a three-year period that commenced on January 1, 2016.  See Note 12 (Stockholders Equity) and Note 14 (Share-based Transactions) to our consolidated financial statements included elsewhere in this report for more information on the equity awards outstanding.

(2)	Represents the weighted average exercise price of the 145,019 stock options outstanding.
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

Stock Performance Table (1)

The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) MidCap 400 Index and the S&P 500 Insurance Index by assuming $100 was invested in each investment option as of December 31, 2011. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization (“mid-cap”) equities sector. The S&P 500 Insurance Index is a capitalization-weighted index of domestic equities of insurance companies traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 index.

	Period Ended
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Primerica, Inc.	$100.00	$130.28	$188.56	$240.89	$212.46	$315.14
S&P 500 Insurance	100.00	119.09	174.72	189.20	193.60	227.63
S&P MidCap 400	100.00	117.88	157.37	172.74	168.98	204.03

(1)	The stock performance table is not deemed “soliciting material” or subject to Section 18 of the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included elsewhere in this report.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per-share amounts)
Statements of income data
Revenues:
Direct premiums	$2,444,268	$2,345,444	$2,301,332	$2,265,191	$2,231,032
Ceded premiums	(1,600,559)	(1,595,220)	(1,616,817)	(1,644,158)	(1,663,753)
Net premiums	843,709	750,224	684,515	621,033	567,279
Commissions and fees	541,686	537,146	527,166	471,803	429,044
Net investment income	79,025	76,509	86,473	88,752	100,804
Realized investment gains (losses), including other- than-temporary impairment losses	4,088	(1,738)	(261)	6,246	11,382
Other, net	50,576	42,058	39,203	39,584	41,992
Total revenues	1,519,084	1,404,199	1,337,096	1,227,418	1,150,501

Benefits and expenses:
Benefits and claims	367,655	339,315	311,417	279,931	254,048
Amortization of deferred policy acquisition costs	180,582	157,727	144,378	129,183	118,598
Sales commissions	272,815	274,893	268,775	232,237	204,569
Insurance expenses	132,348	123,030	113,871	103,748	89,081
Insurance commissions	17,783	16,340	15,353	16,530	21,724
Interest expense	28,691	33,507	34,570	35,018	33,101
Other operating expenses	181,615	168,406	173,010	185,765	163,258
Total benefits and expenses	1,181,489	1,113,218	1,061,374	982,412	884,379
Income from continuing operations before income taxes	337,595	290,981	275,722	245,006	266,122
Income taxes	118,181	101,110	95,888	86,305	92,813
Income from continuing operations	219,414	189,871	179,834	158,701	173,309
Income from discontinued operations, net of income taxes	-	-	1,578	4,024	497
Net income	$219,414	$189,871	$181,412	$162,725	$173,806

Basic earnings per share:
Continuing operations	$4.59	$3.70	$3.26	$2.80	$2.76
Discontinued operations	-	-	0.03	0.07	0.01
Basic earnings per share	$4.59	$3.70	$3.29	$2.87	$2.77

Diluted earnings per share:
Continuing operations	$4.59	$3.70	$3.26	$2.76	$2.70
Discontinued operations	-	-	0.03	0.07	0.01
Diluted earnings per share	$4.59	$3.70	$3.29	$2.83	$2.71

Dividends declared per share	$0.70	$0.64	$0.48	$0.44	$0.24

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance sheet data
Investments (excluding the held-to-maturity security)	$1,875,631	$1,813,283	$1,848,316	$1,835,403	$1,956,536
Cash and cash equivalents	211,976	152,294	191,997	148,983	112,216
Due from reinsurers	4,193,562	4,110,628	4,115,533	4,055,054	4,005,194
Deferred policy acquisition costs, net	1,713,065	1,500,259	1,351,180	1,208,466	1,066,422
Total assets	11,438,943	10,610,783	10,735,929	10,328,641	10,336,483
Future policy benefits	5,673,890	5,431,711	5,264,608	5,063,103	4,850,488
Notes payable	372,919	372,552	372,187	371,826	371,466
Total liabilities	10,217,569	9,465,011	9,490,803	9,106,613	9,061,067
Stockholders' equity	1,221,374	1,145,772	1,245,126	1,222,027	1,275,416

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we,” “us” or the “Company”) for the three-year period ended December 31, 2016. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•	Business Trends and Conditions
•	Factors Affecting Our Results
•	Critical Accounting Estimates
•	Results of Operations
•	Financial Condition
•	Liquidity and Capital Resources

Business Trends and Conditions

The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle-income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming a Primerica sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, interest rates and equity market returns impact consumer demand for the savings and investment products we distribute. Our customers’ perception of the strength of the capital markets will influence their decisions to invest in the investment and savings products we distribute. The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. The Canadian dollar exchange rate increased modestly in 2016 when compared with 2015 while it decreased sharply in 2015 when compared with 2014. Therefore, the Canadian dollar exchange rate had less impact on the results of our business in 2016 compared to 2015 for all amounts translated and reported in U.S. dollars. The effects of these trends and conditions are discussed below and in the Results of Operations section.

Size of our Independent Sales Force.

Our ability to increase the size of our independent sales force is largely based on the success of our sales force’s recruiting efforts as well as training and motivating recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Recruiting changes do not always result in commensurate changes in the size of our licensed sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

Regulatory changes can also impact the size of our independent sales force. For example, the insurance regulators in Canada implemented a new life insurance licensing examination program in January 2016 that requires applicants to complete increased examination requirements in order to obtain a life insurance sales license and has the potential to decrease the number of applicants who obtain their life insurance licenses in Canada. However, we have undertaken efforts to adapt our licensing process to the new program in order to mitigate any adverse effect that these increased examination requirements could have on the size of our Canadian life-licensed sales force. We have not observed a meaningful decline in the number of new life-licensed agents in Canada since the program became effective at the beginning of 2016.

New recruits increased in 2016 to 262,732 from 228,115 in 2015 and 190,439 in 2014 primarily due to growth in the size of our sales force, resulting in more agents available to actively recruit, and is complemented by positive momentum in our business. The size of our life-licensed sales force increased to 116,827 sales representatives at December 31, 2016 from 106,710 at December 31, 2015 and 98,358 at December 31, 2014, primarily due to the increase in recruiting in recent periods, as well as our strong focus on training of new sales representatives to become licensed to sell life insurance.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Year ended December 31,
	2016	2015	2014
Average number of life-licensed sales representatives	111,843	101,660	96,780
Number of new policies issued	298,244	260,059	220,984
Average monthly rate of new policies issued per life-licensed sales representative	0.22	0.21	0.19

The increase in new life insurance policies issued in 2016 from 2015 reflected the positive impact of strong growth in the size of our life-licensed sales force in recent periods. Productivity, measured by the average monthly rate of new policies issued per life-licensed sales representative continues to be at the higher end of our historical range due to the positive sales momentum generated within our independent sales force. The number of new life insurance policies also increased in 2015 compared to 2014 mostly due to the factors discussed above in the comparison of 2016 to 2015.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2016	% of beginning balance	2015	% of beginning balance	2014	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$693,194		$681,927		$674,868
Net change in face amount:
Issued face amount	89,869	13%	79,111	12%	69,574	10%
Terminations	(57,238)	(8)%	(53,580)	(8)%	(54,962)	(8)%
Foreign currency	2,560	*	(14,264)	(2)%	(7,553)	(1)%
Net change in face amount	35,191	5%	11,267	2%	7,059	1%
Face amount in force, end of period	$728,385		$693,194		$681,927
*	Less than 1%.

The face amount of term life insurance policies in force increased 5% during 2016 compared to a 2% growth during 2015 primarily due to the positive impact of strong new policy sales issued and stable persistency levels, which allowed issued face amount to outpace policy terminations face amount. As a percentage of the beginning face amount in force, issued face amount continued to grow due to higher sales, while terminations face amount remained consistent with the prior year. Overall, the increase in total face amount of policies in force as of December 31, 2016 compared to December 31, 2015 was primarily driven by the volume growth in new policies issued. Our average issued face amount in 2016 was also consistent with 2015 at approximately $241,500 and $241,700, respectively.

In 2015, the face amount of term life insurance policies in force increased compared with 2014 also as a result of the higher number of policies issued combined with policy terminations remaining stable. However, the magnitude of the increase in face amount in 2015 versus 2014 was mitigated due to the year-over-year impact of a much stronger U.S. dollar in relation to the Canadian dollar, which reduced the translated face amount of existing Canadian policies in force. In 2015, our average issued face amount of approximately $241,700 in 2015 decreased as compared with approximately $244,600 in 2014 primarily due to the translation impact of the weaker Canadian dollar.

Investment and Savings Product Sales, Asset Values and Accounts. Investment and savings products sales and average client asset values were as follows:

	Year ended December 31,			2016 vs. 2015 change		2015 vs. 2014 change
	2016	2015	2014	$	%	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$3,279	$3,259	$3,210	$20	1%	$49	2%
Annuities and other	1,813	2,004	1,971	(191)	(10)%	33	2%
Total sales-based revenue generating product sales	5,092	5,263	5,181	(171)	(3)%	82	2%
Managed investments	212	247	258	(35)	(14)%	(11)	(4)%
Segregated funds and other	290	347	243	(57)	(16)%	104	43%
Total product sales	$5,594	$5,857	$5,682	$(263)	(4)%	$175	3%
Average client asset values:
Retail mutual funds	$30,566	$30,429	$29,939	$137	*	$490	2%
Annuities and other	14,880	14,258	13,268	622	4%	990	7%
Managed investments	1,720	1,518	1,238	202	13%	280	23%
Segregated funds	2,262	2,272	2,491	(10)	*	(219)	(9)%
Total average client asset values	$49,428	$48,477	$46,936	$951	2%	$1,541	3%
*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Year ended December 31,
	2016	% of beginning balance	2015	% of beginning balance	2014	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$47,354		$48,656		$44,990
Net change in asset values:
Inflows	5,594	12%	5,857	12%	5,682	13%
Redemptions	(4,620)	(10)%	(4,843)	(10)%	(4,823)	(11)%
Net inflows	974	2%	1,014	2%	859	2%
Change in market value, net	3,758	8%	(859)	(2)%	3,555	8%
Foreign currency, net	254	1%	(1,457)	(3)%	(748)	(2)%
Net change in asset values	4,986	11%	(1,302)	(3)%	3,666	8%
Asset values, end of period	$52,340		$47,354		$48,656

Average number of fee-generating positions was as follows:

	Year ended December 31,			2016 vs. 2015 change		2015 vs. 2014 change
	2016	2015	2014	$	%	$	%
	(Positions in thousands)
Average number of fee-generating positions(1):
Recordkeeping and custodial	2,201	2,150	2,015	51	2%	135	7%
Recordkeeping only	677	653	607	24	4%	46	8%
Total average number of fee- generating positions	2,878	2,803	2,622	75	3%	181	7%

(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees earned for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Product sales. The decrease in investment and savings product sales in 2016 from 2015 was largely attributed to an industry-wide weakness in variable annuity sales, partially offset by positive sales in U.S. retail mutual fund and fixed indexed annuity sales. Our annuity sales activity has been consistent with an industry-wide shift from variable annuities to fixed indexed annuities while positive market performance in recent periods has increased demand for U.S. retail mutual funds.

In 2015, investment and savings product sales increased from 2014 as favorable market conditions, most notably in the first half of the year, drove customer demand for our product sales. The year-over-year increase in investment and savings products was partially offset by the translation impact of the weaker Canadian dollar in relation to the U.S. dollar.

Average client asset values. Average client asset values increased in 2016 from 2015 largely due to favorable market performance throughout the year and continued net positive inflows.

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

Rollforward of client asset values. Client asset values increased during 2016 compared to a decrease during 2015 primarily due to an increase in market value and continued net inflows from product sales, which outpaced redemptions. Also contributing to the increase in client asset values was the positive impact of the translated value of client assets in Canada due to the strengthening of the Canadian dollar relative to the U.S. dollar.

The decrease in client asset values during 2015 was largely due to the currency translation impact of the lower Canadian dollar on Canadian client assets as well as negative market performance in the second half of 2015. The impact of these items was partially offset by positive net investment inflows.

Average number of fee-generating positions. The average number of fee-generating positions increased in 2016 from 2015 primarily due to the cumulative effect of product sales of mutual funds and managed accounts investments that are serviced on the Company’s recordkeeping and custodial services platform.

The average number of fee-generating positions increased in 2015 from 2014 primarily due to the addition of a mutual fund provider on our recordkeeping and custodial services platform during the first quarter of 2015 as well as growth in our mutual funds and managed accounts business.

Regulatory changes on business trends. Regulatory changes can also impact our product sales. On April 8, 2016, the Department of Labor (“DOL”) published a final regulation (“the DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). In connection with the DOL Fiduciary Rule, the DOL also issued new exemptions and amended several existing exemptions. On February 3, 2017, the President of the United States issued a memorandum directing the DOL to review the DOL Fiduciary Rule to determine, based on certain factors, whether the rule should be revised or rescinded. The DOL Fiduciary Rule, which was set to become “applicable” on April 10, 2017, may be delayed for an unspecified period while the Secretary of Labor prepares an updated economic and legal analysis on the impact of the DOL Fiduciary Rule.

IRAs and other qualified accounts are an important component of the investment and savings products we distribute. If it were to become applicable in its current form, we believe that the DOL Fiduciary Rule would necessitate certain changes to our qualified plan business in order for us to continue to help investors save for retirement. Because of the uncertainty of the status of the DOL Fiduciary Rule, we have not yet finalized our plans or determined the extent and nature of those changes. Additionally, we have not determined the extent to which we would make necessitated compensation, product or other changes to our qualified plan business, nor whether we would make such changes consistent across our non-qualified business. As a result, we are currently unable to quantify the impact on our business, financial position or results of operations. During the year ended December 31, 2016, average client assets held in U.S. qualified retirement plans accounted for an estimated 59% of total average client account assets. During the year ended December 31, 2016, product sales of assets held in U.S. qualified retirement plans accounted for approximately 56% of total investment and savings product sales.

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

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of our individual sales representatives generally remains within a relatively narrow range (i.e., an average monthly rate of new policies issued per life-licensed sales representative between 0.18 and 0.22), and, consequently, our sales volume over the longer term generally correlates to the size of our sales force.

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

Reinsurance. We use reinsurance extensively, which has a significant effect on our results of operations. Since the mid-1990s, we have reinsured between 60% and 90% of the mortality risk on our U.S. term life insurance policies on a quota share yearly renewable term (“YRT”) basis. In Canada, historically, we utilized reinsurance arrangements similar to the U.S. in certain years and reinsured only face amounts above $500,000 in other years. However, in the first quarter of 2012, we entered into a YRT reinsurance arrangement in Canada similar to our U.S. program. YRT reinsurance permits us to set future mortality at contractual rates by policy class. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.

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

Investment and Savings Products Segment. Our Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing management, marketing and support, and distribution fees, and the number of recordkeeping and custodial-fee generating positions we administer.

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

Positions. We earn recordkeeping fees for administrative functions we perform on behalf of several of our retail and managed mutual fund providers. An individual client account may include multiple fund positions for which we earn recordkeeping fees. We may also receive fees earned for non-bank custodial services that we provide to clients with retirement plan accounts.

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

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties. National Benefit Life Insurance Company (“NBLIC”) also has in-force policies from several discontinued lines of insurance. At the beginning of 2014, NBLIC sold its short-term statutory disability benefit insurance business to AmTrust North America, Inc., and the net gain recognized on the sale was reported as discontinued operations in 2014. Also during 2014, NBLIC ceased the marketing and underwriting of new student life insurance policies but it continues to administer the existing block of student life business.

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

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”) and common stock. See Note 10 (Debt), Note 12 (Stockholders’ Equity) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our consolidated financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. While the Canadian dollar spot rate relative to the U.S. dollar has improved during 2016, it remains lower as compared with 2014 due to the significant decline in the value of the Canadian dollar relative to the U.S. dollar in 2015.

The year-over-year increase in the year-end exchange rates used by the Company to translate our Canadian dollar functional currency assets and liabilities into U.S. dollars was 4% in 2016 from 2015 and it decreased by 17% from 2015 to 2014. The year-over-year decrease in the average exchange rates used by the Company to translate our Canadian dollar functional currency revenues and expenses into U.S. dollars was 4% in 2016 from 2015 and 14% in 2015 from 2014.

See “Results of Operations” and “Financial Condition” and “Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk” and Note 3 (Segment and Geographical Information) to our consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S GAAP. These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this report. The most significant items on our consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

If actual lapses are different from pricing assumptions for a particular period, DAC amortization for that period will be affected. If the rate of policies that lapse is 1% higher than the rate of policies that we expected to lapse in our original pricing assumptions, approximately 1% more of the existing DAC balance will be amortized, which would have been equal to approximately $16.3 million as of December 31, 2016 (assuming such lapses were distributed proportionately among policies of all durations). We believe that a lapse rate in the number of policies that is 1% higher than the rate assumed in our pricing assumptions is a reasonably possible variation. Higher lapses in the early durations would have a greater effect on DAC amortization since the DAC balances are higher at the earlier durations. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency could result in a material increase or decrease of DAC amortization in a particular period.

Deferrable acquisition costs for Canadian segregated funds are amortized over the life of the policies in relation to the present value of estimated gross profits expected to be realized over the life of the underlying policies. The gross profits and resulting DAC amortization will vary with actual and anticipated fund returns, redemptions, commissions and expenses. DAC from our Canadian segregated funds reflects approximately 3% of our total DAC, and DAC amortization on these segregated funds reflects approximately 3% of our total DAC amortization for the year ended December 31, 2016.

For additional information on DAC, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 7 (Deferred Policy Acquisition Costs) to our consolidated financial statements included elsewhere in this report.

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

If the rate of policies that lapse is 1% higher than the rate of policies that we expected to lapse in our pricing assumptions, approximately 1% more of the future policy benefit reserves will be released, which would have been equal to approximately $54.6 million (assuming such lapses were distributed proportionately among policies of all durations), partially offset by the release of the corresponding due from reinsurers asset of approximately $38.6 million as of December 31, 2016, which decreases over time with the run-off of policies subject to the IPO coinsurance transactions. Higher lapses in later durations would have a greater effect on the release of future policy benefit reserves since the future policy benefit reserves are higher at the later durations.

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

In light of the multiple tax jurisdictions in which we operate, our tax returns are subject to routine audit by the Internal Revenue Service and other taxation authorities. These audits at times may produce alternative views regarding particular tax positions taken in the year(s) of review. As a result, the Company records uncertain tax positions, which requires recognition at the time when it is deemed more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.

For additional information on income taxes, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 11 (Income Taxes) to our consolidated financial statements included elsewhere in this report.

Invested Assets. We hold primarily fixed-maturity securities, including bonds and redeemable preferred stocks, and equity securities, including common and non-redeemable preferred stock. We have classified these invested assets as available-for-sale, except for the securities of our U.S. broker-dealer subsidiary, which we have classified as trading securities. We also hold a credit-enhanced note, which we classified as a held-to-maturity security that was issued in exchange for a surplus note with an equal principal amount as part of a redundant reserve financing transaction. All of these securities are carried at fair value, except for the held-to-maturity security, which is carried at amortized cost. Unrealized gains and losses on available-for-sale securities, except for other-than-temporary impairments (“OTTI”) discussed below, are included as a separate component of other comprehensive income in our statements of comprehensive income. Changes in fair value of trading securities are included in net investment income in the accompanying consolidated statements of income in the period in which the change occurred.

Fair value. Fair value is the price that would be received upon the sale of an asset in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We classify and disclose all invested assets carried at fair value in one of the three fair value measurement categories prescribed by U.S. GAAP.

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

•	Realized investment gains (losses), including OTTI. Primarily reflects the difference between amortized cost and amounts realized on the sale of invested assets, as well as OTTI charges.
•	Other, net. Reflects revenues generated primarily from the fees charged for access to our proprietary sales force support system, as well as revenues from the sale of other miscellaneous items.

Benefits and Expenses. Our operating expenses consist of the following:

•

Benefits and claims. Reflects the benefits and claims payable on insurance policies, as well as changes in our reserves for future policy claims and reserves for other benefits payable, net of reinsurance.

•

Amortization of DAC. Represents the amortization of capitalized costs directly associated with the sale of an insurance policy or segregated fund, including sales commissions, medical examination and other underwriting costs, and other eligible policy issuance costs.

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
•

Interest expense. Reflects interest on our notes payable, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on our held-to-maturity invested asset, and a finance charge incurred pursuant to one of our coinsurance agreements with an IPO coinsurer.

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

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment based on the relative sizes of our life-licensed and securities-licensed independent sales forces. These allocated items include fees charged for access to our proprietary sales force support application and costs incurred for field technology, supervision, training and certain other costs. We also allocate certain technology and occupancy costs to our operating segments based on estimated usage. Costs that are not directly charged or allocated to our two primary operating segments are included in our Corporate and Other Distributed Products segment.

Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Year ended December 31,			2016 vs. 2015 change		2015 vs. 2014 change
	2016	2015	2014	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,444,268	$2,345,444	$2,301,332	$98,824	4%	$44,112	2%
Ceded premiums	(1,600,559)	(1,595,220)	(1,616,817)	5,339	*	(21,597)	(1)%
Net premiums	843,709	750,224	684,515	93,485	12%	65,709	10%
Commissions and fees	541,686	537,146	527,166	4,540	1%	9,980	2%
Investment income net of investment expenses	97,905	89,557	89,955	8,348	9%	(398)	*
Interest expense on surplus note	(18,880)	(13,048)	(3,482)	5,832	45%	9,566	275%
Net investment income	79,025	76,509	86,473	2,516	3%	(9,964)	(12)%
Realized investment gains (losses), including other-than-temporary impairment losses	4,088	(1,738)	(261)	5,826	335%	1,477	566%
Other, net	50,576	42,058	39,203	8,518	20%	2,855	7%
Total revenues	1,519,084	1,404,199	1,337,096	114,885	8%	67,103	5%

Benefits and expenses:
Benefits and claims	367,655	339,315	311,417	28,340	8%	27,898	9%
Amortization of DAC	180,582	157,727	144,378	22,855	14%	13,349	9%
Sales commissions	272,815	274,893	268,775	(2,078)	(1)%	6,118	2%
Insurance expenses	132,348	123,030	113,871	9,318	8%	9,159	8%
Insurance commissions	17,783	16,340	15,353	1,443	9%	987	6%
Interest expense	28,691	33,507	34,570	(4,816)	(14)%	(1,063)	(3)%
Other operating expenses	181,615	168,406	173,010	13,209	8%	(4,604)	(3)%
Total benefits and expenses	1,181,489	1,113,218	1,061,374	68,271	6%	51,844	5%
Income from continuing operations before income taxes	337,595	290,981	275,722	46,614	16%	15,259	6%
Income taxes on continuing operations	118,181	101,110	95,888	17,071	17%	5,222	5%
Income from continuing operations	219,414	189,871	179,834	29,543	16%	10,037	6%
Income from discontinued operations, net of income taxes	-	-	1,578	-	*	(1,578)	(100)%
Net income	$219,414	$189,871	$181,412	$29,543	16%	$8,459	5%

*	Less than 1%

Total revenues. Total revenues increased in 2016 from 2015 largely due to incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as direct premiums growth reflecting the increase in the number of new policies issued in recent periods. Commissions and fees from our Investment and Savings Products segment increased modestly in 2016 compared to 2015 primarily due to higher asset-based revenues driven by the increase in average client asset values and higher account-based revenues primarily driven by an increase in our account-based fee structure on U.S. qualified accounts, offset by lower sales-based revenues due to weakness in variable annuity sales.

Net investment income increased in 2016 from 2015 as increasing prices on fixed-income investments led to an approximately $4.7 million higher total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting. This increase was partially offset by approximately $2.1 million of lower investment income due to lower yield on a slightly larger invested asset portfolio. Interest expense on surplus note line item will fluctuate from period to period along with the principal amount of our surplus note (the “Surplus Note”) based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by our Vidalia Re, Inc. (“Vidalia Re”) captive insurance company. Investment income earned on our held-to-maturity invested asset completely offsets the interest expense on Surplus Note line item, thereby eliminating any impact on net investment income. For more information on the Surplus Note, see Note 10 (Debt) and for additional information on the redundant reserve financing transaction used by Vidalia Re, see Note 4 (Investments) to our consolidated financial statements included elsewhere in this report.

Realized investment gains (losses), including OTTI losses, increased primarily due to higher realized investment gains we recognized in the second quarter of 2016 from the sale of certain securities where the Company was able to reduce its exposure to specific issuers, as well as a lower amount of impairments on certain investments in our invested asset portfolio.

Other, net revenues increased during 2016 compared to 2015 largely due to the increase in fees for our proprietary sales force support system, consistent with subscriber growth. We allocate fees collected for our proprietary sales force support system between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales force representatives that are licensed to sell products in each respective segment.

During 2015, total revenues increased from 2014 primarily due to incremental premiums on term life insurance policies not subject to the IPO coinsurance transactions and higher direct premiums reflecting the increase in new policy sales in recent periods. Also contributing to the year-over-year increase in revenues in 2015 versus 2014 were higher commissions and fees generated from our Investment and Savings Products segment as a result of investment and savings product sales growth and client asset values growth.

Partially offsetting the increase in revenues in 2015 from 2014 was a decline in net investment income, which was mostly attributed to lower yield on invested assets, lower total return on the deposit asset underlying the 10% coinsurance agreement, and lower income from called fixed-income securities. Increases in realized investment losses recognized in 2015 compared to 2014 also negatively impacted revenue as we recognized a higher amount of impairments on certain investments in our invested asset portfolio, most notably in the fourth quarter of 2015, which we deemed to be other-than-temporarily impaired as a result of factors specific to the issuer or our intent to sell the investment in the near term. Also offsetting the year-over-year increase in revenues in 2015 was the translation impact of the weaker Canadian dollar in relation to the U.S. dollar. Measured in constant currency by translating 2015 Canadian local currency revenues using the average 2014 exchange rate, the year-over-year impact from the decrease in exchange rates negatively impacted revenues in 2015 by approximately $36.2 million.

Total benefits and expenses. Total benefits and expenses increased in 2016 from 2015 reflecting growth in premium-related expenses, which include benefits and claims, amortization of DAC and insurance expenses. Also contributing to the increase in insurance expenses and other operating expenses was higher spending of approximately $10.4 million for our proprietary sales force support system’s mobile application as well as accommodating increased capacity for the growth in subscribers, higher employee-related costs of approximately $4.3 million, and costs related to preparing for the implementation of the DOL Fiduciary Rule of approximately $3.3 million. These increases were partially offset by the decline in interest expense incurred on our 10% coinsurance agreement which is discussed further in Note 6 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

The increase in total benefits and expenses in 2015 from 2014 was in line with the increase in total revenues. The growth in benefits and claims, amortization of DAC, and insurance expenses was generally consistent with the percentage increase in net premiums. In addition, the increase in sales commissions was largely in line with the percentage increase in commissions and fees revenues. Similar to revenues, the impact of Canadian foreign exchange rates partially offset the increase in total benefits and expenses. In 2015, total benefits and expenses of our Canadian subsidiaries translated into U.S. dollars was approximately $26.1 million lower than 2014 as measured on a constant currency basis.

Income taxes. Our effective income tax rate was relatively consistent each year at 35.0%, 34.7%, and 34.8% in 2016, 2015, and 2014, respectively.

For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Year ended December 31,			2016 vs. 2015 change		2015 vs. 2014 change
	2016	2015	2014	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,413,340	$2,313,133	$2,266,649	$100,207	4%	$46,484	2%
Ceded premiums	(1,591,133)	(1,584,952)	(1,605,965)	6,181	*	(21,013)	(1)%
Net Premiums	822,207	728,181	660,684	94,026	13%	67,497	10%
Allocated net investment income	7,634	5,987	4,444	1,647	28%	1,543	35%
Other, net	36,541	29,790	27,257	6,751	23%	2,533	9%
Total revenues	866,382	763,958	692,385	102,424	13%	71,573	10%
Benefits and expenses:
Benefits and claims	350,640	322,232	295,332	28,408	9%	26,900	9%
Amortization of DAC	172,812	147,980	133,331	24,832	17%	14,649	11%
Insurance expenses	125,268	116,290	107,617	8,978	8%	8,673	8%
Insurance commissions	4,301	4,247	4,004	54	1%	243	6%
Total benefits and expenses	653,021	590,749	540,284	62,272	11%	50,465	9%
Income from continuing operations before income taxes	$213,361	$173,209	$152,101	$40,152	23%	$21,108	14%

*	Less than 1%

Net premiums. Direct premiums grew in 2016 from 2015 largely due to the increase in the number of new policies issued in recent periods. The change in ceded premiums reflected our increasing non-level YRT ceded premiums and the run-off of business subject to the IPO coinsurance transactions. The sustained impact of growth in direct premiums and the run-off of business subject to the IPO coinsurance transactions resulted in net premiums growing faster than direct premiums.

The increase in net premiums in 2015 from 2014 was largely due to the factors discussed above in the comparison of 2016 to 2015. In addition, the weaker Canadian dollar caused lower direct premium growth and a higher run-off of the Canadian business subject to the IPO coinsurance transactions, which negatively impacted net premiums in 2015 by approximately $14.0 million compared with 2014 when measured on a constant currency basis.

Benefits and claims. The increase in benefits and claims in 2016 from 2015 was primarily driven by the growth in net premiums. However, benefits and claims increased at a slower rate than net premiums primarily due to disabled life premium waiver claims experience during 2016 being an estimated $5 million lower than historical levels, YRT rate reductions negotiated for 2014 and later issue years and modestly lower persistency. Death claims were relatively consistent with historical experience.

In comparing 2015 to 2014, benefits and claims also grew in line with net premiums due to YRT rate reductions negotiated for 2014 and later issue years partially offset by persistency improvements in 2015 versus 2014. Death claims for both 2015 and 2014 were in-line with historical averages.

Amortization of DAC. The amortization of DAC increased for 2016 from 2015 largely due to growth in net premiums. The increase in DAC amortization was higher than the increase in net premiums reflecting modestly lower persistency than the prior year as well as a higher amount of commissions deferred in recent periods.

The increase in amortization of DAC in 2015 compared to 2014 was also impacted by a higher amount of commissions deferred in recent periods, resulting in a rate of DAC amortization in excess of the growth in net premiums. This increase was mostly offset by improved persistency in 2015.

Insurance expenses. Growth in the business and the run-off of expense allowances related to the IPO coinsurance transactions resulted in a year-over-year increase in insurance expenses of approximately $4.4 million in 2016 compared with 2015. Increased spending associated with our proprietary sales force support system’s mobile application also contributed to the increase in insurance expenses by approximately $8.5 million. During 2015, we reallocated certain employee-related expenses from the Term Life Insurance segment to the Corporate and Other Distributed Products segment due to the change in the Company’s management structure that occurred in April 2015. The approximately $3.3 million full-year effect of the reallocated expenses, when combined with higher employee merit and headcount expenses in 2016 of approximately $2.3 million, resulted in a net decrease of approximately $1.0 million in the segment’s employee-related expenses in 2016 versus 2015. Furthermore, several miscellaneous cost saving items in 2016 that aggregated to approximately $3.0 million in lower insurance expenses affected the year-over-year change.

In comparing 2015 to 2014, the growth in the business and the run-off of expense allowances related to the IPO coinsurance transactions resulted in a year-over-year increase in insurance expenses of approximately $5.5 million. Costs related to our proprietary sales force support system’s mobile application increased by approximately $2.8 million in 2015 versus 2014. Higher employee-related costs increased insurance expenses by approximately $1.8 million in 2015 but were largely offset by a reduction in the translated amount of Canadian functional currency insurance expenses as a result of the weaker Canadian dollar compared with 2014.

Investment and Savings Products Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Year ended December 31,			2016 vs. 2015 change		2015 vs. 2014 change
	2016	2015	2014	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$227,320	$237,384	$237,757	$(10,064)	(4)%	$(373)	*
Asset-based revenues	237,604	231,919	225,799	5,685	2%	6,120	3%
Account-based revenues	50,861	44,497	40,477	6,364	14%	4,020	10%
Other, net	8,836	7,536	7,069	1,300	17%	467	7%
Total revenues	524,621	521,336	511,102	3,285	1%	10,234	2%
Expenses:
Amortization of DAC	6,148	7,952	8,734	(1,804)	(23)%	(782)	(9)%
Insurance commissions	11,456	9,841	8,799	1,615	16%	1,042	12%
Sales commissions:
Sales-based	160,674	167,883	168,207	(7,209)	(4)%	(324)	*
Asset-based	99,639	95,485	88,974	4,154	4%	6,511	7%
Other operating expenses	102,348	94,092	90,371	8,256	9%	3,721	4%
Total expenses	380,265	375,253	365,085	5,012	1%	10,168	3%
Income from continuing operations before income taxes	$144,356	$146,083	$146,017	$(1,727)	(1)%	$66	*

*	Less than 1%

Commissions and fees. Sales-based revenues decreased in 2016 compared to 2015 primarily driven by lower variable annuity sales.  Asset-based revenues increased in 2016 compared to 2015 due to the increase in average client asset values, which was indicative of favorable market performance combined with continued net positive inflows. Account-based revenues also increased in 2016 compared to 2015 primarily due to an increase in our account-based fee structure on U.S. qualified accounts, which accounted for a year-over-year increase of approximately $4.1 million, as well as the increase in the average number of fee-generating positions in mutual funds and managed accounts investments that are serviced on the Company’s recordkeeping and custodial services platform.

The increase in commissions and fees in 2015 from 2014 was largely attributable to growth in average client asset values as discussed earlier in the “Investment and Savings Product Sales, Asset Values and Accounts” section. Account-based revenue increased largely due to the increase in the average number of fee generating accounts from the addition of a mutual fund provider on our recordkeeping and custodial services platform during 2015. Sales-based revenues were flat on a year-over-year basis as modest growth in sales-based revenue generating product sales was offset by a shift in product sales mix to product offerings with lower sales-based commission rates.

Amortization of DAC. Amortization of DAC on our Canadian segregated funds product decreased in 2016 from 2015 largely due to the impact of favorable segregated funds market performance. The effect of lower redemption estimates for the 2016 annual update of assumptions based on emerging experience was in line with 2015 and therefore did not impact the year-over-year comparison of DAC amortization.

In 2015, amortization of DAC on our Canadian segregated funds product was lower compared to 2014 due to the translation impact from the decline in the Canadian exchange rate, which reduced amortization by approximately $1.7 million. The year-over-year decline in DAC amortization was partially offset by the lower adjustment (approximately $1.0 million in 2015 compared to approximately $2.4 million in 2014) to reduce amortization reflecting updated assumptions of future redemptions based on emerging experience.

Insurance commissions. The increase in insurance commissions in 2016 from 2015 was largely driven by a change in trail commission rate earned by the sales force on our Canadian segregated funds during the second quarter of 2015.

Insurance commissions increased in 2015 compared with 2014 largely due to the factor discussed above in the comparison of 2016 to 2015. Partially offsetting the increase was the impact of approximately $1.5 million that the year-over-year decline in Canadian exchange rates had on the translated balance of insurance commissions reported.

Sales commissions. The decline in sales-based commissions was in line with the decline in sales-based revenue. The increase in asset-based commissions slightly outpaced the increase in asset-based revenue primarily due to the change in product mix.

The decrease in sales-based commissions in 2015 from 2014 was relatively consistent with the decline in sales-based revenues. The increase in asset-based commissions outpaced the increase in asset-based revenues primarily due to the translation impact of the weaker Canadian dollar in relation to the U.S. dollar on Canadian segregated funds revenue included in asset-based revenue.

Other operating expenses. Other operating expenses increased in 2016 from 2015 largely due to $3.3 million of higher costs related to preparation for the DOL Fiduciary Rule. In addition, increased spending associated with our proprietary sales force support system’s mobile application resulted in approximately $2.4 million of higher operating expenses in 2016. Also contributing to the growth in operating expenses in 2016 as compared with 2015 were higher employee-related costs of approximately $0.9 million.

The increase in other operating expenses in 2015 from 2014 was primarily due to higher costs associated with the growth in the business. The year-over-year percentage growth in other operating expenses exceeded the percentage growth in total revenues due to several other business initiatives with the largest being approximately $0.9 million in higher spending on our proprietary sales force support system’s mobile application.

Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Year ended December 31,			2016 vs. 2015 change		2015 vs. 2014 change
	2016	2015	2014	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$30,928	$32,311	$34,683	$(1,383)	(4)%	$(2,372)	(7)%
Ceded premiums	(9,426)	(10,268)	(10,852)	(842)	(8)%	(584)	(5)%
Net Premiums	21,502	22,043	23,831	(541)	(2)%	(1,788)	(8)%
Commissions and fees	25,901	23,346	23,133	2,555	11%	213	1%
Allocated investment income net of investment expenses	90,271	83,570	85,511	6,701	8%	(1,941)	(2)%
Interest expense on surplus note	(18,880)	(13,048)	(3,482)	5,832	45%	9,566	275%
Allocated net investment income	71,391	70,522	82,029	869	1%	(11,507)	(14)%
Realized investment gains (losses), including other-than-temporary impairment losses	4,088	(1,738)	(261)	5,826	335%	1,477	566%
Other, net	5,199	4,732	4,877	467	10%	(145)	(3)%
Total revenues	128,081	118,905	133,609	9,176	8%	(14,704)	(11)%
Benefits and expenses:
Benefits and claims	17,015	17,083	16,085	(68)	*	998	6%
Amortization of DAC	1,622	1,795	2,313	(173)	(10)%	(518)	(22)%
Insurance expenses	7,080	6,740	6,254	340	5%	486	8%
Insurance commissions	2,026	2,252	2,550	(226)	(10)%	(298)	(12)%
Sales commissions	12,502	11,525	11,594	977	8%	(69)	(1)%
Interest expense	28,691	33,507	34,570	(4,816)	(14)%	(1,063)	(3)%
Other operating expenses	79,267	74,314	82,639	4,953	7%	(8,325)	(10)%
Total benefits and expenses	148,203	147,216	156,005	987	1%	(8,789)	(6)%
Loss from continuing operations before income taxes	$(20,122)	$(28,311)	$(22,396)	$(8,189)	(29)%	$5,915	26%

*	Less than 1%

Total revenues. Total revenues increased in 2016 from 2015 partly due to commissions and fees revenue from stronger sales of other fee-based distributed products. Net premiums for the closed blocks of business issued by our NBLIC subsidiary decreased slightly due to the run-off of NBLIC’s non-term life insurance block of business. The increase in allocated net investment income as well as realized investment gains (losses) was driven by the same factors discussed earlier in “Total revenues” under the consolidated “Primerica, Inc. and Subsidiaries Results” section.

The decrease in total revenues in 2015 from 2014 was primarily attributable to the decline in allocated net investment income and the increase in realized investment gains (losses) discussed earlier in “Total revenues” under the consolidated “Primerica, Inc. and Subsidiaries Results” section. Total revenue also decreased due to lower premiums attributable to the continued run-off of NBLIC’s non-term life insurance closed block, which included the student life insurance business that ceased writing new policies in 2014.

Total Benefits and Expenses. Total benefits and expenses increased in 2016 from 2015 primarily due to higher employee-related costs in other operating expenses of approximately $4.4 million, which includes the full-year effect of reallocated employee-related expenses of approximately $3.3 million between segments in the second quarter of 2015 as described earlier in the Term Life Insurance segment discussion. The increase was partially offset by the reduction in the interest expense incurred on our 10% coinsurance agreement. For more information on the interest expense incurred on our 10% coinsurance agreement, see Note 6 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

The decrease in total benefits and expenses in 2015 from 2014 was primarily due to reduced other operating expenses of approximately $4.2 million reflecting the recognition of transition expenses for our former co-CEOs in 2014 that resulted from the modification of their employment terms, including ending their employment on April 1, 2015 instead of in August 2015. In addition, other operating expenses were reduced by approximately $4.0 million in 2015 versus 2014 as a sales force technology project associated with a non-core product offering ended and its related developed software was written off in 2014.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of December 31, 2016, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

We also hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third-party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2029, was obtained in exchange for a surplus note of equal principal amount issued by Vidalia Re, a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. For more information on the LLC Note, see Note 4 (Investments) to our consolidated financial statements included elsewhere in this report.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	December 31, 2016		December 31, 2015
	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost
U.S. government and agencies	1%	1%	1%	1%
Foreign government	6%	6%	6%	6%
States and political subdivisions	2%	2%	2%	2%
Corporates	65%	64%	67%	68%
Mortgage- and asset-backed securities	14%	14%	13%	13%
Equity securities	2%	2%	3%	2%
Trading securities	*	*	*	*
Cash and cash equivalents	10%	11%	8%	8%
Total	100%	100%	100%	100%

*	Less than 1%.

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2016	December 31, 2015
Average rating of our fixed-maturity portfolio	A-	A-
Average duration of our fixed-maturity portfolio	3.9 years	4.0 years
Average book yield of our fixed-maturity portfolio	4.21%	4.40%

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	December 31, 2016		December 31, 2015
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$295,873	17%	$292,169	17%
AA	161,594	9%	125,682	7%
A	387,072	23%	386,140	23%
BBB	798,156	46%	801,732	47%
Below investment grade	93,533	5%	89,301	5%
Not rated	5,787	*	377	*
Total	$1,742,015	100%	$1,695,401	100%

*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2016
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$24,130	$23,167	$963	AAA
National Rural Utilities Cooperative	11,472	10,271	1,201	A
General Electric Co	10,037	9,627	410	AA+
Wells Fargo & Co	9,201	8,980	221	A
Iberdrola SA	8,832	8,474	358	BBB+
National Fuel Gas Co	8,653	8,070	583	BBB
Anheuser-Busch InBev SA/NV	8,207	7,800	407	A-
Australia & New Zealand Banking	7,916	7,880	36	A+
TransCanada Corp	7,810	7,540	270	A-
US Bancorp	7,687	7,381	306	A+
Total – ten largest holdings	$103,945	$99,190	$4,755
Total – fixed-maturity and equity securities	$1,844,715	$1,778,884
Percent of total fixed-maturity and equity securities	6%	6%

For additional information on our invested asset portfolio, see Note 4 (Investments) and Note 5 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Assets:
Due from reinsurers	$4,193,562	$4,110,628	$82,934	2%
Deferred policy acquisition costs, net	1,713,065	1,500,259	212,806	14%
Liabilities:
Future policy benefits	$5,673,890	$5,431,711	$242,179	4%

Due from reinsurers. Due from reinsurers reflects future policy benefit and claim reserves due from third-party reinsurers, including the IPO coinsurers. Such amounts are reported as due from reinsurers rather than offsetting future policy benefits. The year-over-year increase at year-end 2016 was primarily driven by the timing of reinsurance payments received for monthly reinsurance claims at year end.

Deferred policy acquisition costs, net. The increase in DAC was primarily a result of incremental commissions and expenses deferred as a result of new business in 2016, which was not subject to the IPO coinsurance agreements.

Future policy benefits. The increase in future policy benefits was primarily a result of the growth in our in-force book of business.

For additional information, see the notes to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares outstanding. During 2016, our life insurance underwriting companies declared and paid ordinary dividends of $117.0 million to the Parent Company. See Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information on insurance subsidiary dividends and statutory restrictions. In addition, our non-life insurance subsidiaries declared and paid dividends of approximately $72.5 million to the Parent Company in 2016. At December 31, 2016, the Parent Company had cash and invested assets of approximately $68.0 million.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by (used in) operating activities	$292,167	$259,089	$237,332
Net cash provided by (used in) investing activities	(47,923)	(58,465)	(15,645)
Net cash provided by (used in) financing activities	(185,134)	(235,268)	(175,883)
Effect of foreign exchange rate changes on cash	572	(5,059)	(2,789)
Change in cash and cash equivalents	$59,682	$(39,703)	$43,015

Operating activities. The increase in operating cash flows in 2016 from 2015 was partially the result of an increase in cash received from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. Growth in direct premiums as well as the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to generate positive incremental cash flows after payments are made for policy acquisition costs during the first year that policies are issued. In addition, the timing of remittances for monthly reinsurance premiums to reinsurers as well as the timing impact of when outstanding checks were paid from our bank disbursement accounts at year end contributed to the increase in operating cash flows in 2016 as compared with 2015. Also contributing to the increase in operating cash flows in 2016 versus 2015 was lower cash income taxes in Canada relative to income tax expense incurred due to the timing of remittances to Canadian tax authorities. The year-over-year growth in new life insurance policies issued resulted in higher cash payments for DAC (net of income tax deductions) in 2016 as compared with 2015, which partially offset the year-over-year increase in operating cash flows.

The largest item contributing to the increase in net cash provided by operating activities in 2015 from 2014 was also driven by the impact of an additional year of term life insurance policies issued subsequent to the IPO coinsurance transactions. The year-over-year growth in new life insurance policies issued resulted in higher cash payments for DAC in 2015 as compared with 2014, which partially offset the year-over-year increase in operating cash flows.

Investing activities. The decrease in cash used in investing activities in 2016 from 2015 was primarily driven by lower purchases of fixed-maturity securities as the Company accumulated a higher balance of short-term cash equivalent investments at the end of the year in pursuit of opportunities to reinvest in a rising interest rate environment. The decrease in cash used was partially offset by higher capital expenditures in 2016 for our information technology infrastructure.

The use of cash in investing activities increased in 2015 from 2014 primarily due to the purchase of available-for-sale investments with proceeds obtained from operating activities combined with the lower level of investments that matured or were called in 2015. The year-over-year change was partially offset by the accumulation of cash from sales of available-for-sale securities to fund our larger and accelerated share repurchases during 2015 compared to 2014.

Financing activities. Net cash used in financing activities during 2016 decreased compared to 2015 as we utilized the additional $50 million of capacity authorized in our share repurchase programs in 2015 compared with 2016.

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

As of December 31, 2016, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth. Primerica Life’s RBC ratio remained well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of December 31, 2016, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

We have established Peach Re, Inc. ("Peach Re") and Vidalia Re as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Primerica Life has ceded certain term life policies issued prior to 2011 to Peach Re as part of a Regulation XXX redundant reserve financing transaction (the “Peach Re Redundant Reserve Financing Transaction”) and has ceded certain term life policies issued in 2011, 2012, 2013 and 2014 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). These redundant reserve financing transactions allow us to more efficiently manage and deploy our capital. The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a standardized reserving formula. PBR has been adopted by almost all state insurance departments effective in 2017, but has not yet been adopted by Massachusetts or New York, where two of our U.S. insurance subsidiaries are domiciled. If adopted, the new principle-based reserve regulation will greatly reduce the statutory policy benefit reserve requirements, but will only apply for business issued after the effective date.  We may explore expanding our existing redundant reserve financing transactions or establishing new transactions for business sold prior to the effective date of any principle-based reserve regulation. See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at December 31, 2016. No events of default(s) occurred on the Senior Notes during the year ended December 31, 2016.

Financial Ratings. As of December 31, 2016, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior Notes rating
Moody's	Baa2, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of December 31, 2016, Primerica Life’s financial strength ratings were as follows:

Agency	Financial strength rating
Moody’s	A2, stable outlook
Standard & Poor's	AA-, stable outlook
A.M. Best Company	A+, stable outlook

Securities Lending. We participate in securities lending transactions with brokers to increase investment income with minimal risk. See Note 4 (Investments) to our consolidated financial statements included elsewhere in this report for additional information.

Short-Term Borrowings. We had no short-term borrowings as of or during the year ended December 31, 2016.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2029. For more information on the Surplus Note, see Note 10 (Debt) to our consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of December 31, 2016 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) and associated with the Peach Re Redundant Reserve Financing Transaction as described in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report.

Contractual Obligations. Our contractual obligations, including payments due by period, were as follows:

	December 31, 2016
	Total Liability	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Future policy benefits	$5,674	$19,852	$1,425	$2,676	$2,453	$13,298
Policy claims and other benefits payable	268	268	268	-	-	-
Other policyholder funds	363	363	363	-	-	-
Long-term debt principal	375	375	-	-	-	375
Interest obligations	8	186	28	57	54	47
Commissions	30	30	28	2	-	-
Purchase obligations	4	36	22	14	1	-
Operating lease obligations	-	65	7	12	11	35
Current income tax payable	26	26	26	-	-	-
Other liabilities	407	397	366	28	-	2
Total contractual obligations	$7,155	$21,598	$2,533	$2,789	$2,519	$13,757

Our liability for future policy benefits represents the present value of estimated future policy benefits to be paid, less the present value of estimated future net benefit premiums to be collected. Net benefit premiums represent the portion of gross premiums required to provide for all benefits and associated expenses. These benefit payments are contingent on policyholders continuing to renew their policies and make their premium payments. Our contractual obligations table discloses the impact of benefit payments that will be due assuming the underlying policy renewals and premium payments continue as expected in our actuarial models. The future policy benefit payments represented in the table are presented on an undiscounted basis, gross of any amounts recoverable through reinsurance agreements and gross of any premiums to be collected. We expect to fully fund the obligations for future policy benefits from cash flows from general account invested assets, claims reimbursed by reinsurers, and from future premiums. These estimations are based on mortality and lapse assumptions comparable with our historical experience. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Policy claims and other benefits payable represents claims and benefits currently owed to policyholders.

Other policyholders’ funds primarily represent claim payments left on deposit with us.

Long-term debt principal relates to our Senior Notes.

Interest obligations (reported within other liabilities in our consolidated balance sheets) reflect expected interest on our Senior Notes, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on the LLC Note, and a finance charge incurred pursuant to one of our coinsurance agreements as of December 31, 2016. We did not include the principal or interest on the Surplus Note in the table above as the payments due for these items are contractually offset by the principal and interest on the LLC Note as long as we hold the LLC Note. The Company asserts its positive intent and ability to hold the LLC Note until maturity.

Commissions represent commissions that have been earned by our sales force but have not been paid as of December 31, 2016. We are only obligated to pay commissions as earned from sales of our products. The total liability amount is reported within other liabilities in our consolidated balance sheets.

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

Interest Rate Risk. The fair value of the fixed-maturity securities (excluding the held-to-maturity security) in our invested asset portfolio as of December 31, 2016 was approximately $1.8 billion. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed-maturity securities portfolios to decline by approximately $64.1 million, or approximately 4%, based on our actual securities positions as of December 31, 2016.

If interest rates remain at or near historically low levels, we anticipate the average yield of our fixed-income investment portfolio, and therefore the investment income derived from it, would decrease as maturing fixed-income investments would be replaced with purchases of lower yielding investments.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities, and accumulated comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar would have the opposite effect. Generally, our Canadian dollar-denominated assets are held in support of our Canadian dollar-denominated liabilities. For the year ended December 31, 2016, 16% of our revenues from operations, excluding realized investment gains, and 20% of income from continuing operations before income taxes were generated by our Canadian operations.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2016. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the year ended December 31, 2016 by approximately $6.8 million.

Our investment in the net assets of our Canadian operations is also subject to Canadian currency risk. If we were to assume a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar, the translated value of our net investment in our Canadian subsidiaries in U.S. dollars would decrease by approximately $24.3 million based on net assets as of December 31, 2016. Historically, we have not hedged this exposure, although we may elect to do so in future periods. The impact of translating the balance of net assets of our Canadian operations is recorded in our consolidated balance sheets within the accumulated other comprehensive income component of stockholders’ equity.

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

In connection with our Credit Facility Agreement, the Company assumes credit risk associated with Deutsche Bank’s ability to make payment to us as fulfillment of its obligations under the letter of credit. Such a draw on the letter of credit would only be requested in the event that the assets held in support of the liabilities assumed by Peach Re were insufficient, which, based on actuarial analysis, is unlikely.

Concurrent with the execution of the Regulation XXX redundant reserve financing transaction between Vidalia Re and Primerica Life, Vidalia Re entered into a Surplus Note Purchase Agreement (the “Surplus Note Purchase Agreement”) with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, “Hannover Re”) and a newly formed limited liability company (the “LLC”) owned by a third-party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued the Surplus Note to the LLC in exchange for the LLC Note of equal principal amount. The Company assumes credit risk associated with a credit enhancement feature provided by Hannover Re, which bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for a fee.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Primerica, Inc.:

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primerica, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primerica, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

February 27, 2017

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,734,683 in 2016 and $1,690,043 in 2015)	$1,792,438	$1,731,459
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $513,015 in 2016 and $371,742 in 2015)	503,230	365,220
Equity securities available-for-sale, at fair value (cost: $36,818 in 2016 and $39,969 in 2015)	44,894	47,839
Trading securities, at fair value (cost: $7,382 in 2016 and $5,383 in 2015)	7,383	5,358
Policy loans	30,916	28,627
Total investments	2,378,861	2,178,503
Cash and cash equivalents	211,976	152,294
Accrued investment income	16,520	17,080
Due from reinsurers	4,193,562	4,110,628
Deferred policy acquisition costs, net	1,713,065	1,500,259
Agent balances, due premiums and other receivables	210,448	190,379
Intangible assets, net	54,915	58,318
Current income tax receivable	-	4,955
Deferred income taxes	37,369	30,112
Other assets	334,274	304,356
Separate account assets	2,287,953	2,063,899
Total assets	$11,438,943	$10,610,783

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	5,673,890	5,431,711
Unearned premiums	527	628
Policy claims and other benefits payable	268,136	238,157
Other policyholders’ funds	363,038	365,276
Notes payable	372,919	372,552
Surplus note	502,491	364,424
Current income tax payable	26,365	6,476
Deferred income taxes	198,641	141,649
Other liabilities	449,963	408,757
Payable under securities lending	73,646	71,482
Separate account liabilities	2,287,953	2,063,899
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	10,217,569	9,465,011

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2016 and 2015; issued and outstanding 45,721 shares in 2016 and 48,297 shares in 2015)	457	483
Paid-in capital	52,468	180,250
Retained earnings	1,138,851	952,804
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(13,193)	(19,801)
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	42,852	32,107
Net unrealized investment losses other-than-temporarily impaired	(61)	(71)
Total stockholders’ equity	1,221,374	1,145,772
Total liabilities and stockholders’ equity	$11,438,943	$10,610,783

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
	2016	2015	2014
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$2,444,268	$2,345,444	$2,301,332
Ceded premiums	(1,600,559)	(1,595,220)	(1,616,817)
Net premiums	843,709	750,224	684,515
Commissions and fees	541,686	537,146	527,166
Investment income net of investment expenses	97,905	89,557	89,955
Interest expense on surplus note	(18,880)	(13,048)	(3,482)
Net investment income	79,025	76,509	86,473
Realized investment gains (losses), including other-than- temporary impairment losses	4,088	(1,738)	(261)
Other, net	50,576	42,058	39,203
Total revenues	1,519,084	1,404,199	1,337,096

Benefits and expenses:
Benefits and claims	367,655	339,315	311,417
Amortization of deferred policy acquisition costs	180,582	157,727	144,378
Sales commissions	272,815	274,893	268,775
Insurance expenses	132,348	123,030	113,871
Insurance commissions	17,783	16,340	15,353
Interest expense	28,691	33,507	34,570
Other operating expenses	181,615	168,406	173,010
Total benefits and expenses	1,181,489	1,113,218	1,061,374
Income from continuing operations before income taxes	337,595	290,981	275,722
Income taxes	118,181	101,110	95,888
Income from continuing operations	219,414	189,871	179,834
Income from discontinued operations, net of income taxes	-	-	1,578
Net income	$219,414	$189,871	$181,412

Basic earnings per share:
Continuing operations	$4.59	$3.70	$3.26
Discontinued operations	-	-	0.03
Basic earnings per share	$4.59	$3.70	$3.29

Diluted earnings per share:
Continuing operations	$4.59	$3.70	$3.26
Discontinued operations	-	-	0.03
Diluted earnings per share	$4.59	$3.70	$3.29

Weighted-average shares used in computing earnings per share:
Basic	47,411	50,881	54,567
Diluted	47,453	50,913	54,598

Supplemental disclosures:
Total impairment losses	$(3,420)	$(6,893)	$(4,045)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-
Net impairment losses recognized in earnings	(3,420)	(6,893)	(4,045)
Other net realized investment gains	7,508	5,155	3,784
Realized investment gains (losses), including other-than- temporary impairment losses	$4,088	$(1,738)	$(261)

Dividends declared per share	$0.70	$0.64	$0.48

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$219,414	$189,871	$181,412
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	20,500	(65,920)	11,228
Reclassification adjustment for realized investment (gains) losses included in net income	(3,955)	1,596	794
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income tax expense (benefit)	6,689	(41,929)	(20,527)
Total other comprehensive income (loss) before income taxes	23,234	(106,253)	(8,505)
Income tax expense (benefit) related to items of other comprehensive income (loss)	5,871	(22,961)	3,974
Other comprehensive income (loss), net of income taxes	17,363	(83,292)	(12,479)
Total comprehensive income	$236,777	$106,579	$168,933
See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Common stock:
Balance, beginning of period	$483	$522	$548
Repurchases of common stock	(33)	(45)	(31)
Net issuance of common stock	7	6	5
Balance, end of period	457	483	522

Paid-in capital:
Balance, beginning of period	180,250	353,337	472,633
Share-based compensation	26,219	33,544	37,494
Net issuance of common stock	(7)	(6)	(5)
Repurchases of common stock	(153,994)	(207,714)	(154,268)
Adjustments to paid-in capital, other	-	1,089	(2,517)
Balance, end of period	52,468	180,250	353,337

Retained earnings:
Balance, beginning of period	952,804	795,740	640,840
Net income	219,414	189,871	181,412
Dividends	(33,367)	(32,807)	(26,512)
Balance, end of period	1,138,851	952,804	795,740

Accumulated other comprehensive income (loss):
Balance, beginning of period	12,235	95,527	108,006
Change in foreign currency translation adjustment, net of income tax expense (benefit)	6,608	(41,482)	(20,293)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired, net of income tax expense (benefit)	10,745	(42,201)	6,929
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit)	10	391	885
Balance, end of period	29,598	12,235	95,527
Total stockholders’ equity	$1,221,374	$1,145,772	$1,245,126

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$219,414	$189,871	$181,412
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	256,520	242,957	257,908
Deferral of policy acquisition costs	(376,879)	(326,197)	(289,945)
Amortization of deferred policy acquisition costs	180,582	157,727	144,378
Deferred tax provision	44,316	38,292	25,757
Change in income taxes	25,341	700	1,090
Realized investment (gains) losses, including other-than-temporary impairments	(4,088)	1,738	261
Gain from sale of business, net	-	-	(1,578)
Accretion and amortization of investments	(1,411)	(1,343)	(4,825)
Depreciation and amortization	14,595	10,998	12,266
Change in due from reinsurers	(72,880)	(49,966)	(90,024)
Change in agent balances, due premiums and other receivables	(20,069)	(11,379)	(11,047)
Trading securities sold, matured, or called (acquired), net	(2,051)	2,308	5,232
Share-based compensation	13,442	14,948	17,982
Change in other operating assets and liabilities, net	15,335	(11,565)	(11,535)
Net cash provided by (used in) operating activities	292,167	259,089	237,332

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	91,666	130,608	109,681
Fixed-maturity securities — matured or called	254,585	247,771	314,589
Equity securities	8,572	4,894	2,351
Available-for-sale investments acquired:
Fixed-maturity securities	(386,394)	(433,457)	(425,904)
Equity securities	(2,683)	(882)	(11,878)
Purchases of property and equipment and other investing activities, net	(13,669)	(7,399)	(7,484)
Proceeds from sale of business	-	-	3,000
Cash collateral received (returned) on loaned securities, net	2,164	21,271	(39,641)
Sales (purchases) of short-term investments using securities lending collateral, net	(2,164)	(21,271)	39,641
Net cash provided by (used in) investing activities	(47,923)	(58,465)	(15,645)

Cash flows from financing activities:
Dividends paid	(33,367)	(32,807)	(26,512)
Common stock repurchased	(150,057)	(200,084)	(147,922)
Excess tax benefits on share-based compensation	2,260	5,162	5,804
Tax withholdings on share-based compensation	(3,970)	(7,675)	(6,377)
Cash proceeds from stock options exercised	-	136	-
Payments of deferred financing costs	-	-	(876)
Net cash provided by (used in) financing activities	(185,134)	(235,268)	(175,883)
Effect of foreign exchange rate changes on cash	572	(5,059)	(2,789)
Change in cash and cash equivalents	59,682	(39,703)	43,015
Cash and cash equivalents, beginning of period	152,294	191,997	148,982
Cash and cash equivalents, end of period	$211,976	$152,294	$191,997

Supplemental disclosures of cash flow information:
Income taxes paid	$45,402	$62,116	$66,077
Interest paid	27,992	32,386	33,058

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the "Parent Company"), together with its subsidiaries (collectively, "we", "us" or the "Company"), is a leading distributor of financial products to middle-income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc. ("PFS"), a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada ("Primerica Life Canada") and PFSL Investments Canada Ltd. ("PFSL Investments Canada"); and PFS Investments Inc. ("PFS Investments"), an investment products company and broker-dealer. Primerica Life, domiciled in Massachusetts, owns National Benefit Life Insurance Company ("NBLIC"), a New York insurance company. We established Peach Re, Inc. ("Peach Re") and Vidalia Re, Inc. (“Vidalia Re”) as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

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

Use of Estimates. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (“DAC”), liabilities for future policy benefits and unpaid policy claims, and income taxes. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

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

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements at December 31, 2016.

Foreign Currency Translation. Assets and liabilities of our Canadian subsidiaries are translated into U.S. dollars using year-end exchange rates, and the translation adjustments are reported in other comprehensive income (loss). Revenues and expenses of our Canadian subsidiaries are translated monthly at amounts that approximate weighted-average exchange rates.

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

•	Held-to-maturity fixed-maturity security is carried at amortized cost.
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

Investments are reviewed on a quarterly basis for OTTI. Credit risk, interest rate risk, the amount of time the security has been in an unrealized loss position, actions taken by ratings agencies, and other factors are considered in determining whether an unrealized loss is other-than-temporary. OTTI in our accompanying consolidated statements of income reflect the impairment on AFS securities that we intend to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For AFS fixed maturity securities that we have no intent to sell and believe that it is not more likely than not we will be required to sell prior to recovery, only the credit loss component of OTTI is recognized in our accompanying consolidated statements of income, while the remainder is recognized in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss). The credit loss component of OTTI recognized in net income is identified as the amount of principal cash flows not expected to be received over the remaining term of the security. Any subsequent changes (if not an other-than-temporary impairment) in the fair value of AFS securities are recognized in other comprehensive income in the accompanying statements of comprehensive income.

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

All reinsurance contracts in effect for the three-year period ended December 31, 2016 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

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

The components of intangible assets were as follows:

	December 31,
	2016			2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Indefinite-lived intangible asset	$45,275	n/a	$45,275	$45,275	n/a	$45,275
Amortizing intangible asset	84,871	(75,231)	9,640	84,871	(71,828)	13,043
Total intangible assets	$130,146	$(75,231)	$54,915	$130,146	$(71,828)	$58,318

We have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with our sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of October 1, 2016 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.

We also have an amortizing intangible asset related to a 1995 sales agreement termination payment to Management Financial Services, Inc. This asset is supported by a non-compete agreement with the founder of our business model. We calculate the amortization of this contract buyout on a straight-line basis over 24 years, which represents the life of the non-compete agreement. Intangible asset amortization expense was approximately $3.4 million in 2016, 2015 and 2014. Amortization expense is expected to be approximately $3.4 million annually during the remainder of the amortization period. No events have occurred during 2016, and no factors exist as of December 31, 2016 that would indicate that the net carrying value of our amortizing intangible asset may not be recoverable or will not be used throughout its estimated useful life.

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

Depreciation expense is included in other operating expenses in the accompanying consolidated statements of income. Depreciation expense was $11.2 million, $7.6 million, and $7.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Property and equipment balances were as follows:

	December 31,
	2016	2015
	(In thousands)
Data processing equipment and software	$57,178	$60,414
Leasehold improvements	13,718	13,947
Other, principally furniture and equipment	23,571	27,065
	94,467	101,426
Accumulated depreciation	(67,001)	(72,017)
Net property and equipment	$27,466	$29,409

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

Policyholder Liabilities. Future policy benefits are accrued over the current and expected renewal periods of the contracts. Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method, including assumptions as to interest rates, mortality, persistency, and other assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The underlying mortality tables are the Society of Actuaries (“SOA”) 65-70, SOA 75-80, SOA 85-90, and the 91 Bragg, modified to reflect various underwriting classifications and assumptions. Interest rate reserve assumptions at December 31, 2016 and 2015 ranged from approximately 3.5% to 7.0%. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.

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

Litigation. The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Contingent litigation- related losses are recognized when probable and can be reasonably estimated. Legal costs, such as attorneys’ fees and other litigation-related expenses that are incurred in connection with resolving litigation are expensed as incurred. These disputes are subject to uncertainties, including indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. Due to the difficulty of estimating costs of litigation, actual costs may be substantially higher or lower than any amounts reserved.

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

Share-Based Transactions. For employee and director share-based compensation awards, we determine a grant date fair value based on the price of our publicly-traded common stock and recognize the related compensation expense, adjusted for expected forfeitures, in the statement of income on a straight-line basis over the requisite service period for the entire award. For non-employee share-based compensation, we recognize the impact during the period of performance, and the fair value of the award is measured as of the date performance is complete, which is the vesting date. To the extent that a share-based award contains sale restrictions extending beyond the vesting date, we reduce the recognized fair value of the award to reflect the corresponding illiquidity discount. Most non-employee share-based compensation is an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred. We defer these expenses and amortize the impact in the same manner as all other DAC.

Earnings Per Share (“EPS”). The Company has outstanding common stock and equity awards that consist of restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and stock options. The RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. Unvested RSUs are deemed participating securities for purposes of calculating EPS as they maintain dividend rights.

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

In March 2016, the FASB issued Accounting Standards Update No 2016-09 (“ASU 2016-09”) Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 intends to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We anticipate that its most notable impact on the Company’s financial statements will involve the change in accounting for the income tax consequences associated with share-based payment transactions in the income statement. The amendments in ASU 2016-09 require that the tax effect of the difference between the cumulative compensation cost of a share-based award recognized for financial reporting purposes and the deduction of the award for tax purposes (“excess tax benefits or deficiencies”) be recognized as income tax expense or benefit in the income statement. Under current U.S. GAAP, the Company recognizes excess tax benefits or deficiencies as an adjustment to additional paid-in capital in the statement of stockholders’ equity. The amendments in ASU 2016-09 that require a change in the accounting for excess tax benefits and deficiencies in the income statement are effective prospectively, and the Company will adopt the amendments in ASU 2016-09 beginning in the first quarter of 2017. We do not expect the adoption of the amendments in ASU 2016-09 will materially affect our results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue by establishing the core principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized. Insurance contracts are specifically excluded from the scope of ASU 2014-09 and therefore revenue from our insurance product lines will not be affected by the new standard. The amendments in ASU 2014-09, as updated by ASU No. 2015-14, are effective retrospectively for the Company beginning in fiscal year 2018. Early adoption is not permitted. We have performed an initial assessment of the revenue streams in our Investment and Savings Products and Corporate and Other Distributed Products segments, and we currently believe that it will not have a material impact on our consolidated financial statements. However, we will continue to further evaluate all aspects of ASU 2014-09 and analyze our non-insurance revenue streams through the adoption date.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 intends to enhance the reporting model for financial instruments and addresses certain aspects of recognition, measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in ASU 2016-01 are effective for the Company beginning in fiscal year 2018. The recognition and measurement provisions of ASU 2016-01 will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. We expect its primary impact on the Company will be the recognition of all unrealized gains and losses on AFS equity securities in net income. Currently, all unrealized gains and losses (except for OTTI) on AFS equity securities are recognized in other comprehensive income (loss).  The impact of adopting this standard will be driven by the market value of AFS equity securities as of the effective date of adoption. See Note 4 (Investments) for details of unrealized gains and losses on AFS equity securities held by the Company.

In February 2016, FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (ASC 842). ASU 2016-02 intends to enhance transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet. The amendments in ASU 2016-02 are effective for the Company beginning in fiscal year 2019, with early adoption permitted. The Company intends to adopt the amendments in ASU 2016-02 beginning in the first quarter of 2019. We expect the primary impact will be the recognition of our operating lease obligations and corresponding right to use assets on our balance sheet, which mainly consist of our executive and home office operations and other real estate leases of office space as well as office equipment. We anticipate that the impact of adopting this standard will result in an increase to assets and liabilities that is generally consistent with our remaining lease obligations as listed in Note 16 “Commitments and Contingent Liabilities” plus any new operating lease commitments agreed to before the effective date.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces new guidance for accounting for credit losses on financial instruments within its scope by replacing the current approach that delays recognition until it is probable a loss has been incurred with a new approach that estimates an allowance for anticipated credit losses on the basis of an entity’s own expectations. The objective of the new approach for estimating credit losses is to require consideration of a broader range of forward-looking information, which is expected to result in earlier recognition of credit losses on financial instruments. AFS debt securities are excluded from the scope of financial instruments that require measurement of credit losses on the basis of a forward-looking expected loss estimate under ASU 2016-13. The incurred probable loss approach for measuring credit losses on AFS debt securities will remain under ASU 2016-13 but will be presented as an allowance rather than as a write-down. Therefore, an entity will be allowed to reverse credit losses previously recorded on AFS debt securities in situations where the estimate of credit losses on those securities has declined.  The amendments in ASU 2016-13 also preclude an entity from considering the length of time an AFS debt security has been in an unrealized loss position to avoid recording a credit loss and remove the requirement to consider recoveries or declines in fair value after the balance sheet date. The amendments in ASU 2016-13 are effective for the Company beginning in fiscal year 2020. The Company is currently in the process of evaluating its impact on the Company’s consolidated financial statements.

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

After the sale, we no longer had significant continuing involvement in the operations of DBL, and its direct cash flows have been eliminated from our ongoing operations. As a result, beginning in 2014, the results of operations for DBL have been reported in discontinued operations for all periods presented in the consolidated statements of income. We had no assets or liabilities related to DBL as of December 31, 2016, 2015 and 2014. The results of DBL included in discontinued operations were as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Total revenues from discontinued operations	$-	$-	$-
Income from discontinued operations before income taxes	-	-	2,427
Provision for income taxes	-	-	849
Income from discontinued operations, net income taxes	$-	$-	$1,578

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

We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to several discontinued lines of insurance other than our core term life insurance products and the distribution of various other financial products generally underwritten or offered by third-party providers. All of the Company’s net investment income, except for the portion allocated to the Term Life Insurance segment that represents the assumed interest accreted to its U.S. GAAP-measured future policy benefit reserve liability less DAC, is attributed to the Corporate and Other Distributed Products segment. In addition, interest expense incurred by the Company as well as realized gains and losses on our invested asset portfolio are entirely attributed to the Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Revenues:
Term life insurance segment	$866,382	$763,958	$692,385
Investment and savings products segment	524,621	521,336	511,102
Corporate and other distributed products segment	128,081	118,905	133,609
Total revenues	$1,519,084	$1,404,199	$1,337,096

Net investment income:
Term life insurance segment	$7,634	$5,987	$4,444
Investment and savings products segment	-	-	-
Corporate and other distributed products segment	71,391	70,522	82,029
Total net investment income	$79,025	$76,509	$86,473

Amortization of DAC:
Term life insurance segment	$172,812	$147,980	$133,331
Investment and savings products segment	6,148	7,952	8,734
Corporate and other distributed products segment	1,622	1,795	2,313
Total amortization of DAC	$180,582	$157,727	$144,378

Non-cash share-based compensation expense:
Term life insurance segment	$2,652	$5,392	$6,315
Investment and savings products segment	2,179	2,228	2,641
Corporate and other distributed products segment	8,611	7,328	9,026
Total non-cash share-based compensation expense	$13,442	$14,948	$17,982

Income (loss) from continuing operations before income taxes:
Term life insurance segment	$213,361	$173,209	$152,101
Investment and savings products segment	144,356	146,083	146,017
Corporate and other distributed products segment	(20,122)	(28,311)	(22,396)
Total income from continuing operations before income taxes	$337,595	$290,981	$275,722

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment based on the relative sizes of our life-licensed and securities-licensed independent sales forces. These allocated items include fees charged for access to our sales force support applications and costs incurred for field technology, supervision, training and certain miscellaneous costs. We also allocate certain technology and occupancy costs to our operating segments based on estimated usage. Any remaining unallocated revenue and expense items, as well as realized investment gains and losses, are reported in the Corporate and Other Distributed Products segment. We measure income and loss for the segments on an income before income taxes basis.

Total assets by segment were as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Assets:
Term life insurance segment	$5,945,502	$5,638,682	$5,471,563
Investment and savings products segment (1)	2,391,512	2,157,548	2,545,372
Corporate and other distributed products segment	3,101,929	2,814,553	2,718,994
Total assets	$11,438,943	$10,610,783	$10,735,929

(1)  The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $103.7 million, $93.8 million, and $105.5 million as of December 31, 2016, 2015, and 2014, respectively.

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

Geographical Information. Results of continuing operations by country and long-lived assets — primarily tangible assets reported in other assets in our consolidated balance sheets —were as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Revenues by country:
United States	$1,281,580	$1,172,508	$1,094,714
Canada	237,504	231,691	242,382
Total revenues	$1,519,084	$1,404,199	$1,337,096
Income from continuing operations before income taxes by country:
United States	$269,791	$225,920	$203,120
Canada	67,804	65,061	72,602
Total income from continuing operations before income taxes	$337,595	$290,981	$275,722

	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Long-lived assets by country:
United States	$26,685	$28,621	$25,897
Canada	780	787	566
Total long-lived assets	$27,465	$29,408	$26,463

(4) Investments

AFS Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of AFS fixed-maturity and equity securities follow:

	December 31, 2016
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,148	$350	$(24)	$10,474
Foreign government	124,274	5,719	(687)	129,306
States and political subdivisions	43,950	1,903	(129)	45,724
Corporates	1,281,630	49,272	(5,529)	1,325,373
Residential mortgage-backed securities	94,708	4,963	(120)	99,551
Commercial mortgage-backed securities	107,201	2,712	(470)	109,443
Other asset-backed securities	72,772	98	(303)	72,567
Total fixed-maturity securities(1)	1,734,683	65,017	(7,262)	1,792,438
Equity securities	36,818	8,589	(513)	44,894
Total fixed-maturity and equity securities	$1,771,501	$73,606	$(7,775)	$1,837,332

(1)	Includes approximately $0.1 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2015
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$20,233	$448	$(22)	$20,659
Foreign government	114,656	7,082	(1,522)	120,216
States and political subdivisions	38,995	2,111	(541)	40,565
Corporates	1,276,965	49,008	(24,211)	1,301,762
Residential mortgage-backed securities	94,532	6,814	(121)	101,225
Commercial mortgage-backed securities	97,666	2,875	(555)	99,986
Other asset-backed securities	46,996	129	(79)	47,046
Total fixed-maturity securities(1)	1,690,043	68,467	(27,051)	1,731,459
Equity securities	39,969	8,252	(382)	47,839
Total fixed-maturity and equity securities	$1,730,012	$76,719	$(27,433)	$1,779,298

(1)	Includes approximately $0.1 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

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

The scheduled maturity distribution of the AFS fixed-maturity portfolio at December 31, 2016 follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$128,339	$130,743
Due after one year through five years	704,614	737,152
Due after five years through 10 years	576,963	589,600
Due after 10 years	50,086	53,382
	1,460,002	1,510,877
Mortgage- and asset-backed securities	274,681	281,561
Total fixed-maturity securities	$1,734,683	$1,792,438

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on AFS securities was as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Net unrealized investment gains including OTTI:
Fixed-maturity and equity securities	$65,831	$49,286
OTTI	95	109
Net unrealized investment gains excluding OTTI	65,926	49,395
Deferred income taxes	(23,074)	(17,288)
Net unrealized investment gains excluding OTTI, net of tax	$42,852	$32,107

Trading Securities. We maintain a portfolio mostly of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $7.4 million and $5.4 million as of December 31, 2016 and 2015, respectively.

Held-to-maturity Security. Concurrent with the execution of the Vidalia Re Coinsurance Agreement, Vidalia Re entered into a Surplus Note Purchase Agreement (the “Surplus Note Purchase Agreement”) with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, “Hannover Re”) and a newly formed limited liability company (the “LLC”) owned by a third- party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued a surplus note (the “Surplus Note”) to the LLC in exchange for a credit enhanced note from the LLC with an equal principal amount (the “LLC Note”). The principal amount of both the LLC Note and the Surplus Note will fluctuate over time to coincide with the amount of reserves contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. The LLC Note is guaranteed by Hannover Re through a credit enhancement feature in exchange for a fee, which is reflected in interest expense on our consolidated statements of income.

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its consolidated financial statements.

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of December 31, 2016, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $9.8 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 5 (Fair Value of Financial Instruments).

See Note 10 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $18.2 million and $18.1 million as of December 31, 2016 and 2015, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $73.6 million and $71.5 million as of December 31, 2016 and 2015, respectively.

Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Fixed-maturity securities (available-for-sale)	$74,673	$77,271	$84,687
Fixed-maturity security (held-to-maturity)	18,880	13,048	3,482
Equity securities	2,053	2,059	1,862
Policy loans and other invested assets	1,340	1,368	1,448
Cash and cash equivalents	632	228	247
Total return on deposit asset underlying 10% coinsurance agreement	5,212	482	3,095
Gross investment income	102,790	94,456	94,821
Investment expenses	(4,885)	(4,899)	(4,866)
Investment income net of investment expenses	97,905	89,557	89,955
Interest expense on surplus note	(18,880)	(13,048)	(3,482)
Net investment income	$79,025	$76,509	$86,473

The components of net realized investment gains (losses), as well as details on gross realized investment gains (losses) and proceeds from sales or other redemptions, were as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$8,126	$5,762	$3,687
Gross losses from sales	(751)	(465)	(436)
OTTI losses	(3,420)	(6,893)	(4,045)
Gains (losses) from bifurcated options	133	(142)	533
Net realized investment gains (losses)	$4,088	$(1,738)	$(261)

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

AFS fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $450.9 million and $626.0 million as of December 31, 2016 and 2015, respectively.

The following tables summarize, for all AFS securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2016
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,668	$(24)	4	$-	$-	-
Foreign government	34,538	(526)	36	3,048	(161)	3
States and political subdivisions	8,902	(129)	12	-	-	-
Corporates	232,070	(3,484)	225	45,471	(2,045)	51
Residential mortgage-backed securities	15,232	(92)	9	3,606	(28)	9
Commercial mortgage-backed securities	33,335	(423)	33	7,663	(47)	11
Other asset-backed securities	48,275	(260)	45	1,315	(43)	3
Total fixed-maturity securities	376,020	(4,938)		61,103	(2,324)
Equity securities	4,179	(269)	12	1,852	(244)	8
Total fixed-maturity and equity securities	$380,199	$(5,207)		$62,955	$(2,568)

	December 31, 2015
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$13,651	$(22)	7	$-	$-	-
Foreign government	23,572	(829)	20	2,396	(693)	3
States and political subdivisions	2,729	(44)	6	878	(497)	2
Corporates	413,131	(17,481)	393	34,624	(6,730)	54
Residential mortgage-backed securities	9,681	(61)	9	4,762	(60)	7
Commercial mortgage-backed securities	56,216	(493)	49	3,199	(62)	6
Other asset-backed securities	26,611	(77)	23	260	(2)	2
Total fixed-maturity securities	545,591	(19,007)		46,119	(8,044)
Equity securities	3,652	(287)	17	3,209	(95)	8
Total fixed-maturity and equity securities	$549,243	$(19,294)		$49,328	$(8,139)

The amortized cost and fair value of AFS fixed-maturity securities in default were as follows:

	December 31, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$5	$125	$138	$262

Impairment charges recognized in earnings on AFS securities were as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Impairments on fixed-maturity securities not in default	$3,257	$5,108	$3,656
Impairments on fixed-maturity securities in default	121	29	-
Impairments on equity securities	42	1,756	389
Total impairment charges	$3,420	$6,893	$4,045

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

As of December 31, 2016, the unrealized losses on our AFS invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rate and credit spreads have little bearing on the recoverability of our investments.  We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

Net impairment losses recognized in earnings were as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Total impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$1,486	$706	$1,579
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	-	-	-
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely- than-not will not be required to sell before recovery	1,486	706	1,579
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	1,934	6,187	2,466
Net impairment losses recognized in earnings	$3,420	$6,893	$4,045

The roll-forward of the OTTI recognized in net income for all fixed-maturity securities still held follows:

	Year ended December 31,
	2016	2015
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$11,856	$9,550
Additions for OTTI securities where no OTTI were recognized prior to the beginning of the period	1,694	2,340
Additions for OTTI securities where OTTI have been recognized prior to the beginning of the period	1,684	2,797
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(7,114)	(1,554)
Reductions for exchanges of securities previously impaired	(2,346)	(1,277)
Cumulative OTTI recognized in net income for securities still held, end of period	$5,774	$11,856

As of December 31, 2016, no impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of December 31, 2016 and 2015, the fair value of these bifurcated options was approximately $4.3 million and $5.4 million, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of December 31, 2016 and 2015. While we have no current intention to do so, these deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,474	$-	$10,474
Foreign government	-	129,306	-	129,306
States and political subdivisions	-	45,724	-	45,724
Corporates	3,113	1,322,257	3	1,325,373
Residential mortgage-backed securities	-	98,966	585	99,551
Commercial mortgage-backed securities	-	109,443	-	109,443
Other asset-backed securities	-	65,075	7,492	72,567
Total available-for-sale fixed-maturity securities	3,113	1,781,245	8,080	1,792,438
Equity securities	39,556	5,256	82	44,894
Trading securities	-	7,383	-	7,383
Separate accounts	-	2,287,953	-	2,287,953
Total fair value assets	$42,669	$4,081,837	$8,162	$4,132,668
Fair value liabilities:
Separate accounts	$-	$2,287,953	$-	$2,287,953
Total fair value liabilities	$-	$2,287,953	$-	$2,287,953

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$20,659	$-	$20,659
Foreign government	-	120,216	-	120,216
States and political subdivisions	-	40,565	-	40,565
Corporates	2,146	1,299,613	3	1,301,762
Residential mortgage-backed securities	-	100,493	732	101,225
Commercial mortgage-backed securities	-	99,986	-	99,986
Other asset-backed securities	-	47,046	-	47,046
Total available-for-sale fixed-maturity securities	2,146	1,728,578	735	1,731,459
Equity securities	41,341	6,450	48	47,839
Trading securities	-	5,358	-	5,358
Separate accounts	-	2,063,899	-	2,063,899
Total fair value assets	$43,487	$3,804,285	$783	$3,848,555
Fair value liabilities:
Separate accounts	$-	$2,063,899	$-	$2,063,899
Total fair value liabilities	$-	$2,063,899	$-	$2,063,899

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

Because many fixed-maturity securities do not trade on a daily basis, third-party pricing services generally determine fair value using industry-standard methodologies, which vary by asset class. For corporate, government, and agency securities, these methodologies include developing prices by incorporating available market information such as U.S. Treasury curves, benchmarking of similar securities including new issues, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities (such as mortgage-and assets-backed securities) with limited trading activity, third-party pricing services generally use industry-standard pricing methodologies that incorporate market information, such as index prices or discounting expected future cash flows based on underlying collateral, and quotes from market participants, to estimate fair value. If these measures are not deemed observable for a particular security, the security will be classified as Level 3 in the fair value hierarchy.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2016	2015
	(In thousands)
Level 3 assets, beginning of period	$783	$1,165
Net unrealized gains (losses) included in other comprehensive income	(23)	(26)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	7	4
Purchases(1)	7,556	-
Settlements	(161)	(168)
Transfers into Level 3	1	-
Transfers out of Level 3	-	(192)
Level 3 assets, end of period	$8,162	$783
(1)

During the year ended December 31, 2016, purchases of Level 3 assets primarily consisted of newly-issued fixed-maturity securities in the fourth quarter for which observable inputs, most notably quoted prices, used to derive valuations are not yet readily available.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators as well as industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no material transfers between Level 1 and Level 2 or between Level 1 and Level 3 during the year ended December 31, 2016. We transferred a $1.0 million security from Level 1 to Level 2 during the year ended December 31, 2015  as it was not consistently trading in an active market. There were no material transfers between Level 1 and Level 3 during the year ended December 31, 2015.

Invested assets included in the transfer from Level 3 to Level 2 primarily were fixed-maturity investments for which we were able to obtain independent pricing quotes based on observable inputs.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2016		December 31, 2015
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,792,438	$1,792,438	$1,731,459	$1,731,459
Fixed-maturity security (held-to-maturity)	503,230	513,015	365,220	371,742
Equity securities	44,894	44,894	47,839	47,839
Trading securities	7,383	7,383	5,358	5,358
Policy loans	30,916	30,916	28,627	28,627
Deposit asset underlying 10% coinsurance agreement	202,435	202,435	181,889	181,889
Separate accounts	2,287,953	2,287,953	2,063,899	2,063,899
Liabilities:
Notes payable(1)	$372,919	$401,340	$372,552	$398,649
Surplus note(1)	502,491	512,669	364,424	371,498
Separate accounts	2,287,953	2,287,953	2,063,899	2,063,899
(1)	Carrying value amounts shown are net of issuance costs.

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

Our policy is to limit the amount of life insurance retained on the life of any one person to $1 million. To limit our exposure with any one reinsurer, we monitor the concentration of credit risk we have with our reinsurance counterparties, as well as their financial condition. No credit losses related to our reinsurance counterparties have been experienced by the Company during the three-year period ended December 31, 2016.

Due from reinsurers represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in due from reinsurers that we paid and which are recoverable from those reinsurers were $30.0 million and $25.5 million as of December 31, 2016 and 2015, respectively. Benefits and claims ceded to reinsurers for 2016, 2015, and 2014 were $1,205.6 million, $1,178.6 million, and $1,191.9 million, respectively.

In connection with our corporate reorganization that included an initial public offering (“IPO”) of our common stock by Citigroup, Inc. (“Citigroup”), Primerica Life, Primerica Life Canada and NBLIC entered into significant coinsurance transactions (the “IPO coinsurance agreements”) on March 30, 2010 with three insurance companies then affiliated with Citigroup (collectively, the “IPO coinsurers”). Under the IPO coinsurance agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies in force at year-end 2009. Because these agreements were part of a business reorganization among entities under common control, they did not generate any deferred gain or loss upon their execution. Concurrent with signing these agreements, we transferred the corresponding account balances in respect of the coinsured policies along with the assets to support the statutory liabilities assumed by the IPO coinsurers. Each of the account balances transferred were at book value with no gain or loss recorded in net income.

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

The largest of the IPO coinsurance agreements is a coinsurance agreement originally between Primerica Life and Prime Reinsurance Company (“Prime Re”), an affiliate of Citigroup, where we ceded to Prime Re 80% of our U.S. (except New York) term life insurance business in force at year-end 2009 (the “80% U.S. Coinsurance Agreement”). Beginning on January 1, 2016, Pecan Re Inc. (“Pecan Re”), an insurance company owned by Swiss Re Life & Health America Inc. (“Swiss Re”), assumed Prime Re’s obligations under the 80% U.S. Coinsurance Agreement through a novation agreement (the “Swiss Re Novation Agreement”). In addition, the counterparties to the related trust and capital maintenance agreements that provide Primerica Life with statutory reinsurance credit for the 80% U.S. Coinsurance Agreement were replaced by Pecan Re and Swiss Re, respectively. No material terms and conditions of the 80% U.S. Coinsurance Agreement and the related trust and capital maintenance agreements were modified.

We have also ceded 80% of our Canadian term life insurance business in force at year-end 2009 in an IPO coinsurance agreement (the “80% Canada Coinsurance Agreement”) originally between Primerica Life Canada and Financial Reassurance Company 2010, Ltd. (“FRAC”).  On September 23, 2016, Munich American Reassurance Company acquired FRAC from Citigroup. As part of this transaction, Munich Re of Malta, an insurance company owned by Munich American Reassurance Company, ultimately assumed FRAC’s obligations under the 80% Canada Coinsurance Agreement through a novation agreement (the “Munich Re Novation Agreement”). No material terms and conditions of the 80% Canada Coinsurance Agreement were modified.

In a fourth IPO coinsurance agreement, the 10% Coinsurance Agreement, we have ceded to Prime Re 10% of our U.S. (except New York) term life insurance business in force at year-end 2009 subject to an experience refund provision. As the 10% Coinsurance Agreement includes an experience refund provision, it does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the economic reserves. The deposit asset held in support of this agreement was $202.4 million and $181.9 million at December 31, 2016 and 2015, respectively. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on the deposit asset is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. In exchange for our consent to the Swiss Re Novation Agreement discussed above, the finance charge on the statutory reserves in excess of economic reserves funded by Prime Re in support of the 10% Coinsurance Agreement was reduced from 3.0% to 2.0% beginning on July 1, 2015 and then from 2.0% to 0.5% beginning on January 1, 2016. This finance charge is reflected in interest expense in our consolidated statements of income.

The following table represents the Company’s in-force life insurance at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

	(Dollars in thousands)
Direct life insurance in force	$731,822,070	$696,939,187
Amounts ceded to other companies	(643,364,460)	(616,255,740)
Net life insurance in force	$88,457,610	$80,683,447
Percentage of reinsured life insurance in force	88%	88%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	December 31, 2016		December 31, 2015
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Pecan Re Inc.(1) (2)	$2,754,424	NR	$-	-
Prime Reinsurance Company(2)	-	-	2,692,721	NR
SCOR Global Life Reinsurance Companies(3)	355,759	A	362,195	A
Munich Re of Malta (2) (5)	282,382	NR	-	-
Financial Reassurance Company 2010, Ltd.(2)	-	-	270,306	NR
Swiss Re Life & Health America Inc.(4)	249,299	A+	254,461	A+
American Health and Life Insurance Company	176,010	B	176,790	B
Munich American Reassurance Company	106,471	A+	101,466	A+
Korean Reinsurance Company	96,921	A	91,605	A
RGA Reinsurance Company	84,473	A+	81,217	A+
TOA Reinsurance Company	23,977	A+	22,242	A+
Hannover Life Reassurance Company	22,929	A+	20,650	A+
All other reinsurers	40,917	-	36,975	-
Due from reinsurers	$4,193,562		$4,110,628

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

(5)     This entity, which is rated AA- by S&P, ultimately assumed FRAC's obligations under the 80% Canada Coinsurance Agreement as a result of the Munich Re Novation Agreement.

Certain reinsurers with which we do business receive group ratings. Individually, those reinsurers are SCOR Global Life Americas Reinsurance Company, SCOR Global Life U.S.A. Reinsurance Company, SCOR Global Life Re Insurance Company of Delaware, and SCOR Global Life of Canada.

The IPO coinsurance agreements include provisions to ensure that Primerica Life, Primerica Life Canada and NBLIC receive full regulatory credit for the reinsurance treaties. Under these agreements, the ceded business can be recaptured with no fee in the event the IPO reinsurers do not comply with the various safeguard provisions in their respective IPO coinsurance agreements. Pecan Re also has entered into a capital maintenance agreement requiring Swiss Re to provide additional funding, if needed, at any point during the term of the agreement up to the maximum as described in the capital maintenance agreement.

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

In determining DAC amortization expense for term life insurance policies, we use interest rates available at the time a policy is issued. For policies issued in 2010 and after, we have been using an increasing interest rate assumption based on the historically low interest rate environment. Interest rate assumptions at December 31, 2016 and 2015 ranged from 3.5% to 7.0%.

DAC is subject to recoverability testing annually and when impairment indicators exist. The recoverability of DAC is dependent on the future profitability of the related policies, which, in turn, is dependent principally upon mortality, persistency, investment returns, and the expense of administering the business, as well as upon certain economic variables, such as inflation.

The balances and activity in DAC were as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
DAC balance, beginning of period	$1,500,259	$1,351,180	$1,208,466
Capitalization	387,396	339,639	303,543
Amortization	(180,582)	(157,727)	(144,378)
Foreign exchange translation and other	5,992	(32,833)	(16,451)
DAC balance, end of period	$1,713,065	$1,500,259	$1,351,180

(8) Separate Accounts

The Funds primarily consist of a series of branded investment funds known as the Asset Builder Funds, a registered retirement fund known as the Strategic Retirement Income Fund (“SRIF”), and a money market fund known as the Cash Management Fund. The principal investment objective of the Asset Builder Funds is to achieve long-term growth while preserving capital. The principal objective of the SRIF is to provide a stream of investment income during retirement plus the opportunity for modest capital appreciation. The Asset Builder Funds and the SRIF use diversified portfolios of publicly-traded Canadian stocks, investment-grade corporate bonds, Government of Canada bonds, and foreign equity investments to achieve their objectives. The Cash Management Fund invests in government guaranteed short-term bonds and short-term commercial and bank papers, with the principal investment objective being the provision of interest income while maintaining liquidity and preserving capital.

Under these contract offerings, benefit payments to contract holders or their designated beneficiaries are only due upon death of the annuitant or upon reaching a specific maturity date. Benefit payments are based on the value of the contract holder’s units in the portfolio at the payment date, but are guaranteed to be no less than 75% of the contract holder’s contribution, adjusted for withdrawals. Account values are not guaranteed for withdrawn units if contract holders make withdrawals prior to the maturity dates. Maturity dates for contracts investing in the Asset Builder Funds and Cash Management Fund vary by contract and range from 10 years from the contract issuance date to December 31, 2070. Contracts investing in the SRIF mature when the policyholder reaches age 100, which is a minimum of 20 years after issue. The SRIF is designed to provide periodic retirement income payments and as such, regular withdrawals, subject to legislated minimums, are anticipated. The cumulative effects of the periodic withdrawals are expected to substantially reduce both account and minimum guaranteed values prior to maturity.

Both the asset and the liability for the separate accounts reflect the net value of the underlying assets in the portfolio as of the reporting date. Primerica Life Canada’s exposure to losses under the guarantee at the time of account maturity is limited to contract holder accounts that have declined in value more than 25%, adjusted for withdrawals, since the contribution date prior to maturity. Because maturity dates are of a long-term nature, the likelihood guarantee payments are required at any given point is very small. Additionally, the portfolios consist of a very large number of individual contracts, further spreading the risk related to the guarantee being exercised upon death. The length of the contract terms provides significant opportunity for the underlying portfolios to recover any short-term losses prior to maturities or deaths of the contract holders. Furthermore, the funds’ investment allocations are aligned with the maturity risks of the related contracts and include investments in Government Strip Bonds and floating-rate notes.

We periodically assess the exposure related to these contracts to determine whether any additional liability should be recorded. As of December 31, 2016 and 2015, an additional liability for these contracts was deemed to be unnecessary.

The following table represents the fair value of assets supporting separate accounts by major investment category:

	Year ended December 31,
	2016	2015
	(In thousands)
Fixed-income securities	$999,435	$932,934
Equity securities	1,264,270	1,109,610
Cash and cash equivalents	30,064	24,003
Due to/from funds	(5,941)	(2,817)
Other	125	169
Total separate accounts assets	$2,287,953	$2,063,899

(9) Insurance Reserves

Changes in policy claims and other benefits payable were as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Policy claims and other benefits payable, beginning of period	$238,157	$245,829	$238,750
Less reinsured policy claims and other benefits payable	263,003	264,049	248,185
Net balance, beginning of period	(24,846)	(18,220)	(9,435)
Incurred related to current year	143,518	138,139	129,869
Incurred related to prior years	(522)	212	674
Total incurred	142,996	138,351	130,543
Claims paid related to current year, net of reinsured policy claims received	(203,015)	(167,621)	(155,357)
Reinsured policy claims received related to prior years, net of claims paid	29,546	23,661	21,881
Total paid	(173,469)	(143,960)	(133,476)
Sale of DBL	-	-	(5,047)
Foreign currency translation	260	(1,017)	(805)
Net balance, end of period	(55,059)	(24,846)	(18,220)
Add reinsured policy claims and other benefits payable	323,195	263,003	264,049
Balance, end of period	$268,136	$238,157	$245,829

See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for details regarding the accounting for policyholder liabilities.

(10) Debt

Notes Payable. Notes payable consisted of the following:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
4.75% Senior Notes, due July 15, 2022	$375,000	$375,000
Unamortized issuance discount on notes payable	(359)	(415)
Total notes payable	$374,641	$374,585

At December 31, 2016, we had $375.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in 2012 at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15, and are scheduled to mature on July 15, 2022. We were in compliance with the covenants of the Senior Notes at December 31, 2016. No events of default occurred on the Senior Notes during the year ended December 31, 2016.

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

Surplus Note. As of December 31, 2016, the principal amount outstanding on the Surplus Note issued by Vidalia Re was approximately $503.2 million, equal to the principal amount of the LLC Note invested asset. The Surplus Note was issued in exchange for the LLC Note, which supports certain obligations of Vidalia Re for a portion of the statutory accounting-based reserves (commonly referred to as Regulation XXX reserves) related to the Vidalia Re Coinsurance Agreement. The principal amount of the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of reserves contractually supported. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for ceded policies issued in 2011, 2012, 2013, and 2014, the maximum principal amounts of the Surplus Note and the LLC Note are expected to be approximately $915.0 million each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the credit enhancement feature underlying the LLC Note. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

See Note 4 (Investments) for more information on the LLC Note.

(11) Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2016
Federal	$47,980	$50,758	$98,738
Foreign	23,102	(4,710)	18,392
State and local	2,783	(1,732)	1,051
Total tax expense	$73,865	$44,316	$118,181

Year ended December 31, 2015
Federal	$46,175	$36,723	$82,898
Foreign	14,600	3,161	17,761
State and local	2,043	(1,592)	451
Total tax expense	$62,818	$38,292	$101,110

Year ended December 31, 2014
Federal	$44,356	$31,590	$75,946
Foreign	24,403	(4,826)	19,577
State and local	1,372	(1,007)	365
Total tax expense	$70,131	$25,757	$95,888

Total income tax expense from continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the statutory federal tax rate of 35%. The reconciliation for such difference follows:

	Year ended December 31,
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$118,450	35.0%	$101,843	35.0%	$96,503	35.0%
Difference between foreign statutory rate and U.S. statutory rate	(5,665)	(1.7)%	(5,531)	(1.9)%	(6,271)	(2.3)%
Residual U.S. income taxes on foreign earnings not permanently reinvested	3,855	1.1%	3,810	1.3%	3,067	1.1%
Other	1,541	0.6%	988	0.3%	2,589	1.0%
Total tax expense / effective rate	$118,181	35.0%	$101,110	34.7%	$95,888	34.8%

The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Future policy benefit reserves and unpaid policy claims	$223,845	$210,164
Intangibles and tax goodwill	36,261	39,977
Future deductible liabilities	19,831	17,741
Share-based compensation	15,592	15,698
Other	11,528	8,962
Total deferred tax assets	$307,057	$292,542

Deferred tax liabilities:
Deferred policy acquisition costs	$(366,144)	$(319,250)
Investments	(16,769)	(6,893)
Unremitted earnings on foreign subsidiaries	(2,700)	(2,297)
Reinsurance deposit asset	(70,852)	(63,661)
Other	(11,864)	(11,978)
Total deferred tax liabilities	(468,329)	(404,079)
Net deferred tax liabilities	$(161,272)	$(111,537)

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

The Company has state net operating losses resulting in a deferred tax asset of approximately $10.6 million, which are available for use through 2034. The Company has no other material net operating loss or credit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, there was no deferred tax asset valuation allowance at December 31, 2016 or 2015.

The Company has direct ownership of a group of controlled foreign corporations in Canada. We have asserted a position of permanent reinvestment for the difference in share basis and certain operational earnings. Such operational earnings if not permanently reinvested would have generated a deferred tax liability of approximately $11.0 million as of December 31, 2016. For those operational earnings for which we have not made a permanent reinvestment assertion, we have established a deferred tax liability to account for the tax liability that will occur upon repatriation of such earnings. As of December 31, 2016, we had approximately $28.0 million in Canadian operational earnings available to be repatriated to the U.S. for which we have not made a permanent reinvestment assertion.

The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $11.7 million and $9.3 million as of December 31, 2016 and 2015, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. As of December 31, 2016 and 2015, the total amount of accrued interest and penalties in the consolidated balance sheets was approximately $2.1 million and $2.0 million, respectively. Additionally, we recognized interest related to unrecognized tax benefits in the consolidated statements of income of less than $0.2 million of expense in 2016, 2015, and 2014.

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
	(In thousands)
Unrecognized tax benefits, beginning of period	$13,939	$16,014
Change in prior period unrecognized tax benefits	8	(146)
Change in current period unrecognized tax benefits	2,840	2,191
Reductions as a result of a lapse in statute of limitations	(1,976)	(4,120)
Unrecognized tax benefits, end of period	$14,811	$13,939

We have no penalties included in calculating our provision for income taxes. There is no significant change that is reasonably possible to occur within twelve months of the reporting date.

In connection with our corporate reorganization, we entered into a tax separation agreement with Citigroup, whereby Citigroup agreed to indemnify the Company against any consolidated, combined, affiliated, unitary or similar federal, state or local income tax liability related to any taxable period ending on or before April 2010. As of December 31, 2016, the Company had a Citigroup tax indemnification asset of $0.7 million.

The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the year ended December 31, 2010 and for the years ended December 31, 2013 and thereafter for federal income tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2012 and thereafter for federal and provincial income tax purposes. For those periods prior to the IPO, we are fully indemnified by Citigroup.

(12) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Common stock, beginning of period	48,297	52,169	54,834
Shares issued for stock options exercised	148	89	4
Shares of common stock issued upon lapse of RSUs	516	574	502
Common stock retired	(3,240)	(4,535)	(3,171)
Common stock, end of period	45,721	48,297	52,169

The above reconciliation excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of December 31, 2016, we had a total of approximately 1.1 million RSUs and 18 thousand PSUs outstanding.

On August 13, 2015, our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock (the “share repurchase program”) for purchases through December 31, 2016. Under the share repurchase program we repurchased 4,169,467 shares of our common stock in the open market for an aggregate purchase price of approximately $200.0 million through December 31, 2016, fully exhausting the program. On November 17, 2016, the Board of Directors authorized a new share repurchase program for up to $200.0 million of our outstanding common shares for purchases through June 30, 2018. Repurchases under this new program began in January 2017.

(13) Earnings Per Share

The Company has outstanding common stock and equity awards that consist of RSUs, PSUs and stock options. The RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations.

Unvested RSUs are deemed participating securities for purposes of calculating EPS as they maintain dividend rights. We calculate EPS using the two-class method. Under the two-class method, we allocate earnings to common shares and vested RSUs outstanding for the period. Earnings attributable to unvested participating securities, along with the corresponding share counts, are excluded from EPS as reflected in our consolidated statements of income.

In calculating basic EPS, we deduct any dividends and undistributed earnings allocated to unvested RSUs from net income and then divide the result by the weighted-average number of common shares and vested RSUs outstanding for the period.

We determine the potential dilutive effect of PSUs and stock options outstanding (“contingently-issuable shares”) on EPS using the treasury-stock method. Under this method, we determine the proceeds that would be received from the issuance of the contingently- issuable shares if the end of the reporting period were the end of the contingency period. The proceeds from the contingently-issuable shares include: the remaining unrecognized compensation expense of the awards, the cash received for the exercise price on stock options, and the resulting effect on the income tax deduction from the vesting of PSUs and the exercise of stock options. We then use the average market price of our common shares during the period the contingently-issuable shares were outstanding to determine how many shares we could repurchase with the proceeds raised from the issuance of the contingently-issuable shares. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares and vested RSUs by incorporating the increased fully-diluted share count to determine diluted EPS.

The calculation of basic and diluted EPS follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands, except per-share amounts)
Basic EPS:
Numerator (continuing operations):
Income from continuing operations	$219,414	$189,871	$179,834
Income attributable to unvested participating securities	(1,835)	(1,572)	(2,038)
Income from continuing operations used in calculating basic EPS	$217,579	$188,299	$177,796
Numerator (discontinued operations):
Income from discontinued operations	$-	$-	$1,578
Income attributable to unvested participating securities	-	-	(18)
Income from discontinued operations used in calculating basic EPS	$-	$-	$1,560
Denominator:
Weighted-average vested shares	47,411	50,881	54,567
Basic EPS from continuing operations	$4.59	$3.70	$3.26
Basic EPS from discontinued operations	$-	$-	$0.03

Diluted EPS:
Numerator (continuing operations):
Income from continuing operations	$219,414	$189,871	$179,834
Income attributable to unvested participating securities	(1,833)	(1,571)	(2,037)
Income from continuing operations used in calculating diluted EPS	$217,581	$188,300	$177,797
Numerator (discontinued operations):
Income from discontinued operations	$-	$-	$1,578
Income attributable to unvested participating securities	-	-	(18)
Income from discontinued operations used in calculating diluted EPS	$-	$-	$1,560
Denominator:
Weighted-average vested shares	47,411	50,881	54,567
Dilutive effect of incremental shares to be issued for equity awards	42	32	31
Weighted-average shares used in calculating diluted EPS	47,453	50,913	54,598
Diluted EPS from continuing operations	$4.59	$3.70	$3.26
Diluted EPS from discontinued operations	$-	$-	$0.03

(14) Share-Based Transactions

The Company has outstanding equity awards under its Omnibus Incentive Plan (“OIP”). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employees who serve on our Board of Directors (“directors”), and sales force leaders under the OIP. As of December 31, 2016, we had approximately 0.9 million shares available for future grants under this plan.

Employee and Director Share-Based Compensation. As of December 31, 2016, the Company had outstanding RSUs, PSUs, and stock options issued to our management (officers and other key employees), as well as RSUs issued to our directors, under the OIP.

Restricted Stock and RSUs.

•

Prior to 2014, management of the Company’s U.S. based subsidiaries received restricted stock and management of the Company’s Canadian subsidiaries received RSUs. These awards have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

Beginning in 2014, management (regardless of geography) received RSUs that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date, but also provide for such awards to vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The “retirement eligible” provision is expected to be included in all future management grants.

•

Beginning in 2014, directors received RSUs that have time-based vesting requirements with equal and annual graded vesting over four quarters subsequent to the grant date. These awards contain post-vesting sale restrictions until the director no longer serves on our Board.

•	In addition, certain directors elected to defer their cash and/or equity retainers into deferred RSUs, which vest immediately or, if applicable, on the dates the RSUs would have vested.

All of our outstanding management and director RSU awards are eligible for dividend equivalents regardless of vesting status.

In connection with our granting of management and director restricted stock and RSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Total management and director restricted stock and RSUs	$11,067	$13,839	$15,726
Tax benefit associated with total management and director restricted stock and RSU award expense	3,715	4,668	5,322

The following table summarizes management and director restricted stock and RSU activity during the years ended December 31, 2016, 2015, and 2014.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee restricted stock and RSUs, December 31, 2013	722	$28.67
Granted	279	41.31
Forfeited	(13)	30.49
Vested	(408)	28.53
Unvested employee restricted stock and RSUs, December 31, 2014	580	34.67
Granted	246	52.75
Forfeited	(8)	41.98
Vested	(428)	35.43
Unvested employee restricted stock and RSUs, December 31, 2015	390	45.07
Granted	225	42.86
Forfeited	-	-
Vested	(219)	42.28
Unvested employee restricted stock and RSUs, December 31, 2016	396	$45.37

As of December 31, 2016, total compensation cost not yet recognized in our financial statements related to management and director RSU awards with time-based vesting conditions yet to be reached was approximately $4.3 million, and the weighted-average period over which cost will be recognized was 0.7 years.

PSUs.

•

In 2016 the Company began issuing PSUs to certain of its executive officers under the OIP as part of their annual equity compensation. A total of 18,385 PSUs were granted on February 24, 2016 with a measurement-date fair value of $41.88 per unit.

•

PSU awards include a performance target of a specified average annual Return on Adjusted Equity (“ROAE”) for the Company over the three year performance period from January 1, 2016 through December 31, 2018, as well as a threshold ROAE and an ROAE at which the maximum number of shares can be earned. The awards cliff vest two months after the performance period ends, on March 1, 2019. Depending on the ROAE achieved within the specified range, recipients may receive shares of common stock equal to between 0% and 150% of the number of PSUs granted. In addition, PSUs accrue forfeitable dividend equivalents, which are also paid out based on the number of shares earned.

•

PSU awards provide for vesting upon the voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. The number of shares that will be earned for a retirement-eligible employee is equal to the amount calculated using the Company’s actual average annual three-year ROAE ending on the last day of the performance period, even if that employee retires prior to the completion of the performance period.

•	For the purposes of recognizing PSU related expense, we are estimating a level of performance that would result in a vesting amount of approximately 100% of the PSUs granted.

In connection with our granting of PSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Total management PSU awards	$614	n/a	n/a
Tax benefit associated with total management PSU award expense	215	n/a	n/a

The following table summarizes PSU activity during the year ended December 31, 2016.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee PSUs, December 31, 2015	-	n/a
Granted	18	$41.88
Forfeited	-	-
Vested	-	-
Unvested employee PSUs, December 31, 2016	18	41.88

As of December 31, 2016, total unrecognized compensation related to PSU awards was approximately $0.2 million, and the weighted-average period over which cost will be recognized was 0.8 years.

Stock Options. Beginning in 2013, the Company issued stock options to certain of its executive officers under the OIP as part of their annual equity compensation. Stock options are generally granted with an exercise price equal to the fair market value of our common stock on the grant date, and they expire 10 years from the date of grant. These options have time-based restrictions with equal and annual graded vesting over a three-year period. Stock options issued in 2014 and thereafter provide for such awards to vest upon the voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. Upon retirement, employees have the lesser of three years or the remaining option term to exercise any vested options. We currently do not anticipate issuing any new stock options pursuant to our current employee compensation program.

Compensation expense and related tax benefits recognized for stock option awards were as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Expense recognized for stock option awards	$851	$643	$1,803
Tax benefit recognized for stock option awards	298	225	631

The fair value of each option was estimated on the date of grant using the Black-Scholes model. We derived expected volatility after considering the historical volatility of our own stock, which has been trading since April 1, 2010. The Company’s per share dividend yield as of the grant date was used as the input for the expected dividend payout on the underlying shares. The risk-free interest rate was based on the U.S. Treasury yield for a term approximating the expected life of the options at the time of grant. The Company used a blended approach to develop the expected term that considered both actual exercise activity where available along with the simplified method where historical information was not available. All inputs into the Black-Scholes model were estimates made at the time of grant. The actual realized value of each option grant could materially differ from these estimates, which would have no impact on future reported compensation expense.

The following assumptions were used to estimate the fair value of stock options granted:

	Year ended December 31,
	2016	2015	2014
Expected volatility	25.00%	24.00%	33.00%
Expected per share dividend yield	1.62%	1.20%	1.17%
Risk-free interest rate	1.23%	1.61%	1.81%
Expected term of options	5 years	5 years	6 years
Fair value per option	$8.21	$11.07	$12.54

The following table summarizes activity related to stock options outstanding and exercisable during the years ended December 31, 2016, 2015, and 2014.

	Outstanding		Exercisable
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
Outstanding at December 31, 2013	134	$32.63	—	n/a
Granted	116	41.20
Exercised	(4)	32.63
Outstanding at December 31, 2014	246	36.67	40	$32.63
Granted	46	53.50
Exercised	(89)	34.89
Outstanding at December 31, 2015	203	41.28	35	36.38
Granted	90	41.88
Exercised	(148)	38.24
Outstanding at December 31, 2016	145	44.75	6	53.50

Range of granted option exercise prices outstanding at December 31, 2016:

$41.20 (average term remaining - 7.1 years)	19	$41.20	—	n/a
$53.50 (average term remaining - 8.2 years)	37	53.50	6	$53.50
$41.88 (average term remaining - 9.2 years)	90	41.88	—	n/a

The aggregate intrinsic value represents the difference between the exercise price of our stock options and the quoted closing price of our common stock as of December 31, 2016. A summary of the intrinsic values of our stock options is as follows:

December 31, 2016
(In thousands)
Aggregate intrinsic value of exercisable stock options	$95
Aggregate intrinsic value of stock options expected to vest	3,443
Aggregate intrinsic value of stock options outstanding	$3,538

The intrinsic value, tax benefit realized and value of shares withheld related to option exercise activity are summarized as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Intrinsic value of options exercised	$2,755	$1,620	$53
Tax benefit realized from the options exercised	964	567	19
Value of issued shares withheld to satisfy option exercise price	5,509	2,966	142

As of December 31, 2016, there was approximately $0.5 million of total unrecognized compensation cost related to unvested options, and the weighted-average period over which cost will be recognized was approximately 0.7 years.

Non-Employee Share-Based Compensation. Non-employee share-based transactions relate to the granting of RSUs to members of our sales force (“agent equity awards”). Agent equity awards are generally granted as a part of quarterly contests for successful life insurance policy acquisitions and for sales of investment and savings products for which the grant and the service period occur within the same calendar quarter.

The following table summarizes non-employee RSU activity during the years ended December 31, 2016, 2015, and 2014.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2013	104	$36.44
Granted	295	45.08
Vested	(326)	41.23
Unvested non-employee RSUs, December 31, 2014	73	49.98
Granted	326	42.79
Vested	(326)	44.39
Unvested non-employee RSUs, December 31, 2015	73	42.83
Granted	236	48.45
Vested	(267)	44.82
Unvested non-employee RSUs, December 31, 2016	42	61.55

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

The following table presents the assumptions used in valuing quarterly RSU grants to agents:

	Year ended December 31,
	2016	2015	2014
Expected volatility	24% to 42%	18% to 35%	17% to 31%
Quarterly dividends expected	$0.17 to $0.18	$0.16	$0.12
Risk-free interest rates	Less than 2%	Less than 2%	Less than 2%

To the extent that these awards are an incremental direct cost of successful acquisitions of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, we defer and amortize the fair value of the awards in the same manner as other deferred policy acquisition costs. All agent equity awards that are not directly related to the acquisition of life insurance policies are recognized as expense over the requisite vesting period.

Details on the granting and valuation of these awards follow:

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per-share amounts)
Total quarterly non-employee RSUs granted	235,735	325,744	294,985
Measurement date per-share fair value of awards	$39.87 to $61.50	$40.98 to $46.71	$42.96 to $49.98
Illiquidity discounts	10% to 11%	8% to 9%	8% to 9%
Quarterly incentive awards expense recognized currently	$910	$466	$453
Quarterly incentive awards expense deferred	10,517	13,423	13,598
Tax benefit associated with incentive awards	3,674	4,454	4,500

As of December 31, 2016, all agent equity awards were fully vested with the exception of approximately 42,000 shares that vested on January 1, 2017. As such, any related compensation cost not recognized as either expense or DAC in our financial statements through December 31, 2016 is immaterial.

(15) Statutory Accounting and Dividend Restrictions

U.S. Insurance Subsidiaries. Our two underwriting U.S. insurance subsidiaries are Primerica Life and NBLIC. Primerica Life wholly owns Peach Re and Vidalia Re, and ceded to each in separate coinsurance arrangements certain level-premium term life insurance policies.

Our U.S. insurance subsidiaries are required to report their results of operations and financial position to state authorities on the basis of statutory accounting practices prescribed or permitted by such authorities and the National Association of Insurance Commissioners (“NAIC”), which is a comprehensive basis of accounting other than U.S. GAAP. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company’s principal life insurance company, Primerica Life, prepares its statutory financial statements on the basis of accounting practices prescribed or permitted by the NAIC and the Massachusetts Division of Insurance (“Massachusetts DOI”) and includes the statutory financial statements of its wholly owned insurance subsidiaries, NBLIC, Peach Re, and Vidalia Re. NBLIC’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the NAIC and the New York State Department of Financial Services, while the statutory financial statements of Peach Re and Vidalia Re are prepared on the basis of accounting practices prescribed or permitted by the NAIC or the Vermont Department of Financial Regulation (“Vermont DOI”). Our U.S. insurance subsidiaries’ ability to pay dividends to their parent is subject to and limited by the various laws and regulations of their respective states. There are no regulatory restrictions on the ability of the Parent Company to pay dividends (other than limitations under the Delaware General Corporation Code that provide that dividends on common stock shall be declared by the Board of Directors out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding prior fiscal year).

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

Primerica Life’s statutory capital and surplus and statutory unassigned surplus at December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Statutory capital and surplus	$572,748	$560,936
Statutory unassigned surplus	41,569	48,715

Primerica Life’s statutory net gain from operations was approximately $392.4 million, $436.3 million and $267.4 in 2016, 2015 and 2014, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2016. During 2016, Primerica Life paid ordinary dividends of $94.7 million to the Parent Company and had estimated ordinary dividend capacity of approximately $41.6 million as of January 1, 2017.

Primerica Life’s investment basis in NBLIC, Peach Re, and Vidalia Re reflect their statutory capital and surplus amounts recorded in accordance with statutory accounting practices prescribed or permitted by the NAIC and/or each subsidiary’s state of domicile; New York and Vermont. Peach Re was formed as a special-purpose financial captive insurance company and, with the explicit permission of the Vermont DOI, has included the value of a letter of credit serving as collateral for its policy reserves as an admitted asset in its statutory capital and surplus. This permitted accounting practice was critical to the organization and operational plans of Peach Re and explicitly included in the licensing order issued by the Vermont DOI. The impact of this permitted practice as of December 31, 2016 was approximately $408.7 million on Peach Re’s statutory capital and surplus. As of December 31, 2016, even if Peach Re had not been permitted to include the letter of credit as an admitted asset, Primerica Life would not have been below the minimum statutory capital and surplus level that triggers a regulatory action event. Vidalia Re does not have any permitted accounting practices that are not encompassed in prescribed statutory accounting practices.

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

Primerica Life Canada’s capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds projected capital requirements. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI’s capital guidelines. As of December 31, 2016 and 2015, Primerica Life Canada’s statutory capital and surplus satisfied regulatory requirements and was approximately $286.7 million and $252.6 million, respectively.

In Canada, dividends can be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. Primerica Life Canada’s dividend capacity at January 1, 2017 is estimated to be approximately $55.9 million, which is calculated based on its projection of maintaining internal target capital requirements under certain adverse capital scenarios during each year over the next five years. The actual amount of future dividends that Primerica Life Canada will declare and pay is also subject to the Company’s asserted position of permanent reinvestment of certain unremitted earnings discussed in Note 11 (Income Taxes).

(16) Commitments and Contingent Liabilities

Commitments. We lease office equipment and office and warehouse space under various noncancellable operating lease agreements that expire through June 2028. Total minimum rent expense was $7.0 million, $7.2 million, and $7.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. We had no contingent rent expense during 2016, 2015, or 2014. In March 2013, we began a 15-year lease agreement for our corporate headquarters in Duluth, Georgia with estimated minimum annual rental payments ranging from approximately $4.5 million at inception to approximately $5.6 million in year 15.

As of December 31, 2016, the minimum aggregate rental commitments for operating leases were as follows:

December 31, 2016
(In thousands)
2017	$6,895
2018	6,266
2019	5,804
2020	5,366
2021	5,306
Thereafter	35,075
Total minimum rental commitments for operating leases	$64,712

As of December 31, 2016 and 2015, we had no material capital leases.

Letter of Credit. Effective March 31, 2012, Peach Re entered into a Credit Facility Agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under the Peach Re Coinsurance Agreement.

Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term of approximately 14 years (the “LOC”) for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC periodically increased up to a maximum amount of approximately $507.0 million, which was reached in 2014. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities. As of December 31, 2016, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(17) Benefit Plans

We sponsor a defined contribution plan for the benefit of our employees. The expense associated with this plan was approximately $7.4 million, $6.7 million, and $6.5 million in 2016, 2015, and 2014, respectively.

(18) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$6,689	$(41,929)	$(20,527)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	81	(447)	(234)
Change in unrealized foreign currency translation gains (losses), net of income taxes	$6,608	$(41,482)	$(20,293)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$20,500	$(65,920)	$11,228
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	7,174	(23,074)	3,930
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	13,326	(42,846)	7,298

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(3,955)	1,596	$794
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(1,384)	560	278
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(2,571)	1,036	516
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$10,755	$(41,810)	$7,814

(19) Unaudited Quarterly Financial Data

In management’s opinion, the following quarterly consolidated financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited consolidated financial statements. Financial information for the quarters presented was prepared on a consolidated basis.

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per-share amounts)
Direct premiums	$597,130	$612,189	$616,587	$618,362
Ceded premiums	(395,333)	(406,683)	(399,676)	(398,867)
Net premiums	201,797	205,506	216,911	219,495
Commissions and fees	128,821	136,902	134,282	141,681
Net investment income	21,238	20,389	19,399	17,999
Realized investment gains (losses), including OTTI	(783)	3,440	(35)	1,465
Other, net	11,527	12,757	13,069	13,224
Total revenues	362,600	378,994	383,626	393,864
Total benefits and expenses	292,388	287,114	295,189	306,800
Income before income taxes	70,212	91,880	88,437	87,064
Income taxes	25,036	32,554	30,400	30,191
Net income	$45,176	$59,326	$58,037	$56,873
Earnings per share:
Basic earnings per share	$0.92	$1.23	$1.22	$1.21
Diluted earnings per share	$0.92	$1.23	$1.22	$1.21

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per-share amounts)
Direct premiums	$577,458	$588,248	$587,882	$591,856
Ceded premiums	(397,540)	(406,854)	(393,987)	(396,838)
Net premiums	179,918	181,394	193,895	195,018
Commissions and fees	132,835	139,150	132,368	132,794
Net investment income	21,173	19,075	18,715	17,546
Realized investment gains (losses), including OTTI	1,284	597	(259)	(3,360)
Other, net	9,445	10,171	10,990	11,453
Total revenues	344,655	350,387	355,709	353,451
Total benefits and expenses	277,846	273,562	280,756	281,057
Income before income taxes	66,809	76,825	74,953	72,394
Income taxes	23,408	27,652	25,603	24,445
Net income	$43,401	$49,173	$49,350	$47,949
Earnings per share:
Basic earnings per share	$0.82	$0.94	$0.98	$0.97
Diluted earnings per share	$0.82	$0.94	$0.98	$0.97

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2016 and 2015.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Primerica, Inc.:

We have audited Primerica, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Primerica, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Primerica, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

February 27, 2017

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K and as described below, portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2016, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.

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

Except for the information above and the information set forth in Part I, Item X. Executive Officers and Certain Significant Employees of the Registrant, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 1: Election of Eleven Directors;
•	Governance — Director Independence;
•	Governance — Code of Conduct;
•	Board of Directors — Board Members;
•	Board of Directors — Board Committees;
•	Board of Directors — Other Director Matters;
•	Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance;
•	Executive Compensation — Employment Agreements with our Executive Team Members;
•	Audit Committee Matters — Audit Committee Report; and
•	Related Party Transactions — Transactions with Citigroup.
Item 11.	Executive Compensation.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Board of Directors — Board Committees — Compensation Committee;
•	Board of Directors — Director Compensation; and
•	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the information set forth in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Stock Ownership — Ownership of our Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Introductory paragraph to Governance;
•	Governance — Director Independence;
•	Board of Directors — Board Committees; and
•	Related Party Transactions.
Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 5: Ratification of the Appointment of KPMG LLP as Our Independent Registered Public Accounting Firm;
•	Board of Directors — Board Committees — Audit Committee; and
•	Audit Matters — Fees and Services of KPMG.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica's Current Report on Form 8-K dated April 1, 2015 (Commission File No. 001-34680).
4.1	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
10.1	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001- 34680).
10.2	Amended and Restated 80% Coinsurance Agreement dated March 31, 2016 by and between Primerica Life Insurance Company and Pecan Re Inc.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.3	10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.4	Amendment No. 1 dated as of October 5, 2015 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.29 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 001-34680).
10.5	Amendment No. 2 dated as of January 25, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.6	Amendment No. 3 dated as of March 31, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.7	Amended and Restated 80% Coinsurance Trust Agreement dated March 31, 2016 among Primerica Life Insurance Company, Pecan Re Inc. and The Bank of New York Mellon.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.8

Amendment No. 1 dated as of March 30, 2016 to the 80% Coinsurance Trust Agreement dated March 29, 2010 among Prime Reinsurance Company, Inc. Primerica Life Insurance Company, and The Bank of New York Mellon.

Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.9

Amendment No. 2 dated as of March 31, 2016 to the 80% Coinsurance Trust Agreement dated March 29, 2010 among Prime Reinsurance Company, Inc. Pecan Re Inc., Primerica Life Insurance Company, and The Bank of New York Mellon.

Incorporated by reference to Exhibit 10.4 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.10	10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.8 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.11

Amendment No. 1 dated as of March 31, 2016 to the 10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Prime Reinsurance Company, Inc. Primerica Life Insurance Company, and The Bank of New York Mellon.

Incorporated by reference to Exhibit 10.5 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.12	10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.9 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).

10.13

Amendment No. 1 dated as of March 31, 2016 to the 10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Prime Reinsurance Company, Inc. Primerica Life Insurance Company, and The Bank of New York Mellon.

Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.14	Amended and Restated Capital Maintenance Agreement dated as of March 31, 2016 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.7 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.15	Assignment, Transfer and Novation Agreement dated as of March 31, 2016 among Prime Reinsurance Company, Inc. Pecan Re Inc. and Primerica Life Insurance Company.	Incorporated by reference to Exhibit 10.9 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.16	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.11 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.17	Trust Agreement dated March 29, 2010 among National Benefit Life Insurance Company, American Health and Life Insurance Company and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.12 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.18

Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010, Ltd. (currently known as Munich Re Life Insurance Company of Vermont).

Incorporated by reference to Exhibit 10.13 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.19	Coinsurance Amending Agreement dated as of December 31, 2011 among Primerica Life Insurance Company and Financial Reassurance Company 2010, Ltd.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.20

Coinsurance Amending Agreement dated as of October 20, 2016 among Primerica Life Insurance Company, Munich Re Life Insurance Company of Vermont (formerly known as Financial Reassurance Company 2010, Ltd.) and Munich-American Holding Corporation.

Filed with the Securities and Exchange Commission as part of this Annual Report.
10.21	Monitoring and Reporting Agreement dated as of March 31, 2016 by and among Primerica Life Insurance Company and Pecan Re Inc.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.22	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.42 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.23

Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010 Ltd. (currently known as Munich Re Life Insurance Company of Vermont).

Incorporated by reference to Exhibit 10.43 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.24*	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.25*	Primerica, Inc. Amended and Restated 2010 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.22 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 001-34680).
10.26*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.27*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 awards).	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.28*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2015 awards).	Incorporated by reference to Exhibit 10.19 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.29*	Form of U.S. Employee Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.30*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2013 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.31*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.32*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2015 awards).	Incorporated by reference to Exhibit 10.22 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).

10.33*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.34	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2013 awards).	Incorporated by reference to Exhibit 10.19 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 001-34680).
10.35	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014, 2015 and 2016 awards).	Incorporated by reference to Exhibit 10.24 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.36*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
10.37*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.38*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.5 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.39*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 10.30 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.40*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 99.6 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.41*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 10.32 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.42*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.7 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.43*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 10.34 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.44	Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
12.1	Statement re Computation of Ratios.	Filed with the Securities and Exchange Commission as part of this Annual Report.
21.1	Subsidiaries of the Registrant.	Filed with the Securities and Exchange Commission as part of this Annual Report.
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
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
(1)

Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of  Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(c) Financial Statement Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL

STATEMENT SCHEDULES

The Board of Directors and Stockholders of Primerica, Inc.:

Under date of February 27, 2017, we reported on the consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia

February 27, 2017

Schedule I

Consolidated Summary of Investments — Other Than Investments in Related Parties

PRIMERICA, INC.

	December 31, 2016
Type of Investment	Amortized cost or cost	Fair value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds(1):
United States Government and government agencies and authorities	$100,123	$105,087	$105,087
States, municipalities and political subdivisions	43,951	45,724	45,724
Foreign governments	126,274	131,306	131,306
Public utilities	-	-	-
Convertibles and bonds with warrants attached	2,597	2,863	2,863
All other corporate bonds(2)	1,968,909	2,024,042	2,014,257
Certificates of deposit	-	-	-
Redeemable preferred stocks	3,442	3,814	3,814
Total fixed maturities	2,245,296	2,312,836	2,303,051

Equity securities:
Common stocks:
Public utilities	4,909	8,312	8,312
Banks, trusts and insurance companies	6,808	9,027	9,027
Industrial, miscellaneous and all other	7,834	9,837	9,837
Nonredeemable preferred stocks	17,267	17,718	17,718
Total equity securities	36,818	44,894	44,894
Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	30,916	30,916	30,916
Other long-term investments	-	-	-
Short-term investments	-	-	-
Total investments	$2,313,030	$2,388,646	$2,378,861

(1)	Mortgage-and asset-backed securities are included in the investment types listed based on the entity-type that issued these securities.
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

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Balance Sheets

	December 31,
	2016	2015
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: ($52,537 in 2016 and $71,419 in 2015)	$53,953	$71,437
Trading securities, at fair value (cost: $51 in 2016 and $0 in 2015)	51	-
Total investments	54,004	71,437
Cash and cash equivalents	13,992	15,029
Due from affiliates*	-	133
Other receivables	393	659
Income taxes	10,640	8,904
Investment in subsidiaries*	1,534,774	1,442,608
Total assets	1,613,803	1,538,770

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	372,919	372,552
Current income tax payable	2,552	2,311
Deferred income taxes	5,399	3,695
Due to affiliates*	1,108	3,912
Interest payable	8,214	8,214
Other liabilities	2,237	2,314
Commitments and contingent liabilities (see Note E)
Total liabilities	392,429	392,998
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2016 and 2015; issued and outstanding 45,721 shares in 2016 and 48,297 shares in 2015)	457	483
Paid-in capital	52,468	180,250
Retained earnings	1,138,851	952,804
Accumulated other comprehensive income, net of income tax	29,598	12,235
Total stockholders’ equity	1,221,374	1,145,772
Total liabilities and stockholders’ equity	$1,613,803	$1,538,770

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the accompanying report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Income

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Revenues:
Dividends from subsidiaries*	$189,582	$149,187	$319,740
Net investment income	1,695	2,224	1,010
Realized investment gains (losses), including other-than-temporary impairment losses	1,088	(1,762)	(1,574)
Total revenues	192,365	149,649	319,176
Expenses:
Interest expense	18,180	18,177	18,174
Other operating expenses	12,433	10,603	8,667
Total expenses	30,613	28,780	26,841
Income before income taxes	161,752	120,869	292,335
Income taxes	(7,019)	(7,124)	(7,540)
Income (loss) before equity in undistributed earnings of subsidiaries	168,771	127,993	299,875
Equity in undistributed earnings of subsidiaries*	50,643	61,878	(118,463)
Net income	$219,414	$189,871	$181,412

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the accompanying report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$219,414	$189,871	$181,412
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	9,846	(41,171)	7,296
Change in unrealized holding gains/(losses) on investment securities	2,487	(2,745)	(778)
Reclassification adjustment for realized investment (gains) losses included in net income	(1,088)	1,762	1,574
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains of subsidiaries	6,689	(41,929)	(20,527)
Total other comprehensive income (loss) before income taxes	17,934	(84,083)	(12,435)
Income tax expense (benefit) related to items of other comprehensive income (loss)	571	(791)	44
Other comprehensive income (loss), net of income taxes	17,363	(83,292)	(12,479)
Total comprehensive income	$236,777	$106,579	$168,933

See the accompanying notes to condensed financial statements.

See the accompanying report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$219,414	$189,871	$181,412
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries* (1)	(89,820)	(74,814)	(70,472)
Deferred tax provision	167	(1,434)	(1,778)
Change in income taxes	(528)	(138)	979
Realized investment (gains) losses, including other-than-temporary impairments	(1,088)	1,762	1,574
Accretion and amortization of investments	(118)	808	203
Depreciation and amortization	-	6	23
Share-based compensation	1,227	1,031	998
Change in due to/from affiliates*	(2,671)	2,689	998
Trading securities sold, matured, or called (acquired), net	(51)	-	-
Change in other operating assets and liabilities, net	555	3,135	(550)
Net cash provided by (used in) operating activities	127,087	122,916	113,387

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed maturity securities — sold	29,759	71,019	45,312
Fixed-maturity securities — matured or called	79,914	100,900	53,512
Available-for-sale investments acquired:
Fixed-maturity securities(1)	(50,408)	(72,131)	(10,290)
Net cash provided by (used in) investing activities	59,265	99,788	88,534

Cash flows from financing activities:
Dividends paid	(33,367)	(32,807)	(26,512)
Common stock repurchased	(150,057)	(200,084)	(147,922)
Excess tax benefit on share-based compensation	5	61	163
Tax withholdings on share-based compensation	(3,970)	(7,615)	(6,377)
Cash proceeds from stock options exercised	-	136	-
Net cash provided by (used) in financing activities	(187,389)	(240,309)	(180,648)
Change in cash and cash equivalents	(1,037)	(17,605)	21,273

Cash and cash equivalents, beginning of period	15,029	32,634	11,361
Cash and cash equivalents, end of period	$13,992	$15,029	$32,634

Supplemental disclosures of cash flow information:
Interest paid	$17,813	$17,813	$17,813

*	Eliminated in consolidation.
(1)

Does not include $39.2 million, $12.9 million, and $188.9 million of fixed-maturity securities transferred from subsidiaries in the form of noncash dividends for the years ended December 31, 2016, 2015, and 2014, respectively.

See the accompanying notes to condensed financial statements.

See the accompanying report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Notes to Condensed Financial Statements

(A) Description of Business

Primerica, Inc. (“we”, “us” or the “Company”) is a holding company with our primary asset being the capital stock of our wholly owned operating subsidiaries, and our primary liability being $375.0 million in principal amount of senior unsecured notes issued in a public offering in 2012 (the “Senior Notes”). Our subsidiaries assist clients in meeting their needs for term life insurance, which our insurance subsidiaries underwrite, and mutual funds, annuities, managed investments and other financial products, which our subsidiaries distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc., a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada and PFSL Investments Canada Ltd.; and PFS Investments Inc., an investment products company and broker-dealer. Primerica Life, domiciled in Massachusetts, owns National Benefit Life Insurance Company, a New York insurance company. In addition, we established Peach Re, Inc. ("Peach Re") and Vidalia Re, Inc. (“Vidalia Re”) as special purpose financial captive insurance companies domiciled in Vermont and wholly owned subsidiaries of Primerica Life.

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

The most significant item that involves a greater degree of accounting estimates subject to change in the future is the determination of our investments in subsidiaries. Estimates for this and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

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

We were in compliance with the covenants of the Senior Notes at December 31, 2016. No events of default(s) occurred on the Senior Notes during the year ended December 31, 2016.

(D) Dividends

For the years ended December 31, 2016, 2015, and 2014, the Company received dividends from our non-life insurance subsidiaries of approximately $72.5 million, $86.5 million, and $71.3 million, respectively. For the years ended December 31, 2016, 2015, and 2014, the Company received dividends from our life insurance subsidiaries of approximately $117.0 million, $62.6 million, and $248.4 million, respectively.

(E) Commitments and Contingent Liabilities

Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re. In conjunction with these coinsurance agreements, we have capital maintenance agreements with both Peach Re and Vidalia Re. Each capital maintenance agreement requires us at times to make capital contributions to Peach Re and Vidalia Re to insure that their regulatory accounts, as defined in the coinsurance agreements with Primerica Life will not be less than $20.0 million for each financial captive insurance company. For Peach Re, the regulatory account will only be used to satisfy obligations under its coinsurance agreement after all other available assets have been used, including a letter of credit issued by Deutsche Bank for the benefit of Primerica Life. For Vidalia Re, the regulatory account will only be used to satisfy obligations under its coinsurance agreement after all other available assets have been used including its held-to-maturity security ultimately guaranteed by Hannover Life Reassurance Company of America.

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

Schedule III

Supplementary Insurance Information

PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned premiums	Other policy benefits and claims payable	Separate account liabilities
	(In thousands)
December 31, 2016
Term Life Insurance	$1,628,957	$5,464,851	$-	$258,774	$-
Investment and Savings Products	56,933	-	-	-	2,287,829
Corporate and Other Distributed Products	27,175	209,039	527	9,362	124
Total	$1,713,065	$5,673,890	$527	$268,136	$2,287,953

December 31, 2015
Term Life Insurance	$1,420,727	$5,221,188	$-	$227,384	$-
Investment and Savings Products	51,501	-	-	-	2,063,731
Corporate and Other Distributed Products	28,031	210,523	628	10,773	168
Total	$1,500,259	$5,431,711	$628	$238,157	$2,063,899

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
	(In thousands)
Year ended December 31, 2016
Term Life Insurance	$822,207	$7,634	$350,640	$172,812	$129,569	$-
Investment and Savings Products	-	-	-	6,148	374,117	-
Corporate and Other Distributed Products	21,502	71,391	17,015	1,622	129,566	844
Total	$843,709	$79,025	$367,655	$180,582	$633,252	$844

Year ended December 31, 2015
Term Life Insurance	$728,181	$5,985	$322,232	$147,980	$120,538	$-
Investment and Savings Products	-	-	-	7,951	367,301	-
Corporate and Other Distributed Products	22,043	70,524	17,083	1,796	128,340	908
Total	$750,224	$76,509	$339,315	$157,727	$616,179	$908

Year ended December 31, 2014
Term Life Insurance	$660,684	$4,444	$295,332	$133,331	$111,619	$-
Investment and Savings Products	-	-	-	8,734	356,351	-
Corporate and Other Distributed Products	23,831	82,029	16,085	2,313	137,607	934
Total	$684,515	$86,473	$311,417	$144,378	$605,577	$934

See the accompanying report of independent registered public accounting firm.

Schedule IV

Reinsurance

PRIMERICA, INC.

	Year ended December 31, 2016
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)
Life insurance in force	$731,822,070	$643,364,460	$-	$88,457,610	—%

Premiums:
Life insurance	$2,442,968	$1,600,125	$-	$842,843	—%
Accident and health insurance	1,300	434	-	866	—%
Total premiums	$2,444,268	$1,600,559	$-	$843,709	—%

	Year ended December 31, 2015
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)
Life insurance in force	$696,939,187	$616,255,740	$-	$80,683,447	—%

Premiums:
Life insurance	$2,343,877	$1,594,606	$-	$749,271	—%
Accident and health insurance	1,567	614	-	953	—%
Total premiums	$2,345,444	$1,595,220	$-	$750,224	—%

	Year ended December 31, 2014
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)
Life insurance in force	$686,267,407	$607,218,906	$-	$79,048,501	—%

Premiums:
Life insurance	$2,299,355	$1,615,847	$-	$683,508	—%
Accident and health insurance	1,977	970	-	1,007	—%
Total premiums	$2,301,332	$1,616,817	$-	$684,515	—%

See the accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Alison S. Rand	February 27, 2017
Alison S. Rand
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board	February 27, 2017
D. Richard Williams

/s/ John A. Addison, Jr.	Chairman of Primerica Distribution and Director	February 27, 2017
John A. Addison, Jr.

/s/ Glenn J. Williams	Chief Executive Officer (Principal Executive Officer)	February 27, 2017
Glenn J. Williams

/s/ Alison S. Rand	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017
Alison S. Rand

/s/ Joel M. Babbit	Director	February 27, 2017
Joel M. Babbit

/s/ P. George Benson	Director	February 27, 2017
P. George Benson

/s/ Gary L. Crittenden	Director	February 27, 2017
Gary L. Crittenden

/s/ Cynthia N. Day	Director	February 27, 2017
Cynthia N. Day

/s/ Mark Mason	Director	February 27, 2017
Mark Mason

/s/ Robert F. McCullough	Director	February 27, 2017
Robert F. McCullough

/s/ Beatriz R. Perez	Director	February 27, 2017
Beatriz R. Perez

/s/ Barbara A. Yastine	Director	February 27, 2017
Barbara A. Yastine