Form 10-Q
period 2017-03-31
Primerica, Inc.
filed 2017-05-10
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2017
Common Stock, $0.01 Par Value	45,502,370 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2017	December 31, 2016
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,768,726 in 2017 and $1,734,683 in 2016)	$1,832,228	$1,792,438
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $550,863 in 2017 and $513,015 in 2016)	535,160	503,230
Equity securities available-for-sale, at fair value (cost: $36,895 in 2017 and $36,818 in 2016)	46,437	44,894
Trading securities, at fair value (cost: $12,734 in 2017 and $7,382 in 2016)	12,737	7,383
Policy loans	32,969	30,916
Total investments	2,459,531	2,378,861
Cash and cash equivalents	185,762	211,976
Accrued investment income	17,654	16,520
Due from reinsurers	4,219,547	4,193,562
Deferred policy acquisition costs, net	1,767,681	1,713,065
Agent balances, due premiums and other receivables	215,567	210,448
Intangible assets, net (accumulated amortization: $76,082 in 2017 and $75,231 in 2016)	54,065	54,915
Income taxes	37,731	37,369
Other assets	356,139	334,274
Separate account assets	2,356,320	2,287,953
Total assets	$11,669,997	$11,438,943

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	5,736,313	5,673,890
Unearned premiums	511	527
Policy claims and other benefits payable	268,397	268,136
Other policyholders’ funds	373,733	363,038
Notes payable	373,011	372,919
Surplus note	534,435	502,491
Income taxes	237,719	225,006
Other liabilities	449,734	449,963
Payable under securities lending	93,326	73,646
Separate account liabilities	2,356,320	2,287,953
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	10,423,499	10,217,569

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2017 and 2016; issued and outstanding 45,550 shares in 2017 and 45,721 shares in 2016)	455	457
Paid-in capital	28,606	52,468
Retained earnings	1,182,039	1,138,851
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(12,082)	(13,193)
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	47,535	42,852
Net unrealized investment losses other-than-temporarily impaired	(55)	(61)
Total stockholders’ equity	1,246,498	1,221,374
Total liabilities and stockholders’ equity	$11,669,997	$11,438,943

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended March 31,
	2017	2016
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$627,698	$597,130
Ceded premiums	(399,769)	(395,333)
Net premiums	227,929	201,797
Commissions and fees	144,268	128,821
Investment income net of investment expenses	25,612	25,392
Interest expense on surplus note	(5,718)	(4,154)
Net investment income	19,894	21,238
Realized investment gains (losses), including other-than- temporary impairment losses	134	(783)
Other, net	12,939	11,527
Total revenues	405,164	362,600

Benefits and expenses:
Benefits and claims	102,385	90,977
Amortization of deferred policy acquisition costs	51,850	43,129
Sales commissions	73,704	66,643
Insurance expenses	37,621	33,130
Insurance commissions	4,899	4,147
Interest expense	7,127	7,173
Other operating expenses	52,736	47,189
Total benefits and expenses	330,322	292,388
Income before income taxes	74,842	70,212
Income taxes	22,772	25,036
Net income	$52,070	$45,176

Earnings per share:
Basic earnings per share	$1.12	$0.92
Diluted earnings per share	$1.11	$0.92

Weighted-average shares used in computing earnings per share:
Basic	46,301	48,550
Diluted	46,374	48,574

Supplemental disclosures:
Total impairment losses	$(211)	$(2,027)
Impairment losses recognized in other comprehensive income before income taxes	-	-
Net impairment losses recognized in earnings	(211)	(2,027)
Other net realized investment gains	345	1,244
Realized investment gains (losses), including other-than- temporary impairment losses	$134	$(783)

Dividends declared per share	$0.19	$0.17

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended March 31,
	2017	2016
	(In thousands)
Net income	$52,070	$45,176
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	7,281	24,717
Reclassification adjustment for realized investment (gains) losses included in net income	(68)	887
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income tax expense (benefit)	1,126	16,036
Total other comprehensive income (loss) before income taxes	8,339	41,640
Income tax expense (benefit) related to items of other comprehensive income (loss)	2,539	9,130
Other comprehensive income (loss), net of income taxes	5,800	32,510
Total comprehensive income	$57,870	$77,686

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended March 31,
	2017	2016
	(In thousands)
Common stock:
Balance, beginning of period	$457	$483
Repurchases of common stock	(5)	(12)
Net issuance of common stock	3	2
Balance, end of period	455	473

Paid-in capital:
Balance, beginning of period	52,468	180,250
Share-based compensation	12,489	10,580
Net issuance of common stock	(3)	(2)
Repurchases of common stock	(36,348)	(52,973)
Balance, end of period	28,606	137,855

Retained earnings:
Balance, beginning of period	1,138,851	952,804
Net income	52,070	45,176
Dividends	(8,882)	(8,295)
Balance, end of period	1,182,039	989,685

Accumulated other comprehensive income (loss):
Balance, beginning of period	29,598	12,235
Change in foreign currency translation adjustment, net of income tax expense (benefit)	1,111	15,868
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired, net of income tax expense (benefit)	4,683	16,640
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit)	6	2
Balance, end of period	35,398	44,745
Total stockholders’ equity	$1,246,498	$1,172,758

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three months ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$52,070	$45,176
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	71,124	62,000
Deferral of policy acquisition costs	(102,666)	(86,925)
Amortization of deferred policy acquisition costs	51,850	43,129
Change in income taxes	6,489	20,854
Excess tax benefits on share-based compensation	3,316	405
Realized investment (gains) losses, including other-than-temporary impairments	(134)	783
Accretion and amortization of investments	(340)	(597)
Depreciation and amortization	3,409	3,139
Change in due from reinsurers	(24,360)	(28,825)
Change in agent balances, due premiums and other receivables	(5,119)	(12,994)
Trading securities sold, matured, or called (acquired), net	(5,361)	(2,268)
Share-based compensation	9,743	7,483
Change in other operating assets and liabilities, net	(7,474)	(16,040)
Net cash provided by (used in) operating activities	52,547	35,320

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	28,538	25,104
Fixed-maturity securities — matured or called	46,430	86,609
Equity securities	9	-
Available-for-sale investments acquired:
Fixed-maturity securities	(105,464)	(55,886)
Equity securities	(120)	(99)
Purchases of property and equipment and other investing activities, net	(3,134)	(7,761)
Cash collateral received (returned) on loaned securities, net	19,680	15,901
Sales (purchases) of short-term investments using securities lending collateral, net	(19,680)	(15,901)
Net cash provided by (used in) investing activities	(33,741)	47,967

Cash flows from financing activities:
Dividends paid	(8,882)	(8,295)
Common stock repurchased	(29,858)	(49,943)
Tax withholdings on share-based compensation	(6,495)	(3,040)
Net cash provided by (used in) financing activities	(45,235)	(61,278)
Effect of foreign exchange rate changes on cash	215	1,414
Change in cash and cash equivalents	(26,214)	23,423
Cash and cash equivalents, beginning of period	211,976	152,294
Cash and cash equivalents, end of period	$185,762	$175,717

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2017 and December 31, 2016 and the statements of income, comprehensive income (loss), stockholders' equity and cash flows for the three months ended March 31, 2017 and 2016. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report").

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

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2016 Annual Report.

New Accounting Principles. In March 2016, the FASB issued Accounting Standards Update No 2016-09 (“ASU 2016-09”) Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 intends to simplify several aspects of the accounting for share-based payment transactions, including the recognition of income tax consequences of awards, the classification of awards as either equity or liabilities, the method of recognizing award forfeitures, and the presentation of items within the statement of cash flows. The most notable impact on the Company’s financial statements involved the change in accounting for the income tax consequences associated with share-based payment transactions in the income statement. Prior to the adoption of ASU 2016-09, the tax effect of the difference between the cumulative compensation cost of a share-based award recognized for financial reporting purposes and the deduction of the award for tax purposes (“excess tax benefits or deficiencies”) was recognized as an adjustment to additional paid-in capital in the statement of stockholders’ equity. The amendments in ASU 2016-09 require that the excess tax benefits or deficiencies be recognized as a reduction to or an increase of income tax expense in the income statement. We adopted the amendments in ASU 2016-09 pertaining to excess tax benefits or deficiencies during the first quarter of 2017 on a prospective basis, which resulted in a reduction of income tax expense of approximately $3.3 million for the excess tax benefit of share-based transactions for the three months ended March 31, 2017.  ASU 2016-09 also changes the presentation of excess tax benefits or deficiencies in the cash flow statement from a financing activity to an operating activity. Therefore, we have presented the excess tax benefits or deficiencies as cash flows from operating activities within the accompanying consolidated statements of cash flows for all periods presented. The adoption of all other amendments outlined in ASU 2016-09 had either no impact to our financial statements or an immaterial impact to our financial statements.

Future Application of Accounting Standards. Recent accounting guidance not discussed here or in the 2016 Annual Report is not applicable, is immaterial to our financial statements, or did not or is not expected to have a material impact on our business. For more information on recently-issued accounting guidance that has not yet been adopted, see Note 1 (Description of Business, Basis of Presentation, and Summary of Accounting Policies) to our consolidated financial statements within our 2016 Annual Report.

(2) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Revenues:
Term life insurance segment	$234,051	$206,097
Investment and savings products segment	140,407	124,917
Corporate and other distributed products segment	30,706	31,586
Total revenues	$405,164	$362,600

Net investment income:
Term life insurance segment	$2,303	$1,848
Investment and savings products segment	-	-
Corporate and other distributed products segment	17,591	19,390
Total net investment income	$19,894	$21,238

Amortization of DAC:
Term life insurance segment	$50,133	$41,225
Investment and savings products segment	1,734	1,919
Corporate and other distributed products segment	(17)	(15)
Total amortization of DAC	$51,850	$43,129

Non-cash share-based compensation expense:
Term life insurance segment	$1,775	$1,632
Investment and savings products segment	1,180	1,157
Corporate and other distributed products segment	6,788	4,694
Total non-cash share-based compensation expense	$9,743	$7,483

Income (loss) before income taxes:
Term life insurance segment	$49,022	$46,080
Investment and savings products segment	37,119	31,689
Corporate and other distributed products segment	(11,299)	(7,557)
Total income before income taxes	$74,842	$70,212

Total assets by segment were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Assets:
Term life insurance segment	$6,023,505	$5,945,502
Investment and savings products segment (1)	2,463,689	2,391,512
Corporate and other distributed products segment	3,182,803	3,101,929
Total assets	$11,669,997	$11,438,943

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $107.5 million and $103.7 million as of March 31, 2017 and December 31, 2016, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets, were as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Revenues by country:
United States	$339,794	$304,903
Canada	65,370	57,697
Total revenues	$405,164	$362,600
Income before income taxes by country:
United States	$58,034	$54,958
Canada	16,808	15,254
Total income before income taxes	$74,842	$70,212

	March 31, 2017	December 31, 2016
	(In thousands)
Long-lived assets by country:
United States	$24,855	$26,685
Canada	738	780
Total long-lived assets	$25,593	$27,465

(3) Investments

Available-for-sale Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of available-for-sale fixed-maturity and equity securities follow:

	March 31, 2017
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$8,627	$335	$(20)	$8,942
Foreign government	125,901	6,344	(262)	131,983
States and political subdivisions	49,774	1,916	(109)	51,581
Corporates	1,301,394	51,882	(3,336)	1,349,940
Residential mortgage-backed securities	92,234	4,650	(119)	96,765
Commercial mortgage-backed securities	114,252	2,653	(403)	116,502
Other asset-backed securities	76,544	212	(241)	76,515
Total fixed-maturity securities(1)	1,768,726	67,992	(4,490)	1,832,228
Equity securities	36,895	9,652	(110)	46,437
Total fixed-maturity and equity securities	$1,805,621	$77,644	$(4,600)	$1,878,665

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at March 31, 2017 follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$128,184	$130,352
Due after one year through five years	725,974	759,552
Due after five years through 10 years	582,067	598,736
Due after 10 years	49,471	53,806
	1,485,696	1,542,446
Mortgage- and asset-backed securities	283,030	289,782
Total fixed-maturity securities	$1,768,726	$1,832,228

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale investments was as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Net unrealized investment gains including OTTI:
Fixed-maturity and equity securities	$73,044	$65,831
OTTI	86	95
Net unrealized investment gains excluding OTTI	73,130	65,926
Deferred income taxes	(25,595)	(23,074)
Net unrealized investment gains excluding OTTI, net of tax	$47,535	$42,852

Trading Securities. We maintain a portfolio mostly of fixed-maturity securities that are classified as trading securities. The carrying values of the fixed-maturity securities classified as trading securities were approximately $12.7 million and $7.4 million as of March 31, 2017 and December 31, 2016, respectively.

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

See Note 13 (Subsequent Events) for more information on the amendment of the Surplus Note Purchase Agreement.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of March 31, 2017, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $15.7 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 4 (Fair Value of Financial Instruments). See Note 12 (Debt) for more information on the Surplus Note.

See Note 13 (Subsequent Events) for information regarding the amendment made to the Vidalia Re Coinsurance Agreement and the Surplus Note Purchase Agreement on May 4, 2017.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $18.1 million and $18.2 million as of March 31, 2017 and December 31, 2016, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $93.3 million and $73.6 million as of March 31, 2017 and December 31, 2016, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Fixed-maturity securities (available-for-sale)	$19,069	$19,249
Fixed-maturity security (held-to-maturity)	5,718	4,154
Equity securities	535	520
Policy loans and other invested assets	305	330
Cash and cash equivalents	194	149
Total return on deposit asset underlying 10% coinsurance agreement	1,032	2,200
Gross investment income	26,853	26,602
Investment expenses	(1,241)	(1,210)
Investment income net of investment expenses	25,612	25,392
Interest expense on surplus note	(5,718)	(4,154)
Net investment income	$19,894	$21,238

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$293	$1,285
Gross losses from sales	(14)	(145)
OTTI losses	(211)	(2,027)
Gains (losses) from bifurcated options	66	104
Net realized investment gains (losses)	$134	$(783)

Other-Than-Temporary Impairment. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible OTTI. An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an unrealized loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity for fixed-maturity securities or within a reasonable period of time for equity securities. For additional information, see Note 4 (Investments) to the consolidated financial statements in our 2016 Annual Report.

Available-for-sale fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $326.4 million and $450.9 million as of March 31, 2017 and December 31, 2016, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2017
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,670	$(20)	4	$-	$-	-
Foreign government	19,698	(202)	20	1,244	(60)	2
States and political subdivisions	8,921	(109)	11	-	-	-
Corporates	161,572	(2,083)	148	28,112	(1,253)	32
Residential mortgage-backed securities	14,081	(100)	8	2,970	(19)	9
Commercial mortgage-backed securities	31,255	(351)	34	7,285	(52)	10
Other asset-backed securities	41,270	(215)	38	1,030	(26)	2
Total fixed-maturity securities	280,467	(3,080)		40,641	(1,410)
Equity securities	191	(7)	9	517	(103)	5
Total fixed-maturity and equity securities	$280,658	$(3,087)		$41,158	$(1,513)

	December 31, 2016
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,668	$(24)	4	$-	$-	-
Foreign government	34,538	(526)	36	3,048	(161)	3
States and political subdivisions	8,902	(129)	12	-	-	-
Corporates	232,070	(3,484)	225	45,471	(2,045)	51
Residential mortgage-backed securities	15,232	(92)	9	3,606	(28)	9
Commercial mortgage-backed securities	33,335	(423)	33	7,663	(47)	11
Other asset-backed securities	48,275	(260)	45	1,315	(43)	3
Total fixed-maturity securities	376,020	(4,938)		61,103	(2,324)
Equity securities	4,179	(269)	12	1,852	(244)	8
Total fixed-maturity and equity securities	$380,199	$(5,207)		$62,955	$(2,568)

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	March 31, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$3	$140	$5	$125

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Impairments on fixed-maturity securities not in default	$76	$1,996
Impairments on fixed-maturity securities in default	-	4
Impairments on equity securities	135	27
Total impairment charges	$211	$2,027

The securities noted above were considered to be other-than-temporarily impaired due to: our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; or analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. We also recognized impairment losses related to invested assets held at the Parent company that we intended to sell to fund share repurchases, as well as impairments on equity securities where we do not expect to recover its cost basis.

As of March 31, 2017, the unrealized losses on our available-for-sale invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rate and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

Net impairment losses recognized in earnings for available-for-sale securities were as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Total impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$76	$441
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	-	-
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely- than-not will not be required to sell before recovery	76	441
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	135	1,586
Net impairment losses recognized in earnings	$211	$2,027

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$5,774	$11,856
Additions for OTTI securities where no OTTI were recognized prior to the beginning of the period	-	433
Additions for OTTI securities where OTTI have been recognized prior to the beginning of the period	76	1,567
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(41)	(1,920)
Reductions for exchanges of securities previously impaired	(50)	(1,056)
Cumulative OTTI recognized in net income for securities still held, end of period	$5,759	$10,880

As of March 31, 2017, no impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. The fair value of these bifurcated options was approximately $4.3 million as of March 31, 2017 and December 31, 2016.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of March 31, 2017 and December 31, 2016. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$8,942	$-	$8,942
Foreign government	-	131,983	-	131,983
States and political subdivisions	-	51,581	-	51,581
Corporates	3,276	1,346,661	3	1,349,940
Residential mortgage-backed securities	-	96,221	544	96,765
Commercial mortgage-backed securities	-	116,502	-	116,502
Other asset-backed securities	-	67,360	9,155	76,515
Total available-for-sale fixed-maturity securities	3,276	1,819,250	9,702	1,832,228
Equity securities	40,989	5,361	87	46,437
Trading securities	-	12,737	-	12,737
Separate accounts	-	2,356,320	-	2,356,320
Total fair value assets	$44,265	$4,193,668	$9,789	$4,247,722
Fair value liabilities:
Separate accounts	$-	$2,356,320	$-	$2,356,320
Total fair value liabilities	$-	$2,356,320	$-	$2,356,320

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,474	$-	$10,474
Foreign government	-	129,306	-	129,306
States and political subdivisions	-	45,724	-	45,724
Corporates	3,113	1,322,257	3	1,325,373
Residential mortgage-backed securities	-	98,966	585	99,551
Commercial mortgage-backed securities	-	109,443	-	109,443
Other asset-backed securities	-	65,075	7,492	72,567
Total available-for-sale fixed-maturity securities	3,113	1,781,245	8,080	1,792,438
Equity securities	39,556	5,256	82	44,894
Trading securities	-	7,383	-	7,383
Separate accounts	-	2,287,953	-	2,287,953
Total fair value assets	$42,669	$4,081,837	$8,162	$4,132,668
Fair value liabilities:
Separate accounts	$-	$2,287,953	$-	$2,287,953
Total fair value liabilities	$-	$2,287,953	$-	$2,287,953

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Level 3 assets, beginning of period	$8,162	$783
Net unrealized gains (losses) included in other comprehensive income	(14)	6
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	7	4
Sales	-	(3)
Settlements	(228)	(36)
Transfers into Level 3	2,435	-
Transfers out of Level 3	(573)	(1)
Level 3 assets, end of period	$9,789	$753

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no material transfers between Level 1 and Level 2 or between Level 1 and Level 3 during the three months ended March 31, 2017 and 2016.

The table below is a summary of the estimated fair value for financial instruments.

	March 31, 2017		December 31, 2016
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,832,228	$1,832,228	$1,792,438	$1,792,438
Fixed-maturity securities (held-to-maturity)	535,160	550,863	503,230	513,015
Equity securities	46,437	46,437	44,894	44,894
Trading securities	12,737	12,737	7,383	7,383
Policy loans	32,969	32,969	30,916	30,916
Deposit asset underlying 10% coinsurance agreement	207,163	207,163	202,435	202,435
Separate accounts	2,356,320	2,356,320	2,287,953	2,287,953
Liabilities:
Notes payable(1)	$373,011	$401,640	$372,919	$401,340
Surplus note(1)	534,435	550,305	502,491	512,669
Separate accounts	2,356,320	2,356,320	2,287,953	2,287,953

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

Nonrecurring fair value measurements. The estimated fair value of the held-to-maturity fixed-maturity security, which is classified as a Level 3 fair value measurement, is derived using the credit spread on similarly-rated debt securities and the hypothetical spread of the security’s credit enhancement feature. Policy loans, which are categorized as Level 3 fair value measurements, are carried at the unpaid principal balances. The fair value of policy loans approximate the unpaid principal balances as the timing of repayment is uncertain and the loans are collateralized by the amount of the policy. The deposit asset underlying a 10% coinsurance agreement represents the value of the assets necessary to back the economic reserves held in support of the reinsurance agreement. The carrying value of this deposit asset approximates fair value, which is categorized as Level 3 in the fair value hierarchy. Notes payable represent our publicly-traded senior notes and are valued as a Level 2 fair value measurement using the quoted market price for our notes. The estimated fair value of the Surplus Note is derived by using an assumed credit spread we would expect if Vidalia Re was a credit-rated entity and the hypothetical spread of the Surplus Note’s subordinated structure. The Surplus Note is classified as a Level 3 fair value measurement.

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

Details on in-force life insurance follow:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Direct life insurance in force	$737,155,984	$731,822,070
Amounts ceded to other companies	(646,882,721)	(643,364,460)
Net life insurance in force	$90,273,263	$88,457,610
Percentage of reinsured life insurance in force	88%	88%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	March 31, 2017		December 31, 2016
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Pecan Re Inc.(1) (2)	$2,778,534	NR	$2,754,424	NR
SCOR Global Life Reinsurance Companies(3)	363,520	A	355,759	A
Munich Re of Malta (2)	283,989	NR	282,382	NR
Swiss Re Life & Health America Inc.(4)	241,615	A+	249,299	A+
American Health and Life Insurance Company	176,047	B	176,010	B
Munich American Reassurance Company	104,601	A+	106,471	A+
Korean Reinsurance Company	97,133	A	96,921	A
RGA Reinsurance Company	84,479	A+	84,473	A+
Hannover Life Reassurance Company	29,043	A+	22,929	A+
TOA Reinsurance Company	22,708	A+	23,977	A+
All other reinsurers	37,878	-	40,917	-
Due from reinsurers	$4,219,547		$4,193,562

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
(2)

Includes balances ceded under coinsurance transactions of term life insurance policies that were in force as of December 31, 2009. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.

(3)	Includes amounts ceded to Transamerica Reinsurance Companies and fully retroceded to SCOR Global Life Reinsurance Companies.
(4)	Includes amounts ceded to Lincoln National Life Insurance and fully retroceded to Swiss Re Life & Health America Inc.

Benefits and claims ceded to reinsurers during the three months ended March 31, 2017 and 2016 were $342.8 million and $303.8 million, respectively.

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Policy claims and other benefits payable, beginning of period	$268,136	$238,157
Less reinsured policy claims and other benefits payable	323,195	263,003
Net balance, beginning of period	(55,059)	(24,846)
Incurred related to current year	41,497	143,518
Incurred related to prior years(1)	1,647	(522)
Total incurred	43,144	142,996
Claims paid related to current year, net of reinsured policy claims received	(126,492)	(203,015)
Reinsured policy claims received related to prior years, net of claims paid	60,648	29,546
Total paid	(65,844)	(173,469)
Foreign currency translation	16	260
Net balance, end of period	(77,743)	(55,059)
Add reinsured policy claims and other benefits payable	346,140	323,195
Balance, end of period	$268,397	$268,136

(1)	Includes the difference between our estimate of claims incurred but not yet reported at period end and the actual incurred claims reported after period end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity and payment lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows.

	Three months ended March 31,
	2017	2016
	(In thousands)
Common stock, beginning of period	45,721	48,297
Shares issued for stock options exercised	38	-
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	271	229
Common stock retired	(480)	(1,231)
Common stock, end of period	45,550	47,295

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of March 31, 2017, we had a total of approximately 1.0 million RSUs and 54,431 PSUs outstanding.

On November 17, 2016, the Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common shares (the “share repurchase program”) for purchases through June 30, 2018. Under the share repurchase program, we repurchased 382,657 shares of our common stock in open market transactions for an aggregate purchase price of approximately $29.9  million through March 31, 2017. Approximately $170.1 million remains for repurchases of our outstanding common stock under the share repurchase program as of March 31, 2017.

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

In calculating basic EPS, we deduct from net income any dividends and undistributed earnings allocated to unvested RSUs and then divide the result by the weighted-average number of common shares and vested RSUs outstanding for the period.

We determine the potential dilutive effect of PSUs and stock options outstanding (“contingently issuable shares”) on EPS using the treasury-stock method. Under this method, we determine the proceeds that would be received from the issuance of the contingently issuable shares if the end of the reporting period were the end of the contingency period. The proceeds from the contingently issuable shares include the remaining unrecognized compensation expense of the awards and the cash received for the exercise price on stock options. We then use the average market price of our common shares during the period the contingently issuable shares were outstanding to determine how many shares we could repurchase with the proceeds raised from the issuance of the contingently issuable shares. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares and vested RSUs by incorporating the increased fully diluted share count to determine diluted EPS.

The calculation of basic and diluted EPS follows.

	Three months ended March 31,
	2017	2016
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$52,070	$45,176
Income attributable to unvested participating securities	(421)	(370)
Net income used in calculating basic EPS	$51,649	$44,806
Denominator:
Weighted-average vested shares	46,301	48,550
Basic EPS	$1.12	$0.92

Diluted EPS:
Numerator:
Net income	$52,070	$45,176
Income attributable to unvested participating securities	(421)	(370)
Net income used in calculating diluted EPS	$51,649	$44,806
Denominator:
Weighted-average vested shares	46,301	48,550
Dilutive effect of incremental shares to be issued for contingently issuable shares	73	24
Weighted-average shares used in calculating diluted EPS	46,374	48,574
Diluted EPS	$1.11	$0.92

(9) Share-Based Transactions

The Company has outstanding equity awards under its Omnibus Incentive Plan ("OIP"). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employees who serve on our Board of Directors, and sales force leaders under the OIP. For more information on equity awards granted under the OIP, see Note 14 (Share-Based Transactions) to our consolidated financial statements within our 2016 Annual Report.

In connection with our granting of equity awards to management and members of the Board of Directors, we recognize expense over the requisite service period of the equity award. Additionally, to the extent that equity awards to members of our sales force are an incremental direct cost of successful acquisitions of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, we defer and amortize the fair value of these awards in the same manner as other deferred policy acquisition costs.

The impacts of equity awards granted are as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Total equity awards expense recognized	$9,743	$7,483
Quarterly incentive awards expense deferred	2,746	2,692

On February 16, 2017, the Compensation Committee of the Board of Directors granted the following equity awards to employees as part of the annual approval of management incentive compensation:

•

116,104 RSUs awarded to management with a measurement-date fair value of $80.45 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

36,046 PSUs awarded under the OIP to our four top executives with a measurement-date fair value of $80.45 per unit. The PSUs will be earned on March 1, 2020 contingent upon the Company achieving a target annual average three-year return on adjusted equity (“ROAE”) for the period from January 1, 2017 through December 31, 2019. The actual number of PSUs that will vest will vary based on the actual ROAE relative to the target ROAE and can range from zero PSUs to 54,069.

All awards granted to employees on February 16, 2017 vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately vest for a retirement-eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE ending on December 31, 2019, even if that employee retires prior to the completion of the three-year performance period.

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term ending on January 15, 2026. As of March 31, 2017, the Company was in compliance with all financial covenants under the Credit Facility Agreement. At March 31, 2017, the amount of the LOC outstanding was approximately $394.5 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves.

Further discussion on the Company’s letter of credit is included in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2016 Annual Report.

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

The Company is currently undergoing multi-state treasurer unclaimed property audits by 30 jurisdictions focusing on the life insurance claims paying practices of its subsidiaries, Primerica Life and NBLIC. Other jurisdictions may pursue similar audits. The potential outcome of such audits is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. At this time, the Company cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from the resolution of these matters.

(11) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$1,126	$16,036
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	15	168
Change in unrealized foreign currency translation gains (losses), net of income taxes	$1,111	$15,868
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$7,281	$24,717
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	2,548	8,651
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	4,733	16,066

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(68)	887
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(24)	311
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(44)	576
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$4,689	$16,642

(12) Debt

Notes Payable. At March 31, 2017, the Company had $375.0 million of publicly-traded, senior unsecured notes with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022 (the "Senior Notes"). As of March 31, 2017, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended March 31, 2017.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2016 Annual Report.

Surplus Note. At March 31, 2017, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $535.2 million, equal to the principal amount of the LLC Note invested asset. The principal amount of the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of reserves being contractually supported. Both the LLC Note and the Surplus Note mature on December 31, 2029 and bear interest at an annual interest rate of 4.50%. For policies issued in 2011 through 2014 that are ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach approximately $915.0 million each as the estimated reserves for these policies increase over time.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2016 Annual Report.

(13) Subsequent Events

On May 4, 2017, Primerica Life and Vidalia Re amended the Vidalia Re Coinsurance Agreement (the “Expanded Vidalia Re Coinsurance Agreement”) whereby Primerica Life will also cede level-premium term life insurance policies issued in 2015 and 2016 to Vidalia Re effective June 30, 2017. The Expanded Vidalia Re Coinsurance Agreements also provides the option for Primerica Life to cede level-premium term life insurance policies issued in 2017 to Vidalia Re at a future date.

Concurrent with the execution of the Expanded Vidalia Re Coinsurance Agreement, Vidalia Re entered into an amendment to the Surplus Note Purchase Agreement (the "Expanded Surplus Note Purchase Agreement") with Hannover Re and the LLC. Under the Expanded Surplus Note Purchase Agreement, the capacity of the principal amount of both the Surplus Note and the LLC Note will be increased over time in accordance with the expanded amount of policy reserves being contractually supported under the Expanded Vidalia Re Coinsurance Agreement. The maturity date of both notes will be modified to December 31, 2030 but will still bear interest at an annual rate of 4.5%. The LLC Note, which has been re-rated by Fitch Ratings with no rating change, will still be used to support certain obligations of Vidalia Re for a portion of the Regulation XXX reserves related to the Expanded Vidalia Re Coinsurance Agreement. Based on the estimated reserves for ceded policies issued in 2011 through 2016, the maximum principal amounts of the LLC Note and the Surplus Note are expected to be approximately $1.3 billion each. The LLC Note will still be guaranteed by Hannover Re through the credit enhancement feature in exchange for a fee. The amended financing arrangement remains non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments required by the credit enhancement feature. No other material terms or conditions of the original Surplus Note Purchase Agreement will change under the Expanded Surplus Note Purchase Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2016 to March 31, 2017. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2016 Annual Report as well as Item 1A of Part II (Other Information) included elsewhere in this report. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•	Business Overview
•	Business Trends and Conditions
•	Factors Affecting Our Results
•	Critical Accounting Estimates
•	Results of Operations
•	Financial Condition
•	Liquidity and Capital Resources

Business Overview

We are a leading distributor of financial products to middle-income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We have two primary operating segments, Term Life Insurance and Investment and Savings Products; and a third segment, Corporate and Other Distributed Products.

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

Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including closed blocks of various insurance products underwritten by NBLIC, prepaid legal services, and other financial products. These products, except for closed blocks of various insurance products underwritten by NBLIC, are distributed pursuant to distribution arrangements with third parties through our independent agent sales force. Net investment income earned on our invested asset portfolio is recorded in our Corporate and Other Distributed Products segment, with the exception of the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs.  Interest expense incurred by the Company is attributed solely to the Corporate and Other Distributed Products segment.

Business Trends and Conditions

The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle-income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming a Primerica sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, interest rates and equity market returns impact consumer demand for the savings and investment products we distribute. Our customers’ perception of the strength of the capital markets may influence their decisions to invest in the investment and savings products we distribute.

The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. The effects of these trends and conditions are discussed below and in the Results of Operations section.

Size of Our Independent Sales Force.

Our ability to increase the size of our independent sales force is largely based on the success of our independent sales force’s recruiting efforts as well as training and motivating recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Recruiting changes do not always result in commensurate changes in the size of our licensed independent sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended March 31,
	2017	2016
New recruits	70,983	63,427
New life-licensed sales representatives	10,903	9,666

New recruits increased during the three months ended March 31, 2017 compared to the prior year period primarily due to sustained growth in the size of our independent sales force, resulting in more agents available to actively recruit. New life-licensed representatives increased during the three months ended March 31, 2017 compared to the same period in 2016 reflecting strong recruiting trends in recent periods.

The size of our life-licensed independent sales force was as follows:

	March 31, 2017	December 31, 2016
Life-licensed sales representatives	117,907	116,827

The size of our life-licensed independent sales force at March 31, 2017 increased compared to December 31, 2016 primarily due to the growth in new life-licensed representatives in recent periods which outpaced non-renewals during the first quarter of 2017.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended March 31,
	2017	2016
Average number of life-licensed sales representatives	117,049	107,303
Number of new policies issued	70,642	66,376
Average monthly rate of new policies issued per life-licensed sales representative	0.20	0.21

The increase in new life insurance policies issued during the three months ended March 31, 2017 compared to the prior-year period was primarily driven by the growth in the size of our life-licensed independent sales force in recent periods. Productivity, measured by the average monthly rate of new policies issued per life-licensed sales representative, was relatively consistent with the prior year period and in line with historical experience.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2017	% of beginning balance	2016	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$728,385		$693,194
Net change in face amount:
Issued face amount	21,628	3%	19,790	3%
Terminations	(16,704)	(2)%	(13,814)	(2)%
Foreign currency	447	*	5,462	1%
Net change in face amount	5,372	1%	11,438	2%
Face amount in force, end of period	$733,756		$704,632
*	Less than 1%.

The face amount of term life policies in force as of March 31, 2017 increased 4% as compared to March 31, 2016 primarily due to the impact of strong policy sales. As a percentage of the beginning face amount in force, issued face amount as well as terminations during the three months ended March 31, 2017 remained consistent with the prior year period. The impact of foreign currency translation on face amount in force was minimal during the first quarter of 2017, while the strengthening of the Canadian dollar spot rate relative to the U.S. dollar favorably impacted the face amount in force during the prior year period.

Investment and Savings Products Sales, Asset Values and Accounts .

Investment and savings products sales and average client asset values were as follows:

	Three months ended March 31,		Change
	2017	2016	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$985	$810	$175	22%
Annuities and other	427	434	(7)	(2)%
Total sales-based revenue generating product sales	1,412	1,244	168	14%
Managed investments	71	45	26	57%
Segregated funds and other	102	87	15	18%
Total product sales	$1,585	$1,376	$209	15%
Average client asset values:
Retail mutual funds	$33,333	$28,868	$4,465	15%
Annuities and other	16,205	14,077	2,128	15%
Managed investments	1,954	1,582	372	24%
Segregated funds	2,331	2,120	211	10%
Total average client asset values	$53,823	$46,647	$7,176	15%

The rollforward of asset values in client accounts was as follows:

	Three months ended March 31,
	2017	% of beginning balance	2016	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$52,339		$47,353
Net change in asset values:
Inflows	1,585	3%	1,376	3%
Redemptions	(1,265)	(2)%	(1,153)	(2)%
Net inflows	320	1%	223	*
Change in market value, net	2,219	4%	43	*
Foreign currency, net	47	*	555	1%
Net change in asset values	2,586	5%	821	2%
Asset values, end of period	$54,925		$48,174
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended March 31,		Change
	2017	2016	Positions	%
	(Positions in thousands)
Average number of fee-generating positions(1):
Recordkeeping and custodial	2,218	2,191	27	1%
Recordkeeping only	670	666	4	1%
Total average number of fee- generating positions	2,888	2,857	31	1%

(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees earned for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Product sales. Investment and savings products sales increased in the first quarter of 2017 compared with the prior year period largely due to the positive impact of market performance on customer demand for U.S. retail mutual funds in recent periods, partially offset by a decline in variable annuity sales, which was consistent with recent industry trends, as well as lower fixed indexed annuity sales.

Average client asset values. The growth in average client asset values during the first quarter of 2017 compared with the prior year period was primarily driven by positive market performance during the last 12 months and continued net inflows.

Rollforward of client asset values. Client asset values increased in the first quarter of 2017 compared with the prior year period largely due to an increase in market value and continued inflows from product sales, which outpaced redemptions.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended March 31, 2017 from the prior year period primarily due to the cumulative effect of product sales of mutual funds and managed accounts investments that are serviced on the Company’s recordkeeping and custodial services platform.

Other business trends and conditions.

Regulatory changes can also impact our product sales. On April 8, 2016, the Department of Labor (“DOL”) published a final regulation (“the DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). In connection with the DOL Fiduciary Rule, the DOL also issued new exemptions and amended several existing exemptions. On February 3, 2017, the President of the United States issued a memorandum directing the DOL to review the DOL Fiduciary Rule and the exemptions to determine, based on certain factors, whether they should be revised or rescinded. The DOL Fiduciary Rule and transitional exemptions are scheduled to become applicable on June 9, 2017, with the final exemptions scheduled to go into effect on January 1, 2018, though either or both of these dates could be delayed. The DOL has stated that it will conduct the review and make the determinations directed by the President during the transition period from June 9, 2017 until January 1, 2018.

IRAs and other qualified accounts are an important component of the investment and savings products we distribute. If the DOL Fiduciary Rule and the final exemptions were to become applicable without revisions, we believe that certain changes to our qualified plan business would be needed in order for us to continue to help investors save for retirement. Though we plan to make some modifications to our sales processes beginning on June 9, 2017, because of the uncertainty of the status of the DOL Fiduciary Rule and the final exemptions, we cannot determine the extent and nature of the changes we ultimately will make. Additionally, we have not determined the extent to which we would make necessitated compensation, product or other changes to our qualified plan business, nor whether we would make such changes consistent across our non-qualified business. As a result, we are currently unable to quantify the impact on our business, financial position or results of operations. During the year ended December 31, 2016, average client assets held in U.S. qualified retirement plans accounted for an estimated 59% of total average client account assets. During the year ended December 31, 2016, product sales of assets held in U.S. qualified retirement plans accounted for approximately 56% of total investment and savings product sales.

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

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of individual sales representatives generally remains within a relatively narrow range (i.e., an average monthly rate of new policies issued per life-licensed sales representative between 0.18 and 0.22), and consequently, our sales volume over the longer term generally correlates to the size of our independent sales force.

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

Reinsurance. We use reinsurance extensively, which has a significant effect on our results of operations. Since the mid-1990s, we have reinsured between 60% and 90% of the mortality risk on our U.S. term life insurance policies on a quota share yearly renewable term ("YRT") basis. In Canada, historically we utilized reinsurance arrangements similar to the U.S. in certain years and reinsured only face amounts above $500,000 in other years. Since the first quarter of 2012, we have utilized a YRT reinsurance arrangement in Canada similar to our U.S. program. YRT reinsurance permits us to set future mortality at contractual rates by policy class. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.

In 2010, as part of our corporate reorganization and the initial public offering of our common stock, we entered into significant coinsurance transactions (the "IPO coinsurance transactions") and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Beginning in 2017, policies reaching their initial level term period are no longer ceded under the IPO coinsurance transactions. We continue to administer all policies subject to these coinsurance agreements.

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

•

Amortization of DAC. DAC, and therefore amortization of DAC, is reduced on a pro-rata basis for the coinsured business, including the business reinsured with the IPO coinsurance transactions. There is no impact on amortization of DAC associated with our YRT contracts.

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

Sales. We earn commissions and fees, such as dealer re-allowances and marketing and support fees, based on sales of mutual fund products and annuities. Sales of investment and savings products are influenced by the overall demand for investment products in the United States and Canada, as well as by the size and productivity of our independent sales force. We generally experience seasonality in our Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients' tax return preparation season. While we believe the size of our independent sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, which may have a significantly greater effect on sales volume in any given fiscal period.

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

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees within our Corporate and Other Distributed Products segment for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties.  Our Corporate and Other Distributed Products segment also includes in-force policies from several discontinued lines of insurance underwritten by National Benefit Life Insurance Company (“NBLIC”).

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

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”) and common stock. See Note 12 (Debt) and Note 7 (Stockholders’ Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our consolidated financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk included in our 2016 Annual Report and Note 2 (Segment and Geographical Information) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2016 Annual Report. The most significant items on our condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Accounting Policy Changes. During the three months ended March 31, 2017, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2016 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$627,698	$597,130	$30,568	5%
Ceded premiums	(399,769)	(395,333)	4,436	1%
Net premiums	227,929	201,797	26,132	13%
Commissions and fees	144,268	128,821	15,447	12%
Investment income net of investment expenses	25,612	25,392	220	1%
Interest expense on surplus note	(5,718)	(4,154)	1,564	38%
Net investment income	19,894	21,238	(1,344)	(6)%
Realized investment gains (losses), including other-than- temporary impairment losses	134	(783)	917	*
Other, net	12,939	11,527	1,412	12%
Total revenues	405,164	362,600	42,564	12%

Benefits and expenses:
Benefits and claims	102,385	90,977	11,408	13%
Amortization of DAC	51,850	43,129	8,721	20%
Sales commissions	73,704	66,643	7,061	11%
Insurance expenses	37,621	33,130	4,491	14%
Insurance commissions	4,899	4,147	752	18%
Interest expense	7,127	7,173	(46)	(1)%
Other operating expenses	52,736	47,189	5,547	12%
Total benefits and expenses	330,322	292,388	37,934	13%
Income before income taxes	74,842	70,212	4,630	7%
Income taxes	22,772	25,036	(2,264)	(9)%
Net income	$52,070	$45,176	$6,894	15%
*	Not meaningful.

Results for the Three Months Ended March 31, 2017

Total revenues. Total revenues increased during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as higher direct premiums reflecting strong term life insurance policy sales in recent periods. Commissions and fees from our Investment and Savings Products segment increased mainly as a result of higher investment and savings product sales and growth in client assets values.

The decline in net investment income during the three months ended March 31, 2017 compared to the prior year period was mostly attributable to lower yield on our invested asset portfolio of approximately $1.2 million, offset by approximately $1.3 million of incremental yield from higher average invested assets. Also contributing to the decline in net investment income was the impact from the mark-to-market adjustment on the deposit asset backing an IPO-related reinsurance agreement; which was negligible in the first quarter of 2017 but was a positive adjustment of approximately $1.0 million in the first quarter of 2016.  Interest expense on surplus note will fluctuate from period to period along with the principal amount of our surplus note (the “Surplus Note”) based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by our Vidalia Re, Inc. (“Vidalia Re”) captive insurance company. Investment income earned on our held-to-maturity invested asset completely offsets the interest expense on Surplus Note, thereby eliminating any impact on net investment income.

For more information on the Surplus Note, see Note 12 (Debt) and for additional information on the redundant reserve financing transaction used by Vidalia Re, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Other, net revenues increased during the three months ended March 31, 2017 compared to the same period in 2016 largely due to the increase in fees for our proprietary sales force support system, consistent with subscriber growth as the size of our independent sales force has increased. Fees collected for our proprietary sales force support system are allocated between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales force representatives that are licensed to sell products in each respective segment.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2017 compared to the prior year period largely due to the growth in premium-related costs, which include benefits and claims, amortization of DAC, and insurance expenses. Also contributing to the increase in insurance and other operating expenses were higher employee-related costs of approximately $4.5 million and increased technology-related costs of approximately $2.0 million primarily for our proprietary sales force support system’s mobile application. The increase in sales commissions for the three months ended March 31, 2017 compared to the prior year period was in line with increases in commissions and fees revenues.

Income taxes. Our effective income tax rate was 30.4% and 35.7% for the three months ended March 31, 2017 and 2016, respectively. The change in the effective income tax rate was primarily due to the current period prospective adoption of Accounting Standards Update No 2016-09 (“ASU 2016-09”) Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, which resulted in the recognition of approximately $3.3 million in excess tax benefits from the deductibility of share-based payments. Also impacting the tax rate was the recognition of approximately $0.7 million of certain tax benefits for which the statute of limitations expired during the first quarter of 2017. For more information on ASU 2016-09, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our unaudited condensed consolidated financial statements included elsewhere in this report.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$620,379	$589,244	$31,135	5%
Ceded premiums	(398,077)	(393,270)	4,807	1%
Net premiums	222,302	195,974	26,328	13%
Allocated investment income	2,303	1,848	455	25%
Other, net	9,446	8,275	1,171	14%
Total revenues	234,051	206,097	27,954	14%
Benefits and expenses:
Benefits and claims	97,771	86,795	10,976	13%
Amortization of DAC	50,133	41,225	8,908	22%
Insurance expenses	35,717	31,029	4,688	15%
Insurance commissions	1,408	968	440	45%
Total benefits and expenses	185,029	160,017	25,012	16%
Income before income taxes	$49,022	$46,080	$2,942	6%

Results for the Three Months Ended March 31, 2017

Net premiums. Direct premiums grew in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the increase in the number of new policies issued in recent periods. The growth of ceded premiums during the three months ended March 31, 2017 reflects our increasing non-level YRT ceded premiums, partially offset by the run-off of business subject to the IPO coinsurance transactions. The continued impact from the increase in direct premiums as well as the run-off of business subject to the IPO coinsurance transactions resulted in net premiums growing faster than direct premiums.

Benefits and claims. Benefits and claims for the three months ended March 31, 2017 grew in line with net premiums but were approximately $3 million higher than expected during the quarter reflecting claims experience, which was above our historical trends. Partially offsetting the impact of higher claims in 2017 was lower than expected increases to future policy benefits reserves as a result of weaker persistency.  The YRT rate reductions negotiated for 2014 and later issue years continue to dampen the growth in benefits and claims.

Amortization of DAC. The amortization of DAC increased during the three months ended March 31, 2017 compared to same period in 2016 largely due to growth in net premiums. Additionally, approximately $2.5 million of higher amortization was recognized due to lower persistency than the prior year period, and approximately $1.5 million of higher amortization was recognized for lapses of certain policies held by clients in Louisiana. The effect of terminating policies, which we restricted from lapsing at the request of the Louisiana Department of Insurance in 2016 due to severe flooding, was recognized in the first quarter of 2017 once the restriction was removed and the policies ultimately lapsed.

Insurance expenses. Growth in the business and the run-off of expense allowance related to the IPO coinsurance transactions resulted in a year-over-year increase in insurance expenses of approximately $1.5 million in the first quarter of 2017 compared to the first quarter of 2016. Higher expenses incurred for our proprietary sales force support system’s mobile application and higher employee-related costs also contributed to the increase in insurance expenses by approximately $1.7 million and $1.2 million, respectively.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$60,517	$56,220	$4,297	8%
Asset-based revenues	64,474	55,306	9,168	17%
Account-based revenues	13,217	11,308	1,909	17%
Other, net	2,199	2,083	116	6%
Total revenues	140,407	124,917	15,490	12%
Expenses:
Amortization of DAC	1,734	1,919	(185)	(10)%
Insurance commissions	2,959	2,631	328	12%
Sales commissions:
Sales-based	43,209	40,328	2,881	7%
Asset-based	27,630	23,093	4,537	20%
Other operating expenses	27,756	25,257	2,499	10%
Total expenses	103,288	93,228	10,060	11%
Income before income taxes	$37,119	$31,689	$5,430	17%

Results for the Three Months Ended March 31, 2017

Commissions and fees. Commissions and fees increased during the three months ended March 31, 2017 compared to the prior year period primarily due to the growth in asset-based revenues reflecting higher average client asset values. Sales-based revenues also contributed to the increase in commissions and fees in 2017 as a result of higher product sales during the three months ended March 31, 2017 versus the comparable period in 2016. However, sales-based revenues did not increase as significantly as product sales mainly due to the change in sales mix to product offerings with lower sales commission rates. Account-based revenues grew primarily due to an increase in our account-based fee structure on U.S. qualified accounts implemented in the fourth quarter of 2016 as well as growth in the average number of fee-generating positions in mutual funds and managed accounts investments that are serviced on the Company’s recordkeeping and custodial services platform.

Sales commissions. The increase in sales- and asset-based commissions for the three months ended March 31, 2017 compared to the prior year period was generally consistent with the increase in sales- and asset-based revenues, respectively.

Other operating expenses. During three months ended March 31, 2017, other operating expenses increased compared to the prior year period primarily due to growth in asset-based operating expenses, the Primerica Advisors Lifetime Investment Platform launch, and higher technology platform costs.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$7,319	$7,886	$(567)	(7)%
Ceded premiums	(1,692)	(2,063)	(371)	(18)%
Net premiums	5,627	5,823	(196)	(3)%
Commissions and fees	6,060	5,987	73	1%
Allocated investment income net of investment expenses	23,309	23,544	(235)	(1)%
Interest expense on surplus note	(5,718)	(4,154)	1,564	38%
Allocated net investment income	17,591	19,390	(1,799)	(9)%
Realized investment gains (losses), including other-than-temporary impairment losses	134	(783)	917	*
Other, net	1,294	1,169	125	11%
Total revenues	30,706	31,586	(880)	(3)%
Benefits and expenses:
Benefits and claims	4,614	4,182	432	10%
Amortization of DAC	(17)	(15)	2	13%
Insurance expenses	1,904	2,101	(197)	(9)%
Insurance commissions	532	548	(16)	(3)%
Sales commissions	2,865	3,222	(357)	(11)%
Interest expense	7,127	7,173	(46)	(1)%
Other operating expenses	24,980	21,932	3,048	14%
Total benefits and expenses	42,005	39,143	2,862	7%
Loss before income taxes	$(11,299)	$(7,557)	$3,742	50%
*	Not meaningful.

Results for the Three Months Ended March 31, 2017

Total revenues. The decline in total revenues during the three months ended March 31, 2017 compared to the prior year period was largely driven by the decline in allocated net investment income as discussed earlier in “Total revenues” under the consolidated “Primerica, Inc. and Subsidiaries Results” section. In addition, net premiums declined modestly due to the run-off of the closed blocks of business issued by NBLIC. Commissions and fees on other distributed products remained consistent period over period.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2017 compared to the prior year period primarily due to higher employee-related expenses included in other operating expenses.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of March 31, 2017, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	March 31, 2017	December 31, 2016
Average rating of our fixed-maturity portfolio	A-	A-
Average duration of our fixed-maturity portfolio	3.8 years	3.9 years
Average book yield of our fixed-maturity portfolio	4.18%	4.21%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating follows:

	March 31, 2017		December 31, 2016
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$310,614	17%	$295,873	17%
AA	169,099	9%	161,594	9%
A	385,622	22%	387,072	23%
BBB	819,173	46%	798,156	46%
Below investment grade	89,867	6%	93,533	5%
Not rated	7,088	*	5,838	*
Total	$1,781,463	100%	$1,742,066	100%
*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	March 31, 2017
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$22,339	$21,393	$946	AAA
National Rural Utilities Cooperative	11,335	10,272	1,063	A
AT&T Inc.	10,232	9,272	960	A
General Electric Co	10,125	9,665	460	AA+
Wells Fargo & Co	9,393	8,799	594	A
Iberdrola SA	8,746	8,474	272	BBB+
National Fuel Gas Co	8,706	8,072	634	BBB
Province of Alberta Canada	8,527	8,417	110	AA+
American Airlines Group Inc. Collateralized Trusts	8,452	8,570	(118)	AA-
Anheuser-Busch InBev SA/NV	8,169	7,782	387	A-
Total – ten largest holdings	$106,024	$100,716	$5,308
Total – fixed-maturity and equity securities	$1,891,402	$1,818,358
Percent of total fixed-maturity and equity securities	6%	6%

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares outstanding. At March 31, 2017, the Parent Company had cash and invested assets of approximately $81.5 million.

The Parent Company’s subsidiaries generate operating cash flows primarily from term life insurance premiums (net of premiums ceded to reinsurers), income from invested assets, commissions and fees collected from the distribution of investment and savings products as well as other financial products. The subsidiaries' principal operating cash outflows include the payment of insurance claims and benefits (net of ceded claims recovered from reinsurers), commissions to our independent sales force, insurance and other operating expenses, interest expense for future policy benefit reserves financing transactions, and income taxes.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$52,547	$35,320
Net cash provided by (used in) investing activities	(33,741)	47,967
Net cash provided by (used in) financing activities	(45,235)	(61,278)
Effect of foreign exchange rate changes on cash	215	1,414
Change in cash and cash equivalents	$(26,214)	$23,423

Operating Activities.  Cash flows from operating activities increased during the three months ended March 31, 2017 versus the three months ended March 31, 2016 largely due to higher cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. The increase in direct premiums as well as the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has resulted in positive incremental cash flows after payments are made for policy acquisition costs during the first year that policies are issued. The year-over-year change in operating cash flows also was affected by lower payments in 2017 for multi-year service contracts covering software used in the normal course of business as compared with the prepayments made for these contracts in 2016. Partially offsetting the increase in operating cash flows was the quarter-over-quarter timing impact of higher payments for Canadian income taxes in 2017 as a result of differences in the amounts remitted for the Company’s estimated tax liability during the preceding fiscal year.

Investing Activities.  Investing activity cash flows changed to a usage of cash in 2017 as compared with a source of cash in 2016. The Company had a lower amount of fixed maturity investments that matured during the first three months of 2017 versus the comparable period in 2016. Additionally, the Company used more cash to purchase investments in fixed-maturity securities in 2017 while more cash was used to finance common stock repurchases in 2016 as discussed under the “Financing Activities” description.

Financing Activities.  The decrease in cash used in financing activities during the three months ended March 31, 2017 compared to the first three months of 2016 was primarily due to lower repurchases of common stock on a year-over-year basis. In 2016, the Company accelerated share repurchases under the share repurchase program in effect at that time given the reduced market price of its common stock during the period.

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

As of March 31, 2017, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements to support existing operations and to fund future growth.  Primerica Life’s RBC ratio remained well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks;

changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of March 31, 2017, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

We have established Peach Re, Inc. ("Peach Re") and Vidalia Re as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Primerica Life has ceded certain term life policies issued prior to 2011 to Peach Re as part of a Regulation XXX redundant reserve financing transaction (the “Peach Re Redundant Reserve Financing Transaction”) and has ceded certain term life policies issued in 2011, 2012, 2013 and 2014 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). These redundant reserve financing transactions allow us to more efficiently manage and deploy our capital. The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a standardized reserving formula. PBR has been adopted by almost all state insurance departments effective in 2017, but has not yet been adopted by Massachusetts or New York, where two of our U.S. insurance subsidiaries are domiciled. If adopted, the new principle-based reserve regulation will greatly reduce the statutory policy benefit reserve requirements, but will only apply for business issued after the effective date. We anticipate expanding our existing redundant reserve financing transactions for business sold after 2014 and prior to the effective date of any principle-based reserve regulation.  See Note 10 (Commitments and Contingent Liabilities), Note 3 (Investments), Note 12 (Debt), and Note 13 (Subsequent Events) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at March 31, 2017. No events of default(s) occurred during the three months ended March 31, 2017.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2016.

Short-Term Borrowings. We had no short-term borrowings as of or during the three months ended March 31, 2017.

Surplus Note. Vidalia Re issued the Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2029. For more information on the Surplus Note, see Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of March 31, 2017 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) and associated with the Peach Re Redundant Reserve Financing Transaction as described in Note 10 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Contractual Obligations Update. There has been no material changes in contractual obligations from those disclosed in the 2016 Annual Report.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•

our failure to continue to attract new recruits, retain sales representatives or license or maintain the licensing of our independent sales representatives would materially adversely affect our business, financial condition and results of operations;

•	there are a number of laws and regulations that could apply to our distribution model, which could require us to modify our distribution structure;
•	there may be adverse tax, legal or financial consequences if the independent contractor status of our independent sales representatives is overturned;
•	the Company’s or its independent sales representatives' violation of, or non-compliance with, laws and regulations and related claims and proceedings could expose us to material liabilities;
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

•	the Company’s or its securities-licensed independent sales representatives' violations of, or non-compliance with, laws and regulations could expose us to material liabilities;
•

if heightened standards of conduct or more stringent licensing requirements, such as those proposed by the Securities and Exchange Commission and those adopted by the Department of Labor, are imposed on us or our independent sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposures to market risk since December 31, 2016. For details on the Company's interest rate, foreign currency exchange, and credit risks, see "Item 7A. Quantitative and Qualitative Information About Market Risks" in our 2016 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

The following supplements and amends the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016, which are incorporated herein by reference.

If heightened standards of conduct or more stringent licensing requirements, such as those proposed by the Securities and Exchange Commission (“SEC”) and those adopted by the Department of Labor (“DOL”), are imposed on us or our independent sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

Our independent U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer, and our independent U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by the Financial Industry Regulatory Authority (“FINRA”). These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. In January 2011 under the authority of the Dodd-Frank Act, which gives the SEC the power to impose on broker-dealers a heightened standard of conduct that is currently applicable only to investment advisers, the SEC staff submitted a report to Congress in which it recommended that the SEC adopt a fiduciary standard of conduct for broker-dealers that is uniform with that of investment advisors. The SEC has slated the rule on its regulatory agenda for “long-term action” without a specific timetable.

On April 8, 2016, the DOL published a final rule (the “DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs. Simultaneously with publication of the DOL Fiduciary Rule, the DOL issued new, and amended existing, exemptions intended, among other things, to allow advisers and their firms to continue to receive common forms of compensation that would otherwise be prohibited due to the DOL Fiduciary Rule, provided the conditions of the exemptions are met. On February 3, 2017, the President of the United States issued a memorandum directing the DOL to review the DOL Fiduciary Rule and the exemptions to determine, based on certain factors, whether they should be revised or rescinded. The DOL Fiduciary Rule and transitional exemptions are scheduled to become applicable on June 9, 2017, with the final exemptions scheduled to go into effect on January 1, 2018, though either or both of these dates could be delayed. The DOL has stated that it will conduct the review and make the determinations directed by the President during the transition period from June 9, 2017 until January 1, 2018.

If the DOL Fiduciary Rule and the final exemptions were to become applicable without revisions, we believe that certain changes to our qualified plan business would be needed in order for us to continue to help investors save for retirement. Though we plan to make some modifications to our sales processes beginning on June 9, 2017, because of the uncertainty of the status of the DOL Fiduciary Rule and the final exemptions, we cannot determine the extent and nature of the changes we ultimately will make. Additionally, we have not determined the extent to which we would make necessitated compensation, product or other changes to our qualified investment and savings plan business, nor whether we would make such changes consistent across our non-qualified investment and savings business. While we have incurred, and would expect to continue to incur, increased costs, we cannot quantify the collective impact of those costs and other changes on the Company. IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2016. Changes resulting from the DOL Fiduciary Rule could make it more difficult for us and our independent sales representatives to profitably serve the middle-income market and could result in a reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed sales representatives.

Heightened standards of conduct as a result of either of the above items or another similar proposed rule or regulation could also increase the compliance and regulatory burdens on our independent representatives, and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2017, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
January 1-31, 2017	101,976	$72.27	101,728	$192,647,100
February 1-28, 2017	120,536	78.60	120,536	183,172,970
March 1-31, 2017	257,907	81.12	160,393	170,149,058
Total	480,419	$78.61	382,657	$170,149,058

(1)

Consists of (a) repurchases of 97,762 shares at an average price of $80.95 arising from share-based compensation tax withholdings and stock option exercises and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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

Exhibit Number	Description	Reference	Exhibit Hyperlink
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.	pri-ex311_8.htm
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.	pri-ex312_6.htm
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Glenn J. Williams, Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer.

		Filed with the Securities and Exchange Commission as part of this Quarterly Report.	pri-ex321_7.htm
101.INS	XBRL Instance Document(1)	Filed with the Securities and Exchange Commission as part of this Quarterly Report.	n/a
101.SCH	XBRL Taxonomy Extension Schema	Filed with the Securities and Exchange Commission as part of this Quarterly Report.	n/a
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed with the Securities and Exchange Commission as part of this Quarterly Report.	n/a
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed with the Securities and Exchange Commission as part of this Quarterly Report.	n/a
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed with the Securities and Exchange Commission as part of this Quarterly Report.	n/a
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed with the Securities and Exchange Commission as part of this Quarterly Report.	n/a
(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

May 10, 2017	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)