Form 10-Q
period 2017-06-30
Primerica, Inc.
filed 2017-08-09
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 31, 2017
Common Stock, $0.01 Par Value	44,885,550 shares

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2017	December 31, 2016
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,822,890 in 2017 and $1,734,683 in 2016)	$1,888,983	$1,792,438
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $665,801 in 2017 and $513,015 in 2016)	635,690	503,230
Equity securities available-for-sale, at fair value (cost: $35,369 in 2017 and $36,818 in 2016)	45,936	44,894
Trading securities, at fair value (cost: $15,538 in 2017 and $7,382 in 2016)	15,541	7,383
Policy loans	34,316	30,916
Total investments	2,620,466	2,378,861
Cash and cash equivalents	154,499	211,976
Accrued investment income	16,585	16,520
Due from reinsurers	4,191,754	4,193,562
Deferred policy acquisition costs, net	1,833,877	1,713,065
Agent balances, due premiums and other receivables	223,923	210,448
Intangible assets, net (accumulated amortization: $76,933 in 2017 and $75,231 in 2016)	53,214	54,915
Income taxes	39,764	37,369
Other assets	386,279	334,274
Separate account assets	2,424,937	2,287,953
Total assets	$11,945,298	$11,438,943

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$5,812,217	$5,673,890
Unearned premiums	500	527
Policy claims and other benefits payable	267,630	268,136
Other policyholders’ funds	377,313	363,038
Notes payable	373,103	372,919
Surplus note	634,980	502,491
Income taxes	241,314	225,006
Other liabilities	428,176	449,963
Payable under securities lending	115,875	73,646
Separate account liabilities	2,424,937	2,287,953
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	10,676,045	10,217,569

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2017 and 2016; issued and outstanding 45,035 shares in 2017 and 45,721 shares in 2016)	450	457
Paid-in capital	-	52,468
Retained earnings	1,224,375	1,138,851
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(5,401)	(13,193)
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	49,883	42,852
Net unrealized investment losses other-than-temporarily impaired	(54)	(61)
Total stockholders’ equity	1,269,253	1,221,374
Total liabilities and stockholders’ equity	$11,945,298	$11,438,943

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$637,426	$612,189	$1,265,124	$1,209,319
Ceded premiums	(406,043)	(406,683)	(805,811)	(802,017)
Net premiums	231,383	205,506	459,313	407,302
Commissions and fees	148,317	136,902	292,584	265,723
Investment income net of investment expenses	25,829	24,994	51,442	50,387
Interest expense on surplus note	(6,087)	(4,605)	(11,806)	(8,760)
Net investment income	19,742	20,389	39,636	41,627
Realized investment gains (losses), including other-than- temporary impairment losses	104	3,440	238	2,657
Other, net	14,150	12,757	27,089	24,284
Total revenues	413,696	378,994	818,860	741,593

Benefits and expenses:
Benefits and claims	99,512	88,984	201,897	179,961
Amortization of deferred policy acquisition costs	47,861	38,720	99,710	81,849
Sales commissions	75,440	70,146	149,144	136,789
Insurance expenses	36,920	32,906	74,541	66,035
Insurance commissions	5,157	4,472	10,057	8,619
Interest expense	7,143	7,178	14,270	14,350
Other operating expenses	45,274	44,708	98,011	91,898
Total benefits and expenses	317,307	287,114	647,630	579,501
Income before income taxes	96,389	91,880	171,230	162,092
Income taxes	33,282	32,554	56,054	57,590
Net income	$63,107	$59,326	$115,176	$104,502

Earnings per share:
Basic earnings per share	$1.36	$1.23	$2.48	$2.15
Diluted earnings per share	$1.36	$1.23	$2.47	$2.15

Weighted-average shares used in computing earnings per share:
Basic	45,984	47,658	46,142	48,104
Diluted	46,071	47,708	46,222	48,141

Supplemental disclosures:
Total impairment losses	$(484)	$(803)	$(695)	$(2,830)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-	-
Net impairment losses recognized in earnings	(484)	(803)	(695)	(2,830)
Other net realized investment gains	588	4,243	933	5,487
Realized investment gains (losses), including other-than- temporary impairment losses	$104	$3,440	$238	$2,657

Dividends declared per share	$0.19	$0.17	$0.38	$0.34

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$63,107	$59,326	$115,176	$104,502
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	3,889	33,568	11,170	58,284
Reclassification adjustment for realized investment (gains) losses included in net income	(273)	(3,219)	(341)	(2,332)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income tax expense (benefit)	6,753	(1,167)	7,880	14,869
Total other comprehensive income (loss) before income taxes	10,369	29,182	18,709	70,821
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,339	10,612	3,879	19,741
Other comprehensive income (loss), net of income taxes	9,030	18,570	14,830	51,080
Total comprehensive income	$72,137	$77,896	$130,006	$155,582

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Six months ended June 30,
	2017	2016
	(In thousands)
Common stock:
Balance, beginning of period	$457	$483
Repurchases of common stock	(11)	(21)
Net issuance of common stock	4	4
Balance, end of period	450	466

Paid-in capital:
Balance, beginning of period	52,468	180,250
Share-based compensation	17,092	16,873
Net issuance of common stock	(4)	(4)
Repurchases of common stock	(69,556)	(94,294)
Balance, end of period	-	102,825

Retained earnings:
Balance, beginning of period	1,138,851	952,804
Net income	115,176	104,502
Dividends	(17,680)	(16,446)
Repurchases of common stock	(11,972)	-
Balance, end of period	1,224,375	1,040,860

Accumulated other comprehensive income (loss):
Balance, beginning of period	29,598	12,235
Change in foreign currency translation adjustment, net of income tax expense (benefit)	7,792	14,710
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired, net of income tax expense (benefit)	7,031	36,365
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit)	7	5
Balance, end of period	44,428	63,315
Total stockholders’ equity	$1,269,253	$1,207,466

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six months ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$115,176	$104,502
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	139,105	116,415
Deferral of policy acquisition costs	(208,391)	(183,145)
Amortization of deferred policy acquisition costs	99,710	81,849
Change in income taxes	5,782	36,306
Excess tax benefits on share-based compensation	4,238	1,448
Realized investment (gains) losses, including other-than-temporary impairments	(238)	(2,657)
Accretion and amortization of investments	(684)	(723)
Depreciation and amortization	6,994	7,108
Change in due from reinsurers	11,394	(17,062)
Change in agent balances, due premiums and other receivables	(13,475)	(24,445)
Trading securities sold, matured, or called (acquired), net	(8,173)	(2,658)
Share-based compensation	11,667	10,031
Change in other operating assets and liabilities, net	(43,235)	(21,620)
Net cash provided by (used in) operating activities	119,870	105,349

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	43,232	69,925
Fixed-maturity securities — matured or called	98,904	137,044
Equity securities	562	3,297
Available-for-sale investments acquired:
Fixed-maturity securities	(214,974)	(133,604)
Equity securities	(212)	(986)
Purchases of property and equipment and other investing activities, net	(6,194)	(10,679)
Cash collateral received (returned) on loaned securities, net	42,229	20,419
Sales (purchases) of short-term investments using securities lending collateral, net	(42,229)	(20,419)
Net cash provided by (used in) investing activities	(78,682)	64,997

Cash flows from financing activities:
Dividends paid	(17,680)	(16,446)
Common stock repurchased	(75,042)	(90,558)
Tax withholdings on share-based compensation	(6,497)	(3,757)
Net cash provided by (used in) financing activities	(99,219)	(110,761)
Effect of foreign exchange rate changes on cash	554	1,212
Change in cash and cash equivalents	(57,477)	60,797
Cash and cash equivalents, beginning of period	211,976	152,294
Cash and cash equivalents, end of period	$154,499	$213,091

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2017 and December 31, 2016, the statements of income and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, and the statements of stockholders' equity and cash flows for the six months ended June 30, 2017 and 2016. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

New Accounting Principles. In March 2016, the FASB issued Accounting Standards Update No 2016-09 (“ASU 2016-09”) Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 intends to simplify several aspects of the accounting for share-based payment transactions, including the recognition of income tax consequences of awards, the classification of awards as either equity or liabilities, the method of recognizing award forfeitures, and the presentation of items within the statement of cash flows. The most notable impact on the Company’s financial statements involved the change in accounting for the income tax consequences associated with share-based payment transactions in the income statement. Prior to the adoption of ASU 2016-09, the tax effect of the difference between the cumulative compensation cost of a share-based award recognized for financial reporting purposes and the deduction of the award for tax purposes (“excess tax benefits or deficiencies”) was recognized as an adjustment to additional paid-in capital in the statement of stockholders’ equity. The amendments in ASU 2016-09 require that the excess tax benefits or deficiencies be recognized as a reduction to or an increase of income tax expense in the income statement. We adopted the amendments in ASU 2016-09 pertaining to excess tax benefits or deficiencies during the first quarter of 2017 on a prospective basis, which resulted in a reduction of income tax expense of approximately $0.9 million and $4.2 million for the excess tax benefit of share-based transactions for the three and six months ended June 30, 2017, respectively. ASU 2016-09 also changes the presentation of excess tax benefits or deficiencies in the cash flow statement from a financing activity to an operating activity. Therefore, we have presented the excess tax benefits or deficiencies as cash flows from operating activities within the accompanying consolidated statements of cash flows for all periods presented. The adoption of all other amendments outlined in ASU 2016-09 had either no impact to our financial statements or an immaterial impact to our financial statements.

Future Application of Accounting Standards. Recent accounting guidance not discussed above is not applicable, is immaterial to our financial statements, or did not or is not expected to have a material impact on our business. For additional information on new accounting pronouncements and recent accounting principles and their impact, if any, on our financial position or results of operations, see Note 1 (Description of Business, Basis of Presentation, and Summary of Accounting Policies) to our consolidated financial statements within our 2016 Annual Report and in the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the unaudited condensed consolidated financial statements dated as of June 30, 2017.

(2) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenues:
Term life insurance segment	$238,901	$210,559	$472,953	$416,655
Investment and savings products segment	143,774	132,608	284,180	257,525
Corporate and other distributed products segment	31,021	35,827	61,727	67,413
Total revenues	$413,696	$378,994	$818,860	$741,593

Net investment income:
Term life insurance segment	$2,347	$1,871	$4,650	$3,721
Investment and savings products segment	-	-	-	-
Corporate and other distributed products segment	17,395	18,518	34,986	37,906
Total net investment income	$19,742	$20,389	$39,636	$41,627

Amortization of DAC:
Term life insurance segment	$44,937	$36,477	$95,070	$77,702
Investment and savings products segment	2,310	1,704	4,044	3,623
Corporate and other distributed products segment	614	539	596	524
Total amortization of DAC	$47,861	$38,720	$99,710	$81,849

Non-cash share-based compensation expense:
Term life insurance segment	$301	$349	$2,077	$1,982
Investment and savings products segment	361	347	1,541	1,503
Corporate and other distributed products segment	1,261	1,853	8,049	6,546
Total non-cash share-based compensation expense	$1,923	$2,549	$11,667	$10,031

Income (loss) before income taxes:
Term life insurance segment	$61,854	$58,018	$110,877	$104,098
Investment and savings products segment	39,684	36,064	76,803	67,755
Corporate and other distributed products segment	(5,149)	(2,202)	(16,450)	(9,761)
Total income before income taxes	$96,389	$91,880	$171,230	$162,092

Total assets by segment were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Assets:
Term life insurance segment	$6,066,410	$5,945,502
Investment and savings products segment (1)	2,537,909	2,391,512
Corporate and other distributed products segment	3,340,979	3,101,929
Total assets	$11,945,298	$11,438,943

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $113.1 million and $103.7 million as of June 30, 2017 and December 31, 2016, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenues by country:
United States	$349,388	$319,154	$689,182	$624,056
Canada	64,308	59,840	129,678	117,537
Total revenues	$413,696	$378,994	$818,860	$741,593
Income before income taxes by country:
United States	$77,511	$73,653	$135,543	$128,610
Canada	18,878	18,227	35,687	33,482
Total income before income taxes	$96,389	$91,880	$171,230	$162,092

	June 30, 2017	December 31, 2016
	(In thousands)
Long-lived assets by country:
United States	$30,402	$26,685
Canada	772	780
Total long-lived assets	$31,174	$27,465

(3) Investments

Available-for-sale Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of available-for-sale fixed-maturity and equity securities follow:

	June 30, 2017
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,087	$311	$(16)	$9,382
Foreign government	132,465	6,752	(358)	138,859
States and political subdivisions	52,101	1,968	(92)	53,977
Corporates	1,328,419	53,378	(3,034)	1,378,763
Residential mortgage-backed securities	94,643	4,409	(116)	98,936
Commercial mortgage-backed securities	125,096	2,880	(316)	127,660
Other asset-backed securities	81,079	482	(155)	81,406
Total fixed-maturity securities(1)	1,822,890	70,180	(4,087)	1,888,983
Equity securities	35,369	10,667	(100)	45,936
Total fixed-maturity and equity securities	$1,858,259	$80,847	$(4,187)	$1,934,919

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at June 30, 2017 follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$140,732	$142,901
Due after one year through five years	752,673	785,331
Due after five years through 10 years	580,961	599,415
Due after 10 years	47,706	53,334
	1,522,072	1,580,981
Mortgage- and asset-backed securities	300,818	308,002
Total fixed-maturity securities	$1,822,890	$1,888,983

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale investments was as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Net unrealized investment gains including OTTI:
Fixed-maturity and equity securities	$76,660	$65,831
OTTI	83	95
Net unrealized investment gains excluding OTTI	76,743	65,926
Deferred income taxes	(26,860)	(23,074)
Net unrealized investment gains excluding OTTI, net of tax	$49,883	$42,852

Trading Securities. We maintain a portfolio mostly of fixed-maturity securities that are classified as trading securities. The costs and fair values of the fixed-maturity and equity securities classified as trading securities were as follows:

	June 30, 2017		December 31, 2016
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$14,238	$14,236	$7,332	$7,332
Equity securities	1,300	1,305	50	51
Total fixed-maturity and equity securities	$15,538	$15,541	$7,382	$7,383

Held-to-maturity Security. Concurrent with the execution of the Vidalia Re Coinsurance Agreement, Vidalia Re entered into a Surplus Note Purchase Agreement (the "Surplus Note Purchase Agreement") with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, “Hannover Re”) and a newly formed limited liability company (the "LLC") owned by a third party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued a surplus note (the “Surplus Note”) to the LLC in exchange for a credit enhanced note from the LLC with an equal principal amount (the “LLC Note”). The principal amount of both the LLC Note and the Surplus Note will fluctuate over time to coincide with the amount of reserves contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. The LLC Note is guaranteed by Hannover Re through a credit enhancement feature in exchange for a fee, which is reflected in interest expense on our unaudited condensed consolidated statements of income.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of June 30, 2017, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $30.1 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 4 (Fair Value of Financial Instruments).

See Note 12 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $17.9 million and $18.2 million as of June 30, 2017 and December 31, 2016, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $115.9 million and $73.6 million as of June 30, 2017 and December 31, 2016, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Fixed-maturity securities (available-for-sale)	$19,200	$18,377	$38,269	$37,626
Fixed-maturity security (held-to-maturity)	6,087	4,605	11,806	8,760
Equity securities	515	502	1,051	1,021
Policy loans and other invested assets	316	351	622	681
Cash and cash equivalents	246	200	439	349
Total return on deposit asset underlying 10% coinsurance agreement	770	2,185	1,801	4,385
Gross investment income	27,134	26,220	53,988	52,822
Investment expenses	(1,305)	(1,226)	(2,546)	(2,435)
Investment income net of investment expenses	25,829	24,994	51,442	50,387
Interest expense on surplus note	(6,087)	(4,605)	(11,806)	(8,760)
Net investment income	$19,742	$20,389	$39,636	$41,627

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$770	$4,400	$1,064	$5,685
Gross losses from sales	(13)	(378)	(28)	(523)
OTTI losses	(484)	(803)	(695)	(2,830)
Gains (losses) from bifurcated options	(169)	221	(103)	325
Net realized investment gains (losses)	$104	$3,440	$238	$2,657

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

Available-for-sale fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $322.3 million and $450.9 million as of June 30, 2017 and December 31, 2016, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2017
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$5,247	$(16)	6	$-	$-	-
Foreign government	29,301	(314)	32	1,272	(44)	2
States and political subdivisions	8,187	(92)	10	-	-	-
Corporates	145,814	(1,885)	125	22,838	(1,149)	29
Residential mortgage-backed securities	15,066	(97)	8	2,493	(19)	9
Commercial mortgage-backed securities	36,044	(266)	32	7,585	(50)	11
Other asset-backed securities	42,259	(148)	43	1,196	(7)	2
Total fixed-maturity securities	281,918	(2,818)		35,384	(1,269)
Equity securities	403	(11)	9	402	(89)	7
Total fixed-maturity and equity securities	$282,321	$(2,829)		$35,786	$(1,358)

	December 31, 2016
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,668	$(24)	4	$-	$-	-
Foreign government	34,538	(526)	36	3,048	(161)	3
States and political subdivisions	8,902	(129)	12	-	-	-
Corporates	232,070	(3,484)	225	45,471	(2,045)	51
Residential mortgage-backed securities	15,232	(92)	9	3,606	(28)	9
Commercial mortgage-backed securities	33,335	(423)	33	7,663	(47)	11
Other asset-backed securities	48,275	(260)	45	1,315	(43)	3
Total fixed-maturity securities	376,020	(4,938)		61,103	(2,324)
Equity securities	4,179	(269)	12	1,852	(244)	8
Total fixed-maturity and equity securities	$380,199	$(5,207)		$62,955	$(2,568)

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	June 30, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$3	$141	$5	$125

Impairment charges recognized in earnings on available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Impairments on fixed-maturity securities not in default	$459	$683	$535	$2,679
Impairments on fixed-maturity securities in default	-	115	-	119
Impairments on equity securities	25	5	160	32
Total impairment charges	$484	$803	$695	$2,830

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

As of June 30, 2017, the unrealized losses on our available-for-sale invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

Net impairment losses recognized in earnings for available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Total impairment losses related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$459	$488	$535	$929
Less portion of OTTI loss recognized in accumulated other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized in earnings for securities which the Company does not intend to sell or more-likely- than-not will not be required to sell before recovery	459	488	535	929
OTTI losses recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	25	315	160	1,901
Net impairment losses recognized in earnings	$484	$803	$695	$2,830

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$5,759	$10,880	$5,774	$11,856
Additions for OTTI securities where no OTTI were recognized prior to the beginning of the period	-	798	-	1,231
Additions for OTTI securities where OTTI have been recognized prior to the beginning of the period	459	-	535	1,567
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(643)	(3,574)	(597)	(5,494)
Reductions for exchanges of securities previously impaired	-	(615)	(137)	(1,671)
Cumulative OTTI recognized in net income for securities still held, end of period	$5,575	$7,489	$5,575	$7,489

As of June 30, 2017, no impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. The fair value of these bifurcated options was approximately $4.5 million as of June 30, 2017 and $4.3 million as of December 31, 2016.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of June 30, 2017 and December 31, 2016. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,382	$-	$9,382
Foreign government	-	138,859	-	138,859
States and political subdivisions	-	53,977	-	53,977
Corporates	3,445	1,375,315	3	1,378,763
Residential mortgage-backed securities	-	98,434	502	98,936
Commercial mortgage-backed securities	-	127,660	-	127,660
Other asset-backed securities	-	80,152	1,254	81,406
Total available-for-sale fixed-maturity securities	3,445	1,883,779	1,759	1,888,983
Available-for-sale equity securities	40,304	5,530	102	45,936
Trading securities	1,305	14,236	-	15,541
Separate accounts	-	2,424,937	-	2,424,937
Total fair value assets	$45,054	$4,328,482	$1,861	$4,375,397
Fair value liabilities:
Separate accounts	$-	$2,424,937	$-	$2,424,937
Total fair value liabilities	$-	$2,424,937	$-	$2,424,937

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,474	$-	$10,474
Foreign government	-	129,306	-	129,306
States and political subdivisions	-	45,724	-	45,724
Corporates	3,113	1,322,257	3	1,325,373
Residential mortgage-backed securities	-	98,966	585	99,551
Commercial mortgage-backed securities	-	109,443	-	109,443
Other asset-backed securities	-	65,075	7,492	72,567
Total available-for-sale fixed-maturity securities	3,113	1,781,245	8,080	1,792,438
Available-for-sale equity securities	39,556	5,256	82	44,894
Trading securities	-	7,383	-	7,383
Separate accounts	-	2,287,953	-	2,287,953
Total fair value assets	$42,669	$4,081,837	$8,162	$4,132,668
Fair value liabilities:
Separate accounts	$-	$2,287,953	$-	$2,287,953
Total fair value liabilities	$-	$2,287,953	$-	$2,287,953

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30, (1)
	2017	2016	2017	2016
	(In thousands)
Level 3 assets, beginning of period	$9,788	$753	$8,162	$783
Net unrealized gains (losses) included in other comprehensive income	236	(1)	222	5
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	3	1	10	5
Purchases	1,250	-	1,250	-
Sales	-	-	-	(3)
Settlements	(213)	(37)	(441)	(73)
Transfers into Level 3	4	1	2,439	1
Transfers out of Level 3(2)	(9,207)	-	(9,781)	(1)
Level 3 assets, end of period	$1,861	$717	$1,861	$717
(1)

Activity for investments that enter Level 3 in one quarter and exit Level 3 in another quarter within the same fiscal year are not eliminated until year-end when only the full year amounts are presented.

(2)

During the three and six months ended June 30, 2017, transfers out of Level 3 assets primarily consisted of recently purchased fixed-maturity securities in a previous quarter for which observable inputs, most notably quoted prices, used to derive valuations became readily available.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no material transfers between Level 1 and Level 2 or between Level 1 and Level 3 during the three and six months ended June 30, 2017 and 2016.

The table below is a summary of the estimated fair value for financial instruments.

	June 30, 2017		December 31, 2016
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,888,983	$1,888,983	$1,792,438	$1,792,438
Fixed-maturity securities (held-to-maturity)	635,690	665,801	503,230	513,015
Equity securities (available-for-sale)	45,936	45,936	44,894	44,894
Trading securities	15,541	15,541	7,383	7,383
Policy loans	34,316	34,316	30,916	30,916
Deposit asset underlying 10% coinsurance agreement	211,387	211,387	202,435	202,435
Separate accounts	2,424,937	2,424,937	2,287,953	2,287,953
Liabilities:
Notes payable(1)	$373,103	$403,976	$372,919	$401,340
Surplus note(1)	634,980	664,759	502,491	512,669
Separate accounts	2,424,937	2,424,937	2,287,953	2,287,953

(1)	Carrying value amounts shown are net of issuance costs.

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

Details on in-force life insurance follow:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Direct life insurance in force	$749,737,546	$731,822,070
Amounts ceded to other companies	(655,336,759)	(643,364,460)
Net life insurance in force	$94,400,787	$88,457,610
Percentage of reinsured life insurance in force	87%	88%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	June 30, 2017		December 31, 2016
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Pecan Re Inc.(1) (2)	$2,733,159	NR	$2,754,424	NR
SCOR Global Life Reinsurance Companies(3)	352,076	A	355,759	A
Munich Re of Malta(2)	292,737	NR	282,382	NR
Swiss Re Life & Health America Inc.(4)	254,773	A+	249,299	A+
American Health and Life Insurance Company(2)	175,138	B	176,010	B
Munich American Reassurance Company	107,122	A+	106,471	A+
Korean Reinsurance Company	98,349	A	96,921	A
RGA Reinsurance Company	85,333	A+	84,473	A+
Hannover Life Reassurance Company	29,361	A+	22,929	A+
TOA Reinsurance Company	24,937	A	23,977	A+
All other reinsurers	38,769	-	40,917	-
Due from reinsurers	$4,191,754		$4,193,562

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

Benefits and claims ceded to reinsurers for the three and six months ended June 30, 2017 were $334.3 million and $677.2 million, respectively, compared to $301.2 million and $605.0 million, respectively, for the three and six months ended June 30, 2016.

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Six months ended June 30,
	2017	2016
	(In thousands)
Policy claims and other benefits payable, beginning of period	$268,136	$238,157
Less reinsured policy claims and other benefits payable	323,195	263,003
Net balance, beginning of period	(55,059)	(24,846)
Incurred related to current year	82,358	70,719
Incurred related to prior years(1)	2,033	(719)
Total incurred	84,391	70,000
Claims paid related to current year, net of reinsured policy claims received	(122,097)	(106,607)
Reinsured policy claims received related to prior years, net of claims paid	57,146	31,603
Total paid	(64,951)	(75,004)
Foreign currency translation	154	429
Net balance, end of period	(35,465)	(29,421)
Add reinsured policy claims and other benefits payable	303,095	264,686
Balance, end of period	$267,630	$235,265

(1)	Includes the difference between our estimate of claims incurred but not yet reported at period end and the actual incurred claims reported after period end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity and payment lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows.

	Six months ended June 30,
	2017	2016
	(In thousands)
Common stock, beginning of period	45,721	48,297
Shares issued for stock options exercised	38	108
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	341	322
Common stock retired	(1,065)	(2,125)
Common stock, end of period	45,035	46,602

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of June 30, 2017, we had a total of approximately 1.0 million RSUs and 54,431 PSUs outstanding.

On November 17, 2016, the Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common shares (the “share repurchase program”) for purchases through June 30, 2018. Under the share repurchase program, we repurchased 967,337 shares of our common stock in open market transactions for an aggregate purchase price of approximately $75.0  million through June 30, 2017. Approximately $125.0 million remains for repurchases of our outstanding common stock under the share repurchase program as of June 30, 2017.

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

The calculation of basic and diluted EPS follows.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$63,107	$59,326	$115,176	$104,502
Income attributable to unvested participating securities	(430)	(491)	(859)	(861)
Net income used in calculating basic EPS	$62,677	$58,835	$114,317	$103,641
Denominator:
Weighted-average vested shares	45,984	47,658	46,142	48,104
Basic EPS	$1.36	$1.23	$2.48	$2.15

Diluted EPS:
Numerator:
Net income	$63,107	$59,326	$115,176	$104,502
Income attributable to unvested participating securities	(430)	(490)	(857)	(860)
Net income used in calculating diluted EPS	$62,677	$58,836	$114,319	$103,642
Denominator:
Weighted-average vested shares	45,984	47,658	46,142	48,104
Dilutive effect of incremental shares to be issued for contingently issuable shares	87	50	80	37
Weighted-average shares used in calculating diluted EPS	46,071	47,708	46,222	48,141
Diluted EPS	$1.36	$1.23	$2.47	$2.15

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

The impacts of equity awards granted are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Total equity awards expense recognized	$1,923	$2,548	$11,667	$10,031
Quarterly incentive awards expense deferred	2,668	2,702	5,418	5,394

On February 16, 2017, the Compensation Committee of the Board of Directors granted the following equity awards to employees in connection with management’s annual incentive compensation:

•

116,104 RSUs awarded to management with a measurement-date fair value of $80.45 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

36,046 PSUs awarded to our four top executives with a measurement-date fair value of $80.45 per unit. The PSUs will be earned on March 1, 2020 contingent upon the Company achieving a target annual average three-year return on adjusted equity (“ROAE”) for the period from January 1, 2017 through December 31, 2019. The actual number of PSUs that will vest will vary based on the actual ROAE relative to the target ROAE and can range from zero PSUs to 54,069.

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

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term ending on January 15, 2026. As of June 30, 2017, the Company was in compliance with all financial covenants under the Credit Facility Agreement. At June 30, 2017, the amount of the LOC outstanding was approximately $380.1 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves.

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

(11) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$6,753	$(1,167)	$7,880	$14,869
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	74	(10)	88	159
Change in unrealized foreign currency translation gains (losses), net of income taxes	$6,679	$(1,157)	$7,792	$14,710
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$3,889	$33,568	$11,170	$58,284
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	1,361	11,749	3,910	20,398
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	2,528	21,819	7,260	37,886

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(273)	(3,219)	(341)	(2,332)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(96)	(1,127)	(119)	(816)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(177)	(2,092)	(222)	(1,516)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$2,351	$19,727	$7,038	$36,370

(12) Debt

Notes Payable. At June 30, 2017, the Company had $375.0 million of publicly-traded, senior unsecured notes with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022 (the "Senior Notes"). As of June 30, 2017, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three or six months ended June 30, 2017.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2016 Annual Report.

Surplus Note. In May 2017, Primerica Life and Vidalia Re amended the Vidalia Re Coinsurance Agreement (the “Expanded Vidalia Re Coinsurance Agreement”) whereby Primerica Life ceded level-premium term life insurance policies issued in 2015 and 2016 to Vidalia Re effective June 30, 2017. The Expanded Vidalia Re Coinsurance Agreement also provides the option for Primerica Life to cede level-premium term life insurance policies issued in 2017 to Vidalia Re at a future date. Concurrent with the execution of the Expanded Vidalia Re Coinsurance Agreement, Vidalia Re entered into an amendment to the Surplus Note Purchase Agreement (the "Expanded Surplus Note Purchase Agreement") with Hannover Re and the LLC. Under the Expanded Surplus Note Purchase Agreement, the capacity of the principal amount of both the Surplus Note and the credit-enhanced LLC Note will be increased over time in accordance with the expanded amount of policy reserves being contractually supported under the Expanded Vidalia Re Coinsurance Agreement. The maturity date of both notes has been extended from December 31, 2019 to December 31, 2030. Based on the estimated reserves for ceded policies issued in 2011 through 2016, the principal amounts of the Surplus Note and the LLC Note are expected to reach approximately $1.3 billion each. The amended financing arrangement remains non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the credit enhancement feature. The Parent has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note. No other material terms or conditions of the original Surplus Note Purchase Agreement were modified under the Expanded Surplus Note Purchase Agreement. At June 30, 2017, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $635.7 million, equal to the principal amount of the LLC Note invested asset.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2016 Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2016 to June 30, 2017. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2016 Annual Report as well as Item 1A of Part II (Other Information) included elsewhere in this report. Actual results may differ materially from those contained in any forward-looking statements.

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

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
New recruits	78,273	65,273	149,256	128,700
New life-licensed sales representatives	12,947	12,171	23,850	21,837

The increase in new recruits during the three and six months ended June 30, 2017 compared to the prior year periods was primarily due to sustained growth in the size of our independent sales force, resulting in more agents available to actively recruit as well as the continued positive momentum generated by our independent sales force leading up to our biennial convention in June 2017. New life-licensed representatives increased during the three and six months ended June 30, 2017 compared to the same periods in 2016 reflecting strong recruiting trends in recent periods.

The size of our life-licensed independent sales force was as follows:

	June 30, 2017	March 31, 2017
Life-licensed sales representatives	121,471	117,907

The size of our life-licensed independent sales force at June 30, 2017 increased compared to March 31, 2017 due to the growth in new life-licensed representatives, which outpaced non-renewals during the second quarter of 2017.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Average number of life-licensed sales representatives	119,836	110,261	118,519	108,862
Number of new policies issued	84,033	77,384	154,675	143,760
Average monthly rate of new policies issued per life-licensed sales representative	0.23	0.23	0.22	0.22

The increase in new life insurance policies issued during the three and six months ended June 30, 2017 compared to the prior year periods was primarily driven by the growth in the size of our life-licensed independent sales force in recent periods. Productivity, measured by the average monthly rate of new policies issued per life-licensed sales representative, was consistent with the three and six months ended June 30, 2016 and at or slightly above the high end of our historical range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2017	% of beginning balance	2016	% of beginning balance	2017	% of beginning balance	2016	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$733,756		$704,632		$728,385		$693,194
Net change in face amount:
Issued face amount	25,458	3%	23,145	3%	47,086	6%	42,935	6%
Terminations	(14,994)	(2)%	(12,700)	(2)%	(31,698)	(4)%	(26,514)	(4)%
Foreign currency	2,207	*	(321)	*	2,654	*	5,141	1%
Net change in face amount	12,671	2%	10,124	1%	18,042	2%	21,562	3%
Face amount in force, end of period	$746,427		$714,756		$746,427		$714,756
*	Less than 1%.

The face amount of term life policies in force as of June 30, 2017 increased 4% as compared to June 30, 2016 primarily due to strong policy sales. As a percentage of the beginning face amount in force, issued face amount as well as terminations for the three and six months ended June 30, 2017 remained consistent with the corresponding prior year periods. The strengthening of the Canadian dollar spot rate relative to the U.S. dollar during the three months ended June 30, 2017 also contributed to the increase in face amount for the three and six month periods ended June 30, 2017. During the six months ended June 30, 2016, the effect from the strengthening of the Canadian dollar spot rate relative to the U.S. dollar in the first quarter of 2016 favorably impacted the face amount in force.

Investment and Savings Products Sales, Asset Values and Accounts.

Investment and savings products sales and average client asset values were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$987	$853	$134	16%	$1,972	$1,662	$310	19%
Annuities and other	450	498	(48)	(10)%	877	932	(55)	(6)%
Total sales-based revenue generating product sales	1,437	1,351	86	6%	2,849	2,594	255	10%
Managed investments	72	55	17	32%	143	101	42	42%
Segregated funds	64	64	-	*	166	151	15	10%
Total product sales	$1,573	$1,470	$103	7%	$3,158	$2,846	$312	11%
Average client asset values:
Retail mutual funds	$34,563	$30,289	$4,274	14%	$33,948	$29,578	$4,370	15%
Annuities and other	16,756	14,678	2,078	14%	16,480	14,377	2,103	15%
Managed investments	2,084	1,680	404	24%	2,019	1,631	388	24%
Segregated funds	2,375	2,289	86	4%	2,353	2,204	149	7%
Total average client asset values	$55,778	$48,936	$6,842	14%	$54,800	$47,790	$7,010	15%
*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Three months ended June 30,				Six months ended June 30,
	2017	% of beginning balance	2016	% of beginning balance	2017	% of beginning balance	2016	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$54,925		$48,174		$52,339		$47,353
Net change in asset values:
Inflows	1,573	3%	1,470	3%	3,158	6%	2,846	6%
Redemptions	(1,318)	(2)%	(1,222)	(3)%	(2,583)	(5)%	(2,376)	(5)%
Net inflows	255	*	248	1%	575	1%	470	1%
Change in market value, net	1,170	2%	983	2%	3,389	6%	1,026	2%
Foreign currency, net	241	*	(33)	*	288	1%	523	1%
Net change in asset values	1,666	3%	1,198	2%	4,252	8%	2,019	4%
Asset values, end of period	$56,591		$49,372		$56,591		$49,372
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	Positions	%	2017	2016	Positions	%
	(Positions in thousands)
Average number of fee-generating positions(1):
Recordkeeping and custodial	2,237	2,200	37	2%	2,228	2,196	32	1%
Recordkeeping only	676	684	(8)	(1)%	673	675	(2)	*
Total average number of fee- generating positions	2,913	2,884	29	1%	2,901	2,871	30	1%

*    Less than 1%.

(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees earned for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts during the Three Months Ended June 30, 2017

Product sales. Investment and savings products sales increased during the three months ended June 30, 2017 compared with the prior year period largely due to the positive impact of market performance on customer demand for U.S. retail mutual funds in recent periods as well as increased sales of managed investments with the launch of the Primerica Advisors Lifetime Investment Platform during the second quarter. The increases in retail mutual funds and managed investments sales were partially offset by lower sales of variable annuity and fixed indexed annuity products, consistent with recent industry trends.

Average client asset values. The growth in average client asset values in the second quarter of 2017 compared with the prior year period was primarily driven by positive market performance in recent periods and continued net inflows.

Rollforward of client asset values. Client asset values during the three months ended June 30, 2017 increased largely due to an increase in market value and continued inflows from product sales, which outpaced redemptions.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended June 30, 2017 from the prior year period primarily due to the cumulative effect of product sales of mutual funds and managed investments that are serviced on the Company’s recordkeeping and custodial services platform.

Changes in Investment and Savings Products Sales, Asset Values and Accounts during the Six Months Ended June 30, 2017

Product sales. Investment and savings products sales increased in the six months ended June 30, 2017 compared with the prior year period largely due to the same factors impacting product sales as discussed above in the three-month comparison.

Average client asset values. The growth in average client asset values during the six months ended June 30, 2017 compared with the prior year period was primarily driven by the same factors impacting average client asset values as described above in the three-month comparison.

Rollforward of client asset values. Client asset values increased during the six months ended June 30, 2017 compared with the prior year period largely due to the same factors impacting client asset values as discussed above in the three-month comparison.

Average number of fee-generating positions. The average number of fee-generating positions during the six months ended June 30, 2017 increased from the prior year period primarily due to the same factors impacting average number of fee-generating positions as discussed above in the three-month comparison.

Other business trends and conditions.

Regulatory changes can also impact our product sales. On April 8, 2016, the Department of Labor (“DOL”) published a final regulation (“the DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). In connection with the DOL Fiduciary Rule, the DOL also issued new exemptions and amended several existing exemptions. On February 3, 2017, the President of the United States issued a memorandum directing the DOL to review the DOL Fiduciary Rule and the exemptions to determine, based on certain factors, whether they should be revised or rescinded. The DOL Fiduciary Rule and transitional exemptions became applicable on June 9, 2017, with the final exemptions scheduled to go into effect on January 1, 2018, though this date could be delayed. The DOL has stated that it will conduct the review and make the determinations directed by the President during the transition period from June 9, 2017 until January 1, 2018.

IRAs and other qualified accounts are an important component of the investment and savings products we distribute. If the DOL Fiduciary Rule and the final exemptions were to become applicable without revisions, we believe that certain changes to our qualified plan business would be needed in order for us to continue to help investors save for retirement. Due to the uncertain status of the DOL Fiduciary Rule and the final exemptions, we cannot determine the extent and nature of the changes we ultimately will make. Additionally, we have not determined the extent to which we would make necessitated compensation, product or other changes to our qualified plan business, nor whether we would make such changes consistent across our non-qualified business. As a result, we are currently unable to quantify the impact on our business, financial position or results of operations. During the year ended December 31, 2016, average client assets held in U.S. qualified retirement plans accounted for an estimated 59% of total average client account assets. During the year ended December 31, 2016, product sales of assets held in U.S. qualified retirement plans accounted for approximately 56% of total investment and savings product sales.

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

•

Persistency. Persistency is a measure of how long our insurance policies stay in force. As a general matter, persistency that is lower than our pricing assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. Determining the near-term effects of changes in persistency is more complicated. When actual persistency is lower than our pricing assumptions, we must accelerate the amortization of deferred policy acquisition costs ("DAC"). The resultant increase in amortization expense is offset by a corresponding release of reserves associated with lapsed policies, which causes a reduction in benefits and claims expense. The future policy benefit reserves associated with any given policy will change over the term of such policy. As a general matter, future policy benefit reserves are lowest at the inception of a policy term and rise steadily to a peak before declining to zero at the expiration of the policy term. Accordingly, depending on when the lapse occurs in relation to the overall policy term, the reduction in benefits and claims expense may be greater or less than the increase in amortization expense, and, consequently, the effects on earnings for a given period could be positive or negative. Persistency levels will impact results to the extent actual experience deviates from the persistency assumptions that are locked-in at time of issue.

•

Mortality. Our profitability will fluctuate to the extent actual mortality rates differ from the assumptions that are locked-in at time of issue. We mitigate a significant portion of our mortality exposure through reinsurance.

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

In 2010, as part of our corporate reorganization and the initial public offering of our common stock, we entered into significant coinsurance transactions (the "IPO coinsurance transactions") and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Beginning in 2017, policies reaching the end of their initial level term period are no longer ceded under the IPO coinsurance transactions. We continue to administer all policies subject to these coinsurance agreements.

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

Accounting Policy Changes. During the three months ended June 30, 2017, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2016 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$637,426	$612,189	$25,237	4%	$1,265,124	$1,209,319	$55,805	5%
Ceded premiums	(406,043)	(406,683)	(640)	*	(805,811)	(802,017)	3,794	*
Net premiums	231,383	205,506	25,877	13%	459,313	407,302	52,011	13%
Commissions and fees	148,317	136,902	11,415	8%	292,584	265,723	26,861	10%
Investment income net of investment expenses	25,829	24,994	835	3%	51,442	50,387	1,055	2%
Interest expense on surplus note	(6,087)	(4,605)	1,482	32%	(11,806)	(8,760)	3,046	35%
Net investment income	19,742	20,389	(647)	(3)%	39,636	41,627	(1,991)	(5)%
Realized investment gains (losses), including other-than-temporary impairment losses	104	3,440	(3,336)	(97)%	238	2,657	(2,419)	(91)%
Other, net	14,150	12,757	1,393	11%	27,089	24,284	2,805	12%
Total revenues	413,696	378,994	34,702	9%	818,860	741,593	77,267	10%

Benefits and expenses:
Benefits and claims	99,512	88,984	10,528	12%	201,897	179,961	21,936	12%
Amortization of DAC	47,861	38,720	9,141	24%	99,710	81,849	17,861	22%
Sales commissions	75,440	70,146	5,294	8%	149,144	136,789	12,355	9%
Insurance expenses	36,920	32,906	4,014	12%	74,541	66,035	8,506	13%
Insurance commissions	5,157	4,472	685	15%	10,057	8,619	1,438	17%
Interest expense	7,143	7,178	(35)	*	14,270	14,350	(80)	(1)%
Other operating expenses	45,274	44,708	566	1%	98,011	91,898	6,113	7%
Total benefits and expenses	317,307	287,114	30,193	11%	647,630	579,501	68,129	12%
Income before income taxes	96,389	91,880	4,509	5%	171,230	162,092	9,138	6%
Income taxes	33,282	32,554	728	2%	56,054	57,590	(1,536)	(3)%
Net income	$63,107	$59,326	$3,781	6%	$115,176	$104,502	$10,674	10%
*	Less than 1%.

Results for the Three Months Ended June 30, 2017

Total revenues. Total revenues increased during the three months ended June 30, 2017 compared to the same period in 2016 largely due to incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as higher direct premiums from strong term life insurance policy sales in recent periods. Commissions and fees from our Investment and Savings Products segment increased mainly as a result of higher investment and savings product sales and growth in client assets values.

Net investment income during the three months ended June 30, 2017 was positively impacted by a larger investment asset portfolio than in the prior year period, partially offset by a lower portfolio yield. The impact on net investment income from the mark-to-market on the deposit asset backing an IPO-related reinsurance agreement was minimal in the second quarter of 2017; however, the prior year period included an approximately $1 million positive mark-to-market adjustment. Interest expense on surplus note will fluctuate from period to period along with the principal amount of our surplus note (the “Surplus Note”) based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by our Vidalia Re, Inc. (“Vidalia Re”) captive insurance company. Investment income earned on our held-to-maturity invested asset completely offsets the interest expense on Surplus Note, thereby eliminating any impact on net investment income.

For more information on the Surplus Note, see Note 12 (Debt) and for additional information on the redundant reserve financing transaction used by Vidalia Re, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Realized investment gains (losses), including OTTI losses, decreased during the three months ended June 30, 2017 compared to the same period in 2016 primarily due to higher realized investment gains we recognized in the second quarter of 2016 from the sale of a larger number of fixed-maturity securities pursuant to which the Company was able to reduce its exposure to specific issuers.

Other, net revenues increased during the three months ended June 30, 2017 compared to the same period in 2016 largely due to the increase in fees for our proprietary sales force support system consistent with subscriber growth as the size of our independent sales force has increased. The increase in these fees was accompanied by higher technology spending incurred to support and enhance the system’s tools as noted below in the “Total benefits and expenses” section. Fees collected for our proprietary sales force support system are allocated between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales force representatives that are licensed to sell products in each respective segment.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2017 compared to the prior year period largely due to the growth in premium-related costs, which include benefits and claims, amortization of DAC, and insurance expenses. The increase in amortization of DAC was higher than the increase in net premiums due to weaker persistency in the second quarter of 2017 compared to the prior year period.  Also contributing to the increase in insurance and other operating expenses were higher technology-related costs of approximately $3.5 million primarily for our proprietary sales force support system’s mobile application. The increase in sales commissions for the three months ended June 30, 2017 compared to the prior year period was in line with increases in commissions and fees revenues.

Income taxes. Our effective income tax rate for the three months ended June 30, 2017 was 34.5% compared to 35.4% in the same period in 2016. The decline in the effective income tax rate was primarily attributable to the recognition of excess tax benefits of approximately $0.9 million resulting from the difference between the share price of our common stock on the grant date of sales force equity awards and the date that the sales restrictions on these awards lapsed. This recognition resulted from the adoption of Accounting Standards Update No 2016-09 (“ASU 2016-09”) Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017.

Results for the Six Months Ended June 30, 2017

Total revenues. Total revenues for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 increased primarily due to the same factors impacting total revenues as discussed above in the three-month comparison.

Total benefits and expenses. The growth in total benefits and expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was mostly attributable to the same factors impacting total benefits and expenses as discussed above in the three-month comparison as well as higher employee-related costs of approximately $4.5 million during the first quarter of 2017 when expense is recognized for equity awards granted to retirement-eligible employees. For more information regarding stock compensation expense recognized for retirement-eligible employees, see Note 9 (Share-based Transactions) to our unaudited condensed financial statements included elsewhere in this report.

Income taxes. Our effective income tax rate for the six months ended June 30, 2017 was 32.7%, down from 35.5% in the same period in 2016 primarily due to the recognition of approximately $4.2 million in excess tax benefits from the deductibility of equity awards to employees and members of the sales force, which resulted from the adoption of ASU 2016-09 as noted in the three-month comparison.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$630,485	$604,117	$26,368	4%	$1,250,865	$1,193,361	$57,504	5%
Ceded premiums	(404,175)	(404,492)	(317)	*	(802,252)	(797,763)	4,489	1%
Net premiums	226,310	199,625	26,685	13%	448,613	395,598	53,015	13%
Allocated investment income	2,347	1,871	476	25%	4,650	3,721	929	25%
Other, net	10,244	9,063	1,181	13%	19,690	17,336	2,354	14%
Total revenues	238,901	210,559	28,342	13%	472,953	416,655	56,298	14%
Benefits and expenses:
Benefits and claims	95,532	83,835	11,697	14%	193,302	170,630	22,672	13%
Amortization of DAC	44,937	36,477	8,460	23%	95,070	77,702	17,368	22%
Insurance expenses	34,932	31,135	3,797	12%	70,649	62,163	8,486	14%
Insurance commissions	1,646	1,094	552	50%	3,055	2,062	993	48%
Total benefits and expenses	177,047	152,541	24,506	16%	362,076	312,557	49,519	16%
Income before income taxes	$61,854	$58,018	$3,836	7%	$110,877	$104,098	$6,779	7%
*	Less than 1%.

Results for the Three Months Ended June 30, 2017

Net premiums. Direct premiums grew in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the increase in the number of new policies issued in recent periods and growth in the in-force book of business. The slight decline in ceded premiums during the three months ended June 30, 2017 includes approximately $11.3 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, largely offset by approximately $11.0 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase in direct premiums combined with the slight decline in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Benefits and claims. During the three months ended June 30, 2017, benefits and claims increased versus the three months ended June 30, 2016 primarily from the increase in net premiums. In addition, actual claims were approximately $2 million above historical trends, which contributed to the year-over-year increase in benefits and claims. Partially offsetting the increase in benefits and claims is the incremental impact of YRT rate reductions negotiated for 2014 and later issue years, which continues to dampen the growth in benefits and claims relative to the growth in net premiums.

Amortization of DAC. The amortization of DAC increased during the three months ended June 30, 2017 compared to same period in 2016 largely due to growth in net premiums. In addition, weaker persistency relative to second quarter experience in recent years added approximately $2 million to DAC amortization in the current period, which contributed to a year-over-year increase.

Insurance expenses. The increase in insurance expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to growth in the business and the run-off of expense allowance related to the IPO coinsurance transactions resulting in a year-over-year increase of approximately $1.4 million. Higher expenses incurred for our proprietary sales force support system’s mobile application also contributed to the increase in insurance expenses by approximately $2.0 million.

Results for the Six Months Ended June 30, 2017

Net premiums. Net premiums grew for the six months ended June 30, 2017 compared to the prior year period mostly due to the same trend impacting net premiums as discussed above in the three-month comparison. The growth in direct premiums exceeded the growth in ceded premiums, which caused net premiums to increase at a higher rate than direct premiums. Ceded premiums increased modestly in the six-month period ended June 30, 2017 versus the comparable period in 2016 as higher non-level YRT reinsurance ceded premiums of approximately $21.9 million exceeded lower coinsurance ceded premiums from the run-off of business subject to the IPO coinsurance transactions of approximately $17.4 million.

Benefits and claims. In comparing the six months ended June 30, 2017 to the six months ended June 30, 2016, benefits and claims increased in large part due to the growth in net premiums. Claims experience during the six months ended June 30, 2017 also caused benefits and claims to increase when compared with 2016 as actual claims realized exceeded historical trends by approximately $5 million.

Amortization of DAC. Amortization of DAC increased for the six months ended June 30, 2017 compared to the prior year period primarily due to the same factors described in the three-month comparison. Additionally, during the first quarter of 2017, approximately $1.5 million of higher amortization was recognized for lapses of certain policies held by clients in Louisiana. The effect of terminating policies, which we restricted from lapsing at the request of the Louisiana Department of Insurance in 2016 due to severe flooding, was recognized in the first quarter of 2017 once the restriction was removed and the policies ultimately lapsed.

Insurance expenses. Insurance expenses for the six months ended June 30, 2017 compared to the prior year period increased due to higher expenses incurred for our proprietary sales force support system’s mobile application of approximately $3.7 million, higher growth-related expenses of approximately $2.9 million and increased employee-related expenses of approximately $1.9 million.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$60,692	$59,057	$1,635	3%	$121,209	$115,276	$5,933	5%
Asset-based revenues	67,424	59,541	7,883	13%	131,897	114,848	17,049	15%
Account-based revenues	13,282	11,611	1,671	14%	26,499	22,920	3,579	16%
Other, net	2,376	2,399	(23)	(1)%	4,575	4,481	94	2%
Total revenues	143,774	132,608	11,166	8%	284,180	257,525	26,655	10%
Expenses:
Amortization of DAC	2,310	1,704	606	36%	4,044	3,623	421	12%
Insurance commissions	3,050	2,884	166	6%	6,008	5,515	493	9%
Sales commissions:
Sales-based	43,253	42,040	1,213	3%	86,462	82,367	4,095	5%
Asset-based	28,965	24,907	4,058	16%	56,595	48,000	8,595	18%
Other operating expenses	26,512	25,009	1,503	6%	54,268	50,265	4,003	8%
Total expenses	104,090	96,544	7,546	8%	207,377	189,770	17,607	9%
Income before income taxes	$39,684	$36,064	$3,620	10%	$76,803	$67,755	$9,048	13%

Results for the Three Months Ended June 30, 2017

Commissions and fees. Commissions and fees increased during the three months ended June 30, 2017 compared to the prior year period primarily due to the growth in asset-based revenues, reflecting higher average client asset values. Account-based revenues also contributed to the increase in commissions and fees due to an increase in our account-based fee structure on U.S. qualified accounts implemented in the fourth quarter of 2016 as well as growth in the average number of fee-generating positions in mutual funds and managed investments that are serviced on the Company’s recordkeeping and custodial services platform. Sales-based revenues grew primarily as a result of higher product sales. The growth in sales-based revenues was less than the growth in product sales mainly due to the change in product mix as noted earlier in the “Investment and Savings Products Sales, Asset Values and Account” of  the “Business Trends and Conditions” section.

Sales commissions. The increase in sales- and asset-based commissions for the three months ended June 30, 2017 compared to the prior year period was generally consistent with the increase in sales- and asset-based revenues, respectively.

Other operating expenses. Other operating expenses increased during three months ended June 30, 2017 compared to the prior year period primarily due to growth in sales-related expenses, the launch of the new Primerica Advisors Lifetime Investment Platform during the second quarter, and higher technology spending for a new sales tool to support our agents’ distribution of products.

Results for the Six Months Ended June 30, 2017

Commissions and fees. The increase in commissions and fees during the six months ended June 30, 2016 compared to the prior year period was largely attributable to the same factors discussed above in the three-month comparison.

Sales commissions. In comparing the six months ended June 30, 2017 to the prior year period, sales- and asset-based commissions increased consistent with the growth in sales- and asset-based revenues, respectively.

Other operating expenses. The increase in other operating expenses in the six months ended June 30, 2017 compared to the prior year period was primarily the result of similar items impacting other operating expenses as described above in the three-month comparison.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$6,941	$8,072	$(1,131)	(14)%	$14,259	$15,958	$(1,699)	(11)%
Ceded premiums	(1,868)	(2,191)	(323)	(15)%	(3,559)	(4,254)	(695)	(16)%
Net premiums	5,073	5,881	(808)	(14)%	10,700	11,704	(1,004)	(9)%
Commissions and fees	6,919	6,693	226	3%	12,979	12,679	300	2%
Allocated investment income net of investment expenses	23,482	23,123	359	2%	46,792	46,666	126	*
Interest expense on surplus note	(6,087)	(4,605)	1,482	32%	(11,806)	(8,760)	3,046	35%
Allocated net investment income	17,395	18,518	(1,123)	(6)%	34,986	37,906	(2,920)	(8)%
Realized investment gains (losses), including other-than- temporary impairment losses	104	3,440	(3,336)	(97)%	238	2,657	(2,419)	(91)%
Other, net	1,530	1,295	235	18%	2,824	2,467	357	14%
Total revenues	31,021	35,827	(4,806)	(13)%	61,727	67,413	(5,686)	(8)%
Benefits and expenses:
Benefits and claims	3,980	5,149	(1,169)	(23)%	8,595	9,331	(736)	(8)%
Amortization of DAC	614	539	(75)	(14)%	596	524	72	14%
Insurance expenses	1,988	1,771	217	12%	3,892	3,872	20	1%
Insurance commissions	461	494	(33)	(7)%	994	1,042	(48)	(5)%
Sales commissions	3,222	3,199	23	1%	6,087	6,422	(335)	(5)%
Interest expense	7,143	7,178	(35)	*	14,270	14,350	(80)	(1)%
Other operating expenses	18,762	19,699	(937)	(5)%	43,743	41,633	2,110	5%
Total benefits and expenses	36,170	38,029	(1,859)	(5)%	78,177	77,174	1,003	1%
Loss before income taxes	$(5,149)	$(2,202)	$2,947	134%	$(16,450)	$(9,761)	$6,689	69%
*	Less than 1%.

Results for the Three Months Ended June 30, 2017

Total revenues. The decline in total revenues during the three months ended June 30, 2017 compared to the prior year period was primarily driven by the decline in realized investment gains (losses) as well as allocated net investment income as discussed earlier in

“Total revenues” under the consolidated “Primerica, Inc. and Subsidiaries Results” section. In addition, net premiums declined due to the run-off of the closed blocks of business issued by NBLIC.

Total benefits and expenses. Total benefits and expenses decreased during the three months ended June 30, 2017 compared to the prior year period primarily due to the run-off of the closed blocks of business issued by NBLIC as well as a smaller change in reserves resulting from a $0.4 million adjustment to estimated policy benefit reserves during the six months ending June 30, 2016 related to a small block of annuity business.

Results for the Six Months Ended June 30, 2017

Total revenues. The decrease in total revenues for the six months ended June 30, 2017 was primarily due to the factors discussed above in the three-month comparison.

Total benefits and expenses. The increase in total benefits and expenses for the six months ended June 30, 2017 compared to the prior year period was primarily due to higher employee-related expenses during the first quarter of 2017.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of June 30, 2017, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

We also hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2030, was obtained in exchange for the Surplus Note of equal principal amount issued by Vidalia Re, a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. For more information on the LLC Note, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	June 30, 2017	December 31, 2016
Average rating of our fixed-maturity portfolio	A-	A-
Average duration of our fixed-maturity portfolio	3.8 years	3.9 years
Average book yield of our fixed-maturity portfolio	4.11%	4.21%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating follows:

	June 30, 2017		December 31, 2016
	Amortized cost	%	Amortized cost	%
	(Dollars in thousands)
AAA	$318,616	17%	$295,873	17%
AA	154,735	8%	161,594	9%
A	432,381	24%	387,072	23%
BBB	842,004	46%	798,156	46%
Below investment grade	83,551	5%	93,533	5%
Not rated	5,839	*	5,787	*
Total	$1,837,126	100%	$1,742,015	100%
*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	June 30, 2017
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$22,668	$21,992	$676	AAA
National Rural Utilities Cooperative	11,218	10,274	944	A
General Electric Co	10,688	10,202	486	AA-
AT&T Inc.	10,289	9,273	1,016	BBB+
Wells Fargo & Co	9,635	8,842	793	A
Enbridge Inc	8,990	8,686	304	BBB+
TransCanada Corp	8,840	8,541	299	A-
Province of Alberta Canada	8,772	8,621	151	A+
National Fuel Gas Co	8,665	8,074	591	BBB
Iberdrola SA	8,654	8,474	180	BBB+
Total – ten largest holdings	$108,419	$102,979	$5,440
Total – fixed-maturity and equity securities	$1,950,460	$1,873,800
Percent of total fixed-maturity and equity securities	6%	5%

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares outstanding. At June 30, 2017, the Parent Company had cash and invested assets of approximately $67.0 million.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2017	2016	$
	(In thousands)
Net cash provided by (used in) operating activities	$119,870	$105,349	$14,521
Net cash provided by (used in) investing activities	(78,682)	64,997	(143,679)
Net cash provided by (used in) financing activities	(99,219)	(110,761)	11,542
Effect of foreign exchange rate changes on cash	554	1,212	(658)
Change in cash and cash equivalents	$(57,477)	$60,797	$(118,274)

Operating Activities.  Cash flows from operating activities increased during the six months ended June 30, 2017 versus the six months ended June 30, 2016 primarily due to higher cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. The impact of growing net premiums, as discussed earlier in the “Results of Operations” section, contributed to positive incremental cash flows after payments are made for policy acquisition costs during the first year that policies are issued. This increase in operating cash flows was partially offset by year-over-year timing differences in when cash payments were remitted to reinsurers for ceded premiums as well as lower year-over-year income tax payments in 2016 relative to income tax expense recorded in net income as a result of temporary tax basis differences in our Term Life Insurance segment.

Investing Activities. Investing activity cash flows changed to a usage of cash in 2017 as compared with a source of cash in 2016 largely due to activity in the Company’s fixed-maturity securities investment portfolio. During the six months ended June 30, 2017, the Company had a lower level of fixed-maturity securities that matured and it sold fewer fixed-maturity securities versus the comparable period in 2016. In addition, the Company used more cash to purchase investments in fixed-maturity securities in 2017 compared with 2016 as the size of our investment portfolio continued to grow along with the growth of our in-force term life business.

Financing Activities.  The decrease in cash used in financing activities during the six months ended June 30, 2017 compared to the first six months of 2016 was primarily due to lower repurchases of common stock on a year-over-year basis. During the first six months of 2016, the Company accelerated share repurchases under the share repurchase program in effect at that time given the reduced market price of its common stock during the period.

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

As of June 30, 2017, our U.S. life insurance subsidiaries had statutory capital and RBC substantially in excess of the applicable statutory requirements and remained well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of June 30, 2017, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

We have established Peach Re, Inc. ("Peach Re") and Vidalia Re as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Primerica Life has ceded certain term life policies issued prior to 2011 to Peach Re as part of a Regulation XXX redundant reserve financing transaction (the “Peach Re Redundant Reserve Financing Transaction”) and has ceded certain term life policies issued in 2011through 2016 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). These redundant reserve financing transactions allow us to more efficiently manage and deploy our capital. The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a standardized reserving formula. PBR has been adopted by almost all state insurance departments effective in 2017, but has not yet been adopted by Massachusetts or New York, where PLIC and NBLIC, respectively, are domiciled. If adopted, the new principle-based reserve regulation will greatly reduce the statutory policy benefit reserve requirements, but will only apply for business issued after the effective date. See Note 10 (Commitments and Contingent Liabilities), Note 3 (Investments), and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at June 30, 2017. No events of default(s) occurred during the three months ended June 30, 2017.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2016.

Short-Term Borrowings. We had no short-term borrowings as of or during the three months ended June 30, 2017.

Surplus Note. Vidalia Re issued the Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2030. For more information on the Surplus Note, see Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of June 30, 2017 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) and associated with the Peach Re Redundant Reserve Financing Transaction as described in Note 10 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On April 8, 2016, the DOL published a final rule (the “DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs. Simultaneously with publication of the DOL Fiduciary Rule, the DOL issued new, and amended existing, exemptions intended, among other things, to allow advisers and their firms to continue to receive common forms of compensation that would otherwise be prohibited due to the DOL Fiduciary Rule, provided the conditions of the exemptions are met. On February 3, 2017, the President of the United States issued a memorandum directing the DOL to review the DOL Fiduciary Rule and the exemptions to determine, based on certain factors, whether they should be revised or rescinded. The DOL Fiduciary Rule and transitional exemptions became applicable on June 9, 2017, with the final exemptions scheduled to go into effect on January 1, 2018, though this date could be delayed. The DOL has stated that it will conduct the review and make the determinations directed by the President during the transition period from June 9, 2017 until January 1, 2018.

If the DOL Fiduciary Rule and the final exemptions were to become applicable without revisions, we believe that certain changes to our qualified plan business would be needed in order for us to continue to help investors save for retirement. Due to the uncertain status of the DOL Fiduciary Rule and the final exemptions, we cannot determine the extent and nature of the changes we ultimately will make. Additionally, we have not determined the extent to which we would make necessitated compensation, product or other changes to our qualified investment and savings plan business, nor whether we would make such changes consistent across our non-qualified investment and savings business. While we have incurred, and would expect to continue to incur, increased costs, we cannot quantify the collective impact of those costs and other changes on the Company. IRAs and other qualified accounts are a core component of the Investment and Savings Products segment of our business and accounted for a significant portion of the total revenue of this segment for the year ended December 31, 2016. Changes resulting from the DOL Fiduciary Rule could make it more difficult for us and our independent sales representatives to profitably serve the middle-income market and could result in a reduction in the number of IRAs and qualified accounts that we serve, which could materially adversely affect the amount of revenue that we generate from this line of business and ultimately could result in a decline in the number of our securities-licensed sales representatives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2017, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
April 1-30, 2017	115,054	$82.56	115,054	$160,650,200
May 1-31, 2017	192,087	79.00	192,069	145,476,749
June 1-30, 2017	277,557	73.85	277,557	124,979,165
Total	584,698	$77.26	584,680	$124,979,165

(1)

Consists of (a) repurchases of 18 shares at an average price of $83.80 arising from share-based compensation tax withholdings and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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
(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

August 9, 2017	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)