Form 10-Q
period 2017-09-30
Primerica, Inc.
filed 2017-11-08
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2017
Common Stock, $0.01 Par Value	44,248,057 shares

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2017	December 31, 2016
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,826,407 in 2017 and $1,734,683 in 2016)	$1,888,506	$1,792,438
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $727,232 in 2017 and $513,015 in 2016)	688,840	503,230
Equity securities available-for-sale, at fair value (cost: $34,888 in 2017 and $36,818 in 2016)	45,171	44,894
Trading securities, at fair value (cost: $11,469 in 2017 and $7,382 in 2016)	11,513	7,383
Policy loans	34,905	30,916
Total investments	2,668,935	2,378,861
Cash and cash equivalents	177,418	211,976
Accrued investment income	17,847	16,520
Due from reinsurers	4,238,978	4,193,562
Deferred policy acquisition costs, net	1,900,122	1,713,065
Agent balances, due premiums and other receivables	240,731	210,448
Intangible assets, net (accumulated amortization: $77,783 in 2017 and $75,231 in 2016)	52,364	54,915
Income taxes	43,601	37,369
Other assets	379,883	334,274
Separate account assets	2,486,960	2,287,953
Total assets	$12,206,839	$11,438,943

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$5,894,882	$5,673,890
Unearned premiums	476	527
Policy claims and other benefits payable	284,451	268,136
Other policyholders’ funds	371,508	363,038
Notes payable	373,196	372,919
Surplus note	688,055	502,491
Income taxes	255,877	225,006
Other liabilities	463,926	449,963
Payable under securities lending	106,978	73,646
Separate account liabilities	2,486,960	2,287,953
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	10,926,309	10,217,569

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2017 and 2016; issued and outstanding 44,380 shares in 2017 and 45,721 shares in 2016)	444	457
Paid-in capital	-	52,468
Retained earnings	1,228,546	1,138,851
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	4,492	(13,193)
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	47,192	42,852
Net unrealized investment losses other-than-temporarily impaired	(144)	(61)
Total stockholders’ equity	1,280,530	1,221,374
Total liabilities and stockholders’ equity	$12,206,839	$11,438,943

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$646,079	$616,587	$1,911,203	$1,825,906
Ceded premiums	(397,641)	(399,676)	(1,203,452)	(1,201,692)
Net premiums	248,438	216,911	707,751	624,214
Commissions and fees	144,627	134,282	437,211	400,005
Investment income net of investment expenses	27,153	24,356	78,595	74,742
Interest expense on surplus note	(7,231)	(4,957)	(19,037)	(13,716)
Net investment income	19,922	19,399	59,558	61,026
Realized investment gains (losses), including other-than- temporary impairment losses	22	(35)	260	2,623
Other, net	14,291	13,069	41,381	37,353
Total revenues	427,300	383,626	1,246,161	1,125,221

Benefits and expenses:
Benefits and claims	105,864	93,022	307,761	272,983
Amortization of deferred policy acquisition costs	53,384	45,428	153,094	127,277
Sales commissions	72,022	66,700	221,165	203,489
Insurance expenses	37,637	32,837	112,177	98,873
Insurance commissions	5,593	4,709	15,649	13,328
Interest expense	7,073	7,184	21,344	21,534
Other operating expenses	45,527	45,309	143,539	137,206
Total benefits and expenses	327,100	295,189	974,729	874,690
Income before income taxes	100,200	88,437	271,432	250,531
Income taxes	33,565	30,400	89,619	87,991
Net income	$66,635	$58,037	$181,813	$162,540

Earnings per share:
Basic earnings per share	$1.46	$1.22	$3.94	$3.38
Diluted earnings per share	$1.46	$1.22	$3.93	$3.37

Weighted-average shares used in computing earnings per share:
Basic	45,318	47,008	45,864	47,736
Diluted	45,408	47,051	45,947	47,775

Supplemental disclosures:
Total impairment losses	$(668)	$(478)	$(1,363)	$(3,308)
Impairment losses recognized in other comprehensive income before income taxes	142	-	142	-
Net impairment losses recognized in earnings	(526)	(478)	(1,221)	(3,308)
Other net realized investment gains	548	443	1,481	5,931
Realized investment gains (losses), including other-than- temporary impairment losses	$22	$(35)	$260	$2,623

Dividends declared per share	$0.20	$0.18	$0.58	$0.52

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$66,635	$58,037	$181,813	$162,540
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	(3,725)	5,129	7,447	63,414
Reclassification adjustment for realized investment (gains) losses included in net income	(554)	33	(896)	(2,300)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income tax expense (benefit)	10,000	(3,165)	17,878	11,704
Total other comprehensive income (loss) before income taxes	5,721	1,997	24,429	72,818
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,391)	1,777	2,487	21,518
Other comprehensive income (loss), net of income taxes	7,112	220	21,942	51,300
Total comprehensive income	$73,747	$58,257	$203,755	$213,840

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Nine months ended September 30,
	2017	2016
	(In thousands)
Common stock:
Balance, beginning of period	$457	$483
Repurchases of common stock	(18)	(29)
Net issuance of common stock	5	6
Balance, end of period	444	460

Paid-in capital:
Balance, beginning of period	52,468	180,250
Share-based compensation	21,658	21,564
Net issuance of common stock	(5)	(6)
Repurchases of common stock	(74,121)	(135,298)
Balance, end of period	-	66,510

Retained earnings:
Balance, beginning of period	1,138,851	952,804
Net income	181,813	162,540
Dividends	(26,802)	(24,956)
Repurchases of common stock	(65,316)	-
Balance, end of period	1,228,546	1,090,388

Accumulated other comprehensive income (loss):
Balance, beginning of period	29,598	12,235
Change in foreign currency translation adjustment, net of income tax expense (benefit)	17,685	11,574
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired, net of income tax expense (benefit)	4,340	39,720
Change in net unrealized investment losses other-than-temporarily impaired, net of income tax expense (benefit)	(83)	6
Balance, end of period	51,540	63,535
Total stockholders’ equity	$1,280,530	$1,220,893

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$181,813	$162,540
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	216,086	178,242
Deferral of policy acquisition costs	(317,112)	(281,397)
Amortization of deferred policy acquisition costs	153,094	127,277
Change in income taxes	22,151	53,282
Realized investment (gains) losses, including other-than-temporary impairments	(260)	(2,623)
Accretion and amortization of investments	(1,051)	(1,091)
Depreciation and amortization	10,323	10,879
Change in due from reinsurers	(24,137)	(34,907)
Change in agent balances, due premiums and other receivables	(30,283)	(36,160)
Trading securities sold, matured, or called (acquired), net	(4,147)	(6,917)
Share-based compensation	13,491	11,754
Change in other operating assets and liabilities, net	(10,169)	(14,307)
Net cash provided by (used in) operating activities	209,799	166,572

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	67,648	76,540
Fixed-maturity securities — matured or called	159,427	195,803
Equity securities	2,125	4,864
Available-for-sale investments acquired:
Fixed-maturity securities	(300,169)	(228,986)
Equity securities	(306)	(1,074)
Purchases of property and equipment and other investing activities, net	(7,965)	(11,410)
Cash collateral received (returned) on loaned securities, net	33,332	24,361
Sales (purchases) of short-term investments using securities lending collateral, net	(33,332)	(24,361)
Net cash provided by (used in) investing activities	(79,240)	35,737

Cash flows from financing activities:
Dividends paid	(26,802)	(24,956)
Common stock repurchased	(132,751)	(131,570)
Tax withholdings on share-based compensation	(6,704)	(3,757)
Net cash provided by (used in) financing activities	(166,257)	(160,283)
Effect of foreign exchange rate changes on cash	1,140	1,003
Change in cash and cash equivalents	(34,558)	43,029
Cash and cash equivalents, beginning of period	211,976	152,294
Cash and cash equivalents, end of period	$177,418	$195,323

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2017 and December 31, 2016, the statements of income and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, and the statements of stockholders' equity and cash flows for the nine months ended September 30, 2017 and 2016. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

New Accounting Principles. In March 2016, the FASB issued Accounting Standards Update No 2016-09 (“ASU 2016-09”) Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 intends to simplify several aspects of the accounting for share-based payment transactions, including the recognition of income tax consequences of awards, the classification of awards as either equity or liabilities, the method of recognizing award forfeitures, and the presentation of items within the statement of cash flows. The most notable impact on the Company’s financial statements involved the change in accounting for the income tax consequences associated with share-based payment transactions in the income statement. Prior to the adoption of ASU 2016-09, the tax effect of the difference between the cumulative compensation cost of a share-based award recognized for financial reporting purposes and the deduction of the award for tax purposes (“excess tax benefits or deficiencies”) was recognized as an adjustment to additional paid-in capital in the statement of stockholders’ equity. The amendments in ASU 2016-09 require that the excess tax benefits or deficiencies be recognized as a reduction to or an increase of income tax expense in the income statement. We adopted the amendments in ASU 2016-09 pertaining to excess tax benefits or deficiencies during the first quarter of 2017 on a prospective basis, which resulted in a reduction of income tax expense of approximately $0.9 million and $5.2 million for the excess tax benefit of share-based transactions for the three and nine months ended September 30, 2017, respectively. ASU 2016-09 also changes the presentation of excess tax benefits or deficiencies in the cash flow statement from a financing activity to an operating activity. Therefore, we have presented the excess tax benefits as cash flows from operating activities within the accompanying consolidated statements of cash flows for all periods presented. The adoption of all other amendments outlined in ASU 2016-09 had either no impact to our financial statements or an immaterial impact to our financial statements.

Future Application of Accounting Standards. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue by establishing the core principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized. Insurance contracts are specifically excluded from the scope of ASU 2014-09 and therefore revenue from our insurance product lines will not be affected by the new standard. The amendments in ASU 2014-09, as updated by ASU No. 2015-14, are effective retrospectively for the Company beginning in fiscal year 2018. Although we are still in the process of evaluating the customer contracts in our Investment and Savings Products and Corporate and Other Distributed Products segments, we currently believe that adopting the amendments in ASU 2014-09 will not have a material impact on our consolidated financial statements. However, we will continue to further evaluate all aspects of ASU 2014-09 and how it applies to our non-insurance revenue streams through the adoption date.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 intends to enhance the reporting model for financial instruments and addresses certain aspects of recognition, measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in ASU 2016-01 are effective for the Company beginning in fiscal year 2018. The recognition and measurement provisions of ASU 2016-01 will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of fiscal year 2018. We expect its primary impact on the Company will be the recognition of all unrealized gains and losses on available-for-sale equity securities in net income. Currently, all unrealized gains and losses (except for other-than-temporary impairment) on available-for-sale equity securities are recognized in other comprehensive income (loss).  The impact of adopting this standard will be driven by the value of unrealized gains and losses on available-for-sale equity securities as of the effective date of adoption. See Note 3 (Investments) for details of unrealized gains and losses on available-for-sale equity securities held by the Company as of September 30, 2017.

For additional information on new accounting pronouncements and recent accounting principles and their impact, if any, on our financial position or results of operations, see Note 1 (Description of Business, Basis of Presentation, and Summary of Accounting Policies) to our consolidated financial statements within our 2016 Annual Report.

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the unaudited condensed consolidated financial statements dated as of September 30, 2017.

(2) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenues:
Term life insurance segment	$256,240	$222,598	$729,193	$639,253
Investment and savings products segment	140,058	130,080	424,239	387,604
Corporate and other distributed products segment	31,002	30,948	92,729	98,364
Total revenues	$427,300	$383,626	$1,246,161	$1,125,221

Net investment income:
Term life insurance segment	$2,527	$1,903	$7,177	$5,624
Investment and savings products segment	-	-	-	-
Corporate and other distributed products segment	17,395	17,496	52,381	55,402
Total net investment income	$19,922	$19,399	$59,558	$61,026

Amortization of DAC:
Term life insurance segment	$50,386	$43,365	$145,456	$121,067
Investment and savings products segment	2,780	1,636	6,824	5,258
Corporate and other distributed products segment	218	427	814	952
Total amortization of DAC	$53,384	$45,428	$153,094	$127,277

Non-cash share-based compensation expense:
Term life insurance segment	$298	$339	$2,375	$2,320
Investment and savings products segment	354	337	1,895	1,841
Corporate and other distributed products segment	1,172	1,047	9,221	7,593
Total non-cash share-based compensation expense	$1,824	$1,723	$13,491	$11,754

Income (loss) before income taxes:
Term life insurance segment	$66,543	$58,137	$177,421	$162,234
Investment and savings products segment	39,050	35,760	115,854	103,514
Corporate and other distributed products segment	(5,393)	(5,460)	(21,843)	(15,217)
Total income before income taxes	$100,200	$88,437	$271,432	$250,531

Total assets by segment were as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Assets:
Term life insurance segment	$6,189,216	$5,945,502
Investment and savings products segment (1)	2,611,004	2,391,512
Corporate and other distributed products segment	3,406,619	3,101,929
Total assets	$12,206,839	$11,438,943

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $124.2 million and $103.7 million as of September 30, 2017 and December 31, 2016, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenues by country:
United States	$358,534	$323,560	$1,047,717	$947,618
Canada	68,766	60,066	198,444	177,603
Total revenues	$427,300	$383,626	$1,246,161	$1,125,221
Income before income taxes by country:
United States	$81,040	$71,525	$216,586	$200,137
Canada	19,160	16,912	54,846	50,394
Total income before income taxes	$100,200	$88,437	$271,432	$250,531

	September 30, 2017	December 31, 2016
	(In thousands)
Long-lived assets by country:
United States	$28,326	$26,685
Canada	744	780
Total long-lived assets	$29,070	$27,465

(3) Investments

Available-for-sale Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of available-for-sale fixed-maturity and equity securities follow:

	September 30, 2017
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,077	$325	$(18)	$10,384
Foreign government	134,123	5,210	(907)	138,426
States and political subdivisions	52,403	1,932	(73)	54,262
Corporates	1,310,913	51,255	(2,458)	1,359,710
Residential mortgage-backed securities	110,537	4,351	(105)	114,783
Commercial mortgage-backed securities	125,765	2,651	(507)	127,909
Other asset-backed securities	82,589	566	(123)	83,032
Total fixed-maturity securities(1)	1,826,407	66,290	(4,191)	1,888,506
Equity securities	34,888	10,367	(84)	45,171
Total fixed-maturity and equity securities	$1,861,295	$76,657	$(4,275)	$1,933,677

(1)

Includes approximately $0.2 million of other-than-temporary impairment (“OTTI”) losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at September 30, 2017 follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$118,965	$120,693
Due after one year through five years	789,489	820,976
Due after five years through 10 years	550,044	567,720
Due after 10 years	49,018	53,393
	1,507,516	1,562,782
Mortgage- and asset-backed securities	318,891	325,724
Total fixed-maturity securities	$1,826,407	$1,888,506

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale investments was as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Net unrealized investment gains including OTTI:
Fixed-maturity and equity securities	$72,382	$65,831
OTTI	220	95
Net unrealized investment gains excluding OTTI	72,602	65,926
Deferred income taxes	(25,410)	(23,074)
Net unrealized investment gains excluding OTTI, net of tax	$47,192	$42,852

Trading Securities. The costs and fair values of the fixed-maturity and equity securities classified as trading securities were as follows:

	September 30, 2017		December 31, 2016
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$10,117	$10,121	$7,332	$7,332
Equity securities	1,352	1,392	50	51
Total fixed-maturity and equity securities	$11,469	$11,513	$7,382	$7,383

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of September 30, 2017, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $38.4 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 4 (Fair Value of Financial Instruments).

See Note 12 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $15.2 million and $18.2 million as of September 30, 2017 and December 31, 2016, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $107.0 million and $73.6 million as of September 30, 2017 and December 31, 2016, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Fixed-maturity securities (available-for-sale)	$19,268	$18,578	$57,537	$56,204
Fixed-maturity security (held-to-maturity)	7,231	4,957	19,037	13,716
Equity securities	525	505	1,575	1,527
Policy loans and other invested assets	395	318	1,016	998
Cash and cash equivalents	282	148	722	497
Total return on deposit asset underlying 10% coinsurance agreement	869	1,058	2,671	5,443
Gross investment income	28,570	25,564	82,558	78,385
Investment expenses	(1,417)	(1,208)	(3,963)	(3,643)
Investment income net of investment expenses	27,153	24,356	78,595	74,742
Interest expense on surplus note	(7,231)	(4,957)	(19,037)	(13,716)
Net investment income	$19,922	$19,399	$59,558	$61,026

The components of net realized investment gains (losses) as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$1,089	$637	$2,153	$6,322
Gross losses from sales	(9)	(192)	(36)	(714)
OTTI losses	(526)	(478)	(1,221)	(3,308)
Gains (losses) from bifurcated options	(532)	(2)	(636)	323
Net realized investment gains (losses)	$22	$(35)	$260	$2,623

Other-Than-Temporary Impairment. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible OTTI. An investment in a debt or equity security is impaired if its fair value falls below its cost. Factors considered in determining whether an impairment is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity for fixed-maturity securities or within a reasonable period of time for equity securities. For additional information, see Note 4 (Investments) to the consolidated financial statements in our 2016 Annual Report.

Available-for-sale fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $364.5 million and $450.9 million as of September 30, 2017 and December 31, 2016, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2017
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,426	$(7)	5	$2,820	$(11)	2
Foreign government	42,275	(774)	42	3,858	(133)	5
States and political subdivisions	6,112	(42)	7	2,529	(31)	3
Corporates	147,865	(1,532)	140	29,115	(926)	35
Residential mortgage-backed securities	29,995	(96)	12	2,147	(9)	8
Commercial mortgage-backed securities	34,436	(137)	32	17,422	(370)	20
Other asset-backed securities	29,201	(71)	35	8,361	(52)	8
Total fixed-maturity securities	293,310	(2,659)		66,252	(1,532)
Equity securities	229	(4)	11	390	(80)	7
Total fixed-maturity and equity securities	$293,539	$(2,663)		$66,642	$(1,612)

	December 31, 2016
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,668	$(24)	4	$-	$-	-
Foreign government	34,538	(526)	36	3,048	(161)	3
States and political subdivisions	8,902	(129)	12	-	-	-
Corporates	232,070	(3,484)	225	45,471	(2,045)	51
Residential mortgage-backed securities	15,232	(92)	9	3,606	(28)	9
Commercial mortgage-backed securities	33,335	(423)	33	7,663	(47)	11
Other asset-backed securities	48,275	(260)	45	1,315	(43)	3
Total fixed-maturity securities	376,020	(4,938)		61,103	(2,324)
Equity securities	4,179	(269)	12	1,852	(244)	8
Total fixed-maturity and equity securities	$380,199	$(5,207)		$62,955	$(2,568)

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	September 30, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$655	$798	$5	$125

OTTI recognized in earnings on available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
OTTI on fixed-maturity securities not in default	$412	$466	$947	$3,145
OTTI on fixed-maturity securities in default	114	2	114	121
OTTI on equity securities	-	10	160	42
Total OTTI recognized in earnings	$526	$478	$1,221	$3,308

The securities noted above were considered to be other-than-temporarily impaired due to: our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; or analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. We also recognized OTTI related to invested assets held at the Parent company that we intended to sell to fund share repurchases, as well as impairments on equity securities where we do not expect to recover its cost basis.

As of September 30, 2017, the unrealized losses on our available-for-sale invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

OTTI recognized in earnings for available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$668	$445	$1,203	$1,374
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	142	-	142	-
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely- than-not will not be required to sell	526	445	1,061	1,374
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	-	33	160	1,934
OTTI recognized in earnings	$526	$478	$1,221	$3,308

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$5,575	$7,489	$5,774	$11,856
Additions for OTTI securities where no OTTI were recognized prior to the beginning of the period	351	451	351	1,682
Additions for OTTI securities where OTTI have been recognized prior to the beginning of the period	175	17	710	1,584
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(699)	(640)	(1,296)	(6,134)
Reductions for exchanges of securities previously impaired	(1,047)	(112)	(1,184)	(1,783)
Cumulative OTTI recognized in net income for securities still held, end of period	$4,355	$7,205	$4,355	$7,205

As of September 30, 2017, no OTTI have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. The fair value of these bifurcated options was approximately $1.8 million as of September 30, 2017 and $4.3 million as of December 31, 2016.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of September 30, 2017 and December 31, 2016. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

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

•

Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; certain mortgage- and asset-backed securities and bifurcated conversion options; and

•

Level 3. Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid mortgage-and asset-backed securities.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,384	$-	$10,384
Foreign government	-	138,426	-	138,426
States and political subdivisions	-	54,262	-	54,262
Corporates	3,341	1,356,366	3	1,359,710
Residential mortgage-backed securities	-	114,322	461	114,783
Commercial mortgage-backed securities	-	127,909	-	127,909
Other asset-backed securities	-	81,943	1,089	83,032
Total available-for-sale fixed-maturity securities	3,341	1,883,612	1,553	1,888,506
Available-for-sale equity securities	42,172	2,871	128	45,171
Trading securities	1,392	10,121	-	11,513
Separate accounts	-	2,486,960	-	2,486,960
Total fair value assets	$46,905	$4,383,564	$1,681	$4,432,150
Fair value liabilities:
Separate accounts	$-	$2,486,960	$-	$2,486,960
Total fair value liabilities	$-	$2,486,960	$-	$2,486,960

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,474	$-	$10,474
Foreign government	-	129,306	-	129,306
States and political subdivisions	-	45,724	-	45,724
Corporates	3,113	1,322,257	3	1,325,373
Residential mortgage-backed securities	-	98,966	585	99,551
Commercial mortgage-backed securities	-	109,443	-	109,443
Other asset-backed securities	-	65,075	7,492	72,567
Total available-for-sale fixed-maturity securities	3,113	1,781,245	8,080	1,792,438
Available-for-sale equity securities	39,556	5,256	82	44,894
Trading securities	51	7,332	-	7,383
Separate accounts	-	2,287,953	-	2,287,953
Total fair value assets	$42,720	$4,081,786	$8,162	$4,132,668
Fair value liabilities:
Separate accounts	$-	$2,287,953	$-	$2,287,953
Total fair value liabilities	$-	$2,287,953	$-	$2,287,953

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30, (1)
	2017	2016	2017	2016
	(In thousands)
Level 3 assets, beginning of period	$1,861	$717	$8,162	$783
Net unrealized gains (losses) included in other comprehensive income	24	12	246	17
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	-	1	9	6
Purchases	-	4,183	1,250	4,183
Sales	-	-	-	(3)
Settlements	(204)	(25)	(645)	(98)
Transfers into Level 3	-	1,675	2,439	1,676
Transfers out of Level 3(2)	-	(1)	(9,780)	(2)
Level 3 assets, end of period	$1,681	$6,562	$1,681	$6,562
(1)

Activities for investments that enter Level 3 in one quarter and exit Level 3 in another quarter within the same fiscal year are not eliminated until year-end when only the full year amounts are presented.

(2)

During the nine months ended September 30, 2017, transfers out of Level 3 assets primarily consisted of recently purchased fixed-maturity securities in a previous quarter for which observable inputs, most notably quoted prices, used to derive valuations became readily available.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no material transfers between Level 1 and Level 2 or between Level 1 and Level 3 during the three and nine months ended September 30, 2017 and 2016.

The table below is a summary of the estimated fair value for financial instruments.

	September 30, 2017		December 31, 2016
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,888,506	$1,888,506	$1,792,438	$1,792,438
Fixed-maturity securities (held-to-maturity)	688,840	727,232	503,230	513,015
Equity securities (available-for-sale)	45,171	45,171	44,894	44,894
Trading securities	11,513	11,513	7,383	7,383
Policy loans	34,905	34,905	30,916	30,916
Deposit asset underlying 10% coinsurance agreement	214,289	214,289	202,435	202,435
Separate accounts	2,486,960	2,486,960	2,287,953	2,287,953
Liabilities:
Notes payable(1)	$373,196	$406,500	$372,919	$401,340
Surplus note(1)	688,055	725,912	502,491	512,669
Separate accounts	2,486,960	2,486,960	2,287,953	2,287,953

(1)	Carrying value amounts shown are net of issuance costs.

The fair values of financial instruments presented above are estimates of the fair values at a specific point in time using various sources and methods, including market quotations and a complex matrix system that takes into account issuer sector, quality, and spreads in the current marketplace.

Recurring fair value measurements. Estimated fair values of investments in available-for-sale and trading fixed-maturity securities are principally a function of current spreads and interest rates that are corroborated by independent third-party data. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Equity securities, including common and nonredeemable preferred stocks, are carried at fair value. Segregated funds in separate accounts are carried at the underlying value of the variable insurance contracts, which is fair value.

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

Details on in-force life insurance follow:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Direct life insurance in force	$760,668,879	$731,822,070
Amounts ceded to other companies	(663,954,139)	(643,364,460)
Net life insurance in force	$96,714,740	$88,457,610
Percentage of reinsured life insurance in force	87%	88%

Due from reinsurers includes ceded reserve balances and ceded claim liabilities. Reinsurance receivable and financial strength ratings by reinsurer were as follows:

	September 30, 2017		December 31, 2016
	Reinsurance receivable	A.M. Best rating	Reinsurance receivable	A.M. Best rating
	(In thousands)
Pecan Re Inc.(1) (2)	$2,763,827	NR	$2,754,424	NR
SCOR Global Life Reinsurance Companies(3)	357,422	A+	355,759	A
Munich Re of Malta(2)	303,649	NR	282,382	NR
Swiss Re Life & Health America Inc.(4)	244,904	A+	249,299	A+
American Health and Life Insurance Company(2)	174,997	B	176,010	B
Munich American Reassurance Company	110,830	A+	106,471	A+
Korean Reinsurance Company	99,966	A	96,921	A
RGA Reinsurance Company	86,770	A+	84,473	A+
Hannover Life Reassurance Company	29,790	A+	22,929	A+
TOA Reinsurance Company	26,893	A	23,977	A+
All other reinsurers	39,930	-	40,917	-
Due from reinsurers	$4,238,978		$4,193,562

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

Benefits and claims ceded to reinsurers for the three and nine months ended September 30, 2017 were approximately $314.8 million and $991.9 million, respectively, compared to approximately $293.6 million and $898.5 million, respectively, for the three and nine months ended September 30, 2016.

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Nine months ended September 30,
	2017	2016
	(In thousands)
Policy claims and other benefits payable, beginning of period	$268,136	$238,157
Less reinsured policy claims and other benefits payable	323,195	263,003
Net balance, beginning of period	(55,059)	(24,846)
Incurred related to current year	120,062	105,557
Incurred related to prior years(1)	2,179	(671)
Total incurred	122,241	104,886
Claims paid related to current year, net of reinsured policy claims received	(190,542)	(148,710)
Reinsured policy claims received related to prior years, net of claims paid	60,118	31,103
Total paid	(130,424)	(117,607)
Foreign currency translation	330	357
Net balance, end of period	(62,912)	(37,210)
Add reinsured policy claims and other benefits payable	347,363	283,724
Balance, end of period	$284,451	$246,514

(1)	Includes the difference between our estimate of claims incurred but not yet reported at period end and the actual incurred claims reported after period end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity and payment lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows.

	Nine months ended September 30,
	2017	2016
	(In thousands)
Common stock, beginning of period	45,721	48,297
Shares issued for stock options exercised	38	108
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	430	426
Common stock retired	(1,809)	(2,869)
Common stock, end of period	44,380	45,962

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of September 30, 2017, we had a total of 916,662 RSUs and 54,431 PSUs outstanding.

On November 17, 2016, the Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common shares (the “share repurchase program”) for purchases through June 30, 2018. Under the share repurchase program, we repurchased 1,708,424 shares of our common stock in open market transactions for an aggregate purchase price of approximately $132.8 million through September 30, 2017. As of September 30, 2017, approximately $67.2 million remains for repurchases of our outstanding common stock under the share repurchase program.

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

The calculation of basic and diluted EPS follows.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$66,635	$58,037	$181,813	$162,540
Income attributable to unvested participating securities	(465)	(494)	(1,326)	(1,353)
Net income used in calculating basic EPS	$66,170	$57,543	$180,487	$161,187
Denominator:
Weighted-average vested shares	45,318	47,008	45,864	47,736
Basic EPS	$1.46	$1.22	$3.94	$3.38

Diluted EPS:
Numerator:
Net income	$66,635	$58,037	$181,813	$162,540
Income attributable to unvested participating securities	(464)	(493)	(1,324)	(1,352)
Net income used in calculating diluted EPS	$66,171	$57,544	$180,489	$161,188
Denominator:
Weighted-average vested shares	45,318	47,008	45,864	47,736
Dilutive effect of incremental shares to be issued for contingently issuable shares	90	43	83	39
Weighted-average shares used in calculating diluted EPS	45,408	47,051	45,947	47,775
Diluted EPS	$1.46	$1.22	$3.93	$3.37

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

The impacts of equity awards granted are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Total equity awards expense recognized	$1,824	$1,723	$13,491	$11,754
Quarterly incentive awards expense deferred	2,744	2,732	8,162	8,126

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

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term ending on January 15, 2026. As of September 30, 2017, the Company was in compliance with all financial covenants under the Credit Facility Agreement. At September 30, 2017, the amount of the LOC outstanding was approximately $367.2 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves.

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

(11) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$10,000	$(3,165)	$17,878	$11,704
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	107	(29)	193	130
Change in unrealized foreign currency translation gains (losses), net of income taxes	$9,893	$(3,136)	$17,685	$11,574
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(3,725)	$5,129	$7,447	$63,414
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(1,304)	1,795	2,608	22,193
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(2,421)	3,334	4,839	41,221

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(554)	33	(896)	(2,300)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(194)	11	(314)	(805)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(360)	22	(582)	(1,495)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(2,781)	$3,356	$4,257	$39,726

(12) Debt

Notes Payable. At September 30, 2017, the Company had $375.0 million of publicly-traded, senior unsecured notes with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022 (the "Senior Notes"). As of September 30, 2017, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three or nine months ended September 30, 2017.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2016 Annual Report.

Surplus Note. In May 2017, Primerica Life and Vidalia Re amended the Vidalia Re Coinsurance Agreement (the “Expanded Vidalia Re Coinsurance Agreement”) whereby Primerica Life ceded level-premium term life insurance policies issued in 2015 and 2016 to Vidalia Re effective June 30, 2017. The Expanded Vidalia Re Coinsurance Agreement also provides the option for Primerica Life to cede level-premium term life insurance policies issued in 2017 to Vidalia Re at a future date. Concurrent with the execution of the Expanded Vidalia Re Coinsurance Agreement, Vidalia Re entered into an amendment to the Surplus Note Purchase Agreement (the "Expanded Surplus Note Purchase Agreement") with Hannover Re and the LLC. Under the Expanded Surplus Note Purchase Agreement, the capacity of the principal amount of both the Surplus Note and the credit-enhanced LLC Note will be increased over time in accordance with the expanded amount of policy reserves being contractually supported under the Expanded Vidalia Re Coinsurance Agreement. The maturity date of both notes has been extended from December 31, 2029 to December 31, 2030. Based on the estimated reserves for ceded policies issued in 2011 through 2016, the principal amounts of the Surplus Note and the LLC Note are expected to reach approximately $1.3 billion each. The amended financing arrangement remains non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the credit enhancement feature. The Parent has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note. No other material terms or conditions of the original Surplus Note Purchase Agreement were modified under the Expanded Surplus Note Purchase Agreement. At September 30, 2017, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $688.8 million, which is equal to the principal amount of the LLC Note.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2016 Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2016 to September 30, 2017. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2016 Annual Report as well as Item 1A of Part II (Other Information) included elsewhere in this report. Actual results may differ materially from those contained in any forward-looking statements.

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

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
New recruits	90,210	73,706	239,466	202,406
New life-licensed sales representatives	12,783	11,739	36,633	33,576

The increase in new recruits during the three months ended September 30, 2017 compared to the prior year period included approximately 17,000 recruits from hurricane-affected areas whose Independent Business Application (“IBA”) fees were waived during September 2017. We cannot readily determine how many of these recruits would have been added without the fee waiver. The increase in new recruits in the nine months ended September 30, 2017 compared to the prior year period was largely driven by the sustained growth in the size of our independent sales force, resulting in more agents available to actively recruit, as well as the impact of the recruits from the hurricane-affected areas in September 2017.

New life-licensed representatives increased during the three and nine months ended September 30, 2017 compared to the same periods in 2016 reflecting the strong recruiting levels leading up to and following our June biennial convention combined with consistent licensing rates for new recruits. Looking forward, the licensing rate for new recruits from the hurricane-affected areas who received IBA fee waivers may be lower than our historical licensing rates and may not result in an increase in new life-licensed sales representatives commensurate with the current quarter’s increase in new recruits.

The size of our life-licensed independent sales force was as follows:

	September 30, 2017	June 30, 2017
Life-licensed sales representatives	124,436	121,471

The size of our life-licensed independent sales force at September 30, 2017 increased compared to June 30, 2017 due to the growth in new life-licensed representatives, which outpaced non-renewals during the third quarter of 2017.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Average number of life-licensed sales representatives	122,960	113,748	120,000	110,466
Number of new policies issued	78,056	75,374	232,731	219,134
Average monthly rate of new policies issued per life-licensed sales representative	0.21	0.22	0.22	0.22

The increase in new life insurance policies issued during the three and nine months ended September 30, 2017 compared to the prior year periods was primarily driven by the growth in the size of our life-licensed independent sales force in recent periods. Productivity, measured by the average monthly rate of new policies issued per life-licensed sales representative, was relatively consistent with the three and nine months ended September 30, 2016.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2017	% of beginning balance	2016	% of beginning balance	2017	% of beginning balance	2016	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$746,427		$714,756		$728,385		$693,194
Net change in face amount:
Issued face amount	24,035	3%	22,775	3%	71,121	10%	65,710	9%
Terminations	(16,331)	(2)%	(14,407)	(2)%	(48,029)	(7)%	(40,921)	(6)%
Foreign currency	3,280	*	(962)	*	5,934	1%	4,179	1%
Net change in face amount	10,984	1%	7,406	1%	29,026	4%	28,968	4%
Face amount in force, end of period	$757,411		$722,162		$757,411		$722,162
*	Less than 1%.

The face amount of term life policies in force as of September 30, 2017 increased 5% as compared to September 30, 2016 primarily due to strong policy sales. As a percentage of the beginning face amount in force, issued face amount as well as terminations for the three and nine months ended September 30, 2017 remained relatively consistent with the corresponding prior year periods. The strengthening of the Canadian dollar spot rate relative to the U.S. dollar during the three months ended September 30, 2017 also contributed to the increase in face amount for both the three- and nine- month periods ended September 30, 2017. The strengthening of the Canadian dollar spot rate also contributed to the increase in the overall face amount in force during the nine months ended September 30, 2016, however, this increase was concentrated to the first three months of 2016.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$878	$797	$81	10%	$2,850	$2,459	$391	16%
Annuities and other	366	422	(56)	(13)%	1,243	1,353	(110)	(8)%
Total sales-based revenue generating product sales	1,244	1,219	25	2%	4,093	3,812	281	7%
Managed investments	125	54	71	132%	269	155	114	73%
Segregated funds	62	69	(7)	(11)%	228	220	8	3%
Total product sales	$1,431	$1,342	$89	7%	$4,590	$4,187	$403	10%
Average client asset values:
Retail mutual funds	$35,717	$31,331	$4,386	14%	$34,538	$30,163	$4,375	15%
Annuities and other	17,230	15,233	1,997	13%	16,730	14,663	2,067	14%
Managed investments	2,246	1,776	470	26%	2,095	1,679	416	25%
Segregated funds	2,463	2,339	124	5%	2,390	2,249	141	6%
Total average client asset values	$57,656	$50,679	$6,977	14%	$55,753	$48,754	$6,999	14%

The rollforward of asset values in client accounts was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2017	% of beginning balance	2016	% of beginning balance	2017	% of beginning balance	2016	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$56,591		$49,372		$52,339		$47,353
Net change in asset values:
Inflows	1,431	3%	1,342	3%	4,589	9%	4,187	9%
Redemptions	(1,257)	(2)%	(1,142)	(2)%	(3,841)	(7)%	(3,516)	(7)%
Net inflows	174	*	200	*	748	1%	671	1%
Change in market value, net	1,552	3%	1,860	4%	4,941	9%	2,885	6%
Foreign currency, net	354	1%	(99)	*	643	1%	424	1%
Net change in asset values	2,080	4%	1,961	4%	6,332	12%	3,980	8%
Asset values, end of period	$58,671		$51,333		$58,671		$51,333
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	Positions	%	2017	2016	Positions	%
	(Positions in thousands)
Average number of fee-generating positions(1):
Recordkeeping and custodial	2,235	2,203	32	1%	2,230	2,198	32	1%
Recordkeeping only	678	690	(12)	(2)%	675	680	(5)	(1)%
Total average number of fee- generating positions	2,913	2,893	20	1%	2,905	2,878	27	1%

(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees earned for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions during the Three Months Ended September 30, 2017

Product sales. Investment and savings products sales increased during the three months ended September 30, 2017 compared with the prior year period largely due to the positive impact of market performance on customer demand for U.S. retail mutual funds in recent periods as well as increased sales of managed investments with the launch of the Primerica Advisors Lifetime Investment Platform during the second quarter of 2017. The increase in retail mutual funds and managed investments sales was partially offset by a decline in variable annuity sales, consistent with industry trends, as well as lower fixed indexed annuity sales.

Average client asset values. The growth in average client asset values in the third quarter of 2017 compared with the prior year period was primarily driven by positive market performance in recent periods and continued net inflows.

Rollforward of client asset values. Client asset values during the three months ended September 30, 2017 increased primarily due to an increase in market value as well as continued inflows from product sales, which outpaced redemptions. The strengthening of the Canadian dollar spot rate relative to the U.S. dollar during the three months ended September 30, 2017 also contributed to the increase in client asset values for the three months ended September 30, 2017.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended September 30, 2017 from the prior year period primarily due to the cumulative effect of product sales of mutual funds that are serviced on the Company’s recordkeeping and custodial services platform.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions during the Nine Months Ended September 30, 2017

Product sales. Investment and savings products sales increased in the nine months ended September 30, 2017 compared with the prior year period largely due to the same factors impacting product sales as discussed above in the three-month comparison.

Average client asset values. The growth in average client asset values during the nine months ended September 30, 2017 compared with the prior year period was primarily driven by the same factors impacting average client asset values as described above in the three-month comparison.

Rollforward of client asset values. Client asset values increased during the nine months ended September 30, 2017 compared with the prior year period largely due to the same factors impacting client asset values as discussed above in the three-month comparison.

Average number of fee-generating positions. The average number of fee-generating positions during the nine months ended September 30, 2017 increased from the prior year period primarily due to the same factors impacting average number of fee-generating positions as discussed above in the three-month comparison.

Other business trends and conditions.

Regulatory changes can also impact our product sales. On April 8, 2016, the Department of Labor (“DOL”) published a final regulation (“the DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including individual retirement accounts (“IRAs”). In connection with the DOL Fiduciary Rule, the DOL also issued new exemptions and amended several existing exemptions. On February 3, 2017, the President of the United States issued a memorandum directing the DOL to review the DOL Fiduciary Rule and the exemptions to determine, based on certain factors, whether they should be revised or rescinded. The DOL Fiduciary Rule and transitional exemptions became applicable on June 9, 2017, with the final exemptions scheduled to go into effect on January 1, 2018, though the DOL has proposed an extension of this date. The DOL has stated that it will conduct the review and make the determinations directed by the President during the transition period.

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

Investment and Savings Products Segment. Our Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing management, marketing and support, and distribution fees, and the number of recordkeeping positions and custodial fee-generating accounts we administer.

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

Asset values in client accounts. We earn marketing and support fees as well as distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory fees on assets in managed investments. In Canada, we earn management fees on certain mutual fund assets and on the segregated funds for which we serve as investment manager.  Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients' accounts are primarily invested in equity funds.

Positions. We earn recordkeeping fees for administrative functions we perform on behalf of several of our mutual fund providers. An individual client account may include multiple fund positions for which we earn recordkeeping fees. We may also receive fees earned for non-bank custodial services that we provide to clients with retirement plan accounts.

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

•

sales of a higher proportion of managed investments and segregated funds products will spread the revenues generated over time because we earn higher revenues based on assets under management for these accounts each period as opposed to earning upfront revenues based on product sales; and

•

sales of a higher proportion of mutual fund products sold will impact the timing and amount of revenue we earn given the marketing, support, recordkeeping and custodial services we provide for the various mutual fund products we distribute.

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

Accounting Policy Changes. During the three and nine months ended September 30, 2017, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2016 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$646,079	$616,587	$29,492	5%	$1,911,203	$1,825,906	$85,297	5%
Ceded premiums	(397,641)	(399,676)	(2,035)	(1)%	(1,203,452)	(1,201,692)	1,760	*
Net premiums	248,438	216,911	31,527	15%	707,751	624,214	83,537	13%
Commissions and fees	144,627	134,282	10,345	8%	437,211	400,005	37,206	9%
Investment income net of investment expenses	27,153	24,356	2,797	11%	78,595	74,742	3,853	5%
Interest expense on surplus note	(7,231)	(4,957)	2,274	46%	(19,037)	(13,716)	5,321	39%
Net investment income	19,922	19,399	523	3%	59,558	61,026	(1,468)	(2)%
Realized investment gains (losses), including other-than-temporary impairment losses	22	(35)	57	(163)%	260	2,623	(2,363)	(90)%
Other, net	14,291	13,069	1,222	9%	41,381	37,353	4,028	11%
Total revenues	427,300	383,626	43,674	11%	1,246,161	1,125,221	120,940	11%

Benefits and expenses:
Benefits and claims	105,864	93,022	12,842	14%	307,761	272,983	34,778	13%
Amortization of DAC	53,384	45,428	7,956	18%	153,094	127,277	25,817	20%
Sales commissions	72,022	66,700	5,322	8%	221,165	203,489	17,676	9%
Insurance expenses	37,637	32,837	4,800	15%	112,177	98,873	13,304	13%
Insurance commissions	5,593	4,709	884	19%	15,649	13,328	2,321	17%
Interest expense	7,073	7,184	(111)	(2)%	21,344	21,534	(190)	(1)%
Other operating expenses	45,527	45,309	218	*	143,539	137,206	6,333	5%
Total benefits and expenses	327,100	295,189	31,911	11%	974,729	874,690	100,039	11%
Income before income taxes	100,200	88,437	11,763	13%	271,432	250,531	20,901	8%
Income taxes	33,565	30,400	3,165	10%	89,619	87,991	1,628	2%
Net income	$66,635	$58,037	$8,598	15%	$181,813	$162,540	$19,273	12%
*	Less than 1%.

Results for the Three Months Ended September 30, 2017

Total revenues. Total revenues for the three months ended September 30, 2017 increased compared to the same period in 2016 primarily due to incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as growth in direct premiums from strong term life insurance policy sales in recent periods. Commissions and fees from our Investment and Savings Products segment increased mainly as a result of growth in client assets values, partially offset by a change in sales mix to product offerings with lower sales-based commission rates.

Interest expense on surplus note will fluctuate from period to period along with the principal amount of our surplus note (the “Surplus Note”) based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by our  captive insurance company, Vidalia Re, Inc. (“Vidalia Re”). Investment income earned on our held-to-maturity invested asset completely offsets the interest expense on Surplus Note, thereby eliminating any impact on net investment income. For more information on the Surplus Note, see Note 12 (Debt) and for additional information on the redundant reserve financing transaction used by Vidalia Re, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Other, net revenues increased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 largely due to the increase in fees collected for our proprietary sales force support system, consistent with subscriber growth, as the size of our independent sales force has increased. The increase in these fees was accompanied by higher technology spending incurred to support and enhance the system’s tools as noted below in the “Total benefits and expenses” section. Fees collected for our proprietary sales force support system are allocated between our Term Life Insurance segment and our Investment and Savings Products segment based on the relative number of sales force representatives that are licensed to sell products in each respective segment.

Total benefits and expenses. The increase in total benefits and expenses for the three months ended September 30, 2017 compared to the prior year period is mostly attributable to the growth in premium-related costs, which includes benefits and claims, amortization of DAC, and insurance expenses. Amortization of DAC also increased due to weaker Canadian segregated fund market performance.  Insurance expenses also increased due to higher technology spending as discussed above in the “Total revenues” section. The growth in sales commissions for the three months ended September 30, 2017 compared to the prior year period was in line with the increase in commissions and fees revenue.

Income taxes. Our effective income tax rate for the three months ended September 30, 2017 was 33.5% compared to 34.4% in the same period in 2016. The decline in the effective income tax rate was primarily attributable to the recognition of excess tax benefits of approximately $0.9 million resulting from the difference between the share price of our common stock on the grant date of sales force equity awards and the date that the sales restrictions on these awards lapsed. The impact on the income tax rate resulted from the adoption of Accounting Standards Update No 2016-09 (“ASU 2016-09”) Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017.

Results for the Nine Months Ended September 30, 2017

Total revenues. Total revenues for the nine months ended September 30, 2017 increased compared to the nine months ended September 30, 2016 primarily due to the same factors impacting total revenues as discussed above in the three-month comparison.

Total benefits and expenses. The growth in total benefits and expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was mostly attributable to the same factors impacting total benefits and expenses as discussed above in the three-month comparison. Claims experience in the first half of 2017 also caused benefits and claims to increase when compared to the prior year period as actual claims negatively impacted benefits and claims by approximately $5 million. However, this impact from claims experience was mostly offset by YRT rate reductions negotiated for 2014 and later issue years, which continues to dampen the growth in benefits and claims relative to the growth in net premiums. Also, contributing to the increases in total benefits and expenses was weaker persistency during the first half of 2017 that caused the increase in amortization of DAC to outpace the growth in net premiums, as well as higher other operating expenses of approximately $5.4 million in employee-related expenses.

Income taxes. Our effective income tax rate for the nine months ended September 30, 2017 was 33.0%, down from 35.1% in the same period in 2016 primarily due to the recognition of approximately $5.2 million in excess tax benefits from the deductibility of equity awards to employees and members of the sales force. The impact on the income tax rate resulted from the adoption of ASU 2016-09 as noted in the three-month comparison.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$638,830	$608,396	$30,434	5%	$1,889,695	$1,801,757	$87,938	5%
Ceded premiums	(395,772)	(397,214)	(1,442)	*	(1,198,024)	(1,194,977)	3,047	*
Net premiums	243,058	211,182	31,876	15%	691,671	606,780	84,891	14%
Allocated investment income	2,527	1,903	624	33%	7,177	5,624	1,553	28%
Other, net	10,655	9,513	1,142	12%	30,345	26,849	3,496	13%
Total revenues	256,240	222,598	33,642	15%	729,193	639,253	89,940	14%
Benefits and expenses:
Benefits and claims	101,351	88,800	12,551	14%	294,653	259,430	35,223	14%
Amortization of DAC	50,386	43,365	7,021	16%	145,456	121,067	24,389	20%
Insurance expenses	36,086	31,125	4,961	16%	106,734	93,288	13,446	14%
Insurance commissions	1,874	1,171	703	60%	4,929	3,234	1,695	52%
Total benefits and expenses	189,697	164,461	25,236	15%	551,772	477,019	74,753	16%
Income before income taxes	$66,543	$58,137	$8,406	14%	$177,421	$162,234	$15,187	9%
*	Less than 1%.

Results for the Three Months Ended September 30, 2017

Net premiums. Direct premiums grew in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the increase in the number of new policies issued in recent periods and growth in the in-force book of business. The slight decline in ceded premiums during the three months ended September 30, 2017 includes approximately $13.2 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, largely offset by approximately $11.7 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase in direct premiums combined with the slight decline in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Benefits and claims. Benefits and claims for the three months ended September 30, 2017 increased mainly due to the growth in net premiums.  The incremental impact of YRT reductions negotiated for recent issue years continues to dampen the growth in benefits and claims relative to the growth in net premiums.  Claims experience, which was favorable for both the current and prior year periods, positively impacted benefits and claims by approximately $2 million in the current period.

Amortization of DAC. The amortization of DAC for the three months ended September 30, 2017 increased in comparison to the same period in 2016 largely due to growth in net premiums as well as the impact of slightly lower persistency experience.

Insurance expenses. The increase in insurance expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to growth in the business and the run-off of expense allowances related to the IPO coinsurance transactions resulting in a year-over-year increase of approximately $2.2 million. Higher costs incurred for our proprietary sales force support system’s mobile application as well as higher employee-related expenses also contributed to the increase in insurance expenses by approximately $1.5 million and $0.8 million, respectively.

Results for the Nine Months Ended September 30, 2017

Net premiums. Net premiums grew for the nine months ended September 30, 2017 compared to the prior year period mostly due to the same trends impacting net premiums as discussed above in the three-month comparison. The growth in direct premiums exceeded the growth in ceded premiums, which caused net premiums to increase at a higher rate than direct premiums. Ceded premiums increased modestly in the nine months ended September 30, 2017 versus the comparable period in 2016 as higher non-level YRT reinsurance ceded premiums of approximately $33.6 million were offset by lower coinsurance ceded premiums from the run-off of business subject to the IPO coinsurance transactions of approximately $30.6 million.

Benefits and claims. Benefits and claims increased during the nine months ended September 30, 2017 compared to the prior year period mainly due to the growth in net premiums. As discussed in the “Total benefits and expenses” section of the “Primerica, Inc. and Subsidiaries Results” consolidated results of operations caption, the adverse impact on benefits and claims from claims experience in the first half of 2017 was mostly offset by the incremental impact of YRT rate reductions.

Amortization of DAC. Amortization of DAC increased for the nine months ended September 30, 2017 compared to the prior year period primarily due to comparatively weaker persistency during the first half of 2017.

Insurance expenses. Insurance expenses for the nine months ended September 30, 2017 compared to the prior year period increased due to higher expenses incurred for our proprietary sales force support system’s mobile application of approximately $5.2 million, higher growth-related expenses of approximately $4.8 million and increased employee-related expenses of approximately $2.7 million.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$53,488	$55,149	$(1,661)	(3)%	$174,697	$170,425	$4,272	3%
Asset-based revenues	70,279	60,759	9,520	16%	202,176	175,606	26,570	15%
Account-based revenues	13,811	11,899	1,912	16%	40,310	34,819	5,491	16%
Other, net	2,480	2,273	207	9%	7,056	6,754	302	4%
Total revenues	140,058	130,080	9,978	8%	424,239	387,604	36,635	9%
Expenses:
Amortization of DAC	2,780	1,636	1,144	70%	6,824	5,258	1,566	30%
Insurance commissions	3,219	3,001	218	7%	9,227	8,515	712	8%
Sales commissions:
Sales-based	38,338	38,276	62	*	124,800	120,643	4,157	3%
Asset-based	30,220	25,271	4,949	20%	86,815	73,272	13,543	18%
Other operating expenses	26,451	26,136	315	1%	80,719	76,402	4,317	6%
Total expenses	101,008	94,320	6,688	7%	308,385	284,090	24,295	9%
Income before income taxes	$39,050	$35,760	$3,290	9%	$115,854	$103,514	$12,340	12%
*	Less than 1%.

Results for the Three Months Ended September 30, 2017

Commissions and fees. Commissions and fees increased during the three months ended September 30, 2017 compared to the prior year period primarily due to growth in asset-based revenues, reflecting higher average client asset values. Account-based revenues also contributed to the increase in commissions and fees due to changes in our account-based fee structure on U.S. qualified accounts since the prior year period as well as growth in the average number of fee-generating positions in mutual funds that are serviced on the Company’s recordkeeping and custodial services platform. These increases in commission and fees were partially offset by the decrease in sales-based revenues due to the higher mix of product offerings with lower sales-based commission rates. Although overall product sales increased in 2017, the lower percentage of higher revenue variable and fixed indexed annuity sales caused sales-based revenues to decline year-over-year Also contributing to the decline in sales-based revenue was the inclusion in the prior year period of a year-to-date cumulative adjustment of approximately $1 million in increased revenue from a contract with one of our product providers.

Amortization of DAC. Amortization of DAC increased during the three months ended September 30, 2017 compared to the prior year period largely due to weaker Canadian segregated fund market performance in 2017, which was partially offset by lower redemptions. Amortization of DAC also increased due to the deceleration of DAC amortization in the third quarter of 2016 as a result of strong returns from Canadian segregated funds in the prior year.

Sales commissions. Sales-based commissions for the three months ended September 30, 2017 compared to the prior year period was relatively consistent with sales-based revenues when excluding the cumulative revenue adjustment recognized in 2016 as discussed above in the commissions and fees revenues. Asset-based commissions outpaced the increase in asset-based revenues in the three months ended September 30, 2017 compared to the prior year period primarily due to our Canadian segregated funds. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions was relatively consistent with the increase in asset-based revenues excluding Canadian segregated funds.

Other operating expenses. Other operating expenses increased during the three months ended September 30, 2017 compared to the prior year period primarily due to growth in the business of approximately $0.6 million, higher employee-related expenses of approximately $0.5 million and technology spending for a new sales tool to support our agents’ distribution of products of approximately $0.4 million. These increases in other operating expenses were largely offset by approximately $1.4 million of lower costs incurred in 2017 versus 2016 related to the implementation of the DOL Fiduciary Rule.

Results for the Nine Months Ended September 30, 2017

Commissions and fees. The increase in asset- and account-based revenues during the nine months ended September 30, 2017 compared to the prior year period was largely attributable to the same factors discussed above in the three-month comparison.  Sales-based revenues also contributed to the increase in commissions and fees due to higher product sales during the first half of 2017 while being partially offset by the change in sales mix as discussed above in the three-month comparison.

Amortization of DAC. The increase in amortization of DAC during the nine months ended September 30, 2017 compared to the prior year period was largely attributable to the deceleration of DAC amortization in 2016 as discussed above in the three-month comparison.

Sales commissions. In comparing the nine months ended September 30, 2017 to the prior year period, sales- and asset-based commissions increased consistent with the growth in sales- and asset-based revenues, respectively.

Other operating expenses. Other operating expenses increased during the nine months ended September 30, 2017 compared to the prior year period primarily due to growth in expenses of approximately $1.4 million based on client assets, the launch of the new Primerica Advisors Lifetime Investment Platform during the second quarter of approximately $1.2 million, technology spending of approximately $1.4 million for a new sales tool to support our agents’ distribution of products, and higher employee-related expenses of approximately $1.0 million.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$7,249	$8,191	$(942)	(12)%	$21,508	$24,149	$(2,641)	(11)%
Ceded premiums	(1,869)	(2,462)	(593)	(24)%	(5,428)	(6,715)	(1,287)	(19)%
Net premiums	5,380	5,729	(349)	(6)%	16,080	17,434	(1,354)	(8)%
Commissions and fees	7,049	6,475	574	9%	20,028	19,155	873	5%
Allocated investment income net of investment expenses	24,626	22,453	2,173	10%	71,418	69,118	2,300	3%
Interest expense on surplus note	(7,231)	(4,957)	2,274	46%	(19,037)	(13,716)	5,321	39%
Allocated net investment income	17,395	17,496	(101)	(1)%	52,381	55,402	(3,021)	(5)%
Realized investment gains (losses), including other-than- temporary impairment losses	22	(35)	57	(163)%	260	2,623	(2,363)	(90)%
Other, net	1,156	1,283	(127)	(10)%	3,980	3,750	230	6%
Total revenues	31,002	30,948	54	*	92,729	98,364	(5,635)	(6)%
Benefits and expenses:
Benefits and claims	4,513	4,222	291	7%	13,108	13,553	(445)	(3)%
Amortization of DAC	218	427	(209)	(49)%	814	952	(138)	(14)%
Insurance expenses	1,551	1,712	(161)	(9)%	5,443	5,585	(142)	(3)%
Insurance commissions	500	537	(37)	(7)%	1,493	1,579	(86)	(5)%
Sales commissions	3,464	3,153	311	10%	9,550	9,574	(24)	*
Interest expense	7,073	7,184	(111)	(2)%	21,344	21,534	(190)	(1)%
Other operating expenses	19,076	19,173	(97)	(1)%	62,820	60,804	2,016	3%
Total benefits and expenses	36,395	36,408	(13)	*	114,572	113,581	991	1%
Loss before income taxes	$(5,393)	$(5,460)	$(67)	(1)%	$(21,843)	$(15,217)	$6,626	44%
*	Less than 1%.

Results for the Three Months Ended September 30, 2017

Total revenues. Total revenues were flat during the three months ended September 30, 2017 compared to the prior year period largely due to consistent allocated net investment income.

The positive impact on allocated net investment from a larger average invested asset portfolio was largely offset by the negative effect of sustained low interest rates on our portfolio’s yield offset during the period ended September 30, 2017.

Benefits and expenses. Benefits and expenses results for the three months ended September 30, 2017 were consistent with the prior year period.

Results for the Nine Months Ended September 30, 2017

Total revenues. The decrease in total revenues during the nine months ended September 30, 2017 compared to the prior year period was largely attributable to lower allocated net investment income as well as the decline in realized investment gains (losses). The decrease in allocated net investment income was largely due to the impact from the mark-to-market adjustment on the deposit asset backing an IPO-related reinsurance agreement. During the nine months ended September 30, 2017, the mark-to-market adjustment was minimal while the nine-month period ended September 30, 2016 included an approximately $2 million positive mark-to-market adjustment. Consistent with the three-month comparison, the impact on allocated net investment income from a larger invested asset portfolio was largely offset by the portfolio’s lower yield when comparing the nine months ended September 30, 2017 with the nine months ended September 30, 2016. Realized investment gains (losses), including other-than-temporary impairment losses, decreased during the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to higher realized investment gains we recognized in the second quarter of 2016 from the sale of a larger number of fixed-maturity securities pursuant to which the Company was able to reduce its exposure to specific issuers.

Total benefits and expenses. The increase in total benefits and expenses for the nine months ended September 30, 2017 compared to the prior year period was primarily due to higher employee-related equity award expense during the first quarter of 2017; when expense is recognized for equity awards granted to retirement-eligible employees. For more information regarding stock compensation expense recognized for retirement-eligible employees, see Note 9 (Share-based Transactions) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of September 30, 2017, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

We invest a portion of our portfolio in assets denominated in Canadian dollars, which, at minimum, would equal our reserves for policies denominated in Canadian dollars. Additionally, to ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our invested asset portfolio and our general liability profile.

We also hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third-party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2030, was obtained in exchange for the Surplus Note of equal principal amount issued by Vidalia Re. For more information on the LLC Note, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	September 30, 2017	December 31, 2016
Average rating of our fixed-maturity portfolio	A-	A-
Average duration of our fixed-maturity portfolio	3.8 years	3.9 years
Average book yield of our fixed-maturity portfolio	4.04%	4.21%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating follows:

	September 30, 2017		December 31, 2016
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$342,424	19%	$295,873	17%
AA	156,762	9%	161,594	9%
A	413,724	23%	387,072	23%
BBB	849,704	46%	798,156	46%
Below investment grade	68,627	3%	93,533	5%
Not rated	5,287	*	5,787	*
Total	$1,836,528	100%	$1,742,015	100%
(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	September 30, 2017
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$23,174	$22,821	$353	AAA
AT&T Inc	13,328	12,269	1,059	BBB+
National Rural Utilities Cooperative	11,086	10,276	810	A
General Electric Co	10,612	10,236	376	AA-
Municipal Finance Authority of BC	9,802	9,910	(108)	AA-
Wells Fargo & Co	9,613	8,905	708	A
Enbridge Inc	9,116	8,830	286	BBB+
Province of Ontario Canada	9,017	8,643	374	A+
Province of Alberta Canada	8,904	8,920	(16)	A+
TransCanada Corp	8,814	8,542	272	A-
Total – ten largest holdings	$113,466	$109,352	$4,114
Total – fixed-maturity and equity securities	$1,945,190	$1,872,764
Percent of total fixed-maturity and equity securities	6%	6%

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares outstanding. At September 30, 2017, the Parent Company had cash and invested assets of approximately $63.9 million.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2017	2016	$
	(In thousands)
Net cash provided by (used in) operating activities	$209,799	$166,572	$43,227
Net cash provided by (used in) investing activities	(79,240)	35,737	(114,977)
Net cash provided by (used in) financing activities	(166,257)	(160,283)	(5,974)
Effect of foreign exchange rate changes on cash	1,140	1,003	137
Change in cash and cash equivalents	$(34,558)	$43,029	$(77,587)

Operating Activities.  The increase in cash flows from operating activities during the nine months ended September 30, 2017 versus the nine months ended September 30, 2016 was driven by higher cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. The impact of growing net premiums, as discussed earlier in the

“Results of Operations” section, contributed to positive incremental cash flows after payments are made for policy acquisition costs during the first year that policies are issued. This increase in operating cash flows was partially offset by higher year-over-year payments for policy acquisition costs associated with the increase in issued term life insurance policies in 2017. Also offsetting the increase in operating cash flows was the effect of lower year-over-year income tax payments in 2016 relative to income tax expense recorded in net income as a result of temporary tax basis differences in our Term Life Insurance segment.

Investing Activities. Investing activities cash flows changed to a usage of cash in 2017 as compared with a source of cash in 2016 primarily due to activity in the Company’s fixed-maturity securities investment portfolio. The largest item affecting the year-over-year change in investing activities cash flows was the higher use of cash in 2017 to purchase investments in fixed-maturity securities compared with 2016 as the size of our investment portfolio continued to grow along with the growth of our in-force term life business. Additionally, during the nine months ended September 30, 2017, the Company had a lower level of fixed-maturity securities that matured and it sold fewer fixed-maturity securities versus the comparable period in 2016.

Financing Activities.  Cash used in financing activities during the nine months ended September 30, 2017 increased modestly compared to the same period in 2016 primarily due to higher tax withholdings on the vesting of employee equity awards as a result of the increased market share price of our common stock. In addition, the per share increase in shareholder dividends declared by the Company in 2017 versus 2016 also contributed to the increase in cash used in financing activities.

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

As of September 30, 2017, our U.S. life insurance subsidiaries had statutory capital and RBC substantially in excess of the applicable statutory requirements and remained well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of September 30, 2017, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

We have established Peach Re, Inc. ("Peach Re") and Vidalia Re as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Primerica Life has ceded certain term life policies issued prior to 2011 to Peach Re as part of a Regulation XXX redundant reserve financing transaction (the “Peach Re Redundant Reserve Financing Transaction”) and has ceded certain term life policies issued in 2011through 2016 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). These redundant reserve financing transactions allow us to more efficiently manage and deploy our capital. The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a standardized reserving formula. PBR has been adopted by almost all state insurance departments effective in 2017, Massachusetts and New York, where PLIC and NBLIC, respectively, are domiciled, have not yet adopted. When adopted, the new principle-based reserve regulation will greatly reduce the statutory policy benefit reserve requirements, but will only apply for business issued after the effective date. See Note 10 (Commitments and Contingent Liabilities), Note 3 (Investments), and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at September 30, 2017. No events of default(s) occurred during the three and nine months ended September 30, 2017.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2016.

Short-Term Borrowings. We had no short-term borrowings as of or during the three and nine months ended September 30, 2017.

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

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements as of September 30, 2017 consisted of the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) and associated with the Peach Re Redundant Reserve Financing Transaction as described in Note 10 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On April 8, 2016, the DOL published a final rule (the “DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act and Internal Revenue Code (“IRC”) Section 4975. IRC Section 4975 prohibits certain types of compensation paid by third parties with respect to transactions involving assets in qualified accounts, including IRAs. Simultaneously with publication of the DOL Fiduciary Rule, the DOL issued new, and amended existing, exemptions intended, among other things, to allow advisers and their firms to continue to receive common forms of compensation that would otherwise be prohibited due to the DOL Fiduciary Rule, provided the conditions of the exemptions are met. On February 3, 2017, the President of the United States issued a memorandum directing the DOL to review the DOL Fiduciary Rule and the exemptions to determine, based on certain factors, whether they should be revised or rescinded. The DOL Fiduciary Rule and transitional exemptions became applicable on June 9, 2017, with the final exemptions scheduled to go into effect on January 1, 2018, though the DOL has proposed an extension of this date. The DOL has stated that it will conduct the review and make the determinations directed by the President during the transition period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2017, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
July 1-31, 2017	234,172	$77.74	231,466	$106,980,369
August 1-31, 2017	260,186	79.55	260,186	86,282,572
September 1-30, 2017	249,815	76.18	249,435	67,283,108
Total	744,173	$77.85	741,087	$67,283,108

(1)

Consists of (a) repurchases of 3,086 shares at an average price of $76.46 arising from share-based compensation tax withholdings (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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
(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

November 8, 2017	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)