Form 10-K
period 2017-12-31
Primerica, Inc.
filed 2018-02-26
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2017, was $3,395,813,718. The number of shares of the registrant’s Common Stock outstanding at January 31, 2018, with $0.01 par value, was 44,311,634.

Documents Incorporated By Reference

Certain information contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 16, 2018 is incorporated by reference into Part III hereof.

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

•

if our suitability policies and procedures, or our policies and procedures for compliance with the Department of Labor’s fiduciary duty rule, were deemed inadequate, it could have a material adverse effect on our business, financial condition and results of operations;

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

•	valuation of our investments and the determination of whether a decline in the fair value of our invested assets is other-than-temporary are based on estimates that may prove to be incorrect;

ii

•	changes in accounting standards can be difficult to predict and could adversely impact how we record and report our financial condition and results of operations;
•	the effects of economic down cycles could materially adversely affect our business, financial condition and results of operations;
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

Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is a leading distributor of financial products to middle-income households in the United States and Canada with 126,121 licensed sales representatives at December 31, 2017. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We insured approximately five million lives and have over two million client investment accounts at December 31, 2017. Our distribution model uniquely positions us to reach underserved middle-income consumers in a cost-effective manner and has proven itself in both favorable and challenging economic environments.

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

We believe there is significant opportunity to meet the increasing array of financial services needs of our clients.  We intend to leverage our sales force to provide additional products and services that meet such client needs, which will drive long-term value for all of our stakeholders.  Our strategy is organized across four primary areas:

•	Maximizing sales force growth, leadership and productivity;
•	Broadening our protection product portfolio;
•	Providing offerings that enhance our Investment and Savings Products (“ISP”) business; and
•	Developing digital capabilities to deepen our client relationships.

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

Primerica Life is domiciled in Tennessee, and its wholly owned subsidiary, National Benefit Life Insurance Company (“NBLIC”), is a New York-domiciled life insurance underwriting company. Prior to Primerica Life’s redomestication to Tennessee in December 2017, Primerica Life was a Massachusetts-domiciled life insurance underwriting company.

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

Primerica was incorporated in the United States as a Delaware corporation in October 2009 to serve as a holding company for the Primerica businesses (collectively, the “Company”). Our businesses, which prior to April 1, 2010, were wholly owned indirect subsidiaries of Citigroup Inc. (“Citigroup”), were transferred to us by Citigroup on April 1, 2010 in a reorganization pursuant to which we completed an initial public offering in April 2010 (the “IPO”). On March 31, 2010, we entered into certain coinsurance transactions to cede between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We continue to administer all policies subject to these coinsurance agreements.

Our Clients

Our clients are generally middle-income consumers, which we define as households with $30,000 to $100,000 of annual income. According to the 2016 U.S. Census Bureau Current Population Survey, the latest period for which data is available, almost 50% of U.S. households fall in this range. We believe that we understand the financial needs of the middle-income segment which include:

•

Many have inadequate or no life insurance coverage. Individual life insurance sales in the United States declined from 12.5 million policy sales in 1975 to 10.2 million policy sales in 2016, the latest period for which data is available, according to the Life Insurance Marketing and Research Association International, Inc. (“LIMRA”), a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle-income clients for many years, is generally the best option for them to meet their life insurance needs.

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

•

Innovative compensation structure: We have developed an innovative system for compensating our independent sales force that is contingent upon product sales. We advance to our sales representatives a significant portion of their insurance commissions upon their submission of an insurance application and the first month’s premium payment. In addition to being a source of motivation, this advance provides our sales representatives with immediate cash flow to offset costs associated with originating the business. In addition, monthly production bonuses are paid to RVPs whose sales organizations meet certain sales levels. With compensation tied to sales activity, our compensation approach accommodates varying degrees of individual productivity, which allows us to effectively use a large group of part-time sales representatives while providing a variable cost structure. In addition, we incentivize our RVPs with quarterly restricted stock units based largely on sales production (“equity-based compensation”), which aligns their interests with those of our stockholders.

•

Large, dynamic sales force: Members of our sales force primarily serve their friends, family members and personal acquaintances through individually driven networking activities. We believe that this warm market approach is an effective way to distribute our product offerings because it facilitates face-to-face interaction initiated by a trusted acquaintance of the prospective client, which is difficult to replicate using other distribution approaches. Due to the large size of our sales force and the active recruiting of new sales representatives, our sales force is able to continually access an expanding base of prospective clients without engaging costly media channels.
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

RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, they are responsible for funding the costs of their administrative staff, marketing materials, travel, and training and certain recognition events for the sales representatives in their respective sales organizations. Field offices provide a location for our representatives to conduct recruiting meetings, training events and sales-related meetings, disseminate our Intranet-streamed broadcasts, conduct compliance functions, and house field office business records. Some business locations house more than one field office. At December 31, 2017, approximately 5,000 field offices in approximately 2,860 locations were managed by sales representatives that served as full-time RVPs.

RVPs play a major role in training, motivating and monitoring their sales representatives. Because the sales representative’s compensation grows with the productivity of his or her sales organization, our distribution model provides financial rewards to sales representatives who successfully develop, support and monitor productive sales representatives. In addition to our commission structure, we offer the Primerica Ownership Program. This program provides qualifying RVPs a contractual right, upon meeting certain criteria, to transfer their Primerica businesses to another RVP or a qualifying family member at such time as they desire. Furthermore, we have developed proprietary tools and technology to enable our RVPs to reduce the time spent on administrative responsibilities associated with their sales organizations so they can devote more time to the sales, recruiting and training activities that drive our growth. We believe that our tools and technology, coupled with our sales compensation programs, further incentivize our sales representatives to become RVPs.

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

Recruitment of Sales Representatives

The recruitment of sales representatives is undertaken by our existing sales representatives, who identify prospects and share with them the benefits of associating with our organization. Our sales representatives showcase our organization as dynamic and capable of improving the lives of middle-income families.

After the initial contact, prospective recruits typically are invited to an opportunity meeting, which is conducted by an RVP. The objective of an opportunity meeting is to inform prospective recruits about our mission and their opportunity to start their own business by becoming sales representatives. At the conclusion of each opportunity meeting, prospective recruits are asked to complete an application and pay a nominal fee to commence their pre-licensing training and licensing examination preparation programs and, depending on the state or province, to cover their licensing exam registration costs, which are provided by the Company generally at no additional charge. Recruits are not obligated to purchase any of the products we offer in order to become sales representatives, though they may elect to make such purchases.

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

The following table provides information on new recruits and life insurance-licensed sales representatives:

	Year ended December 31,
	2017	2016	2015
Number of new recruits	303,867	262,732	228,115
Number of newly life insurance-licensed sales representatives	48,535	44,724	39,632
Number of life insurance-licensed sales representatives, at period end	126,121	116,827	106,710
Average number of life insurance-licensed sales representatives during period	121,291	111,843	101,660

We define new recruits as individuals who have submitted an application to join our sales force together with payment of the nominal fee to commence their pre-licensing training. Certain recruits may not meet the compliance standards to join our sales force, and others elect to withdraw prior to becoming active in our business.

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

Sales Force Motivation, Training, Communication and Sales Support Tools

Motivating, training and communicating with our sales force are critical to our success and that of our sales force.

Motivation: Through our proven system of sales force recognition events, contests and communications, we provide incentives that drive our results. Motivation is driven in part by our sales representatives’ desire to achieve higher levels of financial success by building their own businesses as Primerica sales representatives. The opportunity to help underserved middle-income households address financial challenges is also a significant source of motivation for many of our sales representatives, as well as for our management and home office employees.

We motivate our sales representatives to succeed in their businesses by:

•	compensating our sales representatives for product sales made by them and their sales organizations;
•	training our sales representatives on financial fundamentals so they can confidently and effectively assist our clients;
•	reducing the administrative burden on our sales force, which allows them to devote more of their time to building a sales organization and selling products; and
•	creating a culture in which sales representatives are encouraged to achieve goals through the recognition of their sales and recruiting achievements, as well as those of their sales organizations.

We conduct numerous local, regional and national meetings to help inform and motivate our sales force. In June 2017, we hosted our biennial international convention and associated meetings at the Indianapolis Convention Center and Lucas Oil Stadium in Indianapolis, Indiana, which was attended by approximately 40,000 people from the United States, Canada and Puerto Rico. Most of our new recruits and sales representatives who attended our biennial international convention did so at their own expense, which we believe further demonstrates their commitment to our organization and mission.

Training, Communication and Sales Support Tools: Primerica Online (“POL”), delivered through a secure Intranet website and a cross-platform mobile application (“Primerica App”), is our primary tool designed to support a sales and distribution model that relies on a large group of predominantly part-time sales representatives and assist them in building their own businesses. We provide our sales representatives with communication, training, and sales support tools on POL that allow both new and experienced sales representatives to offer financial information and products to their clients. POL provides sales representatives with access to various business tracking and management tools, licensing support tools, product-specific training, and sales procedures and tools. Additionally, POL provides access to internal training programs and videos covering sales, management skills, business ownership, and compliance. We also use POL to provide real-time recognition of sales representatives’ successes and scoreboards for sales force production, contests and trips. In addition, POL is a gateway to our product providers and product support. Subscribers generally pay a small monthly fee to subscribe to POL, which helps cover the cost of developing new resources and maintaining this support system. A limited version of POL that provides access to Primerica e-mail, compliance and compensation information, newsletters and bulletins is available at no cost.

The primary features and tools available on POL include:

•

Training and Licensing Tools: POL provides sales representatives with access to study tools for life insurance and securities licensing examinations such as pre-licensing study materials, on-demand videos, personalized licensing study plans, exam simulators, progress tracking, and exam and license registration. POL also provides access to obtain online certifications to sell certain other distributed products.

•

Communication Tools: POL provides access to marketing materials for our product offerings, Company news and events, live streaming shows, on-demand videos, home office bulletins, Primerica e-mail, contact lists, and a hosted professional business website for our sales representatives. We broadcast and deliver video content on POL through our own digital video channel, PFN TV. We create original broadcasts and videos that enable senior management to provide business updates to our sales force as well as training and motivational presentations. We broadcast live programs hosted by home office management and selected RVPs that focus on new developments and provide motivational messages to our sales force. We also broadcast a training-oriented program to our sales force on a weekly basis and profile successful sales representatives, allowing these individuals to educate and train other sales representatives by sharing their methods for success.

•	Sales Support and Client Management Tools:
-

Our Financial Needs Analysis: Our FNA is a proprietary, needs-based analysis tool. The FNA gives our sales representatives the ability to collect and synthesize client financial data and develop a financial analysis for the client that is easily understood. The FNA helps our clients understand their financial needs in the areas of debt, financial protection, and savings as well as introduces prudent financial concepts, such as regular saving and accelerating the repayment of high cost credit card debt to help them reach their financial goals. The FNA also provides clients with a snapshot of their current financial position and identifies their life insurance, savings and debt resolution needs.

-

Our Point-of-Sale Application Tool: Our point-of-sale technology, TurboApps, is an internally developed system that streamlines the application process for our insurance and investment products. These applications populate client information from the FNA to eliminate redundant data collection and provide real-time feedback to eliminate incomplete and illegible applications. Integrated with our paperless field office management system described below and with our home office systems, TurboApps allows our RVPs and us to realize the efficiencies of straight-through-processing of application data and other information collected on our sales representatives’ mobile devices, which results in expedited processing of product sales.

-

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

-

Shareholder Account Manager (“SAM”): SAM is a web-based tool that allows our investment-licensed representatives to service client investments in mutual funds accessed through our transfer agent platform.

-

Client Relationship Manager (“CRM”): Our CRM tool allows sales representatives and their upline RVPs to organize client information, such as personal contact info, product relationships, account details, notes, appointments and follow-ups, in one place to enable fast and convenient access for managing client relationships.

-

Primerica App: In 2018, we plan to launch a sales tool that will allow representatives to seamlessly move from a mobile life insurance application to a pre-filled investment application, streamlining the investment discussion. We expect this tool to help our sales representatives guide clients through the investment decision process and ultimately provide investment alternatives based on the client’s individual situation. Further, we believe the new technology will create efficiencies and drive long-term productivity as well as make the ISP business more attractive to sales representatives who are considering obtaining a securities license.

In addition, our publications department produces materials to support, motivate and inform our sales force. We sell recruiting materials, sales brochures, business cards and stationery and provide communications services that include web design, print presentations, graphic design and script writing. We also produce a weekly mailing that includes materials promoting our current incentives, as well as the latest news about our product offerings.

Performance-Based Compensation Structure

Our commission structure is rooted in our origin as an insurance agency. Our sales representatives can receive compensation in multiple ways, including:

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

Our compensation structure pays a commission to the sales representative who sells the product and to several representatives above the selling representative within their sales organization. With respect to term life insurance sales, commissions are calculated based on the total first-year premium (excluding the policy fee) for all policies and riders up to a maximum premium. To motivate our sales force, we compensate sales representatives for term life insurance product sales as quickly as possible. We advance a majority of the insurance commission upon the submission of a completed application and the first month’s premium payment. As the client makes his or her premium payments, the commission is earned by the sales representative and the commission advance is recovered by the Company. If premium payments are not made by the client and the policy terminates, any outstanding advance commission is charged back to the sales representative. The chargeback, which only occurs in the first year of a policy, would equal that portion of the advance that was made, but not earned, by the sales representative because the client did not pay the full premium for the period of time for which the advance was made to the sales representative. Chargebacks, which occur in the normal course of business, may be recovered by reducing any cash amounts otherwise payable to the sales representative.

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

We pay most term life insurance commissions during the first policy year. One of our term riders provides for coverage increases after the first year. For such riders, we pay first-year and renewal commissions only for premium increases related to the increased coverage. Additionally, we pay renewal commissions on some older in-force policies. At the end of the policy durations, we pay compensation on policy continuations and exchanges.

For most mutual funds (non-managed investments) and annuity products, commissions are paid both on the sale and on the value of assets under management and are calculated based on the dealer reallowance and trail compensation actually paid to us. For managed investment products, fees earned are primarily based on the assets under management and represent the fee we receive as compensation for as long as we retain the account. For our Canadian segregated fund investment product, we pay our sales representatives a sales commission based on the amount invested and a monthly fee based on clients’ asset values.

We also pay compensation to our sales force with respect to sales of prepaid legal services subscriptions and referrals for customers purchasing other distributed products. Prepaid legal services commissions are paid in fixed amounts on the sale of the respective subscription. Commissions related to other distributed products are calculated based on the type of product sold or referred.

We pay bonuses and other incentive compensation for the sale of certain products. Bonuses are paid to the sales representatives and RVPs for achieving specified production levels for the sale of term life insurance, investment and savings products and other distributed products.

In addition to these methods of compensation, we use a quarterly compensation program under which RVPs can earn equity-based compensation based largely on sales production.

Sales Force Licensing and Support

The states, provinces and territories in which our sales representatives operate generally require our sales representatives to obtain and maintain licenses to sell our insurance and securities products, requiring our sales representatives to pass applicable examinations. Our sales representatives may also be required to maintain licenses to sell certain of our other distributed products. To encourage new recruits to obtain their life insurance licenses, we either pay directly or reimburse the sales representative for certain licensing-related fees and expenses once he or she passes the applicable exam and obtains the applicable life insurance license.

To sell insurance products, our sales representatives must be licensed by their resident state, province or territory and by any other state, province or territory in which they do business. In most states, our sales representatives must be appointed by our applicable insurance subsidiary. Our in-house life insurance licensing program offers new recruits a significant number of classroom life insurance pre-licensing courses to meet applicable state and provincial licensing requirements and prepares recruits to pass applicable licensing exams.

To sell mutual funds and variable annuity products, our U.S. sales representatives must be registered with the Financial Industry Regulatory Authority (“FINRA”) and hold the appropriate license(s) designated by each state in which they sell securities products, as well as be appointed by the annuity underwriter in the states in which they market annuity products. Our sales representatives must meet all state and regulatory requirements and be designated as an investment advisor representative in order to sell our managed investment products. We contract with third-party training firms to conduct securities license exam preparation for our sales representatives, and we also offer supplemental training tools.

Our Canadian sales representatives selling mutual fund products are required to be licensed by the securities regulators in the provinces and territories in which they sell mutual fund products. Our Canadian sales representatives who are licensed to sell our insurance products do not need any further licensing to sell our segregated funds products.

For sales of our other distributed products, appropriate state, provincial and territorial licensing may be required.

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

Generally, all RVPs must obtain a principal license (FINRA Series 26 in the United States and Branch Manager license in Canada), and, as a result, they assume responsibility over the activities of their sales organizations. Additional supervision is provided by approximately 500 Offices of Supervisory Jurisdiction (“OSJs”), which are run by select RVPs who receive additional compensation for assuming responsibility for supervision and compliance monitoring across all product lines. OSJs are required to periodically inspect sales force field offices and report to us any compliance issues they observe. Our Field Supervision Department regularly assists the OSJs and communicates compliance requirements to them to ensure they properly discharge their responsibilities. In addition, our Compliance Department regularly runs surveillance reports designed to monitor the activity of our sales force and investigates any unusual or suspicious activity identified during these reviews or during periodic inspections of RVP offices.

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

•

Designed to support multiple client goals: Products are designed to address and support a broad range of financial goals rather than compete with or cannibalize each other. For example, term life insurance does not compete with mutual funds because term life insurance has no cash value or investment element.

•

Ongoing needs based: Products are generally designed to meet the ongoing financial needs of many middle-income consumers. This long-term approach bolsters our relationship with our clients by allowing us to continue to serve them as their financial needs evolve.

We use three operating segments to organize, evaluate and manage our business: Term Life Insurance; Investment and Savings Products; and Corporate and Other Distributed Products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 3 (Segment and Geographical Information) to our consolidated financial statements included elsewhere in this report for certain financial information regarding our operating segments and the geographic areas in which we operate.

The following table provides information on our principal product offerings and the principal sources thereof by operating segment as of December 31, 2017.

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
Invesco (U.S. and Canada)
Legg Mason Global Asset Management (U.S.)
Pioneer Investments (U.S.)
AGF Investments (Canada)
PFSL Fund Management Ltd. (Canada)
Mackenzie Investments (Canada)
Fidelity Investments (Canada)
	Managed Investments	Lockwood Advisors (as a program sponsor) (U.S.)
PFS Investments Inc. (as a program sponsor) (U.S.)
	Variable Annuities	American General Life Insurance Company and its affiliates (U.S.)
AXA Distributors, LLC (U.S.)
Brighthouse Financial, Inc. (U.S.) (2)
Lincoln National Life Insurance Company and its affiliates (U.S.)
	Fixed Indexed Annuities	American General Life Insurance Company and its affiliates (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Fixed Annuities	Brighthouse Financial, Inc. (U.S.) (2)
Universal Life Insurance Company (Puerto Rico)
	Segregated Funds	Primerica Life Canada (Canada)
Corporate and Other Distributed Products	Long-Term Care Insurance	Genworth Life Insurance Company and its affiliates (U.S.)
John Hancock Life Insurance Company and its affiliates (U.S.)
Various insurance companies, as offered through LTCI Partners, LLC (U.S.)
	Prepaid Legal Services	LegalShield (U.S. and Canada)
	Supplemental Health and Accidental Death & Disability Insurance	The Edge Benefits Inc. and its affiliates (Canada)
	Auto and Homeowners' Insurance (1)	Various insurance companies, as offered through Answer Financial, Inc. (U.S.)
	Mortgage Loans (1)	B2B Bank (Canada)
	Home Automation Solutions (1)	Vivint, Inc. (U.S.) and Vivint Canada, Inc. (Canada)

(1)	Referrals only.
(2)	Brighthouse Financial, Inc. consists of the U.S. retail annuity business formerly owned and branded by MetLife, Inc. prior to its becoming an independent, publicly traded company on August 4, 2017.

Term Life Insurance

Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. In 2016, the latest period for which data is available from LIMRA, we ranked as a leading provider of individual term life insurance in the United States.

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

One of the innovative term life insurance products that we offer is TermNow, our rapid issue term life product that provides for face amounts of $300,000 (local currency) and below. TermNow allows a sales representative to accept an application online or through the Primerica App and, with the client’s permission, allows the Company to access databases, including Medical Information Bureau (“MIB”) data in the United States and Canada and prescription drug and motor vehicle records in the United States, as part of the underwriting process. The Company uses this data and the client’s responses to application questions to determine any additional underwriting requirements. Results of these processes are reported in real time to our underwriting system, which then determines whether or not we should rapidly issue a policy.

The average face amount of our in-force policies issued in 2017 was approximately $244,800. The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2017	2016	2015
Life insurance issued:
Number of policies issued	312,799	298,244	260,059
Face amount issued (in millions)	$95,635	$89,869	$79,111

	December 31,
	2017	2016	2015
Life insurance in force:
Number of policies in force	2,560,334	2,489,493	2,403,713
Face amount in force (in millions)	$763,831	$728,385	$693,194

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

Our sales representatives ask applicants a series of “yes” or “no” questions regarding the applicant’s medical history. We may also consider information about the applicant from third-party sources, such as MIB, prescription drug databases, motor vehicle records and physician statements. If we believe that follow up regarding an applicant’s medical history is warranted, we use a third-party provider and its trained personnel to contact the applicant by telephone to obtain a more detailed medical history. Additionally, we may require copies of applicants’ medical information from their attending physicians. The report resulting from this process is electronically transmitted to us and is evaluated in our underwriting process. For higher issued face amount applications, paramedical requirements are also needed.

To accommodate the significant volume of insurance business that we process, we and our sales force use technology to make our operations more efficient. We offer our sales representatives an electronic life insurance application that supports TermNow and other term life insurance products. Approximately 94% of the life insurance applications we received in 2017 were submitted electronically via TurboApps. Our electronic life insurance application reduces errors in submitted applications, collects the applicant’s electronic signatures and populates the RVP’s sales log. For paper applications, we use our proprietary review and screening system to automatically screen that an application meets regulatory and other requirements, as well as alert our application processing staff to any deficiencies with the application. If any deficiencies are noted, our application processing staff contacts the sales representative to obtain the necessary information. Once an application is complete, the pertinent application data is uploaded to our life insurance administrative systems, which manage the underwriting process by electronically analyzing data, recommending underwriting decisions, identifying requirements for higher face amounts or older ages and communicating with the sales representative and third-party service providers.

Claims Management. Our insurance subsidiaries processed over 15,600 life insurance benefit claims in 2017 on policies underwritten by us and sold by our sales representatives. These claims fall into three categories: death, waiver of premium (applicable to disabled policyholders who purchased a rider pursuant to which Primerica agrees to waive remaining life insurance premiums during a qualifying disability), or terminal illness. The claim may be reported by our sales representative, a beneficiary or, in the case of qualifying disability or terminal illness, the policyholder. Following are the benefits paid by us for each category of claim:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Death	$1,388,027	$1,238,393	$1,204,629
Waiver of premium	45,146	43,168	40,528
Terminal illness (1)	16,389	14,232	13,716

(1)	We consider claims paid for terminal illness to be loans made to the beneficiary that are repaid to us upon death of the beneficiary from the death benefit.

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

Primerica Life and NBLIC regularly consult the Social Security Administration’s Death Master File (“Death Master File”) in accordance with applicable state requirements. These processes help identify potential deceased policyholders for whom claims have not been presented in the normal course of business. If unreported deaths are identified, Primerica Life and NBLIC attempt to determine if a valid claim exists, to locate beneficiaries, and to pay benefits accordingly. Prior to 2011, the Company did not use the Death Master File in any aspect of its business.

Reinsurance. We use reinsurance primarily to reduce the volatility risk with respect to mortality. Since 1994, we have reinsured death benefits in the United States on a first dollar quota share yearly renewable term (“YRT”) basis. We pay premiums to each reinsurer based on rates in the applicable agreement.

We generally reinsure 90% of the mortality risk for all term life insurance policies sold in the United States, excluding coverage under certain riders. For policies sold in Canada, we utilize a YRT reinsurance arrangement similar to our U.S. program. Prior to 2012, we reinsured a smaller proportion of the face amount for policies sold in Canada. We also reinsure substandard cases on a facultative basis to capitalize on the extensive experience some of our reinsurers have with substandard cases. A substandard case has a level of risk that is acceptable to us, but at higher premium rates than a standard case because of the health, habits or occupation of the applicant.

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

Investment and Savings Products

We believe that many middle-income families have significant unmet retirement and savings needs. Using our FNA tool, our sales representatives help our clients understand their current financial situation and how they can use time-tested financial principles, such as prioritizing personal savings, to reach their savings goals. Our product offerings comprise saving and investment vehicles that seek to meet the needs of clients in all stages of life.

Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and our licensed sales representatives, we distribute and sell to our clients a variety of mutual funds, managed investments, variable and fixed annuities, fixed indexed annuities and segregated funds. As of December 31, 2017, approximately 24,340 of our sales representatives were licensed to distribute mutual funds in the United States (including Puerto Rico) and Canada. As of December 31, 2017, approximately 13,610 of our sales representatives were licensed and appointed to distribute annuities in the United States and approximately 11,380 of our sales representatives were licensed to sell segregated funds in Canada.

In the United States, clients acquire securities products from PFS Investments in either a brokerage or advisory relationship.  In a brokerage relationship, a PFS Investments registered representative is required pursuant to FINRA rules to make a suitable recommendation for the client, but provides no ongoing monitoring of the client’s investments.  In addition, certain recommendations may be subject to the fiduciary rules established by the Department of Labor (“DOL”) governing client investments in qualified retirement plans. For its services, PFS Investments receives an upfront commission in connection with the sale, and a trail commission or 12b-1 fee for the continued servicing of the account.  PFS Investments markets mutual funds and variable annuities on a brokerage basis. In an advisory relationship, namely our managed investment offerings, PFS Investments and its investment advisory representative have a fiduciary obligation to provide suitable initial recommendations to the client and ongoing monitoring of the client’s investments.

Mutual Funds. In the United States, our licensed sales representatives primarily distribute mutual funds from the following select asset management firms: American Century Investments, American Funds, Franklin Templeton, Invesco, Legg Mason and Pioneer. These firms have diversified product offerings, including domestic and international equity, fixed-income and money market funds. Each firm continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We have selling agreements with a number of other fund companies and we believe that, collectively, these asset management firms provide funds that meet the investment needs of our clients.

During 2017, four of these fund families (Legg Mason, Invesco, American Funds and Franklin Templeton) accounted for approximately 95% of our mutual fund sales in the United States. Legg Mason and Invesco each have large wholesaling teams that support our sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will.

An affiliate of PFS Investments, Primerica Shareholder Services, Inc. (“PSS”), provides transfer agent services to investors who purchase shares of mutual funds offered by American Century Investments, Franklin Templeton, Invesco, or Pioneer Investments through PFS Investments.  Beginning in 2018, PSS will also provide transfer agent services to investors who purchase shares of mutual funds offered by Legg Mason. In exchange for these services, PSS receives recordkeeping and account maintenance fees from the applicable fund company.  PSS has retained BNY Mellon Asset Servicing to perform the necessary transfer agent services for these accounts on its proprietary SuRPASS system.  PFS Investments serves as the Internal Revenue Service (“IRS”) approved non-bank custodian for customers that open individual retirement accounts (“IRA”) (or certain other retirement accounts) with PFS Investments and invest in shares of mutual funds offered by American Century Investments, Franklin Templeton, Invesco, Legg Mason or Pioneer Investments. For these services, PFS Investments receives an annual custodian fee.

In Canada, our sales representatives offer Primerica-branded Concert™ Series funds, which accounted for approximately 38% of our Canadian mutual fund product sales in 2017. Our Concert™ Series funds consist of six different asset allocation funds with varying investment objectives ranging from fixed income to aggressive growth. Each Concert™ Series fund is a fund of funds that allocates fund assets among equity and income mutual funds of AGF Investments, a leading asset management firm in Canada. The asset allocation within each Concert™ Series fund is determined on an advisory contract basis by Morneau Shepell Asset and Risk Management Ltd. The principal non-proprietary funds that we offer our clients in Canada are funds of AGF Investments, Mackenzie Investments, and Fidelity Investments. Sales of these non-proprietary funds accounted for approximately 54% of mutual fund product sales in Canada in 2017. Like our U.S. fund family list, the asset management partners we have chosen in Canada have a diversified offering of equity, fixed-income and money market funds, including domestic and international funds with a variety of investment styles.

A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment account by bank draft against their checking accounts. During the year ended December 31, 2017, average client assets held in individual retirement accounts in the United States and Canada accounted for an estimated 74% and 72% of total average client account assets, respectively. Our individual retirement accounts in Canada are considered registered retirement savings plans (“RRSP”). An RRSP is similar to a traditional IRA, in the United States in that contributions are made to the RRSP on a pre-tax basis and income is earned on a tax-deferred basis. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.

Managed Investments. PFS Investments is a registered investment advisor in the United States, and currently offers two managed investments programs: the Freedom Portfolios and the Lifetime Investments Platform. The Freedom Portfolios is a mutual fund wrap fee advisory program with a $25,000 minimum initial investment offering asset allocation models managed by Lockwood Advisors, a unit of Bank of New York Mellon.  Lockwood Advisors has discretionary authority over clients’ accounts and provides ongoing investment advice.  As a co-sponsor of the program, PFS Investments and its investment advisory representatives provide the initial investment advice and receive part of the advisory fee, which is assessed as a percentage of the value of the assets in the account.  During 2017, we closed the Freedom Portfolios to new accounts and we intend to close the Freedom Portfolios to new investments in 2018.

In 2017, PFS Investments launched an expanded managed investments platform called the Primerica Advisors Lifetime Investments Platform. This new platform is a robust advisory offering designed for clients who have at least $25,000 of investable assets, which significantly expanded our client service capabilities and replaced the Freedom Portfolios product line. It provides our customers access to mutual fund and exchange-traded fund investment models designed and managed by several unaffiliated investment advisers. PFS Investments, as sponsor and portfolio manager of the program, evaluates models for inclusion in the program and conducts ongoing due diligence of the models and unaffiliated investment advisers made available through the program. TD Ameritrade Institutional, an unaffiliated broker-dealer, provides custody, trade execution, clearing, settlement and other services for customer assets invested through Lifetime Investments Platform.

Variable Annuities. Our U.S. licensed sales representatives also distribute variable annuities underwritten and provided by American General Life Insurance Company and its affiliates (“AIG”), AXA Distributors, LLC, Lincoln National Life Insurance Company and its affiliates (“Lincoln National”), and Brighthouse Financial, Inc. (“Brighthouse”). Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). Each of these companies bears the insurance risk on its variable annuities that we distribute.

Segregated Funds. In Canada, we offer segregated fund products, branded as our Common Sense FundsTM, that have some of the characteristics of our variable annuity products distributed in the United States. Our Common Sense FundsTM are underwritten by Primerica Life Canada and offer our clients the ability to participate in a diversified managed investments program that can be opened for as little as $25. While the assets and corresponding liability (reserves) are recognized on our consolidated balance sheets, the assets are held in trust for the benefit of the segregated fund contract owners and are not commingled with the general assets of the Company.

There are two fund products within our segregated funds offerings: the Asset Builder Funds and the Strategic Retirement Income Funds (“SRIF”). The investment objective of Asset Builder Funds is long-term capital appreciation combined with some guarantee of principal. Unlike mutual funds, our Asset Builder Funds product guarantees clients at least 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or at the Asset Builder Funds’ maturity date, which is selected by the client. The portfolio consists of both equities and fixed-income securities with the equity component consisting of a pool of primarily large cap Canadian and U.S. equities and the fixed-income component consisting of Canadian federal government zero coupon treasuries and government-backed floating rate notes. The portion of the Asset Builder Funds’ portfolio allocated to zero coupon treasuries are held in sufficient quantity to satisfy the guarantees payable at the maturity date of each Asset Builder Fund. As a result, our potential loss exposure is very low as it comes from the guarantees payable upon the death of the client prior to the maturity date.

The investment objective of the SRIF is to provide income during retirement plus the opportunity for modest capital appreciation. The SRIF product guarantees clients 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or age 100. The portfolio consists of both equities and fixed-income securities, with the equities consisting of a pool of primarily large cap Canadian and U.S. equites that are capped at 25% of the portfolio. The balance is a fixed-income portfolio consisting of investment-grade government and corporate bonds. The high quality of the investments and the percentage cap on equities results in a relatively low potential loss exposure. All accounts in the SRIF are held as Registered Retirement Income Funds which carry government-mandated minimum annual withdrawals. Similar to the Asset Builder Funds, our potential exposure for loss associated with the SRIF is very low as its investment allocations are conservatively aligned with the risks of the client contracts.

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

Fixed Annuities. We sell fixed annuities underwritten by Brighthouse in the U.S. Our current offering includes a fixed premium deferred annuity and a single premium immediate annuity. The fixed premium deferred annuity allows our clients to accumulate savings on a tax deferred basis with safety of principal and a guaranteed rate of return. The single premium immediate annuity provides clients with an immediate income alternative. In Puerto Rico, we currently offer two annuity products: a fixed annuity and a fixed bonus annuity underwritten by Universal Life. These products provide guarantees against loss with several income options.

Investment and Savings Products Revenue. In the United States, we earn revenue from our investment and savings products business in three ways: commissions and payments earned on the sale of such products; fees and payments earned based upon client asset values; and account-based revenue. On the sale of mutual funds (not including managed investments) and annuities, we earn a dealer reallowance or commission on new purchases as well as trail commissions on the assets held in our clients’ accounts. We also receive marketing and support fees from most of our mutual fund and annuity providers. These payments are typically a percentage of sales or a percentage of the clients’ total asset values, or a combination of both. For investments into the Freedom Portfolios, we receive an asset-based fee from the customer as compensation for advisory services, as well as recordkeeping and account maintenance fees, and marketing and support fees from the mutual funds involved in the program. For investments into Lifetime Investments Platform, we receive an asset-based fee as compensation for the advisory and other services we provide to the program.

As the IRS approved non-bank custodian for the funds noted above, PFS Investments receives annual fees on a per-account basis for as long as it services the account.  As explained above, PSS receives recordkeeping and account maintenance fees for the transfer agent services it provides to the five fund families noted in the “Mutual Funds” section above. An individual client account may include multiple fund positions for which we earn recordkeeping fees.

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

Other Distributed Products

We distribute other products, including prepaid legal services, auto and homeowners’ insurance referrals, long-term care insurance, and home automation solutions. In Canada, we also offer mortgage loan referrals and insurance offerings for small businesses. While some of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.

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

We have an arrangement with Answer Financial, Inc. (“Answer Financial”), an independent insurance agency, whereby our U.S. sales representatives refer clients to Answer Financial to receive multiple, competitive auto and homeowners’ insurance quotes. Answer Financial’s comparative quote process allows clients to easily identify the underwriter that is most competitively priced for their type of risk. We receive commissions based on completed auto and homeowners’ placement of insurance and pay our sales representatives a flat referral fee for each completed application.

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

We have an arrangement with Vivint, Inc. (“Vivint”), a company that offers homeowners in the U.S. and many provinces in Canada a comprehensive suite of products and services to protect and remotely control, monitor and manage their homes using any Internet-connected smart device. We receive commissions based on referrals that result in a subscription to Vivint’s home services and pay our sales representatives a referral fee for each such subscription.

In Canada, we have a referral program for mortgage loan products offered by a third-party lender, B2B Bank. Due to regulatory requirements, our sales representatives in Canada only refer clients to the lender and are not involved in the loan application and closing process. We receive referral fees based on the funded loan amount and, in turn, pay a commission to our sales representatives.

In Canada, we offer insurance products, including supplemental medical and dental, accidental death, and disability, to small businesses. These insurance products are underwritten and provided by The Edge Benefits Inc. and its affiliates. We receive a commission based on our sales of these policies.

Prior to 2015, we offered student life insurance underwritten through NBLIC, which was distributed solely by outside third parties. In 2014, NBLIC ceased the marketing and underwriting of new student life insurance policies. NBLIC continues to administer the existing block of student life business, as well as other closed blocks of insurance that were discontinued several years ago.

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

Regulation of Our Insurance Business. Primerica Life, as a Tennessee-domiciled insurer, is regulated by the Tennessee Department of Commerce and Insurance and is licensed to transact business in the United States (except New York), the District of Columbia and certain U.S. territories. Prior to Primerica Life’s re-domestication to Tennessee in December 2017, Primerica Life was a Massachusetts-domiciled life insurance underwriting company. NBLIC, as a New York domestic insurer and a wholly owned subsidiary of Primerica Life, is regulated by the New York State Department of Financial Services (“NYDFS”) and is licensed to transact business in all 50 U.S. states, the District of Columbia and the U.S. Virgin Islands.

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

Our U.S. insurance subsidiaries are required to file certain annual, quarterly and periodic reports with the supervisory agencies in the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. These examinations generally are conducted under National Association of Insurance Commissioners (“NAIC”) guidelines. Under the rules of these jurisdictions, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. Our most recent examinations of the financial condition and affairs of Primerica Life and NBLIC, as well as Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”), special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life, performed by the respective domiciliary state insurance department at the time of the exams, were completed during 2016 with no material findings or recommendations noted.

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

The following table sets forth the amount of cash and securities dividends paid or payable by our insurance subsidiaries:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Primerica Life	$138,000	$94,700	$45,600
Primerica Life Canada	22,924	22,342	16,950

For additional information on dividend capacity and restrictions, see Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

Policy and Contract Reserve Sufficiency Analysis. Under the laws and regulations of their jurisdictions of domicile, our U.S. insurance subsidiaries are required to conduct annual analyses of the sufficiency of their life insurance statutory reserves. In addition, other U.S. jurisdictions in which our U.S. subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, then the affected insurer must set up additional reserves by moving funds from surplus. Our U.S. insurance subsidiaries most recently submitted these opinions without qualification to applicable insurance regulatory authorities.

Primerica Life Canada is also required to conduct regular analyses of the sufficiency of its life insurance statutory reserves. Life insurance reserving and reporting requirements are completed by Primerica Life Canada’s appointed actuary. Materials provided by the appointed actuary are filed with OSFI as part of our annual filing and are subject to OSFI’s review. Based upon this review, OSFI may institute remedial action against Primerica Life Canada as OSFI deems necessary. Primerica Life Canada has not been subject to any such remediation or enforcement by OSFI.

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

Other Regulatory Changes. From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for our sales representatives to obtain their life insurance licenses.  Likewise, FINRA is restructuring its representative-level qualification examination program that marks a conceptual change from FINRA’s current securities examination program. The new exam structure is scheduled to go into effect in October 2018. While the objective of the new program is to improve efficiencies, if the changes create barriers to entry that are not relevant to assessing an applicant’s competence, the costs significantly increase, or the program is implemented without an adequate period, the restructured program could result in a decrease in the number of registrants obtaining their securities licenses in the United States. For more information, see “Risk Factors.”

Regulation of Our Investment and Savings Products Business. PFS Investments is registered with, and regulated by, FINRA and the Securities and Exchange Commission (“SEC”). It is subject to regulation by the Municipal Securities Rulemaking Board (the “MSRB”) with respect to 529 plans, by the DOL with respect to certain retirement plans, and by state securities agencies. PFS Investments operates as an introducing broker-dealer and is registered in all 50 U.S. states and certain territories and with the SEC. As such, it performs a review of investment recommendations made by our representatives in the account opening process, in accordance with FINRA requirements, but it does not hold client accounts.

PFS Investments is required to file monthly reports as well as annual audited financial statements with the SEC pursuant to Section 17 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Rule 17a-5 thereunder. As part of filing these reports, PFS Investments is subject to minimum net capital requirements, as mandated by Rule 15c3‑1 of the Exchange Act.

The SEC rules and regulations that currently apply to PFS Investments and our registered representatives generally require that we make suitable investment recommendations to our customers and disclose conflicts of interest that might affect the recommendations or advice we provide. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) gave the SEC the power to impose on broker-dealers a heightened standard of conduct (fiduciary duty) that is currently applicable only to investment advisors. As required by the Dodd-Frank Act, in January 2011, the SEC staff submitted a report to Congress in which it recommended that the SEC adopt a fiduciary standard of conduct for broker-dealers that is uniform with that of investment advisors. The SEC has announced that it is working on a proposed rule with respect to a uniform standard of conduct.

PFS Investments is also approved as a non-bank custodian under IRS regulations and, in that capacity, may act as a custodian or trustee for certain retirement accounts. Our sales representatives who sell securities products through PFS Investments are required to be registered representatives of PFS Investments. All aspects of PFS Investments’ business are regulated, including sales methods and charges, trade practices, the use and safeguarding of customer securities, capital structure, recordkeeping, conduct and supervision of its independent salespeople.

PFS Investments is also an SEC-registered investment advisor and, under the name Primerica Advisors, offers managed investment programs. In most states, our representatives are required to obtain an additional license to offer these programs.

PSS is registered with the SEC as a transfer agent and, accordingly, is subject to SEC rules and examinations. Acting in this capacity, PSS and third-party vendors employed by PSS are responsible for certain client investment account shareholder services.

On April 8, 2016, the DOL published a final regulation (“the DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (“IRC”). In connection with the DOL Fiduciary Rule, the DOL also issued new exemptions and amended several existing exemptions. On February 3, 2017, the President of the United States issued a memorandum directing the DOL to review the DOL Fiduciary Rule and the exemptions to determine whether they should be revised or rescinded. The DOL Fiduciary Rule and transitional exemptions became applicable on June 9, 2017, with the final exemptions scheduled to go into effect on July 1, 2019. The period from June 9, 2017 to July 1, 2019 is referred to as the “Transition Period.” The DOL has stated that it is conducting the mandated review and will make the determinations directed by the President’s memorandum during the Transition Period.

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

Segment Financial and Geographic Disclosures

We have two primary operating segments — Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes mutual funds, managed investments and annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. We also have a Corporate and Other Distributed Products segment, which consists of the majority of net investment income earned by our invested asset portfolio, realized gains and losses on invested assets, interest expense on notes payable, redundant reserve financing transactions and our revolving credit facility, and revenues and expenses related to the distribution of non-core products.

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

In offering our securities products, our sales representatives compete with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisors, mutual fund companies and other direct distributors. The mutual funds that we offer face competition from other mutual fund families and alternative investment products, such as exchange-traded funds, while our managed investment programs compete with other fee-based advisory services offered by financial services firms. Our annuity products compete with products from numerous other companies. Competitive factors affecting the sale of annuity products include price, product features, investment performance, commission structure, perceived financial strength, claims-paying ratings, service, and distribution capabilities.

Information Technology and Information Security

Primerica has built a sophisticated set of information technology platforms to support our clients, operations and sales force. Located at our main campus in Duluth, Georgia, our data center houses an enterprise-class IBM mainframe that serves as the repository for all client and sales force data and operates as a database server for our distributed environment. This infrastructure also supports a combination of local and remote recovery solutions that are continually tested to ensure the Company can resume business in the event of a disaster. Our business applications, many of which are proprietary, are supported by experienced application developers and data center staff at our main campus.  Our information security teams provide internal services that include project consulting, threat assessments and management, application and infrastructure assessments, secure configuration management, and information security administration.

The Company has developed a comprehensive information security risk management program and policies governing privacy and data protection that apply to all business lines and subsidiaries. The Company performs recurring internal and external audits, and has arranged for regular professional penetration tests of our cybersecurity and information security programs. Employees receive regular alerts advising them of the most relevant data security risks as well as privacy-related risks and procedures and they are subject to quarterly phishing tests followed by further training as needed. The reporting of these risks and assessments is ongoing to senior management and to our Board of Directors.  In connection with new cybersecurity regulations issued by the NYDFS, we developed a special cybersecurity program for New York licensees that includes information security, compliance training, and incident response planning.  As part of the program, we completed a comprehensive cybersecurity risk assessment, which we will update annually.

We adopted a new Incident Response Plan (“Plan”) in August 2016.  Under this Plan, our Incident Response Team consists of employees from our information security, legal, compliance, public relations, and business teams.  This Plan is designed to help Primerica identify and promptly respond to information security incidents, contain, eradicate and recover from such incidents, notify affected parties and, where appropriate, notify government and regulatory authorities. This plan documents the roles and responsibilities of Primerica personnel and third-party vendors in responding to information security incidents, including when and to whom incidents should be reported based on level of severity.  On a semi-annual basis, the team undertakes facilitator-led trainings and simulations of information security incidents.  We have also purchased cyber insurance coverage, which became effective in January 2017.

Employees

As of December 31, 2017, we had 1,856 full-time employees in the United States and 248 full-time employees in Canada. In addition, as of December 31, 2017, we had 534 on-call employees in the United States and 80 on-call employees in Canada who provided services on an as-needed hourly basis. None of our employees is a member of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

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

ITEM 1A.RISK FACTORS.

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

From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for our sales representatives to obtain their life insurance licenses.  Likewise, FINRA has announced a restructuring of its representative-level qualification examination program set for implementation in October 2018 that marks a conceptual change from FINRA’s current securities examination program. While the objective of the new program is to improve efficiencies, if the changes create barriers to entry that are not relevant to assessing an applicant’s competence, the costs significantly increase, or the program is implemented without adequate transitions, the restructured program could result in a decrease in the number of registrants obtaining their securities licenses in the United States.

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

There are also federal, state and provincial laws of general application, such as the Federal Trade Commission Act (the “FTC Act”), and state or provincial unfair and deceptive trade practices laws that could potentially be invoked to challenge aspects of our recruiting of sales representatives. In particular, our recruiting efforts include promotional materials for recruits that describe the potential business opportunity available to them if they join our sales force. These materials, as well as our other recruiting efforts and those of our sales representatives, are subject to scrutiny by the FTC and state and provincial enforcement authorities with respect to misleading statements, including misleading earnings or lifestyle claims made to encourage potential new recruits to join our sales force. If claims made by us or by our sales representatives are deemed to be unfair, deceptive, or misleading, it could result in violations of the FTC Act or similar state and provincial statutes prohibiting unfair or deceptive trade practices or result in reputational harm.

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

Pursuant to federal, state and provincial laws, various government agencies have established rules protecting the privacy and security of personal information, which vary significantly from jurisdiction to jurisdiction. Many of our sales representatives, employees, and third-party service providers have access to, and routinely process, personal information of clients on paper and on personal and company-owned hardware, the Cloud and mobile devices through a variety of media, including the Internet and software applications. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company, our employees and our sales representatives. If a sales representative, employee, or third-party service provider intentionally or unintentionally discloses or misappropriates confidential client information or our data is the subject of a cybersecurity attack, or if we fail to maintain adequate internal controls or our sales representatives, employees, or service providers  fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

Each of our U.S. insurance subsidiaries is subject to RBC standards (imposed under the laws of its respective jurisdiction of domicile). The RBC formula for U.S. life insurance companies generally establishes capital requirements relating to asset, insurance, interest rate and business risks. Our U.S. insurance subsidiaries are required to report their results of RBC calculations annually to the applicable state department of insurance and the NAIC. Our Canadian life insurance subsidiary is subject to minimum continuing capital and surplus requirements (“MCCSR”), and Tier 1 capital ratio requirements, and is required to provide its MCCSR and Tier 1 capital ratio calculations to the Canadian regulators. Beginning in 2018, the Life Insurance Capital Adequacy Test Guideline (“LICAT”) has replaced the MCCSR guidelines. The capitalization of our insurance subsidiaries is maintained at levels in excess of the effective minimum requirements of the NAIC in the United States and OSFI in Canada. In any particular year, statutory capital and surplus amounts and RBC and LICAT ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries, the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in their reserve requirements, the value of securities in their investment portfolios, the credit ratings of investments held in their portfolios, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the NAIC's RBC formula or the LICAT calculation of OSFI. Many of these factors are outside of our control.

Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC and LICAT ratios of our insurance company subsidiaries. Ratings agencies may change their internal models, effectively increasing or decreasing the amount of statutory capital our insurance subsidiaries must hold to maintain their current ratings. In addition, recently enacted tax reform in the United States could lower our RBC ratio, which could adversely affect the ratings agencies’ assessment of the financial strength of our insurance subsidiaries. Ratings agencies also may downgrade the ratings of securities held in our insurance subsidiaries’ portfolios, which could result in a reduction of our insurance subsidiaries’ statutory capital and surplus and RBC. There is no assurance that our insurance subsidiaries will not need additional capital or, if needed, that we will be able to provide it to maintain the targeted RBC and LICAT levels to support their business operations.

The failure of any of our insurance subsidiaries to meet its applicable RBC and LICAT requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, financial condition and results of operations. A decline in RBC or LICAT also limits the ability of our insurance subsidiaries to pay dividends or make distributions and could be a factor in causing ratings agencies to downgrade the financial strength ratings of all our insurance subsidiaries. Such downgrades would have an adverse effect on our ability to write new insurance policies and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

A significant ratings downgrade by a ratings organization could materially adversely affect our business, financial condition and results of operations.

Each of our insurance subsidiaries, with the exception of Peach Re and Vidalia Re, has been assigned a financial strength rating by A.M. Best. Primerica Life currently also has an insurer financial strength rating from each of Standard & Poor's and Moody's.

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

In addition to financial strength ratings of our insurance subsidiaries, the Parent Company currently has investment grade credit ratings from Standard & Poor's, Moody's, and A.M. Best. These ratings are indicators of a debt issuer's ability to meet the terms of debt obligations and are important factors in its ability to access liquidity in the debt markets. A rating downgrade by a rating agency can occur at any time if the rating agency perceives an adverse change in our financial condition, results of operations or ability to service debt. If such a downgrade occurs, it could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital in the unsecured debt market and potentially increasing the cost of such debt.

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

We also have in place coinsurance agreements that we originally entered into at the time of our IPO, pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our existing reinsurance agreements remain in place. Each coinsurer entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the coinsurer placed assets (primarily treasury and fixed-income securities) in trust for such subsidiary's benefit to secure the coinsurer's obligations to such subsidiary. Each such coinsurance agreement requires each coinsurer to maintain assets in trust, which amount will not be less than the amount of the reserves for the coinsured liabilities. In Canada, the IPO reinsurer must hold pledged assets in a Canadian financial institution, not affiliated with the IPO reinsurer, with our Canadian insurance company having an enforceable security interest that has priority over any other security interest for the pledged assets.  Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement subject to any applicable cure periods. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.

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

We earn a significant portion of our earnings through our relationships with a small group of mutual fund and annuity companies. A decision by one or more of these companies to alter or discontinue their current arrangements or product offerings with us, or a change in law or regulation that compels us to alter or discontinue such arrangements, could materially adversely affect our business, financial condition and results of operations. If any of our investment and savings products fail to achieve satisfactory investment performance, our clients may seek higher yielding alternative investment products, and we could experience higher redemption rates. In addition, we earn a growing portion of our earnings through our asset-based advisory platform.  A mix shift of new investments to our advisory platform could materially impact cash flows to our business, financial condition and results of operations.

In recent years there has been an increase in the popularity of alternative investments such as exchange traded funds (ETFs), which we do not currently offer on our brokerage platform, but which are available indirectly to our clients on our advisory platform. These investment options typically have low fee structures and provide some of the attributes of mutual funds, such as risk diversification. If these products continue to gain traction among our client base as viable alternatives to mutual fund investments, or if other product innovations not offered by us gain traction, our investment and savings products revenues could decline.

In addition to sales commissions and asset-based compensation, a portion of our earnings from investment and savings products comes from recordkeeping services that we provide to mutual fund companies and from fees earned for custodial services that we provide to clients with retirement plan accounts in the funds of these mutual fund companies. We also receive marketing and support fees from each of these mutual fund companies. A decision by one or more of these fund companies to alter or discontinue their current arrangements with us, or a change in law or regulation that compels us to alter or discontinue such arrangements, would materially adversely affect our business, financial condition and results of operations.

The Company’s or its securities-licensed sales representatives' violations of, or non-compliance with, laws and regulations could expose us to material liabilities.

Our subsidiary broker-dealer and registered investment advisor, PFS Investments, and its sales representatives, are subject to federal and state regulation of its securities business. These regulations cover sales practices, trade suitability, supervision of registered representatives, recordkeeping, the conduct and qualification of officers and employees, net capital requirements, business operations, the rules and regulations of the MSRB and state blue sky regulation. Investment advisory representatives are generally held to a higher standard of conduct than registered representatives. Our subsidiary, PSS, is a registered transfer agent engaged in the recordkeeping business and is subject to SEC regulation. Violations of laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts, could subject us to disciplinary actions and litigation and could result in the imposition of cease and desist orders, fines or censures, restitution to clients, suspension or revocation of SEC registration, suspension or expulsion from FINRA, reputational damage and legal expense, any of which could materially adversely affect our business, financial condition and results of operations.

Our Canadian broker-dealer subsidiary, PFSL Investments Canada and its sales representatives are subject to the securities laws of the provinces and territories of Canada in which we sell our mutual fund products and to the rules of the MFDA, the self-regulatory organization governing mutual fund dealers. PFSL Investments Canada is subject to periodic review by both the MFDA and the provincial and territorial securities commissions to assess its compliance with, among other things, applicable capital requirements and sales practices and procedures. These regulators have broad administrative powers, including the power to limit or restrict the conduct of our business for failure to comply with applicable laws or regulations. Possible sanctions that could be imposed include the suspension of individual sales representatives, limitations on the activities in which the dealer may engage, suspension or revocation of the dealer registration, the ability to withhold licenses or to impose restrictive terms and conditions on the licenses of sales representatives, censure or fines, any of which could materially adversely affect our business, financial condition and results of operations.

If heightened standards of conduct or more stringent licensing requirements, such as those proposed by the SEC and those adopted by the DOL, are imposed on us or our sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

Our U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer, and our U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by FINRA. These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. In January 2011 under the authority of the Dodd-Frank Act, which gives the SEC the power to impose on broker-dealers a heightened standard of conduct that is currently applicable only to investment advisers, the SEC recommended to Congress that the SEC adopt a fiduciary standard of conduct for broker-dealers that is uniform with that of investment advisors. The SEC has announced that it has begun work on such a rule proposal (the “SEC Rule”).

On April 8, 2016, the DOL published a final rule (the “DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the ERISA and IRC Section 4975. Simultaneously with publication of the DOL Fiduciary Rule, the DOL issued new, and amended existing, exemptions intended, among other things, to allow advisers and their firms to continue to receive common forms of compensation that would otherwise be prohibited due to the DOL Fiduciary Rule. On February 3, 2017, the President of the United States issued a memorandum directing the DOL to review the DOL Fiduciary Rule to determine, based on certain factors, whether the rule should be revised or rescinded. The DOL Fiduciary Rule and transitional exemptions became applicable on June 9, 2017, with the final exemptions scheduled to go into effect at the end of the Transition Period on July 1, 2019. The DOL has stated that it is conducting the review and will make the determinations directed by the President’s memorandum during the Transition Period.

If the DOL Fiduciary Rule, including the final exemptions, were to become applicable in its current form, we believe that certain changes to our qualified plan business would be necessary in order for us to continue to help investors save for retirement. Because of the uncertainty of the status of the DOL Fiduciary Rule or an SEC Rule, and because of the unsettled nature of the Transition Period, we have not determined the extent to which we would make necessitated compensation, product or other changes to our qualified investment and savings plan business, nor whether we would make such changes consistent across our non-qualified investment and savings business.  While we have incurred, and would expect to continue to incur, increased costs associated with the DOL Fiduciary Rule, we cannot quantify the collective impact of those costs and other changes on the Company. Changes resulting from the DOL Fiduciary Rule or an SEC Rule could make it more difficult for us and our sales representatives to profitably serve the middle-income market, which could materially adversely affect our business, financial condition, and results of operations.

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

If our suitability policies and procedures, or our policies and procedures for compliance with the DOL Fiduciary Rule, were deemed inadequate, it could have a material adverse effect on our business, financial condition and results of operations.

We review the account applications that we receive for our investment and savings products for suitability and, in the case of certain applications for retirement products, for compliance with the DOL Fiduciary Rule. While we believe that the policies and procedures we implement to help our sales representatives assist clients in making appropriate and suitable investment choices, and in some cases choices that will satisfy the DOL Fiduciary Rule requirements and exemptions, are reasonably designed to achieve compliance with applicable securities laws and regulations, it is possible that the SEC, FINRA, the DOL, the IRS, state securities and insurance regulators or MFDA may not agree. Further, we could be subject to regulatory actions or private litigation, which could materially adversely affect our business, financial condition and results of operations.

Our sales force support tools may fail to appropriately identify financial needs or suitable investment products.

Our support tools are designed to educate potential and existing clients, help identify their financial needs, generally introduce the potential benefits of our product offerings, and identify suitable investment products. The assumptions and methods of analyses embedded in our support tools could be challenged and subject us to regulatory action by the SEC, the DOL, FINRA or other regulators, or private litigation, which could materially adversely affect our business, financial condition and results of operations.

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

Our business is highly dependent upon the effective operation of our information technology systems and third-party technology systems, networks and clouds to record, process, transmit and store information, including sensitive customer and proprietary information. We rely on these systems throughout our business for a variety of functions including to conduct many of our business activities and transactions with our customers, representatives, vendors and other third parties, to prepare our financial statements and to communicate with our Board of Directors. Our information technology systems and applications run a variety of third-party and proprietary software, including POL (our secure intranet website designed to be a support system for our sales force), the Primerica App, our insurance administration system, Virtual Base Shop (our secure intranet-based paperless field office management system for RVPs), TurboApps (our point-of-sale tool that streamlines the application process for our insurance product), our FNA tool, our licensing decision and support system, and our compensation system. Our business also relies on the use by employees, representatives and other third parties of electronic mobile devices, such as laptops, tablets and smartphones, which are particularly vulnerable to loss and theft.

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

We are subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect sensitive customer, employee, sales representative and third-party information.  We have implemented and maintain security measures, including industry-standard commercial technology, designed to protect against breaches of security sales and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or representative error or malfeasance.  We continually assess our ability to monitor, respond to, and recover from such threats. We also require third-party vendors, who in the provision of services to us are provided with or process information pertaining to our business or our customers, to meet certain information security standards. Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such breaches or interference by third parties or by our sales representatives or employees that may occur in the future including the failure of any one of these systems for any reason, could cause significant interruptions to our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally-identifiable client information and proprietary business information.  In addition, an increasing number of jurisdictions require that regulators and clients be notified if a security breach results in the disclosure of personally-identifiable client information, which could exacerbate the harm to our business, financial condition or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

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

Our infrastructure supports a combination of local and remote recovery solutions for business resumption in the event of a disaster, including a security incident. In the event of either a campus-wide destruction or the inability to access our data center or main campus in Duluth, Georgia, our business recovery plan provides for a limited number of our employees to perform their work functions via a dedicated business backup/recovery site located around 20 miles from our main campus or by remote access from an employee's home. However, in the event of campus-wide destruction, our business recovery plan may be inadequate, and our employees and sales representatives may be unable to carry out their work, which could have a material adverse effect on our business, financial condition and results of operations.

Credit deterioration in, and the effects of interest rate fluctuations on, our invested asset portfolio and other assets that are subject to changes in credit quality and interest rates could materially adversely affect our business, financial condition and results of operations.

A large percentage of our invested asset portfolio is invested in fixed-income securities. As a result, credit deterioration and interest rate fluctuations could materially affect the value of and earnings generated by our invested asset portfolio. Fixed-income securities decline in value if there is no active trading market for the securities or the market's impression of, or the ratings agencies' views on, the credit quality of an issuer worsens. During periods of declining market interest rates, we must invest the cash we receive as interest, return of principal on our investments and cash from operations in lower-yielding, high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities could also decide to prepay their obligations to borrow at lower market rates, which would increase our reinvestment risk. If interest rates generally increase, the fair value of our fixed rate income portfolio decreases. Additionally, if the fair value of any security in our invested asset portfolio decreases, we may realize losses if we deem the value of the security to be other-than-temporarily impaired.  We also have an asset on deposit with a coinsurer backing a 10% coinsurance agreement entered into at the time of our IPO.  The fair value of this asset is influenced by fluctuation in credit spreads and interest rates, and changes in fair value are recognized in income.  To the extent that any fluctuations in fair value or interest rates are significant or we recognize impairments that are material, it could have a material adverse effect on our business, financial condition and results of operations.

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

There are certain risks and uncertainties associated with determining whether declines in fair value are other-than-temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions and legislative actions. In the case of mortgage- and asset-backed securities, there is added uncertainty as to the performance of the underlying collateral assets. To the extent that we are incorrect in our determination of the fair value of our investment securities or our determination that a decline in their value is other-than-temporary, we may realize losses that never actually materialize or may fail to recognize losses within the appropriate reporting period.

Changes in accounting standards can be difficult to predict and could adversely impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. U.S. GAAP continues to evolve and, as a result, will change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the Financial Accounting Standards Board ("FASB") is in the process of re-deliberating its exposure draft that proposes significant changes in the methodology for measuring future policy benefits and deferred acquisition costs on our consolidated balance sheets as well as the timing of when we recognize the impact from changes in insurance contract assumptions in our statement of income and statement of other comprehensive income. This proposed accounting standard, in addition to other financial reporting standard changes being discussed by the FASB and the SEC, could adversely impact both our financial condition and results of operations as reported on a U.S. GAAP basis.

Additionally, the Company’s insurance company subsidiaries prepare statutory financial statements in accordance with accounting principles designated by regulators in the jurisdictions in which they are domiciled. The financial statements of our U.S. insurance subsidiaries are prepared in accordance with statutory accounting principles prescribed or permitted by state insurance departments and the NAIC. Statutory accounting principles, including actuarial methodologies for estimating reserves, are subject to continuous evaluation by the NAIC and state insurance departments. Similarly, our Canadian life insurance subsidiary is required to prepare statutory financial statements in accordance with IFRS, as prescribed by the Office of the Superintendent of Financial Institutions in Canada. In 2017, the International Accounting Standards Board finalized a new IFRS standard that will significantly overhaul our Canadian life insurance subsidiary’s accounting for insurance contracts for statutory reporting purposes beginning in 2021.  The statutory financial statements of our insurance company subsidiaries, which are used to determine dividend capacity and risk-based capital, could be adversely affected by these and other future changes implemented by jurisdictional insurance departments. Therefore, the ability of our insurance companies to comply with regulatory minimum capital requirements and ultimately pay dividends to the Parent Company could be adversely impacted.

The effects of economic down cycles could materially adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations have been materially adversely affected by economic downturns in the United States and Canada, as well as issues in the global economy that may have repercussions on our local markets. Economic downturns, which are often characterized by higher unemployment, lower family income, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending, have adversely affected the demand for the term life insurance, investment and savings and other financial products that we sell. Future economic down cycles could adversely affect new sales and cause clients to liquidate mutual funds and other investments sold by our sales representatives. This could cause a decrease in the asset value of client accounts, reduce our trailing commission revenues and result in a decline in the fair value of our invested asset portfolio. In addition, we may experience an elevated incidence of lapses or surrenders of insurance policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Further, volatility in equity markets or downturns could discourage purchases of the investment products that we distribute and could have a materially adverse effect on our business, including our ability to recruit and retain sales representatives.

We are subject to various federal, state and provincial laws and regulations in the United States and Canada, changes in which or violations of which may require us to alter our business practices and could materially adversely affect our business, financial condition and results of operations.

In the United States, we are subject to many regulations, including the Gramm-Leach-Bliley Act and its implementing regulations, including Regulation S-P, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Foreign Corrupt Practices Act, the Sarbanes-Oxley Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Telephone Consumer Protection Act, the FTC Act, the Health Insurance Portability and Accountability Act (HIPAA), the Electronic Funds Transfer Act, and the Interlink Network Inc. Operating Regulations. We are also subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the Patriot Act, which requires us to develop and implement customer identification and risk-based anti-money laundering programs, report suspicious activity and maintain certain records. Further, we are required to follow certain economic and trade sanctions programs that are administered by the Office of Foreign Asset Control that prohibit or restrict transactions with suspected countries, their governments, and in certain circumstances, their nationals.

In Canada, we are subject to provincial and territorial regulations, including consumer protection legislation that pertains to unfair and misleading business practices, provincial and territorial credit reporting legislation that provides requirements in respect of obtaining credit bureau reports and providing notices of decline, the Personal Information Protection and Electronic Documents Act, the Competition Act, the Corruption of Foreign Public Officials Act, the Telecommunications Act and certain Canadian Radio-television and Telecommunications Commission Telecom Decisions in respect of unsolicited telecommunications. We are also subject to the Proceeds of Crime (Money Laundering) and Terrorist Financing Act and its accompanying regulations, which require us to develop and implement anti-money laundering policies and procedures relating to customer indemnification, reporting and recordkeeping, develop and maintain ongoing training programs for employees, perform a risk assessment on our business and clients and institute and document a third-party independent review of our anti-money laundering program at least once every two years. We are also required to follow certain economic and trade sanctions and legislation that prohibit us from, among other things, engaging in transactions with, and providing services to, persons on lists created under various federal statutes and regulations and blocked persons and foreign countries and territories subject to Canadian sanctions administered by Foreign Affairs and International Trade Canada and the Department of Public Safety Canada.

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

We are undergoing multi-state treasurer unclaimed property audits by 30 jurisdictions currently focused on the life insurance claims paying practices of our subsidiaries, Primerica Life and NBLIC. Other jurisdictions may pursue similar audits and litigation. The potential outcome of such actions is difficult to predict but could subject us to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries, and additional escheatment of funds deemed abandoned under state laws. We cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from resolution of these matters, or the effect these matters may have on the conduct of our business, financial condition and results of operations.

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

The volume of legislative and regulatory activity relating to financial services has increased substantially in recent years, and the level of enforcement actions and investigations by federal, state and provincial regulators may increase correspondingly. Legislative, regulatory and enforcement activity at the federal level may contribute to heightened activity at the state and provincial level. If we or our sales representatives become subject to new requirements or regulations, it could result in increased litigation, regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives or a reduction in the products we offer to our clients or the profits we earn, which could have a material adverse effect on our business, financial condition and results of operations.

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

We face competition in all of our business lines. Our competitors include financial services companies, banks, investment management firms, broker-dealers, insurance companies, insurance brokers and direct sales companies. In many of our product offerings, we face competition from competitors that may have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations, have lower fee and expense ratios, have higher financial strength ratings or offer more robust digital tools and self-service capabilities than we do. More recently, significant capital has been invested in direct-to-consumer offerings, including wealth management, retirement and life insurance products. In addition, regulatory changes and competitive factors are leading to innovations in product offerings.  To the extent these entrants create a significant change in the competitive environment, our ability to maintain or increase our market share and profitability could be materially adversely affected.

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

The stock market in general, and the market for companies in the financial services industry in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Also, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, that include the following:

•	fluctuations in stock market prices and trading volumes of similar companies, and general market conditions and overall fluctuations in U.S. equity markets;
•	low trading volume and short interest positions in our common stock;
•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;
•	changes in our securities analysts’ estimates of our future financial performance;
•	variations in our quarterly operating results;
•	changes, or the expectation of changes in federal and state law, policy and regulation, or changes in the ways that laws and regulations are interpreted and applied;
•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any adverse publicity related thereto;
•	actions by the New York Stock Exchange (“NYSE”), or uncertainty related to possible actions by the NYSE, related to the continued listing of our common stock;
•	negative media reports with respect to us and/or our industry;
•	the loss of key personnel;
•	general economic conditions; and
•	other risks and uncertainties described in these risk factors.
ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We lease all of our office, warehouse, printing, and distribution properties. Our executive and home office operations for substantially all of our domestic U.S. operations (except New York) are located in Duluth, Georgia, in a build-to-suit facility completed in 2013. The initial lease term for the facility is 15 years.

We also lease continuation of business, print/distribution, and warehouse space in or around Duluth, Georgia, under leases expiring in February 2020, June 2028 and June 2023, respectively.

NBLIC subleases general office space in Long Island City, New York, under a sublease expiring in March 2020.

In Canada, we lease general office space in Mississauga, Ontario, under a lease expiring in October 2030 and warehouse and printing operation space in Mississauga, Ontario, under a separate lease also expiring in October 2018.

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

The name, age at February 26, 2018, and position of each of our executive officers and certain significant employees are presented below. These officers comprise our senior management team.

Name	Age	Position
Glenn J. Williams	58	Chief Executive Officer
Peter W. Schneider	61	President
Alison S. Rand	50	Executive Vice President and Chief Financial Officer
Gregory C. Pitts	55	Executive Vice President and Chief Operating Officer
William A. Kelly	62	President of PFS Investments
John A. Adams	59	Chief Executive Officer, Primerica Life Insurance Company of Canada
Michael C. Adams	61	Executive Vice President and Chief Business Technology Officer
Chess E. Britt	61	Executive Vice President and Chief Marketing Officer
Jeffrey S. Fendler	61	Executive Vice President and Chief Compliance and Risk Officer
Alexis P. Ginn	70	Executive Vice President and General Counsel
Robert H. Peterman, Jr.	52	President, Primerica Distribution

Set forth below is biographical information concerning our executive officers.

Glenn J. Williams has served as Chief Executive Officer since April 2015. He served as President from 2005 to April 2015, as Executive Vice President from 2000 to 2005, and in various capacities at the Company since 1981. Mr. Williams earned his B.S. in education from Baptist University of America in 1981.

Peter W. Schneider has served as President since April 2015. He served as Executive Vice President, General Counsel, and Chief Administrative Officer from 2000 to April 2015 and as Corporate Secretary from 2000 through January 2014. He worked at the law firm of Rogers & Hardin LLP as a partner from 1988 to 2000. Mr. Schneider earned both his B.S. in political science and industrial relations in 1978 and his J.D. in 1981 from the University of North Carolina at Chapel Hill. He serves on the boards of directors of the Securities Industry and Financial Markets Association (SIFMA), the Northwest YMCA, the Carolina Center for Jewish Studies, and the Anti-Defamation League Southeast Region.

Alison S. Rand has served as Executive Vice President and Chief Financial Officer since 2000 and in various capacities at the Company since 1995. Prior to 1995, Ms. Rand worked in the audit department of KPMG LLP. Ms. Rand earned her B.S. in accounting from the University of Florida in 1990 and is a certified public accountant. She is a board member of Cool Girls, Inc., Junior Achievement of Georgia and the University of Florida National Foundation. She also serves on the Terry College of Business Executive Education CFO Roundtable Advisory Board.

Gregory C. Pitts has served as Executive Vice President and Chief Operating Officer since December 2009, as Executive Vice President since 1995 with responsibilities within the Term Life Insurance and Investment and Savings Products segments and information technology division and in various capacities at the Company since 1985. Mr. Pitts earned his B.S.B.A. in general business from the University of Arkansas in 1985. He serves on the Boy Scouts of America Atlanta Area Council.

William A. Kelly has served as President of PFS Investments since 2005 and in various capacities at the Company since 1985. Mr. Kelly graduated from the University of Georgia in 1979 with a B.B.A. in accounting.

Set forth below is biographical information concerning certain significant employees.

John A. Adams has served as the Chief Executive Officer of Primerica Life Insurance Company of Canada (“Primerica Life Canada”) since 2003.  He previously served Primerica Life Canada as Chief Financial Officer and before that as Vice President of Finance.  Before joining Primerica, Mr. Adams served as the Director of Finance of a major Canadian university and Treasurer of an insurance group of companies.  He began his career in 1980 with KPMG LLP.   He graduated from Trinity College at the University of Toronto in 1980 with a Bachelor of Commerce, and is a Chartered Accountant and Chartered Professional Accountant.  John has provided industry leadership as a board member of the Investment Funds Institute of Canada (the mutual fund industry association) since 2005, and has just completed a two-year term as its Board Chairman. He is also a board member of the Federation of Mutual Fund Dealers.

Michael C. Adams has served as Chief Business Technology Officer since April 2010, as Executive Vice President responsible for business technology since 1998 and in various capacities at the Company since 1980. Mr. Adams earned his B.A. in business and economics from Hendrix College in 1978.

Chess E. Britt has served as Chief Marketing Officer since April 2010, as Executive Vice President responsible for marketing administration and field communication since 1995 and in various capacities at the Company since 1982. Mr. Britt earned his B.A. in business administration from the University of Georgia in 1978. He serves on the board of directors of the Gwinnett Chamber of Commerce.

Jeffrey S. Fendler has served as Executive Vice President and Chief Compliance and Risk Officer of the Company since February 2014. He served as President of Primerica Life from 2005 through January 2014 and in various capacities at the Company since 1980. Mr. Fendler received a B.A. in economics from Tulane University.

Alexis P. Ginn has served as our Executive Vice President and General Counsel since May 2015 and as Executive Vice President and Deputy General Counsel from July 1998 to May 2015.  She has served in various legal capacities with Primerica since 1991. Ms. Ginn began her career as a trial attorney in the Civil Division of the Department of Justice.  She received her B.S. with honors from Tufts University and her J.D. from George Washington University Law School where she was on the law review and a member of the Order of the Coif.

Robert H. Peterman, Jr. has served since December 2013 as President of Primerica Distribution, where he is responsible for recruiting, licensing, licensing education, field compensation, field equity, and decision support. In 2005, he became Executive Vice President and was given responsibility for the Company’s Grow the Sales Force initiative. He has also been responsible for Primerica’s New York life insurance company since December 2013, serving as Chief Executive Officer since January 2017. Mr. Peterman joined the Company in October 1984 and has served in many varying roles throughout the business.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Quarterly Common Stock Prices and Dividends

The common stock of Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PRI.” The quarterly high and low sales prices for our common stock as reported on the NYSE and the dividends paid per quarter for the periods indicated were as follows:

	High	Low	Dividend
2017
4th quarter	$106.40	$81.40	$0.20
3rd quarter	84.90	71.60	0.20
2nd quarter	86.45	70.00	0.19
1st quarter	84.15	69.00	0.19
2016
4th quarter	$73.05	$52.75	$0.18
3rd quarter	59.34	49.69	0.18
2nd quarter	58.81	42.74	0.17
1st quarter	46.86	37.09	0.17

Dividends

We paid quarterly dividends to our stockholders totaling approximately $35.8 million and $33.4 million in 2017 and 2016, respectively.

As of January 31, 2018, we had 100 holders of record of our common stock. In the first quarter of 2018, we declared a quarterly dividend to stockholders of $0.25 per share. We currently expect to continue to pay quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.

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

Issuer Purchases of Equity Securities

Depending on market conditions, shares of our common stock may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. On November 17, 2016, our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock for purchases through June 30, 2018. We have repurchased $150.0 million of shares under this program through December 31, 2017. On February 6, 2018, our Board of Directors authorized a new share repurchase program for up to $275.0 million of our outstanding common stock (including $50.0 million remaining from the prior repurchase program) for purchases through June 30, 2019.

The Parent Company has no obligation to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under a publicly announced program can be discontinued at any time if management believes additional repurchases are not warranted.

During the quarter ended December 31, 2017, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1 - 31, 2017	202,956	$85.15	202,956	$50,000,630
November 1 - 30, 2017	-	-	-	50,000,630
December 1 - 31, 2017	-	-	-	50,000,630
Total	202,956	$85.15	202,956	$50,000,630

(1)

In November 2016, our Board of Directors authorized $200.0 million of share repurchases through June 30, 2018. On February 6, 2018, our Board of Directors authorized a new share repurchase program for up to $275.0 million of our outstanding common stock (including $50.0 million remaining from the prior repurchase program) for purchases through June 30, 2019.

For more information on our share repurchases, see Note 12 (Stockholders’ Equity) to our consolidated financial statements included elsewhere in this report.

Securities Authorized for Issuance under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan was approved by our stockholders in May 2017. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan	504,684	(1)	$45.15	(2)	1,976,953	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	-		-		1,935,673	(4)
Total	504,684		$45.15		3,912,626
Equity compensation plans not approved by stockholders	n/a		n/a		n/a

(1)

Consists of 343,583 and 106,670 shares to be issued in connection with unvested restricted stock units and outstanding stock options, respectively. Also includes 54,431 of shares to be issued to certain executive officers in connection with outstanding performance stock units if the Company achieves the targeted level of performance specified in the award agreement over a three-year period.  See Note 12 (Stockholders Equity) and Note 14 (Share-Based Transactions) to our consolidated financial statements included elsewhere in this report for more information on the equity awards outstanding.

(2)	Represents the weighted average exercise price of the 106,670 stock options outstanding.
(3)

The number of shares of our common stock available for future issuance is 12,200,000 less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan.

(4)

Represents shares of our common stock, which have already been issued and are outstanding, available to be purchased by employees and agents under the plan. The number of outstanding shares available to be purchased is 2,500,000 less the cumulative number of outstanding shares purchased to date under the plan.

Stock Performance Table (1)

The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) MidCap 400 Index and the S&P 500 Insurance Index by assuming $100 was invested in each investment option as of December 31, 2012 and the reinvestment of all dividends. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization (“mid-cap”) equities sector. The S&P 500 Insurance Index is a capitalization-weighted index of domestic equities of insurance companies traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 index.

	Period Ended
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Primerica, Inc.	$100.00	$144.73	$184.90	$163.07	$241.89	$358.56
S&P 500 Insurance	100.00	146.71	158.87	162.57	191.14	222.09
S&P MidCap 400	100.00	133.50	146.54	143.35	173.08	201.19

(1)	The stock performance table is not deemed “soliciting material” or subject to Section 18 of the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included elsewhere in this report.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per-share amounts)
Statements of income data
Revenues:
Direct premiums	$2,562,109	$2,444,268	$2,345,444	$2,301,332	$2,265,191
Ceded premiums	(1,600,771)	(1,600,559)	(1,595,220)	(1,616,817)	(1,644,158)
Net premiums	961,338	843,709	750,224	684,515	621,033
Commissions and fees	591,317	541,686	537,146	527,166	471,803
Net investment income	79,017	79,025	76,509	86,473	88,752
Realized investment gains (losses), including other- than-temporary impairment losses	1,339	4,088	(1,738)	(261)	6,246
Other, net	56,091	50,576	42,058	39,203	39,584
Total revenues	1,689,102	1,519,084	1,404,199	1,337,096	1,227,418

Benefits and expenses:
Benefits and claims	416,019	367,655	339,315	311,417	279,931
Amortization of deferred policy acquisition costs	209,399	180,582	157,727	144,378	129,183
Sales commissions	297,988	272,815	274,893	268,775	232,237
Insurance expenses	147,280	132,348	123,030	113,871	103,748
Insurance commissions	21,108	17,783	16,340	15,353	16,530
Interest expense	28,488	28,691	33,507	34,570	35,018
Other operating expenses	189,300	181,615	168,406	173,010	185,765
Total benefits and expenses	1,309,582	1,181,489	1,113,218	1,061,374	982,412
Income from continuing operations before income taxes	379,520	337,595	290,981	275,722	245,006
Income taxes	29,265	118,181	101,110	95,888	86,305
Income from continuing operations	350,255	219,414	189,871	179,834	158,701
Income from discontinued operations, net of income taxes	-	-	-	1,578	4,024
Net income	$350,255	$219,414	$189,871	$181,412	$162,725

Basic earnings per share:
Continuing operations	$7.63	$4.59	$3.70	$3.26	$2.80
Discontinued operations	-	-	-	0.03	0.07
Basic earnings per share	$7.63	$4.59	$3.70	$3.29	$2.87

Diluted earnings per share:
Continuing operations	$7.61	$4.59	$3.70	$3.26	$2.76
Discontinued operations	-	-	-	0.03	0.07
Diluted earnings per share	$7.61	$4.59	$3.70	$3.29	$2.83

Dividends declared per share	$0.78	$0.70	$0.64	$0.48	$0.44

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance sheet data
Investments (excluding the held-to-maturity security)	$2,007,993	$1,875,631	$1,813,283	$1,848,316	$1,835,403
Cash and cash equivalents	279,962	211,976	152,294	191,997	148,983
Reinsurance recoverables	4,205,173	4,193,562	4,110,628	4,115,533	4,055,054
Deferred policy acquisition costs, net	1,951,892	1,713,065	1,500,259	1,351,180	1,208,466
Total assets	12,460,703	11,438,943	10,610,783	10,735,929	10,328,641
Future policy benefits	5,954,524	5,673,890	5,431,711	5,264,608	5,063,103
Notes payable	373,288	372,919	372,552	372,187	371,826
Total liabilities	11,041,602	10,217,569	9,465,011	9,490,803	9,106,613
Stockholders' equity	1,419,101	1,221,374	1,145,772	1,245,126	1,222,027

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we,” “us” or the “Company”) for the three-year period ended December 31, 2017. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•	Business Trends and Conditions
•	Factors Affecting Our Results
•	Critical Accounting Estimates
•	Results of Operations
•	Financial Condition
•	Liquidity and Capital Resources

Business Trends and Conditions

The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle-income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming a Primerica sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, interest rates and equity market returns impact consumer demand for the savings and investment products we distribute. Our customers’ perception of the strength of the capital markets may influence their decisions to invest in the investment and savings products we distribute. The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. As a result, changes in the Canadian dollar exchange rate may significantly affect the result of our business for all amounts translated and reported in U.S. dollars. The effects of these trends and conditions are discussed below and in the Results of Operations section.

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

New recruits increased in 2017 to 303,867 from 262,732 in 2016 and 228,115 in 2015 primarily due to sustained growth in the size of our independent sales force, resulting in more agents available to actively recruit. In addition, the increase in recruits during 2017 included approximately 19,000 recruits from hurricane-affected areas whose Independent Business Application (“IBA”) fees were waived in the second half of 2017.

The size of our life-licensed sales force increased to 126,121 sales representatives at December 31, 2017 from 116,827 at December 31, 2016 and 106,710 at December 31, 2015, primarily due to strong recruiting trends in recent periods and lower non-renewals during the year. The growth in the number of our life-licensed sales representatives as of December 31, 2017 was not significantly affected by the additional recruits from the hurricane-affected areas who received the IBA fee waivers.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Year ended December 31,
	2017	2016	2015
Average number of life-licensed sales representatives	121,291	111,843	101,660
Number of new policies issued	312,799	298,244	260,059
Average monthly rate of new policies issued per life-licensed sales representative	0.21	0.22	0.21

The increase in new life insurance policies issued in 2017 from 2016  and in 2016 from 2015 reflected the positive impact of strong growth in the size of our life-licensed sales force in recent periods. Productivity, measured by the average monthly rate of new policies issued per life-licensed sales representative continues to be at the higher end of our historical range due to the positive sales momentum generated within our independent sales force.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2017	% of beginning balance	2016	% of beginning balance	2015	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$728,385		$693,194		$681,927
Net change in face amount:
Issued face amount	95,635	13%	89,869	13%	79,111	12%
Terminations	(65,958)	(9)%	(57,238)	(8)%	(53,580)	(8)%
Foreign currency	5,769	1%	2,560	*	(14,264)	(2)%
Net change in face amount	35,446	5%	35,191	5%	11,267	2%
Face amount in force, end of period	$763,831		$728,385		$693,194

*	Less than 1%.

The face amount of term life insurance policies in force increased 5% during 2017 as compared to 2016 primarily due to the positive impact of strong policy sales and the consistent level of terminations as a percentage of the beginning face amount in force, which allowed issued face amount to outpace policy terminations face amount. As a percentage of the beginning face amount in force, issued face amount as well as terminations remained relatively consistent with the prior year. The continued strengthening of the Canadian dollar spot rate relative to the U.S. dollar also favorably impacted the face amount in force during 2017. Our average issued face amount increased modestly in 2017 to approximately $244,800 compared to approximately $241,500 in 2016.

In 2016, the face amount of term life insurance policies in force increased compared with 2015 also as a result of higher policy sales and the consistent level of terminations as a percentage of the beginning face amount in force. Our average issued face amount in 2016 was consistent with the average issued face amount in 2015 of $241,700.

Investment and Savings Product Sales, Asset Values and Accounts/Positions. Investment and savings products sales and average client asset values were as follows:

	Year ended December 31,			2017 vs. 2016 change		2016 vs. 2015 change
	2017	2016	2015	$	%	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$3,802	$3,279	$3,259	$523	16%	$20	1%
Annuities and other	1,670	1,813	2,004	(143)	(8)%	(191)	(10)%
Total sales-based revenue generating product sales	5,472	5,092	5,263	380	7%	(171)	(3)%
Managed investments	428	212	247	216	102%	(35)	(14)%
Segregated funds	292	290	347	2	1%	(57)	(16)%
Total product sales	$6,192	$5,594	$5,857	$598	11%	$(263)	(4)%
Average client asset values:
Retail mutual funds	$35,174	$30,566	$30,429	$4,608	15%	$137	*
Annuities and other	17,002	14,880	14,258	2,122	14%	622	4%
Managed investments	2,195	1,720	1,518	475	28%	202	13%
Segregated funds	2,420	2,262	2,272	158	7%	(10)	*
Total average client asset values	$56,791	$49,428	$48,477	$7,363	15%	$951	2%

*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Year ended December 31,
	2017	% of beginning balance	2016	% of beginning balance	2015	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$52,340		$47,354		$48,656
Net change in asset values:
Inflows	6,192	12%	5,594	12%	5,857	12%
Redemptions	(5,147)	(10)%	(4,620)	(10)%	(4,843)	(10)%
Net inflows	1,045	2%	974	2%	1,014	2%
Change in fair value, net	7,158	14%	3,758	8%	(859)	(2)%
Foreign currency, net	624	1%	254	1%	(1,457)	(3)%
Net change in asset values	8,827	17%	4,986	11%	(1,302)	(3)%
Asset values, end of period	$61,167		$52,340		$47,354

Average number of fee-generating positions was as follows:

	Year ended December 31,			2017 vs. 2016 change		2016 vs. 2015 change
	2017	2016	2015	Positions	%	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,226	2,201	2,150	25	1%	51	2%
Recordkeeping only	675	677	653	(2)	*	24	4%
Total average number of fee- generating positions	2,901	2,878	2,803	23	1%	75	3%

(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees earned for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

*    Less than 1%.

Product sales. The increase in investment and savings product sales in 2017 from 2016 was largely attributed to the positive impact of market performance on consumer demand for U.S. retail mutual funds in recent periods as well as increased sales of managed investments reflecting the launch of the Primerica Advisors Lifetime Investment Platform product during the second quarter of 2017. These increases were partially offset by lower sales of variable annuity products, in line with the industry, as well as lower sales of fixed indexed annuity products reflecting strong prior year sales, lower demand for principal protection products by our clients in 2017, and a continued shift in larger size trades to managed accounts and retail mutual funds.

In 2016, investment and savings product sales decreased from 2015 largely due to lower variable annuity sales, partially offset by positive sales in U.S. retail mutual fund and fixed indexed annuity sales.  Our annuity sales activity in 2016 was consistent with an industry-wide shift from variable annuities to fixed indexed annuities while positive market performance in periods leading up to and including 2016 increased demand for U.S. retail mutual funds.

Average client asset values. Average client asset values increased in 2017 from 2016 and in 2016 from 2015 primarily due to market appreciation in recent periods and continued net positive inflows.

Rollforward of client asset values. Client asset values followed a multi-year growth trend during 2017 primarily due to strong market performance that continued in 2017 combined with the positive net inflows from product sales. Additionally, the strengthening of the Canadian dollar spot rate relative to the U.S. dollar also contributed to the increase in client asset values in 2017.

The growth in client asset values in 2016 from 2015 was also driven by strong market performance and positive net inflows from product sales. The impact of the translated value of client assets in Canada due to the strengthening of the Canadian dollar relative to the U.S. dollar also contributed to the increase in client asset values in 2016 from 2015.
Average number of fee-generating positions. The average number of fee-generating positions increased slightly in 2017 from 2016, while also increasing in 2016 from 2015, reflecting the layered effect of growth in new product sales outpacing redemptions for those mutual funds and managed accounts investments that are serviced on the Company’s recordkeeping and custodial services platform. Partially offsetting the growth in recordkeeping fee-generating positions in 2017 was the launch of the Lifetime Investment Platform, for which we do not earn recordkeeping fees, and the closing of the Freedom Portfolios product line to new investments, for which we do earn recordkeeping fees.

Regulatory changes on business trends. Regulatory changes can also impact our product sales. On April 8, 2016, the Department of Labor (“DOL”) published a final rule (“the DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (“IRC”) Section 4975. In connection with the DOL Fiduciary Rule, the DOL also issued new exemptions and amended several existing exemptions. On February 3, 2017, the President of the United States issued a memorandum directing the DOL to review the DOL Fiduciary Rule and the exemptions to determine whether they should be revised or rescinded. The DOL Fiduciary Rule and transitional exemptions became applicable on June 9, 2017, with the final exemptions scheduled to go into effect on July 1, 2019. The period from June 9, 2017 to July 1, 2019 is referred to as the “Transition Period.” The DOL has stated that it is conducting the mandated review and will make the determinations directed by the President’s memorandum during the Transition Period.

Individual retirement accounts (“IRA”) and other qualified accounts are an important component of the investment and savings products we distribute. If the DOL Fiduciary Rule, including the final exemptions, were to become applicable without revisions, we believe that certain changes to our qualified plan business would be necessary in order for us to continue to help investors save for retirement. Because of the uncertain status of the DOL Fiduciary Rule or any SEC Rule, and because of the unsettled nature of the Transition Period, we have not determined the extent to which we would make necessitated compensation, product or other changes to our qualified plan business, nor whether we would make such changes consistent across our non-qualified business. As a result, we are currently unable to quantify the impact on our business, financial position or results of operations. During the year ended December 31, 2017, average client assets held in U.S. qualified retirement plans accounted for an estimated 59% of total average client account assets. During the year ended December 31, 2017, product sales of assets held in U.S. qualified retirement plans accounted for approximately 54% of total investment and savings product sales.

Redomestication. Primerica Life Insurance Company (“Primerica Life”), our principal life insurance underwriting company, redomesticated from Massachusetts to Tennessee in 2017. As a Tennessee-domiciled life insurance company, Primerica Life will incur lower retaliatory premium taxes and representatives licensing fees than previously incurred as a Massachusetts-domiciled life insurance company. The impact of the reduction in these taxes and fees in 2017 is discussed in the “Results of Operations” section included elsewhere in MD&A. The redomestication of Primerica Life to Tennessee also allows Primerica Life to adopt the NAIC’s model regulation for determining statutory accounting reserves using a principle-based approach (“principle-based reserves” or “PBR”) effective January 1, 2018. For discussion regarding the impact of PBR on our consideration of future redundant reserve financing transactions, refer to the “Liquidity and Capital Resources” section included elsewhere in MD&A.

U.S Tax Reform. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was enacted in the United States. The Tax Reform Act includes a broad range of changes to federal tax legislation including changes to corporate and personal income tax rates, income tax deductions, and international tax provisions. The Tax Reform Act represents the most significant and fundamental changes to the U.S. tax code since 1986.

We anticipate that the provisions of the Tax Reform Act may indirectly affect consumer demand for the Company’s product offerings. Reductions to corporate and personal income taxes may result in additional income for our clients, which could lead to higher long-term sales of our term life insurance and investment and savings products. To the extent the Tax Reform Act influences the fair value of equity securities, we are likely to see a similar effect on demand for our investment and savings products and the value of our clients’ assets. We are unable to quantify the impact on our future product sales due to the inherent uncertainty regarding the long-term economic impact of the Tax Reform Act.

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

Investment and Savings Products Segment. Our Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing management, marketing and support, and distribution fees, and the number of recordkeeping positions and custodial-fee-generating accounts we administer.

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

The Corporate and Other Distributed Products segment is also affected by corporate income and expenses not allocated to our other segments, general and administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), interest expense on notes payable, redundant reserve financing transactions and our revolving credit facility, as well as realized gains and losses on our invested asset portfolio.

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”) redundant reserve financing transactions, our revolving credit facility, and common stock. See Note 10 (Debt), Note 12 (Stockholders’ Equity) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

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

The year-over-year increase in the year-end exchange rates used by the Company to translate our Canadian dollar functional currency assets and liabilities into U.S. dollars was 7% in 2017 from 2016 and 4% from 2016 to 2015. The year-over-year increase in the average exchange rates used by the Company to translate our Canadian dollar functional currency revenues and expenses into U.S. dollars was 2% in 2017 from 2016 and it decreased 4% in 2016 from 2015.

See “Results of Operations” and “Financial Condition” and “Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk” and Note 3 (Segment and Geographical Information) to our consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Income Taxes. The profitability of the Company and its subsidiaries is affected by income taxes assessed by federal, state, and U.S. territorial jurisdictions in the U.S. and federal and provincial jurisdictions in Canada.  Changes in tax legislation, such as the Tax Reform Act, will impact the measurement of our deferred tax assets and liabilities and the amount of income tax expense we incur in current and future periods.

During the year ended December 31, 2017, the Company recognized the estimated transition effect of revaluing its deferred tax assets and liabilities and the inclusion of mandatory deemed repatriation of foreign earnings due to the enactment of the Tax Reform Act. The transition effect on the Company’s net income is described in the Results of Operations section included elsewhere in MD&A. The reduction of the federal corporate tax rate, effective January 1, 2018, will reduce the amount of federal income taxes incurred by the Company.

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

The estimates that we deem to be most critical to an understanding of our results of operations and financial position are those related to DAC, future policy benefit reserves and corresponding amounts recoverable from reinsurers, income taxes, and the valuation of investments. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Subsequent experience or use of other assumptions could produce significantly different results.

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

In particular, the balance of DAC in our Term Life Insurance segment is susceptible to differences between estimated persistency assumptions and actual persistency experienced. If actual lapses are different from pricing assumptions for a particular period, the amount of DAC amortized for that period will be affected. For example, if actual annual lapses at each policy duration are 10% higher, the additional DAC balance as of December 31, 2017 that would be amortized is approximately $20 million. To further illustrate, if we expect 1,000 policies in the first policy duration to lapse, this sensitivity demonstration assumes that an additional 10%, or 1,100 in total, first duration policies actually lapse. We believe that a 10% higher annual lapse rate is a reasonably possible variation. Higher lapses in the early durations would have a greater effect on DAC amortization since the DAC balances are higher at the earlier durations. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency could result in a material increase or decrease of DAC amortization in a particular period. Differences between actual and expected persistency also impact the balance of future policy benefit reserves and reinsurance recoverables as discussed below.

For additional information on DAC, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 7 (Deferred Policy Acquisition Costs) to our consolidated financial statements included elsewhere in this report.

Future Policy Benefit Reserves and Reinsurance. Liabilities for future policy benefits on our term life insurance products have been computed using a net level method and include assumptions as to mortality, persistency, interest rates, and other assumptions based on our historical experience, modified as necessary for new business to reflect anticipated trends and to include provisions for possible adverse deviation. Reserves related to reinsured policies are accounted for using assumptions consistent with those used to determine the future policy benefit reserves and are included in Reinsurance recoverables in our consolidated balance sheets. Similar to the term life insurance DAC discussion above, we do not modify the assumptions used to establish future policy benefit reserves during the policy term unless recoverability testing deems them to be inadequate and there is no remaining DAC associated with the underlying policies. Our results depend significantly upon the extent to which our actual experience is consistent with the assumptions we used in determining our future policy benefit reserves. Our future policy benefit reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

The net impact of differences between actual and expected persistency on future policy benefit reserves and reinsurance recoverables will partially offset the earnings impact recognized from DAC amortization noted above. In our Term Life Insurance segment, if actual annual lapses at each policy duration are 10% higher, the additional future policy benefit reserves that would be released is approximately $24 million, partially offset by the release of the corresponding recoverable from reinsurers asset of approximately $12 million using balances as of December 31, 2017. Higher lapses in later policy durations would have a greater effect on the release of future policy benefit reserves since the future policy benefit reserves are higher at the later durations.

For additional information on future policy benefits and reinsurance, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 6 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

Income Taxes. We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (i) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (ii) operating loss and tax credit carryforwards. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not applicable to the periods in which we expect the temporary difference will reverse. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. For example, as of December 31, 2017, we measured our deferred tax assets and liabilities for temporary differences subject to U.S. federal income tax using the 21% statutory rate that becomes effective on January 1, 2018 as a result of the Tax Reform Act enacted on December 22, 2017.  We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date and, therefore, we have recognized the impact from the previous 35% statutory rate to the updated 21% statutory rate through income during the year-ended December 31, 2017.

In light of the multiple tax jurisdictions in which we operate, our tax returns are subject to routine audit by the Internal Revenue Service and other taxation authorities. These audits at times may produce alternative views regarding particular tax positions taken in the year(s) of review. As a result, the Company records uncertain tax positions, which require recognition at the time when it is deemed more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.

For additional information on income taxes, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 11 (Income Taxes) to our consolidated financial statements included elsewhere in this report.

Invested Assets. We hold primarily fixed-maturity securities, including bonds and redeemable preferred stocks, and equity securities, including common and non-redeemable preferred stock. We have classified these invested assets as available-for-sale, except for the securities of our U.S. broker-dealer subsidiary, which we have classified as trading securities. We also hold a credit-enhanced note, which we classified as a held-to-maturity security that was issued in exchange for a surplus note with an equal principal amount as part of a redundant reserve financing transaction. All of these securities are carried at fair value, except for the held-to-maturity security, which is carried at amortized cost. Unrealized gains and losses on available-for-sale securities, except for other-than-temporary impairments (“OTTI”) discussed below, are included as a separate component of other comprehensive income in our statements of comprehensive income. Beginning January 1, 2018, changes in unrealized gains and losses on available-for-sale equity securities will be recognized in net income due to the adoption of Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). Changes in fair value of trading securities are included in net income in the accompanying consolidated statements of income in the period in which the change occurred.

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
•

Other, net. Reflects revenues generated primarily from the fees charged for access to Primerica Online (“POL”), our primary sales force support tool, as well as revenues from the sale of other miscellaneous items.

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

•	Insurance commissions. Reflects sales commissions with respect to insurance products that are not eligible for deferral.
•

Interest expense. Reflects interest on our notes payable, any interest and the commitment fee on our revolving credit facility, the financing charges related to the letter of credit issued under the credit facility agreement with Deutsche Bank (the “Peach Re Credit Facility Agreement”), fees paid for the credit enhancement feature on our held-to-maturity invested asset, and a finance charge incurred pursuant to one of our coinsurance agreements with an IPO coinsurer.

•

Other operating expenses. Consists primarily of expenses that are unrelated to the distribution of insurance products, including staff compensation, technology and communications, various sales force-related costs, non-bank custodial and recordkeeping administrative costs, outsourcing and professional fees, amortization of our definite-lived intangible asset and other corporate and administrative fees and expenses.

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment based on the relative sizes of our life-licensed and securities-licensed independent sales forces. These allocated items include fees charged for access to POL and costs incurred for field technology, supervision, training and certain other costs. We also allocate certain technology and occupancy costs to our operating segments based on estimated usage. Costs that are not directly charged or allocated to our two primary operating segments are included in our Corporate and Other Distributed Products segment.

Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Year ended December 31,			2017 vs. 2016 change		2016 vs. 2015 change
	2017	2016	2015	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,562,109	$2,444,268	$2,345,444	$117,841	5%	$98,824	4%
Ceded premiums	(1,600,771)	(1,600,559)	(1,595,220)	212	*	5,339	*
Net premiums	961,338	843,709	750,224	117,629	14%	93,485	12%
Commissions and fees	591,317	541,686	537,146	49,631	9%	4,540	1%
Investment income net of investment expenses	105,882	97,905	89,557	7,977	8%	8,348	9%
Interest expense on surplus note	(26,865)	(18,880)	(13,048)	7,985	42%	5,832	45%
Net investment income	79,017	79,025	76,509	(8)	*	2,516	3%
Realized investment gains (losses), including other-than-temporary impairment losses	1,339	4,088	(1,738)	(2,749)	67%	5,826	335%
Other, net	56,091	50,576	42,058	5,515	11%	8,518	20%
Total revenues	1,689,102	1,519,084	1,404,199	170,018	11%	114,885	8%

Benefits and expenses:
Benefits and claims	416,019	367,655	339,315	48,364	13%	28,340	8%
Amortization of DAC	209,399	180,582	157,727	28,817	16%	22,855	14%
Sales commissions	297,988	272,815	274,893	25,173	9%	(2,078)	(1)%
Insurance expenses	147,280	132,348	123,030	14,932	11%	9,318	8%
Insurance commissions	21,108	17,783	16,340	3,325	19%	1,443	9%
Interest expense	28,488	28,691	33,507	(203)	(1)%	(4,816)	(14)%
Other operating expenses	189,300	181,615	168,406	7,685	4%	13,209	8%
Total benefits and expenses	1,309,582	1,181,489	1,113,218	128,093	11%	68,271	6%
Income before income taxes	379,520	337,595	290,981	41,925	12%	46,614	16%
Income taxes	29,265	118,181	101,110	(88,916)	(75)%	17,071	17%
Net income	$350,255	$219,414	$189,871	$130,841	60%	$29,543	16%

*	Less than 1%

Total revenues. Total revenues increased in 2017 from 2016 primarily due to the cumulative effect of incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions, as well as higher direct premiums reflecting strong term life insurance policy sales in recent periods. Commissions and fees from our Investment and Savings Products segment increased in 2017 compared to 2016 largely as a result of growth in client asset values, reflecting strong market performance and positive net inflows.

Net investment income in 2017 remained consistent with 2016, as the positive impact from a larger invested asset portfolio of approximately $5.6 million was mostly offset by the portfolio’s lower yield of approximately $2.9 million as well as the impact of approximately $2.2 million attributable to lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting. The continued multi-year trend of low interest rates has negatively affected our portfolio’s yield as debt securities issued in prior years at higher coupon rates mature and are replaced with newly-issued debt securities with lower yields. Interest expense on surplus note line item will fluctuate from period to period along with the principal amount of our surplus note (the “Surplus Note”) based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). Investment income earned on our held-to-maturity invested asset completely offsets the interest expense on Surplus Note line item, thereby eliminating any impact on net investment income. For more information on the Surplus Note, see Note 10 (Debt) and for additional information on the redundant reserve financing transaction used by Vidalia Re, see Note 4 (Investments) to our consolidated financial statements included elsewhere in this report.

Other, net revenues increased during 2017 compared to 2016 largely due to the increase in fees collected for POL subscriptions, consistent with subscriber growth, as the size of our independent sales force has increased. The increase in these fees was accompanied by higher technology spending incurred primarily to support and enhance POL as noted below in the “Total benefits and expenses” section.

During 2016, total revenues increased from 2015 primarily due to the same trend noted in 2017 that involved incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions, as well as direct premiums growth from the increased number of new policies issued in recent periods. Commissions and fees generated from our Investment and Savings Products segment increased modestly in 2016 from 2015 as higher asset-based and account-based revenues were largely offset by lower sales-based revenues. Net investment income increased in 2016 from 2015 as increasing prices on fixed-income investments led to an approximately $4.7 million higher year-over-year total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting. This increase was partially offset by approximately $2.1 million of lower investment income due to lower yield on a slightly larger invested asset portfolio.

Other, net revenues increased in 2016 from 2015 mostly due to the increase in fees collected for POL as a result of subscriber growth that coincided with growth in the size of our independent sales force. Similarly, the increase in these fees was accompanied by higher technology spending incurred primarily to support and enhance POL as noted below in the “Total benefits and expenses” section.

Total benefits and expenses. Total benefits and expenses for 2017 increased in comparison to 2016 primarily due to growth in premium-related costs, which include benefits and claims and amortization of DAC. The increase in sales commissions was in line with the growth in commissions and fees revenue. Also contributing to the increase in total benefits and expenses in 2017 versus 2016 was higher insurance expenses and other operating expenses reflecting higher spending of approximately $8.7 million in technology-related costs primarily associated with POL, higher employee-related expenses of approximately $6.1 million, and higher growth-related expenses of approximately $5.4 million associated with our Investment and Savings Products and Term Life Insurance products.

The increase in total benefits and expenses in 2016 from 2015 was also largely driven by growth in premium-related expenses. Insurance expenses and other operating expenses increased due to increased spending of approximately $10.4 million in technology-related costs associated primarily with POL, higher employee-related expenses of approximately $4.3 million, and costs related to preparing for the implementation of the DOL Fiduciary Rule of approximately $3.3 million. These increases were partially offset by the decline in interest expense incurred on our 10% coinsurance agreement, which is discussed further in Note 6 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

Income taxes. Our effective income tax rate declined to 7.7% in 2017 from 35.0% in 2016. The largest factor driving the decline in the effective income tax rate was the recognition of the transition impact of the Tax Reform Act. In 2017, we recognized the impact from the reduction in the U.S. federal tax rate from 35% to 21% that is expected to be in effect when our net U.S. deferred tax liabilities reverse, which resulted in an income tax benefit of approximately $98.5 million or 26.0% of our 2017 income before income taxes. Partially offsetting the income tax benefit recognized for the transition impact of the Tax Reform Act is approximately $3.0 million of one-time income tax expense, or 0.8% of our 2017 income before income taxes, due to the inclusion of mandatory deemed repatriation of earnings attributable to our Canadian subsidiaries.

After factoring in the transition impact of the Tax Reform Act, our effective income tax rate in 2017 was 2.1% lower than our effective income tax rate in 2016. This remaining year-over-year change in our effective tax rate was primarily attributable to the recognition of excess tax benefits of approximately $6.1 million resulting from the difference between the share price of our common stock on the grant date of equity awards and the date that the sales restrictions on these awards lapsed. This recognition resulted from the adoption of Accounting Standards Update No 2016-09 (“ASU 2016-09”) Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017.

In 2016 and 2015, our effective tax rate was relatively consistent at 35.0%, and 34.7%, respectively.

For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Year ended December 31,			2017 vs. 2016 change		2016 vs. 2015 change
	2017	2016	2015	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,534,068	$2,413,340	$2,313,133	$120,728	5%	$100,207	4%
Ceded premiums	(1,593,011)	(1,591,133)	(1,584,952)	1,878	*	6,181	*
Net Premiums	941,057	822,207	728,181	118,850	14%	94,026	13%
Allocated net investment income	9,931	7,634	5,987	2,297	30%	1,647	28%
Other, net	41,236	36,541	29,790	4,695	13%	6,751	23%
Total revenues	992,224	866,382	763,958	125,842	15%	102,424	13%
Benefits and expenses:
Benefits and claims	398,212	350,640	322,232	47,572	14%	28,408	9%
Amortization of DAC	201,751	172,812	147,980	28,939	17%	24,832	17%
Insurance expenses	139,876	125,268	116,290	14,608	12%	8,978	8%
Insurance commissions	6,728	4,301	4,247	2,427	56%	54	1%
Total benefits and expenses	746,567	653,021	590,749	93,546	14%	62,272	11%
Income before income taxes	$245,657	$213,361	$173,209	$32,296	15%	$40,152	23%

*	Less than 1%

Net premiums. Direct premiums grew in 2017 from 2016 primarily due to the increase in the number of new policies issued in recent periods and growth in the in-force book of business. The change in ceded premiums includes approximately $46.8 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, largely offset by approximately $44.9 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions. The continued impact from the increase in direct premiums combined with the minimal change in ceded premiums caused net premiums to grow at a higher rate than direct premiums. Additionally, net premiums increased as beginning in 2017, policies reaching the end of their initial level term period are no longer ceded under the IPO coinsurance transactions.

Direct premiums in 2016 increased in comparison to 2015 largely due to the increase in the number of new policies issued in recent periods. The change in ceded premiums primarily includes approximately $54.6 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, partially offset by approximately $48.4 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions. The sustained impact of growth in direct premiums and the run-off of business subject to the IPO coinsurance transactions resulted in net premiums growing faster than direct premiums.

Benefits and claims. Benefits and claims increased in 2017 from 2016 primarily due to the growth in net premiums. Actual life claims experience in the first half of 2017 negatively impacted benefits and claims by approximately $6 million. However, this impact from claims experience was mostly offset by YRT rate reductions negotiated for 2014 and later issue years, which continues to dampen the growth in benefits and claims relative to the growth in net premiums.

In comparing 2016 to 2015, the increase in benefits and claims was primarily driven by the growth in net premiums. However, benefits and claims increased at a slower rate than net premiums primarily due to disabled life premium waiver claims experience during 2016 being approximately $5 million lower than historical levels, YRT rate reductions negotiated for 2014 and later issue years. Death claims were relatively consistent with historical experience.

Amortization of DAC. The amortization of DAC increased in 2017 from 2016 largely due to growth in net premiums. The increase in DAC amortization was higher than the increase in net premiums due to comparatively weaker early-duration persistency primarily during the first half of 2017.

The increase in amortization of DAC in 2016 compared to 2015 was primarily driven by growth in net premiums. DAC amortization grew at a higher rate than net premiums reflecting weaker early-duration persistency than the prior year.

Insurance expenses. The increase in insurance expenses in 2017 from 2016 was primarily due to higher spending of approximately $5.9 million in technology-related costs primarily associated with POL, higher employee-related expenses of approximately $3.7 million, and net higher growth-related expenses of approximately $2.8 million. These higher growth-related expenses from increased premiums is net of approximately $3.3 million of benefits reflecting lower retaliatory premium taxes and representative licensing fees we incurred due to changing the state of domicile of Primerica Life to Tennessee in December 2017.

Insurance expenses in 2016 increased in comparison to 2015 largely due to higher spending of approximately $8.5 million in technology-related costs primarily associated with POL. Growth in net premiums also contributed to the year-over-year increase in insurance expenses of approximately $4.4 million. During 2015, we reallocated certain employee-related expenses from the Term Life Insurance segment to the Corporate and Other Distributed Products segment due to the change in the Company’s management structure that occurred in April 2015. The approximately $3.3 million full-year effect of the reallocated expenses, when combined with higher employee merit and headcount expenses in 2016 of approximately $2.3 million, resulted in a net decrease of approximately $1.0 million in the segment’s employee-related expenses in 2016 versus 2015. Furthermore, several miscellaneous cost saving items in 2016 that aggregated to approximately $3.0 million in lower insurance expenses affected the year-over-year change.

Insurance commissions. Insurance commissions for 2017 increased in comparison to 2016 primarily due to higher non-deferred commissions on new business in 2017 and renewed policies that reached the end of their initial level term period in 2017 and are no longer ceded under the IPO coinsurance agreements. Insurance commissions in 2016 remained relatively consistent with 2015.

Investment and Savings Products Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Year ended December 31,			2017 vs. 2016 change		2016 vs. 2015 change
	2017	2016	2015	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$233,005	$227,320	$237,384	$5,685	3%	$(10,064)	(4)%
Asset-based revenues	275,157	237,604	231,919	37,553	16%	5,685	2%
Account-based revenues	55,030	50,861	44,497	4,169	8%	6,364	14%
Other, net	9,555	8,836	7,536	719	8%	1,300	17%
Total revenues	572,747	524,621	521,336	48,126	9%	3,285	1%
Expenses:
Amortization of DAC	6,168	6,148	7,952	20	*	(1,804)	(23)%
Insurance commissions	12,505	11,456	9,841	1,049	9%	1,615	16%
Sales commissions:
Sales-based	166,061	160,674	167,883	5,387	3%	(7,209)	(4)%
Asset-based	118,513	99,639	95,485	18,874	19%	4,154	4%
Other operating expenses	106,664	102,348	94,092	4,316	4%	8,256	9%
Total expenses	409,911	380,265	375,253	29,646	8%	5,012	1%
Income before income taxes	$162,836	$144,356	$146,083	$18,480	13%	$(1,727)	(1)%

*	Less than 1%

Commissions and fees. Commissions and fees increased in 2017 from 2016 primarily due to growth in asset-based revenues, reflecting higher average client asset values as a result of market appreciation and net positive inflows. Sales-based revenues also contributed to the increase in commissions and fees due to higher product sales during the first half of 2017 while being partially offset by the change in sales mix towards product offerings with lower sales-based commission rates. Account-based revenues increased due to a change in our account-based fee structure on U.S. qualified accounts since the prior year and a shift in mix among fund families on our recordkeeping platform, as well as an increase in the average number of positions and accounts for which we earn recordkeeping fees and custodial fees, respectively.

The modest increase in commissions and fees in 2016 from 2015 was largely attributable to the decline in sales-based revenues, which was primarily driven by lower variable annuity sales.  Asset-based revenues increased in 2016 compared to 2015 due to the increase in average client asset values. Account-based revenues also increased in 2016 compared to 2015 primarily due to an increase in our account-based fee structure on U.S. qualified accounts, which accounted for a year-over-year increase of approximately $4.1 million, as well as the increase in the average number of fee-generating positions in mutual funds and managed accounts investments that are serviced on the Company’s recordkeeping and custodial services platform.

Amortization of DAC. Amortization of DAC on our Canadian segregated funds product in 2017 remained consistent with 2016 while each year experienced favorable market performance of the underlying funds and redemptions experience that was better than the original assumptions. The redemption assumption was reduced in both years based on emerging product experience.

In 2016, amortization of DAC on our Canadian segregated funds product was lower compared to 2015 largely due to the impact of favorable 2016 segregated funds market performance.

Insurance commissions. The increase in insurance commissions in 2017 from 2016 was largely driven by growth in our Canadian segregated funds client assets.

Insurance commissions increased in 2016 compared with 2015 largely due to a change in the trail commission rate earned by the sales force on our Canadian segregated funds during the second quarter of 2015.

Sales commissions. The increase in sales-and asset-based commissions was relatively consistent with the growth in sales- and asset-based revenues, respectively. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions was relatively consistent with the increase in asset-based revenues excluding Canadian segregated funds.

The decline in sales-based commissions in 2016 from 2015 was in line with the decline in sales-based revenue. The increase in asset-based commissions slightly outpaced the increase in asset-based revenue primarily due to fluctuations in the product mix.

Other operating expenses. Other operating expenses increased in 2017 from 2016 largely due to growth in expenses of approximately $2.4 million based on client assets, higher costs of approximately $1.8 million related to the launch of the new Primerica Advisors Lifetime Investments Platform during the second quarter of 2017, and technology spending of approximately $1.7 million for a new sales tool to support our agents’ distribution of products. These increases in other operating expenses were partially offset by approximately $1.4 million of lower costs related to the implementation of DOL Fiduciary Rule.

The increase in other operating expenses in 2016 from 2015 was primarily due to $3.3 million of higher costs related to preparation for the DOL Fiduciary Rule. In addition, increased spending in technology-related expenses associated primarily with POL resulted in approximately $2.4 million of higher operating expenses in 2016. Also contributing to the growth in operating expenses in 2016 as compared with 2015 were higher employee-related costs of approximately $0.9 million.

Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Year ended December 31,			2017 vs. 2016 change		2016 vs. 2015 change
	2017	2016	2015	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$28,041	$30,928	$32,311	$(2,887)	(9)%	$(1,383)	(4)%
Ceded premiums	(7,760)	(9,426)	(10,268)	(1,666)	(18)%	(842)	(8)%
Net Premiums	20,281	21,502	22,043	(1,221)	(6)%	(541)	(2)%
Commissions and fees	28,125	25,901	23,346	2,224	9%	2,555	11%
Allocated investment income net of investment expenses	95,951	90,271	83,570	5,680	6%	6,701	8%
Interest expense on surplus note	(26,865)	(18,880)	(13,048)	7,985	42%	5,832	45%
Allocated net investment income	69,086	71,391	70,522	(2,305)	(3)%	869	1%
Realized investment gains (losses), including other-than-temporary impairment losses	1,339	4,088	(1,738)	(2,749)	67%	5,826	335%
Other, net	5,300	5,199	4,732	101	2%	467	10%
Total revenues	124,131	128,081	118,905	(3,950)	(3)%	9,176	8%
Benefits and expenses:
Benefits and claims	17,807	17,015	17,083	792	5%	(68)	*
Amortization of DAC	1,480	1,622	1,795	(142)	(9)%	(173)	(10)%
Insurance expenses	7,404	7,080	6,740	324	5%	340	5%
Insurance commissions	1,875	2,026	2,252	(151)	(7)%	(226)	(10)%
Sales commissions	13,414	12,502	11,525	912	7%	977	8%
Interest expense	28,488	28,691	33,507	(203)	(1)%	(4,816)	(14)%
Other operating expenses	82,636	79,267	74,314	3,369	4%	4,953	7%
Total benefits and expenses	153,104	148,203	147,216	4,901	3%	987	1%
Income before income taxes	$(28,973)	$(20,122)	$(28,311)	$8,851	44%	$(8,189)	(29)%

*	Less than 1%

Total revenues. The largest component of the decrease in total revenues in 2017 from 2016 was attributable to the decline in realized investment gains (losses), including OTTI as well as lower allocated investment income net of investment expenses. Realized investment gains (losses), including OTTI losses were lower in 2017 versus 2016 primarily due to gains recognized in the second quarter of 2016 from the sale certain securities pursuant to which the Company was able to reduce its exposure to specific issuers. Also contributing to the decreased in total revenues was the decline in net premiums due to the run-off of NBLIC’s discontinued lines of insurance. These decreases in total revenues were partially offset by the increase in commissions and fees due to the stronger sales of other fee-based distributed products.

Total revenues in 2016 increased in comparison to 2015 mostly due to the increase in realized investment gains (losses), including OTTI losses from the gains recognized in the second quarter of 2016 as well as a lower amount of impairments on certain investments in our invested asset portfolio. Also contributing to the increase in revenues in 2016 from 2015 was higher commissions and fees due to the sales growth in other fee-based distributed products. The continued run-off of NBLIC’s non-term life insurance block of business slightly offset the increase in total revenues in 2016 versus 2015.

Total Benefits and Expenses. Total benefits and expenses increased in 2017 from 2016 primarily due to higher employee-related equity award expense and agent-related support costs from hurricane-affected areas in Puerto Rico and Texas.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of December 31, 2017, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

We invest a portion of our portfolio in assets denominated in Canadian dollars to support our Canadian operations. Additionally, to ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our invested asset portfolio and our general liability profile.

We also hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third-party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2030, was obtained in exchange for a surplus note of equal principal amount issued by Vidalia Re, a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life.  For more information on the LLC Note, see Note 4 (Investments) to our consolidated financial statements included elsewhere in this report.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	December 31, 2017		December 31, 2016
	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost
U.S. government and agencies	1%	1%	1%	1%
Foreign government	6%	6%	6%	6%
States and political subdivisions	3%	3%	2%	2%
Corporates	61%	61%	65%	64%
Mortgage- and asset-backed securities	15%	15%	14%	14%
Equity securities	2%	1%	2%	2%
Trading securities	*	*	*	*
Cash and cash equivalents	12%	13%	10%	11%
Total	100%	100%	100%	100%

*	Less than 1%.

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2017	December 31, 2016
Average rating of our fixed-maturity portfolio	A	A-
Average duration of our fixed-maturity portfolio	3.8 years	3.9 years
Average book yield of our fixed-maturity portfolio	3.97%	4.21%

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	December 31, 2017		December 31, 2016
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$360,622	19%	$295,873	17%
AA	158,574	8%	161,594	9%
A	417,047	22%	387,072	23%
BBB	875,846	47%	798,156	46%
Below investment grade	66,136	4%	93,533	5%
Not rated	3,901	*	5,787	*
Total	$1,882,126	100%	$1,742,015	100%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our invested asset portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2017
Issuer	Fair value	Cost or amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$21,179	$20,898	$281	AAA
AT&T Inc.	13,450	12,470	980	BBB+
National Rural Utilities Cooperative	10,925	10,278	647	A
Wells Fargo & Co.	10,757	10,148	609	A
General Electric Co.	10,511	10,267	244	A
Goldman Sachs Group Inc.	9,987	9,770	217	BBB+
Municipal Finance Authority of British Columbia	9,821	9,882	(61)	AAA
Province of Ontario Canada	9,467	9,124	343	A+
Province of Alberta Canada	9,257	9,142	115	A+
Enbridge Inc.	9,093	8,822	271	BBB+
Total – ten largest holdings	$114,447	$110,801	$3,646
Total – fixed-maturity and equity securities	$1,975,177	$1,914,829
Percent of total fixed-maturity and equity securities	6%	6%

For additional information on our invested asset portfolio, see Note 4 (Investments) and Note 5 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Assets:
Reinsurance recoverables	$4,205,173	$4,193,562	$11,611	*
Deferred policy acquisition costs, net	1,951,892	1,713,065	238,827	14%
Liabilities:
Future policy benefits	$5,954,524	$5,673,890	$280,634	5%

*	Less than 1%.

Reinsurance recoverables. Reinsurance recoverables reflects future policy benefit and claim reserves due from third-party reinsurers, including the IPO coinsurers. Such amounts are reported as reinsurance recoverables rather than offsetting future policy benefits. Reinsurance recoverables as of December 31, 2017 remained relatively consistent compared with December 31, 2016.

Deferred policy acquisition costs, net. The increase in DAC was primarily a result of the cumulative impact of incremental commissions and expenses deferred as a result of new business in 2017, which was not subject to the IPO coinsurance agreements.

Future policy benefits. The increase in future policy benefits was primarily a result of the growth in our in-force book of business.

For additional information, see the notes to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares outstanding. During 2017, our life insurance underwriting companies declared and paid ordinary dividends of $160.9 million to the Parent Company. See Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information on insurance subsidiary dividends and statutory restrictions. In addition, our non-life insurance subsidiaries declared and paid dividends of approximately $96.0 million to the Parent Company in 2017. At December 31, 2017, the Parent Company had cash and invested assets of approximately $112.1 million.

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

Historically, cash flows generated by our businesses, primarily from our existing block of term life policies and our investment and savings products, have provided us with sufficient liquidity to meet our operating requirements. We anticipate that cash flows from our businesses will continue to provide sufficient operating liquidity over the next 12 months. We do not expect after tax cash flows to change significantly as a result of the Tax Reform Act given that lower tax payments caused by the reduction of the U.S. federal corporate income tax rate to 21% effective January 1, 2018 will be largely offset by provisions in the Tax Reform Act that extend the time period for which we are able to realize tax deductions for deferred acquisition costs and policy reserves from our insurance businesses.

We may seek to enhance our liquidity position or capital structure through borrowings from third-party sources, sales of debt or equity securities, reserve financings or some combination of these sources. Additionally, we believe that cash flows from our businesses and potential sources of funding will sufficiently support our long-term liquidity needs.

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$388,524	$294,427	$264,251
Net cash provided by (used in) investing activities	(128,281)	(47,923)	(58,465)
Net cash provided by (used in) financing activities	(193,461)	(187,394)	(240,430)
Effect of foreign exchange rate changes on cash	1,204	572	(5,059)
Change in cash and cash equivalents	$67,986	$59,682	$(39,703)

Operating activities. The increase in cash flows from operating activities during 2017 versus 2016 was driven by higher cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. Growth in direct premiums as well as the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to generate positive incremental cash flows. The impact of growing net premiums, as discussed earlier in the “Results of Operations” section, contributed to positive incremental cash flows after payments are made for policy acquisition costs during the first year that policies are issued. In addition, the timing of receipts for reinsured claims as of year-end contributed to the increase in cash provided by operating activities in 2017 as compared with 2016. The increase in operating cash flows was partially offset by higher year-over-year payments for policy acquisition costs associated with the increase in issued term life insurance policies in 2017 as well as the timing impact of Canadian income tax remittances attributable to the 2016 tax year.

The increase in operating cash flows in 2016 from 2015 was also driven by the impact of growth in net premiums in excess of benefits and claims paid in our Term Life Insurance segment as noted in 2017 versus 2016. In addition, the timing of remittances for monthly reinsurance premiums to reinsurers as well as the timing impact of when outstanding checks were paid from our bank disbursement accounts at year-end contributed to the increase in operating cash flows in 2016 as compared with 2015. Also contributing to the increase in operating cash flows in 2016 versus 2015 was lower cash income taxes in Canada relative to income tax expense incurred due to the timing of remittances to Canadian tax authorities. The year-over-year growth in new life insurance policies issued resulted in higher cash payments for DAC (net of income tax deductions) in 2016 as compared with 2015, which partially offset the year-over-year increase in operating cash flows.

Investing activities. The largest item affecting the year-over-year increase in cash used in investing activities was the higher use of cash in 2017 to purchase investments in fixed-maturity securities compared with 2016 as the size of our investment portfolio continued to grow along with the growth of our in-force term life business. Additionally, in 2017 the Company had a lower level of fixed-maturity securities that matured and it sold fewer fixed-maturity securities versus the comparable period in 2016.

The moderate decrease in cash used in investing activities in 2016 from 2015 was primarily driven by lower purchases of fixed-maturity securities as the Company accumulated a higher balance of short-term cash equivalent investments at the end of the year in pursuit of opportunities to reinvest in a rising interest rate environment. The decrease in cash used was partially offset by higher capital expenditures in 2016 for our information technology infrastructure.

Financing activities. Cash used in financing activities during 2017 increased modestly compared to the same period in 2016 primarily due to higher tax withholdings on the vesting of employee equity awards as a result of the increased market share price of our common stock. In addition, the per share increase in stockholder dividends declared by the Company in 2017 versus 2016 also contributed to the increase in cash used in financing activities.

Net cash used in financing activities during 2016 decreased compared to 2015 as we repurchased an incremental $50 million of our common stock under our share repurchase programs in 2015 compared with 2016.

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

Although the recently enacted Tax Reform Act in the United States did not impact our calculated RBC ratio under current regulations, the NAIC could modify its regulations in the future to factor in the lower U.S. federal tax rate in the calculation. Such changes to the regulations would likely reduce our calculated RBC ratio; however, we do not believe it will detract from how we view our capital strength to support our policyholder liabilities.

As of December 31, 2017, our U.S. life insurance subsidiaries had statutory capital and RBC substantially in excess of the applicable statutory requirements and remained well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of December 31, 2017, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

For more information regarding statutory capital requirements and dividend capacities of our insurance subsidiaries, see Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information.

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

We have established Peach Re, Inc. ("Peach Re") and Vidalia Re as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Primerica Life has ceded certain term life policies issued prior to 2011 to Peach Re as part of a Regulation XXX redundant reserve financing transaction (the “Peach Re Redundant Reserve Financing Transaction”) and has ceded certain term life policies issued in 2011 through 2016 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). These redundant reserve financing transactions allow us to more efficiently manage and deploy our capital.

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a standardized reserving formula. PLIC plans to adopt PBR on January 1, 2018 and NBLIC will adopt PBR when adopted by the state insurance department in New York. The new principle-based reserve regulation will significantly reduce the statutory policy benefit reserve requirements, but will only apply for business issued after the effective date. As a result, we expect that the adoption of PBR will significantly reduce the need to engage in future redundant reserve financing transactions for business issued after the effective date. See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at December 31, 2017. No events of default occurred on the Senior Notes during the year ended December 31, 2017.

Financial Ratings. As of December 31, 2017, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior Notes rating
Moody's	Baa2, positive outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of December 31, 2017, Primerica Life’s financial strength ratings were as follows:

Agency	Financial strength rating
Moody's	A2, positive outlook
Standard & Poor's	AA-, stable outlook
A.M. Best Company	A+, stable outlook

Securities Lending. We participate in securities lending transactions with brokers to increase investment income with minimal risk. See Note 4 (Investments) to our consolidated financial statements included elsewhere in this report for additional information.

Short-Term Borrowings. We had no short-term borrowings as of or during the year ended December 31, 2017.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2030. For more information on the Surplus Note, see Note 10 (Debt) to our consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of December 31, 2017.

Credit Facility Agreement. On December 19, 2017, we entered into a new $200.0 million five-year unsecured revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2017, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility.

Contractual Obligations. Our contractual obligations, including payments due by period, were as follows:

	December 31, 2017
	Total Liability	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Future policy benefits	$5,955	$21,311	$1,494	$2,816	$2,612	$14,389
Policy claims and other benefits payable	307	307	307	-	-	-
Other policyholder funds	378	378	378	-	-	-
Long-term debt principal	375	375	-	-	375	-
Interest obligations	8	175	28	57	55	35
Commissions	35	34	32	2	-	-
Purchase obligations	3	39	28	10	1	-
Operating lease obligations	-	72	7	14	13	38
Income tax payable	25	25	21	-	1	3
Other liabilities	406	394	354	38	-	2
Total contractual obligations	$7,492	$23,110	$2,649	$2,937	$3,057	$14,467

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

Interest obligations (reported within other liabilities in our consolidated balance sheets) reflect expected interest on our Senior Notes, the commitment fee on our Revolving Credit Facility, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on the LLC Note, and a finance charge incurred pursuant to one of our coinsurance agreements as of December 31, 2017. We did not include the principal or interest on the Surplus Note in the table above as the payments due for these items are contractually offset by the principal and interest on the LLC Note as long as we hold the LLC Note. The Company asserts its positive intent and ability to hold the LLC Note until maturity.

Commissions represent commissions that have been earned by our independent sales force but have not been paid as of December 31, 2017. We are only obligated to pay commissions as earned from sales of our products. The total liability amount is reported within other liabilities in our consolidated balance sheets.

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

Our operating lease obligations primarily relate to office, warehouse, printing, and distribution properties. For additional information on leased properties, see “Item 2. Properties” included elsewhere in this report.

Income tax payable represents income taxes owed at year-end and includes the estimated tax on mandatory deemed repatriated Canadian earnings stipulated by the Tax Reform Act.

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

Interest Rate Risk. The fair value of the fixed-maturity securities (excluding the held-to-maturity security) in our invested asset portfolio as of December 31, 2017 and 2016 was approximately $1.9 billion and $1.8 billion, respectively. The primary market risk for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-maturity securities portfolios to decline by approximately $67.0 million, or approximately 3%, based on our actual securities positions as of December 31, 2017. For comparative purposes, the same increase in rates would have caused the fair value of our fixed-maturity securities portfolios to decline by approximately $64.1 million, or approximately 4%, based on our actual securities positions as of December 31, 2016.

If interest rates remain at or near historically low levels, we anticipate the average yield of our fixed-income investment portfolio, and therefore the investment income derived from it, would decrease as maturing fixed-income investments would be replaced with purchases of lower yielding investments.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities, and accumulated comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar would have the opposite effect. Generally, our Canadian dollar-denominated assets are held in support of our Canadian dollar-denominated liabilities. For the year ended December 31, 2017, 16% of our revenues from operations, excluding realized investment gains, and 21% of income before income taxes were generated by our Canadian operations. For the year ended December 31, 2016, 16% of our revenues from operations, excluding realized investment gains, and 20% of income before income taxes were generated by our Canadian operations.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2017. Net exposure was measured assuming a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the year ended December 31, 2017 by approximately $8.0 million.

Our investment in the net assets of our Canadian operations is also subject to Canadian currency risk. If we were to assume a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar, the translated value of our net investment in our Canadian subsidiaries in U.S. dollars would decrease by approximately $28.4 million based on net assets as of December 31, 2017. For comparative purposes, a similar decrease in Canadian currency exchange rates compared to the U.S. dollar would have caused the translated value of our net investment in our Canadian subsidiaries in U.S. dollars to decline by approximately $24.3 million based on net assets as of December 31, 2016. Historically, we have not hedged this exposure, although we may elect to do so in future periods. The impact of translating the balance of net assets of our Canadian operations is recorded in our consolidated balance sheets within the accumulated other comprehensive income component of stockholders’ equity.

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

In connection with the Peach Re Credit Facility Agreement, the Company assumes credit risk associated with Deutsche Bank’s ability to make payment to us as fulfillment of its obligations under the letter of credit. Such a draw on the letter of credit would only be requested in the event that the assets held in support of the liabilities assumed by Peach Re were insufficient, which, based on actuarial analysis, is unlikely.

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

For information on the Peach Re Credit Facility Agreement, see Note 16 (Commitments and Contingent Liabilities) and for information on the Surplus Note Purchase Agreement, see Note 4 (Investments) and Note 10 (Debt) to our consolidated financial statements included elsewhere in this report.

We also bear credit risk on our investment portfolio related to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest. In an effort to meet business needs and mitigate credit and other portfolio risks, we established investment guidelines that provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for details on our investment portfolio, including investment strategy, asset mix, and credit ratings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules I, II, III, and IV (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2007.

/s/ KPMG LLP

Atlanta, Georgia

February 26, 2018

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,877,326 in 2017 and $1,734,683 in 2016)	$1,927,842	$1,792,438
Fixed-maturity securities held-to-maturity, at amortized cost (fair value: $779,472 in 2017 and $513,015 in 2016)	737,150	503,230
Equity securities available-for-sale, at fair value (cost: $31,331 in 2017 and $36,818 in 2016)	41,107	44,894
Trading securities, at fair value (cost: $6,172 in 2017 and $7,382 in 2016)	6,228	7,383
Policy loans	32,816	30,916
Total investments	2,745,143	2,378,861
Cash and cash equivalents	279,962	211,976
Accrued investment income	16,665	16,520
Reinsurance recoverables	4,205,173	4,193,562
Deferred policy acquisition costs, net	1,951,892	1,713,065
Agent balances, due premiums and other receivables	229,522	210,448
Intangible assets, net	51,513	54,915
Deferred income taxes	48,614	37,369
Other assets	359,347	334,274
Separate account assets	2,572,872	2,287,953
Total assets	$12,460,703	$11,438,943

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$5,954,524	$5,673,890
Unearned premiums	486	527
Policy claims and other benefits payable	307,401	268,136
Other policyholders’ funds	377,998	363,038
Notes payable	373,288	372,919
Surplus note	736,381	502,491
Income tax payable	24,896	26,365
Deferred income taxes	152,572	198,641
Other liabilities	451,398	449,963
Payable under securities lending	89,786	73,646
Separate account liabilities	2,572,872	2,287,953
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	11,041,602	10,217,569

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2017 and 2016; issued and outstanding 44,251 shares in 2017 and 45,721 shares in 2016)	443	457
Paid-in capital	-	52,468
Retained earnings	1,375,090	1,138,851
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	3,995	(13,193)
Net unrealized investment gains (losses):
Net unrealized investment gains not other-than-temporarily impaired	39,686	42,852
Net unrealized investment losses other-than-temporarily impaired	(113)	(61)
Total stockholders’ equity	1,419,101	1,221,374
Total liabilities and stockholders’ equity	$12,460,703	$11,438,943

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
	2017	2016	2015
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$2,562,109	$2,444,268	$2,345,444
Ceded premiums	(1,600,771)	(1,600,559)	(1,595,220)
Net premiums	961,338	843,709	750,224
Commissions and fees	591,317	541,686	537,146
Investment income net of investment expenses	105,882	97,905	89,557
Interest expense on surplus note	(26,865)	(18,880)	(13,048)
Net investment income	79,017	79,025	76,509
Realized investment gains (losses), including other-than- temporary impairment losses	1,339	4,088	(1,738)
Other, net	56,091	50,576	42,058
Total revenues	1,689,102	1,519,084	1,404,199

Benefits and expenses:
Benefits and claims	416,019	367,655	339,315
Amortization of deferred policy acquisition costs	209,399	180,582	157,727
Sales commissions	297,988	272,815	274,893
Insurance expenses	147,280	132,348	123,030
Insurance commissions	21,108	17,783	16,340
Interest expense	28,488	28,691	33,507
Other operating expenses	189,300	181,615	168,406
Total benefits and expenses	1,309,582	1,181,489	1,113,218
Income before income taxes	379,520	337,595	290,981
Income taxes	29,265	118,181	101,110
Net income	$350,255	$219,414	$189,871

Earnings per share:
Basic earnings per share	$7.63	$4.59	$3.70
Diluted earnings per share	$7.61	$4.59	$3.70

Weighted-average shares used in computing earnings per share:
Basic	45,598	47,411	50,881
Diluted	45,689	47,453	50,913

Supplemental disclosures:
Total impairment losses	$(1,700)	$(3,420)	$(6,893)
Impairment losses recognized in other comprehensive income before income taxes	147	-	-
Net impairment losses recognized in earnings	(1,553)	(3,420)	(6,893)
Other net realized investment gains	2,892	7,508	5,155
Realized investment gains (losses), including other-than- temporary impairment losses	$1,339	$4,088	$(1,738)

Dividends declared per share	$0.78	$0.70	$0.64

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$350,255	$219,414	$189,871
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Change in unrealized holding gains (losses) on investment securities	(3,950)	20,500	(65,920)
Reclassification adjustment for realized investment (gains) losses included in net income	(1,589)	(3,955)	1,596
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	17,383	6,689	(41,929)
Total other comprehensive income (loss) before income taxes	11,844	23,234	(106,253)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,126)	5,871	(22,961)
Other comprehensive income (loss), net of income taxes	13,970	17,363	(83,292)
Total comprehensive income	$364,225	$236,777	$106,579
See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Common stock:
Balance, beginning of period	$457	$483	$522
Repurchases of common stock	(19)	(33)	(45)
Net issuance of common stock	5	7	6
Balance, end of period	443	457	483

Paid-in capital:
Balance, beginning of period	52,468	180,250	353,337
Share-based compensation	26,095	26,219	33,544
Net issuance of common stock	(5)	(7)	(6)
Repurchases of common stock	(78,558)	(153,994)	(207,714)
Adjustments to paid-in capital, other	-	-	1,089
Balance, end of period	-	52,468	180,250

Retained earnings:
Balance, beginning of period	1,138,851	952,804	795,740
Net income	350,255	219,414	189,871
Dividends	(35,821)	(33,367)	(32,807)
Repurchases of common stock	(78,195)	-	-
Balance, end of period	1,375,090	1,138,851	952,804

Accumulated other comprehensive income (loss):
Balance, beginning of period	29,598	12,235	95,527
Change in foreign currency translation adjustment, net of income tax expense (benefit)	17,188	6,608	(41,482)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired	(3,166)	10,745	(42,201)
Change in net unrealized investment gains (losses) other-than-temporarily impaired	(52)	10	391
Balance, end of period	43,568	29,598	12,235
Total stockholders’ equity	$1,419,101	$1,221,374	$1,145,772

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$350,255	$219,414	$189,871
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	306,122	256,520	242,957
Deferral of policy acquisition costs	(422,749)	(376,879)	(326,197)
Amortization of deferred policy acquisition costs	209,399	180,582	157,727
Deferred tax provision	(53,788)	44,316	38,292
Change in income taxes	(2,159)	27,601	5,862
Realized investment (gains) losses, including other-than-temporary impairments	(1,339)	(4,088)	1,738
Accretion and amortization of investments	(1,596)	(1,411)	(1,343)
Depreciation and amortization	13,551	14,595	10,998
Change in reinsurance recoverables	9,124	(72,880)	(49,966)
Change in agent balances, due premiums and other receivables	(18,331)	(20,069)	(11,379)
Trading securities sold, matured, or called (acquired), net	1,137	(2,051)	2,308
Share-based compensation	15,267	13,442	14,948
Change in other operating assets and liabilities, net	(16,369)	15,335	(11,565)
Net cash provided by (used in) operating activities	388,524	294,427	264,251

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	76,701	91,666	130,608
Fixed-maturity securities — matured or called	223,088	254,585	247,771
Equity securities	5,771	8,572	4,894
Available-for-sale investments acquired:
Fixed-maturity securities	(426,689)	(386,394)	(433,457)
Equity securities	(400)	(2,683)	(882)
Purchases of property and equipment and other investing activities, net	(6,752)	(13,669)	(7,399)
Cash collateral received (returned) on loaned securities, net	16,140	2,164	21,271
Sales (purchases) of short-term investments using securities lending collateral, net	(16,140)	(2,164)	(21,271)
Net cash provided by (used in) investing activities	(128,281)	(47,923)	(58,465)

Cash flows from financing activities:
Dividends paid	(35,821)	(33,367)	(32,807)
Common stock repurchased	(150,038)	(150,057)	(200,084)
Tax withholdings on share-based compensation	(6,734)	(3,970)	(7,675)
Cash proceeds from stock options exercised	-	-	136
Payment of deferred financing costs	(868)	-	-
Net cash provided by (used in) financing activities	(193,461)	(187,394)	(240,430)
Effect of foreign exchange rate changes on cash	1,204	572	(5,059)
Change in cash and cash equivalents	67,986	59,682	(39,703)
Cash and cash equivalents, beginning of period	211,976	152,294	191,997
Cash and cash equivalents, end of period	$279,962	$211,976	$152,294

Supplemental disclosures of cash flow information:
Income taxes paid	$83,304	$45,402	$62,116
Interest paid	27,816	27,992	32,386

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the "Parent Company"), together with its subsidiaries (collectively, "we", "us" or the "Company"), is a leading distributor of financial products to middle-income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc. ("PFS"), a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada ("Primerica Life Canada") and PFSL Investments Canada Ltd. ("PFSL Investments Canada"); and PFS Investments Inc. ("PFS Investments"), an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company ("NBLIC"), a New York insurance company. Prior to Primerica Life’s re-domestication to Tennessee in December 2017, Primerica Life was a Massachusetts-domiciled life insurance underwriting company. We established Peach Re, Inc. ("Peach Re") and Vidalia Re, Inc. (“Vidalia Re”) as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

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

Use of Estimates. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (“DAC”), future policy benefit reserves and corresponding amounts recoverable from reinsurers, and income taxes. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

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

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for events and transactions after the date of the consolidated financial statements at December 31, 2017.

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

Investments are reviewed on a quarterly basis for OTTI. Credit risk, interest rate risk, the amount of time the security has been in an unrealized loss position, actions taken by ratings agencies, and other factors are considered in determining whether an unrealized loss is other-than-temporary. OTTI in our accompanying consolidated statements of income reflect the impairment on AFS securities that we intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For AFS fixed maturity securities that we have no intent to sell and believe that it is not more-likely-than-not we will be required to sell prior to recovery, only the credit loss component of OTTI is recognized in our accompanying consolidated statements of income, while the remainder is recognized in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss). The credit loss component of OTTI recognized in net income is identified as the amount of principal cash flows not expected to be received over the remaining term of the security. Any subsequent changes (if not an other-than-temporary impairment) in the fair value of AFS securities are recognized in other comprehensive income in the accompanying statements of comprehensive income.

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

All reinsurance contracts in effect for the three-year period ended December 31, 2017 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

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

Reinsurance premiums, commissions, expense reimbursements and benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying contracts using assumptions consistent with those used to account for the underlying policies. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liabilities and future policy benefits associated with reinsured policies. Ceded policy reserves and claims liabilities relating to insurance ceded are shown as reinsurance recoverables on the accompanying consolidated balance sheets.

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

The components of intangible assets were as follows:

	December 31,
	2017			2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Indefinite-lived intangible asset	$45,275	n/a	$45,275	$45,275	n/a	$45,275
Amortizing intangible asset	84,871	(78,633)	6,238	84,871	(75,231)	9,640
Total intangible assets	$130,146	$(78,633)	$51,513	$130,146	$(75,231)	$54,915

We have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with our sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of October 1, 2017 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.

We also have an amortizing intangible asset related to a 1995 sales agreement termination payment to Management Financial Services, Inc. This asset is supported by a non-compete agreement with the founder of our business model. We calculate the amortization of this contract buyout on a straight-line basis over 24 years, which represents the life of the non-compete agreement. Intangible asset amortization expense was approximately $3.4 million in 2017, 2016 and 2015. The remaining amortization expense is expected to be approximately $3.4 million in 2018 and $2.8 million in 2019. No events have occurred during 2017, and no factors exist as of December 31, 2017 that would indicate that the net carrying value of our amortizing intangible asset may not be recoverable or will not be used throughout its estimated useful life.

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

Depreciation expense is included in other operating expenses in the accompanying consolidated statements of income. Depreciation expense was $10.1 million, $11.2 million, and $7.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Property and equipment balances were as follows:

	December 31,
	2017	2016
	(In thousands)
Data processing equipment and software	$60,227	$57,178
Leasehold improvements	14,077	13,718
Other, principally furniture and equipment	24,841	23,571
	99,145	94,467
Accumulated depreciation	(71,044)	(67,001)
Net property and equipment	$28,101	$27,466

Separate Accounts. The separate accounts are primarily comprised of contracts issued by the Company through its subsidiary, Primerica Life Canada, pursuant to the Insurance Companies Act (Canada). The Insurance Companies Act authorizes Primerica Life Canada to establish the separate accounts.

The separate accounts are represented by individual variable annuity contracts. Purchasers of variable annuity contracts issued by Primerica Life Canada have a direct claim to the benefits of the contract that entitles the holder to units in one or more investment funds (the “Funds”) maintained by Primerica Life Canada. The Funds invest in assets that are held for the benefit of the owners of the contracts. The benefits provided vary in amount depending on the fair value of the Funds’ assets. The Funds’ assets are administered by Primerica Life Canada and are held separate and apart from the general assets of the Company. The liabilities reflect the variable insurance annuity contract holders’ interests in variable annuity assets based upon actual investment performance of the respective

Funds. Separate account operating results relating to contract holders’ interests are excluded from our consolidated statements of income.

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

Policyholder Liabilities. Future policy benefits are accrued over the current and expected renewal periods of the contracts. Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method, including assumptions as to interest rates, mortality, persistency, and other assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The underlying mortality tables are the Society of Actuaries (“SOA”) 65-70, SOA 75-80, SOA 85-90, and the 91 Bragg, modified to reflect various underwriting classifications and assumptions. Interest rate reserve assumptions at December 31, 2017 and 2016 ranged from approximately 3.5% to 7.0%. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was enacted in the United States. The Tax Reform Act includes a broad range of changes to federal tax legislation including changes to corporate and personal income tax rates, income tax deductions, and international tax provisions. We recognized the effect of tax law changes included in the Tax Reform Act during the year-ended December 31, 2017, as it is the period that includes the date of enactment. See Note 11 (Income Taxes) for details related to the tax effects recognized in connection with the Tax Reform Act.

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

Share-Based Transactions. For employee and director share-based compensation awards, we determine a grant date fair value based on the price of our publicly-traded common stock and recognize the related compensation expense, adjusted for actual forfeitures, in the statement of income on a straight-line basis over the requisite service period for the entire award. For non-employee share-based compensation, we recognize the impact during the period of performance, and the fair value of the award is measured as of the date performance is complete, which is the vesting date. To the extent that a share-based award contains sale restrictions extending beyond the vesting date, we reduce the recognized fair value of the award to reflect the corresponding illiquidity discount. Most non-employee share-based compensation is an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred. We defer these expenses and amortize the impact in the same manner as all other DAC.

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

New Accounting Principles. In March 2016, the FASB issued Accounting Standards Update No 2016-09 Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 intends to simplify several aspects of the accounting for share-based payment transactions, including the recognition of income tax consequences of awards, the classification of awards as either equity or liabilities, the method of recognizing award forfeitures, and the presentation of items within the statement of cash flows. The most notable impact on the Company’s financial statements involved the change in accounting for the income tax consequences associated with share-based payment transactions in the income statement. Prior to the adoption of ASU 2016-09, the tax effect of the difference between the cumulative compensation cost of a share-based award recognized for financial reporting purposes and the deduction of the award for tax purposes (“excess tax benefits or deficiencies”) was recognized as an adjustment to additional paid-in capital in the statement of stockholders’ equity. The amendments in ASU 2016-09 require that the excess tax benefits or deficiencies be recognized as a reduction to or an increase of income tax expense in the income statement. We adopted the amendments in ASU 2016-09 pertaining to excess tax benefits or deficiencies in 2017 on a prospective basis, which resulted in a reduction of income tax expense of approximately $6.1 million for the excess tax benefit of share-based transactions for the year ended December 31, 2017.  ASU 2016-09 also changes the presentation of excess tax benefits or deficiencies in the cash flow statement from a financing activity to an operating activity. Therefore, we have presented the excess tax benefits or deficiencies as cash flows from operating activities within the accompanying consolidated statements of cash flows for all periods presented. The adoption of all other amendments outlined in ASU 2016-09 had either no impact to our financial statements or an immaterial impact to our financial statements.

Future Application of Accounting Standards. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue by establishing the core principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized. Insurance contracts are specifically excluded from the scope of ASU 2014-09 and therefore revenue from our insurance product lines will not be affected by the new standard. The amendments in ASU 2014-09, as updated by ASU No. 2015-14, are effective for the Company beginning in fiscal year 2018 and can be adopted either retrospectively or by using the modified retrospective method. We will adopt the amendments in ASU 2014-09 effective January 1, 2018 by using the modified retrospective method. The cumulative effect of adopting ASU 2014-09 will result in an immaterial increase to retained earnings on January 1, 2018. The adjustment to be recognized upon adoption of ASU 2014-09 primarily consists of recognizing the lifetime expected value of renewal commissions we anticipate collecting in future periods for the sale of prepaid legal service subscriptions and the referral of auto and homeowners’ insurance policies in our Corporate and Other Distributed Products segment made prior to December 31, 2017.  After the initial product sale or referral, we earn commissions from product providers as clients pay monthly subscription fees for prepaid legal service subscriptions or premiums on auto and homeowners’ insurance policies purchased through our referral channel. We currently recognize commission revenue upon receipt of the commission revenue from the product providers, which is the point in time when revenue becomes fixed and determinable, as the commissions earned are dependent on our clients’ future renewal activity. Subsequent to the adoption of ASU 2014-09, we will recognize commission revenue equal to the expected value of the commissions we will earn over the life of the subscription or the referred policy when that initial subscription sale or policy referral occurs, which coincides with when we satisfy our performance obligation to the product provider. We do not anticipate the adoption of ASU 2014-09 will have a notable impact on our results of operations given the immaterial amount of revenue associated with these product distributions and no significant accounting changes for revenue will be made in any of our other product lines.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 intends to enhance the reporting model for financial instruments and addresses certain aspects of recognition, measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in ASU 2016-01 are effective for the Company beginning in fiscal year 2018. The recognition and measurement provisions of ASU 2016-01 will be adopted by means of a cumulative-effect adjustment to the balance sheet as of January 1, 2018 and its primary impact on the Company will be the recognition of all unrealized gains and losses on available-for-sale equity securities in net income. Currently, all unrealized gains and losses (except for other-than-temporary impairment) on available-for-sale equity securities are recognized in other comprehensive income (loss).  The impact of adopting this standard will result in an immaterial adjustment to retained earnings on January 1, 2018, equal to the value of the net unrealized gains on available-for-sale equity securities as of December 31, 2017. See Note 4 (Investments) for more details of unrealized gains and losses on available-for-sale equity securities held by the Company as of December 31, 2017.

In February 2016, FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (ASC 842) that requires lessees to recognize lease assets and lease liabilities on the balance sheet. The amendments in ASU 2016-02 are effective for the Company beginning in fiscal year 2019, with early adoption permitted. The Company intends to adopt the amendments in ASU 2016-02 beginning in the first quarter of 2019. We expect the primary impact will be the recognition of our operating lease obligations and corresponding right to use assets on our balance sheet, which mainly consist of our executive and home office operations and other real estate leases of office space as well as office equipment. We anticipate that the impact of adopting this standard will result in an increase to assets and liabilities that is generally consistent with our remaining lease obligations as listed in Note 16 “Commitments and Contingent Liabilities” plus any new operating lease commitments agreed to before the effective date.

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

(2) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$17,383	$6,689	$(41,929)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses) (1)	195	81	(447)
Change in unrealized foreign currency translation gains (losses), net of income taxes	$17,188	$6,608	$(41,482)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(3,950)	$20,500	$(65,920)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period (1)	(1,765)	7,174	(23,074)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(2,185)	13,326	(42,846)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	$(1,589)	$(3,955)	$1,596
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income (1)	(556)	(1,384)	560
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(1,033)	(2,571)	1,036
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(3,218)	$10,755	$(41,810)

(1)      Effect of U.S. statutory rate reduction enacted by the Tax Reform Act in 2017 is not recognized in OCI, rather it is recognized in the statements of income in accordance with U.S. GAAP. Refer to Note 11 (Income Taxes) for more information.

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

Notable information included in profit or loss by segment was as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Revenues:
Term life insurance segment	$992,224	$866,382	$763,958
Investment and savings products segment	572,747	524,621	521,336
Corporate and other distributed products segment	124,131	128,081	118,905
Total revenues	$1,689,102	$1,519,084	$1,404,199

Net investment income:
Term life insurance segment	$9,931	$7,634	$5,987
Investment and savings products segment	-	-	-
Corporate and other distributed products segment	69,086	71,391	70,522
Total net investment income	$79,017	$79,025	$76,509

Amortization of DAC:
Term life insurance segment	$201,751	$172,812	$147,980
Investment and savings products segment	6,168	6,148	7,952
Corporate and other distributed products segment	1,480	1,622	1,795
Total amortization of DAC	$209,399	$180,582	$157,727

Non-cash share-based compensation expense:
Term life insurance segment	$2,662	$2,652	$5,392
Investment and savings products segment	2,208	2,179	2,228
Corporate and other distributed products segment	10,397	8,611	7,328
Total non-cash share-based compensation expense	$15,267	$13,442	$14,948

Income (loss) before income taxes:
Term life insurance segment	$245,657	$213,361	$173,209
Investment and savings products segment	162,836	144,356	146,083
Corporate and other distributed products segment	(28,973)	(20,122)	(28,311)
Total income before income taxes	$379,520	$337,595	$290,981

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment based on the relative sizes of our life-licensed and securities-licensed independent sales forces. These allocated items include fees charged for access to our proprietary sales force support system and costs incurred for field technology, supervision, training and certain miscellaneous costs. We also allocate certain technology and occupancy costs to our operating segments based on estimated usage. Any remaining unallocated revenue and expense items, as well as realized investment gains and losses, are reported in the Corporate and Other Distributed Products segment. We measure income and loss for the segments on an income before income taxes basis.

Total assets by segment were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Assets:
Term life insurance segment	$6,205,837	$5,945,502	$5,638,682
Investment and savings products segment (1)	2,684,717	2,391,512	2,157,548
Corporate and other distributed products segment	3,570,149	3,101,929	2,814,553
Total assets	$12,460,703	$11,438,943	$10,610,783

(1)  The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $112.0 million, $103.7 million, and $93.8 million as of December 31, 2017, 2016, and 2015, respectively.

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

Geographical Information. Results of continuing operations by country and long-lived assets — primarily tangible assets reported in other assets in our consolidated balance sheets —were as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Revenues by country:
United States	$1,419,658	$1,281,580	$1,172,508
Canada	269,444	237,504	231,691
Total revenues	$1,689,102	$1,519,084	$1,404,199
Income before income taxes by country:
United States	$299,764	$269,791	$225,920
Canada	79,756	67,804	65,061
Total income before income taxes	$379,520	$337,595	$290,981

	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Long-lived assets by country:
United States	$27,443	$26,685	$28,621
Canada	656	780	787
Total long-lived assets	$28,099	$27,465	$29,408

(4) Investments

AFS Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of AFS fixed-maturity and equity securities were as follows:

	December 31, 2017
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$11,577	$283	$(47)	$11,813
Foreign government	139,486	5,651	(648)	144,489
States and political subdivisions	54,714	1,554	(141)	56,127
Corporates	1,337,321	42,616	(3,655)	1,376,282
Residential mortgage-backed securities	119,672	3,583	(297)	122,958
Commercial mortgage-backed securities	134,003	2,299	(910)	135,392
Other asset-backed securities	80,553	452	(224)	80,781
Total fixed-maturity securities(1)	1,877,326	56,438	(5,922)	1,927,842
Equity securities	31,331	9,796	(20)	41,107
Total fixed-maturity and equity securities	$1,908,657	$66,234	$(5,942)	$1,968,949

(1)	Includes approximately $0.2 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.
	December 31, 2016
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,148	$350	$(24)	$10,474
Foreign government	124,274	5,719	(687)	129,306
States and political subdivisions	43,950	1,903	(129)	45,724
Corporates	1,281,630	49,272	(5,529)	1,325,373
Residential mortgage-backed securities	94,708	4,963	(120)	99,551
Commercial mortgage-backed securities	107,201	2,712	(470)	109,443
Other asset-backed securities	72,772	98	(303)	72,567
Total fixed-maturity securities(1)	1,734,683	65,017	(7,262)	1,792,438
Equity securities	36,818	8,589	(513)	44,894
Total fixed-maturity and equity securities	$1,771,501	$73,606	$(7,775)	$1,837,332

(1)	Includes approximately $0.1 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

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

The scheduled maturity distribution of the AFS fixed-maturity portfolio at December 31, 2017 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$145,260	$147,078
Due after one year through five years	808,100	831,979
Due after five years through 10 years	537,979	552,982
Due after 10 years	51,759	56,672
	1,543,098	1,588,711
Mortgage- and asset-backed securities	334,228	339,131
Total fixed-maturity securities	$1,877,326	$1,927,842

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on AFS securities was as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Net unrealized investment gains including OTTI:
Fixed-maturity and equity securities	$60,292	$65,831
OTTI	174	95
Net unrealized investment gains excluding OTTI	60,466	65,926
Deferred income taxes	(20,780)	(23,074)
Net unrealized investment gains excluding OTTI, net of tax	$39,686	$42,852

Trading Securities. The costs and fair values of the fixed-maturity and equity securities classified as trading securities were as follows:

	December 31, 2017		December 31, 2016
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$4,801	$4,800	$7,332	$7,332
Equity securities	1,371	1,428	50	51
Total fixed-maturity and equity securities	$6,172	$6,228	$7,382	$7,383

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of December 31, 2017, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of approximately $42.3 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 5 (Fair Value of Financial Instruments).

See Note 10 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $11.1 million and $18.2 million as of December 31, 2017 and 2016, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $89.8 million and $73.6 million as of December 31, 2017 and 2016, respectively.

Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Fixed-maturity securities (available-for-sale)	$76,877	$74,673	$77,271
Fixed-maturity security (held-to-maturity)	26,865	18,880	13,048
Equity securities	2,095	2,053	2,059
Policy loans and other invested assets	1,413	1,340	1,368
Cash and cash equivalents	1,123	632	228
Total return on deposit asset underlying 10% coinsurance agreement	2,970	5,212	482
Gross investment income	111,343	102,790	94,456
Investment expenses	(5,461)	(4,885)	(4,899)
Investment income net of investment expenses	105,882	97,905	89,557
Interest expense on surplus note	(26,865)	(18,880)	(13,048)
Net investment income	$79,017	$79,025	$76,509

The components of net realized investment gains (losses), as well as details on gross realized investment gains and (losses) and proceeds from sales or other redemptions were as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales	$3,249	$8,126	$5,762
Gross losses from sales	(107)	(751)	(465)
OTTI losses	(1,553)	(3,420)	(6,893)
Gains (losses) from bifurcated options	(250)	133	(142)
Net realized investment gains (losses)	$1,339	$4,088	$(1,738)

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

AFS fixed-maturity and equity securities with a cost basis in excess of their fair values were approximately $529.2 million and $450.9 million as of December 31, 2017 and 2016, respectively.

The following tables summarize, for all AFS securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2017
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$4,754	$(34)	5	$2,975	$(13)	3
Foreign government	40,287	(465)	45	7,102	(183)	7
States and political subdivisions	7,369	(43)	7	6,267	(98)	7
Corporates	247,613	(2,323)	216	39,767	(1,332)	43
Residential mortgage-backed securities	33,610	(263)	16	2,592	(34)	8
Commercial mortgage-backed securities	60,116	(394)	52	22,149	(516)	25
Other asset-backed securities	32,605	(121)	33	14,819	(103)	19
Total fixed-maturity securities	426,354	(3,643)		95,671	(2,279)
Equity securities	1,076	(16)	4	170	(4)	2
Total fixed-maturity and equity securities	$427,430	$(3,659)		$95,841	$(2,283)

	December 31, 2016
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,668	$(24)	4	$-	$-	-
Foreign government	34,538	(526)	36	3,048	(161)	3
States and political subdivisions	8,902	(129)	12	-	-	-
Corporates	232,070	(3,484)	225	45,471	(2,045)	51
Residential mortgage-backed securities	15,232	(92)	9	3,606	(28)	9
Commercial mortgage-backed securities	33,335	(423)	33	7,663	(47)	11
Other asset-backed securities	48,275	(260)	45	1,315	(43)	3
Total fixed-maturity securities	376,020	(4,938)		61,103	(2,324)
Equity securities	4,179	(269)	12	1,852	(244)	8
Total fixed-maturity and equity securities	$380,199	$(5,207)		$62,955	$(2,568)

The amortized cost and fair value of AFS fixed-maturity securities in default were as follows:

	December 31, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$503	$654	$5	$125

OTTI recognized in earnings on AFS securities were as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
OTTI on fixed-maturity securities not in default	$1,001	$3,257	$5,108
OTTI on fixed-maturity securities in default	267	121	29
OTTI on equity securities	285	42	1,756
Total OTTI recognized in earnings	$1,553	$3,420	$6,893

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

As of December 31, 2017, the unrealized losses on our AFS invested asset portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments.  We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

OTTI recognized in earnings for AFS securities were as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$1,476	$1,486	$706
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	147	-	-
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell	1,329	1,486	706
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	224	1,934	6,187
OTTI recognized in earnings	$1,553	$3,420	$6,893

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held was as follows:

	Year ended December 31,
	2017	2016
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$5,774	$11,856
Additions for securities where no OTTI were recognized prior to the beginning of the period	351	1,694
Additions for securities where OTTI have been recognized prior to the beginning of the period	917	1,684
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(1,513)	(7,114)
Reductions for exchanges of securities previously impaired	(1,183)	(2,346)
Cumulative OTTI recognized in net income for securities still held, end of period	$4,346	$5,774

As of December 31, 2017, no OTTI have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of December 31, 2017 and 2016, the fair value of these bifurcated options was approximately $0.9 million and $4.3 million, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was approximately $26.4 million as of December 31, 2017 and 2016. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

•

Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate and yield curves, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; certain mortgage- and asset-backed securities and bifurcated conversion options; and

•

Level 3. Valuations derived from valuation techniques in which one or more significant inputs are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid mortgage- and asset-backed securities.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$11,813	$-	$11,813
Foreign government	-	144,489	-	144,489
States and political subdivisions	-	56,127	-	56,127
Corporates	3,240	1,373,039	3	1,376,282
Residential mortgage-backed securities	-	122,544	414	122,958
Commercial mortgage-backed securities	-	135,392	-	135,392
Other asset-backed securities	-	80,781	-	80,781
Total available-for-sale fixed-maturity securities	3,240	1,924,185	417	1,927,842
Available-for-sale equity securities	39,026	1,931	150	41,107
Trading securities	1,428	4,800	-	6,228
Separate accounts	-	2,572,872	-	2,572,872
Total fair value assets	$43,694	$4,503,788	$567	$4,548,049
Fair value liabilities:
Separate accounts	$-	$2,572,872	$-	$2,572,872
Total fair value liabilities	$-	$2,572,872	$-	$2,572,872

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,474	$-	$10,474
Foreign government	-	129,306	-	129,306
States and political subdivisions	-	45,724	-	45,724
Corporates	3,113	1,322,257	3	1,325,373
Residential mortgage-backed securities	-	98,966	585	99,551
Commercial mortgage-backed securities	-	109,443	-	109,443
Other asset-backed securities	-	65,075	7,492	72,567
Total available-for-sale fixed-maturity securities	3,113	1,781,245	8,080	1,792,438
Available-for-sale equity securities	39,556	5,256	82	44,894
Trading securities	51	7,332	-	7,383
Separate accounts	-	2,287,953	-	2,287,953
Total fair value assets	$42,720	$4,081,786	$8,162	$4,132,668
Fair value liabilities:
Separate accounts	$-	$2,287,953	$-	$2,287,953
Total fair value liabilities	$-	$2,287,953	$-	$2,287,953

In assessing fair value of our investments, we use a third-party pricing service for approximately 94% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating) and liquidity and yield based on quality rating, average life and treasury yields. All observable data inputs are corroborated by independent third-party data. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification as we are unable to evaluate the valuation technique(s) or significant inputs used to develop the quotes. Therefore, we do not internally develop the quantitative unobservable inputs used in measuring the fair value of Level 3 investments. However, we do corroborate pricing information provided by our third-party pricing servicing by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and or independently developed pricing methodologies.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2017	2016
	(In thousands)
Level 3 assets, beginning of period	$8,162	$783
Net unrealized gains (losses) included in other comprehensive income	232	(23)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	26	7
Purchases	-	7,556
Settlements	(958)	(162)
Transfers into Level 3	-	1
Transfers out of Level 3 (1)	(6,895)	-
Level 3 assets, end of period	$567	$8,162

(1)

During the year ended December 31, 2017, transfers out of Level 3 assets primarily consisted of newly issued fixed-maturity securities purchased in the fourth quarter of 2016 for which observable inputs, most notably quoted prices, used to derive valuations were not yet readily available.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no material transfers between Level 1 and Level 2 or between Level 1 and Level 3 during the years ended December 31, 2017 and 2016.

Invested assets included in the transfer from Level 3 to Level 2 primarily were fixed-maturity investments for which we were able to obtain independent pricing quotes based on observable inputs.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2017		December 31, 2016
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,927,842	$1,927,842	$1,792,438	$1,792,438
Fixed-maturity securities (held-to-maturity)	737,150	779,472	503,230	513,015
Equity securities (available-for-sale)	41,107	41,107	44,894	44,894
Trading securities	6,228	6,228	7,383	7,383
Policy loans	32,816	32,816	30,916	30,916
Deposit asset underlying 10% coinsurance agreement	217,336	217,336	202,435	202,435
Separate accounts	2,572,872	2,572,872	2,287,953	2,287,953
Liabilities:
Notes payable(1)	$373,288	$400,628	$372,919	$401,340
Surplus note(1)	736,381	778,050	502,491	512,669
Separate accounts	2,572,872	2,572,872	2,287,953	2,287,953

(1)	Carrying value amounts shown are net of issuance costs.

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

Nonrecurring fair value measurements. The estimated fair value of the held-to-maturity fixed-maturity security, which is classified as a Level 3 fair value measurement, is derived using the credit spread on similarly rated debt securities and the hypothetical spread of the security’s credit enhancement feature. Policy loans, which are categorized as Level 3 fair value measurements, are carried at the unpaid principal balances. The fair value of policy loans approximate the unpaid principal balances as the timing of repayment is uncertain and the loans are collateralized by the amount of the policy. The deposit asset underlying 10% coinsurance agreement represents the value of the assets necessary to back the economic reserves held in support of the reinsurance agreement. The carrying value of this deposit asset approximates fair value, which is categorized as Level 3 in the fair value hierarchy. Notes payable represent our publicly-traded senior notes and are valued as a Level 2 fair value measurement using the quoted market price for our notes. The estimated fair value of the Surplus Note is derived by using an assumed credit spread we would expect if Vidalia Re was a credit-rated entity and the hypothetical spread of the Surplus Note’s subordinated structure. The Surplus Note is classified as a Level 3 fair value measurement.

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

Our policy is to limit the amount of life insurance retained on the life of any one person to $1 million. To limit our exposure with any one reinsurer, we monitor the concentration of credit risk we have with our reinsurance counterparties, as well as their financial condition. No credit losses related to our reinsurance counterparties have been experienced by the Company during the three-year period ended December 31, 2017.

Reinsurance recoverables represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in reinsurance recoverables that we paid and which are recoverable from those reinsurers were $28.6 million and $30.0 million as of December 31, 2017 and 2016, respectively. Benefits and claims ceded to reinsurers for 2017, 2016, and 2015 were $1,337.3 million, $1,205.6 million, and $1,178.6 million, respectively.

In connection with our corporate reorganization that included an initial public offering (“IPO”) of our common stock by Citigroup, Inc. (“Citigroup”), Primerica Life, Primerica Life Canada and NBLIC entered into significant coinsurance transactions (the “IPO coinsurance agreements”) on March 30, 2010 with three insurance companies then affiliated with Citigroup (collectively, the “IPO coinsurers”). Under the IPO coinsurance agreements, we ceded between 80% and 90% of the risks and rewards of our term life insurance policies in force at year-end 2009. Because these agreements were part of a business reorganization among entities under common control, they did not generate any deferred gain or loss upon their execution. Concurrent with signing these agreements, we transferred the corresponding account balances in respect of the coinsured policies along with the assets to support the statutory liabilities assumed by the IPO coinsurers. Each of the account balances transferred were at book value with no gain or loss recorded in net income. Beginning in 2017, policies reaching the end of their initial term period are no longer ceded under the IPO coinsurance transactions, but the existing YRT reinsurance already in place prior to the IPO will continue.

Three of the IPO coinsurance agreements satisfy U.S. GAAP risk transfer rules. Under these agreements, we ceded between 80% and 90% of our term life future policy benefit reserves, and we transferred a corresponding amount of assets to the IPO coinsurers. These transactions did not impact our future policy benefit reserves. As such, we have recorded an asset for the same amount of risk transferred in reinsurance recoverables. We also reduced DAC by a corresponding amount, which reduces future amortization expenses. In addition, we are transferring between 80% and 90% of all future premiums and benefits and claims associated with these policies to the corresponding reinsurance entities. We receive ongoing ceding allowances, which are reflected as a reduction to insurance expenses, to cover policy and claims administration expenses as well as certain corporate overhead charges under each of these reinsurance contracts.

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

In a fourth IPO coinsurance agreement, (the “10% Coinsurance Agreement”), we have ceded to Prime Re 10% of our U.S. (except New York) term life insurance business in force at year-end 2009 subject to an experience refund provision. As the 10% Coinsurance Agreement includes an experience refund provision, it does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the economic reserves. The deposit asset held in support of this agreement was $217.3 million and $202.4 million at December 31, 2017 and 2016, respectively. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on the deposit asset is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. In exchange for our consent to the Swiss Re Novation Agreement discussed above, the finance charge on the statutory reserves in excess of economic reserves funded by Prime Re in support of the 10% Coinsurance Agreement was reduced from 3.0% to 2.0% beginning on July 1, 2015 and then from 2.0% to 0.5% beginning on January 1, 2016. This finance charge is reflected in interest expense in our consolidated statements of income.

The following table represents the Company’s in-force life insurance at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Direct life insurance in force	$767,001,938	$731,822,070
Amounts ceded to other companies	(668,446,638)	(643,364,460)
Net life insurance in force	$98,555,300	$88,457,610
Percentage of reinsured life insurance in force	87%	88%

Reinsurance recoverables includes ceded reserve balances and ceded claim liabilities. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	December 31, 2017		December 31, 2016
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,725,795	NR	$2,754,424	NR
SCOR Global Life Reinsurance Companies (3)	354,458	A+	355,759	A
Munich Re of Malta (2) (5)	302,391	NR	282,382	NR
Swiss Re Life & Health America Inc. (4)	245,543	A+	249,299	A+
American Health and Life Insurance Company (2)	172,956	B	176,010	B
Munich American Reassurance Company	112,841	A+	106,471	A+
Korean Reinsurance Company	102,915	A	96,921	A
RGA Reinsurance Company	90,037	A+	84,473	A+
Hannover Life Reassurance Company	32,250	A+	22,929	A+
TOA Reinsurance Company	24,619	A	23,977	A+
All other reinsurers	41,368	-	40,917	-
Reinsurance recoverables	$4,205,173		$4,193,562

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

(7) Deferred Policy Acquisition Costs

We defer incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and that would not have been incurred had the contract transaction(s) not occurred. The amortization of DAC associated with term life insurance policies requires us to make certain assumptions regarding persistency, expenses, interest rates and claims. These assumptions may not be modified, or unlocked, unless recoverability testing deems them to be inadequate. We update assumptions for new business to reflect the most recent experience. For DAC associated with Canadian segregated funds, the assumptions used in determining amortization expense are evaluated regularly and are updated if actual experience or other evidence suggests revisions to earlier estimates are appropriate.

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

In determining DAC amortization expense for term life insurance policies, we use interest rates available at the time a policy is issued. For policies issued in 2010 and after, we have been using an increasing interest rate assumption based on the historically low interest rate environment. Interest rate assumptions at December 31, 2017 and 2016 ranged from 3.5% to 7.0%.

DAC is subject to recoverability testing annually and when impairment indicators exist. The recoverability of DAC is dependent on the future profitability of the related policies, which, in turn, is dependent principally upon mortality, persistency, investment returns, and the expense of administering the business, as well as upon certain economic variables, such as inflation.

The balances and activity in DAC were as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
DAC balance, beginning of period	$1,713,065	$1,500,259	$1,351,180
Capitalization	433,575	387,396	339,639
Amortization	(209,399)	(180,582)	(157,727)
Foreign exchange translation and other	14,651	5,992	(32,833)
DAC balance, end of period	$1,951,892	$1,713,065	$1,500,259

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

We periodically assess the exposure related to these contracts to determine whether any additional liability should be recorded. As of December 31, 2017 and 2016, an additional liability for these contracts was deemed to be unnecessary.

The following table represents the fair value of assets supporting separate accounts by major investment category:

	Year ended December 31,
	2017	2016
	(In thousands)
Fixed-income securities	$1,095,968	$999,435
Equity securities	1,431,158	1,264,270
Cash and cash equivalents	47,860	30,064
Due to/from funds	(2,220)	(5,941)
Other	106	125
Total separate accounts assets	$2,572,872	$2,287,953

(9) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Policy claims and other benefits payable, beginning of period	$268,136	$238,157	$245,829
Less reinsured policy claims and other benefits payable	323,195	263,003	264,049
Net balance, beginning of period	(55,059)	(24,846)	(18,220)
Incurred related to current year	162,256	143,518	138,139
Incurred related to prior years (1)	2,230	(522)	212
Total incurred	164,486	142,996	138,351
Claims paid related to current year, net of reinsured policy claims received	(181,670)	(203,015)	(167,621)
Reinsured policy claims received related to prior years, net of claims paid	57,192	29,546	23,661
Total paid	(124,478)	(173,469)	(143,960)
Foreign currency translation	315	260	(1,017)
Net balance, end of period	(14,736)	(55,059)	(24,846)
Add reinsured policy claims and other benefits payable	322,137	323,195	263,003
Balance, end of period	$307,401	$268,136	$238,157

(1)  Includes the difference between our estimate of claims incurred but not yet reported at year end and the actual incurred claims reported after year end.

See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for details regarding the accounting for policyholder liabilities.

(10) Debt

Notes Payable. Notes payable consisted of the following:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
4.75% Senior Notes, due July 15, 2022	$375,000	$375,000
Unamortized issuance discount on notes payable	(300)	(359)
Total notes payable	$374,700	$374,641

At December 31, 2017, we had $375.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in 2012 at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15, and are scheduled to mature on July 15, 2022. As of December 31, 2017, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2017.

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

Surplus Note. In May 2017, Primerica Life and Vidalia Re amended the Vidalia Re Coinsurance Agreement (the “Expanded Vidalia Re Coinsurance Agreement”) whereby Primerica Life ceded level-premium term life insurance policies issued in 2015 and 2016 to Vidalia Re effective June 30, 2017. The Expanded Vidalia Re Coinsurance Agreement also provides the option for Primerica Life to cede level-premium term life insurance policies issued in 2017 to Vidalia Re at a future date. Concurrent with the execution of the Expanded Vidalia Re Coinsurance Agreement, Vidalia Re entered into an amendment to the Surplus Note Purchase Agreement (the "Expanded Surplus Note Purchase Agreement") with Hannover Re and the LLC. Under the Expanded Surplus Note Purchase Agreement, the capacity of the principal amount of both the Surplus Note and the credit-enhanced LLC Note will be increased over time in accordance with the expanded amount of policy reserves being contractually supported under the Expanded Vidalia Re Coinsurance Agreement. The maturity date of both notes has been extended from December 31, 2029 to December 31, 2030. Based on the estimated reserves for ceded policies issued in 2011 through 2016, the principal amounts of the Surplus Note and the LLC Note are expected to reach approximately $1.3 billion each. The amended financing arrangement remains non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note. No other material terms or conditions of the original Surplus Note Purchase Agreement were modified under the Expanded Surplus Note Purchase Agreement. As of December 31, 2017, the principal amount outstanding on the Surplus Note issued by Vidalia Re was approximately $737.2 million, which is equal to the principal amount of the LLC Note. See Note 4 (Investments) for more information on the LLC Note.

Revolving Credit Facility. On December 19, 2017, we entered into a new $200.0 million five-year unsecured revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2017, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility.

(11) Income Taxes

On December 22, 2017, the Tax Reform Act was enacted in the United States, which includes a broad range of tax reforms affecting businesses, including corporate tax rates, business deductions, and international tax provisions.  Under U.S. GAAP, the effects of new legislation are recognized upon enactment, which, for federal legislation, is the date the president signs a bill into law. Accordingly, we have recognized the tax effects of the Tax Reform Act during the year ended December 31, 2017. Amounts recognized as of December 31, 2017 represent reasonable estimates based on obtaining, preparing, and analyzing the information necessary to account for the tax effects of the Tax Reform Act under Accounting Standards Codification Topic 740 (“ASC 740”). However, the breadth and complexity of reforms included in the Tax Reform Act combined with the lack of precedent in its application may result in changes to the tax effects recognized when interpretations of the legislation are finalized, including the Company’s application of any additional guidance that may be issued by U.S. tax authorities. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 which allows companies to recognize provisional amounts for the tax effects resulting from the enactment of the Tax Reform Act for which the accounting under ASC 740 is incomplete but a reasonable estimate can be determined. Adjustments to these provisional amounts, if any, are to be completed within a measurement period not to exceed one year. Specifically, the Company identified the following areas that are incomplete and susceptible to adjustment when the necessary information is available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting:

•

The Company does not have the information necessary to make a policy election for whether it will account for any taxes, to which it may be subject, in regard to global intangible low-taxed income, as recognized as incurred or recognized as deferred taxes. As such, no tax effects have been recognized as of December 31, 2017 for the global intangible low-taxed income provisions of the Tax Reform Act.

•

A provisional amount for the mandatory deemed repatriation of Canadian earnings has been recognized as of December 31, 2017. However, the provisional amount could be subject to change upon completion of the Company’s total post-1986 foreign earnings and profits calculation and foreign tax credit determination as of the dates specified in the Tax Reform Act.

•

A provisional amount has been recognized for the timing difference for the haircut on deductibility of future policy benefit reserves prescribed in the Tax Reform Act. However, the provisional amount could be subject to change upon the Company’s final computation of the prescribed haircut as it relates to insurance contracts identified with cash value features. Adjustments to the provisional amount are not expected to impact the Company’s effective income tax rate or net deferred tax liability position but could impact the timing of when such temporary differences are eliminated.

We expect to finalize our analysis of the incomplete areas and make any necessary adjustments during the second half of 2018.

Income tax expense. Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2017
Federal	$53,084	$(46,622)	$6,462
Foreign	28,613	(7,166)	21,447
State and local	1,356	-	1,356
Total tax expense	$83,053	$(53,788)	$29,265

Year ended December 31, 2016
Federal	$47,980	$50,758	$98,738
Foreign	23,102	(4,710)	18,392
State and local	2,783	(1,732)	1,051
Total tax expense	$73,865	$44,316	$118,181

Year ended December 31, 2015
Federal	$46,175	$36,723	$82,898
Foreign	14,600	3,161	17,761
State and local	2,043	(1,592)	451
Total tax expense	$62,818	$38,292	$101,110

Effective tax rate reconciliation. Total income tax expense is different from the amount determined by multiplying income before income taxes by the U.S. statutory federal tax rate of 35% in effect through December 31, 2017.

The reconciliation for such difference follows:

	Year ended December 31,
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$132,832	35.0%	$118,158	35.0%	$101,843	35.0%
Difference between foreign statutory rate and U.S. statutory rate	(6,668)	(1.8)%	(5,665)	(1.7)%	(5,531)	(1.9)%
Residual U.S. income taxes on foreign earnings not permanently reinvested – prior to the enactment of the Tax Reform Act	4,212	1.1%	3,855	1.1%	3,810	1.3%
Excess tax benefits recognized on share-based compensation	(6,051)	(1.6)%	-	—%	-	—%
Transition impact of the Tax Reform Act	(95,457)	(25.1)%	-	—%	-	—%
Recognition of foreign tax credits	(40,386)	(10.6)%	-	—%	-	—%
Change in valuation allowance on foreign tax credits	40,386	10.6%	-	—%	-	—%
Other	397	0.1%	1,833	0.6%	988	0.3%
Total tax expense / effective rate	$29,265	7.7%	$118,181	35.0%	$101,110	34.7%

Deferred tax assets and liabilities. The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Future policy benefit reserves and unpaid policy claims	$206,794	$223,845
Intangibles and tax goodwill	19,436	36,261
Future deductible liabilities	10,235	19,831
Share-based compensation	7,288	15,592
State income taxes	12,521	11,425
Foreign tax credits	40,386	-
Other	2,857	103
Total deferred tax assets before valuation allowance	299,517	307,057
Valuation allowance on foreign tax credits	(40,386)	-
Total deferred tax assets after valuation allowance	$259,131	$307,057

Deferred tax liabilities:
Deferred policy acquisition costs	$(275,388)	$(366,144)
Timing difference for haircut on deductibility of future policy benefit reserves prescribed in the Tax Reform Act	(22,307)	-
Investments	(9,884)	(16,769)
Unremitted earnings on foreign subsidiaries	(2,614)	(2,700)
Reinsurance deposit asset	(45,641)	(70,852)
Other	(7,255)	(11,864)
Total deferred tax liabilities	(363,089)	(468,329)
Net deferred tax liabilities	$(103,958)	$(161,272)

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

Prior to the enactment of the Tax Reform Act, deferred income tax assets and liabilities were measured using the 35% U.S. federal statutory tax rate that was expected to be applicable when those temporary differences were recognized in taxable income. The Tax Reform Act reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The reduction in the U.S. federal statutory tax rate used to measure our net deferred tax liabilities as of the enactment date of approximately $98.5 million was recorded as a benefit to income tax expense during the year ended December 31, 2017.

Deferred tax liabilities associated with net unrealized gains from our AFS investments were originally established through OCI. Under ASC 740, the remeasurement of all deferred taxes, even those associated with net unrealized gains from AFS investments, resulting from the change in the statutory tax rate are recognized through income tax expense. As a result, we recognized an income tax benefit of approximately $7.8 million during the year ended December 31, 2017 to remeasure our U.S. deferred tax liabilities associated with net unrealized gains from AFS investments at the newly enacted 21% U.S. federal statutory tax rate. The stranded component, which is also equal to $7.8 million, remains in accumulated OCI as of December 31, 2017. On February 14, 2018, the FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”), Income Statement – Reporting Comprehensive Income (Topic 220)- Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, a narrow-scoped accounting standards update that allows companies to make an election to eliminate the stranded component within accumulated OCI by reclassifying this amount to retained earnings upon adoption. We expect to adopt ASU 2018-02 in the first quarter of 2018 and reclassify the stranded component from accumulated OCI to retained earnings at that time.

The Company has state net operating losses resulting in a deferred tax asset of approximately $12.2 million, which are available for use through 2035. The Company has no other material net operating loss or credit carryforwards other than foreign tax credit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. As of December 31, 2017, management identified excess foreign tax credits of approximately $40.4 million that could not be used to offset the mandatory deemed repatriation of foreign earnings tax stipulated by the Tax Reform Act and believes it will not be able to utilize these foreign tax credits in the future. Therefore, the Company established a deferred tax asset for these foreign tax credits with a corresponding full valuation allowance. With the exception of these foreign tax credits, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Therefore, there were no other deferred tax asset valuation allowances at December 31, 2017 or 2016.

Controlled foreign corporations. The Company has direct ownership of a group of controlled foreign corporations in Canada. During the year ended December 31, 2017, we have recognized a one-time charge of approximately $3.0 million for the inclusion of mandatory deemed repatriation of foreign earnings payable to the U.S. government due to the enactment of the Tax Reform Act. This charge represents the provisional amount of incremental tax expense recognized for the mandatory deemed repatriation of Canadian earnings for which we had asserted a position of permanent reinvestment prior to the enactment of the Tax Reform Act. In response to the provisions of the Tax Reform Act, we have not made a permanent reinvestment assertion for any unremitted earnings in Canada as of December 31, 2017; therefore, we have also established a deferred tax liability to account for Canadian withholding taxes that will occur upon repatriation of such earnings.

The Company has not provided for any additional outside basis difference for the amount of book basis in excess of tax basis in its Canadian subsidiaries, as there are no intentions to sell or substantially liquidate our Canadian operations. Furthermore, it is not practicable to determine the amount of the unrecognized deferred tax liability related to any additional outside basis difference in these entities.

Unrecognized tax benefits. The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $13.4 million and $11.7 million as of December 31, 2017 and 2016, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. As of December 31, 2017 and 2016, the total amount of accrued interest and penalties in the consolidated balance sheets was approximately $1.9 million and $2.1 million, respectively. Additionally, we recognized interest related to unrecognized tax benefits in the consolidated statements of income of less than $0.3 million of expense in 2017, 2016, and 2015.

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
	(In thousands)
Unrecognized tax benefits, beginning of period	$14,811	$13,939
Change in prior period unrecognized tax benefits	91	8
Change in current period unrecognized tax benefits	2,855	2,840
Reductions as a result of a lapse in statute of limitations	(3,372)	(1,976)
Unrecognized tax benefits, end of period	$14,385	$14,811

We have no penalties included in calculating our provision for income taxes. There is no significant change that is reasonably possible to occur within twelve months of the reporting date.

The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the year ended December 31, 2014 and thereafter for federal income tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2013 and thereafter for federal and provincial income tax purposes.

(12) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Common stock, beginning of period	45,721	48,297	52,169
Shares issued for stock options exercised	38	148	89
Shares of common stock issued upon lapse of RSUs	504	516	574
Common stock retired	(2,012)	(3,240)	(4,535)
Common stock, end of period	44,251	45,721	48,297

The above reconciliation excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of December 31, 2017, we had a total of 874,107 RSUs and 54,431 PSUs outstanding. The PSU outstanding balance is based on the targeted number of PSUs outlined in the award agreement; however, the actual number of PSUs that vest could be higher or lower based on actual versus targeted performance. See Note 14 (Share Based Transaction) for discussion of the PSU award structure.

On November 17, 2016, our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common shares (the “share repurchase program”) for purchases through June 30, 2018. Under the share repurchase program, we repurchased 1,911,380 shares of our common stock in the open market for an aggregate purchase price of approximately $150.0  million through December 31, 2017. Approximately $50.0 million remains for repurchases of our outstanding common stock under the share repurchase program as of December 31, 2017. On February 6, 2018, our Board of Directors authorized a new share repurchase program for up to $275.0 million of our outstanding common stock (including $50.0 million remaining from the prior repurchase program) for purchases through June 30, 2019.

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

We determine the potential dilutive effect of PSUs and stock options outstanding (“contingently-issuable shares”) on EPS using the treasury-stock method. Under this method, we determine the proceeds that would be received from the issuance of the contingently- issuable shares if the end of the reporting period were the end of the contingency period. The proceeds from the contingently-issuable shares include: the remaining unrecognized compensation expense of the awards, and the cash received for the exercise price on stock options. We then use the average market price of our common shares during the period the contingently-issuable shares were outstanding to determine how many shares we could repurchase with the proceeds raised from the issuance of the contingently-issuable shares. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares and vested RSUs by incorporating the increased fully-diluted share count to determine diluted EPS.

The calculation of basic and diluted EPS was as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$350,255	$219,414	$189,871
Income attributable to unvested participating securities	(2,526)	(1,835)	(1,572)
Net income used in calculating basic EPS	$347,729	$217,579	$188,299
Denominator:
Weighted-average vested shares	45,598	47,411	50,881
Basic EPS	$7.63	$4.59	$3.70

Diluted EPS:
Numerator:
Net income	$350,255	$219,414	$189,871
Income attributable to unvested participating securities	(2,521)	(1,833)	(1,571)
Net income used in calculating diluted EPS	$347,734	$217,581	$188,300
Denominator:
Weighted-average vested shares	45,598	47,411	50,881
Dilutive effect of incremental shares to be issued for contingently issuable shares	91	42	32
Weighted-average shares used in calculating diluted EPS	45,689	47,453	50,913
Diluted EPS	$7.61	$4.59	$3.70

(14) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“OIP”). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, unrestricted stock, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employees who serve on our Board of Directors (“directors”), and sales force leaders under the OIP. As of December 31, 2017, we had approximately 2.0 million shares available for future grants under this plan.

Employee and Director Share-Based Compensation. As of December 31, 2017, the Company had outstanding RSUs, PSUs, and stock options issued to our management (officers and other key employees), as well as RSUs issued to our directors, under the OIP.

RSUs.

•

RSUs granted to management have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date, but also provide for such awards to vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75.

•	RSUs granted to directors have time-based vesting requirements with equal and annual graded vesting over four quarters subsequent to the grant date.
•	In addition, certain directors elected to defer their cash and/or equity retainers into deferred RSUs, which vest immediately or, if applicable, on the dates the RSUs would have vested.

All of our outstanding employee and director RSU awards are eligible for dividend equivalents regardless of vesting status.

We recognized expense and tax benefit offsets as follows for employee and director share-based compensation:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Total equity awards expense recognized	$11,364	$11,067	$13,839
Tax benefit associated with total employee and director share-based compensation	1,893	3,715	4,668

The following table summarizes employee and director restricted stock and RSU activity during the years ended December 31, 2017, 2016, and 2015.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee and director restricted stock and RSUs, December 31, 2014	580	$34.67
Granted	246	52.75
Forfeited	(8)	41.98
Vested	(428)	35.43
Unvested employee and director restricted stock and RSUs, December 31, 2015	390	45.07
Granted	225	42.86
Forfeited	-	-
Vested	(219)	42.28
Unvested employee and director RSUs, December 31, 2016	396	45.37
Granted	130	80.33
Forfeited	(1)	57.53
Vested	(213)	46.54
Unvested employee and director RSUs, December 31, 2017	312	$59.10

As of December 31, 2017, total compensation cost not yet recognized in our financial statements related to employee and director RSU awards with time-based vesting conditions yet to be reached was approximately $3.4 million, and the weighted-average period over which cost will be recognized was 0.8 years.

PSUs.

In 2016 the Company began issuing PSUs to certain of its executive officers under the OIP as part of their annual equity compensation. PSU awards include a performance target of a specified average annual Return on Adjusted Equity (“ROAE”) for the Company over a three-year performance period, as well as a threshold ROAE and an ROAE at which the maximum number of shares can be earned. Awards cliff vest two months after the performance period ends. Depending on the ROAE achieved within the specified range, recipients may receive shares of common stock equal to between 0% and 150% of the number of PSUs granted. In addition, PSUs accrue forfeitable dividend equivalents, which are also paid out based on the number of shares earned.

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

In connection with our granting of PSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Total employee PSU award expense	$2,761	$614	n/a
Tax benefit associated with total employee PSU award expense	187	215	n/a

The following table summarizes PSU activity during the years ended December 31, 2017 and 2016.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee PSUs, December 31, 2015	-	n/a
Granted	18	$41.88
Forfeited	-	-
Vested	-	-
Unvested employee PSUs, December 31, 2016	18	41.88
Granted	36	80.45
Forfeited	-	-
Vested	-	-
Unvested employee PSUs, December 31, 2017	54	$67.42

(1)	The 2016 PSU shares outstanding are based on target. Depending upon the ROAE achieved within the vesting period, recipients may receive between 0 and 27,577 shares of common stock. .
(2)	The 2017 PSU shares outstanding are based on target. Depending upon the ROAE achieved within the vesting period, recipients may receive between 0 and 54,069 shares of common stock.

As of December 31, 2017 total unrecognized compensation related to PSU awards was approximately $0.4 million, and the weighted-average period over which cost will be recognized was 1.0 years.

Stock Options. Beginning in 2013, the Company issued stock options to certain of its executive officers under the OIP as part of their annual equity compensation. Stock options are generally granted with an exercise price equal to the fair market value of our common stock on the grant date, and they expire 10 years from the date of grant. These options have time-based restrictions with equal and annual graded vesting over a three-year period. Stock options issued in 2014 and thereafter provide for such awards to vest upon the voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. Upon retirement, employees have the lesser of three years or the remaining option term to exercise any vested options. We did not issue stock options in 2017 and currently do not anticipate issuing any new stock options pursuant to our current employee compensation program.

Compensation expense and related tax benefits recognized for stock option awards were as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Expense recognized for stock option awards	$162	$851	$643
Tax benefit recognized for stock option awards	37	298	225

The following table summarizes activity related to stock options outstanding and exercisable during the years ended December 31, 2017, 2016, and 2015:

	Outstanding		Exercisable
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
Outstanding at December 31, 2014	246	$36.67	40	$32.63
Granted	46	53.50
Exercised	(89)	34.89
Outstanding at December 31, 2015	203	41.28	35	36.38
Granted	90	41.88
Exercised	(148)	38.24
Outstanding at December 31, 2016	145	44.75	6	53.50
Granted	-	-
Exercised	(38)	43.63
Outstanding at December 31, 2017	107	45.15	32	$47.26

Range of granted option exercise prices outstanding at December 31, 2017

$41.20 (average term remaining - 6.1 years)	7	$41.20	7	$41.20
$53.50 (average term remaining - 7.2 years)	31	53.50	15	53.50
$41.88 (average term remaining - 8.2 years)	69	41.88	9	41.88

The aggregate intrinsic value represents the difference between the exercise price of our stock options and the quoted closing price of our common stock as of December 31, 2017. A summary of the intrinsic values of our stock options is as follows:

December 31, 2017
(In thousands)
Aggregate intrinsic value of exercisable stock options	$1,714
Aggregate intrinsic value of stock options expected to vest	4,302
Aggregate intrinsic value of stock options outstanding	$6,016

The intrinsic value, tax benefit realized and value of shares withheld related to option exercise activity are summarized as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Intrinsic value of options exercised	$1,453	$2,755	$1,620
Tax benefit realized from the options exercised	509	964	567
Value of issued shares withheld to satisfy option exercise price	1,673	5,509	2,966

As of December 31, 2017, there was approximately $45.0 thousand of total unrecognized compensation cost related to unvested options, and the weighted-average period over which cost will be recognized was approximately 0.5 years.

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

The following table summarizes non-employee RSU activity during the years ended December 31, 2017, 2016, and 2015.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2014	73	$49.98
Granted	326	42.79
Vested	(326)	44.39
Unvested non-employee RSUs, December 31, 2015	73	42.83
Granted	236	48.45
Vested	(267)	44.82
Unvested non-employee RSUs, December 31, 2016	42	61.55
Granted	156	75.69
Vested	(166)	68.96
Unvested non-employee RSUs, December 31, 2017	32	$91.88

Agent equity awards vest and are measured using the fair market value at the conclusion of the quarterly contest, which is the time that performance is complete. However, outstanding agent equity awards are subject to long-term sales restrictions expiring over three years. Because the sale restrictions extend up to three years beyond the vesting period, the fair market value of the awards incorporates an illiquidity discount reflecting the risk associated with the post-vesting restrictions. To quantify this discount for each award, we use a series of put option models with one-, two- and three-year tenors to estimate a hypothetical cost of eliminating the downside risk associated with the sale restrictions.

The most significant assumptions in the put option models are the volatility assumptions. We derive volatility assumptions primarily from the historical volatility of our common stock using terms comparable to the sale restriction terms.

The following table presents the assumptions used in valuing quarterly RSU grants to agents:

	Year ended December 31,
	2017	2016	2015
Expected volatility	18% to 34%	24% to 42%	18% to 35%
Quarterly dividends expected	$0.19 to $0.20	$0.17 to $0.18	$0.16
Risk-free interest rates	Less than 3%	Less than 2%	Less than 2%

To the extent that these awards are an incremental direct cost of successful acquisitions of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, we defer and amortize the fair value of the awards in the same manner as other deferred policy acquisition costs. All agent equity awards that are not directly related to the acquisition of life insurance policies are recognized as expense in the quarter granted and earned.

Details on the granting and valuation of these awards were as follows:

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per-share amounts)
Total quarterly non-employee RSUs granted	155,996	235,735	325,744
Measurement date per-share fair value of awards	$67.82 to $91.88	$39.87 to $61.50	$40.98 to $46.71
Illiquidity discounts	10%	10% to 11%	8% to 9%
Quarterly incentive awards expense recognized currently	$980	$910	$466
Quarterly incentive awards expense deferred	10,821	10,517	13,423
Tax benefit associated with incentive awards	2,259	3,674	4,454

As of December 31, 2017, all agent equity awards were fully vested with the exception of approximately 32,000 shares that vested on January 1, 2018. As such, any related compensation cost not recognized as either expense or DAC in our financial statements through December 31, 2017 is immaterial.

(15) Statutory Accounting and Dividend Restrictions

U.S. Insurance Subsidiaries. Our two underwriting U.S. insurance subsidiaries are Primerica Life and NBLIC. Primerica Life wholly owns Peach Re and Vidalia Re, and ceded to each in separate coinsurance arrangements certain level-premium term life insurance policies.

Our U.S. insurance subsidiaries are required to report their results of operations and financial position to state authorities on the basis of statutory accounting practices prescribed or permitted by such authorities and the National Association of Insurance Commissioners (“NAIC”), which is a comprehensive basis of accounting other than U.S. GAAP. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company’s principal life insurance company, Primerica Life, prepares its statutory financial statements on the basis of accounting practices prescribed or permitted by the NAIC and the Tennessee Department of Commerce and Insurance (“Tennessee DOCI”) and includes the statutory financial statements of its wholly owned insurance subsidiaries, NBLIC, Peach Re, and Vidalia Re. Prior to Primerica Life’s re-domestication to Tennessee in December 2017, Primerica Life prepared its statutory financial statements on the basis of accounting practices prescribed or permitted by the NAIC and Massachusetts Division of Insurance. NBLIC’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the NAIC and the New York State Department of Financial Services, while the statutory financial statements of Peach Re and Vidalia Re are prepared on the basis of accounting practices prescribed or permitted by the NAIC or the Vermont Department of Financial Regulation (“Vermont DOI”). Our U.S. insurance subsidiaries’ ability to pay dividends to their parent is subject to and limited by the various laws and regulations of their respective states. There are no regulatory restrictions on the ability of the Parent Company to pay dividends (other than limitations under the Delaware General Corporation Code that provide that dividends on common stock shall be declared by the Board of Directors out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding prior fiscal year).

Primerica Life’s statutory ordinary dividend capacity is based on the greater of: (1) the previous year’s statutory net gain from operations (excluding pro rata distributions of any class of the insurer’s own securities) or (2) 10% of the previous year-end statutory surplus (net of capital stock). Dividends that, together with the amount of other distributions or dividends made within the preceding 12 months, exceed this statutory limitation are referred to as extraordinary dividends and require advance notice to the Tennessee DOCI, and are subject to potential disapproval.  Dividends paid from other than statutory unassigned surplus require approval of the commissioner of the Tennessee DOCI.

Primerica Life’s statutory capital and surplus and statutory unassigned surplus at December 31, 2017 and 2016 were approximately as follows:

	December 31,
	2017	2016
	(In thousands)
Statutory capital and surplus	$598,001	$572,748
Statutory unassigned surplus	50,299	41,569

Primerica Life’s statutory net gain from operations was approximately $398.8 million, $392.4 million and $436.3 in 2017, 2016 and 2015, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2017. During 2017, Primerica Life paid ordinary dividends of $138.0 million to the Parent Company. As of January 1, 2018, the amount of dividends Primerica Life could pay from statutory unassigned surplus without prior approval of the commissioner of the Tennessee DOCI was approximately $50.3 million, which is prescribed by the amount of statutory unassigned surplus on that date.

Primerica Life’s investment basis in NBLIC, Peach Re, and Vidalia Re reflect their statutory capital and surplus amounts recorded in accordance with statutory accounting practices prescribed or permitted by the NAIC and/or each subsidiary’s state of domicile; New York and Vermont. Peach Re was formed as a special-purpose financial captive insurance company and, with the explicit permission of the Vermont DOI, has included the value of a letter of credit serving as collateral for its policy reserves as an admitted asset in its statutory capital and surplus. This permitted accounting practice was critical to the organization and operational plans of Peach Re and explicitly included in the licensing order issued by the Vermont DOI. The impact of this permitted practice as of December 31, 2017 was approximately $353.5 million on Peach Re’s statutory capital and surplus. As of December 31, 2017, even if Peach Re had not been permitted to include the letter of credit as an admitted asset, Primerica Life would not have been below the minimum statutory capital and surplus level that triggers a regulatory action event. Vidalia Re does not have any permitted accounting practices that are not encompassed in prescribed statutory accounting practices.

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

Primerica Life Canada’s capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds internal capital targets. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI’s capital guidelines. As of December 31, 2017 and 2016, Primerica Life Canada’s statutory capital and surplus satisfied regulatory requirements and was approximately $331.3 million and $286.7 million, respectively.

In Canada, dividends can be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. Primerica Life Canada’s dividend capacity at January 1, 2018 is estimated to be approximately $40.9 million, which is calculated based on satisfying the Company’s internal capital targets.

(16) Commitments and Contingent Liabilities

Commitments. We lease office equipment and office and warehouse space under various noncancellable operating lease agreements that expire through June 2028. Total minimum rent expense was $7.5 million, $7.0 million, and $7.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. We had no contingent rent expense during 2017, 2016, or 2015.

As of December 31, 2017, the minimum aggregate rental commitments for operating leases were as follows:

December 31, 2017
(In thousands)
2018	$6,985
2019	7,111
2020	6,552
2021	6,415
2022	6,516
Thereafter	37,949
Total minimum rental commitments for operating leases	$71,528

As of December 31, 2017 and 2016, we had no material capital leases.

Letter of Credit. Effective March 31, 2012, Peach Re entered into a Credit Facility Agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under the Peach Re Coinsurance Agreement.

Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term of approximately 14 years (the “LOC”) for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC periodically increased up to a maximum amount of approximately $507.0 million, which was reached in 2014. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities. As of December 31, 2017, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

The Company is currently undergoing multi-state unclaimed property audits by 30 jurisdictions, currently focusing on the life insurance claims paying practices of its subsidiaries, Primerica Life and NBLIC. Other jurisdictions may pursue similar audits. The potential outcome of such actions is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. At this time, the Company cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from the resolution of these matters.

(17) Benefit Plans

We sponsor a defined contribution plan for the benefit of our employees. The expense associated with this plan was approximately $7.7 million, $7.4 million, and $6.7 million in 2017, 2016, and 2015, respectively.

(18) Unaudited Quarterly Financial Data

In management’s opinion, the following quarterly consolidated financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited consolidated financial statements. Financial information for the quarters presented was prepared on a consolidated basis.

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per-share amounts)
Direct premiums	$627,698	$637,426	$646,079	$650,906
Ceded premiums	(399,769)	(406,043)	(397,641)	(397,318)
Net premiums	227,929	231,383	248,438	253,588
Commissions and fees	144,268	148,317	144,627	154,105
Net investment income	19,894	19,742	19,922	19,459
Realized investment gains (losses), including OTTI	134	104	22	1,079
Other, net	12,939	14,150	14,291	14,711
Total revenues	405,164	413,696	427,300	442,942
Total benefits and expenses	330,322	317,307	327,100	334,853
Income before income taxes	74,842	96,389	100,200	108,089
Income taxes	22,772	33,282	33,565	(60,354)
Net income	$52,070	$63,107	$66,635	$168,443
Earnings per share:
Basic earnings per share	$1.12	$1.36	$1.46	$3.73
Diluted earnings per share	$1.11	$1.36	$1.46	$3.72

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per-share amounts)
Direct premiums	$597,130	$612,189	$616,587	$618,362
Ceded premiums	(395,333)	(406,683)	(399,676)	(398,867)
Net premiums	201,797	205,506	216,911	219,495
Commissions and fees	128,821	136,902	134,282	141,681
Net investment income	21,238	20,389	19,399	17,999
Realized investment gains (losses), including OTTI	(783)	3,440	(35)	1,465
Other, net	11,527	12,757	13,069	13,224
Total revenues	362,600	378,994	383,626	393,864
Total benefits and expenses	292,388	287,114	295,189	306,800
Income before income taxes	70,212	91,880	88,437	87,064
Income taxes	25,036	32,554	30,400	30,191
Net income	$45,176	$59,326	$58,037	$56,873
Earnings per share:
Basic earnings per share	$0.92	$1.23	$1.22	$1.21
Diluted earnings per share	$0.92	$1.23	$1.22	$1.21

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2017 and 2016.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Primerica, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I, II, III, and IV(collectively, the “consolidated financial statements”), and our report dated February 26, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Atlanta, Georgia

February 26, 2018

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K and as described below, portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2017, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.

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

For a list of executive officers, see Part I Item X. Executive Officers and Certain Significant Employees of the Registrant included elsewhere in this report.

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

Except for the information above and the information set forth in Part I, Item X. Executive Officers and Certain Significant Employees of the Registrant, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 1: Election of Eleven Directors;
•	Governance — Director Independence;
•	Governance — Code of Conduct;
•	Board of Directors — Board Members;
•	Board of Directors — Board Committees;
•	Board of Directors — Other Director Matters;
•	Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance;
•	Executive Compensation — Employment Agreements;
•	Audit Matters — Audit Committee Report; and
•	Related Party Transactions.
Item 11.	Executive Compensation.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Board of Directors — Board Committees — Compensation Committee;
•	Board of Directors — Director Compensation; and
•	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the information set forth in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Stock Ownership — Ownership of Our Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Introductory paragraph to Governance;
•	Governance — Director Independence;
•	Board of Directors — Board Committees; and
•	Related Party Transactions.
Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 3: Ratification of the Appointment of KPMG LLP as Our Independent Registered Public Accounting Firm;
•	Board of Directors — Board Committees — Audit Committee; and
•	Audit Matters — Fees and Services of KPMG LLP.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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
•

may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K dated May 22, 2013 (Commission File No. 001-34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K dated November 15, 2017 (Commission File No. 001-34680).
4.1	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K dated July 11, 2012 (Commission File No. 001-34680).
10.1	Credit Agreement, dated as of December 19, 2017	Incorporated by reference to Exhibit 10.1 to Primerica's Current Report on Form 8-K dated December 19, 2017 (Commission File No. 001-34680).
10.2	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001- 34680).
10.3	Amended and Restated 80% Coinsurance Agreement dated March 31, 2016 by and between Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.4	10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.5	Amendment No. 1 dated as of October 5, 2015 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.29 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 001-34680).
10.6	Amendment No. 2 dated as of January 25, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.7	Amendment No. 3 dated as of March 31, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.8	Amended and Restated 80% Coinsurance Trust Agreement dated March 31, 2016 among Primerica Life Insurance Company, Pecan Re Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.7 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.9

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
10.11	10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.8 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.12

Amendment No. 1 dated as of March 31, 2016 to the 10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Prime Reinsurance Company, Inc. Primerica Life Insurance Company, and The Bank of New York Mellon.

Incorporated by reference to Exhibit 10.5 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.13	10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.9 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).

10.14

Amendment No. 1 dated as of March 31, 2016 to the 10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Prime Reinsurance Company, Inc. Primerica Life Insurance Company, and The Bank of New York Mellon.

Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.15	Amended and Restated Capital Maintenance Agreement dated as of March 31, 2016 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.7 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.16	Assignment, Transfer and Novation Agreement dated as of March 31, 2016 among Prime Reinsurance Company, Inc. Pecan Re Inc. and Primerica Life Insurance Company.	Incorporated by reference to Exhibit 10.9 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.17	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.11 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.18	Trust Agreement dated March 29, 2010 among National Benefit Life Insurance Company, American Health and Life Insurance Company and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.12 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.19

Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010, Ltd. (currently known as Munich Re Life Insurance Company of Vermont).

Incorporated by reference to Exhibit 10.13 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.20	Coinsurance Amending Agreement dated as of December 31, 2011 among Primerica Life Insurance Company and Financial Reassurance Company 2010, Ltd.	Incorporated by reference to Exhibit 10.19 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.21

Coinsurance Amending Agreement dated as of October 20, 2016 among Primerica Life Insurance Company, Munich Re Life Insurance Company of Vermont (formerly known as Financial Reassurance Company 2010, Ltd.) and Munich-American Holding Corporation.

Incorporated by reference to Exhibit 10.20 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.22	Monitoring and Reporting Agreement dated as of March 31, 2016 by and among Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.21 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.23	Monitoring and Reporting Agreement dated as of March 31, 2010 by and among National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.42 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.24

Monitoring and Reporting Agreement dated as of March 31, 2010 by and among Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010 Ltd. (currently known as Munich Re Life Insurance Company of Vermont).

Incorporated by reference to Exhibit 10.43 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.25*	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.26*	Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.27*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Incorporated by reference to Exhibit 10.26 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.28*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2017 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.29*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2015 awards).	Incorporated by reference to Exhibit 10.19 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.30*	Form of U.S. Employee Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Incorporated by reference to Exhibit 10.29 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.31*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2017 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.32*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2013 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.33*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).

10.34*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2015 awards).	Incorporated by reference to Exhibit 10.22 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.35*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Incorporated by reference to Exhibit 10.33 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.36	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014, 2015 and 2016 awards).	Incorporated by reference to Exhibit 10.24 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.37	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2017 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.38*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
10.39*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.40*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.5 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.41*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 10.30 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.42*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 99.6 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.43*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 10.32 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.44*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.7 to Primerica's Current Report on Form 8-K dated January 2, 2015 (Commission File No. 001-34680).
10.45*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 10.34 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.46	Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
12.1	Statement re Computation of Ratios.	Filed with the Securities and Exchange Commission as part of this Annual Report.
21.1	Subsidiaries of the Registrant.	Filed with the Securities and Exchange Commission as part of this Annual Report.
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
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

(1)

Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of  Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(c) Financial Statement Schedules.

Schedule I

Consolidated Summary of Investments — Other Than Investments in Related Parties

PRIMERICA, INC.

	December 31, 2017
Type of Investment	Amortized cost or cost	Fair value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds (1):
United States Government and government agencies and authorities	$142,641	$145,834	$145,834
States, municipalities and political subdivisions	54,714	56,127	56,127
Foreign governments	124,980	129,482	129,482
Public utilities	-	-	-
Convertibles and bonds with warrants attached	1,718	2,001	2,001
All other corporate bonds (2)	2,293,444	2,376,654	2,334,332
Certificates of deposit	-	-	-
Redeemable preferred stocks	3,151	3,444	3,444
Total fixed maturities	2,620,648	2,713,542	2,671,220

Equity securities:
Common stocks:
Public utilities	6,984	10,666	10,666
Banks, trusts and insurance companies	4,674	7,099	7,099
Industrial, miscellaneous and all other	3,701	5,574	5,574
Nonredeemable preferred stocks	15,972	17,768	17,768
Total equity securities	31,331	41,107	41,107
Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	32,816	32,816	32,816
Other long-term investments	-	-	-
Short-term investments	-	-	-
Total investments	$2,684,795	$2,787,465	$2,745,143

(1)	Mortgage-and asset-backed securities are included in the investment types listed based on the entity-type that issued these securities.
(2)

The amount shown on the balance sheet does not match the amortized cost or cost or fair value for “All other corporate bonds” due to our held-to-maturity security, which is carried at cost on the balance sheet and all other fixed maturities are carried at fair value.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Balance Sheets

	December 31,
	2017	2016
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $42,812 in 2017 and $52,537 in 2016)	$44,405	$53,953
Trading securities, at fair value (cost: $1,371 in 2017 and $50 in 2016)	1,428	51
Total investments	45,833	54,004
Cash and cash equivalents	66,226	13,992
Due from affiliates*	3,272	-
Other receivables	438	393
Income taxes	12,151	10,640
Investment in subsidiaries*	1,683,149	1,534,774
Other assets	915	-
Total assets	$1,811,984	$1,613,803

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$373,288	$372,919
Current income tax payable	6,628	2,552
Deferred income taxes	4,311	5,399
Due to affiliates*	-	1,108
Interest payable	8,214	8,214
Other liabilities	442	2,237
Commitments and contingent liabilities (see Note E)
Total liabilities	392,883	392,429
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2017 and 2016; issued and outstanding 44,251 shares in 2017 and 45,721 shares in 2016)	443	457
Paid-in capital	-	52,468
Retained earnings	1,375,090	1,138,851
Accumulated other comprehensive income, net of income tax	43,568	29,598
Total stockholders’ equity	1,419,101	1,221,374
Total liabilities and stockholders’ equity	$1,811,984	$1,613,803

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Income

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Revenues:
Dividends from subsidiaries*	$256,913	$189,582	$149,187
Net investment income	1,484	1,695	2,224
Realized investment gains (losses), including other-than-temporary impairment losses	179	1,088	(1,762)
Total revenues	258,576	192,365	149,649
Expenses:
Interest expense	18,210	18,180	18,177
Other operating expenses	8,441	12,433	10,603
Total expenses	26,651	30,613	28,780
Income before income taxes	231,925	161,752	120,869
Income taxes	(3,756)	(7,019)	(7,124)
Income (loss) before equity in undistributed earnings of subsidiaries	235,681	168,771	127,993
Equity in undistributed earnings of subsidiaries*	114,574	50,643	61,878
Net income	$350,255	$219,414	$189,871

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$350,255	$219,414	$189,871
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	(3,333)	9,846	(41,171)
Change in unrealized holding gains/(losses) on investment securities	356	2,487	(2,745)
Reclassification adjustment for realized investment (gains) losses included in net income	(179)	(1,088)	1,762
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains of subsidiaries	17,383	6,689	(41,929)
Total other comprehensive income (loss) before income taxes	14,227	17,934	(84,083)
Income tax expense (benefit) related to items of other comprehensive income (loss)	257	571	(791)
Other comprehensive income (loss), net of income taxes	13,970	17,363	(83,292)
Total comprehensive income	$364,225	$236,777	$106,579

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Cash Flows

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$350,255	$219,414	$189,871
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries* (1)	(150,202)	(89,820)	(74,814)
Deferred tax provision	2,454	167	(1,434)
Change in income taxes	(1,235)	(523)	(77)
Realized investment (gains) losses, including other-than-temporary impairments	(179)	(1,088)	1,762
Accretion and amortization of investments	149	(118)	808
Depreciation and amortization	-	-	6
Share-based compensation	6,343	1,227	1,031
Change in due to/from affiliates*	(4,380)	(2,671)	2,689
Trading securities sold, matured, or called (acquired), net	(1,377)	(51)	-
Change in other operating assets and liabilities, net	(1,514)	555	3,135
Net cash provided by (used in) operating activities	200,314	127,092	122,977

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed maturity securities — sold	12,204	29,759	71,019
Fixed-maturity securities — matured or called	56,678	79,914	100,900
Equity	36	-	-
Available-for-sale investments acquired:
Fixed-maturity securities(1)	(23,497)	(50,408)	(72,131)
Equity	(40)	-	-
Net cash provided by (used in) investing activities	45,381	59,265	99,788

Cash flows from financing activities:
Dividends paid	(35,821)	(33,367)	(32,807)
Common stock repurchased	(150,038)	(150,057)	(200,084)
Tax withholdings on share-based compensation	(6,734)	(3,970)	(7,615)
Cash proceeds from stock options exercised	-	-	136
Payment of deferred financing costs	(868)	-	-
Net cash provided by (used) in financing activities	(193,461)	(187,394)	(240,370)
Change in cash and cash equivalents	52,234	(1,037)	(17,605)
Cash and cash equivalents, beginning of period	13,992	15,029	32,634
Cash and cash equivalents, end of period	$66,226	$13,992	$15,029

Supplemental disclosures of cash flow information:
Interest paid	$17,813	$17,813	$17,813

*	Eliminated in consolidation.
(1)

Does not include $35.5 million, $39.2 million, and $12.9 million of fixed-maturity securities transferred from subsidiaries in the form of noncash dividends for the years ended December 31, 2017, 2016 and 2015, respectively.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Notes to Condensed Financial Statements

(A) Description of Business

Primerica, Inc. (“we”, “us” or the “Company”) is a holding company with our primary asset being the capital stock of our wholly owned operating subsidiaries, and our primary liability being $375.0 million in principal amount of senior unsecured notes issued in a public offering in 2012 (the “Senior Notes”). Our subsidiaries assist clients in meeting their needs for term life insurance, which our insurance subsidiaries underwrite, and mutual funds, annuities, managed investments and other financial products, which our subsidiaries distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc., a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada and PFSL Investments Canada Ltd.; and PFS Investments Inc., an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company, a New York insurance company. Prior to Primerica Life’s re-domestication to Tennessee in December 2017, Primerica Life was a Massachusetts-domiciled life insurance underwriting company. In addition, we established Peach Re, Inc. ("Peach Re") and Vidalia Re, Inc. (“Vidalia Re”) as special purpose financial captive insurance companies domiciled in Vermont and wholly owned subsidiaries of Primerica Life.

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

We were in compliance with the covenants of the Senior Notes at December 31, 2017. No events of default occurred on the Senior Notes during the year ended December 31, 2017.

(D) Revolving Credit Facility

On December 19, 2017, we entered into a new $200.0 million five-year unsecured revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2017, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility.

(E) Dividends

For the years ended December 31, 2017, 2016, and 2015, the Company received dividends from our non-life insurance subsidiaries of approximately $96.0 million, $72.5 million, and $86.5 million, respectively. For the years ended December 31, 2017, 2016, and 2015, the Company received dividends from our life insurance subsidiaries of approximately $160.9 million, $117.0 million, and $62.6 million, respectively.

(F) Commitments and Contingent Liabilities

Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re. In conjunction with these coinsurance agreements, we have capital maintenance agreements with both Peach Re and Vidalia Re. Each capital maintenance agreement requires us at times to make capital contributions to Peach Re and Vidalia Re to ensure that their regulatory accounts, as defined in the coinsurance agreements with Primerica Life, will not be less than $20.0 million for each financial captive insurance company. For Peach Re, the regulatory account will only be used to satisfy obligations under its coinsurance agreement after all other available assets have been used, including a letter of credit issued by Deutsche Bank for the benefit of Primerica Life. For Vidalia Re, the regulatory account will only be used to satisfy obligations under its coinsurance agreement after all other available assets have been used, including its held-to-maturity security ultimately guaranteed by Hannover Life Reassurance Company of America.

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

Schedule III

Supplementary Insurance Information

PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned premiums	Other policy benefits and claims payable	Separate account liabilities
	(In thousands)
December 31, 2017
Term Life Insurance	$1,861,253	$5,747,317	$-	$299,265	$-
Investment and Savings Products	64,419	-	-	-	2,572,766
Corporate and Other Distributed Products	26,220	207,207	486	8,136	106
Total	$1,951,892	$5,954,524	$486	$307,401	$2,572,872

December 31, 2016
Term Life Insurance	$1,628,957	$5,464,851	$-	$258,774	$-
Investment and Savings Products	56,933	-	-	-	2,287,829
Corporate and Other Distributed Products	27,175	209,039	527	9,362	124
Total	$1,713,065	$5,673,890	$527	$268,136	$2,287,953

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
	(In thousands)
Year ended December 31, 2017
Term Life Insurance	$941,057	$9,931	$398,212	$201,751	$146,604	$-
Investment and Savings Products	-	-	-	6,168	403,743	-
Corporate and Other Distributed Products	20,281	69,086	17,807	1,480	133,817	821
Total	$961,338	$79,017	$416,019	$209,399	$684,164	$821

Year ended December 31, 2016
Term Life Insurance	$822,207	$7,634	$350,640	$172,812	$129,569	$-
Investment and Savings Products	-	-	-	6,148	374,117	-
Corporate and Other Distributed Products	21,502	71,391	17,015	1,622	129,566	844
Total	$843,709	$79,025	$367,655	$180,582	$633,252	$844

Year ended December 31, 2015
Term Life Insurance	$728,181	$5,985	$322,232	$147,980	$120,538	$-
Investment and Savings Products	-	-	-	7,951	367,301	-
Corporate and Other Distributed Products	22,043	70,524	17,083	1,796	128,340	908
Total	$750,224	$76,509	$339,315	$157,727	$616,179	$908

See the accompanying report of independent registered public accounting firm.

Schedule IV

Reinsurance

PRIMERICA, INC.

	Year ended December 31, 2017
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$767,001,938	$668,446,638	$-	$98,555,300	—%

Premiums:
Life insurance	$2,560,885	$1,600,399	$-	$960,486	—%
Accident and health insurance	1,224	372	-	852	—%
Total premiums	$2,562,109	$1,600,771	$-	$961,338	—%

	Year ended December 31, 2016
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$731,822,070	$643,364,460	$-	$88,457,610	—%

Premiums:
Life insurance	$2,442,968	$1,600,125	$-	$842,843	—%
Accident and health insurance	1,300	434	-	866	—%
Total premiums	$2,444,268	$1,600,559	$-	$843,709	—%

	Year ended December 31, 2015
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$696,939,187	$616,255,740	$-	$80,683,447	—%

Premiums:
Life insurance	$2,343,877	$1,594,606	$-	$749,271	—%
Accident and health insurance	1,567	614	-	953	—%
Total premiums	$2,345,444	$1,595,220	$-	$750,224	—%

See the accompanying report of independent registered public accounting firm

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Alison S. Rand	February 26, 2018
Alison S. Rand
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board	February 26, 2018
D. Richard Williams

/s/ Glenn J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2018
Glenn J. Williams

/s/ Alison S. Rand	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2018
Alison S. Rand

/s/ John A. Addison, Jr.	Director	February 26, 2018
John A. Addison, Jr.

/s/ Joel M. Babbit	Director	February 26, 2018
Joel M. Babbit

/s/ P. George Benson	Director	February 26, 2018
P. George Benson

/s/ C. Saxby Chambliss	Director	February 26, 2018
C. Saxby Chambliss

/s/ Gary L. Crittenden	Director	February 26, 2018
Gary L. Crittenden

/s/ Cynthia N. Day	Director	February 26, 2018
Cynthia N. Day

/s/ Mark Mason	Director	February 26, 2018
Mark Mason

/s/ Robert F. McCullough	Director	February 26, 2018
Robert F. McCullough

/s/ Beatriz R. Perez	Director	February 26, 2018
Beatriz R. Perez

/s/ Barbara A. Yastine	Director	February 26, 2018
Barbara A. Yastine