Form 10-Q
period 2018-03-31
Primerica, Inc.
filed 2018-05-09
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of April 30, 2018
Common Stock, $0.01 Par Value	43,737,898 shares

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2018	December 31, 2017
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,944,123 in 2018 and $1,877,326 in 2017)	$1,961,982	$1,927,842
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $806,672 in 2018 and $779,472 in 2017)	796,450	737,150
Equity securities available-for-sale, at fair value (amortized cost: $0 in 2018 and $31,331 in 2017)	-	41,107
Equity securities, at fair value (historical cost: $38,894 in 2018 and $0 in 2017)	40,632	-
Trading securities, at fair value (amortized cost: $28,825 in 2018 and $6,172 in 2017)	28,781	6,228
Policy loans	32,532	32,816
Total investments	2,860,377	2,745,143
Cash and cash equivalents	190,585	279,962
Accrued investment income	18,129	16,665
Reinsurance recoverables	4,263,111	4,205,173
Deferred policy acquisition costs, net	1,998,985	1,951,892
Agent balances, due premiums and other receivables	277,797	229,522
Intangible assets, net (accumulated amortization: $79,484 in 2018 and $78,633 in 2017)	50,662	51,513
Income taxes	49,130	48,614
Other assets	364,256	359,347
Separate account assets	2,419,707	2,572,872
Total assets	$12,492,739	$12,460,703

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,004,101	$5,954,524
Unearned premiums	468	486
Policy claims and other benefits payable	308,319	307,401
Other policyholders’ funds	384,436	377,998
Notes payable	373,381	373,288
Surplus note	795,697	736,381
Income taxes	184,161	177,468
Other liabilities	506,535	451,398
Payable under securities lending	89,433	89,786
Separate account liabilities	2,419,707	2,572,872
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	11,066,238	11,041,602

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2018 and 2017; issued and outstanding 43,953 shares in 2018 and 44,251 shares in 2017)	440	443
Paid-in capital	-	-
Retained earnings	1,416,564	1,375,090
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(4,406)	3,995
Net unrealized investment gains (losses) on available-for-sale securities:
Net unrealized investment gains not other-than-temporarily impaired	14,040	39,686
Net unrealized investment losses other-than-temporarily impaired	(137)	(113)
Total stockholders’ equity	1,426,501	1,419,101
Total liabilities and stockholders’ equity	$12,492,739	$12,460,703

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended March 31,
	2018	2017
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$656,087	$627,698
Ceded premiums	(394,249)	(399,769)
Net premiums	261,838	227,929
Commissions and fees	166,827	144,268
Investment income net of investment expenses	27,390	25,612
Interest expense on surplus note	(8,373)	(5,718)
Net investment income	19,017	19,894
Realized investment gains (losses), including other-than- temporary impairment losses	(1,656)	134
Other, net	13,897	12,939
Total revenues	459,923	405,164

Benefits and expenses:
Benefits and claims	116,890	102,385
Amortization of deferred policy acquisition costs	60,165	51,850
Sales commissions	82,519	73,704
Insurance expenses	41,109	37,621
Insurance commissions	5,877	4,899
Interest expense	7,173	7,127
Other operating expenses	63,227	52,736
Total benefits and expenses	376,960	330,322
Income before income taxes	82,963	74,842
Income taxes	17,248	22,772
Net income	$65,715	$52,070

Earnings per share:
Basic earnings per share	$1.46	$1.12
Diluted earnings per share	$1.46	$1.11

Weighted-average shares used in computing earnings per share:
Basic	44,740	46,301
Diluted	44,855	46,374

Supplemental disclosures:
Total impairment losses	$(49)	$(211)
Impairment losses recognized in other comprehensive income before income taxes	-	-
Net impairment losses recognized in earnings	(49)	(211)
Other net realized investment gains	338	345
Net gains (losses) recognized on equity securities	(1,945)	-
Net realized investment gains (losses), including other-than- temporary impairment losses	$(1,656)	$134

Dividends declared per share	$0.25	$0.19

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended March 31,
	2018	2017
	(In thousands)
Net income	$65,715	$52,070
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on investment securities	(32,343)	7,281
Reclassification adjustment for realized investment (gains) losses included in net income	(316)	(68)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(8,401)	1,126
Total other comprehensive income (loss) before income taxes	(41,060)	8,339
Income tax expense (benefit) related to items of other comprehensive income (loss)	(6,916)	2,539
Other comprehensive income (loss), net of income taxes	(34,144)	5,800
Total comprehensive income	$31,571	$57,870

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended March 31,
	2018	2017
	(In thousands)
Common stock:
Balance, beginning of period	$443	$457
Repurchases of common stock	(5)	(5)
Net issuance of common stock	2	3
Balance, end of period	440	455

Paid-in capital:
Balance, beginning of period	-	52,468
Share-based compensation	13,988	12,489
Net issuance of common stock	(2)	(3)
Repurchases of common stock	(13,986)	(36,348)
Balance, end of period	-	28,606

Retained earnings:
Balance, beginning of period	1,375,090	1,138,851
Cumulative effect from the adoption of new accounting standards, net	24,610	-
Net income	65,715	52,070
Dividends	(11,278)	(8,882)
Repurchases of common stock	(37,573)	-
Balance, end of period	1,416,564	1,182,039

Accumulated other comprehensive income (loss):
Balance, beginning of period	43,568	29,598
Cumulative effect from the adoption of new accounting standards, net	73	-
Change in foreign currency translation adjustment, net of income tax expense (benefit)	(8,401)	1,111
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired	(25,719)	4,683
Change in net unrealized investment gains (losses) other-than-temporarily impaired	(24)	6
Balance, end of period	9,497	35,398
Total stockholders’ equity	$1,426,501	$1,246,498

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three months ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$65,715	$52,070
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	69,052	71,124
Deferral of policy acquisition costs	(111,422)	(102,666)
Amortization of deferred policy acquisition costs	60,165	51,850
Change in income taxes	6,444	9,805
Realized investment (gains) losses, including other-than-temporary impairments	1,656	(134)
Accretion and amortization of investments	(126)	(340)
Depreciation and amortization	3,044	3,409
Change in reinsurance recoverables	(66,974)	(24,360)
Change in agent balances, due premiums and other receivables	3,752	(5,119)
Trading securities sold, matured, or called (acquired), net	(24,025)	(5,361)
Share-based compensation	11,502	9,743
Change in other operating assets and liabilities, net	27,616	(7,474)
Net cash provided by (used in) operating activities	46,399	52,547

Cash flows from investing activities:
Fixed-maturity securities — sold	14,873	28,538
Fixed-maturity securities — matured or called	106,833	46,430
Available-for-sale equity securities — sold	-	9
Fixed-maturity securities — acquired	(191,642)	(105,464)
Available-for-sale equity securities — acquired	-	(120)
Equity securities — acquired	(69)	-
Purchases of property and equipment and other investing activities, net	(2,080)	(3,134)
Cash collateral received (returned) on loaned securities, net	(353)	19,680
Sales (purchases) of short-term investments using securities lending collateral, net	353	(19,680)
Net cash provided by (used in) investing activities	(72,085)	(33,741)

Cash flows from financing activities:
Dividends paid	(11,278)	(8,882)
Common stock repurchased	(46,328)	(29,858)
Tax withholdings on share-based compensation	(5,236)	(6,495)
Net cash provided by (used in) financing activities	(62,842)	(45,235)
Effect of foreign exchange rate changes on cash	(849)	215
Change in cash and cash equivalents	(89,377)	(26,214)
Cash and cash equivalents, beginning of period	279,962	211,976
Cash and cash equivalents, end of period	$190,585	$185,762

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the "Parent Company"), together with its subsidiaries (collectively, "we", "us" or the "Company"), is a leading distributor of financial products to middle-income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc. ("PFS"), a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada ("Primerica Life Canada") and PFSL Investments Canada Ltd. ("PFSL Investments Canada"); and PFS Investments Inc. ("PFS Investments"), an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company ("NBLIC"), a New York life insurance company. Peach Re, Inc. ("Peach Re") and Vidalia Re, Inc. (“Vidalia Re”) are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2018 and December 31, 2017 and the statements of income, comprehensive income (loss), stockholders' equity and cash flows for the three months ended March 31, 2018 and 2017. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report").

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

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2017 Annual Report unless otherwise described.

New Accounting Principles. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue by establishing the core principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized. Insurance contracts are specifically excluded from the scope of ASU 2014-09 and therefore revenue from our insurance product lines will not be affected by the new standard. We adopted the amendments in ASU 2014-09 during the first quarter of 2018 using the modified retrospective method. The cumulative effect of adopting ASU 2014-09 resulted in an increase to retained earnings of approximately $24.7 million or 1.7% on January 1, 2018. The adjustment recognized upon the adoption of ASU 2014-09 primarily consisted of recognizing the after tax net impact of renewal commissions we anticipate collecting in future periods less the portion we pay to our agents for the sale of prepaid legal service subscriptions and the referral of auto and homeowners’ insurance policies in our Corporate and Other Distributed

Products segment made prior to January 1, 2018. Specifically, the cumulative effect adjustment recognized as of January 1, 2018 increased the following balance sheet line items:

January 1, 2018
(In thousands)
Agent balances, due premiums and other receivables	$45,730
Other liabilities	14,400
Income taxes (Liabilities)	6,647
Retained earnings	24,683

After the initial product sale or referral, we earn commissions from product providers for our distribution services as clients pay ongoing subscription fees for prepaid legal service subscriptions or premiums on auto and homeowners’ insurance policies purchased through our referral channel. Prior to the adoption of ASU 2014-09, we recognized commission revenue upon receipt of the commission revenue from the product providers, which is the point in time when revenue becomes fixed and determinable, as the commissions earned are dependent on our clients’ future renewal activity. After the adoption of ASU 2014-09, we recognize commission revenue equal to the expected value of the commissions we will earn over the life of the subscription or the referred policy when that initial subscription sale or policy referral occurs, which coincides with when we satisfy our performance obligation to the product provider. The application of ASU 2014-09 did not result in any material changes in the line items within our statement of income, comprehensive income (loss), or statement of cash flows during the three months ended March 31, 2018 as compared with guidance in effect prior to the adoption of ASU 2014-09, primarily due to the immaterial amount of revenue associated with these product distributions as well as the offsetting effect of replacing revenue for commissions received from existing sales prior to adopting ASU 2014-09 with revenue for future estimated commissions from new sales subsequent to adopting ASU 2014-09. Likewise, the application of ASU 2014-09 as compared with guidance in effect prior to the adoption of ASU 2014-09 did not have a material effect on the line items within our balance sheet or statement of stockholders’ equity between January 1, 2018 and March 31, 2018.  In addition, no changes in the timing or measurement of revenue recognition have been made in any of our other product lines as discussed further in Note 13 (Revenue from Contracts with Customers).

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 intends to enhance the reporting model for financial instruments and addresses certain aspects of recognition, measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. We adopted the amendments in ASU 2016-01 during the first quarter of 2018, which resulted in a cumulative-effect adjustment to retained earnings of approximately $7.8 million, equal to the after tax amount of the net unrealized gains and losses on investments in equity securities as of January 1, 2018. Prior to the adoption of ASU 2016-01, the change in fair value (except for other-than-temporary impairment) on available-for-sale equity securities was recognized in other comprehensive income (loss).  Subsequent to the adoption of ASU 2016-01, the change in fair value on all investments in equity securities is recognized in net income. For the three months ended March 31, 2018, we recognized approximately $1.9 million of pre-tax losses in realized investment gains (losses) for the change in fair value of our investments in equity securities that would have been recorded as other comprehensive income (loss) prior to the adoption of ASU 2016-01. Additionally, we no longer maintain the classifications of available-for-sale or trading for equity securities but instead present all equity security investments held by the Company as equity securities in the balance sheet due to the adoption of ASU 2016-01. As a result, equity securities with a carrying value of approximately $1.4 million previously included within the trading securities classification as of December 31, 2017 are presented as equity securities in the balance sheet subsequent to the adoption of ASU 2016-01.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows for the reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) from accumulated other comprehensive income (loss) to retained earnings. ASU 2018-02 is effective for all entities in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. We chose to adopt the amendments in ASU 2018-02 during the first quarter of 2018 and recorded a decrease of approximately $7.8 million to retained earnings with a corresponding increase to accumulated other comprehensive income (loss) on January 1, 2018 to reclassify the stranded tax effects from the Tax Reform Act.

Future Application of Accounting Standards. Recent accounting guidance not discussed here or in the 2017 Annual Report is not applicable, is immaterial to our financial statements, or did not or is not expected to have a material impact on our business. For more information on recently-issued accounting guidance that has not yet been adopted, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements within our 2017 Annual Report.

Income Taxes. On December 22, 2017, the Tax Reform Act was enacted in the United States, which includes a broad range of tax reforms affecting businesses, including corporate tax rates, business deductions, and international tax provisions.  Under U.S. GAAP, the effects of new legislation are recognized upon enactment, which, for federal legislation, is the date the president signs a bill into law. Accordingly, we recognized the tax effects of the Tax Reform Act as of December 31, 2017. Amounts recognized as of December 31, 2017 represent reasonable estimates based on obtaining, preparing, and analyzing the information necessary to account for the tax effects of the Tax Reform Act under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). However, the breadth and complexity of reforms included in the Tax Reform Act combined with the lack of precedent in its application may result in changes to the tax effects recognized when interpretations of the legislation are finalized, including the Company’s application of any additional guidance that may be issued by U.S. tax authorities. The SEC staff issued Staff Accounting Bulletin No. 118, which allows companies to recognize provisional amounts for the tax effects resulting from the enactment of the Tax Reform Act for which the accounting under ASC 740 is incomplete but a reasonable estimate can be determined. Adjustments to these provisional amounts, if any, are to be completed within a measurement period not to exceed one year.

During the three months ended March 31, 2018, we continued the effort to finalize our analysis of the incomplete areas and make any necessary adjustments to the provisional amounts recognized as of December 31, 2017. We identified the following updates to the areas discussed in the 2017 Annual Report that remain incomplete and subject to adjustment when the necessary information is available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting:

•

The Company has made a policy election to account for estimated taxes in regard to global intangible low-taxed income under the provisions of the Tax Reform Act by recognizing such taxes as incurred. We recognized approximately $1.0 million of income tax expense for the estimated taxes incurred for global intangible low-taxed income during the three months ended March 31, 2018.

•

We refined the provisional amount recognized for the one-time mandatory deemed repatriation of Canadian earnings required by the Tax Reform Act, which resulted in a $1.8 million reduction to income tax expense during the three months ended March 31, 2018. However, the provisional amount could be subject to further change upon the final completion of the Company’s total post-1986 foreign earnings and profits calculation and foreign tax credit determination as of the dates specified in the Tax Reform Act.

•

No changes have been made to the provisional amount recognized as of December 31, 2017 for the timing difference for the haircut on deductibility of future policy benefit reserves prescribed in the Tax Reform Act. The provisional amount could be subject to change upon the Company’s final computation as it relates to insurance contracts identified with cash value features. Adjustments to the provisional amount are not expected to impact the Company’s effective income tax rate or net deferred tax liability position but could impact the timing of when such temporary differences are eliminated.

We expect to finalize our analysis of the incomplete areas and make any necessary adjustments during the second half of 2018.

The Tax Reform Act reduced the U.S. federal statutory rate from 35% to 21% effective January 1, 2018 and had a significant impact on our effective tax rate during the three months ended March 31, 2018 as compared with the three months ended March 31, 2017. We have presented the primary components impacting our effective tax rate as follows:

	Three months ended March 31,
	2018	2017
U.S. federal statutory rate	21.0%	35.0%
Difference between foreign statutory rate and U.S. statutory rate	1.4%	(1.9)%
Excess tax benefits recognized on share-based compensation	(1.9)%	(4.4)%
Tax on global intangible low-taxed income under the provisions of the Tax Reform Act	1.2%	—%
Updates to the provisional amount recognized for the one-time mandatory deemed repatriation of Canadian earnings required by the Tax Reform Act	(2.1)%	—%
Other	1.2%	1.7%
Effective tax rate	20.8%	30.4%

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the unaudited condensed consolidated financial statements dated as of March 31, 2018.

(2) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Revenues:
Term life insurance segment	$270,309	$234,051
Investment and savings products segment	162,041	140,407
Corporate and other distributed products segment	27,573	30,706
Total revenues	$459,923	$405,164

Net investment income:
Term life insurance segment	$3,089	$2,303
Investment and savings products segment	-	-
Corporate and other distributed products segment	15,928	17,591
Total net investment income	$19,017	$19,894

Amortization of DAC:
Term life insurance segment	$56,673	$50,133
Investment and savings products segment	3,442	1,734
Corporate and other distributed products segment	50	(17)
Total amortization of DAC	$60,165	$51,850

Non-cash share-based compensation expense:
Term life insurance segment	$2,174	$1,775
Investment and savings products segment	1,193	1,180
Corporate and other distributed products segment	8,135	6,788
Total non-cash share-based compensation expense	$11,502	$9,743

Income (loss) before income taxes:
Term life insurance segment	$59,621	$49,022
Investment and savings products segment	39,984	37,119
Corporate and other distributed products segment	(16,642)	(11,299)
Total income before income taxes	$82,963	$74,842

Total assets by segment were as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Assets:
Term life insurance segment	$6,307,019	$6,205,837
Investment and savings products segment (1)	2,539,187	2,684,717
Corporate and other distributed products segment	3,646,533	3,570,149
Total assets	$12,492,739	$12,460,703

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were approximately $119.6 million and $112.0 million as of March 31, 2018 and December 31, 2017, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets, were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Revenues by country:
United States	$383,796	$339,794
Canada	76,127	65,370
Total revenues	$459,923	$405,164
Income before income taxes by country:
United States	$63,214	$58,034
Canada	19,749	16,808
Total income before income taxes	$82,963	$74,842

	March 31, 2018	December 31, 2017
	(In thousands)
Long-lived assets by country:
United States	$27,009	$27,443
Canada	607	656
Total long-lived assets	$27,616	$28,099

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$12,656	$203	$(81)	$12,778
Foreign government	145,207	4,591	(968)	148,830
States and political subdivisions	52,951	1,495	(278)	54,168
Corporates	1,376,361	24,957	(12,792)	1,388,526
Residential mortgage-backed securities	134,287	2,773	(1,728)	135,332
Commercial mortgage-backed securities	137,615	1,907	(1,926)	137,596
Other asset-backed securities	85,046	303	(597)	84,752
Total available-for-sale securities(1)	$1,944,123	$36,229	$(18,370)	$1,961,982

(1)

Includes approximately $0.2 million of other-than-temporary impairment (“OTTI”) losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income.

	December 31, 2017
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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio at March 31, 2018 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$170,007	$171,823
Due after one year through five years	840,614	851,357
Due after five years through 10 years	528,005	528,853
Due after 10 years	48,549	52,269
	1,587,175	1,604,302
Mortgage- and asset-backed securities	356,948	357,680
Total fixed-maturity securities	$1,944,123	$1,961,982

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale investments was as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Net unrealized investment gains on available-for-sale securities including OTTI:
Available-for-sale securities	$17,859	$60,292	(1)
OTTI	173	174
Net unrealized investment gains on available-for-sale securities excluding OTTI	18,032	60,466
Deferred income taxes	(3,992)	(20,780)
Net unrealized investment gains on available-for-sale securities excluding OTTI, net of tax	$14,040	$39,686

(1)	Includes approximately $9.8 million of net unrealized gains for equity securities recognized in accumulated other comprehensive income (loss) prior to the adoption of ASU 2016-01.

Trading Securities. The amortized cost and fair value of the securities classified as trading securities were as follows:

	March 31, 2018		December 31, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities	$28,825	$28,781	$4,801	$4,800
Equity securities(1)	-	-	1,371	1,428
Total trading securities	$28,825	$28,781	$6,172	$6,228

(1)

Equity securities, previously classified as trading securities, are no longer classified as trading securities due to the adoption of ASU 2016-01. As of March 31, 2018, all equity security investments held by the Company are presented in the balance sheet as equity securities.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of March 31, 2018, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of approximately $10.2 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 4 (Fair Value of Financial Instruments). See Note 12 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were approximately $11.2 million and $11.1 million as of March 31, 2018 and December 31, 2017, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was approximately $89.4 million and $89.8 million as of March 31, 2018 and December 31, 2017, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Fixed-maturity securities (available-for-sale)	$19,288	$19,069
Fixed-maturity security (held-to-maturity)	8,373	5,718
Equity securities	513	535
Policy loans and other invested assets	411	305
Cash and cash equivalents	586	194
Total return on deposit asset underlying 10% coinsurance agreement(1)	(107)	1,032
Gross investment income	29,064	26,853
Investment expenses	(1,674)	(1,241)
Investment income net of investment expenses	27,390	25,612
Interest expense on surplus note	(8,373)	(5,718)
Net investment income	$19,017	$19,894

(1)

Includes approximately $1.3 million of loss recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three months ended March 31, 2018. The change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three months ended March 31, 2017 was de minimis.

The components of net realized investment gains (losses) recognized in net income as well as details on gross realized investment gains and losses and proceeds from sales or other redemptions were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$383	$293
Gross losses from sales of available-for-sale securities	(18)	(14)
OTTI losses of available-for-sale securities	(49)	(211)
Net gains (losses) recognized in net income during the period on equity securities	(1,945)	-
Gains (losses) from bifurcated options	(27)	66
Net realized investment gains (losses)	$(1,656)	$134

The components of net gains (losses) recognized in net income during the three months ended March 31, 2018 on equity securities still held as of period-end were as follows:

Net gains (losses) recognized on equity securities during the three months ended March 31, 2018	$(1,945)
Less: Net gains (losses) recognized on equity securities sold during the three months ended March 31, 2018	-
Net gains (losses) recognized in net income during the reporting period on equity securities still held at March 31, 2018	$(1,945)

Other-Than-Temporary Impairment. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible OTTI. An investment in a debt security is impaired if its fair value falls below its cost. Factors considered in determining whether an impairment is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity for fixed-maturity securities.

Available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were approximately $993.8 million and $529.2 million as of March 31, 2018 and December 31, 2017, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2018
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$6,535	$(71)	6	$1,252	$(10)	2
Foreign government	56,034	(800)	57	6,453	(168)	6
States and political subdivisions	19,317	(153)	17	6,240	(125)	7
Corporates	586,638	(10,728)	490	35,637	(2,064)	42
Residential mortgage-backed securities	82,173	(1,664)	41	2,450	(64)	6
Commercial mortgage-backed securities	92,608	(1,399)	77	19,547	(527)	24
Other asset-backed securities	47,898	(451)	49	12,653	(146)	16
Total fixed-maturity securities	$891,203	$(15,266)		$84,232	$(3,104)

	December 31, 2017
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$4,754	$(34)	5	$2,975	$(13)	3
Foreign government	40,287	(465)	45	7,102	(183)	7
States and political subdivisions	7,369	(43)	7	6,267	(98)	7
Corporates	247,613	(2,323)	216	39,767	(1,332)	43
Residential mortgage-backed securities	33,610	(263)	16	2,592	(34)	8
Commercial mortgage-backed securities	60,116	(394)	52	22,149	(516)	25
Other asset-backed securities	32,605	(121)	33	14,819	(103)	19
Total fixed-maturity securities	426,354	(3,643)		95,671	(2,279)
Equity securities	1,076	(16)	4	170	(4)	2
Total fixed-maturity and equity securities	$427,430	$(3,659)		$95,841	$(2,283)

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	March 31, 2018		December 31, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$504	$900	$503	$654

OTTI recognized in earnings on available-for-sale securities were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
OTTI on fixed-maturity securities not in default	$49	$76
OTTI on fixed-maturity securities in default	-	-
OTTI on equity securities(1)	-	135
Total OTTI recognized in earnings	$49	$211

(1)	Subsequent to the adoption of ASU 2016-01 all changes in the fair value of equity securities are recognized in net income and thus OTTI no longer applies to equity securities.

The securities noted above were considered to be other-than-temporarily impaired due to: our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; or analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. We also recognized OTTI related to invested assets held at the Parent Company that we intended to sell to fund share repurchases.

As of March 31, 2018, the unrealized losses on our available-for-sale fixed-maturity security portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

OTTI recognized in earnings for available-for-sale securities were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$49	$76
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	-	-
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell	49	76
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	-	135
OTTI recognized in earnings	$49	$211

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held was as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$4,346	$5,774
Additions for securities where no OTTI were recognized prior to the beginning of the period	-	-
Additions for securities where OTTI have been recognized prior to the beginning of the period	49	76
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	-	(41)
Reductions for exchanges of securities previously impaired	(97)	(50)
Cumulative OTTI recognized in net income for securities still held, end of period	$4,298	$5,759

As of March 31, 2018, no cumulative impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. The fair value of these bifurcated options was approximately $0.9 million as of March 31, 2018 and December 31, 2017.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was approximately $26.4 million as of March 31, 2018 and December 31, 2017. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

(4) Fair Value of Financial Instruments

Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We classify and disclose all invested assets carried at fair value in one of the following three categories:

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$12,778	$-	$12,778
Foreign government	-	148,830	-	148,830
States and political subdivisions	-	54,168	-	54,168
Corporates	3,225	1,385,298	3	1,388,526
Residential mortgage-backed securities	-	134,967	365	135,332
Commercial mortgage-backed securities	-	137,596	-	137,596
Other asset-backed securities	-	84,752	-	84,752
Total available-for-sale fixed-maturity securities	3,225	1,958,389	368	1,961,982
Equity securities	38,571	1,894	167	40,632
Trading securities	-	28,781	-	28,781
Separate accounts	-	2,419,707	-	2,419,707
Total fair value assets	$41,796	$4,408,771	$535	$4,451,102
Fair value liabilities:
Separate accounts	$-	$2,419,707	$-	$2,419,707
Total fair value liabilities	$-	$2,419,707	$-	$2,419,707

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$11,813	$-	$11,813
Foreign government	-	144,489	-	144,489
States and political subdivisions	-	56,127	-	56,127
Corporates	3,240	1,373,039	3	1,376,282
Residential mortgage-backed securities	-	122,544	414	122,958
Commercial mortgage-backed securities	-	135,392	-	135,392
Other asset-backed securities	-	80,781	-	80,781
Total available-for-sale fixed-maturity securities	3,240	1,924,185	417	1,927,842
Available-for-sale equity securities	39,026	1,931	150	41,107
Trading securities	1,428	4,800	-	6,228
Separate accounts	-	2,572,872	-	2,572,872
Total fair value assets	$43,694	$4,503,788	$567	$4,548,049
Fair value liabilities:
Separate accounts	$-	$2,572,872	$-	$2,572,872
Total fair value liabilities	$-	$2,572,872	$-	$2,572,872

In assessing fair value of our investments, we use a third-party pricing service for approximately 94% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly-traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating), liquidity and yield based on quality rating, average life and U.S. Treasury yields. All observable data inputs are corroborated by independent third-party data. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification as we are unable to evaluate the valuation technique(s) or significant inputs used to develop the quotes. Therefore, we do not internally develop the quantitative unobservable inputs used in measuring the fair value of Level 3 investments. However, we do corroborate pricing information provided by our third-party pricing servicing by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and/or independently developed pricing methodologies.

Furthermore, we perform internal reasonableness assessments on fair value determinations within our portfolio throughout the quarter and as of quarter-end, including pricing variance analyses and comparisons to alternative pricing sources and benchmark returns. If a fair value appears unusual relative to these assessments, we will re-examine the inputs and may challenge a fair value assessment made by the pricing service. If there is a known pricing error, we will request a reassessment by the pricing service. If the pricing service is unable to perform the reassessment on a timely basis, we will determine the appropriate price by requesting a reassessment from an alternative pricing service or other qualified source as necessary. We do not adjust quotes or prices except in a rare circumstance to resolve a known error.

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

Where specific market information is unavailable for certain securities, pricing models produce estimates of fair value primarily using Level 2 inputs along with certain Level 3 inputs. These models include matrix pricing. The pricing matrix uses current U.S. Treasury rates and credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry- or issuer-specific credit characteristics and the security’s time to maturity, if warranted. Remaining unpriced securities are valued using an estimate of fair value based on indicative market prices that include significant unobservable inputs not based on, nor corroborated by, market information, including the utilization of non-binding broker quotes.

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31, (1)
	2018	2017
	(In thousands)
Level 3 assets, beginning of period	$567	$8,162
Net unrealized gains (losses) included in other comprehensive income	(9)	(14)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	18	7
Settlements	(41)	(228)
Transfers into Level 3	-	2,435
Transfers out of Level 3 (2)	-	(573)
Level 3 assets, end of period	$535	$9,789

(1)

Activities for investments that enter Level 3 in one quarter and exit Level 3 in another quarter within the same fiscal year are not eliminated until year-end when only the full year amounts are presented.

(2)

During the three months ended March 31, 2017, transfers out of Level 3 assets primarily consisted of newly issued fixed-maturity securities in the previous quarter for which observable inputs, most notably quoted prices, used to derive valuations became readily available.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no material transfers between Level 1 and Level 2 or between Level 1 and Level 3 during the three months ended March 31, 2018 and 2017.

The carrying values and estimated fair values of our financial instruments were as follows:

	March 31, 2018		December 31, 2017
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,961,982	$1,961,982	$1,927,842	$1,927,842
Fixed-maturity security (held-to-maturity) (3)	796,450	806,672	737,150	779,472
Available-for-sale equity securities	-	-	41,107	41,107
Equity securities	40,632	40,632	-	-
Trading securities	28,781	28,781	6,228	6,228
Policy loans (3)	32,532	32,532	32,816	32,816
Deposit asset underlying 10% coinsurance agreement (3)	219,968	219,968	217,336	217,336
Separate accounts	2,419,707	2,419,707	2,572,872	2,572,872
Liabilities:
Notes payable (1) (2)	$373,381	$393,117	$373,288	$400,628
Surplus note (1) (3)	795,697	806,331	736,381	778,050
Separate accounts	2,419,707	2,419,707	2,572,872	2,572,872

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a level 2 fair value measurement.
(3)	Classified as a level 3 fair value measurement.

The fair values of financial instruments presented above are estimates of the fair values at a specific point in time using various sources and methods, including market quotations and a complex matrix system that takes into account issuer sector, quality, and spreads in the current marketplace.

Financial Instruments Recognized at Fair Value in the Balance Sheet. Estimated fair values of investments in available-for-sale fixed-maturity securities are principally a function of current spreads and interest rates that are corroborated by independent third-party data. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Trading securities are carried at fair value. Equity securities, including common and nonredeemable preferred stocks, are carried at fair value. Segregated funds in separate accounts are carried at the underlying value of the variable insurance contracts, which is fair value.

(5) Reinsurance

We use reinsurance extensively, which has a significant effect on our results of operations. Reinsurance arrangements do not relieve us of our primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers.

Details on in-force life insurance were as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Direct life insurance in force	$768,864,204	$767,001,938
Amounts ceded to other companies	(669,595,041)	(668,446,638)
Net life insurance in force	$99,269,163	$98,555,300
Percentage of reinsured life insurance in force	87%	87%

Reinsurance recoverables include ceded reserve balances and ceded claim liabilities. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	March 31, 2018		December 31, 2017
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,773,360	NR	$2,725,795	NR
SCOR Global Life Reinsurance Companies (3)	374,936	A+	354,458	A+
Munich Re of Malta (2) (5)	295,887	NR	302,391	NR
Swiss Re Life & Health America Inc. (4)	242,177	A+	245,543	A+
American Health and Life Insurance Company (2)	173,483	B	172,956	B
Munich American Reassurance Company	112,297	A+	112,841	A+
Korean Reinsurance Company	101,790	A	102,915	A
RGA Reinsurance Company	88,911	A+	90,037	A+
Hannover Life Reassurance Company	33,063	A+	32,250	A+
TOA Reinsurance Company	25,623	A	24,619	A
All other reinsurers	41,584	-	41,368	-
Reinsurance recoverables	$4,263,111		$4,205,173

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
(2)

Includes balances ceded under coinsurance transactions of term life insurance policies that were in force as of December 31, 2009. Amounts shown are net of their share of the reinsurance recoverables from other reinsurers.

(3)	Includes amounts ceded to Transamerica Reinsurance Companies and fully retroceded to SCOR Global Life Reinsurance Companies.
(4)	Includes amounts ceded to Lincoln National Life Insurance and fully retroceded to Swiss Re Life & Health America Inc.
(5)	This entity is rated AA- by S&P.

Benefits and claims ceded to reinsurers during the three months ended March 31, 2018 and 2017 were approximately $340.3 million and $342.8 million, respectively.

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Policy claims and other benefits payable, beginning of period	$307,401	$268,136
Less reinsured policy claims and other benefits payable	322,137	323,195
Net balance, beginning of period	(14,736)	(55,059)
Incurred related to current year	47,787	41,497
Incurred related to prior years (1)	(2,250)	1,647
Total incurred	45,537	43,144
Claims paid related to current year, net of reinsured policy claims received	(143,302)	(126,492)
Reinsured policy claims received related to prior years, net of claims paid	23,287	60,648
Total paid	(120,015)	(65,844)
Foreign currency translation	(167)	16
Net balance, end of period	(89,381)	(77,743)
Add reinsured policy claims and other benefits payable	397,700	346,140
Balance, end of period	$308,319	$268,397

(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period end and the actual incurred claims reported after period end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity and payment lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Common stock, beginning of period	44,251	45,721
Shares issued for stock options exercised	-	38
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	223	271
Common stock retired	(521)	(480)
Common stock, end of period	43,953	45,550

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of March 31, 2018, we had a total of 779,869 RSUs and 65,983 PSUs outstanding. The PSU outstanding balance is based on the targeted number of PSUs granted in the award agreement; however, the actual number of common shares issued could be higher or lower based on actual versus targeted performance. See Note 9 (Share Based Transactions) for discussion of the PSU award structure.

On February 6, 2018, our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through June 30, 2019 (the “share repurchase program”). Under the share repurchase program, we repurchased 467,614 shares of our common stock in the open market for an aggregate purchase price of approximately $46.3 million through March 31, 2018. Approximately $228.7 million remains available for repurchases of our outstanding common stock under the share repurchase program as of March 31, 2018.

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

We determine the potential dilutive effect of PSUs and stock options outstanding (“contingently-issuable shares”) on EPS using the treasury-stock method. Under this method, we determine the proceeds that would be received from the issuance of the contingently-issuable shares if the end of the reporting period were the end of the contingency period. The proceeds from the contingently-issuable shares include the remaining unrecognized compensation expense of the awards and the cash received for the exercise price on stock options. We then use the average market price of our common shares during the period the contingently-issuable shares were outstanding to determine how many shares we could repurchase with the proceeds raised from the issuance of the contingently-issuable shares. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares and vested RSUs by incorporating the increased fully-diluted share count to determine diluted EPS.

The calculation of basic and diluted EPS was as follows:

	Three months ended March 31,
	2018	2017
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$65,715	$52,070
Income attributable to unvested participating securities	(425)	(421)
Net income used in calculating basic EPS	$65,290	$51,649
Denominator:
Weighted-average vested shares	44,740	46,301
Basic EPS	$1.46	$1.12

Diluted EPS:
Numerator:
Net income	$65,715	$52,070
Income attributable to unvested participating securities	(424)	(421)
Net income used in calculating diluted EPS	$65,291	$51,649
Denominator:
Weighted-average vested shares	44,740	46,301
Dilutive effect of incremental shares to be issued for contingently-issuable shares	115	73
Weighted-average shares used in calculating diluted EPS	44,855	46,374
Diluted EPS	$1.46	$1.11

(9) Share-Based Transactions

The Company has outstanding equity awards under its Omnibus Incentive Plan ("OIP"). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards under the OIP to our management (officers and other key employees), non-employees who serve on our Board of Directors, and sales force leaders. For more information on equity awards granted under the OIP, see Note 14 (Share-Based Transactions) to our consolidated financial statements within our 2017 Annual Report.

Equity awards granted to our sales force prior to January 2018 contained sales restrictions that expired over three years. Because of such sales restrictions, the fair market value of the awards incorporated an illiquidity discount reflecting the risk associated with the post-vesting restrictions. Equity awards granted under quarterly contests starting in January 2018 no longer contain sales restrictions, thereby eliminating the need to incorporate an illiquidity discount. These awards are measured using the fair value at the conclusion of the quarterly contest. Awards granted before January 2018 maintain the post-vest restrictions established at the time of grant.

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

The impacts of equity awards granted are as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Total equity awards expense recognized	$11,502	$9,743
Quarterly incentive awards expense deferred	2,494	2,746

On February 26, 2018, the Compensation Committee of the Board of Directors granted the following equity awards to employees as part of the annual approval of management incentive compensation:

•

94,758 RSUs awarded to management with a measurement-date fair value of $100.55 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

30,579 PSUs awarded under the OIP to our four top executives with a measurement-date fair value of $100.55 per unit. The PSUs will be earned on March 1, 2021 contingent upon the Company achieving a target annual average three-year return on adjusted equity (“ROAE”) for the period from January 1, 2018 through December 31, 2020. The actual number of common shares that will be issued will vary based on the actual ROAE relative to the target ROAE and can range from zero to 45,868 shares.

All awards granted to employees on February 26, 2018 vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately vest for a retirement-eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE ending on December 31, 2020, even if that employee retires prior to the completion of the three-year performance period.

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term ending on January 15, 2026. At March 31, 2018, the amount of the LOC outstanding was approximately $342.1 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of March 31, 2018, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

Further discussion on the Company’s letter of credit is included in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2017 Annual Report.

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

(11) Other Comprehensive Income

The components of other comprehensive income (loss) ("OCI"), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(8,401)	$1,126
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	15
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(8,401)	$1,111
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(32,343)	$7,281
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(6,850)	2,548
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(25,493)	4,733

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(316)	(68)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(66)	(24)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(250)	(44)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(25,743)	$4,689

(12) Debt

Notes Payable. At March 31, 2018, the Company had $375.0 million of publicly-traded, senior unsecured notes (the "Senior Notes"), with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022. As of March 31, 2018, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended March 31, 2018.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2017 Annual Report.

Surplus Note. In May 2017, Primerica Life and Vidalia Re amended the Vidalia Re Coinsurance Agreement (the "Expanded Vidalia Re Coinsurance Agreement") whereby Primerica Life ceded level-premium term life insurance policies issued in 2015 and 2016 to Vidalia Re effective June 30, 2017. The Expanded Vidalia Re Coinsurance Agreement also provides the option for Primerica Life to cede level-premium term life insurance policies issued in 2017 to Vidalia Re at a future date. Concurrent with the execution of the Expanded Vidalia Re Coinsurance Agreement, Vidalia Re entered into an amendment to the Surplus Note Purchase Agreement (the "Expanded Surplus Note Purchase Agreement") with Hannover Re and the LLC. Under the Expanded Surplus Note Purchase Agreement, the capacity of the principal amount of both the Surplus Note and the credit-enhanced LLC Note will be increased over time in accordance with the expanded amount of policy reserves being contractually supported under the Expanded Vidalia Re Coinsurance Agreement. The maturity date of both notes has been extended from December 31, 2029 to December 31, 2030. Based on the estimated reserves for ceded policies issued in 2011 through 2016, the principal amounts of the Surplus Note and the LLC Note are expected to reach approximately $1.3 billion each.  The amended financing arrangement remains non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note. No other material terms or conditions of the original Surplus Note Purchase Agreement were modified under the Expanded Surplus Note Purchase Agreement. At March 31, 2018, the principal amount outstanding on the Surplus Note issued by Vidalia Re was approximately $796.5 million, which is equal to the principal amount of the LLC Note.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2017 Annual Report.

Revolving Credit Facility. On December 19, 2017, we entered into a $200.0 million five-year unsecured revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of March 31, 2018, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility.

(13) Revenue from Contracts with Customers

Our revenues from contracts with customers primarily include:

•

Commissions and fees earned for the marketing and distribution of investment and savings products underwritten by mutual fund companies and annuity providers. For purposes of ASU 2014-09, mutual fund companies and annuity providers are considered the customers in marketing and distribution arrangements.

•	Fees earned for investment advisory and administrative services within our managed investments programs.
•	Account-based fees for transfer agent recordkeeping functions and non-bank custodial services.
•	Fees associated with the distribution of other third-party financial products.
•

Other revenue from the sale of miscellaneous products and services including monthly subscription fees from our sales representatives for access to Primerica Online ("POL"), our primary sales force support tool.

Premiums from insurance contracts we underwrite, fees received from segregated funds insurance contracts, and income earned on our invested assets are excluded from the definition of revenues from contracts with customers in accordance with U.S. GAAP.

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$10,415	$9,446
Total segment revenues from contracts with customers	10,415	9,446
Revenues from sources other than contracts with customers	259,894	224,605
Total Term Life Insurance segment revenues	$270,309	$234,051

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$64,461	$60,517
Asset-based revenues	59,540	50,464
Account-based revenues	20,595	13,217
Other, net	2,336	2,199
Total segment revenues from contracts with customers	146,932	126,397
Revenues from sources other than contracts with customers (segregated funds)	15,109	14,010
Total Investment and Savings Products segment revenues	$162,041	$140,407

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$7,122	$6,060
Other, net	1,146	1,294
Total segment revenues from contracts with customers	8,268	7,354
Revenues from sources other than contracts with customers	19,305	23,352
Total Corporate and Other Distributed Products segment revenues	$27,573	$30,706

(1)

Includes approximately $0.8 million attributable to performance obligations satisfied in a previous reporting period and represents the collection of variable consideration in the transaction price that had been previously constrained.

We recognize revenue upon the satisfaction of the related performance obligation, unless the transaction price includes variable consideration that is constrained; in which case, we recognize revenue when the uncertainty associated with the constrained amount is subsequently resolved. Variable consideration is not treated as constrained to the extent it is probable that no significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is resolved. We have no material obligations for refunds of commission and fees on contracts with customers subsequent to completion of our performance obligation.

Investment and Savings Products Marketing and Distribution Services. We receive commissions and fees from mutual fund companies and annuity providers for the marketing and distribution by our licensed sales representatives of investment and savings products underwritten by such companies and providers. We recognize the sales-based marketing and distribution revenue received by such companies and providers at the point in time our performance obligation to them is satisfied, which is the trade date. The sales-based commissions from mutual fund companies and annuity providers are known and are due at the same time our performance obligation to such mutual fund companies and annuity providers is satisfied. We also receive ongoing asset-based commissions from mutual fund companies and annuity providers each reporting period based on client asset values. We do not recognize revenue for asset-based marketing and distribution commissions until the end of each subsequent reporting period when the amount becomes known and due from mutual fund companies or annuity providers as this revenue represents variable consideration that is fully constrained at the point in time our distinct performance obligation to mutual fund companies and annuity providers is satisfied. We consider variable consideration in the form of asset-based marketing and distribution commissions to be fully constrained as the amounts we will be entitled to collect are highly uncertain and susceptible to factors outside of our control. Such factors include the market values of assets under management and the length of time investors hold their accounts. Asset-based marketing and distribution commissions recognized during the current period are almost exclusively attributable to distinct performance obligations satisfied to mutual fund companies and annuity providers in previous periods. The adoption of ASU 2014-09 did not result in any changes in the timing or measurement of revenue recognition for marketing and distribution services of investment and savings products.

Investment Advisory and Administrative Services. We provide investment advisory and administrative services over time to investors in the managed investments programs we offer. We recognize revenue over time for daily investment advisory and administrative services that are substantially the same and have the same pattern of delivery. Fees for these services, which are based on a percentage of client assets in managed investment programs, become known and are charged to investors during the same reporting period in which the daily investment advisory and administrative services are performed. The adoption of ASU 2014-09 did not result in any changes in the timing or measurement of revenue recognition for investment advisory and administrative services.

Account-based Services. We provide distinct transfer agent recordkeeping services for certain mutual funds we distribute and non-bank custodial services to investors purchasing investment products we distribute through qualified retirement accounts in the United States. Fees charged for these account-based services consist primarily of a stated fee for each investment position or each qualified retirement account. Generally, our performance obligation for each account-based service arrangement is satisfied over time and is substantially the same with the same pattern of delivery. We recognize revenue to which we are entitled for each investment position or each qualified account over time based on the time-based pro-rata amount earned each reporting period. The adoption of ASU 2014-09 did not result in any changes in the timing or measurement of revenue recognition for account-based services.

Distribution of Other Third-party Financial Products. We distribute various other financial products on behalf of third parties to consumers. We receive upfront commissions and/or renewal commissions from product providers for sales of other financial product sales we have arranged. We recognize revenue at the point in time our performance obligation to product providers is satisfied, which is generally on the date the financial product is purchased by the consumer from the product provider. For certain financial products, most notably prepaid legal subscriptions and auto and homeowners’ insurance referrals, we receive ongoing renewal commissions that coincide with recurring payments received by product providers from active subscribers or policyholders. Ongoing renewal commissions represent variable consideration that will not be resolved until after the reporting period in which our performance obligation has been satisfied. We estimate variable consideration in the transaction price for these financial products (with the exception of miscellaneous products for which we expect nominal ongoing commissions) as the expected amount of commissions to be received over the life of the subscription or referred policy and apply a constraint so that it is probable that a subsequent change in estimate will not result in a significant revenue reversal. Management judgement primarily is required to determine the average life of a subscription or referred policy, which we establish based on historical information. We recognize variable consideration in excess of the amount constrained in subsequent reporting periods when the uncertainty is resolved and the excess amounts are due from the product providers. Prior to the adoption of ASU 2014-09, we recognized revenue for ongoing renewal commissions associated with other third-party financial products upon receipt of the commission revenue from the product providers, which is the point in time when the amount became fixed and determinable.

Revenue for Other Services. We recognize revenue from the sale of other miscellaneous products and services, including monthly subscription fees from our sales representatives for access to POL, upon the transfer of the promised product or service. For POL subscriptions, we satisfy our performance obligation by providing subscribers access to the promised services over time during each monthly subscription period. Revenue recognized from the sale of other miscellaneous products and services becomes known and charged at the same time we satisfy the corresponding performance obligation.

Contract Balances. For revenue associated with ongoing renewal commissions on other distributed financial products, we record a contract asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the sale or referral, less amounts that are constrained. The contract asset is reduced for commissions that are billed and become due receivables from product providers during the reporting period.

Activity in the contract asset account was as follows:

Three months ended March 31, 2018
(In thousands)
Balance, beginning of period	$48,533
Current period sales, net of collection of renewal commissions	(120)
Balance, at the end of period	$48,413

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the three months ended March 31, 2018.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to our sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, "we", "us" or the “Company”) for the period from December 31, 2017 to March 31, 2018. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2017 Annual Report as well as Item 1A of Part II (Other Information) included elsewhere in this report. Actual results may differ materially from those contained in any forward-looking statements.

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

Term Life Insurance. We distribute the term life insurance products that we originate through our three issuing life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”), National Benefit Life Insurance Company (“NBLIC”), and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Our in-force term insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. While premiums typically remain level during the initial term period, our claim obligations generally increase as our policyholders age. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of policy lapses and the payment of expected claims obligations.

Investment and Savings Products. In the United States, we distribute mutual funds, managed investments, variable and fixed annuity products of several third-party companies. We provide investment advisory and administrative services for client assets invested in our managed investments programs. We also perform distinct transfer agent recordkeeping services for certain mutual funds we distribute and non-bank custodial services to investors purchasing investment products we distribute through qualified retirement accounts. In Canada, we offer our own Primerica-branded mutual funds, as well as mutual funds of other companies, and segregated funds, which are underwritten by Primerica Life Canada.

Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including closed blocks of various insurance products underwritten by NBLIC, prepaid legal services, and other financial products. These products, except for closed blocks of various insurance products underwritten by NBLIC, are distributed pursuant to distribution arrangements with third-party companies through our independent sales force. Net investment income earned on our invested asset portfolio is recorded in our Corporate and Other Distributed Products segment, with the exception of the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs.  Interest expense incurred by the Company is attributed solely to the Corporate and Other Distributed Products segment.

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

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended March 31,
	2018	2017
New recruits	76,230	70,983
New life-licensed sales representatives	11,730	10,903

New recruits increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to sustained growth in the size of our independent sales force, resulting in more agents available to actively recruit. New life-licensed representatives increased during the three months ended March 31, 2018 compared to the same period in 2017 reflecting strong recruiting trends in recent periods.

The size of our life-licensed independent sales force was as follows:

	March 31, 2018	December 31, 2017
Life-licensed sales representatives	127,182	126,121

The size of our life-licensed independent sales force at March 31, 2018 increased compared to December 31, 2017 primarily due to the growth in new life-licensed representatives in recent periods.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended March 31,
	2018	2017
Average number of life-licensed sales representatives	126,361	117,049
Number of new policies issued	70,821	70,642
Average monthly rate of new policies issued per life-licensed sales representative	0.19	0.20

New life insurance policies issued during the three months ended March 31, 2018 remained relatively consistent with the three months ended March 31, 2017. Productivity, measured by the average monthly rate of new policies issued per life-licensed sales representative, was in line with historical experience, but slightly below the prior year period.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2018	% of beginning balance	2017	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$763,831		$728,385
Net change in face amount:
Issued face amount	22,258	3%	21,628	3%
Terminations	(17,788)	(2)%	(16,704)	(2)%
Foreign currency	(2,570)	*	447	*
Net change in face amount	1,900	*	5,371	1%
Face amount in force, end of period	$765,731		$733,756
*	Less than 1%.

The face amount of term life policies in force increased 4% as of March 31, 2018 as compared to March 31, 2017 primarily due to strong policy sales and the consistent level of terminations as a percentage of the beginning face amount in force, which allowed issued face amount to outpace policy terminations face amount.  As a percentage of the beginning face amount in force, issued face amount as well as terminations during the three months ended March 31, 2018 remained consistent with the prior year period. The impact from foreign currency translation on face amount in force was minimal in both periods reflecting normal volatility in foreign currency exchange rates.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended March 31,		Change
	2018	2017	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$1,068	$985	$83	8%
Annuities and other	444	427	17	4%
Total sales-based revenue generating product sales	1,512	1,412	100	7%
Managed investments	189	71	118	166%
Segregated funds	82	102	(20)	(20)%
Total product sales	$1,783	$1,585	$198	12%
Average client asset values:
Retail mutual funds	$38,183	$33,333	$4,850	15%
Annuities and other	18,272	16,205	2,067	13%
Managed investments	2,739	1,954	785	40%
Segregated funds	2,510	2,331	179	8%
Total average client asset values	$61,704	$53,823	$7,881	15%

The rollforward of asset values in client accounts was as follows:

	Three months ended March 31,
	2018	% of beginning balance	2017	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$61,167		$52,339
Net change in asset values:
Inflows	1,783	3%	1,585	3%
Redemptions	(1,571)	(3)%	(1,265)	(2)%
Net inflows	212	*	320	1%
Change in fair value, net	(276)	*	2,219	4%
Foreign currency, net	(283)	*	47	*
Net change in asset values	(347)	(1)%	2,586	5%
Asset values, end of period	$60,820		$54,925
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended March 31,		Change
	2018	2017	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,130	2,218	(88)	(4)%
Recordkeeping only	665	670	(5)	(1)%
Total average number of fee- generating positions	2,795	2,888	(93)	(3)%

(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees earned for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Product sales. Investment and savings products sales increased during the three months ended March 31, 2018 compared to the same period in 2017 with the largest driver being increased sales of managed investments as a result of the Lifetime Investments Platform that we launched in the second quarter of 2017. Strong market performance in recent periods had a positive impact on consumer demand for retail mutual funds, which also contributed to the increase in product sales.

Average client asset values. The growth in average client asset values during the first quarter of 2018 compared with the prior year period was primarily due to market appreciation and continued net positive inflows in recent periods.

Rollforward of client asset values. The slight decline in client asset values during the three months ended March 31, 2018 was primarily due to a modest decrease in market value during the first quarter of 2018 as well as the effect of a lower Canadian dollar period-end spot rate on the translated amount of Canadian client assets. These decreases were partially offset by net inflows, which remained positive during the three months ended March 31, 2018.

Average number of fee-generating positions. The average number of fee-generating positions decreased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the transition of our clients’ managed investments from Freedom Portfolios, for which we earn transfer agent recordkeeping fees, to the Lifetime Investments Platform, for which we do not earn transfer agent recordkeeping fees, since the second quarter of 2017.

Other business trends and conditions. Regulatory changes can also impact our product sales. On April 8, 2016, the Department of Labor (“DOL”) published a final rule (“the DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (“IRC”) Section 4975. In connection with the DOL Fiduciary Rule, the DOL also issued new exemptions and amended several existing exemptions. On June 9, 2017, the DOL Fiduciary Rule and certain transitional exemptions became applicable, with the final exemptions scheduled to go into effect on July 1, 2019. On March 15, 2018 the United States Court of Appeals for the 5th Circuit issued a ruling vacating the DOL Fiduciary Rule and its related exemptions in its entirety. The mandate of the 5th Circuit issued on May 7, 2018 making the 5th Circuit’s decision final, pending any Supreme Court appeal.

On April 18, the SEC agreed to propose (i) a new rule to establish a “best interest” standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer, (ii) new and amended rules and forms to require registered broker-dealers, investment advisers and their investment professionals to provide a relationship summary to retail investors, (iii) required disclosures in retail communications, (iv) new restrictions on the user of the term “adviser” or “advisor” by broker-dealers in specified circumstances; and (v) an SEC interpretation of the fiduciary standard of conduct for investment advisers (together, the “SEC Best Interest Proposal”). The SEC has invited comment on its proposal.  Following the comment period, the SEC may recommend adoption of the proposed rules, or amended versions of them in response to public comment.

In addition to federal regulators, the National Association of Insurance Commissioners (“NAIC”) and certain states, including Connecticut, Nevada, New Jersey, and New York, have passed laws or proposed regulations requiring investment advisers, broker-dealers, and/or insurance agents to disclose conflicts of interest to consumers of investment and insurance products or to meet standards of care that their advice be in the customer’s best interest.

If the DOL Fiduciary Rule, including the final exemptions, the SEC Best Interest Proposal, or other state or federal legislation or proposals were to become applicable without revisions, we believe that certain changes to our business would be necessary. Because of the uncertain status of the DOL Fiduciary Rule, the SEC rule, or other rules, we have not determined the extent to which we would make necessitated compensation, product or other changes to our business. As a result, we are currently unable to quantify the impact on our business, financial position or results of operations.

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

Investment and Savings Products Segment. Our Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing management, marketing and support, and distribution fees, and the number of transfer agent recordkeeping positions and non-bank custodial fee-generating accounts we administer.

Sales. We earn commissions and fees, such as dealer re-allowances and marketing and distribution fees, based on sales of mutual fund products and annuities. Sales of investment and savings products are influenced by the overall demand for investment products in the United States and Canada, as well as by the size and productivity of our independent sales force. We generally experience seasonality in our Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients' tax return preparation season. While we believe the size of our independent sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, which may have a significantly greater effect on sales volume in any given fiscal period.

Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory and administrative fees on assets in managed investments. In Canada, we earn management fees on certain mutual fund assets and on the segregated funds for which we serve as investment manager.  Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients' accounts are primarily invested in equity funds.

Positions. We earn transfer agent recordkeeping fees for administrative functions we perform on behalf of several of our mutual fund providers. An individual client account may include multiple fund positions for which we earn transfer agent recordkeeping fees. We may also receive fees earned for non-bank custodial services that we provide to clients with retirement plan accounts.

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

•

sales of a higher proportion of managed investments and segregated funds products will spread the revenues generated over time because we earn higher revenues based on assets under management for these accounts each period as opposed to earning upfront revenues based on product sales; and

•

sales of a higher proportion of mutual fund products sold will impact the timing and amount of revenue we earn given the distinct transfer agent recordkeeping and non-bank custodial services we provide for certain mutual fund products we distribute.

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

Corporate and Other Distributed Products segment net investment income reflects actual net investment income recognized by the Company less the amount allocated to our Term Life Insurance segment based on the assumed net interest accreted to the segment’s U.S. GAAP-measured future policy benefit reserve liability less DAC. Actual net investment income reflected in the Corporate and Other Distributed Products segment is impacted by the size and performance of our invested asset portfolio, which can be influenced by interest rates, credit spreads, and the mix of invested assets.

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

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our consolidated financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk included in our 2017 Annual Report and Note 2 (Segment and Geographical Information) to our

unaudited condensed consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Income Taxes. The profitability of the Company and its subsidiaries is affected by income taxes assessed by federal, state, and territorial jurisdictions in the U.S. and federal and provincial jurisdictions in Canada.  Changes in tax legislation, such as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), impact the measurement of our deferred tax assets and liabilities and the amount of income tax expense we incur.

The Tax Reform Act reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018 and included other tax reforms affecting business, such as allowable business deductions and international tax provisions. The decrease in the federal corporate tax rate will reduce the Company’s overall effective tax rate in 2018 and thereafter even after factoring in certain increases from other provisions introduced by the Tax Reform Act.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2017 Annual Report. The most significant items on our condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Accounting Policy Changes. During the three months ended March 31, 2018, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates except for the recognition of changes in fair value for investment held in equity securities within our invested asset portfolio. Effective January 1, 2018, we adopted Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). Prior to the adoption of ASU 2016-01, the change in fair value (except for other-than-temporary impairment) on equity securities classified as available-for-sale was recognized in other comprehensive income (loss). Subsequent to the adoption of ASU 2016-01, the change in fair value on all investments in equity securities is recognized in net income and the available-for-sale classification for equity securities no longer remains. For the three months ended March 31, 2018, we recognized approximately $1.9 million of pre-tax losses in realized investment gains (losses) for the change in fair value of our investments in equity securities that would have been recorded as other comprehensive income (loss) prior to the adoption of ASU 2016-01.

For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2017 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$656,087	$627,698	$28,389	5%
Ceded premiums	(394,249)	(399,769)	(5,520)	(1)%
Net premiums	261,838	227,929	33,909	15%
Commissions and fees	166,827	144,268	22,559	16%
Investment income net of investment expenses	27,390	25,612	1,778	7%
Interest expense on surplus note	(8,373)	(5,718)	2,655	46%
Net investment income	19,017	19,894	(877)	(4)%
Realized investment gains (losses), including other-than-temporary impairment losses	(1,656)	134	(1,790)	*
Other, net	13,897	12,939	958	7%
Total revenues	459,923	405,164	54,759	14%

Benefits and expenses:
Benefits and claims	116,890	102,385	14,505	14%
Amortization of DAC	60,165	51,850	8,315	16%
Sales commissions	82,519	73,704	8,815	12%
Insurance expenses	41,109	37,621	3,488	9%
Insurance commissions	5,877	4,899	978	20%
Interest expense	7,173	7,127	46	1%
Other operating expenses	63,227	52,736	10,491	20%
Total benefits and expenses	376,960	330,322	46,638	14%
Income before income taxes	82,963	74,842	8,121	11%
Income taxes	17,248	22,772	(5,524)	(24)%
Net income	$65,715	$52,070	$13,645	26%
*	Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2018

Total revenues. Total revenues increased during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as higher direct premiums reflecting strong term life insurance policy sales in recent periods. Commissions and fees from our Investment and Savings Products segment increased largely due to growth in client asset values and higher sales of investment and savings products. In addition, revised contracts with a mutual fund provider and a service provider that expanded the scope of the Company’s transfer agent recordkeeping platform contributed to the increase in commissions and fees recognized for account-based revenues.

Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset and is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report. Net investment income decreased during the three months ended March 31, 2018 compared to the same period in 2017. The decline was largely due to approximately $1.2 million of lower portfolio yield as well as the impact of approximately $1.1 million attributable to lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting. These decreases were partially offset by the positive impact from a larger invested asset portfolio of approximately $2.1 million.

The change in realized investment gains (losses), including other-than-temporary (“OTTI”) losses was primarily due to the adoption of ASU 2016-01 in 2018, which resulted in the recognition of approximately $1.9 million of net losses for the change in fair value of equity securities that would have been recorded as other comprehensive income (loss) prior to the adoption of ASU 2016-01. During the three months ended March 31, 2017, the change in fair value of equity securities was a gain of approximately $1.5 million and recognized as other comprehensive income. The year-over-year difference in the change in fair value of equity securities was the result of declines in equity market valuations in the first quarter of 2018.

Other, net revenues increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 largely due to the increase in fees received for access to Primerica Online (“POL”), our primary sales force support tool. The increase in these fees is consistent with subscriber growth, as the size of our independent sales force has increased. Fees collected for POL subscriptions are allocated between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales force representatives that are licensed to sell products in each respective segment. The increase in these fees was also accompanied by higher technology spending incurred primarily to support and enhance POL as noted below in the “Total benefits and expenses” section.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2018 compared to the same period in 2017 largely due to growth in premium-related costs, which include benefits and claims and amortization of DAC. Also contributing to the increase in total benefits and expenses was other operating expenses reflecting increased expenses incurred in support of the revised transfer agent recordkeeping services contracts mentioned above, as well as higher costs of approximately $5.0 million due to annual employee merit increases, equity award grants, ongoing technology spending, and other expenses to support the business. The increase in sales commissions was relatively consistent with increases in commissions and fees revenues.

Income taxes. Our effective income tax rate was 20.8% and 30.4% for the three months ended March 31, 2018 and 2017, respectively. The change in the effective income tax rate was primarily due to the impact of the Tax Reform Act. Refer to Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our unaudited condensed consolidated financial statements included elsewhere in this report for information regarding the primary components impacting our effective tax rate during the current and prior year reporting periods.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$649,366	$620,379	$28,987	5%
Ceded premiums	(392,561)	(398,077)	(5,516)	(1)%
Net premiums	256,805	222,302	34,503	16%
Allocated investment income	3,089	2,303	786	34%
Other, net	10,415	9,446	969	10%
Total revenues	270,309	234,051	36,258	15%
Benefits and expenses:
Benefits and claims	112,831	97,771	15,060	15%
Amortization of DAC	56,673	50,133	6,540	13%
Insurance expenses	38,956	35,717	3,239	9%
Insurance commissions	2,228	1,408	820	58%
Total benefits and expenses	210,688	185,029	25,659	14%
Income before income taxes	$59,621	$49,022	$10,599	22%

Results for the Three Months Ended March 31, 2018

Net premiums. Direct premiums grew in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the increase in the number of new policies issued in recent periods and growth in the in-force book of business. The decline in ceded premiums includes approximately $16.6 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, partially offset by approximately $11.1 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase in direct premiums combined with the reduction in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Benefits and claims. Benefits and claims increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 mainly due to growth in net premiums. Incurred claims for the three months ended March 31, 2018 were elevated, reflecting seasonality often seen in the first quarter, and were in-line with the prior year experience.

Amortization of DAC. The amortization of DAC increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 largely due to growth in net premiums. Additionally, approximately $1.5 million of higher amortization was recognized in the first quarter of 2017 for certain policies held by clients in Louisiana that we restricted from lapsing in 2016 at the request of the Louisiana Department of Insurance due to severe flooding.

Insurance expenses. Insurance expenses increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to approximately $1.4 million of higher employee-related expenses and increased spending on technology, primarily associated with POL, as well as higher growth-related expenses of approximately $1.5 million. These increases in insurance expenses reflect approximately $1.0 million of lower retaliatory premium taxes and representative licensing fees we incurred due to changing the state of domicile of Primerica Life to Tennessee in December 2017.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$64,461	$60,517	$3,944	7%
Asset-based revenues	74,649	64,474	10,175	16%
Account-based revenues	20,595	13,217	7,378	56%
Other, net	2,336	2,199	137	6%
Total revenues	162,041	140,407	21,634	15%
Expenses:
Amortization of DAC	3,442	1,734	1,708	99%
Insurance commissions	3,199	2,959	240	8%
Sales commissions:
Sales-based	46,259	43,209	3,050	7%
Asset-based	32,484	27,630	4,854	18%
Other operating expenses	36,673	27,756	8,917	32%
Total expenses	122,057	103,288	18,769	18%
Income before income taxes	$39,984	$37,119	$2,865	8%

Results for the Three Months Ended March 31, 2018

Commissions and fees. Commissions and fees increased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the growth in asset-based revenues reflecting higher average client asset values as a result of market appreciation and net positive inflows. Account-based revenues grew primarily due to revised contracts with a mutual fund provider and a service provider that expanded the scope of the Company’s transfer agent recordkeeping platform. The increase in account-based revenues was offset by higher other operating expenses incurred to service this contract. Sales-based revenues also increased in line with higher sales-based revenue generating product sales during the three months ended March 31, 2018 versus the comparable period in 2017.

Amortization of DAC. Amortization of DAC increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 largely due to unfavorable market performance of the funds underlying our Canadian segregated funds product during the current period.

Sales commissions. The increase in sales-based commissions for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was consistent with the increase in sales-based revenues.

Other operating expenses. Other operating expenses increased during three months ended March 31, 2018 compared to the three months ended March 31, 2017 largely to service the expanded scope of the revised transfer agent recordkeeping contracts discussed above as well as higher employee-related costs.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$6,721	$7,319	$(598)	(8)%
Ceded premiums	(1,688)	(1,692)	(4)	*
Net premiums	5,033	5,627	(594)	(11)%
Commissions and fees	7,122	6,060	1,062	18%
Allocated investment income net of investment expenses	24,301	23,309	992	4%
Interest expense on surplus note	(8,373)	(5,718)	2,655	46%
Allocated net investment income	15,928	17,591	(1,663)	(9)%
Realized investment gains (losses), including other-than- temporary impairment losses	(1,656)	134	(1,790)	*
Other, net	1,146	1,294	(148)	(11)%
Total revenues	27,573	30,706	(3,133)	(10)%
Benefits and expenses:
Benefits and claims	4,059	4,614	(555)	(12)%
Amortization of DAC	50	(17)	67	*
Insurance expenses	2,153	1,904	249	13%
Insurance commissions	450	532	(82)	(15)%
Sales commissions	3,776	2,865	911	32%
Interest expense	7,173	7,127	46	1%
Other operating expenses	26,554	24,980	1,574	6%
Total benefits and expenses	44,215	42,005	2,210	5%
Loss before income taxes	$(16,642)	$(11,299)	$5,343	47%
*	Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2018

Total revenues. The decrease in total revenues during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was largely driven by the decline in realized investment gains (losses), including OTTI losses as well as lower allocated investment income net of investment expenses as discussed earlier in “Total revenues” under the consolidated “Primerica, Inc. and Subsidiaries Results” section. In addition, net premiums declined due to the run-off of the closed blocks of business issued by NBLIC. These decreases in total revenues were partially offset by the increase in commissions and fees from other distributed products due to increased sales of an ancillary product added to our other distributed product offerings since the prior year reporting period.

The application of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) in the current reporting period did not result in any material changes in the revenue recognized for commissions and fees associated with other distributed products as discussed in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to higher employee-related equity award expenses included in other operating expenses as well as higher sales commissions driven by higher commissions and fees revenue.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of March 31, 2018, we did not hold any country of issuer concentrations outside of the U.S. or

Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	March 31, 2018	December 31, 2017
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.7 years	3.8 years
Average book yield of our fixed-maturity portfolio	3.92%	3.97%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	March 31, 2018		December 31, 2017
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$390,398	20%	$360,622	19%
AA	169,017	9%	158,574	8%
A	462,546	23%	417,047	22%
BBB	880,323	45%	875,846	47%
Below investment grade	67,061	3%	66,136	4%
Not rated	3,559	*	3,901	*
Total	$1,972,904	100%	$1,882,126	100%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	March 31, 2018
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Canada	$20,651	$20,436	$215	AAA
AT&T Inc.	13,044	12,271	773	BBB+
National Rural Utilities Cooperative	10,747	10,280	467	A
Province of British Columbia Canada	10,535	10,505	30	AAA
Province of Quebec Canada	10,203	9,464	739	A+
Province of Alberta Canada	9,920	9,881	39	A+
General Electric Co.	9,918	9,980	(62)	A
Municipal Finance Authority of British Columbia	9,497	9,595	(98)	AAA
Wells Fargo & Co.	9,181	9,137	44	A-
Bank of Montreal	8,904	9,001	(97)	A+
Total – ten largest holdings	$112,600	$110,550	$2,050
Total – fixed-maturity securities	$1,990,763	$1,972,904
Percent of total fixed-maturity securities	6%	6%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of common shares outstanding. At March 31, 2018, the Parent Company had cash and invested assets of approximately $107.0 million.

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

Historically, cash flows generated by our businesses, primarily from our existing block of term life policies and our investment and savings products, have provided us with sufficient liquidity to meet our operating requirements. We anticipate that cash flows from our businesses will continue to provide sufficient operating liquidity over the next 12 months. We do not expect our after tax cash flows to change significantly as a result of the Tax Reform Act given that lower tax payments caused by the reduction of the U.S. federal corporate income tax rate to 21% effective January 1, 2018 will be largely offset by provisions in the Tax Reform Act that extend the time period for which we are able to realize tax deductions for deferred acquisition costs and policy reserves from our insurance businesses.

We may seek to enhance our liquidity position or capital structure through borrowings from third-party sources, sales of debt or equity securities, reserve financings or some combination of these sources. Additionally, we believe that cash flows from our businesses and potential sources of funding will sufficiently support our long-term liquidity needs.

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2018	2017	$
	(In thousands)
Net cash provided by (used in) operating activities	$46,399	$52,547	$(6,148)
Net cash provided by (used in) investing activities	(72,085)	(33,741)	(38,344)
Net cash provided by (used in) financing activities	(62,842)	(45,235)	(17,607)
Effect of foreign exchange rate changes on cash	(849)	215	(1,064)
Change in cash and cash equivalents	$(89,377)	$(26,214)	$(63,163)

Operating Activities.  Cash provided by operating activities decreased during the three months ended March 31, 2018 versus the three months ended March 31, 2017 largely due to purchases of trading securities investments with cash on-hand at our U.S. broker-dealer subsidiary. Also contributing to the year-over-year decrease in operating cash flows is the net impact of the timing of receipts for reinsured claims and payment of ceded premiums with reinsurers as of the end of the reporting period in the current year. This decrease was partially offset by higher cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. Growth in direct premiums as well as the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to generate positive incremental cash.

Investing Activities.  The largest item affecting the year-over-year increase in cash used in investing activities was the higher use of cash in 2018 to purchase investments in fixed-maturity securities compared with 2017 as the size of our investment portfolio continued to grow along with the growth of our in-force term life business. These purchases were partially offset by an increase in fixed-maturity investments that matured during the first three months of 2018 versus the comparable period in the prior year.

Financing Activities.  The increase in cash used in financing activities during the three months ended March 31, 2018 compared to the first three months of 2017 was primarily due to higher repurchases of common stock on a year-over-year basis.

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

As of March 31, 2018, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements and remained well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of March 31, 2018, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a standardized reserving formula. PLIC adopted PBR during the first quarter of 2018. Prior to the adoption of PBR, premiums for U.S. policies were guaranteed to remain level for the initial term period up to a maximum of 20 years.  The adoption of PBR facilitated extending the premium guarantees for PLIC for the entire initial term period for new sales. The new principle-based reserve regulation will significantly reduce the statutory policy benefit reserve requirements, but will only apply for business issued after the effective date. As a result, we expect that the adoption of PBR will significantly reduce the need to engage in future redundant reserve financing transactions for business issued after the effective date. See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2017 Annual Report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at March 31, 2018. No events of default(s) occurred during the three months ended March 31, 2018.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2017.

Short-Term Borrowings. We had no short-term borrowings as of or during the three months ended March 31, 2018.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of March 31, 2018.

Credit Facility Agreement. On December 19, 2017, we entered into a $200.0 million five-year unsecured revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200 million commitment of the lenders under the Revolving Credit Facility. As of March 31, 2018, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility.

Contractual Obligations Update. There has been no material changes in contractual obligations from those disclosed in the 2017 Annual Report.

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
•

if heightened standards of conduct or more stringent licensing requirements, such as those proposed by the Securities and Exchange Commission, those adopted by the Department of Labor, and those proposed or adopted by other state legislatures or regulators, are imposed on us or our sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposures to market risk since December 31, 2017. For details on the Company's interest rate, foreign currency exchange, and credit risks, see "Item 7A. Quantitative and Qualitative Information About Market Risks" in our 2017 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

The following supplements and amends the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017, which are incorporated herein by reference.

If heightened standards of conduct or more stringent licensing requirements, such as those proposed by the Securities and Exchange Commission (“SEC”), those adopted by the Department of Labor (“DOL”), and those proposed or adopted by state legislatures or regulators, are imposed on us or our sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

Our U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer, and our U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by the Financial Industry Regulatory Authority (“FINRA”). These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. In January 2011 under the authority of the Dodd-Frank Act, which gives the SEC the power to impose on broker-dealers a heightened standard of conduct that is currently applicable only to investment advisers, the SEC recommended to Congress that the SEC adopt a fiduciary standard of conduct for broker-dealers that is uniform with that of investment advisors. On April 18, the SEC agreed to propose (i) a new rule to establish a “best interest” standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer, (ii) new and amended rules and forms to require registered broker-dealers, investment advisers and their investment professionals to provide a relationship summary to retail investors, (iii) required disclosures in retail communications, (iv) new restrictions on the user of the term “adviser” or “advisor” by broker-dealers in specified circumstances; and (v) an SEC interpretation of the fiduciary standard of conduct for investment advisers (together, the “SEC Best Interest Proposal”). The SEC has invited comment on its proposal.  Following the comment period, the SEC may recommend adoption of the proposed rules, or amended versions of them in response to public comment

On April 8, 2016, the DOL published a final rule (the “DOL Fiduciary Rule”), which more broadly defines the circumstances under which a person or entity may be considered a fiduciary for purposes of the prohibited transaction rules of the ERISA and IRC Section 4975. Simultaneously with publication of the DOL Fiduciary Rule, the DOL issued new, and amended existing, exemptions intended, among other things, to allow advisers and their firms to continue to receive common forms of compensation that would otherwise be prohibited due to the DOL Fiduciary Rule. On June 9, 2017, the DOL Fiduciary Rule and certain transitional exemptions became applicable, with the final exemptions scheduled to go into effect on July 1, 2019. On March 15, 2018 the United States Court of Appeals for the 5th Circuit issued a ruling vacating the DOL Fiduciary Rule and its related exemptions in its entirety. The mandate of the 5th Circuit issued on May 7, 2018 making the 5th Circuit’s decision final, pending any Supreme Court appeal.

If the DOL Fiduciary Rule, including the final exemptions, or any SEC rule were to become applicable in its current form, we believe that certain changes to our investment and savings business would be necessary in order for us to continue to help investors. Because of the uncertainty of the status of the DOL Fiduciary Rule or an SEC rule, we have not determined the extent to which we would make necessitated compensation, product or other changes to our investment and savings business.  While we have incurred, and would expect to continue to incur, increased costs associated with the DOL Fiduciary Rule and the SEC Best Interest Proposal, we cannot quantify the collective impact of those costs and other changes on the Company. Changes resulting from the DOL Fiduciary Rule or an SEC rule could make it more difficult for us and our sales representatives to profitably serve the middle-income market, which could materially adversely affect our business, financial condition, and results of operations.

In addition to federal regulators, the National Association of Insurance Commissioners and certain states, including Connecticut, Nevada, New Jersey, and New York, have passed laws or proposed regulations requiring investment advisers, broker-dealers, and/or insurance agents to disclose conflicts of interest to consumers of investment and insurance products or to meet standards of care that their advice be in the customer’s best interest.

Heightened standards of conduct as a result of any of the above items or another similar proposed rule or regulation could also increase the compliance and regulatory burdens on our representatives, and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of our licensed representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2018, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2018	-	$-	-	$50,000,630
February 1 - 28, 2018	121,000	99.17	121,000	263,000,430
March 1 - 31, 2018	400,322	98.77	346,614	228,696,042
Total	521,322	$98.86	467,614	$228,696,042

(1)

Consists of (a) repurchases of 53,708 shares at an average price of $97.50 arising from share-based compensation tax withholdings, and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

(2)	On February 6, 2018, our Board of Directors authorized a new share repurchase program for up to $275.0 million of our outstanding common stock for purchases through June 30, 2019.

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
(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

May 9, 2018	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)