Form 10-Q
period 2018-06-30
Primerica, Inc.
filed 2018-08-08
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 31, 2018
Common Stock, $0.01 Par Value	43,125,719 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2018	December 31, 2017
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,983,956 in 2018 and $1,877,326 in 2017)	$1,985,890	$1,927,842
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $838,637 in 2018 and $779,472 in 2017)	843,810	737,150
Equity securities available-for-sale, at fair value (amortized cost: $0 in 2018 and $31,331 in 2017)	-	41,107
Equity securities, at fair value (historical cost: $36,711 in 2018 and $0 in 2017)	39,842	-
Trading securities, at fair value (amortized cost: $23,090 in 2018 and $6,172 in 2017)	23,079	6,228
Policy loans	30,954	32,816
Total investments	2,923,575	2,745,143
Cash and cash equivalents	159,280	279,962
Accrued investment income	16,808	16,665
Reinsurance recoverables	4,199,275	4,205,173
Deferred policy acquisition costs, net	2,053,445	1,951,892
Agent balances, due premiums and other receivables	291,329	229,522
Intangible assets, net (accumulated amortization: $80,335 in 2018 and $78,633 in 2017)	49,812	51,513
Income taxes	50,909	48,614
Other assets	363,201	359,347
Separate account assets	2,389,007	2,572,872
Total assets	$12,496,641	$12,460,703

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,057,112	$5,954,524
Unearned premiums	452	486
Policy claims and other benefits payable	286,890	307,401
Other policyholders’ funds	386,571	377,998
Notes payable	373,474	373,288
Surplus note	843,073	736,381
Income taxes	182,140	177,468
Other liabilities	495,242	451,398
Payable under securities lending	82,096	89,786
Separate account liabilities	2,389,007	2,572,872
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	11,096,057	11,041,602

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2018 and 2017; issued and outstanding 43,168 shares in 2018 and 44,251 shares in 2017)	432	443
Paid-in capital	-	-
Retained earnings	1,409,104	1,375,090
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(10,309)	3,995
Net unrealized investment gains (losses) on available-for-sale securities:
Net unrealized investment gains not other-than-temporarily impaired	1,493	39,686
Net unrealized investment losses other-than-temporarily impaired	(136)	(113)
Total stockholders’ equity	1,400,584	1,419,101
Total liabilities and stockholders’ equity	$12,496,641	$12,460,703

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$667,191	$637,426	$1,323,278	$1,265,124
Ceded premiums	(403,449)	(406,043)	(797,698)	(805,811)
Net premiums	263,742	231,383	525,580	459,313
Commissions and fees	167,940	148,317	334,767	292,584
Investment income net of investment expenses	29,082	25,829	56,472	51,442
Interest expense on surplus note	(9,052)	(6,087)	(17,425)	(11,806)
Net investment income	20,030	19,742	39,047	39,636
Realized investment gains (losses), including other-than- temporary impairment losses	1,313	104	(344)	238
Other, net	14,790	14,150	28,687	27,089
Total revenues	467,815	413,696	927,737	818,860

Benefits and expenses:
Benefits and claims	105,069	99,512	221,960	201,897
Amortization of deferred policy acquisition costs	53,847	47,861	114,011	99,710
Sales commissions	82,954	75,440	165,473	149,144
Insurance expenses	43,451	36,920	84,560	74,541
Insurance commissions	6,417	5,157	12,294	10,057
Interest expense	7,229	7,143	14,401	14,270
Other operating expenses	55,083	45,274	118,311	98,011
Total benefits and expenses	354,050	317,307	731,010	647,630
Income before income taxes	113,765	96,389	196,727	171,230
Income taxes	27,065	33,282	44,313	56,054
Net income	$86,700	$63,107	$152,414	$115,176

Earnings per share:
Basic earnings per share	$1.96	$1.36	$3.41	$2.48
Diluted earnings per share	$1.95	$1.36	$3.40	$2.47

Weighted-average shares used in computing earnings per share:
Basic	44,066	45,984	44,401	46,142
Diluted	44,207	46,071	44,529	46,222

Supplemental disclosures:
Total impairment losses	$(54)	$(484)	$(103)	$(695)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-	-
Net impairment losses recognized in earnings	(54)	(484)	(103)	(695)
Other net realized investment gains	828	588	1,165	933
Net gains (losses) recognized on equity securities	539	-	(1,406)	-
Net realized investment gains (losses), including other-than- temporary impairment losses	$1,313	$104	$(344)	$238

Dividends declared per share	$0.25	$0.19	$0.50	$0.38

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$86,700	$63,107	$152,414	$115,176
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on investment securities	(15,578)	3,889	(47,920)	11,170
Reclassification adjustment for realized investment (gains) losses included in net income	(347)	(273)	(662)	(341)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(5,902)	6,753	(14,304)	7,880
Total other comprehensive income (loss) before income taxes	(21,827)	10,369	(62,886)	18,709
Income tax expense (benefit) related to items of other comprehensive income (loss)	(3,379)	1,339	(10,293)	3,879
Other comprehensive income (loss), net of income taxes	(18,448)	9,030	(52,593)	14,830
Total comprehensive income	$68,252	$72,137	$99,821	$130,006

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Six months ended June 30,
	2018	2017
	(In thousands)
Common stock:
Balance, beginning of period	$443	$457
Repurchases of common stock	(14)	(11)
Net issuance of common stock	3	4
Balance, end of period	432	450

Paid-in capital:
Balance, beginning of period	-	52,468
Share-based compensation	18,356	17,092
Net issuance of common stock	(3)	(4)
Repurchases of common stock	(18,353)	(69,556)
Balance, end of period	-	-

Retained earnings:
Balance, beginning of period	1,375,090	1,138,851
Cumulative effect from the adoption of new accounting standards, net	24,610	-
Net income	152,414	115,176
Dividends	(22,364)	(17,680)
Repurchases of common stock	(120,646)	(11,972)
Balance, end of period	1,409,104	1,224,375

Accumulated other comprehensive income (loss):
Balance, beginning of period	43,568	29,598
Cumulative effect from the adoption of new accounting standards, net	73	-
Change in foreign currency translation adjustment, net of income tax expense (benefit)	(14,304)	7,792
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired	(38,266)	7,031
Change in net unrealized investment gains (losses) other-than-temporarily impaired	(23)	7
Balance, end of period	(8,952)	44,428
Total stockholders’ equity	$1,400,584	$1,269,253

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six months ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$152,414	$115,176
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	111,917	139,105
Deferral of policy acquisition costs	(221,934)	(208,391)
Amortization of deferred policy acquisition costs	114,011	99,710
Change in income taxes	6,023	10,020
Realized investment (gains) losses, including other-than-temporary impairments	344	(238)
Accretion and amortization of investments	(675)	(684)
Depreciation and amortization	5,994	6,994
Change in reinsurance recoverables	(9,280)	11,394
Change in agent balances, due premiums and other receivables	(9,780)	(13,475)
Trading securities sold, matured, or called (acquired), net	(18,309)	(8,173)
Share-based compensation	13,392	11,667
Change in other operating assets and liabilities, net	19,918	(43,235)
Net cash provided by (used in) operating activities	164,035	119,870

Cash flows from investing activities:
Fixed-maturity securities — sold	30,825	43,232
Fixed-maturity securities — matured or called	209,438	98,904
Available-for-sale equity securities — sold	-	562
Equity securities — sold	1,819	-
Fixed-maturity securities — acquired	(357,861)	(214,974)
Available-for-sale equity securities — acquired	-	(212)
Equity securities — acquired	(130)	-
Purchases of property and equipment and other investing activities, net	(6,154)	(6,194)
Cash collateral received (returned) on loaned securities, net	(7,690)	42,229
Sales (purchases) of short-term investments using securities lending collateral, net	7,690	(42,229)
Net cash provided by (used in) investing activities	(122,063)	(78,682)

Cash flows from financing activities:
Dividends paid	(22,364)	(17,680)
Common stock repurchased	(133,776)	(75,042)
Tax withholdings on share-based compensation	(5,237)	(6,497)
Net cash provided by (used in) financing activities	(161,377)	(99,219)
Effect of foreign exchange rate changes on cash	(1,277)	554
Change in cash and cash equivalents	(120,682)	(57,477)
Cash and cash equivalents, beginning of period	279,962	211,976
Cash and cash equivalents, end of period	$159,280	$154,499

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the "Parent Company"), together with its subsidiaries (collectively, "we", "us" or the "Company"), is a leading distributor of financial products to middle-income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, Inc. ("PFS"), a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada ("Primerica Life Canada") and PFSL Investments Canada Ltd. ("PFSL Investments Canada"); and PFS Investments Inc. ("PFS Investments"), an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company ("NBLIC"), a New York life insurance company. Peach Re, Inc. ("Peach Re") and Vidalia Re, Inc. ("Vidalia Re") are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the "Peach Re Coinsurance Agreement" and the "Vidalia Re Coinsurance Agreement").

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2018 and December 31, 2017, the statements of income and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, and the statements of stockholders' equity and cash flows for the six months ended June 30, 2018 and 2017.  Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Use of Estimates. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs ("DAC"), future policy benefit reserves and corresponding amounts recoverable from reinsurers, and income taxes. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and those entities required to be consolidated under U.S. GAAP. All material intercompany profits, transactions, and balances among the consolidated entities have been eliminated.

Reclassifications. Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. These reclassifications had no impact on net income or total stockholders' equity.

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2017 Annual Report unless otherwise described.

New Accounting Principles. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 clarifies the principles for recognizing revenue by establishing the core principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized. Insurance contracts are specifically excluded from the scope of ASU 2014-09 and therefore revenue from our insurance product lines is not affected by the new standard. We adopted the amendments in ASU 2014-09 during the first quarter of 2018 using the modified retrospective method. The cumulative effect of adopting ASU 2014-09 resulted in an increase to retained earnings of $24.7 million or 1.7% on January 1, 2018. The adjustment recognized upon the adoption of ASU 2014-09 primarily consisted of recognizing the after tax net impact of renewal commissions we anticipate collecting in future periods less the portion we pay to our agents for the sale of prepaid legal service subscriptions and the referral of auto and homeowners’ insurance policies in our Corporate and Other Distributed Products segment made prior to January 1, 2018. Specifically, the cumulative effect adjustment recognized as of January 1, 2018 increased the following balance sheet line items:

January 1, 2018
(In thousands)
Agent balances, due premiums and other receivables	$45,730
Other liabilities	14,400
Income taxes (Liabilities)	6,647
Retained earnings	24,683

After the initial product sale or referral, we earn commissions from product providers for our distribution services as clients pay ongoing subscription fees for prepaid legal service subscriptions or premiums on auto and homeowners’ insurance policies purchased through our referral channel. Prior to the adoption of ASU 2014-09, we recognized commission revenue upon receipt of the commission revenue from the product providers, which is the point in time when revenue becomes fixed and determinable, as the commissions earned are dependent on our clients’ future renewal activity. After the adoption of ASU 2014-09, we recognize commission revenue equal to the expected value of the commissions we will earn over the life of the subscription or the referred policy when that initial subscription sale or policy referral occurs, which coincides with when we satisfy our performance obligation to the product provider. The application of ASU 2014-09 did not result in any material changes in the line items within our statements of income and comprehensive income (loss) during the three and six months ended June 30, 2018 or our statement of cash flows during the six months ended June 30, 2018 as compared with guidance in effect prior to the adoption of ASU 2014-09, primarily due to the immaterial amount of revenue associated with these product distributions as well as the offsetting effect of replacing revenue for commissions received from existing sales prior to adopting ASU 2014-09 with revenue for future estimated commissions from new sales subsequent to adopting ASU 2014-09. Likewise, the application of ASU 2014-09 as compared with guidance in effect prior to the adoption of ASU 2014-09 did not have a material effect on the line items within our balance sheet or statement of stockholders’ equity between January 1, 2018 and June 30, 2018.  In addition, no changes in the timing or measurement of revenue recognition have been made in any of our other product lines as discussed further in Note 13 (Revenue from Contracts with Customers).

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 intends to enhance the reporting model for financial instruments and addresses certain aspects of recognition, measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. We adopted the amendments in ASU 2016-01 during the first quarter of 2018, which resulted in a cumulative-effect adjustment to increase retained earnings and decrease accumulated other comprehensive income (loss) by $7.7 million, equal to the after tax amount of the net unrealized gains on investments in equity securities as of January 1, 2018. Prior to the adoption of ASU 2016-01, the change in fair value (except for other-than-temporary impairment) on available-for-sale equity securities was recognized in other comprehensive income (loss).  Subsequent to the adoption of ASU 2016-01, the change in fair value on all investments in equity securities is recognized in net income. For the three and six months ended June 30, 2018, we recognized $0.5 million of pre-tax net gains and $1.4 million of pre-tax net losses, respectively, in realized investment gains (losses) for the change in fair value of our investments in equity securities that would have been recorded as other comprehensive income (loss) prior to the adoption of ASU 2016-01. Additionally, we no longer maintain the classifications of available-for-sale or trading for equity securities but instead present all equity security investments held by the Company as equity securities in the balance sheet due to the adoption of ASU 2016-01. As a result, equity securities with a carrying value of $1.4 million previously included within the trading securities classification as of December 31, 2017 are presented as equity securities in the balance sheet subsequent to the adoption of ASU 2016-01.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 allows for the reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") from accumulated other comprehensive income (loss) to retained earnings. ASU 2018-02 is effective for all entities in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. We adopted the amendments in ASU 2018-02 during the first quarter of 2018 and recorded a decrease of $7.8 million to retained earnings with a corresponding increase to accumulated other comprehensive income (loss) on January 1, 2018 to reclassify the stranded tax effects from the Tax Reform Act.

Future Application of Accounting Standards. Recent accounting guidance not discussed above is not applicable, is immaterial to our financial statements, or did not or is not expected to have a material impact on our business. For additional information on recently-issued accounting guidance that has not yet been adopted, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements within our 2017 Annual Report.

Income Taxes. On December 22, 2017, the Tax Reform Act was enacted in the United States, which includes a broad range of tax reforms affecting businesses, including corporate tax rates, business deductions, and international tax provisions.  Under U.S. GAAP, the effects of new legislation are recognized upon enactment, which, for federal legislation, is the date the president signs a bill into law. Accordingly, we recognized the tax effects of the Tax Reform Act as of December 31, 2017. Amounts recognized as of

December 31, 2017 represent reasonable estimates based on obtaining, preparing, and analyzing the information necessary to account for the tax effects of the Tax Reform Act under Accounting Standards Codification Topic 740, Income Taxes ("ASC 740"). However, the breadth and complexity of reforms included in the Tax Reform Act combined with the lack of precedent in its application may result in changes to the tax effects recognized when interpretations of the legislation are finalized, including the Company’s application of any additional guidance that may be issued by U.S. tax authorities. The SEC staff issued Staff Accounting Bulletin No. 118, which allows companies to recognize provisional amounts for the tax effects resulting from the enactment of the Tax Reform Act for which the accounting under ASC 740 is incomplete but a reasonable estimate can be determined. Adjustments to these provisional amounts, if any, are to be completed within a measurement period not to exceed one year.

As of June 30, 2018, we continued the effort to finalize our analysis of the incomplete areas and make any necessary adjustments to the provisional amounts recognized as of December 31, 2017. We identified the following updates to the areas discussed in the 2017 Annual Report that were or remain incomplete and subject to adjustment when the necessary information is available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting:

•

The Company has made a policy election to account for estimated taxes in regard to global intangible low-taxed income under the provisions of the Tax Reform Act by recognizing such taxes as incurred. We recognized $1.0 million and $2.0 million of income tax expense for the estimated taxes incurred for global intangible low-taxed income during the three and six months ended June 30, 2018, respectively.

•

We refined the provisional amount recognized for the one-time mandatory deemed repatriation of Canadian earnings required by the Tax Reform Act, which resulted in $0 and $1.8 million reduction to income tax expense during the three and six months ended June 30, 2018, respectively. However, the provisional amount could be subject to further change upon the final completion of the Company’s total post-1986 foreign earnings and profits calculation and foreign tax credit determination as of the dates specified in the Tax Reform Act.

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

The Tax Reform Act reduced the U.S. federal statutory rate from 35% to 21% effective January 1, 2018 and had a significant impact on our effective tax rate during the three and six months ended June 30, 2018 as compared with the three and six months ended June 30, 2017. We have presented the primary components impacting our effective tax rate as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
U.S. federal statutory rate	21.0%	35.0%	21.0%	35.0%
Difference between foreign statutory rate and U.S. statutory rate	1.0%	(1.6)%	1.2%	(1.7)%
Excess tax benefits recognized on share-based compensation	(0.6)%	(1.0)%	(1.2)%	(2.5)%
Tax on global intangible low-taxed income under the provisions of the Tax Reform Act	0.9%	—%	1.0%	—%
Updates to the provisional amount recognized for the one-time mandatory deemed repatriation of Canadian earnings required by the Tax Reform Act	—%	—%	(0.9)%	—%
Other	1.5%	2.1%	1.4%	1.9%
Effective tax rate	23.8%	34.5%	22.5%	32.7%

Subsequent Events. The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the unaudited condensed consolidated financial statements dated as of June 30, 2018.

(2) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Term life insurance segment	$272,978	$238,901	$543,286	$472,953
Investment and savings products segment	162,841	143,774	324,883	284,180
Corporate and other distributed products segment	31,996	31,021	59,568	61,727
Total revenues	$467,815	$413,696	$927,737	$818,860

Net investment income:
Term life insurance segment	$3,246	$2,347	$6,334	$4,650
Investment and savings products segment	-	-	-	-
Corporate and other distributed products segment	16,784	17,395	32,713	34,986
Total net investment income	$20,030	$19,742	$39,047	$39,636

Amortization of DAC:
Term life insurance segment	$51,257	$44,937	$107,930	$95,070
Investment and savings products segment	2,080	2,310	5,521	4,044
Corporate and other distributed products segment	510	614	560	596
Total amortization of DAC	$53,847	$47,861	$114,011	$99,710

Non-cash share-based compensation expense:
Term life insurance segment	$793	$301	$2,966	$2,077
Investment and savings products segment	325	361	1,518	1,541
Corporate and other distributed products segment	773	1,261	8,908	8,049
Total non-cash share-based compensation expense	$1,891	$1,923	$13,392	$11,667

Income (loss) before income taxes:
Term life insurance segment	$75,828	$61,854	$135,448	$110,877
Investment and savings products segment	43,227	39,684	83,214	76,803
Corporate and other distributed products segment	(5,290)	(5,149)	(21,935)	(16,450)
Total income before income taxes	$113,765	$96,389	$196,727	$171,230

Total assets by segment were as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Assets:
Term life insurance segment	$6,307,722	$6,205,837
Investment and savings products segment (1)	2,512,547	2,684,717
Corporate and other distributed products segment	3,676,372	3,570,149
Total assets	$12,496,641	$12,460,703

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $123.6 million and $112.0 million as of June 30, 2018 and December 31, 2017, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues by country:
United States	$395,710	$349,388	$779,504	$689,182
Canada	72,105	64,308	148,233	129,678
Total revenues	$467,815	$413,696	$927,737	$818,860
Income before income taxes by country:
United States	$94,100	$77,511	$157,314	$135,543
Canada	19,665	18,878	39,413	35,687
Total income before income taxes	$113,765	$96,389	$196,727	$171,230

	June 30, 2018	December 31, 2017
	(In thousands)
Long-lived assets by country:
United States	$26,122	$27,443
Canada	546	656
Total long-lived assets	$26,668	$28,099

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$11,636	$165	$(87)	$11,714
Foreign government	148,158	4,033	(1,144)	151,047
States and political subdivisions	54,943	1,076	(388)	55,631
Corporates	1,391,181	17,607	(18,262)	1,390,526
Residential mortgage-backed securities	161,338	2,388	(2,344)	161,382
Commercial mortgage-backed securities	136,639	1,973	(2,469)	136,143
Other asset-backed securities	80,061	210	(824)	79,447
Total available-for-sale securities(1)	$1,983,956	$27,452	$(25,518)	$1,985,890

(1)	Includes $0.2 million of other-than-temporary impairment ("OTTI") losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).
	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$11,577	$283	$(47)	$11,813
Foreign government	139,486	5,651	(648)	144,489
States and political subdivisions	54,714	1,554	(141)	56,127
Corporates	1,337,321	42,616	(3,655)	1,376,282
Residential mortgage-backed securities	119,672	3,583	(297)	122,958
Commercial mortgage-backed securities	134,003	2,299	(910)	135,392
Other asset-backed securities	80,553	452	(224)	80,781
Total fixed-maturity securities(1)	1,877,326	56,438	(5,922)	1,927,842
Equity securities	31,331	9,796	(20)	41,107
Total fixed-maturity and equity securities	$1,908,657	$66,234	$(5,942)	$1,968,949

(1)	Includes $0.2 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of June 30, 2018 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$167,037	$168,983
Due after one year through five years	861,401	864,997
Due after five years through 10 years	526,109	520,398
Due after 10 years	51,371	54,540
	1,605,918	1,608,918
Mortgage- and asset-backed securities	378,038	376,972
Total fixed-maturity securities	$1,983,956	$1,985,890

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale investments was as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Net unrealized investment gains on available-for-sale securities including OTTI:
Available-for-sale securities	$1,934	$60,292	(1)
OTTI	172	174
Net unrealized investment gains on available-for-sale securities excluding OTTI	2,106	60,466
Deferred income taxes	(613)	(20,780)
Net unrealized investment gains on available-for-sale securities excluding OTTI, net of tax	$1,493	$39,686

(1)	Includes $9.8 million of net unrealized gains for equity securities recognized in accumulated other comprehensive income (loss) prior to the adoption of ASU 2016-01.

Trading Securities. The amortized cost and fair value of the securities classified as trading securities were as follows:

	June 30, 2018		December 31, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities	$23,090	$23,079	$4,801	$4,800
Equity securities(1)	-	-	1,371	1,428
Total trading securities	$23,090	$23,079	$6,172	$6,228

(1)

Equity securities, previously classified as trading securities, are no longer classified as trading securities due to the adoption of ASU 2016-01. As of June 30, 2018, all equity security investments held by the Company are presented in the balance sheet as equity securities.

Held-to-maturity Security. Concurrent with the execution of the Vidalia Re Coinsurance Agreement, Vidalia Re entered into a Surplus Note Purchase Agreement (the "Surplus Note Purchase Agreement") with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, "Hannover Re") and a newly formed limited liability company (the "LLC") owned by a third- party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued a surplus note (the "Surplus Note") to the LLC in exchange for a credit enhanced note from the LLC with an equal principal amount (the "LLC Note"). The principal amount of both the LLC Note and the Surplus Note will fluctuate over time to coincide with the amount of reserves contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. The LLC Note is guaranteed by Hannover Re through a credit enhancement feature in exchange for a fee, which is reflected in interest expense on our unaudited condensed consolidated statements of income.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of June 30, 2018, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding loss of $5.2 million based on its amortized cost and estimated fair value, which is derived using the valuation techniques described in Note 4 (Fair Value of Financial Instruments). See Note 12 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $10.1 million and $11.1 million as of June 30, 2018 and December 31, 2017, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $82.1 million and $89.8 million as of June 30, 2018 and December 31, 2017, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Fixed-maturity securities (available-for-sale)	$19,743	$19,200	$39,031	$38,269
Fixed-maturity security (held-to-maturity)	9,052	6,087	17,425	11,806
Equity securities	466	515	979	1,051
Policy loans and other invested assets	390	316	801	622
Cash and cash equivalents	641	246	1,227	439
Total return on deposit asset underlying 10% coinsurance agreement(1)	895	770	788	1,801
Gross investment income	31,187	27,134	60,251	53,988
Investment expenses	(2,105)	(1,305)	(3,779)	(2,546)
Investment income net of investment expenses	29,082	25,829	56,472	51,442
Interest expense on surplus note	(9,052)	(6,087)	(17,425)	(11,806)
Net investment income	$20,030	$19,742	$39,047	$39,636

(1)

Includes $0.4 million and $1.7 million of losses recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and six months ended June 30, 2018, respectively. The change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and six months ended June 30, 2017 was not material.

The components of net realized investment gains (losses) recognized in net income as well as details on gross realized investment gains and losses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$404	$770	$786	$1,064
Gross losses from sales of available-for-sale securities	(3)	(13)	(21)	(28)
OTTI losses of available-for-sale securities	(54)	(484)	(103)	(695)
Net gains (losses) recognized in net income during the period on equity securities	539	-	(1,406)	-
Gains (losses) from bifurcated options	427	(169)	400	(103)
Net realized investment gains (losses)	$1,313	$104	$(344)	$238

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Proceeds from sales or other redemptions	$118,557	$67,721	$240,263	$142,698

The components of net gains (losses) recognized in net income during the three and six months ended June 30, 2018 on equity securities still held as of period-end were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net gains (losses) recognized on equity securities	$539	$-	$(1,406)	$-
Less: Net gains (losses) recognized on equity securities sold	(49)	-	(49)	-
Net gains (losses) recognized in net income on equity securities still held as of period-end	$588	$-	$(1,357)	$-

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

Available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $1,193.2 million and $529.2 million as of June 30, 2018 and December 31, 2017, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2018
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$6,044	$(80)	5	$1,729	$(7)	3
Foreign government	43,032	(578)	40	25,350	(566)	31
States and political subdivisions	21,410	(252)	19	6,229	(136)	7
Corporates	730,969	(15,574)	588	51,454	(2,688)	60
Residential mortgage-backed securities	97,132	(2,271)	49	2,332	(73)	6
Commercial mortgage-backed securities	100,307	(1,902)	82	19,084	(567)	24
Other asset-backed securities	52,116	(698)	53	10,541	(126)	13
Total fixed-maturity securities	$1,051,010	$(21,355)		$116,719	$(4,163)

	December 31, 2017
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$4,754	$(34)	5	$2,975	$(13)	3
Foreign government	40,287	(465)	45	7,102	(183)	7
States and political subdivisions	7,369	(43)	7	6,267	(98)	7
Corporates	247,613	(2,323)	216	39,767	(1,332)	43
Residential mortgage-backed securities	33,610	(263)	16	2,592	(34)	8
Commercial mortgage-backed securities	60,116	(394)	52	22,149	(516)	25
Other asset-backed securities	32,605	(121)	33	14,819	(103)	19
Total fixed-maturity securities	426,354	(3,643)		95,671	(2,279)
Equity securities	1,076	(16)	4	170	(4)	2
Total fixed-maturity and equity securities	$427,430	$(3,659)		$95,841	$(2,283)

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	June 30, 2018		December 31, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$10	$201	$503	$654

OTTI recognized in earnings on available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
OTTI on fixed-maturity securities not in default	$54	$459	$103	$535
OTTI on fixed-maturity securities in default	-	-	-	-
OTTI on equity securities(1)	-	25	-	160
Total OTTI recognized in earnings	$54	$484	$103	$695

(1)	Subsequent to the adoption of ASU 2016-01 all changes in the fair value of equity securities are recognized in net income and thus OTTI no longer applies to equity securities.

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

As of June 30, 2018, the unrealized losses on our available-for-sale fixed-maturity security portfolio were largely caused by interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

OTTI recognized in earnings for available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$54	$459	$103	$535
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	-	-	-	-
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell	54	459	103	535
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	-	25	-	160
OTTI recognized in earnings	$54	$484	$103	$695

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$4,298	$5,759	$4,346	$5,774
Additions for securities where no OTTI were recognized prior to the beginning of the period	-	-	-	-
Additions for securities where OTTI have been recognized prior to the beginning of the period	54	459	103	535
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit impaired securities	(1,058)	(643)	(1,155)	(597)
Reductions for exchanges of securities previously impaired	-	-	-	(137)
Cumulative OTTI recognized in net income for securities still held, end of period	$3,294	$5,575	$3,294	$5,575

As of June 30, 2018, no cumulative impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. The fair value of these bifurcated options was $1.3 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of June 30, 2018 and December 31, 2017. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

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

•

Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate and yield curves, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; certain mortgage- and asset-backed securities and bifurcated conversion options; and

•

Level 3. Valuations derived from valuation techniques in which one or more significant inputs are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid mortgage-and asset-backed securities and equity securities.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$11,714	$-	$11,714
Foreign government	-	151,047	-	151,047
States and political subdivisions	-	55,631	-	55,631
Corporates	3,130	1,387,393	3	1,390,526
Residential mortgage-backed securities	-	161,063	319	161,382
Commercial mortgage-backed securities	-	136,143	-	136,143
Other asset-backed securities	-	79,447	-	79,447
Total available-for-sale fixed-maturity securities	3,130	1,982,438	322	1,985,890
Equity securities	37,350	2,298	194	39,842
Trading securities	-	23,079	-	23,079
Separate accounts	-	2,389,007	-	2,389,007
Total fair value assets	$40,480	$4,396,822	$516	$4,437,818
Fair value liabilities:
Separate accounts	$-	$2,389,007	$-	$2,389,007
Total fair value liabilities	$-	$2,389,007	$-	$2,389,007

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$11,813	$-	$11,813
Foreign government	-	144,489	-	144,489
States and political subdivisions	-	56,127	-	56,127
Corporates	3,240	1,373,039	3	1,376,282
Residential mortgage-backed securities	-	122,544	414	122,958
Commercial mortgage-backed securities	-	135,392	-	135,392
Other asset-backed securities	-	80,781	-	80,781
Total available-for-sale fixed-maturity securities	3,240	1,924,185	417	1,927,842
Available-for-sale equity securities	39,026	1,931	150	41,107
Trading securities	1,428	4,800	-	6,228
Separate accounts	-	2,572,872	-	2,572,872
Total fair value assets	$43,694	$4,503,788	$567	$4,548,049
Fair value liabilities:
Separate accounts	$-	$2,572,872	$-	$2,572,872
Total fair value liabilities	$-	$2,572,872	$-	$2,572,872

In assessing fair value of our investments, we use a third-party pricing service for 94% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly-traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating), liquidity and yield based on quality rating, average life and U.S. Treasury yields. All observable data inputs are corroborated by independent third-party data. In the absence of sufficient observable inputs, we utilize non-binding broker quotes, which are reflected in our Level 3 classification as we are unable to evaluate the valuation technique(s) or significant inputs used to develop the quotes. Therefore, we do not internally develop the quantitative unobservable inputs used in measuring the fair value of Level 3 investments. However, we do corroborate pricing information provided by our third-party pricing servicing by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and/or independently developed pricing methodologies.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30, (1)		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Level 3 assets, beginning of period	$535	$9,788	$567	$8,162
Net unrealized gains (losses) included in other comprehensive income	(4)	236	(13)	222
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	27	3	45	10
Purchases	-	1,250	-	1,250
Settlements	(42)	(213)	(83)	(441)
Transfers into Level 3	-	4	-	2,439
Transfers out of Level 3 (2)	-	(9,207)	-	(9,781)
Level 3 assets, end of period	$516	$1,861	$516	$1,861

(1)

Activities for investments that enter Level 3 in one quarter and exit Level 3 in another quarter within the same fiscal year are not eliminated until year-end when only the full year amounts are presented.

(2)

During the three and six months ended June 30, 2017, transfers out of Level 3 assets primarily consisted of newly issued fixed-maturity securities in the previous quarter for which observable inputs, most notably quoted prices, used to derive valuations became readily available.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. We recognize transfers into new levels and out of previous levels as of the end of the reporting period, including interim reporting periods, as applicable. There were no material transfers between Level 1 and Level 2 or between Level 1 and Level 3 during the three and six months ended June 30, 2018 and 2017.

The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2018		December 31, 2017
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$1,985,890	$1,985,890	$1,927,842	$1,927,842
Fixed-maturity security (held-to-maturity) (3)	843,810	838,637	737,150	779,472
Available-for-sale equity securities	-	-	41,107	41,107
Equity securities	39,842	39,842	-	-
Trading securities	23,079	23,079	6,228	6,228
Policy loans (3)	30,954	30,954	32,816	32,816
Deposit asset underlying 10% coinsurance agreement (3)	223,105	223,105	217,336	217,336
Separate accounts	2,389,007	2,389,007	2,572,872	2,572,872
Liabilities:
Notes payable (1) (2)	$373,474	$384,401	$373,288	$400,628
Surplus note (1) (3)	843,073	838,459	736,381	778,050
Separate accounts	2,389,007	2,389,007	2,572,872	2,572,872

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a level 2 fair value measurement.
(3)	Classified as a level 3 fair value measurement.

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

Details on in-force life insurance were as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Direct life insurance in force	$776,662,402	$767,001,938
Amounts ceded to other companies	(677,001,612)	(668,446,638)
Net life insurance in force	$99,660,790	$98,555,300
Percentage of reinsured life insurance in force	87%	87%

Reinsurance recoverables include ceded reserve balances and ceded claim liabilities. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	June 30, 2018		December 31, 2017
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,740,406	NR	$2,725,795	NR
SCOR Global Life Reinsurance Companies (3)	358,777	A+	354,458	A+
Munich Re of Malta (2) (5)	287,853	NR	302,391	NR
Swiss Re Life & Health America Inc. (4)	237,868	A+	245,543	A+
American Health and Life Insurance Company (2)	171,072	B	172,956	B
Munich American Reassurance Company	113,630	A+	112,841	A+
Korean Reinsurance Company	102,602	A	102,915	A
RGA Reinsurance Company	89,156	A+	90,037	A+
Hannover Life Reassurance Company	31,126	A+	32,250	A+
TOA Reinsurance Company	24,446	A	24,619	A
All other reinsurers	42,339	-	41,368	-
Reinsurance recoverables	$4,199,275		$4,205,173

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

Benefits and claims ceded to reinsurers during the three and six months ended June 30, 2018 were $312.9 million and $653.2 million, respectively, compared to $334.3 million and $677.2 million for the three and six months ended June 30, 2017, respectively.

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Six months ended June 30,
	2018	2017
	(In thousands)
Policy claims and other benefits payable, beginning of period	$307,401	$268,136
Less reinsured policy claims and other benefits payable	322,137	323,195
Net balance, beginning of period	(14,736)	(55,059)
Incurred related to current year	90,659	82,358
Incurred related to prior years (1)	(2,233)	2,033
Total incurred	88,426	84,391
Claims paid related to current year, net of reinsured policy claims received	(152,561)	(122,097)
Reinsured policy claims received related to prior years, net of claims paid	24,575	57,146
Total paid	(127,986)	(64,951)
Foreign currency translation	(267)	154
Net balance, end of period	(54,563)	(35,465)
Add reinsured policy claims and other benefits payable	341,453	303,095
Balance, end of period	$286,890	$267,630

(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period end and the actual incurred claims reported after period end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Six months ended June 30,
	2018	2017
	(In thousands)
Common stock, beginning of period	44,251	45,721
Shares issued for stock options exercised	-	38
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	329	341
Common stock retired	(1,412)	(1,065)
Common stock, end of period	43,168	45,035

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of June 30, 2018, we had a total of 717,358 RSUs and 85,010 PSUs outstanding. The PSU outstanding balance is based on the target number of PSUs granted pursuant to the award agreements; however, the actual number of common shares issued could be higher or lower based on actual versus target performance. See Note 9 (Share Based Transactions) for discussion of the PSU award structure.

On February 6, 2018, our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through June 30, 2019 (the “share repurchase program”). Under the share repurchase program, we repurchased 1,358,480 shares of our common stock in the open market for an aggregate purchase price of $133.7 million through June 30, 2018. Approximately $141.3 million remains available for repurchases of our outstanding common stock under the share repurchase program as of June 30, 2018.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$86,700	$63,107	$152,414	$115,176
Income attributable to unvested participating securities	(483)	(430)	(917)	(859)
Net income used in calculating basic EPS	$86,217	$62,677	$151,497	$114,317
Denominator:
Weighted-average vested shares	44,066	45,984	44,401	46,142
Basic EPS	$1.96	$1.36	$3.41	$2.48

Diluted EPS:
Numerator:
Net income	$86,700	$63,107	$152,414	$115,176
Income attributable to unvested participating securities	(482)	(430)	(915)	(857)
Net income used in calculating diluted EPS	$86,218	$62,677	$151,499	$114,319
Denominator:
Weighted-average vested shares	44,066	45,984	44,401	46,142
Dilutive effect of incremental shares to be issued for contingently-issuable shares	141	87	128	80
Weighted-average shares used in calculating diluted EPS	44,207	46,071	44,529	46,222
Diluted EPS	$1.95	$1.36	$3.40	$2.47

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

In connection with our granting of equity awards to management and members of the Board of Directors, we recognize expense over the requisite service period of the equity award. We defer and amortize the fair value of equity awards granted to our sales force in the same manner as other deferred policy acquisition cost for those awards that are an incremental direct cost of successful acquisitions of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred. All equity awards granted to our sales force that are not directly related to the successful acquisition of life insurance policies are recognized as expense in the quarter granted and earned.

The impacts of equity awards granted are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Total equity awards expense recognized	$1,891	$1,923	$13,392	$11,667
Quarterly incentive awards expense deferred	2,485	2,668	4,979	5,418

On February 26, 2018, the Compensation Committee of our Board of Directors granted the following equity awards to employees as part of the annual approval of management incentive compensation:

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

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term ending on January 15, 2026. At June 30, 2018, the amount of the LOC outstanding was $326.2 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of June 30, 2018, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(11) Other Comprehensive Income

The components of other comprehensive income (loss) ("OCI"), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(5,902)	$6,753	$(14,304)	$7,880
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	74	-	88
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(5,902)	$6,679	$(14,304)	$7,792
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(15,578)	$3,889	$(47,920)	$11,170
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(3,306)	1,361	(10,154)	3,910
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(12,272)	2,528	(37,766)	7,260

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(347)	(273)	(662)	(341)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(73)	(96)	(139)	(119)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(274)	(177)	(523)	(222)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(12,546)	$2,351	$(38,289)	$7,038

(12) Debt

Notes Payable. At June 30, 2018, the Company had $375.0 million of publicly-traded, senior unsecured notes (the "Senior Notes"), with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022. As of June 30, 2018, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three and six months ended June 30, 2018.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2017 Annual Report.

Surplus Note. At June 30, 2018, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $843.8 million, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2016 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.3 billion each.  The Vidalia Re Coinsurance Agreement also provides the option for Primerica Life to cede level-premium term life insurance policies issued in 2017 to Vidalia Re at a future date. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2017 Annual Report.

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of June 30, 2018, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility during the three and six months ended June 30, 2018.

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$10,913	$10,244	$21,328	$19,690
Total segment revenues from contracts with customers	10,913	10,244	21,328	19,690
Revenues from sources other than contracts with customers	262,065	228,657	521,958	453,263
Total Term Life Insurance segment revenues	$272,978	$238,901	$543,286	$472,953

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$64,307	$60,692	$128,768	$121,209
Asset-based revenues	66,230	53,066	125,771	103,529
Account-based revenues	20,438	13,282	41,033	26,499
Other, net	2,424	2,376	4,760	4,575
Total segment revenues from contracts with customers	153,399	129,416	300,332	255,812
Revenues from sources other than contracts with customers (segregated funds)	9,442	14,358	24,551	28,368
Total Investment and Savings Products segment revenues	$162,841	$143,774	$324,883	$284,180

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$7,523	$6,919	$14,644	$12,979
Other, net	1,453	1,530	2,599	2,824
Total segment revenues from contracts with customers	8,976	8,449	17,243	15,803
Revenues from sources other than contracts with customers	23,020	22,572	42,325	45,924
Total Corporate and Other Distributed Products segment revenues	$31,996	$31,021	$59,568	$61,727

(1)

Commissions and fees for the three and six months ended June 30, 2018 include $1.3 million and $2.1 million, respectively, attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

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

Investment and Savings Products Marketing and Distribution Services. We receive commissions and fees from mutual fund companies and annuity providers for the marketing and distribution by our licensed sales representatives of investment and savings products underwritten by such companies and providers. We recognize the sales-based marketing and distribution revenue received from such companies and providers at the point in time our performance obligation to them is satisfied, which is the trade date. The sales-based commissions from mutual fund companies and annuity providers are known and are due at the same time our performance obligation to such mutual fund companies and annuity providers is satisfied. We also receive ongoing asset-based commissions from mutual fund companies and annuity providers each reporting period based on client asset values. We do not recognize revenue for asset-based marketing and distribution commissions until the end of each subsequent reporting period when the amount becomes known and due from mutual fund companies or annuity providers as this revenue represents variable consideration that is fully constrained at the point in time our distinct performance obligation to mutual fund companies and annuity providers is satisfied. We consider variable consideration in the form of asset-based marketing and distribution commissions to be fully constrained as the amounts we will be entitled to collect are highly uncertain and susceptible to factors outside of our control. Such factors include the market values of assets under management and the length of time investors hold their accounts. Asset-based marketing and distribution commissions recognized during the current period are almost exclusively attributable to distinct performance obligations satisfied to mutual fund companies and annuity providers in previous periods. The adoption of ASU 2014-09 did not result in any changes in the timing or measurement of revenue recognition for marketing and distribution services of investment and savings products.

Investment Advisory and Administrative Services. We provide investment advisory and administrative services over time to investors in the managed investments programs we offer. We recognize revenue as our performance obligation is satisfied over time for daily investment advisory and administrative services that are substantially the same and have the same pattern of delivery. Fees for these services, which are based on a percentage of client assets in managed investment programs, become known and are charged to investors during the same reporting period in which the daily investment advisory and administrative services are performed. The adoption of ASU 2014-09 did not result in any changes in the timing or measurement of revenue recognition for investment advisory and administrative services.

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

Revenue for Other Services. We recognize revenue from the sale of other miscellaneous products and services, including monthly subscription fees from our sales representatives for access to POL, upon the transfer of the promised product or service. For POL subscriptions, we satisfy our performance obligation by providing subscribers access to the promised services over time during each monthly subscription period. Revenue recognized from the sale of other miscellaneous products and services becomes known and charged at the same time we satisfy the corresponding performance obligation. The adoption of ASU 2014-09 did not result in any changes in the timing or measurement of revenue recognition for revenue for other services.

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

Activity in the contract asset account was as follows:

	Three months ended June 30, 2018	Six months ended June 30, 2018
	(In thousands)
Balance, beginning of period	$48,413	$48,533
Current period sales, net of collection of renewal commissions	(245)	(365)
Balance, at the end of period	$48,168	$48,168

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the three and six months ended June 30, 2018.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to our sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the "Parent Company") and its subsidiaries (collectively, "we", "us" or the "Company") for the period from December 31, 2017 to June 30, 2018. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading "Risk Factors" in the 2017 Annual Report as well as Item 1A of Part II (Other Information) included elsewhere in this report. Actual results may differ materially from those contained in any forward-looking statements.

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

Term Life Insurance. We distribute the term life insurance products that we originate through our three issuing life insurance company subsidiaries: Primerica Life Insurance Company ("Primerica Life"), National Benefit Life Insurance Company ("NBLIC"), and Primerica Life Insurance Company of Canada ("Primerica Life Canada"). Our in-force term insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. While premiums typically remain level during the initial term period, our claim obligations generally increase as our policyholders age. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of policy lapses and the payment of expected claims obligations.

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

Size of our Independent Sales Force.

Our ability to increase the size of our independent sales force is largely based on the success of our independent sales force’s recruiting efforts as well as training and motivating recruits to become licensed to sell life insurance. We believe that recruitment and licensing levels are important to sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Recruiting changes do not always result in commensurate changes in the size of our licensed independent sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
New recruits	76,520	78,273	152,750	149,256
New life-licensed sales representatives	13,544	12,947	25,274	23,850

New recruits during the three months ended June 30, 2018 were lower versus the comparable period in 2017, which benefited from positive momentum leading up to our June 2017 biennial convention. For the six-month period ended June 30, 2018, the number of new recruits outpaced the comparable period in 2017 due to strong year-over-year recruiting growth experienced in the first quarter of 2018, aided by growth in the number of sales force representatives available to actively recruit.

New life-licensed sales representatives increased during the three and six months ended June 30, 2018 compared to the same period in 2017 reflecting strong recruiting and licensing trends in recent periods.

The size of our life-licensed independent sales force was as follows:

	June 30, 2018	March 31, 2018
Life-licensed sales representatives	130,156	127,182

The size of our life-licensed sales representatives increased at June 30, 2018 compared to March 31, 2018 primarily due to the increase in new life-licensed representatives, which outpaced non-renewals during the second quarter of 2018.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Average number of life-licensed sales representatives	128,714	119,836	127,588	118,519
Number of new policies issued	83,754	84,033	154,575	154,675
Average monthly rate of new policies issued per life-licensed sales representative	0.22	0.23	0.20	0.22

New life insurance policies issued during the three and six months ended June 30, 2018 was generally in line with the three and six months ended June 30, 2017. Productivity, measured by the average monthly rate of new policies issued per life-licensed sales representative, during the three months ended June 30, 2018 was consistent with the prior year period and at the high end of our historical range. Productivity during the six months ended June 30, 2018 was slightly below the prior year period but was consistent with our historical experience.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2018	% of beginning balance	2017	% of beginning balance	2018	% of beginning balance	2017	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$765,732		$733,756		$763,831		$728,385
Net change in face amount:
Issued face amount	26,001	3%	25,458	3%	48,259	6%	47,086	6%
Terminations	(16,341)	(2)%	(14,994)	(2)%	(34,128)	(4)%	(31,698)	(4)%
Foreign currency	(1,788)	*	2,207	*	(4,358)	(1)%	2,654	*
Net change in face amount	7,872	1%	12,671	2%	9,773	1%	18,042	2%
Face amount in force, end of period	$773,604		$746,427		$773,604		$746,427
*	Less than 1%.

The face amount of term life policies in force increased 4% as of June 30, 2018 compared to June 30, 2017 as the level of face amount issued continued to exceed the face amount of terminations.  As a percentage of the beginning face amount in force, issued face amount as well as terminations face amount during the three and six months ended June 30, 2018 remained consistent with the comparable periods. The impact of a stronger U.S. dollar in relation to the Canadian dollar during the three and six months ended June 30, 2018 reduced the translated face amount of existing policies in force and partially offset the overall increase in issued face amount when compared to the same periods in 2017.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$1,000	$987	$13	1%	$2,068	$1,972	$96	5%
Annuities and other	504	450	54	12%	948	877	71	8%
Total sales-based revenue generating product sales	1,504	1,437	67	5%	3,016	2,849	167	6%
Managed investments	204	72	132	184%	393	143	250	175%
Segregated funds	51	64	(13)	(20)%	133	166	(33)	(20)%
Total product sales	$1,759	$1,573	$186	12%	$3,542	$3,158	$384	12%
Average client asset values:
Retail mutual funds	$37,792	$34,563	$3,229	9%	$37,987	$33,948	$4,039	12%
Annuities and other	18,173	16,756	1,417	8%	18,222	16,480	1,742	11%
Managed investments	2,930	2,084	846	41%	2,834	2,019	815	40%
Segregated funds	2,402	2,375	27	1%	2,456	2,353	103	4%
Total average client asset values	$61,297	$55,778	$5,519	10%	$61,499	$54,800	$6,699	12%

The rollforward of asset values in client accounts was as follows:

	Three months ended June 30,				Six months ended June 30,
	2018	% of beginning balance	2017	% of beginning balance	2018	% of beginning balance	2017	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$60,821		$54,925		$61,167		$52,339
Net change in asset values:
Inflows	1,759	3%	1,573	3%	3,542	6%	3,158	6%
Redemptions	(1,498)	(2)%	(1,318)	(2)%	(3,069)	(5)%	(2,583)	(5)%
Net inflows	261	*	255	*	473	1%	575	1%
Change in fair value, net	891	1%	1,170	2%	615	1%	3,389	6%
Foreign currency, net	(195)	*	241	*	(478)	(1)%	288	1%
Net change in asset values	957	2%	1,666	3%	610	1%	4,252	8%
Asset values, end of period	$61,778		$56,591		$61,777		$56,591
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	Positions	%	2018	2017	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,086	2,237	(151)	(7)%	2,108	2,228	(120)	(5)%
Recordkeeping only	660	676	(16)	(2)%	662	673	(11)	(2)%
Total average number of fee- generating positions	2,746	2,913	(167)	(6)%	2,770	2,901	(131)	(4)%

(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions during the Three Months Ended June 30, 2018

Product sales. Investment and savings products sales increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to strong growth in managed investments as a result of the Lifetime Investments Platform that we launched in the second quarter of 2017 as well as higher variable annuity sales, reflecting a favorable market environment and enhanced product offerings.

Average client asset values. Average client asset values increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 largely due to market appreciation and continued net positive inflows in recent periods.

Rollforward of client asset values. The increase in client asset values during the three months ended June 30, 2018 was primarily due to positive market performance during the second quarter of 2018 and continued inflows from product sales, which outpaced redemptions. These increases were partially offset by the negative effect of a lower Canadian dollar period-end spot rate on the translated amount of Canadian client assets.

Average number of fee-generating positions. The average number of fee-generating positions decreased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the transition of our clients’ managed investments since the second quarter of 2017 from Freedom Portfolios, for which we earn transfer agent recordkeeping fees, to the Lifetime Investments Platform, for which we do not earn transfer agent recordkeeping fees.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions during the Six Months Ended June 30, 2018

Product sales. Investment and savings products sales increased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 largely due to the same factors impacting product sales as discussed above in the three-month comparison as well as higher retail mutual funds sales during the first quarter of 2018.  Strong market performance in recent periods leading up to the beginning of 2018 contributed positively to consumer demand for retail mutual funds during the first quarter of 2018.

Average client asset values. Average client asset values increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the same factors impacting average client asset values as described above in the three-month comparison.

Rollforward of client asset values. Client asset values increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 largely due to the same factors impacting client asset values as discussed above in the three-month comparison. This increase was partially offset by a modest decrease in market value during the first quarter of 2018.

Average number of fee-generating positions. The average number of fee-generating positions decreased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the same factors impacting average number of fee-generating positions as discussed above in the three-month comparison.

Other business trends and conditions.

Regulatory changes can also impact our product sales. On April 18, 2018, the SEC proposed (i) a new rule to establish a “best interest” standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer, (ii) new and amended rules and forms to require registered broker-dealers, investment advisers and their investment professionals to provide a relationship summary to retail investors, (iii) required disclosures in retail communications, (iv) new restrictions on the user of the term “adviser” or “advisor” by broker-dealers in specified circumstances; and (v) an SEC interpretation of the fiduciary standard of conduct for investment advisers (together, the “SEC Best Interest Proposal”). Similarly, in Canada, the organization of provincial and territorial securities regulators (“Canadian Securities Administrators” or “CSA”) recently published a notice requesting public comment on reforms to obligations of registered firms and individuals to enhance conflict of interest mitigation rules. Because of the uncertain status of the rules, we have not determined the extent to which changes to our business would be necessary and are, therefore, unable to quantify the impact, if any, on our business.

On July 18, 2018, the New York Department of Financial Services (“NYDFS”) issued a final version of amendments to its suitability regulation for annuities (the “Amended Suitability Rule”), which adopts duties and obligations of insurers and insurance producers in the sale of life insurance, including term life insurance, in addition to annuities. Under the Amended Suitability Rule, the NYDFS requires firms and insurance representatives to ensure that transactions are suitable and consistent with the customer’s “best interest”. While the factors considered to satisfy suitability requirements for term life insurance are less onerous than for other products, the Amended Suitability Rule may necessitate changes to our term life insurance business in New York. The amended regulation will become effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020.

In Canada, the CSA recently published a notice of its intention to publish proposed rules in September 2018 for comment that would prohibit mutual fund deferred sales charge compensation models. If such rules are adopted changes in compensation arrangements with the fund companies for the mutual fund products we distribute in Canada may be necessary.

Factors Affecting Our Results

Term Life Insurance Segment. Our Term Life Insurance segment results are primarily driven by sales volumes, how closely actual experience matches our pricing assumptions, terms and use of reinsurance, and expenses.

Sales and policies in force. Sales of term policies and the size and characteristics of our in-force book of policies are vital to our results over the long term. Premium revenue is recognized as it is earned over the term of the policy, and eligible acquisition expenses are deferred and amortized ratably with the level premiums of the underlying policies. However, because we incur significant cash outflows at or about the time policies are issued, including the payment of sales commissions and underwriting costs, changes in life insurance sales volume in a period will have a more immediate impact on our cash flows than on revenue and expense recognition in that period.

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of sales representatives generally remains within a relatively narrow range (i.e., an average monthly rate of new policies issued per life-licensed sales representative between 0.18 and 0.22), and consequently, our sales volume over the longer term generally correlates to the size of our independent sales force.

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

•

Interest Rates. We use an assumption for future interest rates that initially reflects the current low interest rate environment gradually increasing to a level consistent with historical experience. Both DAC and the future policy benefit reserve liability increase with the assumed interest rate. Since DAC is higher than the future policy benefit reserve liability in the early years of a policy, a lower assumed interest rate generally will result in lower profits. In the later years, when the future policy benefit reserve liability is higher than DAC, a lower assumed interest rate generally will result in higher profits. These assumed interest rates, which like other pricing assumptions are locked-in at issue, impact the timing but not the aggregate amount of DAC and future policy benefit reserve changes. We allocate net investment income generated by the investment portfolio to the Term Life Insurance segment in an amount equal to the assumed net interest accreted to the segment’s U.S. generally accepted accounting principles (“U.S. GAAP”)-measured future policy benefit reserve liability less DAC. All remaining net investment income, and therefore the impact of actual interest rates, is attributed to the Corporate and Other Distributed Products segment.

Reinsurance. We use reinsurance extensively, which has a significant effect on our results of operations. We have generally reinsured between 80% and 90% of the mortality risk on our term life insurance in force on a quota share yearly renewable term ("YRT") basis. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.

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

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees within our Corporate and Other Distributed Products segment for various other insurance products, prepaid legal services and other financial products, all of which are originated by third parties.  Our Corporate and Other Distributed Products segment also includes in-force policies from several discontinued lines of insurance underwritten by NBLIC.

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

The Corporate and Other Distributed Products segment also includes corporate income and expenses not allocated to our other segments, general and administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), interest expense on notes payable, redundant reserve financing transactions and our revolving credit facility, as well as realized gains and losses on our invested asset portfolio.

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

The Tax Reform Act reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018 and included other tax reforms affecting business, such as allowable business deductions and international tax provisions. The decrease in the federal corporate tax rate will reduce the Company’s overall effective tax rate in 2018 and thereafter even after factoring in certain increases from other provisions introduced by the Tax Reform Act. The Company intends to use a portion of income tax savings that result from the Tax Reform Act to increase spending by approximately $10 million over 2017 levels on investments in our communities, people, and businesses (the “key constituent initiatives”).

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

Accounting Policy Changes. During the three and six months ended June 30, 2018, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates except for the recognition of changes in fair value for investment held in equity securities within our invested asset portfolio. Effective January 1, 2018, we adopted Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). Prior to the adoption of ASU 2016-01, the change in fair value (except for other-than-temporary impairment) on equity securities classified as available-for-sale was recognized in other comprehensive income (loss). Subsequent to the adoption of ASU 2016-01, the change in fair value on all investments in equity securities is recognized in net income and the available-for-sale classification for equity securities no longer remains. For the three and six months ended June 30, 2018, we recognized $0.5 million pre-tax net gains and $1.4 million of pre-tax net losses, respectively, in realized investment gains (losses) for the change in fair value of our investments in equity securities that would have been recorded as other comprehensive income (loss) prior to the adoption of ASU 2016-01.

For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2017 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$667,191	$637,426	$29,765	5%	$1,323,278	$1,265,124	$58,154	5%
Ceded premiums	(403,449)	(406,043)	(2,594)	(1)%	(797,698)	(805,811)	(8,113)	(1)%
Net premiums	263,742	231,383	32,359	14%	525,580	459,313	66,267	14%
Commissions and fees	167,940	148,317	19,623	13%	334,767	292,584	42,183	14%
Investment income net of investment expenses	29,082	25,829	3,253	13%	56,472	51,442	5,030	10%
Interest expense on surplus note	(9,052)	(6,087)	2,965	49%	(17,425)	(11,806)	5,619	48%
Net investment income	20,030	19,742	288	1%	39,047	39,636	(589)	(1)%
Realized investment gains (losses), including other-than-temporary impairment losses	1,313	104	1,209	*	(344)	238	(582)	*
Other, net	14,790	14,150	640	5%	28,687	27,089	1,598	6%
Total revenues	467,815	413,696	54,119	13%	927,737	818,860	108,877	13%

Benefits and expenses:
Benefits and claims	105,069	99,512	5,557	6%	221,960	201,897	20,063	10%
Amortization of DAC	53,847	47,861	5,986	13%	114,011	99,710	14,301	14%
Sales commissions	82,954	75,440	7,514	10%	165,473	149,144	16,329	11%
Insurance expenses	43,451	36,920	6,531	18%	84,560	74,541	10,019	13%
Insurance commissions	6,417	5,157	1,260	24%	12,294	10,057	2,237	22%
Interest expense	7,229	7,143	86	1%	14,401	14,270	131	1%
Other operating expenses	55,083	45,274	9,809	22%	118,311	98,011	20,300	21%
Total benefits and expenses	354,050	317,307	36,743	12%	731,010	647,630	83,380	13%
Income before income taxes	113,765	96,389	17,376	18%	196,727	171,230	25,497	15%
Income taxes	27,065	33,282	(6,217)	(19)%	44,313	56,054	(11,741)	(21)%
Net income	$86,700	$63,107	$23,593	37%	$152,414	$115,176	$37,238	32%
*	Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2018

Total revenues. Total revenues increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these same transactions is reflected in the decline in ceded premiums. Additionally, the increase in the number of new policies issued in recent periods drove growth in direct premiums, which further contributed to the increase in net premiums. Commissions and fees from our Investment and Savings Products segment increased largely due to growth in client asset values as well as $7.2 million of higher account-based revenues primarily from revised contracts with a mutual fund provider and a service provider that expanded the scope of the Company’s transfer agent recordkeeping platform. Sales-based revenues also contributed to the increase in commissions and fees due to higher investment and savings products sales.

Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report. Net investment income during the three months ended June 30, 2018 was in line with the prior year periods largely due to the positive impact from a larger invested asset portfolio being mostly offset by a lower portfolio yield and lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.

Other, net revenues increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 largely due to the increase in fees received for access to Primerica Online (“POL”), our primary sales force support tool. The increase in these fees is consistent with subscriber growth, as the size of our independent sales force continued to increase. Fees collected for POL subscriptions are allocated between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales representatives that are licensed to sell products in each respective segment. The increase in these fees was accompanied by higher spending reflected in insurance and other operating expenses to support and enhance POL.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 led by growth in premium-related costs, which include benefits and claims and amortization of DAC. Although benefits and claims increased in 2018 versus 2017, the rate of growth was slower than the rate of net premium growth as favorable claims experience positively impacted benefits and claims by approximately $4 million in the current period. Insurance expenses and other operating expenses increased reflecting higher expenses of $6.4 million in performing transfer agent recordkeeping services primarily due to the contract changes mentioned above, increased spending of $4.3 million on the key constituent initiatives with savings from the Tax Reform Act, $1.7 million of incremental spending on digital development, and higher employee-related and other incurred costs of approximately $4 million to support growth in the business. Sales commissions were generally consistent with increases in commissions and fees revenue.

Income taxes. Our effective income tax rate was 23.8% and 34.5% for the three months ended June 30, 2018 and 2017, respectively. The change in the effective income tax rate was primarily due to the impact of the Tax Reform Act. Refer to Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our unaudited condensed consolidated financial statements included elsewhere in this report for information regarding the primary components impacting our effective tax rate during the current and prior year reporting periods.

Results for the Six Months Ended June 30, 2018

Total revenues. Total revenues for the six months ended June 30, 2018 increased compared to the six months ended June 30, 2017 primarily due to the same factors impacting total revenues as discussed above in the three-month comparison. For the six months ended June 30, 2018, account-based revenues increased by $14.5 million versus the same period in 2017 primarily due to the revised transfer agent recordkeeping contracts mentioned above.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 mostly due to growth in premium-related costs, which include benefits and claims and amortization of DAC. Although benefits and claims increased in 2018 versus 2017, the rate of growth was slower than the rate of net premium growth as claims experience for the six months ending June 30, 2018 was modestly favorable, while negative claims experience impacted benefits and claims in the comparable prior year period by approximately $6 million. Insurance expenses and other operating expenses increased as a result of $13.8 million of higher costs in performing transfer agent recordkeeping services largely from the revised contracts discussed above, higher expenses of $7.6 million from increased employee-related and other incurred costs to support growth in the business as well as annual employee merit increases and equity award grants recognized during the first quarter of 2018. Also contributing to the year-over-year increase in insurance and other operating expenses was incremental spending of $2.0 million on digital development as well as $4.8 million of expense for the key constituent initiatives with savings from the Tax Reform Act.

Income taxes. Our effective income tax rate for the six months ended June 30, 2018 was 22.5%, down from 32.7% in the same period in 2017 primarily due to the Tax Reform Act. Refer to Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our unaudited condensed consolidated financial statements included elsewhere in this report for information regarding the primary components impacting our effective tax rate during the current and prior year reporting periods.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$660,505	$630,485	$30,020	5%	$1,309,871	$1,250,865	$59,006	5%
Ceded premiums	(401,686)	(404,175)	(2,489)	(1)%	(794,247)	(802,252)	(8,005)	(1)%
Net premiums	258,819	226,310	32,509	14%	515,624	448,613	67,011	15%
Allocated investment income	3,246	2,347	899	38%	6,334	4,650	1,684	36%
Other, net	10,913	10,244	669	7%	21,328	19,690	1,638	8%
Total revenues	272,978	238,901	34,077	14%	543,286	472,953	70,333	15%
Benefits and expenses:
Benefits and claims	101,755	95,532	6,223	7%	214,586	193,302	21,284	11%
Amortization of DAC	51,257	44,937	6,320	14%	107,930	95,070	12,860	14%
Insurance expenses	41,282	34,932	6,350	18%	80,238	70,649	9,589	14%
Insurance commissions	2,856	1,646	1,210	74%	5,084	3,055	2,029	66%
Total benefits and expenses	197,150	177,047	20,103	11%	407,838	362,076	45,762	13%
Income before income taxes	$75,828	$61,854	$13,974	23%	$135,448	$110,877	$24,571	22%

Results for the Three Months Ended June 30, 2018

Net premiums. Direct premiums increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the increase in issued policies in recent periods and growth in the in-force book of business. The decline in ceded premiums includes $14.3 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, partially offset by $11.8 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase in direct premiums combined with the reduction in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Benefits and claims. Benefits and claims for the three months ended June 30, 2018 increased in comparison to the same period in 2017 but at a lower rate of growth than net premiums largely due to favorable claims experience as discussed earlier in “Total benefits and expenses” under the consolidated “Primerica, Inc. and Subsidiaries Results” section.

Amortization of DAC. The amortization of DAC increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 largely due to growth in net premiums. Persistency during the second quarter of 2018 was generally consistent with the prior year period.

Insurance expenses. Insurance expenses increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to $3.6 million of higher aggregate spending on the key constituent initiatives with savings from the Tax Reform Act and digital development, as well as higher expenditures of $2.8 million to support growth in the business.  The increase in insurance expenses reflects approximately $1 million of lower retaliatory premium taxes and representative licensing fees incurred due to changing the state of domicile of Primerica Life to Tennessee in December 2017.

Insurance commissions. Insurance commissions increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to higher non-deferred commissions on new business in 2018 largely due to revisions in the sales force equity program, which changed the timing of expense recognition, but not the economics of the program.

Results for the Six Months Ended June 30, 2018

Net premiums. Net premiums grew for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 mostly due to the same trends impacting net premiums as discussed above in the three-month comparison. Ceded premiums decreased in the six months ended June 30, 2018 versus the comparable period in 2017 as lower coinsurance ceded premiums from the run-off of business subject to the IPO coinsurance transactions of $30.9 million were partially offset by higher non-level YRT reinsurance ceded premiums of $22.9 million.

Benefits and claims. Benefits and claims increased during the six months ended June 30, 2018 versus the comparable period in 2017, albeit at a slower rate than the increase in net premiums primarily due to claims experience as discussed earlier in “Total benefits and expenses” under the consolidated “Primerica, Inc. and Subsidiaries Results” section.

Amortization of DAC. Amortization of DAC increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the same factors impacting amortization of DAC as discussed above in the three-month comparison.

Insurance expenses. Insurance expenses increased during the six months ended June 30, 2018 compared to the prior year period due to approximately $4 million of higher aggregate spending on the key constituent initiatives with savings from the Tax Reform Act and digital development, as well as higher expenditures of $5.6 million to support growth in the business.  The increase in insurance expenses reflects approximately $2 million of lower retaliatory premium taxes and representative licensing fees incurred due to changing the state of domicile of Primerica Life to Tennessee in December 2017.

Insurance commissions. Insurance commissions increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the same factors impacting insurance commissions as discussed above in the three-month comparison.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$64,307	$60,692	$3,615	6%	$128,768	$121,209	$7,559	6%
Asset-based revenues	75,672	67,424	8,248	12%	150,322	131,897	18,425	14%
Account-based revenues	20,438	13,282	7,156	54%	41,033	26,499	14,534	55%
Other, net	2,424	2,376	48	2%	4,760	4,575	185	4%
Total revenues	162,841	143,774	19,067	13%	324,883	284,180	40,703	14%
Expenses:
Amortization of DAC	2,080	2,310	(230)	(10)%	5,521	4,044	1,477	37%
Insurance commissions	3,132	3,050	82	3%	6,332	6,008	324	5%
Sales commissions:
Sales-based	45,905	43,253	2,652	6%	92,163	86,462	5,701	7%
Asset-based	33,350	28,965	4,385	15%	65,833	56,595	9,238	16%
Other operating expenses	35,147	26,512	8,635	33%	71,820	54,268	17,552	32%
Total expenses	119,614	104,090	15,524	15%	241,669	207,377	34,292	17%
Income before income taxes	$43,227	$39,684	$3,543	9%	$83,214	$76,803	$6,411	8%

Results for the Three Months Ended June 30, 2018

Commissions and fees. Commissions and fees increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the growth in asset-based revenues largely reflecting higher average client asset values driven by favorable market performance and net positive inflows. Account-based revenues increased by $7.2 million primarily due to revised contracts with a mutual fund provider and a service provider that expanded the scope of the Company’s transfer agent recordkeeping platform beginning in 2018. The increase in account-based revenues from this contract, while partially offset by higher other operating expenses incurred to service this contract, contributed $0.7 million to income before income taxes during the three months ended June 30, 2018. Sales-based revenues increased in line with higher sales-based revenue generating product sales.

Amortization of DAC. Amortization of DAC decreased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 largely due to favorable market performance of the funds underlying our Canadian segregated funds product in the second quarter of 2018 versus 2017.

Sales commissions. The increases in sales- and asset-based commissions for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 were generally consistent with the increases in sales and asset-based revenues, respectively. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions in the three months ended June 30, 2018 compared to the prior year period was consistent with the increase in asset-based revenues excluding the Canadian segregated funds.

Other operating expenses. Other operating expenses increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 reflecting higher expenses of $6.4 million in performing transfer agent recordkeeping services primarily due to the contract changes mentioned above, $1.3 million of higher other operating expenses to support growth in the business, and approximately $1 million of incremental aggregate spending related to the key constituent initiatives with savings from the Tax Reform Act and digital development.

Results for the Six Months Ended June 30, 2018

Commissions and fees. Commissions and fees increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the growth in asset-based revenues largely reflecting higher average client asset values driven by favorable market performance and net positive inflows. Account-based revenues increased by $14.5 million primarily due to the revised transfer agent recordkeeping contracts mentioned above. The increase in account-based revenues from this contract, while partially offset by higher other operating expenses incurred to service this contract, contributed $0.7 million to income before income taxes during the six months ended June 30, 2018. Sales-based revenues increased in line with higher sales-based revenue generating product sales.

Amortization of DAC. The increase in amortization of DAC during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was largely attributable to unfavorable market performance of the funds underlying our Canadian segregated funds product in the first quarter of 2018 versus the first quarter of 2017.

Sales commissions. The increase in sales- and asset-based commissions during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was relatively consistent with the growth in sales- and asset-based revenues, respectively. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions in the three months ended June 30, 2018 compared to the prior year period was consistent with the increase in asset-based revenues excluding the Canadian segregated funds.

Other operating expenses. Other operating expenses increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to $13.8 million of higher costs in performing transfer agent recordkeeping services largely from the revised contracts discussed above, higher other operating expenses of $2.7 million to support growth in the business, and approximately $1 million of incremental aggregate spending related to the key constituent initiatives with savings from the Tax Reform Act and digital development.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$6,686	$6,941	$(255)	(4)%	$13,407	$14,259	$(852)	(6)%
Ceded premiums	(1,763)	(1,868)	(105)	(6)%	(3,451)	(3,559)	(108)	(3)%
Net premiums	4,923	5,073	(150)	(3)%	9,956	10,700	(744)	(7)%
Commissions and fees	7,523	6,919	604	9%	14,644	12,979	1,665	13%
Allocated investment income net of investment expenses	25,836	23,482	2,354	10%	50,138	46,792	3,346	7%
Interest expense on surplus note	(9,052)	(6,087)	2,965	49%	(17,425)	(11,806)	5,619	48%
Allocated net investment income	16,784	17,395	(611)	(4)%	32,713	34,986	(2,273)	(6)%
Realized investment gains (losses), including other-than- temporary impairment losses	1,313	104	1,209	*	(344)	238	(582)	*
Other, net	1,453	1,530	(77)	(5)%	2,599	2,824	(225)	(8)%
Total revenues	31,996	31,021	975	3%	59,568	61,727	(2,159)	(3)%
Benefits and expenses:
Benefits and claims	3,314	3,980	(666)	(17)%	7,374	8,595	(1,221)	(14)%
Amortization of DAC	510	614	(104)	(17)%	560	596	(36)	(6)%
Insurance expenses	2,169	1,988	181	9%	4,322	3,892	430	11%
Insurance commissions	429	461	(32)	(7)%	878	994	(116)	(12)%
Sales commissions	3,699	3,222	477	15%	7,477	6,087	1,390	23%
Interest expense	7,229	7,143	86	1%	14,401	14,270	131	1%
Other operating expenses	19,936	18,762	1,174	6%	46,491	43,743	2,748	6%
Total benefits and expenses	37,286	36,170	1,116	3%	81,503	78,177	3,326	4%
Loss before income taxes	$(5,290)	$(5,149)	$141	3%	$(21,935)	$(16,450)	$5,485	33%
*	Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2018

Total revenues. The increase in total revenues during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was largely driven by the increase in realized investment gains (losses), including OTTI losses due to the adoption of ASU 2016-01 in 2018 that resulted in the recognition of $0.5 million of net gains for the change in fair value of equity securities that would have been recorded as other comprehensive income (loss) prior to the adoption of ASU 2016-01, as well as a lower amount of impairments on certain investments in our invested asset portfolio. During the three months ended June 30, 2017, the change in fair value of equity securities was a gain of $2.5 million that was recognized as other comprehensive income. The year-over-year difference in the change in fair value of equity securities was the result of lower positive equity market returns in 2018 versus the second quarter of 2017. Higher commissions and fees from other distributed products also contributed to the increase in total revenues led by increased sales of an ancillary product added to our other distributed product offerings since the prior year reporting period. These increases in total revenues were partially offset by a decline in allocated net investment income, which is a function of allocating more consolidated net investment income to the Term Life segment given the rise in its U.S. GAAP-measured future policy benefit reserves. Lower net premiums also partially offset the increase in total revenues due to the run-off of the closed blocks of business issued by NBLIC.

The application of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) during the three and six months ended June 30, 2018 did not result in any material changes in the revenue recognized for commissions and fees associated with other distributed products as discussed in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to $1.5 million of higher aggregate spending on the key constituent initiatives with savings from the Tax Reform Act and digital development.

Results for the Six Months Ended June 30, 2018

Total revenues. The decrease in total revenues during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was largely attributable to the decline in allocated net investment income due to the shift of allocated net investment income between segments as discussed above in the three-month comparison, as well as the factors impacting consolidated net investment income as discussed earlier in “Total revenues” under the consolidated “Primerica, Inc. and Subsidiaries Results” section. Also contributing to the decrease in revenues is the run-off of the closed blocks of business issued by NBLIC. Realized investment gains (losses), including OTTI losses also contributed to the decrease in total revenues due to the adoption of ASU 2016-01 in 2018, which resulted in the recognition of $1.4 million of net losses for the change in fair value of equity securities that would have been recorded as other comprehensive income (loss) prior to the adoption of ASU 2016-01. These decreases in total revenues were partially offset by an increase in commissions and fees from other distributed products due to the same trends discussed above in the three-month comparison.

Total benefits and expenses. The increase in total benefits and expenses for the six months ended June 30, 2018 compared to the prior year period was primarily due to approximately $2 million of higher aggregate spending on the key constituent initiatives with savings from the Tax Reform Act and digital development, higher sales commissions of $1.4 million due to higher commission and fees revenues, and higher employee-related equity award expenses of $2.3 million.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of June 30, 2018, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	June 30, 2018	December 31, 2017
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.7 years	3.8 years
Average book yield of our fixed-maturity portfolio	3.91%	3.97%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	June 30, 2018		December 31, 2017
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$420,195	21%	$360,622	19%
AA	197,148	10%	158,574	8%
A	460,740	23%	417,047	22%
BBB	863,824	43%	875,846	47%
Below investment grade	61,787	3%	66,136	4%
Not rated	3,341	*	3,901	*
Total	$2,007,035	100%	$1,882,126	100%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	June 30, 2018
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Canada	$22,258	$22,142	$116	AAA
Province of Ontario Canada	11,059	10,849	210	A+
Wells Fargo & Co	10,992	11,052	(60)	A-
National Rural Utilities Cooperative	10,520	10,282	238	A
Municipal Finance Authority of British Columbia	10,403	10,513	(110)	AAA
Province of British Columbia Canada	10,328	10,326	2	AAA
Province of Quebec Canada	9,985	9,308	677	A+
Province of Alberta Canada	9,764	9,716	48	A+
General Electric Co	9,717	9,830	(113)	A
City of Toronto Canada	9,358	9,378	(20)	AA
Total – ten largest holdings	$114,384	$113,396	$988
Total – fixed-maturity securities	$2,008,969	$2,007,035
Percent of total fixed-maturity securities	6%	6%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of common shares outstanding. At June 30, 2018, the Parent Company had cash and invested assets of $86.0 million.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2018	2017	$
	(In thousands)
Net cash provided by (used in) operating activities	$164,035	$119,870	$44,165
Net cash provided by (used in) investing activities	(122,063)	(78,682)	(43,381)
Net cash provided by (used in) financing activities	(161,377)	(99,219)	(62,158)
Effect of foreign exchange rate changes on cash	(1,277)	554	(1,831)
Change in cash and cash equivalents	$(120,682)	$(57,477)	$(63,205)

Operating Activities. Cash provided by operating activities increased during the six months ended June 30, 2018 versus the six months ended June 30, 2017 driven by the year-over-year net timing impact of when cash payments and receipts to/from reinsurers are due for ceded premiums and ceded claims in the current period versus the prior year period. In addition, growth in cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment contributed to the increase in operating cash flows in 2018 as compared to 2017. The impact of direct premium growth and the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to generate positive incremental cash. The year-over-year increase in cash provided by operating activities was partially offset by increased purchases of trading securities investments with cash on-hand at our U.S. broker-dealer subsidiary.

Investing Activities. The largest item affecting the increase in cash used in investing activities during the six months ended June 30, 2018 versus the comparable period in 2017 was increased purchases of investments in fixed-maturity securities as the size of our investment portfolio grew larger along with the growth of our in-force term life business. These purchases were partially offset by an increase in fixed-maturity investments that matured during the first six months of 2018 versus the comparable period in the prior year.

Financing Activities. The increase in cash used in financing activities during the six months ended June 30, 2018 compared to the first six months of 2017 was primarily due to higher repurchases of common stock on a year-over-year basis under the larger share repurchase program in place during 2018 versus 2017.

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

Although the recently enacted Tax Reform Act in the United States did not impact our calculated RBC ratio under the current standards as of June 30, 2018, the NAIC has indicated its intent to modify the standards to adjust certain risk factors and lower the RBC tax effect rates in the calculation. Such changes to the standards would reduce our calculated RBC ratio; however, we do not believe it will detract from how we view our capital strength to support our policyholder obligations.

As of June 30, 2018, our U.S. life insurance subsidiaries had statutory capital substantially in excess of the applicable statutory requirements and remained well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks;

changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of June 30, 2018, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a standardized reserving formula. Primerica Life adopted PBR during the first quarter of 2018. Prior to the adoption of PBR, premiums for U.S. policies were guaranteed to remain level for the initial term period up to a maximum of 20 years.  The adoption of PBR facilitated extending the premium guarantees for Primerica Life for the entire initial term period for new sales. The new principle-based reserve regulation will significantly reduce the statutory policy benefit reserve requirements, but will only apply for business issued after the effective date. As a result, we expect that the adoption of PBR will significantly reduce the need to engage in future redundant reserve financing transactions for business issued after the effective date. See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2017 Annual Report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022.

We were in compliance with the covenants of the Senior Notes at June 30, 2018. No events of default(s) occurred during the three and six months ended June 30, 2018.

Rating Agencies. On July 30, 2018, Moody’s Investors Service upgraded its credit rating for Primerica Inc.’s Senior Notes to Baa1, stable outlook from Baa2, positive outlook and upgraded its financial strength rating for Primerica Life to A1, stable outlook from A2, positive outlook. There have been no other changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2017.

Short-Term Borrowings. We had no short-term borrowings as of or during the three and six months ended June 30, 2018.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of June 30, 2018.

Credit Facility Agreement. We maintain an unsecured $200.0 million revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of June 30, 2018, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility during the three and six months ended June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

If heightened standards of conduct or more stringent licensing requirements, such as those proposed by the Securities and Exchange Commission (“SEC”) and those proposed or adopted by state legislatures or regulators or Canadian securities regulators, are imposed on us or our sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

Our U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer, and our U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by the Financial Industry Regulatory Authority (“FINRA”). These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. In January 2011 under the authority of the Dodd-Frank Act, which gives the SEC the power to impose on broker-dealers a heightened standard of conduct that is currently applicable only to investment advisers, the SEC recommended to Congress that the SEC adopt a fiduciary standard of conduct for broker-dealers that is uniform with that of investment advisors. On April 18, 2018, the SEC proposed (i) a new rule to establish a “best interest” standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer, (ii) new and amended rules and forms to require registered broker-dealers, investment advisers and their investment professionals to provide a relationship summary to retail investors, (iii) required disclosures in retail communications, (iv) new restrictions on the user of the term “adviser” or “advisor” by broker-dealers in specified circumstances; and (v) an SEC interpretation of the fiduciary standard of conduct for investment advisers (together, the “SEC Best Interest Proposal”).

On July 18, 2018, the New York Department of Financial Services (“NYDFS”) issued a final version of amendments to its suitability regulation for annuities (the “Amended Suitability Rule”), which adopts duties and obligations of insurers and insurance producers in the sale of life insurance, including term life insurance, and annuities. Under the Amended Suitability Rule, the NYDFS requires firms and insurance representatives to ensure that transactions are suitable and consistent with the customer’s “best interest”. While the factors considered to satisfy suitability requirements for term life insurance are less onerous than for other products, the Amended Suitability Rule may necessitate changes to our term life insurance business in New York. The amended regulation will become effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020.

In Canada, the organization of provincial and territorial securities regulators recently published two notices concerning investor protection initiatives. The first requests public comment on reforms to obligations of registered firms and individuals to enhance conflict of interest mitigation rules. The second sets out intended policy decisions to publish proposed rules in September 2018 for comment that would prohibit mutual fund deferred sales charge compensation models. If such rules are adopted, changes in compensation arrangements with the fund companies for the mutual fund products we distribute in Canada may be necessary.

Heightened standards of conduct or restrictions on compensation as a result of any of the above items or other similar proposed rules or regulations could also increase the compliance and regulatory burdens on our representatives and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of our licensed representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2018, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2018	304,899	$96.13	304,899	$199,385,106
May 1 - 31, 2018	234,856	97.00	234,856	176,602,914
June 1 - 30, 2018	351,183	100.59	351,111	141,284,288
Total	890,938	$98.12	890,866	$141,284,288

(1)

Consists of (a) repurchases of 72 shares at an average price of $99.60 arising from share-based compensation tax withholdings, and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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
(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

August 8, 2018	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)