Form 10-Q
period 2018-09-30
Primerica, Inc.
filed 2018-11-07
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2018
Common Stock, $0.01 Par Value	42,938,145 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2018	December 31, 2017
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,016,559 in 2018 and $1,877,326 in 2017)	$2,010,900	$1,927,842
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $874,328 in 2018 and $779,472 in 2017)	891,860	737,150
Equity securities available-for-sale, at fair value (amortized cost: $0 in 2018 and $31,331 in 2017)	-	41,107
Equity securities, at fair value (historical cost: $34,842 in 2018 and $0 in 2017)	39,317	-
Trading securities, at fair value (amortized cost: $15,944 in 2018 and $6,172 in 2017)	15,955	6,228
Policy loans	30,902	32,816
Total investments	2,988,934	2,745,143
Cash and cash equivalents	225,378	279,962
Accrued investment income	18,202	16,665
Reinsurance recoverables	4,196,021	4,205,173
Deferred policy acquisition costs, net	2,107,814	1,951,892
Agent balances, due premiums and other receivables	295,885	229,522
Intangible assets, net (accumulated amortization: $81,186 in 2018 and $78,633 in 2017)	48,961	51,513
Income taxes	53,440	48,614
Other assets	352,897	359,347
Separate account assets	2,419,997	2,572,872
Total assets	$12,707,529	$12,460,703

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,132,750	$5,954,524
Unearned premiums	439	486
Policy claims and other benefits payable	287,640	307,401
Other policyholders’ funds	394,046	377,998
Notes payable	373,567	373,288
Surplus note	891,139	736,381
Income taxes	182,240	177,468
Other liabilities	511,623	451,398
Payable under securities lending	70,632	89,786
Separate account liabilities	2,419,997	2,572,872
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	11,264,073	11,041,602

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2018 and 2017; issued and outstanding 42,977 shares in 2018 and 44,251 shares in 2017)	430	443
Paid-in capital	-	-
Retained earnings	1,452,841	1,375,090
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(5,300)	3,995
Net unrealized investment gains (losses) on available-for-sale securities:
Net unrealized investment gains (losses) not other-than-temporarily impaired	(4,381)	39,686
Net unrealized investment losses other-than-temporarily impaired	(134)	(113)
Total stockholders’ equity	1,443,456	1,419,101
Total liabilities and stockholders’ equity	$12,707,529	$12,460,703

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$670,222	$646,079	$1,993,499	$1,911,203
Ceded premiums	(391,175)	(397,641)	(1,188,873)	(1,203,452)
Net premiums	279,047	248,438	804,626	707,751
Commissions and fees	170,879	144,627	505,646	437,211
Investment income net of investment expenses	30,214	27,153	86,687	78,595
Interest expense on surplus note	(9,592)	(7,231)	(27,018)	(19,037)
Net investment income	20,622	19,922	59,669	59,558
Realized investment gains (losses), including other-than- temporary impairment losses	(126)	22	(470)	260
Other, net	14,359	14,291	43,047	41,381
Total revenues	484,781	427,300	1,412,518	1,246,161

Benefits and expenses:
Benefits and claims	118,787	105,864	340,747	307,761
Amortization of deferred policy acquisition costs	59,534	53,384	173,546	153,094
Sales commissions	84,588	72,022	250,062	221,165
Insurance expenses	41,925	37,637	126,485	112,177
Insurance commissions	6,584	5,593	18,878	15,649
Interest expense	7,216	7,073	21,617	21,344
Other operating expenses	54,712	45,527	173,023	143,539
Total benefits and expenses	373,346	327,100	1,104,358	974,729
Income before income taxes	111,435	100,200	308,160	271,432
Income taxes	26,296	33,565	70,610	89,619
Net income	$85,139	$66,635	$237,550	$181,813

Earnings per share:
Basic earnings per share	$1.95	$1.46	$5.36	$3.94
Diluted earnings per share	$1.94	$1.46	$5.34	$3.93

Weighted-average shares used in computing earnings per share:
Basic	43,452	45,318	44,081	45,864
Diluted	43,589	45,408	44,212	45,947

Supplemental disclosures:
Total impairment losses recognized on invested assets	$(49)	$(668)	$(152)	$(1,363)
Impairment losses recognized in other comprehensive income before income taxes	-	142	-	142
Net impairment losses recognized in earnings	(49)	(526)	(152)	(1,221)
Other net realized investment gains (losses)	(816)	548	350	1,481
Net gains (losses) recognized on equity securities	739	-	(668)	-
Net realized investment gains (losses), including other-than- temporary impairment losses	$(126)	$22	$(470)	$260

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$85,139	$66,635	$237,550	$181,813
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on investment securities	(8,347)	(3,725)	(56,267)	7,447
Reclassification adjustment for realized investment (gains) losses included in net income	755	(554)	92	(896)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	5,009	10,000	(9,295)	17,878
Total other comprehensive income (loss) before income taxes	(2,583)	5,721	(65,470)	24,429
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,720)	(1,391)	(12,014)	2,487
Other comprehensive income (loss), net of income taxes	(863)	7,112	(53,456)	21,942
Total comprehensive income	$84,276	$73,747	$184,094	$203,755

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Common stock:
Balance, beginning of period	$432	$450	$443	$457
Repurchases of common stock	(3)	(7)	(17)	(18)
Net issuance of common stock	1	1	4	5
Balance, end of period	430	444	430	444

Paid-in capital:
Balance, beginning of period	-	-	-	52,468
Share-based compensation	4,020	4,566	22,384	21,658
Net issuance of common stock	(1)	(1)	(4)	(5)
Repurchases of common stock	(4,019)	(4,565)	(22,380)	(74,121)
Balance, end of period	-	-	-	-

Retained earnings:
Balance, beginning of period	1,409,104	1,224,375	1,375,090	1,138,851
Cumulative effect from the adoption of new accounting standards, net	-	-	24,610	-
Net income	85,139	66,635	237,550	181,813
Dividends	(10,920)	(9,120)	(33,281)	(26,802)
Repurchases of common stock	(30,482)	(53,344)	(151,128)	(65,316)
Balance, end of period	1,452,841	1,228,546	1,452,841	1,228,546

Accumulated other comprehensive income (loss):
Balance, beginning of period	(8,952)	44,428	43,568	29,598
Cumulative effect from the adoption of new accounting standards, net	-	-	73	-
Change in foreign currency translation adjustment, net of income tax expense (benefit)	5,009	9,893	(9,295)	17,685
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired	(5,874)	(2,691)	(44,140)	4,340
Change in net unrealized investment gains (losses) other-than-temporarily impaired	2	(90)	(21)	(83)
Balance, end of period	(9,815)	51,540	(9,815)	51,540
Total stockholders’ equity	$1,443,456	$1,280,530	$1,443,456	$1,280,530

Dividends declared per share	$0.25	$0.20	$0.75	$0.58

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$237,550	$181,813
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	187,684	216,086
Deferral of policy acquisition costs	(329,672)	(317,112)
Amortization of deferred policy acquisition costs	173,546	153,094
Change in income taxes	5,313	22,151
Realized investment (gains) losses, including other-than-temporary impairments	470	(260)
Accretion and amortization of investments	(1,396)	(1,051)
Depreciation and amortization	9,122	10,323
Change in reinsurance recoverables	(662)	(24,137)
Change in agent balances, due premiums and other receivables	(14,336)	(30,283)
Trading securities sold, matured, or called (acquired), net	(11,174)	(4,147)
Share-based compensation	15,378	13,491
Change in other operating assets and liabilities, net	13,457	(10,169)
Net cash provided by (used in) operating activities	285,280	209,799

Cash flows from investing activities:
Available-for-sale fixed-maturity securities — sold	48,175	67,648
Available-for-sale fixed-maturity securities — matured or called	275,486	159,427
Available-for-sale equity securities — sold	-	2,125
Equity securities — sold	1,938	-
Available-for-sale fixed-maturity securities — acquired	(446,466)	(300,169)
Available-for-sale equity securities — acquired	-	(306)
Equity securities — acquired	(243)	-
Purchases of property and equipment and other investing activities, net	(11,013)	(7,965)
Cash collateral received (returned) on loaned securities, net	(19,154)	33,332
Sales (purchases) of short-term investments using securities lending collateral, net	19,154	(33,332)
Net cash provided by (used in) investing activities	(132,123)	(79,240)

Cash flows from financing activities:
Dividends paid	(33,281)	(26,802)
Common stock repurchased	(167,395)	(132,751)
Tax withholdings on share-based compensation	(6,129)	(6,704)
Net cash provided by (used in) financing activities	(206,805)	(166,257)
Effect of foreign exchange rate changes on cash	(936)	1,140
Change in cash and cash equivalents	(54,584)	(34,558)
Cash and cash equivalents, beginning of period	279,962	211,976
Cash and cash equivalents, end of period	$225,378	$177,418

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the "Parent Company"), together with its subsidiaries (collectively, "we", "us" or the "Company"), is a leading distributor of financial products to middle-income households in the United States and Canada. We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, LLC ("PFS"), a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada ("Primerica Life Canada") and PFSL Investments Canada Ltd. ("PFSL Investments Canada"); and PFS Investments Inc. ("PFS Investments"), an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company ("NBLIC"), a New York life insurance company. Peach Re, Inc. ("Peach Re") and Vidalia Re, Inc. ("Vidalia Re") are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the "Peach Re Coinsurance Agreement" and the "Vidalia Re Coinsurance Agreement").

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2018 and December 31, 2017, the statements of income, comprehensive income (loss), and stockholders' equity for the three and nine months ended September 30, 2018 and 2017, and the statements of cash flows for the nine months ended September 30, 2018 and 2017.  Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

New Accounting Principles. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). ASC 606 clarifies the principles for recognizing revenue by establishing the core principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized. Insurance contracts are specifically excluded from the scope of ASC 606 and therefore revenue from our insurance product lines is not affected by the new standard. We adopted the amendments in ASC 606 during the first quarter of 2018 using the modified retrospective method. The cumulative effect of adopting ASC 606 resulted in an increase to retained earnings of $24.7 million or 1.7% on January 1, 2018. The adjustment recognized upon the adoption of ASC 606 primarily consisted of recognizing the after tax net impact of renewal commissions we anticipate collecting in future periods less the portion we pay to our agents for the sale of prepaid legal service subscriptions and the referral of auto and homeowners’ insurance policies in our Corporate and Other Distributed Products segment made prior to January 1, 2018. Specifically, the cumulative effect adjustment recognized as of January 1, 2018 increased the following balance sheet line items:

January 1, 2018
(In thousands)
Agent balances, due premiums and other receivables	$45,730
Other liabilities	14,400
Income taxes (Liabilities)	6,647
Retained earnings	24,683

After the initial product sale or referral, we earn commissions from product providers for our distribution services as clients pay ongoing subscription fees for prepaid legal service subscriptions or premiums on auto and homeowners’ insurance policies purchased through our referral channel. Prior to the adoption of ASC 606, we recognized commission revenue upon receipt of the commission revenue from the product providers, which is the point in time when revenue becomes fixed and determinable, as the commissions earned are dependent on our clients’ future renewal activity. After the adoption of ASC 606, we recognize commission revenue equal to the expected value of the commissions we will earn over the life of the subscription or the referred policy when that initial subscription sale or policy referral occurs, which coincides with when we satisfy our performance obligation to the product provider. The application of ASC 606 did not result in any material changes in the line items within our statements of income, comprehensive income (loss) and stockholders’ equity during the three and nine months ended September 30, 2018 or our statement of cash flows during the nine months ended September 30, 2018 as compared with guidance in effect prior to the adoption of ASC 606, primarily due to the immaterial amount of revenue associated with these product distributions as well as the offsetting effect of replacing revenue for commissions received from existing sales prior to adopting ASC 606 with revenue for future estimated commissions from new sales subsequent to adopting ASC 606. Likewise, the application of ASC 606 as compared with guidance in effect prior to the adoption of ASC 606 did not have a material effect on the line items within our balance sheet between January 1, 2018 and September 30, 2018.  In addition, no changes in the timing or measurement of revenue recognition have been made in any of our other product lines as discussed further in Note 13 (Revenue from Contracts with Customers).

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 intends to enhance the reporting model for financial instruments and addresses certain aspects of recognition, measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. We adopted the amendments in ASU 2016-01 during the first quarter of 2018, which resulted in a cumulative-effect adjustment to increase retained earnings and decrease accumulated other comprehensive income (loss) by $7.7 million, equal to the after tax amount of the net unrealized gains on investments in equity securities as of January 1, 2018. Prior to the adoption of ASU 2016-01, the change in fair value (except for other-than-temporary impairment) on available-for-sale equity securities was recognized in other comprehensive income (loss).  Subsequent to the adoption of ASU 2016-01, the change in fair value on all investments in equity securities is recognized in net income. For the three and nine months ended September 30, 2018, we recognized $0.7 million of pre-tax net gains and $0.7 million of pre-tax net losses, respectively, in realized investment gains (losses) for the change in fair value of our investments in equity securities that would have been recorded as other comprehensive income (loss) prior to the adoption of ASU 2016-01. Additionally, we no longer maintain the classifications of available-for-sale or trading for equity securities but instead present all equity security investments held by the Company as equity securities in the balance sheet due to the adoption of ASU 2016-01. As a result, equity securities with a carrying value of $1.4 million previously included within the trading securities classification as of December 31, 2017 are presented as equity securities in the balance sheet subsequent to the adoption of ASU 2016-01.

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

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The amendments in ASU 2018-12 are scheduled to be effective for the Company beginning in 2021 as of the earliest period presented in the condensed consolidated financial statements. We anticipate that the adoption of ASU 2018-12 will have a pervasive impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems and controls. We are unable to determine the magnitude of its impact at this time as we are in the early stages of evaluating this recently-issued standard.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASC 842) ("ASC 842"), which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. The Company will adopt the amendments in ASC 842 beginning in the first quarter of 2019 as of the January 1, 2019 adoption date through a cumulative-effect adjustment. We expect the primary impact of ASC 842 will be the recognition of our operating lease obligations and corresponding right-of-use assets on our balance sheet, which mainly consist of our executive office operations and other real estate leases of office space. We anticipate that the impact of adopting this standard will result in an immaterial increase to assets and liabilities that is less than 1% of our total assets and total liabilities, respectively.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments ("ASC 326"). ASC 326 introduces new guidance for accounting for credit losses on financial instruments within its scope, including reinsurance recoverables, by replacing the current approach that delays recognition until it is probable a loss has been incurred with a new approach that estimates an allowance for anticipated credit losses on the basis of an entity’s own expectations. The objective of the new approach for estimating credit losses is to require consideration of a broader range of forward-looking information, which is expected to result in earlier recognition of credit losses on financial instruments. Available-for-sale debt securities are excluded from the scope of financial instruments that require measurement of credit losses on the basis of a forward-looking expected loss estimate under ASC 326. The incurred probable loss approach for measuring credit losses on available-for-sale debt securities will remain under ASC 326, however, an entity will be allowed to reverse credit losses previously recognized in an allowance for available-for-sale debt securities (other than credit losses for securities an entity intends to sell or will more-likely-than-not be required to sell before recovery of amortized cost) in situations where the estimate of credit losses on those securities has declined.  The amendments in ASC 326 also preclude an entity from considering the length of time an available-for-sale debt security has been in an unrealized loss position to avoid recording a credit loss and removes the requirement to consider recoveries or declines in fair value after the balance sheet date. The amendments in ASC 326 are effective for the Company beginning in fiscal year 2020. The Company is currently in the process of evaluating its impact on the Company’s consolidated financial statements.

Recently-issued accounting guidance not discussed above is not applicable, is immaterial to our consolidated financial statements, or did not or is not expected to have a material impact on our business.

Income Taxes. On December 22, 2017 the Tax Reform Act was enacted in the United States. The Tax Reform Act introduced a broad range of tax reforms affecting businesses, including corporate tax rates, business deductions, and international tax provisions.  Under U.S. GAAP, the effects of new legislation are recognized upon enactment, which, for federal legislation, is the date the president signs a bill into law. Accordingly, we recognized the tax effects of the Tax Reform Act as of December 31, 2017. The SEC staff issued Staff Accounting Bulletin No. 118, which allows companies to recognize provisional amounts for the tax effects resulting from the enactment of the Tax Reform Act for which the accounting under Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") is incomplete but a reasonable estimate can be determined. Adjustments to these provisional amounts, if any, are to be completed within a measurement period not to exceed one year. Amounts recognized by the Company as of December 31, 2017 represent reasonable estimates based on obtaining, preparing, and analyzing the information necessary at that time to account for the tax effects of the Tax Reform Act under ASC 740.

As of September 30, 2018, we continued the effort to finalize our analysis of the incomplete areas and make any necessary adjustments to the provisional amounts recognized as of December 31, 2017. We identified the following updates to the areas discussed in the 2017 Annual Report that were or remain incomplete and subject to adjustment when the necessary information is available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting:

•

The Company has finalized its decision to make a policy election to account for estimated taxes in regard to global intangible low-taxed income under the provisions of the Tax Reform Act by recognizing such taxes as incurred. We recognized $0.9 million and $2.9 million of income tax expense for the estimated taxes incurred for global intangible low-taxed income during the three and nine months ended September 30, 2018, respectively.

•

We finalized the amount recognized for the one-time mandatory deemed repatriation of Canadian earnings required by the Tax Reform Act, which resulted in a $1.0 million and $2.7 million reduction to income tax expense during the three and nine months ended September 30, 2018, respectively. As part of the finalization of the amount recognized for the one-time mandatory deemed repatriation, we identified excess foreign tax credits that could not be used to offset the mandatory deemed repatriation of foreign earnings stipulated by the Tax Reform Act of $6.1 million in addition to the provisional amount recognized as of December 31, 2017. However, the amount recognized for these foreign tax credits is fully offset by a corresponding increase to the full valuation allowance recorded for these foreign tax credits as we do not expect to be able to utilize them in the future.

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

We expect to finalize our analysis of the remaining incomplete areas and make any necessary adjustments during the fourth quarter of 2018.

The Tax Reform Act reduced the U.S. federal statutory rate from 35% to 21% effective January 1, 2018 and had a significant impact on our effective tax rate during the three and nine months ended September 30, 2018 as compared with the three and nine months ended September 30, 2017. We have presented the primary components impacting our effective tax rate as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
U.S. federal statutory rate	21.0%	35.0%	21.0%	35.0%
Difference between foreign statutory rate and U.S. statutory rate	1.0%	(1.6)%	1.1%	(1.7)%
Excess tax benefits recognized on share-based compensation	(0.6)%	(0.9)%	(1.0)%	(1.9)%
Tax on global intangible low-taxed income under the provisions of the Tax Reform Act	0.8%	—%	0.9%	—%
Updates to the provisional amount recognized for the one-time mandatory deemed repatriation of Canadian earnings required by the Tax Reform Act	(0.9)%	—%	(0.9)%	—%
Other	2.3%	1.0%	1.8%	1.6%
Effective tax rate	23.6%	33.5%	22.9%	33.0%

(2) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Term life insurance segment	$287,972	$256,240	$831,259	$729,193
Investment and savings products segment	165,269	140,058	490,151	424,239
Corporate and other distributed products segment	31,540	31,002	91,108	92,729
Total revenues	$484,781	$427,300	$1,412,518	$1,246,161

Net investment income:
Term life insurance segment	$3,506	$2,527	$9,841	$7,177
Investment and savings products segment	-	-	-	-
Corporate and other distributed products segment	17,116	17,395	49,828	52,381
Total net investment income	$20,622	$19,922	$59,669	$59,558

Amortization of DAC:
Term life insurance segment	$56,904	$50,386	$164,834	$145,456
Investment and savings products segment	2,349	2,780	7,870	6,824
Corporate and other distributed products segment	281	218	842	814
Total amortization of DAC	$59,534	$53,384	$173,546	$153,094

Non-cash share-based compensation expense:
Term life insurance segment	$646	$298	$3,612	$2,375
Investment and savings products segment	581	354	2,099	1,895
Corporate and other distributed products segment	758	1,172	9,667	9,221
Total non-cash share-based compensation expense	$1,985	$1,824	$15,378	$13,491

Income (loss) before income taxes:
Term life insurance segment	$74,337	$66,543	$209,787	$177,421
Investment and savings products segment	45,052	39,050	128,265	115,854
Corporate and other distributed products segment	(7,954)	(5,393)	(29,892)	(21,843)
Total income before income taxes	$111,435	$100,200	$308,160	$271,432

Total assets by segment were as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Assets:
Term life insurance segment	$6,356,636	$6,205,837
Investment and savings products segment (1)	2,548,623	2,684,717
Corporate and other distributed products segment	3,802,270	3,570,149
Total assets	$12,707,529	$12,460,703

_______________

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $128.7 million and $112.0 million as of September 30, 2018 and December 31, 2017, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenues by country:
United States	$411,998	$358,534	$1,191,502	$1,047,717
Canada	72,783	68,766	221,016	198,444
Total revenues	$484,781	$427,300	$1,412,518	$1,246,161
Income before income taxes by country:
United States	$91,793	$81,040	$249,106	$216,586
Canada	19,642	19,160	59,054	54,846
Total income before income taxes	$111,435	$100,200	$308,160	$271,432

	September 30, 2018	December 31, 2017
	(In thousands)
Long-lived assets by country:
United States	$25,980	$27,443
Canada	4,612	656
Total long-lived assets	$30,592	$28,099

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$12,636	$124	$(108)	$12,652
Foreign government	163,357	3,026	(1,741)	164,642
States and political subdivisions	52,945	836	(554)	53,227
Corporates	1,388,166	13,964	(18,151)	1,383,979
Residential mortgage-backed securities	182,398	2,022	(3,533)	180,887
Commercial mortgage-backed securities	136,166	1,800	(2,657)	135,309
Other asset-backed securities	80,891	151	(838)	80,204
Total available-for-sale securities(1)	$2,016,559	$21,923	$(27,582)	$2,010,900

(1)	Includes $0.2 million of other-than-temporary impairment ("OTTI") losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$11,577	$283	$(47)	$11,813
Foreign government	139,486	5,651	(648)	144,489
States and political subdivisions	54,714	1,554	(141)	56,127
Corporates	1,337,321	42,616	(3,655)	1,376,282
Residential mortgage-backed securities	119,672	3,583	(297)	122,958
Commercial mortgage-backed securities	134,003	2,299	(910)	135,392
Other asset-backed securities	80,553	452	(224)	80,781
Total fixed-maturity securities(1)	1,877,326	56,438	(5,922)	1,927,842
Equity securities	31,331	9,796	(20)	41,107
Total fixed-maturity and equity securities	$1,908,657	$66,234	$(5,942)	$1,968,949

(1)	Includes $0.2 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of September 30, 2018 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$180,096	$181,719
Due after one year through five years	864,618	864,694
Due after five years through 10 years	521,980	515,449
Due after 10 years	50,410	52,638
	1,617,104	1,614,500
Mortgage- and asset-backed securities	399,455	396,400
Total fixed-maturity securities	$2,016,559	$2,010,900

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale investments was as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Net unrealized investment gains (losses) on available-for-sale securities including OTTI:
Available-for-sale securities	$(5,659)	$60,292	(1)
OTTI	171	174
Net unrealized investment gains (losses) on available-for-sale securities excluding OTTI	(5,488)	60,466
Deferred income taxes	1,107	(20,780)
Net unrealized investment gains (losses) on available-for-sale securities excluding OTTI, net of tax	$(4,381)	$39,686

(1)	Includes $9.8 million of net unrealized gains for equity securities recognized in accumulated other comprehensive income (loss) prior to the adoption of ASU 2016-01.

Trading Securities. The amortized cost and fair value of the securities classified as trading securities were as follows:

	September 30, 2018		December 31, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities	$15,944	$15,955	$4,801	$4,800
Equity securities(1)	-	-	1,371	1,428
Total trading securities	$15,944	$15,955	$6,172	$6,228

(1)

Equity securities, previously classified as trading securities, are no longer classified as trading securities due to the adoption of ASU 2016-01. As of September 30, 2018, all equity security investments held by the Company are presented in the balance sheet as equity securities.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of September 30, 2018, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding loss attributable to the rise in market interest rates since issuance of $17.5 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 4 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $10.0 million and $11.1 million as of September 30, 2018 and December 31, 2017, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $70.6 million and $89.8 million as of September 30, 2018 and December 31, 2017, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Fixed-maturity securities (available-for-sale)	$20,142	$19,268	$59,173	$57,537
Fixed-maturity security (held-to-maturity)	9,592	7,231	27,018	19,037
Equity securities	482	525	1,461	1,575
Policy loans and other invested assets	391	395	1,192	1,016
Cash and cash equivalents	664	282	1,892	722
Total return on deposit asset underlying 10% coinsurance agreement(1)	1,094	869	1,882	2,671
Gross investment income	32,365	28,570	92,618	82,558
Investment expenses	(2,151)	(1,417)	(5,931)	(3,963)
Investment income net of investment expenses	30,214	27,153	86,687	78,595
Interest expense on surplus note	(9,592)	(7,231)	(27,018)	(19,037)
Net investment income	$20,622	$19,922	$59,669	$59,558

(1)

Includes $0.3 million and $2.0 million of losses recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and nine months ended September 30, 2018, respectively. The change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and nine months ended September 30, 2017 was not material.

The components of net realized investment gains (losses) recognized in net income as well as details on gross realized investment gains and losses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$238	$1,089	$1,025	$2,153
Gross losses from sales of available-for-sale securities	(944)	(9)	(965)	(36)
OTTI losses of available-for-sale securities	(49)	(526)	(152)	(1,221)
Net gains (losses) recognized in net income on equity securities	739	-	(668)	-
Gains (losses) from bifurcated options	(110)	(532)	290	(636)
Net realized investment gains (losses)	$(126)	$22	$(470)	$260

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Proceeds from sales or other redemptions	$83,398	$86,502	$323,661	$229,200

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net gains (losses) recognized on equity securities	$739	$-	$(668)	$-
Less: Net gains (losses) recognized on equity securities sold	1	-	(48)	-
Net gains (losses) recognized in net income on equity securities still held as of period-end	$738	$-	$(620)	$-

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

Available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $1,349.2 million and $529.2 million as of September 30, 2018 and December 31, 2017, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2018
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$4,756	$(58)	3	$4,009	$(50)	5
Foreign government	65,531	(939)	52	28,001	(802)	34
States and political subdivisions	22,293	(378)	19	7,538	(176)	9
Corporates	717,844	(12,321)	575	131,884	(5,830)	119
Residential mortgage-backed securities	120,866	(2,210)	53	27,114	(1,323)	17
Commercial mortgage-backed securities	84,144	(1,375)	62	42,365	(1,282)	46
Other asset-backed securities	46,702	(617)	38	18,539	(221)	28
Total fixed-maturity securities	$1,062,136	$(17,898)		$259,450	$(9,684)

	December 31, 2017
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$4,754	$(34)	5	$2,975	$(13)	3
Foreign government	40,287	(465)	45	7,102	(183)	7
States and political subdivisions	7,369	(43)	7	6,267	(98)	7
Corporates	247,613	(2,323)	216	39,767	(1,332)	43
Residential mortgage-backed securities	33,610	(263)	16	2,592	(34)	8
Commercial mortgage-backed securities	60,116	(394)	52	22,149	(516)	25
Other asset-backed securities	32,605	(121)	33	14,819	(103)	19
Total fixed-maturity securities	426,354	(3,643)		95,671	(2,279)
Equity securities	1,076	(16)	4	170	(4)	2
Total fixed-maturity and equity securities	$427,430	$(3,659)		$95,841	$(2,283)

As of September 30, 2018, the unrealized losses on our available-for-sale fixed-maturity security portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	September 30, 2018		December 31, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$3	$192	$503	$654

OTTI recognized in earnings on available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
OTTI on fixed-maturity securities not in default	$49	$412	$152	$947
OTTI on fixed-maturity securities in default	-	114	-	114
OTTI on equity securities(1)	-	-	-	160
Total OTTI recognized in earnings	$49	$526	$152	$1,221

(1)	Subsequent to the adoption of ASU 2016-01 all changes in the fair value of equity securities are recognized in net income and thus OTTI no longer applies to equity securities.

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

OTTI recognized in earnings for available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$49	$668	$152	$1,203
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	-	142	-	142
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell before recovery	49	526	152	1,061
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	-	-	-	160
OTTI recognized in earnings	$49	$526	$152	$1,221

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held as of period end was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$3,294	$5,575	$4,346	$5,774
Additions for securities where no OTTI were recognized prior to the beginning of the period	-	351	-	351
Additions for securities where OTTI have been recognized prior to the beginning of the period	49	175	152	710
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit-impaired securities	(578)	(699)	(1,733)	(1,296)
Reductions for exchanges of securities previously impaired	-	(1,047)	-	(1,184)
Cumulative OTTI recognized in net income for securities still held, end of period	$2,765	$4,355	$2,765	$4,355

As of September 30, 2018, no cumulative impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. The fair value of these bifurcated options was $0 and $0.9 million as of September 30, 2018 and December 31, 2017, respectively.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of September 30, 2018 and December 31, 2017. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

(4) Fair Value of Financial Instruments

Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We classify and disclose all invested assets carried at fair value in one of the following three categories:

•

Level 1. Quoted prices for identical instruments in active markets. Level 1 consists of financial instruments whose value is based on quoted market prices in active markets, such as exchange-traded common stocks and actively traded mutual fund investments;

•

Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate and yield curves, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; and certain mortgage- and asset-backed securities; and

•

Level 3. Valuations derived from valuation techniques in which one or more significant inputs are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid mortgage-and asset-backed securities and equity securities.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$12,652	$-	$12,652
Foreign government	-	164,642	-	164,642
States and political subdivisions	-	53,227	-	53,227
Corporates	3,060	1,380,916	3	1,383,979
Residential mortgage-backed securities	-	180,614	273	180,887
Commercial mortgage-backed securities	-	135,309	-	135,309
Other asset-backed securities	-	80,204	-	80,204
Total available-for-sale fixed-maturity securities	3,060	2,007,564	276	2,010,900
Equity securities	38,057	1,065	195	39,317
Trading securities	-	15,955	-	15,955
Separate accounts	-	2,419,997	-	2,419,997
Total fair value assets	$41,117	$4,444,581	$471	$4,486,169
Fair value liabilities:
Separate accounts	$-	$2,419,997	$-	$2,419,997
Total fair value liabilities	$-	$2,419,997	$-	$2,419,997

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$11,813	$-	$11,813
Foreign government	-	144,489	-	144,489
States and political subdivisions	-	56,127	-	56,127
Corporates	3,240	1,373,039	3	1,376,282
Residential mortgage-backed securities	-	122,544	414	122,958
Commercial mortgage-backed securities	-	135,392	-	135,392
Other asset-backed securities	-	80,781	-	80,781
Total available-for-sale fixed-maturity securities	3,240	1,924,185	417	1,927,842
Available-for-sale equity securities	39,026	1,931	150	41,107
Trading securities	1,428	4,800	-	6,228
Separate accounts	-	2,572,872	-	2,572,872
Total fair value assets	$43,694	$4,503,788	$567	$4,548,049
Fair value liabilities:
Separate accounts	$-	$2,572,872	$-	$2,572,872
Total fair value liabilities	$-	$2,572,872	$-	$2,572,872

In assessing fair value of our investments, we use a third-party pricing service for 94% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly-traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating), liquidity and yield based on quality rating, average life and U.S. Treasury yields. All observable data inputs are corroborated by independent third-party data. We also corroborate pricing information provided by our third-party pricing service by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and/or independently developed pricing methodologies.

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

Because many fixed-maturity securities do not trade on a daily basis, third-party pricing services generally determine fair value using industry-standard methodologies, which vary by asset class. For corporates, governments, and agency securities, these methodologies include developing prices by incorporating available market information such as U.S. Treasury curves, benchmarking of similar securities including new issues, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities (such as mortgage-and asset-backed securities) with limited trading activity, third-party pricing services generally use industry-standard pricing methodologies that incorporate market information, such as index prices or discounting expected future cash flows based on underlying collateral, and quotes from market participants, to estimate fair value. If one or more of these input measures are not deemed observable for a particular security, the security will be classified as Level 3 in the fair value hierarchy.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30, (1)		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Level 3 assets, beginning of period	$516	$1,861	$567	$8,162
Net unrealized gains (losses) included in other comprehensive income	(4)	24	(17)	246
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	2	-	47	9
Purchases	-	-	-	1,250
Settlements	(43)	(204)	(126)	(645)
Transfers into Level 3	-	-	-	2,439
Transfers out of Level 3 (2)	-	-	-	(9,780)
Level 3 assets, end of period	$471	$1,681	$471	$1,681

(1)

Activities for investments that enter Level 3 in one quarter and exit Level 3 in another quarter within the same fiscal year are not eliminated until year-end when only the full year amounts are presented.

(2)

During the nine months ended September 30, 2017, transfers out of Level 3 assets primarily consisted of newly issued fixed-maturity securities in the previous quarter for which observable inputs, most notably quoted prices, used to derive valuations became readily available.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and nine months ended September 30, 2018 and 2017.

The carrying values and estimated fair values of our financial instruments were as follows:

	September 30, 2018		December 31, 2017
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,010,900	$2,010,900	$1,927,842	$1,927,842
Fixed-maturity security (held-to-maturity) (3)	891,860	874,328	737,150	779,472
Available-for-sale equity securities	-	-	41,107	41,107
Equity securities	39,317	39,317	-	-
Trading securities	15,955	15,955	6,228	6,228
Policy loans (3)	30,902	30,902	32,816	32,816
Deposit asset underlying 10% coinsurance agreement (3)	226,025	226,025	217,336	217,336
Separate accounts	2,419,997	2,419,997	2,572,872	2,572,872
Liabilities:
Notes payable (1) (2)	$373,567	$386,505	$373,288	$400,628
Surplus note (1) (3)	891,139	874,328	736,381	778,050
Separate accounts	2,419,997	2,419,997	2,572,872	2,572,872

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a level 2 fair value measurement.

(3)	Classified as a level 3 fair value measurement.

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

Details on in-force life insurance were as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Direct life insurance in force	$784,286,697	$767,001,938
Amounts ceded to other companies	(682,975,825)	(668,446,638)
Net life insurance in force	$101,310,872	$98,555,300
Percentage of reinsured life insurance in force	87%	87%

Reinsurance recoverables include ceded reserve balances and ceded claim liabilities. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	September 30, 2018		December 31, 2017
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,744,439	NR	$2,725,795	NR
SCOR Global Life Reinsurance Companies (3)	348,661	A+	354,458	A+
Munich Re of Malta (2) (5)	293,572	NR	302,391	NR
Swiss Re Life & Health America Inc. (4)	235,511	A+	245,543	A+
American Health and Life Insurance Company (2)	171,875	B	172,956	B
Munich American Reassurance Company	110,365	A+	112,841	A+
Korean Reinsurance Company	101,886	A	102,915	A
RGA Reinsurance Company	89,250	A+	90,037	A+
Hannover Life Reassurance Company	32,386	A+	32,250	A+
TOA Reinsurance Company	25,519	A	24,619	A
All other reinsurers	42,557	-	41,368	-
Reinsurance recoverables	$4,196,021		$4,205,173

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

Benefits and claims ceded to reinsurers during the three and nine months ended September 30, 2018 were $310.8 million and $964.0 million, respectively, compared to $314.8 million and $991.9 million for the three and nine months ended September 30, 2017, respectively.

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Nine months ended September 30,
	2018	2017
	(In thousands)
Policy claims and other benefits payable, beginning of period	$307,401	$268,136
Less reinsured policy claims and other benefits payable	322,137	323,195
Net balance, beginning of period	(14,736)	(55,059)
Incurred related to current year	131,862	120,062
Incurred related to prior years (1)	(1,755)	2,179
Total incurred	130,107	122,241
Claims paid related to current year, net of reinsured policy claims received	(194,564)	(190,542)
Reinsured policy claims received related to prior years, net of claims paid	21,889	60,118
Total paid	(172,675)	(130,424)
Foreign currency translation	(166)	330
Net balance, end of period	(57,470)	(62,912)
Add reinsured policy claims and other benefits payable	345,110	347,363
Balance, end of period	$287,640	$284,451

(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period end and the actual incurred claims reported after period end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Nine months ended September 30,
	2018	2017
	(In thousands)
Common stock, beginning of period	44,251	45,721
Shares issued for stock options exercised	33	38
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	428	430
Common stock retired	(1,735)	(1,809)
Common stock, end of period	42,977	44,380

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of September 30, 2018, we had a total of 643,856 RSUs and 85,010 PSUs outstanding. The PSU outstanding balance is based on the target number of PSUs granted pursuant to the award agreements; however, the actual number of common shares issued could be higher or lower based on actual versus target performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

On February 6, 2018, our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through June 30, 2019 (the “share repurchase program”). Under the share repurchase program, we repurchased 1,658,380 shares of our common stock in the open market for an aggregate purchase price of $167.3 million through September 30, 2018. Approximately $107.7 million remains available for repurchases of our outstanding common stock under the share repurchase program as of September 30, 2018.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$85,139	$66,635	$237,550	$181,813
Income attributable to unvested participating securities	(485)	(465)	(1,405)	(1,326)
Net income used in calculating basic EPS	$84,654	$66,170	$236,145	$180,487
Denominator:
Weighted-average vested shares	43,452	45,318	44,081	45,864
Basic EPS	$1.95	$1.46	$5.36	$3.94

Diluted EPS:
Numerator:
Net income	$85,139	$66,635	$237,550	$181,813
Income attributable to unvested participating securities	(484)	(464)	(1,401)	(1,324)
Net income used in calculating diluted EPS	$84,655	$66,171	$236,149	$180,489
Denominator:
Weighted-average vested shares	43,452	45,318	44,081	45,864
Dilutive effect of incremental shares to be issued for contingently-issuable shares	137	90	131	83
Weighted-average shares used in calculating diluted EPS	43,589	45,408	44,212	45,947
Diluted EPS	$1.94	$1.46	$5.34	$3.93

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

Equity awards granted to our sales force prior to January 2018 contained sales restrictions that expired over three years. Because of such sales restrictions, the fair market value of the awards incorporated an illiquidity discount reflecting the risk associated with the post-vesting restrictions. Starting in January 2018, equity awards granted under quarterly contests no longer contain sales restrictions, thereby eliminating the need to incorporate an illiquidity discount. These awards are measured at fair value at the conclusion of the quarterly contest. Awards granted before January 2018 maintain the post-vest restrictions established at the time of grant.

In connection with our granting of equity awards to management and members of the Board of Directors, we recognize expense over the requisite service period of the equity award. We defer and amortize the fair value of equity awards granted to our sales force in the same manner as other deferred policy acquisition costs for those awards that are an incremental direct cost of successful acquisitions of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred. All equity awards granted to our sales force that are not directly related to the successful acquisition of life insurance policies are recognized as expense as incurred, which is in the quarter granted and earned.

The impacts of equity awards granted are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Total equity awards expense recognized	$1,985	$1,824	$15,378	$13,491
Quarterly incentive awards expense deferred	2,035	2,744	7,014	8,162

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

•

30,579 PSUs awarded under the OIP to our four top executives with a measurement-date fair value of $100.55 per unit. The PSUs will be earned on March 1, 2021 contingent upon the Company achieving a target annual average three-year return on adjusted equity ("ROAE") for the period from January 1, 2018 through December 31, 2020. The actual number of common shares that will be issued will vary based on the actual ROAE relative to the target ROAE and can range from zero to 45,868 shares.

All awards granted to employees on February 26, 2018 vest upon voluntary termination of employment by any employee who is "retirement eligible" as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately vest for a retirement eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE ending on December 31, 2020, even if that employee retires prior to the completion of the three-year performance period.

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the "Credit Facility Agreement") to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term ending on January 15, 2026. At September 30, 2018, the amount of the LOC outstanding was $312.8 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of September 30, 2018, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(11) Other Comprehensive Income

The components of other comprehensive income (loss) ("OCI"), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$5,009	$10,000	$(9,295)	$17,878
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	107	-	193
Change in unrealized foreign currency translation gains (losses), net of income taxes	$5,009	$9,893	$(9,295)	$17,685
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(8,347)	$(3,725)	$(56,267)	$7,447
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(1,879)	(1,304)	(12,033)	2,608
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(6,468)	(2,421)	(44,234)	4,839

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	755	(554)	92	(896)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	159	(194)	19	(314)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	596	(360)	73	(582)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(5,872)	$(2,781)	$(44,161)	$4,257

(12) Debt

Notes Payable. At September 30, 2018, the Company had $375.0 million of publicly-traded, senior unsecured notes (the "Senior Notes"), with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022. As of September 30, 2018, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three and nine months ended September 30, 2018.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2017 Annual Report.

Surplus Note. At September 30, 2018, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $891.7 million, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2016 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.3 billion each.  The Vidalia Re Coinsurance Agreement also provides the option for Primerica Life to cede level-premium term life insurance policies issued in 2017 to Vidalia Re at a future date. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2017 Annual Report.

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of September 30, 2018, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility during the three and nine months ended September 30, 2018.

(13) Revenue from Contracts with Customers

Our revenues from contracts with customers primarily include:

•

Commissions and fees earned for the marketing and distribution of investment and savings products underwritten by mutual fund companies and annuity providers. For purposes of ASC 606, mutual fund companies and annuity providers are considered the customers in marketing and distribution arrangements.

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$10,615	$10,655	$31,943	$30,345
Total segment revenues from contracts with customers	10,615	10,655	31,943	30,345
Revenues from sources other than contracts with customers	277,357	245,585	799,316	698,848
Total Term Life Insurance segment revenues	$287,972	$256,240	$831,259	$729,193

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$64,181	$53,488	$192,949	$174,697
Asset-based revenues	63,529	55,219	184,222	158,748
Account-based revenues	20,306	13,811	61,339	40,310
Other, net	2,464	2,480	7,223	7,056
Total segment revenues from contracts with customers	150,480	124,998	445,733	380,811
Revenues from sources other than contracts with customers (segregated funds)	14,789	15,060	44,418	43,428
Total Investment and Savings Products segment revenues	$165,269	$140,058	$490,151	$424,239

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$8,074	$7,049	$22,718	$20,028
Other, net	1,280	1,156	3,881	3,980
Total segment revenues from contracts with customers	9,354	8,205	26,599	24,008
Revenues from sources other than contracts with customers	22,186	22,797	64,509	68,721
Total Corporate and Other Distributed Products segment revenues	$31,540	$31,002	$91,108	$92,729

(1)

Commissions and fees for the three and nine months ended September 30, 2018 include $1.1 million and $3.2 million, respectively, attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

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

Investment and Savings Products Marketing and Distribution Services. We receive commissions and fees from mutual fund companies and annuity providers for the marketing and distribution by our licensed sales representatives of investment and savings products underwritten by such companies and providers. We recognize the sales-based marketing and distribution revenue received from such companies and providers at the point in time our performance obligation to them is satisfied, which is the trade date. The sales-based commissions from mutual fund companies and annuity providers are known and are due at the same time our performance obligation to such mutual fund companies and annuity providers is satisfied. We also receive ongoing asset-based commissions from mutual fund companies and annuity providers each reporting period based on client asset values. We do not recognize revenue for asset-based marketing and distribution commissions until the end of each subsequent reporting period when the amount becomes known and due from mutual fund companies or annuity providers as this revenue represents variable consideration that is fully constrained at the point in time our distinct performance obligation to mutual fund companies and annuity providers is satisfied. We consider variable consideration in the form of asset-based marketing and distribution commissions to be fully constrained as the amounts we will be entitled to collect are highly uncertain and susceptible to factors outside of our control. Such factors include the market values of assets under management and the length of time investors hold their accounts. Asset-based marketing and distribution commissions recognized during the current period are almost exclusively attributable to distinct performance obligations satisfied to mutual fund companies and annuity providers in previous periods. The adoption of ASC 606 did not result in any changes in the timing or measurement of revenue recognition for marketing and distribution services of investment and savings products.

Investment Advisory and Administrative Services. We provide investment advisory and administrative services over time to investors in the managed investments programs we offer. We recognize revenue as our performance obligation is satisfied over time for daily investment advisory and administrative services that are substantially the same and have the same pattern of delivery. Fees for these services, which are based on a percentage of client assets in managed investment programs, become known and are charged to investors during the same reporting period in which the daily investment advisory and administrative services are performed. The adoption of ASC 606 did not result in any changes in the timing or measurement of revenue recognition for investment advisory and administrative services.

Account-based Services. We provide distinct transfer agent recordkeeping services for certain mutual funds we distribute and non-bank custodial services to investors purchasing investment products we distribute through qualified retirement accounts in the United States. Fees charged for these account-based services consist primarily of a stated fee for each investment position or each qualified retirement account. Generally, our performance obligation for each account-based service arrangement is satisfied over time and is substantially the same with the same pattern of delivery. We recognize revenue to which we are entitled for each investment position or each qualified account over time based on the time-based pro-rata amount earned each reporting period. The adoption of ASC 606 did not result in any changes in the timing or measurement of revenue recognition for account-based services.

Distribution of Other Third-party Financial Products. We distribute various other financial products on behalf of third parties to consumers. We receive upfront commissions and/or renewal commissions from product providers for sales of other financial product sales we have arranged. We recognize revenue at the point in time our performance obligation to product providers is satisfied, which is generally on the date the financial product is purchased by the consumer from the product provider. For certain financial products, most notably prepaid legal subscriptions and auto and homeowners’ insurance referrals, we receive ongoing renewal commissions that coincide with recurring payments received by product providers from active subscribers or policyholders. Ongoing renewal commissions represent variable consideration that will not be resolved until after the reporting period in which our performance obligation has been satisfied. We estimate variable consideration in the transaction price for these financial products (with the exception of miscellaneous products for which we expect nominal ongoing commissions) as the expected amount of commissions to be received over the life of the subscription or referred policy and apply a constraint so that it is probable that a subsequent change in estimate will not result in a significant revenue reversal. Management judgement primarily is required to determine the average life of a subscription or referred policy, which we establish based on historical information. We recognize variable consideration in excess of the amount constrained in subsequent reporting periods when the uncertainty is resolved and the excess amounts are due from the product providers. Prior to the adoption of ASC 606, we recognized revenue for ongoing renewal commissions associated with other third-party financial products upon receipt of the commission revenue from the product providers, which is the point in time when the amount became fixed and determinable.

Revenue for Other Services. We recognize revenue from the sale of other miscellaneous products and services, including monthly subscription fees from our sales representatives for access to POL, upon the transfer of the promised product or service. For POL subscriptions, we satisfy our performance obligation by providing subscribers access to the promised services over time during each monthly subscription period. Revenue recognized from the sale of other miscellaneous products and services becomes known and charged at the same time we satisfy the corresponding performance obligation. The adoption of ASC 606 did not result in any changes in the timing or measurement of revenue recognition for revenue for other services.

Contract Balances. For revenue associated with ongoing renewal commissions on other distributed financial products, we record a contract asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the sale or referral, less amounts that are constrained in other assets. The contract asset is reduced for commissions that are billed and become due receivables from product providers during the reporting period.

Activity in the contract asset account was as follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	(In thousands)
Balance, beginning of period	$48,168	$48,533
Current period sales, net of collection of renewal commissions	657	292
Balance, end of period	$48,825	$48,825

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the three and nine months ended September 30, 2018.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to our sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the "Parent Company") and its subsidiaries (collectively, "we", "us" or the "Company") for the period from December 31, 2017 to September 30, 2018. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report"). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading "Risk Factors" in the 2017 Annual Report as well as Item 1A of Part II (Other Information) included elsewhere in this report. Actual results may differ materially from those contained in any forward-looking statements.

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

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
New recruits	76,146	90,210	228,896	239,466
New life-licensed sales representatives	11,715	12,783	36,989	36,633

New recruits decreased during the three and nine months ended September 30, 2018 compared to the same period in 2017 largely due to approximately 17,000 additional recruits from hurricane-affected areas in 2017 whose Independent Business Application (“IBA”) fees were waived in September 2017.

New life-licensed sales representatives decreased during the three months ended September 30, 2018 compared to the same period in 2017, which followed recruiting levels in recent periods. For the nine months ended September 30, 2018, the number of new life-licensed sales representatives was consistent with the prior year period.

The size of our life-licensed independent sales force was as follows:

	September 30, 2018	June 30, 2018
Life-licensed sales representatives	130,658	130,156

The size of our life-licensed sales representatives remained consistent at September 30, 2018 compared to June 30, 2018 primarily as  the number of new life-licensed representatives were offset by non-renewals during the third quarter of 2018.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Average number of life-licensed sales representatives	130,370	122,960	128,444	120,000
Number of new policies issued	74,892	78,056	229,467	232,731
Average monthly rate of new policies issued per life-licensed sales representative	0.19	0.21	0.20	0.22

New life insurance policies issued during the three and nine months ended September 30, 2018 was lower versus the comparable periods in 2017 largely due to fluctuations in the productivity of the sales force between periods as the prior year periods benefited from strong productivity at the high end of our historical experience range. Productivity, measured by the average monthly rate of new policies issued per life-licensed sales representative, during the three and nine months ended September 30, 2018 was below the comparable periods in 2017 but was within our historical experience range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2018	% of beginning balance	2017	% of beginning balance	2018	% of beginning balance	2017	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$773,604		$746,427		$763,831		$728,385
Net change in face amount:
Issued face amount	23,728	3%	24,035	3%	71,987	9%	71,121	10%
Terminations	(17,638)	(2)%	(16,331)	(2)%	(51,766)	(7)%	(48,029)	(7)%
Foreign currency	1,582	*	3,280	*	(2,776)	*	5,934	1%
Net change in face amount	7,672	1%	10,984	1%	17,445	2%	29,026	4%
Face amount in force, end of period	$781,276		$757,411		$781,276		$757,411
*	Less than 1%.

The face amount of term life policies in force increased 3% during the three and nine months ended September 30, 2018 as the level of face amount issued continued to exceed the face amount of terminations.  As a percentage of the beginning face amount in force, issued face amount as well as terminated face amount during the three and nine months ended September 30, 2018 remained consistent with the comparable periods. The strengthening of the Canadian dollar spot rate relative to the U.S. dollar during the three months ended September 30, 2018 also contributed to the increase in face amount. During the nine months ended September 30, 2018, the effect of a stronger U.S. dollar in relation to the Canadian dollar reduced the translated face amount of existing policies in force and partially offset the overall increase in issued face amount when compared to the same periods in 2017.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$945	$878	$67	8%	$3,013	$2,850	$163	6%
Annuities and other	583	366	217	59%	1,531	1,243	288	23%
Total sales-based revenue generating product sales	1,528	1,244	284	23%	4,544	4,093	451	11%
Managed investments	190	125	65	52%	584	269	315	117%
Segregated funds	44	62	(18)	(29)%	176	227	(51)	(22)%
Total product sales	$1,762	$1,431	$331	23%	$5,304	$4,589	$715	16%
Average client asset values:
Retail mutual funds	$39,049	$35,717	$3,332	9%	$38,341	$34,538	$3,803	11%
Annuities and other	18,718	17,230	1,488	9%	18,388	16,730	1,658	10%
Managed investments	3,179	2,246	933	42%	2,949	2,095	854	41%
Segregated funds	2,417	2,463	(46)	(2)%	2,443	2,390	53	2%
Total average client asset values	$63,363	$57,656	$5,707	10%	$62,121	$55,753	$6,368	11%

The rollforward of asset values in client accounts was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2018	% of beginning balance	2017	% of beginning balance	2018	% of beginning balance	2017	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$61,777		$56,591		$61,167		$52,339
Net change in asset values:
Inflows	1,762	3%	1,431	3%	5,304	9%	4,589	9%
Redemptions	(1,499)	(2)%	(1,257)	(2)%	(4,568)	(7)%	(3,841)	(7)%
Net inflows	263	*	174	*	736	1%	748	1%
Change in fair value, net	2,019	3%	1,552	3%	2,634	4%	4,941	9%
Foreign currency, net	174	*	354	1%	(304)	*	643	1%
Net change in asset values	2,456	4%	2,080	4%	3,066	5%	6,332	12%
Asset values, end of period	$64,233		$58,671		$64,233		$58,671
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	Positions	%	2018	2017	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,066	2,235	(169)	(8)%	2,094	2,230	(136)	(6)%
Recordkeeping only	657	678	(21)	(3)%	661	675	(14)	(2)%
Total average number of fee- generating positions	2,723	2,913	(190)	(7)%	2,755	2,905	(150)	(5)%

(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions during the Three Months Ended September 30, 2018

Product sales. Investment and savings products sales increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to higher variable annuity sales, reflecting enhanced product offerings by our product partners as well as a favorable market environment.

Average client asset values. Average client asset values increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 largely due to market appreciation and continued net positive inflows in recent periods.

Rollforward of client asset values. The increase in client asset values during the three months ended September 30, 2018 was primarily due to positive market performance during the third quarter of 2018 and continued inflows from product sales, which outpaced redemptions.

Average number of fee-generating positions. The average number of fee-generating positions decreased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the transition of our clients’ managed investments since the second quarter of 2017 from Freedom Portfolios, for which we earn transfer agent recordkeeping fees, to the Lifetime Investments Platform, for which we do not earn transfer agent recordkeeping fees.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions during the Nine Months Ended September 30, 2018

Product sales. Investment and savings products sales increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 largely due to strong growth in managed investments as a result of the Lifetime Investments Platform that we launched in the second quarter of 2017 as well as higher variable annuity sales as discussed above in the three-month comparison. Higher retail mutual funds sales also contributed to the increase in product sales as strong market performance in recent periods positively contributed to consumer demand for retail mutual funds during 2018.

Average client asset values. Average client asset values increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the same factors impacting average client asset values as described above in the three-month comparison.

Rollforward of client asset values. Client asset values increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 largely due to the same factors impacting client asset values as discussed above in the three-month comparison.

Average number of fee-generating positions. The average number of fee-generating positions decreased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the same factors impacting average number of fee-generating positions as discussed above in the three-month comparison.

Other business trends and conditions.

Regulatory changes can also impact our product sales. On April 18, 2018, the SEC proposed (i) a new rule to establish a “best interest” standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer, (ii) new and amended rules and forms to require registered broker-dealers, investment advisers and their investment professionals to provide a relationship summary to retail investors, (iii) required disclosures in retail communications, (iv) new restrictions on the user of the term “adviser” or “advisor” by broker-dealers in specified circumstances; and (v) an SEC interpretation of the fiduciary standard of conduct for investment advisers (together, the “SEC Best Interest Proposal”). The SEC Regulatory Agenda now indicates that final action on the SEC Best Interest Proposal will be taken in September 2019. Similarly, in Canada, the organization of provincial and territorial securities regulators (“Canadian Securities Administrators” or “CSA”) published a notice requesting public comment on reforms to obligations of registered firms and individuals to enhance conflict of interest mitigation rules (“Client Focused Reforms”). Because of the uncertain status of the rules, we have not determined the extent to which changes to our business would be necessary and are, therefore, unable to quantify the impact, if any, on our business, nor are we able to project the timing of the adoption of any such reforms or transition timeline.

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

In Canada, on September 13, 2018, the CSA published for comment proposed amendments that would prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus. The CSA expects that the prohibition of upfront sales commissions by fund companies will eliminate the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada. These proposed amendments follow the June 21, 2018 publication of the CSA’s policy decision on embedded commissions and its proposed Client Focused Reforms. Under proposed enhanced conflict of interest rules in the Client Focused Reforms, all embedded commissions would be considered conflicts that must be addressed in the best interests of clients or avoided. The proposed amendments are open for comment until December 13, 2018. If such rules are adopted, changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada may be necessary.

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

In 2010, as part of our corporate reorganization and the initial public offering of our common stock, we entered into significant coinsurance transactions (the "IPO coinsurance transactions") and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We administer all policies subject to these coinsurance agreements. Beginning in 2017, policies reaching the end of their initial level term period are no longer ceded under the IPO coinsurance transactions.

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

Accounting Policy Changes. During the three and nine months ended September 30, 2018, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates except for the recognition of changes in fair value for investment held in equity securities within our invested asset portfolio. Effective January 1, 2018, we adopted Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). Prior to the adoption of ASU 2016-01, the change in fair value (except for other-than-temporary impairment) on equity securities classified as available-for-sale was recognized in other comprehensive income (loss). Subsequent to the adoption of ASU 2016-01, the change in fair value on all investments in equity securities is recognized in net income and the available-for-sale classification for equity securities no longer remains. For the three and nine months ended September 30, 2018, we recognized $0.7 million pre-tax net gains and $0.7 million of pre-tax net losses, respectively, in realized investment gains (losses) for the change in fair value of our investments in equity securities that would have been recorded as other comprehensive income (loss) prior to the adoption of ASU 2016-01.

For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2017 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$670,222	$646,079	$24,143	4%	$1,993,499	$1,911,203	$82,296	4%
Ceded premiums	(391,175)	(397,641)	(6,466)	(2)%	(1,188,873)	(1,203,452)	(14,579)	(1)%
Net premiums	279,047	248,438	30,609	12%	804,626	707,751	96,875	14%
Commissions and fees	170,879	144,627	26,252	18%	505,646	437,211	68,435	16%
Investment income net of investment expenses	30,214	27,153	3,061	11%	86,687	78,595	8,092	10%
Interest expense on surplus note	(9,592)	(7,231)	2,361	33%	(27,018)	(19,037)	7,981	42%
Net investment income	20,622	19,922	700	4%	59,669	59,558	111	*
Realized investment gains (losses), including other-than-temporary impairment losses	(126)	22	(148)	*	(470)	260	(730)	*
Other, net	14,359	14,291	68	*	43,047	41,381	1,666	4%
Total revenues	484,781	427,300	57,481	13%	1,412,518	1,246,161	166,357	13%

Benefits and expenses:
Benefits and claims	118,787	105,864	12,923	12%	340,747	307,761	32,986	11%
Amortization of DAC	59,534	53,384	6,150	12%	173,546	153,094	20,452	13%
Sales commissions	84,588	72,022	12,566	17%	250,062	221,165	28,897	13%
Insurance expenses	41,925	37,637	4,288	11%	126,485	112,177	14,308	13%
Insurance commissions	6,584	5,593	991	18%	18,878	15,649	3,229	21%
Interest expense	7,216	7,073	143	2%	21,617	21,344	273	1%
Other operating expenses	54,712	45,527	9,185	20%	173,023	143,539	29,484	21%
Total benefits and expenses	373,346	327,100	46,246	14%	1,104,358	974,729	129,629	13%
Income before income taxes	111,435	100,200	11,235	11%	308,160	271,432	36,728	14%
Income taxes	26,296	33,565	(7,269)	(22)%	70,610	89,619	(19,009)	(21)%
Net income	$85,139	$66,635	$18,504	28%	$237,550	$181,813	$55,737	31%
*	Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2018

Total revenues. Total revenues increased during the three months ended September 30, 2018 compared to the same period in 2017 driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these same transactions is reflected in the decline in ceded premiums. Additionally, higher direct premiums from growth in new policy sales experienced in recent periods further contributed to the increase in net premiums. Commissions and fees from our Investment and Savings Products segment increased largely due to higher investment and savings product sales as well as growth in client asset values. Also contributing to the increase in commissions and fees was $6.5 million of higher account-based revenues primarily from revised contracts with a mutual fund provider and a service provider that expanded the scope of the Company’s transfer agent recordkeeping platform.

Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report. Net investment income during the three and nine months ended September 30, 2018 was generally consistent with the prior year periods largely due to the positive impact from a larger invested asset portfolio being mostly offset by lower portfolio yields and lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 led by growth in premium-related costs, which include benefits and claims and amortization of DAC. Insurance expenses and other operating expenses increased reflecting higher costs of $5.7 million from our transfer agent recordkeeping services primarily due to the contract changes mentioned above, higher expenses of approximately $4 million from higher employee-related costs and other expenses incurred to support growth in the business, increased spending of $2.0 million on digital development, and $1.7 million of incremental spending on key constituent initiatives with savings from the Tax Reform Act. Sales commissions were generally consistent with increases in commissions and fees revenue.

Income taxes. Our effective income tax rate for the three months ended September 30, 2018 was 23.6%, down from 33.5% in the same period in 2017 primarily due to the impact of the Tax Reform Act. Refer to Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our unaudited condensed consolidated financial statements included elsewhere in this report for information regarding the primary components impacting our effective tax rate during the current and prior year reporting periods.

Results for the Nine Months Ended September 30, 2018

Total revenues. Total revenues for the nine months ended September 30, 2018 increased compared to the nine months ended September 30, 2017 primarily due to the same factors impacting total revenues as discussed above in the three-month comparison. For the nine months ended September 30, 2018, account-based revenues increased by $21.0 million versus the same period in 2017 primarily due to the revised transfer agent recordkeeping contracts mentioned above.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 mostly due to growth in premium-related costs, which include benefits and claims and amortization of DAC. Although benefits and claims increased in 2018 versus 2017, the rate of growth was slower than the rate of net premium growth as claims experience for the nine months ending September 30, 2018 was favorable to our historical trends by approximately $2 million, while negative claims experience impacted benefits and claims in the prior year period. Insurance expenses and other operating expenses increased $19.5 million due to higher costs in performing transfer agent recordkeeping services largely from the revised contracts discussed above. Expenses increased another $13.8 million from higher employee-related costs and other expenses incurred to support growth in the business. Also contributing to the year-over-year increase in insurance and other operating expenses was incremental spending of $4.0 million on digital development and $6.5 million of increased spending for key constituent initiatives with savings from the Tax Reform Act.

Income taxes. Our effective income tax rate for the nine months ended September 30, 2018 was 22.9%, down from 33.0% in the same period in 2017. The change in the effective tax rate was primarily due to the same factors impacting income taxes as discussed above in the three-month comparison.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$663,183	$638,830	$24,353	4%	$1,973,054	$1,889,695	$83,359	4%
Ceded premiums	(389,332)	(395,772)	(6,440)	(2)%	(1,183,579)	(1,198,024)	(14,445)	(1)%
Net premiums	273,851	243,058	30,793	13%	789,475	691,671	97,804	14%
Allocated investment income	3,506	2,527	979	39%	9,841	7,177	2,664	37%
Other, net	10,615	10,655	(40)	*	31,943	30,345	1,598	5%
Total revenues	287,972	256,240	31,732	12%	831,259	729,193	102,066	14%
Benefits and expenses:
Benefits and claims	113,988	101,351	12,637	12%	328,574	294,653	33,921	12%
Amortization of DAC	56,904	50,386	6,518	13%	164,834	145,456	19,378	13%
Insurance expenses	39,807	36,086	3,721	10%	120,045	106,734	13,311	12%
Insurance commissions	2,936	1,874	1,062	57%	8,019	4,929	3,090	63%
Total benefits and expenses	213,635	189,697	23,938	13%	621,472	551,772	69,700	13%
Income before income taxes	$74,337	$66,543	$7,794	12%	$209,787	$177,421	$32,366	18%

*  Less than 1%

Results for the Three Months Ended September 30, 2018

Net premiums. Direct premiums increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 largely due to growth in new policy sales experienced in recent periods that have contributed to growth in the in-force book of business. The decline in ceded premiums includes $16.4 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, partially offset by $9.9 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase in direct premiums combined with the reduction in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Benefits and claims. Benefits and claims increased during the three months ended September 30, 2018 compared to the same period in 2017 primarily due to the growth in net premiums. Claims experience, which was favorable for both the current and prior year periods, positively impacted benefits and claims by approximately $2 million during the three months ended September 30, 2018.

Amortization of DAC. The amortization of DAC increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 largely due to growth in net premiums. Persistency during the third quarter of 2018 was in-line with the prior year period.

Insurance expenses. Insurance expenses increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to $2.1 million in spending on digital development and key constituent initiatives with savings from the Tax Reform Act, as well as higher expenditures of $1.6 million to support growth in the business.  The increase in insurance expenses reflects approximately $1 million of lower retaliatory premium taxes and representative licensing fees incurred due to changing the state of domicile of Primerica Life to Tennessee in December 2017.

Insurance commissions. Insurance commissions increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to higher non-deferred commissions on new business in 2018 largely due to revisions in the sales force equity program, which changed the timing of expense recognition, but not the economics of the program.

Results for the Nine Months Ended September 30, 2018

Net premiums. Net premiums increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 mostly due to the same trends impacting net premiums as discussed above in the three-month comparison. Ceded premiums decreased in the nine months ended September 30, 2018 versus the comparable period in 2017 as lower coinsurance ceded premiums from the run-off of business subject to the IPO coinsurance transactions of $47.3 million were partially offset by higher non-level YRT reinsurance ceded premiums of $32.8 million.

Benefits and claims. Benefits and claims increased during the nine months ended September 30, 2018 compared to the same period in 2017, although at a slower rate than the increase in net premiums, primarily due to claims experience as discussed earlier in “Total benefits and expenses” under the consolidated “Primerica, Inc. and Subsidiaries Results” section.

Amortization of DAC. Amortization of DAC increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the same factors impacting amortization of DAC as discussed above in the three-month comparison.

Insurance expenses. Insurance expenses increased during the nine months ended September 30, 2018 compared to the same period in 2017 due to $6.1 million in spending on digital development and key constituent initiatives with savings from the Tax Reform Act, as well as higher expenditures of $7.2 million to support growth in the business.  The increase in insurance expenses reflects approximately $3 million of lower retaliatory premium taxes and representative licensing fees incurred due to changing the state of domicile of Primerica Life to Tennessee in December 2017.

Insurance commissions. Insurance commissions increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the same factors impacting insurance commissions as discussed above in the three-month comparison.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$64,181	$53,488	$10,693	20%	$192,949	$174,697	$18,252	10%
Asset-based revenues	78,318	70,279	8,039	11%	228,640	202,176	26,464	13%
Account-based revenues	20,306	13,811	6,495	47%	61,339	40,310	21,029	52%
Other, net	2,464	2,480	(16)	(1)%	7,223	7,056	167	2%
Total revenues	165,269	140,058	25,211	18%	490,151	424,239	65,912	16%
Expenses:
Amortization of DAC	2,349	2,780	(431)	(16)%	7,870	6,824	1,046	15%
Insurance commissions	3,193	3,219	(26)	(1)%	9,525	9,227	298	3%
Sales commissions:
Sales-based	45,634	38,338	7,296	19%	137,797	124,800	12,997	10%
Asset-based	34,813	30,220	4,593	15%	100,646	86,815	13,831	16%
Other operating expenses	34,228	26,451	7,777	29%	106,048	80,719	25,329	31%
Total expenses	120,217	101,008	19,209	19%	361,886	308,385	53,501	17%
Income before income taxes	$45,052	$39,050	$6,002	15%	$128,265	$115,854	$12,411	11%

Results for the Three Months Ended September 30, 2018

Commissions and fees. Commissions and fees increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 driven by strong investment and savings product sales fueled by investor demand for variable annuity and mutual fund products. Also contributing to the increase in commissions and fees was growth in asset-based revenues largely reflecting higher average client asset values driven by favorable market performance and growth in managed account sales. Account-based revenues increased by $6.5 million primarily due to revised contracts with a mutual fund provider and a service provider that expanded the scope of the Company’s transfer agent recordkeeping platform beginning in 2018. The increase in account-based revenues from this contract, while partially offset by higher other operating expenses incurred to service this contract, contributed $0.9 million to income before income taxes during the three months ended September 30, 2018.

Amortization of DAC. Amortization of DAC decreased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 largely due to favorable market performance of the funds underlying our Canadian segregated funds product in the third quarter of 2018 versus 2017.

Sales commissions. The increases in sales- and asset-based commissions for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 were generally consistent with the increases in sales and asset-based revenues, respectively. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions in the three months ended September 30, 2018 compared to the prior year period was consistent with the increase in asset-based revenues excluding the Canadian segregated funds.

Other operating expenses. Other operating expenses increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 reflecting higher expenses of $5.7 million from our transfer agent recordkeeping services primarily due to the contract changes mentioned above and approximately $2 million of other expenses due to higher spending to support growth in the business, digital development, and key constituent initiatives with savings from the Tax Reform Act.

Results for the Nine Months Ended September 30, 2018

Commissions and fees. Commissions and fees increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the same factors impacting commissions and fees as discussed above in the three-month comparison. Account-based revenues increased by $21.0 million primarily due to the revised transfer agent recordkeeping contracts mentioned above. The increase in account-based revenues from this contract, while partially offset by higher other operating expenses incurred to service this contract, contributed $1.7 million to income before income taxes during the nine months ended September 30, 2018.

Amortization of DAC. Amortization of DAC increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 largely due to unfavorable year-over-year market performance of the funds underlying our Canadian segregated funds product in the first quarter of 2018, partially offset by lower DAC amortization due to the positive impact of favorable year-over-year market performance in the second and third quarters of 2018.

Sales commissions. The increase in sales- and asset-based commissions during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was relatively consistent with the growth in sales- and asset-based revenues, respectively. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions in the nine months ended September 30, 2018 compared to the prior year period was consistent with the increase in asset-based revenues excluding the Canadian segregated funds.

Other operating expenses. Other operating expenses increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to $19.5 million of higher costs in performing transfer agent recordkeeping services largely from the revised contracts discussed above, increased expenses of $4.1 million to support growth in the business, and $1.7 million of spending related to digital development and key constituent initiatives with savings from the Tax Reform Act.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$7,039	$7,249	$(210)	(3)%	$20,445	$21,508	$(1,063)	(5)%
Ceded premiums	(1,843)	(1,869)	(26)	(1)%	(5,294)	(5,428)	(134)	(2)%
Net premiums	5,196	5,380	(184)	(3)%	15,151	16,080	(929)	(6)%
Commissions and fees	8,074	7,049	1,025	15%	22,718	20,028	2,690	13%
Allocated investment income net of investment expenses	26,708	24,626	2,082	8%	76,846	71,418	5,428	8%
Interest expense on surplus note	(9,592)	(7,231)	2,361	33%	(27,018)	(19,037)	7,981	42%
Allocated net investment income	17,116	17,395	(279)	(2)%	49,828	52,381	(2,553)	(5)%
Realized investment gains (losses), including other-than- temporary impairment losses	(126)	22	(148)	*	(470)	260	(730)	*
Other, net	1,280	1,156	124	11%	3,881	3,980	(99)	(2)%
Total revenues	31,540	31,002	538	2%	91,108	92,729	(1,621)	(2)%
Benefits and expenses:
Benefits and claims	4,799	4,513	286	6%	12,173	13,108	(935)	(7)%
Amortization of DAC	281	218	63	29%	842	814	28	3%
Insurance expenses	2,118	1,551	567	37%	6,440	5,443	997	18%
Insurance commissions	455	500	(45)	(9)%	1,334	1,493	(159)	(11)%
Sales commissions	4,141	3,464	677	20%	11,619	9,550	2,069	22%
Interest expense	7,216	7,073	143	2%	21,617	21,344	273	1%
Other operating expenses	20,484	19,076	1,408	7%	66,975	62,820	4,155	7%
Total benefits and expenses	39,494	36,395	3,099	9%	121,000	114,572	6,428	6%
Loss before income taxes	$(7,954)	$(5,393)	$2,561	47%	$(29,892)	$(21,843)	$8,049	37%
*	Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2018

Total revenues. Total revenues during the three months ended September 30, 2018 increased slightly as compared to the three months ended September 30, 2017 largely due to the increase in commissions and fees from other distributed products. The most notable driver of the increase in commissions and fees was the cumulative effect of slightly higher sales of various other distributed product offerings.

The application of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) during the three and nine months ended September 30, 2018 did not result in any material changes to the revenue recognized for commissions and fees associated with other distributed products as discussed in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 largely due to approximately $1 million of other operating expenses related to digital development and key constituent initiatives with savings from the Tax Reform Act, along with increased sales commissions incurred for higher other distributed product sales discussed in the three-month comparison.

Results for the Nine Months Ended September 30, 2018

Total revenues. Total revenues decreased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 largely due to the decline in allocated net investment income, which is a function of allocating more consolidated net investment income to the Term Life segment given the rise in its U.S. GAAP-measured future policy benefit reserves. Also contributing to the decrease in total revenues was a decline in net premiums due to the run-off of the closed blocks of business issued by NBLIC. These decreases in total revenues were partially offset by an increase in commissions and fees from other distributed products mostly reflecting higher sales of an ancillary product added to our other distributed product offerings since the prior year reporting period began.

Total benefits and expenses. The increase in total benefits and expenses for the nine months ended September 30, 2018 compared to the prior year period was primarily due to approximately $3 million in spending on digital development and key constituent initiatives with savings from the Tax Reform Act, higher sales commissions of $2.1 million due to higher commission and fees revenues, and higher employee-related expenses of approximately $2 million.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of September 30, 2018, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	September 30, 2018	December 31, 2017
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.7 years	3.8 years
Average book yield of our fixed-maturity portfolio	3.88%	3.97%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	September 30, 2018		December 31, 2017
	Amortized cost	%	Amortized cost (1)%
	(Dollars in thousands)
AAA	$448,143	22%	$360,622	19%
AA	216,206	11%	158,574	8%
A	451,553	22%	417,047	22%
BBB	857,331	42%	875,846	47%
Below investment grade	55,688	3%	66,136	4%
Not rated	3,593	*	3,901	*
Total	$2,032,514	100%	$1,882,126	100%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	September 30, 2018
Issuer	Fair value	Amortized cost	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$24,430	$24,524	$(94)	AAA
Province of Quebec Canada	13,432	12,904	528	AA-
Province of British Columbia Canada	11,966	12,047	(81)	AAA
Province of Alberta Canada	11,324	11,396	(72)	A+
Province of Ontario Canada	11,122	10,994	128	A+
Wells Fargo & Co	10,898	10,901	(3)	A-
Municipal Finance Authority of British Columbia	10,504	10,692	(188)	AAA
Comcast Corp	10,405	10,510	(105)	A-
City of Toronto Canada	9,385	9,538	(153)	AA
AT&T Inc.	9,350	8,778	572	BBB+
Total – ten largest holdings	$122,816	$122,284	$532
Total – fixed-maturity securities	$2,026,855	$2,032,514
Percent of total fixed-maturity securities	6%	6%

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of common shares outstanding. At September 30, 2018, the Parent Company had cash and invested assets of $96.2 million.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2018	2017	$
	(In thousands)
Net cash provided by (used in) operating activities	$285,280	$209,799	$75,481
Net cash provided by (used in) investing activities	(132,123)	(79,240)	(52,883)
Net cash provided by (used in) financing activities	(206,805)	(166,257)	(40,548)
Effect of foreign exchange rate changes on cash	(936)	1,140	(2,076)
Change in cash and cash equivalents	$(54,584)	$(34,558)	$(20,026)

Operating Activities. Cash provided by operating activities increased during the nine months ended September 30, 2018 versus the nine months ended September 30, 2017 driven by growth in cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. The impact of direct premium growth and the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to generate positive incremental cash. In addition, the timing effect of when cash payments to reinsurers are due for ceded premiums in the current year period versus the prior year period contributed to the increase in operating cash flows in 2018 as compared to 2017.

Investing Activities. The largest item affecting the increase in cash used in investing activities during the nine months ended September 30, 2018 versus the comparable period in 2017 was the higher use of cash in the current period to purchase investments in fixed-maturity securities as the size of our investment portfolio continued to grow along with the growth of our in-force term life business. These purchases were partially offset by an increase in fixed-maturity investments that matured during the first nine months of 2018 versus the comparable period in the prior year.

Financing Activities. The increase in cash used in financing activities during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to higher repurchases of common stock on a year-over-year basis under the larger share repurchase program in place during 2018 versus 2017.

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

Although the Tax Reform Act in the United States lowered our calculated RBC ratio as of September 30, 2018, our U.S. life insurance subsidiaries still maintain statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.
In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of September 30, 2018, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

We were in compliance with the covenants of the Senior Notes at September 30, 2018. No events of default(s) occurred during the three and nine months ended September 30, 2018.

Rating Agencies. On July 30, 2018, Moody’s Investors Service upgraded its credit rating for Primerica, Inc.’s Senior Notes to Baa1, stable outlook from Baa2, positive outlook and upgraded its financial strength rating for Primerica Life to A1, stable outlook from A2, positive outlook. There have been no other changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2017.

Short-Term Borrowings. We had no short-term borrowings as of or during the three and nine months ended September 30, 2018.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of September 30, 2018.

Credit Facility Agreement. We maintain an unsecured $200.0 million revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of September 30, 2018, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility during the three and nine months ended September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer, and our U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by the Financial Industry Regulatory Authority (“FINRA”). These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. On April 18, 2018, the SEC proposed (i) a new rule to establish a “best interest” standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer, (ii) new and amended rules and forms to require registered broker-dealers, investment advisers and their investment professionals to provide a relationship summary to retail investors, (iii) required disclosures in retail communications, (iv) new restrictions on the user of the term “adviser” or “advisor” by broker-dealers in specified circumstances; and (v) an SEC interpretation of the fiduciary standard of conduct for investment advisers (together, the “SEC Best Interest Proposal”). The SEC Regulatory Agenda now indicates that final action on the SEC Best Interest Proposal will be taken in September 2019. Similarly, in Canada, the organization of provincial and territorial securities regulators (“Canadian Securities Administrators” or “CSA”) published a notice requesting public comment on reforms to obligations of registered firms and individuals to enhance conflict of interest mitigation rules (“Client Focused Reforms”).

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

In Canada, on September 13, 2018, the CSA published for comment proposed amendments that would prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus. The CSA expects that the prohibition of upfront sales commissions by fund companies will eliminate the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada. These proposed amendments follow the June 21, 2018 publication of the CSA’s policy decision on embedded commissions and its proposed Client Focused Reforms. Under proposed enhanced conflict of interest rules in the Client Focused Reforms, all embedded commissions would be considered conflicts that must be addressed in the best interests of clients or avoided. The proposed amendments are open for comment until December 13, 2018. If such rules are adopted, changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada may be necessary.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2018, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2018	162,797	$106.66	146,979	$125,620,736
August 1 - 31, 2018	124,636	115.30	117,585	111,998,514
September 1 - 30, 2018	35,682	120.39	35,336	107,744,766
Total	323,115	$111.51	299,900	$107,744,766

(1)

Consists of (a) repurchases and withholdings of 23,215 shares at an average price of $107.25 arising from share-based compensation tax withholdings and shares retained to cover the strike price of exercised options, and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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
(1)

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

November 7, 2018	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)