Form 10-K
period 2018-12-31
Primerica, Inc.
filed 2019-02-26
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2018, was $4,316,019,688. The number of shares of the registrant’s Common Stock outstanding at January 31, 2019, with $0.01 par value, was 42,582,850.

Documents Incorporated By Reference

Certain information contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 16, 2019 is incorporated by reference into Part III hereof.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•

our failure to continue to attract new recruits, retain sales representatives or license or maintain the licensing of sales representatives would materially adversely affect our business, financial condition and results of operations;

•	there are a number of laws and regulations that could apply to our distribution model, which could require us to modify our distribution structure;
•	there may be adverse tax, legal or financial consequences if the independent contractor status of sales representatives is overturned;
•	the Company’s or the independent sales representatives' violation of, or non-compliance with, laws and regulations and related claims and proceedings could expose us to material liabilities;
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

•	the Company’s or the securities-licensed sales representatives' violations of, or non-compliance with, laws and regulations could expose us to material liabilities;
•

if heightened standards of conduct or more stringent licensing requirements, such as those proposed by the Securities and Exchange Commission and those proposed or adopted by state legislatures or regulators or Canadian securities regulators, are imposed on us or the sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations;

•

if our suitability policies and procedures, or our policies and procedures for compliance with federal or state regulations governing standards of care, were deemed inadequate, it could have a material adverse effect on our business, financial condition and results of operations;

•	sales force support tools may fail to appropriately identify financial needs or suitable investment products;
•	non-compliance with applicable regulations could lead to revocation of our subsidiary's status as a non-bank custodian;
•	as our securities sales increase, we become more sensitive to performance of the equity markets;
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

Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is a leading provider of financial products to middle-income households in the United States and Canada with 130,736 licensed sales representatives as of December 31, 2018. This network of independent contractor sales representatives (“sales representatives” or “sales force”) assists our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We insured approximately five million lives and have over two million client investment accounts as of December 31, 2018. Our distribution model uniquely positions us to reach underserved middle-income consumers in a cost-effective manner and has proven itself in both favorable and challenging economic environments.

Our mission is to serve middle-income families by helping them make informed financial decisions and providing them with a strategy and tools to gain financial independence. Our distribution model is designed to:

•

Address our clients’ financial needs. Licensed sales representatives primarily use our proprietary financial needs analysis tool (“FNA”) and an educational approach to demonstrate how our product offerings can assist clients to provide financial protection for their families, save for their retirement and other needs, and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of sales representatives. Meetings are generally held in informal, face-to-face settings, usually in the clients’ homes.

•

Provide a business opportunity. We provide an entrepreneurial business opportunity for individuals to distribute financial products. Low entry fees as well as the ability to select their own schedules and time commitments allow sales representatives to supplement their income by starting their own independent businesses without leaving their current jobs. Our unique compensation structure, technology, sales support and back-office processing are designed to enable sales representatives to successfully grow their independent businesses.

We believe there is significant opportunity to meet the increasing array of financial services needs of our clients.  We intend to leverage the sales force to meet such client needs, which will drive long-term value for all of our stakeholders.  Our strategy is organized across four primary areas:

•	Maximizing sales force growth, leadership and productivity;
•	Broadening and strengthening our protection product portfolio;
•	Providing offerings that enhance our Investment and Savings Products (“ISP”) business; and
•	Developing digital capabilities to deepen our client relationships.

Corporate Structure

We conduct our core business activities in the United States through three principal entities, all of which are direct or indirect wholly owned subsidiaries of the Parent Company:

•	Primerica Financial Services, LLC (“PFS”), our general agency and marketing company;
•	Primerica Life Insurance Company (“Primerica Life”), our principal life insurance underwriting company; and
•	PFS Investments Inc. (“PFS Investments”), our investment and savings products company, broker-dealer and registered investment advisor.

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

Our Clients

Our clients are generally middle-income consumers, which we define as households with $30,000 to $100,000 of annual income. According to the 2017 U.S. Census Bureau Current Population Survey, the latest period for which data is available, almost 50% of U.S. households fall in this range. We believe that we understand the financial needs of the middle-income segment, which include:

•

Many have inadequate or no life insurance coverage. Individual life insurance sales in the United States declined from 12.5 million policy sales in 1975 to 9.8 million policy sales in 2017, the latest period for which data is available, according to the Life Insurance Marketing and Research Association International, Inc. (“LIMRA”), a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle-income clients for many years, is generally the best option for them to meet their life insurance needs.

•

Many need help saving for retirement and other personal goals. Many middle-income families find it challenging to save for retirement and other personal goals. By developing personalized savings programs for our clients using our proprietary FNA and offering a wide range of mutual funds, annuities, managed investments and segregated fund products sponsored and managed by established firms, sales representatives are well equipped to help clients develop long-term savings plans to address their financial needs.

•

Many need to reduce their debt. Many middle-income families have numerous debt obligations from credit cards, auto loans, and home mortgages. We help our clients address these financial burdens by providing personalized and client-driven debt resolution techniques.

•

Many prefer to meet face-to-face when considering financial products. Historically, many middle-income consumers have indicated a preference to meet face-to-face when considering financial products or services. As such, we have designed our distribution model to address this preference in a cost-effective manner through a network of more than 130,000 life insurance-licensed sales representatives.

Our Distribution Model

Our distribution model, which is a modified traditional insurance agency model, is designed to reach and serve middle-income consumers efficiently through the sales force. Key characteristics of our unique distribution model include:

•

Independent entrepreneurs: Sales representatives are independent contractors building and operating their own businesses. This approach means that sales representatives are entrepreneurs who take responsibility for selling products, recruiting and developing sales representatives, setting their own schedules and managing and paying the administrative expenses associated with their sales activities.

•

Flexible time commitment: By offering a flexible time commitment opportunity, we are able to attract a significant number of recruits who desire to earn supplemental income and generally concentrate on smaller-sized transactions typical of middle-income consumers. Sales representatives are able to start their independent businesses for low entry fees, for which they receive technological support, pre-licensing training and access to licensing examination preparation programs. Sales representatives sell or refer products directly to consumers, and therefore our business opportunity does not require recruits to purchase and resell our products. Most sales representatives begin selling products on a part-time basis, which enables them to hold jobs while exploring an entrepreneurial business opportunity with us.

•

Incentive to build distribution: When a sale is made, the selling representative receives a commission, as does the licensed representative who recruited him or her in most cases. Sales commissions are paid through several levels of the selling representative’s recruitment organization. This structure motivates existing sales representatives to grow the sales force and provides them with commission income from the sales completed by representatives in their sales organizations.

•

Sales force leadership: A sales representative who has built a successful organization and has obtained his or her life insurance and securities licenses can achieve the sales designation of Regional Vice President (“RVP”), which qualifies him or her for a higher commission schedule. RVPs are independent contractors who open and operate offices for their sales organizations and devote their full-time attention to their businesses. RVPs also support and monitor the sales representatives, on whose sales they earn commissions, in achieving compliance with applicable regulatory requirements. RVPs’ efforts to expand their businesses are a primary driver of our success.

•

Innovative compensation structure: We have developed an innovative system for compensating the sales force that is contingent upon product sales. We advance to sales representatives a significant portion of their insurance commissions upon their submission of an insurance application and the first month’s premium payment. In addition to being a source of motivation, this advance provides sales representatives with immediate cash flow to offset their costs. In addition, monthly production bonuses are paid to RVPs whose sales organizations meet certain sales levels. With compensation tied to sales activity, our approach accommodates varying degrees of individual productivity, which allows us to effectively use a large group of part-time sales representatives while providing a variable cost structure. In addition, we incentivize RVPs with quarterly stock awards based largely on sales production (“agent equity awards”), which aligns their interests with those of our stockholders.

•

Large, dynamic sales force: Members of the sales force primarily serve their friends, family members and personal acquaintances through individually driven networking activities. We believe that this warm market approach is an effective way to distribute our product offerings because it facilitates face-to-face interaction initiated by a trusted acquaintance of the prospective client, which is difficult to replicate using other distribution approaches. Due to the large size of the sales force and the active recruiting of new sales representatives, the sales force is able to continually access an expanding base of prospective clients without engaging costly media channels.
•

Motivational culture: In addition to the motivation for sales representatives to achieve financial success, we seek to create a culture that inspires and rewards sales representatives for their personal successes and those of their sales organizations through sales force recognition events and contests. We also use Intranet-streamed broadcasts and local, regional and national meetings to inform and teach sales representatives, as well as facilitate camaraderie and the exchange of ideas across the sales force. These initiatives encourage and empower sales representatives to develop their own successful sales organizations.

•

Inclusive culture: Building and maintaining an ethnically and demographically diverse sales force is important to us, as we believe the sales force reflects the middle market communities we serve.  As the communities we serve become more diverse, the sales force does as well.

Structure and Scalability of the Sales Force

New sales representatives are recruited by existing sales representatives. When these new recruits become sales representatives, they become part of the sales organization of the sales representative who recruited them as well as the sales organizations to which the recruiting sales representative belongs. We encourage sales representatives to bring in new recruits to build their own sales organizations, enabling them to earn commissions on sales made by members of their sales organizations.

RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, they are responsible for funding the costs of their administrative staff, marketing materials, travel, training and certain recognition events for the sales representatives in their respective sales organizations. Field offices provide a location for sales representatives to conduct recruiting meetings, training events and sales-related meetings, disseminate our Intranet-streamed broadcasts, conduct compliance functions, and house field office business records. Some business locations house more than one field office. At December 31, 2018, approximately 5,200 field offices in 2,917 locations were managed by sales representatives that served as RVPs.

RVPs play a major role in training, motivating and monitoring their sales force organization. Because the sales representative’s compensation grows with the productivity of his or her sales organization, our distribution model provides financial rewards to sales representatives who successfully develop, support and monitor productive sales representatives. In addition to our commission structure, we offer the Primerica Ownership Program. This program provides qualifying RVPs a contractual right, upon meeting certain criteria, to transfer their Primerica businesses to another RVP or a qualifying family member at such time as they desire. Furthermore, we have developed proprietary tools and technology to enable RVPs to reduce the time spent on administrative responsibilities associated with their sales organizations so they can devote more time to the sales, recruiting and training activities that drive our growth. We believe that our tools and technology, coupled with our sales compensation programs, further incentivize sales representatives to become RVPs.

Both the structure of the sales force and the capacity of our support capabilities provide us with a high degree of scalability as we grow our business. Our support systems and technology are capable of supporting a large sales force and a high volume of transactions. In addition, by sharing training and compliance activities with RVPs, we are able to grow without incurring proportionate overhead expenses.

Recruitment of Sales Representatives

The recruitment of sales representatives is undertaken by existing sales representatives, who identify prospects and share with them the benefits of associating with our organization. Sales representatives showcase our organization as dynamic and capable of improving the lives of middle-income families.

After the initial contact, prospective recruits typically are invited to an opportunity meeting, which is conducted by an RVP. The objective of an opportunity meeting is to inform prospective recruits about our mission and their opportunity to start their own businesses by becoming sales representatives. At the conclusion of each opportunity meeting, prospective recruits are asked to complete an application and pay a nominal fee to commence their pre-licensing training and licensing examination preparation programs and, depending on the state or province, to cover their licensing exam registration costs, which are provided by the Company generally at no additional charge. Recruits are not obligated to purchase any of the products we offer in order to become sales representatives, though they may elect to make such purchases.

Recruits may become our clients or provide us with access to their friends, family members and personal acquaintances. As a result, we continually work to improve our systematic approach to recruiting and training new sales representatives.

Similar to other distribution systems that rely upon part-time sales representatives and typical of the life insurance industry in general, we experience wide disparities in the productivity of individual sales representatives. Many new recruits do not get licensed, often due to the time commitment required to obtain licenses and various regulatory and licensing hurdles. Many licensed sales representatives are only marginally active, as there are no minimum life insurance production requirements. As a result, we plan for this disparate level of productivity and view a continuous recruiting cycle as a key component of our distribution model. Our distribution model is designed to address the varying productivity associated with sales representatives by paying production-based compensation, emphasizing recruiting, and developing initiatives to address barriers to licensing new recruits. By providing commissions to sales representatives on the sales generated by their sales organization, our compensation structure aligns the interests of sales representatives with our interests in recruiting new representatives and creating sustainable sales production.

The following table provides information on new recruits and life insurance-licensed sales representatives:

	Year ended December 31,
	2018	2017	2016
Number of new recruits	290,886	303,867	262,732
Number of newly life insurance-licensed sales representatives	48,041	48,535	44,724
Number of life insurance-licensed sales representatives, at period end	130,736	126,121	116,827
Average number of life insurance-licensed sales representatives during period	128,977	121,291	111,843

We define new recruits as individuals who have submitted an independent business application to become sales representatives together with payment of the nominal fee to commence their pre-licensing training. Certain recruits may not meet the compliance standards to become a sales representative, and others elect to withdraw prior to becoming actively engaged.

On average, it takes approximately three months for sales representatives to complete the necessary applications and pre-licensing coursework and to pass the applicable state or provincial examinations to obtain a license to sell our term life insurance products. As a result, individuals recruited to become sales representatives within a given fiscal period may not become licensed sales representatives or meet compliance standards until a subsequent period.

Sales Force Motivation, Training, Communication and Sales Support Tools

Motivating, training and communicating with the sales force are critical to our success and that of the sales force.

Motivation. Through our proven system of sales force recognition events, contests and communications, we provide incentives that drive our results. Motivation is driven in part by sales representatives’ desire to achieve higher levels of financial success by building their own businesses as sales representatives. The opportunity to help underserved middle-income households address financial challenges is also a source of motivation for many sales representatives.

We motivate sales representatives to succeed in their businesses by:

•	compensating sales representatives for product sales made by them and their sales organizations;
•	training sales representatives on financial fundamentals so they can confidently and effectively assist our clients;
•	reducing the administrative burden on the sales force, which allows them to devote more of their time to building a sales organization and selling products; and
•	creating a culture in which sales representatives are encouraged to achieve goals through the recognition of their sales and recruiting achievements, as well as those of their sales organizations.

We conduct numerous local, regional and national meetings to help inform and motivate the sales force. In June 2019, we will be hosting our biennial international convention and associated meetings at the Georgia World Congress Center and Mercedes-Benz Stadium in Atlanta, Georgia. In previous years, tens of thousands of sales representatives, including new recruits, have attended our conventions and associated meetings at their own expense, which we believe further demonstrates their commitment to our organization and mission.

Training, Communication and Sales Support Tools: Primerica Online (“POL”), delivered through a secure Intranet website and a cross-platform mobile application (“Primerica App”), is our primary tool designed to support sales representatives and assist them in building their own businesses. We provide sales representatives with communication, training, and sales support tools on POL that allow both new and experienced sales representatives to offer financial information and products to our clients. POL provides sales representatives with access to various business tracking and management tools, licensing support tools, product-specific training, and sales procedures and tools. Additionally, POL provides access to internal training programs and videos covering sales, management skills, business ownership, and compliance. We also use POL to provide real-time recognition of sales representatives’ successes and scoreboards for sales force production, contests, and incentive trips. In addition, POL is a gateway to our product providers and product support. Subscribers generally pay a small monthly fee to subscribe to POL, which helps cover the cost of developing new resources and maintaining this support system. A limited version of POL that provides access to Primerica e-mail, compliance and compensation information, newsletters and bulletins is available at no cost.

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

•

Communication Tools: POL provides access to marketing materials for our product offerings, Company news and events, live streaming shows, on-demand videos, home office bulletins, Primerica e-mail, contact lists, and a hosted professional business website for sales representatives. We broadcast and deliver video content on POL through our own digital video channel, PFN TV. We create original broadcasts and videos that enable senior management to provide business updates to the sales force as well as training and motivational presentations. We broadcast live programs hosted by home office management and selected RVPs that focus on new developments and provide motivational messages to the sales force. We also broadcast training-oriented programs to the sales force on a weekly basis and profile successful sales representatives, allowing these individuals to educate and train other sales representatives by sharing their methods for success.

•	Sales Support and Client Management Tools:
-

Our Financial Needs Analysis: Our FNA is a proprietary, needs-based analysis tool. The FNA gives sales representatives the ability to collect and synthesize client financial data and develop a financial analysis for the client that is easily understood. The FNA helps our clients understand their financial needs in the areas of debt, financial protection, and savings as well as introduces prudent financial concepts, such as regular saving and accelerating the repayment of high cost credit card debt to help them reach their financial goals. The FNA also provides clients with a snapshot of their current financial position and identifies their life insurance, savings and debt resolution needs.

-

Our Point-of-Sale Application Tool: Our point-of-sale technology, TurboApps, is an internally developed system that streamlines the application process for our insurance and investment products. These applications populate client information from the FNA to eliminate redundant data collection and provide real-time feedback to eliminate incomplete and illegible applications. Integrated with our paperless field office management system described below and with our home office systems, TurboApps allows RVPs and us to realize the efficiencies of straight-through-processing of application data and other information collected on sales representatives’ mobile devices, which results in expedited processing of product sales. TurboApps is available on the sales representatives’ portal, POL and our mobile platform, the Primerica App.

-

EZ-Key: In 2018, we launched our latest addition to our TurboApps offerings, EZ-Key. EZ-Key allows sales representatives to seamlessly move from a mobile life insurance application to a pre-filled investment and savings products application, streamlining the investment discussion. This tool helps sales representatives guide clients through the investment decision process and ultimately provides investment alternatives based on the client’s individual situation. Further, we believe the new technology creates efficiencies and drives long-term productivity as well as makes the ISP business more attractive to sales representatives who are considering obtaining a securities license.

-

Primerica App: The mobile Primerica App platform has experienced broad adoption and provides the sales force with access to the critical components needed to start, build and maintain their business. We continue to enhance and expand the scope and resources available in this strategic platform.

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

-

Shareholder Account Manager (“SAM”): SAM is a web-based tool that allows securities-licensed representatives to service client investments in mutual funds accessed through our transfer agent recordkeeping platform.

-

Client Relationship Manager (“CRM”): Our CRM tool allows sales representatives and their RVPs to organize client information, such as personal contact information, product relationships, account details, notes, appointments and follow-ups, in one place to enable fast and convenient access for managing client relationships.

In addition, our publications department produces materials to support, motivate and inform the sales force. We sell recruiting materials, sales brochures, business cards and stationery and provide communications services that include web design, print presentations, graphic design and script writing. We also produce a weekly mailing that includes materials promoting our current incentives, as well as the latest news about our product offerings.

Performance-Based Compensation Structure

Our commission structure is rooted in our origin as an insurance agency. Sales representatives can receive compensation in multiple ways, including:

•	sales commissions and fees based on their personal sales, referrals, and client assets under management;
•	sales commissions based on sales and referrals by sales representatives in their sales organizations and fees based on client assets under management in their sales organizations; and
•	bonuses and other compensation, including agent equity awards, generated by their own sales performance, the aggregate sales performance of their sales organizations and other criteria.

Our compensation structure pays commissions to the sales representative who sells the product and to several representatives above the selling representative within their sales organization. With respect to term life insurance sales, commissions are calculated based on the total first-year premium (excluding the policy fee) for all policies and riders. To motivate the sales force, we compensate sales representatives for term life insurance product sales as quickly as possible. We advance a majority of the insurance commission upon the submission of a completed application and the first month’s premium payment. As the client makes his or her premium payments, the commission is earned by the sales representative and the commission advance is recovered by the Company. If premium payments are not made by the client and the policy terminates, any outstanding advance commission is charged back to the sales representative. The chargeback, which only occurs in the first year of a policy, equals that portion of the advance that was made, but not earned, by the sales representative because the client did not pay the full premium for the period of time for which the advance was made to the sales representative. Chargebacks, which occur in the normal course of business, may be recovered by reducing any cash amounts otherwise payable by the Company to the sales representative.

Sales representatives and representatives above them in their sales organizations are contractually obligated to repay us any commission advances that are ultimately not earned due to the underlying policy lapsing prior to the full commission being earned. Additionally, we hold back a portion of the commissions earned by sales representatives as a reserve out of which we may recover chargebacks. The amounts held back are referred to as deferred compensation account commissions (“DCA commissions”). DCA commissions are available to reduce amounts owed to the Company by sales representatives and they provide a sales representative with a cushion against the chargeback obligations of representatives in their sales organization. DCA commissions, unless applied to amounts owed, are ultimately released to sales representatives.

We pay most term life insurance commissions during the first policy year. One of our term riders provides for coverage increases after the first year. For such riders, we pay first-year and renewal commissions only for premium increases related to the increased coverage. Additionally, we pay renewal commissions on some older in-force policies. At the end of a policy’s level premium paying period, we pay commissions on policy exchanges and bonuses on some policy exchanges and continuations.

We also pay bonuses as a percentage of premiums to RVPs with respect to sales of term life policies and riders, up to a maximum premium. Bonuses are paid to RVPs for achieving specified production levels.

For most mutual funds (non-managed investments) and annuity products, commissions are paid both on the sale and on the value of assets under management. Commissions are calculated based on the dealer reallowance and trail compensation actually paid to us. For managed investment products, fees earned are primarily based on the assets under management and represent the fee we receive as compensation for as long as we retain the account. For our Canadian segregated fund investment products, we pay sales representatives a sales commission based on the amount invested and a monthly fee based on clients’ asset values.

We also pay the sales force with respect to sales of prepaid legal services subscriptions and referrals for customers purchasing other distributed products. Prepaid legal services commissions paid to the sales force are earned in fixed amounts on a monthly basis as long as the prepaid legal service subscription remains active. Commissions related to other distributed products are calculated based on the type of product sold or referred.

In addition to these methods of compensation, RVPs can earn agent equity awards every quarter based largely on sales production.

Sales Force Licensing and Support

The states, provinces and territories in which sales representatives operate generally require sales representatives to obtain and maintain licenses to sell our insurance and securities products, requiring sales representatives to pass applicable examinations. Sales representatives may also be required to maintain licenses to sell certain of our other distributed products. To encourage new recruits to obtain their life insurance licenses, we either pay directly or reimburse the sales representative for certain licensing-related fees and expenses once he or she passes the applicable exam and obtains the applicable life insurance license.

To sell insurance products, sales representatives must be licensed by their resident state, province or territory and by any other state, province or territory in which they do business. In most states, sales representatives must be appointed by our applicable insurance subsidiary. Our in-house life insurance licensing program offers new recruits a significant number of classroom life insurance pre-licensing courses to meet applicable state and provincial licensing requirements and prepares recruits to pass applicable licensing exams.

To sell mutual funds and variable annuity products, U.S. sales representatives must be registered with the Financial Industry Regulatory Authority (“FINRA”) and hold the appropriate license(s) designated by each state in which they sell securities products, as well as be appointed by the annuity underwriter in the states in which they market annuity products. Sales representatives must meet all state and federal regulatory requirements and be designated as an investment advisor representative in order to sell our managed investment products. We contract with third-party training firms to conduct securities license exam preparation for sales representatives, and we also offer supplemental training tools.

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

Supervision and Compliance

To ensure compliance with various federal, state, provincial and territorial legal requirements, we along with the RVPs share responsibility for maintaining an overall compliance program that involves compliance training and supporting as well as monitoring the activities of sales representatives. We work with the RVPs to develop and maintain appropriate compliance procedures and systems.

Generally, all RVPs must obtain a principal license (FINRA Series 26 in the United States and Branch Manager license in Canada), and, as a result, they assume responsibility over the activities of their sales organizations. Additional supervision is provided by designated Offices of Supervisory Jurisdiction (“OSJs”), which are currently run by select RVPs who receive additional compensation for assuming responsibility for certain supervision and monitoring across all product lines. OSJs are required to periodically inspect sales force field offices and report to us any compliance issues they observe. In 2019, some responsibilities of the OSJs will transition to our Compliance Department, which will take on an expanded role in the supervision and monitoring of RVPs. As part of the transition, the select RVPs that were designated as OSJ will no longer maintain the regulatory OSJ designation, which will afford them more time to focus on growing their businesses. In addition, our Compliance Department regularly runs surveillance reports designed to monitor the activity of the sales force and investigates any unusual or suspicious activity identified during these reviews or during periodic inspections of RVP offices.

All sales representatives are required to participate in our annual regulatory-required compliance meeting, a program administered by our senior management and our legal and compliance staff. We provide a compliance training overview across all product lines and require the completion of compliance checklists by each licensed sales representative for each product he or she offers. Additionally, sales representatives receive periodic compliance communications regarding new compliance developments and issues of special significance. Furthermore, OSJs are required to complete an annual training program that focuses on regulatory compliance requirements.

Our Field Audit Department regularly conducts audits of all sales representative offices, including scheduled and no-notice audits. The Field Audit Department reviews all regulatory-required records that are not maintained at our home office. Any compliance deficiencies noted in the audit must be corrected, and we carefully monitor all corrective action. Audit deficiencies are addressed through reprimands, probations and contract terminations.

Our Product Offerings

Reflecting our philosophy of helping middle-income clients with their financial product needs and ensuring compatibility with our distribution model, our product offerings generally meet the following criteria:

•

Consistent with sound individual finance principles: Products must be consistent with good personal finance principles for middle-income consumers, such as financial protection, encouraging long-term savings and reducing debt.

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

The following table provides information on our principal product offerings and the principal sources thereof by operating segment as of December 31, 2018.

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
Franklin Templeton Investments (U.S.)
VOYA Financial, Inc. (U.S.)
Invesco (U.S. and Canada)
Legg Mason Global Asset Management (U.S.)
Amundi Pioneer Investments (U.S.)
AGF Investments (Canada)
PFSL Fund Management Ltd. (Canada)
Mackenzie Investments (Canada)
Fidelity Investments (Canada)
	Managed Investments	PFS Investments (dba Primerica Advisors) (as a program sponsor) (U.S.)
	Variable Annuities	American General Life Insurance Company and its affiliates (U.S.)
AXA Distributors, LLC (U.S.)
Brighthouse Financial, Inc. (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
	Fixed Indexed Annuities	American General Life Insurance Company and its affiliates (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Fixed Annuities	Brighthouse Financial, Inc. (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Segregated Funds	Primerica Life Canada (Canada)
Corporate and Other Distributed Products	Prepaid Legal Services	LegalShield (U.S. and Canada)
	ID Theft Defense	LegalShield (U.S. and Canada)
	Supplemental Health and Accidental Death & Disability Insurance	The Edge Benefits Inc. and its affiliates (Canada)
	Auto and Homeowners' Insurance (1)	Various insurance companies, as offered through Answer Financial, Inc. (U.S.)
	Mortgage Loans (1)	B2B Bank (Canada)
	Home Automation Solutions (1)	Vivint, Inc. (U.S.) and Vivint Canada, Inc. (Canada)

(1)	Referrals only.

Term Life Insurance

Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. In 2017, the latest period for which data is available from LIMRA, we ranked as a leading provider of individual term life insurance in the United States.

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

We design our term life insurance products to be easily understood by, and meet the needs of, our clients. Clients purchasing our term life insurance products generally seek stable, longer-term income protection products for themselves and their families. In response to this demand, we offer term life insurance products with level-premium coverage periods that range from 10 to 35 years and a wide range of coverage face amounts. Additionally, certain term life insurance policies may be customized through the addition of riders to provide coverage for specific protection needs, such as mortgage and college expense protection. Policies remain in force until the expiration of the coverage period or until the policyholder ceases to make premium payments and terminates the policy. Our in-force term life insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years.

One of the innovative term life insurance products that we offer is TermNow, our rapid issue term life product that provides for face amounts of up to $300,000 (local currency). TermNow allows a sales representative to submit an application via TurboApps and, with the client’s permission, allows the Company to access databases, including Medical Information Bureau (“MIB”) data in the United States and Canada and prescription drug and motor vehicle records in the United States, as part of the underwriting process. The Company uses this data and the client’s responses to application questions to determine any additional underwriting requirements. Results of these processes are reported in real time to our underwriting system, which then determines whether or not we can rapidly issue a policy.

The average face amount of our in-force policies issued in 2018 was approximately $246,200. The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2018	2017	2016
Life insurance issued:
Number of policies issued	301,589	312,799	298,244
Face amount issued (in millions)	$95,209	$95,635	$89,869

	December 31,
	2018	2017	2016
Life insurance in force:
Number of policies in force	2,606,825	2,560,334	2,489,493
Face amount in force (in millions)	$781,041	$763,831	$728,385

Pricing and Underwriting. We believe that effective pricing and underwriting are significant drivers of the profitability of our life insurance business and we have established our pricing assumptions to be consistent with our underwriting practices. We set pricing assumptions for expected claims, lapses and expenses based on our experience and other factors while also considering the competitive environment. These other factors include:

•

expected changes from relevant experience due to changes in circumstances, such as (i) revised underwriting procedures affecting future mortality and reinsurance rates, (ii) new product features, and (iii) revised administrative programs affecting sales levels, expenses, and client continuation or termination of policies; and

•

observed trends in experience that we expect to continue, such as general mortality changes in the general population and better or worse policy persistency (the period over which a policy remains in force) due to changing economic conditions.

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

Sales representatives ask applicants a series of “yes” or “no” questions regarding the applicant’s medical history. We may also consider information about the applicant from third-party sources, such as the MIB, prescription drug databases, motor vehicle records and physician statements. If we believe that further information regarding an applicant’s medical history is necessary, we use a third-party provider and its trained personnel to contact the applicant by telephone to obtain a more detailed medical history. Additionally, we may require copies of applicants’ medical information from their attending physicians. The report resulting from this process is electronically transmitted to us and is evaluated in our underwriting process. Paramedical requirements are also needed on applicants applying for the Custom Advantage product.

To accommodate the significant volume of insurance business that we process, we and the sales force use specialized technology. We offer sales representatives an electronic life insurance application that supports TermNow and other term life insurance products. Approximately 95% of the life insurance applications we received in 2018 were submitted electronically via TurboApps. Our electronic life insurance application reduces errors in submitted applications, collects the applicant’s electronic signatures and populates the RVP’s sales log. Once an application is complete, the pertinent application data is uploaded to our life insurance administrative systems, which manage the underwriting process by electronically analyzing data, recommending underwriting decisions, identifying requirements for higher face amounts or older ages and communicating with the sales representative and third-party service providers.

Claims Management. Our insurance subsidiaries processed over 15,400 life insurance benefit claims in 2018 on policies underwritten by us and sold by sales representatives. These claims fall into three categories: death, waiver of premium (applicable to disabled policyholders who purchased a rider pursuant to which we agree to waive remaining life insurance premiums during a qualifying disability), or terminal illness. The claim may be reported by a sales representative, a beneficiary or, in the case of qualifying disability or terminal illness, the policyholder. Following are the benefits paid by us for each category of claim:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Death	$1,391,755	$1,388,027	$1,238,393
Waiver of premium	46,690	45,146	43,168
Terminal illness (1)	16,474	16,389	14,232

(1)	We consider claims paid for terminal illness to be loans made to the beneficiary that are repaid to us upon death of the beneficiary from the death benefit.

In the United States, after coverage has been in force for two years, we may not contest the policy for misrepresentations in the application or the suicide of the insured. In Canada, we have a similar two-year contestability period, but we are permitted to contest insurance fraud at any time. As a matter of policy, we do not contest any coverage issued by us to replace the face amount of another insurance company’s individual coverage to the extent the replaced coverage would not be contestable by the replaced company. We believe this approach helps sales representatives sell replacement policies, as it reassures clients that claims made under their replacement policies are not more likely to be contested as to the face amount replaced. Through our claims administration system, we record, process and pay the appropriate benefit for any reported claim. Our claims system is used by our home office investigators to order medical and investigative reports from third-party providers, calculate amounts due to the beneficiary (including interest), and report payments to the appropriate reinsurance providers.

Primerica Life and NBLIC regularly consult the Social Security Administration’s Death Master File in accordance with applicable state requirements. These processes help identify potential deceased policyholders for whom claims have not been presented in the normal course of business. If unreported deaths are identified, Primerica Life and NBLIC attempt to determine if a valid claim exists, to locate beneficiaries, and to pay benefits accordingly.

Reinsurance. We use reinsurance primarily to reduce the volatility risk with respect to mortality. Since 1994, we have reinsured death benefits in the United States on a first dollar quota share yearly renewable term basis. We pay premiums to each reinsurer based on rates in the applicable agreement.

We generally reinsure between 80% and 90% of the mortality risk for all term life insurance policies, excluding coverage under certain riders. We also reinsure substandard cases on a facultative basis to capitalize on the extensive experience some of our reinsurers have with substandard cases. A substandard case has a level of risk that is acceptable to us, but at higher premium rates than a standard case because of the health, habits or occupation of the applicant.

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

Investment and Savings Products

We believe that many middle-income families have significant unmet retirement and savings needs. Using our FNA tool, sales representatives help our clients understand their current financial situations and how they can use time-tested financial principles, such as prioritizing personal savings, to reach their savings goals. Our product offerings comprise saving and investment vehicles that seek to meet the needs of clients in all stages of life.

Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and licensed sales representatives, we distribute and sell to our clients a variety of mutual funds, managed investments, variable and fixed annuities, fixed indexed annuities and segregated funds. As of December 31, 2018, approximately 25,370 sales representatives were licensed to distribute mutual funds in the United States (including Puerto Rico) and Canada. As of December 31, 2018, approximately 13,820 sales representatives were licensed and appointed to distribute annuities in the United States and approximately 12,470 sales representatives were licensed to sell segregated funds in Canada.

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

Mutual Funds. In the United States, licensed sales representatives primarily distribute mutual funds from the following select asset management firms: American Century Investments, American Funds, Franklin Templeton, Invesco, Legg Mason and Amundi Pioneer. These firms have diversified product offerings, including domestic and international equity, fixed-income and money market funds. Each firm continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We have selling agreements with a number of other fund companies and we believe that, collectively, these asset management firms provide funds that meet the investment needs of our clients.

During 2018, four of these fund families (Legg Mason, Invesco, American Funds, and Franklin Templeton) accounted for approximately 94% of our mutual fund sales in the United States. Legg Mason and Invesco each have large wholesaling teams that support the sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will.

A wholly owned indirect subsidiary of the Parent Company and affiliate of PFS Investments, Primerica Shareholder Services, Inc. (“PSS”), provides transfer agent recordkeeping services to investors who purchase shares of mutual funds offered by American Century Investments, Franklin Templeton, Invesco, Legg Mason or Amundi Pioneer through PFS Investments. In exchange for these services, PSS receives recordkeeping and account maintenance fees from the applicable fund company.  PSS has retained BNY Mellon Asset Servicing to perform the necessary transfer agent recordkeeping services for these accounts on its proprietary SuRPASS system.  PFS Investments serves as the Internal Revenue Service (“IRS”) approved non-bank custodian for customers that open individual retirement accounts (“IRA”) (or certain other retirement accounts) with PFS Investments and invest in shares of mutual funds offered by American Century Investments, Franklin Templeton, Invesco, Legg Mason or Amundi Pioneer. For these services, PFS Investments receives an annual custodian fee.

In Canada, sales representatives offer Primerica-branded Concert™ Series funds, which accounted for approximately 40% of our Canadian mutual fund product sales in 2018. Our Concert™ Series funds consist of six different asset allocation funds with varying investment objectives ranging from fixed income to aggressive growth. Each Concert™ Series fund is a fund of funds that allocates fund assets among equity and income mutual funds of AGF Investments, a leading asset management firm in Canada. The asset allocation within each Concert™ Series fund is determined on an advisory contract basis by Morneau Shepell Asset and Risk Management Ltd. The principal non-proprietary funds that we offer our clients in Canada are funds of AGF Investments, Mackenzie Investments, Fidelity Investments, and Invesco. Sales of these non-proprietary funds accounted for approximately 52% of mutual fund product sales in Canada in 2018. Like our U.S. fund family list, the asset management partners we have chosen in Canada have a diversified offering of equity, fixed-income and money market funds, including domestic and international funds with a variety of investment styles.

A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment account by bank draft against their checking accounts. During the year ended December 31, 2018, average client assets held in individual retirement accounts in the United States and Canada accounted for an estimated 74% and 71% of total average client account assets, respectively. Our individual retirement accounts in Canada are considered registered retirement savings plans (“RRSP”). An RRSP is similar to a traditional IRA, in the United States in that contributions are made to the RRSP on a pre-tax basis and income is earned on a tax-deferred basis. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.

Managed Investments. PFS Investments (dba PFS Advisors) is a registered investment advisor in the United States, and it offers a managed investments program, Primerica Advisors Lifetime Investment Platform (the “Lifetime Investment Platform”), which we launched in 2017. The Lifetime Investment Platform, which replaced our previous Freedom Portfolios managed investments platform, is a robust advisory offering designed for clients who have at least $25,000 of investable assets. It provides our customers access to mutual fund and exchange-traded fund investment models designed and managed by several unaffiliated investment advisers. PFS Investments, as sponsor and portfolio manager of the program, evaluates models for inclusion in the program and conducts ongoing due diligence of the models and unaffiliated investment advisers made available through the program. TD Ameritrade Institutional, an unaffiliated broker-dealer, provides custody, trade execution, clearing, settlement and other services for customer assets invested through the Lifetime Investment Platform.

Variable Annuities. U.S. securities licensed sales representatives also distribute variable annuities issued by American General Life Insurance Company and its affiliates (“AIG”), AXA Equitable Life Insurance Company (“AXA Life”), Lincoln National Life Insurance Company and its affiliates (“Lincoln National”), and Brighthouse Life Insurance Company (“Brighthouse Life”). Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). We also offer structured variable annuities issued by AXA Life and Brighthouse Life. Structured variable annuities are insurance contracts that provide investors with potential growth, subject to a cap, and partial downside protection against losses. Gains and losses are measured over a fixed period, typically three to six years, based on the performance of a securities index. Although linked to an index, an investment in these contracts does not involve ownership of any underlying portfolio securities by the client.  Each of these companies bears the insurance risk on its variable annuities and structured variable annuities that we distribute.

Fixed Indexed Annuities. We offer fixed indexed annuity products in the U.S. through Lincoln National, AIG, and Universal Life Insurance Company (“Universal Life”) (Puerto Rico). These products combine safety of principal and guaranteed rates of return with additional investment options tied to equity market indices that allow for returns that move based on the performance of an index. We believe these and other fixed annuity products give both life and securities representatives more ways to assist our clients with their retirement planning needs.

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

There are three fund products within our segregated funds offerings: the Asset Builder Funds, the Strategic Retirement Income Funds (“SRIF”), and a money market fund known as the Cash Management Fund. The investment objective of Asset Builder Funds is long-term capital appreciation combined with some guarantee of principal. Unlike mutual funds, our Asset Builder Funds product guarantees clients at least 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or at the Asset Builder Funds’ maturity date, which is selected by the client. The portfolio consists of both equities and fixed-income securities with the equity component consisting of a pool of primarily large cap Canadian and U.S. equities and the fixed-income component consisting of Canadian federal government zero coupon treasuries and government-backed floating rate notes. The portion of the Asset Builder Funds’ portfolio allocated to zero coupon treasuries are held in sufficient quantity to satisfy the guarantees payable at the maturity date of each Asset Builder Fund. As a result, our potential loss exposure is very low as it comes from the guarantees payable upon the death of the client prior to the maturity date.

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

Investment and Savings Products Revenue. In the United States, we earn revenue from our ISP business in three ways: commissions and payments earned on the sale of such products; fees and payments earned based upon client asset values; and account-based revenue. On the sale of mutual funds (not including managed investments) and annuities, we earn a dealer re-allowance or commission on new purchases as well as trail commissions on the assets held in our clients’ accounts. We also receive marketing and distribution fees from most of our mutual fund and annuity providers. These payments are typically a percentage of sales or a percentage of the clients’ total asset values, or a combination of both. For investments into the Lifetime Investment Platform, we receive an asset-based fee as compensation for the investment advisory and other administrative services we provide.

As the IRS approved non-bank custodian for certain funds noted above, PFS Investments receives annual fees on a per-account basis for as long as it services the account.  As explained above, PSS receives transfer agent recordkeeping fees for the services it provides to the five fund families noted above in “Mutual Funds” section. An individual client account may include multiple fund positions for which we earn recordkeeping fees.

Because the total amount of these fees fluctuates with the number of such accounts and positions within those accounts, the opening or closing of accounts has a direct impact on our revenues. From time to time, the fund companies for whom we provide these services request that accounts or positions with small balances be closed.

In Canada, we earn revenue from the sales of our investment and savings products in two ways: commissions (or dealer reallowance) on mutual fund sales and fees paid based upon clients’ asset values (mutual fund trail commissions and investment advisory fees from segregated funds and Concert™ Series funds). On segregated funds, we also earn deferred sales charges for early withdrawals at an annual declining rate within seven years of an investor’s original contribution.

Other Distributed Products

We distribute other products, including prepaid legal services, auto and homeowners’ insurance referrals, and home automation solutions. In Canada, we also offer mortgage loan referrals and insurance offerings for small businesses. While some of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.

We offer our U.S. and Canadian clients a Primerica-branded prepaid legal services program on a subscription basis that is underwritten and provided by LegalShield. The prepaid legal services program offers a network of attorneys in each state, province or territory to assist subscribers with legal matters such as drafting wills, living wills and powers of attorney, trial defense and motor vehicle-related matters. We receive a commission based on sales and renewals of these subscriptions.

We have an arrangement with Answer Financial, Inc. (“Answer Financial”), an independent insurance agency, whereby U.S. sales representatives refer clients to Answer Financial to receive multiple, competitive auto and homeowners’ insurance quotes. Answer Financial’s comparative quote process allows clients to easily identify the underwriter that is most competitively priced for their type of risk. We receive commissions based on completed auto and homeowners’ placement of insurance and policy renewals and pay sales representatives a flat referral fee for each completed application and policy renewal.

We have an arrangement with Vivint, Inc. (“Vivint”), a company that offers homeowners in the U.S. and many provinces in Canada a comprehensive suite of products and services to protect and remotely control, monitor and manage their homes using any Internet-connected smart device. We receive commissions based on referrals that result in a subscription to Vivint’s home services and pay sales representatives a referral fee for each such subscription.

In Canada, we have a referral program for mortgage loan products offered by a third-party lender, B2B Bank. Due to regulatory requirements, sales representatives in Canada only refer clients to the lender and are not involved in the loan application and closing process. We receive referral fees based on the funded loan amount and, in turn, pay a commission to sales representatives.

In Canada, we offer insurance products, including supplemental medical and dental, accidental death, and disability, to small businesses. These insurance products are underwritten and provided by The Edge Benefits Inc. and its affiliates. We receive a commission based on sales and renewals of these policies.

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

Regulation of Our Insurance Business. Primerica Life, as a Tennessee-domiciled insurer, is regulated by the Tennessee Department of Commerce and Insurance and is licensed to transact business in the United States (except New York), the District of Columbia and certain U.S. territories. NBLIC, as a New York-domiciled life insurance underwriting company and a wholly owned subsidiary of Primerica Life, is regulated by the New York State Department of Financial Services (“NYDFS”) and is licensed to transact business in all 50 U.S. states, the District of Columbia and the U.S. Virgin Islands.

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

The states in which our U.S. insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to us. In Canada, dividends can be paid subject to the paying insurance company’s continuing compliance with regulatory requirements and upon notice to OSFI. We determine the dividend capacity of our insurance subsidiaries using statutory accounting principles (“SAP”) promulgated by the NAIC and each subsidiaries domiciliary state in the United States and using IFRS in Canada.

The following table sets forth the amount of cash and distributions paid or payable by our insurance subsidiaries:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Primerica Life	$200,000	$138,000	$94,700
Primerica Life Canada	22,755	22,924	22,342

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

The NAIC has established risk-based capital (“RBC”) standards for U.S. life insurance companies, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the state insurance regulatory authorities. The RBC Model Act provides that life insurance companies must submit an annual RBC report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk; and business risk. For each category, the capital requirement is determined by applying factors that vary based upon the degree of risk to various asset, premium and policy benefit reserve items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. If an insurer’s RBC falls below specified levels, then the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control.

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

Statutory Accounting Principles. SAP is a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with evaluating an insurer’s ability to pay all of its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations determine, among other things, the amounts our insurance subsidiaries may ultimately pay to us as dividends, and they differ in many instances from U.S. generally accepted accounting principles (“U.S. GAAP”), which are designed to measure a business on a going-concern basis. Under U.S. GAAP, incremental direct costs of successful policy acquisitions are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under U.S. GAAP is based in part upon best estimate assumptions made by the insurer. U.S. GAAP-basis stockholders’ equity represents the ownership interest in the U.S. GAAP-measured net assets held by stockholders. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP will be different from those reflected in financial statements prepared under SAP.

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

Other Regulatory Changes. From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for sales representatives to obtain their life insurance licenses. In addition, certain jurisdictions have passed laws or proposed regulations that require insurers and insurance agents in the sale of life insurance, including term life insurance and annuities, to disclose conflicts of interest to consumers or meet standards of care requiring that their advice be in the customer’s best interest. The impact on our business and the level of resources necessary to conform to such new regulations will vary depending on the extent of changes required and the jurisdictions that adopt such regulations.

Regulation of Our Investment and Savings Products Business. PFS Investments is registered with, and regulated by, FINRA and the Securities and Exchange Commission (“SEC”). It is subject to regulation by the Department of Labor (“DOL”) and by the federal and other state agencies with respect to certain retirement plans, and by state agencies. PFS Investments operates as an introducing broker-dealer, which does not hold client accounts, and is registered in all 50 U.S. states and certain territories and with the SEC. All aspects of PFS Investments’ business are regulated, including sales methods and charges, trade practices, the use and safeguarding of customer securities, capital structure, recordkeeping, conduct and supervision of its independent salespeople.

PFS Investments is required to file monthly reports as well as annual audited financial statements with the SEC pursuant to Section 17 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Rule 17a-5 thereunder. As part of filing these reports, PFS Investments is subject to minimum net capital requirements, as mandated by Rule 15c3‑1 of the Exchange Act.

The SEC rules and regulations that currently apply to PFS Investments and registered representatives generally require that we make suitable investment recommendations to our customers and disclose conflicts of interest that might affect the recommendations or advice we provide. The SEC proposed new regulations that include: (i) a new rule to establish a “best interest” standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer; (ii) new and amended rules and forms to require registered broker-dealers, investment advisers and their investment professionals to provide a relationship summary to retail investors; (iii) required disclosures in retail communications; and (iv) an SEC interpretation of the fiduciary standard of conduct for investment advisers (together, the “SEC Best Interest Proposal”). The SEC Regulatory Flexibility Agenda, released in December 2018, indicates that final action on the SEC Best Interest Proposal is expected to be taken in September 2019.

PFS Investments is also approved as a non-bank custodian under IRS regulations and, in that capacity, may act as a custodian or trustee for certain retirement accounts. In addition, PFS Investments is an SEC-registered investment advisor and, under the name Primerica Advisors, offers managed investment programs. In most states, sales representatives are required to obtain an additional license to offer these programs.

PSS is registered with the SEC as a transfer agent and, accordingly, is subject to SEC rules and examinations. Acting in this capacity, PSS and third-party vendors employed by PSS are responsible for certain client investment account shareholder services.

PFSL Investments Canada is a mutual fund dealer registered with and regulated by the Mutual Fund Dealers Association of Canada (the “MFDA”), the national self-regulatory organization for the distribution side of the Canadian mutual fund industry. It is also registered with provincial and territorial securities commissions throughout Canada (“Canadian Securities Administrators” or “CSA”). As a registered mutual fund dealer, PFSL Investments Canada performs the suitability review of mutual fund investment recommendations, and like our U.S. broker-dealer, it does not hold client accounts. PFSL Investments Canada is subject to the rules and regulations established by the Canadian Securities Administrators for the sale of securities, which include standards of conduct for the firm and its sales representatives.

PFSL Investments Canada is required to file monthly and annual financial statements and reports with the MFDA that are prepared to comply with the prescribed MFDA reporting requirements.  The MFDA has established a risk adjusted capital standard for mutual fund dealers.  Its formula is designed to provide advance warning of a member encountering difficulties.  If a mutual fund dealer falls below specified levels, then restrictions would apply until rectified, including not being able to act on certain matters without prior written consent from the MFDA.

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

Competition

We operate in a highly competitive environment with respect to the sale of financial products and the retention of the more productive members of the sales force. Competitors with respect to our term life insurance products consist both of stock and mutual insurance companies, as well as other financial intermediaries. Competitive factors affecting the sale of life insurance products include the level of premium rates, benefit features, risk selection practices, compensation of sales representatives and financial strength ratings from ratings agencies such as A.M. Best.

In offering our securities products, sales representatives compete with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisors, mutual fund companies and other direct distributors. The mutual funds that we offer face competition from other mutual fund families and alternative investment products, such as exchange-traded funds, while our managed investment programs compete with other fee-based advisory services offered by financial services firms. Our annuity products compete with products from numerous other companies. Competitive factors affecting the sale of annuity products include price, product features, investment performance, commission structure, perceived financial strength, claims-paying ratings, service, and distribution capabilities.

Information Technology and Information Security

Our business is dependent on maintaining a secure, confidential environment for clients, sales representatives, employees and other partners’ information. Data security and privacy are becoming increasingly important as we depend more and more on Internet-centric and mobile technologies to conduct business and bring solutions to our clients who entrust their data to us. We have built a sophisticated set of information technology platforms to support our clients, operations and sales force. Our data center houses an enterprise-class IBM mainframe that serves as the repository for all client and sales force data and operates as a database server for our distributed environment. This infrastructure also supports a combination of local and remote recovery solutions that are continually tested to ensure we can resume business in the event of a disaster. Our business applications, many of which are proprietary, are supported by experienced application developers and data center staff at our main campus.  Our information security teams provide internal services that include project consulting, threat assessments and management, application and infrastructure assessments, secure configuration management, and information security administration. We utilize, continually assess, and update our technical tools and process to industry norms, which by way of example include multiple external threat detection services, external Security Operations Centers, host-based threat detections and prevention, application and infrastructure firewalls and prevention systems, sophisticated assessment and patching systems, and multi-factor controls.

We have developed a comprehensive information security risk management program and policies governing privacy and data protection that apply to all business lines and subsidiaries. We have an active Cyber Security Steering Committee (“Steering Committee”) composed of several of the Company’s top executives, including the Chief Operating Officer, General Counsel, Chief Compliance and Risk Officer, Chief Information Officer, and the Chief Governance Officer, among others. The Steering Committee, which holds quarterly meetings, coordinates corporate security initiatives to enable us to optimize spending, manage infrastructure, and minimize security risk. The Steering Committee also provides high-level guidance on technology and security related issues of importance to the Company. We also developed a special cybersecurity program for New York licensees, in connection with the new cybersecurity regulations issued by the NYDFS, that includes information security, compliance training, and incident response planning.  As part of the program, we completed a comprehensive cybersecurity risk assessment, which we update annually.

We continually assess information security risks and perform recurring internal and external audits. In 2018, we began a triennial cyber maturity assessment process with a specialized external partner, where they evaluate the actual level of maturity of each of our cyber-related processes against the National Institute of Standards and Technology Cybersecurity Framework. The assessment provides unique insights of our maturity in each area, compared to a large comparable set of firms, to further assist in making strategic investments in each area of risk and control. We also manage regularly scheduled external penetration tests of our infrastructure and application logic against emerging security threats and best practices.  Employees receive regular alerts advising them of the most relevant data security risks as well as privacy-related risks and procedures. Employees and third parties with access are required to receive cyber-related training, with certain positions requiring additional, specialized training. Employees are also subject to quarterly phishing tests.

We have an Incident Response Plan (“Plan”) that is reviewed and updated regularly.  Under this Plan, our Incident Response Team consists of employees from our information security, legal, compliance, public relations, and business teams.  This Plan is designed to help us identify and promptly respond to information security incidents, contain, eradicate and recover from such incidents, notify affected parties and, where appropriate, notify government and regulatory authorities. This Plan documents the roles and responsibilities of our personnel and third-party vendors in responding to information security incidents, including when and to whom incidents should be reported based on level of severity.  On a semi-annual basis, the team undertakes facilitator-led trainings and simulations of information security incidents.  We also maintain cyber insurance coverage.

The reporting of all cyber-related risks and assessments is ongoing to senior management and to our Board of Directors, and our Board of Directors has oversight responsibility for our cyber security program pursuant to our Plan.

Employees

As of December 31, 2018, we had 1,899 full-time employees in the United States and 267 full-time employees in Canada. In addition, as of December 31, 2018, we had 533 on-call employees in the United States and 68 on-call employees in Canada who provided services on an as-needed hourly basis. None of our employees is a member of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information

We make available free of charge on our website (www.primerica.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable upon filing such information with, or furnishing it to, the SEC. Information included on our website is not incorporated by reference into this report. The Company’s reports are also available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.RISK FACTORS.

Risks Related to Our Distribution Structure

Our failure to continue to attract new recruits, retain sales representatives or license or maintain the licensing of sales representatives would materially adversely affect our business, financial condition and results of operations.

New sales representatives provide us with access to new clients, enable us to increase sales and provide the next generation of successful sales representatives. As is typical with distribution businesses, we experience a high rate of turnover among the part-time sales representatives, which requires us to attract, retain and motivate a large number of sales representatives. Recruiting is performed by current sales representatives, and the effectiveness of recruiting is generally dependent upon our reputation as a provider of a rewarding and potentially lucrative income opportunity, as well as the general competitive and economic environment. Whether recruits are motivated to complete their training and licensing requirements and commit to selling our products is largely dependent upon the effectiveness of our compensation and promotional programs, as well as the competitiveness of such programs compared with other companies, including other part-time business opportunities and the recruits’ desire to help middle-income families in their communities become educated about their finances and assist them in identifying products that provide income protection and savings opportunities.

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

From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for sales representatives to obtain their life insurance licenses.  Likewise, FINRA restructured its representative-level qualification examination program in October 2018. While the objective of the new program is to improve efficiencies, if the changes create barriers to entry that are not relevant to assessing an applicant’s competence, the costs significantly increase, or the program is implemented without adequate transitions, the restructured program could result in a decrease in the number of U.S. representatives obtaining their securities licenses in the United States.

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

We have not been, and are not currently, subject to business opportunity laws because the amounts paid by the new sales representatives to us: (i) are less than the minimum thresholds set by many state and provincial statutes and (ii) are not fees paid for the right to participate in a business, but rather are for bona fide expenses such as state and provincial-required insurance examinations and pre-licensing training. We have not been, and are not currently, subject to franchise laws for similar reasons. However, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change. In addition, although we do not believe that the Federal Trade Commission ("FTC")'s Business Opportunity Rule applies to our Company, it could be interpreted in a manner inconsistent with our interpretation. Becoming subject to business opportunity or franchise laws or regulations could require us to provide additional disclosures and regulate the manner in which we recruit sales representatives that may increase the expense of, or adversely impact our recruitment of new sales representatives.

There are various laws and regulations that prohibit fraudulent or deceptive schemes known as pyramid schemes. In general, a pyramid scheme is defined as an arrangement in which new participants are required to pay a fee to participate in the organization and then receive compensation primarily for recruiting other persons to participate, either directly or through sales of goods or services that are merely disguised payments for recruiting others. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities. Sales representatives are paid commissions and other compensation based on sales of our products and services to bona fide purchasers, and for this and other reasons we do not believe that we are subject to laws regulating pyramid schemes. Moreover, sales representatives are not required to purchase any of the products marketed by us. However, even though we believe that our distribution practices are currently in compliance with, or exempt from, these laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change, which could require us to restructure our operations in certain jurisdictions or result in other costs or fines.

There are also federal, state and provincial laws of general application, such as the Federal Trade Commission Act (the “FTC Act”), and state or provincial unfair and deceptive trade practices laws that could potentially be invoked to challenge aspects of our recruiting of sales representatives. In particular, our recruiting efforts include promotional materials for recruits that describe the potential business opportunity available to them if they become sales representatives. These materials, as well as our other recruiting efforts and those of the sales representatives, are subject to scrutiny by the FTC and state and provincial enforcement authorities with respect to misleading statements, including misleading earnings or lifestyle claims made to encourage potential new recruits to become sales representatives. If claims made by us or by the sales representatives are deemed to be unfair, deceptive, or misleading, it could result in violations of the FTC Act or similar state and provincial statutes prohibiting unfair or deceptive trade practices or result in reputational harm.

Being subject to, or out of compliance with, the aforementioned laws and regulations could require us to change our distribution structure, which could materially adversely affect our business, financial condition and results of operations.

There may be adverse tax, legal or financial consequences if the independent contractor status of sales representatives is overturned.

Sales representatives are independent contractors who operate their own businesses. In the past, we have been successful in defending our Company in various contexts before courts and governmental agencies against claims that sales representatives should be treated like employees. Although we believe that we have properly classified sales representatives as independent contractors, there is nevertheless a risk that the IRS, the Canada Revenue Agency, a court or other authority will take a different view. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent sales representatives are subject to change or interpretation.

The classification of workers as independent contractors has been the subject of federal, state and provincial legislative, regulatory and judicial interest over the last several years. In some jurisdictions, regulatory proposals have been introduced and judicial decisions have been made that call for or result in greater scrutiny of independent contractor classifications. We cannot predict the outcome of any such legislative, regulatory, or judicial activity.

If there is an adverse determination with respect to the classification of some or all of the independent contractors by a court or governmental agency, we could incur significant costs in complying with such laws and regulations, including in respect of tax withholding, social security payments, retirement plan contributions and recordkeeping, employee benefits, payment of wages or modification of our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, or provincial laws.

The Company’s or the independent sales representatives' violation of, or non-compliance with, laws and regulations and related claims and proceedings could expose us to material liabilities.

Extensive federal, state, provincial and territorial laws regulate our product offerings and our relationships with our clients, imposing certain requirements that sales representatives must follow. At any given time, we may have pending state, federal or provincial examinations or inquiries of our investment and savings products, insurance and other businesses. In addition to imposing requirements that sales representatives must follow in their dealings with clients, these laws and regulations generally require us to maintain a system of supervision reasonably designed to ensure that sales representatives comply with the requirements to which they are subject. We have policies and procedures to comply with these laws and regulations. However, despite these compliance and supervisory efforts, the breadth of our operations and the broad regulatory requirements could result in oversight failures and instances of non-compliance on the part of the Company or the sales representatives.

From time to time, we are subject to private litigation as a result of alleged misconduct by sales representatives. Examples include claims that a sales representative's failure to disclose underwriting-related information regarding the insured on an insurance application resulted in the denial of a life insurance policy claim, and with respect to investment and savings products sales, errors or omissions that a sales representative made in connection with the purchase or sale of a securities product. Non-compliance with laws or regulations by the sales representatives could result in adverse findings in either examinations or litigation and could subject us to sanctions, monetary liabilities, restrictions on or the loss of the operation of our business, or reputational harm, any of which could have a material adverse effect on our business, financial condition and results of operations.

Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Pursuant to federal, state and provincial laws, various government agencies have established rules protecting the privacy and security of personal information, which vary significantly from jurisdiction to jurisdiction. Many sales representatives, employees, and third-party service providers have access to, and routinely process, personal information of clients on paper and on personal and company-owned hardware, the cloud and mobile devices through a variety of media, including the Internet and software applications. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our Company, our employees and the sales representatives. If a sales representative, employee, or third-party service provider intentionally or unintentionally discloses or misappropriates confidential client information or our data is the subject of a cybersecurity attack, or if we fail to maintain adequate internal controls or sales representatives, employees, or service providers fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

On July 18, 2018, the NYDFS issued a final version of amendments to its suitability regulation for annuities (the “Amended Suitability Rule”), which imposes certain duties and obligations on insurers and insurance producers in the sale of life insurance, including term life insurance, and annuities. Under the Amended Suitability Rule, the NYDFS requires firms and insurance representatives to ensure that transactions are suitable and consistent with the customer’s “best interest”. While the factors considered to satisfy suitability requirements for term life insurance are less onerous than for other products, the Amended Suitability Rule may necessitate changes to our term life insurance business in New York. The Amended Suitability Rule will become effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020.

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

Each of our U.S. insurance subsidiaries is subject to RBC standards (imposed under the laws of its respective jurisdiction of domicile). The RBC formula for U.S. life insurance companies generally establishes capital requirements relating to asset, insurance, interest rate and business risks. Our U.S. insurance subsidiaries are required to report their results of RBC calculations annually to the applicable state department of insurance and the NAIC. Our Canadian life insurance subsidiary is subject to the Life Insurance Capital Adequacy Test Guideline (“LICAT”), and is required to provide its capital ratio calculations to the Canadian regulators. The capitalization of our insurance subsidiaries is maintained at levels in excess of the effective minimum requirements of the NAIC in the United States and OSFI in Canada. In any particular year, statutory capital and surplus amounts and RBC and LICAT ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries, the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in their reserve requirements, the value of securities in their investment portfolios, the credit ratings of investments held in their portfolios, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the NAIC's RBC formula or the LICAT calculation of OSFI. Many of these factors are outside of our control.

Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC and LICAT ratios of our insurance company subsidiaries. Ratings agencies may change their internal models, effectively increasing or decreasing the amount of statutory capital our insurance subsidiaries must hold to maintain their current ratings. Further, errors in programming, data entry, or our calculations could impact the accuracy of our estimates. Ratings agencies also may downgrade the ratings of securities held in our insurance subsidiaries’ portfolios, which could result in a reduction of our insurance subsidiaries’ statutory capital and surplus and RBC. There is no assurance that our insurance subsidiaries will not need additional capital or, if needed, that we will be able to provide it to maintain the targeted RBC and LICAT levels to support their business operations.

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

Ratings organizations review the financial performance and financial conditions of insurance companies, and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders. A significant downgrade in the financial strength ratings of any of our insurance subsidiaries, or the announced potential for a downgrade, could have a material adverse effect on our business, financial condition and results of operations by, among other things:

•	reducing sales of insurance products;
•	adversely affecting our relationships with sales representatives;
•	materially increasing the amount of policy cancellations by our policyholders;
•	requiring us to reduce prices to remain competitive; and
•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.

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

There is no assurance that the relevant coinsurer will pay the coinsurance obligations owed to us now or in the future or that it will pay these obligations on a timely basis. If any of the coinsurers becomes insolvent, the trust account to support the obligations of such coinsurer is insufficient to pay such coinsurer's obligations to us and we fail to enforce our right to recapture the business, it could have a material adverse effect on our business, financial condition and results of operations.

We have entered into transactions by which we finance redundant statutory reserves of certain issue years of our term life insurance business.  Under these transactions, we pay a fee to financial counterparties for their commitment to support redundant reserves and provide corresponding statutory reinsurance credit, allowing us to more efficiently manage our capital. While we monitor the credit quality and financial strength of these counterparties, if their financial strength was significantly impaired to the extent that their support of our redundant reserves could no longer be relied upon, it could have a material adverse effect on our business, financial condition, and results of operations.

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

The Company’s or the securities-licensed sales representatives' violations of, or non-compliance with, laws and regulations could expose us to material liabilities.

Our subsidiary broker-dealer and registered investment advisor, PFS Investments, and the sales representatives, are subject to federal and state regulation of its securities business. These regulations cover sales practices, trade suitability, supervision of registered representatives, recordkeeping, the conduct and qualification of officers and employees, net capital requirements, business operations, the rules and regulations of the MSRB and state blue sky regulation. Investment advisory representatives are generally held to a higher standard of conduct than registered representatives. Our subsidiary, PSS, is a registered transfer agent engaged in the recordkeeping business and is subject to SEC regulation. Violations of laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts, could subject us to disciplinary actions and litigation and could result in the imposition of cease and desist orders, fines or censures, restitution to clients, suspension or revocation of SEC registration, suspension or expulsion from FINRA, reputational damage and legal expense, any of which could materially adversely affect our business, financial condition and results of operations.

Our Canadian broker-dealer subsidiary, PFSL Investments Canada and the sales representatives are subject to the securities laws of the provinces and territories of Canada in which we sell our mutual fund products and to the rules of the MFDA, the self-regulatory organization governing mutual fund dealers. PFSL Investments Canada is subject to periodic review by both the MFDA and the provincial and territorial securities commissions to assess its compliance with, among other things, applicable capital requirements and sales practices and procedures. These regulators have broad administrative powers, including the power to limit or restrict the conduct of our business for failure to comply with applicable laws or regulations. Possible sanctions that could be imposed include the suspension of individual sales representatives, limitations on the activities in which the dealer may engage, suspension or revocation of the dealer registration, the ability to withhold licenses or to impose restrictive terms and conditions on the licenses of sales representatives, censure or fines, any of which could materially adversely affect our business, financial condition and results of operations.

If heightened standards of conduct or more stringent licensing requirements, such as those proposed by the SEC and those proposed or adopted by state legislatures or regulators or Canadian securities regulators, are imposed on us or the sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

The U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer, and U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by the FINRA. These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. On April 18, 2018, the SEC proposed: (i) a new rule to establish a best interest standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer; (ii) new and amended rules and forms to require registered broker-dealers, investment advisers and their investment professionals to provide a relationship summary to retail investors; (iii) required disclosures in retail communications; and (iv) an SEC interpretation of the fiduciary standard of conduct for investment advisers (collectively, the “SEC Best Interest Proposal”). The SEC Regulatory Flexibility Agenda indicates that final action on the SEC Best Interest Proposal is expected to be taken in September 2019. Similarly, in Canada, CSA published a notice requesting public comment on reforms to obligations of registered firms and individuals to enhance conflict of interest mitigation rules (“Client Focused Reforms”).

In addition to federal regulators, certain states, including Connecticut, Illinois, Maryland, Nevada, New Jersey, and New York, have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such laws or regulations could have on our business vary from state to state depending on the content of the legislation or regulation and how it is applied by state regulators and interpreted by the courts. We cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

In Canada, on September 13, 2018, the CSA published for comment proposed amendments that would prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus. The CSA expects that the prohibition of upfront sales commissions by fund companies will eliminate the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada. These proposed amendments follow the June 21, 2018 publication of the CSA’s policy decision on embedded commissions and its proposed Client Focused Reforms. Under proposed enhanced conflict of interest rules in the Client Focused Reforms, all embedded commissions would be considered conflicts that must be addressed in the best interests of clients or avoided. The proposed amendments were open for comment until December 13, 2018. If such rules are adopted, changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada may be necessary.

Heightened standards of conduct or restrictions on compensation as a result of any of the above items or other similar proposed rules or regulations could also increase the compliance and regulatory burdens on the sales representatives and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of licensed representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

If our suitability policies and procedures, or our policies and procedures for compliance with federal or state regulations governing standards of care, were deemed inadequate, it could have a material adverse effect on our business, financial condition and results of operations.

We review the account applications that we receive for our investment and savings products for suitability and for compliance with other federal or state regulations governing standards of care. While we believe that the policies and procedures we implement to help sales representatives assist clients in making appropriate and suitable investment choices, and that will satisfy other federal and state standards of care, are reasonably designed to achieve compliance with applicable securities laws and regulations, it is possible that the SEC, FINRA, the DOL, the IRS, state securities and insurance regulators or MFDA may not agree. Further, we could be subject to regulatory actions or private litigation, which could materially adversely affect our business, financial condition and results of operations.

Sales force support tools may fail to appropriately identify financial needs or suitable investment products.

The support tools we make available to the sales force are designed to educate potential and existing clients, help identify their financial needs, generally introduce the potential benefits of our product offerings, and identify suitable investment products. The tools themselves or the assumptions and methods of analyses embedded in them could be challenged and subject us to regulatory action by the SEC, the DOL, FINRA or other regulators, or private litigation, which could materially adversely affect our business, financial condition and results of operations.

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

Our business is highly dependent upon the effective operation of our information technology systems and third-party technology systems, networks and clouds to record, process, transmit and store information, including sensitive customer and proprietary information. We rely on these systems throughout our business for a variety of functions including to conduct many of our business activities and transactions with customers, sales representatives, vendors and other third parties, to prepare our financial statements and to communicate with our Board of Directors. Our information technology systems and applications run a variety of third-party and proprietary software, including POL (our secure intranet website designed to be a support system for the sales force), the Primerica App, our insurance administration system, Virtual Base Shop (our secure intranet-based paperless field office management system), TurboApps (our point-of-sale tool that streamlines our application processes), our FNA tool, our licensing decision and support system, and our compensation system. Our business also relies on the use by employees, representatives and other third parties of electronic mobile devices, such as laptops, tablets and smartphones, which are particularly vulnerable to loss and theft.

Maintaining the integrity of these systems and networks is critical to the success of our business operations, including the retention of sales representatives and customers, and to the protection of our proprietary information and our customers’ confidential and personal information. We could experience a failure of one or more of these systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing new software systems.  In addition, despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions.

We are subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect sensitive customer, employee, sales representative and third-party information.  We have implemented and maintain security measures, including industry-standard commercial technology, designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or representative error or malfeasance.  We continually assess our ability to monitor, respond to, and recover from such threats. We also require third-party vendors, who in the provision of services to us are provided with or process information pertaining to our business or our customers, to meet certain information security standards. Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such breaches or interference by third parties or by sales representatives or employees that may occur in the future including the failure of any one of these systems for any reason, could cause significant interruptions to our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Operating system failures, ineffective system implementation, loss of the Internet or the compromise of security with respect to internal, external or third-party operating systems or electronic devices could subject us to significant civil and criminal liability, harm our reputation, interrupt our business operations, deter people from purchasing our products, require us to incur significant technical, legal and other expenses, and adversely affect our internal control over financial reporting, business, financial condition, or results of operations.

The current legislative and regulatory climate with regard to cybersecurity may adversely affect our business, financial condition, and results of operations.

Various international, federal and state legislative and regulatory bodies are considering or have considered, proposed, or adopted new standards and rules regarding protection of personally-identifiable information. The NYDFS Cybersecurity Requirements for Financial Services Companies, a regulation requiring covered financial services institutions to implement a cybersecurity program designed to protect information systems, became effective in March 2017.  In October 2017, the NAIC adopted the Insurance Data Security Model Law (“Model Law”), which, among other things, would require insurers and insurance producers to develop and maintain a written information security program, conduct risk assessments, and assess the data security practices of third-party service providers.  The Model Law, which has some similarities as well as differences from the NYDFS’s cybersecurity regulation, has been adopted by several states.  In June 2018, California adopted the California Consumer Protection Act of 2018 (“CCPA”) designed to give consumers more control over their personal data.  The CCPA will become effective in January 2020. All 50 U.S. states and Canada have breach notification requirements.

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

Our infrastructure supports a combination of local and remote recovery solutions for business resumption in the event of a disaster, including a security incident. In the event of either a campus-wide destruction or the inability to access our data center or main campus in Duluth, Georgia, our business recovery plan provides for a limited number of our employees to perform their work functions via a dedicated business backup/recovery site located around 20 miles from our main campus or by remote access from an employee's home. However, in the event of campus-wide destruction, our business recovery plan may be inadequate, and our employees and the sales representatives may be unable to carry out their work, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. U.S. GAAP continues to evolve and, as a result, will change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, in August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"). The amendments in this update will change the accounting guidance we follow for long-duration insurance contracts. The most notable amendment included in ASU 2018-12 will require us to update assumptions used in measuring future policy benefits, including mortality and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how we amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The amendments in ASU 2018-12 are scheduled to be effective for the Company beginning in 2021 as of the earliest period presented in the consolidated financial statements. We anticipate that the adoption of ASU 2018-12 will have a pervasive impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls. This new accounting standard, in addition to other financial reporting standard changes being discussed by the FASB and the SEC, could adversely impact both our financial condition and results of operations as reported on a U.S. GAAP basis.

Additionally, the Company’s insurance company subsidiaries prepare statutory financial statements in accordance with accounting principles designated by regulators in the jurisdictions in which they are domiciled. The financial statements of our U.S. insurance subsidiaries are prepared in accordance with SAPs prescribed or permitted by state insurance departments and the NAIC. SAPs, including actuarial methodologies for estimating reserves, are subject to continuous evaluation by the NAIC and state insurance departments. Similarly, our Canadian life insurance subsidiary is required to prepare statutory financial statements in accordance with IFRS, as prescribed by the OSFI in Canada. In 2017, the International Accounting Standards Board (the “IASB”) finalized a new IFRS standard that will significantly overhaul our Canadian life insurance subsidiary’s accounting for insurance contracts (“IFRS 17”) for statutory reporting purposes. The IASB recently proposed deferring the effective date of IFRS 17 from 2021 to 2022 due to implementation complexities faced by financial statement preparers. The statutory financial statements of our insurance company subsidiaries, which are used to determine dividend capacity and risk-based capital, could be adversely affected by these and other future changes implemented by jurisdictional insurance departments. Therefore, the ability of our insurance companies to comply with regulatory minimum capital requirements and ultimately pay dividends to the Parent Company could be adversely impacted.

The effects of economic down cycles could materially adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations may be materially adversely affected by economic downturns in the United States and Canada, as well as issues in the global economy that may have repercussions on our local markets. Economic downturns, which are often characterized by higher unemployment, lower family income, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending, have adversely affected the demand for the term life insurance, investment and savings and other financial products that we sell. Future economic down cycles could adversely affect new sales and cause clients to liquidate mutual funds and other investments sold by sales representatives. This could cause a decrease in the asset value of client accounts, reduce our trailing commission revenues and result in a decline in the fair value of our invested asset portfolio. In addition, we may experience an elevated incidence of lapses or surrenders of insurance policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Further, volatility in equity markets or downturns could discourage purchases of the investment products that we distribute and could have a materially adverse effect on our business, including our ability to recruit and retain sales representatives.

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

The volume of legislative and regulatory activity relating to financial services has increased substantially in recent years, and the level of enforcement actions and investigations by federal, state and provincial regulators may increase correspondingly. Legislative, regulatory and enforcement activity at the federal level may contribute to heightened activity at the state and provincial level. If we or the sales representatives become subject to new requirements or regulations, it could result in increased litigation, regulatory risks, changes to our business model, a decrease in the number of securities-licensed representatives or a reduction in the products we offer to our clients or the profits we earn, which could have a material adverse effect on our business, financial condition and results of operations.

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

We face competition in all of our business lines. Our competitors include financial services companies, banks, investment management firms, broker-dealers, insurance companies, insurance brokers, direct sales companies, and technology companies. In many of our product offerings, we face competition from competitors that may have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations, have lower fee and expense ratios, have higher financial strength ratings or offer more robust digital tools and self-service capabilities than we do. More recently, significant capital has been invested in direct-to-consumer offerings, including wealth management, retirement and life insurance products. In addition, regulatory changes and competitive factors are leading to innovations in product offerings.  To the extent these entrants create a significant change in the competitive environment, our ability to maintain or increase our market share and profitability could be materially adversely affected.

The loss of key employees and sales force leaders could negatively affect our financial results and impair our ability to implement our business strategy.

Our success substantially depends on our ability to attract and retain key members of our senior management team. The efforts, personality and leadership of our senior management team have been, and will continue to be, critical to our success. The loss of service of our senior management team due to disability, death, retirement or some other cause could reduce our ability to successfully motivate the sales representatives, or implement our business plan which could have a material adverse effect on our business, financial condition and results of operations. Although our senior executive officers have entered into employment agreements with us, there is no assurance that they will complete the term of their employment agreements or that they or the Company will renew them upon expiration.

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

The stock market in general, and the market for companies in the financial services industry in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Also, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, that include the following:

•	fluctuations in stock market prices and trading volumes of similar companies, and general market conditions and overall fluctuations in U.S. equity markets;
•	low trading volume and short interest positions in our common stock;
•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;
•	changes in our securities analysts’ estimates of our future financial performance;
•	variations in our quarterly operating results;
•	changes, or the expectation of changes in federal and state law, policy and regulation, or changes in the ways that laws and regulations are interpreted and applied;
•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any adverse publicity related thereto;
•	actions by the New York Stock Exchange (“NYSE”), or uncertainty related to possible actions by the NYSE, related to the continued listing of our common stock;
•	negative media reports with respect to us and/or our industry;
•	the loss of key personnel;
•	general economic or geopolitical conditions; and
•	other risks and uncertainties described in these risk factors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We lease all of our office, warehouse, printing, and distribution properties. Our executive and home office operations for substantially all of our domestic U.S. operations (except New York) are located in Duluth, Georgia. We lease office space for our executive and home office operations at two properties located in Duluth, Georgia under leases expiring in June 2028 and September 2029.

We also lease continuation of business, print/distribution, and warehouse space in or around Duluth, Georgia under leases expiring in February 2020, June 2028, and June 2023, respectively.

NBLIC subleases general office space in Long Island City, New York under a sublease expiring in March 2020.

In Canada, we lease general office space in Mississauga, Ontario under a lease expiring in October 2030 and warehouse and printing operation space in Mississauga, Ontario under a separate lease also expiring in October 2030.

Each of these leased properties is used by all of our operating segments, with the exception of our NBLIC office space, which is not used by our Investment and Savings Products segment.

We believe that our existing facilities in the U.S. and Canada are adequate for our current requirements and for our operations for the foreseeable future.

For additional details on our operating leases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report.

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

Our executive officers are elected by our Board of Directors.

The name, age at February 26, 2019, and position of each of our executive officers and certain significant employees are presented below. These officers comprise our senior management team.

Name	Age	Position
Glenn J. Williams	59	Chief Executive Officer
Peter W. Schneider	62	President
Alison S. Rand	51	Executive Vice President and Chief Financial Officer
Gregory C. Pitts	56	Executive Vice President and Chief Operating Officer
William A. Kelly	63	Chief Executive Officer, PFS Investments
John A. Adams	60	Chief Executive Officer, Primerica Life Insurance Company of Canada
Michael C. Adams	62	Executive Vice President and Chief Business Technology Officer
Jeffrey S. Fendler	62	Executive Vice President and Chief Compliance and Risk Officer
Alexis P. Ginn	71	Executive Vice President and General Counsel
Kathryn E. Kieser	49	Executive Vice President and Chief Reputation Officer
Michael W. Miller	41	Executive Vice President and Head of Corporate Development and Strategic Planning
Robert H. Peterman, Jr.	53	Executive Vice President and Chief Marketing Officer
Julie A. Seman	49	Executive Vice President, Primerica Life, Client Solutions, Strategic Markets and Training and Development

Set forth below is biographical information concerning our executive officers.

Glenn J. Williams has served as Chief Executive Officer since April 2015. He served as President from 2005 to April 2015, as Executive Vice President of Field and Product Marketing for international operations from 2000 to 2005, as President and Chief Executive Officer of Primerica Canada from 1996 to 2000, and in roles of increasing responsibility as part of Primerica’s international expansion team in Canada from 1985 to 2000. He began his career with Primerica in 1981. Mr. Williams earned his B.S. in education from Baptist University of America in 1981. He currently serves on the board of trustees for the Georgia Baptist Foundation.

Peter W. Schneider has served as President since April 2015. He served as Executive Vice President, General Counsel, and Chief Administrative Officer from 2000 to April 2015 and as Corporate Secretary from 2000 through January 2014. He worked at the law firm of Rogers & Hardin LLP as a partner from 1988 to 2000. Mr. Schneider earned both his B.S. in political science and industrial relations in 1978 and his J.D. in 1981 from the University of North Carolina at Chapel Hill. He serves on the boards of directors of the Securities Industry and Financial Markets Association (SIFMA), and the Camp John W. Hanes (YMCA).

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

William A. Kelly has served as Chief Executive Officer of PFS Investments since May 2018, as President and Chief Executive Officer from 2005 to May 2018 and in various capacities at the Company since 1985. Mr. Kelly graduated from the University of Georgia in 1979 with a B.B.A. in accounting.

Set forth below is biographical information concerning certain significant employees.

John A. Adams has served as the Chief Executive Officer of Primerica Life Insurance Company of Canada (“Primerica Life Canada”) since 2003.  He previously served Primerica Life Canada as Chief Financial Officer and before that as Vice President of Finance.  Before joining Primerica, Mr. Adams served as the Director of Finance of a major Canadian university and Treasurer of an insurance group of companies.  He began his career in 1980 with KPMG LLP. He graduated from Trinity College at the University of Toronto in 1980 with a Bachelor of Commerce, and is a Chartered Accountant and Chartered Professional Accountant.  Mr. Adams has provided industry leadership as a board member of the Investment Funds Institute of Canada (the mutual fund industry association) since 2005 and recently served a two-year term as its Board Chairman. He is also a board member of the Federation of Mutual Fund Dealers.

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

Kathryn E. Kieser has served as Executive Vice President and Chief Reputation Officer of Primerica, Inc. and Chair of the Primerica Foundation since January 2019. Previously, she served as Executive Vice President of Investor Relations from April 2010 to December 2018. Ms. Kieser joined Primerica in October 1995 and has held many positions over her career including Vice President of Sales and Product Marketing, Senior Vice President of Auto and Homeowners Insurance, and Chief Marketing Officer for Primerica Life Insurance Company. Ms. Kieser earned her B.S. degree in Business Administration from Auburn University and a Master of Science degree from Georgia State University. She serves on the boards of directors for the Gwinnett Chamber of Commerce and the Community Foundation for Northeast Georgia.

Michael W. Miller has served as Executive Vice President and Head of Primerica’s Corporate Development and Strategic Planning function since September 2015. He leads the Company’s strategic undertakings, including strategic partnerships, organic growth initiatives, M&A and long-term business planning. He was previously a senior investment banker at Lazard from 2006 to September 2015, where he specialized in providing strategic advice to a broad array of financial institutions, primarily insurance companies, and their regulators. While at Lazard, Mr. Miller advised on over $85 billion of successful transactions/restructuring assignments. Mr. Miller also worked in the insurance industry in various sales and underwriting capacities. He holds a B.S. from Brigham Young University in Business Administration and Finance and earned the Charted Property & Casualty Underwriter designation.

Robert H. Peterman, Jr. has served as Executive Vice President and Chief Marketing Officer since June 2018. He previously served as President of Primerica Distribution from December 2013 to June 2018, where he was responsible for recruiting, licensing, licensing education, field compensation, field equity, and decision support. In 2005, he became Executive Vice President and was given responsibility for the Company’s Grow the Sales Force initiative. He also served as Chief Executive Officer of Primerica’s New York life insurance company from January 2017 to June 2018. Mr. Peterman joined the Company in October 1984 and has served in many varying roles throughout the business.

Julie A. Seman has served since May 2018 as Chief Marketing Officer and Executive Vice President of Primerica Life, Client Solutions, Strategic Markets and Training and Development. From August 2014 she has been responsible for sales force growth and increased product distribution through the training and development of financial services representatives in the United States, Canada, Puerto Rico and Guam. In addition, Ms. Seman augments Primerica’s strategic markets which include African American, Hispanic, Partnership and Women with a focus on personal financial education and entrepreneurship. Prior thereto, she was Senior Vice President of Client Solutions from April 2010 to August 2014 where she supervised all front end products, including Auto & Home

Marketing and Legal Protection and oversaw field communication tools. Ms. Seman joined the Company in September 1998 and has served in many roles with increasing responsibility. Ms. Seman received her Bachelors of Business Management from Southern Illinois University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The common stock of Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PRI.”

Holders

As of January 31, 2019, we had 115 holders of record of our common stock.

Dividends

In the first quarter of 2019, we declared a quarterly dividend to stockholders of $0.34 per share. We currently expect to continue to pay quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.

Issuer Purchases of Equity Securities

Depending on market conditions, shares of our common stock may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

The Parent Company has no obligation to repurchase any shares. Subject to applicable corporate and securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under a publicly announced program can be discontinued at any time if management believes additional repurchases are not warranted.

During the quarter ended December 31, 2018, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
October 1 - 31, 2018	125,319	$115.29	125,319	$93,298,770
November 1 - 30, 2018	131,859	115.27	131,859	78,100,000
December 1 - 31, 2018	125,275	108.89	120,630	65,000,507
Total	382,453	$113.19	377,808	$65,000,507

(1)

Consists of (a) repurchases and withholdings of 4,645 shares at an average price of $116.65 arising from share-based compensation tax withholdings, and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

(2)

On February 6, 2018, our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through June 30, 2019. We repurchased $210.1 million of shares under this program through December 31, 2018 and the program was terminated on February 7, 2019.

(3)

On February 7, 2019, our Board of Directors authorized a new share repurchase program for up to $275.0 million of our outstanding common stock (including $65.0 million remaining from the prior repurchase program) for purchases through June 30, 2020.

For more information on our share repurchases, see Note 12 (Stockholders’ Equity) to our consolidated financial statements included elsewhere in this report.

Stock Performance Table (1)

The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) MidCap 400 Index and the S&P 500 Insurance Index by assuming $100 was invested in each investment option as of December 31, 2013 and the reinvestment of all dividends. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization (“mid-cap”) equities sector. The S&P 500 Insurance Index is a capitalization-weighted index of domestic equities of insurance companies traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 index.

	Period Ended
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Primerica, Inc.	$100.00	$127.75	$112.68	$167.13	$247.74	$240.60
S&P 500 Insurance	100.00	108.29	110.81	130.29	151.38	134.41
S&P MidCap 400	100.00	109.77	107.38	129.65	150.70	134.00

(1)	The stock performance table is not deemed “soliciting material” or subject to Section 18 of the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included elsewhere in this report.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per-share amounts)
Statements of income data
Revenues:
Direct premiums	$2,667,104	$2,562,109	$2,444,268	$2,345,444	$2,301,332
Ceded premiums	(1,581,164)	(1,600,771)	(1,600,559)	(1,595,220)	(1,616,817)
Net premiums	1,085,940	961,338	843,709	750,224	684,515
Commissions and fees	677,607	591,317	541,686	537,146	527,166
Net investment income	81,430	79,017	79,025	76,509	86,473
Realized investment gains (losses), including other- than-temporary impairment losses	(2,121)	1,339	4,088	(1,738)	(261)
Other, net	56,987	56,091	50,576	42,058	39,203
Total revenues	1,899,843	1,689,102	1,519,084	1,404,199	1,337,096

Benefits and expenses:
Benefits and claims	457,583	416,019	367,655	339,315	311,417
Amortization of deferred policy acquisition costs	239,730	209,399	180,582	157,727	144,378
Sales commissions	335,384	297,988	272,815	274,893	268,775
Insurance expenses	168,156	147,280	132,348	123,030	113,871
Insurance commissions	24,490	21,108	17,783	16,340	15,353
Interest expense	28,809	28,488	28,691	33,507	34,570
Other operating expenses	229,607	189,300	181,615	168,406	173,010
Total benefits and expenses	1,483,759	1,309,582	1,181,489	1,113,218	1,061,374
Income from continuing operations before income taxes	416,084	379,520	337,595	290,981	275,722
Income taxes	91,990	29,265	118,181	101,110	95,888
Income from continuing operations	324,094	350,255	219,414	189,871	179,834
Income from discontinued operations, net of income taxes	-	-	-	-	1,578
Net income	$324,094	$350,255	$219,414	$189,871	$181,412

Basic earnings per share:
Continuing operations	$7.35	$7.63	$4.59	$3.70	$3.26
Discontinued operations	-	-	-	-	0.03
Basic earnings per share	$7.35	$7.63	$4.59	$3.70	$3.29

Diluted earnings per share:
Continuing operations	$7.33	$7.61	$4.59	$3.70	$3.26
Discontinued operations	-	-	-	-	0.03
Diluted earnings per share	$7.33	$7.61	$4.59	$3.70	$3.29

Dividends declared per share	$1.00	$0.78	$0.70	$0.64	$0.48

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance sheet data
Investments (excluding the held-to-maturity security)	$2,160,596	$2,007,993	$1,875,631	$1,813,283	$1,848,316
Cash and cash equivalents	262,138	279,962	211,976	152,294	191,997
Reinsurance recoverables	4,141,569	4,205,173	4,193,562	4,110,628	4,115,533
Deferred policy acquisition costs, net	2,133,920	1,951,892	1,713,065	1,500,259	1,351,180
Total assets	12,595,048	12,460,703	11,438,943	10,610,783	10,735,929
Future policy benefits	6,168,157	5,954,524	5,673,890	5,431,711	5,264,608
Notes payable	373,661	373,288	372,919	372,552	372,187
Total liabilities	11,133,535	11,041,602	10,217,569	9,465,011	9,490,803
Stockholders' equity	1,461,513	1,419,101	1,221,374	1,145,772	1,245,126

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we,” “us” or the “Company”) for the three-year period ended December 31, 2018. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•	Business Trends and Conditions
•	Factors Affecting Our Results
•	Critical Accounting Estimates
•	Results of Operations
•	Financial Condition
•	Liquidity and Capital Resources

Business Trends and Conditions

The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle-income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming a sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, interest rates and equity market returns impact consumer demand for the savings and investment products we distribute. Our customers’ perception of the strength of the capital markets may influence their decisions to invest in the investment and savings products we distribute. The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. As a result, changes in the Canadian dollar exchange rate may significantly affect the result of our business for all amounts translated and reported in U.S. dollars. The effects of these trends and conditions are discussed below and in the Results of Operations section.

Size of the Independent Sales Force.

Our ability to increase the size of the independent sales force (“sales representatives” or “sales force”) is largely based on the success of the sales force’s recruiting efforts as well as training and motivating recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Recruiting changes do not always result in commensurate changes in the size of the licensed sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

New recruits declined in 2018 to 290,886 from 303,867 in 2017, which benefitted from approximately 19,000 additional recruits whose Independent Business Application (“IBA”) fees were waived from areas affected by severe hurricanes in 2017.  Recruiting activity in 2018 and 2017 was relatively consistent when excluding the impact of recruits with waived IBA fees.

In 2017, new recruits increased to 303,867 from 262,732 in 2016 primarily due to sustained growth in the size of the sales force, resulting in more agents available to actively recruit as well as the inclusion of recruits whose IBA fees were waived.

The life-licensed sales force increased to 130,736 sales representatives at December 31, 2018 from 126,121 at December 31, 2017 reflecting continued growth in the number of new life-licensed sales representatives that followed strong recruiting trends through 2017, which allowed new life-license sales representatives of 48,041 to outpace non-renewals of 43,426.

In 2017, the size of the life-licensed sales force increased to 126,121 from 116,827 at December 31, 2016 primarily due to the benefit of robust recruiting activity in prior periods. The number of life-licensed sales representatives as of December 31, 2017 was not significantly affected by the additional recruits from the hurricane-affected areas who received the IBA fee waivers.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Year ended December 31,
	2018	2017	2016
Average number of life-licensed sales representatives	128,977	121,291	111,843
Number of new policies issued	301,589	312,799	298,244
Average monthly rate of new policies issued per life-licensed sales representative	0.19	0.21	0.22

New life insurance policies issued in 2018 were lower compared to 2017, which benefited from strong productivity at the high end of our historical experience range. Productivity, measured by the average monthly rate of new policies issued per life-licensed sales representative, in 2018 was below 2017 and 2016 levels, but continues to be within the historical range.

New life insurance policies increased in 2017 from 2016 largely due to sustained growth in the size of the life-licensed sales force in prior periods. Productivity in 2017 was consistent with 2016 productivity and at the higher end of our historical range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2018	% of beginning balance	2017	% of beginning balance	2016	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$763,831		$728,385		$693,194
Net change in face amount:
Issued face amount	95,209	12%	95,635	13%	89,869	13%
Terminations	(70,291)	(9)%	(65,958)	(9)%	(57,238)	(8)%
Foreign currency	(7,708)	(1)%	5,769	1%	2,560	*
Net change in face amount	17,210	2%	35,446	5%	35,191	5%
Face amount in force, end of period	$781,041		$763,831		$728,385

*	Less than 1%.

The face amount of term life insurance policies in force increased from 2017 to 2018 and from 2016 to 2017 as the level of face amount issued continued to exceed the face amount of policy terminations. As a percentage of the beginning face amount in force, issued face amount as well as terminated face amount during 2018 remained consistent with 2017 and 2016. The effect of a stronger U.S. dollar in relation to the Canadian dollar unfavorably impacted the translated face amount in force and partially offset the overall increase in issued face amount in 2018. During 2017, the strengthening of the Canadian dollar relative to the U.S. dollar contributed to the increase in face amount. Our average issued face amount in 2018 was relatively consistent with 2017 at approximately $246,200 and $244,800, respectively. In 2017, our average issued face amount increased modestly from approximately $241,500 in 2016.

Investment and Savings Product Sales, Asset Values and Accounts/Positions. Investment and savings products sales and average client asset values were as follows:

	Year ended December 31,			2018 vs. 2017 change		2017 vs. 2016 change
	2018	2017	2016	$	%	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$3,964	$3,802	$3,279	$162	4%	$523	16%
Annuities and other	2,096	1,670	1,813	426	26%	(143)	(8)%
Total sales-based revenue generating product sales	6,060	5,472	5,092	588	11%	380	7%
Managed investments	753	428	212	325	76%	216	102%
Segregated funds	227	292	290	(65)	(22)%	2	1%
Total product sales	$7,040	$6,192	$5,594	$848	14%	$598	11%
Average client asset values:
Retail mutual funds	$38,108	$35,174	$30,566	$2,934	8%	$4,608	15%
Annuities and other	18,315	17,002	14,880	1,313	8%	2,122	14%
Managed investments	3,009	2,195	1,720	814	37%	475	28%
Segregated funds	2,410	2,420	2,262	(10)	*	158	7%
Total average client asset values	$61,842	$56,791	$49,428	$5,051	9%	$7,363	15%

*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Year ended December 31,
	2018	% of beginning balance	2017	% of beginning balance	2016	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$61,167		$52,340		$47,354
Net change in asset values:
Inflows	7,040	12%	6,192	12%	5,594	12%
Redemptions	(5,944)	(10)%	(5,147)	(10)%	(4,620)	(10)%
Net flows	1,096	2%	1,045	2%	974	2%
Change in fair value, net	(3,712)	(6)%	7,158	14%	3,758	8%
Foreign currency, net	(847)	(1)%	624	1%	254	1%
Net change in asset values	(3,463)	(6)%	8,827	17%	4,986	11%
Asset values, end of period	$57,704		$61,167		$52,340

Average number of fee-generating positions was as follows:

	Year ended December 31,			2018 vs. 2017 change		2017 vs. 2016 change
	2018	2017	2016	Positions	%	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,081	2,226	2,201	(145)	(7)%	25	1%
Recordkeeping only	658	675	677	(17)	(2)%	(2)	*
Total average number of fee- generating positions	2,739	2,901	2,878	(162)	(6)%	23	1%

(1)

We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

*    Less than 1%.

Product sales. The increase in investment and savings product sales in 2018 from 2017 was largely attributable to strong growth in managed investments as a result of the Lifetime Investment Platform that we launched in the second quarter of 2017 as well as higher variable annuity sales, reflecting enhanced product offerings by our product partners and improved investor demand for variable annuities. Higher retail mutual funds sales also contributed to the increase in product sales as strong market performance experienced through most of 2018 contributed to higher investor demand for retail mutual funds in 2018.

In 2017, investment and savings product sales increased from 2016 largely due to the positive impact of market performance on investor demand for U.S. retail mutual funds as well as increased sales of managed investments reflecting the launch of the Primerica Advisors Lifetime Investment Platform product during the second quarter of 2017. These increases were partially offset by lower sales of variable annuity products, in line with industry trends and a shift in 2017 from 2016 of larger size trades to managed accounts and retail mutual funds.

Average client asset values. Average client asset values increased in 2018 from 2017 largely due to strong market conditions experienced for most of 2018 and positive net flows.

In 2017, the average client asset values increased from 2016 primarily due to market appreciation and continued positive net flows in prior periods.

Rollforward of client asset values. Client asset values decreased during 2018 from 2017 largely due to a decline in market value reflecting unfavorable market performance near the end of 2018.  Also contributing to the decrease in client asset values was the negative effect of a lower Canadian dollar on the translated amount of Canadian client assets. Inflows from product sales outpaced redemptions and remained consistent as a percentage of beginning client assets when compared with 2017.

In 2017, client asset values increased from 2016 largely due to positive market performance and continued inflows from product sales, which outpaced redemptions.

Average number of fee-generating positions. The average number of fee-generating positions decreased in 2018 from 2017 primarily due to the transition of our clients’ managed account investments since the second quarter of 2017 from Freedom Portfolios, for which we earn transfer agent recordkeeping fees and custodial fees, to the Lifetime Investments Platform, for which we do not earn transfer agent recordkeeping fees and custodial fees.

In 2017, the average number of fee-generating positions slightly increased from 2016, reflecting the layered effect of growth in new product sales outpacing redemptions for those mutual funds that are serviced on the Company’s transfer agent recordkeeping and custodial services platform. Partially offsetting the growth in recordkeeping fee-generating positions in 2017 was the launch of the Lifetime Investment Platform and the closing of the Freedom Portfolios product line to new investments.

Regulatory changes on business trends. The Securities and Exchange Commission (“SEC”) proposed new regulations that include: (i) a new rule to establish a “best interest” standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer; (ii) new and amended rules and forms to require registered broker-dealers, investment advisers and their investment professionals to provide a relationship summary to retail investors; (iii) required disclosures in retail communications; and (iv) an SEC interpretation of the fiduciary standard of conduct for investment advisers (collectively, the “SEC Best Interest Proposal”). The SEC Regulatory Flexibility Agenda, released in December 2018, indicates that final action on the SEC Best Interest Proposal is expected to be taken in September 2019. Similarly, in Canada, the organization of provincial and territorial securities regulators (“Canadian Securities Administrators” or “CSA”) published a notice requesting public comment on reforms to obligations of registered firms and individuals to enhance conflict of interest mitigation rules (“Client Focused Reforms”). Because of the uncertain status of the rules, we have not determined the extent to which changes to our business would be necessary and are, therefore, unable to quantify the impact, if any, on our business, nor are we able to project the timing of the adoption of any such reforms or transition timeline.

In addition to federal regulators, certain states, including Connecticut, Illinois, Maryland, Nevada, New Jersey, and New York, have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such laws or regulations could have on our business vary from state to state depending on the content of the legislation or regulation and how it is applied by state regulators and interpreted by the courts. We cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

On September 13, 2018, the CSA published for comment proposed amendments that would prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada. The CSA has indicated that the prohibition of upfront sales commissions by fund companies will eliminate the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada. These proposed amendments follow the June 21, 2018 publication of the CSA’s policy decision on embedded commissions and its proposed Client Focused Reforms. Under proposed enhanced conflict of interest rules in the Client Focused Reforms, all embedded commissions would be considered conflicts that must be addressed in the best interests of clients or avoided. The proposed amendments were open for comment through December 13, 2018. If such rules are adopted, changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada may be necessary.

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

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of sales representatives generally remains within a range (i.e., an average monthly rate of new policies issued per life-licensed sales representative between 0.18 and 0.22). The volume of our term life insurance products sales will fluctuate in the short term, but over the longer term, our sales volume generally correlates to the size of the independent sales force.

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

Reinsurance. We use reinsurance extensively, which has a significant effect on our results of operations. We have generally reinsured between 80% and 90% of the mortality risk on our term life insurance (excluding coverage under certain riders) on a quota share yearly renewable term (“YRT”) basis. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.

In 2010, as part of our corporate reorganization and the initial public offering of our common stock, we entered into significant coinsurance transactions (the “IPO coinsurance transactions”) with entities then affiliated with Citigroup, Inc. (collectively, the “IPO coinsurers”) and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We administer all such policies subject to these coinsurance agreements. Beginning in 2017, policies reaching the end of their initial level term period are no longer ceded under the IPO coinsurance transactions.

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

Sales. We earn commissions and fees, such as dealer re-allowances and marketing and distribution fees, based on sales of mutual fund products and annuities. Sales of investment and savings products are influenced by the overall demand for investment products in the United States and Canada, as well as by the size and productivity of the independent sales force. We generally experience seasonality in our Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients’ tax return preparation season. While we believe the size of the independent sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, which may have a significantly greater effect on sales volume in any given fiscal period.

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

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”), redundant reserve financing transactions, our revolving credit facility, and our common stock. See Note 10 (Debt), Note 12 (Stockholders’ Equity) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

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

The year-end exchange rates used by the Company to translate our Canadian dollar functional currency assets and liabilities into U.S. dollars decreased by 8% in 2018 from 2017 and it increased by 7% in 2017 from 2016. The average exchange rates used by the Company in 2018 to translate our Canadian dollar functional currency revenues and expenses into U.S. dollars remained consistent with 2017 and it decreased by 2% in 2017 from 2016.

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

The Tax Reform Act reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018 and included other tax reforms affecting business, such as allowable business deductions and international tax provisions. The decrease in the federal corporate tax rate reduced the Company’s overall effective tax rate in 2018 and thereafter even after factoring in certain increases from other provisions introduced by the Tax Reform Act. The Company used a portion of income tax savings resulting from the Tax Reform Act to increase spending by approximately $9 million over 2017 levels on investments in our communities, people, and businesses.

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

In particular, the balance of DAC in our Term Life Insurance segment is susceptible to differences between estimated persistency assumptions and actual persistency experienced. If actual lapses are different from pricing assumptions for a particular period, the amount of DAC amortized for that period will be affected. For example, if actual annual lapses at each policy duration are 10% higher, the additional DAC balance as of December 31, 2018 that would be amortized is approximately $22 million. To further illustrate, if we expect 1,000 policies in the first policy duration to lapse, this sensitivity demonstration assumes that an additional 10%, or 1,100 in total, first duration policies actually lapse. We believe that a 10% higher annual lapse rate is a reasonably possible variation. Higher lapses in the early durations would have a greater effect on DAC amortization since the DAC balances are higher at the earlier durations. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency could result in a material increase or decrease of DAC amortization in a particular period. Differences between actual and expected persistency also impact the balance of future policy benefit reserves and reinsurance recoverables as discussed below.

For additional information on DAC, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 7 (Deferred Policy Acquisition Costs) to our consolidated financial statements included elsewhere in this report.

Future Policy Benefit Reserves and Reinsurance. Liabilities for future policy benefits on our term life insurance products are reserves established for death claims and waiver of premium benefits and have been computed using a net level method and include assumptions as to mortality, persistency, interest rates, disability rates, and other assumptions based on our historical experience, modified as necessary for new business to reflect anticipated trends and to include provisions for possible adverse deviation. Reserves related to reinsured policies are accounted for using assumptions consistent with those used to determine the future policy benefit reserves and are included in Reinsurance recoverables in our consolidated balance sheets. Similar to the term life insurance DAC discussion above, we do not modify the assumptions used to establish future policy benefit reserves during the policy term unless recoverability testing deems them to be inadequate and there is no remaining DAC associated with the underlying policies. Our results depend significantly upon the extent to which our actual experience is consistent with the assumptions we used in determining our future policy benefit reserves. Our future policy benefit reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

The net impact of differences between actual and expected persistency on future policy benefit reserves and reinsurance recoverables will partially offset the earnings impact recognized from DAC amortization noted above. In our Term Life Insurance segment, if actual annual lapses at each policy duration are 10% higher, the additional future policy benefit reserves that would be released is approximately $24 million, partially offset by the release of the corresponding recoverable from reinsurers asset of approximately $11 million using balances as of December 31, 2018. Higher lapses in later policy durations would have a greater effect on the release of future policy benefit reserves since the future policy benefit reserves are higher at the later durations.

For additional information on future policy benefits and reinsurance, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 6 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

Income Taxes. We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (i) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (ii) operating loss and tax credit carryforwards. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not applicable to the periods in which we expect the temporary difference will reverse. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. For example, as of December 31, 2017, we measured our deferred tax assets and liabilities for temporary differences subject to U.S. federal income tax using the 21% statutory rate that became effective on January 1, 2018 as a result of the Tax Reform Act enacted on December 22, 2017.  We recognized the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date and, therefore, we have recognized the impact from the previous 35% statutory rate to the updated 21% statutory rate through income during the year ended December 31, 2017.

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

Invested Assets. We hold primarily fixed-maturity securities, including bonds and redeemable preferred stocks. We have classified these invested assets as available-for-sale, except for the securities of our U.S. broker-dealer subsidiary, which we have classified as trading securities. We also hold a credit-enhanced note, which we classified as a held-to-maturity security that was issued in exchange for a surplus note (the “Surplus Note”) with an equal principal amount as part of a redundant reserve financing transaction. All of these securities are carried at fair value, except for the held-to-maturity security, which is carried at amortized cost. Unrealized gains and losses on available-for-sale securities, except for other-than-temporary impairments (“OTTI”) discussed below, are included as a separate component of other comprehensive income in our statements of comprehensive income.

We also hold equity securities, including common and non-redeemable preferred stock. Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). As a result, these equity securities are measured at fair value and changes in unrealized gains and losses are recognized in net income. Prior to adoption, equity securities were designated as available-for-sale and reported at fair value (except for other-than-temporary impairment) with unrealized gains (losses) recorded in other comprehensive income (loss). Changes in fair value of trading securities are included in net income in the accompanying consolidated statements of income in the period in which the change occurred.

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
•

Commissions and fees. Consists primarily of dealer re-allowances earned on the sales of investment and savings products, trail commissions and management fees based on the asset values of client accounts, marketing and support fees from product originators, custodial fees for services rendered in our capacity as nominee on client retirement accounts funded by mutual funds on our servicing platform, recordkeeping fees for mutual funds on our servicing platform, and fees associated with the sale of other distributed products.

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

•	Sales commissions. Represents commissions to the sales representatives in connection with the sale of investment and savings products, and products other than insurance products.
•

Insurance expenses. Reflects non-capitalized insurance expenses, including staff compensation, technology and communications, insurance sales force-related costs, printing, postage and distribution of insurance sales materials, outsourcing and professional fees, premium taxes, and other corporate and administrative fees and expenses related to our insurance operations. Insurance expenses also include both indirect policy issuance costs and costs associated with unsuccessful efforts to acquire new policies.

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

•

Other operating expenses. Consists primarily of expenses that are unrelated to the distribution of insurance products, including staff compensation, technology and communications, various sales force-related costs, non-bank custodial and recordkeeping administrative costs, outsourcing and professional fees, and other corporate and administrative fees and expenses.

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment based on the relative sizes of the life-licensed and securities-licensed sales forces. These allocated items include fees charged for access to POL and costs incurred for field technology, supervision, training and certain other costs. We also allocate certain technology and occupancy costs to our operating segments based on estimated usage. Costs that are not directly charged or allocated to our two primary operating segments are included in our Corporate and Other Distributed Products segment.

Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year ended December 31,			2018 vs. 2017 change		2017 vs. 2016 change
	2018	2017	2016	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,667,104	$2,562,109	$2,444,268	$104,995	4%	$117,841	5%
Ceded premiums	(1,581,164)	(1,600,771)	(1,600,559)	(19,607)	(1)%	212	*
Net premiums	1,085,940	961,338	843,709	124,602	13%	117,629	14%
Commissions and fees	677,607	591,317	541,686	86,290	15%	49,631	9%
Investment income net of investment expenses	118,915	105,882	97,905	13,033	12%	7,977	8%
Interest expense on surplus note	(37,485)	(26,865)	(18,880)	10,620	40%	7,985	42%
Net investment income	81,430	79,017	79,025	2,413	3%	(8)	*
Realized investment gains (losses), including other-than-temporary impairment losses	(2,121)	1,339	4,088	(3,460)	(258)%	(2,749)	(67)%
Other, net	56,987	56,091	50,576	896	2%	5,515	11%
Total revenues	1,899,843	1,689,102	1,519,084	210,741	12%	170,018	11%

Benefits and expenses:
Benefits and claims	457,583	416,019	367,655	41,564	10%	48,364	13%
Amortization of DAC	239,730	209,399	180,582	30,331	14%	28,817	16%
Sales commissions	335,384	297,988	272,815	37,396	13%	25,173	9%
Insurance expenses	168,156	147,280	132,348	20,876	14%	14,932	11%
Insurance commissions	24,490	21,108	17,783	3,382	16%	3,325	19%
Interest expense	28,809	28,488	28,691	321	1%	(203)	(1)%
Other operating expenses	229,607	189,300	181,615	40,307	21%	7,685	4%
Total benefits and expenses	1,483,759	1,309,582	1,181,489	174,177	13%	128,093	11%
Income before income taxes	416,084	379,520	337,595	36,564	10%	41,925	12%
Income taxes	91,990	29,265	118,181	62,725	214%	(88,916)	(75)%
Net income	$324,094	$350,255	$219,414	$(26,161)	(7)%	$130,841	60%

*	Less than 1%

Total revenues. Total revenues increased in 2018 from 2017 primarily due to the incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these transactions is reflected in the decline in ceded premiums. Additionally, the higher level of term life insurance policy sales in recent periods contributed to the increase in both direct and net premiums. Commissions and fees from our Investment and Savings Products segment increased largely due to growth in client asset values and higher investment and savings product sales. Also contributing to the increase in commissions and fees was $26.8 million of higher account-based revenue primarily from revised contracts with a mutual fund provider and a service provider that expanded the scope of the Company’s transfer agent recordkeeping platform.

Net investment income increased in 2018 over 2017 by $8.2 million from growth in the size of our invested asset portfolio. Lower portfolio yields in 2018 offset this growth by $6.2 million. Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on the Surplus Note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life Insurance Company (“Primerica Life”). For more information on the Surplus Note, see Note 10 (Debt) and for additional information on the redundant reserve financing transaction used by Vidalia Re, see Note 4 (Investments) to our consolidated financial statements included elsewhere in this report.

The change in realized investment gains (losses), including OTTI losses from 2017 to 2018 was largely due to the adoption of ASU 2016-01 in 2018 that resulted in the recognition of $2.5 million of net losses for the change in fair value of equity securities that would have been recorded as other comprehensive income (loss) prior to the adoption of ASU 2016-01. This net loss was partially offset by $0.3 million in net gains recognized from the sale of certain securities.

In 2017, total revenues increased from 2016 primarily due to the cumulative effect of incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions, as well as higher direct premiums reflecting strong term life insurance policy sales. Commissions and fees from our Investment and Savings Products segment increased in 2017 from 2016 largely as a result of growth in client asset values, reflecting strong market performance and positive net flows. Net investment income in 2017 remained consistent with 2016. The positive impact from a larger invested asset portfolio of $5.6 million was mostly offset by the portfolio’s lower yield from continued low reinvestment rates of $2.9 million as well as the impact of $2.2 million attributable to lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.

Realized investment gains (losses), including OTTI losses were lower in 2017 compared to 2016 primarily due to gains recognized in the second quarter of 2016 from the sale of certain securities executed to reduce the Company’s exposure to specific issuers.

Other, net revenues increased in 2017 from 2016 mostly due to the increase in fees collected for POL as a result of subscriber growth that coincided with growth in the size of the sales force. Similarly, the increase in these fees was accompanied by higher technology spending incurred primarily to support and enhance POL as noted below in the “Total benefits and expenses” section.

Total benefits and expenses. Total benefits and expenses increased in 2018 from 2017 primarily due to growth in premium-related costs, which include benefits and claims and amortization of DAC. Although benefits and claims increased in 2018 versus 2017, the rate of growth was slower than the rate of net premium growth as claims experience for 2018 was favorable relative to 2017 by approximately $4 million. This is believed to be normal claims volatility/fluctuation. Insurance expenses and other operating expenses increased reflecting higher costs of $25.2 million in performing transfer agent recordkeeping services largely from the revised contracts discussed above as well as $9.1 million of increased spending on initiatives as a result of savings from the Tax Reform Act. Also contributing to the increase in insurance expenses and other operating expenses was incremental spending of $7.5 million on digital development and other technology initiatives, and $7.2 million of higher employee-related costs and other expenses incurred to support growth in the business.

Total benefits and expenses increased in 2017 from 2016 largely due to growth in premium-related costs, which include benefits and claims and amortization of DAC. The increase in sales commissions was in line with the growth in commissions and fees revenue. Insurance expenses and other operating expenses increased largely due higher spending of $8.7 million in technology-related costs primarily associated with POL, higher employee-related expenses of $6.1 million, and higher growth-related expenses of $5.4 million associated with our Investment and Savings Products and Term Life Insurance products.

Income taxes. Our effective income tax rate of 22.1% in 2018 reflects the new lower tax rate as well as $2.7 million of lower income tax expenses resulting from adjustments to the provisional amounts recognized due to the enactment of the Tax Reform Act in 2017. For more information on adjustments to the provisional amounts recognized due to the enactment of the Tax Reform Act, see Note 11 (Income Taxes) to our consolidated financial statements included elsewhere in this report.

Our effective income tax rate declined to 7.7% in 2017 from 35.0% in 2016. The largest factor driving the decline in the effective income tax rate was the recognition of the transition impact of the Tax Reform Act. In 2017, we recognized the impact from the reduction in the U.S. federal tax rate from 35% to 21% that is expected to be in effect when our net U.S. deferred tax liabilities reverse, which resulted in an income tax benefit of $98.5 million of our 2017 income before income taxes. Partially offsetting the income tax benefit recognized for the transition impact of the Tax Reform Act is approximately $3.0 million of one-time income tax expense due to the inclusion of mandatory deemed repatriation of earnings attributable to our Canadian subsidiaries.

For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year ended December 31,			2018 vs. 2017 change		2017 vs. 2016 change
	2018	2017	2016	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,640,830	$2,534,068	$2,413,340	$106,762	4%	$120,728	5%
Ceded premiums	(1,573,751)	(1,593,011)	(1,591,133)	(19,260)	(1)%	1,878	*
Net Premiums	1,067,079	941,057	822,207	126,022	13%	118,850	14%
Allocated net investment income	13,747	9,931	7,634	3,816	38%	2,297	30%
Other, net	42,374	41,236	36,541	1,138	3%	4,695	13%
Total revenues	1,123,200	992,224	866,382	130,976	13%	125,842	15%
Benefits and expenses:
Benefits and claims	441,775	398,212	350,640	43,563	11%	47,572	14%
Amortization of DAC	228,613	201,751	172,812	26,862	13%	28,939	17%
Insurance expenses	160,645	139,876	125,268	20,769	15%	14,608	12%
Insurance commissions	10,263	6,728	4,301	3,535	53%	2,427	56%
Total benefits and expenses	841,296	746,567	653,021	94,729	13%	93,546	14%
Income before income taxes	$281,904	$245,657	$213,361	36,247	15%	32,296	15%

*	Less than 1%

Net premiums. Direct premiums increased in 2018 from 2017 largely due to the higher level of new policies issued in recent years. The decline in ceded premiums includes $63.5 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, which declined more than the prior year due to policies reaching the end of their initial level term period no longer being ceded under the IPO coinsurance transactions.  Partially offsetting the run-off of business subject to IPO transactions was $44.3 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase in direct premiums combined with the decrease in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Direct premiums grew in 2017 from 2016 primarily due to the increase in the number of new policies issued and growth in the in-force book of business. The change in ceded premiums includes $46.8 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, largely offset by $44.9 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions. The continued impact from the increase in direct premiums combined with the minimal change in ceded premiums caused net premiums to grow at a higher rate than direct premiums. Additionally, beginning in 2017, policies reaching the end of their initial level term period are no longer ceded under the IPO coinsurance transactions, which further contributed to the increase in net premiums.

Benefits and claims. Benefits and claims increased in 2018 from 2017, although at a slower rate than the increase in net premiums, primarily due to claims experience as discussed earlier in “Total benefits and expenses” under the consolidated “Primerica, Inc. and Subsidiaries Results” section.  YRT rate reductions negotiated for 2014 and later issue years continues to dampen the growth in benefits and claims relative to the growth in net premiums.

Benefits and claims increased in 2017 from 2016 primarily due to the growth in net premiums. Actual life claims experience in the first half of 2017 negatively impacted benefits and claims by $6 million. However, this impact from claims experience was mostly offset by YRT rate reductions negotiated for 2014 and later issue years, which continues to dampen the growth in benefits and claims relative to the growth in net premiums.

Amortization of DAC. The amortization of DAC increased in 2018 from 2017 largely due to growth in net premiums. Persistency was generally consistent with prior year.

Amortization of DAC increased in 2017 from 2016 primarily due to growth in net premiums. The increase in DAC amortization was higher than the increase in net premiums due to comparatively weaker early-duration persistency primarily during the first half of 2017.

Insurance expenses. Insurance expenses increased in 2018 from 2017 largely due to higher employee-related costs and other expenses of $7.2 million incurred to support growth in the business as well as increased spending of $5.1 million on initiatives entered into as a result of savings from the Tax Reform Act. Also contributing to the year-over-year increase in insurance expenses was incremental spending of $5.3 million on growth-related expenses and $3.2 million of higher costs on digital development and other technology initiatives.

Insurance expenses increased in 2017 from 2016 primarily due to higher spending of $5.9 million in technology-related costs primarily associated with POL, higher employee-related expenses of $3.7 million, and net higher growth-related expenses of $2.8 million. These higher growth-related expenses from increased premiums is net of $3.3 million of benefits reflecting lower retaliatory premium taxes and representative licensing fees we incurred due to changing the state of domicile of Primerica Life to Tennessee in December 2017.

Insurance commissions. Insurance commissions increased in 2018 from 2017 and in 2017 from 2016 primarily due to higher non-deferred commissions on new business reflecting revisions in the sales force equity program, which changed the timing of expense recognition, but not the economics of the program.

Investment and Savings Products Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year ended December 31,			2018 vs. 2017 change		2017 vs. 2016 change
	2018	2017	2016	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$259,991	$233,005	$227,320	$26,986	12%	$5,685	3%
Asset-based revenues	303,652	275,157	237,604	28,495	10%	37,553	16%
Account-based revenues	81,802	55,030	50,861	26,772	49%	4,169	8%
Other, net	9,631	9,555	8,836	76	1%	719	8%
Total revenues	655,076	572,747	524,621	82,329	14%	48,126	9%
Expenses:
Amortization of DAC	9,766	6,168	6,148	3,598	58%	20	*
Insurance commissions	12,567	12,505	11,456	62	*	1,049	9%
Sales commissions:
Sales-based	185,221	166,061	160,674	19,160	12%	5,387	3%
Asset-based	133,943	118,513	99,639	15,430	13%	18,874	19%
Other operating expenses	139,667	106,664	102,348	33,003	31%	4,316	4%
Total expenses	481,164	409,911	380,265	71,253	17%	29,646	8%
Income before income taxes	$173,912	$162,836	$144,356	$11,076	7%	$18,480	13%

*	Less than 1%

Commissions and fees. Commissions and fees increased in 2018 from 2017 largely due to growth in asset-based revenues reflecting higher average client asset values driven by favorable market performance and growth in managed account sales. Sales-based revenues increased driven by strong investment and savings product sales fueled by investors demand for variable annuity and mutual fund products. Account-based revenues increased by $26.8 million primarily due to revised contracts with a mutual fund provider and a service provider that expanded the scope of the Company’s transfer agent recordkeeping platform beginning in 2018. The increase in account-based revenues from this contract, while mostly offset by higher other operating expenses incurred to service this contract, contributed $2.5 million to income before income taxes in 2018.

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

Amortization of DAC. Amortization of DAC increased in 2018 from 2017 largely due to unfavorable market performance of the funds underlying our Canadian segregated funds in the first and fourth quarters of 2018.

In 2017, amortization of DAC on our Canadian segregated funds product remained consistent with 2016 while each year experienced favorable market performance of the underlying funds and redemptions experience that was better than the original assumptions. The redemption assumption was reduced in both years based on emerging product experience.

Sales commissions. The increase in sales-and asset-based commissions in 2018 from 2017 and in 2017 from 2016 was relatively consistent with the growth in sales- and asset-based revenues, respectively. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions was relatively consistent with the increase in asset-based revenues excluding Canadian segregated funds.

Other operating expenses. Other operating expenses increased in 2018 from 2017 primarily due to $25.2 million of higher costs in performing transfer agent recordkeeping services largely from the revised contracts discussed above, increased spending of $5.5 million to support growth in the business, and $2.4 million of incremental spending on initiatives entered into as a result of savings from the Tax Reform Act and digital development and other technology initiatives.

Other operating expenses increased in 2017 from 2016 largely due to growth in expenses of $2.4 million based on client assets, higher costs of $1.8 million related to the launch of the new Primerica Advisors Lifetime Investment Platform during the second quarter of 2017, and technology spending of $1.7 million for a new sales tool to support the agents’ distribution of products. These increases in other operating expenses were partially offset by $1.4 million of lower costs related to preparation for implementation of the fiduciary rule that was proposed by the Department of Labor in 2016 but ultimately was vacated in federal court.

Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year ended December 31,			2018 vs. 2017 change		2017 vs. 2016 change
	2018	2017	2016	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$26,274	$28,041	$30,928	$(1,767)	(6)%	$(2,887)	(9)%
Ceded premiums	(7,413)	(7,760)	(9,426)	(347)	(4)%	(1,666)	(18)%
Net Premiums	18,861	20,281	21,502	(1,420)	(7)%	(1,221)	(6)%
Commissions and fees	32,162	28,125	25,901	4,037	14%	2,224	9%
Allocated investment income net of investment expenses	105,168	95,951	90,271	9,217	10%	5,680	6%
Interest expense on surplus note	(37,485)	(26,865)	(18,880)	10,620	40%	7,985	42%
Allocated net investment income	67,683	69,086	71,391	(1,403)	(2)%	(2,305)	(3)%
Realized investment gains (losses), including other-than-temporary impairment losses	(2,121)	1,339	4,088	(3,460)	(258)%	(2,749)	(67)%
Other, net	4,982	5,300	5,199	(318)	(6)%	101	2%
Total revenues	121,567	124,131	128,081	(2,564)	(2)%	(3,950)	(3)%
Benefits and expenses:
Benefits and claims	15,808	17,807	17,015	(1,999)	(11)%	792	5%
Amortization of DAC	1,351	1,480	1,622	(129)	(9)%	(142)	(9)%
Insurance expenses	7,511	7,404	7,080	107	1%	324	5%
Insurance commissions	1,660	1,875	2,026	(215)	(11)%	(151)	(7)%
Sales commissions	16,220	13,414	12,502	2,806	21%	912	7%
Interest expense	28,809	28,488	28,691	321	1%	(203)	(1)%
Other operating expenses	89,940	82,636	79,267	7,304	9%	3,369	4%
Total benefits and expenses	161,299	153,104	148,203	8,195	5%	4,901	3%
Loss before income taxes	$(39,732)	$(28,973)	$(20,122)	$10,759	37%	$8,851	44%

Total revenues. Total revenues decreased in 2018 from 2017 driven by the change in realized investment gains (losses), including OTTI losses as discussed earlier in “Total revenues” under the consolidated “Primerica, Inc. and Subsidiaries Results” section. Also contributing to the decrease in total revenues was lower allocated net investment income, which is a function of allocating more consolidated net investment income to the Term Life segment given the rise in its U.S. GAAP-measured future policy benefit reserves.  For information regarding the change in consolidated net investment income, refer to “Total revenues” under the consolidated “Primerica, Inc. and Subsidiaries Results” section. In addition, net premiums decreased due to the run-off of NBLIC’s discontinued lines of insurance. The decrease in total revenues were partially offset by the increase in commissions and fees. Commissions and fees increased by $2.2 million due to the increase in sales of an ancillary product added to our other distributed product offerings during 2017. In addition, $1.6 million of the increase is attributable to the application of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) on January 1, 2018. The difference in revenue recognized under ASC 606 was mostly attributable to the recognition of variable consideration from the sale of prepaid legal subscriptions and auto and homeowners’ insurance referrals that had been previously constrained. We recognized this variable consideration as the uncertainty associated with the revenue, namely the collection of ongoing commissions for renewed subscriptions and policies sold prior to 2018, was resolved. Prior to the adoption of ASC 606 in 2017, commissions and fees revenue for these product lines was recognized upon receipt of commissions from the product providers, which is the point in time when the amount became fixed and determinable, and did not incorporate an estimate of variable consideration for future renewal commissions.

Total revenues decreased in 2017 from 2016 due to lower realized investment gains as discussed earlier in “Total revenues” under the consolidated “Primerica, Inc. and Subsidiaries Results” section. Lower allocated net investment income, which is a function of allocating more consolidated net investment income to the Term Life segment given the rise in its U.S. GAAP-measured future policy benefit reserves also contributed to the decrease in total revenues from 2016 to 2017. For information regarding the change in consolidated net investment income, refer to “Total revenues” under the consolidated “Primerica, Inc. and Subsidiaries Results” section. Total revenues also declined in 2017 from 2016 as a result of the decline in net premiums due to the ongoing run-off of NBLIC’s discontinued lines of insurance. These decreases in total revenues were partially offset by the increase in commissions and fees due to the stronger sales of other fee-based distributed products, which led to the higher collection of initial sales and renewal commissions.

Total Benefits and Expenses. Total benefits and expenses increased in 2018 from 2017 largely due to higher aggregate spending of $6.0 million on initiatives entered into as a result of savings from the Tax Reform Act and digital development and other technology initiatives. Sales commission increased $2.8 million reflecting higher commission and fees revenues. The increase in total benefits and expenses was partially offset by a decline in benefits and claims of $2.0 million due to the run-off of the closed blocks of business issued by NBLIC.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of December 31, 2018, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	December 31, 2018		December 31, 2017
	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost
U.S. government and agencies	1%	1%	1%	1%
Foreign government	6%	6%	6%	6%
States and political subdivisions	2%	2%	3%	3%
Corporates	60%	60%	61%	61%
Mortgage- and asset-backed securities	17%	17%	15%	15%
Short-term investments	*	*	n/a	n/a
Equity securities	2%	2%	2%	1%
Trading securities	1%	1%	*	*
Cash and cash equivalents	11%	11%	12%	13%
Total	100%	100%	100%	100%

*	Less than 1%.

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2018	December 31, 2017
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.5 years	3.8 years
Average book yield of our fixed-maturity portfolio	3.89%	3.97%

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	December 31, 2018		December 31, 2017
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$444,466	21%	$360,622	19%
AA	217,541	10%	158,574	8%
A	469,044	22%	417,047	22%
BBB	898,694	43%	875,846	47%
Below investment grade	59,368	3%	66,136	4%
Not rated	3,319	*	3,901	*
Total	$2,092,432	100%	$1,882,126	100%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2018
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$23,228	$23,027	$201	AAA
Comcast Corp	13,205	13,248	(43)	A-
Wells Fargo & Co	12,974	13,207	(233)	A-
Province of Quebec Canada	12,957	12,299	658	AA-
Morgan Stanley	11,973	12,049	(76)	A+
Bank of America Corp	11,741	11,837	(96)	A-
Province of British Columbia Canada	11,540	11,497	43	AAA
Office Properties Income Trust	11,405	11,456	(51)	BBB-
Province of Alberta Canada	10,897	10,877	20	A+
Province of Ontario Canada	10,799	10,566	233	A+
Total – ten largest holdings	$130,719	$130,063	$656
Total – fixed-maturity securities	$2,083,245	$2,092,432
Percent of total fixed-maturity securities	6%	6%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 4 (Investments) and Note 5 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Assets:
Reinsurance recoverables	$4,141,569	$4,205,173	$(63,604)	(2)%
Deferred policy acquisition costs, net	2,133,920	1,951,892	182,028	9%
Liabilities:
Future policy benefits	$6,168,157	$5,954,524	$213,633	4%

Reinsurance recoverables. Reinsurance recoverables reflects future policy benefit reserves and claim reserves due from third-party reinsurers, including the IPO coinsurers. Reinsurance recoverables as of December 31, 2018 decreased compared with December 31, 2017 primarily due to the continued run-off of business that is ceded to the IPO coinsurers. In addition, the impact that the lower Canadian spot rate had on the U.S. dollar translated balance of Canadian reinsurance recoverables contributed to the decrease from December, 31 2017 to December 31, 2018.

Deferred policy acquisition costs, net. The increase in DAC was primarily a result of the cumulative impact of incremental commissions and expenses deferred as a result of new business in 2018 not subject to the IPO coinsurance agreements.

Future policy benefits. The increase in future policy benefits was primarily a result of the growth in our in-force book of business.

For additional information, see the notes to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. During 2018, our life insurance underwriting companies declared and paid ordinary dividends of $222.8 million to the Parent Company. See Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information on insurance subsidiary dividends and statutory restrictions. In addition, in 2018 our non-life insurance subsidiaries declared and paid dividends of $80.1 million to the Parent Company. At December 31, 2018, the Parent Company had cash and invested assets of $151.8 million.

The Parent Company’s subsidiaries generate operating cash flows primarily from term life insurance premiums (net of premiums ceded to reinsurers), income from invested assets, commissions and fees collected from the distribution of investment and savings products as well as other financial products. The subsidiaries’ principal operating cash outflows include the payment of insurance claims and benefits (net of ceded claims recovered from reinsurers), commissions to the sales force, insurance and other operating expenses, interest expense for future policy benefit reserves financing transactions, and income taxes.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$478,067	$391,544	$294,427
Net cash provided by (used in) investing activities	(232,801)	(131,301)	(47,923)
Net cash provided by (used in) financing activities	(260,997)	(193,461)	(187,394)
Effect of foreign exchange rate changes on cash	(2,093)	1,204	572
Change in cash and cash equivalents	$(17,824)	$67,986	$59,682

Operating activities. Cash provided by operating activities increased in 2018 from 2017 driven by growth in cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. The impact of direct premium growth and the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to generate positive incremental cash.

The increase in cash flows from operating activities during 2017 versus 2016 was also driven by higher cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. Growth in direct premiums as well as the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions also generated positive incremental cash flows in 2017 compared with 2016. In addition, the timing of receipts for reinsured claims net of reinsurance premiums owed to the IPO coinsurers as of year-end contributed to the increase in cash provided by operating activities in 2017 as compared with 2016. The increase in operating cash flows was partially offset by higher year-over-year payments for policy acquisition costs associated with the increase in issued term life insurance policies in 2017 as well as the timing impact of Canadian income tax remittances attributable to the 2016 tax year.

Investing activities. Cash used in investing activities increased in 2018 from 2017 largely due to higher use of cash to purchase investments in fixed-maturity securities as the size of our investment portfolio continued to grow along with the growth of our in-force term life business. These purchases were partially offset by an increase in fixed-maturity investments that matured in 2018 compared to 2017.

The largest item affecting the 2017 versus 2016 increase in cash used in investing activities was the higher use of cash in 2017 to purchase investments in fixed-maturity securities compared with 2016 as the size of our investment portfolio continued to grow along with the growth of our in-force term life business. Additionally, in 2017 the Company had a lower level of fixed-maturity securities that matured and it sold fewer fixed-maturity securities versus the comparable period in 2016.

Financing activities. The increase in cash used in financing activities in 2018 compared to 2017 was primarily due to higher repurchases of common stock on a year-over-year basis under the larger share repurchase program in place during 2018 versus 2017. Also contributing to the increase in cash used in financing activities in 2018 versus 2017 was higher per share dividends that were declared and paid to shareholders.

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

As of December 31, 2018, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of December 31, 2018, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

We have established Peach Re, Inc. ("Peach Re") and Vidalia Re as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Primerica Life has ceded certain term life policies issued prior to 2011 to Peach Re as part of a Regulation XXX redundant reserve financing transaction (the “Peach Re Redundant Reserve Financing Transaction”) and has ceded certain term life policies issued in 2011 through 2017 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). These redundant reserve financing transactions allow us to more efficiently manage and deploy our capital.

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

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022. We were in compliance with the covenants of the Senior Notes at December 31, 2018. No events of default occurred on the Senior Notes during the year ended December 31, 2018.

Financial Ratings. As of December 31, 2018, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior Notes rating
Moody's (1)	Baa1, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook

(1)	On July 30, 2018, Moody’s Investors Service upgraded its credit rating for Primerica, Inc.’s Senior Notes to Baa1, stable outlook from Baa2, positive outlook.

As of December 31, 2018, Primerica Life’s financial strength ratings were as follows:

Agency	Financial strength rating
Moody's (1)	A1, stable outlook
Standard & Poor's	AA-, stable outlook
A.M. Best Company	A+, stable outlook

(1)	On July 30, 2018, Moody’s Investors Service upgraded its financial strength rating for Primerica Life to A1, stable outlook from A2, positive outlook.

Securities Lending. We participate in securities lending transactions with brokers to increase investment income with minimal risk. See Note 4 (Investments) to our consolidated financial statements included elsewhere in this report for additional information.

Short-Term Borrowings. We had no short-term borrowings as of or during the year ended December 31, 2018.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2030. For more information on the Surplus Note, see Note 10 (Debt) to our consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of December 31, 2018.

Credit Facility Agreement. We maintain an unsecured $200.0 million revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2018, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility in 2018.

Contractual Obligations. Our contractual obligations, including payments due by period, were as follows:

	December 31, 2018
	Total Liability	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Future policy benefits	$6,168	$24,557	$1,590	$3,026	$2,848	$17,093
Policy claims and other benefits payable	314	314	314	-	-	-
Other policyholder funds	371	371	371	-	-	-
Long-term debt principal	375	375	-	-	375	-
Interest obligations	8	146	28	56	35	27
Commissions	30	30	29	1	-	-
Purchase obligations	5	42	30	11	1	-
Lease obligations	4	72	8	15	14	35
Income tax payable	23	23	23	-	-	-
Other liabilities	439	414	373	38	1	2
Total contractual obligations	$7,737	$26,344	$2,766	$3,147	$3,274	$17,157

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

Interest obligations (reported within other liabilities in our consolidated balance sheets) reflect expected interest on our Senior Notes, the commitment fee on our Revolving Credit Facility, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on the LLC Note, and a finance charge incurred pursuant to one of our coinsurance agreements as of December 31, 2018. We did not include the principal or interest on the Surplus Note in the table above as the payments due for these items are contractually offset by the principal and interest on the LLC Note as long as we hold the LLC Note. The Company asserts its positive intent and ability to hold the LLC Note until maturity.

Commissions represent commissions that have been earned by the sales force but have not been paid as of December 31, 2018. We are only obligated to pay commissions as earned from sales of our products. The total liability amount is reported within other liabilities in our consolidated balance sheets.

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These obligations consist primarily of accounts payable and certain accrued liabilities, including committed funds related to meetings and conventions for the sales force, plus a variety of vendor commitments funding our ongoing business operations. The total liability amount is reported within other liabilities in our consolidated balance sheets.

Our lease obligations primarily relate to office, warehouse, printing, and distribution properties. For additional information on leased properties, see “Item 2. Properties” included elsewhere in this report.

Income tax payable represents income taxes owed at year-end.

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

Interest Rate Risk. The fair value of the fixed-maturity securities (excluding the held-to-maturity security) in our invested asset portfolio as of December 31, 2018 and 2017 was $2.1 billion and $1.9 billion, respectively. One of the primary market risks for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-maturity securities portfolios to decline by $64.0 million, or 3%, based on our actual securities positions as of December 31, 2018. For comparative purposes, the same increase in rates would have caused the fair value of our fixed-maturity securities portfolios to decline by $67.0 million, or 3%, based on our actual securities positions as of December 31, 2017.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities, and accumulated comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar would have the opposite effect. Generally, our Canadian dollar-denominated assets are held in support of our Canadian dollar-denominated liabilities. For the year ended December 31, 2018, 15% of our revenues from operations, excluding realized investment gains, and 19% of income before income taxes were generated by our Canadian operations. For the year ended December 31, 2017, 16% of our revenues from operations, excluding realized investment gains, and 21% of income before income taxes were generated by our Canadian operations.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2018. Net exposure was measured assuming a 10% decrease in the value of the Canadian dollar relative to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the year ended December 31, 2018 by $7.8 million.

Our investment in the net assets of our Canadian operations is also subject to Canadian currency risk. If we were to assume a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar, the translated value of our net investment in our Canadian subsidiaries in U.S. dollars would decrease by $27.8 million based on net assets as of December 31, 2018. For comparative purposes, a similar decrease in Canadian currency exchange rates compared to the U.S. dollar would have caused the translated value of our net investment in our Canadian subsidiaries in U.S. dollars to decline by $28.4 million based on net assets as of December 31, 2017. Historically, we have not hedged this exposure, although we may elect to do so in future periods. The impact of translating the balance of net assets of our Canadian operations is recorded in our consolidated balance sheets within the accumulated other comprehensive income component of stockholders’ equity.

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

In connection with the Peach Re Credit Facility Agreement, the Company assumes credit risk associated with Deutsche Bank’s ability to make payment to us in fulfillment of its obligations under the letter of credit. Such a draw on the letter of credit would only be requested in the event that the assets held in support of the liabilities assumed by Peach Re were insufficient, which, based on actuarial analysis, is unlikely.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules I, II, III, and IV (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Atlanta, Georgia

February 26, 2019

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,078,822 in 2018 and $1,877,326 in 2017)	$2,069,635	$1,927,842
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $945,331 in 2018 and $779,472 in 2017)	970,390	737,150
Short-term investments available-for-sale, at fair value (amortized cost: $8,171 in 2018 and $0 in 2017)	8,171	-
Equity securities available-for-sale, at fair value (amortized cost: $0 in 2018 and $31,331 in 2017)	-	41,107
Equity securities, at fair value (cost: $34,997 in 2018 and $0 in 2017)	37,679	-
Trading securities, at fair value (cost: $13,597 in 2018 and $6,172 in 2017)	13,610	6,228
Policy loans	31,501	32,816
Total investments	3,130,986	2,745,143
Cash and cash equivalents	262,138	279,962
Accrued investment income	17,057	16,665
Reinsurance recoverables	4,141,569	4,205,173
Deferred policy acquisition costs, net	2,133,920	1,951,892
Agent balances, due premiums and other receivables	265,258	229,522
Intangible assets, net	48,111	51,513
Deferred income taxes	59,336	48,614
Other assets	341,172	359,347
Separate account assets	2,195,501	2,572,872
Total assets	$12,595,048	$12,460,703

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,168,157	$5,954,524
Unearned and advance premiums	15,587	15,423
Policy claims and other benefits payable	313,862	307,401
Other policyholders’ funds	370,644	363,061
Notes payable	373,661	373,288
Surplus note	969,685	736,381
Income tax payable	22,699	24,896
Deferred income taxes	164,405	152,572
Other liabilities	486,772	451,398
Payable under securities lending	52,562	89,786
Separate account liabilities	2,195,501	2,572,872
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	11,133,535	11,041,602

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2018 and 2017; issued and outstanding 42,694 shares in 2018 and 44,251 shares in 2017)	427	443
Paid-in capital	-	-
Retained earnings	1,489,520	1,375,090
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(21,064)	3,995
Net unrealized investment gains (losses) on available-for-sale securities:
Net unrealized investment gains not other-than-temporarily impaired	(7,253)	39,686
Net unrealized investment losses other-than-temporarily impaired	(117)	(113)
Total stockholders’ equity	1,461,513	1,419,101
Total liabilities and stockholders’ equity	$12,595,048	$12,460,703

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
	2018	2017	2016
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$2,667,104	$2,562,109	$2,444,268
Ceded premiums	(1,581,164)	(1,600,771)	(1,600,559)
Net premiums	1,085,940	961,338	843,709
Commissions and fees	677,607	591,317	541,686
Investment income net of investment expenses	118,915	105,882	97,905
Interest expense on surplus note	(37,485)	(26,865)	(18,880)
Net investment income	81,430	79,017	79,025
Realized investment gains (losses), including other-than- temporary impairment losses	(2,121)	1,339	4,088
Other, net	56,987	56,091	50,576
Total revenues	1,899,843	1,689,102	1,519,084

Benefits and expenses:
Benefits and claims	457,583	416,019	367,655
Amortization of deferred policy acquisition costs	239,730	209,399	180,582
Sales commissions	335,384	297,988	272,815
Insurance expenses	168,156	147,280	132,348
Insurance commissions	24,490	21,108	17,783
Interest expense	28,809	28,488	28,691
Other operating expenses	229,607	189,300	181,615
Total benefits and expenses	1,483,759	1,309,582	1,181,489
Income before income taxes	416,084	379,520	337,595
Income taxes	91,990	29,265	118,181
Net income	$324,094	$350,255	$219,414

Earnings per share:
Basic earnings per share	$7.35	$7.63	$4.59
Diluted earnings per share	$7.33	$7.61	$4.59

Weighted-average shares used in computing earnings per share:
Basic	43,854	45,598	47,411
Diluted	43,985	45,689	47,453

Supplemental disclosures:
Total impairment losses	$(152)	$(1,700)	$(3,420)
Impairment losses recognized in other comprehensive income before income taxes	-	147	-
Net impairment losses recognized in earnings	(152)	(1,553)	(3,420)
Other net realized investment gains (losses)	487	2,892	7,508
Net gains (losses) recognized on equity securities	(2,456)	-	-
Net realized investment gains (losses), including other-than- temporary impairment losses	$(2,121)	$1,339	$4,088

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$324,094	$350,255	$219,414
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on investment securities	(59,661)	(3,950)	20,500
Reclassification adjustment for realized investment (gains) losses included in net income	(45)	(1,589)	(3,955)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(25,059)	17,383	6,689
Total other comprehensive income (loss) before income taxes	(84,765)	11,844	23,234
Income tax expense (benefit) related to items of other comprehensive income (loss)	(12,690)	(2,126)	5,871
Other comprehensive income (loss), net of income taxes	(72,075)	13,970	17,363
Total comprehensive income	$252,019	$364,225	$236,777

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Common stock:
Balance, beginning of period	$443	$457	$483
Repurchases of common stock	(21)	(19)	(33)
Net issuance of common stock	5	5	7
Balance, end of period	427	443	457

Paid-in capital:
Balance, beginning of period	-	52,468	180,250
Share-based compensation	26,707	26,095	26,219
Net issuance of common stock	(5)	(5)	(7)
Repurchases of common stock	(26,702)	(78,558)	(153,994)
Balance, end of period	-	-	52,468

Retained earnings:
Balance, beginning of period	1,375,090	1,138,851	952,804
Cumulative effect from the adoption of new accounting standards, net	24,610	-	-
Net income	324,094	350,255	219,414
Dividends	(44,140)	(35,821)	(33,367)
Repurchases of common stock	(190,134)	(78,195)	-
Balance, end of period	1,489,520	1,375,090	1,138,851

Accumulated other comprehensive income (loss):
Balance, beginning of period	43,568	29,598	12,235
Cumulative effect from the adoption of new accounting standards, net	73	-	-
Change in foreign currency translation adjustment, net of income tax expense (benefit)	(25,059)	17,188	6,608
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired	(47,012)	(3,166)	10,745
Change in net unrealized investment gains (losses) other-than-temporarily impaired	(4)	(52)	10
Balance, end of period	(28,434)	43,568	29,598
Total stockholders’ equity	$1,461,513	$1,419,101	$1,221,374

Dividends declared per share	$1.00	$0.78	$0.70

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$324,094	$350,255	$219,414
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	266,513	306,122	256,520
Deferral of policy acquisition costs	(432,390)	(422,749)	(376,879)
Amortization of deferred policy acquisition costs	239,730	209,399	180,582
Deferred tax provision	2,590	(53,788)	44,316
Change in income taxes	2,365	(2,159)	27,601
Realized investment (gains) losses, including other-than-temporary impairments	2,121	(1,339)	(4,088)
Accretion and amortization of investments	(1,894)	(1,596)	(1,411)
Depreciation and amortization	12,417	13,551	14,595
Change in reinsurance recoverables	37,261	9,124	(72,880)
Change in agent balances, due premiums and other receivables	16,291	(19,074)	(20,069)
Trading securities sold, matured, or called (acquired), net	(8,808)	1,137	(2,051)
Share-based compensation	17,251	15,267	13,442
Change in other operating assets and liabilities, net	526	(12,606)	15,335
Net cash provided by (used in) operating activities	478,067	391,544	294,427

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	51,726	77,444	91,666
Fixed-maturity securities — matured or called	362,413	223,088	254,585
Equity securities — sold	-	5,771	8,572
Equity securities — sold	2,093	-	-
Available-for-sale investments acquired:
Fixed-maturity securities	(626,826)	(430,452)	(386,394)
Equity securities	-	(400)	(2,683)
Short-term investments	(8,169)	-	-
Equity securities — acquired	(521)	-	-
Purchases of property and equipment and other investing activities, net	(13,517)	(6,752)	(13,669)
Cash collateral received (returned) on loaned securities, net	(37,224)	16,140	2,164
Sales (purchases) of short-term investments using securities lending collateral, net	37,224	(16,140)	(2,164)
Net cash provided by (used in) investing activities	(232,801)	(131,301)	(47,923)

Cash flows from financing activities:
Dividends paid	(44,140)	(35,821)	(33,367)
Common stock repurchased	(210,146)	(150,038)	(150,057)
Tax withholdings on share-based compensation	(6,711)	(6,734)	(3,970)
Payment of deferred financing costs	-	(868)	-
Net cash provided by (used in) financing activities	(260,997)	(193,461)	(187,394)
Effect of foreign exchange rate changes on cash	(2,093)	1,204	572
Change in cash and cash equivalents	(17,824)	67,986	59,682
Cash and cash equivalents, beginning of period	279,962	211,976	152,294
Cash and cash equivalents, end of period	$262,138	$279,962	$211,976

Supplemental disclosures of cash flow information:
Income taxes paid	$88,348	$83,304	$45,402
Interest paid	27,899	27,816	27,992

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the "Parent Company"), together with its subsidiaries (collectively, "we", "us" or the "Company"), is a leading provider of financial products to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“sales representatives” or “sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, LLC (“PFS”), a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd. (“PFSL Investments Canada”); and PFS Investments Inc. (“PFS Investments”), an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company (“NBLIC”), a New York insurance company. Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect financial statement balances, revenues and expenses and cash flows, as well as the disclosure of contingent assets and liabilities. Management considers available facts and knowledge of existing circumstances when establishing the estimates included in our financial statements. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (“DAC”), future policy benefit reserves and corresponding amounts recoverable from reinsurers, and income taxes. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

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

Investments. Investments are reported on the following bases:

•	Available-for-sale (“AFS”) fixed-maturity securities, including bonds and redeemable preferred stocks, are carried at fair value.
•

AFS short-term investments, consist of highly-liquid investments such as commercial paper and certificates of deposit, with remaining maturities greater than ninety days at the date of purchase, but not in excess of one year. These securities are carried at fair value.

•	Our held-to-maturity fixed-maturity security is carried at amortized cost.
•

Equity securities, including common and nonredeemable preferred stocks, are carried at fair value. Changes in fair value of equity securities are included in realized investment gains (losses) in the period in which the change occurred.

•

Trading securities, which primarily consist of bonds held by PFS Investments, are carried at fair value. Changes in fair value of trading securities are included in realized investment gains (losses) in the period in which the change occurred.

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

Investments are reviewed on a quarterly basis for OTTI. Credit risk, interest rate risk, the amount of time the security has been in an unrealized loss position, actions taken by ratings agencies, and other factors are considered in determining whether an unrealized loss is other-than-temporary. OTTI in our accompanying consolidated statements of income reflect the impairment on AFS securities that we intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For AFS securities that we have no intent to sell and believe that it is not more-likely-than-not we will be required to sell prior to recovery, only the credit loss component of OTTI is recognized in our accompanying consolidated statements of income, while the remainder is recognized in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income. The credit loss component of OTTI recognized in net income is identified as the amount of principal cash flows not expected to be received over the remaining term of the security. Any subsequent changes (if not an other-than-temporary impairment) in the fair value of AFS securities are recognized in other comprehensive income (loss) in the accompanying statements of comprehensive income.

Interest income on fixed-maturity securities and short-term investments is recorded when earned by determining the effective yield, which gives consideration to amortization of premiums, accretion of discounts, and any previous OTTI. Dividend income on equity securities is recorded when declared. These amounts are included in net investment income in the accompanying consolidated statements of income.

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

All reinsurance contracts in effect for the three-year period ended December 31, 2018 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

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

The components of intangible assets were as follows:

	December 31,
	2018			2017
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Indefinite-lived intangible asset	$45,275	n/a	$45,275	$45,275	n/a	$45,275
Amortizing intangible asset	84,871	(82,035)	2,836	84,871	(78,633)	6,238
Total intangible assets	$130,146	$(82,035)	$48,111	$130,146	$(78,633)	$51,513

We have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with the sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of October 1, 2018 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.

We also have an amortizing intangible asset related to a 1995 sales agreement termination payment to Management Financial Services, Inc. This asset is supported by a non-compete agreement with the founder of our business model. We calculate the amortization of this contract buyout on a straight-line basis over 24 years, which represents the life of the non-compete agreement. Intangible asset amortization expense was $3.4 million in 2018, 2017, and 2016. The remaining amortization expense is expected to be $2.8 million in 2019. No events have occurred during 2018, and no factors exist as of December 31, 2018 that would indicate that the net carrying value of our amortizing intangible asset may not be recoverable or will not be used throughout its estimated useful life.

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

Depreciation expense is included in other operating expenses in the accompanying consolidated statements of income. Depreciation expense was $9.0 million, $10.1 million, and $11.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Property and equipment balances were as follows:

	December 31,
	2018	2017
	(In thousands)
Data processing equipment and software	$68,447	$60,227
Leasehold improvements	16,531	14,077
Other, principally furniture and other equipment	26,586	24,839
	111,564	99,143
Accumulated depreciation	(75,568)	(71,044)
Net property and equipment	$35,996	$28,099

Separate Accounts. The separate accounts are primarily comprised of contracts issued by the Company through its subsidiary, Primerica Life Canada, pursuant to the Insurance Companies Act (Canada). The Insurance Companies Act authorizes Primerica Life Canada to establish the separate accounts.

The separate accounts are represented by individual variable insurance contracts. Purchasers of variable insurance contracts issued by Primerica Life Canada have a direct claim to the benefits of the contract that entitles the holder to units in one or more investment funds (the “Funds”) maintained by Primerica Life Canada. The Funds invest in assets that are held for the benefit of the owners of the contracts. The benefits provided vary in amount depending on the fair value of the Funds’ net assets. The Funds’ assets are administered by Primerica Life Canada and are held separate and apart from the general assets of the Company. The liabilities reflect the variable insurance contract holders’ interests in the Funds’ net assets based upon actual investment performance of the respective Funds. Separate account operating results relating to contract holders’ interests are excluded from our consolidated statements of income.

Primerica Life Canada’s contract offerings guarantee the maturity value at the date of maturity (or upon death, whichever occurs first) to be equal to 75% of the sum of all contributions made, net of withdrawals, on a first-in, first-out basis. Otherwise, the maturity value or death benefit will be the accumulated value of units allocated to the contract at the specified valuation date.

Policyholder Liabilities. Future policy benefits are accrued over the current and renewal periods of the contracts. Liabilities for future policy benefits on traditional life insurance products are reserves established for death claims and waiver of premium benefits and have been computed using a net level method, using assumptions as to interest rates, mortality, persistency, disability rates and other assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The underlying mortality tables are the Society of Actuaries (“SOA”) 65-70, SOA 75-80, SOA 85-90, and the 91 Bragg, modified to reflect various underwriting classifications and assumptions. Interest rate reserve assumptions at December 31, 2018 and 2017 ranged from 3.5% to 7.0%. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.

The future policy benefit reserves we establish are necessarily based on estimates, assumptions and our analysis of historical experience. We do not modify the assumptions used to establish future policy benefit reserves during the policy term unless a premium deficiency is identified. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our future policy benefit reserves and pricing our products. Our future policy benefit reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

Unearned and Advance Premiums: Unearned and advance premiums primarily consist of premiums received from policyholders in advance of the premiums due date. Unearned and advance premiums are deferred upon collection and recognized as premiums revenue upon the premium due date. We reclassified $14.9 million of advance premiums in the accompanying consolidated balance sheets from Other policyholders’ funds to Unearned and advance premiums as of December 31, 2017 to conform with the current-period reporting classification.

Other Policyholders’ Funds. Other policyholders’ funds primarily represent claim payments left on deposit with us.

Litigation. The Company is involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Contingent litigation-related losses are recognized when probable and can be reasonably estimated. Legal costs, such as attorneys’ fees and other litigation-related expenses that are incurred in connection with resolving litigation are expensed as incurred. These disputes are subject to uncertainties, including indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. Due to the difficulty of estimating costs of litigation, actual costs may be substantially higher or lower than any amounts reserved.

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

Commissions and Fees. We receive commissions and fees revenue from the sale of various non-life insurance products. Commissions revenue is generally received on the sale of mutual funds and annuities. We also receive trail commissions revenue from mutual fund and annuity products based on the net asset value of shares sold by us. We, in turn, pay sales commissions to the sales force. We also receive investment advisory and administrative fees based on the average daily net asset value of client assets held in managed investments programs and contracts related to separate account assets issued by Primerica Life Canada. We, in turn, pay asset-based commissions to the sales force. We earn recordkeeping fees for transfer agent recordkeeping services that we perform on behalf of several of our mutual fund providers and custodial fees for services performed as a non-bank custodian of our clients’ retirement plan accounts.  See Note 18 (Revenue from Contracts with Customers) for details related to our commission and fees revenues recognition policies.

Benefits and Expenses. Benefit and expense items are charged to income in the period in which they are incurred. Both the change in policyholder liabilities, which is included in benefits and claims, and the amortization of deferred policy acquisition costs will vary with policyholder persistency.

Share-Based Transactions. For employee and director share-based compensation awards, we determine a grant date fair value based on the price of our publicly-traded common stock and recognize the related compensation expense, adjusted for actual forfeitures, in the consolidated statements of income on a straight-line basis over the requisite service period for the entire award. For non-employee share-based compensation, we recognize the impact during the period of performance, and the fair value of the award is measured as of the date performance is complete, which is the vesting date. To the extent non-employee share-based compensation is an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, we defer and amortize the fair value of the awards in the same manner as other deferred policy acquisition costs.

Earnings Per Share (“EPS”). The Company has outstanding equity awards that consist of restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and stock options. The RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. Unvested RSUs are deemed participating securities for purposes of calculating EPS as they maintain dividend rights.

See Note 13 (Earnings Per Share) for details related to the calculations of our basic and diluted EPS using the two-class method.

New Accounting Principles. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). ASC 606 clarifies the principles for recognizing revenue by establishing the core principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized. Insurance contracts are specifically excluded from the scope of ASC 606 and therefore revenue from our insurance product lines is not affected by the new standard. We adopted the amendments in ASC 606 as of January 1, 2018 using the modified retrospective method. The cumulative effect of adopting ASC 606 resulted in an increase to retained earnings of $24.7 million or 1.7% on January 1, 2018. The adjustment recognized upon the adoption of ASC 606 primarily consisted of recognizing the after tax net impact of renewal commissions we anticipate collecting in future periods less the portion we pay to the sales representatives for the sale of prepaid legal service subscriptions and the referral of auto and homeowners’ insurance policies in our Corporate and Other Distributed Products segment made prior to January 1, 2018. Specifically, the cumulative effect adjustment recognized as of January 1, 2018 increased the following balance sheet line items:

January 1, 2018
(In thousands)
Agent balances, due premiums and other receivables	$45,730
Other liabilities	14,400
Deferred income tax liabilities	6,647
Retained earnings	24,683

After the initial product sale or referral, we earn commissions from product providers for our distribution services as clients pay ongoing subscription fees for prepaid legal service subscriptions or premiums on auto and homeowners’ insurance policies purchased through our referral channel. Prior to the adoption of ASC 606, we recognized commission revenue upon receipt of the commission revenue from the product providers, which is the point in time when revenue becomes fixed and determinable, as the commissions earned are dependent on our clients’ future renewal activity. After the adoption of ASC 606, we recognize commission revenue equal to the expected value of the commissions we will earn over the life of the subscription or the referred policy when that initial subscription sale or policy referral occurs, which coincides with when we satisfy our performance obligation to the product provider. The application of ASC 606 did not result in any material changes in the line items within our consolidated statements of income, comprehensive income and stockholders’ equity or our statement of cash flows during the year ended December 31, 2018 as compared with guidance in effect prior to the adoption of ASC 606, primarily due to the immaterial amount of revenue associated with these product distributions as well as the offsetting effect of replacing revenue for commissions received from existing sales prior to adopting ASC 606 with revenue for future estimated commissions from new sales subsequent to adopting ASC 606. Specifically, we recognized $1.6 million of additional revenue in 2018 as a result of the application of ASC 606 as compared with revenue that would have been recognized in accordance with guidance in effect prior to the adoption of ASC 606. Likewise, the application of ASC 606 as compared with guidance in effect prior to the adoption of ASC 606 did not have a material effect on the line items within our consolidated balance sheet between January 1, 2018 and December 31, 2018.  In addition, no changes in the timing or measurement of revenue recognition have been made in any of our other product lines as discussed further in Note 18 (Revenue from Contracts with Customers).

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 is intended to enhance the reporting model for financial instruments and addresses certain aspects of recognition, measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. We adopted the amendments in ASU 2016-01 as of January 1, 2018, which resulted in a cumulative-effect adjustment to increase retained earnings and decrease accumulated other comprehensive income (loss) by $7.7 million, equal to the after tax amount of the net unrealized gains on investments in equity securities as of January 1, 2018. Prior to the adoption of ASU 2016-01, the change in fair value (except for other-than-temporary impairment) on equity securities classified as AFS was recognized in other comprehensive income (loss).  Subsequent to the adoption of ASU 2016-01, the change in fair value on all investments in equity securities is recognized in net income. For the year ended December 31, 2018, we recognized $2.5 million of pre-tax net losses in realized investment gains (losses) for the change in fair value of our investments in equity securities that would have been recorded as other comprehensive income (loss) prior to the adoption of ASU 2016-01. Additionally, we no longer maintain the classifications of AFS or trading for equity securities but instead present all equity security investments held by the Company as equity securities in the consolidated balance sheet due to the adoption of ASU 2016-01. As a result, equity securities with a carrying value of $1.4 million previously included within the trading securities classification as of December 31, 2017 are presented as equity securities in the consolidated balance sheet subsequent to the adoption of ASU 2016-01.

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The amendments in ASU 2018-12 are scheduled to be effective for the Company beginning in 2021 as of the earliest period presented in the consolidated financial statements. We anticipate that the adoption of ASU 2018-12 will have a pervasive impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems and controls. We are unable to determine the magnitude of its impact at this time as we are in the planning phase of the multi-year process necessary to evaluate and implement this standard.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASC 842) ("ASC 842"), which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. We will adopt the amendments in ASC 842 in 2019 as of the January 1, 2019 application date through a cumulative-effect adjustment. The primary impact of ASC 842 will be the recognition of our operating lease obligations and corresponding right-of-use assets on our 2019 consolidated balance sheet, which mainly consist of our executive office operations and other real estate leases of office space. The impact of adopting this standard will result in an immaterial increase to assets and liabilities that is less than 1% of our total assets and total liabilities, respectively.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments ("ASC 326"). ASC 326 introduces new guidance for accounting for credit losses on financial instruments within its scope, including reinsurance recoverables, by replacing the current approach that delays recognition until it is probable a loss has been incurred with a new approach that estimates an allowance for anticipated credit losses on the basis of an entity’s own expectations. The objective of the new approach for estimating credit losses is to require consideration of a broader range of forward-looking information, which is expected to result in earlier recognition of credit losses on financial instruments. AFS securities are excluded from the scope of financial instruments that require measurement of credit losses on the basis of a forward-looking expected loss estimate under ASC 326. The incurred probable loss approach for measuring credit losses on AFS securities will remain under ASC 326, however, an entity will be allowed to reverse credit losses previously recognized in an allowance for AFS securities (other than credit losses for securities an entity intends to sell or will more-likely-than-not be required to sell before recovery of amortized cost) in situations where the estimate of credit losses on those securities has declined.  The amendments in ASC 326 also preclude an entity from considering the length of time an AFS security has been in an unrealized loss position to avoid recording a credit loss and removes the requirement to consider recoveries or declines in fair value after the balance sheet date. The amendments in ASC 326 are effective for the Company beginning in fiscal year 2020. The Company is currently in the process of evaluating its impact on the Company’s consolidated financial statements.

Recently-issued accounting guidance not discussed above is not applicable, is immaterial to our consolidated financial statements, or did not or is not expected to have a material impact on our business.

(2) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(25,059)	$17,383	$6,689
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	195	81
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(25,059)	$17,188	$6,608
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(59,661)	$(3,950)	$20,500
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(12,681)	(1,765)	7,174
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(46,980)	(2,185)	13,326

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(45)	(1,589)	(3,955)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(9)	(556)	(1,384)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(36)	(1,033)	(2,571)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(47,016)	$(3,218)	$10,755

(3) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes retail and managed mutual funds and annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. In the United States, we distribute mutual fund and annuity products of several third-party companies. We also earn fees for transfer agent recordkeeping functions and non-bank custodial services that we provide for certain mutual funds products we distribute. In Canada, we offer a Primerica-branded fund-of-funds mutual fund product, as well as mutual funds of well-known mutual fund companies. These two operating segments are managed separately because their products serve different needs — term life insurance income protection versus wealth-building savings products.

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

Notable information included in profit or loss by segment was as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Revenues:
Term life insurance segment	$1,123,200	$992,224	$866,382
Investment and savings products segment	655,076	572,747	524,621
Corporate and other distributed products segment	121,567	124,131	128,081
Total revenues	$1,899,843	$1,689,102	$1,519,084

Net investment income:
Term life insurance segment	$13,747	$9,931	$7,634
Investment and savings products segment	-	-	-
Corporate and other distributed products segment	67,683	69,086	71,391
Total net investment income	$81,430	$79,017	$79,025

Amortization of DAC:
Term life insurance segment	$228,613	$201,751	$172,812
Investment and savings products segment	9,766	6,168	6,148
Corporate and other distributed products segment	1,351	1,480	1,622
Total amortization of DAC	$239,730	$209,399	$180,582

Non-cash share-based compensation expense:
Term life insurance segment	$4,135	$2,662	$2,652
Investment and savings products segment	2,695	2,208	2,179
Corporate and other distributed products segment	10,421	10,397	8,611
Total non-cash share-based compensation expense	$17,251	$15,267	$13,442

Income (loss) before income taxes:
Term life insurance segment	$281,904	$245,657	$213,361
Investment and savings products segment	173,912	162,836	144,356
Corporate and other distributed products segment	(39,732)	(28,973)	(20,122)
Total income before income taxes	$416,084	$379,520	$337,595

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment based on the relative sizes of the life-licensed and securities-licensed independent sales forces. These allocated items include fees charged for access to our proprietary sales force support system and costs incurred for field technology, supervision, training and certain miscellaneous costs. We also allocate certain technology and occupancy costs to our operating segments based on estimated usage. Any remaining unallocated revenue and expense items, as well as realized investment gains and losses, are reported in the Corporate and Other Distributed Products segment. We measure income and loss for the segments on an income before income taxes basis.

Total assets by segment were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Assets:
Term life insurance segment	$6,322,555	$6,205,837	$5,945,502
Investment and savings products segment (1)	2,298,238	2,684,717	2,391,512
Corporate and other distributed products segment	3,974,255	3,570,149	3,101,929
Total assets	$12,595,048	$12,460,703	$11,438,943

(1)  The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $102.8 million, $112.0 million, and $103.7 million as of December 31, 2018, 2017, and 2016, respectively.

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

Geographical Information. Results of operations by country and long-lived assets — primarily tangible assets reported in other assets in our consolidated balance sheets —were as follows:
	Year ended December 31,
	2018	2017	2016
	(In thousands)
Revenues by country:
United States	$1,607,140	$1,419,658	$1,281,580
Canada	292,703	269,444	237,504
Total revenues	$1,899,843	$1,689,102	$1,519,084
Income before income taxes by country:
United States	$337,914	$299,764	$269,791
Canada	78,170	79,756	67,804
Total income before income taxes	$416,084	$379,520	$337,595

	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Long-lived assets by country:
United States	$30,999	$27,443	$26,685
Canada	4,997	656	780
Total long-lived assets	$35,996	$28,099	$27,465

(4) Investments

AFS Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of AFS fixed-maturity and equity securities were as follows:

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$12,115	$176	$(58)	$12,233
Foreign government	155,723	3,347	(958)	158,112
States and political subdivisions	59,075	1,202	(271)	60,006
Corporates	1,447,075	11,916	(24,773)	1,434,218
Residential mortgage-backed securities	191,245	2,439	(1,733)	191,951
Commercial mortgage-backed securities	131,279	1,712	(1,636)	131,355
Other asset-backed securities	82,310	205	(755)	81,760
Total fixed-maturity securities(1)	2,078,822	20,997	(30,184)	2,069,635
Short-term investments	8,171	-	-	8,171
Total fixed-maturity and short-term investments	$2,086,993	$20,997	$(30,184)	$2,077,806

(1)	Includes $0.1 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).
	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$11,577	$283	$(47)	$11,813
Foreign government	139,486	5,651	(648)	144,489
States and political subdivisions	54,714	1,554	(141)	56,127
Corporates	1,337,321	42,616	(3,655)	1,376,282
Residential mortgage-backed securities	119,672	3,583	(297)	122,958
Commercial mortgage-backed securities	134,003	2,299	(910)	135,392
Other asset-backed securities	80,553	452	(224)	80,781
Total fixed-maturity securities(1)	1,877,326	56,438	(5,922)	1,927,842
Equity securities	31,331	9,796	(20)	41,107
Total fixed-maturity and equity securities	$1,908,657	$66,234	$(5,942)	$1,968,949

(1)	Includes $0.2 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio at December 31, 2018 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$221,508	$222,803
Due after one year through five years	871,181	867,564
Due after five years through 10 years	529,167	519,647
Due after 10 years	52,132	54,555
	1,673,988	1,664,569
Mortgage- and asset-backed securities	404,834	405,066
Total AFS fixed-maturity securities	$2,078,822	$2,069,635

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on AFS securities was as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Net unrealized investment gains on available-for-sale securities including OTTI:
Available-for-sale securities	$(9,187)	$60,292	(1)
OTTI	147	174
Net unrealized investment gains on available-for-sale securities excluding OTTI	(9,040)	60,466
Deferred income taxes	1,787	(20,780)
Net unrealized investment gains on available-for-sale securities excluding OTTI, net of tax	$(7,253)	$39,686

(1)	Includes $9.8 million of net unrealized gains for equity securities recognized in accumulated other comprehensive income (loss) prior to the adoption of ASU 2016-01.

Trading Securities. The costs and fair values of the fixed-maturity and equity securities classified as trading securities were as follows:

	December 31, 2018		December 31, 2017
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$13,597	$13,610	$4,801	$4,800
Equity securities(1)	-	-	1,371	1,428
Total trading securities	$13,597	$13,610	$6,172	$6,228

(1)

Equity securities, previously classified as trading securities, are no longer classified as trading securities due to the adoption of ASU 2016-01. As of December 31, 2018, all equity security investments held by the Company are presented in the consolidated balance sheet as equity securities.

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of December 31, 2018, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding loss of $25.1 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 5 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 10 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $10.1 million and $11.1 million as of December 31, 2018 and 2017, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $52.6 million and $89.8 million as of December 31, 2018 and 2017, respectively.

Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Fixed-maturity securities (available-for-sale)	$79,356	$76,877	$74,673
Fixed-maturity security (held-to-maturity)	37,485	26,865	18,880
Equity securities	1,955	2,095	2,053
Policy loans and other invested assets	1,670	1,413	1,340
Cash and cash equivalents	2,922	1,123	632
Total return on deposit asset underlying 10% coinsurance agreement(1)	3,643	2,970	5,212
Gross investment income	127,031	111,343	102,790
Investment expenses	(8,116)	(5,461)	(4,885)
Investment income net of investment expenses	118,915	105,882	97,905
Interest expense on surplus note	(37,485)	(26,865)	(18,880)
Net investment income	$81,430	$79,017	$79,025

(1)

Includes $1.7 million of net losses recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the year ended December 31, 2018. The change in fair value of the deposit asset underlying the 10% coinsurance agreement for the years ended December 31, 2017 and 2016 was not material.

The components of net realized investment gains (losses), as well as details on gross realized investment gains and (losses) were as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$1,162	$3,249	$8,126
Gross losses from sales of available-for-sale securities	(965)	(107)	(751)
OTTI losses of available-for-sale securities	(152)	(1,553)	(3,420)
Net gains (losses) recognized in net income during the period on equity securities	(2,456)	-	-
Gains (losses) from bifurcated options	290	(250)	133
Net realized investment gains (losses)	$(2,121)	$1,339	$4,088

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Proceeds from sales or other redemptions	$414,138	$306,303	$354,823

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Net gains (losses) recognized on equity securities	$(2,456)	$-	$-
Less: Net gains (losses) recognized on equity securities sold	(48)	-	-
Net gains (losses) recognized in net income on equity securities still held as of period-end	$(2,408)	$-	$-

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

The amortized costs of AFS securities with a cost basis in excess of their fair values were $1,239.6 million and $529.2 million as of December 31, 2018 and 2017, respectively.

The following tables summarize, for all AFS securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2018
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,668	$(10)	1	$4,541	$(48)	6
Foreign government	7,326	(170)	7	52,086	(788)	54
States and political subdivisions	2,644	(9)	3	23,324	(262)	20
Corporates	489,880	(10,649)	396	360,516	(14,124)	321
Residential mortgage-backed securities	32,725	(86)	14	71,308	(1,647)	41
Commercial mortgage-backed securities	31,129	(173)	20	78,911	(1,463)	77
Other asset-backed securities	19,363	(184)	35	33,989	(571)	41
Total fixed-maturity securities	$584,735	$(11,281)		$624,675	$(18,903)

	December 31, 2017
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$4,754	$(34)	5	$2,975	$(13)	3
Foreign government	40,287	(465)	45	7,102	(183)	7
States and political subdivisions	7,369	(43)	7	6,267	(98)	7
Corporates	247,613	(2,323)	216	39,767	(1,332)	43
Residential mortgage-backed securities	33,610	(263)	16	2,592	(34)	8
Commercial mortgage-backed securities	60,116	(394)	52	22,149	(516)	25
Other asset-backed securities	32,605	(121)	33	14,819	(103)	19
Total fixed-maturity securities	426,354	(3,643)		95,671	(2,279)
Equity securities	1,076	(16)	4	170	(4)	2
Total fixed-maturity and equity securities	$427,430	$(3,659)		$95,841	$(2,283)

As of December 31, 2018, the unrealized losses on our AFS invested asset portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments.  We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

The amortized cost and fair value of AFS fixed-maturity securities in default were as follows:

	December 31, 2018		December 31, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$3	$227	$503	$654

OTTI recognized in earnings on AFS securities were as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
OTTI on fixed-maturity securities not in default	$152	$1,001	$3,257
OTTI on fixed-maturity securities in default	-	267	121
OTTI on equity securities(1)	-	285	42
Total OTTI recognized in earnings	$152	$1,553	$3,420

(1)	Subsequent to the adoption of ASU 2016-01 all changes in the fair value of equity securities are recognized in net income and thus OTTI no longer applies to equity securities.

The securities noted above were considered to be other-than-temporarily impaired due to our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; or analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. We also recognize OTTI related to invested assets held at the Parent Company that we intend to sell to fund share repurchases where we do not expect to recover its cost basis.

OTTI recognized in earnings for AFS securities were as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$152	$1,476	$1,486
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	-	147	-
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell before recovery	152	1,329	1,486
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	-	224	1,934
OTTI recognized in earnings	$152	$1,553	$3,420

The rollforward of the OTTI recognized in net income for all AFS fixed-maturity securities still held was as follows:

	Year ended December 31,
	2018	2017
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$4,346	$5,774
Additions for securities where no OTTI were recognized prior to the beginning of the period	-	351
Additions for securities where OTTI have been recognized prior to the beginning of the period	152	917
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit-impaired securities	(1,987)	(1,513)
Reductions for exchanges of securities previously impaired	-	(1,183)
Cumulative OTTI recognized in net income for securities still held, end of period	$2,511	$4,346

As of December 31, 2018, no OTTI have been recognized on the LLC Note held-to-maturity security.

Derivatives. Embedded conversion options associated with fixed-maturity securities are bifurcated from the fixed-maturity security host contracts and separately recognized as equity securities. The change in fair value of these bifurcated conversion options is reflected in realized investment gains (losses), including OTTI losses. As of December 31, 2018 we did not hold any fixed-maturity securities with embedded conversion options. As of December 31, 2017, the fair value for fixed-maturity securities with embedded conversion options was $0.9 million.

We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of December 31, 2018 and 2017. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

(5) Fair Value of Financial Instruments

Fair value is the price that would be received upon the sale of an asset in an orderly transaction between market participants at the measurement date. Invested assets recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We classify and disclose all invested assets carried at fair value in one of the following three levels:

•

Level 1. Quoted prices for identical instruments in active markets. Level 1 consists of financial instruments whose value is based on quoted market prices in active markets, such as exchange-traded common stocks and actively traded mutual fund investments;

•

Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate and yield curves, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed-maturity and equity securities; government or agency securities; and certain mortgage- and asset-backed securities; and

•

Level 3. Valuations derived from valuation techniques in which one or more significant inputs are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid mortgage- and asset-backed securities and equity securities.

As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input (Level 3 being the lowest in the hierarchy) that is significant to the fair value measurement. Significant levels of estimation and judgment are required to determine the fair value of certain of our investments. The factors influencing these estimations and judgments are subject to change in subsequent reporting periods.

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$12,233	$-	$12,233
Foreign government	-	158,112	-	158,112
States and political subdivisions	-	60,006	-	60,006
Corporates	2,869	1,431,346	3	1,434,218
Residential mortgage-backed securities	-	191,720	231	191,951
Commercial mortgage-backed securities	-	131,355	-	131,355
Other asset-backed securities	-	81,259	501	81,760
Total available-for-sale fixed-maturity securities	2,869	2,066,031	735	2,069,635
Short Term Investments	-	8,171	-	8,171
Total Available-For-Sale Securities	2,869	2,074,202	735	2,077,806
Equity securities	36,473	1,020	186	37,679
Trading securities	-	13,610	-	13,610
Separate accounts	-	2,195,501	-	2,195,501
Total fair value assets	$39,342	$4,284,333	$921	$4,324,596
Fair value liabilities:
Separate accounts	$-	$2,195,501	$-	$2,195,501
Total fair value liabilities	$-	$2,195,501	$-	$2,195,501

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$11,813	$-	$11,813
Foreign government	-	144,489	-	144,489
States and political subdivisions	-	56,127	-	56,127
Corporates	3,240	1,373,039	3	1,376,282
Residential mortgage-backed securities	-	122,544	414	122,958
Commercial mortgage-backed securities	-	135,392	-	135,392
Other asset-backed securities	-	80,781	-	80,781
Total available-for-sale fixed-maturity securities	3,240	1,924,185	417	1,927,842
Available-for-sale equity securities	39,026	1,931	150	41,107
Trading securities	1,428	4,800	-	6,228
Separate accounts	-	2,572,872	-	2,572,872
Total fair value assets	$43,694	$4,503,788	$567	$4,548,049
Fair value liabilities:
Separate accounts	$-	$2,572,872	$-	$2,572,872
Total fair value liabilities	$-	$2,572,872	$-	$2,572,872

In estimating fair value of our investments, we use a third-party pricing service for approximately 94% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating), liquidity and yield based on quality rating, average life and U.S. Treasury yields. All observable data inputs are corroborated by independent third-party data. We also corroborate pricing information provided by our third-party pricing service by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and or independently developed pricing methodologies.

Furthermore, we perform internal reasonableness assessments on fair value determinations within our portfolio throughout the year and as of year-end, including pricing variance analyses and comparisons to alternative pricing sources and benchmark returns. If a fair value appears unusual relative to these assessments, we will re-examine the inputs and may challenge a fair value assessment made by the pricing service. If there is a known pricing error, we will request a reassessment by the pricing service. If the pricing service is unable to perform the reassessment on a timely basis, we will determine the appropriate price by requesting a reassessment from an alternative pricing service or other qualified source as necessary. We do not adjust quotes or prices except in a rare circumstance to resolve a known error.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2018	2017
	(In thousands)
Level 3 assets, beginning of period	$567	$8,162
Net unrealized gains (losses) included in other comprehensive income	(8)	232
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	38	26
Purchases	500	-
Settlements	(169)	(958)
Transfers into Level 3	-	-
Transfers out of Level 3 (1)	(7)	(6,895)
Level 3 assets, end of period	$921	$567

(1)

During the year ended December 31, 2017, transfers out of Level 3 assets primarily consisted of newly issued fixed-maturity securities purchased in the fourth quarter of 2016 for which observable inputs, most notably quoted prices, used to derive valuations were not yet readily available.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the years ended December 31, 2018 and 2017.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2018		December 31, 2017
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,069,635	$2,069,635	$1,927,842	$1,927,842
Fixed-maturity security (held-to-maturity) (3)	970,390	945,331	737,150	779,472
Short-term investments (available-for-sale)	8,171	8,171	-	-
Equity securities (available-for-sale)	-	-	41,107	41,107
Equity securities	37,679	37,679	-	-
Trading securities	13,610	13,610	6,228	6,228
Policy loans (3)	31,501	31,501	32,816	32,816
Deposit asset underlying 10% coinsurance agreement (3)	228,974	228,974	217,336	217,336
Separate accounts	2,195,501	2,195,501	2,572,872	2,572,872
Liabilities:
Notes payable (1) (2)	$373,661	$384,909	$373,288	$400,628
Surplus note (1) (3)	969,685	945,331	736,381	778,050
Separate accounts	2,195,501	2,195,501	2,572,872	2,572,872

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as level 2 fair value measurement.
(3)	Classified as level 3 fair value measurement.

The fair values of financial instruments presented above are estimates of the fair values at a specific point in time using various sources and methods, including market quotations and a complex matrix system that takes into account issuer sector, quality, and spreads in the current marketplace.

Financial Instruments Recognized at Fair Value in the Balance Sheet. Estimated fair values of investments in AFS securities are principally a function of current spreads and interest rates that are corroborated by independent third-party data. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Trading securities and equity securities, including common and nonredeemable preferred stocks, are carried at fair value. Segregated funds in separate accounts are carried at the underlying value of the variable insurance contracts, which is fair value.

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

Our policy is to limit the amount of life insurance retained on the life of any one person to $1 million. To limit our exposure with any one reinsurer, we monitor the concentration of credit risk we have with our reinsurance counterparties, as well as their financial condition. No credit losses related to our reinsurance counterparties have been experienced by the Company during the three-year period ended December 31, 2018.

Reinsurance recoverables represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in reinsurance recoverables that we paid and which are recoverable from those reinsurers were $24.6 million and $28.6 million as of December 31, 2018 and 2017, respectively. Benefits and claims ceded to reinsurers for 2018, 2017, and 2016 were $1,279.0 million, $1,337.3 million, and $1,205.6 million, respectively.

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

In a fourth IPO coinsurance agreement, (the “10% Coinsurance Agreement”), we ceded to Prime Reinsurance Company (“Prime Re”), an affiliate of Citigroup, 10% of our U.S. (except New York) term life insurance business in force at year-end 2009 subject to an experience refund provision. As the 10% Coinsurance Agreement includes an experience refund provision, it does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the economic reserves. The deposit asset held in support of this agreement was $229.0 million and $217.3 million at December 31, 2018 and 2017, respectively. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on the deposit asset is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. The finance charge on the statutory reserves in excess of economic reserves funded by Prime Re in support of the 10% Coinsurance Agreement is 0.5% per annum and is reflected in interest expense in our consolidated statements of income.

The following table represents the Company’s in-force life insurance at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Direct life insurance in force	$783,979,673	$767,001,938
Amounts ceded to other companies	(682,708,797)	(668,446,638)
Net life insurance in force	$101,270,876	$98,555,300
Percentage of reinsured life insurance in force	87%	87%

Reinsurance recoverables includes ceded reserve balances and ceded claim liabilities. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	December 31, 2018		December 31, 2017
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,701,326	NR	$2,725,795	NR
SCOR Global Life Reinsurance Companies (3)	348,109	A+	354,458	A+
Munich Re of Malta (2) (5)	276,154	NR	302,391	NR
Swiss Re Life & Health America Inc. (4)	234,643	A+	245,543	A+
American Health and Life Insurance Company (2)	170,628	B+	172,956	B
Munich American Reassurance Company	114,604	A+	112,841	A+
Korean Reinsurance Company	104,101	A	102,915	A
RGA Reinsurance Company	90,989	A+	90,037	A+
Hannover Life Reassurance Company	31,729	A+	32,250	A+
TOA Reinsurance Company	25,434	A	24,619	A
All other reinsurers	43,852	-	41,368	-
Reinsurance recoverables	$4,141,569		$4,205,173

NR – not rated

(1)	Pecan Re Inc. (“Pecan Re”) is a wholly owned subsidiary of Swiss Re Life & Health America Inc. (“Swiss Re”).
(2)

Entity is an IPO coinsurer. Reinsurance recoverables includes balances ceded under coinsurance transactions of term life insurance policies that were in force as of December 31, 2009. Amounts shown are net of their share of the reinsurance receivable from other reinsurers.

(3)	Includes amounts ceded to Transamerica Reinsurance Companies and fully retroceded to SCOR Global Life Reinsurance Companies.
(4)	Includes amounts ceded to Lincoln National Life Insurance and fully retroceded to Swiss Re Life & Health America Inc.
(5)	Entity is rated AA- by S&P.

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

(7) Deferred Policy Acquisition Costs

We defer incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and that would not have been incurred had the contract transaction(s) not occurred. The amortization of DAC associated with term life insurance policies uses assumptions regarding persistency, expenses, interest rates and mortality consistent with the assumptions used to calculate future policy benefit reserves. These assumptions may not be modified, or unlocked, unless recoverability testing deems them to be inadequate. We update assumptions for new business to reflect the most recent experience. For DAC associated with Canadian segregated funds, the assumptions used in determining amortization expense are evaluated regularly and are updated if actual experience or other evidence suggests revisions to earlier estimates are appropriate.

DAC amortization for term life insurance policies is affected by differences between the original assumptions used for persistency, expenses, interest rates and claims and actual results and are recognized in the period in which the change occurs. For policies underlying the Canadian segregated funds, gross profits and the resulting DAC amortization will vary with actual fund returns, redemptions and expenses. Due to the inherent uncertainties in making assumptions about future events, a materially different experience from expected results could result in a material increase or decrease of DAC amortization in a particular period.

DAC is subject to recoverability testing annually and when impairment indicators exist. The recoverability of DAC is dependent on the future profitability of the related policies, which, in turn, is dependent principally upon mortality, persistency, investment returns, and the expense of administering the business, as well as upon certain economic variables, such as inflation.

The balances and activity in DAC were as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
DAC balance, beginning of period	$1,951,892	$1,713,065	$1,500,259
Capitalization	441,874	433,575	387,396
Amortization	(239,730)	(209,399)	(180,582)
Foreign exchange translation and other	(20,116)	14,651	5,992
DAC balance, end of period	$2,133,920	$1,951,892	$1,713,065

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

We periodically assess the exposure related to these contracts to determine whether any additional liability should be recorded. As of December 31, 2018 and 2017, an additional liability for these contracts was deemed to be unnecessary.

The following table represents the fair value of assets supporting separate accounts by major investment category:

	Year ended December 31,
	2018	2017
	(In thousands)
Fixed-income securities	$996,014	$1,095,968
Equity securities	1,150,848	1,431,158
Cash and cash equivalents	50,041	47,860
Due to/from funds	(1,494)	(2,220)
Other	92	106
Total separate accounts assets	$2,195,501	$2,572,872

(9) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Policy claims and other benefits payable, beginning of period	$307,401	$268,136	$238,157
Less reinsured policy claims and other benefits payable	322,137	323,195	263,003
Net balance, beginning of period	(14,736)	(55,059)	(24,846)
Incurred related to current year	176,854	162,256	143,518
Incurred related to prior years (1)	(1,355)	2,230	(522)
Total incurred	175,499	164,486	142,996
Claims paid related to current year, net of reinsured policy claims received	(187,453)	(181,670)	(203,015)
Reinsured policy claims received related to prior years, net of claims paid	22,426	57,192	29,546
Total paid	(165,027)	(124,478)	(173,469)
Foreign currency translation	(527)	315	260
Net balance, end of period	(4,791)	(14,736)	(55,059)
Add reinsured policy claims and other benefits payable	318,653	322,137	323,195
Balance, end of period	$313,862	$307,401	$268,136

(1)  Includes the difference between our estimate of claims incurred but not yet reported at year end and the actual incurred claims reported after year end.

See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for details regarding the accounting for policyholder liabilities.

(10) Debt

Notes Payable. Notes payable consisted of the following:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
4.75% Senior Notes, due July 15, 2022	$375,000	$375,000
Unamortized issuance discount on notes payable	(239)	(300)
Total notes payable	$374,761	$374,700

At December 31, 2018, we had $375.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in 2012 at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15, and are scheduled to mature on July 15, 2022. As of December 31, 2018, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2018.

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

Surplus Note. At December 31, 2018, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $970.4 million, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note. See Note 4 (Investments) for more information on the LLC Note.

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2018, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility during the year ended December 31, 2018.

(11) Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was enacted in the United States. The Tax Reform Act introduced a broad range of tax reforms affecting businesses, including corporate tax rates, business deductions, and international tax provisions.  Under U.S. GAAP, the effects of new legislation are recognized upon enactment, which, for federal legislation, is the date the president signs a bill into law. Accordingly, we recognized the tax effects of the Tax Reform Act as of December 31, 2017. The SEC staff issued Staff Accounting Bulletin No. 118, which allowed companies to recognize provisional amounts for the tax effects resulting from the enactment of the Tax Reform Act for which the accounting under Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") was incomplete as of December 31, 2017 but a reasonable estimate could be determined. Adjustments to these provisional amounts were to be completed within a measurement period not to exceed one year. Amounts recognized by the Company as of December 31, 2017 represented reasonable estimates based on obtaining, preparing, and analyzing the information necessary at that time to account for the tax effects of the Tax Reform Act under ASC 740. As of December 31, 2018, we finalized our analysis of the incomplete areas and made the necessary adjustments to the provisional amounts recognized as of December 31, 2017. We identified the following updates to the areas discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 that were incomplete and adjusted in 2018 when the necessary information was available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting:

•

The Company finalized its decision to make a policy election to account for estimated taxes in regard to global intangible low-taxed income (“GILTI”) under the provisions of the Tax Reform Act by recognizing such taxes as incurred.

•

We finalized the amount recognized for the one-time mandatory deemed repatriation of Canadian earnings required by the Tax Reform Act, which resulted in a $2.7 million reduction to income tax expense in 2018. As part of the finalization of the amount recognized for the one-time mandatory deemed repatriation, we identified excess foreign tax credits that could not be used to offset the mandatory deemed repatriation of foreign earnings stipulated by the Tax Reform Act of $6.1 million in addition to the provisional amount recognized as of December 31, 2017. However, the amount recognized for these foreign tax credits was fully offset by a corresponding increase to the full valuation allowance recorded for these foreign tax credits as we do not expect to be able to utilize them in the future.

•

We finalized the amount recognized for the timing difference for the haircut on deductibility of future policy benefit reserves prescribed in the Tax Reform Act upon the Company’s final computation as it relates to insurance contracts identified with cash value features. The adjustment did not impact the Company’s effective income tax rate or net deferred tax liability position and did not materially impact the timing of when such temporary differences are eliminated.

Income tax expense. Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2018
Federal	$50,691	$17,399	$68,090
Foreign	36,028	(14,809)	21,219
State and local	2,681	-	2,681
Total tax expense	$89,400	$2,590	$91,990

Year ended December 31, 2017
Federal	$53,084	$(46,622)	$6,462
Foreign	28,613	(7,166)	21,447
State and local	1,356	-	1,356
Total tax expense	$83,053	$(53,788)	$29,265

Year ended December 31, 2016
Federal	$47,980	$50,758	$98,738
Foreign	23,102	(4,710)	18,392
State and local	2,783	(1,732)	1,051
Total tax expense	$73,865	$44,316	$118,181

Effective tax rate reconciliation. Total income tax expense is different from the amount determined by multiplying income before income taxes by the U.S. statutory federal tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016. The reconciliation for such difference follows:

	Year ended December 31,
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$87,378	21.0%	$132,832	35.0%	$118,158	35.0%
Difference between foreign statutory rate and U.S. statutory rate	4,474	1.1%	(6,668)	(1.8)%	(5,665)	(1.7)%
Excess tax benefits recognized on share-based compensation	(3,885)	(0.9)%	(6,051)	(1.6)%	-	—%
Transition impact of the Tax Reform Act	(2,737)	(0.7)%	(95,457)	(25.1)%	-	—%
Recognition of foreign tax credits	(6,069)	(1.5)%	(40,386)	(10.6)%	-	—%
Change in valuation allowance on foreign tax credits	6,069	1.5%	40,386	10.6%	-	—%
Other	6,760	1.6%	4,609	1.2%	5,688	1.7%
Total tax expense / effective rate	$91,990	22.1%	$29,265	7.7%	$118,181	35.0%

Deferred tax assets and liabilities. The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Future policy benefit reserves and unpaid policy claims	$218,461	$206,794
Intangibles and tax goodwill	17,115	19,436
Future deductible liabilities	13,372	10,235
State income taxes	12,755	12,521
Foreign tax credits	46,455	40,386
Other	12,653	10,145
Total deferred tax assets before valuation allowance	320,811	299,517
Valuation allowance on foreign tax credits	(46,455)	(40,386)
Total deferred tax assets after valuation allowance	$274,356	$259,131

Deferred tax liabilities:
Deferred policy acquisition costs	$(293,729)	$(275,388)
Transitional amount for future policy benefit reserves prescribed in the Tax Reform Act	(17,798)	(22,307)
Unremitted earnings on foreign subsidiaries	(4,669)	(2,614)
Reinsurance deposit asset	(48,085)	(45,641)
Other	(15,144)	(17,139)
Total deferred tax liabilities	(379,425)	(363,089)
Net deferred tax liabilities	$(105,069)	$(103,958)

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

Deferred tax liabilities associated with net unrealized gains from our AFS investments were originally established through OCI. Under ASC 740, the remeasurement of all deferred taxes, even those associated with net unrealized gains from AFS investments, resulting from the change in the statutory tax rate are recognized through income tax expense. As a result, we recognized an income tax benefit of approximately $7.8 million during the year ended December 31, 2017 to remeasure our U.S. deferred tax liabilities associated with net unrealized gains from AFS investments at the newly enacted 21% U.S. federal statutory tax rate. The stranded component, which was also equal to $7.8 million, remained in accumulated OCI as of December 31, 2017. In February 2018, the FASB issued Accounting Standards Update No. 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220)- Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”).  ASU 2018-02 allows for the reclassification of stranded tax effects on items resulting from the Tax Reform Act from accumulated other comprehensive income (loss) to retained earnings. We adopted the amendments in ASU 2018-02 during 2018 to reclassify the stranded tax effects from the Tax Reform Act and recorded a decrease of $7.8 million to retained earnings with a corresponding increase to accumulated other comprehensive income (loss) on January 1, 2018.

The Company has state net operating losses resulting in a deferred tax asset of approximately $12.2 million, which are available for use through 2037. The Company has no other material net operating loss or credit carryforwards other than foreign tax credit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. As of December 31, 2018, management identified excess foreign tax credits of approximately $46.5 million that could not be used to offset the mandatory deemed repatriation of foreign earnings tax stipulated by the Tax Reform Act and believes it will not be able to utilize these foreign tax credits in the future. Therefore, the Company established a deferred tax asset for these foreign tax credits with a corresponding full valuation allowance. These foreign tax credits are available for use through 2027. With the exception of these foreign tax credits, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Therefore, there were no other deferred tax asset valuation allowances as of December 31, 2018 or 2017.

Controlled foreign corporations. The Company has direct ownership of a group of controlled foreign corporations in Canada. During the year ended December 31, 2017, we recognized a one-time charge of approximately $3.0 million related to the mandatory deemed repatriation of foreign earnings required by the Tax Reform Act. As noted earlier, we finalized the amount recognized for the one-time mandatory deemed repatriation of Canadian earnings required by the Tax Reform Act, which resulted in a $2.7 million reduction to income tax expense in 2018.

In response to the provisions of the Tax Reform Act, we have not made a permanent reinvestment assertion for any unremitted earnings in Canada; therefore, in connection with the adjustments noted in the previous paragraph, we established a deferred tax liability to account for Canadian withholding taxes that will occur upon repatriation of such earnings. Furthermore, as we no longer make a permanent reinvestment assertion for unremitted earnings in Canada, we continue to record deferred tax liabilities to account for Canadian withholding taxes as earnings are recognized.

The Company has no intentions to sell or substantially liquidate our Canadian operations and, therefore, has not provided for any additional outside basis difference for the amount of book basis in excess of tax basis in its Canadian subsidiaries. In addition, it is not practicable to determine the amount of the unrecognized deferred tax liability related to any additional outside basis difference in these entities.

Unrecognized tax benefits. The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $13.9 million and $13.4 million as of December 31, 2018 and 2017, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. The total amount of accrued interest and penalties in the consolidated balance sheets was $1.9 million as of each reporting period. Additionally, we did not recognize any interest expense related to unrecognized tax benefits in the consolidated statements of income in 2018. During 2017 and 2016, we recognized less than $0.3 million of interest expense related to unrecognized tax benefits in the consolidated statements.

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
	(In thousands)
Unrecognized tax benefits, beginning of period	$14,385	$14,811
Change in prior period unrecognized tax benefits	(101)	91
Change in current period unrecognized tax benefits	3,105	2,855
Reductions as a result of a lapse in statute of limitations	(2,216)	(3,372)
Unrecognized tax benefits, end of period	$15,173	$14,385

We have no penalties included in calculating our provision for income taxes. There is no significant change that is reasonably possible to occur within twelve months of the reporting date.

The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the year ended December 31, 2015 and thereafter for federal income tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2014 and thereafter for federal and provincial income tax purposes.

(12) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Common stock, beginning of period	44,251	45,721	48,297
Shares issued for stock options exercised	33	38	148
Shares of common stock issued upon lapse of RSUs	528	504	516
Common stock retired	(2,118)	(2,012)	(3,240)
Common stock, end of period	42,694	44,251	45,721

The above reconciliation excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of December 31, 2018, we had a total of 576,992 RSUs and 85,010 PSUs outstanding. The PSU outstanding balance is based on the targeted number of PSUs outlined in the award agreement; however, the actual number of PSUs that vest could be higher or lower based on actual versus targeted performance. See Note 14 (Share Based Transaction) for a discussion of the PSU award structure.

On February 6, 2018, our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through June 30, 2019 (the “share repurchase program”). Under the share repurchase program, we repurchased 2,036,188 shares of our common stock in the open market for an aggregate purchase price of $210.1 million through December 31, 2018. Approximately $65.0 million of our outstanding common stock remains available for repurchases under the share repurchase program as of December 31, 2018. On February 7, 2019, our Board of Directors authorized a new share repurchase program for up to $275.0 million of our outstanding common stock (including $65.0 million remaining from the prior repurchase program) for purchases through June 30, 2020.

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

The calculation of basic and diluted EPS was as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$324,094	$350,255	$219,414
Income attributable to unvested participating securities	(1,893)	(2,526)	(1,835)
Net income used in calculating basic EPS	$322,201	$347,729	$217,579
Denominator:
Weighted-average vested shares	43,854	45,598	47,411
Basic EPS	$7.35	$7.63	$4.59

Diluted EPS:
Numerator:
Net income	$324,094	$350,255	$219,414
Income attributable to unvested participating securities	(1,888)	(2,521)	(1,833)
Net income used in calculating diluted EPS	$322,206	$347,734	$217,581
Denominator:
Weighted-average vested shares	43,854	45,598	47,411
Dilutive effect of incremental shares to be issued for contingently-issuable shares	131	91	42
Weighted-average shares used in calculating diluted EPS	43,985	45,689	47,453
Diluted EPS	$7.33	$7.61	$4.59

(14) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“OIP”). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employees who serve on our Board of Directors (“directors”), and sales force leaders under the OIP. As of December 31, 2018, we had 1.7 million shares available for future grants under this plan.

Employee and Director Share-Based Compensation. As of December 31, 2018, the Company had outstanding RSUs, PSUs, and stock options issued to our management (officers and other key employees), as well as RSUs issued to our directors, under the OIP.

RSUs.

•

RSUs granted to management have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date, but also vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75.

•	RSUs granted to directors have time-based vesting requirements with equal and quarterly graded vesting over four quarters subsequent to the grant date.
•	In addition, certain directors elected to defer their cash and/or equity retainers into deferred RSUs, which vest immediately or, if applicable, on the dates the RSUs would have vested.

All of our outstanding employee and director RSU awards are eligible for dividend equivalents regardless of vesting status.

We recognized expense and tax benefit offsets as follows for employee and director RSU share-based compensation:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Total equity awards expense recognized	$10,684	$11,364	$11,067
Tax benefit associated with total employee and director share-based compensation	1,495	1,893	3,715

The following table summarizes employee and director RSU activity during the years ended December 31, 2018, 2017, and 2016.

	Shares		Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee and director RSUs, December 31, 2015	390		$45.07
Granted	225		42.86
Forfeited	-		-
Vested	(219)		42.28
Unvested employee and director RSUs, December 31, 2016	396		45.37
Granted	130		80.33
Forfeited	(1)		57.53
Vested	(213)		46.54
Unvested employee and director RSUs, December 31, 2017	312		59.10
Granted	106		100.00
Forfeited	-	(1)	82.20
Vested	(186)		58.51
Unvested employee and director RSUs, December 31, 2018	232		78.22

(1)  Less than 1,000 shares

As of December 31, 2018, total compensation cost not yet recognized in our financial statements related to employee and director RSU awards with time-based vesting conditions yet to be reached was $3.3 million, and the weighted-average period over which cost will be recognized was 0.8 year.

PSUs.

In 2016, the Company began issuing PSUs to certain of its executive officers under the OIP as part of their annual equity compensation. PSU awards include a performance target of a specified average annual Return on Adjusted Equity (“ROAE”) for the Company over a three-year performance period, as well as a threshold ROAE and an ROAE at which the maximum number of shares can be earned. Awards cliff vest two months after the performance period ends. Depending on the ROAE achieved within the specified range, recipients may receive shares of common stock equal to between 0% and 150% of the number of PSUs granted. In addition, PSUs accrue forfeitable dividend equivalents, which are also paid out based on the number of shares earned.

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

In connection with our granting of PSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Total employee PSU award expense	$3,240	$2,761	$614
Tax benefit associated with total employee PSU award expense	191	187	215

The following table summarizes PSU activity during the years ended December 31, 2018 and 2017.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee PSUs, December 31, 2016 (1)	18	$41.88
Granted (2)	36	80.45
Forfeited	-	-
Vested	-	-
Unvested employee PSUs, December 31, 2017	54	67.42
Granted (3)	31	100.55
Forfeited	-	-
Vested	-	-
Unvested employee PSUs, December 31, 2018	85	79.34

(1)

The 2016 PSU awards outstanding are based on target.  Based on the actual ROAE achieved within the three-year performance period ended December 31, 2018, recipients will receive 22,758 shares of common stock on the vesting date, March 1, 2019.

(2)	The 2017 PSU awards outstanding are based on target. Depending upon the ROAE achieved within the performance period, recipients may receive between 0 and 54,069 shares of common stock.

(3)	The 2018 PSU awards outstanding are based on target. Depending upon the ROAE achieved within the performance period, recipients may receive between 0 and 45,869 shares of common stock.

As of December 31, 2018 total unrecognized compensation related to PSU awards was $0.6 million, and the weighted-average period over which cost will be recognized was 0.9 year.

Stock Options. From 2013 to 2016, the Company issued stock options to certain of its executive officers under the OIP as part of their annual equity compensation. Stock options were granted with an exercise price equal to the fair market value of our common stock on the grant date, and they expire 10 years from the date of grant. These options have time-based restrictions with equal and annual graded vesting over a three-year period. Stock options issued in 2014 through 2016 provide for such awards to vest upon the voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. Upon retirement, employees have the lesser of three years or the remaining option term to exercise any vested options. We did not issue any stock options in 2018 or 2017.

Compensation expense and related tax benefits recognized for stock option awards were as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Expense recognized for stock option awards	$39	$162	$851
Tax benefit recognized for stock option awards	8	37	298

The following table summarizes activity related to stock options outstanding and exercisable during the years ended December 31, 2018, 2017, and 2016:

	Outstanding		Exercisable
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
Outstanding at December 31, 2015	203	$41.28	35	$36.38
Granted	90	41.88
Exercised	(148)	38.24
Outstanding at December 31, 2016	145	44.75	6	53.50
Granted	-	-
Exercised	(38)	43.63
Outstanding at December 31, 2017	107	45.15	32	47.26
Granted	-	-
Exercised	(33)	47.59
Outstanding at December 31, 2018	74	44.07	44	45.55

Range of granted option exercise prices outstanding at December 31, 2018

$41.20 (average term remaining - 5.1 years)	7	$41.20	7	$41.20
$53.50 (average term remaining - 6.2 years)	14	53.50	14	53.50
$41.88 (average term remaining - 7.1 years)	52	41.88	22	41.88

The aggregate intrinsic value represents the difference between the exercise price of our stock options and the quoted closing price of our common stock as of December 31, 2018. A summary of the intrinsic values of our stock options is as follows:

December 31, 2018
(In thousands)
Aggregate intrinsic value of exercisable stock options	$2,294
Aggregate intrinsic value of stock options expected to vest	1,666
Aggregate intrinsic value of stock options outstanding	$3,960

The intrinsic value, tax benefit realized and value of shares withheld related to option exercise activity are summarized as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Intrinsic value of options exercised	$1,953	$1,453	$2,755
Tax benefit realized from the options exercised	-	509	964
Value of issued shares withheld to satisfy option exercise price	1,562	1,673	5,509

As of December 31, 2018, there was $6 thousand of total unrecognized compensation cost related to unvested options, and the weighted-average period over which cost will be recognized was 0.1 year.

Non-Employee Share-Based Compensation. Non-employee share-based transactions relate to the granting of RSUs to members of the sales force (“agent equity awards”). Agent equity awards are generally granted as a part of quarterly contests for successful life insurance policy acquisitions and for sales of investment and savings products for which the grant and the service period occur within the same calendar quarter.

The following table summarizes non-employee RSU activity during the years ended December 31, 2018, 2017, and 2016.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2015	73	$42.83
Granted	236	48.45
Vested	(267)	44.82
Unvested non-employee RSUs, December 31, 2016	42	61.55
Granted	156	75.69
Vested	(166)	68.96
Unvested non-employee RSUs, December 31, 2017	32	91.88
Granted	124	102.43
Vested	(122)	101.01
Unvested non-employee RSUs, December 31, 2018	34	97.71

Agent equity awards vest and are measured using the fair market value at the conclusion of the quarterly contest, which is the time that performance is complete. Equity awards granted to the sales force prior to 2018 contained sales restrictions that expired over three years. Because of such sales restrictions, the fair market value of the awards incorporated an illiquidity discount reflecting the risk associated with the post-vesting restrictions. To quantify this discount for each award, we used a series of put option models with one-, two- and three-year tenors to estimate a hypothetical cost of eliminating the downside risk associated with the sale restrictions. Starting in 2018, equity awards granted under quarterly contests no longer contain sales restrictions, thereby eliminating the need to incorporate an illiquidity discount. These awards are measured using the fair value at the conclusion of the quarterly contest. Awards granted before January 2018 maintain the post-vesting sales restrictions established at the time of grant.

The most significant assumptions in estimating the illiquidity discount for awards granted prior to 2018 in the put option models are the volatility assumptions. We derive volatility assumptions primarily from the historical volatility of our common stock using terms comparable to the sale restriction terms.

The following table presents the assumptions used in valuing quarterly RSU granted to agents prior to 2018:

Year ended December 31,
	2018	2017	2016
Expected volatility	n/a	18% to 34%	24% to 42%
Quarterly dividends expected	n/a	$0.19 to $0.20	$0.17 to $0.18
Risk-free interest rates	n/a	Less than 3%	Less than 2%

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

Details on the granting and valuation of these awards were as follows:

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per-share amounts)
Total quarterly non-employee RSUs granted	124,471	155,996	235,735
Measurement date per-share fair value of awards	$96.60 to $120.55	$67.82 to $91.88	$39.87 to $61.50
Illiquidity discounts	n/a	10%	10% to 11%
Quarterly incentive awards expense recognized currently	$3,288	$980	$910
Quarterly incentive awards expense deferred	9,484	10,821	10,517
Tax benefit associated with incentive awards	2,437	2,259	3,674

As of December 31, 2018, all agent equity awards were fully vested with the exception of approximately 34 thousand shares that vested on January 1, 2019. As such, any related compensation cost not recognized as either expense or DAC in our financial statements through December 31, 2018 is immaterial.

(15) Statutory Accounting and Dividend Restrictions

U.S. Insurance Subsidiaries. Our two underwriting U.S. insurance subsidiaries are Primerica Life and NBLIC. Primerica Life wholly owns Peach Re and Vidalia Re, and ceded to each in separate coinsurance arrangements certain level-premium term life insurance policies.

Our U.S. insurance subsidiaries are required to report their results of operations and financial position to state authorities on the basis of statutory accounting practices prescribed or permitted by such authorities and the National Association of Insurance Commissioners (“NAIC”), which is a comprehensive basis of accounting other than U.S. GAAP. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company’s principal life insurance company, Primerica Life, prepares its statutory financial statements on the basis of accounting practices prescribed or permitted by the NAIC and the Tennessee Department of Commerce and Insurance (“Tennessee DOCI”) and includes the statutory financial statements of its wholly owned insurance subsidiaries, NBLIC, Peach Re, and Vidalia Re. NBLIC’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the NAIC and the New York State Department of Financial Services, while the statutory financial statements of Peach Re and Vidalia Re are prepared on the basis of accounting practices prescribed or permitted by the NAIC or the Vermont Department of Financial Regulation (“Vermont DOI”). Our U.S. insurance subsidiaries’ ability to pay dividends to their parent is subject to and limited by the various laws and regulations of their respective states. There are no regulatory restrictions on the ability of the Parent Company to pay dividends (other than limitations under the Delaware General Corporation Law that provide that dividends on common stock shall be declared by the Board of Directors out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding prior fiscal year).

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

Primerica Life’s statutory capital and surplus and statutory unassigned surplus as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Statutory capital and surplus	$674,165	$598,001
Statutory unassigned surplus	176,463	50,299

Primerica Life’s statutory net gain from operations was $547.9 million, $398.8 million and $392.4 in 2018, 2017 and 2016, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2018. During 2018, Primerica Life paid ordinary dividends of $150.0 million to the Parent Company. During 2018, Primerica Life also paid an ordinary distribution of $50.0 million to the Parent Company from gross paid-in and contributed surplus. As of January 1, 2019, the amount of dividends Primerica Life could pay from statutory unassigned surplus without prior approval of the commissioner of the Tennessee DOCI was $176.5 million, which is prescribed by the amount of statutory unassigned surplus on that date.

Primerica Life’s investment basis in NBLIC, Peach Re, and Vidalia Re reflect their statutory capital and surplus amounts recorded in accordance with statutory accounting practices prescribed or permitted by the NAIC and/or each subsidiary’s state of domicile; New York and Vermont. Peach Re was formed as a special-purpose financial captive insurance company and, with the explicit permission of the Vermont DOI, has included the value of a letter of credit serving as collateral for its policy reserves as an admitted asset in its statutory capital and surplus. This permitted accounting practice was critical to the organization and operational plans of Peach Re and explicitly included in the licensing order issued by the Vermont DOI. The impact of this permitted practice as of December 31, 2018 was $299.6 million on Peach Re’s statutory capital and surplus. As of December 31, 2018, even if Peach Re had not been permitted to include the letter of credit as an admitted asset, Primerica Life would not have been below the minimum statutory capital and surplus level that triggers a regulatory action event. There are no other permitted accounting practices that are not encompassed in prescribed statutory accounting practices.

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

Primerica Life Canada’s capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds internal capital targets. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI’s capital guidelines. As of December 31, 2018 and 2017, Primerica Life Canada’s statutory capital and surplus satisfied regulatory requirements and was $377.6 million and $331.3 million, respectively.

In Canada, dividends can be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. Primerica Life Canada’s dividend capacity at January 1, 2019 is estimated to be $56.6 million, which is calculated based on satisfying the Company’s internal capital targets.

(16) Commitments and Contingent Liabilities

Commitments. We lease office and warehouse space under various noncancellable operating lease agreements that expire through October 2030. Total minimum rent expense was $8.0 million, $7.5 million, and $7.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. We had no contingent rent expense during 2018, 2017, or 2016.

As of December 31, 2018, the minimum aggregate rental commitments for operating leases were as follows:

December 31, 2018
(In thousands)
2019	$7,459
2020	7,174
2021	7,038
2022	7,120
2023	7,094
Thereafter	34,901
Total minimum rental commitments for operating leases	$70,786

We also lease office equipment under various capital lease agreements. As of December 31, 2018 and 2017, the aggregate balance of our capital lease liabilities was not material.

Letter of Credit. Peach Re maintains a Credit Facility Agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under the Peach Re Coinsurance Agreement.

Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term expiring on December 31, 2025 (the “LOC”) for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC periodically increased up to a maximum amount of approximately $507.0 million, which was reached in 2014. As of December 31, 2018, the amount outstanding under the LOC was $299.6 million. This amount will continue to decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserve. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities. As of December 31, 2018, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(17) Benefit Plans

We sponsor a defined contribution plan for the benefit of our employees. The expense associated with this plan was approximately $8.4 million, $7.7 million, and $7.4 million in 2018, 2017, and 2016, respectively.

(18) Revenue from Contracts with Customers

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
•

Other revenue from the sale of miscellaneous products and services including monthly subscription fees from the sales representatives for access to Primerica Online ("POL"), our primary sales force support tool.

Premiums from insurance contracts we underwrite, fees received from segregated funds insurance contracts, and income earned on our invested assets are excluded from the definition of revenues from contracts with customers in accordance with U.S. GAAP.

The disaggregation of our revenues from contracts with customers were as follows:
	Year ended December 31,
	2018	2017	2016
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$42,374	$41,236	$36,541
Total segment revenues from contracts with customers	42,374	41,236	36,541
Revenues from sources other than contracts with customers	1,080,826	950,988	829,841
Total Term Life Insurance segment revenues	$1,123,200	$992,224	$866,382

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$259,991	$233,005	$227,320
Asset-based revenues	245,295	216,527	183,309
Account-based revenues	81,802	55,030	50,861
Other, net	9,631	9,555	8,836
Total segment revenues from contracts with customers	596,719	514,117	470,326
Revenues from sources other than contracts with customers (segregated funds)	58,357	58,630	54,295
Total Investment and Savings Products segment revenues	$655,076	$572,747	$524,621

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$32,162	$28,125	$25,901
Other, net	4,982	5,300	5,199
Total segment revenues from contracts with customers	37,144	33,425	31,100
Revenues from sources other than contracts with customers	84,423	90,706	96,981
Total Corporate and Other Distributed Products segment revenues	$121,567	$124,131	$128,081

(1)

Commissions and fees for the year ended December 31, 2018 include $5.4 million, attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

We recognize revenue upon the satisfaction of the related performance obligation, unless the transaction price includes variable consideration that is constrained; in such case, we recognize revenue when the uncertainty associated with the constrained amount is subsequently resolved. Variable consideration is not treated as constrained to the extent it is probable that no significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is resolved. We have no material obligations for refunds of commission and fees on contracts with customers subsequent to completion of our performance obligation.

Investment and Savings Products Marketing and Distribution Services. We receive commissions and fees from mutual fund companies and annuity providers for the marketing and distribution by the licensed sales representatives of investment and savings products underwritten by such companies and providers. We recognize the sales-based marketing and distribution revenue received from such companies and providers at the point in time our performance obligation to them is satisfied, which is the trade date. The sales-based commissions from mutual fund companies and annuity providers are known and are due at the same time our performance obligation to such mutual fund companies and annuity providers is satisfied. We also receive ongoing asset-based commissions from mutual fund companies and annuity providers each reporting period based on client asset values. We do not recognize revenue for asset-based marketing and distribution commissions until the end of each subsequent reporting period when the amount becomes known and due from mutual fund companies or annuity providers as this revenue represents variable consideration that is fully constrained at the point in time our distinct performance obligation to mutual fund companies and annuity providers is satisfied. We consider variable consideration in the form of asset-based marketing and distribution commissions to be fully constrained as the amounts we will be entitled to collect are highly uncertain and susceptible to factors outside of our control. Such factors include the market values of assets under management and the length of time investors hold their accounts. Asset-based marketing and distribution commissions recognized during the current period are almost exclusively attributable to distinct performance obligations satisfied to mutual fund companies and annuity providers in previous periods. The adoption of ASC 606 did not result in any changes in the timing or measurement of revenue recognition for marketing and distribution services of investment and savings products.

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

Distribution of Other Third-party Financial Products. We distribute various other financial products on behalf of third parties to consumers. We receive upfront commissions and/or renewal commissions from product providers for sales of other financial product sales we have arranged. We recognize revenue at the point in time our performance obligation to product providers is satisfied, which is generally on the date the financial product is purchased by the consumer from the product provider. For certain financial products, most notably prepaid legal subscriptions and auto and homeowners’ insurance referrals, we receive ongoing renewal commissions that coincide with recurring payments received by product providers from active subscribers or policyholders. Ongoing renewal commissions represent variable consideration that will not be resolved until after the reporting period in which our performance obligation has been satisfied. We estimate variable consideration in the transaction price for these financial products (with the exception of miscellaneous products for which we expect nominal ongoing commissions) as the expected amount of commissions to be received over the life of the subscription or referred policy and apply a constraint so that it is probable that a subsequent change in estimate will not result in a significant revenue reversal. Management judgment primarily is required to determine the average life of a subscription or referred policy, which we establish based on historical information. We recognize variable consideration in excess of the amount constrained in subsequent reporting periods when the uncertainty is resolved and the excess amounts are due from the product providers. Prior to the adoption of ASC 606, we recognized revenue for ongoing renewal commissions associated with other third-party financial products upon receipt of the commission revenue from the product providers, which is the point in time when the amount became fixed and determinable.

Revenue for Other Services. We recognize revenue from the sale of other miscellaneous products and services, including monthly subscription fees from the sales representatives for access to POL, upon the transfer of the promised product or service. For POL subscriptions, we satisfy our performance obligation by providing subscribers access to the promised services over time during each monthly subscription period. Revenue recognized from the sale of other miscellaneous products and services becomes known and charged at the same time we satisfy the corresponding performance obligation. The adoption of ASC 606 did not result in any changes in the timing or measurement of revenue recognition for revenue for other services.

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

Activity in the contract asset account was as follows:

December 31, 2018
(In thousands)
Balance, beginning of period	$48,533
Current period sales, net of collection of renewal commissions	1,586
Balance, at the end of period	$50,119

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the year ended December 31, 2018. Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(19) Unaudited Quarterly Financial Data

In management’s opinion, the following quarterly consolidated financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited consolidated financial statements. Financial information for the quarters presented was prepared on a consolidated basis.

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per-share amounts)
Direct premiums	$656,087	$667,191	$670,222	$673,605
Ceded premiums	(394,249)	(403,449)	(391,175)	(392,290)
Net premiums	261,838	263,742	279,047	281,315
Commissions and fees	166,827	167,940	170,879	171,960
Net investment income	19,017	20,030	20,622	21,760
Realized investment gains (losses), including OTTI	(1,656)	1,313	(126)	(1,651)
Other, net	13,897	14,790	14,359	13,941
Total revenues	459,923	467,815	484,781	487,325
Total benefits and expenses	376,960	354,050	373,346	379,403
Income before income taxes	82,963	113,765	111,435	107,922
Income taxes	17,248	27,065	26,296	21,381
Net income	$65,715	$86,700	$85,139	$86,541
Earnings per share:
Basic earnings per share	$1.46	$1.96	$1.95	$1.99
Diluted earnings per share	$1.46	$1.95	$1.94	$1.99

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per-share amounts)
Direct premiums	$627,698	$637,426	$646,079	$650,906
Ceded premiums	(399,769)	(406,043)	(397,641)	(397,318)
Net premiums	227,929	231,383	248,438	253,588
Commissions and fees	144,268	148,317	144,627	154,105
Net investment income	19,894	19,742	19,922	19,459
Realized investment gains (losses), including OTTI	134	104	22	1,079
Other, net	12,939	14,150	14,291	14,711
Total revenues	405,164	413,696	427,300	442,942
Total benefits and expenses	330,322	317,307	327,100	334,853
Income before income taxes	74,842	96,389	100,200	108,089
Income taxes	22,772	33,282	33,565	(60,354)
Net income	$52,070	$63,107	$66,635	$168,443
Earnings per share:
Basic earnings per share	$1.12	$1.36	$1.46	$3.73
Diluted earnings per share	$1.11	$1.36	$1.46	$3.72

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2018 and 2017.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Primerica, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I, II, III, and IV (collectively, the “consolidated financial statements”), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

February 26, 2019

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K and as described below, portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2018, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.

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

For a list of executive officers, see Part I, Item X. Executive Officers and Certain Significant Employees of the Registrant included elsewhere in this report.

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

Except for the information above and the information set forth in Part I, Item X. Executive Officers and Certain Significant Employees of the Registrant, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 1: Election of Directors;
•	Governance — Director Independence;
•	Governance — Code of Conduct;
•	Board of Directors — Board Members;
•	Board of Directors — Board Committees;
•	Board of Directors — Other Director Matters;
•	Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance;
•	Executive Compensation — Employment Agreements;
•	Audit Matters — Audit Committee Report; and
•	Related Party Transactions.
Item 11.	Executive Compensation.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Board of Directors — Board Committees — Compensation Committee;
•	Board of Directors — Director Compensation; and
•	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan was approved by our stockholders in May 2017. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan	424,484	(1)	$44.07	(2)	1,715,362	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	-		-		1,890,957	(4)
Total	424,484		$44.07		3,606,319
Equity compensation plans not approved by stockholders	n/a		n/a		n/a

(1)

Consists of 265,639 and 73,835 shares to be issued in connection with unvested restricted stock units and outstanding stock options, respectively. Also includes 85,010 shares to be issued to certain executive officers in connection with outstanding performance stock units if the Company achieves the targeted level of performance specified in the award agreement over a three-year period.  Based on the actual Return on Adjusted Equity achieved within the three-year performance period ended December 31, 2018, recipients of the 2016 performance-based stock units will receive 22,758 shares of common stock versus the targeted 18,385 shares on the vesting date, March 1, 2019. See Note 12 (Stockholders Equity) and Note 14 (Share-Based Transactions) to our consolidated financial statements included elsewhere in this report for more information on the equity awards outstanding.

(2)	Represents the weighted average exercise price of the 73,835 stock options outstanding.
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

Other information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34680).
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K filed November 20, 2017 (Commission File No. 001-34680).
4.1	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
10.1	Credit Agreement, dated as of December 19, 2017	Incorporated by reference to Exhibit 10.1 to Primerica's Current Report on Form 8-K filed December 20, 2017 (Commission File No. 001-34680).
10.2	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001- 34680).
10.3	Amended and Restated 80% Coinsurance Agreement dated March 31, 2016 by and between Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.4	10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.5	Amendment No. 1 dated as of October 5, 2015 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.29 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 001-34680).
10.6	Amendment No. 2 dated as of January 25, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.7	Amendment No. 3 dated as of March 31, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.8	Amended and Restated 80% Coinsurance Trust Agreement dated March 31, 2016 among Primerica Life Insurance Company, Pecan Re Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.7 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.9	10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.8 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.10

Amendment No. 1 dated as of March 31, 2016 to the 10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Prime Reinsurance Company, Inc. Primerica Life Insurance Company, and The Bank of New York Mellon.

Incorporated by reference to Exhibit 10.5 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.11	10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.9 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.12

Amendment No. 1 dated as of March 31, 2016 to the 10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Prime Reinsurance Company, Inc. Primerica Life Insurance Company, and The Bank of New York Mellon.

Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.13	Amended and Restated Capital Maintenance Agreement dated as of March 31, 2016 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.7 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.14	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.11 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).

10.15	Trust Agreement dated March 29, 2010 among National Benefit Life Insurance Company, American Health and Life Insurance Company and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.12 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.16

Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010, Ltd. (currently known as Munich Re Life Insurance Company of Vermont).

Incorporated by reference to Exhibit 10.13 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.17	Coinsurance Amending Agreement dated as of December 31, 2011 among Primerica Life Insurance Company and Financial Reassurance Company 2010, Ltd.	Incorporated by reference to Exhibit 10.19 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.18

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
10.19	Monitoring and Reporting Agreement dated as of March 31, 2016 by and among Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.21 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.20*	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.21*	Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.26 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 001-34680).
10.22*	Form of Revised Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.23*	Form of Revised Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2017 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.24*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2018 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.25*	Form of U.S. Employee Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Incorporated by reference to Exhibit 10.29 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.26*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2017 awards).	Incorporated by reference to Exhibit 10.31 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 001-34680).
10.27*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2018 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.28*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.29*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2015 awards).	Incorporated by reference to Exhibit 10.22 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.30*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Incorporated by reference to Exhibit 10.33 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.31	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2017 awards).	Incorporated by reference to Exhibit 10.37 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 001-34680).
10.32	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2018 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.33*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
10.34*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.35*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.5 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).

10.36*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 10.30 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.37*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 99.6 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.38*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 10.32 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.39*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.7 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.40*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 10.34 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.41	Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
21.1	Subsidiaries of the Registrant.	Filed with the Securities and Exchange Commission as part of this Annual Report.
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Glenn J. Williams, Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer.

Filed with the Securities and Exchange Commission as part of this Annual Report.
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Identifies a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules.

Schedule I

Consolidated Summary of Investments — Other Than Investments in Related Parties

PRIMERICA, INC.

	December 31, 2018
Type of Investment	Cost	Fair value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds(1):
United States Government and government agencies and authorities	$218,267	$218,773	$218,773
States, municipalities and political subdivisions	59,075	60,006	60,006
Foreign governments	155,723	158,112	158,112
Public utilities	-	-	-
Convertibles and bonds with warrants attached	-	-	-
All other corporate bonds(2)	2,626,797	2,588,816	2,613,875
Certificates of deposit	-	-	-
Redeemable preferred stocks	2,947	2,869	2,869
Total fixed maturities	3,062,809	3,028,576	3,053,635

Equity securities:
Common stocks:
Public utilities	6,469	9,491	9,491
Banks, trusts and insurance companies	20,184	18,901	18,901
Industrial, miscellaneous and all other	4,869	6,763	6,763
Nonredeemable preferred stocks	3,475	2,524	2,524
Total equity securities	34,997	37,679	37,679
Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	31,501	31,501	31,501
Other long-term investments	-	-	-
Short-term investments	8,171	8,171	8,171
Total investments	$3,137,478	$3,105,927	$3,130,986

(1)	Mortgage-and asset-backed securities are included in the investment types listed based on the entity-type that issued these securities.
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

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Balance Sheets

	December 31,
	2018	2017
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $108,623 in 2018 and $42,812 in 2017)	$109,415	$44,405
Short-term investments, at fair value (amortized cost: $8,171 in 2018 and $0 in 2017)	8,171	-
Equity securities, at fair value (historical cost: $1,519 in 2018 and $0 in 2017)	1,447	-
Trading securities, at fair value (cost: $0 in 2018 and $1,371 in 2017)	-	1,428
Total investments	119,033	45,833
Cash and cash equivalents	32,745	66,226
Due from affiliates*	2,492	3,272
Other receivables	1,086	438
Income tax receivable	3,490	-
Deferred income taxes	12,151	12,151
Investment in subsidiaries*	1,678,231	1,683,149
Other assets	729	915
Total assets	$1,849,957	$1,811,984

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$373,661	$373,288
Current income tax payable	-	6,628
Deferred income taxes	6,126	4,311
Interest payable	8,214	8,214
Other liabilities	443	442
Commitments and contingent liabilities (see Note E)
Total liabilities	388,444	392,883
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2018 and 2017; issued and outstanding 42,694 shares in 2018 and 44,251 shares in 2017)	427	443
Paid-in capital	-	-
Retained earnings	1,489,520	1,375,090
Accumulated other comprehensive income, net of income tax	(28,434)	43,568
Total stockholders’ equity	1,461,513	1,419,101
Total liabilities and stockholders’ equity	$1,849,957	$1,811,984

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Income

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Revenues:
Dividends from subsidiaries*	$302,932	$256,913	$189,582
Net investment income	2,306	1,484	1,695
Realized investment gains (losses), including other-than-temporary impairment losses	(128)	179	1,088
Total revenues	305,110	258,576	192,365
Expenses:
Interest expense	18,695	18,210	18,180
Other operating expenses	7,478	8,441	12,433
Total expenses	26,173	26,651	30,613
Income before income taxes	278,937	231,925	161,752
Income taxes	(5,578)	(3,756)	(7,019)
Income (loss) before equity in undistributed earnings of subsidiaries	284,515	235,681	168,771
Equity in undistributed earnings of subsidiaries*	39,579	114,574	50,643
Net income	$324,094	$350,255	$219,414

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$324,094	$350,255	$219,414
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	(46,382)	(3,333)	9,846
Change in unrealized holding gains/(losses) on investment securities	(931)	356	2,487
Reclassification adjustment for realized investment (gains) losses included in net income	128	(179)	(1,088)
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains of subsidiaries	(25,059)	17,383	6,689
Total other comprehensive income (loss) before income taxes	(72,244)	14,227	17,934
Income tax expense (benefit) related to items of other comprehensive income (loss)	(169)	257	571
Other comprehensive income (loss), net of income taxes	(72,075)	13,970	17,363
Total comprehensive income	$252,019	$364,225	$236,777

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Cash Flows

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$324,094	$350,255	$219,414
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries* (1)	(44,095)	(145,113)	(89,820)
Deferred tax provision	(1,983)	2,454	167
Change in income taxes	(6,151)	(1,235)	(523)
Realized investment (gains) losses, including other-than-temporary impairments	128	(179)	(1,088)
Accretion and amortization of investments	103	149	(118)
Share-based compensation	1,365	1,254	1,227
Change in due to/from affiliates*	780	(4,380)	(2,671)
Trading securities sold, matured, or called (acquired), net	-	(1,377)	(51)
Change in other operating assets and liabilities, net	(120)	(1,514)	555
Net cash provided by (used in) operating activities	274,121	200,314	127,092

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed maturity securities — sold	1,603	12,204	29,759
Fixed-maturity securities — matured or called	104,836	56,678	79,914
Equity securities - sold	-	36	-
Equity securities sold	150	-	-
Available-for-sale investments acquired:
Fixed-maturity securities(1)	(144,760)	(23,497)	(50,408)
Equity securities	-	(40)	-
Short-term investments	(8,169)	-	-
Equity Securities acquired	(265)	-	-
Net cash provided by (used in) investing activities	(46,605)	45,381	59,265

Cash flows from financing activities:
Dividends paid	(44,140)	(35,821)	(33,367)
Common stock repurchased	(210,146)	(150,038)	(150,057)
Tax withholdings on share-based compensation	(6,711)	(6,734)	(3,970)
Payment of deferred financing costs	-	(868)	-
Net cash provided by (used) in financing activities	(260,997)	(193,461)	(187,394)
Change in cash and cash equivalents	(33,481)	52,234	(1,037)
Cash and cash equivalents, beginning of period	66,226	13,992	15,029
Cash and cash equivalents, end of period	$32,745	$66,226	$13,992

Supplemental disclosures of cash flow information:
Interest paid	$18,146	$17,813	$17,813

*	Eliminated in consolidation.
(1)

Does not include $27.6 million, $35.5 million, and $39.2 million of fixed-maturity securities transferred from subsidiaries in the form of noncash dividends for the years ended December 31, 2018, 2017 and 2016, respectively.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Notes to Condensed Financial Statements

(A) Description of Business

Primerica, Inc. (“we”, “us” or the “Company”) is a holding company with our primary asset being the capital stock of our wholly owned operating subsidiaries, and our primary liability being $375.0 million in principal amount of senior unsecured notes issued in a public offering in 2012 (the “Senior Notes”). Our subsidiaries assist clients in meeting their needs for term life insurance, which our insurance subsidiaries underwrite, and mutual funds, annuities, managed investments and other financial products, which our subsidiaries distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, LLC, a general agency and marketing company; Primerica Life Insurance Company ("Primerica Life"), our principal life insurance company; PFS Investments Inc., an investment products company and broker-dealer; and Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada and PFSL Investments Canada Ltd. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company, a New York insurance company. In addition, we established Peach Re, Inc. ("Peach Re") and Vidalia Re, Inc. (“Vidalia Re”) as special purpose financial captive insurance companies domiciled in Vermont and wholly owned subsidiaries of Primerica Life.

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

We were in compliance with the covenants of the Senior Notes at December 31, 2018. No events of default occurred on the Senior Notes during the year ended December 31, 2018.

(D) Revolving Credit Facility

We maintain an unsecured $200.0 million revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2018, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility during the year ended December 31, 2018.

(E) Dividends

For the years ended December 31, 2018, 2017, and 2016, the Company received dividends from our non-life insurance subsidiaries of approximately $80.1 million, $96.0 million, and $72.5 million, respectively. For the years ended December 31, 2018, 2017, and 2016, the Company received dividends from our life insurance subsidiaries of approximately $222.8 million, $160.9 million, and $117.0 million, respectively.

(F) Commitments and Contingent Liabilities

Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re. In conjunction with these coinsurance agreements, we have capital maintenance agreements with both Peach Re and Vidalia Re. Each capital maintenance agreement may require us at times to make capital contributions to Peach Re and Vidalia Re to ensure that their regulatory accounts, as defined in the coinsurance agreements with Primerica Life, will not be less than $20.0 million for each financial captive insurance company. For Peach Re, the regulatory account will only be used to satisfy obligations under its coinsurance agreement after all other available assets have been used, including a letter of credit issued by Deutsche Bank for the benefit of Primerica Life. For Vidalia Re, the regulatory account will only be used to satisfy obligations under its coinsurance agreement after all other available assets have been used, including its held-to-maturity security ultimately guaranteed by Hannover Life Reassurance Company of America.

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

Schedule III

Supplementary Insurance Information

PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned and advance premiums	Other policy benefits and claims payable	Separate account liabilities
	(In thousands)
December 31, 2018
Term Life Insurance	$2,052,176	$5,963,707	$15,016	$303,866	$-
Investment and Savings Products	56,548	-	-	-	2,195,409
Corporate and Other Distributed Products	25,196	204,450	571	9,996	92
Total	$2,133,920	$6,168,157	$15,587	$313,862	$2,195,501

December 31, 2017
Term Life Insurance	$1,861,253	$5,747,317	$14,795	$299,265	$-
Investment and Savings Products	64,419	-	-	-	2,572,766
Corporate and Other Distributed Products	26,220	207,207	628	8,136	106
Total	$1,951,892	$5,954,524	$15,423	$307,401	$2,572,872

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
	(In thousands)
Year ended December 31, 2018
Term Life Insurance	$1,067,079	$13,747	$441,775	$228,613	$170,908	$-
Investment and Savings Products	-	-	-	9,766	471,398	-
Corporate and Other Distributed Products	18,861	67,683	15,808	1,351	144,140	792
Total	$1,085,940	$81,430	$457,583	$239,730	$786,446	$792

Year ended December 31, 2017
Term Life Insurance	$941,057	$9,931	$398,212	$201,751	$146,604	$-
Investment and Savings Products	-	-	-	6,168	403,743	-
Corporate and Other Distributed Products	20,281	69,086	17,807	1,480	133,817	821
Total	$961,338	$79,017	$416,019	$209,399	$684,164	$821

Year ended December 31, 2016
Term Life Insurance	$822,207	$7,634	$350,640	$172,812	$129,569	$-
Investment and Savings Products	-	-	-	6,148	374,117	-
Corporate and Other Distributed Products	21,502	71,391	17,015	1,622	129,566	844
Total	$843,709	$79,025	$367,655	$180,582	$633,252	$844

See the report of independent registered public accounting firm.

Schedule IV

Reinsurance

PRIMERICA, INC.

	Year ended December 31, 2018
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$783,979,673	$682,708,797	$-	$101,270,876	—%

Premiums:
Life insurance	$2,665,947	$1,580,815	$-	$1,085,132	—%
Accident and health insurance	1,157	349	-	808	—%
Total premiums	$2,667,104	$1,581,164	$-	$1,085,940	—%

	Year ended December 31, 2017
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$767,001,938	$668,446,638	$-	$98,555,300	—%

Premiums:
Life insurance	$2,560,885	$1,600,399	$-	$960,486	—%
Accident and health insurance	1,224	372	-	852	—%
Total premiums	$2,562,109	$1,600,771	$-	$961,338	—%

	Year ended December 31, 2016
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$731,822,070	$643,364,460	$-	$88,457,610	—%

Premiums:
Life insurance	$2,442,968	$1,600,125	$-	$842,843	—%
Accident and health insurance	1,300	434	-	866	—%
Total premiums	$2,444,268	$1,600,559	$-	$843,709	—%

See the report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Alison S. Rand	February 26, 2019
Alison S. Rand
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board	February 26, 2019
D. Richard Williams

/s/ Glenn J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2019
Glenn J. Williams

/s/ Alison S. Rand	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2019
Alison S. Rand

/s/ John A. Addison, Jr.	Director	February 26, 2019
John A. Addison, Jr.

/s/ Joel M. Babbit	Director	February 26, 2019
Joel M. Babbit

/s/ P. George Benson	Director	February 26, 2019
P. George Benson

/s/ C. Saxby Chambliss	Director	February 26, 2019
C. Saxby Chambliss

/s/ Gary L. Crittenden	Director	February 26, 2019
Gary L. Crittenden

/s/ Cynthia N. Day	Director	February 26, 2019
Cynthia N. Day

/s/ Mark Mason	Director	February 26, 2019
Mark Mason

/s/ Beatriz R. Perez	Director	February 26, 2019
Beatriz R. Perez

/s/ Barbara A. Yastine	Director	February 26, 2019
Barbara A. Yastine