Form 10-Q
period 2019-03-31
Primerica, Inc.
filed 2019-05-08
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PRI	New York Stock Exchange

As of April 30, 2019, the registrant had 42,341,154 shares of common stock,  $0.01 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2019	December 31, 2018
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,051,624 in 2019 and $2,078,822 in 2018)	$2,088,702	$2,069,635
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,058,428 in 2019 and $945,331 in 2018)	1,036,110	970,390
Short-term investments available-for-sale, at fair value (amortized cost: $8,230 in 2019 and $8,171 in 2018)	8,230	8,171
Equity securities, at fair value (historical cost: $32,142 in 2019 and $34,997 in 2018)	37,848	37,679
Trading securities, at fair value (cost: $26,502 in 2019 and $13,597 in 2018)	26,556	13,610
Policy loans	30,783	31,501
Total investments	3,228,229	3,130,986
Cash and cash equivalents	279,626	262,138
Accrued investment income	18,450	17,057
Reinsurance recoverables	4,202,903	4,141,569
Deferred policy acquisition costs, net	2,181,741	2,133,920
Agent balances, due premiums and other receivables	226,061	215,139
Intangible assets, net (accumulated amortization: $82,887 in 2019 and $82,035 in 2018)	47,260	48,111
Income taxes	62,252	59,336
Operating lease right-of-use assets	50,506	-
Other assets	410,841	391,291
Separate account assets	2,368,760	2,195,501
Total assets	$13,076,629	$12,595,048

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,240,864	$6,168,157
Unearned and advance premiums	17,341	15,587
Policy claims and other benefits payable	308,422	313,862
Other policyholders’ funds	377,360	370,644
Notes payable	373,755	373,661
Surplus note	1,035,421	969,685
Income taxes	206,180	187,104
Operating lease liabilities	56,712	-
Other liabilities	505,514	486,772
Payable under securities lending	64,914	52,562
Separate account liabilities	2,368,760	2,195,501
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	11,555,243	11,133,535

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2019 and 2018; issued and outstanding 42,399 shares in 2019 and 42,694 shares in 2018)	424	427
Paid-in capital	-	-
Retained earnings	1,506,943	1,489,520
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(14,897)	(21,064)
Net unrealized investment gains (losses) on available-for-sale securities:
Net unrealized investment gains not other-than-temporarily impaired	29,022	(7,253)
Net unrealized investment losses other-than-temporarily impaired	(106)	(117)
Total stockholders’ equity	1,521,386	1,461,513
Total liabilities and stockholders’ equity	$13,076,629	$12,595,048

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended March 31,
	2019	2018
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$677,286	$656,087
Ceded premiums	(389,795)	(394,249)
Net premiums	287,491	261,838
Commissions and fees	167,315	166,827
Investment income net of investment expenses	34,785	27,390
Interest expense on surplus note	(10,674)	(8,373)
Net investment income	24,111	19,017
Realized investment gains (losses), including other-than- temporary impairment losses	2,847	(1,656)
Other, net	13,223	13,897
Total revenues	494,987	459,923

Benefits and expenses:
Benefits and claims	122,284	116,890
Amortization of deferred policy acquisition costs	64,628	60,165
Sales commissions	83,799	82,519
Insurance expenses	43,402	41,109
Insurance commissions	5,619	5,877
Interest expense	7,180	7,173
Other operating expenses	65,707	63,227
Total benefits and expenses	392,619	376,960
Income before income taxes	102,368	82,963
Income taxes	23,203	17,248
Net income	79,165	65,715

Earnings per share:
Basic earnings per share	$1.84	$1.46
Diluted earnings per share	$1.83	$1.46

Weighted-average shares used in computing earnings per share:
Basic	42,824	44,740
Diluted	42,942	44,855

Supplemental disclosures:
Total impairment losses	$-	$(49)
Impairment losses recognized in other comprehensive income before income taxes	-	-
Net impairment losses recognized in earnings	-	(49)
Other net realized investment gains (losses)	(54)	338
Net gains (losses) recognized on equity securities	2,901	(1,945)
Net realized investment gains (losses), including other-than- temporary impairment losses	$2,847	$(1,656)

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income – Unaudited

	Three months ended March 31,
	2019	2018
	(In thousands)
Net income	$79,165	$65,715
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on investment securities	46,200	(32,343)
Reclassification adjustment for realized investment (gains) losses included in net income	65	(316)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	6,167	(8,401)
Total other comprehensive income (loss) before income taxes	52,432	(41,060)
Income tax expense (benefit) related to items of other comprehensive income (loss)	9,979	(6,916)
Other comprehensive income (loss), net of income taxes	42,453	(34,144)
Total comprehensive income	$121,618	$31,571

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended March 31,
	2019	2018
	(In thousands)
Common stock:
Balance, beginning of period	$427	$443
Repurchases of common stock	(5)	(5)
Net issuance of common stock	2	2
Balance, end of period	424	440

Paid-in capital:
Balance, beginning of period	-	-
Share-based compensation	13,171	13,988
Net issuance of common stock	(2)	(2)
Repurchases of common stock	(13,169)	(13,986)
Balance, end of period	-	-

Retained earnings:
Balance, beginning of period	1,489,520	1,375,090
Cumulative effect from the adoption of new accounting standards, net	-	24,610
Net income	79,165	65,715
Dividends	(14,628)	(11,278)
Repurchases of common stock	(47,114)	(37,573)
Balance, end of period	1,506,943	1,416,564

Accumulated other comprehensive income (loss):
Balance, beginning of period	(28,434)	43,568
Cumulative effect from the adoption of new accounting standards, net	-	73
Change in foreign currency translation adjustment, net of income tax expense (benefit)	6,167	(8,401)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired	36,275	(25,719)
Change in net unrealized investment gains (losses) other-than-temporarily impaired	11	(24)
Balance, end of period	14,019	9,497
Total stockholders’ equity	$1,521,386	$1,426,501

Dividends declared per share	$0.34	$0.25

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three months ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$79,165	$65,715
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	65,733	69,052
Deferral of policy acquisition costs	(105,080)	(111,422)
Amortization of deferred policy acquisition costs	64,628	60,165
Change in income taxes	6,180	6,444
Realized investment (gains) losses, including other-than-temporary impairments	(2,847)	1,656
Accretion and amortization of investments	(120)	(126)
Depreciation and amortization	4,156	3,044
Change in reinsurance recoverables	(54,860)	(66,974)
Change in agent balances, due premiums and other receivables	(7,910)	2,440
Trading securities sold, matured, or called (acquired), net	(12,918)	(24,025)
Share-based compensation	10,896	11,502
Change in other operating assets and liabilities, net	19,398	26,863
Net cash provided by (used in) operating activities	66,421	44,334

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	6,467	14,873
Fixed-maturity securities — matured or called	108,972	105,109
Equity securities — sold	3,109	-
Available-for-sale investments acquired:
Fixed-maturity securities	(86,301)	(187,853)
Equity securities — acquired	(375)	(69)
Purchases of property and equipment and other investing activities, net	(6,594)	(2,080)
Cash collateral received (returned) on loaned securities, net	12,352	(353)
Sales (purchases) of short-term investments using securities lending collateral, net	(12,352)	353
Net cash provided by (used in) investing activities	25,278	(70,020)

Cash flows from financing activities:
Dividends paid	(14,628)	(11,278)
Common stock repurchased	(53,625)	(46,328)
Tax withholdings on share-based compensation	(6,664)	(5,236)
Finance leases	(70)	-
Net cash provided by (used in) financing activities	(74,987)	(62,842)
Effect of foreign exchange rate changes on cash	776	(849)
Change in cash and cash equivalents	17,488	(89,377)
Cash and cash equivalents, beginning of period	262,138	279,962
Cash and cash equivalents, end of period	$279,626	$190,585

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading provider of financial products to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“sales representatives” or “sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, LLC (“PFS”), a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; PFS Investments Inc. (“PFS Investments”), an investment products company and broker-dealer, Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd. (“PFSL Investments Canada”). Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company (“NBLIC”), a New York life insurance company. Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2019 and December 31, 2018, the statements of income, comprehensive income (loss), stockholders' equity and cash flows for the three months ended March 31, 2019 and 2018.  Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”).

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

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2018 Annual Report unless otherwise described.

New Accounting Principles. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASC 842) (“ASC 842”), which requires lessees to recognize right-of-use operating lease assets and operating lease liabilities on the balance sheet. The Company adopted the amendments in ASC 842 on January 1, 2019 using the modified retrospective approach through a cumulative-effect adjustment to beginning retained earnings. The cumulative-effect adjustment to beginning retained earnings was zero. In addition, we elected the package of practical expedients permitted under ASC 842, which included not reassessing whether existing contracts contained leases and not reassessing the lease classification for existing leases. The effect of adopting ASC 842 resulted in an increase to both total assets and total liabilities of $52.7 million on January 1, 2019. The increase to both assets and liabilities is less than  1% of our total assets and total liabilities. The adjustment recognized upon the adoption of ASC 842 included the recognition of our operating lease obligations and corresponding right-of-use assets on our condensed consolidated balance sheet, which mainly consist of our executive office operations and other real estate leases of office space. The adoption of ASC 842 did not have an effect on the Company’s results of operations or liquidity. The Company’s reporting for the comparative periods prior to adoption continues to be presented in the condensed consolidated financial statements in accordance with previous lease accounting guidance, Accounting Standards Codification Topic 840 – Leases (“ASC 840”). Refer to Note 14 (Leases) for more information on leases.

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality, persistency, and disability rates, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The amendments in ASU 2018-12 are scheduled to be effective for the Company beginning in 2021 as of the earliest period presented in the condensed consolidated financial statements. We anticipate that the adoption of ASU 2018-12 will have a pervasive impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems and controls. We are unable to determine the magnitude of its impact at this time as we are in the early stages of evaluating and implementing this standard.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 introduces new guidance for accounting for credit losses on financial instruments within its scope, including reinsurance recoverables, by replacing the current approach that delays recognition until it is probable a loss has been incurred with a new approach that estimates an allowance for anticipated credit losses on the basis of an entity’s own expectations. The objective of the new approach for estimating credit losses is to require consideration of a broader range of forward-looking information, which is expected to result in earlier recognition of credit losses on financial instruments. Available-for-sale debt securities are excluded from the scope of financial instruments that require measurement of credit losses on the basis of a forward-looking expected loss estimate under ASC 326. The incurred probable loss approach for measuring credit losses on available-for-sale debt securities will remain under ASC 326, however, an entity will be allowed to reverse credit losses previously recognized in an allowance for available-for-sale debt securities (other than credit losses for securities an entity intends to sell or will more-likely-than-not be required to sell before recovery of amortized cost) in situations where the estimate of credit losses on those securities has declined.  The amendments in ASC 326 also preclude an entity from considering the length of time an available-for-sale debt security has been in an unrealized loss position to avoid recording a credit loss and removes the requirement to consider recoveries or declines in fair value after the balance sheet date. The amendments in ASC 326 are effective for the Company beginning in fiscal year 2020. The Company is currently in the process of evaluating its impact on the Company’s consolidated financial statements.

Recently-issued accounting guidance not discussed above is not applicable, is immaterial to our condensed consolidated financial statements, or did not or is not expected to have a material impact on our business.

(2) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Revenues:
Term life insurance segment	$296,843	$270,309
Investment and savings products segment	162,672	162,041
Corporate and other distributed products segment	35,472	27,573
Total revenues	$494,987	$459,923

Net investment income:
Term life insurance segment	$4,444	$3,089
Investment and savings products segment	-	-
Corporate and other distributed products segment	19,667	15,928
Total net investment income	$24,111	$19,017

Amortization of DAC:
Term life insurance segment	$64,066	$56,673
Investment and savings products segment	477	3,442
Corporate and other distributed products segment	85	50
Total amortization of DAC	$64,628	$60,165

Non-cash share-based compensation expense:
Term life insurance segment	$1,872	$2,174
Investment and savings products segment	1,454	1,193
Corporate and other distributed products segment	7,557	8,135
Total non-cash share-based compensation expense	$10,883	$11,502

Income (loss) before income taxes:
Term life insurance segment	$70,339	$59,621
Investment and savings products segment	42,684	39,984
Corporate and other distributed products segment	(10,655)	(16,642)
Total income before income taxes	$102,368	$82,963

Total assets by segment were as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Assets:
Term life insurance segment	$6,432,683	$6,322,555
Investment and savings products segment (1)	2,480,973	2,298,238
Corporate and other distributed products segment	4,162,973	3,974,255
Total assets	$13,076,629	$12,595,048

_______________

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $112.3 million and $102.8 million as of March 31, 2019 and December 31, 2018, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets, were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Revenues by country:
United States	$419,992	$383,796
Canada	74,995	76,127
Total revenues	$494,987	$459,923
Income before income taxes by country:
United States	$80,735	$63,214
Canada	21,633	19,749
Total income before income taxes	$102,368	$82,963

	March 31, 2019	December 31, 2018
	(In thousands)
Long-lived assets by country:
United States	$31,288	$30,999
Canada	5,073	4,997
Total long-lived assets	$36,361	$35,996

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$11,774	$220	$(40)	$11,954
Foreign government	155,710	5,975	(178)	161,507
States and political subdivisions	67,903	1,945	(124)	69,724
Corporates	1,407,274	30,372	(6,075)	1,431,571
Residential mortgage-backed securities	200,259	3,695	(500)	203,454
Commercial mortgage-backed securities	128,220	2,391	(755)	129,856
Other asset-backed securities	80,484	456	(304)	80,636
Total fixed-maturity securities(1)	2,051,624	45,054	(7,976)	2,088,702
Short-term investments	8,230	-	-	8,230
Total fixed-maturity and short-term investments	$2,059,854	$45,054	$(7,976)	$2,096,932

(1)	Includes $0.1 million of other-than-temporary impairment (“OTTI”) losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).
	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$12,115	$176	$(58)	$12,233
Foreign government	155,723	3,347	(958)	158,112
States and political subdivisions	59,075	1,202	(271)	60,006
Corporates	1,447,075	11,916	(24,773)	1,434,218
Residential mortgage-backed securities	191,245	2,439	(1,733)	191,951
Commercial mortgage-backed securities	131,279	1,712	(1,636)	131,355
Other asset-backed securities	82,310	205	(755)	81,760
Total fixed-maturity securities(1)	2,078,822	20,997	(30,184)	2,069,635
Short-term investments	8,171	-	-	8,171
Total fixed-maturity and short-term investments	$2,086,993	$20,997	$(30,184)	$2,077,806

(1)	Includes $0.1 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of March 31, 2019 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$195,958	$197,079
Due after one year through five years	880,992	896,193
Due after five years through 10 years	504,736	514,884
Due after 10 years	60,975	66,600
	1,642,661	1,674,756
Mortgage- and asset-backed securities	408,963	413,946
Total AFS fixed-maturity securities	$2,051,624	$2,088,702

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale investments was as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Net unrealized investment gains (losses) on available-for-sale securities including OTTI:
Available-for-sale securities	$37,078	$(9,187)
OTTI	134	147
Net unrealized investment gains (losses) on available-for-sale securities excluding OTTI	37,212	(9,040)
Deferred income taxes	(8,190)	1,787
Net unrealized investment gains (losses) on available-for-sale securities excluding OTTI, net of tax	$29,022	$(7,253)

Trading Securities. The cost and fair value of the fixed-maturity securities classified as trading securities were as follows:

	March 31, 2019		December 31, 2018
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$26,502	$26,556	$13,597	$13,610

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

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its condensed consolidated financial statements.

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of March 31, 2019, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $22.3 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 4 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 12 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.7 million and $10.1 million as of March 31, 2019 and December 31, 2018, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $64.9 million and $52.6 million as of March 31, 2019 and December 31, 2018, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Fixed-maturity securities (available-for-sale)	$20,333	$19,288
Fixed-maturity security (held-to-maturity)	10,674	8,373
Equity securities	487	513
Policy loans and other invested assets	320	279
Cash and cash equivalents	1,203	718
Total return on deposit asset underlying 10% coinsurance agreement(1)	3,902	(107)
Gross investment income	36,919	29,064
Investment expenses	(2,134)	(1,674)
Investment income net of investment expenses	34,785	27,390
Interest expense on surplus note	(10,674)	(8,373)
Net investment income	$24,111	$19,017

(1)

Includes $2.1 million and $(1.3) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three months ended March 31, 2019 and 2018, respectively.

The components of net realized investment gains (losses) recognized in net income as well as details on gross realized investment gains and losses were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$178	$383
Gross losses from sales of available-for-sale securities	(243)	(18)
OTTI losses of available-for-sale securities	-	(49)
Net gains (losses) recognized in net income during the period on equity securities	2,901	(1,945)
Gains (losses) from bifurcated options	-	(27)
Gains (losses) on trading securities	11	-
Net realized investment gains (losses)	2,847	(1,656)

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Proceeds from sales or other redemptions	$115,439	$119,982

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Net gains (losses) recognized on equity securities	$2,901	$(1,945)
Less: Net gains (losses) recognized on equity securities sold	(254)	-
Net gains (losses) recognized in net income on equity securities still held as of period-end	$3,155	$(1,945)

Other-Than-Temporary Impairment. We conduct a review each quarter to identify and evaluate impaired investments that have indications of possible OTTI. An investment in a debt security is impaired if its fair value falls below its cost. Factors considered in determining whether an impairment is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects for the issuer, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may be maturity for fixed-maturity securities. We also consider our anticipated sources of cash to fund operating activities and share repurchases when assessing our ability and intent to hold invested assets to allow for the recovery of cost basis in determining whether to recognize OTTI related to such invested assets.

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $606.6 million and $1,239.6 million as of March 31, 2019 and December 31, 2018, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2019
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$121	$0	1	$6,098	$(40)	6
Foreign government	1,531	(4)	1	23,679	(174)	27
States and political subdivisions	-	-	-	19,105	(124)	17
Corporates	51,358	(713)	40	327,399	(5,362)	276
Residential mortgage-backed securities	5,969	(14)	6	50,620	(486)	29
Commercial mortgage-backed securities	3,119	(11)	5	70,052	(744)	69
Other asset-backed securities	7,713	(48)	20	31,908	(256)	42
Total fixed-maturity securities	$69,811	$(790)		$528,861	$(7,186)

	December 31, 2018
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,668	$(10)	1	$4,541	$(48)	6
Foreign government	7,326	(170)	7	52,086	(788)	54
States and political subdivisions	2,644	(9)	3	23,324	(262)	20
Corporates	489,880	(10,649)	396	360,516	(14,124)	321
Residential mortgage-backed securities	32,725	(86)	14	71,308	(1,647)	41
Commercial mortgage-backed securities	31,129	(173)	20	78,911	(1,463)	77
Other asset-backed securities	19,363	(184)	35	33,989	(571)	41
Total fixed-maturity securities	584,735	(11,281)		624,675	(18,903)

As of March 31, 2019, the unrealized losses on our available-for-sale security portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	March 31, 2019		December 31, 2018
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$3	$227	$3	$227

OTTI recognized in earnings on available-for-sale securities were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
OTTI on fixed-maturity securities not in default	$-	$49
OTTI on fixed-maturity securities in default	-	-
OTTI on equity securities	-	-
Total OTTI recognized in earnings	$-	$49

No OTTI was recognized during the three months ended March 31, 2019 as we sold all securities that were identified during the period as other-than-temporarily impaired prior to March 31, 2019. Losses realized upon the sale of impaired securities were recognized in the gross losses from sales of available-for-sale securities component of net realized investment gains (losses).

OTTI recognized in earnings for available-for-sale securities were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$-	$49
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	-	-
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell before recovery	-	49
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	-	-
OTTI recognized in earnings	$-	$49

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held was as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$2,511	$4,346
Additions for securities where no OTTI were recognized prior to the beginning of the period	-	-
Additions for securities where OTTI have been recognized prior to the beginning of the period	-	49
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit-impaired securities	(44)	(97)
Reductions for exchanges of securities previously impaired	-	-
Cumulative OTTI recognized in net income for securities still held, end of period	$2,467	$4,298

As of March 31, 2019, no cumulative impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of March 31, 2019 and December 31, 2018. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$11,954	$-	$11,954
Foreign government	-	161,507	-	161,507
States and political subdivisions	-	69,724	-	69,724
Corporates	3,119	1,428,449	3	1,431,571
Residential mortgage-backed securities	-	203,269	185	203,454
Commercial mortgage-backed securities	-	129,856	-	129,856
Other asset-backed securities	-	80,636	-	80,636
Short-term investments	-	8,230	-	8,230
Total available-for-sale securities	3,119	2,093,625	188	2,096,932
Equity securities	36,630	1,025	193	37,848
Trading securities	-	26,556	-	26,556
Separate accounts	-	2,368,760	-	2,368,760
Total fair value assets	$39,749	$4,489,966	$381	$4,530,096
Fair value liabilities:
Separate accounts	$-	$2,368,760	$-	$2,368,760
Total fair value liabilities	$-	$2,368,760	$-	$2,368,760

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$12,233	$-	$12,233
Foreign government	-	158,112	-	158,112
States and political subdivisions	-	60,006	-	60,006
Corporates	2,869	1,431,346	3	1,434,218
Residential mortgage-backed securities	-	191,720	231	191,951
Commercial mortgage-backed securities	-	131,355	-	131,355
Other asset-backed securities	-	81,259	501	81,760
Short-term investments	-	8,171	-	8,171
Total available-for-sale securities	2,869	2,074,202	735	2,077,806
Equity securities	36,473	1,020	186	37,679
Trading securities	-	13,610	-	13,610
Separate accounts	-	2,195,501	-	2,195,501
Total fair value assets	$39,342	$4,284,333	$921	$4,324,596
Fair value liabilities:
Separate accounts	$-	$2,195,501	$-	$2,195,501

In estimating fair value of our investments, we use a third-party pricing service for 95% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly-traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating), liquidity and yield based on quality rating, average life and U.S. Treasury yields. All observable data inputs are corroborated by independent third-party data. We also corroborate pricing information provided by our third-party pricing service by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and/or independently developed pricing methodologies.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31, (1)
	2019	2018
	(In thousands)
Level 3 assets, beginning of period	$921	$567
Net unrealized gains (losses) included in other comprehensive income	(6)	(9)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	8	18
Settlements	(44)	(41)
Transfers into Level 3	-	-
Transfers out of Level 3 (2)	(498)	-
Level 3 assets, end of period	$381	$535

(1)

Activities for investments that enter Level 3 in one quarter and exit Level 3 in another quarter within the same fiscal year are not eliminated until year-end when only the full year amounts are presented.

(2)

During the three months ended March 31, 2019, transfers out of Level 3 assets primarily consisted of newly issued fixed-maturity securities in the previous quarter for which observable inputs, most notably quoted prices, used to derive valuations became readily available.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three months ended March 31, 2019 and 2018.

The carrying values and estimated fair values of our financial instruments were as follows:

	March 31, 2019		December 31, 2018
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,088,702	$2,088,702	$2,069,635	$2,069,635
Fixed-maturity security (held-to-maturity) (3)	1,036,110	1,058,428	970,390	945,331
Short-term investments (available-for-sale)	8,230	8,230	8,171	8,171
Equity securities	37,848	37,848	37,679	37,679
Trading securities	26,556	26,556	13,610	13,610
Policy loans (3)	30,783	30,783	31,501	31,501
Deposit asset underlying 10% coinsurance agreement (3)	230,982	230,982	228,974	228,974
Separate accounts	2,368,760	2,368,760	2,195,501	2,195,501
Liabilities:
Notes payable (1) (2)	$373,755	$394,025	$373,661	$384,909
Surplus note (1) (3)	1,035,421	1,058,428	969,685	945,331
Separate accounts	2,368,760	2,368,760	2,195,501	2,195,501

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a level 2 fair value measurement.
(3)	Classified as a level 3 fair value measurement.

The fair values of financial instruments presented above are estimates of the fair values at a specific point in time using various sources and methods, including market quotations and a complex matrix system that takes into account issuer sector, quality, and spreads in the current marketplace.

Financial Instruments Recognized at Fair Value in the Balance Sheet. Estimated fair values of investments in available-for-sale fixed-maturity securities and short-term investments are principally a function of current spreads and interest rates that are corroborated by independent third-party data. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Trading and equity securities, including common and nonredeemable preferred stocks, are carried at fair value. Segregated funds in separate accounts are carried at the underlying value of the variable insurance contracts, which is fair value.

(5) Reinsurance

We use reinsurance extensively, which has a significant effect on our results of operations. Reinsurance arrangements do not relieve us of our primary obligation to the policyholder. We monitor the concentration of credit risk we have with any reinsurer, as well as the financial condition of the reinsurers.

Details on in-force life insurance were as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Direct life insurance in force	$788,457,365	$783,979,673
Amounts ceded to other companies	(685,589,156)	(682,708,797)
Net life insurance in force	$102,868,209	$101,270,876
Percentage of reinsured life insurance in force	87%	87%

Reinsurance recoverables includes ceded reserve balances and ceded claim liabilities. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	March 31, 2019		December 31, 2018
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,756,881	NR	$2,701,326	NR
SCOR Global Life Reinsurance Companies (3)	348,834	A+	348,109	A+
Munich Re of Malta (2) (5)	282,407	NR	276,154	NR
Swiss Re Life & Health America Inc. (4)	229,459	A+	234,643	A+
American Health and Life Insurance Company (2)	170,431	B+	170,628	B+
Munich American Reassurance Company	117,068	A+	114,604	A+
Korean Reinsurance Company	104,462	A	104,101	A
RGA Reinsurance Company	91,554	A+	90,989	A+
Hannover Life Reassurance Company	31,037	A+	31,729	A+
TOA Reinsurance Company	26,089	A	25,434	A
All other reinsurers	44,681	-	43,852	-
Reinsurance recoverables	$4,202,903		$4,141,569

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

Benefits and claims ceded to reinsurers during the three months ended March 31, 2019 and 2018 were $332.6 million and $340.3 million, respectively.

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Policy claims and other benefits payable, beginning of period	$313,862	$307,401
Less reinsured policy claims and other benefits payable	318,653	322,137
Net balance, beginning of period	(4,791)	(14,736)
Incurred related to current year	47,973	47,787
Incurred related to prior years (1)	(2,095)	(2,250)
Total incurred	45,878	45,537
Claims paid related to current year, net of reinsured policy claims received	(135,225)	(143,302)
Reinsured policy claims received related to prior years, net of claims paid	13,795	23,287
Total paid	(121,430)	(120,015)
Foreign currency translation	160	(167)
Net balance, end of period	(80,183)	(89,381)
Add reinsured policy claims and other benefits payable	388,605	397,700
Balance, end of period	$308,422	$308,319

(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period-end and the actual incurred claims reported after period-end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Common stock, beginning of period	42,694	44,251
Shares issued for stock options exercised	-	-
Shares of common stock issued upon lapse of restricted stock units (“RSUs”)	231	223
Common stock retired	(526)	(521)
Common stock, end of period	42,399	43,953

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of March 31, 2019, we had a total of 473,128 RSUs and 92,108 PSUs outstanding. The PSU outstanding balance is based on the targeted number of PSUs granted pursuant to the award agreement; however, the actual number of PSUs that vest could be higher or lower based on actual versus targeted performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

On February 7, 2019, our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through June 30, 2020 (the “share repurchase program”). Under the share repurchase program, we repurchased 473,138 shares of our common stock in the open market for an aggregate purchase price of $53.6 million through March 31, 2019. Approximately $221.4 million remains available for repurchases of our outstanding common stock under the share repurchase program as of March 31, 2019.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended March 31,
	2019	2018
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$79,165	$65,715
Income attributable to unvested participating securities	(401)	(425)
Net income used in calculating basic EPS	$78,764	$65,290
Denominator:
Weighted-average vested shares	42,824	44,740
Basic EPS	$1.84	$1.46

Diluted EPS:
Numerator:
Net income	$79,165	$65,715
Income attributable to unvested participating securities	(400)	(424)
Net income used in calculating diluted EPS	$78,765	$65,291
Denominator:
Weighted-average vested shares	42,824	44,740
Dilutive effect of incremental shares to be issued for contingently-issuable shares	118	115
Weighted-average shares used in calculating diluted EPS	42,942	44,855
Diluted EPS	$1.83	$1.46

(9) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“OIP”). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Since 2010, the Company has issued equity awards under the OIP to our management (officers and other key employees), non-employees who serve on our Board of Directors, and sales force leaders. For more information on equity awards granted under the OIP, see Note 14 (Share-Based Transactions) to our consolidated financial statements within our 2018 Annual Report.

In connection with our granting of equity awards to management and members of the Board of Directors, we recognize expense over the requisite service period of the equity award. We defer and amortize the fair value of equity awards granted to the sales force in the same manner as other deferred policy acquisition costs for those awards that are an incremental direct cost of successful acquisitions of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred. All equity awards granted to the sales force that are not directly related to the successful acquisition of life insurance policies are recognized as expense as incurred, which is in the quarter granted and earned.

The impacts of equity awards granted are as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Total equity awards expense recognized	$10,883	$11,502
Quarterly incentive awards expense deferred	2,279	2,494

On February 26, 2019, the Compensation Committee of our Board of Directors granted the following equity awards to employees as part of the annual approval of management incentive compensation:

•

73,817 RSUs awarded to management with a measurement-date fair value of $122.62 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

25,483 PSUs awarded under the OIP to our four top executives with a measurement-date fair value of $122.62 per unit. The PSUs will be earned on March 1, 2022 contingent upon the Company achieving a targeted annual average three-year return on adjusted equity (“ROAE”) for the period from January 1, 2019 through December 31, 2021. The actual number of common shares that will be issued will vary based on the actual ROAE relative to the targeted ROAE and can range from zero to 38,224 shares.

All awards granted to employees on February 26, 2019 vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately vest for a retirement eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE ending on December 31, 2021, even if that employee retires prior to the completion of the three-year performance period.

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of March 31, 2019, the amount of the LOC outstanding was $288.1 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of March 31, 2019, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

Further discussion on the Company’s letter of credit is included in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2018 Annual Report.

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

(11) Other Comprehensive Income

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$6,167	$(8,401)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$6,167	$(8,401)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$46,200	$(32,343)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	9,965	(6,850)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	36,235	(25,493)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	65	(316)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	14	(66)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	51	(250)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$36,286	$(25,743)

(12) Debt

Notes Payable. As of March 31, 2019, the Company had $375.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022. As of March 31, 2019, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended March 31, 2019.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2018 Annual Report.

Surplus Note. As of March 31, 2019, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.0 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2018 Annual Report.

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of March 31, 2019, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility during the three months ended March 31, 2019.

(13) Revenue from Contracts with Customers

Our revenues from contracts with customers primarily include:

•

Commissions and fees earned for the marketing and distribution of investment and savings products underwritten by mutual fund companies and annuity providers. For purposes of revenue recognition, mutual fund companies and annuity providers are considered the customers in marketing and distribution arrangements.

•	Fees earned for investment advisory and administrative services within our managed investments programs.
•	Account-based fees for transfer agent recordkeeping functions and non-bank custodial services.
•	Fees associated with the distribution of other third-party financial products.
•

Other revenue from the sale of miscellaneous products and services including monthly subscription fees from the sales representatives for access to Primerica Online (“POL”), our primary sales force support tool.

Premiums from insurance contracts we underwrite, fees received from segregated funds insurance contracts, and income earned on our invested assets are excluded from the definition of revenues from contracts with customers in accordance with U.S. GAAP.

Further discussion on the Company’s revenues from contracts with customers and revenue recognition policies are included in Note 18 (Revenue from Contracts with Customers) to our consolidated financial statements within our 2018 Annual Report.

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$9,744	$10,415
Total segment revenues from contracts with customers	9,744	10,415
Revenues from sources other than contracts with customers	287,099	259,894
Total Term Life Insurance segment revenues	$296,843	$270,309

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$66,997	$64,461
Asset-based revenues	59,754	59,540
Account-based revenues	19,613	20,595
Other, net	2,423	2,336
Total segment revenues from contracts with customers	148,787	146,932
Revenues from sources other than contracts with customers (segregated funds)	13,885	15,109
Total Investment and Savings Products segment revenues	$162,672	$162,041

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$7,066	$7,122
Other, net	1,056	1,146
Total segment revenues from contracts with customers	8,122	8,268
Revenues from sources other than contracts with customers	27,350	19,305
Total Corporate and Other Distributed Products segment revenues	$35,472	$27,573

(1)

Commissions and fees for the three months ended March 31, 2019 include $1.1 million attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

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

Contract Balances. For revenue associated with ongoing renewal commissions we receive subsequent to the satisfaction of our performance obligation, we record a contract asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the sale or referral, less amounts that are constrained in other assets. The contract asset is reduced for commissions that are billed and become due receivables from product providers during the reporting period.

Activity in the contract asset account was as follows:

	Three months ended March 31,
	2019		2018
	(In thousands)
Balance, beginning of period	$50,119	(1)	$48,533
Current period sales, net of collection of renewal commissions	(28)		(120)
Balance, at the end of period	$50,091		$48,413

(1)	Reclassed to Other assets from Agent balances, due premiums and other receivables in the accompanying Condensed Consolidated Balance Sheets to conform with current year reporting.

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the three months ended March 31, 2019.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(14) Leases

We have operating leases for our executive office operations and other real estate leases of office space and finance leases for certain office equipment. Our leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year, exercisable at the Company’s discretion. Operating lease right-of-use assets and operating lease liabilities are presented separately in our condensed consolidated balance sheets.  As of March 31, 2019, finance right-of-use assets of $0.7 million and finance lease liabilities of $0.8 million were recorded within other assets and other liabilities, respectively, within our condensed consolidated balance sheets. The Company determines its lease liabilities, which are measured at the present value of future lease payments, using the Company’s incremental secured borrowing rate that is commensurate with the term of the underlying lease or the rate implicit in the lease if readily determinable.

The components of lease expense were as follows:

Three months ended March 31,
2019
(In thousands)
Operating lease cost
Operating lease cost	$1,914
Variable lease cost (includes taxes, common area maintenance and insurance)	$156

Finance lease cost
Depreciation of finance lease assets	$69
Interest on lease liabilities	10
Total lease cost	$2,149

Other information related to leases was as follows:

Three months ended March 31,
2019
(In thousands)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,880
Operating cash flows from finance leases (1)	12
Financing cash flows from finance leases	70

March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	9 years
Finance leases	3 years

Weighted Average Discount Rate
Operating leases	5.4%
Finance leases	4.6%

(1)Included in change in other operating assets and liabilities, net in the accompanying condensed consolidated statements of cash flows.

Future minimum lease payments under non-cancellable leases were as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2019 (excluding the three months ended March 31, 2019)	$5,681	$233
2020	7,254	287
2021	7,124	232
2022	7,189	64
2023	7,195	4
Thereafter	35,650	-
Total minimum rental commitments for operating leases	70,093	820
Less imputed interest	13,381	57
Total lease liabilities	$56,712	$763

The following disclosures for the comparative periods presented in accordance with ASC 840 have been carried forward.

Total minimum rent expense for operating leases for the three months ended March 31, 2018 was $1.8 million. We had no contingent rent expense during the three months ended March 31, 2018.

As of December 31, 2018, the minimum aggregate rental commitments for operating leases were as follows:

December 31, 2018
(In thousands)
2019	$7,459
2020	7,174
2021	7,038
2022	7,120
2023	7,094
Thereafter	34,901
Total minimum rental commitments for operating leases	$70,786

As of December 31, 2018, the aggregate balance of our capital lease liabilities was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2018 to March 31, 2019. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2018 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•	Business Overview
•	Business Trends and Conditions
•	Factors Affecting Our Results
•	Critical Accounting Estimates
•	Results of Operations
•	Financial Condition
•	Liquidity and Capital Resources

Business Overview

We are a leading provider of financial products to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“sales representatives” or “sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We have two primary operating segments, Term Life Insurance and Investment and Savings Products; and a third segment, Corporate and Other Distributed Products.

Term Life Insurance. We distribute the term life insurance products that we underwrite through our three issuing life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”), National Benefit Life Insurance Company (“NBLIC”), and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Policies remain in force until the expiration of the coverage period or until the policyholder ceases to make premium payments. Our in-force term life insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. While premiums typically remain level during the initial term period, our claim obligations generally increase as our policyholders age. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of policy lapses and the payment of expected claims obligations.

Investment and Savings Products. In the United States, we distribute mutual funds, managed investments, variable annuity, and fixed annuity products of several third-party companies. We provide investment advisory and administrative services for client assets invested in our managed investments program. We also perform distinct transfer agent recordkeeping services and non-bank custodial services for investors purchasing certain mutual funds we distribute. In Canada, we offer our own Primerica-branded mutual funds, as well as mutual funds of other companies, and segregated funds, which are underwritten by Primerica Life Canada.

Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including closed blocks of various insurance products underwritten by NBLIC, prepaid legal services, and other financial products. These products, except for closed blocks of various insurance products underwritten by NBLIC, are distributed pursuant to distribution arrangements with third-party companies through the independent sales force. Net investment income earned on our invested asset portfolio is recorded in our Corporate and Other Distributed Products segment, with the exception of the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs.  Interest expense incurred by the Company is attributed solely to the Corporate and Other Distributed Products segment.

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

Size of the Independent Sales Force.

Our ability to increase the size of the independent sales force (“sales representatives” or “sales force”) is largely based on the success of the sales force’s recruiting efforts as well as training and motivating recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Changes in the number of new recruits do not always result in commensurate changes in the size of the licensed sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended March 31,
	2019	2018
New recruits	63,223	76,230
New life-licensed sales representatives	10,065	11,730

New recruits decreased during the three months ended March 31, 2019 compared to the same period in 2018 as we experienced a slowed momentum phase in the recruiting cycle after a sustained period of growth prior to 2019.

New life-licensed sales representatives decreased during the three months ended March 31, 2019 compared to the same period in 2018 as it largely followed the trend of slower recruiting momentum.

The size of the life-licensed independent sales force was as follows:

	March 31, 2019	December 31, 2018
Life-licensed sales representatives	129,821	130,736

The size of the life-licensed sales representatives remained relatively unchanged as of March 31, 2019 compared to December 31, 2018 primarily as the number of new life-licensed representatives were offset by non-renewals during the first quarter of 2019.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended March 31,
	2019	2018
Average number of life-licensed sales representatives	130,117	126,361
Number of new policies issued	64,242	70,821
Average monthly rate of new policies issued per life-licensed sales representative	0.16	0.19

The slowdown in momentum also contributed to the decline in productivity and new life insurance policies issued during the three months ended March 31, 2019 versus the comparable period in 2018. Productivity, measured by the average monthly rate of new policies issued per life-licensed sales representative, during the three months ended March 31, 2019 was lower than the comparable period in 2018 and was below our typical experience range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2019	% of beginning balance	2018	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$781,041		$763,831
Net change in face amount:
Issued face amount	20,925	3%	22,258	3%
Terminations	(18,383)	(2)%	(17,788)	(2)%
Foreign currency	1,969	*	(2,570)	*
Net change in face amount	4,511	1%	1,900	*
Face amount in force, end of period	$785,552		$765,731
*	Less than 1%.

The face amount of term life policies in force increased 3% as of March 31, 2019 compared to the same period in 2018 as the level of face amount issued continued to exceed the face amount of terminations.  As a percentage of the beginning face amount in force, issued face amount as well as terminated face amount during the three months ended March 31, 2019 remained consistent with the comparable period. The strengthening of the Canadian dollar spot rate relative to the U.S. dollar during the three months ended March 31, 2019 also contributed to the increase in face amount.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended March 31,		Change
	2019	2018	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$954	$1,068	$(114)	(11)%
Annuities and other	547	444	103	23%
Total sales-based revenue generating product sales	1,501	1,512	(11)	(1)%
Managed investments	162	189	(27)	(14)%
Segregated funds and other	94	82	12	15%
Total product sales	$1,757	$1,783	$(26)	(1)%
Average client asset values:
Retail mutual funds	$37,657	$38,183	$(526)	(1)%
Annuities and other	18,240	18,272	(32)	*
Managed investments	3,241	2,739	502	18%
Segregated funds	2,314	2,510	(196)	(8)%
Total average client asset values	$61,452	$61,704	$(252)	*
*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Three months ended March 31,
	2019	% of beginning balance	2018	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$57,704		$61,167
Net change in asset values:
Inflows	1,757	3%	1,783	3%
Redemptions	(1,530)	(3)%	(1,571)	(3)%
Net flows	227	*	212	*
Change in fair value, net	5,470	9%	(276)	*
Foreign currency, net	201	*	(283)	*
Net change in asset values	5,898	10%	(347)	(1)%
Asset values, end of period	$63,602		$60,820
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended March 31,		Change
	2019	2018	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	1,998	2,130	(132)	(6)%
Recordkeeping only	641	665	(24)	(4)%
Total average number of fee- generating positions	2,639	2,795	(156)	(6)%
(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions during the Three Months Ended March 31, 2019

Product sales. Investment and savings products sales decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to lower demand for retail mutual fund products as a result of recent market volatility, in particular lower equity prices at the end of 2018 and the beginning of 2019.  As the current year period progressed, positive movements in the equity markets led to an increase in demand for retail mutual funds.  Partially offsetting the year over year decrease in mutual fund sales was an increase in annuity sales as a result of continued demand within the industry for products with guarantees.

Average client asset values. Although equity market trends were generally positive during the first quarter of 2019 and managed account client assets values continued to grow as a result of the rollout of the Lifetime Investments Platform, average client asset values decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to lower equity market levels at the end of 2018 and the beginning of 2019.

Rollforward of client asset values. The increase in client asset values during the three months ended March 31, 2019 was primarily due to positive market performance during the first quarter of 2019 and continued inflows from product sales, which outpaced redemptions.

Average number of fee-generating positions. The average number of fee-generating positions decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the completed transition of our clients’ managed investments from Freedom Portfolios, for which we earned transfer agent recordkeeping fees and custodial fees, to the Lifetime Investments Platform, for which we do not earn transfer agent recordkeeping fees or custodial fees.  Partially offsetting the impact from the managed account transition was an increase in the number of retail mutual fund positions for which we earn these fees.  With the transition of Freedom Portfolios to the Lifetime Investment Platform now complete, we will only earn transfer agent recordkeeping fees and custodial fees on retail mutual fund positions on our transfer agent recordkeeping platform.

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

In addition to federal regulators, certain states, including Nevada, New Jersey, and New York, have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such laws or regulations could have on our business vary from state to state depending on the content of the legislation or regulation and how it is applied by state regulators and interpreted by the courts. With respect to New York, which has issued its final regulations, we are making or will have made modest changes to our sales processes and do not anticipate any significant disruption to the business.  With respect to the other states, where there is significant uncertainty concerning what, if any, final rule will take effect, we cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

On September 13, 2018, the CSA published for comment proposed amendments that would prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada. The CSA has indicated that the prohibition of upfront sales commissions by fund companies will eliminate the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada. These proposed amendments follow the June 21, 2018 publication of the CSA’s policy decision on embedded commissions and its proposed Client Focused Reforms. Under proposed enhanced conflict of interest rules in the Client Focused Reforms, all embedded commissions would be considered conflicts that must be addressed in the best interests of clients or avoided.  If such rules are adopted as currently proposed, changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada will be necessary.

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

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of sales representatives generally remains within a range (i.e., an average monthly rate of new policies issued per life-licensed sales representative between 0.18 and 0.22). The volume of our term life insurance products sales will fluctuate in the short-term, but over the longer term, our sales volume will generally correlate to the size of the sales force.

Pricing assumptions. Our pricing methodology is intended to provide us with appropriate profit margins for the risks we assume. We determine pricing classifications based on the coverage sought, such as the size and term of the policy, and certain policyholder attributes, such as age and health. In addition, we generally utilize unisex rates for our term life insurance policies. The pricing assumptions that underlie our rates are based upon our best estimates of mortality, persistency, disability rates, interest rates at the time of issuance, sales force commission rates, issue and underwriting expenses, operating expenses and the characteristics of the insureds, including the distribution of sex, age, underwriting class, product and amount of coverage. Our results will be affected to the extent there is a variance between our pricing assumptions and actual experience.

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

•

Disability. Our profitability will fluctuate to the extent actual disability rates, including recovery rates for individuals currently disabled, differ from the assumptions that are locked-in at the time of issue or time of disability.

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

In 2010, as part of our corporate reorganization and the initial public offering of our common stock, we entered into significant coinsurance transactions (the “IPO coinsurance transactions”) and ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We administer all such policies subject to these coinsurance agreements. Beginning in 2017, policies reaching the end of their initial level term period are no longer ceded under the IPO coinsurance transactions.

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

Sales. We earn commissions and fees, such as dealer re-allowances and marketing and distribution fees, based on sales of mutual fund products and annuities. Sales of investment and savings products are influenced by the overall demand for investment products in the United States and Canada, as well as by the size and productivity of the sales force. We generally experience seasonality in our Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients' tax return preparation season. While we believe the size of the sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, which may have a significantly greater effect on sales volume in any given fiscal period.

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

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”), redundant reserve financing transactions, our revolving credit facility, and common stock. See Note 12 (Debt) and Note 7 (Stockholders’ Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our consolidated financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk included in our 2018 Annual Report and Note 2 (Segment and Geographical Information) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2018 Annual Report. The most significant items on our condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Accounting Policy Changes. During the three months ended March 31, 2019, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2018 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2019	2018	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$677,286	$656,087	$21,199	3%
Ceded premiums	(389,795)	(394,249)	(4,454)	(1)%
Net premiums	287,491	261,838	25,653	10%
Commissions and fees	167,315	166,827	488	*
Investment income net of investment expenses	34,785	27,390	7,395	27%
Interest expense on surplus note	(10,674)	(8,373)	2,301	27%
Net investment income	24,111	19,017	5,094	27%
Realized investment gains (losses), including other-than-temporary impairment losses	2,847	(1,656)	4,503	*
Other, net	13,223	13,897	(674)	(5)%
Total revenues	494,987	459,923	35,064	8%

Benefits and expenses:
Benefits and claims	122,284	116,890	5,394	5%
Amortization of DAC	64,628	60,165	4,463	7%
Sales commissions	83,799	82,519	1,280	2%
Insurance expenses	43,402	41,109	2,293	6%
Insurance commissions	5,619	5,877	(258)	(4)%
Interest expense	7,180	7,173	7	*
Other operating expenses	65,707	63,227	2,480	4%
Total benefits and expenses	392,619	376,960	15,659	4%
Income before income taxes	102,368	82,963	19,405	23%
Income taxes	23,203	17,248	5,955	35%
Net income	$79,165	$65,715	$13,450	20%
*	Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2019

Total revenues. Total revenues increased during the three months ended March 31, 2019 compared to the same period in 2018 driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these same transactions is reflected in the decline in ceded premiums.

Net investment income increased during the three months ended March 31, 2019 compared to the same period in 2018 largely due to the positive impact from a higher total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.  The $4 million higher total return on this deposit asset was due to a favorable mark to market as fixed income prices rose during the current year period and fell during the prior year period, as well as higher book earnings on the deposit asset as the duration and book yield of the investments comprising the deposit asset have both increased since the prior year period.  A larger invested asset portfolio also contributed approximately $1.6 million to the higher net investment income when compared to the prior period. Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Realized investment gains (losses), including other-than-temporary impairment (“OTTI”) losses increased to a gain during the three months ended March 31, 2019 compared to a loss for the same period in 2018 as a result of changes in the value of equity securities held within our investment portfolio which are marked to market through the income statement.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 led by growth in premium-related costs, which include benefits and claims and amortization of DAC. Insurance expenses and other operating expenses were higher due to an increase of approximately $2.3 million in technology related expenses as well as $2.4 million of increased expenses for annual employee merit increases and other expenses to support the growth of the business.

Income taxes. Our effective income tax rate for the three months ended March 31, 2019 was 22.7%, up from 20.8% in the same period in 2018.  The increase in the effective income tax rate was primarily attributable to the recognition of a transitional adjustment resulting in a tax benefit during 2018 related to the Tax Cuts and Jobs Acts of 2017.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2019	2018	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$670,755	$649,366	$21,389	3%
Ceded premiums	(388,100)	(392,561)	(4,461)	(1)%
Net premiums	282,655	256,805	25,850	10%
Allocated investment income	4,444	3,089	1,355	44%
Other, net	9,744	10,415	(671)	(6)%
Total revenues	296,843	270,309	26,534	10%
Benefits and expenses:
Benefits and claims	118,443	112,831	5,612	5%
Amortization of DAC	64,066	56,673	7,393	13%
Insurance expenses	41,832	38,956	2,876	7%
Insurance commissions	2,163	2,228	(65)	(3)%
Total benefits and expenses	226,504	210,688	15,816	8%
Income before income taxes	$70,339	$59,621	$10,718	18%

Results for the Three Months Ended March 31, 2019

Net premiums. Direct premiums increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 largely due to sales of new policies in recent periods that have contributed to growth in the in-force book of business. The decline in ceded premiums includes $15.7 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, partially offset by $11.2 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase in direct premiums combined with the reduction in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Benefits and claims. Benefits and claims increased during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the growth in net premiums. Claims experience was in-line with historical trends and was lower when compared to the same period in 2018.

Amortization of DAC. The amortization of DAC increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 largely due to growth in net premiums. Persistency during the first quarter of 2019 was generally in line with the comparable period in 2018.

Insurance expenses. Insurance expenses increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to $2.9 million in increases in expenses to support the growth of the business and annual employee merit increases.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2019	2018	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$66,997	$64,461	$2,536	4%
Asset-based revenues	73,639	74,649	(1,010)	(1)%
Account-based revenues	19,613	20,595	(982)	(5)%
Other, net	2,423	2,336	87	4%
Total revenues	162,672	162,041	631	*
Expenses:
Amortization of DAC	477	3,442	(2,965)	(86)%
Insurance commissions	3,025	3,199	(174)	(5)%
Sales commissions:
Sales-based	47,831	46,259	1,572	3%
Asset-based	32,343	32,484	(141)	*
Other operating expenses	36,312	36,673	(361)	(1)%
Total expenses	119,988	122,057	(2,069)	(2)%
Income before income taxes	$42,684	$39,984	$2,700	7%
*	Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2019

Commissions and fees. Commissions and fees increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 driven by growth in annuity product sales which have higher upfront commissions than other products. This increase was partially offset by decreases in asset- and account-based revenues.  Asset-based revenues decreased compared to the prior year period as average client asset values were lower during the period as a result of declines in the equity market at the end of 2018.  Account-based revenues decreased compared to the prior year period primarily due to the completed transition of clients’ managed Freedom Portfolio accounts, for which we earned transfer agent recordkeeping fees and custodial fees, to the Lifetime Investments Platform, for which we do not earn transfer agent recordkeeping fees or custodial fees.  Partially offsetting the impact from the managed account transition was an increase in the number of retail mutual fund positions for which we earn these fees.

Amortization of DAC. Amortization of DAC decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 largely due to favorable market performance of the funds underlying our Canadian segregated funds product in the first quarter of 2019 compared with unfavorable market performance in the first quarter of 2018.

Sales commissions. The increase in sales-based and decrease in asset-based commissions for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 were generally consistent with the increase in sales-based revenue and decrease in asset-based revenue, respectively.

Other operating expenses. Other operating expenses decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to the phase-in of reduced fees paid to a service provider on the Company’s transfer agent record keeping platform.  This was partially offset by increases due to annual employee merit increases and other expenses to support the growth of the business.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2019	2018	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$6,531	$6,721	$(190)	(3)%
Ceded premiums	(1,695)	(1,688)	7	*
Net premiums	4,836	5,033	(197)	(4)%
Commissions and fees	7,066	7,122	(56)	(1)%
Allocated investment income net of investment expenses	30,341	24,301	6,040	25%
Interest expense on surplus note	(10,674)	(8,373)	2,301	27%
Allocated net investment income	19,667	15,928	3,739	23%
Realized investment gains (losses), including other-than- temporary impairment losses	2,847	(1,656)	4,503	*
Other, net	1,056	1,146	(90)	(8)%
Total revenues	35,472	27,573	7,899	29%
Benefits and expenses:
Benefits and claims	3,841	4,059	(218)	(5)%
Amortization of DAC	85	50	35	70%
Insurance expenses	1,570	2,153	(583)	(27)%
Insurance commissions	431	450	(19)	(4)%
Sales commissions	3,625	3,776	(151)	(4)%
Interest expense	7,180	7,173	7	*
Other operating expenses	29,395	26,554	2,841	11%
Total benefits and expenses	46,127	44,215	1,912	4%
Loss before income taxes	$(10,655)	$(16,642)	$(5,987)	(36)%
*	Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2019

Total revenues. Total revenues during the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018 largely due to the increase in allocated investment income and realized investment gains as discussed in the Primerica, Inc. and Subsidiaries Results of Operations above.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased spending on technology and other business development expenses.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of March 31, 2019, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	March 31, 2019	December 31, 2018
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.6 years	3.5 years
Average book yield of our fixed-maturity portfolio	3.85%	3.89%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	March 31, 2019		December 31, 2018
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$443,886	21%	$444,466	21%
AA	226,866	11%	217,541	10%
A	475,137	23%	469,044	22%
BBB	868,985	42%	898,694	43%
Below investment grade	60,228	3%	59,368	4%
Not rated	3,078	*	3,319	*
Total	$2,078,180	100%	$2,092,432	100%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	March 31, 2019
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$23,954	$23,543	$411	AAA
Comcast Corp	15,320	15,184	136	A-
Province of Quebec Canada	13,486	12,510	976	AA-
Wells Fargo & Co	12,433	12,380	53	A-
Bank of America Corp	11,938	11,845	93	A-
Office Properties Income Trust	11,461	11,463	(2)	BBB-
Province of Alberta Canada	11,386	11,079	307	A+
Apple Inc	10,682	10,616	66	AA+
American Express Co	10,649	10,676	(27)	BBB+
Province of Ontario Canada	10,642	10,240	402	A+
Total – ten largest holdings	$131,951	$129,536	$2,415
Total – fixed-maturity securities	$2,115,258	$2,078,180
Percent of total fixed-maturity securities	6%	6%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of common shares outstanding. As of March 31, 2019, the Parent Company had cash and invested assets of $167.3 million.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2019	2018	$
	(In thousands)
Net cash provided by (used in) operating activities	$66,421	$44,334	$22,088
Net cash provided by (used in) investing activities	25,278	(70,020)	95,298
Net cash provided by (used in) financing activities	(74,987)	(62,842)	(12,145)
Effect of foreign exchange rate changes on cash	776	(849)	1,625
Change in cash and cash equivalents	$17,488	$(89,377)	$106,866

Operating Activities. Cash provided by operating activities increased during the three months ended March 31, 2019 versus the three months ended March 31, 2018 driven by growth in cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. The impact of direct premium growth and the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to generate positive incremental cash.

Investing Activities. Cash flows related to investing activities was a source of cash in 2019 as compared to a use of cash in 2018 as the Company accumulated a higher balance of cash and cash equivalents as of March 31, 2019 versus March 31, 2018. The accumulation of the higher cash balance in 2019 was largely a function of timing that was influenced by when our subsidiaries paid dividends to the Parent Company and when cash was able to be deployed to acquire fixed-maturity investment securities or repurchase shares..

Financing Activities. The increase in cash used in financing activities during the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to higher repurchases of common stock on a year-over-year basis. The timing of when the Company finalized its share repurchase strategy in 2019 allowed for share repurchases to occur throughout the entire quarter while repurchases in 2018 began in the middle of the quarter.

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

As of March 31, 2019, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of March 31, 2019, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

We have established Peach Re, Inc. (“Peach Re”) and Vidalia Re as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Primerica Life has ceded certain term life policies issued prior to 2011 to Peach Re as part of a Regulation XXX redundant reserve financing transaction (the “Peach Re Redundant Reserve Financing Transaction”) and has ceded certain term life policies issued in 2011 through 2017 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). These redundant reserve financing transactions allow us to more efficiently manage and deploy our capital.

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a standardized reserving formula. Primerica Life adopted PBR during the first quarter of 2018. The adoption of PBR facilitated extending the premium guarantees for Primerica Life for the entire initial term period for new sales. The PBR regulation significantly reduces the statutory policy benefit reserve requirements, but only applies to business issued after the effective date. As a result, we expect that the adoption of PBR will significantly reduce the need to engage in future redundant reserve financing transactions for business issued after the effective date. See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2018 Annual Report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022. We were in compliance with the covenants of the Senior Notes as of  March 31, 2019. No events of default occurred during the three months ended March 31, 2019.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2018.

Short-Term Borrowings. We had no short-term borrowings as of or during the three months ended March 31, 2019.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of March 31, 2019.

Credit Facility Agreement. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of March 31, 2019, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility in the three months ended March 31, 2019.

Contractual Obligations Update. There has been no material changes in contractual obligations from those disclosed in the 2018 Annual Report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposures to market risk since December 31, 2018. For details on the Company's interest rate, foreign currency exchange, and credit risks, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2018 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

The Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018 are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2019, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2019	192,626	$103.37	192,626	$45,088,757
February 1 - 28, 2019	130,607	117.21	130,531	239,789,219
March 1 - 31, 2019	203,343	123.32	149,981	221,383,551
Total	526,576	$114.51	473,138	$221,383,551

(1)

Consists of (a) repurchases and withholdings of 53,438 shares at an average price of $124.99 arising from share-based compensation tax withholdings and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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

Primerica, Inc.

May 8, 2019	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)