Form 10-Q
period 2019-06-30
Primerica, Inc.
filed 2019-08-08
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 41,880,767 shares of common stock, $0.01 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2019	December 31, 2018
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,144,445 in 2019 and $2,078,822 in 2018)	$2,216,260	$2,069,635
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,157,585 in 2019 and $945,331 in 2018)	1,087,790	970,390
Short-term investments available-for-sale, at fair value (amortized cost: $0 in 2019 and $8,171 in 2018)	-	8,171
Equity securities, at fair value (historical cost: $32,212 in 2019 and $34,997 in 2018)	38,897	37,679
Trading securities, at fair value (cost: $23,295 in 2019 and $13,597 in 2018)	23,375	13,610
Policy loans	33,527	31,501
Total investments	3,399,849	3,130,986
Cash and cash equivalents	244,975	262,138
Accrued investment income	17,434	17,057
Reinsurance recoverables	4,185,850	4,141,569
Deferred policy acquisition costs, net	2,238,315	2,133,920
Agent balances, due premiums and other receivables	238,367	215,139
Intangible assets, net (accumulated amortization: $83,737 in 2019 and $82,035 in 2018)	46,409	48,111
Income taxes	65,777	59,336
Operating lease right-of-use assets	49,381	-
Other assets	394,058	391,291
Separate account assets	2,437,291	2,195,501
Total assets	$13,317,706	$12,595,048

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,314,403	$6,168,157
Unearned and advance premiums	17,111	15,587
Policy claims and other benefits payable	322,417	313,862
Other policyholders’ funds	377,737	370,644
Notes payable	373,848	373,661
Surplus note	1,087,117	969,685
Income taxes	206,301	187,104
Operating lease liabilities	55,662	-
Other liabilities	496,027	486,772
Payable under securities lending	43,867	52,562
Separate account liabilities	2,437,291	2,195,501
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	11,731,781	11,133,535

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2019 and 2018; issued and outstanding 42,008 shares in 2019 and 42,694 shares in 2018)	420	427
Paid-in capital	-	-
Retained earnings	1,537,535	1,489,520
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(8,258)	(21,064)
Net unrealized investment gains (losses) on available-for-sale securities:
Net unrealized investment gains (losses) not other-than-temporarily impaired	56,288	(7,253)
Net unrealized investment losses other-than-temporarily impaired	(60)	(117)
Total stockholders’ equity	1,585,925	1,461,513
Total liabilities and stockholders’ equity	$13,317,706	$12,595,048

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$687,262	$667,191	$1,364,548	$1,323,278
Ceded premiums	(400,588)	(403,449)	(790,383)	(797,698)
Net premiums	286,674	263,742	574,165	525,580
Commissions and fees	178,468	167,940	345,783	334,767
Investment income net of investment expenses	36,637	29,082	71,424	56,472
Interest expense on surplus note	(11,769)	(9,052)	(22,444)	(17,425)
Net investment income	24,868	20,030	48,980	39,047
Realized investment gains (losses), including other-than- temporary impairment losses	1,067	1,313	3,914	(344)
Other, net	13,825	14,790	27,048	28,687
Total revenues	504,902	467,815	999,890	927,737

Benefits and expenses:
Benefits and claims	115,068	105,069	237,352	221,960
Amortization of deferred policy acquisition costs	58,762	53,847	123,390	114,011
Sales commissions	90,099	82,954	173,898	165,473
Insurance expenses	44,570	43,451	87,972	84,560
Insurance commissions	5,829	6,417	11,447	12,294
Interest expense	7,201	7,229	14,381	14,401
Other operating expenses	55,913	55,083	121,622	118,311
Total benefits and expenses	377,442	354,050	770,062	731,010
Income before income taxes	127,460	113,765	229,828	196,727
Income taxes	30,014	27,065	53,217	44,313
Net income	97,446	86,700	176,611	152,414

Earnings per share:
Basic earnings per share	$2.28	$1.96	$4.12	$3.41
Diluted earnings per share	$2.28	$1.95	$4.11	$3.40

Weighted-average shares used in computing earnings per share:
Basic	42,483	44,066	42,653	44,401
Diluted	42,619	44,207	42,780	44,529

Supplemental disclosures:
Total impairment losses	$(161)	$(54)	$(161)	$(103)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-	-
Net impairment losses recognized in earnings	(161)	(54)	(161)	(103)
Other net realized investment gains (losses)	251	828	197	1,165
Net gains (losses) recognized on equity securities	977	539	3,878	(1,406)
Net realized investment gains (losses), including other-than- temporary impairment losses	$1,067	$1,313	$3,914	$(344)

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$97,446	$86,700	$176,611	$152,414
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on investment securities	34,826	(15,578)	81,027	(47,920)
Reclassification adjustment for realized investment (gains) losses included in net income	(90)	(347)	(25)	(662)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	6,639	(5,902)	12,806	(14,304)
Total other comprehensive income (loss) before income taxes	41,375	(21,827)	93,808	(62,886)
Income tax expense (benefit) related to items of other comprehensive income (loss)	7,425	(3,379)	17,404	(10,293)
Other comprehensive income (loss), net of income taxes	33,950	(18,448)	76,404	(52,593)
Total comprehensive income	$131,396	$68,252	$253,015	$99,821

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Common stock:
Balance, beginning of period	$424	$440	$427	$443
Repurchases of common stock	(5)	(9)	(10)	(14)
Net issuance of common stock	1	1	3	3
Balance, end of period	420	432	420	432

Paid-in capital:
Balance, beginning of period	-	-	-	-
Share-based compensation	4,778	4,368	17,950	18,356
Net issuance of common stock	(1)	(1)	(3)	(3)
Repurchases of common stock	(4,777)	(4,367)	(17,947)	(18,353)
Balance, end of period	-	-	-	-

Retained earnings:
Balance, beginning of period	1,506,943	1,416,564	1,489,520	1,375,090
Cumulative effect from the adoption of new accounting standards, net	-	-	-	24,610
Net income	97,446	86,700	176,611	152,414
Dividends	(14,517)	(11,087)	(29,145)	(22,364)
Repurchases of common stock	(52,337)	(83,073)	(99,451)	(120,646)
Balance, end of period	1,537,535	1,409,104	1,537,535	1,409,104

Accumulated other comprehensive income (loss):
Balance, beginning of period	14,020	9,496	(28,434)	43,568
Cumulative effect from the adoption of new accounting standards, net	-	-	-	73
Change in foreign currency translation adjustment, net of income taxes	6,639	(5,902)	12,806	(14,304)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired	27,265	(12,547)	63,541	(38,266)
Change in net unrealized investment gains (losses) other-than-temporarily impaired	46	1	57	(23)
Balance, end of period	47,970	(8,952)	47,970	(8,952)
Total stockholders’ equity	$1,585,925	$1,400,584	$1,585,925	$1,400,584

Dividends declared per share	$0.34	$0.25	$0.68	$0.50

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six months ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$176,611	$152,414
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	142,843	111,917
Deferral of policy acquisition costs	(212,300)	(221,934)
Amortization of deferred policy acquisition costs	123,390	114,011
Change in income taxes	(4,649)	6,023
Realized investment (gains) losses, including other-than-temporary impairments	(3,914)	344
Accretion and amortization of investments	(416)	(675)
Depreciation and amortization	8,490	5,994
Change in reinsurance recoverables	(31,208)	(9,280)
Change in agent balances, due premiums and other receivables	(23,151)	(15,792)
Trading securities sold, matured, or called (acquired), net	(9,700)	(18,309)
Share-based compensation	13,000	13,392
Change in other operating assets and liabilities, net	6,089	22,144
Net cash provided by (used in) operating activities	185,085	160,249

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	22,137	30,825
Fixed-maturity securities — matured or called	210,507	209,438
Short-term investments - matured or called	8,250	-
Equity securities — sold	3,136	1,819
Available-for-sale investments acquired:
Fixed-maturity securities	(284,423)	(354,075)
Equity securities — acquired	(466)	(130)
Purchases of property and equipment and other investing activities, net	(15,903)	(6,154)
Cash collateral received (returned) on loaned securities, net	(8,695)	(7,690)
Sales (purchases) of short-term investments using securities lending collateral, net	8,695	7,690
Net cash provided by (used in) investing activities	(56,762)	(118,277)

Cash flows from financing activities:
Dividends paid	(29,145)	(22,364)
Common stock repurchased	(110,731)	(133,776)
Tax withholdings on share-based compensation	(6,677)	(5,237)
Finance leases	(140)	-
Net cash provided by (used in) financing activities	(146,693)	(161,377)
Effect of foreign exchange rate changes on cash	1,207	(1,277)
Change in cash and cash equivalents	(17,163)	(120,682)
Cash and cash equivalents, beginning of period	262,138	279,962
Cash and cash equivalents, end of period	244,975	159,280

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2019 and December 31, 2018, the statements of income, comprehensive income, and stockholders' equity for the three and six months ended June 30, 2019 and 2018, and statement of cash flows for the six months ended June 30, 2019 and 2018.  Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect financial statement balances, revenues and expenses and cash flows, as well as the disclosure of contingent assets and liabilities. Management considers available facts and knowledge of existing circumstances when establishing the estimates included in our financial statements. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (“DAC”), future policy benefit reserves and corresponding amounts recoverable from reinsurers, and income taxes. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

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

New Accounting Principles. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASC 842) (“ASC 842”), which requires lessees to recognize right-of-use operating lease assets and operating lease liabilities on the balance sheet. The Company adopted the amendments in ASC 842 on January 1, 2019 using the modified retrospective approach through a cumulative-effect adjustment to beginning retained earnings. The cumulative-effect adjustment to beginning retained earnings was zero. In addition, we elected the package of practical expedients permitted under ASC 842, which included not reassessing whether existing contracts contained leases and not reassessing the lease classification for existing leases. The effect of adopting ASC 842 resulted in an increase to both total assets and total liabilities of $52.7 million on January 1, 2019. The increase to both assets and liabilities is less than 1% of our total assets and total liabilities. The adjustment recognized upon the adoption of ASC 842 included the recognition of our operating lease obligations and corresponding right-of-use assets on our condensed consolidated balance sheet, which mainly consist of our executive office operations and other real estate leases of office space. The adoption of ASC 842 did not affect the Company’s results of operations or liquidity. The Company’s reporting for the comparative periods prior to adoption continues to be presented in the condensed consolidated financial statements in accordance with previous lease accounting guidance, Accounting Standards Codification Topic 840 – Leases (“ASC 840”). Refer to Note 14 (Leases) for more information on leases.

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality, persistency, and disability rates, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The guidance in ASU 2018-12 will be applied to the earliest period presented in the condensed consolidated financial statements beginning on the effective date. On July 17, 2019, the FASB tentatively decided to defer the effective date of ASU 2018-12 by one year, which would push the effective date from January 1, 2021 to January 1, 2022. We anticipate that the adoption of ASU 2018-12 will have a pervasive impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems and controls.  We are unable to determine the magnitude of its impact at this time as we are still evaluating and implementing this standard.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 introduces new guidance for accounting for credit losses on financial instruments within its scope, including reinsurance recoverables, by replacing the current approach that delays recognition until it is probable a loss has been incurred with a new approach that estimates an allowance for anticipated credit losses on the basis of an entity’s own expectations. The objective of the new approach for estimating credit losses is to require consideration of a broader range of forward-looking information, which is expected to result in earlier recognition of credit losses on financial instruments. Available-for-sale debt securities are excluded from the scope of financial instruments that require measurement of credit losses on the basis of a forward-looking expected loss estimate under ASC 326. The incurred probable loss approach for measuring credit losses on available-for-sale debt securities will remain under ASC 326, however, an entity will be allowed to reverse credit losses previously recognized in an allowance for available-for-sale debt securities (other than credit losses for securities an entity intends to sell or will more-likely-than-not be required to sell before recovery of amortized cost) in situations where the estimate of credit losses on those securities has declined.  The amendments in ASC 326 also preclude an entity from considering the length of time an available-for-sale debt security has been in an unrealized loss position to avoid recording a credit loss and removes the requirement to consider recoveries or declines in fair value after the balance sheet date. The amendments in ASC 326 are effective for the Company beginning January 1, 2020. The Company is currently in the process of evaluating how the implementation of this standard will affect the valuation of its assets measured at amortized cost, most notably reinsurance recoverables, and has not yet determined the impact that the adoption of ASC 326 will have on the Company’s consolidated financial statements.

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

Notable information included in profit or loss by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
Term life insurance segment	$296,868	$272,978	$593,712	$543,286
Investment and savings products segment	173,086	162,841	335,756	324,883
Corporate and other distributed products segment	34,948	31,996	70,422	59,568
Total revenues	$504,902	$467,815	$999,890	$927,737

Net investment income:
Term life insurance segment	$4,736	$3,246	$9,180	$6,334
Investment and savings products segment	-	-	-	-
Corporate and other distributed products segment	20,132	16,784	39,800	32,713
Total net investment income	$24,868	$20,030	$48,980	$39,047

Amortization of DAC:
Term life insurance segment	$56,179	$51,257	$120,245	$107,930
Investment and savings products segment	2,101	2,080	2,578	5,521
Corporate and other distributed products segment	482	510	567	560
Total amortization of DAC	$58,762	$53,847	$123,390	$114,011

Non-cash share-based compensation expense:
Term life insurance segment	$617	$793	$2,489	$2,966
Investment and savings products segment	666	325	2,121	1,518
Corporate and other distributed products segment	820	773	8,377	8,908
Total non-cash share-based compensation expense	$2,103	$1,891	$12,986	$13,392

Income (loss) before income taxes:
Term life insurance segment	$83,997	$75,828	$154,337	$135,448
Investment and savings products segment	47,343	43,227	90,026	83,214
Corporate and other distributed products segment	(3,880)	(5,290)	(14,535)	(21,935)
Total income before income taxes	$127,460	$113,765	$229,828	$196,727

Total assets by segment were as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Assets:
Term life insurance segment	$6,478,885	$6,322,555
Investment and savings products segment (1)	2,560,420	2,298,238
Corporate and other distributed products segment	4,278,401	3,974,255
Total assets	$13,317,706	$12,595,048

_______________

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $123.2 million and $102.8 million as of June 30, 2019 and December 31, 2018, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenues by country:
United States	$430,093	$395,710	$850,086	$779,504
Canada	74,809	72,105	149,804	148,233
Total revenues	$504,902	$467,815	$999,890	$927,737
Income before income taxes by country:
United States	$106,723	$94,100	$187,457	$157,314
Canada	20,737	19,665	42,371	39,413
Total income before income taxes	$127,460	$113,765	$229,828	$196,727

	June 30, 2019	December 31, 2018
	(In thousands)
Long-lived assets by country:
United States	$30,715	$30,999
Canada	5,218	4,997
Total long-lived assets	$35,933	$35,996

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$11,377	$307	$(6)	$11,678
Foreign government	158,160	7,799	(76)	165,883
States and political subdivisions	83,534	3,159	(28)	86,665
Corporates	1,465,008	52,947	(2,140)	1,515,815
Residential mortgage-backed securities	197,137	5,416	(53)	202,500
Commercial mortgage-backed securities	138,143	3,712	(198)	141,657
Other asset-backed securities	91,086	1,037	(61)	92,062
Total fixed-maturity securities(1)	2,144,445	74,377	(2,562)	2,216,260
Short-term investments	-	-	-	-
Total fixed-maturity and short-term investments	$2,144,445	$74,377	$(2,562)	$2,216,260

(1)	Includes $0.1 million of other-than-temporary impairment (“OTTI”) losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).
	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$12,115	$176	$(58)	$12,233
Foreign government	155,723	3,347	(958)	158,112
States and political subdivisions	59,075	1,202	(271)	60,006
Corporates	1,447,075	11,916	(24,773)	1,434,218
Residential mortgage-backed securities	191,245	2,439	(1,733)	191,951
Commercial mortgage-backed securities	131,279	1,712	(1,636)	131,355
Other asset-backed securities	82,310	205	(755)	81,760
Total fixed-maturity securities(1)	2,078,822	20,997	(30,184)	2,069,635
Short-term investments	8,171	-	-	8,171
Total fixed-maturity and short-term investments	$2,086,993	$20,997	$(30,184)	$2,077,806

(1)	Includes $0.1 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of June 30, 2019 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$252,453	$253,665
Due after one year through five years	892,504	920,492
Due after five years through 10 years	491,769	516,329
Due after 10 years	81,353	89,555
	1,718,079	1,780,041
Mortgage- and asset-backed securities	426,366	436,219
Total AFS fixed-maturity securities	$2,144,445	$2,216,260

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale investments was as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Net unrealized investment gains (losses) on available-for-sale securities including OTTI:
Available-for-sale securities	$71,815	$(9,187)
OTTI	76	147
Net unrealized investment gains (losses) on available-for-sale securities excluding OTTI	71,891	(9,040)
Deferred income taxes	(15,603)	1,787
Net unrealized investment gains (losses) on available-for-sale securities excluding OTTI, net of tax	$56,288	$(7,253)

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	June 30, 2019		December 31, 2018
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$23,295	$23,375	$13,597	$13,610

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

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of June 30, 2019, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $69.8 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 4 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 12 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.5 million and $10.1 million as of June 30, 2019 and December 31, 2018, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $43.9 million and $52.6 million as of June 30, 2019 and December 31, 2018, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Fixed-maturity securities (available-for-sale)	$20,345	$19,743	$40,679	$39,031
Fixed-maturity security (held-to-maturity)	11,769	9,052	22,444	17,425
Equity securities	446	466	933	979
Policy loans and other invested assets	300	284	618	563
Cash and cash equivalents	1,414	747	2,617	1,465
Total return on deposit asset underlying 10% coinsurance agreement(1)	4,588	895	8,491	788
Gross investment income	38,862	31,187	75,782	60,251
Investment expenses	(2,225)	(2,105)	(4,358)	(3,779)
Investment income net of investment expenses	36,637	29,082	71,424	56,472
Interest expense on surplus note	(11,769)	(9,052)	(22,444)	(17,425)
Net investment income	$24,868	$20,030	$48,980	$39,047

(1)

For the three and six months ended June 30, 2019, it included $2.5 million and $4.6 million, respectively, of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.  For the three and six months ended June 30, 2018, it included $(0.4) million and $(1.7) million, respectively of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.

The components of net realized investment gains (losses) recognized in net income as well as details on gross realized investment gains and losses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$293	$404	$471	$786
Gross losses from sales of available-for-sale securities	(42)	(3)	(285)	(21)
OTTI losses of available-for-sale securities	(161)	(54)	(161)	(103)
Net gains (losses) recognized in net income during the period on equity securities	977	539	3,878	(1,406)
Gains (losses) from bifurcated options	-	427	-	400
Gains (losses) on trading securities	-	-	11	-
Net realized investment gains (losses)	$1,067	$1,313	$3,914	$(344)

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Proceeds from sales or other redemptions	$125,455	$118,557	$240,894	$240,263

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net gains (losses) recognized on equity securities	$977	$539	$3,878	$(1,406)
Less: Net gains (losses) recognized on equity securities sold	-	(49)	(254)	(49)
Net gains (losses) recognized in net income on equity securities still held as of period-end	$977	$588	$4,132	$(1,357)

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

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $212.0 million and $1,239.6 million as of June 30, 2019 and December 31, 2018, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2019
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,247	$(3)	3	$3,201	$(3)	3
Foreign government	2,091	(3)	1	11,180	(73)	13
States and political subdivisions	2,262	(3)	2	6,516	(25)	7
Corporates	24,439	(171)	23	79,667	(1,969)	80
Residential mortgage-backed securities	1,304	(15)	3	16,970	(38)	8
Commercial mortgage-backed securities	4,805	(7)	4	30,012	(191)	40
Other asset-backed securities	12,765	(34)	23	12,933	(27)	23
Total fixed-maturity securities	$48,913	$(236)		$160,479	$(2,326)

	December 31, 2018
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,668	$(10)	1	$4,541	$(48)	6
Foreign government	7,326	(170)	7	52,086	(788)	54
States and political subdivisions	2,644	(9)	3	23,324	(262)	20
Corporates	489,880	(10,649)	396	360,516	(14,124)	321
Residential mortgage-backed securities	32,725	(86)	14	71,308	(1,647)	41
Commercial mortgage-backed securities	31,129	(173)	20	78,911	(1,463)	77
Other asset-backed securities	19,363	(184)	35	33,989	(571)	41
Total fixed-maturity securities	584,735	(11,281)		624,675	(18,903)

As of June 30, 2019, the unrealized losses on our available-for-sale security portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	June 30, 2019		December 31, 2018
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$-	$210	$3	$227

OTTI recognized in earnings on available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
OTTI on fixed-maturity securities not in default	$158	$54	$158	$103
OTTI on fixed-maturity securities in default	3	-	3	-
Total OTTI recognized in earnings	$161	$54	$161	$103

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

OTTI recognized in earnings for available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$3	$54	$3	$103
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	-	-	-	-
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell before recovery	3	54	3	103
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	158	-	158	-
OTTI recognized in earnings	$161	$54	$161	$103

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$2,467	$4,298	$2,511	$4,346
Additions for securities where no OTTI were recognized prior to the beginning of the period	158	-	158	-
Additions for securities where OTTI have been recognized prior to the beginning of the period	3	54	3	103
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit-impaired securities	(221)	(1,058)	(265)	(1,155)
Reductions for exchanges of securities previously impaired	-	-	-	-
Cumulative OTTI recognized in net income for securities still held, end of period	$2,407	$3,294	$2,407	$3,294

As of June 30, 2019, no cumulative impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of June 30, 2019 and December 31, 2018. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$11,678	$-	$11,678
Foreign government	-	165,883	-	165,883
States and political subdivisions	-	86,665	-	86,665
Corporates	3,148	1,512,667	-	1,515,815
Residential mortgage-backed securities	-	202,473	27	202,500
Commercial mortgage-backed securities	-	141,657	-	141,657
Other asset-backed securities	-	91,226	836	92,062
Short-term investments	-	-	-	-
Total available-for-sale securities	3,148	2,212,249	863	2,216,260
Equity securities	37,704	1,030	163	38,897
Trading securities	-	23,375	-	23,375
Separate accounts	-	2,437,291	-	2,437,291
Total fair value assets	$40,852	$4,673,945	$1,026	$4,715,823
Fair value liabilities:
Separate accounts	$-	$2,437,291	$-	$2,437,291
Total fair value liabilities	$-	$2,437,291	$-	$2,437,291

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$12,233	$-	$12,233
Foreign government	-	158,112	-	158,112
States and political subdivisions	-	60,006	-	60,006
Corporates	2,869	1,431,346	3	1,434,218
Residential mortgage-backed securities	-	191,720	231	191,951
Commercial mortgage-backed securities	-	131,355	-	131,355
Other asset-backed securities	-	81,259	501	81,760
Short-term investments	-	8,171	-	8,171
Total available-for-sale securities	2,869	2,074,202	735	2,077,806
Equity securities	36,473	1,020	186	37,679
Trading securities	-	13,610	-	13,610
Separate accounts	-	2,195,501	-	2,195,501
Total fair value assets	$39,342	$4,284,333	$921	$4,324,596
Fair value liabilities:
Separate accounts	$-	$2,195,501	$-	$2,195,501
Total fair value liabilities	$-	$2,195,501	$-	$2,195,501

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

Furthermore, we perform reasonableness assessments on fair value determinations within our portfolio throughout the quarter and as of quarter-end, including pricing variance analyses and comparisons to alternative pricing sources and benchmark returns. If a fair value appears unusual relative to these assessments, we will re-examine the inputs and may challenge a fair value assessment made by the pricing service. If there is a known pricing error, we will request a reassessment by the pricing service. If the pricing service is unable to perform the reassessment on a timely basis, we will determine the appropriate price by requesting a reassessment from an alternative pricing service or other qualified source as necessary. We do not adjust quotes or prices except in a rare circumstance to resolve a known error.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30, (1)
	2019	2018	2019	2018
	(In thousands)
Level 3 assets, beginning of period	$381	$535	$921	$567
Net unrealized gains (losses) included in other comprehensive income	(7)	(4)	(13)	(13)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	(32)	27	(24)	45
Settlements	(152)	(42)	(196)	(83)
Transfers into Level 3	836	-	836	-
Transfers out of Level 3 (2)	-	-	(498)	-
Level 3 assets, end of period	$1,026	$516	$1,026	$516

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

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and six months ended June 30, 2019 and 2018.

The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2019		December 31, 2018
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,216,260	$2,216,260	$2,069,635	$2,069,635
Fixed-maturity security (held-to-maturity) (3)	1,087,790	1,157,585	970,390	945,331
Short-term investments (available-for-sale)	-	-	8,171	8,171
Equity securities	38,897	38,897	37,679	37,679
Trading securities	23,375	23,375	13,610	13,610
Policy loans (3)	33,527	33,527	31,501	31,501
Deposit asset underlying 10% coinsurance agreement (3)	232,204	232,204	228,974	228,974
Separate accounts	2,437,291	2,437,291	2,195,501	2,195,501
Liabilities:
Notes payable (1) (2)	$373,848	$396,129	$373,661	$384,909
Surplus note (1) (3)	1,087,117	1,157,282	969,685	945,331
Separate accounts	2,437,291	2,437,291	2,195,501	2,195,501

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a Level 2 fair value measurement.
(3)	Classified as a Level 3 fair value measurement.

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

Details on in-force life insurance were as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Direct life insurance in force	$799,212,496	$783,979,673
Amounts ceded to other companies	(694,112,839)	(682,708,797)
Net life insurance in force	$105,099,657	$101,270,876
Percentage of reinsured life insurance in force	87%	87%

Reinsurance recoverables includes ceded reserve balances and ceded claim liabilities. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	June 30, 2019		December 31, 2018
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,727,285	NR	$2,701,326	NR
SCOR Global Life Reinsurance Companies (3)	346,173	A+	348,109	A+
Munich Re of Malta (2) (5)	286,536	NR	276,154	NR
Swiss Re Life & Health America Inc. (4)	228,698	A+	234,643	A+
American Health and Life Insurance Company (2)	169,742	B+	170,628	B+
Munich American Reassurance Company	119,063	A+	114,604	A+
Korean Reinsurance Company	105,574	A	104,101	A
RGA Reinsurance Company	95,525	A+	90,989	A+
Hannover Life Reassurance Company	33,560	A+	31,729	A+
TOA Reinsurance Company	27,558	A	25,434	A
All other reinsurers	46,136	-	43,852	-
Reinsurance recoverables	$4,185,850		$4,141,569

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

Benefits and claims ceded to reinsurers during the three and six months ended June 30, 2019 were $327.4 million and $660.0  million, respectively, compared to $312.9  million and $653.2 million for the three and six months ended June 30, 2018, respectively.

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Six months ended June 30,
	2019	2018
	(In thousands)
Policy claims and other benefits payable, beginning of period	$313,862	$307,401
Less reinsured policy claims and other benefits payable	318,653	322,137
Net balance, beginning of period	(4,791)	(14,736)
Incurred related to current year	92,355	90,659
Incurred related to prior years (1)	(1,456)	(2,233)
Total incurred	90,899	88,426
Claims paid related to current year, net of reinsured policy claims received	(150,765)	(152,561)
Reinsured policy claims received related to prior years, net of claims paid	16,105	24,575
Total paid	(134,660)	(127,986)
Foreign currency translation	323	(267)
Net balance, end of period	(48,229)	(54,563)
Add reinsured policy claims and other benefits payable	370,646	341,453
Balance, end of period	$322,417	$286,890

(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period-end and the actual incurred claims reported after period-end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Six months ended June 30,
	2019	2018
	(In thousands)
Common stock, beginning of period	42,694	44,251
Shares issued for stock options exercised	-	-
Shares of common stock issued upon lapse of restricted stock units ("RSUs")	304	329
Common stock retired	(990)	(1,412)
Common stock, end of period	42,008	43,168

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of June 30, 2019, we had a total of 438,344 RSUs and 92,108 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreement; however, the actual number of common shares issued could be higher or lower based on actual versus targeted performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

On February 7, 2019, our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through June 30, 2020 (the “share repurchase program”). Under the share repurchase program, we repurchased 937,054 shares of our common stock in the open market for an aggregate purchase price of $110.7 million through June 30, 2019. Approximately $164.3 million remains available for repurchases of our outstanding common stock under the share repurchase program as of June 30, 2019.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$97,446	$86,700	$176,611	$152,414
Income attributable to unvested participating securities	(428)	(483)	(835)	(917)
Net income used in calculating basic EPS	$97,018	$86,217	$175,776	$151,497
Denominator:
Weighted-average vested shares	42,483	44,066	42,653	44,401
Basic EPS	$2.28	$1.96	$4.12	$3.41

Diluted EPS:
Numerator:
Net income	$97,446	$86,700	$176,611	$152,414
Income attributable to unvested participating securities	(427)	(482)	(833)	(915)
Net income used in calculating diluted EPS	$97,019	$86,218	$175,778	$151,499
Denominator:
Weighted-average vested shares	42,483	44,066	42,653	44,401
Dilutive effect of incremental shares to be issued for contingently-issuable shares	136	141	127	128
Weighted-average shares used in calculating diluted EPS	42,619	44,207	42,780	44,529
Diluted EPS	$2.28	$1.95	$4.11	$3.40

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

The impacts of equity awards granted are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Total equity awards expense recognized	$2,103	$1,891	$12,986	$13,392
Quarterly incentive awards expense deferred	2,662	2,485	4,941	4,979

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

All awards granted to employees on February 26, 2019 vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately be issued for a retirement eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE for the relevant performance period ending on December 31, 2021, even if that employee retires prior to the completion of the three-year performance period.

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of June 30, 2019, the amount of the LOC outstanding was $274.2 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of June 30, 2019, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(11) Other Comprehensive Income

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$6,639	$(5,902)	$12,806	$(14,304)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$6,639	$(5,902)	$12,806	$(14,304)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$34,826	$(15,578)	$81,027	$(47,920)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	7,444	(3,306)	17,409	(10,154)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	27,382	(12,272)	63,618	(37,766)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(90)	(347)	(25)	(662)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(19)	(73)	(5)	(139)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(71)	(274)	(20)	(523)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$27,311	$(12,546)	$63,598	$(38,289)

(12) Debt

Notes Payable. As of June 30, 2019, the Company had $375.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022. As of June 30, 2019, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three or six months ended June 30, 2019.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2018 Annual Report.

Surplus Note. As of June 30, 2019, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.1 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2018 Annual Report.

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of June 30, 2019, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default occurred under the Revolving Credit Facility during the three or six months ended June 30, 2019.

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$10,055	$10,913	$19,800	$21,328
Total segment revenues from contracts with customers	10,055	10,913	19,800	21,328
Revenues from sources other than contracts with customers	286,813	262,065	573,912	521,958
Total Term Life Insurance segment revenues	$296,868	$272,978	$593,712	$543,286

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$71,438	$64,307	$138,435	$128,768
Asset-based revenues	64,953	61,152	124,707	120,693
Account-based revenues	19,897	20,438	39,509	41,033
Other, net	2,434	2,424	4,856	4,760
Total segment revenues from contracts with customers	158,722	148,321	307,507	295,254
Revenues from sources other than contracts with customers (segregated funds)	14,364	14,520	28,249	29,629
Total Investment and Savings Products segment revenues	$173,086	$162,841	$335,756	$324,883

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$7,817	$7,523	$14,883	$14,644
Other, net	1,335	1,453	2,392	2,599
Total segment revenues from contracts with customers	9,152	8,976	17,275	17,243
Revenues from sources other than contracts with customers	25,796	23,020	53,147	42,325
Total Corporate and Other Distributed Products segment revenues	$34,948	$31,996	$70,422	$59,568

(1)

Commissions and fees for the three and six months ended June 30, 2019 include $1.4 million and $2.5 million, respectively, and for the three and six months ended June 30, 2018 included $1.3 million and $2.1 million, respectively, attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

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

Activity in the contract asset account was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019		2018
	(In thousands)		(In thousands)
Balance, beginning of period	$50,091	$48,413	$50,119	(1)	$48,533
Current period sales, net of collection of renewal commissions	376	(245)	348		(365)
Balance, at the end of period	$50,467	$48,168	$50,467		$48,168

(1)	Reclassed to Other assets from Agent balances, due premiums and other receivables in the accompanying condensed consolidated balance sheets to conform with current year reporting.

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the three or six months ended June 30, 2019.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(14) Leases

We have operating leases for our executive office operations and other real estate leases of office space and finance leases for certain office equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 4 years, exercisable at the Company’s discretion. Operating lease right-of-use assets and operating lease liabilities are presented separately in our condensed consolidated balance sheets.  As of June 30, 2019, finance right-of-use assets of $0.8 million and finance lease liabilities of $0.8 million were recorded within Other assets and Other liabilities, respectively, within our condensed consolidated balance sheets. The Company determines its lease liabilities, which are measured at the present value of future lease payments, using the Company’s incremental secured borrowing rate that is commensurate with the term of the underlying lease or the rate implicit in the lease if readily determinable.

The components of lease expense were as follows:

	Three months ended June 30,	Six months ended June 30,
	2019	2019
	(In thousands)
Operating lease cost
Operating lease cost	$1,924	$3,838
Variable lease cost (includes taxes, common area maintenance and insurance)	186	342
Finance lease cost
Depreciation of finance lease assets	69	138
Interest on lease liabilities	11	22
Total lease cost	$2,190	$4,340

Other information related to leases was as follows:

Six months ended June 30,
2019

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$3,770
Operating cash flows used in finance leases (1)	25
Financing cash flows used in finance leases	140

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	9 years
Finance leases	3 years

Weighted Average Discount Rate
Operating leases	4.6%
Finance leases	6.2%

(1)Included in change in other operating assets and liabilities, net in the accompanying condensed consolidated statements of cash flows.

Future minimum lease payments under non-cancellable leases were as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2019 (excluding the six months ended June 30, 2019)	$3,834	$165
2020	7,271	313
2021	7,125	260
2022	7,191	92
2023	7,197	32
Thereafter	35,662	9
Total minimum rental commitments for operating leases	68,280	871
Less imputed interest	12,618	74
Total lease liabilities	$55,662	$797

The following disclosures for the comparative periods presented in accordance with ASC 840 have been carried forward.

Total minimum rent expense for operating leases for the three and six months ended June 30, 2018 were $2.0 million and $3.8 million, respectively. We had no contingent rent expense during the three and six months ended June 30, 2018.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2018 to June 30, 2019. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2018 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
New recruits	86,173	76,520	149,396	152,750
New life-licensed sales representatives	10,919	13,544	20,984	25,274

New recruits increased during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to excitement generated at the biennial convention in June 2019 and incentives announced to drive recruiting and productivity.  New recruits decreased during the six months ended June 30, 2019 compared to the same period in 2018 as we experienced slower momentum in recruiting earlier in 2019 after a sustained period of growth prior to 2019.

New life-licensed sales representatives decreased during the three and six months ended June 30, 2019 compared to the same periods in 2018 as we experienced slower momentum in recruiting after a sustained period of growth prior to 2019.

The size of the life-licensed independent sales force was as follows:

	June 30, 2019	March 31, 2019
Life-licensed sales representatives	129,550	129,821

The number of the life-licensed sales representatives remained stable as of June 30, 2019 compared to March 31, 2019 as the number of new life-licensed representatives were offset by non-renewals during the second quarter of 2019.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Average number of life-licensed sales representatives	130,040	128,714	130,115	127,588
Number of new policies issued	78,664	83,754	142,906	154,575
Average monthly rate of new policies issued per life-licensed sales representative	0.20	0.22	0.18	0.20

The slowdown in momentum also contributed to the decline in productivity and new life insurance policies issued during the three and six months ended June 30, 2019 versus the comparable periods in 2018.  Productivity, measured by the average monthly rate of new policies issued per life-licensed sales representative, during the three and six months ended June 30, 2019 was lower than the comparable periods in 2018, but remained within our typical experience range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2019	% of beginning balance	2018	% of beginning balance	2019	% of beginning balance	2018	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$785,552		$765,732		$781,041		$763,831
Net change in face amount:
Issued face amount	25,300	3%	26,001	3%	46,225	6%	48,259	6%
Terminations	(16,512)	(2)%	(16,341)	(2)%	(34,895)	(4)%	(34,128)	(4)%
Foreign currency	2,036	*	(1,788)	*	4,005	1%	(4,358)	(1)%
Net change in face amount	10,824	1%	7,872	1%	15,335	2%	9,773	1%
Face amount in force, end of period	$796,376		$773,604		$796,376		$773,604
*	Less than 1%.

The face amount of term life policies in force increased 3% as of June 30, 2019 compared to the same period in 2018 as the level of face amount issued continued to exceed the face amount of terminations.  As a percentage of the beginning face amount in force, issued face amount as well as terminated face amount during the three and six months ended June 30, 2019 remained consistent with the comparable 2018 periods. The strengthening of the Canadian dollar spot rate relative to the U.S. dollar during the three and six months ended June 30, 2019 also contributed to the increase in face amount.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$1,056	$1,000	$56	6%	$2,010	$2,068	$(59)	(3)%
Annuities and other	602	504	98	19%	1,149	948	201	21%
Total sales-based revenue generating product sales	1,658	1,504	154	10%	3,159	3,016	143	5%
Managed investments	203	204	(1)	*	365	393	(28)	(7)%
Segregated funds and other	76	51	25	50%	170	133	38	28%
Total product sales	$1,937	$1,759	$179	10%	$3,694	$3,542	$153	4%
Average client asset values:
Retail mutual funds	$39,539	$37,792	$1,747	5%	$38,598	$37,987	$611	2%
Annuities and other	19,054	18,173	881	5%	18,647	18,222	424	2%
Managed investments	3,455	2,930	525	18%	3,348	2,834	514	18%
Segregated funds	2,378	2,402	(25)	(1)%	2,346	2,456	(111)	(4)%
Total average client asset values	$64,427	$61,297	$3,129	5%	$62,938	$61,499	$1,439	2%
*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Three months ended June 30,				Six months ended June 30,
	2019	% of beginning balance	2018	% of beginning balance	2019	% of beginning balance	2018	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$63,602		$60,821		$57,704		$61,167
Net change in asset values:
Inflows	1,937	3%	1,759	3%	3,694	6%	3,542	6%
Redemptions	(1,633)	(3)%	(1,498)	(2)%	(3,163)	(5)%	(3,069)	(5)%
Net flows	304	*	261	*	531	1%	473	1%
Change in fair value, net	1,746	3%	891	1%	7,216	13%	615	1%
Foreign currency, net	225	*	(195)	*	426	1%	(477)	(1)%
Net change in asset values	2,275	4%	957	2%	8,174	14%	611	1%
Asset values, end of period	$65,878		$61,778		$65,878		$61,778
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	Positions	%	2019	2018	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	1,996	2,086	(90)	(4)%	1,997	2,108	(111)	(5)%
Recordkeeping only	641	660	(19)	(3)%	641	662	(22)	(3)%
Total average number of fee- generating positions	2,637	2,746	(109)	(4)%	2,638	2,770	(133)	(5)%
(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions during the Three Months Ended June 30, 2019

Product sales. Investment and savings products sales increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in annuity sales as a result of continued demand within the industry for products with guarantees and positive movements in equity markets during 2019 that led to increased demand for retail mutual funds.

Average client asset values. Average client asset values increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to market appreciation and continued positive net flows.

Rollforward of client asset values. The increase in client asset values during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to positive market performance and continued inflows from product sales, which outpaced redemptions.

Average number of fee-generating positions. The average number of fee-generating positions decreased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the completed transition of our clients’ managed investments from Freedom Portfolios, for which we earned transfer agent recordkeeping fees and custodial fees, to the Lifetime Investments Platform, for which we do not earn transfer agent recordkeeping fees or custodial fees.  Partially offsetting the impact from the managed account transition was an increase in the number of retail mutual fund positions for which we earn these fees.  With the transition of Freedom Portfolios to the Lifetime Investment Platform now complete, we will only earn transfer agent recordkeeping fees and custodial fees on retail mutual fund positions on our transfer agent recordkeeping platform.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions during the Six Months Ended June 30, 2019

Product sales. Investment and savings products sales increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in annuity sales as a result of continued demand within the industry for products with guarantees.  This was partially offset by the year over year decrease in mutual fund sales due to lower demand for retail mutual fund products as a result of market volatility, in particular a period of lower equity prices at the beginning of 2019.

Average client asset values. Average client asset values increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the same factors impacting average client asset values as described above in the three-month comparison.

Rollforward of client asset values. The increase in client asset values during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the same factors impacting client asset values as discussed above in the three-month comparison.

Average number of fee-generating positions. The average number of fee-generating positions decreased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the same factors impacting average number of fee-generating positions as discussed above in the three-month comparison.

Other business trends and conditions.

Regulatory changes can also impact our product sales. On June 5, 2019, the Securities and Exchange Commission (“SEC”) adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons (collectively, the “SEC Rulemaking”).  Specifically, the SEC Rulemaking includes Regulation Best Interest (“Reg BI”), which creates a new “best interest” standard of conduct for broker-dealers.  The SEC Rulemaking also includes (i) new disclosure requirements through summary forms intended to clarify relationships among brokers, advisers, and their retail customers (“Form CRS”), (ii) interpretative guidance regarding the standard of conduct that applies to investment advisers under the Investment Advisers Act of 1940 (“Advisers Act’), and (iii) interpretative guidance on the scope of the broker-dealer “solely incidental” exclusion from the definition of “investment adviser” in the Advisers Act. The SEC Rulemaking became effective on July 12, 2019, with a compliance date of June 30, 2020 for Reg BI and Form CRS.  While we anticipate making certain changes to our sales processes, policies, and procedures in order to comply with the SEC Rulemaking and acknowledge that its higher standards of care and enhanced obligations increase regulatory and litigation risk, we do not anticipate that the SEC Rulemaking will cause significant disruption to our business.

In addition to federal regulators, certain states have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such laws or regulations could have on our business vary from state to state depending on the content of the legislation or regulation and how it is applied by state regulators and interpreted by the courts. Because there is significant uncertainty concerning what, if any, final rule will take effect, we cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

In Canada, the organization of provincial and territorial securities regulators (“Canadian Securities Administrators” or “CSA”) published a notice on June 21, 2018 requesting public comment on reforms to obligations of registered firms and individuals to enhance conflict of interest mitigation rules (“Client Focused Reforms”). Among other items in the rule, all embedded commissions would be considered conflicts that must be addressed in the best interests of clients or avoided.  On September 13, 2018, the CSA published for comment proposed amendments that would prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada. The CSA has indicated that the prohibition of upfront sales commissions by fund companies will eliminate the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada.  If these rules are adopted as proposed, changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada will be necessary.  Because of the uncertain status of the rules, we have not determined the extent to which changes to our business would be necessary and are, therefore, unable to quantify the impact, if any, on our business, nor are we able to project the timing of the adoption of any such reforms or transition timeline.

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

Accounting Policy Changes. During the three months ended June 30, 2019, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2018 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$687,262	$667,191	$20,071	3%	$1,364,548	$1,323,278	$41,270	3%
Ceded premiums	(400,588)	(403,449)	(2,861)	(1)%	(790,383)	(797,698)	(7,315)	(1)%
Net premiums	286,674	263,742	22,932	9%	574,165	525,580	48,585	9%
Commissions and fees	178,468	167,940	10,528	6%	345,783	334,767	11,016	3%
Investment income net of investment expenses	36,637	29,082	7,555	26%	71,424	56,472	14,952	26%
Interest expense on surplus note	(11,769)	(9,052)	2,717	30%	(22,444)	(17,425)	5,019	29%
Net investment income	24,868	20,030	4,838	24%	48,980	39,047	9,933	25%
Realized investment gains (losses), including other-than-temporary impairment losses	1,067	1,313	(246)	*	3,914	(344)	4,258	*
Other, net	13,825	14,790	(965)	(7)%	27,048	28,687	(1,639)	(6)%
Total revenues	504,902	467,815	37,087	8%	999,890	927,737	72,153	8%

Benefits and expenses:
Benefits and claims	115,068	105,069	9,999	10%	237,352	221,960	15,392	7%
Amortization of DAC	58,762	53,847	4,915	9%	123,390	114,011	9,379	8%
Sales commissions	90,099	82,954	7,145	9%	173,898	165,473	8,425	5%
Insurance expenses	44,570	43,451	1,119	3%	87,972	84,560	3,412	4%
Insurance commissions	5,829	6,417	(588)	(9)%	11,447	12,294	(847)	(7)%
Interest expense	7,201	7,229	(28)	*	14,381	14,401	(20)	*
Other operating expenses	55,913	55,083	830	2%	121,622	118,311	3,311	3%
Total benefits and expenses	377,442	354,050	23,392	7%	770,062	731,010	39,052	5%
Income before income taxes	127,460	113,765	13,695	12%	229,828	196,727	33,101	17%
Income taxes	30,014	27,065	2,949	11%	53,217	44,313	8,904	20%
Net income	$97,446	$86,700	$10,746	12%	$176,611	$152,414	$24,197	16%
*	Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2019

Total revenues. Total revenues increased during the three months ended June 30, 2019 compared to the same period in 2018 driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these same transactions is reflected in the decline in ceded premiums.

Net investment income increased during the three months ended June 30, 2019 compared to the same period in 2018 largely due to the positive impact from a higher total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.  The $3.7 million higher total return on this deposit asset was due to a favorable mark-to-market adjustment as fixed income prices rose during the current year period and fell during the prior year period, as well as higher book earnings on the deposit asset as the duration and book yield of the investments comprising the deposit asset have both increased in 2019.  A larger invested asset portfolio also contributed approximately $2 million to the higher net investment income when compared to the prior period, partially offset by $0.9 million of lower net investment income due to lower total portfolio yields.  Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 led by growth in premium-related costs, which include benefits and claims and amortization of DAC.

Income taxes. Our effective income tax rate for the three months ended June 30, 2019 was 23.5%, consistent with 23.8% for the three months ended June 30, 2018.

Results for the Six Months Ended June 30, 2019

Total revenues. Total revenues increased during the six months ended June 30, 2019 compared to the same period in 2018 driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these same transactions is reflected in the decline in ceded premiums.

Net investment income increased during the six months ended June 30, 2019 compared to the same period in 2018 largely due to the positive impact from a higher total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.  The $7.7 million higher total return on this deposit asset was due to a favorable mark-to-market adjustment as fixed income prices rose during the current year period and fell during the prior year period, as well as higher book earnings on the deposit asset as the duration and book yield of the investments comprising the deposit asset have both increased in 2019.  A larger invested asset portfolio also contributed approximately $3.6 million to the higher net investment income when compared to the prior period, partially offset by $1.4 million of lower net investment income due to lower portfolio yields.

Realized investment gains (losses), including other-than-temporary impairment (“OTTI”) losses increased to a gain during the six months ended June 30, 2019 compared to a loss for the same period in 2018 as a result of changes in the value of equity securities held within our investment portfolio which are marked to market through the income statement.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 led by growth in premium-related costs, which include benefits and claims and amortization of DAC. Insurance expenses and other operating expenses were higher primarily due to an increase of approximately $4.5 million in technology-related expenses as well as $2.3 million of increased expenses for annual employee merit increases and other expenses to support the growth of the business.

Income taxes. Our effective income tax rate for the six months ended June 30, 2019 was 23.2% compared to 22.5% for the six months ended June 30, 2018.  The lower rate in the prior year period was driven by an adjustment made to the transition impact of the Tax Cuts and Jobs Act of 2017, which resulted in a $1.8 million benefit recorded in the first quarter of 2018.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$681,004	$660,505	$20,499	3%	$1,351,759	$1,309,871	$41,888	3%
Ceded premiums	(398,927)	(401,686)	(2,759)	(1)%	(787,027)	(794,247)	(7,220)	(1)%
Net premiums	282,077	258,819	23,258	9%	564,732	515,624	49,108	10%
Allocated investment income	4,736	3,246	1,490	46%	9,180	6,334	2,846	45%
Other, net	10,055	10,913	(858)	(8)%	19,800	21,328	(1,528)	(7)%
Total revenues	296,868	272,978	23,890	9%	593,712	543,286	50,426	9%
Benefits and expenses:
Benefits and claims	111,480	101,755	9,725	10%	229,923	214,586	15,337	7%
Amortization of DAC	56,179	51,257	4,922	10%	120,245	107,930	12,315	11%
Insurance expenses	42,914	41,282	1,632	4%	84,746	80,238	4,508	6%
Insurance commissions	2,298	2,856	(558)	(20)%	4,461	5,084	(623)	(12)%
Total benefits and expenses	212,871	197,150	15,721	8%	439,375	407,838	31,537	8%
Income before income taxes	$83,997	$75,828	$8,169	11%	$154,337	$135,448	$18,889	14%

Results for the Three Months Ended June 30, 2019

Net premiums. Direct premiums increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 largely due to sales of new policies in recent periods that have contributed to growth in the in-force book of business. The decline in ceded premiums includes $14.9 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, partially offset by $12.1 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase in direct premiums combined with the reduction in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Allocated investment income. Allocated investment income increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to an increase in the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as our Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims increased during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to the growth in net premiums. Claims experience was in-line with historical trends and was $2 million higher when compared to favorable experience during the same period of 2018.

Amortization of DAC. The amortization of DAC increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 largely due to growth in net premiums. Persistency during the second quarter of 2019 was generally in line with the comparable period in 2018.

Insurance expenses. Insurance expenses increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increases in expenses to support the growth of the business and technology-related expenses.

Results for the Six Months Ended June 30, 2019

Net premiums. Direct premiums increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 largely due to sales of new policies in recent periods that have contributed to growth in the in-force book of business. The decline in ceded premiums includes $30.6 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, partially offset by $23.3 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase in direct premiums combined with the reduction in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Allocated investment income. Allocated investment income increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due the same factor discussed above in the three-month comparison.

Benefits and claims. Benefits and claims increased during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the growth in net premiums. Claims experience was in-line with historical trends.

Amortization of DAC. The amortization of DAC increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 largely due to growth in net premiums. Persistency was generally in line with the comparable period in 2018.

Insurance expenses. Insurance expenses increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to $4.5 million in increased expenses to support the growth of the business and technology-related expenses.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$71,438	$64,307	$7,131	11%	$138,435	$128,768	$9,667	8%
Asset-based revenues	79,317	75,672	3,645	5%	152,956	150,322	2,634	2%
Account-based revenues	19,897	20,438	(541)	(3)%	39,509	41,033	(1,524)	(4)%
Other, net	2,434	2,424	10	*	4,856	4,760	96	2%
Total revenues	173,086	162,841	10,245	6%	335,756	324,883	10,873	3%
Expenses:
Amortization of DAC	2,101	2,080	21	1%	2,578	5,521	(2,943)	(53)%
Insurance commissions	3,155	3,132	23	1%	6,180	6,332	(152)	(2)%
Sales commissions:
Sales-based	50,679	45,905	4,774	10%	98,509	92,163	6,346	7%
Asset-based	35,665	33,350	2,315	7%	68,008	65,833	2,175	3%
Other operating expenses	34,143	35,147	(1,004)	(3)%	70,455	71,820	(1,365)	(2)%
Total expenses	125,743	119,614	6,129	5%	245,730	241,669	4,061	2%
Income before income taxes	$47,343	$43,227	$4,116	10%	$90,026	$83,214	$6,812	8%
*	Less than 1%.

Results for the Three Months Ended June 30, 2019

Commissions and fees. Commissions and fees increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 driven by growth in annuity product sales, which have higher upfront commissions than other products. Also contributing to the increase in commissions and fees was growth in asset-based revenues largely reflecting higher average client asset values driven by favorable market performance and continued positive net flows. Account-based revenues decreased compared to the prior year period due to the completed transition of clients’ managed Freedom Portfolio accounts, for which we earned transfer agent recordkeeping fees and custodial fees, to the Lifetime Investments Platform, for which we do not earn transfer agent recordkeeping fees or custodial fees.

Amortization of DAC. Amortization of DAC remained consistent during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Sales commissions. The increase in sales-based and asset-based commissions for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 were generally consistent with the increase in sales-based revenue and asset-based revenue, respectively.

Other operating expenses. Other operating expenses decreased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the phase-in of reduced fees paid to a service provider for the Company’s transfer agent record keeping platform, negotiated fee reductions with a managed account service provider, and operational efficiencies realized within the business.

Results for the Six Months Ended June 30, 2019

Commissions and fees. Commissions and fees increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 driven by growth in annuity product sales, which have higher upfront commissions than other products.  This was partially offset by a decrease in mutual fund sales due to lower demand for retail mutual fund products as a result of market volatility, in particular, lower equity prices at the beginning of 2019.  Also contributing to the increase in commissions and fees was growth in asset-based revenues largely reflecting higher average client asset values driven by favorable market performance and continued positive net flows. Account-based revenues decreased compared to the prior year period due to the completed transition of clients’ managed Freedom Portfolio accounts, for which we earned transfer agent recordkeeping fees and custodial fees, to the Lifetime Investments Platform, for which we do not earn transfer agent recordkeeping fees or custodial fees.

Amortization of DAC. Amortization of DAC decreased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 largely due to favorable market performance of the funds underlying our Canadian segregated funds product in the first quarter of 2019 compared with unfavorable market performance in the first quarter of 2018.

Sales commissions. The increase in sales-based and asset-based commissions for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 were generally consistent with the increase in sales-based revenue and asset-based revenue, respectively.

Other operating expenses. Other operating expenses decreased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the factors discussed above in the three-month comparison.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$6,258	$6,686	$(428)	(6)%	$12,789	$13,407	$(618)	(5)%
Ceded premiums	(1,661)	(1,763)	(102)	(6)%	(3,356)	(3,451)	(95)	(3)%
Net premiums	4,597	4,923	(326)	(7)%	9,433	9,956	(523)	(5)%
Commissions and fees	7,817	7,523	294	4%	14,883	14,644	239	2%
Investment income net of investment expenses	31,901	25,836	6,065	23%	62,244	50,138	12,106	24%
Interest expense on surplus note	(11,769)	(9,052)	2,717	30%	(22,444)	(17,425)	5,019	29%
Net investment income	20,132	16,784	3,348	20%	39,800	32,713	7,087	22%
Realized investment gains (losses), including other-than- temporary impairment losses	1,067	1,313	(246)	*	3,914	(344)	4,258	*
Other, net	1,335	1,453	(118)	(8)%	2,392	2,599	(207)	(8)%
Total revenues	34,948	31,996	2,952	9%	70,422	59,568	10,854	18%
Benefits and expenses:
Benefits and claims	3,588	3,314	274	8%	7,430	7,373	57	1%
Amortization of DAC	482	510	(28)	(5)%	567	560	7	1%
Insurance expenses	1,657	2,169	(512)	(24)%	3,226	4,322	(1,096)	(25)%
Insurance commissions	376	429	(53)	(12)%	806	879	(73)	(8)%
Sales commissions	3,755	3,699	56	2%	7,381	7,477	(96)	(1)%
Interest expense	7,201	7,229	(28)	*	14,381	14,401	(20)	*
Other operating expenses	21,769	19,936	1,833	9%	51,166	46,491	4,675	10%
Total benefits and expenses	38,828	37,286	1,542	4%	84,957	81,503	3,454	4%
Loss before income taxes	$(3,880)	$(5,290)	$(1,410)	27%	$(14,535)	$(21,935)	$(7,400)	(34)%
*	Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2019

Total revenues. Total revenues during the three months ended June 30, 2019 increased as compared to the three months ended June 30, 2018 largely due to the increase in net investment income as discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increased employee-related costs and other business development expenses.

Results for the Six Months Ended June 30, 2019

Total revenues. Total revenues during the six months ended June 30, 2019 increased as compared to the six months ended June 30, 2018 largely due to the increase in net investment income and realized investment gains as discussed in the Primerica, Inc. and Subsidiaries Results of Operation section above.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increased technology, other business development, and employee-related costs.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of June 30, 2019, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	June 30, 2019	December 31, 2018
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.6 years	3.5 years
Average book yield of our fixed-maturity portfolio	3.74%	3.89%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	June 30, 2019		December 31, 2018
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$452,171	21%	$444,466	21%
AA	245,042	11%	217,541	10%
A	496,936	23%	469,044	22%
BBB	905,443	42%	898,694	43%
Below investment grade	65,258	3%	59,368	4%
Not rated	2,970	*	3,319	*
Total	$2,167,820	100%	$2,092,432	100%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	June 30, 2019
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$24,516	$24,070	$446	AAA
Province of Quebec Canada	13,882	12,725	1,157	AA-
Bank of America Corp	12,109	11,880	229	A-
Honda Motor Co Ltd	11,844	11,587	257	A
Office Properties Income Trust	11,554	11,470	84	BBB-
Province of Alberta Canada	11,528	11,057	471	A+
Cigna Corp	11,201	10,849	352	A-
Province of Ontario Canada	10,904	10,419	485	A+
Province of British Columbia Canada	10,727	10,450	277	AAA
Siemens AG	9,990	9,975	15	A+
Total – ten largest holdings	$128,255	$124,482	$3,773
Total – fixed-maturity securities	$2,239,635	$2,167,820
Percent of total fixed-maturity securities	6%	6%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of common shares outstanding. As of June 30, 2019, the Parent Company had cash and invested assets of $229.7 million.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2019	2018	$
	(In thousands)
Net cash provided by (used in) operating activities	$185,085	$160,249	$24,836
Net cash provided by (used in) investing activities	(56,762)	(118,277)	(61,515)
Net cash provided by (used in) financing activities	(146,693)	(161,377)	(14,684)
Effect of foreign exchange rate changes on cash	1,207	(1,277)	2,484
Change in cash and cash equivalents	$(17,163)	$(120,682)	$(48,879)
Operating Activities. Cash provided by operating activities increased during the six months ended June 30, 2019 versus the six months ended June 30, 2018 driven by growth in cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. The impact of direct premium growth and the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to generate positive incremental cash. The year-over-year increase in cash provided by operating activities was partially offset by the timing effect of when cash payments to/from reinsurers were due for ceded premiums and ceded claims.

Investing Activities. Cash used in investing activities decreased during the six months ended June 30, 2019 versus the six months ended June 30, 2018 driven by a reduction in the acquisition of fixed-maturity securities largely due to timing influenced by when our subsidiaries paid dividends to the Parent Company and when cash was able to be deployed to acquire fixed-maturity securities.  Also contributing to the net decrease in cash used in investing activities was cash received from maturing short-term investments.  Partially offsetting this decrease in cash used in investing was higher purchases of fixed assets to support technology-related initiatives.

Financing Activities. Cash used in financing activities decreased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the timing of repurchases of common stock which was influenced by the market price.  The decrease was partially offset by higher dividends paid to shareholders as the Company increased its per share dividend.

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

As of June 30, 2019, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of June 30, 2019, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022. We were in compliance with the covenants of the Senior Notes as of  June 30, 2019. No events of default occurred during the three or six months ended June 30, 2019.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2018.

Short-Term Borrowings. We had no short-term borrowings as of or during the three months ended June 30, 2019.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of June 30, 2019.

Credit Facility Agreement. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of June 30, 2019, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility in the six months ended June 30, 2019.

Contractual Obligations Update. There have been no material changes in contractual obligations from those disclosed in the 2018 Annual Report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this report as well as some statements in periodic press releases and some oral statements made by our officials during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect”, “intend”, “plan”, “anticipate”, “estimate”, “believe”, “will be”, “will continue”, “will likely result”, and similar expressions, or future conditional verbs such as “may”, “will”, “should”, “would”, and “could”. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors” included herein.

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
•

the Company’s or the independent life-insurance sales representatives' violation of, or non-compliance with, laws and regulations and related claims and proceedings could expose us to material liabilities;

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

•	the Company’s or the independent securities-licensed sales representatives' violations of, or non-compliance with, laws and regulations could expose us to material liabilities;
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On July 18, 2018, the NYDFS issued final amendments to its suitability regulation for annuities (the “Amended Suitability Rule”), which imposes certain duties and obligations on insurers and insurance producers in the sale of life insurance, including term life insurance, and annuities. Under the Amended Suitability Rule, the NYDFS requires firms and insurance representatives to ensure that transactions are suitable and consistent with the customer’s “best interest”. Because the Amended Suitability Rule imposes a higher standard of care and enhanced disclosure and other obligations on life and annuities transactions, it may increase our regulatory or litigation risk.  The Amended Suitability Rule does not necessitate significant changes to our term life insurance or annuities business in New York. The Amended Suitability Rule became effective for annuity products on August 1, 2019 and will become effective for life insurance products on February 1, 2020.

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

If heightened standards of conduct or more stringent licensing requirements, such as those adopted by the SEC and those proposed or adopted by state legislatures or regulators or Canadian securities regulators, are imposed on us or the sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

The U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, Inc., which is regulated as a broker-dealer, and U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by the FINRA. These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. On June 5, 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons (collectively, the “SEC Rulemaking”).  Specifically, the SEC Rulemaking (i) creates a new “best interest” standard of conduct for broker-dealers  (“Reg BI”), (ii) imposes new disclosure requirements through summary forms intended to clarify relationships among brokers, advisers, and their retail customers (“Form CRS”), (iii) provides interpretative guidance regarding the standard of conduct that applies to investment advisers under the Investment Advisers Act of 1940 (“Advisers Act’), and (iv) provides interpretative guidance on the scope of the broker-dealer “solely incidental” exclusion from the definition of “investment adviser” in the Advisers Act. The SEC Rulemaking became effective on July 12, 2019, with a compliance date of June 30, 2020 for Reg BI and Form CRS. While we anticipate making certain changes to our sales processes, policies, and procedures in order to comply with the SEC Rulemaking and acknowledge that its higher standards of care and enhanced obligations increase regulatory and litigation risk, we do not anticipate that the SEC Rulemaking will cause significant disruption to our business.

In addition to federal regulators, certain states have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such state laws or regulations could have on our business vary from state to state depending on the content of the legislation or regulation and how it is applied by state regulators and interpreted by the courts. We cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

In Canada, the organization of provincial and territorial securities regulators (“Canadian Securities Administrators” or “CSA”) published a notice on June 21, 2018 requesting public comment on reforms to obligations of registered firms and individuals to enhance conflict of interest mitigation rules (“Client Focused Reforms”). Among other items in the rule, all embedded commissions would be considered conflicts that must be addressed in the best interests of clients or avoided.  On September 13, 2018, the CSA published for comment proposed amendments that would prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada. The CSA has indicated that the prohibition of upfront sales commissions by fund companies will eliminate the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada.  If these rules are adopted as proposed, changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada will be necessary.  Because of the uncertain status of the rules, we have not determined the extent to which changes to our business would be necessary and are, therefore, unable to quantify the impact, if any, on our business, nor are we able to project the timing of the adoption of any such reforms or transition timeline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2019, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2019	121,171	$126.25	121,171	$206,085,183
May 1 - 31, 2019	157,275	123.98	157,275	186,586,824
June 1 - 30, 2019	185,470	120.23	185,470	164,288,268
Total	463,916	123.07	463,916	164,288,268

(1)	Consists of open market repurchases of shares under the share repurchase program approved by our Board of Directors.
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

Filed with the Securities and Exchange Commission as part of this Quarterly Report.
101.INS	Inline XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

August 8, 2019	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)