Form 10-Q
period 2019-09-30
Primerica, Inc.
filed 2019-11-07
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, the registrant had 41,359,629 shares of common stock, $0.01 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2019	December 31, 2018
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,207,601 in 2019 and $2,078,822 in 2018)	$2,292,260	$2,069,635
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,243,938 in 2019 and $945,331 in 2018)	1,140,250	970,390
Short-term investments available-for-sale, at fair value (amortized cost: $0 in 2019 and $8,171 in 2018)	-	8,171
Equity securities, at fair value (historical cost: $32,570 in 2019 and $34,997 in 2018)	40,081	37,679
Trading securities, at fair value (cost: $13,581 in 2019 and $13,597 in 2018)	13,616	13,610
Policy loans	33,982	31,501
Total investments	3,520,189	3,130,986
Cash and cash equivalents	237,746	262,138
Accrued investment income	18,260	17,057
Reinsurance recoverables	4,166,362	4,141,569
Deferred policy acquisition costs, net	2,281,560	2,133,920
Agent balances, due premiums and other receivables	246,977	215,139
Intangible assets, net (accumulated amortization: $84,588 in 2019 and $82,035 in 2018)	45,559	48,111
Income taxes	67,801	59,336
Operating lease right-of-use assets	48,442	-
Other assets	390,986	391,291
Separate account assets	2,427,852	2,195,501
Total assets	$13,451,734	$12,595,048

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,374,327	$6,168,157
Unearned and advance premiums	16,577	15,587
Policy claims and other benefits payable	316,535	313,862
Other policyholders’ funds	381,818	370,644
Notes payable	373,942	373,661
Surplus note	1,139,592	969,685
Income taxes	207,454	187,104
Operating lease liabilities	54,703	-
Other liabilities	511,190	486,772
Payable under securities lending	39,933	52,562
Separate account liabilities	2,427,852	2,195,501
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	11,843,923	11,133,535

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2019 and 2018; issued and outstanding 41,492 shares in 2019 and 42,694 shares in 2018)	415	427
Paid-in capital	-	-
Retained earnings	1,553,285	1,489,520
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(12,265)	(21,064)
Net unrealized investment gains (losses) on available-for-sale securities:
Net unrealized investment gains (losses) not other-than-temporarily impaired	66,422	(7,253)
Net unrealized investment losses other-than-temporarily impaired	(46)	(117)
Total stockholders’ equity	1,607,811	1,461,513
Total liabilities and stockholders’ equity	$13,451,734	$12,595,048

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$692,258	$670,222	$2,056,806	$1,993,499
Ceded premiums	(388,982)	(391,175)	(1,179,364)	(1,188,873)
Net premiums	303,276	279,047	877,442	804,626
Commissions and fees	179,719	170,879	525,502	505,646
Investment income net of investment expenses	35,444	30,214	106,867	86,687
Interest expense on surplus note	(12,769)	(9,592)	(35,212)	(27,018)
Net investment income	22,675	20,622	71,655	59,669
Realized investment gains (losses), including other-than- temporary impairment losses	285	(126)	4,200	(470)
Other, net	14,698	14,359	41,746	43,047
Total revenues	520,653	484,781	1,520,545	1,412,518

Benefits and expenses:
Benefits and claims	128,684	118,787	366,036	340,747
Amortization of deferred policy acquisition costs	63,883	59,534	187,273	173,546
Sales commissions	89,061	84,588	262,960	250,062
Insurance expenses	44,854	41,925	132,825	126,485
Insurance commissions	6,980	6,584	18,427	18,878
Interest expense	7,209	7,216	21,589	21,617
Other operating expenses	54,843	54,712	176,468	173,023
Total benefits and expenses	395,514	373,346	1,165,578	1,104,358
Income before income taxes	125,139	111,435	354,967	308,160
Income taxes	28,916	26,296	82,133	70,610
Net income	96,223	85,139	272,834	237,550

Earnings per share:
Basic earnings per share	$2.28	$1.95	$6.40	$5.36
Diluted earnings per share	$2.28	$1.94	$6.38	$5.34

Weighted-average shares used in computing earnings per share:
Basic	41,964	43,452	42,420	44,081
Diluted	42,100	43,589	42,550	44,212

Supplemental disclosures:
Total impairment losses	$(1,064)	$(49)	$(1,225)	$(152)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-	-
Net impairment losses recognized in earnings	(1,064)	(49)	(1,225)	(152)
Other net realized investment gains (losses)	536	(816)	733	350
Net gains (losses) recognized on equity securities	813	739	4,692	(668)
Net realized investment gains (losses), including other-than- temporary impairment losses	$285	$(126)	$4,200	$(470)

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$96,223	$85,139	$272,834	$237,550
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	12,304	(8,347)	93,329	(56,267)
Reclassification adjustment for realized investment (gains) losses included in net income	542	755	517	92
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(4,009)	5,009	8,799	(9,295)
Total other comprehensive income (loss) before income taxes	8,837	(2,583)	102,645	(65,470)
Income tax expense (benefit) related to items of other comprehensive income (loss)	2,696	(1,720)	20,100	(12,014)
Other comprehensive income (loss), net of income taxes	6,141	(863)	82,545	(53,456)
Total comprehensive income	$102,364	$84,276	$355,379	$184,094

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Common stock:
Balance, beginning of period	$420	$432	$427	$443
Repurchases of common stock	(6)	(3)	(16)	(17)
Net issuance of common stock	1	1	4	4
Balance, end of period	415	430	415	430

Paid-in capital:
Balance, beginning of period	-	-	-	-
Share-based compensation	4,524	4,020	22,474	22,384
Net issuance of common stock	(1)	(1)	(4)	(4)
Repurchases of common stock	(4,523)	(4,019)	(22,470)	(22,380)
Balance, end of period	-	-	-	-

Retained earnings:
Balance, beginning of period	1,537,535	1,409,104	1,489,520	1,375,090
Cumulative effect from the adoption of new accounting standards, net	-	-	-	24,610
Net income	96,223	85,139	272,834	237,550
Dividends	(14,324)	(10,920)	(43,468)	(33,281)
Repurchases of common stock	(66,149)	(30,482)	(165,601)	(151,128)
Balance, end of period	1,553,285	1,452,841	1,553,285	1,452,841

Accumulated other comprehensive income (loss):
Balance, beginning of period	47,970	(8,952)	(28,434)	43,568
Cumulative effect from the adoption of new accounting standards, net	-	-	-	73
Change in foreign currency translation adjustment, net of income taxes	(4,009)	5,009	8,799	(9,295)
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired	10,136	(5,874)	73,675	(44,140)
Change in net unrealized investment gains (losses) other-than-temporarily impaired	14	2	71	(21)
Balance, end of period	54,111	(9,815)	54,111	(9,815)
Total stockholders’ equity	$1,607,811	$1,443,456	$1,607,811	$1,443,456

Dividends declared per share	$0.34	$0.25	$1.02	$0.75

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$272,834	$237,550
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	206,624	187,684
Deferral of policy acquisition costs	(320,224)	(329,672)
Amortization of deferred policy acquisition costs	187,273	173,546
Change in income taxes	(8,216)	5,313
Realized investment (gains) losses, including other-than-temporary impairments	(4,200)	470
Accretion and amortization of investments	(503)	(1,396)
Depreciation and amortization	13,285	9,122
Change in reinsurance recoverables	(15,650)	(662)
Change in agent balances, due premiums and other receivables	(31,838)	(20,331)
Trading securities sold, matured, or called (acquired), net	51	(11,174)
Share-based compensation	15,069	15,378
Change in other operating assets and liabilities, net	6,826	19,452
Net cash provided by (used in) operating activities	321,331	285,280

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	33,472	48,175
Fixed-maturity securities — matured or called	305,349	275,486
Short-term investments — matured or called	8,250	-
Equity securities — sold	3,136	1,938
Available-for-sale investments acquired:
Fixed-maturity securities	(444,160)	(446,466)
Equity securities — acquired	(818)	(243)
Purchases of property and equipment and other investing activities, net	(19,988)	(11,013)
Cash collateral received (returned) on loaned securities, net	(12,629)	(19,154)
Sales (purchases) of short-term investments using securities lending collateral, net	12,629	19,154
Net cash provided by (used in) investing activities	(114,759)	(132,123)

Cash flows from financing activities:
Dividends paid	(43,468)	(33,281)
Common stock repurchased	(181,069)	(167,395)
Tax withholdings on share-based compensation	(7,017)	(6,129)
Finance leases	(211)	-
Net cash provided by (used in) financing activities	(231,765)	(206,805)
Effect of foreign exchange rate changes on cash	801	(936)
Change in cash and cash equivalents	(24,392)	(54,584)
Cash and cash equivalents, beginning of period	262,138	279,962
Cash and cash equivalents, end of period	237,746	225,378

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2019 and December 31, 2018, the statements of income, comprehensive income, and stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and statement of cash flows for the nine months ended September 30, 2019 and 2018.  Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality, persistency, and disability rates, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The guidance in ASU 2018-12 will be applied to the earliest period presented in the condensed consolidated financial statements beginning on the effective date. On October 16, 2019, the FASB voted to defer the effective date of ASU 2018-12 by one year, which would push the effective date from January 1, 2021 to January 1, 2022. We anticipate that the adoption of ASU 2018-12 will have a pervasive impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems and controls.  We are unable to determine the magnitude of its impact at this time as we are still evaluating and implementing this standard.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 introduces new guidance for accounting for credit losses on financial instruments within its scope, including reinsurance recoverables, by replacing the current approach that delays recognition until it is probable a loss has been incurred with a new approach that estimates an allowance for anticipated credit losses on the basis of an entity’s own expectations. The objective of the new approach for estimating credit losses is to require consideration of a broader range of forward-looking information, which is expected to result in earlier recognition of credit losses on financial instruments. Available-for-sale debt securities are excluded from the scope of financial instruments that require measurement of credit losses on the basis of a forward-looking expected loss estimate under ASC 326. The incurred probable loss approach for measuring credit losses on available-for-sale debt securities will remain under ASC 326, however, an entity will be allowed to reverse credit losses previously recognized in an allowance for available-for-sale debt securities (other than losses for securities an entity intends to sell or will more-likely-than-not be required to sell before recovery of amortized cost) in situations where the estimate of credit losses on those securities has declined.  The amendments in ASC 326 also preclude an entity from considering the length of time an available-for-sale debt security has been in an unrealized loss position to avoid recording a credit loss and removes the requirement to consider recoveries or declines in fair value after the balance sheet date. The amendments in ASC 326 are effective for the Company beginning January 1, 2020. The Company is currently developing its credit loss methodologies and evaluating how the implementation of this standard will affect the valuation of its financial instruments measured at amortized cost, most notably reinsurance recoverables, and has yet to determine the impact that the adoption of ASC 326 will have on the Company’s consolidated financial statements.

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

Notable information included in profit or loss by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
Term life insurance segment	$314,527	$287,972	$908,239	$831,259
Investment and savings products segment	173,153	165,269	508,909	490,151
Corporate and other distributed products segment	32,973	31,540	103,397	91,108
Total revenues	$520,653	$484,781	$1,520,545	$1,412,518

Net investment income:
Term life insurance segment	$5,123	$3,506	$14,303	$9,841
Investment and savings products segment	-	-	-	-
Corporate and other distributed products segment	17,552	17,116	57,352	49,828
Total net investment income	$22,675	$20,622	$71,655	$59,669

Amortization of DAC:
Term life insurance segment	$61,548	$56,904	$181,792	$164,834
Investment and savings products segment	2,044	2,349	4,622	7,870
Corporate and other distributed products segment	291	281	859	842
Total amortization of DAC	$63,883	$59,534	$187,273	$173,546

Non-cash share-based compensation expense:
Term life insurance segment	$572	$646	$3,061	$3,612
Investment and savings products segment	660	581	2,780	2,099
Corporate and other distributed products segment	838	758	9,228	9,667
Total non-cash share-based compensation expense	$2,070	$1,985	$15,069	$15,378

Income (loss) before income taxes:
Term life insurance segment	$83,760	$74,337	$238,099	$209,787
Investment and savings products segment	48,795	45,052	138,821	128,265
Corporate and other distributed products segment	(7,416)	(7,954)	(21,953)	(29,892)
Total income before income taxes	$125,139	$111,435	$354,967	$308,160

Total assets by segment were as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Assets:
Term life insurance segment	$6,503,506	$6,322,555
Investment and savings products segment (1)	2,556,622	2,298,238
Corporate and other distributed products segment	4,391,606	3,974,255
Total assets	$13,451,734	$12,595,048

_______________

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $128.8 million and $102.8 million as of September 30, 2019 and December 31, 2018, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues by country:
United States	$443,883	$411,998	$1,293,971	$1,191,502
Canada	76,770	72,783	226,574	221,016
Total revenues	$520,653	$484,781	$1,520,545	$1,412,518
Income before income taxes by country:
United States	$104,033	$91,793	$291,491	$249,106
Canada	21,106	19,642	63,476	59,054
Total income before income taxes	$125,139	$111,435	$354,967	$308,160

	September 30, 2019	December 31, 2018
	(In thousands)
Long-lived assets by country:
United States	$36,500	$30,999
Canada	4,975	4,997
Total long-lived assets	$41,475	$35,996

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$11,367	$324	$(2)	$11,689
Foreign government	152,691	7,581	(89)	160,183
States and political subdivisions	92,549	3,848	(100)	96,297
Corporates	1,468,933	63,189	(1,754)	1,530,368
Residential mortgage-backed securities	252,328	6,630	(107)	258,851
Commercial mortgage-backed securities	129,179	4,270	(85)	133,364
Other asset-backed securities	100,554	1,000	(46)	101,508
Total fixed-maturity securities(1)	2,207,601	86,842	(2,183)	2,292,260
Short-term investments	-	-	-	-
Total fixed-maturity and short-term investments	$2,207,601	$86,842	$(2,183)	$2,292,260

(1)	Includes $0.1 million of other-than-temporary impairment (“OTTI”) losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).
	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$12,115	$176	$(58)	$12,233
Foreign government	155,723	3,347	(958)	158,112
States and political subdivisions	59,075	1,202	(271)	60,006
Corporates	1,447,075	11,916	(24,773)	1,434,218
Residential mortgage-backed securities	191,245	2,439	(1,733)	191,951
Commercial mortgage-backed securities	131,279	1,712	(1,636)	131,355
Other asset-backed securities	82,310	205	(755)	81,760
Total fixed-maturity securities(1)	2,078,822	20,997	(30,184)	2,069,635
Short-term investments	8,171	-	-	8,171
Total fixed-maturity and short-term investments	$2,086,993	$20,997	$(30,184)	$2,077,806

(1)	Includes $0.1 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of September 30, 2019 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$243,943	$245,381
Due after one year through five years	897,406	928,982
Due after five years through 10 years	480,264	510,642
Due after 10 years	103,927	113,532
	1,725,540	1,798,537
Mortgage- and asset-backed securities	482,061	493,723
Total AFS fixed-maturity securities	$2,207,601	$2,292,260

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on available-for-sale investments was as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Net unrealized investment gains (losses) on available-for-sale securities including OTTI:
Available-for-sale securities	$84,659	$(9,187)
OTTI	58	147
Net unrealized investment gains (losses) on available-for-sale securities excluding OTTI	84,717	(9,040)
Deferred income taxes	(18,295)	1,787
Net unrealized investment gains (losses) on available-for-sale securities excluding OTTI, net of tax	$66,422	$(7,253)

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	September 30, 2019		December 31, 2018
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$13,581	$13,616	$13,597	$13,610

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

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of September 30, 2019, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $103.7 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 4 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 12 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.5 million and $10.1 million as of September 30, 2019 and December 31, 2018, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $39.9 million and $52.6 million as of September 30, 2019 and December 31, 2018, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Fixed-maturity securities (available-for-sale)	$20,380	$20,142	$61,058	$59,173
Fixed-maturity security (held-to-maturity)	12,769	9,592	35,212	27,018
Equity securities	448	482	1,381	1,461
Policy loans and other invested assets	234	247	854	811
Cash and cash equivalents	1,191	808	3,808	2,273
Total return on deposit asset underlying 10% coinsurance agreement(1)	2,639	1,094	11,130	1,882
Gross investment income	37,661	32,365	113,443	92,618
Investment expenses	(2,217)	(2,151)	(6,576)	(5,931)
Investment income net of investment expenses	35,444	30,214	106,867	86,687
Interest expense on surplus note	(12,769)	(9,592)	(35,212)	(27,018)
Net investment income	$22,675	$20,622	$71,655	$59,669

(1)

For the three and nine months ended September 30, 2019, it included $0.5 million and $5.1 million, respectively, of net gains recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.  For the three and nine months ended September 30, 2018, it included ($0.3) million and ($2.0) million, respectively of net (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.

The components of net realized investment gains (losses) recognized in net income as well as details on gross realized investment gains and losses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$523	$238	$994	$1,025
Gross losses from sales of available-for-sale securities	(1)	(944)	(286)	(965)
OTTI losses of available-for-sale securities	(1,064)	(49)	(1,225)	(152)
Net gains (losses) recognized in net income during the period on equity securities	813	739	4,692	(668)
Gains (losses) from bifurcated options	14	(110)	14	290
Gains (losses) on trading securities	-	-	11	-
Net realized investment gains (losses)	$285	$(126)	$4,200	$(470)

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Proceeds from sales or other redemptions	$106,177	$83,346	$347,071	$323,609

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net gains (losses) recognized on equity securities	$813	$739	$4,692	$(668)
Less: Net gains (losses) recognized on equity securities sold	-	1	(254)	(48)
Net gains (losses) recognized in net income on equity securities still held as of period-end	$813	$738	$4,946	$(620)

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

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $195.2 million and $1,239.6 million as of September 30, 2019 and December 31, 2018, respectively.

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2019
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$999	$(1)	1	$1,664	$(1)	2
Foreign government	4,636	(16)	6	9,551	(73)	9
States and political subdivisions	9,226	(85)	3	5,590	(15)	6
Corporates	59,817	(439)	44	34,551	(1,315)	33
Residential mortgage-backed securities	32,282	(93)	17	1,809	(14)	2
Commercial mortgage-backed securities	2,944	(11)	4	18,276	(74)	25
Other asset-backed securities	8,705	(39)	25	2,929	(7)	10
Total fixed-maturity securities	$118,609	$(684)		$74,370	$(1,499)

	December 31, 2018
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,668	$(10)	1	$4,541	$(48)	6
Foreign government	7,326	(170)	7	52,086	(788)	54
States and political subdivisions	2,644	(9)	3	23,324	(262)	20
Corporates	489,880	(10,649)	396	360,516	(14,124)	321
Residential mortgage-backed securities	32,725	(86)	14	71,308	(1,647)	41
Commercial mortgage-backed securities	31,129	(173)	20	78,911	(1,463)	77
Other asset-backed securities	19,363	(184)	35	33,989	(571)	41
Total fixed-maturity securities	584,735	(11,281)		624,675	(18,903)

As of September 30, 2019, the unrealized losses on our available-for-sale security portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

The amortized cost and fair value of available-for-sale fixed-maturity securities in default were as follows:

	September 30, 2019		December 31, 2018
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$-	$217	$3	$227

OTTI recognized in earnings on available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
OTTI on fixed-maturity securities not in default	$1,064	$49	$1,222	$152
OTTI on fixed-maturity securities in default	-	-	3	-
Total OTTI recognized in earnings	$1,064	$49	$1,225	$152

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

OTTI recognized in earnings for available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$-	$49	$3	$152
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	-	-	-	-
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell before recovery	-	49	3	152
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	1,064	-	1,222	-
OTTI recognized in earnings	$1,064	$49	$1,225	$152

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$2,407	$3,294	$2,511	$4,346
Additions for securities where no OTTI were recognized prior to the beginning of the period	968	-	1,126	-
Additions for securities where OTTI have been recognized prior to the beginning of the period	96	49	99	152
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit-impaired securities	(209)	(578)	(474)	(1,733)
Reductions for exchanges of securities previously impaired	-	-	-	-
Cumulative OTTI recognized in net income for securities still held, end of period	$3,262	$2,765	$3,262	$2,765

As of September 30, 2019, no cumulative impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of September 30, 2019 and December 31, 2018. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$11,689	$-	$11,689
Foreign government	-	160,183	-	160,183
States and political subdivisions	-	96,297	-	96,297
Corporates	3,265	1,527,103	-	1,530,368
Residential mortgage-backed securities	-	258,824	27	258,851
Commercial mortgage-backed securities	-	133,364	-	133,364
Other asset-backed securities	-	100,889	619	101,508
Short-term investments	-	-	-	-
Total available-for-sale securities	3,265	2,288,349	646	2,292,260
Equity securities	38,864	1,065	152	40,081
Trading securities	-	13,616	-	13,616
Separate accounts	-	2,427,852	-	2,427,852
Total fair value assets	$42,129	$4,730,882	$798	$4,773,809
Fair value liabilities:
Separate accounts	$-	$2,427,852	$-	$2,427,852
Total fair value liabilities	$-	$2,427,852	$-	$2,427,852

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$12,233	$-	$12,233
Foreign government	-	158,112	-	158,112
States and political subdivisions	-	60,006	-	60,006
Corporates	2,869	1,431,346	3	1,434,218
Residential mortgage-backed securities	-	191,720	231	191,951
Commercial mortgage-backed securities	-	131,355	-	131,355
Other asset-backed securities	-	81,259	501	81,760
Short-term investments	-	8,171	-	8,171
Total available-for-sale securities	2,869	2,074,202	735	2,077,806
Equity securities	36,473	1,020	186	37,679
Trading securities	-	13,610	-	13,610
Separate accounts	-	2,195,501	-	2,195,501
Total fair value assets	$39,342	$4,284,333	$921	$4,324,596
Fair value liabilities:
Separate accounts	$-	$2,195,501	$-	$2,195,501
Total fair value liabilities	$-	$2,195,501	$-	$2,195,501

In estimating fair value of our investments, we use third-party pricing services for 95% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly-traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating), liquidity and yield based on quality rating, average life and U.S. Treasury yields. All observable data inputs are corroborated by independent third-party data. We also corroborate pricing information provided by our third-party pricing service by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and/or independently developed pricing methodologies.

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

Because many fixed-maturity securities do not trade on a daily basis, third-party pricing services generally determine fair value using industry-standard methodologies, which vary by asset class. For corporates, governments, and agency securities, these methodologies include developing prices by incorporating available market information such as U.S. Treasury curves, benchmarking of similar securities including new issues, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities (such as mortgage and asset-backed securities) with limited trading activity, third-party pricing services generally use industry-standard pricing methodologies that incorporate market information, such as index prices or discounting expected future cash flows based on underlying collateral, and quotes from market participants, to estimate fair value. If one or more of these input measures are not deemed observable for a particular security, the security will be classified as Level 3 in the fair value hierarchy.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30, (1)
	2019	2018	2019	2018
	(In thousands)
Level 3 assets, beginning of period	$1,026	$516	$921	$567
Net unrealized gains (losses) included in other comprehensive income	(1)	(4)	(14)	(17)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	(11)	2	(35)	47
Settlements	(216)	(43)	(412)	(126)
Transfers into Level 3	-	-	836	-
Transfers out of Level 3 (2)	-	-	(498)	-
Level 3 assets, end of period	$798	$471	$798	$471

(1)

Activities for investments that enter Level 3 in one quarter and exit Level 3 in another quarter within the same fiscal year are not eliminated until year-end when only the full year amounts are presented.

(2)

Transfers out of Level 3 assets primarily consisted of newly issued fixed-maturity securities in the previous period for which observable inputs, most notably quoted prices, used to derive valuations became readily available.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and nine months ended September 30, 2019 and 2018.

The carrying values and estimated fair values of our financial instruments were as follows:

	September 30, 2019		December 31, 2018
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,292,260	$2,292,260	$2,069,635	$2,069,635
Fixed-maturity security (held-to-maturity) (3)	1,140,250	1,243,938	970,390	945,331
Short-term investments (available-for-sale)	-	-	8,171	8,171
Equity securities	40,081	40,081	37,679	37,679
Trading securities	13,616	13,616	13,610	13,610
Policy loans (3)	33,982	33,982	31,501	31,501
Deposit asset underlying 10% coinsurance agreement (3)	233,024	233,024	228,974	228,974
Separate accounts	2,427,852	2,427,852	2,195,501	2,195,501
Liabilities:
Notes payable (1) (2)	$373,942	$397,197	$373,661	$384,909
Surplus note (1) (3)	1,139,592	1,242,870	969,685	945,331
Separate accounts	2,427,852	2,427,852	2,195,501	2,195,501

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a Level 2 fair value measurement.
(3)	Classified as a Level 3 fair value measurement.

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

Details on in force life insurance were as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Direct life insurance in force	$804,289,157	$783,979,673
Amounts ceded to other companies	(697,994,589)	(682,708,797)
Net life insurance in force	$106,294,568	$101,270,876
Percentage of reinsured life insurance in force	87%	87%

Reinsurance recoverables includes ceded reserve balances, ceded claim liabilities, and ceded claims paid. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	September 30, 2019		December 31, 2018
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,715,370	NR	$2,701,326	NR
SCOR Global Life Reinsurance Companies (3)	348,255	A+	348,109	A+
Munich Re of Malta (2) (5)	282,776	NR	276,154	NR
Swiss Re Life & Health America Inc. (4)	224,560	A+	234,643	A+
American Health and Life Insurance Company (2)	167,999	B+	170,628	B+
Munich American Reassurance Company	118,599	A+	114,604	A+
Korean Reinsurance Company	107,209	A	104,101	A
RGA Reinsurance Company	96,372	A+	90,989	A+
Hannover Life Reassurance Company	32,544	A+	31,729	A+
TOA Reinsurance Company	26,912	A	25,434	A
All other reinsurers	45,766	-	43,852	-
Reinsurance recoverables	$4,166,362		$4,141,569

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

Benefits and claims ceded to reinsurers during the three and nine months ended September 30, 2019 were $321.5 million and $981.5  million, respectively, compared to $310.8  million and $964.0 million for the three and nine months ended September 30, 2018, respectively.

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Nine months ended September 30,
	2019	2018
	(In thousands)
Policy claims and other benefits payable, beginning of period	$313,862	$307,401
Less reinsured policy claims and other benefits payable	318,653	322,137
Net balance, beginning of period	(4,791)	(14,736)
Incurred related to current year	139,794	131,862
Incurred related to prior years (1)	(991)	(1,755)
Total incurred	138,803	130,107
Claims paid related to current year, net of reinsured policy claims received	(201,858)	(194,564)
Reinsured policy claims received related to prior years, net of claims paid	13,159	21,889
Total paid	(188,699)	(172,675)
Foreign currency translation	216	(166)
Net balance, end of period	(54,471)	(57,470)
Add reinsured policy claims and other benefits payable	371,007	345,110
Balance, end of period	$316,535	$287,640

(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period-end and the actual incurred claims reported after period-end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Nine months ended September 30,
	2019	2018
	(In thousands)
Common stock, beginning of period	42,694	44,251
Shares issued for stock options exercised	-	33
Shares of common stock issued upon lapse of restricted stock units (“RSUs”)	377	428
Common stock retired	(1,579)	(1,735)
Common stock, end of period	41,492	42,977

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of September 30, 2019, we had a total of 392,416 RSUs and 92,108 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreement; however, the actual number of common shares issued could be higher or lower based on actual versus targeted performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

On February 7, 2019, our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through June 30, 2020 (the “share repurchase program”). Under the share repurchase program, we repurchased 1,522,689 shares of our common stock in the open market for an aggregate purchase price of $181.1 million through September 30, 2019. Approximately $93.9 million remains available for repurchases of our outstanding common stock under the share repurchase program as of September 30, 2019.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$96,223	$85,139	$272,834	$237,550
Income attributable to unvested participating securities	(415)	(485)	(1,251)	(1,405)
Net income used in calculating basic EPS	$95,808	$84,654	$271,583	$236,145
Denominator:
Weighted-average vested shares	41,964	43,452	42,420	44,081
Basic EPS	$2.28	$1.95	$6.40	$5.36

Diluted EPS:
Numerator:
Net income	$96,223	$85,139	$272,834	$237,550
Income attributable to unvested participating securities	(413)	(484)	(1,248)	(1,401)
Net income used in calculating diluted EPS	$95,810	$84,655	$271,586	$236,149
Denominator:
Weighted-average vested shares	41,964	43,452	42,420	44,081
Dilutive effect of incremental shares to be issued for contingently-issuable shares	136	137	130	131
Weighted-average shares used in calculating diluted EPS	42,100	43,589	42,550	44,212
Diluted EPS	$2.28	$1.94	$6.38	$5.34

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

The impacts of equity awards granted are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Total equity awards expense recognized	$2,070	$1,985	$15,056	$15,378
Quarterly incentive awards expense deferred	2,457	2,035	7,398	7,014

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

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of September 30, 2019, the amount of the LOC outstanding was $260.8 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of September 30, 2019, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(11) Other Comprehensive Income

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(4,009)	$5,009	$8,799	$(9,295)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(4,009)	$5,009	$8,799	$(9,295)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$12,304	$(8,347)	$93,329	$(56,267)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	2,582	(1,879)	19,991	(12,033)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	9,722	(6,468)	73,338	(44,234)
			…
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	542	755	517	92
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	114	159	109	19
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	428	596	408	73
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$10,150	$(5,872)	$73,746	$(44,161)

(12) Debt

Notes Payable. As of September 30, 2019, the Company had $375.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022. As of September 30, 2019, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three or nine months ended September 30, 2019.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2018 Annual Report.

Surplus Note. As of September 30, 2019, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.1 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2018 Annual Report.

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of September 30, 2019, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default occurred under the Revolving Credit Facility during the three or nine months ended September 30, 2019.

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

•	Fees earned for investment advisory and administrative services within our managed investments program.
•	Account-based fees for transfer agent recordkeeping functions and non-bank custodial services.
•	Fees associated with the distribution of other third-party financial products.
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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$10,985	$10,615	$30,785	$31,943
Total segment revenues from contracts with customers	10,985	10,615	30,785	31,943
Revenues from sources other than contracts with customers	303,542	277,357	877,454	799,316
Total Term Life Insurance segment revenues	$314,527	$287,972	$908,239	$831,259

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$69,034	$64,181	$207,469	$192,949
Asset-based revenues	66,289	63,529	190,997	184,222
Account-based revenues	20,449	20,306	59,958	61,339
Other, net	2,661	2,464	7,517	7,223
Total segment revenues from contracts with customers	158,433	150,480	465,941	445,733
Revenues from sources other than contracts with customers (segregated funds)	14,720	14,789	42,968	44,418
Total Investment and Savings Products segment revenues	$173,153	$165,269	$508,909	$490,151

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$9,227	$8,074	$24,110	$22,718
Other, net	1,052	1,280	3,444	3,881
Total segment revenues from contracts with customers	10,279	9,354	27,554	26,599
Revenues from sources other than contracts with customers	22,694	22,186	75,843	64,509
Total Corporate and Other Distributed Products segment revenues	$32,973	$31,540	$103,397	$91,108

(1)

Commissions and fees for the three and nine months ended September 30, 2019 include $1.7 million and $4.2 million, respectively, and for the three and nine months ended September 30, 2018 included $1.1 million and $3.2 million, respectively, attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

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

Activity in the contract asset account was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019		2018
	(In thousands)		(In thousands)
Balance, beginning of period	$50,467	$48,168	$50,119	(1)	$48,533
Current period sales, net of collection of renewal commissions	1,207	657	1,555		292
Balance, at the end of period	$51,674	$48,825	$51,674		$48,825

(1)	Reclassed to Other assets from Agent balances, due premiums and other receivables in the accompanying condensed consolidated balance sheets to conform with current year reporting.

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the three or nine months ended September 30, 2019.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(14) Leases

We have operating leases for our executive office operations and other real estate leases of office space and finance leases for certain office equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 4 years, exercisable at the Company’s discretion. Operating lease right-of-use assets and operating lease liabilities are presented separately in our condensed consolidated balance sheets.  As of September 30, 2019, finance right-of-use assets of $0.7 million and finance lease liabilities of $0.7 million were recorded within Other assets and Other liabilities, respectively, within our condensed consolidated balance sheets. The Company determines its lease liabilities, which are measured at the present value of future lease payments, using the Company’s incremental secured borrowing rate that is commensurate with the term of the underlying lease or the rate implicit in the lease if readily determinable.

The components of lease expense were as follows:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
	(In thousands)
Operating lease cost
Operating lease cost	$1,904	$5,742
Variable lease cost (includes taxes, common area maintenance and insurance)	162	505
Finance lease cost
Depreciation of finance lease assets	70	208
Interest on lease liabilities	11	33
Total lease cost	$2,147	$6,488

Other information related to leases was as follows:

Nine months ended September 30,
2019
(In thousands)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$5,669
Operating cash flows used in finance leases (1)	38
Financing cash flows used in finance leases	211

September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	9 years
Finance leases	3 years

Weighted Average Discount Rate
Operating leases	4.6%
Finance leases	6.2%

(1) Included in change in other operating assets and liabilities, net in the accompanying condensed consolidated statements of cash flows.

Future minimum lease payments under non-cancellable leases were as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2019 (excluding the nine months ended September 30, 2019)	$1,985	$82
2020	7,397	313
2021	7,235	260
2022	7,229	92
2023	7,237	32
Thereafter	35,799	9
Total minimum rental commitments for operating leases	66,882	788
Less imputed interest	12,179	64
Total lease liabilities	$54,703	$724

The following disclosures for the comparative periods presented in accordance with ASC 840 have been carried forward.

Total minimum rent expense for operating leases for the three and nine months ended September 30, 2018 was $2.0 million and $5.8 million, respectively. We had no contingent rent expense during the three and nine months ended September 30, 2018.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2018 to September 30, 2019. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2018 Annual Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Size of the Independent Sales Force.

Our ability to increase the size of the independent sales force is largely based on the success of the sales force’s recruiting efforts as well as training and motivating recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the sales force. Changes in the number of new recruits do not always result in commensurate changes in the size of the licensed sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

The size of the life-licensed independent sales force was as follows:

	September 30, 2019	June 30, 2019
Life-licensed sales representatives	130,871	129,550

The number of life-licensed sales representatives increased as of September 30, 2019 compared to June 30, 2019 as the number of new life-licensed sales representatives outpaced non-renewals during the third quarter of 2019.

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
New recruits	72,345	76,146	221,741	228,896
New life-licensed sales representatives	12,682	11,715	33,666	36,989

New recruits decreased during the three and nine months ended September 30, 2019 compared to the same periods in 2018 as we experienced slower momentum in recruiting after a sustained period of growth prior to 2019. New life-licensed sales representatives similarly decreased during the nine months ended September 30, 2019 compared to the same period in 2018 following the trend of slower recruiting momentum. However, this trend reversed when examining the three-month periods ended September 30, 2019 and 2018 as programs that emphasized licensing efforts helped drive growth in new life-licensed sales representatives.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Average number of life-licensed sales representatives	130,200	130,370	130,206	128,444
Number of new policies issued	73,434	74,892	216,340	229,467
Average monthly rate of new policies issued per life-licensed sales representative	0.19	0.19	0.18	0.20

Productivity, measured by the average monthly rate of new policies issued per life-licensed sales representative, remained consistent during the three months ended September 30, 2019 compared to same period in 2018, and remained within our typical experience range.

A slowdown in production momentum after a sustained period of growth prior to 2019 contributed to the decline in productivity and new life insurance policies issued during the nine months ended September 30, 2019 versus the comparable period in 2018, although productivity remained within our historical experience range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2019	% of beginning balance	2018	% of beginning balance	2019	% of beginning balance	2018	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$796,376		$773,604		$781,041		$763,831
Net change in face amount:
Issued face amount	24,087	3%	23,728	3%	70,312	9%	71,987	9%
Terminations	(17,740)	(2)%	(17,638)	(2)%	(52,635)	(7)%	(51,766)	(7)%
Foreign currency	(1,229)	*	1,582	*	2,776	*	(2,776)	*
Net change in face amount	5,118	1%	7,672	1%	20,453	3%	17,445	2%
Face amount in force, end of period	$801,494		$781,276		$801,494		$781,276
*	Less than 1%.

The face amount of term life policies in force increased 3% as of September 30, 2019 compared to September 30, 2018 as the level of face amount issued continued to exceed the face amount terminated.  As a percentage of the beginning face amount in force, issued face amount as well as terminated face amount during the three and nine months ended September 30, 2019 remained consistent with the comparable 2018 periods. During the three months ended September 30, 2019, the effect of a stronger U.S. dollar in relation to the Canadian dollar reduced the translated face amount of existing policies in force and partially reduced the overall increase in issued face amount when compared to the same period in 2018.  Conversely, during the nine months ended September 30, 2019, the strengthening of the Canadian dollar spot rate relative to the U.S. dollar added to the increase in face amount versus the comparable period in 2018.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$1,015	$945	$70	7%	$3,025	$3,013	$12	*
Annuities and other	588	583	5	1%	1,736	1,531	205	13%
Total sales-based revenue generating product sales	1,603	1,528	75	5%	4,761	4,544	217	5%
Managed investments	177	190	(13)	(7)%	542	584	(42)	(7)%
Segregated funds and other	76	44	32	73%	247	176	71	40%
Total product sales	$1,856	$1,762	$94	5%	$5,550	$5,304	$246	5%
Average client asset values:
Retail mutual funds	$40,512	$39,049	$1,463	4%	$39,236	$38,341	$895	2%
Annuities and other	19,410	18,718	692	4%	18,901	18,388	513	3%
Managed investments	3,652	3,179	473	15%	3,450	2,949	501	17%
Segregated funds	2,428	2,417	11	*	2,373	2,443	(70)	(3)%
Total average client asset values	$66,002	$63,363	$2,639	4%	$63,960	$62,121	$1,839	3%
*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2019	% of beginning balance	2018	% of beginning balance	2019	% of beginning balance	2018	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$65,878		$61,777		$57,704		$61,167
Net change in asset values:
Inflows	1,856	3%	1,762	3%	5,550	10%	5,304	9%
Redemptions	(1,670)	(3)%	(1,499)	(2)%	(4,832)	(8)%	(4,568)	(7)%
Net flows	186	*	263	*	718	1%	736	1%
Change in fair value, net	294	*	2,019	3%	7,510	13%	2,634	4%
Foreign currency, net	(136)	*	174	*	290	1%	(304)	(1)%
Net change in asset values	344	1%	2,456	4%	8,518	15%	3,066	5%
Asset values, end of period	$66,222		$64,233		$66,222		$64,233
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	Positions	%	2019	2018	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,007	2,066	(59)	(3)%	2,000	2,094	(94)	(4)%
Recordkeeping only	646	657	(11)	(2)%	642	661	(19)	(3)%
Total average number of fee- generating positions	2,653	2,723	(71)	(3)%	2,642	2,755	(113)	(4)%
(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions during the Three Months Ended September 30, 2019

Product sales. Investment and savings products sales increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to positive movements in equity markets that led to increased demand for the retail mutual fund products. Variable annuity sales in the U.S., which are included in the Annuities and other line item, increased by approximately $41 million during the three months ended September 30, 2019 versus the comparable period in 2018 driven by increased demand for products with guarantees. Other sales in the category were down year-over-year due to a large retirement plan trade in the prior year period.

Average client asset values. Average client asset values increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to market appreciation and continued positive net flows.

Rollforward of client asset values. The increase in client asset values for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to positive market performance and continued inflows from product sales, which outpaced redemptions.

Average number of fee-generating positions. The average number of fee-generating positions decreased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the completed transition of our clients’ managed investments from Freedom Portfolios, for which we earned transfer agent recordkeeping fees and custodial fees, to the Lifetime Investments Platform, for which we do not earn transfer agent recordkeeping fees or custodial fees.  Partially offsetting the impact from the managed account transition was an increase in the number of retail mutual fund positions for which we earn these fees.  With the transition of Freedom Portfolios to the Lifetime Investment Platform completed during the first quarter of 2019, we will only earn transfer agent recordkeeping fees and custodial fees on retail mutual fund positions on our transfer agent recordkeeping platform.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions during the Nine Months Ended September 30, 2019

Product sales. Investment and savings products sales increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to an increase in demand for variable annuities as described above in the three-month comparison.  Mutual funds product sales were relatively consistent during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as higher year-over-year demand for retail mutual fund products in the third quarter was offset by lower year-over-year demand for mutual fund products in the first quarter. The reduced year-over-year demand for mutual fund products in the first quarter was due to market volatility, in particular a period of lower equity prices at the beginning of 2019.

Average client asset values. Average client asset values increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the same factors impacting average client asset values as described above in the three-month comparison.

Rollforward of client asset values. The increase in client asset values for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to the same factors impacting client asset values as discussed above in the three-month comparison.

Average number of fee-generating positions. The average number of fee-generating positions decreased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the same factor impacting average number of fee-generating positions as discussed above in the three-month comparison.

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

In addition to federal regulators, certain states have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such laws or regulations could have on our business vary from state to state depending on the content of the legislation or regulation and how it is applied by state regulators and interpreted by the courts. Because there is significant uncertainty concerning what, if any, final rules will take effect, we cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

On September 13, 2018, the CSA published for comment proposed amendments that would prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Proposal”). The CSA has indicated that the prohibition of upfront sales commissions by fund companies will eliminate the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada.  If these rules regarding the prohibition of upfront sales commission are adopted as proposed, changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada will be necessary. At this time, we are unable to determine the extent to which changes to our business would be necessary as a result of the DSC Proposal and are unable to quantify the impact, if any, on our business, nor are we able to project the timing of the adoption of any such reforms or transition timeline.

In Canada, on October 3, 2019, the organization of provincial and territorial securities regulators (“Canadian Securities Administrators” or “CSA”) published final rule amendments to reforms intended, among other things, to address conflicts of interest among registered firms and individuals (“Client Focused Reforms”). The final Client Focused Reforms do not prohibit forms of compensation, such as embedded commissions, but require that conflicts that arise from compensation be mitigated such that recommendations may be made in clients’ best interest. The Client Focused Reforms are subject to ministerial approval before coming into force at the end of this year, with an implementation date of December 31, 2020 for the conflicts of interest rules.  Mitigation of the embedded commissions conflict as required under the Client Focused Reforms may necessitate changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada, however, we are unable to determine the extent of such changes or quantify the impact, if any, on our business at this time.

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

Accounting Policy Changes. During the three and nine months ended September 30, 2019, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2018 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$692,258	$670,222	$22,036	3%	$2,056,806	$1,993,499	$63,307	3%
Ceded premiums	(388,982)	(391,175)	(2,193)	(1)%	(1,179,364)	(1,188,873)	(9,509)	(1)%
Net premiums	303,276	279,047	24,229	9%	877,442	804,626	72,816	9%
Commissions and fees	179,719	170,879	8,840	5%	525,502	505,646	19,856	4%
Investment income net of investment expenses	35,444	30,214	5,230	17%	106,867	86,687	20,180	23%
Interest expense on surplus note	(12,769)	(9,592)	3,177	33%	(35,212)	(27,018)	8,194	30%
Net investment income	22,675	20,622	2,053	10%	71,655	59,669	11,986	20%
Realized investment gains (losses), including other-than-temporary impairment losses	285	(126)	411	*	4,200	(470)	4,670	*
Other, net	14,698	14,359	339	2%	41,746	43,047	(1,301)	(3)%
Total revenues	520,653	484,781	35,872	7%	1,520,545	1,412,518	108,027	8%

Benefits and expenses:
Benefits and claims	128,684	118,787	9,897	8%	366,036	340,747	25,289	7%
Amortization of DAC	63,883	59,534	4,349	7%	187,273	173,546	13,727	8%
Sales commissions	89,061	84,588	4,473	5%	262,960	250,062	12,898	5%
Insurance expenses	44,854	41,925	2,929	7%	132,825	126,485	6,340	5%
Insurance commissions	6,980	6,584	396	6%	18,427	18,878	(451)	(2)%
Interest expense	7,209	7,216	(7)	*	21,589	21,617	(28)	*
Other operating expenses	54,843	54,712	131	*	176,468	173,023	3,445	2%
Total benefits and expenses	395,514	373,346	22,168	6%	1,165,578	1,104,358	61,220	6%
Income before income taxes	125,139	111,435	13,704	12%	354,967	308,160	46,807	15%
Income taxes	28,916	26,296	2,620	10%	82,133	70,610	11,523	16%
Net income	$96,223	$85,139	$11,084	13%	$272,834	$237,550	$35,284	15%
*	Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2019

Total revenues. Total revenues increased during the three months ended September 30, 2019 compared to the same period in 2018 driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these same transactions is reflected in the decline in ceded premiums.

Net investment income increased during the three months ended September 30, 2019 compared to the same period in 2018 largely due to the positive impact from a higher total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.  The $1.5 million higher total return on this deposit asset was due to a favorable mark-to-market adjustment as fixed income prices rose during the current year period and fell during the prior year period, as well as higher book earnings on the deposit asset as the duration and book yield of the investments comprising the deposit asset have both increased in 2019.  A larger invested asset portfolio also contributed approximately $2.1 million to the higher net investment income when compared to the prior period, partially offset by $1.6 million of lower net investment income due to lower total portfolio yields.  Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 led by growth in premium-related costs, which include benefits and claims and amortization of DAC.

Income taxes. Our effective income tax rate for the three months ended September 30, 2019 was 23.1%, materially consistent with 23.6% for the three months ended September 30, 2018.

Results for the Nine Months Ended September 30, 2019

Total revenues. Total revenues increased during the nine months ended September 30, 2019 compared to the same period in 2018 driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these same transactions is reflected in the decline in ceded premiums.

Net investment income increased during the nine months ended September 30, 2019 compared to the same period in 2018 largely due to the positive impact from a higher total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.  The $9.2 million higher total return on this deposit asset was due to a favorable mark-to-market adjustment as fixed income prices rose during the current year period and fell during the prior year period, as well as higher book earnings on the deposit asset as the duration and book yield of the investments comprising the deposit asset have both increased in 2019.  A larger invested asset portfolio also contributed approximately $5.7 million to the higher net investment income when compared to the prior period, partially offset by $3.0 million of lower net investment income due to lower portfolio yields.

Realized investment gains (losses), including other-than-temporary impairment (“OTTI”) losses increased to a gain during the nine months ended September 30, 2019 compared to a loss for the same period in 2018 as a result of changes in the value of equity securities held within our investment portfolio which are marked to market through the income statement.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 led by growth in premium-related costs, which include benefits and claims and amortization of DAC. Insurance expenses and other operating expenses were higher due to an increase of approximately $6.9 million in technology-related expenses as well as $3.3 million of increased expenses for annual employee merit increases and other expenses to support the growth of the business.

Income taxes. Our effective income tax rate for the nine months ended September 30, 2019 was 23.1%, materially consistent with 22.9% for the nine months ended September 30, 2018.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$685,539	$663,183	$22,356	3%	$2,037,298	$1,973,054	$64,244	3%
Ceded premiums	(387,120)	(389,332)	(2,212)	(1)%	(1,174,147)	(1,183,579)	(9,432)	(1)%
Net premiums	298,419	273,851	24,568	9%	863,151	789,475	73,676	9%
Allocated investment income	5,123	3,506	1,617	46%	14,303	9,841	4,462	45%
Other, net	10,985	10,615	370	3%	30,785	31,943	(1,158)	(4)%
Total revenues	314,527	287,972	26,555	9%	908,239	831,259	76,980	9%
Benefits and expenses:
Benefits and claims	122,751	113,988	8,763	8%	352,674	328,574	24,100	7%
Amortization of DAC	61,548	56,904	4,644	8%	181,792	164,834	16,958	10%
Insurance expenses	43,157	39,807	3,350	8%	127,902	120,045	7,857	7%
Insurance commissions	3,311	2,936	375	13%	7,772	8,019	(247)	(3)%
Total benefits and expenses	230,767	213,635	17,132	8%	670,140	621,472	48,668	8%
Income before income taxes	$83,760	$74,337	$9,423	13%	$238,099	$209,787	$28,312	13%

Results for the Three Months Ended September 30, 2019

Net premiums. Direct premiums increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 largely due to sales of new policies in recent periods that have contributed to growth in the in-force book of business. The decline in ceded premiums includes $15.2 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, partially offset by $13.0 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase in direct premiums combined with the reduction in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Allocated investment income. Allocated investment income increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to an increase in the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as our Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims increased during the three months ended September 30, 2019 compared to the same period in 2018 primarily due to the growth in net premiums. Claims experience was in line with historical trends.

Amortization of DAC. The amortization of DAC increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 largely due to growth in net premiums. Persistency during the third quarter of 2019 was slightly better than the comparable period in 2018.

Insurance expenses. Insurance expenses increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increases in expenses to support growth in the business and to enhance technology-related capabilities.

Results for the Nine Months Ended September 30, 2019

Net premiums. Direct premiums increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 largely due to sales of new policies in recent periods that have contributed to growth in the in-force book of business. The decline in ceded premiums includes $45.7 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, partially offset by $36.3 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase in direct premiums combined with the reduction in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Allocated investment income. Allocated investment income increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due the same factor discussed above in the three-month comparison.

Benefits and claims. Benefits and claims increased during the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the growth in net premiums. Claims experience was in line with historical trends.

Amortization of DAC. The amortization of DAC increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 largely due to growth in net premiums. Persistency was generally in line with the comparable period in 2018.

Insurance expenses. Insurance expenses increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the same factors discussed above in the three-month comparison.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$69,034	$64,181	$4,853	8%	$207,469	$192,949	$14,520	8%
Asset-based revenues	81,009	78,318	2,691	3%	233,965	228,640	5,325	2%
Account-based revenues	20,449	20,306	143	1%	59,958	61,339	(1,381)	(2)%
Other, net	2,661	2,464	197	8%	7,517	7,223	294	4%
Total revenues	173,153	165,269	7,884	5%	508,909	490,151	18,758	4%
Expenses:
Amortization of DAC	2,044	2,349	(305)	(13)%	4,622	7,870	(3,248)	(41)%
Insurance commissions	3,257	3,193	64	2%	9,437	9,525	(88)	(1)%
Sales commissions:
Sales-based	48,652	45,634	3,018	7%	147,161	137,797	9,364	7%
Asset-based	35,875	34,813	1,062	3%	103,882	100,646	3,236	3%
Other operating expenses	34,530	34,228	302	1%	104,986	106,048	(1,062)	(1)%
Total expenses	124,358	120,217	4,141	3%	370,088	361,886	8,202	2%
Income before income taxes	$48,795	$45,052	$3,743	8%	$138,821	$128,265	$10,556	8%

Results for the Three Months Ended September 30, 2019

Commissions and fees. Commissions and fees increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 driven by higher demand for mutual fund products and variable annuity products. Also contributing to the increase in commissions and fees was growth in asset-based revenues largely reflecting higher average client asset values driven by favorable market performance and continued positive net flows.

Amortization of DAC. Amortization of DAC decreased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to favorable market performance of the funds underlying our Canadian segregated funds products in the third quarter of 2019 compared to third quarter of 2018.

Sales commissions. The increase in sales-based and asset-based commissions for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 were generally consistent with the increase in sales-based revenue and asset-based revenue, respectively.

Other operating expenses. Other operating expenses increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to increased spending on technology-related expenses, partially offset by the phase-in of reduced fees paid to a service provider for the Company’s transfer agent recordkeeping platform, negotiated fee reductions with a managed accounts service provider, and operational efficiencies realized within the business.

Results for the Nine Months Ended September 30, 2019

Commissions and fees. Commissions and fees increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 driven by higher demand for variable annuity products. Also contributing to the increase in commissions and fees was growth in asset-based revenues largely reflecting higher average client asset values driven by favorable market performance and continued positive net flows.

Amortization of DAC. Amortization of DAC decreased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 largely due to favorable market performance of the funds underlying our Canadian segregated funds product in the first quarter of 2019 compared with unfavorable market performance in the first quarter of 2018.

Sales commissions. The increase in sales-based and asset-based commissions for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were generally consistent with the increase in sales-based revenue and asset-based revenue, respectively.

Other operating expenses. Other operating expenses decreased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the phase-in of reduced fees paid to a service provider for the Company’s transfer agent recordkeeping platform, negotiated fee reductions with a managed accounts service provider, and operational efficiencies realized within the business.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$6,719	$7,039	$(320)	(5)%	$19,508	$20,445	$(937)	(5)%
Ceded premiums	(1,862)	(1,843)	19	1%	(5,217)	(5,294)	(77)	(1)%
Net premiums	4,857	5,196	(339)	(7)%	14,291	15,151	(860)	(6)%
Commissions and fees	9,227	8,074	1,153	14%	24,110	22,718	1,392	6%
Investment income net of investment expenses	30,321	26,708	3,613	14%	92,564	76,846	15,718	20%
Interest expense on surplus note	(12,769)	(9,592)	3,177	33%	(35,212)	(27,018)	8,194	30%
Net investment income	17,552	17,116	436	3%	57,352	49,828	7,524	15%
Realized investment gains (losses), including other-than- temporary impairment losses	285	(126)	411	*	4,200	(470)	4,670	*
Other, net	1,052	1,280	(228)	(18)%	3,444	3,881	(437)	(11)%
Total revenues	32,973	31,540	1,433	5%	103,397	91,108	12,289	13%
Benefits and expenses:
Benefits and claims	5,933	4,799	1,134	24%	13,362	12,173	1,189	10%
Amortization of DAC	291	281	10	4%	859	842	17	2%
Insurance expenses	1,697	2,118	(421)	(20)%	4,923	6,440	(1,517)	(24)%
Insurance commissions	412	455	(43)	(9)%	1,218	1,334	(116)	(9)%
Sales commissions	4,534	4,141	393	9%	11,917	11,619	298	3%
Interest expense	7,209	7,216	(7)	*	21,589	21,617	(28)	*
Other operating expenses	20,313	20,484	(171)	(1)%	71,482	66,975	4,507	7%
Total benefits and expenses	40,389	39,494	895	2%	125,350	121,000	4,350	4%
Loss before income taxes	$(7,416)	$(7,954)	$(538)	(7)%	$(21,953)	$(29,892)	$(7,939)	(27)%
*	Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2019

Total revenues. Total revenues increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 largely due to commissions and fees earned from higher sales of other distributed products. Also contributing to the increase in revenues in 2019 was higher net investment income as discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to higher benefits and claims experienced on non-term life insurance business underwritten by NBLIC and the recognition of a $0.7 million reserve for ceded claims on a closed block of business that may not be collected from a reinsurer that was ordered into receivership.

Results for the Nine Months Ended September 30, 2019

Total revenues. Total revenues during the nine months ended September 30, 2019 increased compared to the nine months ended September 30, 2018 largely due to the increase in net investment income and realized investment gains as discussed in the Primerica, Inc. and Subsidiaries Results of Operations section and increase in commissions and fees as discussed in the three-month comparison above.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increased technology expenses, other business development, and employee-related costs.  Also contributing to the increase in benefits and expenses were higher benefits and claims in the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 as described in the three-month comparison above.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of September 30, 2019, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	September 30, 2019	December 31, 2018
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.6 years	3.5 years
Average book yield of our fixed-maturity portfolio	3.65%	3.89%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	September 30, 2019		December 31, 2018
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$510,830	23%	$444,466	21%
AA	244,375	11%	217,541	10%
A	490,432	22%	469,044	22%
BBB	909,820	41%	898,694	43%
Below investment grade	63,202	3%	59,368	4%
Not rated	2,558	*	3,319	*
Total	$2,221,217	100%	$2,092,432	100%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	September 30, 2019
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$23,966	$23,608	$358	AAA
Province of Quebec Canada	13,743	12,565	1,178	AA-
Province of Alberta Canada	11,419	10,934	485	A+
Cigna Corp	11,261	10,846	415	A-
Province of Ontario Canada	10,775	10,319	456	A+
Province of British Columbia	10,583	10,330	253	AAA
Bank of America Corp	10,449	10,168	281	A-
Wells Fargo & Co	10,153	9,894	259	A-
Province of New Brunswick Canada	9,737	9,346	391	A+
Honda Motor Co Ltd	9,691	9,401	290	A
Total – ten largest holdings	$121,777	$117,411	$4,366
Total – fixed-maturity securities	$2,305,876	$2,221,217
Percent of total fixed-maturity securities	5%	5%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of common shares outstanding. As of September 30, 2019, the Parent Company had cash and invested assets of $235.1 million.

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

Cash Flows. The components of the change in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2019	2018	$
	(In thousands)
Net cash provided by (used in) operating activities	$321,331	$285,280	$36,051
Net cash provided by (used in) investing activities	(114,759)	(132,123)	17,364
Net cash provided by (used in) financing activities	(231,765)	(206,805)	(24,960)
Effect of foreign exchange rate changes on cash	801	(936)	1,737
Change in cash and cash equivalents	$(24,392)	$(54,584)	$30,192
Operating Activities. Cash provided by operating activities increased during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 mainly due to higher cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. The impact of direct premium growth and the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to drive positive incremental cash flows from operating activities. Partially offsetting this increase is a reduction of cash generated from the timing effect of when cash payments to/from reinsurers were due for ceded premiums and ceded claims.

Investing Activities. Cash used in investing activities decreased during the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 driven by higher cash received due to the timing of maturities on fixed-maturity securities.  Partially offsetting the decrease in cash used in investing activities were higher purchases of fixed assets to support technology-related initiatives.

Financing Activities. Cash used in financing activities increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as we expect an increase in the amount of common stock repurchases that will be made during fiscal year 2019 under the share repurchase program as compared with share repurchases made during fiscal year 2018.  Also contributing to the increase were higher dividends paid to shareholders as the Company increased its per share dividend in 2019.

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

As of September 30, 2019, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of September 30, 2019, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022. We were in compliance with the covenants of the Senior Notes as of  September 30, 2019. No events of default occurred during the three or nine months ended September 30, 2019.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2018.

Short-Term Borrowings. We had no short-term borrowings as of or during the three and nine months ended September 30, 2019.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of September 30, 2019.

Credit Facility Agreement. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of September 30, 2019, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility in the nine months ended September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On September 13, 2018, the CSA published for comment proposed amendments that would prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Proposal”). The CSA has indicated that the prohibition of upfront sales commissions by fund companies will eliminate the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada.  If these rules regarding the prohibition of upfront sales commission are adopted as proposed, changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada will be necessary. At this time, we are unable to determine the extent to which changes to our business would be necessary as a result of the DSC Proposal and are unable to quantify the impact, if any, on our business, nor are we able to project the timing of the adoption of any such reforms or transition timeline.

In Canada, on October 3, 2019, the organization of provincial and territorial securities regulators (“Canadian Securities Administrators” or “CSA”) published final rule amendments to reforms intended, among other things, to address conflicts of interest among registered firms and individuals (“Client Focused Reforms”). The final Client Focused Reforms do not prohibit forms of compensation, such as embedded commissions, but require that conflicts that arise from compensation be mitigated such that recommendations may be made in clients’ best interest. The Client Focused Reforms are subject to ministerial approval before coming into force at the end of this year, with an implementation date of December 31, 2020 for the conflicts of interest rules.  Mitigation of the embedded commissions conflict as required under the Client Focused Reforms may necessitate changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada, however, we are unable to determine the extent of such changes or quantify the impact, if any, on our business at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2019, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2019	197,375	$123.11	194,913	$140,288,631
August 1 - 31, 2019	221,059	115.52	220,724	114,790,594
September 1 - 30, 2019	170,050	122.54	169,998	93,959,039
Total	588,484	120.09	585,635	93,959,039

(1)

Consists of (a) repurchases of 2,849 shares at an average price of $120.37 arising from share-based compensation tax withholdings and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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

Primerica, Inc.

November 7, 2019	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)