Form 10-K
period 2019-12-31
Primerica, Inc.
filed 2020-02-28
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2019, was $5,014,399,156. The number of shares of the registrant’s Common Stock outstanding at January 31, 2020, with $0.01 par value, was 41,108,029.

Documents Incorporated By Reference

Certain information contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 13, 2020 is incorporated by reference into Part III hereof.

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
•

if heightened standards of conduct or more stringent licensing requirements, such as those adopted by the Securities and Exchange Commission and those proposed or adopted by state legislatures or regulators or Canadian securities regulators, are imposed on us or the sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations;

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

•	the current legislative and regulatory climate with regard to cybersecurity may adversely affect our business, financial condition, and results of operations;
•	in the event of a disaster, our business continuity plan may not be sufficient, which could have a material adverse effect on our business, financial condition and results of operations;
•	licensing requirements will impact the size of the mortgage loan sales force;
•

our loan business is subject to various federal and state laws, changes in which could affect the cost or our ability to distribute our products and could materially adversely affect our business, financial condition and results of operations;

ii

•

credit deterioration in, and the effects of interest rate fluctuations on, our invested asset portfolio and other assets that are subject to changes in credit quality and interest rates could materially adversely affect our business, financial condition and results of operations;

•

valuation of our investments and the determination of what type of impairment exists when the fair value of our available-for-sale invested assets is below amortized cost are both based on estimates that may prove to be incorrect;

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

Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is a leading provider of financial products to middle-income households in the United States and Canada with 130,522 licensed sales representatives as of December 31, 2019. These independent licensed representatives (“sales representatives” or “sales force”) assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We insured over five million lives and had approximately 2.5 million client investment accounts as of December 31, 2019. Our business model uniquely positions us to reach underserved middle-income consumers in a cost-effective manner and has proven itself in both favorable and challenging economic environments.

Our mission is to serve middle-income families by helping them make informed financial decisions and providing them with a strategy and tools to gain financial independence. Our distribution model is designed to:

•

Address our clients’ financial needs. Licensed sales representatives primarily use our proprietary financial needs analysis tool (“FNA”) and an educational approach to demonstrate how our product offerings can provide financial protection for our clients’ families, save for their retirement and other needs, and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of sales representatives. Meetings are generally held in informal, face-to-face settings, usually in the clients’ homes.

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

Our Clients

Our clients are generally middle-income consumers, which we define as households with $30,000 to $100,000 of annual income. According to the 2018 U.S. Census Bureau Current Population Survey, the latest period for which data is available, almost 50% of U.S. households fall in this range. We believe that we understand the financial needs of the middle-income segment, which include:

•

Many have inadequate or no life insurance coverage. Individual life insurance sales in the United States declined from 12.5 million policy sales in 1975 to 9.6 million policy sales in 2018, the latest period for which data is available, according to the Life Insurance Marketing and Research Association International, Inc. (“LIMRA”), a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle-income clients for many years, is generally the best option for them to meet their life insurance needs.

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

Our Distribution Model

Our distribution model, which is a modified traditional insurance agency model, is designed to reach and serve middle-income consumers efficiently through the sales force. Key characteristics of our unique distribution model include:

•

Independent entrepreneurs: Sales representatives are independent contractors building and operating their own businesses. This approach means that sales representatives are entrepreneurs who take responsibility for selling products, recruiting and developing other sales representatives, setting their own schedules and managing and paying the administrative expenses associated with their sales activities.

•

Low barriers to entry: By offering a flexible time commitment opportunity, we are able to attract a significant number of recruits who desire to earn supplemental income and generally concentrate on smaller-sized transactions typical of middle-income consumers. Sales representatives are able to start their independent businesses for low fees, for which they receive technological support, pre-licensing training and access to licensing examination preparation programs. Sales representatives sell or refer products directly to consumers, and therefore our business opportunity does not require recruits to purchase and resell our products. Most sales representatives begin selling products on a part-time basis, which enables them to hold jobs while exploring an entrepreneurial business opportunity with us.

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

Structure and Scalability of the Sales Force

New sales representatives are recruited by existing sales representatives. When these new recruits become sales representatives, they become part of the sales organization of the sales representative who recruited them as well as the sales organizations to which the recruiting sales representative belongs. We encourage sales representatives to bring in new recruits to build their own sales organizations, enabling the Company to reach more middle-income families.

RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, they are responsible for funding the costs of their administrative staff, marketing materials, travel, training and certain recognition events for the sales representatives in their respective sales organizations. Field offices provide a location for sales representatives to conduct recruiting meetings, training events and sales-related meetings, disseminate our Intranet-streamed broadcasts, conduct compliance functions, and house field office business records. Some business locations house more than one field office. At December 31, 2019, approximately 5,300 field offices in 3,000 locations were managed by sales representatives that served as RVPs.

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

Both the structure of the sales force and the capacity of our support capabilities provide us with a high degree of scalability as we grow our business. Our support systems and technology are capable of supporting a large sales force and a high volume of transactions. In addition, by sharing training and compliance activities with RVPs, we are able to grow the Company without incurring proportionate overhead expenses.

Recruitment of Sales Representatives

The recruitment of sales representatives is undertaken by existing sales representatives, who identify prospects and share with them the benefits of associating with our organization. Sales representatives showcase the Company as dynamic and capable of improving the lives of middle-income families.

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

The following table provides information on new recruits and life insurance-licensed sales representatives:

	Year ended December 31,
	2019	2018	2017
Number of new recruits	282,207	290,886	303,867
Number of newly life insurance-licensed sales representatives	44,739	48,041	48,535
Number of life insurance-licensed sales representatives, at period end	130,522	130,736	126,121
Average number of life insurance-licensed sales representatives during period	130,370	128,977	121,291

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

We conduct numerous local, regional and national meetings to help inform and motivate the sales force. In June 2019, we hosted our biennial international convention and associated meetings at the Mercedes-Benz Stadium and Georgia World Congress Center in Atlanta, Georgia, which was attended by approximately 50,000 people. Most of our new recruits and sales representatives who have attended our conventions and associated meetings do so at their own expense, which we believe further demonstrates their commitment to our organization and mission.

Training, Communication and Sales Support Tools. Primerica Online (“POL”), delivered through a secure Intranet website and a cross-platform mobile application (“Primerica App”), is our primary tool designed to support sales representatives and assist them in building their own businesses. We provide sales representatives with communication, training, and sales support tools on POL that allow both new and experienced sales representatives to offer financial information and products to our clients. POL provides sales representatives with access to various business tracking and management tools, licensing support tools, product-specific training, and sales procedures and tools. Additionally, POL provides access to internal training programs and videos covering sales, management skills, business ownership, and compliance. We also use POL to provide real-time recognition of sales representatives’ successes and scoreboards for sales force production, contests, and incentive trips. In addition, POL is a gateway to our product providers and product support. Subscribers generally pay a small monthly fee to subscribe to POL, which helps cover the cost of developing new resources and maintaining this support system. A limited version of POL that provides access to Primerica e-mail, compliance and compensation information, newsletters and bulletins is available at no cost.

The primary features and tools available on POL include:

•

Training and Licensing Tools: POL provides sales representatives with access to study tools for life insurance and securities licensing examinations such as pre-licensing study materials, on-demand videos, personalized licensing study plans, exam simulators, progress tracking, and exam and license registration. POL also provides training materials and access to obtain online certifications to sell certain other distributed products.

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

•	Sales Support and Client Management Tools offered through POL:
-

Our Financial Needs Analysis: Our FNA is a proprietary, needs-based analysis tool. The FNA gives sales representatives the ability to collect and synthesize client financial data and develop a financial analysis for the client that is easily understood. The FNA helps our clients understand their financial needs in the areas of debt, financial protection, and savings as well as introduces prudent financial concepts, such as regular saving and accelerating the repayment of high cost credit card debt, to help them reach their financial goals. The FNA also provides clients with a snapshot of their current financial position and identifies their life insurance, savings and debt resolution needs.

-

Our Point-of-Sale Application Tool: Our point-of-sale technology, TurboApps, is an internally developed system that streamlines the application process for our insurance and investment products. These applications populate client information from the FNA to eliminate redundant data collection and provide real-time feedback to eliminate incomplete and illegible applications. Integrated with our paperless field office management system described below and with our home office systems, TurboApps allows RVPs and us to realize the efficiencies of straight-through-processing of application data and other information collected on sales representatives’ mobile devices, which results in expedited processing of product sales. TurboApps also features EZ-Key, which is a tool that helps sales representatives guide clients through the investment decision process and ultimately provides investment alternatives based on the client’s individual situation.  TurboApps is available on the sales representatives’ portal, POL and our mobile platform, the Primerica App.

-

Primerica App: The mobile Primerica App platform has experienced broad adoption and provides the sales force with access to the critical components needed to start, build and maintain their businesses. We continually enhance and expand the scope and resources available in this strategic platform.

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

For most mutual funds (non-managed investments) and annuity products, commissions are paid both on the sale and on the value of assets under management. Commissions are calculated based on the dealer reallowance and trail compensation actually paid to us. For managed investment products, fees earned are based on the assets under management and represent the fee we receive as compensation for as long as we retain the account. For our Canadian segregated fund investment products, we pay sales representatives a sales commission based on the amount invested and a monthly fee based on clients’ asset values.

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

In addition to these methods of compensation, RVPs can earn quarterly agent equity awards based largely on sales production.

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

To sell insurance products, sales representatives must be licensed by their resident state, province or territory and by any other state, province or territory in which they do business. In most states, sales representatives must also be appointed by our applicable insurance subsidiary. Our in-house life insurance licensing program offers new recruits a significant number of classroom life insurance pre-licensing courses to meet applicable state and provincial licensing requirements and prepares recruits to pass applicable licensing exams.

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

To offer mortgage loan products, sales representatives must be individually licensed as mortgage loan originators by the states in which they do business and, in some states, they must also be individually licensed as mortgage brokers.

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

Generally, RVPs must obtain a principal license (FINRA Series 26 in the United States and Branch Manager license in Canada), and, as a result, they assume additional regulatory responsibility over the activities of their sales organizations. Additional supervision is provided by designated principal-licensed home office personnel, referred to as Regional Securities Principals (“RSPs”).  RSPs are required to supervise and monitor activity across all product lines and report any compliance issues they observe to our Compliance Department.  In addition, our Compliance Department regularly runs surveillance reports designed to monitor the activity of the sales force and investigates any unusual or suspicious activity identified during these reviews or during periodic inspections of RVP offices.

All sales representatives are required to participate in our annual compliance meeting, a program administered by our senior management and our legal and compliance staff. We provide a compliance training overview across all product lines and require the completion of compliance checklists by each licensed sales representative for each product he or she offers. Additionally, sales representatives receive periodic compliance communications, both in writing and through videos, regarding new compliance developments and business issues of significance.

Our Field Audit Department regularly conducts audits of all sales representative offices, including scheduled and no-notice audits. The Field Audit Department reviews regulatory-required records that are not maintained at our home office. Any compliance deficiencies noted in the audit must be corrected, and we carefully monitor all corrective action. Audit deficiencies are addressed through reprimands, probations and contract terminations.

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

The following table provides information on our principal product offerings and the principal sources thereof by operating segment as of December 31, 2019.

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
Franklin Templeton Investments (U.S.)
VOYA Financial, Inc. (U.S.)
Invesco (U.S. and Canada)
Legg Mason Global Asset Management (U.S.)
AGF Investments (Canada)
PFSL Fund Management Ltd. (Canada)
Mackenzie Investments (Canada)
Fidelity Investments (Canada)
	Managed Investments	PFS Investments (dba Primerica Advisors) (as a program sponsor) (U.S.)
	Variable Annuities	American General Life Insurance Company and its affiliates (U.S.)
AXA Distributors, LLC (U.S.)
Brighthouse Financial, Inc. (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
	Fixed Indexed Annuities	American General Life Insurance Company and its affiliates (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Fixed Annuities	Brighthouse Financial, Inc. (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Segregated Funds	Primerica Life Canada (Canada)
Corporate and Other Distributed Products	Prepaid Legal Services	LegalShield (U.S. and Canada)
	ID Theft Defense	LegalShield (U.S. and Canada)
	Supplemental Health and Accidental Death & Disability Insurance	The Edge Benefits Inc. and its affiliates (Canada)
	Auto and Homeowners' Insurance (1)	Various insurance companies, as offered through Answer Financial, Inc. (U.S.)
SurexDirect.com Ltd. (Canada)
	Mortgage Loans (2)	Quicken Loans Inc. (U.S.)
B2B Bank (Canada)
	Home Automation Solutions (1)	Vivint, Inc. (U.S.) and Vivint Canada, Inc. (Canada)

(1)	Referrals only.
(2)	In the U.S., mortgage loans are made by Quicken Loans Inc. In Canada, representatives can refer mortgage loans to B2B Bank.

Term Life Insurance

Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. In 2018, the latest period for which data is available from LIMRA, we ranked as a leading provider of individual term life insurance in the United States.

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

We design our term life insurance products to be easily understood by, and meet the needs of, our clients. Clients purchasing our term life insurance products generally seek stable, longer-term income protection products for themselves and their families. In response to this demand, we offer term life insurance products with initial level-premium coverage periods that range from 10 to 35 years and a wide range of coverage face amounts.  Policies remain in force until the expiration of the coverage period or until the policyholder ceases to make premium payments and terminates the policy. Our in-force term life insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. After the initial policy term, the policyholder has the option to continue coverage or by renewing or converting their contract.  Both options result in higher premiums due to the policyholder’s attained age.

One of the innovative term life insurance products that we offer is TermNow, our rapid issue term life product that provides for face amounts of up to $300,000 (local currency). TermNow allows a sales representative to submit an application via TurboApps and, with the client’s permission, allows the Company to access databases, including Medical Information Bureau (“MIB”) data in the United States and Canada and prescription drug, motor vehicle, and criminal records in the United States, as part of the underwriting process. The Company uses this data and the client’s responses to application questions to determine any additional underwriting requirements. Results of these processes are reported in real time to our underwriting system, which then determines whether or not we can rapidly issue a policy.

The average face amount of our in-force policies issued in 2019 was approximately $248,500. The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2019	2018	2017
Life insurance issued:
Number of policies issued	287,809	301,589	312,799
Face amount issued (in millions)	$93,994	$95,209	$95,635

	December 31,
	2019	2018	2017
Life insurance in force:
Number of policies in force	2,641,483	2,606,825	2,560,334
Face amount in force (in millions)	$808,262	$781,041	$763,831

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

Under our current underwriting guidelines, we individually assess each insurable adult applicant and place each applicant into a risk classification based on current health, medical history, and other risk factors. Each classification (generally preferred plus, preferred, non-tobacco and tobacco) has specific criteria. We may decline an applicant’s request for coverage if his or her health or activities create unacceptable risks.

Sales representatives ask applicants a series of questions regarding the applicant’s medical history. We may also consider information about the applicant from third-party sources, such as the MIB, prescription drug databases, motor vehicle records and physician statements. If we believe that further information regarding an applicant’s medical history is necessary, we use a third-party provider and its trained personnel to contact the applicant by telephone to obtain a more detailed medical history. Additionally, we may require copies of applicants’ medical information from their attending physicians. The report resulting from this process is electronically transmitted to us and is evaluated in our underwriting process. Paramedical requirements are also needed on applicants applying for Custom Advantage, our fully-underwritten term life product.

To accommodate the significant volume of insurance business that we process, we and the sales force use specialized technology. We offer sales representatives an electronic life insurance application that supports term life insurance products. Approximately 95% of the life insurance applications we received in 2019 were submitted electronically via TurboApps. Our electronic life insurance application reduces errors in submitted applications, collects the applicant’s electronic signatures and populates the RVP’s sales log. Once an application is complete, the pertinent application data is uploaded to our life insurance administrative systems, which manage the underwriting process by electronically analyzing data, recommending underwriting decisions, identifying requirements for higher face amounts or older ages and communicating with the sales representative and third-party service providers.

Claims Management. Our insurance subsidiaries processed over 15,800 life insurance benefit claims in 2019 on policies underwritten by us and sold by sales representatives. These claims fall into three categories: death, waiver of premium (applicable to disabled policyholders who purchased this benefit for which we agree to waive life insurance premiums during a qualifying disability), or terminal illness. The claim may be reported by a sales representative, a beneficiary or, in the case of qualifying disability or terminal illness, the policyholder. Following are the benefits paid by us for each category of claim:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Death	$1,447,375	$1,391,755	$1,388,027
Waiver of premium	49,712	46,690	45,146
Terminal illness (1)	14,584	16,474	16,389

(1)	We consider claims paid for terminal illness to be loans made to the policyholder that are repaid to us from the death benefit upon the death of the insured.

In the United States, after coverage has been in force for two years, we may not contest the policy for misrepresentations in the application or the suicide of the insured. In Canada, we have a similar two-year contestability period, but we are permitted to contest insurance fraud at any time. As a matter of policy, we do not contest any coverage issued by us to replace the face amount of another insurance company’s individual coverage to the extent the replaced coverage would not be contestable by the replaced company. We believe this approach helps sales representatives sell replacement policies, as it reassures clients that claims made under their replacement policies are not more likely to be contested as to the face amount replaced. Through our claims administration system, we record, process and pay the appropriate benefit for any reported claim. Our claims system is used by our home office claims adjusters to order medical and investigative reports from third-party providers, calculate amounts due to the beneficiary (including interest), and report payments to the appropriate reinsurance providers.

Primerica Life and NBLIC regularly consult the Social Security Administration’s Death Master File in accordance with applicable state requirements. These processes help identify potential deceased insureds for whom claims have not been presented in the normal course of business. If unreported deaths are identified, Primerica Life and NBLIC attempt to determine if a valid claim exists, to locate beneficiaries, and to pay benefits accordingly.

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

Investment and Savings Products

We believe that many middle-income families have significant unmet retirement and savings needs. Using our FNA tool, sales representatives help our clients understand their current financial situations and how they can use time-tested financial principles, such as prioritizing personal savings, to reach their savings goals. Our product offerings include saving and investment vehicles that seek to meet the needs of clients in all stages of life.

Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and licensed sales representatives, we distribute and sell to our clients a variety of mutual funds, managed investments, variable, index-linked, and fixed annuities, fixed indexed annuities and segregated funds. As of December 31, 2019, approximately 25,747 sales representatives were licensed to distribute mutual funds in the United States (including Puerto Rico) and Canada. As of December 31, 2019, approximately 13,788 sales representatives were licensed and appointed to distribute annuities in the United States and approximately 13,065 sales representatives were licensed to sell segregated funds in Canada.

Mutual Funds. In 2019, in the United States, licensed sales representatives primarily distribute mutual funds from the following select asset management firms: American Century Investments, American Funds, Franklin Templeton, Invesco, and Legg Mason. These firms have diversified product offerings, including domestic and international equity, fixed-income and money market funds. Each firm continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We have selling agreements with a number of other fund companies and we believe that, collectively, these asset management firms provide funds that meet the investment needs of our clients.

During 2019, Legg Mason, Invesco, American Funds, and Franklin Templeton accounted for approximately 96% of our mutual fund sales in the United States. Legg Mason and Invesco each have large wholesaling teams that support the sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will.

A wholly owned indirect subsidiary of the Parent Company and affiliate of PFS Investments, Primerica Shareholder Services, Inc. (“PSS”), provides transfer agent recordkeeping services to investors who purchase shares of mutual funds offered by certain of our fund families through PFS Investments. In exchange for these services, PSS receives recordkeeping and account maintenance fees from the applicable fund company.  PSS has retained BNY Mellon Asset Servicing to perform the necessary transfer agent recordkeeping services for these accounts on its proprietary SuRPASS system.  PFS Investments serves as the Internal Revenue Service (“IRS”) approved non-bank custodian for customers that open individual retirement accounts (“IRA”) (or certain other retirement accounts) with PFS Investments and invest in shares of mutual funds offered by certain of our fund families. For these services, PFS Investments receives an annual custodian fee.

In Canada, sales representatives offer Primerica-branded Concert™ Series funds, which accounted for approximately 34% of our Canadian mutual fund product sales in 2019. Our Concert™ Series funds consist of six different asset allocation funds with varying investment objectives ranging from fixed income to aggressive growth. Each Concert™ Series fund is a fund of funds that allocates fund assets among equity and income mutual funds of AGF Investments, a leading asset management firm in Canada. The asset allocation within each Concert™ Series fund is determined on an advisory contract basis by Morneau Shepell Asset and Risk Management Ltd. The principal non-proprietary funds that we offer our clients in Canada are funds of AGF Investments, Mackenzie Investments, Fidelity Investments, and Invesco. Sales of these non-proprietary funds accounted for approximately 59% of mutual fund product sales in Canada in 2019. Like our U.S. fund family list, the asset management partners we have chosen in Canada have a diversified offering of equity, fixed-income and money market funds, including domestic and international funds with a variety of investment styles.

A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment account by bank draft against their checking accounts. During the year ended December 31, 2019, average client assets held in individual retirement accounts in the United States and Canada accounted for an estimated 74% and 70% of total average client account assets, respectively. Our individual retirement accounts in Canada are considered Registered Retirement Savings Plans (“RRSP”). An RRSP is similar to a traditional IRA, in the United States in that contributions are made to the RRSP on a pre-tax basis and income is earned on a tax-deferred basis. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.

Managed Investments. PFS Investments (dba PFS Advisors) is a registered investment advisor in the United States, and it offers a managed investments program, Primerica Advisors Lifetime Investment Platform (the “Lifetime Investment Platform”), which we launched in 2017. The Lifetime Investment Platform is a robust advisory offering designed for clients who have at least $25,000 of investable assets. It provides our customers access to mutual fund and exchange-traded fund investment models designed and managed by several unaffiliated investment advisers. PFS Investments, as sponsor and portfolio manager of the program, evaluates models for inclusion in the program and conducts ongoing due diligence of the models and unaffiliated investment advisers made available through the program. TD Ameritrade Institutional, an unaffiliated broker-dealer, provides custody, trade execution, clearing, settlement and other services for customer assets invested through the Lifetime Investment Platform.

Variable Annuities. U.S. securities licensed sales representatives also distribute variable annuities issued by American General Life Insurance Company and its affiliates (“AIG”), AXA Equitable Life Insurance Company (“AXA Life”), Lincoln National Life Insurance Company and its affiliates (“Lincoln National”), and Brighthouse Life Insurance Company (“Brighthouse Life”). Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). We also offer index-linked annuities issued by AXA Life, Brighthouse Life, and Lincoln National. Index-linked annuities are insurance contracts that provide investors with potential growth, subject to a cap, and partial downside protection against losses. Gains and losses are measured over a fixed period, typically three to six years, based on the performance of a securities index. Although linked to an index, an investment in these contracts does not involve ownership of any underlying portfolio securities by the client.  Each of these companies bears the insurance risk on its variable annuities and index-linked variable annuities that we distribute.

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

Segregated Funds. In Canada, we offer segregated fund products, branded as our Common Sense FundsTM, that have some of the characteristics of our variable annuity products distributed in the United States. Our Common Sense FundsTM are underwritten by Primerica Life Canada and offer our clients the ability to participate in a diversified managed investments program that can be opened for as little as $25. While the assets and corresponding liability (reserves) are recognized on our consolidated balance sheets, the assets are held in separate accounts for the benefit of the segregated fund contract owners and are not commingled with the general assets of the Company.

There are three fund products within our segregated funds offerings: the Asset Builder Funds, the Strategic Retirement Income Fund (“SRIF”), and a money market fund known as the Cash Management Fund. The investment objective of Asset Builder Funds is long-term capital appreciation combined with some guarantee of principal. Unlike mutual funds, our Asset Builder Funds product guarantees clients at least 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or at the Asset Builder Funds’ maturity date, which is selected by the client. The portfolio consists of both equities and fixed-income securities with the equity component consisting of a pool of primarily large cap Canadian and U.S. equities and the fixed-income component consisting of Canadian federal government zero coupon treasuries and government-backed floating rate notes. The portion of the Asset Builder Funds’ portfolio allocated to zero coupon treasuries are held in sufficient quantity to satisfy the guarantees payable at the maturity date of each Asset Builder Fund. As a result, our potential loss exposure is very low as it comes from the guarantees payable upon the death of the client prior to the maturity date.

The investment objective of the SRIF is to provide income during retirement plus the opportunity for modest capital appreciation. The SRIF product guarantees clients 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or age 100. The portfolio consists of both equities and fixed-income securities, with the equities consisting of a pool of primarily large cap Canadian and U.S. equities that are capped at 25% of the portfolio. The balance is a fixed-income portfolio consisting of investment-grade government and corporate bonds. The high quality of the investments and the percentage cap on equities results in a relatively low potential loss exposure. All accounts in the SRIF are held as Registered Retirement Income Funds which carry government-mandated minimum annual withdrawals. Similar to the Asset Builder Funds, our potential exposure for loss associated with the SRIF is very low as its investment allocations are conservatively aligned with the risks of the client contracts.

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

As the IRS-approved non-bank custodian for certain funds noted above, PFS Investments receives annual fees on a per-account basis for as long as it services the account.  As explained above, PSS receives transfer agent recordkeeping fees for the services it provides to the fund families noted above in “Mutual Funds” section. An individual client account may include multiple fund positions for which we earn recordkeeping fees.

Because the total amount of these fees fluctuates with the number of such accounts and positions within those accounts, the opening or closing of accounts has a direct impact on our revenues. From time to time, the fund companies for which we provide these services request that accounts or positions with small balances be closed.

In Canada, we earn revenue from the sales of our investment and savings products in two ways: commissions (or dealer re-allowance) on mutual fund sales and fees paid based upon clients’ asset values (mutual fund trail commissions and investment advisory fees from segregated funds and Concert™ Series funds). On segregated funds, we may earn deferred sales charges for early withdrawals at an annual declining rate within seven years of an investor’s original contribution. We also offer our clients a product option in which there is no deferred sales charge.

Other Distributed Products

We distribute other products, including prepaid legal services, auto and homeowners’ insurance referrals, mortgage loans through mortgage-licensed loan originators, and home automation solutions. In Canada, we also offer mortgage loan referrals and insurance offerings for small businesses. While some of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.

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

We have an arrangement with Quicken Loans Inc. (“Quicken Loans”), a mortgage lender, whereby Primerica Mortgage, LLC a state-licensed mortgage broker, offers mortgage loans through its mortgage loan originator licensed representatives. We launched the program as a pilot in 2019 in Colorado and Florida, offering refinance mortgages, and plan to expand the program in 2020. We receive compensation from Quicken Loans for each closed loan based on a fixed percentage of the loan amount for mortgage brokering services provided and pay compensation to the representatives for services rendered.

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

In Canadian provinces Alberta, Ontario and British Columbia (homeowners’ insurance only) we have an arrangement with SurexDirect.com Ltd. (“Surex Direct”), an independent insurance agency, whereby sales representatives refer clients to Surex Direct to receive multiple, competitive auto and homeowners’ insurance quotes. Surex Direct’s comparative quote process allows clients to easily identify the underwriter that is most competitively priced for their type of risk. We receive referrals based on completed auto and homeowners’ placement of insurance and policy renewals and pay sales representatives a flat referral fee for each completed application and policy renewal.

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

Primerica Life Canada files quarterly and annual financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) and other locally accepted standards with OSFI in compliance with legal and regulatory requirements. OSFI conducts periodic detailed examinations of insurers’ business and financial practices, including the control environment, internal and external auditing and minimum capital adequacy, surpluses and related testing, legislative compliance and appointed actuary requirements. These examinations also address regulatory compliance with anti-money laundering practices, outsourcing, related-party transactions, privacy and corporate governance. Provincial regulators conduct periodic market conduct examinations of insurers doing business in their jurisdiction.

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

The following table sets forth the amount of cash and distributions paid or payable by our insurance subsidiaries:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Primerica Life	$270,000	$200,000	$138,000
Primerica Life Canada	22,544	22,755	22,924

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

In Canada, OSFI oversees an insurer’s minimum capital requirement and determines the sum of capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk and foreign exchange risk.  These capital requirements are measured using the Life Insurance Capital Adequacy Tests (“LICAT”) established by OSFI to determine if any regulatory action is required to be taken.

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

Regulation of Our Investment and Savings Products Business. PFS Investments is registered with, and regulated by, FINRA and the Securities and Exchange Commission (“SEC”). It is subject to regulation by the Department of Labor (“DOL”) with respect to certain retirement plans, and by state securities agencies. PFS Investments operates as an introducing broker-dealer, which does not hold client accounts, and is also registered in all 50 U.S. states and certain territories. All aspects of PFS Investments’ business are regulated, including sales methods and charges, trade practices, the use and safeguarding of customer securities, capital structure, recordkeeping, conduct and supervision of registered representatives.

PFS Investments is required to file monthly reports as well as annual audited financial statements with the SEC pursuant to Section 17 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 17a-5 thereunder. As part of filing these reports, PFS Investments is subject to minimum net capital requirements, as mandated by Rule 15c3‑1 of the Exchange Act.

In the United States, clients acquire securities products from PFS Investments in either a brokerage or advisory relationship.  In a brokerage relationship, a PFS Investments registered representative is currently required pursuant to FINRA rules to make a suitable recommendation for the client and, as of June 30, 2020, will be subject to a “best interest” standard under SEC regulations, but the registered representative provides no ongoing monitoring of the client’s investments. PFS Investments markets mutual funds and variable annuities on a brokerage basis.  In an advisory relationship, namely our managed investment offerings, PFS Investments and its investment advisory representative have a fiduciary obligation to the client and conduct ongoing monitoring of the client’s investments.

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

PFSL Investments Canada is a mutual fund dealer registered with and regulated by the Mutual Fund Dealers Association of Canada (the “MFDA”), the national self-regulatory organization for the distribution side of the Canadian mutual fund industry. It is also registered with provincial and territorial securities commissions throughout Canada (collectively referred to as the “Canadian Securities Administrators” or “CSA”). As a registered mutual fund dealer, PFSL Investments Canada performs the suitability review of mutual fund investment recommendations, and like our U.S. broker-dealer, it does not hold client accounts. PFSL Investments Canada is subject to the rules and regulations established by the Canadian Securities Administrators for the sale of securities, which include standards of conduct for the firm and its sales representatives.

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

Regulation of Mortgage Loan Products. In the United States, state mortgage banking, brokering and lending laws regulate our mortgage loan products business. In the United States, Primerica Mortgage, LLC is regulated by state banking commissioners and other equivalent regulators as well as by the Consumer Financial Protection Bureau. Our mortgage loan products business must comply with the laws, rules and regulations, as well as judicial and administrative decisions, in all of the jurisdictions in which we are licensed to offer mortgage and unsecured loans, as well as an extensive body of federal laws and regulations. These state and federal laws and regulations address the type of loan products that can be offered to consumers through predatory lending and high cost loan laws and the type of licenses that must be obtained by individuals and entities seeking to solicit mortgage loan applications from consumers. As a mortgage broker licensee, Primerica Mortgage, LLC is subject to periodic examinations by regulators.

To offer mortgage loan products, sales representatives must be individually licensed as mortgage loan originators by the states in which they do business (and in some states as both mortgage brokers and mortgage loan originators).  See “Risk Factors — Other Risks Related to Our Business — Licensing requirements will impact the size of the mortgage loan sales force.”

In addition, our loan product distribution business is subject to various other federal laws, including the Truth In Lending Act and its implementing regulation, Regulation Z, the Equal Credit Opportunity Act and its implementing regulation, Regulation B, the Fair Housing Act and the Home Ownership Equity Protection Act. We are also subject to the Real Estate Settlement Procedures Act (“RESPA”) and its implementing regulation, Regulation X, which requires timely disclosures related to the nature and costs of real estate settlement amounts and limits those costs and compensation to amounts reasonably related to the services performed. We are also subject to the Dodd-Frank Act and any implementing regulations.

In Canada, our loan activities are more limited and the sales representatives only provide mortgage loan referrals to B2B Bank. The sales representatives are not required to obtain mortgage loan licensure from any regulatory entity to make these referrals.

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

Privacy and Information Security

Our business is dependent on maintaining a secure, confidential environment for our clients, employees and other partners’ information. Information security and privacy is critically important as we rely more heavily on mobile technologies to conduct business and bring solutions to our clients who entrust their data to us.

We have built sophisticated information technology platforms to support our clients and operations and the sales force. Our data center houses an enterprise-class IBM mainframe as well as modern distributed and cloud technology infrastructure. Our business applications, many of which are proprietary, are supported by application developers and data center staff at our main campus.

Primerica’s information security teams provide services, including project consulting, threat management, application and infrastructure assessments, secure configuration management, and information security administration.  Additionally, we support advanced business continuity and disaster recovery capabilities. The Company institutes a three-lines-of-defense model for information security risk assurance, in which management owns the risk, our enterprise risk management team assesses the risk and oversees compliance with internal guidelines and policies, and our internal audit team provides independent assurance of the effectiveness of the first two lines of defense. Primerica’s management continually assesses information security risk, working with industry experts for maturity and technical assessments. Primerica’s enterprise risk management and internal audit functions conduct regular assessments and audits, and report the results to the Board of Directors at least quarterly.

The Company has two core policies that govern our home office initiatives in this critical area: (1) Information Security Policy; and (2) Data Loss Prevention Policy.  These policies are reviewed annually and updated as needed.  They address both the processes and technical requirements needed to protect the environments in which data is processed, as well as how it is maintained, governed, and protected. We also impose mandatory privacy and information security controls and various data security protection requirements on the sales force.  These required controls are based on varying governing laws and regulations.

Primerica’s senior executive leadership is actively involved in managing privacy and information security risk, including participation in a risk steering group that holds quarterly meetings, coordinates corporate security initiatives to enable Primerica to optimize spending, manage infrastructure, and minimize privacy and security risk. This group also provides high-level guidance on technology- and security-related issues of importance to the Company, and is composed of several of Primerica’s top executives.

We have an Incident Response Plan that is reviewed and updated regularly.  Our Incident Response Team consists of employees from our information security, legal, compliance, public relations, and operational teams.  This plan is designed to help Primerica identify and promptly respond to information security incidents, contain and eradicate such incidents, notify affected parties and, where appropriate, notify government and regulatory authorities. The roles and responsibilities of Primerica personnel and third-party vendors in responding to information security incidents are well-documented and include when and to whom incidents should be reported based on level of severity.  On a semi-annual basis, the team undertakes facilitator-led trainings and simulations of information security incidents.  Primerica also has purchased cyber insurance coverage.

The reporting of all cyber-related risks and assessments is ongoing to senior management and to our Board of Directors, and our Board of Directors has oversight responsibility for our cyber security program pursuant to the plan. The Board receives a quarterly report from management on cyber security.

We train our entire full- and part-time employee workforce and third parties with access to Company systems in information security, how to recognize and understand privacy-related risks, and ways to mitigate data and privacy issues, with certain positions requiring additional, specialized training.  We also perform regular tests to determine whether our employees can recognize phishing emails.  Similarly, maintaining data security and privacy is an integral part of our annual compliance training for our independent sales representatives.

Employees

As of December 31, 2019, we had 1,947 full-time employees in the United States and 254 full-time employees in Canada. In addition, as of December 31, 2019, we had 534 on-call employees in the United States and 68 on-call employees in Canada who provided services on an as-needed hourly basis. None of our employees is a member of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

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

If our new business opportunity and the products we distribute do not generate sufficient interest to attract new recruits, motivate them to become licensed sales representatives and maintain their licenses, and incentivize them to sell our products and recruit other new sales representatives, our business would be materially adversely affected.

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

From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for sales representatives to obtain their life insurance and/or securities licenses.  FINRA restructured its representative-level securities qualification examination program in October 2018 to include a new Securities Industry Essentials exam. We have made enhancements to our securities licensing preparation process, but the restructured program could ultimately result in a decrease in the number of U.S. representatives obtaining their securities licenses in the United States.  Further, in September 2018, FINRA requested comments from member firms on potential changes under consideration to the continuing education (“CE”) requirements.  The proposals under consideration include changing the CE regulatory requirement from a three-year period to an annual requirement for securities-licensed representatives. Such a change could place an increased burden on representatives to complete their CE regulatory requirement more frequently, which could negatively impact the size of the active securities sales force in the event that representatives do not complete the CE requirement on a timely basis.

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

There are various laws and regulations, including laws of general application such as the Federal Trade Commission Act (the “FTC Act”), that prohibit fraudulent or deceptive practices including but not limited to pyramid schemes. Historically, the FTC has defined a pyramid scheme as an arrangement in which new participants are required to pay a fee for the right to sell a product and the right to receive, for recruiting other persons to participate, rewards that are primarily unrelated to the sale of products to ultimate users. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities. Although we believe that our business practices comply with applicable laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment, or that these laws and regulations could change in actuality or in application, which could require us to restructure our operations or result in regulatory fines, penalties, or other costs, or reputational harm or could otherwise adversely affect our business, financial condition and results of operations.

There are also federal, state and provincial laws of general application, including the FTC Act, and state or provincial unfair and deceptive trade practices laws that could potentially be invoked to challenge aspects of our recruiting of sales representatives. In particular, our recruiting efforts include promotional materials for recruits that describe the potential business opportunity available to them if they become sales representatives. These materials, as well as our other recruiting efforts and those of the sales representatives, particularly with respect to earnings and lifestyle statements, are subject to scrutiny by the FTC and other federal, state and provincial regulatory authorities. If statements made by us or by the sales representatives are deemed to be unfair, deceptive, or misleading, it could result in violations of the FTC Act or other federal, state and provincial laws or regulations could result in regulatory fines, penalties or other costs, or reputational harm, or could otherwise adversely affect our business, financial condition and results of operations.

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

The classification of workers as independent contractors has been the subject of increasing federal, state and provincial legislative, regulatory and judicial interest over the last several years. In some jurisdictions, legislative proposals have been introduced and judicial decisions have been made that call for or result in greater scrutiny of independent contractor classifications. For example, in 2019 California enacted legislation revising its worker classification test.  Although the California legislation excepted specified occupations and activities such as insurance and securities distribution, there can be no assurance that other legislative or regulatory proposals in California or other states would include similar exceptions.  Legislation relating to independent contractor classifications has been proposed by other states and by members of the U.S. Congress.  We cannot predict the outcome of any such legislative, regulatory, or judicial activity.

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

Our assumptions and estimates regarding mortality and persistency require us to make numerous judgments and, therefore, are inherently uncertain. We cannot determine with precision the actual persistency or ultimate amounts that we will pay for actual claim payments on a block of policies, the timing of those payments, or whether the assets supporting these contingent future payment obligations will increase to the levels we estimate before payment of claims. If we conclude, based on our current expectations for mortality, persistency and other assumptions, that our future policy benefit reserves, together with future premiums, are insufficient to cover actual or expected claims payments and the scheduled amortization of our deferred policy acquisition costs ("DAC"), we would be required to first accelerate our amortization of DAC and then increase our future policy benefit reserves in the period in which we make the determination, which could materially adversely affect our business, financial condition and results of operations.

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

Federal and provincial insurance laws regulate all aspects of our Canadian insurance business. Changes to federal or provincial statutes and regulations may be more restrictive than current requirements or may result in higher costs, which could materially adversely affect our business, financial condition and results of operations. If the Office of the Superintendent of Financial Institutions (“OSFI”) determines that our corporate actions do not comply with applicable Canadian law, Primerica Life Canada could face sanctions or fines, and Primerica Life Canada could be subject to increased capital requirements or other requirements deemed appropriate by OSFI.

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

We extensively use reinsurance in the United States to diversify our risk and to manage our loss exposure to mortality risk. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. We, as the insurer, are required to pay the full amount of death benefits even in circumstances where we are entitled to receive payments from the reinsurer. Due to factors such as insolvency, adverse underwriting results or inadequate investment returns, our reinsurers may not be able to pay the amounts they owe us on a timely basis or at all. Further, reinsurers might refuse or fail to pay losses that we cede to them or might delay payment. Since death benefit claims may be paid long after a policy is issued, we bear credit risk with respect to our reinsurers. The creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Any such failure to pay by our reinsurers could have a material adverse effect on our business, financial condition and results of operations. On March 6, 2019 Scottish Re (U.S.), Inc. (“Scottish Re”) was ordered into receivership for purposes of rehabilitation.  While it is uncertain at this time how much of their claim obligations Scottish Re will ultimately be able to pay, we have recognized an allowance for all reinsurance recoverable balances from Scottish Re, which resulted in the recognition of an immaterial loss in our 2019 results of operations.

We also have in place coinsurance agreements that we originally entered into at the time of our IPO, pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our existing reinsurance agreements remain in place. Each coinsurer entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the coinsurer placed assets (primarily treasury and fixed-income securities) in trust for such subsidiary's benefit to secure the coinsurer's obligations to such subsidiary. Each such coinsurance agreement requires each coinsurer to maintain assets in trust, which amount will not be less than the amount of the reserves for the coinsured liabilities. In Canada, the IPO reinsurer must hold pledged assets in an amount sufficient for us to take credit for reinsurance in a Canadian financial institution, not affiliated with the IPO reinsurer, with our Canadian insurance company having an enforceable security interest that has priority over any other security interest for the pledged assets.  Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement subject to any applicable cure periods. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.

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

Our subsidiary broker-dealer and registered investment advisor, PFS Investments, and the sales representatives, are subject to federal and state regulation of its securities business. These regulations cover sales practices, trade suitability, supervision of registered representatives, recordkeeping, the conduct and qualification of officers and employees, net capital requirements, business operations, the rules and regulations of the MSRB and state blue sky regulation. Investment advisory representatives are generally held to a higher standard of conduct than registered representatives. Our subsidiary, PSS, is a registered transfer agent engaged in the recordkeeping business and is subject to SEC regulation. Violations of laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts, could subject us to regulatory actions and/or litigation and could result in the imposition of cease and desist orders, fines or censures, restitution to clients, suspension or revocation of SEC registration, suspension or expulsion from FINRA, reputational damage and legal expense, any of which could materially adversely affect our business, financial condition and results of operations.

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

The U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, Inc., which is regulated as a broker-dealer, and U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by the FINRA. These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. On June 5, 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons (collectively, the “SEC Rulemaking”).  Specifically, the SEC Rulemaking (i) creates a new “best interest” standard of conduct for broker-dealers  (“Reg BI”), (ii) imposes new disclosure requirements through summary forms intended to clarify relationships among brokers, advisers, and their retail customers (“Form CRS”), (iii) provides interpretative guidance regarding the standard of conduct that applies to investment advisers under the Investment Advisers Act of 1940 (“Advisers Act”), and (iv) provides interpretative guidance on the scope of the broker-dealer “solely incidental” exclusion from the definition of “investment adviser” in the Advisers Act. The SEC Rulemaking became effective on July 12, 2019, with a compliance date of June 30, 2020 for Reg BI and Form CRS. We anticipate making certain changes to our sales processes, policies, and procedures in order to comply with the SEC Rulemaking. While we acknowledge that its higher standards of care and enhanced obligations increase regulatory and litigation risk, we do not anticipate that the SEC Rulemaking will cause significant disruption to our business.

In addition to federal regulators, certain states have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to mitigate and disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such state laws or regulations could have on our business vary from state to state depending on the content of the legislation or regulation and how it would be applied by state regulators and interpreted by the courts, but any such laws or regulations could disrupt our brokerage business in the relevant state. We cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

On February 20, 2020, the organization of provincial and territorial securities regulators (collectively referred to as the “Canadian Securities Administrators” or “CSA”) published final rule amendments, applicable in all provinces except Ontario, to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). The final amendments have an effective date of June 1, 2022.  The CSA indicated that the participating provinces’ prohibition of upfront sales commissions by fund companies will require firms to discontinue the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada.  These rules will result in changes in compensation arrangements with both the fund companies that offer the mutual fund products we distribute and sales representatives in the participating provinces.  The deferred sales charge compensation model is permitted to be used until the effective date.  While Ontario has disagreed with the prohibition of upfront sales commissions by fund companies and is not at this time participating in adoption of the DSC Ban, the Ontario Securities Commission has proposed several restrictions on the use of the deferred compensation model, including a $50,000 maximum account size and a limitation on the maximum term of the deferred sales charge schedule to three years compared to current industry practice where the maximum term can be up to seven years.  These restrictions, if any, will also be effective June 1, 2022.  We have not finished the process of determining the types of changes we will make in response to the DSC Ban and the restrictions in Ontario, therefore, we are unable to quantify the potential impact on our financial condition or results of operations.

In Canada, on October 3, 2019, the CSA published final rule amendments intended to better align the interest of securities dealers and representatives with the interests of their clients, improve outcomes for clients, and make clearer to clients the nature and terms of their relationship with registered firms and their representatives.  Collectively these amendments are referred to as the Client Focused Reforms (“CFRs”).  The CFRs, among other things, require registered firms to identify and mitigate conflicts of interest between registered firms and their representatives, on one hand, and clients, on the other, such that recommendations may be made in clients’ best interest. The CFRs are subject to ministerial approval and have staggered implementation dates.  The implementation date to address conflicts and to improve disclosure is December 31, 2020 and the implementation date to enhance overall suitability rules, know your client rules, and know your product requirements is December 31, 2021.  CFRs will require changes to our sales process and back-office systems and processes and may necessitate changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada. Although not expected at this time, the impact of such changes could have a material adverse effect on our investment and savings products business in Canada.

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

Various international, federal and state legislative and regulatory bodies are considering or have considered, proposed, or adopted new standards and rules regarding protection of personally-identifiable information. The NYDFS Cybersecurity Requirements for Financial Services Companies require covered financial services institutions to implement a cybersecurity program designed to protect information systems.  The NAIC has adopted the Insurance Data Security Model Law (“Model Law”), which, among other things, would require insurers and insurance producers to develop and maintain a written information security program, conduct risk assessments, and assess the data security practices of third-party service providers.  The Model Law, which has some similarities as well as differences from the NYDFS’s cybersecurity regulation, has been adopted by several states.  In June 2018, California adopted the California Consumer Protection Act of 2018 (“CCPA”) designed to give consumers more control over their personal data.  The CCPA, which imposes strict liability for security incidents under certain circumstances, will become effective in January 2020. All 50 U.S. states and Canada have breach notification requirements.

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

Licensing requirements will impact the size of the mortgage loan sales force.

To offer mortgage loan products, sales representatives must be individually licensed as mortgage loan originators by the states in which they do business and, in some states, they must also be individually licensed as mortgage brokers.  These licensing requirements include enrollment in the Nationwide Multistate Licensing System, application to state regulators for individual licenses, a minimum of 20 hours of pre-licensing education, an annual minimum of eight hours of continuing education, and the successful completion of both national and state tests or a national test with uniform state content.  Compliance with these licensing regimes (including background and credit checks) have proven to be a barrier for many sales representatives.  In addition, the tests have historically been challenging for the sales representatives to pass. Primerica Mortgage, LLC must also be licensed at the company level as a Mortgage Broker (or equivalent) and, in almost all states, representatives’ offices must be licensed as branch offices.  To offer mortgage loans in a state, individual representatives, offices and Primerica Mortgage, LLC must be licensed as required by state law.  These licenses must be renewed on an annual basis.  Failure of sales representatives to obtain the required licenses and comply with ongoing licensing requirements would adversely affect the size of the mortgage loan sales force, which could materially adversely affect our mortgage loan business.

Our loan business is subject to various federal and state laws, changes in which could affect the cost or our ability to distribute our products and could materially adversely affect our business, financial condition and results of operations.

Our U.S. mortgage loan business is subject to various federal laws, including the Truth In Lending Act and its implementing regulation, Regulation Z, the Equal Credit Opportunity Act and its implementing regulation, Regulation B, the Fair Housing Act and the Home Ownership Equity Protection Act.  We are also subject to the Real Estate Settlement Procedures Act (RESPA) and its implementing regulation, Regulation X, which requires timely disclosures related to the nature and costs of real estate settlement amounts and limits those costs and compensation to amounts reasonably related to the services performed.

We are also subject to the Dodd-Frank Act and are regulated by the Bureau of Consumer Financial Protection, which has the authority to examine, supervise and enforce federal consumer financial laws, including those impacting Primerica Mortgage, LLC’s business.  Additionally, the Dodd-Frank Act imposes restrictions on the manner and amount of mortgage originator compensation and establishes a federal ability to repay standard for all mortgage loans.  Other restrictions contained in the Dodd-Frank Act could have the effect of limiting the availability of certain loan products in the market and adversely impact the range of products offered and the volume of loan business.

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

In 2022, financial markets will transition away from the London Interbank Offered Rate (“LIBOR”) as a reference interest rate for securities and contract terms.  The discontinuation of LIBOR or a switch to an alternative reference rate could adversely impact the value and liquidity of certain investments that use LIBOR as a reference rate and could cause increased cost or uncertainties regarding changes required to be made to contracts that reference LIBOR.  As of December 31, 2019, investments that are tied to LIBOR represent less than 5% of our invested asset portfolio. We also have limited number of other contracts that reference LIBOR, including our Credit Facility Agreement and captive reinsurance agreements, but we do not anticipate the transition to an alternative reference rate will have meaningful impact on such agreements.

Valuation of our investments and the determination of what type of impairment exists when the fair value of our available-for-sale invested assets is below amortized cost are both based on estimates that may prove to be incorrect.

Our portfolio of invested assets primarily consists of fixed-maturity securities that are classified as available-for-sale.  When the fair value of any of our available-for-sale invested assets declines below amortized cost, an impairment exists and we recognize a loss in either our statement of income or in other comprehensive income based on the type of the impairment. The determination of the fair value of certain invested assets, particularly those that do not trade on a regular basis, requires an assessment of available data and the use of assumptions and estimates. Once it is determined that the fair value of an available-for-sale security is below its carrying value, we must determine what type of impairment exists, which is based on subjective factors and involves a variety of assumptions and estimates.

There are certain risks and uncertainties associated with determining the type of impairment that exists when the fair value of available-for-sale securities declines below amortized cost. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions and legislative actions. In the case of mortgage- and asset-backed securities, there is added uncertainty as to the performance of the underlying collateral assets. To the extent that we are incorrect in our determination of the fair value of our investment securities or our determination of what type of impairment exists for available-for-sale securities, we may realize losses that never actually materialize or may fail to recognize losses within the appropriate reporting period.

Changes in accounting standards can be difficult to predict and could adversely impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. U.S. GAAP is a continuously evolving set of financial accounting and reporting standards that govern the preparation of our financial statements. Changes to U.S. GAAP can be difficult to implement and can materially impact how we record and report our financial condition and results of operations. An upcoming change in U.S. GAAP that will impact how we record and report our financial condition and results of operations is Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"). The amendments in this update will change the accounting guidance we follow for long-duration insurance contracts. The most notable amendment included in ASU 2018-12 will require us to update assumptions used in measuring future policy benefits, including mortality, persistency, and disability rates, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how we amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The amendments in ASU 2018-12 are scheduled to be effective for the Company beginning in 2022 as of the earliest period presented in the consolidated financial statements. We anticipate that the adoption of ASU 2018-12 will have a pervasive impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls. This new accounting standard, in addition to other financial reporting standard changes being discussed by the FASB and the SEC, could adversely impact both our financial condition and results of operations as reported on a U.S. GAAP basis.

Additionally, the Company’s insurance company subsidiaries prepare statutory financial statements in accordance with accounting principles designated by regulators in the jurisdictions in which they are domiciled. The financial statements of our U.S. insurance subsidiaries are prepared in accordance with SAPs prescribed or permitted by state insurance departments and the NAIC. SAPs, including actuarial methodologies for estimating reserves, are subject to continuous evaluation by the NAIC and state insurance departments. Similarly, our Canadian life insurance subsidiary is required to prepare statutory financial statements in accordance with IFRS, as prescribed by the OSFI in Canada. In 2017, the International Accounting Standards Board (the “IASB”) issued an IFRS standard that will significantly overhaul our Canadian life insurance subsidiary’s accounting for insurance contracts (“IFRS 17”) for statutory reporting purposes. The IASB has engaged in the process of issuing targeted amendments to IFRS 17 in response to concerns and implementation challenges raised by stakeholders and the proposed effective date of 2022 could be impacted by such amendments. The statutory financial statements of our insurance company subsidiaries, which are used to determine dividend capacity and risk-based capital, could be adversely affected by these and other future changes implemented by jurisdictional insurance departments. Therefore, the ability of our insurance companies to comply with regulatory minimum capital requirements and ultimately pay dividends to the Parent Company could be adversely impacted.

The effects of economic down cycles could materially adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations may be materially adversely affected by economic downturns in the United States and Canada, as well as issues in the global economy that may have repercussions on our local markets. Economic downturns, which are often characterized by higher unemployment, lower household income, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending, have adversely affected the demand for the term life insurance, investment and savings and other financial products that we sell. Future economic down cycles could adversely affect new sales and cause clients to liquidate mutual funds and other investments sold by sales representatives. This could cause a decrease in the asset value of client accounts, reduce our trailing commission revenues and result in a decline in the fair value of our invested asset portfolio. In addition, we may experience an elevated incidence of lapses or surrenders of insurance policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Further, volatility in equity markets or downturns could discourage purchases of the investment products that we distribute and could have a materially adverse effect on our business, including our ability to recruit and retain sales representatives.

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

We face competition in all of our business lines. Our competitors include financial services companies, banks, investment management firms, broker-dealers, insurance companies, insurance brokers, direct sales companies, and technology companies. In many of our product offerings, we face competition from competitors that may have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations, have lower fee and expense ratios, have higher financial strength ratings or offer more robust digital tools and self-service capabilities than we do. More recently, significant capital has been invested in direct-to-consumer offerings, including wealth management, retirement and life insurance products. In addition, regulatory changes and competitive factors are leading to innovations in product offerings and compensation structures.  To the extent these entrants create a significant change in the competitive environment, our ability to maintain or increase our market share and profitability could be materially adversely affected.

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

Our executive offices and business operations are housed primarily at our home office facility located in Duluth, Georgia. Our home office facility consists of general office space where our primary business operations are maintained including our information technology infrastructure and our media production studios. We lease the building, which is approximately 345,000 square feet, under a lease expiring in June 2028.

We also maintain a regional head office location for our Canadian operations in Mississauga, Ontario. Our Canadian head office location consists of general office space under a lease expiring in October 2030.

We lease general office space for our NBLIC subsidiary in Long Island City, New York under a sublease expiring in March 2020.  Subsequent to the sublease’s expiry, NBLIC’s offices will be relocated to a different facility in Long Island City, New York under a lease expiring in 2030.

Each of these leased properties is used by all of our operating segments. We believe that our existing facilities in the U.S. and Canada are adequate for our current requirements and for our operations for the foreseeable future.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM X.	INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

Our executive officers are elected by our Board of Directors.

The name, age at February 27, 2020, and position of each of our executive officers and certain significant employees are presented below. These officers comprise our senior management team.

Name	Age	Position
Glenn J. Williams	60	Chief Executive Officer
Peter W. Schneider	63	President
Alison S. Rand	52	Executive Vice President and Chief Financial Officer
Gregory C. Pitts	57	Executive Vice President and Chief Operating Officer
William A. Kelly	64	Chief Executive Officer, PFS Investments and Co-Head of Business Technology
John A. Adams	61	Chief Executive Officer, Primerica Life Insurance Company of Canada
Michael C. Adams	63	Executive Vice President and Chief Business Technology Officer
Jeffrey S. Fendler	63	Executive Vice President and Chief Compliance and Risk Officer
Kathryn E. Kieser	50	Executive Vice President and Chief Reputation Officer
Michael W. Miller	42	Executive Vice President, Head of Corporate Development and Strategic Planning and President of Primerica Mortgage, LLC
Robert H. Peterman, Jr.	54	Executive Vice President and Chief Marketing Officer
Brett A. Rogers	54	Executive Vice President and General Counsel
Julie A. Seman	50	Executive Vice President, Field Distribution, Primerica Life, Client Solutions and Strategic Markets

Set forth below is biographical information concerning our executive officers.

Glenn J. Williams has served as Chief Executive Officer since April 2015. He served as President from 2005 to April 2015, as Executive Vice President of Field and Product Marketing for international operations from 2000 to 2005, as President and Chief Executive Officer of Primerica Canada from 1996 to 2000, and in roles of increasing responsibility as part of Primerica’s international expansion team in Canada from 1985 to 2000. He began his career with Primerica in 1981 as a member of the Company’s sales force and joined the home office team in 1983. Mr. Williams earned his B.S. in education from Baptist University of America in 1981. He currently serves on the board of trustees for the Georgia Baptist Foundation.

Peter W. Schneider has served as President since April 2015. He served as Executive Vice President, General Counsel, and Chief Administrative Officer from 2000 to April 2015 and as Corporate Secretary from 2000 through January 2014. He worked at the law firm of Rogers & Hardin LLP as a partner from 1988 to 2000. Mr. Schneider earned both his B.S. in political science and industrial relations in 1978 and his J.D. in 1981 from the University of North Carolina at Chapel Hill. He serves on the boards of directors of the Securities Industry and Financial Markets Association (SIFMA) and the Camp John W. Hanes (YMCA).

Alison S. Rand has served as Executive Vice President and Chief Financial Officer since 2000 and in various capacities at the Company since 1995. Prior to 1995, Ms. Rand worked in the audit department of KPMG LLP. Ms. Rand earned her B.S. in accounting from the University of Florida in 1990 and is a certified public accountant. She is Chair of the board of directors of Cool Girls, Inc., Vice Chair of the Audit Committee of the University of Florida National Foundation board of directors and a member of the Executive Committee of the board of directors of Junior Achievement of Georgia. She also serves on the Terry College of Business Executive Education CFO Roundtable Advisory Board.

Gregory C. Pitts has served as Executive Vice President and Chief Operating Officer since December 2009, as Executive Vice President since 1995 with responsibilities within the Term Life Insurance and Investment and Savings Products segments, and the information technology division and in various capacities at the Company since 1985. Mr. Pitts earned his B.S.B.A. in general business from the University of Arkansas in 1985. He serves on the board of directors of the Boy Scouts of America Atlanta Area Council.

William A. Kelly has served as Chief Executive Officer of PFS Investments since May 2018, as President and Chief Executive Officer from 2005 to May 2018 and in various capacities at the Company since 1985. He has also served as the Co-Head of Business Technology since December 2017. Mr. Kelly graduated from the University of Georgia in 1979 with a B.B.A. in accounting.

Set forth below is biographical information concerning certain significant employees.

John A. Adams has served as the Chief Executive Officer of Primerica Life Insurance Company of Canada (“Primerica Life Canada”) since 2003.  He previously served Primerica Life Canada as Chief Financial Officer and before that as Vice President of Finance.  Before joining Primerica, Mr. Adams served as the Director of Finance of a major Canadian university and Treasurer of an insurance group of companies.  He began his career in 1980 with KPMG LLP. He graduated from Trinity College at the University of Toronto in 1980 with a Bachelor of Commerce, and is a Chartered Accountant and Chartered Professional Accountant.  Mr. Adams has provided industry leadership as a board member of the Investment Funds Institute of Canada (the mutual fund industry association) since 2005, having served as its Board Chairman from 2015 to 2017. He has also served as a board member of the Federation of Mutual Fund Dealers.

Michael C. Adams has served as Co-Head of Business Technology since December 2017, as Chief Business Technology Officer since April 2010, as Executive Vice President responsible for business technology since 1998 and in various capacities at the Company since 1980. Mr. Adams earned his B.A. in business and economics from Hendrix College in 1978.

Jeffrey S. Fendler has served as Executive Vice President and Chief Compliance and Risk Officer of the Company since February 2014. He served as President of Primerica Life from 2005 through January 2014 and in various capacities at the Company since 1980. Mr. Fendler received a B.A. in economics from Tulane University.

Kathryn E. Kieser has served as Executive Vice President and Chief Reputation Officer of Primerica, Inc. and President and Chair of the Primerica Foundation since January 2019. Previously, she served as Executive Vice President of Investor Relations from April 2010 to December 2018. Ms. Kieser joined Primerica in October 1995 and has held many positions over her career including Vice President of Sales and Product Marketing, Senior Vice President of Auto and Homeowners Insurance, and Chief Marketing Officer for Primerica Life Insurance Company. Ms. Kieser earned her B.S. degree in Business Administration from Auburn University and a Master of Science degree from Georgia State University. She serves on the boards of directors for the Gwinnett Chamber of Commerce and the Community Foundation for Northeast Georgia.

Michael W. Miller has served as Executive Vice President and Head of Corporate Development and Strategic Planning since September 2015. He leads the Company’s strategic undertakings, including strategic partnerships, organic growth initiatives, M&A and long-term business planning.  He has also been President of Primerica Mortgage, LLC since January 2018. He was previously a senior investment banker at Lazard from 2006 to September 2015, where he specialized in providing strategic advice to a broad array of financial institutions and their regulators. While at Lazard, Mr. Miller advised on over $85 billion of successful transactions and restructuring assignments. Mr. Miller also worked in the insurance industry in various capacities. He holds a B.S. from Brigham Young University in Business Administration and Finance and earned the Charted Property & Casualty Underwriter designation.

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

Brett “Ben” A. Rogers has served as our Executive Vice President and General Counsel since May 2019. Previously, he was a Partner at Rogers & Hardin LLP in Atlanta, where he represented Primerica as outside counsel for more than twenty years. At Rogers & Hardin, his practice focused on complex business matters, including securities litigation, arbitration, and general commercial litigation. Mr. Rogers received a B.A. from Dickinson College and his J.D. with honors from Florida State University.

Julie A. Seman has served since May 2018 as Executive Vice President and Chief Marketing Officer of Field Distribution, Primerica Life, Client Solutions, and Strategic Markets. From August 2014 she has been responsible for sales force growth and increased product distribution through the training and development of financial services representatives in the United States, Canada, Puerto Rico and Guam. In addition, Ms. Seman augments Primerica’s strategic markets which include African American, Hispanic, Partnership and Women with a focus on personal financial education and entrepreneurship. Prior thereto, she was Senior Vice President of Client Solutions from April 2010 to August 2014 where she supervised all front-end products, including Auto & Home Marketing and Legal Protection and oversaw field communication tools. Ms. Seman joined the Company in September 1998 and has served in many roles with increasing responsibility. Ms. Seman received her Bachelors of Business Management from Southern Illinois University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The common stock of Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PRI.”

Holders

As of January 31, 2020, we had 137 holders of record of our common stock.

Dividends

In the first quarter of 2020, we declared a quarterly dividend to stockholders of $0.40 per share. We currently expect to continue to pay comparable quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.

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

During the quarter ended December 31, 2019, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
October 1 - 31, 2019	191,915	$123.48	191,915	$70,261,375
November 1 - 30, 2019	155,917	129.95	155,917	49,999,961
December 1 - 31, 2019	2,418	135.45	-	49,999,961
Total	350,250	$126.44	347,832	$49,999,961

(1)

Consists of (a) repurchases and withholdings of 2,418 shares at an average price of $135.45 arising from share-based compensation withholdings, and (b) open market share repurchases under the share repurchase program approved by our Board of Directors.

(2)

On February 7, 2019, our Board of Directors authorized a share repurchase program, which was announced the same day, for up to $275.0 million of our outstanding common stock (including $65.0 million remaining from the prior repurchase program) for purchases through June 30, 2020.

(3)

On February 10, 2020, our Board of Directors authorized a share repurchase program, which was announced on February 11, 2020, for up to $300.0 million of our outstanding common stock (including $50.0 million remaining from the prior repurchase program) for purchases through June 30, 2021. As a result, no further repurchases will occur under the prior repurchase program.

For more information on our share repurchases, see Note 12 (Stockholders’ Equity) to our consolidated financial statements included elsewhere in this report.

Stock Performance Table (1)

The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) MidCap 400 Index and the S&P 500 Insurance Index by assuming $100 was invested in each investment option as of December 31, 2014 and the reinvestment of all dividends. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization (“mid-cap”) equities sector. The S&P 500 Insurance Index is a capitalization-weighted index of domestic equities of insurance companies traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 index.

	Period Ended
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Primerica, Inc.	$100.00	$88.20	$130.82	$193.92	$188.33	$254.45
S&P 500 Insurance	100.00	102.33	120.32	139.80	124.13	160.60
S&P MidCap 400	100.00	97.82	118.11	137.29	122.08	154.06

(1)	The stock performance table is not deemed “soliciting material” or subject to Section 18 of the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included elsewhere in this report.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per-share amounts)
Statements of income data
Revenues:
Direct premiums	$2,753,866	$2,667,104	$2,562,109	$2,444,268	$2,345,444
Ceded premiums	(1,569,729)	(1,581,164)	(1,600,771)	(1,600,559)	(1,595,220)
Net premiums	1,184,137	1,085,940	961,338	843,709	750,224
Commissions and fees	713,804	677,607	591,317	541,686	537,146
Net investment income	94,073	81,430	79,017	79,025	76,509
Realized investment gains (losses), including other- than-temporary impairment losses	4,965	(2,121)	1,339	4,088	(1,738)
Other, net	55,525	56,987	56,091	50,576	42,058
Total revenues	2,052,504	1,899,843	1,689,102	1,519,084	1,404,199

Benefits and expenses:
Benefits and claims	493,820	457,583	416,019	367,655	339,315
Amortization of deferred policy acquisition costs	254,552	239,730	209,399	180,582	157,727
Sales commissions	357,198	335,384	297,988	272,815	274,893
Insurance expenses	178,817	168,156	147,280	132,348	123,030
Insurance commissions	25,051	24,490	21,108	17,783	16,340
Interest expense	28,811	28,809	28,488	28,691	33,507
Other operating expenses	237,144	229,607	189,300	181,615	168,406
Total benefits and expenses	1,575,393	1,483,759	1,309,582	1,181,489	1,113,218
Income before income taxes	477,111	416,084	379,520	337,595	290,981
Income taxes	110,720	91,990	29,265	118,181	101,110
Net Income	366,391	324,094	350,255	219,414	189,871

Basic earnings per share:
Continuing operations	$8.65	$7.35	$7.63	$4.59	$3.70
Basic earnings per share	$8.65	$7.35	$7.63	$4.59	$3.70

Diluted earnings per share:
Continuing operations	$8.62	$7.33	$7.61	$4.59	$3.70
Diluted earnings per share	$8.62	$7.33	$7.61	$4.59	$3.70

Dividends declared per share	$1.36	$1.00	$0.78	$0.70	$0.64

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance sheet data
Investments (excluding the held-to-maturity security)	$2,473,840	$2,160,596	$2,007,993	$1,875,631	$1,813,283
Cash and cash equivalents	256,876	262,138	279,962	211,976	152,294
Reinsurance recoverables	4,169,823	4,141,569	4,205,173	4,193,562	4,110,628
Deferred policy acquisition costs, net	2,325,750	2,133,920	1,951,892	1,713,065	1,500,259
Total assets	13,688,531	12,595,048	12,460,703	11,438,943	10,610,783
Future policy benefits	6,446,569	6,168,157	5,954,524	5,673,890	5,431,711
Notes payable	374,037	373,661	373,288	372,919	372,552
Total liabilities	12,036,040	11,133,535	11,041,602	10,217,569	9,465,011
Stockholders' equity	1,652,491	1,461,513	1,419,101	1,221,374	1,145,772

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the three-year period ended December 31, 2019. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

This section generally discusses 2019 and 2018 items and comparisons between 2019 and 2018 financial results.  Discussions of 2017 items and comparisons between 2018 and 2017 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 MD&A”).

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

New recruits declined in 2019 to 282,207 from 290,886 in 2018 and from 303,867 in 2017 as we experienced slower momentum in recruiting after a sustained period of growth prior to 2018. The slower momentum in recruiting led to a decline in the number of new life-licensed sales representatives to 44,739 in 2019 from 48,041 in 2018 and 48,535 in 2017. The rate at which recruits became licensed to sell life insurance increased 4% in the second half of 2019 over the prior year period and as a result the life-licensed sales force remained relatively flat with 130,522 sales representatives at December 31, 2019 compared to 130,736 at December 31, 2018.

Term Life Insurance Product Sales and Face Amount In Force. The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Year ended December 31,
	2019	2018	2017
Average number of life-licensed sales representatives	130,370	128,977	121,291
Number of new policies issued	287,809	301,589	312,799
Average monthly rate of new policies issued per life-licensed sales representative	0.18	0.19	0.21

The volume of new term life insurance policies issued generally moves in conjunction with the size of the life-licensed sales force, subject to fluctuations in productivity as defined above. Productivity of 0.18 new policies issued per life-licensed sales representative per month was slightly lower than the productivity rate in 2018, resulting in a decline in the number of new policies issued year-over-year.  The rate of productivity in 2019 continues to be within our historical range of 0.18 to 0.22.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2019	% of beginning balance	2018	% of beginning balance	2017	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$781,041		$763,831		$728,385
Net change in face amount:
Issued face amount	93,994	12%	95,209	12%	95,635	13%
Terminations	(71,519)	(9)%	(70,291)	(9)%	(65,958)	(9)%
Foreign currency	4,746	1%	(7,708)	(1)%	5,769	1%
Net change in face amount	27,221	3%	17,210	2%	35,446	5%
Face amount in force, end of period	$808,262		$781,041		$763,831

The face amount of term life insurance policies in force increased from 2018 to 2019 as the level of face amount issued continued to exceed the face amount of policy terminations. As a percentage of the beginning face amount in force, issued face amount as well as terminated face amount during 2019 remained consistent with 2018. The effect of a strengthening Canadian dollar in relation to the U.S. dollar favorably impacted the translated face amount in force in 2019. Our average issued face amount per policy in 2019 was consistent with 2018 at approximately $248,500 and $246,200, respectively.

Investment and Savings Product Sales, Asset Values and Accounts/Positions. Investment and savings products sales and average client asset values were as follows:

	Year ended December 31,			2019 vs. 2018 change		2018 vs. 2017 change
	2019	2018	2017	$	%	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$4,056	$3,964	$3,802	$92	2%	$162	4%
Annuities and other	2,397	2,096	1,670	301	14%	426	26%
Total sales-based revenue generating product sales	6,453	6,060	5,472	393	6%	588	11%
Managed investments	739	753	428	(14)	(2)%	325	76%
Segregated funds and other	341	227	292	114	50%	(65)	(22)%
Total product sales	$7,533	$7,040	$6,192	$493	7%	$848	14%
Average client asset values:
Retail mutual funds	$39,896	$38,108	$35,174	$1,788	5%	$2,934	8%
Annuities and other	19,176	18,315	17,002	861	5%	1,313	8%
Managed investments	3,563	3,009	2,195	554	18%	814	37%
Segregated funds	2,394	2,410	2,420	(16)	*	(10)	*
Total average client asset values	$65,029	$61,842	$56,791	$3,187	5%	$5,051	9%

*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Year ended December 31,
	2019	% of beginning balance	2018	% of beginning balance	2017	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$57,704		$61,167		$52,340
Net change in asset values:
Inflows	7,533	13%	7,040	12%	6,192	12%
Redemptions	(6,428)	(11)%	(5,944)	(10)%	(5,147)	(10)%
Net flows	1,105	2%	1,096	2%	1,045	2%
Change in fair value, net	11,221	19%	(3,712)	(6)%	7,158	14%
Foreign currency, net	507	1%	(847)	(1)%	624	1%
Net change in asset values	12,833	22%	(3,463)	(6)%	8,827	17%
Asset values, end of period	$70,537		$57,704		$61,167

Average number of fee-generating positions was as follows:

	Year ended December 31,			2019 vs. 2018 change		2018 vs. 2017 change
	2019	2018	2017	Positions	%	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,005	2,081	2,226	(76)	(4)%	(145)	(7)%
Recordkeeping only	644	658	675	(14)	(2)%	(17)	(3)%
Total average number of fee- generating positions	2,649	2,739	2,901	(90)	(3)%	(162)	(6)%

(1)

We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Product sales. The increase in investment and savings product sales in 2019 from 2018 was driven by strong demand for our variable annuity and mutual fund products due to robust equity market performance in 2019.

Client asset values. Client asset values increased as of December 31, 2019 from December 31, 2018 primarily due to recovery from the market correction in the fourth quarter of 2018 and positive market performance in 2019.  Average client asset values also increased in 2019 from 2018 largely due to continued market appreciation experienced throughout 2019.

Average number of fee-generating positions. The average number of fee-generating positions decreased in 2019 from 2018 primarily due to the completed transition of our clients’ managed account investments from Freedom Portfolios, for which we earned transfer agent recordkeeping fees and, in some cases, custodial fees, to the Lifetime Investments Platform, for which we do not earn transfer agent recordkeeping fees or custodial fees. Partially offsetting the impact from the managed account transition was an increase in the number of retail mutual fund positions for which we do earn these fees.  With the transition of Freedom Portfolios to the Lifetime Investments Platform completed during 2019, we only earn transfer agent recordkeeping fees and custodial fees on retail mutual fund positions on our transfer agent recordkeeping platform.

Significant regulatory changes.

Standards of care. On June 5, 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons (collectively, the “SEC Rulemaking”).  Specifically, the SEC Rulemaking (i) creates a new “best interest” standard of conduct for broker-dealers  (“Reg BI”), (ii) imposes new disclosure requirements through summary forms intended to clarify relationships among brokers, advisers, and their retail customers (“Form CRS”), (iii) provides interpretative guidance regarding the standard of conduct that applies to investment advisers under the Investment Advisers Act of 1940 (“Advisers Act’), and (iv) provides interpretative guidance on the scope of the broker-dealer “solely incidental” exclusion from the definition of “investment adviser” in the Advisers Act. The SEC Rulemaking became effective on July 12, 2019, with a compliance date of June 30, 2020 for Reg BI and Form CRS. We anticipate making certain changes to our sales processes, policies, and procedures in order to comply with the SEC Rulemaking.  While we acknowledge that its higher standards of care and enhanced obligations increase regulatory and litigation risk, we do not anticipate that the SEC Rulemaking will cause significant disruption to our business.

In addition to federal regulators, certain states have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to mitigate and disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such state laws or regulations could have on our business vary from state to state depending on the content of the legislation or regulation and how it would be applied by state regulators and interpreted by the courts, but any such laws or regulations could disrupt our brokerage business in the relevant state. We cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

Restrictions on compensation models in Canada. On February 20, 2020, the organization of provincial and territorial securities regulators (collectively referred to as the “Canadian Securities Administrators” or “CSA”) published final rule amendments, applicable in all provinces except Ontario, to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). The final amendments have an effective date of June 1, 2022.  The CSA indicated that the participating provinces’ prohibition of upfront sales commissions by fund companies will require firms to discontinue the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada.  These rules will result in changes in compensation arrangements with both the fund companies that offer the mutual fund products we distribute and sales representatives in the participating provinces.  The deferred sales charge compensation model is permitted to be used until the effective date.  While Ontario has disagreed with the prohibition of upfront sales commissions by fund companies and is not at this time participating in adoption of the DSC Ban, the Ontario Securities Commission has proposed several restrictions on the use of the deferred compensation model, including a $50,000 maximum account size and a limitation on the maximum term of the deferred sales charge schedule to three years compared to current industry practice where the maximum term can be up to seven years.  These restrictions, if any, will also be effective June 1, 2022.  We have not finished the process of determining the types of changes we will make in response to the DSC Ban and the restrictions in Ontario, therefore, we are unable to quantify the potential impact on our financial condition or results of operations.

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

Pricing assumptions. Our pricing methodology is intended to provide us with appropriate profit margins for the risks we assume. We determine pricing classifications based on the coverage sought, such as the size and term of the policy, and certain policyholder attributes, such as age and health. In addition, we generally utilize unisex rates for our term life insurance policies. The pricing assumptions that underlie our rates are based upon our best estimates of mortality, persistency, disability, and interest rates at the time of issuance, sales force commission rates, issue and underwriting expenses, operating expenses and the characteristics of the insureds, including the distribution of sex, age, underwriting class, product and amount of coverage. Our results will be affected to the extent there is a variance between our pricing assumptions and actual experience.

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

The year-end exchange rates (USD per CAD) used by the Company to translate our Canadian dollar functional currency assets and liabilities into U.S. dollars increased by 5% in 2019 from 2018. The average exchange rates used by the Company in 2019 to translate our Canadian dollar functional currency revenues and expenses into U.S. dollars decreased 2% compared to 2018.

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

Deferred Policy Acquisition Costs. We defer incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and that would not have been incurred had the contract transaction(s) not occurred. These costs include commissions and policy issue expenses. Deferrable term life insurance policy acquisition costs are amortized over the initial level premium-paying period of the related policies in proportion to premium income and include assumptions made by us regarding persistency, expenses, interest rates and claims, which are updated on new business to reflect recent experience. These assumptions may not be modified, or unlocked on in-force term life insurance business, unless recoverability testing deems estimated future cash flows to be inadequate. DAC is subject to recoverability testing annually and when circumstances indicate that recoverability is uncertain.

In particular, the balance of DAC in our Term Life Insurance segment is susceptible to differences between estimated persistency assumptions and actual persistency experienced. If actual lapses are different from pricing assumptions for a particular period, the amount of DAC amortized for that period will be affected. For example, if actual annual lapses at each policy duration are 10% higher, the additional DAC balance as of December 31, 2019 that would be amortized is approximately $23 million. To further illustrate, if we expect 1,000 policies in the first policy duration to lapse, this sensitivity demonstration assumes that an additional 10%, or 1,100 in total, first duration policies actually lapse. We believe that a 10% higher annual lapse rate is a reasonably possible variation. Higher lapses in the early durations would have a greater effect on DAC amortization since the DAC balances are higher at the earlier durations. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency could result in a material increase or decrease of DAC amortization in a particular period. Differences between actual and expected persistency also impact the balance of future policy benefit reserves and reinsurance recoverables as discussed below.

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

The net impact of differences between actual and expected persistency on future policy benefit reserves and reinsurance recoverables will partially offset the earnings impact recognized from DAC amortization noted above. In our Term Life Insurance segment, if actual annual lapses at each policy duration are 10% higher, the additional future policy benefit reserves that would be released is approximately $25 million, partially offset by the release of the corresponding recoverable from reinsurers asset of approximately $11 million using balances as of December 31, 2019. Higher lapses in later policy durations would have a greater effect on the release of future policy benefit reserves since the future policy benefit reserves are higher at the later durations.

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

Beginning in 2020, the Company will adopt Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 maintains the fundamental incurred probable loss approach for measuring losses in the statement of income and replaces the other-than-temporary impairment model with a subtly different credit loss model. For available-for-sale securities in an unrealized loss position that we intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis, we will still recognize the impairment in our statements of income by writing down the amortized cost basis to the fair value under ASC 326. For available-for-sale securities in an unrealized loss position that we do not intend to sell or it is not more-likely-than-not that we will be required to sell before the expected recovery of the amortized cost basis, ASC 326 requires that we recognize the portion of the impairment that is due to a credit loss in our statements of income through an allowance. Then, we will be allowed to reverse credit losses previously recognized in the allowance in situations where the estimate of credit losses on those securities has declined. The amendments in ASC 326 will also preclude us from considering the length of time an available-for-sale security has been in an unrealized loss position and removes the requirement to consider recoveries or declines in fair value after the balance sheet date when determining whether an impairment on a security is due to a credit loss. The Company does not expect the adoption of ASC 326 will result in any material changes to impairment losses recognized in our statements of income for available-for-sale securities.

Analyses that we perform to determine losses recognized in our statements of income for impaired available-for-sale securities involve the use of estimates, assumptions, and subjectivity. If these factors or future events change, we could experience material losses recognized in our statements of income for impaired available-for-sale securities in future periods, which could adversely affect our financial condition, results of operations and the size and quality of our invested assets portfolio.

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
•

Commissions and fees. Consists primarily of dealer re-allowances earned on the sales of investment and savings products, trail commissions and management fees based on the asset values of client accounts, marketing and distribution fees from product originators, fees for non-bank custodial services rendered in our capacity as nominee on client retirement accounts funded by mutual funds on our servicing platform, transfer agent recordkeeping fees for mutual funds on our servicing platform, and fees associated with the sale of other distributed products.

•

Net investment income. Represents income, net of investment-related expenses, generated by our invested asset portfolio, which consists primarily of interest income earned on fixed-maturity investments. Investment income recorded on our held-to-maturity invested asset and the offsetting interest expense recorded for our Surplus Note are included in net investment income.

•

Realized investment gains (losses), including OTTI. Primarily reflects the difference between amortized cost and amounts realized on the sale of available-for-sale securities, OTTI charges, and changes in the fair value of equity securities.

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

•

Other operating expenses. Consists primarily of expenses that are unrelated to the distribution of insurance products, including staff compensation, technology and communications, various sales force-related costs, non-bank custodial and transfer agent recordkeeping administrative costs, outsourcing and professional fees, and other corporate and administrative fees and expenses.

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment using methods expected to reasonably measure the benefit received by each reporting segment. Such methods include time studies, recorded usage, revenue distribution, and sales force representative distribution. These allocated items include fees charged for access to POL and costs incurred for technology, sales force support, occupancy and other general and administrative costs. Costs that are not directly charged or allocated to our two primary operating segments are included in our Corporate and Other Distributed Products segment.

Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year ended December 31,			2019 vs. 2018 change		2018 vs. 2017 change (1)
	2019	2018	2017(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,753,866	$2,667,104	$2,562,109	$86,762	3%	$104,995	4%
Ceded premiums	(1,569,729)	(1,581,164)	(1,600,771)	(11,435)	(1)%	(19,607)	(1)%
Net premiums	1,184,137	1,085,940	961,338	98,197	9%	124,602	13%
Commissions and fees	713,804	677,607	591,317	36,197	5%	86,290	15%
Investment income net of investment expenses	142,398	118,915	105,882	23,483	20%	13,033	12%
Interest expense on surplus note	(48,325)	(37,485)	(26,865)	10,840	29%	10,620	40%
Net investment income	94,073	81,430	79,017	12,643	16%	2,413	3%
Realized investment gains (losses), including other-than-temporary impairment losses	4,965	(2,121)	1,339	7,086	*	(3,460)	*
Other, net	55,525	56,987	56,091	(1,462)	(3)%	896	2%
Total revenues	2,052,504	1,899,843	1,689,102	152,661	8%	210,741	12%

Benefits and expenses:
Benefits and claims	493,820	457,583	416,019	36,237	8%	41,564	10%
Amortization of DAC	254,552	239,730	209,399	14,822	6%	30,331	14%
Sales commissions	357,198	335,384	297,988	21,814	7%	37,396	13%
Insurance expenses	178,817	168,156	147,280	10,661	6%	20,876	14%
Insurance commissions	25,051	24,490	21,108	561	2%	3,382	16%
Interest expense	28,811	28,809	28,488	2	*	321	1%
Other operating expenses	237,144	229,607	189,300	7,537	3%	40,307	21%
Total benefits and expenses	1,575,393	1,483,759	1,309,582	91,634	6%	174,177	13%
Income before income taxes	477,111	416,084	379,520	61,027	15%	36,564	10%
Income taxes	110,720	91,990	29,265	18,730	20%	62,725	214%
Net income	$366,391	$324,094	$350,255	$42,297	13%	$(26,161)	(7)%

(1)	Refer to the 2018 MD&A for discussions of 2017 items and comparisons between 2018 and 2017 financial results.
*	Less than 1% or not meaningful

Total revenues. Total revenues increased in 2019 from 2018 driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these transactions is reflected in the decline in ceded premiums. Commissions and fees from our Investment and Savings Products segment increased largely due to growth in client asset values as a result of market performance and higher investment and savings product sales.

Net investment income increased by $12.6 million in 2019 largely due to the positive impact a higher total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.  The $9.8 million higher return on this deposit asset was due to a favorable mark-to-market adjustment as fixed income prices rose during the current year, as well as higher book earnings on the deposit asset as the duration and book yield of the investments comprising the asset both increased in 2019.  A larger invested asset portfolio also contributed approximately $7.5 million to the higher net investment income when compared to the prior year, partially offset by $4.7 million of lower net investment income due to lower portfolio yields. Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on the Surplus Note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life Insurance Company (“Primerica Life”). For more information on the Surplus Note, see Note 10 (Debt) and for additional information on the redundant reserve financing transaction used by Vidalia Re, see Note 4 (Investments) to our consolidated financial statements included elsewhere in this report.

Realized investment gains (losses), including other-than-temporary impairment losses, increased to a gain during 2019 compared to a loss in 2018 as a result of changes in the value of equity securities held in our investment portfolio which are marked to market through the income statement.

Total benefits and expenses. Total benefits and expenses increased in 2019 from 2018 primarily due to growth in premium-related costs, which include benefits and claims and amortization of DAC in our Term Life Insurance Segment. The increase in sales commissions was generally consistent with the increase in commissions and fees as described in the total revenues comparison above. Insurance expenses and other operating expenses were higher due to an increase of approximately $10.4 million in technology-related expenses, $3.5 million of increased expenses for annual employee merit increases, and $4.2 million of other expenses incurred to support the growth of the business.

Income taxes. Our effective income tax rate for 2019 was 23.2% compared to 22.1% in 2018.  The lower rate in the prior year was driven by $2.7 million of lower income tax expenses resulting from adjustments to provisional amounts recognized due to the enactment of the Tax Reform Act in 2017.

For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year ended December 31,			2019 vs. 2018 change		2018 vs. 2017 change(1)
	2019	2018	2017(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,728,844	$2,640,830	$2,534,068	$88,014	3%	$106,762	4%
Ceded premiums	(1,562,383)	(1,573,751)	(1,593,011)	(11,368)	(1)%	(19,260)	(1)%
Net Premiums	1,166,461	1,067,079	941,057	99,382	9%	126,022	13%
Allocated net investment income	19,922	13,747	9,931	6,175	45%	3,816	38%
Other, net	40,848	42,374	41,236	(1,526)	(4)%	1,138	3%
Total revenues	1,227,231	1,123,200	992,224	104,031	9%	130,976	13%
Benefits and expenses:
Benefits and claims	475,330	441,775	398,212	33,555	8%	43,563	11%
Amortization of DAC	248,711	228,613	201,751	20,098	9%	26,862	13%
Insurance expenses	172,316	160,645	139,876	11,671	7%	20,769	15%
Insurance commissions	10,781	10,263	6,728	518	5%	3,535	53%
Total benefits and expenses	907,138	841,296	746,567	65,842	8%	94,729	13%
Income before income taxes	$320,093	$281,904	$245,657	38,189	14%	36,247	15%

(1)	Refer to the 2018 MD&A for discussions of 2017 items and comparisons between 2018 and 2017 financial results.

Net premiums. Direct premiums increased in 2019 from 2018 largely due to the sale of new policies in recent periods that have contributed to growth in the in-force book of business. The decline in ceded premiums includes $59.0 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.  Partially offsetting the run-off of business subject to IPO transactions was $47.6 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase in direct premiums combined with the decrease in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Allocated net investment income. Allocated net investment income increased in 2019 from 2018 due to an increase in the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as our Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims increased in 2019 from 2018 primarily due to growth in net premiums. Claims experience was in line with historical trends.

Amortization of DAC. The amortization of DAC increased in 2019 from 2018 largely due to growth in net premiums. Persistency trended favorably as we progressed through 2019 when compared to 2018.

Insurance expenses. Insurance expenses increased in 2019 from 2018 largely due to increases of $7.1 million to support growth in the business and increased technology-related expenses of $2.6 million.  Also contributing to the year-over-year increase in insurance expenses was an increase of $1.5 million in employee-related costs.

Investment and Savings Products Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year ended December 31,			2019 vs. 2018 change		2018 vs. 2017 change(1)
	2019	2018	2017(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$282,887	$259,991	$233,005	$22,896	9%	$26,986	12%
Asset-based revenues	318,149	303,652	275,157	14,497	5%	28,495	10%
Account-based revenues	80,555	81,802	55,030	(1,247)	(2)%	26,772	49%
Other, net	10,017	9,631	9,555	386	4%	76	1%
Total revenues	691,608	655,076	572,747	36,532	6%	82,329	14%
Expenses:
Amortization of DAC	4,549	9,766	6,168	(5,217)	(53)%	3,598	58%
Insurance commissions	12,735	12,567	12,505	168	1%	62	*
Sales commissions:
Sales-based	199,690	185,221	166,061	14,469	8%	19,160	12%
Asset-based	141,655	133,943	118,513	7,712	6%	15,430	13%
Other operating expenses	141,167	139,667	106,664	1,500	1%	33,003	31%
Total expenses	499,796	481,164	409,911	18,632	4%	71,253	17%
Income before income taxes	$191,812	$173,912	$162,836	$17,900	10%	$11,076	7%

(1)	Refer to the 2018 MD&A for discussions of 2017 items and comparisons between 2018 and 2017 financial results.
*	Less than 1%

Commissions and fees. Commissions and fees increased in 2019 from 2018 driven by growth in Sales-based revenues as a result of higher demand for variable annuity products and mutual fund products. Also contributing to the increase in commissions and fees was growth in asset-based revenues largely reflecting higher average client asset values driven by favorable market performance.  The increase in commissions and fees was partially offset by a decrease in account-based revenues driven by the factors discussed in the “Business Trends and Conditions” section above.

Amortization of DAC. Amortization of DAC decreased in 2019 from 2018 largely due to favorable market performance of the funds underlying our Canadian segregated funds in the first and fourth quarters of 2019 compared to unfavorable market performance in the first and fourth quarters of 2018.

Sales commissions. The increase in sales-based and asset-based commissions in 2019 from 2018 was relatively consistent with the growth in sales-based and asset-based revenues, respectively.

Other operating expenses. Other operating expenses increased in 2019 from 2018 primarily due to $4.4 million of increased spending on technology-related expenses and $1.4 million of employee-related costs, partially offset by approximately $5 million of lower expenses from the following items: reduced fees paid to a service provider for the Company’s transfer agent recordkeeping platform; negotiated fee reductions with a managed accounts service provider; and other operational efficiencies within the business.

Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year ended December 31,			2019 vs. 2018 change		2018 vs. 2017 change(1)
	2019	2018	2017(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$25,022	$26,274	$28,041	$(1,252)	(5)%	$(1,767)	(6)%
Ceded premiums	(7,346)	(7,413)	(7,760)	(67)	(1)%	(347)	(4)%
Net Premiums	17,676	18,861	20,281	(1,185)	(6)%	(1,420)	(7)%
Commissions and fees	32,213	32,162	28,125	51	*	4,037	14%
Allocated investment income net of investment expenses	122,476	105,168	95,951	17,308	16%	9,217	10%
Interest expense on surplus note	(48,325)	(37,485)	(26,865)	10,840	29%	10,620	40%
Allocated net investment income	74,151	67,683	69,086	6,468	10%	(1,403)	(2)%
Realized investment gains (losses), including other-than-temporary impairment losses	4,965	(2,121)	1,339	7,086	*	(3,460)	*
Other, net	4,660	4,982	5,300	(322)	(6)%	(318)	(6)%
Total revenues	133,665	121,567	124,131	12,098	10%	(2,564)	(2)%
Benefits and expenses:
Benefits and claims	18,490	15,808	17,807	2,682	17%	(1,999)	(11)%
Amortization of DAC	1,292	1,351	1,480	(59)	(4)%	(129)	(9)%
Insurance expenses	6,501	7,511	7,404	(1,010)	(13)%	107	1%
Insurance commissions	1,535	1,660	1,875	(125)	(8)%	(215)	(11)%
Sales commissions	15,853	16,220	13,414	(367)	(2)%	2,806	21%
Interest expense	28,811	28,809	28,488	2	*	321	1%
Other operating expenses	95,977	89,940	82,636	6,037	7%	7,304	9%
Total benefits and expenses	168,459	161,299	153,104	7,160	4%	8,195	5%
Loss before income taxes	$(34,794)	$(39,732)	$(28,973)	$(4,938)	(12)%	$10,759	37%

(1)	Refer the 2018 MD&A for discussions of 2017 items and comparisons between 2018 and 2017 financial results.
*	Less than 1% or not meaningful

Total revenues. Total revenues increased in 2019 from 2018 largely due to the higher net investment income and realized investment gains (losses), including other-than-temporary impairment losses as discussed in “Total revenues” under the consolidated “Primerica, Inc. and Subsidiaries Results” section. The increase in total revenues was partially offset by a reduction in net premiums as a result of the continued run-off of non-term life insurance lines of business at NBLIC. Commissions and fees remained consistent in 2019 versus 2018.

Total Benefits and Expenses. Total benefits and expenses increased in 2019 from 2018 primarily due to higher claims experienced on a run-off block of life insurance business and the recognition of $2.3 million in losses for business ceded on a closed block of life insurance business that may not be collected from a reinsurer that was ordered into receivership. Also contributing to the increase is $3.4 million of increased spending on technology-related expenses and $1.0 million of increased spending on business development and employee-related costs.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of December 31, 2019, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	December 31, 2019		December 31, 2018
	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost
U.S. government and agencies	*	*	1%	1%
Foreign government	6%	6%	6%	6%
States and political subdivisions	5%	5%	2%	2%
Corporates	56%	55%	60%	60%
Mortgage- and asset-backed securities	21%	21%	17%	17%
Short-term investments	-	-	*	*
Equity securities	1%	1%	2%	2%
Trading securities	1%	2%	1%	1%
Cash and cash equivalents	10%	10%	11%	11%
Total	100%	100%	100%	100%

*	Less than 1%.

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2019	December 31, 2018
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.6 years	3.5 years
Average book yield of our fixed-maturity portfolio	3.54%	3.89%

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	December 31, 2019		December 31, 2018
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$555,640	24%	$444,466	21%
AA	271,936	12%	217,541	10%
A	543,351	23%	469,044	23%
BBB	885,497	38%	898,694	43%
Below investment grade	59,190	3%	59,368	3%
Not rated	2,389	*	3,319	*
Total	$2,318,003	100%	$2,092,432	100%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2019
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$23,938	$23,717	$221	AAA
Province of Quebec Canada	13,811	12,764	1,047	AA-
Enbridge Inc.	11,553	11,211	342	A+
Cigna Corp.	11,224	10,844	380	A-
Province of Ontario Canada	10,888	10,488	400	A+
Province of Alberta Canada	10,743	10,375	368	A+
Province of British Columbia Canada	10,693	10,494	199	AAA
Wells Fargo & Co.	10,320	9,997	323	A-
Bank of America Corp.	10,190	9,916	274	A-
City of Houston Texas	9,940	10,088	(148)	AA-
Total – ten largest holdings	$123,300	$119,894	$3,406
Total – fixed-maturity securities	$2,400,229	$2,318,003
Percent of total fixed-maturity securities	5%	5%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 4 (Investments) and Note 5 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2019	2018	$	%
	(Dollars in thousands)
Assets:
Reinsurance recoverables	$4,169,823	$4,141,569	$28,254	1%
Deferred policy acquisition costs, net	2,325,750	2,133,920	191,830	9%
Liabilities:
Future policy benefits	$6,446,569	$6,168,157	$278,412	5%

Reinsurance recoverables. Reinsurance recoverables reflects future policy benefit reserves and claim reserves ceded to reinsurers, including the IPO coinsurers. Reinsurance recoverables as of December 31, 2019 increased compared with December 31, 2018 primarily due to the timing of collections. The balance of reinsurance recoverables at December 31, 2019 included two months of accumulated ceded claims while the balance at December 31, 2018 included only one month of accumulated ceded claims as a result of when claims were contractually due from the IPO coinsurers relative to year-end.

Deferred policy acquisition costs, net. The increase in DAC was primarily a result of the cumulative impact of incremental commissions and expenses deferred as a result of new business in 2019 not subject to the IPO coinsurance agreements.

Future policy benefits. The increase in future policy benefits was primarily a result of the growth in our in-force book of business.

For additional information, see the notes to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. During 2019, our life insurance underwriting companies declared and paid ordinary dividends of $292.5 million to the Parent Company. See Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information on insurance subsidiary dividends and statutory restrictions. In addition, in 2019 our non-life insurance subsidiaries declared and paid dividends of $105.6 million to the Parent Company. At December 31, 2019, the Parent Company had cash and invested assets of $269.9 million.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2019	2018	2017 (1)
	(In thousands)
Net cash provided by (used in) operating activities	$485,513	$478,067	$391,544
Net cash provided by (used in) investing activities	(201,884)	(232,801)	(131,301)
Net cash provided by (used in) financing activities	(290,134)	(260,997)	(193,461)
Effect of foreign exchange rate changes on cash	1,243	(2,093)	1,204
Change in cash and cash equivalents	$(5,262)	$(17,824)	$67,986

(1)	Refer to the 2018 MD&A for discussions of 2017 items and comparisons between 2018 and 2017 financial results.

Operating activities. Cash provided by operating activities increased in 2019 from 2018 driven by higher cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. The impact of direct premium growth and the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to drive positive incremental cash flows from operating activities.  Partially offsetting this increase was a reduction in cash generated from the timing effect of when cash payments to/from reinsurers were due for ceded premiums and ceded claims. The year-over-year increase in cash provided by operating activities was also partially offset by the purchase of more trading securities in 2019 as the Company was able to invest excess cash in trading securities rather than holding the balance in cash and cash equivalents.

Investing activities. Cash used in investing activities decreased in 2019 from 2018 driven by higher cash received due to the timing of maturities of fixed-maturity securities. Partially offsetting the decrease in cash used in investing activities was higher purchases of fixed assets to support technology-related initiatives.

Financing activities. Cash used in financing activities increased in 2019 compared to 2018 as expected due to a larger common stock share repurchase program in 2019.  Also contributing to the increase in cash used in financing activities was higher dividends paid to stockholders as the Company increased its per share dividend in 2019.

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

As of December 31, 2019, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of December 31, 2019, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a standardized reserving formula. Primerica Life adopted PBR as of January 1, 2018. The adoption of PBR facilitated extending the premium guarantees for Primerica Life for the entire initial term period for new sales. The new principle-based reserve regulation will significantly reduce the statutory policy benefit reserve requirements, but will only apply for business issued after the effective date. As a result, we expect that the adoption of PBR will significantly reduce the need to engage in future redundant reserve financing transactions for business issued after the effective date. See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022. We were in compliance with the covenants of the Senior Notes at December 31, 2019. No events of default occurred on the Senior Notes during the year ended December 31, 2019.

Financial Ratings. As of December 31, 2019, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior Notes rating
Moody's	Baa1, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of December 31, 2019, Primerica Life’s financial strength ratings were as follows:

Agency	Financial strength rating
Moody's	A1, stable outlook
Standard & Poor's	AA-, stable outlook
A.M. Best Company	A+, stable outlook

Securities Lending. We participate in securities lending transactions with brokers to increase investment income with minimal risk. See Note 4 (Investments) to our consolidated financial statements included elsewhere in this report for additional information.

Short-Term Borrowings. We had no short-term borrowings as of or during the year ended December 31, 2019.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2030. For more information on the Surplus Note, see Note 10 (Debt) to our consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of December 31, 2019.

Credit Facility Agreement. We maintain an unsecured $200.0 million revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available, as is expected to happen in 2022.  The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2019, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility in 2019.

Contractual Obligations. Our contractual obligations, including payments due by period, were as follows:

	December 31, 2019
	Total Liability	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Future policy benefits	$6,447	$24,758	$1,632	$3,130	$2,924	$17,072
Policy claims and other benefits payable	340	340	340	-	-	-
Other policyholder funds	389	389	389	-	-	-
Long-term debt principal	375	375	-	375	-	-
Interest obligations	8	118	28	55	15	20
Commissions	34	34	33	1	-	-
Purchase obligations	17	51	38	13	-	-
Lease obligations	54	67	8	15	15	29
Income tax payable	20	20	20	-	-	-
Other liabilities	450	418	384	34	-	-
Total contractual obligations	$8,134	$26,570	$2,872	$3,623	$2,954	$17,121

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

Interest obligations (reported within other liabilities in our consolidated balance sheets) reflect expected interest on our Senior Notes, the commitment fee on our Revolving Credit Facility, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on the LLC Note, and a finance charge incurred pursuant to one of our coinsurance agreements as of December 31, 2019. We did not include the principal or interest on the Surplus Note in the table above as the payments due for these items are contractually offset by the principal and interest on the LLC Note as long as we hold the LLC Note. The Company asserts its positive intent and ability to hold the LLC Note until maturity.

Commissions represent commissions that have been earned by the sales force but have not been paid as of December 31, 2019. We are only obligated to pay commissions as earned from sales of our products. The total liability amount is reported within other liabilities in our consolidated balance sheets.

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

Our lease obligations primarily represent payments for leases related to office, warehouse, printing, and distribution properties. For additional information on leases see Note 19 (Leases) to our consolidated financial statements included elsewhere in this report.

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

Interest Rate Risk. The fair value of the fixed-maturity securities (excluding the held-to-maturity security) in our invested asset portfolio as of December 31, 2019 and 2018 was $2.4 billion and $2.1 billion, respectively. One of the primary market risks for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-maturity securities portfolios to decline by $81.6 million, or 3%, based on our actual securities positions as of December 31, 2019. For comparative purposes, the same increase in rates would have caused the fair value of our fixed-maturity securities portfolios to decline by $64.0 million, or 3%, based on our actual securities positions as of December 31, 2018.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities, and accumulated comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar would have the opposite effect. Generally, our Canadian dollar-denominated assets are held in support of our Canadian dollar-denominated liabilities. For the year ended December 31, 2019, 15% of our revenues from operations, excluding realized investment gains, and 18% of income before income taxes were generated by our Canadian operations. For the year ended December 31, 2018, 15% of our revenues from operations, excluding realized investment gains, and 19% of income before income taxes were generated by our Canadian operations.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2019. Net exposure was measured assuming a 10% decrease in the value of the Canadian dollar relative to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the year ended December 31, 2019 by $8.7 million.

Our investment in the net assets of our Canadian operations is also subject to Canadian currency risk. If we were to assume a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar, the translated value of our net investment in our Canadian subsidiaries in U.S. dollars would decrease by $32.4 million based on net assets as of December 31, 2019. For comparative purposes, a similar decrease in Canadian currency exchange rates compared to the U.S. dollar would have caused the translated value of our net investment in our Canadian subsidiaries in U.S. dollars to decline by $27.8 million based on net assets as of December 31, 2018. Historically, we have not hedged this exposure, although we may elect to do so in future periods. The impact of translating the balance of net assets of our Canadian operations is recorded in our consolidated balance sheets within the accumulated other comprehensive income component of stockholders’ equity.

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

In connection with the Peach Re Redundant Reserve Financing Transaction, the Company assumes credit risk associated with Deutsche Bank’s ability to make payment to us in fulfillment of its obligations under a letter of credit. Such a draw on the letter of credit would only be requested in the event that the assets held in support of the liabilities assumed by Peach Re were insufficient, which, based on actuarial analysis, is unlikely.

Concurrent with the execution of the Vidalia Re Redundant Reserve Financing Transaction between Vidalia Re and Primerica Life, Vidalia Re entered into a Surplus Note Purchase Agreement (the “Surplus Note Purchase Agreement”) with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, “Hannover Re”) and a newly-formed limited liability company (the “LLC”) owned by a third-party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued the Surplus Note to the LLC in exchange for the LLC Note of equal principal amount. The Company assumes credit risk associated with a credit enhancement feature provided by Hannover Re, which bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for a fee.

For information on the Peach Re Redundant Reserve Financing Transaction, see Note 16 (Commitments and Contingent Liabilities) and for information on the Surplus Note Purchase Agreement, see Note 4 (Investments) and Note 10 (Debt) to our consolidated financial statements included elsewhere in this report.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Primerica, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedules I, II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that:  (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of mortality, persistency, and disability rate assumptions utilized to estimate the future policy benefits for term life insurance contracts

As described in Note 1, the Company estimates future policy benefits for term life insurance contracts using assumptions, such as mortality – the likelihood of death, persistency – how long an insurance contract stays active, and disability rate – the period of time a policyholder remains disabled. These assumptions are based on historical experience modified as necessary to reflect anticipated trends. These assumptions are locked in at contract inception. The liability for future policy benefits for term life insurance contracts was $6,447 million as of December 31, 2019.

We identified the assessment of mortality, persistency, and disability rate assumptions (assumptions) utilized to estimate future policy benefits at contract inception as a critical audit matter. Specialized actuarial skills and knowledge and subjective judgment were required to assess the Company’s assumptions. A high degree of auditor judgment and an increased extent of effort were required due to the judgmental nature of and level of disaggregation used in determining the assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s development, review, and approval of the assumptions utilized for estimating the future policy benefits at the time of contract inception. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Comparing the methodology and models the Company utilized to determine the liability for future policy benefits to generally accepted actuarial standards;
•	Comparing the Company’s assumptions to 2019 term life insurance contract pricing assumptions;
•

Evaluating the Company’s assumptions utilized for term life insurance contracts issued during the year by (1) comparing the assumptions to the Company’s most recent actual term life insurance historical experience studies and (2) assessing modifications for anticipated trends and assessment for the provision for possible adverse deviation;

•	Assessing the level of disaggregation and granularity of the Company’s term life insurance historical experience studies for the assumptions;
•	Performing an analysis of the trends in the Company’s future policy benefits based on historical development trends to assess the Company’s ability to develop assumptions; and
•

Developing independent estimates, based on the Company’s data and assumptions, of the future policy benefits for a selection of term life insurance contracts issued during the year and in prior years and comparing to the Company’s estimated future policy benefits.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Atlanta, Georgia

February 27, 2020

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,274,770 in 2019 and $2,078,822 in 2018)	$2,356,996	$2,069,635
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,299,102 in 2019 and $945,331 in 2018)	1,184,370	970,390
Short-term investments available-for-sale, at fair value (amortized cost: $0 in 2019 and $8,171 in 2018)	-	8,171
Equity securities, at fair value (historical cost: $32,671 in 2019 and $34,997 in 2018)	40,684	37,679
Trading securities, at fair value (cost: $43,257 in 2019 and $13,597 in 2018)	43,233	13,610
Policy loans	32,927	31,501
Total investments	3,658,210	3,130,986
Cash and cash equivalents	256,876	262,138
Accrued investment income	17,361	17,057
Reinsurance recoverables	4,169,823	4,141,569
Deferred policy acquisition costs, net	2,325,750	2,133,920
Agent balances, due premiums and other receivables	227,100	215,139
Intangible assets, net	45,275	48,111
Income tax receivable	1,020	-
Deferred income taxes	69,472	59,336
Operating lease right-of-use assets	47,265	-
Other assets	384,634	391,291
Separate account assets	2,485,745	2,195,501
Total assets	$13,688,531	$12,595,048

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	6,446,569	6,168,157
Unearned and advance premiums	15,470	15,587
Policy claims and other benefits payable	339,954	313,862
Other policyholders’ funds	388,663	370,644
Notes payable	374,037	373,661
Surplus note	1,183,728	969,685
Income tax payable	20,224	22,699
Deferred income taxes	188,997	164,405
Operating lease liabilities	53,487	-
Other liabilities	510,443	486,772
Payable under securities lending	28,723	52,562
Separate account liabilities	2,485,745	2,195,501
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,036,040	11,133,535

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2019 and 2018; issued and outstanding 41,207 shares in 2019 and 42,694 shares in 2018)	412	427
Paid-in capital	-	-
Retained earnings	1,593,281	1,489,520
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(5,765)	(21,064)
Net unrealized investment gains (losses) on available-for-sale securities:
Net unrealized investment gains (losses) not other-than-temporarily impaired	64,595	(7,253)
Net unrealized investment losses other-than-temporarily impaired	(32)	(117)
Total stockholders’ equity	1,652,491	1,461,513
Total liabilities and stockholders’ equity	$13,688,531	$12,595,048

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
	2019	2018	2017
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$2,753,866	$2,667,104	$2,562,109
Ceded premiums	(1,569,729)	(1,581,164)	(1,600,771)
Net premiums	1,184,137	1,085,940	961,338
Commissions and fees	713,804	677,607	591,317
Investment income net of investment expenses	142,398	118,915	105,882
Interest expense on surplus note	(48,325)	(37,485)	(26,865)
Net investment income	94,073	81,430	79,017
Realized investment gains (losses), including other-than- temporary impairment losses	4,965	(2,121)	1,339
Other, net	55,525	56,987	56,091
Total revenues	2,052,504	1,899,843	1,689,102

Benefits and expenses:
Benefits and claims	493,820	457,583	416,019
Amortization of deferred policy acquisition costs	254,552	239,730	209,399
Sales commissions	357,198	335,384	297,988
Insurance expenses	178,817	168,156	147,280
Insurance commissions	25,051	24,490	21,108
Interest expense	28,811	28,809	28,488
Other operating expenses	237,144	229,607	189,300
Total benefits and expenses	1,575,393	1,483,759	1,309,582
Income before income taxes	477,111	416,084	379,520
Income taxes	110,720	91,990	29,265
Net income	$366,391	$324,094	$350,255

Earnings per share:
Basic earnings per share	$8.65	$7.35	$7.63
Diluted earnings per share	$8.62	$7.33	$7.61

Weighted-average shares used in computing earnings per share:
Basic	42,181	43,854	45,598
Diluted	42,314	43,985	45,689

Supplemental disclosures:
Total impairment losses	$(1,333)	$(152)	$(1,700)
Impairment losses recognized in other comprehensive income before income taxes	-	-	147
Net impairment losses recognized in earnings	(1,333)	(152)	(1,553)
Other net realized investment gains (losses)	1,091	487	2,892
Net gains (losses) recognized on equity securities	5,207	(2,456)	-
Net realized investment gains (losses), including other-than- temporary impairment losses	$4,965	$(2,121)	$1,339

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$366,391	$324,094	$350,255
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on investment securities	91,160	(59,661)	(3,950)
Reclassification adjustment for realized investment (gains) losses included in net income	253	(45)	(1,589)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	15,299	(25,059)	17,383
Total other comprehensive income (loss) before income taxes	106,712	(84,765)	11,844
Income tax expense (benefit) related to items of other comprehensive income (loss)	19,480	(12,690)	(2,126)
Other comprehensive income (loss), net of income taxes	87,232	(72,075)	13,970
Total comprehensive income	$453,623	$252,019	$364,225

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Common stock:
Balance, beginning of period	$427	$443	$457
Repurchases of common stock	(19)	(21)	(19)
Net issuance of common stock	4	5	5
Balance, end of period	412	427	443

Paid-in capital:
Balance, beginning of period	-	-	52,468
Share-based compensation	27,208	26,707	26,095
Net issuance of common stock	(4)	(5)	(5)
Repurchases of common stock	(27,204)	(26,702)	(78,558)
Balance, end of period	-	-	-

Retained earnings:
Balance, beginning of period	1,489,520	1,375,090	1,138,851
Cumulative effect from the adoption of new accounting standards, net	-	24,610	-
Net income	366,391	324,094	350,255
Dividends	(57,630)	(44,140)	(35,821)
Repurchases of common stock	(205,000)	(190,134)	(78,195)
Balance, end of period	1,593,281	1,489,520	1,375,090

Accumulated other comprehensive income (loss):
Balance, beginning of period	(28,434)	43,568	29,598
Cumulative effect from the adoption of new accounting standards, net	-	73	-
Change in foreign currency translation adjustment, net of income tax expense (benefit)	15,299	(25,059)	17,188
Change in net unrealized investment gains (losses) during the period, net of income taxes:
Change in net unrealized investment gains (losses) not-other- than temporarily impaired	71,848	(47,012)	(3,166)
Change in net unrealized investment gains (losses) other-than-temporarily impaired	85	(4)	(52)
Balance, end of period	58,798	(28,434)	43,568
Total stockholders’ equity	$1,652,491	$1,461,513	$1,419,101

Dividends declared per share	$1.36	$1.00	$0.78

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$366,391	$324,094	$350,255
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	297,832	266,513	306,122
Deferral of policy acquisition costs	(424,106)	(432,390)	(422,749)
Amortization of deferred policy acquisition costs	254,552	239,730	209,399
Deferred tax provision	(841)	2,590	(53,788)
Change in income taxes	(5,187)	2,365	(2,159)
Realized investment (gains) losses, including other-than-temporary impairments	(4,965)	2,121	(1,339)
Accretion and amortization of investments	(720)	(1,894)	(1,596)
Depreciation and amortization	18,300	12,417	13,551
Change in reinsurance recoverables	(12,825)	37,261	9,124
Change in agent balances, due premiums and other receivables	(11,965)	14,383	(19,074)
Trading securities sold, matured, or called (acquired), net	(29,601)	(8,808)	1,137
Share-based compensation	17,533	17,251	15,267
Change in other operating assets and liabilities, net	21,115	2,434	(12,606)
Net cash provided by (used in) operating activities	485,513	478,067	391,544

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	42,202	51,726	77,444
Fixed-maturity securities — matured or called	403,969	362,413	223,088
Equity securities — sold	-	-	5,771
Short-term investments — matured or called	8,250	-	-
Equity securities — sold	3,136	2,093	-
Available-for-sale investments acquired:
Fixed-maturity securities	(633,106)	(626,826)	(430,452)
Equity securities	-	-	(400)
Short-term investments	-	(8,169)	-
Equity securities — acquired	(898)	(521)	-
Purchases of property and equipment and other investing activities, net	(25,437)	(13,517)	(6,752)
Cash collateral received (returned) on loaned securities, net	(23,839)	(37,224)	16,140
Sales (purchases) of short-term investments using securities lending collateral, net	23,839	37,224	(16,140)
Net cash provided by (used in) investing activities	(201,884)	(232,801)	(131,301)

Cash flows from financing activities:
Dividends paid	(57,630)	(44,140)	(35,821)
Common stock repurchased	(225,037)	(210,146)	(150,038)
Tax withholdings on share-based compensation	(7,186)	(6,711)	(6,734)
Payment of deferred financing costs	-	-	(868)
Finance leases	(281)	-	-
Net cash provided by (used in) financing activities	(290,134)	(260,997)	(193,461)
Effect of foreign exchange rate changes on cash	1,243	(2,093)	1,204
Change in cash and cash equivalents	(5,262)	(17,824)	67,986
Cash and cash equivalents, beginning of period	262,138	279,962	211,976
Cash and cash equivalents, end of period	$256,876	$262,138	$279,962

Supplemental disclosures of cash flow information:
Income taxes paid	$115,051	$88,348	$83,304
Interest paid	28,053	27,899	27,816

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

Unrealized gains and losses on AFS securities are included as a separate component of other comprehensive income (loss), except for other-than-temporary impairments (“OTTI”) discussed below, in the accompanying consolidated statements of comprehensive income.

Investments are reviewed on a quarterly basis for OTTI. Credit risk, interest rate risk, the amount of time the security has been in an unrealized loss position, actions taken by ratings agencies, and other factors are considered in determining whether an unrealized loss is other-than-temporary. OTTI in our accompanying consolidated statements of income reflect the impairment on AFS securities that we intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For AFS securities that we have no intent to sell and believe that it is not more-likely-than-not we will be required to sell prior to recovery, only the credit loss component of OTTI is recognized in our accompanying consolidated statements of income, while the remainder is recognized in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income. The credit loss component of OTTI recognized in net income is identified as the amount of principal cash flows not expected to be received over the remaining term of the security. Any subsequent changes (if not an other-than-temporary impairment) in the fair value of AFS securities are recognized in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income.

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

All reinsurance contracts in effect for the three-year period ended December 31, 2019 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

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

Intangible Assets. Intangible assets, which are included in other assets, are amortized over their estimated useful lives. Any intangible asset that was deemed to have an indefinite useful life is not amortized but is subject to an annual impairment test. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For the other intangible assets, which are subject to amortization, an impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset.

The components of intangible assets were as follows:

	December 31,
	2019			2018
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Indefinite-lived intangible asset	$45,275	n/a	$45,275	$45,275	n/a	$45,275
Amortizing intangible asset	-	-	-	84,871	(82,035)	2,836
Total intangible assets	$45,275	$-	$45,275	$130,146	$(82,035)	$48,111

We have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with the sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of October 1, 2019 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.

We also had an amortizing intangible asset related to a 1995 sales agreement termination payment to Management Financial Services, Inc. This asset, which was fully amortized in 2019, was supported by a non-compete agreement with the founder of our business model that expired in 2019. We calculated the amortization of this contract buyout on a straight-line basis over 24 years, which represented the life of the non-compete agreement. Intangible asset amortization expense was $2.8 million in 2019, $3.4 million in 2018 and $3.4 million in 2017.

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

Depreciation expense is included in other operating expenses in the accompanying consolidated statements of income. Depreciation expense was $15.7 million, $9.0 million, and $10.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Property and equipment balances were as follows:

	December 31,
	2019	2018
	(In thousands)
Data processing equipment and software	$86,794	$68,447
Leasehold improvements	19,079	16,531
Other, principally furniture and equipment	31,391	26,586
	137,264	111,564
Accumulated depreciation	(91,148)	(75,568)
Net property and equipment	$46,116	$35,996

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

Policyholder Liabilities. Future policy benefits are accrued over the current and renewal periods of the contracts. Liabilities for future policy benefits on traditional life insurance products are reserves established for death claims and waiver of premium benefits and have been computed using a net level method, using assumptions as to interest rates, mortality, persistency, disability rates and other assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The underlying mortality tables are the Society of Actuaries (“SOA”) 65-70, SOA 75-80, SOA 85-90, and the 91 Bragg, modified to reflect various underwriting classifications and assumptions. Interest rate reserve assumptions at December 31, 2019 and 2018 ranged from 3.5% to 7.0%. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.

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

Unearned and Advance Premiums. Unearned and advance premiums primarily consist of premiums received from policyholders in advance of the premiums due date. Unearned and advance premiums are deferred upon collection and recognized as premiums revenue upon the premium due date.

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

Share-Based Transactions. For employee and director share-based compensation awards, we determine a grant date fair value based on the price of our publicly-traded common stock and recognize the related compensation expense, adjusted for actual forfeitures, in the consolidated statements of income on a straight-line basis over the requisite service period for the entire award. For non-employee share-based compensation, we recognize the impact during the period of performance, and the fair value of the award is measured as of the grant date, which occurs in the same quarter as the service period. To the extent non-employee share-based compensation is an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, we defer and amortize the fair value of the awards in the same manner as other deferred policy acquisition costs.

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

New Accounting Principles. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASC 842) (“ASC 842”), which requires lessees to recognize right-of-use operating lease assets and operating lease liabilities on the balance sheet. The Company adopted the amendments in ASC 842 on January 1, 2019 using the modified retrospective approach through a cumulative-effect adjustment to beginning retained earnings.  The cumulative-effect adjustment to beginning retained earnings was zero.  In addition, we elected the package of practical expedients permitted under ASC 842, which included not reassessing whether existing contracts contained leases and not reassessing the lease classification of existing leases.  The effect of adopting ASC 842 resulted in an increase to both total assets and total liabilities of $52.7 million on January 1, 2019.  The increase to both assets and liabilities is less than 1% of our total assets and total liabilities.  The adjustment recognized upon adoption of ASC 842 included the recognition of our operating lease obligations and corresponding right-of-use assets on our consolidated balance sheet, which mainly consist of our executive office operations and other real estate leases of office space. The adoption of ASC 842 did not affect the Company’s results of operations or liquidity.  The Company’s reporting for the comparative periods prior to adoption continues to be presented in the consolidated financial statements in accordance with previous lease accounting guidance, Accounting Standards Codification Topic 840, Leases (“ASC 840”). Refer to Note 19 (Leases) for more information on leases.

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The guidance in ASU 2018-12 will be applied to the earliest period presented in the consolidated financial statements beginning on the effective date.  In November 2019, the FASB issued Accounting Standards Update No. 2019-09, Financial Services-Insurance (Topic 944) – Effective Date, which defers the effective date of ASU 2018-12 for the Company by one year, from January 1, 2021 to January 1, 2022.  We anticipate that the adoption of ASU 2018-12 will have a pervasive impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls.  We are currently working on processes that will allow us to obtain the requisite data, enhance our valuation system, and develop key assumptions that will be necessary to evaluate and implement this standard. As such, we are unable to determine the magnitude of the impact ASU 2018-12 will have on our consolidated financial statements at this time.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 introduces new guidance for accounting for credit losses on financial instruments within its scope, including reinsurance recoverables, by replacing the current approach that delays recognition until it is probable a loss has been incurred with a new approach that estimates an allowance for anticipated credit losses on the basis of an entity’s own expectations. The objective of the new approach for estimating credit losses is to require consideration of a broader range of forward-looking information, which is expected to result in earlier recognition of credit losses on financial instruments. AFS securities are excluded from the scope of financial instruments that require measurement of credit losses on the basis of a forward-looking expected loss estimate under ASC 326. The incurred probable loss approach for measuring losses on AFS securities in the consolidated statement of income will remain under ASC 326, however, an entity will be allowed to reverse credit losses previously recognized in an allowance for AFS securities in situations where the estimate of credit losses on those securities has declined.  The amendments in ASC 326 also preclude an entity from considering the length of time an AFS security has been in an unrealized loss position to avoid recording a credit loss and removes the requirement to consider recoveries or declines in fair value after the balance sheet date. We will adopt the amendments in ASC 326 as of the January 1, 2020 application date through a cumulative-effect adjustment to beginning retained earnings. The primary impact of adopting ASC 326 will be the recognition of an immaterial allowance for the lifetime expected credit losses related to our reinsurance recoverables.  Furthermore, we do not expect the adoption of ASC 326 to result in any material changes to impairment losses recognized in our consolidated statements of income for AFS securities.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  The guidance in ASU 2019-12 is effective for the Company beginning January 1, 2021.  We do not expect the impact of ASU 2019-12 to have a material effect on our consolidated financial statements.

Recently-issued accounting guidance not discussed above is not applicable, is immaterial to our consolidated financial statements, or did not or is not expected to have a material impact on our business.

(2) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$15,299	$(25,059)	$17,383
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	195
Change in unrealized foreign currency translation gains (losses), net of income taxes	$15,299	$(25,059)	$17,188
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$91,160	$(59,661)	$(3,950)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	19,427	(12,681)	(1,765)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	71,733	(46,980)	(2,185)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	253	(45)	(1,589)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	53	(9)	(556)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	200	(36)	(1,033)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$71,933	$(47,016)	$(3,218)

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

Notable information included in profit or loss by segment was as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Revenues:
Term life insurance segment	$1,227,231	$1,123,200	$992,224
Investment and savings products segment	691,608	655,076	572,747
Corporate and other distributed products segment	133,665	121,567	124,131
Total revenues	$2,052,504	$1,899,843	$1,689,102

Net investment income:
Term life insurance segment	$19,922	$13,747	$9,931
Investment and savings products segment	-	-	-
Corporate and other distributed products segment	74,151	67,683	69,086
Total net investment income	$94,073	$81,430	$79,017

Amortization of DAC:
Term life insurance segment	$248,711	$228,613	$201,751
Investment and savings products segment	4,549	9,766	6,168
Corporate and other distributed products segment	1,292	1,351	1,480
Total amortization of DAC	$254,552	$239,730	$209,399

Non-cash share-based compensation expense:
Term life insurance segment	$3,605	$4,135	$2,662
Investment and savings products segment	3,440	2,695	2,208
Corporate and other distributed products segment	10,475	10,421	10,397
Total non-cash share-based compensation expense	$17,520	$17,251	$15,267

Income (loss) before income taxes:
Term life insurance segment	$320,093	$281,904	$245,657
Investment and savings products segment	191,812	173,912	162,836
Corporate and other distributed products segment	(34,794)	(39,732)	(28,973)
Total income before income taxes	$477,111	$416,084	$379,520

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and the Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment using methods expected to reasonably measure the benefit received by each reporting segment. Such methods include time studies, recorded usage, revenue distribution, and sales force representative distribution. These allocated items include fees charged for access to Primerica Online (“POL”) and costs incurred for technology, sales force support, occupancy and other general and administrative costs. Costs that are not directly charged or allocated to our two primary operating segments are included in our Corporate and Other Distributed Products segment.

Total assets by segment were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Assets:
Term life insurance segment	$6,546,129	$6,322,555	$6,205,837
Investment and savings products segment (1)	2,598,493	2,298,238	2,684,717
Corporate and other distributed products segment	4,543,909	3,974,255	3,570,149
Total assets	$13,688,531	$12,595,048	$12,460,703

(1)

The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $112.8 million, $102.8 million, and $112.0 million as of December 31, 2019, 2018, and 2017, respectively.

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

Geographical Information. Results of operations by country and long-lived assets — primarily tangible assets reported in other assets in our consolidated balance sheets —were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Revenues by country:
United States	$1,747,609	$1,607,140	$1,419,658
Canada	304,895	292,703	269,444
Total revenues	$2,052,504	$1,899,843	$1,689,102
Income before income taxes by country:
United States	$390,431	$337,914	$299,764
Canada	86,680	78,170	79,756
Total income before income taxes	$477,111	$416,084	$379,520

	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Long-lived assets by country:
United States	$41,200	$30,999	$27,443
Canada	4,916	4,997	656
Total long-lived assets	$46,116	$35,996	$28,099

(4) Investments

AFS Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of AFS fixed-maturity securities were as follows:

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,197	$287	$-	$10,484
Foreign government	154,945	6,362	(235)	161,072
States and political subdivisions	120,000	3,288	(695)	122,593
Corporates	1,436,877	63,892	(1,118)	1,499,651
Residential mortgage-backed securities	305,897	6,848	(222)	312,523
Commercial mortgage-backed securities	128,913	3,191	(99)	132,005
Other asset-backed securities	117,941	970	(243)	118,668
Total fixed-maturity securities	2,274,770	84,838	(2,612)	2,356,996
Short-term investments	-	-	-	-
Total fixed-maturity and short-term investments	$2,274,770	$84,838	$(2,612)	$2,356,996

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$12,115	$176	$(58)	$12,233
Foreign government	155,723	3,347	(958)	158,112
States and political subdivisions	59,075	1,202	(271)	60,006
Corporates	1,447,075	11,916	(24,773)	1,434,218
Residential mortgage-backed securities	191,245	2,439	(1,733)	191,951
Commercial mortgage-backed securities	131,279	1,712	(1,636)	131,355
Other asset-backed securities	82,310	205	(755)	81,760
Total fixed-maturity securities(1)	2,078,822	20,997	(30,184)	2,069,635
Short-term investments	8,171	-	-	8,171
Total fixed-maturity and short-term investments	$2,086,993	$20,997	$(30,184)	$2,077,806

(1)	Includes $0.1 million of OTTI losses related to corporates and mortgage- and asset-backed securities recognized in accumulated other comprehensive income (loss).

All of our AFS mortgage- and asset-backed securities represent beneficial interests in variable interest entities (“VIEs”). We are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. The maximum exposure to loss as a result of our involvement in these VIEs equals the carrying value of the securities.

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of December 31, 2019 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$206,168	$207,483
Due after one year through five years	929,957	964,738
Due after five years through 10 years	461,081	488,466
Due after 10 years	124,813	133,113
	1,722,019	1,793,800
Mortgage- and asset-backed securities	552,751	563,196
Total AFS fixed-maturity securities	$2,274,770	$2,356,996

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Gains and Losses on Investments. The net effect on stockholders’ equity of unrealized gains and losses on AFS securities was as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Net unrealized investment gains on available-for-sale securities including OTTI:
Available-for-sale securities	$82,226	$(9,187)
OTTI	40	147
Net unrealized investment gains on available-for-sale securities excluding OTTI	82,266	(9,040)
Deferred income taxes	(17,671)	1,787
Net unrealized investment gains on available-for-sale securities excluding OTTI, net of tax	$64,595	$(7,253)

Trading Securities. The costs and fair values of the fixed-maturity securities classified as trading securities were as follows:

	December 31, 2019		December 31, 2018
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$43,257	$43,233	$13,597	$13,610

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of December 31, 2019, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $114.7 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 5 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 10 (Debt) for more information on the Surplus Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.5 million and $10.1 million as of December 31, 2019 and 2018, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $28.7 million and $52.6 million as of December 31, 2019 and 2018, respectively.

Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Fixed-maturity securities (available-for-sale)	$81,828	$79,356	$76,877
Fixed-maturity security (held-to-maturity)	48,325	37,485	26,865
Equity securities	1,845	1,955	2,095
Policy loans and other invested assets	1,069	1,159	1,179
Cash and cash equivalents	4,758	3,433	1,357
Total return on deposit asset underlying 10% coinsurance agreement(1)	13,429	3,643	2,970
Gross investment income	151,254	127,031	111,343
Investment expenses	(8,856)	(8,116)	(5,461)
Investment income net of investment expenses	142,398	118,915	105,882
Interest expense on surplus note	(48,325)	(37,485)	(26,865)
Net investment income	$94,073	$81,430	$79,017

(1)

Includes $5.4 million of net gains and $1.7 million of net losses recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the year ended December 31, 2019 and December 31, 2018, respectively. The change in fair value of the deposit asset underlying the 10% coinsurance agreement for the year ended December 31, 2017 was not material.

The components of net realized investment gains (losses), as well as details on gross realized investment gains and (losses) were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$1,373	$1,162	$3,249
Gross losses from sales of available-for-sale securities	(293)	(965)	(107)
OTTI losses of available-for-sale securities	(1,333)	(152)	(1,553)
Net gains (losses) recognized in net income during the period on equity securities	5,207	(2,456)	-
Gains (losses) from bifurcated options	-	290	(250)
Gains (losses) on trading securities	11	-	-
Net realized investment gains (losses)	$4,965	$(2,121)	$1,339

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Proceeds from sales or other redemptions	$454,421	$414,138	$306,303

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Net gains (losses) recognized on equity securities	$5,207	$(2,456)	$-
Less: Net gains (losses) recognized on equity securities sold	(254)	(48)	-
Net gains (losses) recognized in net income on equity securities still held as of period-end	$5,461	$(2,408)	$-

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

The amortized costs of AFS securities with a cost basis in excess of their fair values were $234.8 million and $1,239.6 million as of December 31, 2019 and 2018, respectively.

The following tables summarize, for all AFS securities in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2019
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	-	$-	$-	-
Foreign government	11,824	(144)	14	8,578	(91)	7
States and political subdivisions	39,379	(690)	21	4,000	(5)	4
Corporates	52,474	(453)	40	21,739	(665)	19
Residential mortgage-backed securities	40,690	(207)	20	2,071	(15)	3
Commercial mortgage-backed securities	11,526	(28)	13	12,835	(71)	16
Other asset-backed securities	22,501	(190)	17	4,613	(53)	20
Total fixed-maturity securities	$178,394	$(1,712)		$53,836	$(900)

	December 31, 2018
	Less than 12 months			12 months or longer
	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,668	$(10)	1	$4,541	$(48)	6
Foreign government	7,326	(170)	7	52,086	(788)	54
States and political subdivisions	2,644	(9)	3	23,324	(262)	20
Corporates	489,880	(10,649)	396	360,516	(14,124)	321
Residential mortgage-backed securities	32,725	(86)	14	71,308	(1,647)	41
Commercial mortgage-backed securities	31,129	(173)	20	78,911	(1,463)	77
Other asset-backed securities	19,363	(184)	35	33,989	(571)	41
Total fixed-maturity securities	$584,735	$(11,281)		$624,675	$(18,903)

As of December 31, 2019, the unrealized losses on our AFS invested asset portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments.  We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

The amortized cost and fair value of AFS fixed-maturity securities in default were as follows:

	December 31, 2019		December 31, 2018
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Fixed-maturity securities in default	$-	$240	$3	$227

OTTI recognized in earnings on AFS securities were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
OTTI on fixed-maturity securities not in default	$1,330	$152	$1,001
OTTI on fixed-maturity securities in default	3	-	267
OTTI on equity securities(1)	-	-	285
Total OTTI recognized in earnings	$1,333	$152	$1,553

(1)

Subsequent to the adoption of ASU Accounting Standards Update No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, all changes in the fair value of equity securities are recognized in net income and thus OTTI no longer applies to equity securities.

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

OTTI recognized in earnings for AFS securities were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$3	$152	$1,476
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	-	-	147
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell before recovery	3	152	1,329
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	1,330	-	224
OTTI recognized in earnings	$1,333	$152	$1,553

The rollforward of the OTTI recognized in net income for all AFS fixed-maturity securities still held was as follows:

	Year ended December 31,
	2019	2018
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$2,511	$4,346
Additions for securities where no OTTI were recognized prior to the beginning of the period	1,126	-
Additions for securities where OTTI have been recognized prior to the beginning of the period	207	152
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit-impaired securities	(543)	(1,987)
Reductions for exchanges of securities previously impaired	-	-
Cumulative OTTI recognized in net income for securities still held, end of period	$3,301	$2,511

As of December 31, 2019, no OTTI have been recognized on the LLC Note held-to-maturity security.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of December 31, 2019 and 2018. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,484	$-	$10,484
Foreign government	-	161,072	-	161,072
States and political subdivisions	-	122,593	-	122,593
Corporates	5,865	1,493,786	-	1,499,651
Residential mortgage-backed securities	-	312,497	26	312,523
Commercial mortgage-backed securities	-	132,005	-	132,005
Other asset-backed securities	-	118,244	424	118,668
Total available-for-sale fixed-maturity securities	5,865	2,350,681	450	2,356,996
Short-term investments	-	-	-	-
Total available-for-sale securities	5,865	2,350,681	450	2,356,996
Equity securities	39,499	1,050	135	40,684
Trading securities	-	43,233	-	43,233
Separate accounts	-	2,485,745	-	2,485,745
Total fair value assets	$45,364	$4,880,709	$585	$4,926,658
Fair value liabilities:
Separate accounts	$-	$2,485,745	$-	$2,485,745
Total fair value liabilities	$-	$2,485,745	$-	$2,485,745

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$12,233	$-	$12,233
Foreign government	-	158,112	-	158,112
States and political subdivisions	-	60,006	-	60,006
Corporates	2,869	1,431,346	3	1,434,218
Residential mortgage-backed securities	-	191,720	231	191,951
Commercial mortgage-backed securities	-	131,355	-	131,355
Other asset-backed securities	-	81,259	501	81,760
Total available-for-sale fixed-maturity securities	2,869	2,066,031	735	2,069,635
Short-term investments	-	8,171	-	8,171
Total available-for-sale securities	2,869	2,074,202	735	2,077,806
Equity securities	36,473	1,020	186	37,679
Trading securities	-	13,610	-	13,610
Separate accounts	-	2,195,501	-	2,195,501
Total fair value assets	$39,342	$4,284,333	$921	$4,324,596
Fair value liabilities:
Separate accounts	$-	$2,195,501	$-	$2,195,501
Total fair value liabilities	$-	$2,195,501	$-	$2,195,501

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2019	2018
	(In thousands)
Level 3 assets, beginning of period	$921	$567
Net unrealized gains (losses) included in other comprehensive income	(18)	(8)
Realized gains (losses) and accretion (amortization) recognized in earnings, including OTTI	(52)	38
Purchases	-	500
Settlements	(197)	(169)
Transfers into Level 3	424	-
Transfers out of Level 3	(493)	(7)
Level 3 assets, end of period	$585	$921

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the years ended December 31, 2019 and 2018.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2019		December 31, 2018
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,356,996	$2,356,996	$2,069,635	$2,069,635
Fixed-maturity security (held-to-maturity) (3)	1,184,370	1,299,102	970,390	945,331
Short-term investments (available-for-sale)	-	-	8,171	8,171
Equity securities	40,684	40,684	37,679	37,679
Trading securities	43,233	43,233	13,610	13,610
Policy loans (3)	32,927	32,927	31,501	31,501
Deposit asset underlying 10% coinsurance agreement (3)	233,499	233,499	228,974	228,974
Separate accounts	2,485,745	2,485,745	2,195,501	2,195,501
Liabilities:
Notes payable (1) (2)	374,037	395,522	373,661	384,909
Surplus note (1) (3)	1,183,728	1,296,972	969,685	945,331
Separate accounts	2,485,745	2,485,745	2,195,501	2,195,501

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as level 2 fair value measurement.

(3)	Classified as level 3 fair value measurement.

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

Our policy is to limit the amount of life insurance retained on the life of any one person to $1 million. To limit our exposure with any one reinsurer, we monitor the concentration of credit risk we have with our reinsurance counterparties, as well as their financial condition. For the year ended December 31, 2019 we recognized credit losses of $2.3 million for claims ceded on a closed block of business as a result of one of our reinsurance counterparties being ordered into receivership.  No credit losses were experienced by the Company for the years ended December 31, 2018 and 2017.

Reinsurance recoverables represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in reinsurance recoverables that we paid and which are recoverable from those reinsurers were $24.3 million and $24.6 million as of December 31, 2019 and 2018, respectively. Benefits and claims ceded to reinsurers for 2019, 2018, and 2017 were $1,311.3 million, $1,279.0 million, and $1,337.3 million, respectively.

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

In a fourth IPO coinsurance agreement, (the “10% Coinsurance Agreement”), we ceded to Prime Reinsurance Company (“Prime Re”), an affiliate of Citigroup, 10% of our U.S. (except New York) term life insurance business in force at year-end 2009 subject to an experience refund provision. As the 10% Coinsurance Agreement includes an experience refund provision, it does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the economic reserves. The deposit asset held in support of this agreement was $233.5 million and $229.0 million at December 31, 2019 and 2018, respectively. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on the deposit asset is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. The finance charge on the statutory reserves in excess of economic reserves funded by Prime Re in support of the 10% Coinsurance Agreement is 0.5% per annum and is reflected in interest expense in our consolidated statements of income.

The following table represents the Company’s in-force life insurance as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Direct life insurance in force	$810,995,295	$783,979,673
Amounts ceded to other companies	(702,727,956)	(682,708,797)
Net life insurance in force	$108,267,339	$101,270,876
Percentage of reinsured life insurance in force	87%	87%

Reinsurance recoverables includes ceded reserve balances and ceded claim liabilities. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	December 31, 2019		December 31, 2018
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,696,924	NR	$2,701,326	NR
SCOR Global Life Reinsurance Companies (3)	352,049	A+	348,109	A+
Munich Re of Malta (2) (5)	286,433	NR	276,154	NR
Swiss Re Life & Health America Inc. (4)	233,572	A+	234,643	A+
American Health and Life Insurance Company (2)	167,471	B++	170,628	B+
Munich American Reassurance Company	118,372	A+	114,604	A+
Korean Reinsurance Company	108,410	A	104,101	A
RGA Reinsurance Company	100,328	A+	90,989	A+
Hannover Life Reassurance Company	33,772	A+	31,729	A+
TOA Reinsurance Company	26,160	A	25,434	A
All other reinsurers	46,332	-	43,852	-
Reinsurance recoverables	$4,169,823		$4,141,569

NR – not rated

(1)	Pecan Re Inc. (“Pecan Re”) is a wholly owned subsidiary of Swiss Re Life & Health America Inc. (“Swiss Re”).
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

The balances and activity in DAC were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
DAC balance, beginning of period	$2,133,920	$1,951,892	$1,713,065
Capitalization	433,769	441,874	433,575
Amortization	(254,552)	(239,730)	(209,399)
Foreign exchange translation and other	12,613	(20,116)	14,651
DAC balance, end of period	$2,325,750	$2,133,920	$1,951,892

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

We periodically assess the exposure related to these contracts to determine whether any additional liability should be recorded. As of December 31, 2019 and 2018, an additional liability for these contracts was deemed to be unnecessary.

The following table represents the fair value of assets supporting separate accounts by major investment category:

	Year ended December 31,
	2019	2018
	(In thousands)
Fixed-income securities	$970,098	$996,014
Equity securities	1,318,351	1,150,848
Cash and cash equivalents	199,723	50,041
Due to/from funds	(2,489)	(1,494)
Other	62	92
Total separate accounts assets	$2,485,745	$2,195,501

(9) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Policy claims and other benefits payable, beginning of period	$313,862	$307,401	$268,136
Less reinsured policy claims and other benefits payable	318,653	322,137	323,195
Net balance, beginning of period	(4,791)	(14,736)	(55,059)
Incurred related to current year	186,857	176,854	162,256
Incurred related to prior years (1)	(869)	(1,355)	2,230
Total incurred	185,988	175,499	164,486
Claims paid related to current year, net of reinsured policy claims received	(244,997)	(187,453)	(181,670)
Reinsured policy claims received related to prior years, net of claims paid	14,614	22,426	57,192
Total paid	(230,383)	(165,027)	(124,478)
Foreign currency translation	343	(527)	315
Net balance, end of period	(48,843)	(4,791)	(14,736)
Add reinsured policy claims and other benefits payable	388,797	318,653	322,137
Balance, end of period	$339,954	$313,862	$307,401

(1)	Includes the difference between our estimate of claims incurred but not yet reported at year end and the actual incurred claims reported after year end.

See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for details regarding the accounting for policyholder liabilities.

(10) Debt

Notes Payable. Notes payable consisted of the following:

	December 31, 2019	December 31, 2018
	(In thousands)
4.75% Senior Notes, due July 15, 2022	$375,000	$375,000
Unamortized issuance discount on notes payable	(174)	(239)
Total notes payable	$374,826	$374,761

As of December 31, 2019, we had $375.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in 2012 at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15, and are scheduled to mature on July 15, 2022. As of December 31, 2019, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2019.

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

Surplus Note. As of December 31, 2019, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.2 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note. See Note 4 (Investments) for more information on the LLC Note.

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is not available, as is expected to happen in 2022. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2019, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility during the year ended December 31, 2019.

(11) Income Taxes

Income tax expense. Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2019
Federal	$76,289	$6,628	$82,917
Foreign	32,239	(7,469)	24,770
State and local	3,033	-	3,033
Total tax expense	$111,561	$(841)	$110,720

Year ended December 31, 2018
Federal	$50,691	$17,399	$68,090
Foreign	36,028	(14,809)	21,219
State and local	2,681	-	2,681
Total tax expense	$89,400	$2,590	$91,990

Year ended December 31, 2017
Federal	$53,084	$(46,622)	$6,462
Foreign	28,613	(7,166)	21,447
State and local	1,356	-	1,356
Total tax expense	$83,053	$(53,788)	$29,265

Effective tax rate reconciliation. Total income tax expense is different from the amount determined by multiplying income before income taxes by the U.S. statutory federal tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017. The reconciliation for such difference follows:

	Year ended December 31,
	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$100,193	21.0%	$87,378	21.0%	$132,832	35.0%
Difference between foreign statutory rate and U.S. statutory rate	4,898	1.0%	4,474	1.1%	(6,668)	(1.8)%
Transition impact of the Tax Reform Act (1)	-	—%	(2,737)	(.7)%	(95,457)	(25.1)%
Recognition of foreign tax credits	-	—%	(6,069)	(1.5)%	(40,386)	(10.6)%
Change in valuation allowance on foreign tax credits	-	—%	6,069	1.5%	40,386	10.6%
Other	5,629	1.2%	2,875	0.7%	(1,442)	(0.4)%
Total tax expense / effective rate	$110,720	23.2%	$91,990	22.1%	$29,265	7.7%

(1)

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

Deferred tax assets and liabilities. The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Future policy benefit reserves and unpaid policy claims	$245,247	$218,461
Intangibles and tax goodwill	14,713	17,115
Future deductible liabilities	17,920	13,372
State income taxes	12,940	12,755
Foreign tax credits	46,455	46,455
Other	13,962	12,653
Total deferred tax assets before valuation allowance	351,237	320,811
Valuation allowance on foreign tax credits	(46,455)	(46,455)
Total deferred tax assets after valuation allowance	$304,782	$274,356

Deferred tax liabilities:
Deferred policy acquisition costs	(314,969)	(293,729)
Investments	(17,630)	-
Transitional amount for future policy benefit reserves prescribed in the Tax Reform Act	(15,256)	(17,798)
Unremitted earnings on foreign subsidiaries	(5,772)	(4,669)
Reinsurance deposit asset	(49,035)	(48,085)
Other	(21,645)	(15,144)
Total deferred tax liabilities	(424,307)	(379,425)
Net deferred tax liabilities	$(119,525)	$(105,069)

The majority of total deferred tax assets are attributable to future policy benefit reserves and unpaid policy claims, which represents the difference between the financial statement carrying value and tax basis for liabilities related to future policy benefits. The tax basis for future policy benefit reserves and unpaid policy claims is actuarially determined in accordance with guidelines set forth in the respective jurisdictional tax codes in the U.S. and Canada. The majority of total deferred tax liabilities are attributable to DAC, which represents the difference between the policy acquisition costs capitalized for U.S. GAAP purposes and those capitalized for tax purposes, as well as the difference in the resulting amortization methods.

The Company has state net operating losses resulting in a deferred tax asset of approximately $12.2 million, which are available for use through 2037. The Company has no other material net operating loss or credit carryforwards other than foreign tax credit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. As of December 31, 2019, management identified excess foreign tax credits of approximately $46.5 million that could not be used to offset the mandatory deemed repatriation of foreign earnings tax stipulated by the Tax Reform Act and believes it will not be able to utilize these foreign tax credits in the future. Therefore, the Company established a deferred tax asset for these foreign tax credits with a corresponding full valuation allowance. These foreign tax credits are available for use through 2027. With the exception of these foreign tax credits, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Therefore, there were no other deferred tax asset valuation allowances as of December 31, 2019 or 2018.

Controlled foreign corporations. The Company has direct ownership of a group of controlled foreign corporations in Canada. We have not made a permanent reinvestment assertion for any unremitted earnings in Canada; therefore, we have recorded a deferred tax liability to account for Canadian withholding taxes that will occur upon repatriation of such earnings and we continue to record deferred tax liabilities to account for Canadian withholding taxes as earnings are recognized.

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

Unrecognized tax benefits. The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $14.7 million and $13.9 million as of December 31, 2019 and 2018, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. The total amount of accrued interest and penalties in the consolidated balance sheets was $2.3 million and $1.9 million as of December 31, 2019 and 2018, respectively. Additionally, we recognized less than $0.3 million of interest expense related to unrecognized tax benefits in the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017.

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
	(In thousands)
Unrecognized tax benefits, beginning of period	$15,173	$14,385
Change in prior period unrecognized tax benefits	(583)	(101)
Change in current period unrecognized tax benefits	3,036	3,105
Reductions as a result of a lapse in statute of limitations	(1,821)	(2,216)
Unrecognized tax benefits, end of period	$15,805	$15,173

We have no penalties included in calculating our provision for income taxes. There is no significant change that is reasonably possible to occur within twelve months of the reporting date.

The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the year ended December 31, 2016 and thereafter for federal income tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2015 and thereafter for federal and provincial income tax purposes.

(12) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Common stock, beginning of period	42,694	44,251	45,721
Shares issued for stock options exercised	4	33	38
Shares of common stock issued upon lapse of RSUs	438	528	504
Common stock retired	(1,929)	(2,118)	(2,012)
Common stock, end of period	41,207	42,694	44,251

The above reconciliation excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of December 31, 2019, we had a total of 360,220 RSUs and 92,108 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreement; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 14 (Share Based Transactions) for a discussion of the PSU award structure.

On February 7, 2019 our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through June 30, 2020 (the “share repurchase program”). Under the share repurchase program, we repurchased 1,870,521 shares of our common stock in the open market for an aggregate purchase price of $225.0 million through December 31, 2019. $50.0 million remains available for repurchases of our outstanding common stock under the share repurchase program as of December 31, 2019. On February 10, 2020, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our outstanding common stock (including $50.0 million from the prior repurchase program) for purchases through June 30, 2021.

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

The calculation of basic and diluted EPS was as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$366,391	$324,094	$350,255
Income attributable to unvested participating securities	(1,654)	(1,893)	(2,526)
Net income used in calculating basic EPS	$364,737	$322,201	$347,729
Denominator:
Weighted-average vested shares	42,181	43,854	45,598
Basic EPS	$8.65	$7.35	$7.63

Diluted EPS:
Numerator:
Net income	$366,391	$324,094	$350,255
Income attributable to unvested participating securities	(1,650)	(1,888)	(2,521)
Net income used in calculating diluted EPS	$364,741	$322,206	$347,734
Denominator:
Weighted-average vested shares	42,181	43,854	45,598
Dilutive effect of incremental shares to be issued for contingently-issuable shares	133	131	91
Weighted-average shares used in calculating diluted EPS	42,314	43,985	45,689
Diluted EPS	$8.62	$7.33	$7.61

(14) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“OIP”). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP also may be subject to specified performance criteria. Since 2010, the Company has issued equity awards to our management (officers and other key employees), non-employees who serve on our Board of Directors (“directors”), and sales force leaders under the OIP. As of December 31, 2019, we had 1.5 million shares available for future grants under this plan.

Employee and Director Share-Based Compensation. As of December 31, 2019, the Company had outstanding RSUs, PSUs, and stock options issued to our management (officers and other key employees), as well as RSUs issued to our directors, under the OIP.

RSUs.

•

RSUs granted to management generally have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date, but also generally vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75.

•	RSUs granted to directors have time-based vesting requirements with equal and quarterly graded vesting over four quarters subsequent to the grant date.
•	In addition, certain directors elected to defer their cash and/or equity retainers into deferred RSUs, which vest immediately or, if applicable, on the dates the RSUs would have vested.

All of our outstanding employee and director RSU awards are eligible for dividend equivalents regardless of vesting status.

We recognized expense and tax benefit offsets as follows for employee and director RSU share-based compensation:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Total equity awards expense recognized	$10,557	$10,684	$11,364
Tax benefit associated with total employee and director share-based compensation	1,434	1,495	1,893

The following table summarizes employee and director RSU activity during the years ended December 31, 2019, 2018, and 2017.

	Shares		Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee and director RSUs, December 31, 2016	396		$45.37
Granted	130		80.33
Forfeited	(1)		57.53
Vested	(213)		46.54
Unvested employee and director RSUs, December 31, 2017	312		59.10
Granted	106		100.00
Forfeited	-	(1)	82.20
Vested	(186)		58.51
Unvested employee and director RSUs, December 31, 2018	232		78.22
Granted	93		123.04
Forfeited	-	(1)	104.38
Vested	(145)		70.53
Unvested employee and director RSUs, December 31, 2019	180		107.59

(1)	Less than 1,000 shares

As of December 31, 2019, total compensation cost not yet recognized in our consolidated financial statements related to employee and director RSU awards with time-based vesting conditions yet to be reached was $4.2 million, and the weighted-average period over which cost will be recognized was 0.8 year.

PSUs.

The Company issues PSUs to certain of its executive officers under the OIP as part of their annual equity compensation. To date, PSU awards have included a performance target of a specified average annual Return on Adjusted Equity (“ROAE”) for the Company over a three-year performance period, as well as a threshold ROAE and an ROAE at which the maximum number of shares can be earned. Awards are earned two months after the performance period ends. Depending on the ROAE achieved within the specified range, recipients may receive shares of common stock equal to between 0% and 150% of the number of PSUs granted. In addition, PSUs accrue forfeitable dividend equivalents, which are also paid out based on the number of shares earned.

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

In connection with our granting of PSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Total employee PSU award expense	$3,516	$3,240	$2,761
Tax benefit associated with total employee PSU award expense	-	191	187

The following table summarizes PSU activity during the years ended December 31, 2019, 2018, and 2017.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee PSUs, December 31, 2016	18	$41.88
Granted	36	80.45
Forfeited	-	-
Vested	-	-
Unvested employee PSUs, December 31, 2017 (1)	54	67.42
Granted	31	100.55
Forfeited	-	-
Vested	-	-
Unvested employee PSUs, December 31, 2018 (2)	85	79.34
Granted	25	122.62
Forfeited	-	-
Performance Adjustment	4	41.88
Vested	(23)	41.88
Unvested employee PSUs, December 31, 2019 (3)	92	98.79

(1)

The 2017 PSU awards outstanding are based on target.  Based on the actual ROAE achieved within the three-year performance period ended December 31, 2019, recipients will receive 41,162 shares of common stock on the vesting date, March 1, 2020.

(2)	The 2018 PSU awards outstanding are based on target. Depending upon the ROAE achieved within the performance period, recipients may receive between 0 and 45,869 shares of common stock.
(3)	The 2019 PSU awards outstanding are based on target. Depending upon the ROAE achieved within the performance period, recipients may receive between 0 and 38,225 shares of common stock.

As of December 31, 2019 total unrecognized compensation related PSU awards was $0.6 million, and the weighted-average period over which cost was 0.9 years.

Stock Options. From 2013 to 2016, the Company issued stock options to certain of its executive officers under the OIP as part of their annual equity compensation. Stock options were granted with an exercise price equal to the fair market value of our common stock on the grant date, and they expire 10 years from the date of grant. These options had time-based restrictions with equal and annual graded vesting over a three-year period and are all fully vested. Upon retirement, employees have the lesser of three years or the remaining option term to exercise any vested options. We did not issue any stock options in 2019, 2018 or 2017.

Compensation expense and related tax benefits recognized for stock option awards were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Expense recognized for stock option awards	$6	$39	$162
Tax benefit recognized for stock option awards	-	8	37

The following table summarizes activity related to stock options outstanding and exercisable during the years ended December 31, 2019, 2018, and 2017:

	Outstanding		Exercisable
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
Outstanding at December 31, 2016	145	$44.75	6	$53.50
Granted	-	-
Exercised	(38)	43.63
Outstanding at December 31, 2017	107	45.15	32	47.26
Granted	-	-
Exercised	(33)	47.59
Outstanding at December 31, 2018	74	44.07	44	45.55
Granted	-	-
Exercised	(4)	41.20
Outstanding at December 31, 2019	70	44.23	70	44.23

Range of granted option exercise prices outstanding at December 31, 2019

$41.20 (average term remaining - 4.1 years)	4	$41.20	4	$41.20
$53.50 (average term remaining - 5.2 years)	14	53.50	14	53.50
$41.88 (average term remaining - 6.2 years)	52	41.88	52	41.88

The aggregate intrinsic value represents the difference between the exercise price of our stock options and the quoted closing price of our common stock as of December 31, 2019. A summary of the intrinsic values of our stock options is as follows:

December 31, 2019
(In thousands)
Aggregate intrinsic value of exercisable stock options	$6,036
Aggregate intrinsic value of stock options expected to vest	-
Aggregate intrinsic value of stock options outstanding	$6,036

The intrinsic value, tax benefit realized and value of shares withheld related to option exercise activity are summarized as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Intrinsic value of options exercised	$369	$1,953	$1,453
Tax benefit realized from the options exercised	-	-	509
Value of issued shares withheld to satisfy option exercise price	161	1,562	1,673

As of December 31, 2019, there was no unrecognized compensation cost related to outstanding options.

Non-Employee Share-Based Compensation. Non-employee share-based transactions relate to the granting of RSUs to members of the sales force (“agent equity awards”). Agent equity awards are generally granted as a part of quarterly contests for successful life insurance policy acquisitions and for sales of investment and savings products for which the grant and the service period occur within the same quarterly reporting period.

The following table summarizes non-employee RSU activity during the years ended December 31, 2019, 2018, and 2017.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2016	42	$61.55
Granted	156	75.69
Vested	(166)	68.96
Unvested non-employee RSUs, December 31, 2017	32	91.88
Granted	124	102.43
Vested	(122)	101.01
Unvested non-employee RSUs, December 31, 2018	34	97.71
Granted	105	124.51
Vested	(115)	115.01
Unvested non-employee RSUs, December 31, 2019	24	132.68

Agent equity awards are measured using the fair market value at the grant date and vest during the service period, which occur within the same quarterly reporting period. Equity awards granted to the sales force prior to 2018 contained sales restrictions that expired over three years. Because of such sales restrictions, the fair market value of the awards incorporated an illiquidity discount reflecting the risk associated with the post-vesting restrictions. To quantify this discount for each award, we used a series of put option models with one-, two- and three-year tenors to estimate a hypothetical cost of eliminating the downside risk associated with the sale restrictions. Starting in 2018, equity awards granted under quarterly contests no longer contain sales restrictions, thereby eliminating the need to incorporate an illiquidity discount. Awards granted before January 2018 maintain the post-vesting sales restrictions established at the time of grant.

The most significant assumptions in estimating the illiquidity discount for awards granted prior to 2018 in the put option models are the volatility assumptions. We derive volatility assumptions primarily from the historical volatility of our common stock using terms comparable to the sale restriction terms.

The following table presents the assumptions used in valuing quarterly RSU granted to agents prior to 2018:

Year ended December 31,
	2019	2018	2017
Expected volatility	n/a	n/a	18% to 34%
Quarterly dividends expected	n/a	n/a	$0.19 to $0.20
Risk-free interest rates	n/a	n/a	Less than 3%

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

Details on the granting and valuation of these awards were as follows:

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per-share amounts)
Total quarterly non-employee RSUs granted	105,348	124,471	155,996
Measurement date per-share fair value of awards	$118.11 to $132.68	$96.60 to $120.55	$67.82 to $91.88
Illiquidity discounts	n/a	n/a	10%
Quarterly incentive awards expense recognized currently	$3,441	$3,288	$980
Quarterly incentive awards expense deferred	9,663	9,484	10,821
Tax benefit associated with incentive awards	2,465	2,437	2,259

As of December 31, 2019, all agent equity awards were fully vested with the exception of approximately 24 thousand shares that will vest on January 1, 2020.

(15) Statutory Accounting and Dividend Restrictions

U.S. Insurance Subsidiaries. Our two underwriting U.S. insurance subsidiaries are Primerica Life and NBLIC. Primerica Life wholly owns Peach Re and Vidalia Re, and ceded to each in separate coinsurance arrangements certain level-premium term life insurance policies.

Our U.S. insurance subsidiaries are required to report their results of operations and financial position to state authorities on the basis of statutory accounting practices prescribed or permitted by such authorities and the National Association of Insurance Commissioners (“NAIC”), which is a comprehensive basis of accounting other than U.S. GAAP. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company’s principal life insurance company, Primerica Life, prepares its statutory financial statements on the basis of accounting practices prescribed or permitted by the NAIC and the Tennessee Department of Commerce and Insurance (“Tennessee DOCI”) and includes the statutory financial statements of its wholly owned insurance subsidiaries, NBLIC, Peach Re, and Vidalia Re. NBLIC’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the NAIC or the New York State Department of Financial Services, while the statutory financial statements of Peach Re and Vidalia Re are prepared on the basis of accounting practices prescribed or permitted by the NAIC or the Vermont Department of Financial Regulation (“Vermont DOI”). Our U.S. insurance subsidiaries’ ability to pay dividends to their parent is subject to and limited by the various laws and regulations of their respective states. There are no regulatory restrictions on the ability of the Parent Company to pay dividends (other than limitations under the Delaware General Corporation Law that provide that dividends on common stock shall be declared by the Board of Directors out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding prior fiscal year).

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

Primerica Life’s statutory capital and surplus as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Statutory capital and surplus	$666,005	$674,165

Primerica Life’s statutory net gain from operations was $508.6 million, $547.9 million, and $398.8 million for 2019, 2018 and 2017, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2019. During 2019, Primerica Life paid ordinary dividends of $270.0 million to the Parent Company. As of January 1, 2020, the amount of dividends Primerica Life could pay from statutory unassigned surplus without prior approval of the commissioner of the Tennessee DOCI was $168.3 million, which is prescribed by the amount of statutory unassigned surplus on that date.

Primerica Life’s investment basis in NBLIC, Peach Re, and Vidalia Re reflect their statutory capital and surplus amounts recorded in accordance with statutory accounting practices prescribed or permitted by the NAIC and/or each subsidiary’s state of domicile; New York and Vermont. Peach Re was formed as a special-purpose financial captive insurance company and, with the explicit permission of the Vermont DOI, has included the value of a letter of credit serving as collateral for its policy reserves as an admitted asset in its statutory capital and surplus. This permitted accounting practice was critical to the organization and operational plans of Peach Re and explicitly included in the licensing order issued by the Vermont DOI. The impact of this permitted practice as of December 31, 2019 was $247.6 million on Peach Re’s statutory capital and surplus. As of December 31, 2019, even if Peach Re had not been permitted to include the letter of credit as an admitted asset, Primerica Life would not have been below the minimum statutory capital and surplus level that triggers a regulatory action event. There are no other permitted accounting practices that are not encompassed in prescribed statutory accounting practices.

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

Primerica Life Canada’s capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds internal capital targets. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI’s capital guidelines. As of December 31, 2019 and 2018, Primerica Life Canada’s statutory capital and surplus satisfied regulatory requirements and was $454.6 million and $377.6 million, respectively.

In Canada, dividends can be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. Primerica Life Canada’s dividend capacity at January 1, 2020 is estimated to be $107.3 million, which is calculated based on satisfying the Company’s internal capital targets.

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

Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term expiring on December 31, 2025 (the “LOC”) for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC periodically increased up to a maximum amount of approximately $507.0 million, which was reached in 2014. As of December 31, 2019, the amount outstanding under the LOC was $247.6 million. This amount will continue to decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserve. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities. As of December 31, 2019, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(17) Benefit Plans

We sponsor a defined contribution plan for the benefit of our employees. The expense associated with this plan was approximately $8.9 million, $8.4 million, and $7.7 million in 2019, 2018, and 2017, respectively.

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

•	Fees earned for investment advisory and administrative services within our managed investments programs.
•	Account-based fees for transfer agent recordkeeping functions and non-bank custodial services.
•	Fees associated with the distribution of other third-party financial products.
•	Other revenue from the sale of miscellaneous products and services including monthly subscription fees from the sales representatives for access to POL, our primary sales force support tool.

Premiums from insurance contracts we underwrite, fees received from segregated funds insurance contracts, and income earned on our invested assets are excluded from the definition of revenues from contracts with customers in accordance with U.S. GAAP.

The disaggregation of our revenues from contracts with customers were as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$40,848	$42,374	$41,236
Total segment revenues from contracts with customers	40,848	42,374	41,236
Revenues from sources other than contracts with customers	1,186,383	1,080,826	950,988
Total Term Life Insurance segment revenues	$1,227,231	$1,123,200	$992,224

Investment and Savings Products segment revenues:
Commissions and fees:
Sales-based revenues	$282,887	$259,991	$233,005
Asset-based revenues	260,451	245,295	216,527
Account-based revenues	80,555	81,802	55,030
Other, net	10,017	9,631	9,555
Total segment revenues from contracts with customers	633,910	596,719	514,117
Revenues from sources other than contracts with customers (segregated funds)	57,698	58,357	58,630
Total Investment and Savings Products segment revenues	$691,608	$655,076	$572,747

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$32,213	$32,162	$28,125
Other, net	4,660	4,982	5,300
Total segment revenues from contracts with customers	36,873	37,144	33,425
Revenues from sources other than contracts with customers	96,792	84,423	90,706
Total Corporate and Other Distributed Products segment revenues	$133,665	$121,567	$124,131

(1)

Commissions and fees for the year ended December 31, 2019 include $5.5 million, attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

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

Activity in the contract asset account was as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Balance, beginning of period	$50,119	$48,533
Current period sales, net of collection of renewal commissions	1,582	1,586
Balance, at the end of period	$51,701	$50,119	(1)

(1)	Reclassed to Other assets from Agents balances, due premiums and other receivables in the consolidated balance sheets to conform with current year reporting.

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the year ended December 31, 2019. Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(19) Leases

We have operating leases for our executive office operations and other real estate leases of office space and finance leases for certain office equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 4 years, exercisable at the Company’s discretion. Operating lease right-of-use assets and operating lease liabilities are presented separately in our consolidated balance sheets.  As of December 31, 2019, finance lease right-of-use assets of $0.7 million and finance lease liabilities of $0.7 million were recorded within Other assets and Other liabilities, respectively, within our consolidated balance sheets. The Company determines its lease liabilities, which are measured at the present value of future lease payments, using the Company’s incremental secured borrowing rate that is commensurate with the term of the underlying lease or the rate implicit in the lease if readily determinable.

The components of lease expense were as follows:

Year ended
December 31, 2019
(In thousands)
Operating lease cost
Operating lease cost	$7,650
Variable lease cost (includes taxes, common area maintenance and insurance)	675
Finance lease cost
Depreciation of finance lease assets	277
Interest on lease liabilities	46
Total lease cost	$8,648

Other information related to leases was as follows:

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$7,656
Operating cash flows used in finance leases (1)	46
Financing cash flows used in finance leases	281

(1)	Included in change in other operating assets and liabilities, net in the accompanying consolidated statements of cash flows.

December 31, 2019
(In thousands)
Weighted Average Remaining Lease Term
Operating leases	9 years
Finance leases	3 years

Weighted Average Discount Rate
Operating leases	4.6%
Finance leases	6.8%

Future minimum lease payments under non-cancellable leases were as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2020	$7,403	$331
2021	7,241	284
2022	7,234	116
2023	7,242	55
2024	7,218	26
Thereafter	28,622	-
Total minimum rental commitments for operating leases	64,960	812
Less imputed interest	11,473	76
Total lease liabilities	$53,487	$736

The following disclosures for the comparative periods are presented in accordance with ASC 840:

Total minimum rent expense for operating leases for the years ended December 31, 2018 and 2017 was $8.0 million and $7.5 million. We had no contingent rent expense during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the minimum aggregate rental commitments for operating leases were as follows:

December 31, 2018
(In thousands)
2019	$7,459
2020	7,174
2021	7,038
2022	7,120
2023	7,094
Thereafter	34,901
Total minimum rental commitments for operating leases	$70,786

As of December 31, 2018, the aggregate balance of our capital lease liabilities was not material.

(20) Unaudited Quarterly Financial Data

In management’s opinion, the following quarterly consolidated financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited consolidated financial statements. Financial information for the quarters presented was prepared on a consolidated basis.

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except per-share amounts)
Direct premiums	$677,286	$687,262	$692,258	$697,060
Ceded premiums	(389,795)	(400,588)	(388,982)	(390,364)
Net premiums	287,491	286,674	303,276	306,696
Commissions and fees	167,315	178,468	179,719	188,302
Net investment income	24,111	24,868	22,675	22,418
Realized investment gains (losses), including OTTI	2,847	1,067	285	766
Other, net	13,223	13,825	14,698	13,778
Total revenues	494,987	504,902	520,653	531,960
Total benefits and expenses	392,619	377,442	395,514	409,815
Income before income taxes	102,368	127,460	125,139	122,145
Income taxes	23,203	30,014	28,916	28,588
Net income	$79,165	$97,446	$96,223	$93,557
Earnings per share:
Basic earnings per share	$1.84	$2.28	$2.28	$2.25
Diluted earnings per share	$1.83	$2.28	$2.28	$2.24

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per-share amounts)
Direct premiums	$656,087	$667,191	$670,222	$673,605
Ceded premiums	(394,249)	(403,449)	(391,175)	(392,290)
Net premiums	261,838	263,742	279,047	281,315
Commissions and fees	166,827	167,940	170,879	171,960
Net investment income	19,017	20,030	20,622	21,760
Realized investment gains (losses), including OTTI	(1,656)	1,313	(126)	(1,651)
Other, net	13,897	14,790	14,359	13,941
Total revenues	459,923	467,815	484,781	487,325
Total benefits and expenses	376,960	354,050	373,346	379,403
Income before income taxes	82,963	113,765	111,435	107,922
Income taxes	17,248	27,065	26,296	21,381
Net income	$65,715	$86,700	$85,139	$86,541
Earnings per share:
Basic earnings per share	$1.46	$1.96	$1.95	$1.99
Diluted earnings per share	$1.46	$1.95	$1.94	$1.99

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2019 and 2018.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Primerica, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I, II, III, and IV (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 27, 2020

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K and as described below, portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2019, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.

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

For a list of executive officers, see Part I, Item X. Information About Our Executive Officers and Certain Significant Employees included elsewhere in this report.

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

Except for the information above and the information set forth in Part I, Item X. Information About Our Executive Officers and Certain Significant Employees, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 1: Election of Directors;
•	Governance — Director Independence;
•	Governance — Environmental, Social, and Governance (“ESG”) Matters – Our Corporate Culture;
•	Board of Directors — Board Members;
•	Board of Directors — Board Committees;
•	Board of Directors — Other Director Matters;
•	Stock Ownership — Delinquent Section 16(a) Reports;
•	Executive Compensation — Employment Agreements;
•	Audit Matters — Audit Committee Report; and
•	Related Party Transactions.
Item 11.	Executive Compensation.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Board of Directors — Board Committees — Compensation Committee;
•	Board of Directors — Director Compensation; and
•	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan was approved by our stockholders in May 2017. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan	365,457	(1)	$44.23	(2)	1,456,414	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	-		-		1,847,874	(4)
Total	365,457		$44.23		3,304,288
Equity compensation plans not approved by stockholders	n/a		n/a		n/a

(1)

Consists of 203,427 and 69,922 shares to be issued in connection with unvested restricted stock units and outstanding stock options, respectively. Also includes  92,108 shares to be issued to certain executive officers in connection with outstanding performance stock units if the Company achieves the targeted level of performance specified in the award agreement over a three-year period.  Based on the actual Return on Adjusted Equity achieved within the three-year performance period ended December 31, 2019, recipients of the 2017 performance-based stock units will receive 41,162 shares of common stock versus the targeted 36,046 shares on the vesting date, March 1, 2020. See Note 12 (Stockholders’ Equity) and Note 14 (Share-Based Transactions) to our consolidated financial statements included elsewhere in this report for more information on the equity awards outstanding.

(2)	Represents the weighted average exercise price of the 69,922 stock options outstanding.
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

Other information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Stock Ownership — Ownership of Our Common Stock.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Introductory paragraph to Governance;
•	Governance — Director Independence;
•	Board of Directors — Board Committees; and
•	Related Party Transactions.
Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 4: Ratification of the Appointment of KPMG LLP as Our Independent Registered Public Accounting Firm;
•	Board of Directors — Board Committees — Audit Committee; and
•	Audit Matters — Fees and Services of KPMG.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. FINANCIAL STATEMENTS

Included in Part II, Item 8, of this report:

Primerica, Inc.:

2. FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:

3. EXHIBIT INDEX –

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34680).
3.2	Second Amended and Restated Bylaws of the Registrant.	Filed with the Securities and Exchange Commission as part of this Annual Report.
4.1	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.4	Description of Registrant's Securities.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.1	Credit Agreement, dated as of December 19, 2017.	Incorporated by reference to Exhibit 10.1 to Primerica's Current Report on Form 8-K filed December 20, 2017 (Commission File No. 001-34680).
10.2	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001- 34680).
10.3	Amended and Restated 80% Coinsurance Agreement dated March 31, 2016 by and between Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.4	10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.5	Amendment No. 1 dated as of October 5, 2015 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.29 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 001-34680).
10.6	Amendment No. 2 dated as of January 25, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.7	Amendment No. 3 dated as of March 31, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.8	Amended and Restated 80% Coinsurance Trust Agreement dated March 31, 2016 among Primerica Life Insurance Company, Pecan Re Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.7 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.9	10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.8 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
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
10.17

Coinsurance Amending Agreement dated as of December 31, 2011 among Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010, Ltd. (currently known as Munich Re Life Insurance Company of Vermont).

Incorporated by reference to Exhibit 10.19 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.18

Coinsurance Amending Agreement dated as of October 20, 2016 among Primerica Life Insurance Company of Canada, Munich Re Life Insurance Company of Vermont (formerly known as Financial Reassurance Company 2010, Ltd.) and Munich-American Holding Corporation.

Incorporated by reference to Exhibit 10.20 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.19	Coinsurance Agreement Novation Amendment dated as of December 15, 2016 among Primerica Life Insurance Company of Canada, Munich Re Life Insurance Company of Vermont and Munich Re of Malta P.L.C.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.20	Coinsurance Amending Agreement dated as of January 1, 2018 among Primerica Life Insurance Company of Canada and Munich Re of Malta P.L.C.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.21	Monitoring and Reporting Agreement dated as of March 31, 2016 by and among Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.21 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.22*	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.23*	Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.26 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 001-34680).
10.24*	Form of Revised Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2017 awards).	Incorporated by reference to Exhibit 10.23 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 001-34680)
10.25*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2018 awards).	Incorporated by reference to Exhibit 10.24 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 001-34680)
10.26*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2019 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.27*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2017 awards).	Incorporated by reference to Exhibit 10.31 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 001-34680).
10.28*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2018 awards).	Incorporated by reference to Exhibit 10.27 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 001-34680).
10.29*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2019 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.30*	Employee Restricted Stock Unit Award Agreement, dated as of March 18, 2019, between Registrant and Mr. William A. Kelly.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.31*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.32*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2015 awards).	Incorporated by reference to Exhibit 10.22 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.33*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Incorporated by reference to Exhibit 10.33 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.34	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2019 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.

10.35*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
10.36*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.37*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.5 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.38*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 10.30 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.39*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 99.6 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.40*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 10.32 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.41*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.7 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.42*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 10.34 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.43	Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21.1 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 001-34680).
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Glenn J. Williams, Chief Executive Officer, and Alison S. Rand, Executive Vice President and Chief Financial Officer.

Filed with the Securities and Exchange Commission as part of this Annual Report.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Identifies a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules.

Schedule I

Consolidated Summary of Investments — Other Than Investments in Related Parties

PRIMERICA, INC.

	December 31, 2019
Type of Investment	Cost	Fair value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds(1):
United States government and government agencies and authorities	$273,502	$280,682	$280,682
States, municipalities and political subdivisions	120,000	122,593	122,593
Foreign governments	158,052	164,178	164,178
Public utilities	-	-	-
Convertibles and bonds with warrants attached	-	-	-
All other corporate bonds(2)	2,945,372	3,126,013	3,011,281
Certificates of deposit	-	-	-
Redeemable preferred stocks	5,447	5,865	5,865
Total fixed maturities	3,502,373	3,699,331	3,584,599

Equity securities:
Common stocks:
Public utilities	6,469	11,344	11,344
Banks, trusts and insurance companies	18,924	20,359	20,359
Industrial, miscellaneous and all other	5,440	7,931	7,931
Nonredeemable preferred stocks	1,838	1,050	1,050
Total equity securities	32,671	40,684	40,684
Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	32,927	32,927	32,927
Other long-term investments	-	-	-
Short-term investments	-	-	-
Total investments	$3,567,971	$3,772,942	$3,658,210

(1)	Mortgage-and asset-backed securities are included in the investment types listed based on the entity-type that issued these securities.
(2)

The amount shown on the consolidated balance sheet does not match the amortized cost or cost or fair value for “All other corporate bonds” due to our held-to-maturity security, which is carried at cost on the consolidated balance sheet and all other fixed maturities are carried at fair value.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Balance Sheets

	December 31,
	2019	2018
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $206,550 in 2019 and $108,623 in 2018)	$208,526	$109,415
Short-term investments, available-for-sale, at fair value (cost: $0 in 2019 and $8,171 in 2018)	-	8,171
Equity securities, at fair value (historical cost: $2,090 in 2019 and $1,519 in 2018)	2,250	1,447
Total investments	210,776	119,033
Cash and cash equivalents	59,150	32,745
Due from affiliates*	1,267	2,492
Other receivables	1,383	1,086
Income tax receivable	1,026	3,490
Deferred income taxes	12,151	12,151
Investment in subsidiaries*	1,756,845	1,678,231
Other assets	608	729
Total assets	$2,043,206	$1,849,957

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	374,037	373,661
Current income tax payable	-	-
Deferred income taxes	7,441	6,126
Interest payable	8,214	8,214
Other liabilities	1,023	443
Commitments and contingent liabilities (see Note F)
Total liabilities	390,715	388,444
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2019 and 2018; issued and outstanding 41,207 shares in 2019 and 42,694 shares in 2018)	412	427
Paid-in capital	-	-
Retained earnings	1,593,281	1,489,520
Accumulated other comprehensive income, net of income tax	58,798	(28,434)
Total stockholders’ equity	1,652,491	1,461,513
Total liabilities and stockholders’ equity	$2,043,206	$1,849,957

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Income

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Revenues:
Dividends from subsidiaries*	$398,129	$302,932	$256,913
Net investment income	4,973	2,306	1,484
Realized investment gains (losses), including other-than-temporary impairment losses	256	(128)	179
Total revenues	403,358	305,110	258,576
Expenses:
Interest expense	18,669	18,695	18,210
Other operating expenses	9,898	7,478	8,441
Total expenses	28,567	26,173	26,651
Income before income taxes	374,791	278,937	231,925
Income taxes	(2,940)	(5,578)	(3,756)
Income before equity in undistributed earnings of subsidiaries	377,731	284,515	235,681
Equity in undistributed earnings of subsidiaries*	(11,340)	39,579	114,574
Net income	$366,391	$324,094	$350,255

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$366,391	$324,094	$350,255
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	70,998	(46,382)	(3,333)
Change in unrealized holding gains/(losses) on investment securities	1,440	(931)	356
Reclassification adjustment for realized investment (gains) losses included in net income	(256)	128	(179)
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains of subsidiaries	15,299	(25,059)	17,383
Total other comprehensive income (loss) before income taxes	87,481	(72,244)	14,227
Income tax expense (benefit) related to items of other comprehensive income (loss)	249	(169)	257
Other comprehensive income (loss), net of income taxes	87,232	(72,075)	13,970
Total comprehensive income	$453,623	$252,019	$364,225

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Cash Flows

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$366,391	$324,094	$350,255
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries* (1)	(95,014)	(44,095)	(145,113)
Deferred tax provision	1,067	(1,983)	2,454
Change in income taxes	2,464	(6,151)	(1,235)
Realized investment (gains) losses, including other-than-temporary impairments	(256)	128	(179)
Accretion and amortization of investments	257	103	149
Share-based compensation	1,487	1,365	1,254
Change in due to/from affiliates*	1,225	780	(4,380)
Trading securities sold, matured, or called (acquired), net	-	-	(1,377)
Change in other operating assets and liabilities, net	2,001	(120)	(1,514)
Net cash provided by (used in) operating activities	279,622	274,121	200,314

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed maturity securities — sold	6,481	1,603	12,204
Fixed-maturity securities — matured or called	179,950	104,836	56,678
Equity securities —sold	-	-	36
Short-term investments — matured or called	8,250	-	-
Equity securities — sold	76	150	-
Available-for-sale investments acquired:
Fixed-maturity securities(1)	(157,510)	(144,760)	(23,497)
Equity securities	-	-	(40)
Short-term investments	-	(8,169)	-
Equity securities acquired	(611)	(265)	-
Net cash provided by (used in) investing activities	36,636	(46,605)	45,381

Cash flows from financing activities:
Dividends paid	(57,630)	(44,140)	(35,821)
Common stock repurchased	(225,037)	(210,146)	(150,038)
Tax withholdings on share-based compensation	(7,186)	(6,711)	(6,734)
Payment of deferred financing costs	-	-	(868)
Net cash provided by (used) in financing activities	(289,853)	(260,997)	(193,461)
Change in cash and cash equivalents	26,405	(33,481)	52,234
Cash and cash equivalents, beginning of period	32,745	66,226	13,992
Cash and cash equivalents, end of period	$59,150	$32,745	$66,226

Supplemental disclosures of cash flow information:
Interest paid	$18,117	$18,146	$17,813

*	Eliminated in consolidation.
(1)

Does not include $127.2 million, $27.6 million, and $35.5 million of fixed-maturity securities transferred from subsidiaries in the form of noncash dividends for the years ended December 31, 2019, 2018 and 2017, respectively.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Notes to Condensed Financial Statements

(A) Description of Business

Primerica, Inc. (“we”, “us” or the “Company”) is a holding company with our primary asset being the capital stock of our wholly owned operating subsidiaries, and our primary liability being $375.0 million in principal amount of senior unsecured notes issued in a public offering in 2012 (the “Senior Notes”). Our subsidiaries assist clients in meeting their needs for term life insurance, which our insurance subsidiaries underwrite, and mutual funds, annuities, managed investments and other financial products, which our subsidiaries distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, LLC, a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; PFS Investments Inc., an investment products company and broker-dealer; and Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada and PFSL Investments Canada Ltd. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company, a New York insurance company. In addition, we established Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) as special purpose financial captive insurance companies domiciled in Vermont and wholly owned subsidiaries of Primerica Life.

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

We were in compliance with the covenants of the Senior Notes as of December 31, 2019. No events of default occurred on the Senior Notes during the year ended December 31, 2019.

(D) Revolving Credit Facility

We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available, as is expected to happen in 2022. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2019, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility during the year ended December 31, 2019.

(E) Dividends

For the years ended December 31, 2019, 2018, and 2017, the Company received dividends from our non-life insurance subsidiaries of $105.6 million, $80.1 million, and $96.0 million, respectively. For the years ended December 31, 2019, 2018, and 2017, the Company received dividends from our life insurance subsidiaries of $292.5 million, $222.8 million, and $160.9 million, respectively.

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

Schedule III

Supplementary Insurance Information

PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned and advance premiums	Policy claims and other benefits payable	Separate account liabilities
	(In thousands)
December 31, 2019
Term Life Insurance	$2,239,515	$6,244,193	$14,933	$330,660	$-
Investment and Savings Products	62,196	-	-	-	2,485,683
Corporate and Other Distributed Products	24,039	202,376	537	9,294	62
Total	$2,325,750	$6,446,569	$15,470	$339,954	$2,485,745

December 31, 2018
Term Life Insurance	$2,052,176	$5,963,707	$15,016	$303,866	$-
Investment and Savings Products	56,548	-	-	-	2,195,409
Corporate and Other Distributed Products	25,196	204,450	571	9,996	92
Total	$2,133,920	$6,168,157	$15,587	$313,862	$2,195,501

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
	(In thousands)
Year ended December 31, 2019
Term Life Insurance	$1,166,461	$19,922	$475,330	$248,710	$183,097	$-
Investment and Savings Products	-	-	-	4,549	495,248	-
Corporate and Other Distributed Products	17,676	74,151	18,490	1,293	148,676	741
Total	$1,184,137	$94,073	$493,820	$254,552	$827,021	$741

Year ended December 31, 2018
Term Life Insurance	$1,067,079	$13,747	$441,775	$228,613	$170,908	$-
Investment and Savings Products	-	-	-	9,766	471,398	-
Corporate and Other Distributed Products	18,861	67,683	15,808	1,351	144,140	792
Total	$1,085,940	$81,430	$457,583	$239,730	$786,446	$792

Year ended December 31, 2017
Term Life Insurance	$941,057	$9,931	$398,212	$201,751	$146,604	$-
Investment and Savings Products	-	-	-	6,168	403,743	-
Corporate and Other Distributed Products	20,281	69,086	17,807	1,480	133,817	821
Total	$961,338	$79,017	$416,019	$209,399	$684,164	$821

See the report of independent registered public accounting firm.

Schedule IV

Reinsurance

PRIMERICA, INC.

	Year ended December 31, 2019
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$810,995,295	$702,727,956	$-	$108,267,339	—%

Premiums:
Life insurance	$2,752,774	$1,569,403	$-	$1,183,371	—%
Accident and health insurance	1,092	326	-	766	—%
Total premiums	$2,753,866	$1,569,729	$-	$1,184,137	—%

	Year ended December 31, 2018
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$783,979,673	$682,708,797	$-	$101,270,876	—%

Premiums:
Life insurance	$2,665,947	$1,580,815	$-	$1,085,132	—%
Accident and health insurance	1,157	349	-	808	—%
Total premiums	$2,667,104	$1,581,164	$-	$1,085,940	—%

	Year ended December 31, 2017
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$767,001,938	$668,446,638	$-	$98,555,300	—%

Premiums:
Life insurance	$2,560,885	$1,600,399	$-	$960,486	—%
Accident and health insurance	1,224	372	-	852	—%
Total premiums	$2,562,109	$1,600,771	$-	$961,338	—%

See the report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Alison S. Rand	February 27, 2020
Alison S. Rand
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board	February 27, 2020
D. Richard Williams

/s/ Glenn J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2020
Glenn J. Williams

/s/ Alison S. Rand	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Alison S. Rand

/s/ John A. Addison, Jr.	Director	February 27, 2020
John A. Addison, Jr.

/s/ Joel M. Babbit	Director	February 27, 2020
Joel M. Babbit

/s/ P. George Benson	Director	February 27, 2020
P. George Benson

/s/ C. Saxby Chambliss	Director	February 27, 2020
C. Saxby Chambliss

/s/ Gary L. Crittenden	Director	February 27, 2020
Gary L. Crittenden

/s/ Cynthia N. Day	Director	February 27, 2020
Cynthia N. Day

/s/ Sanjeev Dheer	Director	February 27, 2020
Sanjeev Dheer

/s/ Beatriz R. Perez	Director	February 27, 2020
Beatriz R. Perez

/s/ Barbara A. Yastine	Director	February 27, 2020
Barbara A. Yastine