Form 10-Q
period 2020-03-31
Primerica, Inc.
filed 2020-05-01
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 40,127,473 shares of common stock, $0.01 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2020	December 31, 2019
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,243,288 in 2020 and $2,274,770 in 2019)	$2,242,037	$2,356,996
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,310,909 in 2020 and $1,299,102 in 2019)	1,237,270	1,184,370
Equity securities, at fair value (historical cost: $32,732 in 2020 and $32,671 in 2019)	34,125	40,684
Trading securities, at fair value (cost: $45,279 in 2020 and $43,257 in 2019)	44,997	43,233
Policy loans	31,799	32,927
Total investments	3,590,228	3,658,210
Cash and cash equivalents	273,085	256,876
Accrued investment income	18,582	17,361
Reinsurance recoverables	4,132,897	4,169,823
Deferred policy acquisition costs, net	2,346,656	2,325,750
Agent balances, due premiums and other receivables	226,830	227,100
Intangible assets	45,275	45,275
Income taxes	66,744	70,492
Operating lease right-of-use assets	49,192	47,265
Other assets	392,498	384,634
Separate account assets	2,128,924	2,485,745
Total assets	$13,270,911	$13,688,531

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,472,397	$6,446,569
Unearned and advance premiums	16,905	15,470
Policy claims and other benefits payable	330,489	339,954
Other policyholders’ funds	390,040	388,663
Notes payable	374,131	374,037
Surplus note	1,236,644	1,183,728
Income taxes	208,357	209,221
Operating lease liabilities	55,315	53,487
Other liabilities	498,699	510,443
Payable under securities lending	28,896	28,723
Separate account liabilities	2,128,924	2,485,745
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	11,740,797	12,036,040

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2020 and 2019; issued and outstanding 40,460 shares in 2020 and 41,207 shares in 2019)	405	412
Paid-in capital	-	-
Retained earnings	1,565,803	1,593,281
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(34,776)	(5,765)
Net unrealized investment gains (losses) on available-for-sale securities:	(1,318)	64,563
Total stockholders’ equity	1,530,114	1,652,491
Total liabilities and stockholders’ equity	$13,270,911	$13,688,531

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended March 31,
	2020	2019
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$702,637	$677,286
Ceded premiums	(386,825)	(389,795)
Net premiums	315,812	287,491
Commissions and fees	190,069	167,315
Investment income net of investment expenses	28,892	34,785
Interest expense on surplus note	(13,472)	(10,674)
Net investment income	15,420	24,111
Realized investment gains (losses)	(10,030)	2,847
Other, net	13,665	13,223
Total revenues	524,936	494,987

Benefits and expenses:
Benefits and claims	134,813	122,284
Amortization of deferred policy acquisition costs	70,311	64,628
Sales commissions	96,607	83,799
Insurance expenses	48,709	43,402
Insurance commissions	6,844	5,619
Interest expense	7,192	7,180
Other operating expenses	65,914	65,707
Total benefits and expenses	430,390	392,619
Income before income taxes	94,546	102,368
Income taxes	22,077	23,203
Net income	72,469	79,165

Earnings per share:
Basic earnings per share	$1.75	$1.84
Diluted earnings per share	$1.75	$1.83

Weighted-average shares used in computing earnings per share:
Basic	41,131	42,824
Diluted	41,239	42,942

Supplemental disclosures:
Total impairment losses	$(3,701)	$-
Impairment losses recognized in other comprehensive income before income taxes	-	-
Net impairment losses recognized in earnings	(3,701)	-
Other net realized investment gains (losses)	343	(54)
Net gains (losses) recognized on equity securities	(6,672)	2,901
Net realized investment gains (losses)	$(10,030)	$2,847

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended March 31,
	2020	2019
	(In thousands)
Net income	$72,469	$79,165
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	(86,887)	46,200
Reclassification adjustment for realized investment losses included in net income	3,410	65
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(29,011)	6,167
Total other comprehensive income (loss) before income taxes	(112,488)	52,432
Income tax expense (benefit) related to items of other comprehensive income (loss)	(17,596)	9,979
Other comprehensive income (loss), net of income taxes	(94,892)	42,453
Total comprehensive income (loss)	$(22,423)	$121,618

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended March 31,
	2020	2019
	(In thousands)
Common stock:
Balance, beginning of period	$412	$427
Repurchases of common stock	(9)	(5)
Net issuance of common stock	2	2
Balance, end of period	405	424

Paid-in capital:
Balance, beginning of period	-	-
Share-based compensation	13,492	13,171
Net issuance of common stock	(2)	(2)
Repurchases of common stock	(13,490)	(13,169)
Balance, end of period	-	-

Retained earnings:
Balance, beginning of period	1,593,281	1,489,520
Cumulative effect from the adoption of new accounting standards, net	(1,240)	-
Net income	72,469	79,165
Dividends	(16,530)	(14,628)
Repurchases of common stock	(82,177)	(47,114)
Balance, end of period	1,565,803	1,506,943

Accumulated other comprehensive income (loss):
Balance, beginning of period	58,798	(28,434)
Change in foreign currency translation adjustment, net of income taxes	(29,011)	6,167
Change in net unrealized investment gains (losses) during the period, net of income taxes	(65,881)	36,286
Balance, end of period	(36,094)	14,019
Total stockholders’ equity	$1,530,114	$1,521,386

Dividends declared per share	$0.40	$0.34

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three months ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$72,469	$79,165
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	63,975	65,733
Deferral of policy acquisition costs	(112,160)	(105,080)
Amortization of deferred policy acquisition costs	70,311	64,628
Change in income taxes	15,481	6,180
Realized investment (gains) losses	10,030	(2,847)
Accretion and amortization of investments	489	(120)
Depreciation and amortization	3,940	4,156
Change in reinsurance recoverables	8,306	(54,860)
Change in agent balances, due premiums and other receivables	274	(7,910)
Trading securities sold, matured, or called (acquired), net	(2,024)	(12,918)
Share-based compensation	11,161	10,896
Change in other operating assets and liabilities, net	(10,730)	19,398
Net cash provided by (used in) operating activities	131,522	66,421

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	25,392	6,467
Fixed-maturity securities — matured or called	116,525	108,972
Equity securities — sold	-	3,109
Available-for-sale investments acquired:
Fixed-maturity securities	(132,681)	(86,301)
Equity securities — acquired	(59)	(375)
Purchases of property and equipment and other investing activities, net	(9,921)	(6,594)
Cash collateral received (returned) on loaned securities, net	173	12,352
Sales (purchases) of short-term investments using securities lending collateral, net	(173)	(12,352)
Net cash provided by (used in) investing activities	(744)	25,278

Cash flows from financing activities:
Dividends paid	(16,530)	(14,628)
Common stock repurchased	(90,063)	(53,625)
Tax withholdings on share-based compensation	(5,614)	(6,664)
Finance leases	(67)	(70)
Net cash provided by (used in) financing activities	(112,274)	(74,987)
Effect of foreign exchange rate changes on cash	(2,295)	776
Change in cash and cash equivalents	16,209	17,488
Cash and cash equivalents, beginning of period	256,876	262,138
Cash and cash equivalents, end of period	273,085	279,626

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2020 and December 31, 2019, the statements of income, comprehensive income, stockholders’ equity, and cash flows for the three months ended March 31, 2020 and 2019.  Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”).

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

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2019 Annual Report unless otherwise described.

New Accounting Principles. In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 introduces new guidance for accounting for credit losses on financial instruments within its scope, including reinsurance recoverables, by replacing the current approach that delays recognition until it is probable a loss has been incurred with a new approach that estimates an allowance for anticipated credit losses on the basis of an entity’s own expectations. The objective of the new approach for estimating credit losses is to require consideration of a broader range of forward-looking information, which is expected to result in earlier recognition of credit losses on financial instruments. Available-for-sale (“AFS”) securities are excluded from the scope of financial instruments that require measurement of credit losses on the basis of a forward-looking expected loss estimate under ASC 326. The incurred probable loss approach for measuring losses on AFS securities in the condensed consolidated statement of income will remain under ASC 326, however, an entity will be allowed to reverse credit losses previously recognized in an allowance for AFS securities in situations where the estimate of credit losses on those securities has declined.  The amendments in ASC 326 also preclude an entity from considering the length of time an AFS security has been in an unrealized loss position to avoid recording a credit loss and remove the requirement to consider recoveries or declines in fair value after the balance sheet date. We adopted the amendments in ASC 326 as of the January 1, 2020 application date through a cumulative-effect adjustment to beginning retained earnings of $1.2 million, net of taxes.  Furthermore, the adoption of ASC 326 did not result in any material changes to impairment losses recognized in our condensed consolidated statement of income for AFS securities. Refer to Note 3 (Investments) and Note 5 (Reinsurance) for more information on credit losses.

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality, disability, and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The guidance in ASU 2018-12 will be applied to the earliest period presented in the condensed consolidated financial statements beginning on the effective date.  In November 2019, the FASB issued Accounting Standards Update No. 2019-09, Financial Services-Insurance (Topic 944) – Effective Date, which defers the effective date of ASU 2018-12 for the Company by one year, from January 1, 2021 to January 1, 2022.  The adoption of ASU 2018-12 will have an impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls.  We are currently working on processes that will allow us to obtain the requisite data, modify our valuation system, and develop key assumptions that will be necessary to evaluate and implement this standard. As such, we are unable to determine the magnitude of the impact ASU 2018-12 will have on our condensed consolidated financial statements at this time.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  The guidance in ASU 2019-12 is effective for the Company beginning January 1, 2021.  We do not expect the implementation of ASU 2019-12 to have a material effect on our condensed consolidated financial statements.

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

Notable information included in profit or loss by segment was as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Revenues:
Term life insurance segment	$327,746	$296,843
Investment and savings products segment	185,032	162,672
Corporate and other distributed products segment	12,158	35,472
Total revenues	$524,936	$494,987

Net investment income:
Term life insurance segment	$6,246	$4,444
Investment and savings products segment	-	-
Corporate and other distributed products segment	9,174	19,667
Total net investment income	$15,420	$24,111

Amortization of DAC:
Term life insurance segment	$65,840	$64,066
Investment and savings products segment	4,305	477
Corporate and other distributed products segment	166	85
Total amortization of DAC	$70,311	$64,628

Non-cash share-based compensation expense:
Term life insurance segment	$1,786	$1,872
Investment and savings products segment	1,105	1,454
Corporate and other distributed products segment	8,270	7,557
Total non-cash share-based compensation expense	$11,161	$10,883

Income (loss) before income taxes:
Term life insurance segment	$82,892	$70,339
Investment and savings products segment	47,700	42,684
Corporate and other distributed products segment	(36,046)	(10,655)
Total income before income taxes	$94,546	$102,368

Total assets by segment were as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Assets:
Term life insurance segment	$6,535,597	$6,546,129
Investment and savings products segment (1)	2,233,435	2,598,493
Corporate and other distributed products segment	4,501,879	4,543,909
Total assets	$13,270,911	$13,688,531

_______________

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $104.6 million and $112.8 million as of March 31, 2020 and December 31, 2019, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets and condensed consolidated statements of income, were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Revenues by country:
United States	$443,135	$419,992
Canada	81,801	74,995
Total revenues	$524,936	$494,987
Income before income taxes by country:
United States	$72,947	$80,735
Canada	21,599	21,633
Total income before income taxes	$94,546	$102,368

	March 31, 2020	December 31, 2019
	(In thousands)
Long-lived assets by country:
United States	$42,829	$41,200
Canada	4,611	4,916
Total long-lived assets	$47,440	$46,116

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,040	$548	$-	$10,588
Foreign government	145,858	7,225	(297)	152,786
States and political subdivisions	122,242	3,779	(702)	125,319
Corporates	1,416,090	32,614	(45,737)	1,402,967
Residential mortgage-backed securities	314,157	12,058	(5,531)	320,684
Commercial mortgage-backed securities	121,365	2,599	(3,017)	120,947
Other asset-backed securities	113,536	440	(5,230)	108,746
Total fixed-maturity securities	2,243,288	59,263	(60,514)	2,242,037

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,197	$287	$-	$10,484
Foreign government	154,945	6,362	(235)	161,072
States and political subdivisions	120,000	3,288	(695)	122,593
Corporates	1,436,877	63,892	(1,118)	1,499,651
Residential mortgage-backed securities	305,897	6,848	(222)	312,523
Commercial mortgage-backed securities	128,913	3,191	(99)	132,005
Other asset-backed securities	117,941	970	(243)	118,668
Total fixed-maturity securities	2,274,770	84,838	(2,612)	2,356,996

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of March 31, 2020 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$186,625	$185,059
Due after one year through five years	875,325	874,333
Due after five years through 10 years	489,101	485,780
Due after 10 years	143,179	146,488
	1,694,230	1,691,660
Mortgage- and asset-backed securities	549,058	550,377
Total AFS fixed-maturity securities	$2,243,288	$2,242,037

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	March 31, 2020		December 31, 2019
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$45,279	$44,997	$43,257	$43,233

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

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of March 31, 2020, the LLC Note, which was rated A+ by Fitch Ratings, had an estimated unrealized holding gain of $73.6 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 4 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 12 (Debt) for more information on the Surplus Note.

As of March 31, 2020, no credit losses have been recognized on the LLC Note held-to-maturity security.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.7 million and $7.5 million as of March 31, 2020 and December 31, 2019, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $28.9 million and $28.7 million as of March 31, 2020 and December 31, 2019, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Fixed-maturity securities (available-for-sale)	$20,784	$20,333
Fixed-maturity security (held-to-maturity)	13,472	10,674
Equity securities	451	487
Policy loans and other invested assets	189	320
Cash and cash equivalents	843	1,203
Total return on deposit asset underlying 10% coinsurance agreement(1)	(4,549)	3,902
Gross investment income	31,190	36,919
Investment expenses	(2,298)	(2,134)
Investment income net of investment expenses	28,892	34,785
Interest expense on surplus note	(13,472)	(10,674)
Net investment income	$15,420	$24,111

(1)

Included $(6.4) million and $2.1 million, of net (losses) gains recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three months ended March 31, 2020 and 2019, respectively.

The components of net realized investment gains (losses) recognized in net income as well as details on gross realized investment gains and losses were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$357	$178
Gross losses from sales of available-for-sale securities	(66)	(243)
Credit losses on available-for-sale securities	(3,701)	-
Net gains (losses) recognized in net income during the period on equity securities	(6,672)	2,901
Gains (losses) from bifurcated options	52	-
Gains (losses) on trading securities	-	11
Net realized investment gains (losses)	$(10,030)	$2,847

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Proceeds from sales or other redemptions	$141,917	$115,439

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Net gains (losses) recognized in net income during the period on equity securities	$(6,672)	$2,901
Less: Net gains (losses) recognized on equity securities sold	-	(254)
Net gains (losses) recognized in net income on equity securities still held as of period-end	$(6,672)	$3,155

Accrued Interest.  Accrued interest is recorded in accordance with the original interest schedule of the underlying security.  In the event of default, the Company’s policy is to no longer accrue interest on these securities and any remaining accrued interest will be written off. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for Available-for-sale Fixed-maturity Securities. The Company adopted ASC 326 as of January 1, 2020, which maintains the fundamental incurred probable loss approach for measuring losses in the condensed consolidated statement of income. For an available-for-sale security with an amortized cost that exceeds its fair value, we first determine if we intend to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If we intend to sell or will more-likely-than-not be required to sell the security, then we recognize the impairment as a credit loss in our condensed consolidated statements of income by writing down the security’s amortized cost to its fair value. If we do not intend to sell or it is not more-likely-than-not that we will be required to sell the security before the expected recovery of its amortized cost, we recognize the portion of the impairment that is due to a credit loss, if any, in our condensed consolidated statement of income through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in other comprehensive income (loss) in the condensed consolidated statement of comprehensive income (loss) as an unrealized loss. Credit losses recognized in the allowance for credit losses are reversed in situations where the estimate of credit losses on those securities has declined.  When determining whether an impairment is due to a credit loss or other factors, we determine the extent to which we do not expect to recover the security’s amortized cost and record such amount, if any, as a credit loss. Factors we consider in determining whether the security’s decline in fair value is below amortized cost due to a credit loss include the magnitude of the security’s decline in fair value below its amortized cost, the financial condition, long and near-term prospects for the issuer, industry conditions and trends, rating agency actions, the payment structure of the security, likelihood of the recoverability of principal and interest, and our ability and intent to hold the security for a period of time sufficient to allow for the anticipated recovery of its amortized cost. In assessing our ability and intent to hold the security for a period of time to allow for the anticipated recovery of its amortized cost, we also consider our anticipated sources of cash to fund operating activities and share repurchases. If we do not anticipate recovering a security’s amortized cost basis, we estimate the present value of the security’s expected cash flows and recognize the difference from amortized cost (using fair value as a floor) as a credit loss.

The following table summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2020, aggregated by major security type and length of time such securities have continuously been in an unrealized loss position:

	March 31, 2020
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$-	$-
Foreign government	6,021	(297)	-	-
States and political subdivisions	28,549	(702)	-	-
Corporates	570,920	(42,960)	9,736	(2,777)
Residential mortgage-backed securities	77,740	(5,508)	857	(23)
Commercial mortgage-backed securities	43,906	(2,906)	2,557	(111)
Other asset-backed securities	76,812	(4,807)	3,183	(423)
Total fixed-maturity securities	$803,948	$(57,180)	$16,333	$(3,334)

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $880.8 million as of March 31, 2020.

As of March 31, 2020, we did not recognize credit losses in the condensed consolidated statement of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments.  In addition, we believe that unrealized losses as of March 31, 2020 were largely driven by volatility and illiquidity experienced in bond markets as a result of the COVID-19 pandemic during the three months ended March 31, 2020 and were not due to significant deteriorations in the underlying credit fundamentals of the issuers.  We also have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them.

For the three months ended March 31, 2020, we recorded a total of $3.7 million for credit losses in the condensed consolidated statement of income on available-for-sale securities. Approximately $3.7 million of credit losses were recorded as an adjustment to amortized cost due to our intent to sell securities of specific issuers that operate in distressed industry sectors that were particularly affected by deteriorating credit conditions in the oil markets and as a result of the COVID-19 pandemic. We recognize credit losses on securities due to: our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; and analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default.  The remaining portion of credit losses was recognized in the allowance for credit losses.

The rollforward of the allowance for credit losses on available-for-sale securities for the three months ended March 31, 2020 was as follows:

Three months ended March 31, 2020
(In thousands)
Allowance for credit losses, beginning of period	$-
Additions to the allowance for credit losses on securities	37
Allowance for credit losses, end of period	$37

Other-than-temporary Impairments (“OTTI”).  For the three months ended March 31, 2019, which preceded the adoption of ASC 326, we reviewed available-for-sale securities in an unrealized loss position for OTTI. Credit risk, interest rate risk, the amount of time the security has been in an unrealized loss position, actions taken by ratings agencies, and other factors were considered in determining whether an unrealized loss is other-than-temporary. We recognized OTTI in the condensed consolidated statement of income for the impairment on available-for-sale securities that we intended to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale securities that we had no intent to sell and believed that it was not more-likely-than-not we would be required to sell prior to recovery, only the credit loss component of OTTI was recognized in our condensed consolidated statement of income, while the remainder was recognized in other comprehensive income (loss) in the condensed consolidated statement of comprehensive income (loss) as an unrealized loss. The credit loss component of OTTI recognized in net income was identified as the amount of principal cash flows not expected to be received over the remaining term of the security. Any subsequent changes (if not an other-than-temporary impairment) in the fair value of available-for-sale securities were recognized in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income. Factors considered in determining whether an impairment was temporary include: the length of time and extent to which fair value had been below cost; the financial condition and near-term prospects for the issuer; the payment structure of the security, and our ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery of its amortized cost.  We also considered our anticipated sources of cash to fund operating activities and share repurchases when assessing our ability and intent to hold a security assets to allow for the recovery of amortized cost basis in determining whether to recognize OTTI.

The following table summarizes all available-for-sale securities as of December 31, 2019 (prior to adoption of ASC 326), in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

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

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values was $234.8 million as of December 31, 2019.

As of December 31, 2019, the unrealized losses on our available-for-sale security portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments. We do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

OTTI recognized in earnings for available-for-sale securities for the three months ended March 31, 2019 were as follows:

Three months ended March 31, 2019
(In thousands)
OTTI on fixed-maturity securities not in default	$-
OTTI on fixed-maturity securities in default	-
Total OTTI recognized in earnings	$-

OTTI recognized in earnings for available-for-sale securities for the three months ended March 31, 2019 were as follows:

Three months ended March 31, 2019
(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$-
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	-
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell before recovery	-
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	-
OTTI recognized in earnings	$-

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held for the three months ended March 31, 2019 was as follows:

Three months ended March 31, 2019
(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$2,511
Additions for securities where no OTTI were recognized prior to the beginning of the period	-
Additions for securities where OTTI have been recognized prior to the beginning of the period	-
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit-impaired securities	(44)
Reductions for exchanges of securities previously impaired	-
Cumulative OTTI recognized in net income for securities still held, end of period	$2,467

As of December 31, 2019, no cumulative impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of March 31, 2020 and December 31, 2019. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,588	$-	$10,588
Foreign government	-	152,786	-	152,786
States and political subdivisions	-	125,319	-	125,319
Corporates	4,877	1,398,090	-	1,402,967
Residential mortgage-backed securities	-	320,658	26	320,684
Commercial mortgage-backed securities	-	120,947	-	120,947
Other asset-backed securities	-	108,496	250	108,746
Total available-for-sale securities	4,877	2,236,884	276	2,242,037
Equity securities	33,015	1,000	110	34,125
Trading securities	-	44,997	-	44,997
Separate accounts	-	2,128,924	-	2,128,924
Total fair value assets	$37,892	$4,411,805	$386	$4,450,083
Fair value liabilities:
Separate accounts	$-	$2,128,924	$-	$2,128,924
Total fair value liabilities	$-	$2,128,924	$-	$2,128,924

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,484	$-	$10,484
Foreign government	-	161,072	-	161,072
States and political subdivisions	-	122,593	-	122,593
Corporates	5,865	1,493,786	-	1,499,651
Residential mortgage-backed securities	-	312,497	26	312,523
Commercial mortgage-backed securities	-	132,005	-	132,005
Other asset-backed securities	-	118,244	424	118,668
Total available-for-sale securities	5,865	2,350,681	450	2,356,996
Equity securities	39,499	1,050	135	40,684
Trading securities	-	43,233	-	43,233
Separate accounts	-	2,485,745	-	2,485,745
Total fair value assets	$45,364	$4,880,709	$585	$4,926,658
Fair value liabilities:
Separate accounts	$-	$2,485,745	$-	$2,485,745
Total fair value liabilities	$-	$2,485,745	$-	$2,485,745

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

Because many fixed-maturity securities do not trade on a daily basis, third-party pricing services generally determine fair value using industry-standard methodologies, which vary by asset class. For corporates, governments, and agency securities, these methodologies include developing prices by incorporating available market information such as U.S. Treasury curves, benchmarking of similar securities including new issues, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities (such as mortgage- and asset-backed securities) with limited trading activity, third-party pricing services generally use industry-standard pricing methodologies that incorporate market information, such as index prices or discounting expected future cash flows based on underlying collateral, and quotes from market participants, to estimate fair value. If one or more of these input measures are not deemed observable for a particular security, the security will be classified as Level 3 in the fair value hierarchy.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31, (1)
	2020	2019
	(In thousands)
Level 3 assets, beginning of period	$585	$921
Net unrealized gains (losses) included in other comprehensive income	1	(6)
Realized gains (losses) and accretion (amortization) recognized in earnings	(25)	8
Settlements	(175)	(44)
Transfers into Level 3	-	-
Transfers out of Level 3 (2)	-	(498)
Level 3 assets, end of period	$386	$381

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

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three months ended March 31, 2020 and March 31, 2019.

The carrying values and estimated fair values of our financial instruments were as follows:

	March 31, 2020		December 31, 2019
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,242,037	$2,242,037	$2,356,996	$2,356,996
Fixed-maturity security (held-to-maturity) (3)	1,237,270	1,310,909	1,184,370	1,299,102
Equity securities	34,125	34,125	40,684	40,684
Trading securities	44,997	44,997	43,233	43,233
Policy loans (3)	31,799	31,799	32,927	32,927
Deposit asset underlying 10% coinsurance agreement (3)	234,833	234,833	233,499	233,499
Separate accounts	2,128,924	2,128,924	2,485,745	2,485,745
Liabilities:
Notes payable (1) (2)	$374,131	$386,156	$374,037	$395,522
Surplus note (1) (3)	1,236,644	1,310,909	1,183,728	1,296,972
Separate accounts	2,128,924	2,128,924	2,485,745	2,485,745

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a Level 2 fair value measurement.
(3)	Classified as a Level 3 fair value measurement.

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

The carrying amounts for cash and cash equivalents, trade receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximate their fair values due to the short-term nature of these instruments. Consequently, such financial instruments are not included in the above table.

(5) Reinsurance

We use reinsurance extensively, which has a significant effect on our results of operations. Reinsurance arrangements do not relieve us of our primary obligation to the policyholder.

Details on in force life insurance were as follows:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Direct life insurance in force	$807,245,574	$810,995,295
Amounts ceded to other companies	(700,084,862)	(702,727,956)
Net life insurance in force	$107,160,712	$108,267,339
Percentage of reinsured life insurance in force	87%	87%

Benefits and claims ceded to reinsurers during the three months ended March 31, 2020 and March 31, 2019 were $349.1 million and $332.6  million, respectively.

Reinsurance recoverables includes ceded reserve balances, ceded claim liabilities, and ceded claims paid. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	March 31, 2020		December 31, 2019
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,699,114	N/R	$2,696,924	NR
SCOR Global Life Reinsurance Companies (3)	345,784	A+	352,049	A+
Munich Re of Malta (2) (5)	257,535	N/R	286,433	NR
Swiss Re Life & Health America Inc. (4)	222,245	A+	233,572	A+
American Health and Life Insurance Company (2)	165,953	B++	167,471	B++
Munich American Reassurance Company	118,135	A+	118,372	A+
Korean Reinsurance Company	107,874	A	108,410	A
RGA Reinsurance Company	103,502	A+	100,328	A+
Hannover Life Reassurance Company	32,992	A+	33,772	A+
TOA Reinsurance Company	29,355	A	26,160	A
All other reinsurers	55,950	-	48,679	-
Allowance for credit losses	(5,542)		(2,347)
Reinsurance recoverables	$4,132,897		$4,169,823

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

Upon the adoption of ASC 326, we estimate and recognize lifetime expected credit losses for reinsurance recoverables. In estimating the allowance for expected credit losses for reinsurance recoverables, we factor in the underlying collateral for reinsurance agreements where available. Specifically, for reinsurers with underlying trust assets, we compare the reinsurance recoverables balance to the underlying trust assets that mitigate the potential exposure to credit losses. We also analyze the financial condition of the reinsurers, as determined by third-party rating agencies, to determine the probability of default for the reinsurers. We then utilize a third-party credit default study to calculate an expected credit loss given default rate or recovery rate. The probability of default and loss given default rates are then applied to the reinsurers’ recoverable balance, while also factoring in any third-party letters of credit that support the reinsurance agreement, in order to calculate our current expected credit loss allowance.

The rollforward of the allowance for credit losses on reinsurance recoverables for the three months ended March 31, 2020 was as follows:
March 31, 2020
(In thousands)
Balance, beginning of period (1)	$3,917
Current period provision for expected credit losses	1,625
Balance, at the end of period	$5,542

(1)      The beginning balance reflects the adjustment made to the allowance for credit losses balance for the adoption of ASC 326 on January 1, 2020.

We recorded a current period provision for expected credit losses of approximately $1.6 million during the three months ended March 31, 2020 related to ceded claims on a closed block of business that may not be collected from a reinsurer that was ordered into receivership.

Prior to the adoption of ASC 326, credit losses on reinsurance recoverables were recognized based on an incurred loss model that recognized credit losses if probable and reasonably estimable.  No credit losses were recognized under the incurred loss model during the three months ended March 31, 2019.

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Policy claims and other benefits payable, beginning of period	$339,954	$313,862
Less reinsured policy claims and other benefits payable	388,797	318,653
Net balance, beginning of period	(48,843)	(4,791)
Incurred related to current year	53,828	47,973
Incurred related to prior years (1)	(5,045)	(2,095)
Total incurred	48,783	45,878
Claims paid related to current year, net of reinsured policy claims received	(123,305)	(135,225)
Reinsured policy claims received related to prior years, net of claims paid	59,269	13,795
Total paid	(64,036)	(121,430)
Foreign currency translation	(518)	160
Net balance, end of period	(64,614)	(80,183)
Add reinsured policy claims and other benefits payable	395,103	388,605
Balance, end of period	$330,489	$308,422

(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period-end and the actual incurred claims reported after period-end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Common stock, beginning of period	$41,207	$42,694
Shares issued for stock options exercised	-	-
Shares of common stock issued upon lapse of restricted stock units (“RSUs”)	183	231
Common stock retired	(930)	(526)
Common stock, end of period	$40,460	$42,399

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of March 31, 2020, we had a total of 340,527 RSUs and 81,796 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares issued could be higher or lower based on actual versus targeted performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

On February 7, 2019, our Board of Directors authorized a share repurchase program for up to $275 million of our outstanding common stock through June 30, 2020.  On February 10, 2020, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our outstanding common stock (including $50.0 million that remained from the prior repurchase program) for purchases through June 30, 2021. Under these share repurchase programs, we repurchased 880,222 shares of our common stock in the open market for an aggregate purchase price of $90.1 million through March 31, 2020. Approximately $209.9 million remains available for repurchases of our outstanding common stock under the share repurchase program as of March 31, 2020.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended March 31,
	2020	2019
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$72,469	$79,165
Income attributable to unvested participating securities	(310)	(401)
Net income used in calculating basic EPS	$72,159	$78,764
Denominator:
Weighted-average vested shares	41,131	42,824
Basic EPS	$1.75	$1.84

Diluted EPS:
Numerator:
Net income	$72,469	$79,165
Income attributable to unvested participating securities	(310)	(400)
Net income used in calculating diluted EPS	$72,159	$78,765
Denominator:
Weighted-average vested shares	41,131	42,824
Dilutive effect of incremental shares to be issued for contingently-issuable shares	108	118
Weighted-average shares used in calculating diluted EPS	41,239	42,942
Diluted EPS	$1.75	$1.83

(9) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“OIP”). The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Since 2010, the Company has issued equity awards under the OIP to our management (officers and other key employees), non-employees who serve on our Board of Directors, and sales force leaders. For more information on equity awards granted under the OIP, see Note 14 (Share-Based Transactions) to our consolidated financial statements within our 2019 Annual Report.

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

The impacts of equity awards granted are as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Equity awards expense recognized	$11,161	$10,883
Equity awards expense deferred	2,359	2,279

On February 26, 2020, the Compensation Committee of our Board of Directors granted the following equity awards to employees as part of the annual approval of management incentive compensation:

•

81,848 RSUs awarded to management with a measurement-date fair value of $121.42 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

25,734 PSUs awarded under the OIP to our four top executives with a measurement-date fair value of $121.42 per unit. The PSUs will be earned on March 1, 2023 contingent upon the Company achieving a targeted annual average three-year return on adjusted equity (“ROAE”) and average EPS growth for the period from January 1, 2020 through December 31, 2022. The actual number of common shares that will be issued will vary based on the actual ROAE and average EPS growth relative to the targeted ROAE and average EPS growth and can range from zero to 38,601 shares.

All awards granted to employees on February 26, 2020 vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately be issued for a retirement eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE and average EPS growth, if applicable, for the relevant performance period ending on December 31, 2022, even if that employee retires prior to the completion of the three-year performance period.

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of March 31, 2020, the amount of the LOC outstanding was $241.3 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of March 31, 2020, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

Further discussion on the Company’s letter of credit is included in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2019 Annual Report.

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

(11) Other Comprehensive Income

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(29,011)	$6,167
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(29,011)	$6,167
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(86,887)	$46,200
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(18,312)	9,965
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(68,575)	36,235

Reclassification from accumulated OCI to net income for (gains)losses realized on available-for-sale securities	3,410	65
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	716	14
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	2,694	51
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(65,881)	$36,286

(12) Debt

Notes Payable. As of March 31, 2020, the Company had $375.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022. As of March 31, 2020, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended March 31, 2020.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2019 Annual Report.

Surplus Note. As of March 31, 2020, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.2 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2019 Annual Report.

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available, as is expected to happen in 2022. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of March 31, 2020, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default occurred under the Revolving Credit Facility during the three months ended March 31, 2020.

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

Further discussion on the Company’s revenues from contracts with customers and revenue recognition policies are included in Note 18 (Revenue from Contracts with Customers) to our consolidated financial statements within our 2019 Annual Report.

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$10,168	$9,744
Total segment revenues from contracts with customers	10,168	9,744
Revenues from sources other than contracts with customers	317,578	287,099
Total Term Life Insurance segment revenues	$327,746	$296,843

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$80,891	$66,997
Asset-based revenues	66,994	59,754
Account-based revenues	20,204	19,613
Other, net	2,542	2,423
Total segment revenues from contracts with customers	170,631	148,787
Revenues from sources other than contracts with customers (segregated funds)	14,401	13,885
Total Investment and Savings Products segment revenues	$185,032	$162,672

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$7,579	$7,066
Other, net	955	1,056
Total segment revenues from contracts with customers	8,534	8,122
Revenues from sources other than contracts with customers	3,624	27,350
Total Corporate and Other Distributed Products segment revenues	$12,158	$35,472

(1)

Commissions and fees include $1.1 million for the three months ended March 31, 2020 and March 31, 2019, attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

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

Activity in the contract asset account was as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Balance, beginning of period	$51,701	$50,119
Current period sales, net of collection of renewal commissions	(202)	(28)
Balance, at the end of period	$51,499	$50,091

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the three months ended March 31, 2020 and March 31, 2019.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2019 to March 31, 2020. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2019 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

During the first quarter of 2020, market conditions have changed rapidly due to the impact of the novel Coronavirus (“COVID-19”) pandemic. Measures taken to combat the spread of COVID-19 have led to an economic downturn in the United States and Canada that is likely to continue for the foreseeable future and will have repercussions on our business. To date this economic downturn has resulted in extraordinary unemployment rates, lower household income, and lower consumer spending.  The resulting significant decline in North American equity markets during the first quarter has decreased the value of clients’ investment accounts and will likely cause asset-based revenues in our investment and savings products to decrease. In addition, major declines in bond prices have adversely affected the fair value of our invested asset portfolio and resulted in an increase in unrealized losses as of March 31, 2020.  Such unrealized losses could lead to further recognition of credit losses in subsequent periods if credit conditions of the underlying security issuers worsen.  The impact of economic conditions caused by the spread of COVID-19 on our operating results in the first quarter of 2020 is discussed in more detail later in this section, the Results of Operations section, and the Financial Condition section.

Due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate the impact the COVID-19 pandemic will have on our business in future periods. However, we believe the effect of COVID-19 could create uncertainty in the following business trends and conditions:

•

Social distancing measures could challenge the effectiveness of our ability to attract new recruits and retain and motivate sales representatives as remote communication tools may not effectively replace face-to-face interactions.

•

The ability for new recruits to obtain the requisite licenses to sell our products will likely be limited by the availability of licensing jurisdictions to administer exams and maintain licensing operations.

•

Our medical underwriting vendors have limited capacity in this environment to handle the paramedic testing requirements needed to issue certain types of term life insurance policies, thereby possibly limiting new policy sales.

•

We may experience an increase in mortality expense due to premature deaths of our insureds caused by the COVID-19 disease. Any increase in mortality expense would be mitigated by reinsurance as we have ceded a significant majority of our mortality risk to reinsurers we believe to be creditworthy.

•

The prolonged impact of high unemployment and lower household income may adversely impact the persistency of existing term life insurance policies.  Refer to the Factors Affecting Our Results section for more information about how lower persistency impacts our financial results.

•

Instability of equity markets hampers demand for the investments and savings products we distribute. This dynamic leads to decreased cash flows earned in the form of upfront sales-based revenue and lower earnings of asset-based trail commissions earned from client assets under management.

The effects of business trends and conditions on our quarterly results are discussed below, in the Results of Operations section, and in the Financial Condition section.

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

The size of the life-licensed independent sales force was as follows:

	March 31, 2020	December 31, 2019
Life-licensed sales representatives	130,095	130,522

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended March 31,
	2020	2019
New recruits	84,762	63,223
New life-licensed sales representatives	10,599	10,065

New recruits increased during the three months ended March 31, 2020 compared to the same period in 2019 due to positive recruiting momentum generated in recent periods combined with the effect of offering discounted business application fees in early January and again at the end of March to sustain our recruiting momentum as COVID-19 concerns began to emerge.  New life-licensed representatives increased during the three months ended March 31, 2020 compared to the same period in 2019 due to strength in recruiting despite licensing headwinds related to the COVID-19 pandemic that included the suspension of live licensing preparation classes and the closing of licensing exam centers. In order to address challenges in life licensing presented by the COVID-19 pandemic, we have enhanced current incentive programs that encourage recruits to get through the licensing process, expanded the reach of online offerings for licensing exam preparation, and worked with states to offer alternatives to the traditional licensing process including remote testing and the issuance of temporary licenses until the full licensing process can be completed.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended March 31,
	2020	2019
Average number of life-licensed sales representatives	130,106	130,117
Number of new policies issued	71,318	64,242
Average monthly rate of new policies issued per life-licensed sales representative	0.18	0.16

New policies issued during the three months ended March 31, 2020 increased compared to the same period in 2019 as a result of a stronger productivity, which is measured by the average monthly rate of new policies issued per life-licensed sales representative. Productivity increased in the current period as a result of positive distribution momentum.  We utilized existing tools to minimize the adverse impact that COVID-19-related conditions could have on new policy sales such as mobile and web-based applications that allow life-licensed sales representatives to communicate with clients remotely and submit applications electronically.  Furthermore, we have leveraged the use of TermNow, our rapidly underwritten term life product that uses database underwriting instead of traditional medical exam information for policies with face amounts of $300,000 or less. For new policies sales exceeding these limits, we have identified alternative solutions to traditional methods of collecting medical exam information such as the use of available clinical testing instead of in-home testing. Given the time it takes to issue a policy underwritten with medical exam information, policies issued in the first quarter of 2020 generally are attributable to applications submitted prior to the onset of COVID-19 stay-at-home orders.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2020	% of beginning balance	2019	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$808,262		$781,041
Net change in face amount:
Issued face amount	23,221	3%	20,925	3%
Terminations	(18,294)	(2)%	(18,383)	(2)%
Foreign currency	(8,676)	(1)%	1,969	*
Net change in face amount	(3,749)	*	4,511	1%
Face amount in force, end of period	$804,513		$785,552
*	Less than 1%.

The face amount of term life policies in force increased 3% as of March 31, 2020 compared to March 31, 2019 as the level of face amount issued continued to exceed the face amount terminated.  As a percentage of the beginning face amount in force, issued face amount as well as terminated face amount during the three months ended March 31, 2020 remained consistent with the comparable 2019 period. During the three months ended March 31, 2020, the effect of a stronger U.S. dollar in relation to the Canadian dollar reduced the translated face amount of existing policies in force and reduced the overall issued face amount. Conversely, during the three months ended March 31, 2019, the strengthening of the Canadian dollar in relation to the U.S. dollar added to the increase in face amount.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended March 31,		Change
	2020	2019	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$1,202	$954	$248	26%
Annuities and other	673	547	126	23%
Total sales-based revenue generating product sales	1,875	1,501	374	25%
Managed investments	246	162	85	52%
Segregated funds and other	125	94	30	32%
Total product sales	$2,246	$1,757	$490	28%
Average client asset values:
Retail mutual funds	$40,643	$37,657	$2,986	8%
Annuities and other	19,681	18,240	1,442	8%
Managed investments	3,905	3,241	664	20%
Segregated funds	2,366	2,314	52	2%
Total average client asset values	$66,595	$61,452	$5,143	8%
*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Three months ended March 31,
	2020	% of beginning balance	2019	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$70,537		$57,704
Net change in asset values:
Inflows	2,246	3%	1,757	3%
Redemptions	(1,704)	(2)%	(1,530)	(3)%
Net flows	542	*	227	*
Change in fair value, net	(11,065)	(19)%	5,470	9%
Foreign currency, net	(978)	*	201	*
Net change in asset values	(11,501)	(20)%	5,898	10%
Asset values, end of period	$59,036		$63,602
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended March 31,		Change
	2020	2019	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,031	1,998	33	2%
Recordkeeping only	658	641	18	3%
Total average number of fee- generating positions	2,689	2,639	50	2%
(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions during the Three Months Ended March 31, 2020

Product sales. Investment and savings products sales increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to a combination of strong demand for variable annuity products and mutual funds and, to a lesser degree, higher sales of managed accounts, that followed a prolonged period of strong equity market performance leading into early 2020.  In contrast, the period ended March 31, 2019 was preceded by a market correction in December 2018 that weakened demand for investment and saving products. We did not experience an adverse impact to demand for the investments and savings products we distribute as a result of the economic downturn associated with the COVID-19 pandemic as these events occurred late in the quarter.

Average client asset values. Average client asset values increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to market appreciation between the periods and continued positive net flows, partially offset by poor market performance at the end of the quarter as a result of the market reaction and economic uncertainty associated with the COVID-19 pandemic.

Rollforward of client asset values. The decrease in client asset values for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the significant decline in the value of client assets stemming from market reaction and economic uncertainty associated with the COVID-19 pandemic. Partially offsetting the decline in client asset values was positive net flows driven by strong product sales during the quarter. Redemptions for the quarter grew in-line with client asset values.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent record keeping platform.

Other business trends and conditions.

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

Restriction on compensation models in Canada.  The organization of provincial and territorial securities regulators (collectively referred to as the “Canadian Securities Administrators” or “CSA”) published final rule amendments, applicable in all provinces except Ontario, to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada effective June 1, 2022 (“DSC Ban”). The CSA indicated that the participating provinces’ prohibition of upfront sales commissions by fund companies will require firms to discontinue the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada.  These rules will result in changes in compensation arrangements with both the fund companies that offer the mutual fund products we distribute and sales representatives in the participating provinces.  The deferred sales charge compensation model is permitted to be used until the effective date.  While Ontario has disagreed with the prohibition of upfront sales commissions by fund companies and is not at this time participating in adoption of the DSC Ban, the Ontario Securities Commission has proposed several restrictions effective June 1, 2022 on the use of the deferred compensation model, including a $50,000 maximum account size and a limitation on the maximum term of the deferred sales charge schedule to three years compared to current industry practice where the maximum term can be up to seven years.  We have not finished the process of determining the types of changes we will make in response to the DSC Ban and the restrictions in Ontario, therefore, we are unable to quantify the potential impact on our financial condition or results of operations.

Factors Affecting Our Results

Refer to the Business Trends and Conditions section for discussion of the potential impact on our business from the COVID-19 pandemic.

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

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of sales representatives generally remains within a range (i.e., an average monthly rate of new policies issued per life-licensed sales representative between 0.18 and 0.22). The volume of our term life insurance products sales will fluctuate in the short-term, but over the longer term, our sales volume generally correlates to the size of the independent sales force.

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

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”), redundant reserve financing transactions, our revolving credit facility, and our common stock. See Note 7 (Stockholders’ Equity), Note 10 (Commitments and Contingent Liabilities), and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our consolidated financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk included in our 2019 Annual Report and Note 2 (Segment and Geographical Information) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2019 Annual Report. The most significant items on our condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Accounting Policy Changes. On January 1, 2020, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 maintains the fundamental incurred probable loss approach for measuring losses in the condensed consolidated statement of income and replaces the other-than-temporary impairment model with a subtly different credit loss model. For available-for-sale securities in an unrealized loss position that we intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis, we still recognize the impairment in our condensed consolidated statements of income by writing down the amortized cost basis to the fair value under ASC 326. For available-for-sale securities in an unrealized loss position that we do not intend to sell or it is not more-likely-than-not that we will be required to sell before the expected recovery of the amortized cost basis, ASC 326 requires that we recognize the portion of the impairment that is due to a credit loss in our condensed consolidated statements of income through an allowance. We are allowed to reverse credit losses previously recognized in the allowance in situations where the estimate of credit losses on those securities has declined. The amendments in ASC 326 also preclude us from considering the length of time an available-for-sale security has been in an unrealized loss position and removes the requirement to consider recoveries or declines in fair value after the balance sheet date when determining whether an impairment on a security is due to a credit loss. The adoption of ASC 326 has not resulted in any material changes to impairment losses recognized in our condensed consolidated statements of income for available-for-sale securities.

During the three months ended March 31, 2020, there have been no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2019 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2020	2019	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$702,637	$677,286	$25,351	4%
Ceded premiums	(386,825)	(389,795)	(2,970)	(1)%
Net premiums	315,812	287,491	28,321	10%
Commissions and fees	190,069	167,315	22,754	14%
Investment income net of investment expenses	28,892	34,785	(5,893)	(17)%
Interest expense on surplus note	(13,472)	(10,674)	2,798	26%
Net investment income	15,420	24,111	(8,691)	(36)%
Realized investment gains (losses)	(10,030)	2,847	(12,877)	*
Other, net	13,665	13,223	442	3%
Total revenues	524,936	494,987	29,949	6%

Benefits and expenses:
Benefits and claims	134,813	122,284	12,529	10%
Amortization of DAC	70,311	64,628	5,683	9%
Sales commissions	96,607	83,799	12,808	15%
Insurance expenses	48,709	43,402	5,307	12%
Insurance commissions	6,844	5,619	1,225	22%
Interest expense	7,192	7,180	12	*
Other operating expenses	65,914	65,707	207	*
Total benefits and expenses	430,390	392,619	37,771	10%
Income before income taxes	94,546	102,368	(7,822)	(8)%
Income taxes	22,077	23,203	(1,126)	(5)%
Net income	$72,469	$79,165	$(6,696)	(8)%
*	Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2020

Total revenues. Total revenues increased during the three months ended March 31, 2020 compared to the same period in 2019 driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these same transactions is reflected in the decline in ceded premiums.  Commissions and fees from our Investment and Savings Products segment increased largely due to growth in product sales and higher average client asset values in 2020 as compared to 2019.

Net investment income decreased during the three months ended March 31, 2020 compared to the same period in 2019 largely due to the negative impact from a lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.  The lower total return of $8.5 million on this deposit asset was primarily due to a negative mark-to-market adjustment as fixed income security prices fell during the current year period as a result of economic uncertainty associated with the COVID-19 pandemic.  Also contributing to a decrease in net investment income was lower yield on our invested portfolio of approximately $2.1 million, partially offset by larger invested asset portfolio which resulted in an increase in net investment income of approximately $1.8 million compared to the prior period.  Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Realized investment gains (losses) during the three months ended March 31, 2020 was a loss compared to a gain in the same period in 2019 primarily due to $6.7 million negative mark-to-market adjustment on equity securities held within our investment portfolio as a result of market reaction to the economic disruption caused by the COVID-19 pandemic.  Also contributing to the realized investment loss in the current period is the recognition of $3.7 million of credit losses for specific issuers that operate in distressed industry sectors that were particularly affected by deteriorating credit conditions during the three months ended March 31, 2020.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 led by growth in premium-related costs, which include benefits and claims and amortization of DAC.  Sales commissions expense also increased in the three months ended March 31, 2020 versus the three months ended March 31,

2019 due to increased commissions and fees revenue.  Insurance expenses were higher due to increases in expenses to support growth in the business and to enhance technology-related capabilities.

Income taxes. Our effective income tax rate for the three months ended March 31, 2020 was 23.4%, compared to 22.7% for the three months ended March 31, 2019 due to lower tax benefits recognized in the current period on equity award vesting compared to the same period in 2019.  Tax benefits recognized on equity awards include increases in the share price of equity awards from the grant date to the vest date and such increases were lower in 2020 as compared with 2019.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2020	2019	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$696,564	$670,755	$25,809	4%
Ceded premiums	(385,232)	(388,100)	(2,868)	(1)%
Net premiums	311,332	282,655	28,677	10%
Allocated investment income	6,246	4,444	1,802	41%
Other, net	10,168	9,744	424	4%
Total revenues	327,746	296,843	30,903	10%
Benefits and expenses:
Benefits and claims	128,563	118,443	10,120	9%
Amortization of DAC	65,840	64,066	1,774	3%
Insurance expenses	47,165	41,832	5,333	13%
Insurance commissions	3,286	2,163	1,123	52%
Total benefits and expenses	244,854	226,504	18,350	8%
Income before income taxes	$82,892	$70,339	$12,553	18%

Results for the Three Months Ended March 31, 2020

Net premiums. Direct premiums increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 largely due to sales of new policies in recent periods that have contributed to growth in the in-force book of business. The decline in ceded premiums includes $13.3 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, partially offset by $10.4 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase of direct premiums combined with the reduction in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Allocated investment income. Allocated investment income increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to an increase in the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as our Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims increased during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the growth in net premiums. Claims experience was in line with historical trends.

Amortization of DAC. The amortization of DAC increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 largely due to growth in net premiums during the first quarter of 2020 compared to the same period in 2019.  The rate of growth in DAC is lower than the premium growth due to the impact of favorable trends in persistency in recent periods.

Insurance expenses. Insurance expenses increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increases in expenses to support growth in the business and to enhance technology-related capabilities.

Insurance commissions. Insurance commissions increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as a result of higher non-deferrable sales force promotional activities.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2020	2019	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$80,891	$66,997	$13,894	21%
Asset-based revenues	81,395	73,639	7,756	11%
Account-based revenues	20,204	19,613	591	3%
Other, net	2,542	2,423	119	5%
Total revenues	185,032	162,672	22,360	14%
Expenses:
Amortization of DAC	4,305	477	3,828	803%
Insurance commissions	3,201	3,025	176	6%
Sales commissions:
Sales-based	56,561	47,831	8,730	18%
Asset-based	36,323	32,343	3,980	12%
Other operating expenses	36,942	36,312	630	2%
Total expenses	137,332	119,988	17,344	14%
Income before income taxes	$47,700	$42,684	$5,016	12%

Results for the Three Months Ended March 31, 2020

Commissions and fees. Commissions and fees increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 driven by higher demand for mutual fund products and variable annuity products. Also contributing to the increase in commissions and fees was growth in asset-based revenues as average client asset values increased in 2020 versus 2019 due to market performance and continued positive net flows between the two periods. The impact of the significant decline in investment markets during the first quarter of 2020 on average client asset values was limited as the decline occurred during the final month of the three months ended March 31, 2020.

Amortization of DAC. Amortization of DAC increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 largely due to a negative market performance of the funds underlying our Canadian segregated funds product caused by market conditions and economic uncertainty associated with the COVID-19 pandemic in 2020 compared with positive market performance in 2019.

Sales commissions. The increase in sales-based and asset-based commissions for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were generally consistent with the increase in sales-based revenue and asset-based revenue, respectively.

Other operating expenses. Other operating expenses increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to increased spending on technology-related expenses, partially offset by the phase-in of reduced fees paid to a service provider for the Company’s transfer agent recordkeeping platform.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2020	2019	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$6,073	$6,531	$(458)	(7)%
Ceded premiums	(1,593)	(1,695)	(102)	(6)%
Net premiums	4,480	4,836	(356)	(7)%
Commissions and fees	7,579	7,066	513	7%
Investment income net of investment expenses	22,646	30,341	(7,695)	(25)%
Interest expense on surplus note	(13,472)	(10,674)	2,798	26%
Net investment income	9,174	19,667	(10,493)	(53)%
Realized investment gains (losses)	(10,030)	2,847	(12,877)	*
Other, net	955	1,056	(101)	(10)%
Total revenues	12,158	35,472	(23,314)	(66)%
Benefits and expenses:
Benefits and claims	6,250	3,841	2,409	63%
Amortization of DAC	166	85	81	95%
Insurance expenses	1,544	1,570	(26)	(2)%
Insurance commissions	357	431	(74)	(17)%
Sales commissions	3,723	3,625	98	3%
Interest expense	7,192	7,180	12	*
Other operating expenses	28,972	29,395	(423)	(1)%
Total benefits and expenses	48,204	46,127	2,077	5%
Loss before income taxes	$(36,046)	$(10,655)	$25,391	238%
*	Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2020

Total revenues. Total revenues decreased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 largely due to the decrease in net investment income and realized investment gains (losses) as discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to higher benefits and claims experienced on non-term life insurance business underwritten by NBLIC and the recognition of a $1.6 million allowance for ceded claims on a closed block of business that may not be collected from a reinsurer that was ordered into receivership.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of March 31, 2020, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates or credit spreads could result in significant losses, realized or unrealized, in the value of our invested asset portfolio. For example, from December 31, 2019 to March 31, 2020 market volatility and economic uncertainty associated with the COVID-19 pandemic caused a sharp increase in credit spreads, which translated to a reduction in the net unrealized gain on available-for-sale securities portfolio from $82.2 million to a net unrealized loss of $1.3 million.  Additionally, with respect to some of our investments, we are subject to prepayment and, therefore, reinvestment risk.

Details on asset mix (excluding our held-to-maturity security) were as follows:

	March 31, 2020	December 31, 2019
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	3.6 years	3.6 years
Average book yield of our fixed-maturity portfolio	3.55%	3.54%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	March 31, 2020		December 31, 2019
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$524,942	23%	$555,640	24%
AA	277,247	12%	271,936	12%
A	523,598	23%	543,351	23%
BBB	889,352	39%	885,497	38%
Below investment grade	70,045	3%	59,190	3%
Not rated	3,101	*	2,389	*
Total	$2,288,285	100%	$2,318,003	100%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	March 31, 2020
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$19,286	$18,625	$661	AAA
Province of Ontario Canada	13,191	12,552	639	A+
Province of Quebec Canada	12,913	11,787	1,126	AA-
Wells Fargo & Co	11,376	11,702	(326)	A-
Enbridge Inc	10,681	10,876	(195)	A+
Cigna Corp	10,414	10,192	222	A-
Bank of America Corp	10,095	9,822	273	A-
Province of British Columbia Canada	10,093	9,729	364	AAA
Province of Alberta Canada	9,984	9,538	446	A+
Province of New Brunswick Canada	9,180	8,790	390	A+
Total – ten largest holdings	$117,213	$113,613	$3,600
Total – fixed-maturity securities	$2,287,034	$2,288,285
Percent of total fixed-maturity securities	5%	5%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of common shares outstanding. As of March 31, 2020, the Parent Company had cash and invested assets of $271.8 million.

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

Historically, cash flows generated by our businesses, primarily from our existing block of term life policies and our investment and savings products, have provided us with sufficient liquidity to meet our operating requirements. Although our cash flow could be adversely affected by the deteriorating economic conditions caused by the COVID-19 pandemic, we anticipate that cash flows from our businesses will continue to provide sufficient operating liquidity over the next 12 months.

If necessary, we could seek to enhance our liquidity position or capital structure through sales of our available-for-sale investment portfolio, changes in the timing or amount of share repurchases, borrowings against our revolving credit facility, or some combination of these sources. Additionally, we believe that cash flows from our businesses and potential sources of funding will sufficiently support our long-term liquidity needs.

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2020	2019	$
	(In thousands)
Net cash provided by (used in) operating activities	$131,522	$66,421	$65,101
Net cash provided by (used in) investing activities	(744)	25,278	(26,022)
Net cash provided by (used in) financing activities	(112,274)	(74,987)	(37,287)
Effect of foreign exchange rate changes on cash	(2,295)	776	(3,071)
Change in cash and cash equivalents	$16,209	$17,488	$(1,279)

Operating Activities. Cash provided by operating activities increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 in large part due to the impact in the prior year of reduced cash flows caused by the timing of when cash payments to or from reinsurers were due for ceded premiums and ceded claims. In addition, cash flows from operations increased in 2020 due to higher cash receipts from the collection of premium revenues in excess of benefits and claims paid in our Term Life Insurance segment. The impact of direct premium growth and the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to drive positive incremental cash flows from operating activities.

Investing Activities. Cash flows related to investing activities was a slight use of cash during the three months ended March 31, 2020 compared to a source of cash in 2019 as a result of higher purchases of fixed maturity securities as our invested asset portfolio has increased with the continued growth of our term life business in force.  This was partially offset due to cash receipts from the sale and maturity of fixed-maturity securities.

Financing Activities. Cash used in financing activities increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 mainly due to the accelerated timing of share repurchases made in 2020 in response to market conditions that provided an opportunity to repurchase shares at attractive prices. In addition, the level of share repurchase activity increased as the size of the share repurchase program in 2020 increased over 2019.

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

As of March 31, 2020, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of March 31, 2020, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a standardized reserving formula. Primerica Life adopted PBR as of January 1, 2018. The adoption of PBR facilitated extending the premium guarantees for Primerica Life for the entire initial term period for new sales. The PBR regulation will significantly reduce the statutory policy benefit reserve requirements, but will apply for business issued after the effective date. As a result, we expect that the adoption of PBR will significantly reduce the need to engage in future redundant reserve financing transactions for business issued after the effective date. See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2019 Annual Report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022. We were in compliance with the covenants of the Senior Notes as of  March 31, 2020. No events of default occurred during the three months ended March 31, 2020.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2019.

Short-Term Borrowings. We had no short-term borrowings as of or during the three months ended March 31, 2020.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of March 31, 2020.

Credit Facility Agreement. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available, as is expected to happen in 2022.  The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of March 31, 2020, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility in the three months ended March 31, 2020.

Contractual Obligations Update. There have been no material changes in contractual obligations from those disclosed in the 2019 Annual Report.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•

major public health pandemics, epidemics or outbreaks, specifically the novel coronavirus COVID-19 pandemic, could materially adversely impact our business, financial condition and results of operations;

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

valuation of our investments and the determination of when the fair value of our available-for-sale invested assets is below amortized costs are both based on estimates that may prove to be incorrect;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposures to market risk since December 31, 2019. For details on the Company's interest rate, foreign currency exchange, and credit risks, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2019 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

The following supplements and amends the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019 are incorporated herein by reference.

Major public health pandemics, epidemics or outbreaks, specifically the novel coronavirus COVID-19 (“COVID-19”) pandemic, could materially adversely impact our business, financial condition and results of operations.

Our operations are exposed to the risk of major public health pandemics, epidemics or outbreaks (a “major public health crisis”), such as the COVID-19 pandemic, which, among other things, could cause a large number of premature deaths of our insureds. Although we have ceded a significant majority of our mortality risk to reinsurers, a major public health crisis could cause substantial volatility in our financial results for a period of time and could also materially harm the financial condition of our reinsurers or decrease the availability of reinsurance on new business.  A major public health crisis could negatively impact our ability to attract new recruits, train and license our sales force, and incentivize our sales force to sell our products.   If a significant number of sales representatives were to become ill, it could have a material adverse effect on recruiting, licensing, and our ability to write new business. A major public health crisis could also cause significant volatility in global financial markets and disrupt the economy and the demand for the term life insurance, investment and savings and other financial products that we sell.  Our investment portfolio and the valuations of invested assets we hold could also be materially adversely affected.

Specifically with respect to the COVID-19 pandemic, government-mandated stay-at-home orders and similar social distancing measures (collectively, “prevention measures”) have inhibited the face-to-face setting sales representatives primarily use to meet the needs of clients, attract new recruits, and retain and motivate sales representatives and such interactions may not be adequately replaced by technological solutions.  Prevention measures have hindered the completion of paramedical tests necessary to underwrite some of our life insurance applications and have resulted in the temporary closing of licensing test centers, which negatively impacts the ability of sales representatives to obtain the licenses necessary to sell certain of our products, including life insurance, securities and mortgages.  Prevention measures, if extended, will likely cause the cancellation of large meetings that we use to motivate the sales force to sell our products.

The COVID-19 pandemic has led to an economic downturn that is likely to continue for the foreseeable future.  This economic downturn has resulted in extraordinary unemployment rates, lower household income, lower valuation of retirement savings accounts and lower consumer spending, all of which may adversely affect the persistency of in force business, the demand for the term life insurance, investment and savings and other financial products that we sell and our ability to attract new recruits. It could also negatively impact product providers and business partners with whom we have long-standing business relationships, which could materially adversely affect our business.  Many state governments have required that insurance companies extend grace periods and adopt other measures intended to enable customers to maintain life insurance policies when facing financial hardships due to the COVID-19 pandemic. We do not yet know the impact this will have on the persistency of our life insurance policies.  Further, the recent significant decline in the North American equity markets has decreased the value of clients’ investment accounts and may have a negative effect on the Company’s sales of investment and savings products, both of which could have an adverse effect on our business, financial condition and results of operations.

While governmental and non-governmental organizations are engaging in efforts to combat the spread and severity of COVID-19, these measures may not be effective. We also cannot predict accurately how legal and regulatory responses to concerns about the COVID-19 pandemic will impact our business.  For example, liability could result if persons are infected with COVID-19 at one of our offices or by one of our sales representatives and it is determined that we did not exercise reasonable precautions in how we protect our workplaces.  The extent to which the COVID-19 pandemic may impact our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted accurately, including new information that may emerge concerning the severity of the COVID-19 pandemic, the duration of the pandemic and actions taken to contain or mitigate its impact.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2020, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
Jan 1 - 31, 2020	153,210	$127.36	151,189	$30,750,577
February 1 - 29, 2020	169,426	127.18	169,426	259,202,979
March 1 - 31, 2020	607,636	89.86	559,607	209,951,967
Total	930,272	102.83	880,222	209,951,967

(1)

Consists of (a) repurchases of 50,050 shares at an average price of $112.15 arising from share-based compensation tax withholdings and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

(2)

On February 10, 2020, our Board of Directors authorized a share repurchasing program, which was announced on February 11, 2020, for up to $300.0 million of our outstanding common stock (including $50.0 million remaining from the prior repurchase program) for purchases through June 30, 2021.  As a result, no further repurchases will occur under the prior repurchase program.

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

Primerica, Inc.

May 1, 2020	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)