Form 10-Q
period 2020-06-30
Primerica, Inc.
filed 2020-08-06
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 39,519,530 shares of common stock, $0.01 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2020	December 31, 2019
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,237,474 in 2020 and $2,274,770 in 2019)	$2,357,154	$2,356,996
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,495,594 in 2020 and $1,299,102 in 2019)	1,278,580	1,184,370
Equity securities, at fair value (historical cost: $30,451 in 2020 and $32,671 in 2019)	33,689	40,684
Trading securities, at fair value (cost: $22,436 in 2020 and $43,257 in 2019)	22,399	43,233
Policy loans	31,471	32,927
Total investments	3,723,293	3,658,210
Cash and cash equivalents	360,351	256,876
Accrued investment income	16,940	17,361
Reinsurance recoverables	4,217,129	4,169,823
Deferred policy acquisition costs, net	2,434,462	2,325,750
Agent balances, due premiums and other receivables	270,421	227,100
Intangible assets	45,275	45,275
Income taxes	69,408	70,492
Operating lease right-of-use assets	48,487	47,265
Other assets	401,129	384,634
Separate account assets	2,377,654	2,485,745
Total assets	$13,964,549	$13,688,531

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,567,169	$6,446,569
Unearned and advance premiums	18,619	15,470
Policy claims and other benefits payable	412,446	339,954
Other policyholders’ funds	424,018	388,663
Notes payable	374,226	374,037
Surplus note	1,277,970	1,183,728
Income taxes	265,369	209,221
Operating lease liabilities	54,680	53,487
Other liabilities	519,745	510,443
Payable under securities lending	29,973	28,723
Separate account liabilities	2,377,654	2,485,745
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,321,869	12,036,040

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2020 and 2019; issued and outstanding 39,667 shares in 2020 and 41,207 shares in 2019)	397	412
Paid-in capital	-	-
Retained earnings	1,569,689	1,593,281
Accumulated other comprehensive income, net of income tax:
Unrealized foreign currency translation gains (losses)	(21,132)	(5,765)
Net unrealized investment gains on available-for-sale securities:	93,726	64,563
Total stockholders’ equity	1,642,680	1,652,491
Total liabilities and stockholders’ equity	$13,964,549	$13,688,531

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$717,088	$687,262	$1,419,725	$1,364,548
Ceded premiums	(402,549)	(400,588)	(789,374)	(790,383)
Net premiums	314,539	286,674	630,351	574,165
Commissions and fees	171,788	178,468	361,857	345,783
Investment income net of investment expenses	36,784	36,637	65,676	71,424
Interest expense on surplus note	(14,074)	(11,769)	(27,546)	(22,444)
Net investment income	22,710	24,868	38,130	48,980
Realized investment gains (losses)	1,742	1,067	(8,288)	3,914
Other, net	15,036	13,825	28,701	27,048
Total revenues	525,815	504,902	1,050,751	999,890

Benefits and expenses:
Benefits and claims	139,646	115,068	274,459	237,352
Amortization of deferred policy acquisition costs	53,177	58,762	123,488	123,390
Sales commissions	85,492	90,099	182,099	173,898
Insurance expenses	43,753	44,570	92,463	87,972
Insurance commissions	6,333	5,829	13,177	11,447
Interest expense	7,200	7,201	14,392	14,381
Other operating expenses	56,152	55,913	122,066	121,622
Total benefits and expenses	391,753	377,442	822,144	770,062
Income before income taxes	134,062	127,460	228,607	229,828
Income taxes	32,552	30,014	54,628	53,217
Net income	101,510	97,446	173,979	176,611

Earnings per share:
Basic earnings per share	$2.52	$2.28	$4.26	$4.12
Diluted earnings per share	$2.51	$2.28	$4.25	$4.11

Weighted-average shares used in computing earnings per share:
Basic	40,132	42,483	40,632	42,653
Diluted	40,246	42,619	40,743	42,780

Supplemental disclosures:
Total impairment losses	$(545)	$(161)	$(4,246)	$(161)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-	-
Net impairment losses recognized in earnings	(545)	(161)	(4,246)	(161)
Other net realized investment gains	740	251	1,083	197
Net gains (losses) recognized on equity securities	1,547	977	(5,125)	3,878
Net realized investment gains (losses)	$1,742	$1,067	$(8,288)	$3,914

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$101,510	$97,446	$173,979	$176,611
Other comprehensive income before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains on available-for-sale securities	121,164	34,826	34,275	81,027
Reclassification adjustment for realized investment (gains) losses included in net income	(231)	(90)	3,179	(25)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	13,644	6,639	(15,367)	12,806
Total other comprehensive income before income taxes	134,577	41,375	22,087	93,808
Income tax expense related to items of other comprehensive income	25,889	7,425	8,291	17,404
Other comprehensive income, net of income taxes	108,688	33,950	13,796	76,404
Total comprehensive income	$210,198	$131,396	$187,775	$253,015

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Common stock:
Balance, beginning of period	$405	$424	$412	$427
Repurchases of common stock	(9)	(5)	(17)	(10)
Net issuance of common stock	1	1	2	3
Balance, end of period	397	420	397	420

Paid-in capital:
Balance, beginning of period	-	-	-	-
Share-based compensation	4,964	4,778	18,456	17,950
Net issuance of common stock	(1)	(1)	(2)	(3)
Repurchases of common stock	(4,963)	(4,777)	(18,454)	(17,947)
Balance, end of period	-	-	-	-

Retained earnings:
Balance, beginning of period	1,565,803	1,506,943	1,593,281	1,489,520
Cumulative effect from the adoption of new accounting standards, net	-	-	(1,240)	-
Net income	101,510	97,446	173,979	176,611
Dividends	(16,084)	(14,517)	(32,614)	(29,145)
Repurchases of common stock	(81,540)	(52,337)	(163,717)	(99,451)
Balance, end of period	1,569,689	1,537,535	1,569,689	1,537,535

Accumulated other comprehensive income:
Balance, beginning of period	(36,094)	14,020	58,798	(28,434)
Change in foreign currency translation adjustment, net of income taxes	13,644	6,639	(15,367)	12,806
Change in net unrealized investment gains during the period, net of income taxes	95,044	27,311	29,163	63,598
Balance, end of period	72,594	47,970	72,594	47,970
Total stockholders’ equity	$1,642,680	$1,585,925	$1,642,680	$1,585,925

Dividends declared per share	$0.40	$0.34	$0.80	$0.68

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six months ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$173,979	$176,611
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	255,528	142,843
Deferral of policy acquisition costs	(239,733)	(212,300)
Amortization of deferred policy acquisition costs	123,488	123,390
Change in income taxes	46,389	(4,649)
Realized investment (gains) losses	8,288	(3,914)
Accretion and amortization of investments	960	(416)
Depreciation and amortization	7,819	8,490
Change in reinsurance recoverables	(63,487)	(31,208)
Change in agent balances, due premiums and other receivables	(40,553)	(23,151)
Trading securities sold, matured, or called (acquired), net	20,716	(9,700)
Share-based compensation	13,518	13,000
Change in other operating assets and liabilities, net	9,513	6,089
Net cash provided by (used in) operating activities	316,425	185,085

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	58,262	22,137
Fixed-maturity securities — matured or called	217,568	210,507
Short-term investments — matured or called	-	8,250
Equity securities — sold	257	3,136
Available-for-sale investments acquired:
Fixed-maturity securities	(253,849)	(284,423)
Equity securities — acquired	(132)	(466)
Purchases of property and equipment and other investing activities, net	(19,372)	(15,903)
Cash collateral received (returned) on loaned securities, net	1,250	(8,695)
Sales (purchases) of short-term investments using securities lending collateral, net	(1,250)	8,695
Net cash provided by (used in) investing activities	2,734	(56,762)

Cash flows from financing activities:
Dividends paid	(32,614)	(29,145)
Common stock repurchased	(176,576)	(110,731)
Tax withholdings on share-based compensation	(5,613)	(6,677)
Finance leases	(140)	(140)
Net cash provided by (used in) financing activities	(214,943)	(146,693)
Effect of foreign exchange rate changes on cash	(741)	1,207
Change in cash and cash equivalents	103,475	(17,163)
Cash and cash equivalents, beginning of period	256,876	262,138
Cash and cash equivalents, end of period	$360,351	$244,975

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2020 and December 31, 2019, the statements of income, comprehensive income, and stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019.  Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality, disability, and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The guidance in ASU 2018-12 will be applied to the earliest period presented in the condensed consolidated financial statements beginning on the effective date. On July 9, 2020, the FASB exposed a new proposed Accounting Standards Update that would give insurance companies an additional year to implement ASU 2018-12, from January 1, 2022 to January 1, 2023. The adoption of ASU 2018-12 will have an impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls.  We are currently working on processes that will allow us to obtain the requisite data, modify our valuation system, and develop key assumptions that will be necessary to evaluate and implement this standard. As such, we are unable to determine the magnitude of the impact ASU 2018-12 will have on our condensed consolidated financial statements at this time.

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

Notable information included in profit or loss by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenues:
Term life insurance segment	$328,233	$296,868	$655,979	$593,712
Investment and savings products segment	164,181	173,086	349,213	335,756
Corporate and other distributed products segment	33,401	34,948	45,559	70,422
Total revenues	$525,815	$504,902	$1,050,751	$999,890

Net investment income:
Term life insurance segment	$6,538	$4,736	$12,785	$9,180
Investment and savings products segment	-	-	-	-
Corporate and other distributed products segment	16,172	20,132	25,345	39,800
Total net investment income	$22,710	$24,868	$38,130	$48,980

Amortization of DAC:
Term life insurance segment	$52,730	$56,179	$118,571	$120,245
Investment and savings products segment	100	2,101	4,405	2,578
Corporate and other distributed products segment	347	482	512	567
Total amortization of DAC	$53,177	$58,762	$123,488	$123,390

Non-cash share-based compensation expense:
Term life insurance segment	$679	$617	$2,466	$2,489
Investment and savings products segment	658	666	1,763	2,121
Corporate and other distributed products segment	1,020	820	9,289	8,377
Total non-cash share-based compensation expense	$2,357	$2,103	$13,518	$12,987

Income (loss) before income taxes:
Term life insurance segment	$94,904	$83,997	$177,794	$154,337
Investment and savings products segment	46,860	47,343	94,559	90,026
Corporate and other distributed products segment	(7,702)	(3,880)	(43,746)	(14,535)
Total income before income taxes	$134,062	$127,460	$228,607	$229,828

Total assets by segment were as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Assets:
Term life insurance segment	$6,735,121	$6,546,129
Investment and savings products segment (1)	2,493,939	2,598,493
Corporate and other distributed products segment	4,735,489	4,543,909
Total assets	$13,964,549	$13,688,531

_______________

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $116.3 million and $112.8 million as of June 30, 2020 and December 31, 2019, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets and condensed consolidated statements of income, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenues by country:
United States	$452,864	$430,093	$895,999	$850,086
Canada	72,951	74,809	154,752	149,804
Total revenues	$525,815	$504,902	$1,050,751	$999,890
Income before income taxes by country:
United States	$109,153	$106,723	$182,099	$187,457
Canada	24,909	20,737	46,508	42,371
Total income before income taxes	$134,062	$127,460	$228,607	$229,828

	June 30, 2020	December 31, 2019
	(In thousands)
Long-lived assets by country:
United States	$43,871	$41,200
Canada	4,463	4,916
Total long-lived assets	$48,334	$46,116

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,635	$516	$-	$10,151
Foreign government	157,685	12,402	(19)	170,068
States and political subdivisions	119,584	7,251	(81)	126,754
Corporates	1,432,856	92,812	(9,781)	1,515,887
Residential mortgage-backed securities	305,131	12,561	(335)	317,357
Commercial mortgage-backed securities	117,355	5,516	(827)	122,044
Other asset-backed securities	95,228	1,237	(1,572)	94,893
Total fixed-maturity securities	2,237,474	132,295	(12,615)	2,357,154

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,197	$287	$-	$10,484
Foreign government	154,945	6,362	(235)	161,072
States and political subdivisions	120,000	3,288	(695)	122,593
Corporates	1,436,877	63,892	(1,118)	1,499,651
Residential mortgage-backed securities	305,897	6,848	(222)	312,523
Commercial mortgage-backed securities	128,913	3,191	(99)	132,005
Other asset-backed securities	117,941	970	(243)	118,668
Total fixed-maturity securities	2,274,770	84,838	(2,612)	2,356,996

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of June 30, 2020 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$161,768	$163,796
Due after one year through five years	853,995	901,122
Due after five years through 10 years	498,631	535,477
Due after 10 years	205,366	222,465
	1,719,760	1,822,860
Mortgage- and asset-backed securities	517,714	534,294
Total AFS fixed-maturity securities	$2,237,474	$2,357,154

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	June 30, 2020		December 31, 2019
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$22,436	$22,399	$43,257	$43,233

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

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of June 30, 2020, the LLC Note had an estimated unrealized holding gain of $217.0 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 4 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 12 (Debt) for more information on the Surplus Note.

As of June 30, 2020, no credit losses have been recognized on the LLC Note held-to-maturity security.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.7 million and $7.5 million as of June 30, 2020 and December 31, 2019, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $30.0 million and $28.7 million as of June 30, 2020 and December 31, 2019, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Fixed-maturity securities (available-for-sale)	$20,213	$20,345	$40,997	$40,679
Fixed-maturity security (held-to-maturity)	14,074	11,769	27,546	22,444
Equity securities	461	446	912	933
Policy loans and other invested assets	541	300	730	618
Cash and cash equivalents	143	1,414	986	2,617
Total return on deposit asset underlying 10% coinsurance agreement(1)	3,653	4,588	(896)	8,491
Gross investment income	39,085	38,862	70,275	75,782
Investment expenses	(2,301)	(2,225)	(4,599)	(4,358)
Investment income net of investment expenses	36,784	36,637	65,676	71,424
Interest expense on surplus note	(14,074)	(11,769)	(27,546)	(22,444)
Net investment income	$22,710	$24,868	$38,130	$48,980

(1)

For the three and six months ended June 30, 2020, included $2.3 million and $(4.1) million, respectively, of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.  For the three and six months ended June 30, 2019, included $2.5 million and $4.6 million, respectively, of net gains recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.

The components of net realized investment gains (losses) recognized in net income as well as details on gross realized investment gains and losses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$827	$293	$1,183	$471
Gross losses from sales of available-for-sale securities	(51)	(42)	(116)	(285)
Credit losses on available-for-sale securities	(545)	(161)	(4,246)	(161)
Net gains (losses) recognized in net income during the period on equity securities	1,547	977	(5,125)	3,878
Gains (losses) from bifurcated options	(36)	-	16	-
Gains (losses) on trading securities	-	-	-	11
Net realized investment gains (losses)	$1,742	$1,067	$(8,288)	$3,914

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Proceeds from sales or other redemptions	$133,913	$125,455	$275,830	$240,894

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net gains (losses) recognized in net income during the period on equity securities	$1,547	$977	$(5,125)	$3,878
Less: Net gains (losses) recognized on equity securities sold	(191)	-	(191)	(254)
Net gains (losses) recognized in net income on equity securities still held as of period-end	$1,738	$977	$(4,934)	$4,132

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

Credit Losses for Available-for-sale Fixed-maturity Securities. The Company adopted ASC 326 as of January 1, 2020, which maintains the fundamental incurred probable loss approach for measuring losses in the condensed consolidated statement of income. For an available-for-sale security with an amortized cost that exceeds its fair value, we first determine if we intend to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If we intend to sell or will more-likely-than-not be required to sell the security, then we recognize the impairment as a credit loss in our condensed consolidated statements of income by writing down the security’s amortized cost to its fair value. If we do not intend to sell or it is not more-likely-than-not that we will be required to sell the security before the expected recovery of its amortized cost, we recognize the portion of the impairment that is due to a credit loss, if any, in our condensed consolidated statement of income through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in other comprehensive income in the condensed consolidated statement of comprehensive income as an unrealized loss. Credit losses recognized in the allowance for credit losses are reversed in situations where the estimate of credit losses on those securities has declined.  When determining whether an impairment is due to a credit loss or other factors, we determine the extent to which we do not expect to recover the security’s amortized cost and record such amount, if any, as a credit loss. Factors we consider in determining whether the security’s decline in fair value is below amortized cost due to a credit loss include the magnitude of the security’s decline in fair value below its amortized cost, the financial condition, long and near-term prospects for the issuer, industry conditions and trends, rating agency actions, the payment structure of the security, likelihood of the recoverability of principal and interest, and our ability and intent to hold the security for a period of time sufficient to allow for the anticipated recovery of its amortized cost. In assessing our ability and intent to hold the security for a period of time to allow for the anticipated recovery of its amortized cost, we also consider our anticipated sources of cash to fund operating activities and share repurchases. If we do not anticipate recovering a security’s amortized cost basis, we estimate the present value of the security’s expected cash flows and recognize the difference from amortized cost (using fair value as a floor) as a credit loss.

The following table summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2020, aggregated by major security type and length of time such securities have continuously been in an unrealized loss position:

	June 30, 2020
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$-	$-
Foreign government	2,078	(19)	-	-
States and political subdivisions	4,635	(81)	-	-
Corporates	144,453	(7,563)	9,770	(2,218)
Residential mortgage-backed securities	34,080	(305)	988	(30)
Commercial mortgage-backed securities	19,231	(773)	2,256	(54)
Other asset-backed securities	33,707	(1,422)	3,702	(150)
Total fixed-maturity securities	$238,184	$(10,163)	$16,716	$(2,452)

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $267.5 million as of June 30, 2020

As of June 30, 2020, we did not recognize credit losses in the condensed consolidated statement of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments.  For those that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them.

For the three and six months ended June 30, 2020, we recorded a total of $0.5 million and $4.2 million, respectively, for credit losses in the condensed consolidated statement of income on available-for-sale securities. Approximately $0.1 million and $3.8 million of the credit losses recorded for the three and six months ended June 30, 2020, respectively, were recorded as an adjustment to amortized cost due to our intent to sell securities of specific issuers that operate in distressed industry sectors.  We recognize credit losses on securities due to: our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; and analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default.  The remaining portion of credit losses was recognized in the allowance for credit losses.

The rollforward of the allowance for credit losses on available-for-sale securities for the three and six months ended June 30, 2020 was as follows:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	(In thousands)
Allowance for credit losses, beginning of period	$37	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	465	502
Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(37)	(37)
Allowance for credit losses, end of period	$465	$465

Other-than-temporary Impairments (“OTTI”).  For the three and six months ended June 30, 2019, which preceded the adoption of ASC 326, we reviewed available-for-sale securities in an unrealized loss position for OTTI. Credit risk, interest rate risk, the amount of time the security has been in an unrealized loss position, actions taken by ratings agencies, and other factors were considered in determining whether an unrealized loss is other-than-temporary. We recognized OTTI in the condensed consolidated statement of income for the impairment on available-for-sale securities that we intended to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale securities that we had no intent to sell and believed that it was not more-likely-than-not we would be required to sell prior to recovery, only the credit loss component of OTTI was recognized in our condensed consolidated statement of income, while the remainder was recognized in other comprehensive income in the condensed consolidated statement of comprehensive income as an unrealized loss. The credit loss component of OTTI recognized in net income was identified as the amount of principal cash flows not expected to be received over the remaining term of the security. Any subsequent changes (if not an other-than-temporary impairment) in the fair value of available-for-sale securities were recognized in other comprehensive income in the accompanying condensed consolidated statements of comprehensive income. Factors considered in determining whether an impairment was temporary include: the length of time and extent to which fair value had been below cost; the financial condition and near-term prospects for the issuer; the payment structure of the security, and our ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery of its amortized cost.  We also considered our anticipated sources of cash to fund operating activities and share repurchases when assessing our ability and intent to hold a security to allow for the recovery of its amortized cost basis in determining whether to recognize OTTI.

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

OTTI recognized in earnings for available-for-sale securities for the three and six months ended June 30, 2019 were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(In thousands)
OTTI on fixed-maturity securities not in default	$158	$158
OTTI on fixed-maturity securities in default	3	3
Total OTTI recognized in earnings	$161	$161

OTTI recognized in earnings for available-for-sale securities for the three and six months ended June 30, 2019 were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$3	$3
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	-	-
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell before recovery	3	3
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	158	158
OTTI recognized in earnings	$161	$161

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held for the three and six months ended June 30, 2019 was as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$2,467	$2,511
Additions for securities where no OTTI were recognized prior to the beginning of the period	158	158
Additions for securities where OTTI have been recognized prior to the beginning of the period	3	3
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit-impaired securities	(221)	(265)
Reductions for exchanges of securities previously impaired	-	-
Cumulative OTTI recognized in net income for securities still held, end of period	$2,407	$2,407

As of December 31, 2019, no cumulative impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of June 30, 2020 and December 31, 2019. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,151	$-	$10,151
Foreign government	-	170,068	-	170,068
States and political subdivisions	-	126,754	-	126,754
Corporates	5,251	1,505,601	5,035	1,515,887
Residential mortgage-backed securities	-	317,330	27	317,357
Commercial mortgage-backed securities	-	122,044	-	122,044
Other asset-backed securities	-	94,813	80	94,893
Total available-for-sale securities	5,251	2,346,761	5,142	2,357,154
Equity securities	32,533	1,030	126	33,689
Trading securities	-	22,399	-	22,399
Separate accounts	-	2,377,654	-	2,377,654
Total fair value assets	$37,784	$4,747,844	$5,268	$4,790,896
Fair value liabilities:
Separate accounts	$-	$2,377,654	$-	$2,377,654
Total fair value liabilities	$-	$2,377,654	$-	$2,377,654

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,484	$-	$10,484
Foreign government	-	161,072	-	161,072
States and political subdivisions	-	122,593	-	122,593
Corporates	5,865	1,493,786	-	1,499,651
Residential mortgage-backed securities	-	312,497	26	312,523
Commercial mortgage-backed securities	-	132,005	-	132,005
Other asset-backed securities	-	118,244	424	118,668
Total available-for-sale securities	5,865	2,350,681	450	2,356,996
Equity securities	39,499	1,050	135	40,684
Trading securities	-	43,233	-	43,233
Separate accounts	-	2,485,745	-	2,485,745
Total fair value assets	$45,364	$4,880,709	$585	$4,926,658
Fair value liabilities:
Separate accounts	$-	$2,485,745	$-	$2,485,745
Total fair value liabilities	$-	$2,485,745	$-	$2,485,745

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30, (1)
	2020	2019	2020	2019
	(In thousands)
Level 3 assets, beginning of period	$386	$381	$585	$921
Net unrealized gains (losses) included in other comprehensive income	1	(7)	2	(13)
Realized gains (losses) and accretion (amortization) recognized in earnings	17	(32)	(8)	(24)
Settlements	(171)	(152)	(346)	(196)
Transfers into Level 3	5,035	836	5,035	836
Transfers out of Level 3	-	-	-	(498)
Level 3 assets, end of period	$5,268	$1,026	$5,268	$1,026

(1)

Activities for investments that enter Level 3 in one quarter and exit Level 3 in another quarter within the same fiscal year are not eliminated until year-end when only the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and six months ended June 30, 2020 and 2019.

The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2020		December 31, 2019
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,357,154	$2,357,154	$2,356,996	$2,356,996
Fixed-maturity security (held-to-maturity) (3)	1,278,580	1,495,594	1,184,370	1,299,102
Equity securities	33,689	33,689	40,684	40,684
Trading securities	22,399	22,399	43,233	43,233
Policy loans (3)	31,471	31,471	32,927	32,927
Deposit asset underlying 10% coinsurance agreement (3)	235,066	235,066	233,499	233,499
Separate accounts	2,377,654	2,377,654	2,485,745	2,485,745
Liabilities:
Notes payable (1) (2)	$374,226	395,110	$374,037	$395,522
Surplus note (1) (3)	1,277,970	1,482,037	1,183,728	1,296,972
Separate accounts	2,377,654	2,377,654	2,485,745	2,485,745

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a Level 2 fair value measurement.
(3)	Classified as a Level 3 fair value measurement.

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

Details on in force life insurance were as follows:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Direct life insurance in force	$824,641,546	$810,995,295
Amounts ceded to other companies	(713,665,521)	(702,727,956)
Net life insurance in force	$110,976,025	$108,267,339
Percentage of reinsured life insurance in force	87%	87%

Benefits and claims ceded to reinsurers during the three and six months ended June 30, 2020 were $460.5 million and $809.6 million, respectively, compared to $327.4 million and $660.0 million, respectively, for the three and six months ended June 30, 2019.

Reinsurance recoverables as of June 30, 2020 and December 31, 2019 include ceded reserve balances, ceded claim liabilities, and ceded claims paid. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	June 30, 2020		December 31, 2019
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,690,787	N/R	$2,696,924	NR
SCOR Global Life Reinsurance Companies (3)	370,047	A+	352,049	A+
Munich Re of Malta (2) (5)	268,527	N/R	286,433	NR
Swiss Re Life & Health America Inc. (4)	233,397	A+	233,572	A+
American Health and Life Insurance Company (2)	164,853	B++	167,471	B++
Munich American Reassurance Company	128,362	A+	118,372	A+
Korean Reinsurance Company	117,399	A	108,410	A
RGA Reinsurance Company	115,602	A+	100,328	A+
Hannover Life Reassurance Company	37,822	A+	33,772	A+
TOA Reinsurance Company	33,839	A	26,160	A
All other reinsurers	62,096	-	48,679	-
Allowance for credit losses	(5,602)		(2,347)
Reinsurance recoverables	$4,217,129		$4,169,823

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

The rollforward of the allowance for credit losses on reinsurance recoverables for the three and six months ended June 30, 2020 was as follows:
	Three months ended June 30, 2020	Six months ended June 30, 2020
	(In thousands)
Balance, beginning of period (1)	$5,542	$3,917
Current period provision for expected credit losses	60	1,685
Balance, at the end of period	$5,602	$5,602

(1)      The beginning balance for the six months ended June 30, 2020 reflects the adjustment made to the allowance for credit losses balance for the adoption of ASC 326 on January 1, 2020.

Prior to the adoption of ASC 326, credit losses on reinsurance recoverables were recognized based on an incurred loss model that recognized credit losses if probable and reasonably estimable.  No credit losses were recognized under the incurred loss model during the three and six months ended June 30, 2019.

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Six months ended June 30,
	2020	2019
	(In thousands)
Policy claims and other benefits payable, beginning of period	$339,954	$313,862
Less reinsured policy claims and other benefits payable	388,797	318,653
Net balance, beginning of period	(48,843)	(4,791)
Incurred related to current year	113,647	92,355
Incurred related to prior years (1)	(4,464)	(1,456)
Total incurred	109,183	90,899
Claims paid related to current year, net of reinsured policy claims received	(181,280)	(150,765)
Reinsured policy claims received related to prior years, net of claims paid	60,043	16,105
Total paid	(121,237)	(134,660)
Foreign currency translation	(297)	323
Net balance, end of period	(61,194)	(48,229)
Add reinsured policy claims and other benefits payable	473,640	370,646
Balance, end of period	$412,446	$322,417

(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period-end and the actual incurred claims reported after period-end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Six months ended June 30,
	2020	2019
	(In thousands)
Common stock, beginning of period	$41,207	$42,694
Shares issued for stock options exercised	-	-
Shares of common stock issued upon lapse of restricted stock units (“RSUs”)	239	304
Common stock retired	(1,779)	(990)
Common stock, end of period	$39,667	$42,008

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of June 30, 2020, we had a total of 327,797 RSUs and 81,796 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares issued could be higher or lower based on actual versus targeted performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

On February 7, 2019, our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock through June 30, 2020.  On February 10, 2020, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our outstanding common stock (including $50.0 million that remained from the prior repurchase program) for purchases through June 30, 2021. Under these share repurchase programs, we repurchased 1,728,672 shares of our common stock in the open market for an aggregate purchase price of $176.6 million through June 30, 2020. Approximately $123.4 million remains available for repurchases of our outstanding common stock under the share repurchase program as of June 30, 2020.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$101,510	$97,446	$173,979	$176,611
Income attributable to unvested participating securities	(437)	(428)	(747)	(835)
Net income used in calculating basic EPS	$101,073	$97,018	$173,232	$175,776
Denominator:
Weighted-average vested shares	40,132	42,483	40,632	42,653
Basic EPS	$2.52	$2.28	$4.26	$4.12

Diluted EPS:
Numerator:
Net income	$101,510	$97,446	$173,979	$176,611
Income attributable to unvested participating securities	(436)	(427)	(746)	(833)
Net income used in calculating diluted EPS	$101,074	$97,019	$173,233	$175,778
Denominator:
Weighted-average vested shares	40,132	42,483	40,632	42,653
Dilutive effect of incremental shares to be issued for contingently-issuable shares	114	136	111	127
Weighted-average shares used in calculating diluted EPS	40,246	42,619	40,743	42,780
Diluted EPS	$2.51	$2.28	$4.25	$4.11

(9) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“2010 OIP”) and the Primerica, Inc. 2020 Omnibus Incentive Plan (“2020 OIP”), which was approved by the Company’s stockholders on May 13, 2020 following the expiration of the 2010 OIP in accordance with its terms. No future awards will be made under the 2010 OIP.  The 2020 OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards.  In addition to time-based vesting requirements, awards granted under the 2020 OIP may also be subject to specified performance criteria.  Under the 2010 OIP, the Company issued equity awards to our management (officers and other key employees), non-employees who served on our Board of Directors, and sales force leaders.  For more information on equity awards granted under the 2010 OIP, see Note 14 (Share-Based Transactions) to our consolidated financial statements within our 2019 Annual Report.  Under the 2020 OIP, the Company has issued equity awards to non-employees who serve on our Board of Directors and will issue equity awards to management and sales force leaders.

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

The impacts of equity awards granted are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Equity awards expense recognized	$2,357	$2,103	$13,518	$12,986
Equity awards expense deferred	2,599	2,662	4,958	4,941

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

•

25,734 PSUs awarded under the 2010 OIP to our four top executives with a measurement-date fair value of $121.42 per unit. The PSUs will be earned on March 1, 2023 contingent upon the Company achieving a targeted annual average three-year return on adjusted equity (“ROAE”) and average EPS growth for the period from January 1, 2020 through December 31, 2022. The actual number of common shares that will be issued will vary based on the actual ROAE and average EPS growth relative to the targeted ROAE and average EPS growth and can range from zero to 38,601 shares.

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

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of June 30, 2020, the amount of the LOC outstanding was $230.7 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of June 30, 2020, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(11) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$13,644	$6,639	$(15,367)	$12,806
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$13,644	$6,639	$(15,367)	$12,806
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$121,164	$34,826	$34,275	$81,027
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	25,937	7,444	7,623	17,409
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	95,227	27,382	26,652	63,618
			…
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(231)	(90)	3,179	(25)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(48)	(19)	668	(5)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(183)	(71)	2,511	(20)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$95,044	$27,311	$29,163	$63,598

(12) Debt

Notes Payable. As of June 30, 2020, the Company had $375.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022. As of June 30, 2020, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three or six months ended June 30, 2020.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2019 Annual Report.

Surplus Note. As of June 30, 2020, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.3 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2019 Annual Report.

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available, as is expected to happen in 2022. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of June 30, 2020, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default occurred under the Revolving Credit Facility during the three or six months ended June 30, 2020.

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$11,426	$10,055	$21,594	$19,800
Total segment revenues from contracts with customers	11,426	10,055	21,594	19,800
Revenues from sources other than contracts with customers	316,807	286,813	634,385	573,912
Total Term Life Insurance segment revenues	$328,233	$296,868	$655,979	$593,712

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$62,812	$71,438	$143,704	$138,435
Asset-based revenues	64,666	64,953	131,659	124,707
Account-based revenues	20,478	19,897	40,682	39,509
Other, net	2,745	2,434	5,287	4,856
Total segment revenues from contracts with customers	150,701	158,722	321,332	307,507
Revenues from sources other than contracts with customers (segregated funds)	13,480	14,364	27,881	28,249
Total Investment and Savings Products segment revenues	$164,181	$173,086	$349,213	$335,756

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$10,352	$7,817	$17,931	$14,883
Other, net	865	1,335	1,820	2,392
Total segment revenues from contracts with customers	11,217	9,152	19,751	17,275
Revenues from sources other than contracts with customers	22,184	25,796	25,808	53,147
Total Corporate and Other Distributed Products segment revenues	$33,401	$34,948	$45,559	$70,422

(1)

Commissions and fees for the three and six months ended June 30, 2020 included $1.5 million and $2.6 million, respectively, and for the three and six months ended June 30, 2019 included $1.4 million and $2.5 million, respectively, attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

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

Activity in the contract asset account was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Balance, beginning of period	$51,499	$50,091	$51,701	$50,119
Current period sales, net of collection of renewal commissions	1,024	376	822	348
Balance, at the end of period	$52,523	$50,467	$52,523	$50,467

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the three and six months ended June 30, 2020 and June 30, 2019.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2019 to June 30, 2020. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2019 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

During the first half of 2020, market conditions changed rapidly due to the impact of the novel Coronavirus (“COVID-19”) pandemic. Measures taken to combat the spread of COVID-19 have led to economic uncertainty and market volatility in the United States and Canada that is likely to continue for the foreseeable future and will continue to impact our business. To date, this economic decline and continued uncertainty have resulted in extraordinary unemployment rates, lower household income, lower consumer spending, and historic levels of government stimulus. In addition, market volatility has led to extreme fluctuations in the fair value of securities held in our invested asset portfolio. The impact caused by the spread of COVID-19 on our operating results in the first and second quarters of 2020 is discussed in more detail later in this section, the Results of Operations section, and the Financial Condition section.

Due to the evolving and uncertain nature of this event, it currently is not possible to estimate the impact the COVID-19 pandemic will have on our business in future periods. However, we believe the effect of COVID-19 will continue to create uncertainty in the following business trends and conditions:

•

The ability of new recruits to obtain the requisite licenses to sell our products has been and will likely continue to be limited by the availability of licensing jurisdictions to administer exams and maintain licensing operations.

•

We have and will continue to experience an increase in mortality expense due to premature deaths of our insureds caused by the COVID-19 disease. The ultimate mortality expense due to COVID-19 is unknown. Any increase in mortality expense will be mitigated by reinsurance as we have ceded a significant majority of our mortality risk to reinsurers we believe to be creditworthy.

•

To date, the impact of COVID-19 has led to significant persistency improvements as a result of strong public sentiment towards owning life insurance products. However, the prolonged impact of high unemployment and lower household income combined with the expiration of government stimulus programs may cause deterioration in persistency of existing term life insurance policies. Refer to the Factors Affecting Our Results section for more information about how lower persistency impacts our financial results.

•

Market volatility in equity markets hampers demand for the investments and savings products we distribute. This dynamic leads to decreased cash flows earned in the form of upfront sales-based revenue and lower earnings of asset-based trail commissions earned from average client asset values.

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

The size of the life-licensed independent sales force was as follows:

	June 30, 2020	March 31, 2020
Life-licensed sales representatives	134,157	130,095

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
New recruits	133,123	86,173	217,885	149,396
New life-licensed sales representatives	12,250	10,919	22,849	20,984

New recruits increased during the three and six months ended June 30, 2020 compared to the same period in 2019 due to positive recruiting momentum as we entered the COVID-19 pandemic combined with the effect of offering discounted business application fees during the period. The discounted fees began in March and were extended through the second quarter of 2020 given the apparent long-term suspensions of live licensing preparation classes and the closing of licensing examination centers. In order to address challenges in life licensing presented by the COVID-19 pandemic, we have enhanced current incentive programs that encourage recruits to get through the licensing process, expanded the reach of online offerings for licensing exam preparation and facilitated the use of remote testing where offered. In addition, many states have begun issuing temporary licenses until the full licensing process can be completed. At June 30, 2020, a total of 3,400 of these COVID-19 temporary licenses are included in the life-licensed sales representatives total. Many states have also extended license renewal dates due to COVID-19. Approximately 4,400 of these extended licenses are included in the total life-licensed sales representatives total of 134,157 at June 30, 2020. The number of COVID-19 temporary licenses that become permanent licenses and the number of extended licenses that renew, will emerge over the next few quarters.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Average number of life-licensed sales representatives	131,562	130,040	130,939	130,115
Number of new policies issued	94,044	78,664	165,362	142,906
Average monthly rate of new policies issued per life-licensed sales representative	0.24	0.20	0.21	0.18

New policies issued during the three and six months ended June 30, 2020 increased significantly compared to the same periods in 2019 as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic. The ability of life-licensed representatives to quickly adapt to the use of virtual communication tools, when combined with extensive point-of-sales technologies and existing products, allowed them to readily meet our client’s needs. These factors drove productivity for the three months ended June 30, 2020 higher than the historic range. While current period sales of new policies were strong, the effect of further weakness in household income caused by the COVID-19 pandemic could adversely impact sales in future periods.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2020	% of beginning balance	2019	% of beginning balance	2020	% of beginning balance	2019	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$804,512		$785,552		$808,262		$781,041
Net change in face amount:
Issued face amount	27,754	3%	25,300	3%	50,975	6%	46,225	6%
Terminations	(14,315)	(2)%	(16,512)	(2)%	(32,609)	(4)%	(34,895)	(4)%
Foreign currency	4,047	1%	2,036	*	(4,630)	(1)%	4,005	1%
Net change in face amount	17,486	2%	10,824	1%	13,736	2%	15,335	2%
Face amount in force, end of period	$821,998		$796,376		$821,998		$796,376
*	Less than 1%.

The face amount of term life policies in force increased 2% for each of the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 as the level of face amount issued continued to exceed the face amount terminated. As a percentage of the beginning face amount in force, issued face amount increased while terminated face amount decreased, highlighting the strong demand for both buying and maintaining protection products during the three and six months ended June 30, 2020.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$924	$1,056	$(132)	(13)%	$2,126	$2,010	$116	6%
Annuities and other	489	602	(113)	(19)%	1,162	1,149	13	1%
Total sales-based revenue generating product sales	1,413	1,658	(245)	(15)%	3,288	3,159	129	4%
Managed investments	200	203	(3)	(2)%	446	365	81	22%
Segregated funds and other	74	76	(2)	(3)%	199	170	29	17%
Total product sales	$1,687	$1,937	$(250)	(13)%	$3,933	$3,694	$239	6%
Average client asset values:
Retail mutual funds	$39,159	$39,539	$(380)	(1)%	$39,901	$38,598	$1,303	3%
Annuities and other	19,317	19,054	263	1%	19,499	18,647	852	5%
Managed investments	3,871	3,455	416	12%	3,888	3,348	540	16%
Segregated funds	2,291	2,378	(87)	(4)%	2,328	2,346	(18)	(1)%
Total average client asset values	$64,638	$64,426	$212	*	$65,616	$62,939	$2,677	4%

*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Three months ended June 30,				Six months ended June 30,
	2020	% of beginning balance	2019	% of beginning balance	2020	% of beginning balance	2019	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$59,036		$63,602		$70,537		$57,704
Net change in asset values:
Inflows	1,687	3%	1,938	3%	3,933	6%	3,695	6%
Redemptions	(1,074)	(2)%	(1,633)	(3)%	(2,777)	(4)%	(3,163)	(5)%
Net flows	613	1%	305	*	1,156	2%	532	1%
Change in fair value, net	8,171	14%	1,746	3%	(2,894)	(4)%	7,216	13%
Foreign currency, net	404	1%	225	*	(575)	(1)%	426	1%
Net change in asset values	9,188	16%	2,276	4%	(2,313)	(3)%	8,174	14%
Asset values, end of period	$68,224		$65,878		$68,224		$65,878
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	Positions	%	2020	2019	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,048	1,996	52	3%	2,039	1,997	42	2%
Recordkeeping only	671	641	30	5%	665	641	24	4%
Total average number of fee- generating positions	2,719	2,637	82	3%	2,704	2,638	66	3%
(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Three Months Ended June 30, 2020

Product sales. Investment and savings products sales decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to market volatility associated with the COVID-19 pandemic, which reduced demand for investments and savings products.

Average client asset values. Following the significant decline in the value of client assets in the first quarter stemming from market reaction and economic uncertainty associated with the COVID-19 pandemic, the equity market recovery during the three months ended June 30, 2020 brought average client asset values in line with average client assets values for the three months ended June 30, 2019.

Rollforward of client asset values. The increase in client asset values for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the significant recovery in the value of client assets from the depressed position at the beginning of the quarter. Positive net flows also contributed to the increase in client asset values year-over-year mainly attributable to lower redemption activity in 2020 as clients opted to hold investments in the face of market volatility.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Six Months Ended June 30, 2020

Product sales. Investment and savings products sales increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to a combination of strong demand for mutual funds and, to a lesser degree, higher sales of managed accounts, that followed a prolonged period of strong equity market performance leading into and during early 2020. This was partially offset by an adverse impact to demand for the investments and savings products we distribute as a result of market volatility associated with the COVID-19 pandemic in the second quarter.

Average client asset values. Average client asset values increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to market appreciation between the periods and continued positive net flows, partially offset by poor market performance at the end of the first quarter as a result of the market reaction and economic uncertainty associated with the COVID-19 pandemic.

Rollforward of client asset values. Client asset values decreased during the six months ended June 30, 2020 while client asset values increased during the six months ended June 30, 2019 largely due to differences in market performance. In 2020, client asset values decreased significantly during the first quarter, offset by a partial recovery during the second quarter as markets were volatile over the six-month period. By comparison, strong market performance over the six-month period in 2019 increased the value of client assets. The year-over-year change in client asset values was partially offset by higher positive net flows in 2020 compared with 2019 as higher sales of investment products in the first quarter were supplemented by lower redemptions in the second quarter.

Average number of fee-generating positions. The average number of fee-generating positions increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent record keeping platform.

Other business trends and conditions.

Standards of care. On June 5, 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons (collectively, the “SEC Rulemaking”).  Specifically, the SEC Rulemaking (i) creates a new “best interest” standard of conduct for broker-dealers  (“Reg BI”), (ii) imposes new disclosure requirements through summary forms intended to clarify relationships among brokers, advisers, and their retail customers (“Form CRS”), (iii) provides interpretative guidance regarding the standard of conduct that applies to investment advisers under the Investment Advisers Act of 1940 (“Advisers Act’), and (iv) provides interpretative guidance on the scope of the broker-dealer “solely incidental” exclusion from the definition of “investment adviser” in the Advisers Act. The SEC Rulemaking became effective on July 12, 2019, with a compliance date of June 30, 2020 for Reg BI and Form CRS. We made certain changes to our sales processes, policies, and procedures in order to comply with the SEC Rulemaking.  While we acknowledge that its higher standards of care and enhanced obligations increase regulatory and litigation risk, we do not anticipate that the SEC Rulemaking will cause significant disruption to our business.

In June, 2020, the Department of Labor (“DOL”) issued a technical amendment to conform the text of the Code of Federal Regulations to a 2018 decision by the U.S. Court of Appeals for the 5th Circuit. That decision vacated the DOL’s 2016 fiduciary rule, which had the effect of reinstating the previous text, including the 1975 regulation and its five-part test for defining an investment-advice fiduciary. Investment advice fiduciaries are subject to the fiduciary duties imposed by Title I of Employee Retirement Income Security Act (“ERISA”) as well as the prohibited transaction provisions in Title I of ERISA and Section 4975 of the Internal Revenue Code. Concurrently, the DOL proposed a new prohibited transaction exemption (“PTE”) that would allow investment advice fiduciaries to receive compensation that otherwise would be prohibited if its terms and standards of care are met. The best interest standard in the proposed PTE is aligned with the conduct standards in Reg BI.  In the proposed PTE’s preamble, the DOL revoked its interpretation regarding rollovers that was set forth in Advisory Opinion 2005-23A (the Deseret Letter) and set forth its views on when advice to roll over employee benefit plan assets to an Individual Retirement Account (IRA) could be considered fiduciary investment advice under ERISA and the Code, potentially necessitating use of the proposed PTE for rollover advice. We cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with the proposed regulation, should it become final in its current form.

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

During the three and six months ended June 30, 2020, there were no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2019 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$717,088	$687,262	$29,826	4%	$1,419,725	$1,364,548	$55,177	4%
Ceded premiums	(402,549)	(400,588)	1,961	1%	(789,374)	(790,383)	(1,009)	*
Net premiums	314,539	286,674	27,865	10%	630,351	574,165	56,186	10%
Commissions and fees	171,788	178,468	(6,680)	(4)%	361,857	345,783	16,074	5%
Investment income net of investment expenses	36,784	36,637	147	*	65,676	71,424	(5,748)	(8)%
Interest expense on surplus note	(14,074)	(11,769)	2,305	20%	(27,546)	(22,444)	5,102	23%
Net investment income	22,710	24,868	(2,158)	(9)%	38,130	48,980	(10,850)	(22)%
Realized investment gains (losses)	1,742	1,067	675	*	(8,288)	3,914	(12,202)	*
Other, net	15,036	13,825	1,211	9%	28,701	27,048	1,653	6%
Total revenues	525,815	504,902	20,913	4%	1,050,751	999,890	50,861	5%

Benefits and expenses:
Benefits and claims	139,646	115,068	24,578	21%	274,459	237,352	37,107	16%
Amortization of DAC	53,177	58,762	(5,585)	(10)%	123,488	123,390	98	*
Sales commissions	85,492	90,099	(4,607)	(5)%	182,099	173,898	8,201	5%
Insurance expenses	43,753	44,570	(817)	(2)%	92,463	87,972	4,491	5%
Insurance commissions	6,333	5,829	504	9%	13,177	11,447	1,730	15%
Interest expense	7,200	7,201	(1)	*	14,392	14,381	11	*
Other operating expenses	56,152	55,913	239	*	122,066	121,622	444	*
Total benefits and expenses	391,753	377,442	14,311	4%	822,144	770,062	52,082	7%
Income before income taxes	134,062	127,460	6,602	5%	228,607	229,828	(1,221)	(1)%
Income taxes	32,552	30,014	2,538	8%	54,628	53,217	1,411	3%
Net income	$101,510	$97,446	$4,064	4%	$173,979	$176,611	$(2,632)	(1)%
*	Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2020

Total revenues. Total revenues increased during the three months ended June 30, 2020 compared to the same period in 2019 driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. Also contributing to the increase were strong sales of life insurance and continued positive trends in persistency of our in-force book of business in recent periods. Partially offsetting the increase in premium was a decrease in commissions and fees earned during the three months ended June 30, 2020 compared to the same period in 2019 largely due to a decrease in sales-based revenues as a result of lower demand for Investment and Savings Products in response to market volatility caused by the COVID-19 pandemic.

Net investment income decreased during the three months ended June 30, 2020 compared to the same period in 2019 largely due to lower yields on our invested asset portfolio of approximately $3.1 million, partially offset by the larger size of the invested asset portfolio that resulted in an increase in net investment income of approximately $1.8 million compared to the prior year period. Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements and included elsewhere in this report.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 led by growth in benefits and claims as a result of the COVID-19 pandemic partially offset by a decrease in amortization of DAC as a result of increased persistency and a decrease in operating expenses as a result of business travel restrictions and event cancellations in response to the COVID-19 pandemic.

Income taxes. Our effective income tax rate for the three months ended June 30, 2020 was 24.3% compared to 23.5% for the three months ended June 30, 2019. The difference is largely driven by lower tax benefits recognized in the current period on equity award vesting compared to the same period in 2019. Tax benefits recognized on vested equity awards reflect increases in the market price of the common stock underlying outstanding equity awards from the grant date to the vest date and such increases were lower in 2020 as compared with 2019.

Results for the Six Months Ended June 30, 2020

Total revenues. Total revenues increased during the six months ended June 30, 2020 compared to the same period in 2019 driven by the impact that strong sales and continued positive trends in persistency in recent periods had on direct premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these same transactions is reflected in the decline in ceded premiums. Commissions and fees increased largely due to growth in product sales and higher average client asset values during the first quarter of 2020 compared to the same period in 2019.

Net investment income decreased during the six months ended June 30, 2020 compared to the same period in 2019 largely due to the negative impact from a lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting. The lower year-over-year total return of $9.4 million on this deposit asset was primarily due to a negative mark-to-market adjustment as fixed income security prices fell during the first quarter of the current year as a result of the economic downturn and uncertainty associated with the COVID-19 pandemic. Also contributing to a decrease in net investment income was lower yields on our invested asset portfolio of approximately $5.3 million, partially offset by the larger size of the invested asset portfolio which resulted in an increase in net investment income of approximately $3.9 million compared to the prior period. Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under the Vidalia Re Financing Transaction. For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Realized investment gains (losses) during the six months ended June 30, 2020 was a loss compared to a gain in the same period in 2019 primarily due to a $5.2 million negative mark-to-market adjustment on equity securities held within our invested asset portfolio in the first quarter as a result of market reaction to the economic disruption caused by the COVID-19 pandemic. Also contributing to the realized investment loss in the current period is the recognition of $3.8 million of credit losses for specific issuers that operate in distressed industry sectors that were particularly affected by deteriorating economic conditions during the six months ended June 30, 2020.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 led by growth in benefits and claims as a result of the COVID-19 pandemic. Sales commissions expense also increased in the six months ended June 30, 2020 versus the six months ended June 30, 2019 due to increased commissions and fees revenue in early 2020. Insurance expenses were higher due to increases in expenses to support growth in the business and to enhance technology-related capabilities, partially offset by a decrease in operating expenses as a result of business travel restrictions and event cancellations in response to the COVID-19 pandemic.

Income taxes. Our effective income tax rate for the six months ended June 30, 2020 was 23.9% compared to 23.2% for the six months ended June 30, 2019. The difference is due to the same factors discussed above in the three-month comparison.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$711,188	$681,004	$30,184	4%	$1,407,751	$1,351,759	$55,992	4%
Ceded premiums	(400,919)	(398,927)	1,992	*	(786,151)	(787,027)	(876)	*
Net premiums	310,269	282,077	28,192	10%	621,600	564,732	56,868	10%
Allocated investment income	6,538	4,736	1,802	38%	12,785	9,180	3,605	39%
Other, net	11,426	10,055	1,371	14%	21,594	19,800	1,794	9%
Total revenues	328,233	296,868	31,365	11%	655,979	593,712	62,267	10%
Benefits and expenses:
Benefits and claims	135,409	111,480	23,929	21%	263,973	229,923	34,050	15%
Amortization of DAC	52,730	56,179	(3,449)	(6)%	118,571	120,245	(1,674)	(1)%
Insurance expenses	42,306	42,914	(608)	(1)%	89,472	84,746	4,726	6%
Insurance commissions	2,884	2,298	586	26%	6,169	4,461	1,708	38%
Total benefits and expenses	233,329	212,871	20,458	10%	478,185	439,375	38,810	9%
Income before income taxes	$94,904	$83,997	$10,907	13%	$177,794	$154,337	$23,457	15%
*	Less than 1%.

Results for the Three Months Ended June 30, 2020

Net premiums. Direct premiums increased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 largely due to sales of new policies in recent periods that contributed to growth in the in-force book of business.  Also contributing to the increase is continued positive trends in persistency. This is partially offset by a slight increase in ceded premiums, which includes $15.8 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, partially offset by $13.9 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to an increase in the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as our Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims increased during the three months ended June 30, 2020 compared to the same period in 2019 primarily due to higher mortality experience as a result of the COVID-19 pandemic as well as larger reserve increases due to favorable persistency.  COVID-19 related claims were approximately $10 million in the second quarter 2020.

Amortization of DAC. The amortization of DAC decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 largely due to significant improvements in persistency throughout all policy durations as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic.

Insurance expenses. Insurance expenses decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 largely as a result of business travel restrictions and event cancellations in response to the COVID-19 pandemic.

Results for the Six Months Ended June 30, 2020

Net premiums. Direct premiums increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 largely due to sales of new policies that contributed to growth in the in-force book of business and continued positive trends in persistency. The slight decline in ceded premiums includes $27.1 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions, partially offset by $26.3 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages. The continued impact from the increase of direct premiums combined with the reduction in ceded premiums caused net premiums to grow at a higher rate than direct premiums.

Allocated investment income. Allocated investment income increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the same factors discussed above in the three-month comparison.

Benefits and claims. Benefits and claims increased during the six months ended June 30, 2020 compared to the same period in 2019 due to the same factors discussed above in the three-month comparison.

Amortization of DAC. The amortization of DAC decreased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the same factors discussed above in the three-month comparison.

Insurance expenses. Insurance expenses increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to increases in expenses to support growth in the business and enhance technology-related capabilities, partially offset by a decrease in expenses as a result of business travel restrictions and event cancellations in response to the COVID-19 pandemic.

Insurance commissions. Insurance commissions increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as a result of higher non-deferrable sales force promotional activities.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$62,812	$71,438	$(8,626)	(12)%	$143,704	$138,435	$5,269	4%
Asset-based revenues	78,146	79,317	(1,171)	(1)%	159,540	152,956	6,584	4%
Account-based revenues	20,478	19,897	581	3%	40,682	39,509	1,173	3%
Other, net	2,745	2,434	311	13%	5,287	4,856	431	9%
Total revenues	164,181	173,086	(8,905)	(5)%	349,213	335,756	13,457	4%
Expenses:
Amortization of DAC	100	2,101	(2,001)	(95)%	4,405	2,578	1,827	71%
Insurance commissions	3,106	3,155	(49)	(2)%	6,307	6,180	127	2%
Sales commissions:
Sales-based	44,834	50,679	(5,845)	(12)%	101,395	98,509	2,886	3%
Asset-based	35,673	35,665	8	*	71,996	68,008	3,988	6%
Other operating expenses	33,608	34,143	(535)	(2)%	70,551	70,455	96	*
Total expenses	117,321	125,743	(8,422)	(7)%	254,654	245,730	8,924	4%
Income before income taxes	$46,860	$47,343	$(483)	(1)%	$94,559	$90,026	$4,533	5%
*	Less than 1%.

Results for the Three Months Ended June 30, 2020

Commissions and fees. Commissions and fees decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 driven by lower sales-based revenues as investor demand for mutual fund products and variable annuity products weakened due to market volatility caused by the COVID-19 pandemic. Volatility in average client asset values caused asset-based revenues to be modestly lower in 2020 compared to 2019 as the market values of client assets in the current period mostly rebounded from the lower levels at the beginning of the current period due to the COVID-19 pandemic.

Amortization of DAC. Amortization of DAC decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 largely due to positive market performance of the funds underlying our Canadian segregated funds product as investments markets partially recovered from lows associated with the COVID-19 pandemic in the first quarter of 2020.

Sales commissions. The decrease in sales-based commissions for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was generally consistent with the decrease in sales-based revenue while asset-based commissions were generally flat in-line with average client asset values.

Results for the Six Months Ended June 30, 2020

Commissions and fees. Commissions and fees increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 driven by higher demand for mutual fund products and variable annuity products during the first quarter of 2020, partially offset by lower demand in the second quarter as a result of market volatility caused by the COVID-19 pandemic. Also contributing to the increase in commissions and fees was growth in asset-based revenues as average client asset values increased in 2020 versus 2019 due to market performance and continued positive net flows since the prior year period.

Amortization of DAC. Amortization of DAC increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 largely due to negative market performance of the funds underlying our Canadian segregated funds product caused by market volatility and economic uncertainty associated with the COVID-19 pandemic in first quarter of 2020 compared with positive market performance in 2019.

Sales commissions. The increase in sales-based and asset-based commissions for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was generally consistent with the increase in sales-based and asset-based revenues.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$5,900	$6,258	$(358)	(6)%	$11,974	$12,789	$(815)	(6)%
Ceded premiums	(1,630)	(1,661)	(31)	(2)%	(3,223)	(3,356)	(133)	(4)%
Net premiums	4,270	4,597	(327)	(7)%	8,751	9,433	(682)	(7)%
Commissions and fees	10,352	7,817	2,535	32%	17,931	14,883	3,048	20%
Investment income net of investment expenses	30,246	31,901	(1,655)	(5)%	52,891	62,244	(9,353)	(15)%
Interest expense on surplus note	(14,074)	(11,769)	2,305	20%	(27,546)	(22,444)	5,102	23%
Net investment income	16,172	20,132	(3,960)	(20)%	25,345	39,800	(14,455)	(36)%
Realized investment gains (losses)	1,742	1,067	675	*	(8,288)	3,914	(12,202)	*
Other, net	865	1,335	(470)	(35)%	1,820	2,392	(572)	(24)%
Total revenues	33,401	34,948	(1,547)	(4)%	45,559	70,422	(24,863)	(35)%
Benefits and expenses:
Benefits and claims	4,237	3,588	649	18%	10,486	7,430	3,056	41%
Amortization of DAC	347	482	(135)	(28)%	512	567	(55)	(10)%
Insurance expenses	1,447	1,657	(210)	(13)%	2,991	3,226	(235)	(7)%
Insurance commissions	343	376	(33)	(9)%	701	806	(105)	(13)%
Sales commissions	4,985	3,755	1,230	33%	8,708	7,381	1,327	18%
Interest expense	7,200	7,201	(1)	*	14,392	14,381	11	*
Other operating expenses	22,544	21,769	775	4%	51,515	51,166	349	1%
Total benefits and expenses	41,103	38,828	2,275	6%	89,305	84,957	4,348	5%
Loss before income taxes	$(7,702)	$(3,880)	$3,822	99%	$(43,746)	$(14,535)	$29,211	201%
*	Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2020

Total revenues. Total revenues decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 largely due to the decrease in net investment income as discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above combined with increase in the allocation of net investment income accreted to our Term Life Insurance segment as our in-force business continues to grow. This was partially offset by an increase in commissions and fees income earned from higher sales of other distributed products, including our mortgage distribution business.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to higher sales commissions driven by increased sales of other distributed products. Also contributing to the increase was higher benefits and claims experienced as a result of increased mortality on non-term life insurance business written by NBLIC.

Results for the Six Months Ended June 30, 2020

Total revenues. Total revenues decreased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 largely due to the decrease in net investment income and realized investment gains (losses) as discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above combined with increase in the allocation of net investment income accreted to our Term Life Insurance segment as our in-force business continues to grow. This was partially offset by an increase in commissions and fees income earned from higher sales of other distributed products, including our mortgage distribution business.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to higher benefits and claims experienced on non-term life insurance business underwritten by NBLIC and the recognition of a $1.6 million allowance for ceded claims on a closed block of business that may not be collected from a reinsurer that was ordered into receivership. Also contributing to the increase during the six months ended June 30, 2020 was higher sales commissions driven by increased sales of other distributed products.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of June 30, 2020, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates or credit spreads could result in significant losses, realized or unrealized, in the value of our invested asset portfolio. For example, from December 31, 2019 to March 31, 2020 market volatility and economic uncertainty associated with the COVID-19 pandemic caused a sharp increase in credit spreads, which translated to a reduction in the net unrealized gain on our available-for-sale securities portfolio from $82.2 million to a net unrealized loss of $1.3 million. From March 31, 2020 to June 30, 2020, credit spreads tightened sharply as bond markets recovered and caused the net unrealized gain on our available-for-sale securities portfolio to grow to $119.7 million. Additionally, with respect to some of our investments we are subject to prepayment and, therefore, reinvestment risk.

Details on asset mix (excluding our held-to-maturity security) were as follows:

	June 30, 2020		December 31, 2019
Average rating of our fixed-maturity portfolio	A		A
Average duration of our fixed-maturity portfolio	4.1	years	3.6	years
Average book yield of our fixed-maturity portfolio	3.54%		3.54%

The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	June 30, 2020		December 31, 2019
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$486,515	22%	$555,640	24%
AA	263,032	12%	271,936	12%
A	504,864	22%	543,351	23%
BBB	912,446	40%	885,497	38%
Below investment grade	89,929	4%	59,190	3%
Not rated	3,087	*	2,389	*
Total	$2,259,873	100%	$2,318,003	100%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	June 30, 2020
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$20,655	$19,825	$830	AAA
Province of Ontario Canada	18,396	17,336	1,060	A+
Province of Quebec Canada	15,248	13,718	1,530	AA-
Province of New Brunswick Canada	11,879	10,997	882	A+
Wells Fargo & Co	11,716	11,730	(14)	A-
Province of Alberta Canada	11,551	10,648	903	A+
Williams Cos Inc/The	11,290	10,926	364	BBB
Cigna Corp	10,573	9,889	684	A-
Province of British Columbia Canada	10,566	10,068	498	AAA
Enbridge Inc	10,149	9,564	585	BBB+
Total – ten largest holdings	$132,023	$124,701	$7,322
Total – fixed-maturity securities	$2,379,553	$2,259,873
Percent of total fixed-maturity securities	6%	6%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of common shares outstanding. As of June 30, 2020, the Parent Company had cash and invested assets of $255.8 million.

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

Historically, cash flows generated by our businesses, primarily from our existing block of term life policies and our investment and savings products, have provided us with sufficient liquidity to meet our operating requirements. We have maintained strong cash flows despite the COVID-19 pandemic due to strong persistency and postponement of interim estimated tax payments by taxing authorities in response to the COVID-19 pandemic. Although our future cash flows could be adversely affected by further deterioration of economic conditions caused by the COVID-19 pandemic, we anticipate that cash flows from our businesses will continue to provide sufficient operating liquidity over the next 12 months.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2020	2019	$
	(In thousands)
Net cash provided by (used in) operating activities	$316,425	$185,085	$131,340
Net cash provided by (used in) investing activities	2,734	(56,762)	59,496
Net cash provided by (used in) financing activities	(214,943)	(146,693)	(68,250)
Effect of foreign exchange rate changes on cash	(741)	1,207	(1,948)
Change in cash and cash equivalents	$103,475	$(17,163)	$120,638

Operating Activities. Cash provided by operating activities increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 largely due to growth in direct premiums from higher sales of new policies and positive persistency trends in recent periods. The impact of direct premium growth and the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to drive positive incremental cash flows. Higher benefits and claims recognized during 2020 did not significantly impact cash flows due to an increase in claims payable at June 30, 2020 and a corresponding increase in ceded claims owed from reinsurers. Also contributing to the increase in cash provided by operating activities was the postponement of interim estimated income tax payments to the third quarter of 2020 as provided for by U.S. and Canadian tax authorities.

Investing Activities. Cash flows related to investing activities was a source of cash during the six months ended June 30, 2020 compared to a use of cash during the six months ended 2019 as a result of lower purchases and higher sales of available-for-sale securities in our invested asset portfolio. During the onset of bond market uncertainty presented by the COVID-19 pandemic in 2020, we paused purchases of investments in our available-for-sale portfolio in order to preserve liquidity before resuming such purchases as bond markets recovered through the end of the six months ended June 30, 2020.

Financing Activities.  Cash used in financing activities increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 mainly due to the accelerated timing of share repurchases made in 2020 in response to market conditions that provided an opportunity to repurchase shares at attractive prices. In addition, the level of share repurchase activity increased as the size of the share repurchase program in 2020 increased over 2019.

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

As of June 30, 2020, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of June 30, 2020, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a standardized reserving formula. Primerica Life adopted PBR as of January 1, 2018. The adoption of PBR facilitated extending the premium guarantees for Primerica Life for the entire initial term period for new sales. The PBR regulation will significantly reduce the statutory policy benefit reserve requirements, but will apply only for business issued after the effective date. As a result, we expect that the adoption of PBR will significantly reduce the need to engage in future redundant reserve financing transactions for business issued after the effective date. See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2019 Annual Report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022. We were in compliance with the covenants of the Senior Notes as of June 30, 2020. No events of default occurred during the three and six months ended June 30, 2020.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2019.

Short-Term Borrowings. We had no short-term borrowings as of or during the three and six months ended June 30, 2020.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of June 30, 2020.

Credit Facility Agreement. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available, as is expected to happen in 2022.  The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of June 30, 2020, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility in the three or six months ended June 30, 2020.

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
•

if heightened standards of conduct or more stringent licensing requirements, such as those adopted by the Securities and Exchange Commission and those proposed or adopted by the Department of Labor, state legislatures or regulators or Canadian securities regulators, are imposed on us or the sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations;

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our operations are exposed to the risk of major public health pandemics, epidemics or outbreaks (a “major public health crisis”), such as the COVID-19 pandemic, which, among other things, could cause a large number of premature deaths of our insureds. Although we have ceded a significant majority of our mortality risk to reinsurers, a major public health crisis could cause substantial volatility in our financial results for a period of time and could also materially harm the financial condition of our reinsurers or decrease the availability of reinsurance on new business. A major public health crisis could negatively impact our ability to attract new recruits, train and license the sales force, and incentivize the sales force to sell our products. If a significant number of sales representatives were to become ill, it could have a material adverse effect on recruiting, licensing, and our ability to write new business. A major public health crisis could also cause significant volatility in global financial markets and disrupt the economy and the demand for the term life insurance, investment and savings and other financial products that we sell. Our investment portfolio and the valuations of invested assets we hold could also be materially adversely affected.

Specifically with respect to the COVID-19 pandemic, government-mandated stay-at-home orders and similar social distancing measures (collectively, “prevention measures”) adopted in the first quarter of 2020 inhibited the face-to-face setting sales representatives primarily used to meet the needs of clients, attract new recruits, and retain and motivate sales representatives and such interactions may not be adequately replaced by technological solutions. Further, during the first quarter of 2020, prevention measures negatively impacted completion of paramedical tests necessary to underwrite some of our life insurance applications. Prevention measures also caused and continued to cause limited availability and capacity of licensing test centers, which negatively impact the ability of sales representatives to obtain the licenses necessary to sell certain of our products, including life insurance, securities and mortgages. Finally, prevention measures have also caused the cancellation of large meetings that we use to motivate the sales force to sell our products. While some of the prevention measures were lifted during the second quarter of 2020, similar or greater prevention measures could be imposed in the future especially if the pandemic continues to escalate in the United States. We cannot predict the impact that any such measures could have on our business and results of operations.

The COVID-19 pandemic has led to an economic downturn that is likely to continue for the foreseeable future.  This economic downturn has resulted in extraordinary unemployment rates, lower household income and lower consumer spending, all of which could adversely affect the persistency of in force business, the demand for the term life insurance, investment and savings and other financial products that we sell, our liquidity and our ability to attract new recruits. It could also negatively impact product providers and business partners with whom we have long-standing business relationships, which could materially adversely affect our business. Many state governments have required that insurance companies temporarily extend grace periods and adopt other measures intended to enable customers to maintain life insurance policies when facing financial hardships due to the COVID-19 pandemic. We do not yet know the impact this will have on the future persistency of our life insurance policies.  Further, the significant decline in the North American equity markets in the first quarter of 2020 impacted, and potential future declines could impact, the value of clients’ investment accounts and may have a negative effect on the Company’s sales of investment and savings products, both of which could have an adverse effect on our business, financial condition and results of operations.

While governmental and non-governmental organizations are engaging in efforts to combat the spread and severity of COVID-19, these measures have not been effective. Further, we cannot predict accurately how legal and regulatory responses to concerns about the COVID-19 pandemic will impact our business. For example, liability could result if persons are infected with COVID-19 at one of our offices or by one of the sales representatives and it is determined that we did not exercise reasonable precautions in how we protect our workplaces. The extent to which the COVID-19 pandemic may impact our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted accurately, including new information that may emerge concerning the severity of the COVID-19 pandemic, the duration of the pandemic and actions taken to contain or mitigate its impact.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2020, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2020	386,580	$91.83	386,580	$174,452,325
May 1 - 31, 2020	275,501	105.26	275,501	145,453,090
June 1 - 30, 2020	186,412	118.04	186,369	123,454,093
Total	848,493	101.95	848,450	123,454,093

(1)

Consists of (a) repurchases of 43 shares at an average price of $128.96 arising from share-based compensation tax withholdings and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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

Primerica, Inc.

August 6, 2020	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)