Form 10-Q
period 2020-09-30
Primerica, Inc.
filed 2020-11-05
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 39,303,270 shares of common stock, $0.01 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2020	December 31, 2019
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,318,098 in 2020 and $2,274,770 in 2019)	$2,453,076	$2,356,996
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,563,352 in 2020 and $1,299,102 in 2019)	1,323,740	1,184,370
Equity securities, at fair value (historical cost: $29,952 in 2020 and $32,671 in 2019)	33,856	40,684
Trading securities, at fair value (cost: $13,489 in 2020 and $43,257 in 2019)	13,470	43,233
Policy loans	30,605	32,927
Total investments	3,854,747	3,658,210
Cash and cash equivalents	330,877	256,876
Accrued investment income	18,448	17,361
Reinsurance recoverables	4,229,088	4,169,823
Deferred policy acquisition costs, net	2,532,409	2,325,750
Agent balances, due premiums and other receivables	280,915	227,100
Intangible assets	45,275	45,275
Income taxes	72,707	70,492
Operating lease right-of-use assets	47,685	47,265
Other assets	420,051	384,634
Separate account assets	2,468,328	2,485,745
Total assets	$14,300,530	$13,688,531

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,664,061	$6,446,569
Unearned and advance premiums	18,308	15,470
Policy claims and other benefits payable	467,609	339,954
Other policyholders’ funds	425,537	388,663
Notes payable	374,320	374,037
Surplus note	1,323,146	1,183,728
Income taxes	216,640	209,221
Operating lease liabilities	53,889	53,487
Other liabilities	519,363	510,443
Payable under securities lending	48,883	28,723
Separate account liabilities	2,468,328	2,485,745
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,580,084	12,036,040

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2020 and 2019; issued and outstanding 39,374 shares in 2020 and 41,207 shares in 2019)	394	412
Paid-in capital	-	-
Retained earnings	1,629,114	1,593,281
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(14,820)	(5,765)
Net unrealized investment gains (losses) on available-for-sale securities:	105,758	64,563
Total stockholders’ equity	1,720,446	1,652,491
Total liabilities and stockholders’ equity	$14,300,530	$13,688,531

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$736,606	$692,258	$2,156,331	$2,056,806
Ceded premiums	(393,716)	(388,982)	(1,183,090)	(1,179,364)
Net premiums	342,890	303,276	973,241	877,442
Commissions and fees	185,302	179,719	547,159	525,502
Investment income net of investment expenses	37,657	35,444	103,333	106,867
Interest expense on surplus note	(14,704)	(12,769)	(42,250)	(35,212)
Net investment income	22,953	22,675	61,083	71,655
Realized investment gains (losses)	642	285	(7,645)	4,200
Other, net	16,674	14,698	45,375	41,746
Total revenues	568,461	520,653	1,619,213	1,520,545

Benefits and expenses:
Benefits and claims	160,166	128,684	434,625	366,036
Amortization of deferred policy acquisition costs	47,491	63,883	170,979	187,273
Sales commissions	91,950	89,061	274,049	262,960
Insurance expenses	46,109	44,854	138,572	132,825
Insurance commissions	9,694	6,980	22,871	18,427
Interest expense	7,221	7,209	21,614	21,589
Other operating expenses	59,347	54,843	181,413	176,468
Total benefits and expenses	421,978	395,514	1,244,123	1,165,578
Income before income taxes	146,483	125,139	375,090	354,967
Income taxes	34,382	28,916	89,010	82,133
Net income	112,101	96,223	286,080	272,834

Earnings per share:
Basic earnings per share	$2.82	$2.28	$7.07	$6.40
Diluted earnings per share	$2.81	$2.28	$7.05	$6.38

Weighted-average shares used in computing earnings per share:
Basic	39,588	41,964	40,281	42,420
Diluted	39,710	42,100	40,396	42,550

Supplemental disclosures:
Total impairment losses	$(23)	$(1,064)	$(4,269)	$(1,225)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-	-
Net impairment losses recognized in earnings	(23)	(1,064)	(4,269)	(1,225)
Other net realized investment gains (losses)	92	536	1,176	733
Net gains (losses) recognized on equity securities	573	813	(4,552)	4,692
Net realized investment gains (losses)	$642	$285	$(7,645)	$4,200

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$112,101	$96,223	$286,080	$272,834
Other comprehensive income before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains on available-for-sale securities	15,347	12,304	49,624	93,329
Reclassification adjustment for realized investment (gains) losses included in net income	(50)	542	3,128	517
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	6,312	(4,009)	(9,055)	8,799
Total other comprehensive income before income taxes	21,609	8,837	43,697	102,645
Income tax expense related to items of other comprehensive income	3,265	2,696	11,557	20,100
Other comprehensive income, net of income taxes	18,344	6,141	32,140	82,545
Total comprehensive income	$130,445	$102,364	$318,220	$355,379

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Common stock:
Balance, beginning of period	$397	$420	$412	$427
Repurchases of common stock	(3)	(6)	(21)	(16)
Net issuance of common stock	-	1	3	4
Balance, end of period	394	415	394	415

Paid-in capital:
Balance, beginning of period	-	-	-	-
Share-based compensation	4,759	4,524	23,215	22,474
Net issuance of common stock	-	(1)	(3)	(4)
Repurchases of common stock	(4,759)	(4,523)	(23,212)	(22,470)
Balance, end of period	-	-	-	-

Retained earnings:
Balance, beginning of period	1,569,689	1,537,535	1,593,281	1,489,520
Cumulative effect from the adoption of new accounting standards, net	-	-	(1,240)	-
Net income	112,101	96,223	286,080	272,834
Dividends	(15,882)	(14,324)	(48,496)	(43,468)
Repurchases of common stock	(36,794)	(66,149)	(200,511)	(165,601)
Balance, end of period	1,629,114	1,553,285	1,629,114	1,553,285

Accumulated other comprehensive income:
Balance, beginning of period	72,594	47,970	58,798	(28,434)
Change in foreign currency translation adjustment, net of income taxes	6,312	(4,009)	(9,055)	8,799
Change in net unrealized investment gains during the period, net of income taxes	12,032	10,150	41,195	73,746
Balance, end of period	90,938	54,111	90,938	54,111
Total stockholders’ equity	$1,720,446	$1,607,811	$1,720,446	$1,607,811

Dividends declared per share	$0.40	$0.34	$1.20	$1.02

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$286,080	$272,834
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	399,193	206,624
Deferral of policy acquisition costs	(377,610)	(320,224)
Amortization of deferred policy acquisition costs	170,979	187,273
Change in income taxes	(7,845)	(8,216)
Realized investment (gains) losses	7,645	(4,200)
Accretion and amortization of investments	779	(503)
Depreciation and amortization	12,486	13,285
Change in reinsurance recoverables	(69,774)	(15,650)
Change in agent balances, due premiums and other receivables	(53,815)	(31,838)
Trading securities sold, matured, or called (acquired), net	29,582	51
Share-based compensation	15,737	15,069
Change in other operating assets and liabilities, net	(9,484)	6,826
Net cash provided by (used in) operating activities	403,953	321,331

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	62,925	33,472
Fixed-maturity securities — matured or called	335,053	305,349
Short-term investments — matured or called	-	8,250
Equity securities — sold	2,508	3,136
Available-for-sale investments acquired:
Fixed-maturity securities	(435,934)	(444,160)
Equity securities — acquired	(179)	(818)
Purchases of property and equipment and other investing activities, net	(22,450)	(19,988)
Cash collateral received (returned) on loaned securities, net	20,160	(12,629)
Sales (purchases) of short-term investments using securities lending collateral, net	(20,160)	12,629
Net cash provided by (used in) investing activities	(58,077)	(114,759)

Cash flows from financing activities:
Dividends paid	(48,496)	(43,468)
Common stock repurchased	(218,079)	(181,069)
Tax withholdings on share-based compensation	(5,666)	(7,017)
Finance leases	(209)	(211)
Net cash provided by (used in) financing activities	(272,450)	(231,765)
Effect of foreign exchange rate changes on cash	575	801
Change in cash and cash equivalents	74,001	(24,392)
Cash and cash equivalents, beginning of period	256,876	262,138
Cash and cash equivalents, end of period	$330,877	$237,746

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2020 and December 31, 2019, the statements of income, comprehensive income, and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019.  Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality, disability, and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The guidance in ASU 2018-12 will be applied to the earliest period presented in the condensed consolidated financial statements beginning on the effective date. On September 30, 2020, the FASB voted to defer the effective date of ASU 2018-12 by an additional year, moving the effective date from January 1, 2022 to January 1, 2023.  The adoption of ASU 2018-12 will have an impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls.  We are currently working on processes that will allow us to obtain the requisite data, modify our valuation system, and develop key assumptions that will be necessary to evaluate and implement this standard. As such, we are unable to determine the magnitude of the impact ASU 2018-12 will have on our condensed consolidated financial statements at this time.

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

Notable information included in profit or loss by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenues:
Term life insurance segment	$357,799	$314,527	$1,013,778	$908,239
Investment and savings products segment	176,337	173,153	525,551	508,909
Corporate and other distributed products segment	34,325	32,973	79,884	103,397
Total revenues	$568,461	$520,653	$1,619,213	$1,520,545

Net investment income:
Term life insurance segment	$6,813	$5,123	$19,598	$14,303
Investment and savings products segment	-	-	-	-
Corporate and other distributed products segment	16,140	17,552	41,485	57,352
Total net investment income	$22,953	$22,675	$61,083	$71,655

Amortization of DAC:
Term life insurance segment	$45,529	$61,548	$164,099	$181,792
Investment and savings products segment	1,667	2,044	6,072	4,622
Corporate and other distributed products segment	295	291	808	859
Total amortization of DAC	$47,491	$63,883	$170,979	$187,273

Non-cash share-based compensation expense:
Term life insurance segment	$566	$572	$3,031	$3,061
Investment and savings products segment	635	660	2,397	2,780
Corporate and other distributed products segment	1,018	838	10,309	9,228
Total non-cash share-based compensation expense	$2,219	$2,070	$15,737	$15,069

Income (loss) before income taxes:
Term life insurance segment	$105,315	$83,760	$283,110	$238,099
Investment and savings products segment	51,372	48,795	145,931	138,821
Corporate and other distributed products segment	(10,204)	(7,416)	(53,951)	(21,953)
Total income before income taxes	$146,483	$125,139	$375,090	$354,967

Total assets by segment were as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Assets:
Term life insurance segment	$6,849,335	$6,546,129
Investment and savings products segment (1)	2,590,140	2,598,493
Corporate and other distributed products segment	4,861,055	4,543,909
Total assets	$14,300,530	$13,688,531

_______________

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $121.9 million and $112.8 million as of September 30, 2020 and December 31, 2019, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets and condensed consolidated statements of income, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenues by country:
United States	$488,216	$443,883	$1,384,215	$1,293,971
Canada	80,245	76,770	234,998	226,574
Total revenues	$568,461	$520,653	$1,619,213	$1,520,545
Income before income taxes by country:
United States	$122,797	$104,033	$304,895	$291,491
Canada	23,686	21,106	70,195	63,476
Total income before income taxes	$146,483	$125,139	$375,090	$354,967

	September 30, 2020	December 31, 2019
	(In thousands)
Long-lived assets by country:
United States	$41,588	$41,200
Canada	4,416	4,916
Total long-lived assets	$46,004	$46,116

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,759	$466	$(1)	$10,224
Foreign government	160,379	12,615	(44)	172,950
States and political subdivisions	154,666	7,927	(452)	162,141
Corporates	1,507,770	104,860	(8,555)	1,604,075
Residential mortgage-backed securities	282,899	12,276	(53)	295,122
Commercial mortgage-backed securities	115,155	5,762	(391)	120,526
Other asset-backed securities	87,470	1,640	(1,072)	88,038
Total fixed-maturity securities	$2,318,098	$145,546	$(10,568)	$2,453,076

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,197	$287	$-	$10,484
Foreign government	154,945	6,362	(235)	161,072
States and political subdivisions	120,000	3,288	(695)	122,593
Corporates	1,436,877	63,892	(1,118)	1,499,651
Residential mortgage-backed securities	305,897	6,848	(222)	312,523
Commercial mortgage-backed securities	128,913	3,191	(99)	132,005
Other asset-backed securities	117,941	970	(243)	118,668
Total fixed-maturity securities	$2,274,770	$84,838	$(2,612)	$2,356,996

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of September 30, 2020 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$151,438	$153,747
Due after one year through five years	855,485	911,029
Due after five years through 10 years	521,830	562,810
Due after 10 years	303,821	321,804
	1,832,574	1,949,390
Mortgage- and asset-backed securities	485,524	503,686
Total AFS fixed-maturity securities	$2,318,098	$2,453,076

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	September 30, 2020		December 31, 2019
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$13,489	$13,470	$43,257	$43,233

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

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of September 30, 2020, the LLC Note had an estimated unrealized holding gain of $239.6 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 4 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 12 (Debt) for more information on the Surplus Note.

As of September 30, 2020, no credit losses have been recognized on the LLC Note held-to-maturity security.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.8 million and $7.5 million as of September 30, 2020 and December 31, 2019, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $48.9 million and $28.7 million as of September 30, 2020 and December 31, 2019, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Fixed-maturity securities (available-for-sale)	$20,883	$20,380	$61,880	$61,058
Fixed-maturity security (held-to-maturity)	14,704	12,769	42,250	35,212
Equity securities	433	448	1,345	1,381
Policy loans and other invested assets	242	234	973	854
Cash and cash equivalents	114	1,191	1,099	3,808
Total return on deposit asset underlying 10% coinsurance agreement(1)	2,858	2,639	1,962	11,130
Gross investment income	39,234	37,661	109,509	113,443
Investment expenses	(1,577)	(2,217)	(6,176)	(6,576)
Investment income net of investment expenses	37,657	35,444	103,333	106,867
Interest expense on surplus note	(14,704)	(12,769)	(42,250)	(35,212)
Net investment income	$22,953	$22,675	$61,083	$71,655

(1)

For the three and nine months ended September 30, 2020, included $1.2 million and $(2.9) million, respectively, of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.  For the three and nine months ended September 30, 2019, included $0.5 million and $5.1 million, respectively, of net gains recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.

The components of net realized investment gains (losses) recognized in net income as well as details on gross realized investment gains and losses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$632	$523	$1,816	$994
Gross losses from sales of available-for-sale securities	(559)	(1)	(675)	(286)
Credit losses on available-for-sale securities	(23)	(1,064)	(4,269)	(1,225)
Net gains (losses) recognized in net income during the period on equity securities	573	813	(4,552)	4,692
Gains (losses) from bifurcated options	26	14	42	14
Gains (losses) on trading securities	(7)	-	(7)	11
Net realized investment gains (losses)	$642	$285	$(7,645)	$4,200

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Proceeds from sales or other redemptions	$122,148	$106,177	$397,978	$347,071

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net gains (losses) recognized in net income during the period on equity securities	$573	$813	$(4,552)	$4,692
Less: Net gains (losses) recognized on equity securities sold	(59)	-	(250)	(254)
Net gains (losses) recognized in net income on equity securities still held as of period-end	$632	$813	$(4,302)	$4,946

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

The following table summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2020, aggregated by major security type and length of time such securities have continuously been in an unrealized loss position:

	September 30, 2020
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,628	$(1)	$-	$-
Foreign government	4,255	(44)	-	-
States and political subdivisions	25,262	(452)	-	-
Corporates	177,198	(6,534)	8,820	(2,021)
Residential mortgage-backed securities	1,384	(29)	928	(24)
Commercial mortgage-backed securities	16,425	(375)	2,173	(16)
Other asset-backed securities	21,688	(975)	3,904	(97)
Total fixed-maturity securities	$247,840	$(8,410)	$15,825	$(2,158)

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $274.2 million as of September 30, 2020.

As of September 30, 2020, we did not recognize credit losses in the condensed consolidated statement of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments.  For those that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them.

For the three and nine months ended September 30, 2020, we recorded less than $0.1 million and approximately $4.3 million, respectively, for credit losses in the condensed consolidated statement of income on available-for-sale securities. For the three months ended September 30, 2020 none of the credit losses were recorded as an adjustment to the amortized cost basis due to our intent to sell securities.  For the nine months ended September 30, 2020 approximately $3.8 million of the credit losses were recorded as an adjustment to the amortized cost basis due to our intent to sell securities of specific issuers that operate in distressed industry sectors.  We recognize credit losses on securities due to: our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; and analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default.  The remaining portion of credit losses was recognized in the allowance for credit losses.

The rollforward of the allowance for credit losses on available-for-sale securities for the three and nine months ended September 30, 2020 was as follows:

	Three months ended September 30,	Nine months ended September 30,
	(In thousands)
Allowance for credit losses, beginning of period	$465	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	-	525
Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	23	(37)
Write-offs charged against the allowance, if any	(465)	(465)
Allowance for credit losses, end of period	$23	$23

Other-than-temporary Impairments (“OTTI”).  For the three and nine months ended September 30, 2019, which preceded the adoption of ASC 326, we reviewed available-for-sale securities in an unrealized loss position for OTTI. Credit risk, interest rate risk, the amount of time the security has been in an unrealized loss position, actions taken by ratings agencies, and other factors were considered in determining whether an unrealized loss is other-than-temporary. We recognized OTTI in the condensed consolidated statement of income for the impairment on available-for-sale securities that we intended to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale securities that we had no intent to sell and believed that it was not more-likely-than-not we would be required to sell prior to recovery, only the credit loss component of OTTI was recognized in our condensed consolidated statement of income, while the remainder was recognized in other comprehensive income in the condensed consolidated statement of comprehensive income as an unrealized loss. The credit loss component of OTTI recognized in net income was identified as the amount of principal cash flows not expected to be received over the remaining term of the security. Any subsequent changes (if not an other-than-temporary impairment) in the fair value of available-for-sale securities were recognized in other comprehensive income in the accompanying condensed consolidated statements of comprehensive income. Factors considered in determining whether an impairment was temporary include: the length of time and extent to which fair value had been below cost; the financial condition and near-term prospects for the issuer; the payment structure of the security, and our ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery of its amortized cost.  We also considered our anticipated sources of cash to fund operating activities and share repurchases when assessing our ability and intent to hold a security to allow for the recovery of its amortized cost basis in determining whether to recognize OTTI.

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

OTTI recognized in earnings for available-for-sale securities for the three and nine months ended September 30, 2019 were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(In thousands)
OTTI on fixed-maturity securities not in default	$1,064	$1,222
OTTI on fixed-maturity securities in default	-	3
Total OTTI recognized in earnings	$1,064	$1,225

OTTI recognized in earnings for available-for-sale securities for the three and nine months ended September 30, 2019 were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$-	$3
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	-	-
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell before recovery	-	3
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	1,064	1,222
OTTI recognized in earnings	$1,064	$1,225

The rollforward of the OTTI recognized in net income for all fixed-maturity securities still held for the three and nine months ended September 30, 2019 was as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$2,407	$2,511
Additions for securities where no OTTI were recognized prior to the beginning of the period	968	1,126
Additions for securities where OTTI have been recognized prior to the beginning of the period	96	99
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit-impaired securities	(209)	(474)
Reductions for exchanges of securities previously impaired	-	-
Cumulative OTTI recognized in net income for securities still held, end of period	$3,262	$3,262

As of December 31, 2019, no cumulative impairment losses have been recognized on the LLC Note held-to-maturity security.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of September 30, 2020 and December 31, 2019. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,224	$-	$10,224
Foreign government	-	172,950	-	172,950
States and political subdivisions	-	162,141	-	162,141
Corporates	5,687	1,598,388	-	1,604,075
Residential mortgage-backed securities	-	292,097	3,025	295,122
Commercial mortgage-backed securities	-	120,526	-	120,526
Other asset-backed securities	-	88,038	-	88,038
Total available-for-sale securities	5,687	2,444,364	3,025	2,453,076
Equity securities	32,644	1,038	174	33,856
Trading securities	-	13,470	-	13,470
Separate accounts	-	2,468,328	-	2,468,328
Total fair value assets	$38,331	$4,927,200	$3,199	$4,968,730
Fair value liabilities:
Separate accounts	$-	$2,468,328	$-	$2,468,328
Total fair value liabilities	$-	$2,468,328	$-	$2,468,328

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,484	$-	$10,484
Foreign government	-	161,072	-	161,072
States and political subdivisions	-	122,593	-	122,593
Corporates	5,865	1,493,786	-	1,499,651
Residential mortgage-backed securities	-	312,497	26	312,523
Commercial mortgage-backed securities	-	132,005	-	132,005
Other asset-backed securities	-	118,244	424	118,668
Total available-for-sale securities	5,865	2,350,681	450	2,356,996
Equity securities	39,499	1,050	135	40,684
Trading securities	-	43,233	-	43,233
Separate accounts	-	2,485,745	-	2,485,745
Total fair value assets	$45,364	$4,880,709	$585	$4,926,658
Fair value liabilities:
Separate accounts	$-	$2,485,745	$-	$2,485,745
Total fair value liabilities	$-	$2,485,745	$-	$2,485,745

In estimating fair value of our investments, we use third-party pricing services for 94% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly-traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating), liquidity and yield based on quality rating, average life and U.S. Treasury yields. All observable data inputs are corroborated by independent third-party data. We also corroborate pricing information provided by our third-party pricing service by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and/or independently developed pricing methodologies.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30, (1)
	2020	2019	2020	2019
	(In thousands)
Level 3 assets, beginning of period	$5,268	$1,026	$585	$921
Net unrealized gains (losses) included in other comprehensive income	-	(1)	2	(14)
Realized gains (losses) and accretion (amortization) recognized in earnings	(444)	(11)	(452)	(35)
Purchases	2,999	-	2,999	-
Settlements	(4,624)	(216)	(4,970)	(412)
Transfers into Level 3	-	-	5,035	836
Transfers out of Level 3	-	-	-	(498)
Level 3 assets, end of period	$3,199	$798	$3,199	$798

(1)

Activities for investments that enter Level 3 in one quarter and exit Level 3 in another quarter within the same fiscal year are not eliminated until year-end when only the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and nine months ended September 30, 2020 and 2019.

The carrying values and estimated fair values of our financial instruments were as follows:

	September 30, 2020		December 31, 2019
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,453,076	$2,453,076	$2,356,996	$2,356,996
Fixed-maturity security (held-to-maturity) (3)	1,323,740	1,563,352	1,184,370	1,299,102
Equity securities	33,856	33,856	40,684	40,684
Trading securities	13,470	13,470	43,233	43,233
Policy loans (3)	30,605	30,605	32,927	32,927
Deposit asset underlying 10% coinsurance agreement (3)	236,293	236,293	233,499	233,499
Separate accounts	2,468,328	2,468,328	2,485,745	2,485,745
Liabilities:
Notes payable (1) (2)	$374,320	399,942	$374,037	$395,522
Surplus note (1) (3)	1,323,146	1,551,330	1,183,728	1,296,972
Separate accounts	2,468,328	2,468,328	2,485,745	2,485,745

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a Level 2 fair value measurement.
(3)	Classified as a Level 3 fair value measurement.

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

Details on in force life insurance were as follows:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Direct life insurance in force	$842,842,940	$810,995,295
Amounts ceded to other companies	(728,453,611)	(702,727,956)
Net life insurance in force	$114,389,329	$108,267,339
Percentage of reinsured life insurance in force	86%	87%

Benefits and claims ceded to reinsurers during the three and nine months ended September 30, 2020 were $399.7 million and $1,209.3 million, respectively, compared to $321.5 million and $981.5 million, respectively, for the three and nine months ended September 30, 2019.

Reinsurance recoverables as of September 30, 2020 and December 31, 2019 include ceded reserve balances, ceded claim liabilities, and ceded claims paid. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	September 30, 2020		December 31, 2019
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,670,796	N/R	$2,696,924	NR
SCOR Global Life Reinsurance Companies (3)	377,723	A+	352,049	A+
Munich Re of Malta (2) (5)	272,995	N/R	286,433	NR
Swiss Re Life & Health America Inc. (4)	238,367	A+	233,572	A+
American Health and Life Insurance Company (2)	164,540	B++	167,471	B++
Munich American Reassurance Company	131,762	A+	118,372	A+
RGA Reinsurance	118,766	A+	100,328	A+
Korean Reinsurance Company	118,640	A	108,410	A
Hannover Life Reassurance Company	39,820	A+	33,772	A+
TOA Reinsurance Company	37,053	A	26,160	A
All other reinsurers	64,220	-	48,679	-
Allowance for credit losses	(5,594)		(2,347)
Reinsurance recoverables	$4,229,088		$4,169,823

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
(2)

Reinsurance recoverables includes balances ceded under coinsurance transactions of term life insurance policies that were in force as of December 31, 2009. Amounts shown are net of their share of the reinsurance recoverables from other reinsurers.  Arrangements with these reinsurers include collateral trust agreements held in support of reinsurance recoverables.

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

The rollforward of the allowance for credit losses on reinsurance recoverables for the three and nine months ended September 30, 2020 was as follows:
	Three months ended September, 2020	Nine months ended September 30, 2020
	(In thousands)
Balance, beginning of period (1)	$5,602	$3,917
Current period provision for expected credit losses	-	1,685
Less: Recoveries from expected credit losses previously recorded	(8)	(8)
Balance, at the end of period	$5,594	$5,594

(1)      The beginning balance for the nine months ended September 30, 2020 reflects the adjustment made to the allowance for credit losses balance for the adoption of ASC 326 on January 1, 2020.

Prior to the adoption of ASC 326, credit losses on reinsurance recoverables were recognized based on an incurred loss model that recognized credit losses if probable and reasonably estimable.  We recognized $0.7 million of credit losses under the incurred loss model during the three and nine months ended September 30, 2019.

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Nine months ended September 30,
	2020	2019
	(In thousands)
Policy claims and other benefits payable, beginning of period	$339,954	$313,862
Less reinsured policy claims and other benefits payable	388,797	318,653
Net balance, beginning of period	(48,843)	(4,791)
Incurred related to current year	171,485	139,794
Incurred related to prior years (1)	(4,145)	(991)
Total incurred	167,340	138,803
Claims paid related to current year, net of reinsured policy claims received	(208,117)	(201,858)
Reinsured policy claims received related to prior years, net of claims paid	60,355	13,159
Total paid	(147,762)	(188,699)
Foreign currency translation	(165)	216
Net balance, end of period	(29,430)	(54,471)
Add reinsured policy claims and other benefits payable	497,039	371,007
Balance, end of period	$467,609	$316,536

(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period-end and the actual incurred claims reported after period-end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity, adjusted for any current new trends and conditions, and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Nine months ended September 30,
	2020	2019
	(In thousands)
Common stock, beginning of period	$41,207	$42,694
Shares issued for stock options exercised	-	-
Shares of common stock issued upon lapse of restricted stock units (“RSUs”)	287	377
Common stock retired	(2,120)	(1,579)
Common stock, end of period	$39,374	$41,492

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of September 30, 2020, we had a total of 310,768 RSUs and 81,796 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares issued could be higher or lower based on actual versus targeted performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

On February 7, 2019, our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock through June 30, 2020.  On February 10, 2020, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our outstanding common stock (including $50.0 million that remained from the prior repurchase program) for purchases through June 30, 2021. Under these share repurchase programs, we repurchased 2,068,826 shares of our common stock in the open market for an aggregate purchase price of $218.1 million through September 30, 2020. Approximately $81.9 million remains available for repurchases of our outstanding common stock under the share repurchase program as of September 30, 2020.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$112,101	$96,223	$286,080	$272,834
Income attributable to unvested participating securities	(493)	(415)	(1,239)	(1,251)
Net income used in calculating basic EPS	$111,608	$95,808	$284,841	$271,583
Denominator:
Weighted-average vested shares	39,588	41,964	40,281	42,420
Basic EPS	$2.82	$2.28	$7.07	$6.40

Diluted EPS:
Numerator:
Net income	$112,101	$96,223	$286,080	$272,834
Income attributable to unvested participating securities	(492)	(413)	(1,236)	(1,248)
Net income used in calculating diluted EPS	$111,609	$95,810	$284,844	$271,586
Denominator:
Weighted-average vested shares	39,588	41,964	40,281	42,420
Dilutive effect of incremental shares to be issued for contingently-issuable shares	122	136	115	130
Weighted-average shares used in calculating diluted EPS	39,710	42,100	40,396	42,550
Diluted EPS	$2.81	$2.28	$7.05	$6.38

(9) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“2010 OIP”) and the Primerica, Inc. 2020 Omnibus Incentive Plan (“2020 OIP”), which was approved by the Company’s stockholders on May 13, 2020 following the expiration of the 2010 OIP in accordance with its terms. No future awards will be made under the 2010 OIP.  The 2020 OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards.  In addition to time-based vesting requirements, awards granted under the 2020 OIP may also be subject to specified performance criteria.  Under the 2010 OIP, the Company issued equity awards to our management (officers and other key employees), non-employees who served on our Board of Directors, and sales force leaders.  For more information on equity awards granted under the 2010 OIP, see Note 14 (Share-Based Transactions) to our consolidated financial statements within our 2019 Annual Report.  Under the 2020 OIP, the Company has issued equity awards to non-employees who serve on our Board of Directors and sales force leaders and it will issue future equity awards to management.

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

The impacts of equity awards granted are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Equity awards expense recognized	$2,219	$2,070	$15,737	$15,056
Equity awards expense deferred	2,542	2,457	7,501	7,398

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

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of September 30, 2020, the amount of the LOC outstanding was $218.4 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of September 30, 2020, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(11) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$6,312	$(4,009)	$(9,055)	$8,799
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$6,312	$(4,009)	$(9,055)	$8,799
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$15,347	$12,304	$49,624	$93,329
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	3,276	2,582	10,900	19,991
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	12,071	9,722	38,724	73,338
			…
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(50)	542	3,128	517
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(11)	114	657	109
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(39)	428	2,471	408
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$12,032	$10,150	$41,195	$73,746

(12) Debt

Notes Payable. As of September 30, 2020, the Company had $375.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022. As of September 30, 2020, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three or nine months ended September 30, 2020.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2019 Annual Report.

Surplus Note. As of September 30, 2020, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.3 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s Surplus Note and LLC Note are included in Note 10 (Debt) and Note 4 (Investments) to our consolidated financial statements within our 2019 Annual Report.

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available, as is expected to happen in 2022. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of September 30, 2020, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default occurred under the Revolving Credit Facility during the three or nine months ended September 30, 2020.

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$12,717	$10,985	$34,311	$30,785
Total segment revenues from contracts with customers	12,717	10,985	34,311	30,785
Revenues from sources other than contracts with customers	345,082	303,542	979,467	877,454
Total Term Life Insurance segment revenues	$357,799	$314,527	$1,013,778	$908,239

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$65,600	$69,034	$209,304	$207,469
Asset-based revenues	71,970	66,289	203,629	190,997
Account-based revenues	21,008	20,449	61,690	59,958
Other, net	3,034	2,661	8,322	7,517
Total segment revenues from contracts with customers	161,612	158,433	482,945	465,941
Revenues from sources other than contracts with customers (segregated funds)	14,725	14,720	42,606	42,968
Total Investment and Savings Products segment revenues	$176,337	$173,153	$525,551	$508,909

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$11,999	$9,227	$29,930	$24,110
Other, net	923	1,052	2,742	3,444
Total segment revenues from contracts with customers	12,922	10,279	32,672	27,554
Revenues from sources other than contracts with customers	21,403	22,694	47,212	75,843
Total Corporate and Other Distributed Products segment revenues	$34,325	$32,973	$79,884	$103,397

(1)

Commissions and fees for the three and nine months ended September 30, 2020 included $1.3 million and $3.9 million, respectively, and for the three and nine months ended September 30, 2019 included $1.7 million and $4.2 million, respectively, attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

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

Activity in the contract asset account was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Balance, beginning of period	$52,523	$50,467	$51,701	$50,119
Current period sales, net of collection of renewal commissions	1,039	1,207	1,861	1,555
Balance, at the end of period	$53,562	$51,674	$53,562	$51,674

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the three and nine months ended September 30, 2020 and September 30, 2019.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2019 to September 30, 2020. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2019 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Corporate and Other Distributed Products. Our Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including closed blocks of various insurance products underwritten by NBLIC, prepaid legal services, mortgage originations, and other financial products. These products, except for closed blocks of various insurance products underwritten by NBLIC, are distributed pursuant to distribution arrangements with third-party companies through the independent sales force. Net investment income earned on our invested asset portfolio is recorded in our Corporate and Other Distributed Products segment, with the exception of the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs.  Interest expense incurred by the Company is attributed solely to the Corporate and Other Distributed Products segment.

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

During the nine months ended September 30, 2020, market conditions changed rapidly due to the impact of the Coronavirus (“COVID-19”) pandemic. Measures taken to combat the spread of COVID-19 led to economic uncertainty and market volatility in the United States and Canada that will continue to impact our business for an uncertain period of time. To date, this economic decline, partial recovery and continued uncertainty have resulted in elevated unemployment rates, lower household income, sharp fluctuations in consumer spending, and historic levels of government stimulus. In addition, market volatility has led to large fluctuations in the fair value of securities held in our invested asset portfolio. The impact on our operating results for the nine months ended September 30, 2020 caused by the spread of COVID-19 is discussed in more detail later in this section, the Results of Operations section, and the Financial Condition section.

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

•

To date, the impact of COVID-19 has led to historically high levels of persistency throughout all policy durations and increased policy sales as a result of strong public sentiment towards owning life insurance products. It is unknown how long these trends will continue and to what extent persistency levels and policy sales will normalize as the current fear associated with the COVID-19 pandemic subsides.   Also, the prolonged impact of elevated unemployment and lower household income may cause deterioration in persistency of existing term life insurance policies. Refer to the Factors Affecting Our Results section for more information about how lower persistency impacts our financial results.

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

The size of the life-licensed independent sales force was as follows:

	September 30, 2020	June 30, 2020
Life-licensed sales representatives	136,306	134,157

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
New recruits	101,861	72,345	319,746	221,741
New life-licensed sales representatives	13,138	12,682	35,987	33,666

New recruits increased during the three and nine months ended September 30, 2020 compared to the same period in 2019 due to positive recruiting momentum at the onset of the COVID-19 pandemic combined with the effect of offering discounted business application fees during the period. The discounted fees began in March 2020 and were extended through the end of July 2020.  After the discounted fee offering expired, recruiting momentum remained strong through September 2020.  The number of new life-licensed sales representative increased during 2020 but faced challenges presented by the COVID-19 pandemic that included the suspensions of live licensing preparation classes and the closing of licensing examination centers. In order to address these challenges, we have enhanced current incentive programs that encourage recruits to complete the licensing process, expanded the reach of online offerings for licensing exam preparation and facilitated the use of remote testing where offered. As examination centers have reopened, we have noted delays in available testing dates due to the back log that accumulated during COVID-19 related closures. In addition, many states have begun issuing temporary licenses until the full licensing process can be completed. As of September 30, 2020, the Company had 136,306 independent life-licensed representatives, including 5,200 individuals with COVID-19 temporary licenses of which we expect approximately 40% to convert to permanent licenses.  The total also included 4,500 licenses with extended renewal dates of which we estimate 40% will be renewed.

Term Life Insurance Product Sales and Face Amount In Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Average number of life-licensed sales representatives	135,083	130,200	132,275	130,206
Number of new policies issued	100,199	73,434	265,561	216,340
Average monthly rate of new policies issued per life-licensed sales representative	0.25	0.19	0.22	0.18

New policies issued during the three and nine months ended September 30, 2020 increased significantly compared to the same periods in 2019 as a result of continued favorable public sentiment for protection products in response to the COVID-19 pandemic. The ability of life-licensed representatives to adapt to the use of virtual communication tools, when combined with extensive point-of-sales technologies and existing products, allowed them to readily meet our client’s needs. These factors drove productivity for the three months ended September 30, 2020 higher than the historic range. While current period sales of new policies were strong, the effect of continued weakness in household income caused by the COVID-19 pandemic and a change in public sentiment that is less favorable to protection products following the pandemic could adversely impact sales in future periods.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2020	% of beginning balance	2019	% of beginning balance	2020	% of beginning balance	2019	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$821,998		$796,376		$808,262		$781,041
Net change in face amount:
Issued face amount	30,104	4%	24,087	3%	81,079	10%	70,312	9%
Terminations	(13,733)	(2)%	(17,740)	(2)%	(46,343)	(6)%	(52,635)	(7)%
Foreign currency	1,858	*	(1,229)	*	(2,771)	*	2,776	*
Net change in face amount	18,229	2%	5,118	1%	31,965	4%	20,453	3%
Face amount in force, end of period	$840,227		$801,494		$840,227		$801,494
*	Less than 1%.

The face amount of term life policies in force increased 2% and 4% for the three and nine months ended September 30, 2020, respectively, as the level of face amount issued continued to exceed the face amount terminated. As a percentage of the beginning face amount in force, issued face amount increased while terminated face amount decreased, highlighting the strong demand for both buying and maintaining protection products during the three and nine months ended September 30, 2020.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$1,064	$1,015	$49	5%	$3,189	$3,025	$164	5%
Annuities and other	469	588	(119)	(20)%	1,631	1,736	(105)	(6)%
Total sales-based revenue generating product sales	1,533	1,603	(70)	(4)%	4,820	4,761	59	1%
Managed investments	223	177	46	26%	669	542	127	23%
Segregated funds and other	85	76	9	12%	284	247	37	15%
Total product sales	$1,841	$1,856	$(15)	(1)%	$5,773	$5,550	$223	4%
Average client asset values:
Retail mutual funds	$43,729	$40,512	$3,217	8%	$41,177	$39,236	$1,941	5%
Annuities and other	20,997	19,410	1,587	8%	19,998	18,901	1,097	6%
Managed investments	4,325	3,652	673	18%	4,034	3,450	584	17%
Segregated funds	2,461	2,428	33	1%	2,373	2,373	-	*
Total average client asset values	$71,512	$66,002	$5,510	8%	$67,582	$63,960	$3,622	6%
*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2020	% of beginning balance	2019	% of beginning balance	2020	% of beginning balance	2019	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$68,224		$65,878		$70,537		$57,704
Net change in asset values:
Inflows	1,841	3%	1,856	3%	5,773	8%	5,550	10%
Redemptions	(1,334)	(2)%	(1,670)	(3)%	(4,110)	(6)%	(4,832)	(8)%
Net flows	507	1%	186	*	1,663	2%	718	1%
Change in fair value, net	3,669	5%	294	*	776	1%	7,510	13%
Foreign currency, net	206	*	(136)	*	(370)	(1)%	290	1%
Net change in asset values	4,382	6%	344	1%	2,069	3%	8,518	15%
Asset values, end of period	$72,606		$66,222		$72,606		$66,222
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	Positions	%	2020	2019	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,072	2,007	65	3%	2,050	2,000	50	3%
Recordkeeping only	685	646	39	6%	672	642	30	5%
Total average number of fee- generating positions	2,757	2,653	102	4%	2,722	2,642	80	3%
(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Three Months Ended September 30, 2020

Product sales. Investment and savings products sales decreased slightly during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 led by lower sales of fixed and variable annuity products, which have experienced lower demand as product providers offer less attractive benefits due to the historically low interest rate environment. This was partially offset by an increase in retail mutual funds and managed investments sales as investors resumed discretionary investing during the three months ended September 30, 2020 as market conditions continued to recover from the March 2020 lows.

Average client asset values. The continued equity market recovery following the significant decline in the value of client assets in the first half of 2020 stemming from market reaction and economic uncertainty associated with the COVID-19 pandemic led to an increase in average client assets values for the three months ended September 30, 2019 compared to the three months ended September 30, 2019.

Rollforward of client asset values. The increase in client asset values for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the continued recovery in the value of client assets from the depressed position in the first half of 2020. Positive net flows also contributed to the increase in client asset values year-over-year mainly attributable to lower redemption activity in 2020 as clients opted to hold investments in the face of market volatility.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Nine Months Ended September 30, 2020

Product sales. Investment and savings products sales increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to a combination of strong demand for mutual funds and, to a lesser degree, higher sales of managed accounts as a result of continued equity market recovery following the negative market reaction to the COVID-19 pandemic in early 2020. This was partially offset by lower sales of fixed and variable annuity products, which have experienced lower demand as product providers offer less attractive benefits due to the historically low interest rate environment.

Average client asset values. Average client asset values increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to market appreciation between the periods and continued positive net flows, partially offset by poor market performance at the end of the first quarter as a result of the market reaction and economic uncertainty associated with the COVID-19 pandemic.

Rollforward of client asset values. Client asset values increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 largely attributable to lower redemption activity in 2020 as clients opted to hold investments in the face of market volatility.  Also contributing to the increase was the continued recovery in the value of client assets from the depressed position in the first half of 2020.

Average number of fee-generating positions. The average number of fee-generating positions increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the same factor impacting average number of fee-generating positions as discussed above in the three-month comparison.

Other business trends and conditions.

Standards of care. On June 5, 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons (collectively, the “SEC Rulemaking”).  Specifically, the SEC Rulemaking (i) creates a new “best interest” standard of conduct for broker-dealers  (“Reg BI”), (ii) imposes new disclosure requirements through summary forms intended to clarify relationships among brokers, advisers, and their retail customers (“Form CRS”), (iii) provides interpretative guidance regarding the standard of conduct that applies to investment advisers under the Investment Advisers Act of 1940 (“Advisers Act’), and (iv) provides interpretative guidance on the scope of the broker-dealer “solely incidental” exclusion from the definition of “investment adviser” in the Advisers Act. The SEC Rulemaking became effective on July 12, 2019, with a compliance date of June 30, 2020 for Reg BI and Form CRS. We made certain changes to our sales processes, policies, and procedures in order to comply with the SEC Rulemaking.  While we acknowledge that its higher standards of care and enhanced obligations increase regulatory and litigation risk, the SEC Rulemaking has not caused significant disruption to our business.

In June 2020, the Department of Labor (“DOL”) issued a technical amendment to conform the text of the Code of Federal Regulations to a 2018 decision by the U.S. Court of Appeals for the 5th Circuit. That decision vacated the DOL’s 2016 fiduciary rule, which had the effect of reinstating the previous text, including the 1975 regulation and its five-part test for defining an investment-advice fiduciary. Investment advice fiduciaries are subject to the fiduciary duties imposed by Title I of Employee Retirement Income Security Act (“ERISA”) as well as the prohibited transaction provisions in Title I of ERISA and Section 4975 of the Internal Revenue Code. Concurrently, the DOL proposed a new prohibited transaction exemption (“PTE”) that would allow investment advice fiduciaries to receive compensation that otherwise would be prohibited if its terms and standards of care are met. The best interest standard in the proposed PTE is aligned with the conduct standards in Reg BI.  In the proposed PTE’s preamble, the DOL revoked its interpretation regarding rollovers that was set forth in Advisory Opinion 2005-23A (the Deseret Letter) and set forth its views on when advice to roll over employee benefit plan assets to an Individual Retirement Account (IRA) could be considered fiduciary investment advice under ERISA and the Code, potentially necessitating use of the proposed PTE for rollover advice. We cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with the proposed regulation, should it become final in its current form.

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

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees within our Corporate and Other Distributed Products segment for various other insurance products, prepaid legal services, mortgage originations, and other financial products, all of which are originated by third parties.  Our Corporate and Other Distributed Products segment also includes in-force policies from several discontinued lines of insurance underwritten by NBLIC.

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

During the three and nine months ended September 30, 2020, there were no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2019 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$736,606	$692,258	$44,348	6%	$2,156,331	$2,056,806	$99,525	5%
Ceded premiums	(393,716)	(388,982)	4,734	1%	(1,183,090)	(1,179,364)	3,726	*
Net premiums	342,890	303,276	39,614	13%	973,241	877,442	95,799	11%
Commissions and fees	185,302	179,719	5,583	3%	547,159	525,502	21,657	4%
Investment income net of investment expenses	37,657	35,444	2,213	6%	103,333	106,867	(3,534)	(3)%
Interest expense on surplus note	(14,704)	(12,769)	1,935	15%	(42,250)	(35,212)	7,038	20%
Net investment income	22,953	22,675	278	1%	61,083	71,655	(10,572)	(15)%
Realized investment gains (losses)	642	285	357	*	(7,645)	4,200	(11,845)	*
Other, net	16,674	14,698	1,976	13%	45,375	41,746	3,629	9%
Total revenues	568,461	520,653	47,808	9%	1,619,213	1,520,545	98,668	6%

Benefits and expenses:
Benefits and claims	160,166	128,684	31,482	24%	434,625	366,036	68,589	19%
Amortization of DAC	47,491	63,883	(16,392)	(26)%	170,979	187,273	(16,294)	(9)%
Sales commissions	91,950	89,061	2,889	3%	274,049	262,960	11,089	4%
Insurance expenses	46,109	44,854	1,255	3%	138,572	132,825	5,747	4%
Insurance commissions	9,694	6,980	2,714	39%	22,871	18,427	4,444	24%
Interest expense	7,221	7,209	12	*	21,614	21,589	25	*
Other operating expenses	59,347	54,843	4,504	8%	181,413	176,468	4,945	3%
Total benefits and expenses	421,978	395,514	26,464	7%	1,244,123	1,165,578	78,545	7%
Income before income taxes	146,483	125,139	21,344	17%	375,090	354,967	20,123	6%
Income taxes	34,382	28,916	5,466	19%	89,010	82,133	6,877	8%
Net income	$112,101	$96,223	$15,878	17%	$286,080	$272,834	$13,246	5%
*	Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2020

Total revenues. Total revenues increased during the three months ended September 30, 2020 compared to the same period in 2019 driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. Also contributing to the increase were strong sales of life insurance and significant positive persistency experienced across all policy durations as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic. Commissions and fees earned during the three months ended September 30, 2020 compared to the same period in 2019 increased largely due to a growth in asset-based revenues, reflecting higher average client asset values driven by favorable market appreciation and continued positive net flows since the prior year period.

Net investment income increased slightly during the three months ended September 30, 2020 compared to the same period in 2019 largely due to the larger size of our invested asset portfolio which resulted in an increase in net investment income of approximately $1.7 million compared to the prior year period.  Net investment income also benefited from income recognized on called securities of approximately $1.0 million compared to the same period in 2019.  These increases were largely offset by lower yields on our invested asset portfolio of approximately $2.3 million compared to the prior year period. Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements and included elsewhere in this report.

Other, net revenues increased during the three months ended September 30, 2020 compared to the same period in 2019 largely due to the increase in fees received for access to Primerica Online (“POL”), our primary sales force support tool.  The increase in these fees is consistent with subscriber growth, as the size of the independent sales force and number of new recruits continued to increase. Fees collected for POL subscriptions are allocated between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales representatives that are licensed to sell products in each respective segment. The increase in these fees was accompanied by higher spending reflected in insurance and other operating expenses to support and enhance POL.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the growth in benefits and claims as a result of the COVID-19 pandemic and growth in our in-force book of business partially offset by a decrease in amortization of DAC as a result of increased persistency.

Income taxes. Our effective income tax rate for the three months ended September 30, 2020 was 23.5%, relatively consistent with 23.1% for the three months ended September 30, 2019.

Results for the Nine Months Ended September 30, 2020

Total revenues. Total revenues increased during the nine months ended September 30, 2020 compared to the same period in 2019 driven by the impact that strong sales and significant positive trends in persistency in recent periods had on direct premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. The run-off of business subject to these same transactions is reflected in the decline in ceded premiums. Commissions and fees increased largely due to growth in product sales and higher average client asset values during the third quarter of 2020 compared to the same period in 2019.

Net investment income decreased during the nine months ended September 30, 2020 compared to the same period in 2019 largely due to the negative impact from a lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting. The lower year-over-year total return of $9.2 million on this deposit asset was primarily due to a negative mark-to-market adjustment as fixed income security prices fell during the first quarter of the current year as a result of the economic downturn and uncertainty associated with the COVID-19 pandemic. Also contributing to a decrease in net investment income were lower yields on our invested asset portfolio of approximately $7.5 million. The decrease in net investment income was partially offset by the larger size of the invested asset portfolio which resulted in an increase in net investment income of approximately $5.5 million and an increase in income recognized on called securities of approximately $1.4 million during the nine months ended September 30, 2020 compared to the same period in 2019.  Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under the Vidalia Re Financing Transaction. For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Realized investment gains (losses) during the nine months ended September 30, 2020 was a loss compared to a gain in the same period in 2019 primarily due to a $4.6 million negative mark-to-market adjustment on equity securities held within our invested asset portfolio that were in industries adversely affected by the COVID-19 pandemic and which have not participated in the subsequent recovery. Also contributing to the realized investment loss in the current period is the recognition of $3.8 million of credit losses for specific issuers that operate in distressed industry sectors that were particularly affected by deteriorating economic conditions during the nine months ended September 30, 2020.

Other, net revenues increase during the nine months ended September 30, 2020 compared to the same period in 2019 due to the same factors discussed above in the three-month comparison.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the same factors discussed above in the three-month comparison.

Income taxes. Our effective income tax rate for the nine months ended September 30, 2020 was 23.7%, consistent with 23.1% for the nine months ended September 30, 2019.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$730,273	$685,539	$44,734	7%	$2,138,024	$2,037,298	$100,726	5%
Ceded premiums	(392,004)	(387,120)	4,884	1%	(1,178,155)	(1,174,147)	4,008	*
Net premiums	338,269	298,419	39,850	13%	959,869	863,151	96,718	11%
Allocated investment income	6,813	5,123	1,690	33%	19,598	14,303	5,295	37%
Other, net	12,717	10,985	1,732	16%	34,311	30,785	3,526	11%
Total revenues	357,799	314,527	43,272	14%	1,013,778	908,239	105,539	12%
Benefits and expenses:
Benefits and claims	156,209	122,751	33,458	27%	420,182	352,674	67,508	19%
Amortization of DAC	45,529	61,548	(16,019)	(26)%	164,099	181,792	(17,693)	(10)%
Insurance expenses	44,800	43,157	1,643	4%	134,272	127,902	6,370	5%
Insurance commissions	5,946	3,311	2,635	80%	12,115	7,772	4,343	56%
Total benefits and expenses	252,484	230,767	21,717	9%	730,668	670,140	60,528	9%
Income before income taxes	$105,315	$83,760	$21,555	26%	$283,110	$238,099	$45,011	19%
*	Less than 1%.

Results for the Three Months Ended September 30, 2020

Net premiums. Direct premiums increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 largely due to strong sales of new policies in recent periods that contributed to growth in the in-force book of business.  Also contributing to the increase in direct premiums are high levels of persistency experienced during the three months ended September 30, 2020 as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic.  This is partially offset by an increase in ceded premiums, which includes $16.5 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $11.7 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to an increase in the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as our Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims increased during the three months ended September 30, 2020 compared to the same period in 2019 primarily due to higher mortality experience as a result of the COVID-19 pandemic as well as larger reserve increases due to favorable persistency trends. Total claims experience increased during the three months ended September 30, 2020 by approximately $9.0 million over historical trends.  The increase over historical trends was driven by approximately $8.0 million in COVID-19 related claims and approximately $1.0 million due to normal claims volatility. Reserve increases due to higher persistency were approximately $7.9 million for the three months ended September 30, 2020.

Amortization of DAC. The amortization of DAC decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to high levels of persistency experienced throughout all policy durations as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic.  This reduced the amortization of DAC by approximately $22.0 million for the three months ended September 30, 2020.

Insurance expenses. Insurance expenses increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to increases in expenses to support growth in the business and employee related expenses. This was partially offset by reduced expenses due to business travel restrictions and event cancellations in response to the COVID-19 pandemic.

Insurance commissions. Insurance commissions increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of higher non-deferrable sales force promotional activities.  Cost savings from lower insurance expenses discussed above were used to fund sales forces promotional activities mainly designed to encourage recruits to obtain licenses despite challenges presented by the COVID-19 pandemic.

Results for the Nine Months Ended September 30, 2020

Net premiums. Direct premiums increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 largely due to strong sales of new policies that contributed to growth in the in-force book of business. Also contributing to the increase in direct premiums are high levels of persistency experienced during the nine months ended September 30, 2020 as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic.  This is partially offset by an increase in ceded premiums, which includes $42.8 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $38.8 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the same factors discussed above in the three-month comparison

Benefits and claims. Benefits and claims increased during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to higher mortality experience as a result of the COVID-19 pandemic as well as larger reserve increases due to favorable persistency trends.  Total claims experience increased during the nine months ended September 30, 2020 by approximately $19.0 million over historical trends. The increase over historical trends was driven by approximately $18.0 million in COVID-19 related claims and approximately $1.0 million due to normal claims volatility. Reserve increases due to higher persistency were approximately $12.2 million for the nine months ended September 30, 2020.

Amortization of DAC. The amortization of DAC decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to high levels of persistency experienced throughout all policy durations as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic.  This reduced the amortization of DAC by approximately $29.7 million for the nine months ended September 30, 2020.

Insurance expenses. Insurance expenses increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to increases in expenses to support growth in the business, enhance technology-related capabilities, and employee related expenses, partially offset by a decrease in expenses as a result of business travel restrictions and event cancellations in response to the COVID-19 pandemic.

Insurance commissions. Insurance commissions increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the same factors discussed above in the three-month comparison.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$65,600	$69,034	$(3,434)	(5)%	$209,304	$207,469	$1,835	1%
Asset-based revenues	86,695	81,009	5,686	7%	246,235	233,965	12,270	5%
Account-based revenues	21,008	20,449	559	3%	61,690	59,958	1,732	3%
Other, net	3,034	2,661	373	14%	8,322	7,517	805	11%
Total revenues	176,337	173,153	3,184	2%	525,551	508,909	16,642	3%
Expenses:
Amortization of DAC	1,667	2,044	(377)	(18)%	6,072	4,622	1,450	31%
Insurance commissions	3,377	3,257	120	4%	9,684	9,437	247	3%
Sales commissions:
Sales-based	46,821	48,652	(1,831)	(4)%	148,217	147,161	1,056	1%
Asset-based	39,349	35,875	3,474	10%	111,345	103,882	7,463	7%
Other operating expenses	33,751	34,530	(779)	(2)%	104,302	104,986	(684)	(1)%
Total expenses	124,965	124,358	607	*	379,620	370,088	9,532	3%
Income before income taxes	$51,372	$48,795	$2,577	5%	$145,931	$138,821	$7,110	5%
*	Less than 1%.

Results for the Three Months Ended September 30, 2020

Commissions and fees. Commissions and fees increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to growth in asset-based revenues, reflecting higher average client asset values driven by favorable market appreciation and continued positive net flows since the end of the prior year period.  This was partially offset by lower sales-based revenues as investor demand for annuity products weakened when product providers offered less attractive benefits in consideration of the historically low interest rate environment.

Amortization of DAC. Amortization of DAC decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 largely due to positive market performance of the funds underlying our Canadian segregated funds product.

Sales commissions. The decrease in sales-based commissions for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was generally consistent with the decrease in sales-based revenue. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions in the three months ended September 30, 2020 compared to the prior year period was consistent with the increase in asset-based revenues excluding the Canadian segregated funds.

Results for the Nine Months Ended September 30, 2020

Commissions and fees. Commissions and fees increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the growth in asset-based revenues as average client asset values increased in 2020 versus 2019 due to market appreciation and continued positive net flows since the prior year period.  Also contributing to the increase in commissions and fees was a slight increase in sales-based revenues driven by higher demand for mutual fund products and variable annuity products during the first quarter of 2020.  This was partially offset by lower annuity product sales during the second and third quarters as investors’ demand for annuity product sales weakened as product providers offered less attractive benefits in consideration of the historically low interest rate environment.

Amortization of DAC. Amortization of DAC increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 largely due to negative market performance of the funds underlying our Canadian segregated funds product caused by market volatility and economic uncertainty associated with the COVID-19 pandemic in the first quarter of 2020 compared with positive market performance in the same period in 2019.

Sales commissions. The increase in sales-based commissions for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was generally consistent with the increase in sales-based revenues.  When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions in the nine months ended September 30, 2020 compared to the prior year period was consistent with the increase in asset-based revenues excluding the Canadian segregated funds.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$6,333	$6,719	$(386)	(6)%	$18,307	$19,508	$(1,201)	(6)%
Ceded premiums	(1,712)	(1,862)	(150)	(8)%	(4,935)	(5,217)	(282)	(5)%
Net premiums	4,621	4,857	(236)	(5)%	13,372	14,291	(919)	(6)%
Commissions and fees	11,999	9,227	2,772	30%	29,930	24,110	5,820	24%
Investment income net of investment expenses	30,844	30,321	523	2%	83,735	92,564	(8,829)	(10)%
Interest expense on surplus note	(14,704)	(12,769)	1,935	15%	(42,250)	(35,212)	7,038	20%
Net investment income	16,140	17,552	(1,412)	(8)%	41,485	57,352	(15,867)	(28)%
Realized investment gains (losses)	642	285	357	*	(7,645)	4,200	(11,845)	*
Other, net	923	1,052	(129)	(12)%	2,742	3,444	(702)	(20)%
Total revenues	34,325	32,973	1,352	4%	79,884	103,397	(23,513)	(23)%
Benefits and expenses:
Benefits and claims	3,957	5,933	(1,976)	(33)%	14,443	13,362	1,081	8%
Amortization of DAC	295	291	4	1%	808	859	(51)	(6)%
Insurance expenses	1,309	1,697	(388)	(23)%	4,300	4,923	(623)	(13)%
Insurance commissions	371	412	(41)	(10)%	1,072	1,218	(146)	(12)%
Sales commissions	5,780	4,534	1,246	27%	14,487	11,917	2,570	22%
Interest expense	7,221	7,209	12	*	21,614	21,589	25	*
Other operating expenses	25,596	20,313	5,283	26%	77,111	71,482	5,629	8%
Total benefits and expenses	44,529	40,389	4,140	10%	133,835	125,350	8,485	7%
Loss before income taxes	$(10,204)	$(7,416)	$2,788	38%	$(53,951)	$(21,953)	$31,998	146%
*	Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2020

Total revenues. Total revenues increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 largely due to the increase in commissions and fees income earned from higher sales of other distributed products, primarily our mortgage distribution business. This was partially offset by a decrease in net investment income due to an increase in the allocation of net investment income accreted to our Term Life Insurance segment as our in-force business continued to grow.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of higher operating expenses primarily due to employee and technology related expenses.  Also contributing to the increase were higher sales commissions driven by increased sales of other distributed products.  These were offset by lower benefits and claims experienced on non-term life insurance business underwritten by NBLIC during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Results for the Nine Months Ended September 30, 2020

Total revenues. Total revenues decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 largely due to the decrease in net investment income and realized investment gains (losses) as discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above combined with an increase in the allocation of net investment income accreted to our Term Life Insurance segment as our in-force business continued to grow. This was partially offset by an increase in commissions and fees income earned from higher sales of other distributed products, primarily our mortgage distribution business.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as a result of higher operating expenses primarily due to employee and technology-related expenses and higher sales commissions driven by increased sales of other distributed products.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of September 30, 2020, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates or credit spreads could result in significant losses, realized or unrealized, in the value of our invested asset portfolio. For example, from December 31, 2019 to March 31, 2020 market volatility and economic uncertainty associated with the COVID-19 pandemic caused a sharp increase in credit spreads, which translated to a reduction in the net unrealized gain on our available-for-sale securities portfolio from $82.2 million to a net unrealized loss of $1.3 million. From March 31, 2020 to September 30, 2020, credit spreads tightened sharply and bond markets recovered, and resulting in the net unrealized gain on our available-for-sale securities portfolio to grow to $135.0 million. Additionally, with respect to some of our investments we are subject to prepayment and, therefore, reinvestment risk.

Details on asset mix (excluding our held-to-maturity security) were as follows:

	September 30, 2020		December 31, 2019
Average rating of our fixed-maturity portfolio	A		A
Average duration of our fixed-maturity portfolio	4.6	years	3.6	years
Average book yield of our fixed-maturity portfolio	3.45%		3.54%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	September 30, 2020		December 31, 2019
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$456,761	20%	$555,640	24%
AA	297,165	13%	271,936	12%
A	507,858	22%	543,351	23%
BBB	978,302	42%	885,497	38%
Below investment grade	87,727	3%	59,190	3%
Not rated	2,881	*	2,389	*
Total	$2,330,694	100%	$2,318,003	100%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	September 30, 2020
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$20,868	$20,032	$836	AAA
Province of Ontario Canada	18,936	17,979	957	A+
Province of Quebec Canada	16,108	14,523	1,585	AA-
Enbridge Inc	12,029	11,437	592	BBB+
Province of New Brunswick Canada	12,006	11,179	827	A+
Wells Fargo & Co	12,002	11,881	121	A-
Province of Alberta Canada	11,743	10,834	909	A+
Province of British Columbia Canada	10,700	10,216	484	AAA
General Motors Co	10,028	9,251	777	BBB
City of Toronto Canada	9,351	8,617	734	AA
Total – ten largest holdings	$133,771	$125,949	$7,822
Total – fixed-maturity securities	$2,465,672	$2,330,694
Percent of total fixed-maturity securities	5%	5%

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of common shares outstanding. As of September 30, 2020, the Parent Company had cash and invested assets of $251.1 million.

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

Historically, cash flows generated by our businesses, primarily from our existing block of term life policies and our investment and savings products, have provided us with sufficient liquidity to meet our operating requirements. We have maintained strong cash flows despite the COVID-19 pandemic due to strong persistency. Although our future cash flows could be adversely affected by further deterioration of economic conditions caused by the COVID-19 pandemic, we anticipate that cash flows from our businesses will continue to provide sufficient operating liquidity over the next 12 months.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2020	2019	$
	(In thousands)
Net cash provided by (used in) operating activities	$403,953	$321,331	$82,622
Net cash provided by (used in) investing activities	(58,077)	(114,759)	56,682
Net cash provided by (used in) financing activities	(272,450)	(231,765)	(40,685)
Effect of foreign exchange rate changes on cash	575	801	(226)
Change in cash and cash equivalents	$74,001	$(24,392)	$98,393

Operating Activities. Cash provided by operating activities increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 largely due to growth in direct premiums from higher sales of new policies and positive persistency trends in recent periods. The impact of direct premium growth and the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to drive positive incremental cash flows. Higher benefits and claims recognized during 2020 did not significantly impact cash flows due to an increase in claims payable at September 30, 2020 and a corresponding increase in ceded claims owed from reinsurers. Also contributing to the increase in cash from operating activities was the timing of investments in trading securities at our broker-dealer subsidiary.  Partially offsetting the increase in cash from operating activities in 2020 versus 2019 were higher cash expenditures for policy acquisition costs due to the growth in new policy sales.

Investing Activities. Cash flows used in investing activities decreased during the nine months ended September 30, 2020 compared to nine months ended 2019 as a result of lower purchases and higher sales and maturities of available-for-sale securities in our invested asset portfolio. The reduction in cash flows used in investing activities was largely due to the timing of sales and maturities of available-for-sale securities relative to the availability of opportunities to reinvest those cash flows.

Financing Activities.  Cash used in financing activities increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 mainly due to the accelerated timing of share repurchases made in 2020 in response to market conditions that provided an opportunity to repurchase shares at attractive prices. In addition, the level of share repurchase activity increased as the size of the share repurchase program in 2020 increased over 2019. Also contributing to the increase were higher dividends paid to shareholders as the Company increased its per share dividend in 2020.

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

As of September 30, 2020, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks;

changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of September 30, 2020, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022. We were in compliance with the covenants of the Senior Notes as of September 30, 2020. No events of default occurred during the three and nine months ended September 30, 2020.

Rating Agencies. There have been no changes to Primerica, Inc.'s Senior Notes ratings or Primerica Life's financial strength ratings since December 31, 2019.

Short-Term Borrowings. We had no short-term borrowings as of or during the three and nine months ended September 30, 2020.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of September 30, 2020.

Credit Facility Agreement. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available, as is expected to happen in 2022.  The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of September 30, 2020, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility in the three or nine months ended September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Specifically with respect to the COVID-19 pandemic, government-mandated stay-at-home orders adopted in the first quarter of 2020 and the ongoing recommendation that individuals practice social distancing (collectively, “prevention measures”) inhibited and continue to inhibit the face-to-face setting sales representatives primarily used to meet the needs of clients, attract new recruits, and retain and motivate sales representatives and such interactions may not be adequately replaced by technological solutions. Further, during the first quarter of 2020, prevention measures negatively impacted completion of paramedical tests necessary to underwrite some of our life insurance applications. Prevention measures also caused and continue to cause limited availability and capacity of licensing test centers, which negatively impact the ability of sales representatives to obtain the licenses necessary to sell certain of our products, including life insurance, securities and mortgages. Finally, prevention measures have also caused the cancellation of large meetings that we use to motivate the sales force to sell our products. While some of the prevention measures were lifted or mitigated during the second and third quarters of 2020, similar or greater prevention measures could be imposed in the future especially if the pandemic continues to escalate in the United States. We cannot predict the impact that any such measures could have on our business and results of operations.

The COVID-19 pandemic has led to an economic downturn that is likely to continue for the foreseeable future.  This economic downturn has resulted in extraordinary unemployment rates, lower household income and lower consumer spending, all of which could adversely affect the persistency of in force business, the demand for the term life insurance, investment and savings and other financial products that we sell, our liquidity and our ability to attract new recruits. It could also negatively impact product providers and business partners with whom we have long-standing business relationships, which could materially adversely affect our business. Many state governments required that insurance companies temporarily extend grace periods and we have continued to adopt other measures intended to enable customers to maintain life insurance policies when facing financial hardships due to the COVID-19 pandemic. We do not yet know the impact this will have on the future persistency of our life insurance policies.  Further, the significant decline in the North American equity markets in the first quarter of 2020 impacted, and potential future declines could impact, the value of clients’ investment accounts and may have a negative effect on the Company’s sales of investment and savings products, both of which could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2020, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2020	193,561	$116.50	193,112	$100,956,545
August 1 - 31, 2020	147,101	129.20	147,042	81,958,719
September 1 - 30, 2020	-	-	-	81,958,719
Total	340,662	121.98	340,154	81,958,719

(1)

Consists of (a) repurchases of 508 shares at an average price of $116.88 arising from share-based compensation tax withholdings and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.

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

Primerica, Inc.

November 5, 2020	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)