Form 10-K
period 2020-12-31
Primerica, Inc.
filed 2021-03-01
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.            ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2020, was $4,603,734,941. The number of shares of the registrant’s Common Stock outstanding at February 28, 2021, with $0.01 par value, was 39,344,207.

Documents Incorporated By Reference

Certain information contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 12, 2021 is incorporated by reference into Part III hereof.

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
•

our U.S. mortgage distribution business is highly regulated and subject to various federal and state laws, changes in which could affect the cost or our ability to distribute our products and could materially adversely affect our business, financial condition and results of operations;

•	the effects of economic down cycles could materially adversely affect our business, financial condition and results of operations;
•

major public health pandemics, epidemics or outbreaks, specifically, the novel coronavirus COVID-19 (“COVID-19”) pandemic, or other catastrophic events, could materially adversely impact our business, financial condition and results of operations;

•	in the event of a disaster, our business continuity plan may not be sufficient, which could have a material adverse effect on our business, financial condition and results of operations;
•

if one of our, or a third-party partner’s, significant information technology systems fails, if its security is compromised, or if the Internet becomes disabled or unavailable, our business, financial condition and results of operations may be materially adversely affected;

ii

•	the current legislative and regulatory climate with regard to cybersecurity may adversely affect our business, financial condition, and results of operations;
•

credit deterioration in, and the effects of interest rate fluctuations and changes to benchmark reference interest rates on, our invested asset portfolio and other assets that are subject to changes in credit quality and interest rates could materially adversely affect our business, financial condition and results of operations;

•

valuation of our investments and the determination of expected credit losses when the fair value of our available-for-sale invested assets is below amortized costs are both based on estimates that may prove to be incorrect;

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

•	the current legislative and regulatory climate with regard to financial services may adversely affect our business, financial condition, and results of operations;
•	litigation and regulatory investigations and actions may result in financial losses and harm our reputation;
•	a significant change in the competitive environment in which we operate could negatively affect our ability to maintain or increase our market share and profitability;
•	the loss of key employees could negatively affect our financial results and impair our ability to implement our business strategy;
•	we may be materially adversely affected by currency fluctuations in the United States dollar versus the Canadian dollar;
•

any acquisition, of or investment in, businesses that we may undertake that does not perform as we expect or that is difficult for us to integrate could materially adversely impact our business, financial condition and results of operations; and

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

Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is a leading provider of financial products to middle-income households in the United States and Canada with 134,907 licensed sales representatives as of December 31, 2020. These independent licensed representatives (“sales representatives” or “sales force”) assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We insured over 5.5 million lives and had approximately 2.6 million client investment accounts as of December 31, 2020. Our business model uniquely positions us to reach underserved middle-income consumers in a cost-effective manner and has proven itself in both favorable and challenging economic environments.

Our mission is to serve middle-income families by helping them make informed financial decisions and providing them with a strategy and tools to gain financial independence. Our distribution model is designed to:

•

Address our clients’ financial needs. Licensed sales representatives primarily use our proprietary financial needs analysis tool (“FNA”) and an educational approach to demonstrate how our product offerings can provide financial protection for our clients’ families, save for their retirement and other needs, and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of sales representatives. Meetings are generally held in informal, face-to-face settings either in person or through remote communication tools, usually while clients are in their homes.

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

Our Clients

Our clients are generally middle-income consumers, which we define as households with $30,000 to $100,000 of annual income. According to the 2019 U.S. Census Bureau Current Population Survey, the latest period for which data is available, almost 50% of U.S. households fall in this range. We believe that we understand the financial needs of the middle-income segment, which include:

•

Many have inadequate or no life insurance coverage. Individual life insurance sales in the United States declined from 12.5 million policy sales in 1975 to 9.4 million policy sales in 2019, the latest period for which data is available, according to LIMRA, a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle-income clients for many years, is generally the best option for them to meet their life insurance needs.

•

Many need help saving for retirement and other personal goals. Many middle-income families find it challenging to save for retirement and other personal goals. By developing personalized savings programs for our clients using our proprietary FNA and offering a wide range of mutual funds, annuities, managed investments and segregated fund products sponsored and managed by established firms, sales representatives are well equipped to help clients develop long-term savings plans to address their financial needs. We allow our clients to establish monthly contributions to investment savings plans with as little as $25 per month.

•

Many need to reduce their debt. Many middle-income families have numerous debt obligations from credit cards, auto loans, and home mortgages. We help our clients address these financial burdens by providing personalized and client-driven debt resolution techniques.

•

Many prefer to meet face-to-face when considering financial products. Historically, many middle-income consumers have indicated a preference to meet face-to-face when considering financial products or services. As such, we have designed our distribution model to address this preference in a cost-effective manner through a network of more than 134,000 life insurance-licensed sales representatives.  Due to the COVID-19 pandemic, in-person meetings with clients were limited during 2020.  Our life-licensed representatives have pivoted to the use of remote communication tools to readily meet our clients’ desire for digital face-to-face meetings.

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

•

Innovative compensation structure: We have developed an innovative system for compensating the sales force that is contingent upon product sales. We advance to sales representatives a significant portion of their insurance commissions, which are subject to chargebacks, upon their submission of an insurance application and the first month’s premium payment. In addition to being a source of motivation, this advance provides sales representatives with immediate cash flow to offset their costs. In addition, monthly production bonuses are paid to RVPs whose sales organizations meet certain sales levels. With compensation tied to sales activity, our approach accommodates varying degrees of individual productivity, which allows us to effectively use a large group of part-time sales representatives while providing a variable cost structure. In addition, we incentivize RVPs with quarterly stock awards based largely on sales production (“agent equity awards”), which aligns their interests with those of our stockholders.

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

RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, they are responsible for funding the costs of their administrative staff, marketing materials, travel, training and certain recognition events for the sales representatives in their respective sales organizations. Field offices provide a location for sales representatives to conduct recruiting meetings, training events and sales-related meetings, disseminate our Intranet-streamed broadcasts, conduct compliance functions, and house field office business records. Some business locations house more than one field office. At December 31, 2020, approximately 5,500 field offices in 3,000 locations were managed by sales representatives that served as RVPs. Due to the COVID-19 pandemic, in-person meetings were limited during 2020.  Many meetings and functions of field offices have been performed using remote communication tools. RVPs play a major role in training, motivating and monitoring their sales force organization.

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

After the initial contact, prospective recruits typically are invited to an opportunity meeting, conducted in person or through remote communication tools, which is conducted by an RVP. The objective of an opportunity meeting is to inform prospective recruits about our mission and their opportunity to start their own businesses by becoming sales representatives. At the conclusion of each opportunity meeting, attendees who are interested are asked to complete an application and pay a nominal fee to commence their pre-licensing training and licensing examination preparation programs and, depending on the state or province, to cover their licensing exam registration costs, which are provided by the Company generally at no additional charge. Recruits are not obligated to purchase any of the products we offer in order to become sales representatives, though they may elect to make such purchases.

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

The following table provides information on new recruits and life insurance-licensed sales representatives:

	Year ended December 31,
	2020	2019	2018
Number of new recruits	400,345	282,207	290,886
Number of newly life insurance-licensed sales representatives	48,106	44,739	48,041
Number of life insurance-licensed sales representatives, at period end(1)	134,907	130,522	130,736
Average number of life insurance-licensed sales representatives during period	133,302	130,370	128,977

(1)

Number of life insurance-licensed sales representatives, at December 31, 2020 includes 3,597 temporary licenses that were issued in response to the COVID-19 pandemic and 2,508 licenses that were extended due to the COVID-19 pandemic.

We define new recruits as individuals who have submitted an independent business application to become sales representatives together with payment of the nominal fee to commence their pre-licensing training. Certain recruits may not meet the compliance standards to become a sales representative, and others elect to withdraw prior to becoming actively engaged.

On average, it takes approximately three months for sales representatives to complete the necessary applications and pre-licensing coursework and to pass the applicable state or provincial examinations to obtain a license to sell our term life insurance products. Challenges associated with the COVID-19 pandemic led to a temporary suspension of in-person licensing preparation classes and the temporary closing of examinations centers, both of which led to representatives taking additional time to complete the licensing process in 2020. As a result, individuals recruited to become sales representatives within a given fiscal period may not become licensed sales representatives or meet compliance standards until a subsequent period.

Sales Force Motivation, Training, Communication and Sales Support Tools

Motivating, training and communicating with the sales force are critical to our success and that of the sales force.

Motivation. Through our proven system of sales force recognition events, contests and communications, we provide incentives that drive our results. Motivation is driven largely by sales representatives’ desire to achieve higher levels of financial success by building their own businesses as sales representatives. The opportunity to help underserved middle-income households address financial challenges is also a source of motivation for many sales representatives.

We motivate sales representatives to succeed in their businesses by:

•	compensating sales representatives for product sales made by them and their sales organizations;
•	training sales representatives on financial fundamentals so they can confidently and effectively assist our clients;
•	reducing the administrative burden on the sales force, which allows them to devote more of their time to building a sales organization and selling products;
•	creating a culture in which sales representatives are encouraged to achieve goals through the recognition of their sales and recruiting achievements, as well as those of their sales organizations; and
•	conducting numerous local, regional and national meetings to help inform and motivate the sales force.

We have historically hosted a biennial international convention.  In previous years, tens of thousands of sales representatives, including new recruits, have attended our conventions and associated meetings at their own expense, which we believe further demonstrates their commitment to our organization and mission. In July 2021, we planned to host our biennial international convention and associated meetings. However, due to the current level of uncertainty related to the COVID-19 pandemic and the social-distancing requirements that might still be in place, we have made the decision to reschedule the biennial international convention to the summer of 2022.

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

-

Our Point-of-Sale Application Tool: Our point-of-sale technology, TurboApps, is an internally developed system that streamlines the application process for our insurance and investment products. These applications automatically populate client information from the FNA to eliminate redundant data collection and provide real-time feedback to eliminate incomplete and illegible applications. Integrated with our paperless field office management system described below and with our home office systems, TurboApps allows RVPs and us to realize the efficiencies of straight-through-processing of application data and other information collected on sales representatives’ mobile devices, which results in expedited processing of product sales. TurboApps also features EZ-Key, which is a tool that helps sales representatives guide clients through the investment decision process and ultimately provides investment alternatives based on the client’s individual situation. TurboApps is available on the sales representatives’ portal, POL and our mobile platform, the Primerica App.

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

-

Shareholder Account Manager (“SAM”): SAM is a web-based tool that allows securities-licensed sales representatives to service client investments in mutual funds accessed through our transfer agent recordkeeping platform.

-

Client Relationship Manager (“CRM”): Our CRM tool allows sales representatives and their RVPs to organize client information, such as personal contact information, product relationships, account details, notes, appointments, follow-ups, and marketing campaigns, in one place to enable fast and convenient access for managing client relationships.

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

Performance-Based Compensation Structure

Our commission structure is rooted in our origin as an insurance agency. Sales representatives, who are independent contractors, can receive compensation in multiple ways, including:

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

We also pay the sales force with respect to mortgage originations, sales of prepaid legal services subscriptions, and referrals for customers purchasing other distributed products. Mortgage originations commissions paid to the sales force are earned for each closed mortgage loan based on a fixed percentage of the loan amount. Prepaid legal services commissions paid to the sales force are earned in fixed amounts on a monthly basis as long as the prepaid legal service subscription remains active. Commissions related to other distributed products are calculated based on the type of product sold or referred.

In addition to these methods of compensation, RVPs can earn quarterly agent equity awards based largely on sales production.

Sales Force Licensing and Support

The states, provinces and territories in which sales representatives operate generally require sales representatives to obtain and maintain licenses to sell our insurance and securities products, requiring sales representatives to pass applicable examinations. Sales representatives may also be required to maintain licenses to sell certain of our other distributed products. To encourage new recruits to obtain their life insurance licenses, we either pay directly or reimburse the sales representative for certain licensing-related fees and expenses once he or she passes the applicable exam and obtains the applicable life insurance license.  In addition, new recruits are eligible to earn compensation if they participate in field training observations with experienced sales representatives and complete the licensing process within a specified timeframe. To sell insurance products, sales representatives must be licensed by their resident state, province or territory and by any other state, province or territory in which they do business. In most states, sales representatives must also be appointed by our applicable insurance subsidiary. Our in-house life insurance licensing program offers new recruits a significant number of classroom life insurance pre-licensing courses to meet applicable state and provincial licensing requirements and prepares recruits to pass applicable licensing exams.

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

Canadian sales representatives selling mutual fund products are required to be registered by the securities regulators in the provinces and territories in which they sell mutual fund products. Canadian sales representatives who are licensed to sell our insurance products do not need any further licensing to sell our segregated funds products.

For sales of our other distributed products, appropriate state, provincial and territorial licensing may be required.

Supervision and Compliance

To ensure compliance with various federal, state, provincial and territorial legal requirements, we and the RVPs share responsibility for maintaining an overall compliance program that involves compliance training and supporting as well as monitoring the activities of sales representatives. We work with the RVPs to develop and maintain appropriate compliance procedures and systems.

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

All sales representatives are required to participate, in person or through remote communication tools, in our annual compliance meeting, a program administered by our senior management and our legal and compliance staff. We provide a compliance training overview across all product lines and require the completion of compliance checklists by each licensed sales representative for each product he or she offers. Additionally, sales representatives receive periodic compliance communications, both in writing and through videos, regarding new compliance developments and business issues of significance.

Our Field Audit Department regularly conducts audits of all sales representative offices, including scheduled and no-notice audits. Our Field Audit Department reviews regulatory-required records that are not maintained at our home office. Any compliance deficiencies noted in the audit must be corrected, and we carefully monitor all corrective action. Audit deficiencies are addressed through reprimands, probations and contract terminations.

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

The following table provides information on our principal product offerings and the principal sources thereof by operating segment as of December 31, 2020.

Operating Segment	Principal Product Offerings	Principal Sources of Products (Applicable Geographic Territory)
Term Life Insurance	Term Life Insurance	Primerica Life (U.S. (except New York), the District of Columbia and certain territories)
NBLIC (New York)
Primerica Life Canada (Canada)
Investment and Savings Products	Mutual Funds and Certain Retirement Plans	American Century Investments (U.S.)
American Funds (U.S.)
Equitable Distributors, LLC (U.S.)
Franklin Templeton Investments (U.S. and Canada)
Legg Mason Global Asset Management (U.S.)(1)
VOYA Financial, Inc. (U.S.)
Invesco (U.S. and Canada)
AGF Investments (Canada)
PFSL Fund Management Ltd. (Canada)
Mackenzie Investments (Canada)
Fidelity Investments (U.S. and Canada)
	Managed Investments	PFS Investments (dba Primerica Advisors) (as a program sponsor) (U.S.)
	Variable Annuities	American General Life Insurance Company and its affiliates (U.S.)
Equitable Distributors, LLC (U.S.)
Brighthouse Financial, Inc. (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
	Fixed Indexed Annuities	American General Life Insurance Company and its affiliates (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Fixed Annuities	Brighthouse Financial, Inc. (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Employer Sponsored Retirement Plans	American Funds (U.S.)
Equitable Distributors, LLC (U.S.)
VOYA Financial, Inc. (U.S.)
	Segregated Funds	Primerica Life Canada (Canada)
Corporate and Other Distributed Products	Mortgage Loans (2)	Quicken Loans, LLC. (U.S.)
B2B Bank (Canada)
8Twelve Mortgage Corp. (Canada)
	Prepaid Legal Services	LegalShield (U.S. and Canada)
	ID Theft Defense	LegalShield (U.S. and Canada)
	Supplemental Health and Accidental Death & Disability Insurance	The Edge Benefits Inc. and its affiliates (Canada)
	Auto and Homeowners' Insurance (3)	Various insurance companies, as offered through Answer Financial, Inc. (U.S.)
SurexDirect.com Ltd. (Canada)
	Home Automation Solutions (3)	Vivint, Inc. (U.S.) and Vivint Canada, Inc. (Canada)

(1)	On July 31, 2020, Franklin Resources, Inc., operating as Franklin Templeton Investment, completed its acquisition of Legg Mason, Inc., the parent company of Legg Mason Global Asset Management.
(2)	In the U.S., mortgage loans are made by Quicken Loans, LLC. In Canada, representatives can refer mortgage loans to B2B Bank and 8Twelve Mortgage Corp.
(3)	Referrals only.

Term Life Insurance

Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. In 2019, the latest period for which data is available from LIMRA, we ranked as a leading provider of individual term life insurance in the United States.

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

We design our term life insurance products to be easily understood by, and meet the needs of, our clients. Clients purchasing our term life insurance products generally seek stable, longer-term income protection products for themselves and their families. In response to this demand, we offer term life insurance products with initial level-premium coverage periods that range from 10 to 35 years and a wide range of coverage face amounts.  Policies remain in force until expiration or until the policyholder ceases to make premium payments and terminates the policy. Our in-force term life insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. After the initial policy term, the policyholder has the option to continue coverage or by renewing or converting their contract.  Both options result in higher premiums due to the policyholder’s attained age.

One of the innovative term life insurance products that we offer is TermNow, our rapid issue term life product that provides for face amounts of up to $300,000 (local currency). TermNow allows a sales representative to submit an application via TurboApps and, with the client’s permission, allows the Company to access databases, including Medical Information Bureau (“MIB”) data in the United States and Canada and prescription drug, clinical lab, motor vehicle, and criminal records in the United States, as part of the underwriting process. The Company uses this data and the client’s responses to application questions to determine any additional underwriting requirements. Results of these processes are reported in real time to our underwriting system, which then determines whether or not we can rapidly issue a policy.

The average face amount of our in-force policies issued in 2020 was approximately $240,600. The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2020	2019	2018
Life insurance issued:
Number of policies issued	352,868	287,809	301,589
Face amount issued (in millions)	$109,436	$93,994	$95,209

	December 31,
	2020	2019	2018
Life insurance in force:
Number of policies in force	2,787,992	2,641,483	2,606,825
Face amount in force (in millions)	$858,818	$808,262	$781,041

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

Sales representatives ask applicants a series of questions regarding the applicant’s medical history. We may also consider information about the applicant from third-party sources, such as the MIB, prescription drug databases, motor vehicle records and physician statements. If we believe that further information regarding an applicant’s medical history is necessary, we use a third-party provider and its trained personnel to contact the applicant by telephone to obtain a more detailed medical history. The report resulting from this process is electronically transmitted to us and is evaluated in our underwriting process. Paramedical requirements are also normally required on applicants applying for Custom Advantage, our traditionally-underwritten term life product.

To accommodate the significant volume of insurance business that we process, we and the sales force use specialized technology. We offer sales representatives an electronic life insurance application that supports term life insurance products. Approximately 97% of the life insurance applications we received in 2020 were submitted electronically via TurboApps. Sales representatives utilize video collaboration tools to assist with the completion of the life insurance application and submit completed applications through TurboApps.  The majority of applications completed in 2020 resulted from remote meetings with applicants. Our electronic life insurance application reduces errors in submitted applications, collects the applicant’s electronic signatures and populates the RVP’s sales log. Once an application is complete, the pertinent application data is uploaded to our life insurance administrative systems, which manage the underwriting process by electronically analyzing data, recommending underwriting decisions, identifying requirements for higher face amounts or older ages and communicating with the sales representative and third-party service providers.

Claims Management. Our insurance subsidiaries processed over 18,200 life insurance benefit claims in 2020 on policies underwritten by us and sold by sales representatives. In 2020, we experienced elevated claims volumes due to premature deaths of our insureds caused by the COVID-19 pandemic.  For additional information regarding the impact of COVID-19 on our claims expense, the related reinsurance effects, and policyholder persistency, see Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) included elsewhere in this report.

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

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Death	$1,676,017	$1,447,375	$1,391,755
Waiver of premium	51,823	49,712	46,690
Terminal illness (1)	11,501	14,584	16,474

(1)	We consider claims paid for terminal illness to be loans made to the policyholder that are repaid to us from the death benefit upon the death of the insured.

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

Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and licensed sales representatives, we distribute and sell to our clients a variety of mutual funds, managed investments, variable, index-linked, and fixed annuities, fixed indexed annuities and segregated funds. As of December 31, 2020, approximately 25,859 sales representatives were licensed to distribute mutual funds in the United States (including Puerto Rico) and Canada. As of December 31, 2020, approximately 13,689 sales representatives were licensed and appointed to distribute annuities in the United States and approximately 12,244 sales representatives were licensed to sell segregated funds in Canada.

Mutual Funds. In 2020, in the United States, licensed sales representatives primarily distribute mutual funds from the following select asset management firms: American Century Investments, American Funds, Franklin Templeton, Legg Mason (a wholly-owned subsidiary of Franklin Templeton as of July 31, 2020), and Invesco. These firms have diversified product offerings, including domestic and international equity, fixed-income and money market funds. Each firm continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We have selling agreements with a number of other fund companies, and we believe that, collectively, these asset management firms provide funds that meet the investment needs of our clients.

During 2020, Franklin Templeton, Legg Mason, Invesco, and American Funds accounted for approximately 97% of our mutual fund sales in the United States. Legg Mason and Invesco each have large wholesaling teams that support the sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will.

A wholly owned indirect subsidiary of the Parent Company and affiliate of PFS Investments, Primerica Shareholder Services, Inc. (“PSS”), provides transfer agent recordkeeping services to investors who purchase shares of mutual funds offered by certain of our fund families through PFS Investments. In exchange for these services, PSS receives recordkeeping and account maintenance fees from the applicable fund company.  PSS has retained BNY Mellon Asset Servicing to perform the necessary transfer agent recordkeeping services for these accounts on its proprietary SuRPAS system.  PFS Investments serves as the Internal Revenue Service (“IRS”) approved non-bank custodian for customers that open individual retirement accounts (“IRA”) (or certain other retirement accounts) with PFS Investments and invest in shares of mutual funds offered by certain of our fund families. For these services, PFS Investments receives an annual custodian fee.

In Canada, sales representatives offer Primerica-branded Concert™ Series funds, which accounted for approximately 26% of our Canadian mutual fund product sales in 2020. Our Concert™ Series funds consist of five different asset allocation funds and a money market fund with varying investment objectives. Each Concert™ Series fund is a money market fund and a fund of funds that allocates fund assets among equity, income and money market mutual funds of AGF Investments, a leading asset management firm in Canada. The asset allocation within each Concert™ Series fund is determined on an advisory contract basis by Morneau Shepell Asset and Risk Management Ltd. The principal non-proprietary funds that we offer our clients in Canada are funds of AGF Investments, Mackenzie Investments, Fidelity Investments, and Invesco. Sales of these non-proprietary funds accounted for approximately 72% of mutual fund product sales in Canada in 2020. Like our U.S. fund family list, the asset management partners we have chosen in Canada have a diversified offering of equity, fixed-income and money market funds, including domestic and international funds with a variety of investment styles.

A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment account by bank draft against their checking accounts for as little as $25 per month. During the year ended December 31, 2020, average client assets held in individual retirement accounts in the United States and Canada accounted for an estimated 74% and 69% of total average client account assets, respectively. The Canadian counterpart to our individual retirement accounts (“IRAs”) are Registered Retirement Savings Plans (“RRSPs”).  RRSPs and IRAs behave similarly, providing up-front tax deductions on contributions and enabling clients to earn income on a tax-deferred basis. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.

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

Variable Annuities. U.S. securities licensed sales representatives also distribute variable annuities issued by American General Life Insurance Company and its affiliates (“AIG”), Equitable Financial Life Insurance Company (“Equitable Life”), Lincoln National Life Insurance Company and its affiliates (“Lincoln National”), and Brighthouse Life Insurance Company (“Brighthouse Life”). Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). We also offer index-linked annuities issued by Equitable Life, Brighthouse Life, and Lincoln National. Index-linked annuities are insurance contracts that provide investors with potential growth, subject to a cap, and partial downside protection against losses. Gains and losses are measured over a fixed period, typically three to six years, based on the performance of a securities index. Although linked to an index, an investment in these contracts does not involve ownership of any underlying portfolio securities by the client.  Each of these companies bears the insurance risk on its variable annuities and index-linked variable annuities that we distribute.

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

Fixed Annuities. We sell fixed annuities underwritten by Brighthouse Financial, Inc. in the U.S. Our current offering includes a fixed premium deferred annuity and a single premium immediate annuity. The fixed premium deferred annuity allows our clients to accumulate savings on a tax deferred basis with safety of principal and a guaranteed rate of return. The single premium immediate annuity provides clients with an immediate income alternative. In Puerto Rico, we currently offer two annuity products: a fixed annuity and a fixed bonus annuity underwritten by Universal Life. These products provide guarantees against loss with several income options.

Employer Sponsored Retirement Plans. In the United States, we also offer Employer Sponsored Retirement Plans (“ESRPs”), such as 401(k) plans, primarily to small and medium-sized businesses.  The ESRPs we distribute are offered by a limited number of third-party providers, including American Funds Distributors, Inc. (“American Funds”), Equitable Distributors, LLC, and VOYA Financial, Inc., which together account for most of our ESRP business. In addition, we distribute 457(b) plans to governmental entities. Our licensed representatives generally provide educational and administrative services with respect to ESRPs, which includes helping our ESRP clients understand the benefits of offering a tax-deferred retirement plan and assisting their employees realize the need to save for retirement and the benefits of doing so in an ESRP.

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

The investment objective of the SRIF is to provide income during retirement plus the opportunity for modest capital appreciation. The SRIF product guarantees clients 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or age 100. The portfolio consists of both equities and fixed-income securities, with the equities consisting of a pool of primarily large cap Canadian and U.S. equities that are capped at 25% of the portfolio. The balance is a fixed-income portfolio consisting of investment-

grade government and corporate bonds. The high quality of the investments and the percentage cap on equities results in a relatively low potential loss exposure. All accounts in the SRIF are held as Registered Retirement Income Funds which carry government-mandated minimum annual withdrawals. Similar to the Asset Builder Funds, our potential exposure for loss associated with the SRIF is very low because its investment allocations are conservatively aligned with the risks of the client contracts.

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

Other Distributed Products

We distribute other products, including mortgage loans through mortgage-licensed loan originators, prepaid legal services, auto and homeowners’ insurance referrals, and home automation solutions. In Canada, we also offer mortgage loan referrals and insurance offerings for small businesses. While some of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.

We have an arrangement with Quicken Loans, LLC. (“Quicken Loans”), a mortgage lender, whereby Primerica Mortgage, LLC (“Primerica Mortgage”), a state-licensed mortgage broker, offers mortgage loans through its mortgage loan originator licensed representatives. We launched the program as a pilot in 2019 offering refinance mortgages. During 2020, we introduced additional pilot programs, which included offering purchase-money mortgages, and expanded the number of states in which we are licensed. We plan to continue to expand our mortgage program in 2021. We receive compensation from Quicken Loans for each closed loan based on a fixed percentage of the loan amount for mortgage brokering services provided and pay compensation to the representatives for services rendered.

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

In the Canadian provinces of Alberta, Ontario and British Columbia (with respect to homeowners’ insurance only), we have an arrangement with SurexDirect.com Ltd. (“Surex Direct”), an independent insurance agency, whereby sales representatives refer clients to Surex Direct to receive multiple, competitive auto and homeowners’ insurance quotes. Surex Direct’s comparative quote process allows clients to easily identify the underwriter that is most competitively priced for their type of risk. We receive referrals based on completed auto and homeowners’ placement of insurance and policy renewals and pay sales representatives a flat referral fee for each completed application and policy renewal.

In Canada, we have a referral program for mortgage loan products offered by a third-party lender, B2B Bank and 8Twelve Mortgage Corp., a mortgage broker. Due to regulatory requirements, sales representatives in Canada only refer clients to the lender and are not involved in the loan application and closing process. We receive referral fees based on the funded loan amount and, in turn, pay a commission to sales representatives.

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

State insurance laws and regulations regulate all aspects of our U.S. insurance business. Such regulation is vested in state agencies having broad administrative and, in some instances, discretionary power dealing with many aspects of our business, which may include, among other things, premium rates and increases thereto, reserve requirements, marketing practices, advertising, privacy, policy forms, grace periods, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy.

Our U.S. insurance subsidiaries are required to file certain annual, quarterly and periodic reports with the supervisory agencies in the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. These examinations generally are conducted under National Association of Insurance Commissioners (“NAIC”) guidelines. Under the rules of these jurisdictions, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. Our most recent examinations of the financial condition and affairs of Primerica Life and NBLIC, as well as Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”), special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life, performed by the respective domiciliary state insurance department at the time of the exams, were completed during 2016 with no material findings or recommendations noted.  As of December 31, 2020, Primerica Life and NBLIC were undergoing scheduled examinations by their respective domiciliary states.

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

The states in which our U.S. insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to us. In Canada, dividends can be paid subject to the paying insurance company’s continuing compliance with regulatory requirements and upon notice to OSFI. We determine the dividend capacity of our insurance subsidiaries using statutory accounting principles (“SAP”) promulgated by the NAIC and each subsidiary’s domiciliary state in the United States and using IFRS in Canada.

The following table sets forth the amount of cash and distributions paid or payable by our insurance subsidiaries:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Primerica Life	$170,000	$270,000	$200,000
Primerica Life Canada	22,532	22,544	22,755

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

In the United States, clients acquire securities products from PFS Investments in either a brokerage or advisory relationship.  In a brokerage relationship, a PFS Investments registered representative making recommendations is subject to a “best interest” standard under SEC regulations and FINRA rules and in some cases, state rules. PFS Investments markets mutual funds and variable annuities on a brokerage basis.  In an advisory relationship, namely our managed investment offerings, PFS Investments and its investment advisory representative have a fiduciary obligation to the client and conduct ongoing monitoring of the client’s investments.

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

Regulation of Mortgage Loan Products. In the United States, state mortgage banking, brokering and lending laws regulate our mortgage distribution business. In the United States, Primerica Mortgage, LLC is regulated by state banking commissioners and other equivalent regulators as well as by the Consumer Financial Protection Bureau. Our mortgage distribution business must comply with the laws, rules and regulations, as well as judicial and administrative decisions, in all of the jurisdictions in which we are licensed to offer mortgage and unsecured loans, as well as an extensive body of federal laws and regulations. These state and federal laws and regulations address the type of loan products that can be offered to consumers through predatory lending and high cost loan laws and the type of licenses that must be obtained by individuals and entities seeking to solicit mortgage loan applications from consumers. As a mortgage broker licensee, Primerica Mortgage, LLC is subject to periodic examinations by regulators.

To offer mortgage loan products, sales representatives must be individually licensed as mortgage loan originators by the states in which they do business (and in some states as both mortgage brokers and mortgage loan originators).  See “Risk Factors — Other Risks Related to Our Business — Licensing requirements will impact the size of the mortgage loan sales force.”

In addition, our mortgage distribution business is subject to various other federal laws, including the Truth In Lending Act and its implementing regulation, Regulation Z, the Equal Credit Opportunity Act and its implementing regulation, Regulation B, the Fair Housing Act and the Home Ownership Equity Protection Act. We are also subject to the Real Estate Settlement Procedures Act (“RESPA”) and its implementing regulation, Regulation X, which requires timely disclosures related to the nature and costs of real estate settlement amounts and limits those costs and compensation to amounts reasonably related to the services performed. We are also subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act and any implementing regulations.

In Canada, our loan activities are more limited and the sales representatives only provide mortgage loan referrals to B2B Bank and 8Twelve Mortgage Corp. The sales representatives are not required to obtain mortgage loan licensure from any regulatory entity to make these referrals.

Other Laws and Regulations. Our business is subject to a number of additional laws and regulations.

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

The Federal Trade Commission (“FTC”), through the Federal Trade Commission Act (the “FTC Act”), is responsible for protecting consumers and competition by preventing anticompetitive, deceptive, and unfair business practices.  This includes regulation of deceptive trade practices such as pyramiding and unsubstantiated earnings or lifestyle claims in advertisements, including on social media.

The Financial Consumer Agency of Canada (“FCAC”), a Canadian federal regulatory body, is responsible for ensuring that federally regulated financial institutions, which include Primerica Life Canada, comply with federal consumer protection laws and regulations, voluntary codes of conduct and their own public commitments. The Financial Transactions and Reports Analysis Centre of Canada (“FINTRAC”) is Canada’s financial intelligence unit. Its mandate includes ensuring that entities subject to the Proceeds of Crime (Money Laundering) and Terrorist Financing Act comply with reporting, recordkeeping and other obligations under that act. We are also subject to privacy laws under the jurisdiction of federal and provincial privacy commissioners and the consumer complaints provisions of federal insurance laws under the mandate of the FCAC, which requires insurers to belong to a complaints ombud-service and file a copy of their complaints handling policy with the FCAC.

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

Primerica’s information security teams provide services, including project consulting, threat management, application and infrastructure assessments, secure configuration management, and information security administration.  Additionally, we support advanced business continuity and disaster recovery capabilities. The Company institutes a three-lines-of-defense model for information security risk assurance, in which management owns the risk, our enterprise risk management team assesses the risk and oversees compliance with internal guidelines and policies, and our internal audit team provides independent assurance of the effectiveness of the first two lines of defense. Primerica’s management continually assesses information security risk, working with industry experts for maturity and technical assessments. Primerica’s enterprise risk management and internal audit functions conduct regular assessments and audits, and report the results to Primerica’s Board of Directors (the “Board of Directors” or the “Board”) at least quarterly.

The Company has two core policies that govern our home office initiatives in this critical area: (i) Information Security Policy; and (ii) Data Loss Prevention Policy.  These policies are reviewed annually and updated as needed.  They address both the processes and technical requirements needed to protect the environments in which data is processed, as well as how it is maintained, governed, and protected. We also impose mandatory privacy and information security controls and various data security protection requirements on the sales force.  These required controls are based on varying governing laws and regulations.

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

Human Capital Management

Employees

General.  As of December 31, 2020, we had 1,966 full-time employees in the United States and 264 full-time employees in Canada.  In addition, as of December 31, 2020, we had 525 on-call employees in the United States and 69 on-call employees in Canada who provided services on an as-needed hourly basis. The following table provides information about the diversity of our full-time and on-call U.S. employees(1) at December 31, 2020:

	Number of Employees	Female	Male	Asian	Black or African American	Hispanic or Latino	Other	White
Executive Management(2)	94	46.8%	53.2%	3.2%	6.4%	2.1%	1.1%	87.2%
Non-Executive Management(3)	407	60.0%	40.0%	4.2%	23.8%	5.7%	0.5%	65.8%
Professionals(4)	638	53.1%	46.9%	17.2%	25.7%	6.3%	2.2%	48.6%
All Other Employees(5)	1,352	68.1%	31.9%	4.3%	38.2%	13.1%	3.0%	41.5%
	2,491	62.1%	37.9%	7.5%	31.4%	9.7%	2.3%	49.0%

(1)	Reflects U.S. employees only, as comparable data is not required by law to be collected in Canada.
(2)	Includes employees at the Senior Vice President level and above.
(3)	Includes employees at the Assistant Vice President and Vice President levels and non-Assistant Vice President managers.
(4)	All remaining exempt (as defined by the Fair Labor Standards Act) employees.
(5)	All remaining non-exempt employees.

Because management recognized that racial diversity at senior management levels lags other employee levels, we engaged a diversity consulting firm in late 2019 to review the racial and ethnic diversity of our employee workforce and provide recommendations to enhance the pipeline of racially diverse talent within the Company.  Further, in the fourth quarter of 2020 we enhanced our senior executive management team with a seasoned leader who brings deep experience in employee and leadership development to, among other things, serve as our Chief Administrative Officer, and lead our efforts to create and implement programs, processes and protocols that focus on diversity, equality, and inclusion.  For more information on the role and responsibilities of this new member of Primerica’s operating team, see “Information About Our Executive Officers and Certain Significant Employees.”

Primerica prides itself on having a collaborative culture with our employees.  As such, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.  For a more detailed description of our employee initiatives, see our 2020 Corporate Sustainability Report (available at www.investors.primerica.com), which is not incorporated by reference into this report or any filings with the SEC into which this report is incorporated by reference.

Talent Development.  A core strength is that our senior executives average approximately 30 years with the Company, and many employees have been with Primerica for over 20 years.  The result of this longevity and loyalty is that many of our long-term executives and employees will reach retirement age over the coming years.  Management is focused on enhancing succession planning and talent pipeline identification and development both through the hiring of external talent and the adoption of new internal programs that focus on performance management and employee development.

Compensation and Total Rewards.  Primerica’s compensation philosophy is designed to attract, retain and motivate highly competent employees at all levels through compensation programs and practices.  The Company strives for a pay for performance culture with a combination of individual and Company performance as factors in determining total rewards.  Approximately 350 of our employees participate in an annual incentive program that reflects both corporate performance and individual achievement.  Incentive awards to officers are paid in both cash and equity (with a higher proportion being paid in equity for higher level officers) while Assistant Vice Presidents receive all of their incentive awards in cash.  Employees below the level of Assistant Vice President are eligible for cash bonuses based on individual performance.  In 2020, all non-bonus eligible employees received a small cash payment to recognize the results of their extraordinary efforts during the COVID-19 pandemic.

Among other things, our employee benefits package includes health and dental insurance, various paid-leave options, parental leave, in-office doctors’ visits, a robust employee assistance program, and a 401(k) retirement savings plan with a generous company match.  Although the Company was exempt from coverage under the Family First Coronavirus Response Act because we have more than 500 employees, we created a special paid sick leave policy that provided new sick leave benefits (in addition to our pre-existing policies) regarding planned and unplanned time off and short-term disability benefits.

Employee Engagement and Wellness.  Employees are highly satisfied at Primerica, as evidenced by our employee retention rate in 2020 of 92%. Further, in both 2019 and 2020 we were recognized by Forbes as a Best Employer for Women, and we were named to the 2020 Bloomberg Gender Equality Index.  In January 2021, we were named to the 2021 Bloomberg Gender Equality Index. We were also recognized as a regional “Top Workplace” by the Atlanta Journal-Constitution for eight consecutive years from 2014 to 2021 with the most recent recognition being confirmed in mid-December 2020. In 2021, we were nationally recognized for the first time as a “Top Workplace USA” by the employee engagement service partner that conducted the regional survey.  In order to monitor employee satisfaction, we conduct annual employee surveys and provide detailed results to managers and our Board of Directors.  Changes to policies, programs, and benefits packages are made based on this feedback.  In addition, each year we hold a series of town hall meetings at our Georgia headquarters and our Canadian head office during which all employees hear Company updates and have the opportunity to ask questions of senior management.  Since March 2020, our Chief Executive Officer has shared a weekly video message with all employees and held a company-wide virtual Town Hall meeting with all employees.  It is anticipated this practice will continue in 2021 until it is safe to resume traditional engagement practices.

The Company took, and continues to take, steps to ensure the health and safety of employees during the COVID-19 pandemic.  In addition to moving the vast majority of employees to remote work, we developed a four stage plan to gradually repopulate our facilities as the risk of the pandemic declines.   The Company has been in stage two of its re-opening plan (based on the lifting of widespread stay at home orders) since July 2020 and will assess in the second quarter of 2021 when to move to stage three.  For those employees coming into our corporate offices, we followed the guidelines of nationally recognized health organizations to ensure we maintain a clean, safe and comfortable working environment.  In addition, we provided masks for employees, implemented sanitation stations and conducted temperature checks as warranted. Contact tracing protocols are in place and are activated upon learning that any employee has contracted COVID-19.

Independent Contractors

A description of the independent contractor sales force is included elsewhere in this section.  See “— Our Distribution Model”, “— Recruitment of Sales Representatives”, “— Sales Force Motivation, Training, Communication and Sales Support Tools” “— Performance-Based Compensation Structure” and “— Supervision and Compliance.” The independent contractor sales force is extremely diverse, as it reflects the communities in which the sales representatives live and work.  Further, the sales force utilizes strategic market groups to encourage professional and personal growth and development, including Women in Primerica, the African American Leadership Council and the Hispanic American Leadership Council, which we refer to as our Strategic Markets.  These groups provide opportunities for networking and mentorship, sales and business management training and deep learning opportunities customized for these respective market segments. For a more detailed description of sales force initiatives, see our 2020 Corporate Sustainability Report (available at www.investors.primerica.com), which is not incorporated by reference into this report or any filings with the SEC into which this report is incorporated by reference.

Board of Directors

Primerica’s Board of Directors values diversity among its members.  As of December 2020, 27% of our Board members were racially or ethnically diverse and 27% of our Board members were women. In August 2020, the Board adopted a Board Diversity policy, requiring consideration of Board candidates based on merit against objective criteria tied to the needs of the Board and the Company at the time of nomination to the Board while giving due regard to diverse characteristics such as gender, race, ethnicity, country of origin, nationality or cultural background and other personal characteristics. Further, diverse Board candidates are to be considered whenever the Board commences a director search.  The Board Diversity policy is available on the investor relations page of our corporate website (www.investors.primerica.com). In addition, our Board receives regular updates on the Company’s efforts to improve diversity, equality and inclusion among its employees and independent contractors.

Available Information

We make available free of charge on our website (www.primerica.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable upon filing such information with, or furnishing it to, the SEC. The Company’s reports are also available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We routinely post financial and other information, including information about our corporate responsibility and sustainability efforts on the investor relations page of our corporate website (www.investors.primerica.com). Information included on any Company websites is not incorporated by reference into this report or any other filings with the SEC into which this report is incorporated by reference.

ITEM 1A.RISK FACTORS.

Risks Related to Our Distribution Structure

Our failure to continue to attract new recruits, retain sales representatives or license or maintain the licensing of sales representatives would materially adversely affect our business, financial condition and results of operations.

New sales representatives provide us with access to new clients, enable us to increase sales and provide the next generation of successful sales representatives. As is typical with distribution businesses, we experience a high rate of turnover among part-time sales representatives, which requires us to attract, retain and motivate a large number of sales representatives. Recruiting is performed by current sales representatives, and the effectiveness of recruiting is generally dependent upon our reputation as a provider of a rewarding and potentially lucrative income opportunity, as well as the general competitive and economic environment. Whether recruits are motivated to complete their training and licensing requirements and commit to selling our products depends in part on the effectiveness of our compensation and promotional programs, as well as the competitiveness of such programs compared with other companies, including other part-time business opportunities and the recruits’ desire to help middle-income families in their communities.

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

From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for sales representatives to obtain their life insurance and/or securities licenses.   For example, FINRA is considering changing the continuing education (“CE”) regulatory requirement from a three-year period to an annual requirement for securities-licensed representatives. In addition, the North American Securities Administrators Association approved a model rule for participating states that imposes a CE requirement for investment advisor representatives for the first time. Such changes could place an increased burden on representatives to maintain their securities licenses, which could negatively impact the size of the active securities sales force in the event that representatives do not complete the applicable CE requirements on a timely basis.

There are a number of laws and regulations that could apply to our distribution model, which could require us to modify our distribution structure.

We have not been, and are not currently, subject to business opportunity laws because the amounts paid by the new sales representatives to us: (i) are less than the minimum thresholds set by many state and provincial statutes and (ii) are not fees paid for the right to participate in a business, but rather are for bona fide expenses such as state and provincial-required insurance examinations and pre-licensing training. We have not been, and are not currently, subject to franchise laws for similar reasons. However, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change. In addition, although we do not believe that the FTC’s Business Opportunity Rule applies to our Company, it could be interpreted in a manner inconsistent with our interpretation. Becoming subject to business opportunity or franchise laws or regulations could require us to provide additional disclosures and regulate the manner in which we recruit sales representatives that may increase the expense of, or adversely impact our recruitment of new sales representatives.

There are various laws and regulations, including laws of general application such as the FTC Act, that prohibit fraudulent or deceptive practices including but not limited to pyramid schemes. Historically, the FTC has defined a pyramid scheme as an arrangement in which new participants are required to pay a fee for the right to sell a product and the right to receive, for recruiting other persons to participate, rewards that are primarily unrelated to the sale of products to ultimate users. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities. Although we believe that our business practices comply with applicable laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment, or that these laws and regulations could change in actuality or in application, which could require us to restructure our operations or result in regulatory fines, penalties, or other costs, or reputational harm or could otherwise adversely affect our business, financial condition and results of operations.

Various unfair and deceptive trade practices laws and regulations could potentially be invoked to challenge aspects of our recruiting of sales representatives. In particular, we and the sales representatives use promotional materials in recruiting that describe the potential business opportunity available if someone becomes a sales representative and information with respect to earnings and lifestyle statements. These materials and statements made by us or the sales representatives may be deemed to be unfair, deceptive, or misleading under the FTC Act or other federal, state and provincial laws or regulations and could result in regulatory fines, penalties or other costs, or reputational harm. Being out of compliance with the aforementioned laws and regulations could require changes to the recruiting of sales representatives, which could have a materially adverse effect on our business, financial condition and results of operations.

There may be adverse tax, legal or financial consequences if the independent contractor status of sales representatives is overturned.

Sales representatives are independent contractors who operate their own businesses. Although we believe that we have properly classified sales representatives as independent contractors, there is a risk that the IRS, the Canada Revenue Agency, a court or other authority will take a different view. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent sales representatives are subject to change or interpretation.

The classification of workers as independent contractors has been the subject of increasing federal, state and provincial legislative, regulatory and judicial interest over the last several years. Legislative and regulatory proposals have been introduced by federal and state authorities, and judicial decisions have been made, that call for or result in greater scrutiny of independent contractor classifications.  There is no assurance that our business activities would be excluded. We cannot predict the outcome of any such legislative, regulatory, or judicial activity.

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

Extensive federal, state, provincial and territorial laws regulate our product offerings and our relationships with our clients, imposing certain requirements that sales representatives must follow. At any given time, we may have pending state, federal or provincial examinations or inquiries of our investment and savings products, insurance, mortgage, and other businesses. In addition to imposing requirements that sales representatives must follow in their dealings with clients, these laws and regulations generally require us to maintain a system of supervision reasonably designed to ensure that sales representatives comply with the requirements to which they are subject. We have policies and procedures to comply with these laws and regulations. However, despite these compliance and supervisory efforts, the breadth of our operations and the broad regulatory requirements could result in oversight failures and instances of non-compliance on the part of the Company or the sales representatives.

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

Various government bodies have established rules protecting the privacy and security of personal information, which vary significantly from jurisdiction to jurisdiction. Many sales representatives, employees, and third-party service providers have access to, and routinely process, personal information of clients on paper and on personal and company-owned hardware, the cloud and mobile devices through a variety of media, including the Internet and software applications. We rely on internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our Company, our employees and the sales representatives. If a sales representative, employee, or third-party service provider intentionally or unintentionally discloses or misappropriates confidential client information or our data is the subject of a cybersecurity attack, or if we fail to maintain adequate internal controls or sales representatives, employees, or service providers fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

Life insurance statutes and regulations are generally designed to protect the interests of the public and policyholders.  Those interests may conflict with the interests of our stockholders. Currently, in the United States, the power to regulate insurance resides almost exclusively with the states, which grant state insurance regulators broad powers to regulate almost all aspects of our insurance business. Much of this state regulation follows model statutes or regulations developed or amended by the NAIC, which is composed of the insurance commissioners of each U.S. jurisdiction. The NAIC re-examines and amends existing model laws and regulations (including holding company regulations), in addition to determining whether new ones are needed.

The Federal Insurance Office is authorized to, among other things, study methods to modernize and improve insurance regulation. We cannot predict with certainty whether, or in what form, reforms will be enacted and, if so, whether the enacted reforms will materially affect our business. Changes in federal statutes, financial services regulation and federal taxation, in addition to changes to state statutes and regulations, may be more restrictive than current requirements or may result in higher costs, and could materially adversely affect our business, financial condition and results of operations.

On July 18, 2018, the NYDFS issued final amendments to its suitability regulation for annuities (the “NY Amended Suitability Rule”), which imposes certain duties and obligations on insurers and insurance producers in the sale of life insurance, including term life insurance, and annuities. Firms and insurance representatives are required to ensure that transactions are suitable and consistent with the customer’s “best interest”. The NY Amended Suitability Rule became effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020.  In February 2020, the NAIC approved revisions to the Suitability in Annuity Transactions Model Regulation (“NAIC Annuities Best Interest Rule”) requiring producers to act in the “best interest” of consumers when recommending an annuity, and several states have adopted, and others are proposing to adopt, the NAIC Annuities Best Interest Rule. The NY Amended Suitability Rule and the NAIC Annuities Best Interest Rule impose a higher standard of care, enhanced disclosure, and other obligations with respect to life and/or annuities recommendations, which may increase our regulatory or litigation risk.

Federal and provincial insurance laws regulate all aspects of our Canadian insurance business. Changes to federal or provincial statutes and regulations may be more restrictive than current requirements or may result in higher costs, which could materially adversely affect our business, financial condition and results of operations. If OSFI determines that our corporate actions do not comply with applicable Canadian law, Primerica Life Canada could face sanctions or fines, and be subject to increased capital requirements or other requirements.

The Minister of Finance (Canada) approved our indirect acquisition of Primerica Life Canada in 2010 with the expectation that we will provide ongoing financial, managerial or operational support to this subsidiary as necessary. If OSFI determines Primerica Life Canada is not receiving adequate support from the Parent Company under applicable Canadian law, Primerica Life Canada may be subject to increased capital requirements or other requirements deemed appropriate by OSFI.

If there are extraordinary changes to U.S. or Canadian statutory or regulatory requirements, we may be unable to fully comply with or maintain all required insurance licenses and approvals and the regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our insurance activities or impose fines or penalties on us, which could materially adversely affect our business, financial condition and results of operations. We cannot predict with certainty the effect any proposed or future legislation or regulatory initiatives may have on the conduct of our business.

A decline in the regulatory capital ratios of our insurance subsidiaries could result in increased scrutiny by insurance regulators and ratings agencies and have a material adverse effect on our business, financial condition and results of operations.

Each of our U.S. insurance subsidiaries is subject to RBC standards (imposed under the laws of its respective jurisdiction of domicile). The RBC formula for U.S. life insurance companies generally establishes capital requirements relating to asset, insurance, interest rate and business risks. Our U.S. insurance subsidiaries are required to report RBC calculations annually to the applicable state department of insurance and the NAIC. Our Canadian life insurance subsidiary is subject to the Life Insurance Capital Adequacy Test Guideline (“LICAT”), and is required to provide its capital ratio calculations to the Canadian regulators. The capitalization of our insurance subsidiaries is maintained at levels in excess of the effective minimum requirements of the NAIC in the United States and OSFI in Canada. In any particular year, statutory capital and surplus amounts and RBC and LICAT ratios may increase or decrease depending on a variety of factors, many of which are outside of our control.

Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC and LICAT ratios of our insurance company subsidiaries. Ratings agencies may change their internal models, effectively increasing or decreasing the amount of statutory capital our insurance subsidiaries must hold to maintain their current ratings. Ratings agencies also may downgrade the ratings of securities held in our insurance subsidiaries’ portfolios, which could result in a reduction of our insurance subsidiaries’ statutory capital and surplus and RBC. Our insurance subsidiaries may need additional capital and, if needed, we may not be able to provide it to maintain the targeted RBC and LICAT levels to support their business operations, either of which may impact our financial strength and credit ratings.

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

Each of our insurance subsidiaries, with the exception of Peach Re and Vidalia Re, has been assigned a financial strength rating by A.M. Best. Primerica Life currently also has an insurer financial strength rating from each of Standard & Poor's (“S&P”) and Moody's.

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

The Parent Company currently has investment grade credit ratings from S&P, Moody's, and A.M. Best. These ratings are indicators of a debt issuer's ability to meet the terms of debt obligations and are important factors in its ability to access liquidity in the debt markets. A rating downgrade by a rating agency can occur at any time if the rating agency perceives an adverse change in our financial condition, results of operations or ability to service debt. If such a downgrade occurs, it could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital in the unsecured debt market and potentially increasing the cost of such debt.

The failure by any of our reinsurers or reserve financing counterparties to perform its obligations to us could have a material adverse effect on our business, financial condition and results of operations.

We extensively use reinsurance in the United States to diversify our risk and to manage our loss exposure to mortality risk. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. We, as the insurer, are required to pay the full amount of death benefits even in circumstances where we are entitled to receive payments from the reinsurer. Our reinsurers may be unable to pay the amounts they owe us on a timely basis or at all. Further, reinsurers might refuse or fail to pay losses that we cede to them or might delay payment. Since death benefit claims may be paid long after a policy is issued, we bear credit risk with respect to our reinsurers. The creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Any such failure to pay by our reinsurers could have a material adverse effect on our business, financial condition and results of operations. Two of our reinsurers are in receivership, both of which are associated with small blocks of business that are in runoff.   While it is uncertain at this time how much of their claim obligations these reinsurers will ultimately be able to pay, we have recognized an allowance for the expected credit losses associated with their reinsurance recoverable balances in our statement of financial position.

We also have in place coinsurance agreements that we originally entered into at the time of our IPO, pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our existing reinsurance agreements remain in place. Each coinsurer entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the coinsurer placed assets (primarily treasury and fixed-income securities) in trust for such subsidiary's benefit to secure the coinsurer's obligations to such subsidiary. Each such coinsurance agreement requires each coinsurer to maintain assets in trust, which amount will not be less than the amount of the reserves for the coinsured liabilities. In Canada, the IPO coinsurer must hold pledged assets in an amount sufficient for us to take credit for reinsurance in a Canadian financial institution, not affiliated with the IPO coinsurer, with our Canadian insurance company having an enforceable security interest that has priority over any other security interest for the pledged assets.  Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement subject to any applicable cure periods. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.

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

We have entered into transactions by which we finance redundant statutory reserves of certain issue years of our term life insurance business.  Under these transactions, we pay a fee to financial counterparties for their commitment to support redundant reserves and provide corresponding statutory reinsurance credit, allowing us to more efficiently manage our capital.  If the financial strength of these counterparties was significantly impaired to the extent that their support of our redundant reserves could no longer be relied upon, it could have a material adverse effect on our business, financial condition, and results of operations.

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

We earn a significant portion of our earnings through our relationships with a small group of mutual fund and annuity companies. A decision by one or more of these companies to alter or discontinue their current arrangements or product offerings with us, or a change in law or regulation that compels us to alter or discontinue such arrangements, could materially adversely affect our business, financial condition and results of operations. If any of our investment and savings products fail to achieve satisfactory investment performance, our clients may seek higher yielding or lower cost alternative investment products, and we could experience higher redemption rates. In addition, we earn a growing portion of our earnings through our asset-based advisory platform.  A mix shift of new investments to our advisory platform could materially impact cash flows to our business, financial condition and results of operations.

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

Our subsidiary broker-dealer and registered investment advisor, PFS Investments, and the sales representatives, are subject to federal and state regulation of its securities business. Investment advisory representatives likewise are held to a high standard of conduct. Our subsidiary, PSS, is a registered transfer agent engaged in the recordkeeping business and is subject to SEC regulation. Violations of laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts, could subject us to regulatory actions and/or litigation and could result in the imposition of cease and desist orders, fines or censures, restitution to clients, suspension or revocation of SEC registration, suspension or expulsion from FINRA, reputational damage and legal expense, any of which could materially adversely affect our business, financial condition and results of operations.

Our Canadian broker-dealer subsidiary, PFSL Investments Canada and the sales representatives are subject to the securities laws of the provinces and territories of Canada in which we sell our mutual fund products and to the rules of the MFDA, the self-regulatory organization governing mutual fund dealers. PFSL Investments Canada is subject to periodic review by both the MFDA and the provincial and territorial securities commissions to assess its compliance with, among other things, applicable capital requirements and sales practices and procedures. These regulators have broad administrative powers and may impose sanctions that could materially adversely affect our business, financial condition and results of operations.

If heightened standards of conduct or more stringent licensing requirements, such as those adopted by the SEC and those proposed or adopted by the Department of Labor (“DOL”) state legislatures or regulators or Canadian securities regulators, are imposed on us or the sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

The U.S. sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, Inc., which is regulated as a broker-dealer, and U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by the FINRA. These standards generally require that broker-dealers and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. On June 5, 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons (collectively, the “SEC Rulemaking”).  Among other things, the SEC Rulemaking: (i) creates a new “best interest” standard of conduct for broker-dealers  (“Reg BI”), and (ii) imposes new disclosure requirements through summary forms intended to clarify relationships among brokers, advisers, and their retail customers (“Form CRS”). The SEC Rulemaking had a compliance date of June 30, 2020 for Reg BI and Form CRS.  On December 15, 2020, the DOL published an interpretation of, and class exemption regarding, the rules governing fiduciary investment advice with respect to IRAs and other retirement accounts (the “DOL Rule”).  The effective date of the DOL Rule is February 16, 2021 and the DOL extended its non-enforcement policy through December 20, 2021. The SEC Rulemaking and the DOL Rule in their current forms impose higher standards of care and enhanced obligations that increase regulatory and litigation risk to our business.

In addition to federal regulators, certain states have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to mitigate and disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such state laws or regulations could have on our business vary from state to state depending on the content of the legislation or regulation and how it would be applied by state regulators and interpreted by the courts, but such laws or regulations could disrupt our brokerage business in the relevant state. We cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

On February 20, 2020, the CSA published final rule amendments, applicable in all provinces except Ontario, to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). The final amendments have an effective date of June 1, 2022.  The CSA indicated that the participating provinces’ prohibition of upfront sales commissions by fund companies will require firms to discontinue the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada.  These rules will result in changes in compensation arrangements with both the fund companies that offer the mutual fund products we distribute and sales representatives in the participating provinces.  The deferred sales charge compensation model is permitted to be used until the effective date.  While Ontario has disagreed with the prohibition of upfront sales commissions by fund companies and is not at this time participating in adoption of the DSC Ban, the Ontario Securities Commission has proposed several restrictions on the use of the deferred compensation model, including a $50,000 maximum account size and a limitation on the maximum term of the deferred sales charge schedule to three years compared to current industry practice where the maximum term can be up to seven years.  These restrictions, if any, will also be effective June 1, 2022.  We have not finished the process of determining the types of changes we will make in response to the DSC Ban and the restrictions in Ontario, therefore, we are unable to quantify the potential impact on our financial condition or results of operations.

In Canada, on October 3, 2019, the CSA published final rule amendments intended to better align the interest of securities dealers and representatives with the interests of their clients, improve outcomes for clients, and make clearer to clients the nature and terms of their relationship with registered firms and their representatives.  Collectively these amendments are referred to as the Client Focused Reforms (“CFRs”).  The CFRs, among other things, require registered firms to identify and mitigate conflicts of interest between registered firms and their representatives, on one hand, and clients, on the other, such that recommendations may be made in clients’ best interest. The CFRs are subject to ministerial approval and have staggered implementation dates.  The implementation date to address conflicts and to improve disclosure was December 31, 2020 and the implementation date to enhance overall suitability rules, know your client rules, and know your product requirements is December 31, 2021.  The implementation date to address conflicts changed from December 31, 2020 to June 30, 2021 to provide additional time due to COVID-19.  CFRs will require changes to our sales process and back-office systems and processes and may necessitate changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada. Although not expected at this time, the impact of such changes could have a material adverse effect on our investment and savings products business in Canada.

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

We review the account applications that we receive for our investment and savings products for suitability, for compliance with the SEC Rulemaking and the DOL Rule, and for compliance with other federal or state regulations governing standards of care. We believe that the policies and procedures we implement to help sales representatives assist clients in making investment choices are reasonably designed to achieve compliance with applicable securities laws and regulations and to satisfy other applicable federal, state, and provincial standards of care.  Nonetheless, it is possible that the SEC, FINRA, the DOL, the IRS, state securities and insurance regulators or MFDA may not agree. Further, we could be subject to regulatory actions or private litigation, which could materially adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Mortgage Distribution Business

Licensing requirements will impact the size of the mortgage loan sales force.

To offer mortgage loan products, sales representatives must be individually licensed as mortgage loan originators by the states in which they do business and, in some states, they must also be individually licensed as mortgage brokers.  These licensing requirements include enrollment in the Nationwide Multistate Licensing System, application to state regulators for individual licenses, a minimum of 20 hours of pre-licensing education, an annual minimum of eight hours of continuing education, and the successful completion of both national and state tests or a national test with uniform state content.  Compliance with these licensing regimes (including background and credit checks) have proven to be a barrier for many sales representatives.  In addition, the tests have historically been challenging for the sales representatives to pass. Primerica Mortgage, LLC must also be licensed at the company level as a Mortgage Broker (or equivalent) and, in almost all states, representatives’ offices, must be licensed as branch offices.  To offer mortgage loans in a state, individual representatives, offices, and Primerica Mortgage, LLC must be licensed as required by state law.  These licenses must be renewed on an annual basis.  Failure of sales representatives to obtain the required licenses and comply with ongoing licensing requirements would adversely affect the size of the mortgage loan sales force, which could materially adversely affect our mortgage distribution business.

Our mortgage distribution business is highly regulated and subject to various federal, state and provincial laws and regulations in the U.S. and Canada, changes in which could affect the cost or our ability to distribute our products and could materially adversely affect our business, financial condition and results of operations.

Our U.S. mortgage distribution business is subject to a wide array of laws at the federal, state, and local levels, and it is regulated by the Consumer Financial Protection Bureau and state mortgage regulators, which have the authority to examine, supervise and enforce applicable laws, regulations and policies.  Federal law and regulations impose prohibitions and restrictions on the manner and amount of compensation paid in connection with a mortgage loan transaction and establish a federal ability to repay standard for all mortgage loans.  Other laws could have the effect of limiting the availability of certain loan products in the market and adversely impact the range of products offered and the volume of loan business.

Additionally, we must comply with various state and local laws and policies concerning our lender, compensation, fair lending, supervision, the provision of consumer disclosures, net branching, predatory lending and high cost loans and recordkeeping.  Differing interpretations of, changes in, or violations of, any of these laws or regulations could subject us to damages, fines, or sanctions and could affect the cost or our ability to distribute our products, which could materially adversely affect our business, financial condition, and results of operations. Remediation for noncompliance with federal, state or local laws could be costly and significant fines may be incurred. Failure to comply with applicable laws could result in potential litigation liability.  Further, the lender must comply with applicable federal, state, and local laws and regulations, and any noncompliance by such lender may adversely impact our U.S. mortgage distribution business.

In Canada, sales representatives offer mortgage loans on a referral basis only. Various provincial mortgage brokerage laws strictly prescribe the requirements applicable to a mortgage referral program in order for individuals who make the referrals to be exempt from the requirement to be licensed as mortgage brokers. Differing interpretations of, changes in, or violations of, any of the applicable exemptions under mortgage brokerage laws could subject us to damages, fines or sanctions and could have a material adverse effect on our ability to offer mortgage loan referrals in Canada. In addition, sales representatives selling mutual funds must comply with the disclosure requirements of the MFDA and applicable securities laws governing mortgage referral arrangements. Failure to comply with such disclosure requirements could result in regulatory sanctions, which could have a material adverse effect on our ability to offer mortgage loan referrals in Canada.

Risks Related to Economic Downcycles, Public Health Crises or Catastrophes, and Disasters

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

Our investment and savings products business is sensitive to the performance of the equity markets. A protracted long-term downturn in equity market performance brought about in an economic downturn could adversely affect new sales and cause clients to liquidate mutual funds and other investments sold by sales representative. This could cause a decrease in the asset value of client accounts, reduce our trailing commission revenues and result in a decline in the fair value of our invested asset portfolio. Further, volatility in equity markets or downturns could discourage purchases of the investment products that we distribute and could have a materially adverse effect on our business, including our ability to recruit and retain sales representatives.

Major public health pandemics, epidemics or outbreaks, specifically, the COVID-19 pandemic, or other catastrophic events, could materially adversely impact our business, financial condition and results of operations.

Our operations are exposed to the risk of major public health pandemics, epidemics or outbreaks (a “major public health crisis”), such as the COVID-19 pandemic, or other catastrophic events (“catastrophic events”), which, among other things, could cause a large number of premature deaths of our insureds. Although we have ceded a significant majority of our mortality risk to reinsurers, a major public health crisis or catastrophic event could cause substantial volatility in our financial results for a period of time and could also materially harm the financial condition of our reinsurers, increase the probability of default on reinsurance recoveries or decrease the availability of reinsurance on new business.  In addition, most of the jurisdictions in which our insurance subsidiaries are licensed to transact business require life insurers to participate in guaranty associations, which raise funds to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed issuers. A major public health crisis or catastrophic event could require extraordinary assessments on our insurance companies, which could have a material adverse effect on our business, financial condition and results of operations.

A major public health crisis or catastrophic event could negatively impact our ability to attract new recruits, train and license the sales force, and incentivize the sales force to sell our products. If a significant number of sales representatives were to be impacted by a major public health crisis or catastrophic event, it could have a material adverse effect on recruiting, licensing, and our ability to write new business. A major public health crisis or catastrophic event could also cause significant volatility in global financial markets and disrupt the economy and the demand for the term life insurance, investment and savings and other financial products that we sell. Our investment portfolio and the valuations of invested assets we hold could also be materially adversely affected.

Specifically with respect to the COVID-19 pandemic, social distancing recommendations (collectively, “prevention measures”) inhibited and continue to inhibit the face-to-face setting sales representatives primarily used to meet the needs of clients, attract new recruits, and retain and motivate sales representatives. Such face-to-face interactions may not be adequately replaced by technological solutions. Further, prevention measures have negatively impacted and may continue to impact completion of paramedical tests necessary to underwrite some of our life insurance applicants. Prevention measures also caused and continue to cause limited availability and capacity of licensing test centers, which negatively impact the ability of sales representatives to obtain the licenses necessary to sell certain of our products, including life insurance, securities and mortgages. Finally, prevention measures have caused the cancellation of large meetings that we use to motivate the sales force to sell our products. Throughout 2020 and into 2021, prevention measures have been adopted, relaxed and re-adopted by various jurisdictions, and this is unlikely to change until a vaccine is widely available in the United States and Canada.  We cannot predict the impact that any such measures could have on our business and results of operations.

The COVID-19 pandemic has led to an economic downturn and it is uncertain how long this economic downturn will last.  This economic downturn has resulted in higher unemployment rates, lower household income and significant fluctuations in consumer spending, all of which could adversely affect the persistency of in force business, the demand for the term life insurance, investment and savings and other financial products that we sell, our liquidity and our ability to attract new recruits. It could also negatively impact product providers and business partners with whom we have long-standing business relationships, which could materially adversely affect our business. Many state governments required that insurance companies temporarily extend grace periods, and we have adopted other measures intended to enable customers to maintain life insurance policies when facing financial hardships due to the COVID-19 pandemic. We do not yet know the impact this will have on the future persistency of our life insurance policies.  Further, the significant volatility in the North American equity markets in the first quarter of 2020 impacted, and potential future volatility could impact, the value of clients’ investment accounts and may have a negative effect on the Company’s sales of investment and savings products, both of which could have an adverse effect on our business, financial condition and results of operations.

We cannot predict accurately how legal and regulatory responses to concerns about the COVID-19 pandemic will impact our business. For example, liability could result if persons are infected with COVID-19 at one of our offices or by one of the sales representatives and it is determined that we did not exercise reasonable precautions in how we protect our workplaces. The extent to which the COVID-19 pandemic may impact our business, financial condition and results of operations will depend on future developments that are highly uncertain and cannot be predicted accurately, including new information that may emerge concerning the severity of the COVID-19 pandemic, the duration of the pandemic and actions taken to contain or mitigate its impact.

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

Risks Related to Information Technology and Cybersecurity

If one of our, or a third-party partner’s, significant information technology systems fails, if its security is compromised, or if the Internet becomes disabled or unavailable, our business, financial condition and results of operations may be materially adversely affected.

Our business is highly dependent upon the effective operation of our information technology systems and third-party technology systems, networks and clouds to record, process, transmit and store information, including sensitive customer and proprietary information. We rely on these systems throughout our business for a variety of functions including to conduct many of our business activities and transactions with customers, sales representatives, vendors and other third parties, to prepare our financial statements and to communicate with our Board of Directors. Further, our information technology systems and applications run a variety of third-party and proprietary software intended to support the sales force. Our business also relies on the use by employees, representatives and other third parties of electronic mobile devices, such as laptops, tablets and smartphones, which are particularly vulnerable to loss and theft.

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

Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally-identifiable client information, health information, and proprietary business information.  In addition, an increasing number of jurisdictions require that regulators and clients be notified if a security breach results in the disclosure of personally-identifiable client information or health information, which could exacerbate the harm to our business, financial condition or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

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

Various international, federal and state legislative and regulatory bodies are considering or have considered, proposed, or adopted new standards and rules regarding protection of personally-identifiable information. NYDFS’s Cybersecurity Requirements for Financial Services Companies require covered financial services institutions to implement a cybersecurity program designed to protect information systems.  The NAIC has adopted the Insurance Data Security Model Law (“Model Law”), which, among other things, would require insurers and insurance producers to develop and maintain a written information security program, conduct risk assessments, and assess the data security practices of third-party service providers.  The Model Law, which has some similarities as well as differences from the NYDFS’s cybersecurity regulation, has been adopted by a significant number of states. In addition, the California Consumer Protection Act of 2018 and related laws and regulations (“CCPA”) are designed to give consumers more control over their personal data.  The CCPA, which imposes strict liability for security incidents under certain circumstances, became effective in January 2020. All 50 U.S. states and Canada have breach notification requirements.

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

Financial Risks Affecting Our Business

Credit deterioration in, and the effects of interest rate fluctuations and changes to benchmark reference interest rates on, our invested asset portfolio and other assets that are subject to changes in credit quality and interest rates could materially adversely affect our business, financial condition and results of operations.

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

The value of certain of our investments are tied to benchmark reference interest rates, such as the London Interbank Offered Rate (“LIBOR”). In 2022, financial markets will begin transitioning away from LIBOR as a reference interest rate for securities and contract terms, with full transition expected by June 30, 2023.  The discontinuation of LIBOR or a switch to an alternative reference rate could adversely impact the value and liquidity of certain investments that use LIBOR as a reference rate and could cause increased cost or uncertainties regarding changes required to be made to contracts that reference LIBOR.  As of December 31, 2020, investments that are tied to LIBOR represent less than 5% of our invested asset portfolio.

Valuation of our investments and the determination of expected credit losses when the fair value of our available-for-sale invested assets is below amortized cost are both based on estimates that may prove to be incorrect.

Our portfolio of invested assets primarily consists of fixed-maturity securities that are classified as available-for-sale.  When the fair value of any of our available-for-sale invested assets declines below amortized cost, an impairment exists and we recognize a loss in either our statement of income or in other comprehensive income based on our assessment of expected credit losses. The determination of the fair value of certain invested assets, particularly those that do not trade on a regular basis, requires an assessment of available data and the use of assumptions and estimates. Once it is determined that the fair value of an available-for-sale security is below its carrying value, we first determine if we intend to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If we intend to sell or will more-likely-than-not be required to sell the security, then we recognize the impairment as a credit loss in our condensed consolidated statements of income by writing down the security’s amortized cost to its fair value. If we do not intend to sell or it is not more-likely-than-not that we will be required to sell the security before the expected recovery of its amortized cost, we recognize the portion of the impairment that is due to a credit loss, if any, in our condensed consolidated statement of income through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in other comprehensive income in the condensed consolidated statement of comprehensive income as an unrealized loss.  The determination of whether an impairment is due to credit factors is subjective and involves a variety of assumptions and estimates.

There are various risks and uncertainties associated with determining whether an impairment is due to credit factors when the fair value of available-for-sale securities declines below amortized cost. To the extent that we are incorrect in our determination of the fair value of our investment securities or our determination of whether an impairment is due to factors for available-for-sale securities, we may realize losses that never actually materialize or may fail to recognize losses within the appropriate reporting period.

Changes in accounting standards can be difficult to predict and could adversely impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. U.S. GAAP is a continuously evolving set of financial accounting and reporting standards that govern the preparation of our financial statements. Changes to U.S. GAAP can be difficult to implement and can materially impact how we record and report our financial condition and results of operations. An upcoming change in U.S. GAAP that will impact how we record and report our financial condition and results of operations is Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"). The amendments in this update will change the accounting guidance we follow for long-duration insurance contracts. The most notable amendment included in ASU 2018-12 will require us to update assumptions used in measuring future policy benefits, including mortality, persistency, and disability rates, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how we amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The amendments in ASU 2018-12 are scheduled to be effective for the Company beginning in 2023 as of the earliest period presented in the consolidated financial statements. We anticipate that the adoption of ASU 2018-12 will have a pervasive impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls. This new accounting standard, in addition to other financial reporting standard changes being discussed by the Financial Accounting Standards Board (“FASB”) and the SEC, could adversely impact both our financial condition and results of operations as reported on a U.S. GAAP basis.

Additionally, the Company’s insurance company subsidiaries prepare statutory financial statements in accordance with accounting principles designated by regulators in the jurisdictions in which they are domiciled. The financial statements of our U.S. insurance subsidiaries are prepared in accordance with SAPs prescribed or permitted by state insurance departments and the NAIC. SAPs, including actuarial methodologies for estimating reserves, are subject to continuous evaluation by the NAIC and state insurance departments. Similarly, our Canadian life insurance subsidiary is required to prepare statutory financial statements in accordance with IFRS, as prescribed by the OSFI in Canada. The International Accounting Standard Board’s (the “IASB”) new accounting standard for insurance contracts (“IFRS 17”) will become effective in 2023.  IFRS 17 will significantly overhaul the measurement model for insurance contracts at our Canadian life insurance subsidiary for statutory reporting purposes. The statutory financial statements of our insurance company subsidiaries, which are used to determine dividend capacity and risk-based capital, could be adversely affected by this and other future changes implemented by jurisdictional insurance departments. Therefore, the ability of our insurance companies to comply with regulatory minimum capital requirements and ultimately pay dividends to the Parent Company could be adversely impacted.

The inability of our subsidiaries to pay dividends or make distributions or other payments to us in sufficient amounts would impede our ability to meet our obligations and return capital to our stockholders.

Operations of the Company are conducted by its subsidiaries. As such, Primerica, Inc. is a holding company that has no significant operations. Our primary asset is the capital stock of our subsidiaries and our primary liability is our Senior Notes. We rely primarily on dividends and other payments from our subsidiaries to meet our operating costs, other corporate expenses, and Senior Note obligations, as well as to return capital to our stockholders. The ability of our subsidiaries to pay dividends to us depends on their earnings, covenants contained in existing and future financing or other agreements and on regulatory restrictions. The ability of our insurance subsidiaries to pay dividends will further depend on their statutory income and surplus. If the cash we receive from our subsidiaries pursuant to dividend payments and tax sharing arrangements is insufficient for us to fund our obligations or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, given the historic volatility in the capital markets, there is no assurance that we would be able to raise cash by these means.

The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on their ability to pay dividends to us. In the United States, these restrictions are based, in part, on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval.  Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. In Canada, dividends can be paid, subject to the paying insurance company continuing to meet the regulatory requirements for capital adequacy and liquidity and upon 15 days' minimum notice to OSFI. More stringent restrictions could be adopted from time to time by jurisdictions in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to us by our subsidiaries without prior approval by regulatory authorities. In addition, in the future, we may become subject to debt covenants or other agreements that limit our ability to return capital to our stockholders. The ability of our insurance subsidiaries to pay dividends to us is also limited by our need to maintain the financial strength ratings assigned to us by the ratings agencies.

If any of our subsidiaries were to become insolvent, liquidate, or otherwise reorganize, we, as sole stockholder, will have no right to proceed against the assets of that subsidiary. Furthermore, with respect to our insurance subsidiaries, we, as sole stockholder, will have no right to cause the liquidation, bankruptcy, or winding-up of the subsidiary under the applicable liquidation, bankruptcy or winding-up laws, although, in Canada, we could apply for permission to cause liquidation. The applicable insurance laws of the jurisdictions in which each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary. The insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary. Both creditors of the subsidiary and policyholders (if an insurance subsidiary) would be entitled to payment in full from the subsidiary's assets before we, as the sole stockholder, would be entitled to receive any distribution from the subsidiary.

If the ability of our insurance or non-insurance subsidiaries to pay dividends or make other distributions or payments to us is materially restricted by regulatory requirements, bankruptcy, or insolvency, or our need to maintain our financial strength ratings, or is limited due to operating results or other factors, it could materially adversely affect our ability to fund our obligations and return capital to our stockholders.

Risks Related to Legislative and Regulatory Changes

We are subject to various federal, state and provincial laws and regulations in the United States and Canada, changes in which or violations of which may require us to alter our business practices and could materially adversely affect our business, financial condition and results of operations.

Our business is subject to many regulations that relate to, among other things, consumer protection, fair credit reporting, financial privacy, consumer fraud, anti-money laundering, worker classification standards, corporate taxation and transactions with certain countries. These laws and regulations often are subject to the political climate.

Changes in, or violations of, any of these laws or regulations may require additional compliance procedures, or result in enforcement proceedings, sanctions or penalties, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Regulators could also adopt laws or interpret existing laws in a way that would require retroactive changes to our business, accounting practices, or redundant reserve financing structures. Any such retroactive changes could have a material adverse effect on our business, financial condition and results of operations.

General Risks Factors

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

For example, multi-state treasurer unclaimed property audits by 30 jurisdictions are focused on the life insurance claims paying practices of our subsidiaries, Primerica Life and NBLIC, but have been inactive in recent years. The potential outcome of such actions is difficult to predict but could subject us to adverse consequences. We cannot reasonably estimate the likelihood or the impact of additional costs or liabilities that could result from resolution of these matters, or the effect these matters may have on the conduct of our business, financial condition and results of operations.

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

The loss of key employees could negatively affect our financial results and impair our ability to implement our business strategy.

Our success substantially depends on our ability to attract and retain key members of our senior management team. The efforts, personality and leadership of our senior management team have been, and will continue to be, critical to our success. The loss of service of our senior management team due to disability, death, retirement or some other cause could reduce our ability to successfully motivate the sales representatives, or implement our business plan which could have a material adverse effect on our business, financial condition and results of operations. Although our executive officers have entered into employment agreements with us, there is no assurance that they will complete the term of their employment agreements or that they or the Company will renew them upon expiration.

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

Any acquisition of or investment in businesses that we may undertake that does not perform as we expect or that is difficult for us to integrate could materially adversely impact our business, financial condition and results of operations.

At any particular time, we may be in various stages of assessment, discussion, and negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. Acquisitions involve numerous risks and uncertainties and may be of businesses in which we lack operational or market experience. If we complete one or more acquisitions, our results of operations and financial condition may be adversely affected by a number of factors, including but not limited to: regulatory or compliance issues that could arise; a rating downgrade by a rating agency if it perceives an adverse change in our financial condition; changes in regulations and laws; the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unexpected liabilities, including litigation risks; the difference between the estimated and actual fair value of assets acquired and liabilities assumed; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential cost that might be incurred to implement adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions.  Further, completion of one or more acquisitions may cause our Board to suspend the payment of dividends and/or share repurchases.

The market price of our common stock may fluctuate.

The stock market in general, and the market for companies in the financial services industry in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Also, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control.

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

We lease general office space for our NBLIC subsidiary in Long Island City, New York under a lease expiring in March 2030.

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

The name, age at March 1, 2021, and position of each of our executive officers and certain significant employees are presented below. These officers comprise our senior management team.

Name	Age	Position
Glenn J. Williams	61	Chief Executive Officer
Peter W. Schneider	64	President
Alison S. Rand	53	Executive Vice President and Chief Financial Officer
Gregory C. Pitts	58	Executive Vice President and Chief Operating Officer
John A. Adams	62	Chief Executive Officer, Primerica Life Insurance Company of Canada
Michael C. Adams	64	Executive Vice President and Chief Business Technology Officer
Lisa A. Brown	51	Executive Vice President and Chief Administrative Officer
Estee Faranda	46	Chief Executive Officer, PFS Investments
Jeffrey S. Fendler	64	Executive Vice President and Chief Compliance and Risk Officer
William A. Kelly	65	Executive Vice President and Co-Head of Business Technology
Kathryn E. Kieser	51	Executive Vice President and Chief Reputation Officer
Michael W. Miller	43	Executive Vice President, Head of Corporate Development and Strategic Planning and President of Primerica Mortgage, LLC
Robert H. Peterman, Jr.	55	Executive Vice President and Chief Marketing Officer
Brett A. Rogers	55	Executive Vice President and General Counsel
Julie A. Seman	51	Executive Vice President, Field Distribution, Primerica Life, Client Solutions and Strategic Markets

Set forth below is biographical information concerning our executive officers.

Glenn J. Williams has served as Chief Executive Officer since April 2015. He served as President from 2005 to April 2015, as Executive Vice President of Field and Product Marketing for international operations from 2000 to 2005, as President and Chief

Executive Officer of Primerica Canada from 1996 to 2000, and in roles of increasing responsibility as part of Primerica’s international expansion team in Canada from 1985 to 2000. He began his career with Primerica in 1981 as a member of the Company’s sales force and joined the home office team in 1983. Mr. Williams earned his B.S. in education from Baptist University of America. He currently serves on the board of trustees for the Georgia Baptist Foundation.

Peter W. Schneider has served as President since April 2015. He served as Executive Vice President, General Counsel, and Chief Administrative Officer from 2000 to April 2015 and as Corporate Secretary from 2000 through January 2014. He was a Partner at the law firm of Rogers & Hardin LLP in Atlanta, Georgia from 1988 to 2000. Mr. Schneider earned both his B.S. in political science and industrial relations and his J.D. from the University of North Carolina at Chapel Hill. He serves on the boards of directors of the Securities Industry and Financial Markets Association (SIFMA) and the Camp John W. Hanes (YMCA).

Alison S. Rand has served as Executive Vice President and Chief Financial Officer since 2000 and in various capacities at the Company since 1995. Prior to 1995, Ms. Rand worked in the audit department of KPMG LLP. Ms. Rand earned her B.S. in accounting from the University of Florida and is a certified public accountant. She is Chair of the board of directors of Cool Girls, Inc., Vice Chair of the Audit Committee of the University of Florida National Foundation board of directors and a member of the Executive Committee of the board of directors of Junior Achievement of Georgia. She also serves on the Terry College of Business Executive Education CFO Roundtable Advisory Board.

Gregory C. Pitts has served as Executive Vice President and Chief Operating Officer since December 2009, as Executive Vice President since 1995 with responsibilities within the Term Life Insurance and Investment and Savings Products segments, and the information technology division and in various capacities at the Company since 1985. Mr. Pitts earned his B.S.B.A. in general business from the University of Arkansas. He serves on the board of directors of the Boy Scouts of America Atlanta Area Council.

Set forth below is biographical information concerning certain significant employees.

John A. Adams has served as the Chief Executive Officer of Primerica Life Insurance Canada since 2003.  He previously served Primerica Life Canada as Chief Financial Officer and before that as Vice President of Finance.  Before joining Primerica, Mr. Adams served as the Director of Finance of a major Canadian university and Treasurer of an insurance group of companies.  He began his career in 1980 with KPMG LLP. He graduated from Trinity College at the University of Toronto with a Bachelor of Commerce, and is a Chartered Accountant and Chartered Professional Accountant.  Mr. Adams has provided industry leadership as a board member of the Investment Funds Institute of Canada (the mutual fund industry association) since 2005, having served as its Board Chairman from 2015 to 2017. He has also served as a board member of the Federation of Mutual Fund Dealers.

Michael C. Adams has served as Co-Head of Business Technology since December 2017, as Chief Business Technology Officer since April 2010, as Executive Vice President responsible for business technology since 1998 and in various capacities at the Company since 1980. Mr. Adams earned his B.A. in business and economics from Hendrix College in 1978.

Lisa A. Brown has served as Executive Vice President and Chief Administrative Officer since October 2020. She oversees the Company’s Human Resources, Talent Management, Facilities and Physical Securities functions and leads the Company’s efforts to create and implement programs, processes and protocols that focus on diversity, equality and inclusion.  She also works closely with Marketing leaders to support our Strategic Markets affinity groups in the field. Prior to joining Primerica, Ms. Brown held several leadership positions at Delta Air Lines for more than 20 years overseeing Delta’s wholly-owned subsidiaries, fleet, procurement, talent development and operations functions. She earned her B.S. degree in Human Resources Administration from Michigan State University and a Masters of Business Administration from Kennesaw State University. Ms. Brown is a member of the board of directors of Cool Girls, Inc.

Estee Faranda has served as Chief Executive Officer of PFS Investments since March 2020 and as Executive Vice President from January 2020 to March 2020. Before joining the Company in January 2020, she was at Envestnet from March 2015 to January 2020 where she held several leadership positions, built an asset management network and was responsible for all asset management products on the Envestnet platform. Prior to Envestnet, Ms. Faranda spent eight years at Morningstar Investment Management. Ms. Faranda serves on the board of directors of the American Securities Association (ASA). She attended Kean University and spent six years in the United States Naval Reserve.

Jeffrey S. Fendler has served as Executive Vice President and Chief Compliance and Risk Officer of the Company since February 2014. He served as President of Primerica Life from 2005 through January 2014 and in various capacities at the Company since 1980. Mr. Fendler received a B.A. in economics from Tulane University.

William A. Kelly has served as Executive Vice President and Co-Head of Business Technology since December 2017. He served as Executive Vice President of PFS Investments from March 2020 to August 2020, as Chief Executive Officer from May 2018 to March 2020, as President and Chief Executive Officer from 2005 to May 2018, and in various capacities at the Company since 1985.  Mr. Kelly graduated from the University of Georgia with a B.B.A. in accounting.

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

Brett “Ben” A. Rogers has served as Executive Vice President and General Counsel since May 2019. Previously, he was a Partner at Rogers & Hardin LLP in Atlanta, Georgia, where he represented Primerica as outside counsel for more than 20 years. At Rogers & Hardin, his practice focused on complex business matters, including securities litigation, arbitration, and general commercial litigation. Mr. Rogers received a B.A. from Dickinson College and his J.D. with honors from Florida State University.

Julie A. Seman has served since May 2018 as Executive Vice President and Chief Marketing Officer of Field Distribution, Digital Distribution, Primerica Life, Client Solutions, and Strategic Markets. From August 2014 she has been responsible for sales force growth and increased product distribution through the training and development of financial services representatives in the United States, Canada, Puerto Rico and Guam. In addition, Ms. Seman augments Primerica’s strategic markets which include African American, Hispanic, Partnership and Women with a focus on personal financial education and entrepreneurship. Prior thereto, she was Senior Vice President of Client Solutions from April 2010 to August 2014 where she supervised all front-end products, including Auto & Home Marketing and Legal Protection and oversaw field communication tools. Ms. Seman joined the Company in September 1998 and has served in many roles with increasing responsibility. Ms. Seman received her B.S. in Business Management from Southern Illinois University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock of is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PRI.”

Holders

As of February 28, 2021, we had 140 holders of record of our common stock.

Dividends

In the first quarter of 2021, we declared a quarterly dividend to stockholders of $0.47 per share. We currently expect to continue to pay comparable quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.

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

During the quarter ended December 31, 2020, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
October 1 - 31, 2020	115,433	$115.68	115,433	$68,605,883
November 1 - 30, 2020	44	111.65	-	68,605,883
December 1 - 31, 2020	419	134.06	-	68,605,883
Total	115,896	$115.74	$115,433	$68,605,883

(1)

Consists of (a) repurchases and withholdings of 463 shares at an average price of $131.93 arising from share-based compensation withholdings, and (b) open market share repurchases under the share repurchase program approved by our Board of Directors.

(2)

On February 10, 2020, our Board of Directors authorized a share repurchase program, which was announced on February 11, 2020, for up to $300.0 million of our outstanding common stock (including $50.0 million remaining from the prior repurchase program) for purchases through June 30, 2021. No further repurchases will be made under this repurchase program.

(3)

On February 9, 2021, our Board of Directors authorized a share repurchase program, which was announced on February 10, 2021, for up to $300.0 million of our outstanding common stock (including $68.6 million remaining from the prior repurchase program) for purchases through June 30, 2022.  As a result, no further repurchases will occur under the prior repurchase program.

For more information on our share repurchases, see Note 12 (Stockholders’ Equity) to our consolidated financial statements included elsewhere in this report.

Stock Performance Table (1)

The following graph compares the performance of our common stock to the S&P MidCap 400 Index and the S&P 500 Insurance Index by assuming $100 was invested in each investment option as of December 31, 2015 and the reinvestment of all dividends. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization (“mid-cap”) equities sector. The S&P 500 Insurance Index is a capitalization-weighted index of domestic equities of insurance companies traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 index.

Total Stockholder Performance
Index Value
$350
$300
$250
$200
$150
$100
$50
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Primerica, Inc.
S&P 500 Insurance
S&P MidCap 400

	Period Ended
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Primerica, Inc.	$100.00	$148.33	$219.88	$213.54	$288.50	$299.77
S&P 500 Insurance	100.00	117.58	136.62	121.30	156.94	156.25
S&P MidCap 400	100.00	120.74	140.35	124.80	157.49	179.01

(1)	The stock performance table is not deemed “soliciting material” or subject to Section 18 of the Exchange Act.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the three-year period ended December 31, 2020. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

This section generally discusses 2020 and 2019 items and comparisons between 2020 and 2019 financial results.  Discussions of 2018 items and comparisons between 2019 and 2018 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 MD&A”).

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

During the year ended December 31, 2020, market conditions changed rapidly due to the impact of the novel coronavirus COVID-19 (“COVID-19”) pandemic. Measures taken to combat the spread of COVID-19 led to economic uncertainty and market volatility in the United States and Canada that will continue to impact our business for an uncertain period of time. To date, this economic decline, partial recovery and continued uncertainty have resulted in elevated unemployment rates, lower household income, sharp fluctuations in consumer spending, and historic levels of government stimulus. In addition, market volatility has led to large fluctuations in the fair value of securities held in our invested asset portfolio. The impact on our operating results for the year ended December 31, 2020 caused by the spread of COVID-19 is discussed in more detail later in this section, the Results of Operations section, and the Financial Condition section.

Due to the evolving and uncertain nature of this event, it currently is not possible to estimate the impact the COVID-19 pandemic will have on our business in future periods. However, we believe COVID-19 will continue to create uncertainty in the following business trends and conditions:

•

The ability of new recruits to obtain the requisite licenses to sell our products has been, and will likely continue to be limited, by the availability of licensing jurisdictions to administer exams and maintain licensing operations.

•

We have experienced and will continue to experience an increase in mortality expense due to premature deaths of our insureds caused by COVID-19 infections. The ultimate mortality expense due to COVID-19 is unknown. Any increase in mortality expense will be mitigated by reinsurance as we have ceded a significant majority of our mortality risk to reinsurers we believe to be creditworthy.

•

To date, the impact of COVID-19 has led to historically high levels of persistency throughout all policy durations and increased policy sales as a result of strong public sentiment towards owning life insurance products. It is unknown how long these trends will continue and to what extent persistency levels and policy sales will normalize as the current fear associated with the COVID-19 pandemic subsides.  Also, the prolonged impact of elevated unemployment and lower household income may cause deterioration in persistency of existing term life insurance policies. Refer to the Factors Affecting Our Results section for more information about how persistency impacts our financial results.

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

Details on new recruits activity and life-licensed sales representative activity were as follows:

	Year ended December 31,
	2020	2019	2018
New recruits	400,345	282,207	290,886
New life-licensed sales representatives	48,106	44,739	48,041
Life-licensed sales representatives, at period end	134,907	130,522	130,736

New recruits increased in 2020 compared to 2019 due to positive recruiting momentum at the onset of the COVID-19 pandemic combined with the effect of offering discounted business application fees for several months during the year. After the discounted fee offerings expired in July 2020, recruiting momentum remained strong through December 2020. The number of new life-licensed sales representatives increased in 2020, but faced challenges presented by the COVID-19 pandemic that included the suspensions of in-person licensing preparation classes and the closing of licensing examination centers. In order to address these challenges, we enhanced current incentive programs that encourage recruits to complete the licensing process, expanded the reach of online offerings for licensing exam preparation and facilitated the use of remote testing where offered. As examination centers have reopened, we have noted delays in available testing dates due to the backlog that accumulated during COVID-19 related closures. In response to this backlog, many states are issuing temporary licenses and are offering remote testing options. In addition, many states are extending renewal dates to allow licensees adequate time to complete the renewal process.

At December 31, 2020, the Company had 134,907 independent life-licensed representatives compared to 130,522 at December 31, 2019. The number of independent life-licensed representatives at year end included 3,597 individuals with COVID-19 temporary licenses and 2,508 licenses with extended renewals dates. We estimate that approximately 4,200 of these individuals will either not pursue the steps necessary to obtain a permanent license or not renew an expiring license.

Term Life Insurance Product Sales and Face Amount In Force. The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Year ended December 31,
	2020	2019	2018
Average number of life-licensed sales representatives	133,302	130,370	128,977
Number of new policies issued	352,868	287,809	301,589
Average monthly rate of new policies issued per life-licensed sales representative	0.22	0.18	0.19

New policies issued during 2020 increased significantly compared to 2019 as a result of continued favorable public sentiment for protection products in response to the COVID-19 pandemic.  The ability of life-licensed representatives to adopt virtual communication tools, when combined with extensive point-of-sales technologies and existing products, allowed them to readily meet our client’s needs.  These factors drove productivity in 2020 to the high end of our historical range. While sales of new policies were strong in 2020, the effect of continued weakness in household income caused by the COVID-19 pandemic and a change in public sentiment that is less favorable to protection products following the pandemic could adversely impact sales in future periods.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2020	% of beginning balance	2019	% of beginning balance	2018	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$808,262		$781,041		$763,831
Net change in face amount:
Issued face amount	109,436	14%	93,994	12%	95,209	12%
Terminations	(60,848)	(8)%	(71,519)	(9)%	(70,291)	(9)%
Foreign currency	1,968	*	4,746	1%	(7,708)	(1)%
Net change in face amount	50,556	6%	27,221	3%	17,210	2%
Face amount in force, end of period	$858,818		$808,262		$781,041

*	Less than 1%.

The face amount of term life policies in force increased from 2019 to 2020 as the level of face amount issued continued to exceed the face amount terminated.  As a percentage of the beginning face amount in force, issued face amount increased while terminated face amount decreased, highlighting the strong demand for both buying and maintaining protection products in 2020. Our average issued face amount per policy decreased in 2020 compared to 2019 to approximately $240,600 from $248,500 primarily due to the increased use of TermNow, our rapid issue term life product that provides for face amounts up to $300,000. A lower percentage of applicants purchased our traditionally-underwritten product in response to challenges in satisfying paramedical underwriting requirements due to the COVID-19 pandemic.

Investment and Savings Product Sales, Asset Values and Accounts/Positions. Investment and savings products sales and average client asset values were as follows:

	Year ended December 31,			2020 vs. 2019 change		2019 vs. 2018 change
	2020	2019	2018	$	%	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$4,391	$4,056	$3,964	$335	8%	$92	2%
Annuities and other	2,210	2,397	2,096	(187)	(8)%	301	14%
Total sales-based revenue generating product sales	6,601	6,453	6,060	148	2%	393	6%
Managed investments	900	739	753	161	22%	(14)	(2)%
Segregated funds and other	342	341	227	1	*	114	50%
Total product sales	$7,843	$7,533	$7,040	$310	4%	$493	7%
Average client asset values:
Retail mutual funds	$42,570	$39,896	$38,108	$2,674	7%	$1,788	5%
Annuities and other	20,524	19,176	18,315	1,348	7%	861	5%
Managed investments	4,201	3,563	3,009	638	18%	554	18%
Segregated funds	2,413	2,394	2,410	19	*	(16)	*
Total average client asset values	$69,708	$65,029	$61,842	$4,679	7%	$3,187	5%

*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Year ended December 31,
	2020	% of beginning balance	2019	% of beginning balance	2018	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$70,537		$57,704		$61,167
Net change in asset values:
Inflows	7,843	11%	7,533	13%	7,040	12%
Redemptions	(5,538)	(8)%	(6,428)	(11)%	(5,944)	(10)%
Net flows	2,305	3%	1,105	2%	1,096	2%
Change in fair value, net	8,521	12%	11,221	19%	(3,712)	(6)%
Foreign currency, net	170	*	507	1%	(847)	(1)%
Net change in asset values	10,996	16%	12,833	22%	(3,463)	(6)%
Asset values, end of period	$81,533		$70,537		$57,704

*	Less than 1%.

Average number of fee-generating positions was as follows:

	Year ended December 31,			2020 vs. 2019 change		2019 vs. 2018 change
	2020	2019	2018	Positions	%	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,060	2,005	2,081	55	3%	(76)	(4)%
Recordkeeping only	678	644	658	34	5%	(14)	(2)%
Total average number of fee- generating positions	2,738	2,649	2,739	89	3%	(90)	(3)%

(1)

We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Product sales. The increase in investment and savings product sales in 2020 from 2019 was due to a combination of strong demand for mutual funds and, to a lesser degree, higher sales of managed accounts as a result of continued equity market recovery following the negative market reaction to the COVID-19 pandemic in early 2020.  This was partially offset by lower sales of fixed and variable annuity products, which experienced lower demand as product providers offered less attractive benefits due to the historically low interest rate environment.

Average client asset values. Average client asset values increased as of December 31, 2020 from December 31, 2019 despite market volatility caused by the COVID-19 pandemic. During the first quarter of 2020, market volatility led to a significant decline in client asset values primarily due to market reaction and economic uncertainty associated with the onset of the COVID-19 pandemic. After the initial decline, equity markets recovered and expanded, which led to average client asset values being higher than the prior year.  Also contributing to the increase were continued higher inflows and lower redemption activity in 2020 compared to 2019.

Rollforward of client asset values.  Ending client asset values increased in 2020 from 2019, which was largely attributable to overall market appreciation experienced during 2020 as market values recovered from lows in the first quarter of 2020 and proceeded to increase to levels higher than the pre-COVID-19 pandemic levels. Also contributing to the increases was lower redemption activity in 2020 as clients opted to hold investments in the face of market volatility, and higher net sales of mutual funds and managed accounts.

Average number of fee-generating positions. The average number of fee-generating positions increased in 2020 from 2019 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Significant regulatory changes.

Standards of care. On June 5, 2019, the Securities and Exchange Commission (“SEC”) adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons (collectively, the “SEC Rulemaking”).  Among other things, the SEC Rulemaking: (i) creates a new “best interest” standard of conduct for broker-dealers  (“Reg BI”), and (ii) imposes new disclosure requirements through summary forms intended to clarify relationships among brokers, advisers, and their retail customers (“Form CRS”). The SEC Rulemaking had a compliance date of June 30, 2020 for Reg BI and Form CRS. We made certain changes to our sales processes, policies, and procedures in order to comply with the SEC Rulemaking.  While we acknowledge that its higher standards of care and enhanced obligations increase regulatory and litigation risk, the SEC Rulemaking has not caused significant disruption to our business.

On December 15, 2020, the Department of Labor (“DOL”) published an interpretation of, and class exemption regarding, the rules governing fiduciary investment advice with respect to Individual Retirement Accounts (“IRAs”) and other retirement accounts (the “DOL Rule”).  The effective date of the DOL Rule is February 16, 2021 and the DOL extended its non-enforcement policy through December 20, 2021.  The DOL Rule in its current form imposes a higher standard of care and enhanced obligations that increase regulatory and litigation risk to our business.

In addition to federal regulators, certain states have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to mitigate and disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such state laws or regulations could have on our business vary from state to state depending on the content of the legislation or regulation and how it would be applied by state regulators and interpreted by the courts, but such laws or regulations could disrupt our brokerage or advisory businesses in the relevant state. We cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

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

•

Interest Rates. We use an assumption for future interest rates that initially reflects the portfolio’s current reinvestment rate gradually increasing over seven years to a level consistent with our expectation of future yield growth. Both DAC and the future policy benefit reserve liability increase with the assumed interest rate. Since DAC is higher than the future policy benefit reserve liability in the early years of a policy, a lower assumed interest rate generally will result in lower profits. In the later years, when the future policy benefit reserve liability is higher than DAC, a lower assumed interest rate generally will result in higher profits. These assumed interest rates, which like other pricing assumptions are locked-in at issue, impact the timing but not the aggregate amount of DAC and future policy benefit reserve changes. We allocate net investment income generated by the investment portfolio to the Term Life Insurance segment in an amount equal to the assumed net interest accreted to the segment’s U.S. generally accepted accounting principles (“U.S. GAAP”)-measured future policy benefit reserve liability less DAC. All remaining net investment income, and therefore the impact of actual interest rates, is attributed to the Corporate and Other Distributed Products segment.

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

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees within our Corporate and Other Distributed Products segment for mortgage loan originations, prepaid legal services, auto and homeowners’ insurance referrals, and other financial products, all of which are originated by third parties. Our Corporate and Other Distributed Products segment also includes in-force policies from several discontinued lines of insurance underwritten by National Benefit Life Insurance Company (“NBLIC”).

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

The year-end exchange rates (USD per CAD) used by the Company to translate our Canadian dollar functional currency assets and liabilities into U.S. dollars increased by 2% in 2020 from 2019. The average exchange rates used by the Company in 2020 to translate our Canadian dollar functional currency revenues and expenses into U.S. dollars decreased 1% compared to 2019.

See “Results of Operations” and “Financial Condition” and “Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk” and Note 3 (Segment and Geographical Information) to our consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Income Taxes. The profitability of the Company and its subsidiaries is affected by income taxes assessed by federal, state, and U.S. territorial jurisdictions in the U.S. and federal and provincial jurisdictions in Canada.  Changes in tax legislation may impact the measurement of our deferred tax assets and liabilities and the amount of income tax expense we incur.

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

In particular, the balance of DAC in our Term Life Insurance segment is susceptible to differences between estimated persistency assumptions and actual persistency experienced. If actual lapses are different from pricing assumptions for a particular period, the amount of DAC amortized for that period will be affected. For example, if actual annual lapses at each policy duration are 10% higher, we would recognize approximately $26 million of additional amortization of DAC expense as of December 31, 2020. Conversely, if actual annual lapses are 10% lower than anticipated, we would recognize approximately $26 million of lower amortization of DAC expense as of December 31, 2020   We believe that a plus or minus 10% annual lapse rate is a reasonably possible variation. In 2020, we experienced extraordinarily lower lapse rates as a result of policyholder sentiment associated with the COVID-19 pandemic. The impact of the lower lapse rates, which were approximately 20% lower than 2019 (varying by duration), resulted in approximately $53 million of lower DAC amortization expense year-over-year.  Differences between actual and expected persistency also impact the balance of future policy benefit reserves and reinsurance recoverables as discussed below.  For additional information on DAC, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 7 (Deferred Policy Acquisition Costs) to our consolidated financial statements included elsewhere in this report.

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

The net impact of differences between actual and expected persistency on future policy benefit reserves and reinsurance recoverables will partially offset the earnings impact recognized from DAC amortization noted above. In our Term Life Insurance segment, if actual annual lapses at each policy duration are 10% higher, the additional future policy benefit reserves that would be released is approximately $26 million, partially offset by the release of the corresponding recoverable from reinsurers asset of approximately $10 million using balances as of December 31, 2020. Conversely, the impact of a 10% decrease to lapse rates would increase future policy reserves approximately $26 million, partially offset by the recognition of approximately $10 million of reinsurance recoverables.  Higher lapses in later policy durations would have a greater effect on the release of future policy benefit reserves since the future policy benefit reserves are higher at the later durations. Actual lapses in 2020 were approximately 20% lower than 2019, and as opposed to the example provided, the reductions were somewhat weighted to early durations.  The earnings impact was approximately $26 million of higher benefits and claims expense net of reinsurance recoverables year-over-year.

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

Invested Assets. We hold primarily fixed-maturity securities, including bonds and redeemable preferred stocks. We have classified these invested assets as available-for-sale, except for the securities of our U.S. broker-dealer subsidiary, which we have classified as trading securities. We also hold a credit-enhanced note, which we classified as a held-to-maturity security that was issued in exchange for a surplus note (the “Surplus Note”) with an equal principal amount as part of a redundant reserve financing transaction. All of these securities are carried at fair value, except for the held-to-maturity security, which is carried at amortized cost. Unrealized gains and losses on available-for-sale securities are included as a separate component of other comprehensive income in our consolidated statements of comprehensive income.

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

Credit Losses for Available-for-sale Fixed-maturity Securities. For available-for-sale securities in an unrealized loss position that we intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis, we recognize the impairment as a credit loss in our consolidated statements of income by writing down the amortized cost basis to the fair value. For available-for-sale securities in an unrealized loss position that we do not intend to sell or it is not more-likely-than-not that we will be required to sell before the expected recovery of the amortized cost basis, we recognize the portion of the impairment that is due to a credit loss in our consolidated statements of income through an allowance. We reverse credit losses previously recognized in the allowance in situations where the estimate of credit losses on those securities has declined. We do not consider the length of time an available-for-sale security has been in an unrealized loss position when estimating credit losses.

Analyses that we perform to determine whether an impairment is due to a credit loss or other factors involve the use of estimates, assumptions, and subjectivity. We evaluate a number of quantitative and qualitative factors when determining the credit loss on individual securities, including issuer-specific risks as well as relevant macroeconomic risks. If these factors or future events change, we could experience material credit losses recognized in our consolidated statements of income for available-for-sale securities in future periods, which could adversely affect our financial condition, results of operations and the size and quality of our invested assets portfolio.

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

•

Realized investment gains (losses). Primarily reflects the difference between amortized cost and amounts realized on the sale of available-for-sale securities, credit losses recognized on available-for-sale securities, and changes in the fair value of equity securities.

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
•

Interest expense. Reflects interest on our notes payable, any interest and the commitment fee on our revolving credit facility, the financing charges related to the letter of credit issued under the credit facility agreement with Deutsche Bank, fees paid for the credit enhancement feature on our held-to-maturity invested asset, and a finance charge incurred pursuant to one of our coinsurance agreements with an IPO coinsurer.

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

Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year ended December 31,			2020 vs. 2019 change		2019 vs. 2018 change (1)
	2020	2019	2018(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,907,149	$2,753,866	$2,667,104	$153,283	6%	$86,762	3%
Ceded premiums	(1,580,766)	(1,569,729)	(1,581,164)	11,037	1%	(11,435)	(1)%
Net premiums	1,326,383	1,184,137	1,085,940	142,246	12%	98,197	9%
Commissions and fees	751,271	713,804	677,607	37,467	5%	36,197	5%
Investment income net of investment expenses	141,287	142,398	118,915	(1,111)	(1)%	23,483	20%
Interest expense on surplus note	(57,473)	(48,325)	(37,485)	9,148	19%	10,840	29%
Net investment income	83,814	94,073	81,430	(10,259)	(11)%	12,643	16%
Realized investment gains (losses)	(4,996)	4,965	(2,121)	(9,961)	*	7,086	*
Other, net	61,069	55,525	56,987	5,544	10%	(1,462)	(3)%
Total revenues	2,217,541	2,052,504	1,899,843	165,037	8%	152,661	8%

Benefits and expenses:
Benefits and claims	615,569	493,820	457,583	121,749	25%	36,237	8%
Amortization of DAC	224,321	254,552	239,730	(30,231)	(12)%	14,822	6%
Sales commissions	376,636	357,198	335,384	19,438	5%	21,814	7%
Insurance expenses	188,117	178,817	168,156	9,300	5%	10,661	6%
Insurance commissions	32,134	25,051	24,490	7,083	28%	561	2%
Interest expense	28,839	28,811	28,809	28	*	2	*
Other operating expenses	245,195	237,144	229,607	8,051	3%	7,537	3%
Total benefits and expenses	1,710,811	1,575,393	1,483,759	135,418	9%	91,634	6%
Income before income taxes	506,730	477,111	416,084	29,619	6%	61,027	15%
Income taxes	120,566	110,720	91,990	9,846	9%	18,730	20%
Net income	$386,164	$366,391	$324,094	$19,773	5%	$42,297	13%

(1)	Refer to the 2019 MD&A for discussions of 2018 items and comparisons between 2019 and 2018 financial results.
*	Less than 1% or not meaningful

Total revenues. Total revenues increased in 2020 from 2019 driven by the impact of strong sales and significant positive trends in persistency in recent periods on direct premiums for term life insurance policies that are not subject to the IPO coinsurance transactions. Commissions and fees from our Investment and Savings Products segment increased largely due to growth in average client asset values.

Net investment income decreased in 2020 from 2019 largely due to the negative impact from a lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting. The lower year-over-year total return of $9.2 million on this deposit asset was primarily due to a negative mark-to-market adjustment as the prices of fixed income securities held within the deposit asset fell during 2020 compared to an increase in 2019. Also contributing to a decrease in net investment income were lower yields on our invested asset portfolio of approximately $9.0 million. The decrease in net investment income was partially offset by the larger size of the invested asset portfolio, which resulted in an increase in net investment income of approximately $7.5 million in 2020 compared to 2019. Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on the Surplus Note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life Insurance Company (“Primerica Life”). For more information on the Surplus Note, see Note 10 (Debt) and for additional information on the redundant reserve financing transaction used by Vidalia Re, see Note 4 (Investments) to our consolidated financial statements included elsewhere in this report.

Realized investment gains (losses) was a loss in 2020 compared to a gain in 2019.  This was primarily due to a $2.5 million negative mark-to-market adjustment on equity securities held within our invested asset portfolio that were in industries adversely affected by the COVID-19 pandemic and which had not fully recovered as of year-end.  Also contributing to the realized investment loss in 2020 is the recognition of $3.8 million credit losses for specific issuers that operate in distressed industry sectors that were particularly affected by deteriorating economic conditions during 2020.

Other net revenues increased in 2020 from 2019 largely due to a $9.5 million increase in fees received for access to POL, our primary sales force support tool. The increase in these fees is consistent with subscriber growth, as the size of the independent sales force and number of new recruits continued to increase. Fees collected for POL subscriptions are allocated between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales representatives that are licensed to sell products in each respective segment. The increase in these fees was accompanied by higher spending reflected in insurance and other operating expenses to support and enhance POL. These increases were partially offset by a waiver of approximately $3.0 million of certain policy administrative fees paid by our representatives as we provided relief in response to the COVID-19 pandemic.

Total benefits and expenses. Total benefits and expenses increased significantly in 2020 from 2019 primarily due to the growth in benefits and claims as a result of higher mortality experience caused by the COVID-19 pandemic and growth in our in-force book of business due to positive persistency trends experienced in 2020. Positive persistency also led to a decrease in the amortization of DAC, which partially offset the increases in benefits and claims. Also contributing to the increase in benefits and expenses in 2020 are higher insurance and other operating expenses to support growth in the business, enhanced technology-related capabilities, as well as increased employee-related expenses. These increases were partially offset by a decrease in insurance and other operating expenses as a result of business travel restrictions and event cancellations in response to the COVID-19 pandemic.

Income taxes. Our effective income tax rate for 2020 was 23.8%, relatively consistent with 23.2% in 2019.

For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year ended December 31,			2020 vs. 2019 change		2019 vs. 2018 change(1)
	2020	2019	2018(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$2,883,583	$2,728,844	$2,640,830	$154,739	6%	$88,014	3%
Ceded premiums	(1,573,922)	(1,562,383)	(1,573,751)	11,539	1%	(11,368)	(1)%
Net Premiums	1,309,661	1,166,461	1,067,079	143,200	12%	99,382	9%
Allocated net investment income	27,030	19,922	13,747	7,108	36%	6,175	45%
Other, net	46,079	40,848	42,374	5,231	13%	(1,526)	(4)%
Total revenues	1,382,770	1,227,231	1,123,200	155,539	13%	104,031	9%
Benefits and expenses:
Benefits and claims	593,948	475,330	441,775	118,618	25%	33,555	8%
Amortization of DAC	216,208	248,711	228,613	(32,503)	(13)%	20,098	9%
Insurance expenses	182,471	172,316	160,645	10,155	6%	11,671	7%
Insurance commissions	17,592	10,781	10,263	6,811	63%	518	5%
Total benefits and expenses	1,010,219	907,138	841,296	103,081	11%	65,842	8%
Income before income taxes	$372,551	$320,093	$281,904	52,458	16%	38,189	14%

(1)	Refer to the 2019 MD&A for discussions of 2018 items and comparisons between 2019 and 2018 financial results.

Net premiums. Direct premiums increased in 2020 from 2019 due to high levels of persistency experienced during the year ended December 31, 2020 as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic.  Also contributing to the increase in direct premiums were strong sales of new policies throughout 2020 that contributed to growth in the in-force book of business. Ceded premiums included $62.2 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $50.6 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated net investment income. Allocated net investment income increased in 2020 from 2019 due to an increase in the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as our Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims increased in 2020 from 2019 primarily due to higher mortality experience as a result of the COVID-19 pandemic as well as larger benefit reserve increases due to favorable persistency trends.  Total claims increased for the year ended December 31, 2020 by $33.0 million over historical trends, which was primarily driven by COVID-19 related claims. Benefit reserve increases due to higher persistency were approximately $26.0 million for the year ended December 31, 2020.  In addition, benefit reserves increased by $5.5 million for the year ended December 31, 2020 due to lower interest rates applied to 2020 business.

Amortization of DAC. The amortization of DAC decreased in 2020 from 2019 primarily due to high levels of persistency experienced throughout all policy durations as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic.  This reduced the amortization of DAC by approximately $53.0 million for the year ended December 31, 2020.

Insurance expenses. Insurance expenses increased in 2020 from 2019 primarily due to increases in expenses of approximately $17.2 million to support growth in the business, enhance technology-related capabilities, as well as higher employee-related expenses, partially offset by a decrease in expenses of approximately $6.0 million as a result of business travel restrictions, event cancellations and reduction in other business activities in response to the COVID-19 pandemic.

Insurance commissions. Insurance commissions increased in 2020 from 2019 as a result of higher non-deferrable sales force promotional activities.  Cost savings from COVID-19 pandemic insurance expenses decreases discussed above were used in part to fund these sales force promotional activities.

Investment and Savings Products Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year ended December 31,			2020 vs. 2019 change		2019 vs. 2018 change(1)
	2020	2019	2018(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$284,651	$282,887	$259,991	$1,764	1%	$22,896	9%
Asset-based revenues	339,904	318,149	303,652	21,755	7%	14,497	5%
Account-based revenues	83,041	80,555	81,802	2,486	3%	(1,247)	(2)%
Other, net	11,271	10,017	9,631	1,254	13%	386	4%
Total revenues	718,867	691,608	655,076	27,259	4%	36,532	6%
Expenses:
Amortization of DAC	7,055	4,549	9,766	2,506	55%	(5,217)	(53)%
Insurance commissions	13,184	12,735	12,567	449	4%	168	1%
Sales commissions:
Sales-based	201,148	199,690	185,221	1,458	1%	14,469	8%
Asset-based	154,572	141,655	133,943	12,917	9%	7,712	6%
Other operating expenses	140,264	141,167	139,667	(903)	(1)%	1,500	1%
Total expenses	516,223	499,796	481,164	16,427	3%	18,632	4%
Income before income taxes	$202,644	$191,812	$173,912	$10,832	6%	$17,900	10%

(1)	Refer to the 2019 MD&A for discussions of 2018 items and comparisons between 2019 and 2018 financial results.

Commissions and fees. Commissions and fees increased in 2020 from 2019 primarily due to the growth in asset-based revenues as average client asset values increased due to market appreciation, continued higher inflows, and lower redemption activity during the year.  Account-based revenues also increased in 2020 due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform. Contributing modestly to the increase in commissions and fees were higher sales-based revenues, which increased due to growth in mutual fund sales but were offset by declining annuity sales.

Amortization of DAC. Amortization of DAC increased in 2020 from 2019 largely due to weaker market performance of the funds underlying our Canadian segregated funds product caused by market volatility and economic uncertainty associated with the COVID-19 pandemic in first quarter of 2020 compared with stronger market performance throughout 2019.  Both periods reflect lower amortization of DAC as a result of favorable redemption experience.

Sales commissions. The increase in sales-based and asset-based commissions in 2020 from 2019 was generally consistent with the increase in sales-based revenues.  When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions in 2020 from 2019 was consistent with the increase in asset-based revenues excluding the Canadian segregated funds.

Other operating expenses. Other operating expenses decreased in 2020 from 2019 due to the phase-in of reduced fees paid to a service provider for the Company’s transfer agent recordkeeping platform and business travel restrictions and event cancellations in response to the COVID-19 pandemic.  These decreases were partially offset by increases in expenses due to growth in the business and higher employee-related expenses.

Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year ended December 31,			2020 vs. 2019 change		2019 vs. 2018 change(1)
	2020	2019	2018(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$23,566	$25,022	$26,274	$(1,456)	(6)%	$(1,252)	(5)%
Ceded premiums	(6,844)	(7,346)	(7,413)	(502)	(7)%	(67)	(1)%
Net Premiums	16,722	17,676	18,861	(954)	(5)%	(1,185)	(6)%
Commissions and fees	43,675	32,213	32,162	11,462	36%	51	*
Allocated investment income net of investment expenses	114,257	122,476	105,168	(8,219)	(7)%	17,308	16%
Interest expense on surplus note	(57,473)	(48,325)	(37,485)	9,148	19%	10,840	29%
Allocated net investment income	56,784	74,151	67,683	(17,367)	(23)%	6,468	10%
Realized investment gains (losses)	(4,996)	4,965	(2,121)	(9,961)	*	7,086	*
Other, net	3,719	4,660	4,982	(941)	(20)%	(322)	(6)%
Total revenues	115,904	133,665	121,567	(17,761)	(13)%	12,098	10%
Benefits and expenses:
Benefits and claims	21,621	18,490	15,808	3,131	17%	2,682	17%
Amortization of DAC	1,058	1,292	1,351	(234)	(18)%	(59)	(4)%
Insurance expenses	5,646	6,501	7,511	(855)	(13)%	(1,010)	(13)%
Insurance commissions	1,358	1,535	1,660	(177)	(12)%	(125)	(8)%
Sales commissions	20,916	15,853	16,220	5,063	32%	(367)	(2)%
Interest expense	28,839	28,811	28,809	28	*	2	*
Other operating expenses	104,931	95,977	89,940	8,954	9%	6,037	7%
Total benefits and expenses	184,369	168,459	161,299	15,910	9%	7,160	4%
Loss before income taxes	$(68,465)	$(34,794)	$(39,732)	$33,671	97%	$(4,938)	(12)%

(1)	Refer the 2019 MD&A for discussions of 2018 items and comparisons between 2019 and 2018 financial results.
*	Less than 1% or not meaningful

Total revenues. Total revenues decreased in 2020 from 2019 largely due to the decrease in net investment income and realized gains (losses) as discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above combined with an increase in the allocation of net investment income accreted to our Term life Insurance segment as our in-force business continued to grow.  Partially offsetting this decrease was commission revenues from the expansion of our U.S. mortgage distribution business. Closed mortgage loan volume of approximately $442.5 million generated mortgage commission revenues of approximately $8.7 million during the year ended December 31, 2020 compared to closed mortgage loan volume of $31.1 million and mortgage commission revenues of approximately $0.7 million during the year ended December 31, 2019.

Total Benefits and Expenses. Total benefits and expenses increased in 2020 from 2019 as a result of higher operating expenses primarily due to employee and technology-related expenses and higher sales commissions driven by increased sales in our mortgage distribution business. Also contributing to the increase were elevated claims in closed blocks of life insurance business and $0.9 million of higher losses for write-offs of reinsurance recoverables on closed blocks of business.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of December 31, 2020, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our invested asset portfolio. For example, from December 31, 2019 to March 31, 2020, market volatility and economic uncertainty associated with the COVID-19 pandemic caused a sharp increase in credit spreads, which translated to a reduction in the net unrealized gain on our available-for-sale securities portfolio from $82.2 million to a net unrealized loss of $1.3 million.  From March 31, 2020 to December 31, 2020, credit spreads tightened sharply and bond markets recovered, resulting in growth of the net unrealized gain on our available-for-sale securities portfolio to $163.3 million.  Additionally, with respect to some of our investments, we are subject to prepayment and, therefore, reinvestment risk.

Details on asset mix (excluding our held-to-maturity security) were as follows:

	December 31, 2020		December 31, 2019
	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost
U.S. government and agencies	*	*	*	*
Foreign government	6%	6%	6%	6%
States and political subdivisions	6%	6%	5%	5%
Corporates	53%	52%	56%	55%
Mortgage- and asset-backed securities	15%	16%	21%	21%
Equity securities	1%	1%	1%	1%
Trading securities	1%	1%	1%	2%
Cash and cash equivalents	18%	18%	10%	10%
Total	100%	100%	100%	100%

*	Less than 1%.

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2020	December 31, 2019
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.7 years	3.6 years
Average book yield of our fixed-maturity portfolio	3.44%	3.54%

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	December 31, 2020		December 31, 2019
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$433,763	19%	$555,640	24%
AA	294,429	13%	271,936	12%
A	515,752	22%	543,351	23%
BBB	979,867	42%	885,497	38%
Below investment grade	90,947	4%	59,190	3%
Not rated	2,780	*	2,389	*
Total	$2,317,538	100%	$2,318,003	100%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.

*	Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2020
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$21,814	$21,008	$806	AAA
Province of Ontario Canada	20,179	19,222	957	A+
Province of Quebec Canada	16,713	15,106	1,607	AA-
Province of Alberta Canada	13,198	12,236	962	A+
Province of New Brunswick Canada	12,534	11,644	890	A+
Enbridge Inc.	12,430	11,630	800	BBB+
Province of British Columbia Canada	11,063	10,604	459	AAA
Province of Newfoundland and Labrador	10,385	9,213	1,172	A
Wells Fargo & Co.	10,337	10,041	296	A-
General Motors Co.	10,199	9,263	936	BBB
Total – ten largest holdings	$138,852	$129,967	$8,885
Total – fixed-maturity securities	$2,480,911	$2,317,538
Percent of total fixed-maturity securities	6%	6%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 4 (Investments) and Note 5 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2020	2019	$	%
	(Dollars in thousands)
Assets:
Reinsurance recoverables	$4,273,904	$4,169,823	$104,081	2%
Deferred policy acquisition costs, net	2,629,644	2,325,750	303,894	13%
Liabilities:
Future policy benefits	$6,790,557	$6,446,569	$343,988	5%

Reinsurance recoverables. Reinsurance recoverables reflects future policy benefit reserves and claim reserves ceded to reinsurers, including the IPO coinsurers. Reinsurance recoverables as of December 31, 2020 increased compared with December 31, 2019 primarily due to higher mortality experience as well as larger ceded reserves due to favorable persistency trends, both driven by the effects of the COVID-19 pandemic.

Deferred policy acquisition costs, net. The increase in DAC was primarily a result of the cumulative impact of incremental commissions and expenses deferred as a result of new business in 2020 not subject to the IPO coinsurance agreements and significant improvements in persistency as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic.

Future policy benefits. The increase in future policy benefits was a result of the growth in our in-force book of business due to strong sales of new policies and persistency improvements.

For additional information, see the notes to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. During 2020, our life insurance underwriting companies declared and paid ordinary dividends of $192.5 million to the Parent Company. See Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information on insurance subsidiary dividends and statutory restrictions. In addition, in 2020 our non-life insurance subsidiaries declared and paid dividends of $185.5 million to the Parent Company. At December 31, 2020, the Parent Company had cash and invested assets of $350.2 million.

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

Historically, cash flows generated by our businesses, primarily from our existing block of term life policies and our investment and savings products, have provided us with sufficient liquidity to meet our operating requirements. We have maintained strong cash flows despite the COVID-19 pandemic due to strong persistency and our use of reinsurance.  Although our future cash flow could be adversely affected by further deterioration of economic conditions caused by the COVID-19 pandemic, we anticipate that cash flows from our businesses will continue to provide sufficient operating liquidity over the next 12 months.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2020	2019	2018 (1)
	(In thousands)
Net cash provided by (used in) operating activities	$643,417	$485,513	$478,067
Net cash provided by (used in) investing activities	(53,529)	(201,884)	(232,801)
Net cash provided by (used in) financing activities	(301,790)	(290,134)	(260,997)
Effect of foreign exchange rate changes on cash	2,595	1,243	(2,093)
Change in cash and cash equivalents	$290,693	$(5,262)	$(17,824)

(1)	Refer to the 2019 MD&A for discussions of 2018 items and comparisons between 2019 and 2018 financial results.

Operating Activities.  Cash provided by operating activities increased in 2020 from 2019 largely due to growth in direct premiums from higher sales of new policies and positive persistency trends in recent periods. The impact of direct premium growth and the additional layering of net premiums from term life insurance policies not subject to the IPO coinsurance transactions has continued to drive positive incremental cash flows. Higher benefits and claims recognized during 2020 did not significantly impact cash flows due to an increase in claims payable at December 31, 2020 and a corresponding increase in ceded claims owed from reinsurers. Also contributing to the increase in cash from operating activities was the timing of investments in trading securities at our broker-dealer subsidiary.  Partially offsetting the increase in cash from operating activities in 2020 versus 2019 were higher cash expenditures for policy acquisition costs due to the growth in new policy sales.

Investing Activities.  Cash flows used in investing activities decreased in 2020 from 2019 as a result of lower purchases of investment securities due to limited reinvestment opportunities and higher sales and maturities of available-for-sale securities in our invested asset portfolio.

Financing Activities.  Cash used in financing activities increased in 2020 from 2019 as expected due to higher dividends paid to stockholders as the Company increased its per share dividend in 2020.  Also contributing to the increase in cash used in financing activities were higher share repurchases in 2020.

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

As of December 31, 2020, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of December 31, 2020, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a single prescriptive reserving formula. Primerica Life adopted PBR as of January 1, 2018. PBR significantly reduced the redundant statutory policy benefit reserve requirements while still ensuring adequate liabilities are held.  The regulation only applies for business issued after the effective date.  See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022. We were in compliance with the covenants of the Senior Notes at December 31, 2020. No events of default occurred on the Senior Notes during the year ended December 31, 2020.

Financial Ratings. As of December 31, 2020, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior Notes rating
Moody's	Baa1, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of December 31, 2020, Primerica Life’s financial strength ratings were as follows:

Agency	Financial strength rating
Moody's	A1, stable outlook
Standard & Poor's	AA-, stable outlook
A.M. Best Company	A+, stable outlook

Securities Lending. We participate in securities lending transactions with brokers to increase investment income with minimal risk. See Note 4 (Investments) to our consolidated financial statements included elsewhere in this report for additional information.

Short-Term Borrowings. We had no short-term borrowings as of or during the year ended December 31, 2020.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2030. For more information on the Surplus Note, see Note 10 (Debt) to our consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of December 31, 2020.

Credit Facility Agreement. We maintain an unsecured $200.0 million revolving credit facility ("Revolving Credit Facility") with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the London Interbank Offered Rate (“LIBOR”) or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available.  The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum.

Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2020, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility in 2020.

Contractual Obligations. Our contractual obligations, including payments due by period, were as follows:

	December 31, 2020
	Total Liability	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Future policy benefits	$6,791	$25,444	$1,645	$3,147	$2,914	$17,738
Policy claims and other benefits payable	520	520	520	-	-	-
Other policyholder funds	448	448	448	-	-	-
Long-term debt principal	375	375	-	375	-	-
Interest obligations	8	90	28	35	13	14
Commissions	39	39	38	1	-	-
Purchase obligations	29	45	27	15	3	-
Lease obligations	54	63	8	16	16	23
Income tax payable	21	21	21	-	-	-
Other liabilities	493	454	420	34	-	-
Total contractual obligations	$8,778	$27,499	$3,155	$3,623	$2,946	$17,775

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

Policy claims and other benefits payable represents claims and benefits that have been incurred but not paid to policyholders.

Other policyholders’ funds primarily represent claim payments left on deposit with us.

Long-term debt principal relates to our Senior Notes.

Interest obligations (reported within other liabilities in our consolidated balance sheets) reflect expected interest on our Senior Notes, the commitment fee on our Revolving Credit Facility, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on the LLC Note, and a finance charge incurred pursuant to one of our IPO coinsurance agreements as of December 31, 2020. We did not include the principal or interest on the Surplus Note in the table above as the payments due for these items are contractually offset by the principal and interest on the LLC Note as long as we hold the LLC Note. The Company asserts its positive intent and ability to hold the LLC Note until maturity.

Commissions represent commissions that have been earned by the sales force but have not been paid as of December 31, 2020. We are only obligated to pay commissions as earned from sales of our products. The total liability amount is reported within other liabilities in our consolidated balance sheets.

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

Our lease obligations primarily represent payments for leases related to office space. For additional information on leases see Note 19 (Leases) to our consolidated financial statements included elsewhere in this report.

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

Interest Rate Risk. The fair value of the fixed-maturity securities (excluding the held-to-maturity security) in our invested asset portfolio as of December 31, 2020 and 2019 was $2.5 billion and $2.4 billion, respectively. One of the primary market risks for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-maturity securities portfolios to decline by $105.6 million, or 4%, based on our actual securities positions as of December 31, 2020. For comparative purposes, the same increase in rates would have caused the fair value of our fixed-maturity securities portfolios to decline by $81.6 million, or 3%, based on our actual securities positions as of December 31, 2019.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities, and accumulated comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar would have the opposite effect. Generally, our Canadian dollar-denominated assets are held in support of our Canadian dollar-denominated liabilities. For the year ended December 31, 2020, 14% of our revenues from operations, excluding realized investment gains, and 19% of income before income taxes were generated by our Canadian operations. For the year ended December 31, 2019, 15% of our revenues from operations, excluding realized investment gains, and 18% of income before income taxes were generated by our Canadian operations.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2020. Net exposure was measured assuming a 10% decrease in the value of the Canadian dollar relative to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the year ended December 31, 2020 by $9.5 million.

Our investment in the net assets of our Canadian operations is also subject to Canadian currency risk. If we were to assume a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar, the translated value of our net investment in our Canadian subsidiaries in U.S. dollars would decrease by $36.6 million based on net assets as of December 31, 2020. For comparative purposes, a similar decrease in Canadian currency exchange rates compared to the U.S. dollar would have caused the translated value of our net investment in our Canadian subsidiaries in U.S. dollars to decline by $32.4 million based on net assets as of December 31, 2019. Historically, we have not hedged this exposure, although we may elect to do so in future periods. The impact of translating the balance of net assets of our Canadian operations is recorded in our consolidated balance sheets within the accumulated other comprehensive income component of stockholders’ equity.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedules I, II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of the future policy benefits for term life insurance contracts

As described in Note 1 to the consolidated financial statements, the Company estimates future policy benefits for term life insurance contracts using assumptions, such as mortality – the likelihood of death, persistency – how long an insurance contract remains active, and disability rates – the period of time a policyholder remains disabled. These assumptions are based on historical experience modified, as necessary, to reflect anticipated trends. These assumptions are not modified during the policy term unless a premium deficiency is identified. The liability for future policy benefits for term life insurance contracts was $6,791 million as of December 31, 2020.

We identified the evaluation of mortality, persistency, and disability rate assumptions (assumptions) used to estimate future policy benefits as a critical audit matter. The evaluation of these assumptions required complex auditor judgment due to a high degree of measurement uncertainty. Additionally, specialized actuarial skills and knowledge were needed to evaluate the Company’s assumptions due to the judgmental nature and level of disaggregation used in determining the assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for developing the estimate of future policy benefits for term life insurance contracts. This included controls related to the Company’s development, review, and approval of the assumptions used to estimate the future policy benefits at the time of contract issuance. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	comparing the methods the Company used to determine the assumptions used to estimate the future policy benefits to generally accepted actuarial standards
•

evaluating the Company’s assumptions used for term life insurance contracts issued during the year by 1) comparing the assumptions to the Company’s most recent actual term life insurance historical experience studies and the 2020 term life insurance contract pricing assumptions; and 2) assessing modifications for anticipated trends and assessment for the provision for possible adverse deviation

•	assessing the level of disaggregation and granularity of the Company’s term life insurance historical experience studies used in determining the assumptions
•	performing an analysis of the trends in the Company’s future policy benefits based on historical development trends to assess the Company’s ability to develop assumptions
•

developing independent estimates, based on the Company’s data and assumptions, of the future policy benefits for a selection of term life insurance contracts issued during the year and in prior years and comparing to the Company’s estimated future policy benefits.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Atlanta, Georgia

March 1, 2021

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,301,238 in 2020 and $2,274,770 in 2019)	$2,464,611	$2,356,996
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,606,208 in 2020 and $1,299,102 in 2019)	1,346,350	1,184,370
Equity securities, at fair value (historical cost: $32,031 in 2020 and $32,671 in 2019)	38,023	40,684
Trading securities, at fair value (cost: $16,359 in 2020 and $43,257 in 2019)	16,300	43,233
Policy loans	30,199	32,927
Total investments	3,895,483	3,658,210
Cash and cash equivalents	547,569	256,876
Accrued investment income	17,618	17,361
Reinsurance recoverables	4,273,904	4,169,823
Deferred policy acquisition costs, net	2,629,644	2,325,750
Agent balances, due premiums and other receivables	259,448	227,100
Intangible assets, net	45,275	45,275
Income tax receivable	4,035	1,020
Deferred income taxes	69,255	69,472
Operating lease right-of-use assets	46,567	47,265
Other assets	456,967	384,634
Separate account assets	2,659,520	2,485,745
Total assets	$14,905,285	$13,688,531

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	6,790,557	6,446,569
Unearned and advance premiums	17,136	15,470
Policy claims and other benefits payable	519,711	339,954
Other policyholders’ funds	447,765	388,663
Notes payable	374,415	374,037
Surplus note	1,345,772	1,183,728
Income tax payable	21,048	20,224
Deferred income taxes	202,448	188,997
Operating lease liabilities	52,806	53,487
Other liabilities	566,068	510,443
Payable under securities lending	72,154	28,723
Separate account liabilities	2,659,520	2,485,745
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	13,069,400	12,036,040

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2020 and 2019; issued and outstanding 39,306 shares in 2020 and 41,207 shares in 2019)	393	412
Paid-in capital	-	-
Retained earnings	1,705,786	1,593,281
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	1,578	(5,765)
Net unrealized investment gains (losses) on available-for-sale securities	128,128	64,563
Total stockholders’ equity	1,835,885	1,652,491
Total liabilities and stockholders’ equity	$14,905,285	$13,688,531

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
	2020	2019	2018
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$2,907,149	$2,753,866	$2,667,104
Ceded premiums	(1,580,766)	(1,569,729)	(1,581,164)
Net premiums	1,326,383	1,184,137	1,085,940
Commissions and fees	751,271	713,804	677,607
Investment income net of investment expenses	141,287	142,398	118,915
Interest expense on surplus note	(57,473)	(48,325)	(37,485)
Net investment income	83,814	94,073	81,430
Realized investment gains (losses)	(4,996)	4,965	(2,121)
Other, net	61,069	55,525	56,987
Total revenues	2,217,541	2,052,504	1,899,843

Benefits and expenses:
Benefits and claims	615,569	493,820	457,583
Amortization of deferred policy acquisition costs	224,321	254,552	239,730
Sales commissions	376,636	357,198	335,384
Insurance expenses	188,117	178,817	168,156
Insurance commissions	32,134	25,051	24,490
Interest expense	28,839	28,811	28,809
Other operating expenses	245,195	237,144	229,607
Total benefits and expenses	1,710,811	1,575,393	1,483,759
Income before income taxes	506,730	477,111	416,084
Income taxes	120,566	110,720	91,990
Net income	$386,164	$366,391	$324,094

Earnings per share:
Basic earnings per share	$9.60	$8.65	$7.35
Diluted earnings per share	$9.57	$8.62	$7.33

Weighted-average shares used in computing earnings per share:
Basic	40,065	42,181	43,854
Diluted	40,185	42,314	43,985

Supplemental disclosures:
Total impairment losses	$(4,254)	$(1,333)	$(152)
Impairment losses recognized in other comprehensive income before income taxes	-	-	-
Net impairment losses recognized in earnings	(4,254)	(1,333)	(152)
Other net realized investment gains (losses)	1,693	1,091	487
Net gains (losses) recognized on equity securities	(2,435)	5,207	(2,456)
Net realized investment gains (losses)	$(4,996)	$4,965	$(2,121)

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$386,164	$366,391	$324,094
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on investment securities	78,533	91,160	(59,661)
Reclassification adjustment for realized investment (gains) losses included in net income	2,614	253	(45)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	7,343	15,299	(25,059)
Total other comprehensive income (loss) before income taxes	88,490	106,712	(84,765)
Income tax expense (benefit) related to items of other comprehensive income (loss)	17,582	19,480	(12,690)
Other comprehensive income (loss), net of income taxes	70,908	87,232	(72,075)
Total comprehensive income	$457,072	$453,623	$252,019

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Common stock:
Balance, beginning of period	$412	$427	$443
Repurchases of common stock	(22)	(19)	(21)
Net issuance of common stock	3	4	5
Balance, end of period	393	412	427

Paid-in capital:
Balance, beginning of period	-	-	-
Share-based compensation	29,079	27,208	26,707
Net issuance of common stock	(3)	(4)	(5)
Repurchases of common stock	(29,076)	(27,204)	(26,702)
Balance, end of period	-	-	-

Retained earnings:
Balance, beginning of period	1,593,281	1,489,520	1,375,090
Cumulative effect from the adoption of new accounting standards, net	(1,240)	-	24,610
Net income	386,164	366,391	324,094
Dividends	(64,346)	(57,630)	(44,140)
Repurchases of common stock	(208,073)	(205,000)	(190,134)
Balance, end of period	1,705,786	1,593,281	1,489,520

Accumulated other comprehensive income (loss):
Balance, beginning of period	58,798	(28,434)	43,568
Cumulative effect from the adoption of new accounting standards, net	-	-	73
Change in foreign currency translation adjustment, net of income tax expense (benefit)	7,343	15,299	(25,059)
Change in net unrealized investment gains (losses) during the period, net of income taxes:	63,565	71,933	(47,016)
Balance, end of period	129,706	58,798	(28,434)
Total stockholders’ equity	$1,835,885	$1,652,491	$1,461,513

Dividends declared per share	$1.60	$1.36	$1.00

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$386,164	$366,391	$324,094
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	574,060	297,832	266,513
Deferral of policy acquisition costs	(512,634)	(424,106)	(432,390)
Amortization of deferred policy acquisition costs	224,321	254,552	239,730
Deferred tax provision	266	(841)	2,590
Change in income taxes	(5,008)	(5,187)	2,365
Realized investment (gains) losses	4,996	(4,965)	2,121
Accretion and amortization of investments	751	(720)	(1,894)
Depreciation and amortization	17,697	18,300	12,417
Change in reinsurance recoverables	(100,185)	(12,825)	37,261
Change in agent balances, due premiums and other receivables	(32,348)	(11,965)	14,383
Trading securities sold, matured, or called (acquired), net	26,694	(29,601)	(8,808)
Share-based compensation	19,027	17,533	17,251
Change in other operating assets and liabilities, net	39,616	21,115	2,434
Net cash provided by (used in) operating activities	643,417	485,513	478,067

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	67,760	42,202	51,726
Fixed-maturity securities — matured or called	429,147	403,969	362,413
Short-term investments — matured or called	-	8,250	-
Equity securities — sold	2,581	3,136	2,093
Available-for-sale investments acquired:
Fixed-maturity securities	(522,123)	(633,106)	(626,826)
Short-term investments	-	-	(8,169)
Equity securities — acquired	(3,272)	(898)	(521)
Purchases of property and equipment and other investing activities, net	(27,622)	(25,437)	(13,517)
Cash collateral received (returned) on loaned securities, net	43,431	(23,839)	(37,224)
Sales (purchases) of short-term investments using securities lending collateral, net	(43,431)	23,839	37,224
Net cash provided by (used in) investing activities	(53,529)	(201,884)	(232,801)

Cash flows from financing activities:
Dividends paid	(64,346)	(57,630)	(44,140)
Common stock repurchased	(231,431)	(225,037)	(210,146)
Tax withholdings on share-based compensation	(5,739)	(7,186)	(6,711)
Finance leases	(274)	(281)	-
Net cash provided by (used in) financing activities	(301,790)	(290,134)	(260,997)
Effect of foreign exchange rate changes on cash	2,595	1,243	(2,093)
Change in cash and cash equivalents	290,693	(5,262)	(17,824)
Cash and cash equivalents, beginning of period	256,876	262,138	279,962
Cash and cash equivalents, end of period	$547,569	$256,876	$262,138

Supplemental disclosures of cash flow information:
Income taxes paid	$123,305	$115,051	$88,348
Interest paid	27,853	28,053	27,899
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

Unrealized gains and losses on AFS securities are included as a separate component of other comprehensive income (loss), except for credit loss impairment discussed below, in the accompanying consolidated statements of comprehensive income.

For an AFS security with an amortized cost that exceeds its fair value, we first determine if we intend to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If we intend to sell or will more-likely-than-not be required to sell the security, then we recognize the impairment as a credit loss in our consolidated statements of income by writing down the security’s amortized cost to its fair value. If we do not intend to sell or it is not more-likely-than-not that we will be required to sell the security before the expected recovery of its amortized cost, we recognize the portion of the impairment that is due to a credit loss, if any, in our consolidated statement of income through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in other comprehensive income in the consolidated statement of comprehensive income as an unrealized loss. Credit losses recognized in the allowance for credit losses are reversed in situations where the estimate of credit losses on those securities has declined.  When determining whether an impairment is due to a credit loss or other factors, we determine the extent to which we do not expect to recover the security’s amortized cost and record such amount, if any, as a credit loss. Factors we consider in determining whether the security’s decline in fair value is below amortized cost due to a credit loss include the magnitude of the security’s decline in fair value below its amortized cost, the financial condition, long and near-term prospects for the issuer, industry conditions and trends, rating agency actions, the payment structure of the security, likelihood of the recoverability of principal and interest, and our ability and intent to hold the security for a period of time sufficient to allow for the anticipated recovery of its amortized cost. In assessing our ability and intent to hold the security for a period of time to allow for the anticipated recovery of its amortized cost, we also consider our anticipated sources of cash to fund operating activities and share repurchases.  If we do not anticipate recovering a security’s amortized cost basis, we estimate the present value of the security’s expected cash flows and recognize the difference from amortized cost (using fair value as a floor) as a credit loss.

Interest income on fixed-maturity securities is recorded when earned by determining the effective yield, which gives consideration to amortization of premiums, accretion of discounts, and any previous credit losses. Dividend income on equity securities is recorded when declared. These amounts are included in net investment income in the accompanying consolidated statements of income.

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

All reinsurance contracts in effect for the three-year period ended December 31, 2020 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

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

DAC for term life insurance policies is amortized over the initial premium-paying period of the related policies in proportion to premium revenue. DAC for Canadian segregated funds is amortized over the life of the underlying policies at a constant rate based on the present value of the estimated gross profits expected to be realized over the life of the underlying policies. DAC is subject to recoverability testing annually and when impairment indicators exist.

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

The components of intangible assets were as follows:

	December 31,
	2020			2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Indefinite-lived intangible asset	$45,275	n/a	$45,275	$45,275	n/a	$45,275
Amortizing intangible asset	-	-	-	-	-	-
Total intangible assets	$45,275	$-	$45,275	$45,275	$-	$45,275

We have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with the sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of October 1, 2020 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.

We also had an amortizing intangible asset related to a 1995 sales agreement termination payment to Management Financial Services, Inc. This asset, which was fully amortized in 2019, was supported by a non-compete agreement with the founder of our business model that expired in 2019. We calculated the amortization of this contract buyout on a straight-line basis over 24 years, which represented the life of the non-compete agreement. Intangible asset amortization expense was $2.8 million in 2019 and $3.4 million in 2018.

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

Depreciation expense is included in other operating expenses in the accompanying consolidated statements of income. Depreciation expense was $18.0 million, $15.7 million, and $9.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Property and equipment balances were as follows:

	December 31,
	2020	2019
	(In thousands)
Data processing equipment and software	$104,364	$86,794
Leasehold improvements	18,764	19,079
Other, principally furniture and equipment	35,099	31,391
	158,227	137,264
Accumulated depreciation	(100,500)	(91,148)
Net property and equipment	$57,727	$46,116

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

Policyholder Liabilities. Future policy benefits are accrued over the current and renewal periods of the contracts. Liabilities for future policy benefits on traditional life insurance products are reserves established for death claims and waiver of premium benefits and have been computed using a net level method, using assumptions as to interest rates, mortality, persistency, disability rates and other assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The underlying mortality tables are the Society of Actuaries (“SOA”) 65-70, SOA 75-80, SOA 85-90, and the 91 Bragg, modified to reflect various underwriting classifications and assumptions. Interest rate reserve assumptions at December 31, 2020 and 2019 ranged from 3.0% to 7.0%. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.

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

Litigation. The Company is involved from time-to-time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Contingent litigation-related losses are recognized when probable and can be reasonably estimated. Legal costs, such as attorneys’ fees and other litigation-related expenses that are incurred in connection with resolving litigation are expensed as incurred. These disputes are subject to uncertainties, including indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. Due to the difficulty of estimating costs of litigation, actual costs may be substantially higher or lower than any amounts reserved.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (ii) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not applicable to the periods in which we expect the temporary difference will reverse.

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

New Accounting Principles. In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 introduced new guidance for accounting for credit losses on financial instruments within its scope, including reinsurance recoverables, by replacing the previous approach that delayed recognition until it was probable a loss had been incurred with a current approach that estimates an allowance for anticipated credit losses on the basis of an entity’s own expectations. The objective of the current approach for estimating credit losses is to require consideration of a broader range of forward-looking information, which is expected to result in earlier recognition of credit losses on financial instruments. AFS securities are excluded from the scope of financial instruments that require measurement of credit losses on the basis of a forward-looking expected loss estimate under ASC 326. The incurred probable loss approach for measuring losses on AFS securities in the consolidated statements of income remains under ASC 326, however, an entity is allowed to reverse credit losses previously recognized in an allowance for AFS securities in situations where the estimate of credit losses on those securities has declined.  The amendments in ASC 326 also preclude an entity from considering the length of time an AFS security has been in an unrealized loss position to avoid recording a credit loss and removes the requirement to consider recoveries or declines in fair value after the balance sheet date. We adopted the amendments in ASC 326 as of the January 1, 2020 application date through a cumulative-effect adjustment to beginning retained earnings of $1.2 million, net of taxes. Furthermore, the adoption of ASC 326 did not result in any material changes to impairment losses recognized in our consolidated statements of income for AFS securities.  Refer to Note 4 (Investments) and Note 6 (Reinsurance) for more information on credit losses.

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality, disability, and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The guidance in ASU 2018-12 will be applied to the earliest period presented in the consolidated financial statements beginning on the effective date.  On November 5, 2020, the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application, which deferred the effective date of ASU 2018-12 by an additional year, moving the effective date from January 1, 2022 to January 1, 2023.  The adoption of ASU 2018-12 will have an impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls.  We are currently working on processes that will allow us to obtain the requisite data, modify our valuation system, and develop key assumptions that will be necessary to evaluate and implement this standard. As such, we are unable to determine the magnitude of the impact ASU 2018-12 will have on our consolidated financial statements at this time.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  The guidance in ASU 2019-12 is effective for the Company beginning January 1, 2021.  The impact of ASU 2019-12 will not have a material effect on our consolidated financial statements.

Recently-issued accounting guidance not discussed above is not applicable, is immaterial to our consolidated financial statements, or did not or is not expected to have a material impact on our business.

(2) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$7,343	$15,299	$(25,059)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$7,343	$15,299	$(25,059)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$78,533	$91,160	$(59,661)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	17,033	19,427	(12,681)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	61,500	71,733	(46,980)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	2,614	253	(45)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	549	53	(9)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	2,065	200	(36)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$63,565	$71,933	$(47,016)

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

Notable information included in profit or loss by segment was as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Revenues:
Term life insurance segment	$1,382,770	$1,227,231	$1,123,200
Investment and savings products segment	718,867	691,608	655,076
Corporate and other distributed products segment	115,904	133,665	121,567
Total revenues	$2,217,541	$2,052,504	$1,899,843

Net investment income:
Term life insurance segment	$27,030	$19,922	$13,747
Investment and savings products segment	-	-	-
Corporate and other distributed products segment	56,784	74,151	67,683
Total net investment income	$83,814	$94,073	$81,430

Amortization of DAC:
Term life insurance segment	$216,208	$248,711	$228,613
Investment and savings products segment	7,055	4,549	9,766
Corporate and other distributed products segment	1,058	1,292	1,351
Total amortization of DAC	$224,321	$254,552	$239,730

Non-cash share-based compensation expense:
Term life insurance segment	$3,612	$3,605	$4,135
Investment and savings products segment	3,045	3,440	2,695
Corporate and other distributed products segment	12,370	10,475	10,421
Total non-cash share-based compensation expense	$19,027	$17,520	$17,251

Income (loss) before income taxes:
Term life insurance segment	$372,551	$320,093	$281,904
Investment and savings products segment	202,644	191,812	173,912
Corporate and other distributed products segment	(68,465)	(34,794)	(39,732)
Total income before income taxes	$506,730	$477,111	$416,084

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

Total assets by segment were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Assets:
Term life insurance segment	$6,985,086	$6,546,129	$6,322,555
Investment and savings products segment (1)	2,769,445	2,598,493	2,298,238
Corporate and other distributed products segment	5,150,754	4,543,909	3,974,255
Total assets	$14,905,285	$13,688,531	$12,595,048

(1)

The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $110.0 million, $112.8 million, and $102.8 million as of December 31, 2020, 2019, and 2018, respectively.

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

Geographical Information. Results of operations by country and long-lived assets — primarily tangible assets reported in other assets in our consolidated balance sheets —were as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Revenues by country:
United States	$1,895,708	$1,747,609	$1,607,140
Canada	321,833	304,895	292,703
Total revenues	$2,217,541	$2,052,504	$1,899,843
Income before income taxes by country:
United States	$411,751	$390,431	$337,914
Canada	94,979	86,680	78,170
Total income before income taxes	$506,730	$477,111	$416,084

	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Long-lived assets by country:
United States	$53,281	$41,200	$30,999
Canada	4,446	4,916	4,997
Total long-lived assets	$57,727	$46,116	$35,996

(4) Investments

AFS Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of AFS fixed-maturity securities were as follows:

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,747	$400	$(3)	$10,144
Foreign government	169,967	13,324	(39)	183,252
States and political subdivisions	161,058	9,632	(1)	170,689
Corporates	1,506,549	124,164	(2,545)	1,628,168
Residential mortgage-backed securities	261,376	11,419	(54)	272,741
Commercial mortgage-backed securities	107,020	5,901	(56)	112,865
Other asset-backed securities	85,521	1,816	(585)	86,752
Total fixed-maturity securities	$2,301,238	$166,656	$(3,283)	$2,464,611

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,197	$287	$-	$10,484
Foreign government	154,945	6,362	(235)	161,072
States and political subdivisions	120,000	3,288	(695)	122,593
Corporates	1,436,877	63,892	(1,118)	1,499,651
Residential mortgage-backed securities	305,897	6,848	(222)	312,523
Commercial mortgage-backed securities	128,913	3,191	(99)	132,005
Other asset-backed securities	117,941	970	(243)	118,668
Total fixed-maturity securities	$2,274,770	$84,838	$(2,612)	$2,356,996

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of December 31, 2020 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$178,278	$180,954
Due after one year through five years	831,986	894,191
Due after five years through 10 years	546,330	598,767
Due after 10 years	290,727	318,341
	1,847,321	1,992,253
Mortgage- and asset-backed securities	453,917	472,358
Total AFS fixed-maturity securities	$2,301,238	$2,464,611

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The costs and fair values of the fixed-maturity securities classified as trading securities were as follows:

	December 31, 2020		December 31, 2019
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$16,359	$16,300	$43,257	$43,233

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of December 31, 2020, the LLC Note had an estimated unrealized holding gain of $259.9 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 5 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 10 (Debt) for more information on the Surplus Note.

As of December 31, 2020, no credit losses have been recognized on the LLC Note held-to-maturity security.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.7 million and $7.5 million as of December 31, 2020 and 2019, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $72.2 million and $28.7 million as of December 31, 2020 and 2019, respectively.

Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Fixed-maturity securities (available-for-sale)	$82,805	$81,828	$79,356
Fixed-maturity security (held-to-maturity)	57,473	48,325	37,485
Equity securities	1,751	1,845	1,955
Policy loans and other invested assets	1,244	1,069	1,159
Cash and cash equivalents	1,202	4,758	3,433
Total return on deposit asset underlying 10% coinsurance agreement(1)	4,253	13,429	3,643
Gross investment income	148,728	151,254	127,031
Investment expenses	(7,441)	(8,856)	(8,116)
Investment income net of investment expenses	141,287	142,398	118,915
Interest expense on surplus note	(57,473)	(48,325)	(37,485)
Net investment income	$83,814	$94,073	$81,430

(1)

Includes $2.0 million, $5.4 million, and $(1.7) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the year ended December 31, 2020, 2019, and 2018, respectively.

The components of net realized investment gains (losses), as well as details on gross realized investment gains and (losses) were as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$2,595	$1,373	$1,162
Gross losses from sales of available-for-sale securities	(955)	(293)	(965)
Credit losses impairment of available-for-sale securities	(4,254)	(1,333)	(152)
Net gains (losses) recognized in net income during the period on equity securities	(2,435)	5,207	(2,456)
Gains (losses) from bifurcated options	57	-	290
Gains (losses) on trading securities	(4)	11	-
Net realized investment gains (losses)	$(4,996)	$4,965	$(2,121)

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Proceeds from sales or other redemptions	$496,907	$454,421	$414,139

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Net gains (losses) recognized on equity securities	$(2,435)	$5,207	$(2,456)
Less: Net gains (losses) recognized on equity securities sold	(281)	(254)	(48)
Net gains (losses) recognized in net income on equity securities still held as of period-end	$(2,154)	$5,461	$(2,408)

Accrued Interest.  Accrued interest is recorded in accordance with the original interest schedule of the underlying security.  In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit

Losses for Available-for-sale Fixed-maturity Securities. The following tables summarizes all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2020, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2020
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,619	$(3)	$-	$-
Foreign government	4,034	(39)	-	-
States and political subdivisions	449	(1)	-	-
Corporates	68,057	(1,628)	11,964	(917)
Residential mortgage-backed securities	1,672	(35)	862	(19)
Commercial mortgage-backed securities	10,200	(50)	2,168	(6)
Other asset-backed securities	11,988	(536)	3,150	(49)
Total fixed-maturity securities	$98,019	$(2,292)	$18,144	$(991)

The amortized cost of AFS securities with a cost basis in excess of their fair values were $119.4 million as of December 31, 2020.

As of December 31, 2020, we did not recognize credit losses in the consolidated statements of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments.  For those investments that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

For the year ended December 31, 2020, we recorded approximately $4.3 million for credit losses in the consolidated statements of income on available-for-sale securities, and approximately $3.8 million of the credit losses were recorded as an adjustment to the amortized cost basis due to our intent to sell securities of specific issuers that operate in distressed industry sectors.  We recognize credit losses on securities due to: our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses, and large declines in capitalization were evident; and analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default.  The remaining portion of credit losses was recognized in the allowance for credit losses.

The rollforward of the allowance for credit losses on available-for-sale securities for the year ended December 31, 2020 was as follows:

Year ended December 31, 2020
(In thousands)
Allowance for credit losses, beginning of period	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	525
Additional increases (or decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(51)
Write-offs charged against the allowance, if any	(474)
Allowance for credit losses, end of period	$-

Other-than-temporary impairment (“OTTI”). For the years ended December 31, 2019 and 2018, which preceded the adoption of ASC 326, we conducted a review each quarter to identify and evaluate impaired investments that had indications of possible OTTI. An investment in a debt security was impaired if its fair value fell below its cost. Factors considered in determining whether an impairment was temporary included the length of time and extent to which fair value was below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may have been maturity.

Our review for OTTI generally entailed:

•

Analysis of individual investments that had fair values less than a pre-defined percentage of amortized cost, including consideration of the length of time the investment had been in an unrealized loss position;

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

The following table summarizes all AFS securities as of December 31, 2019 (prior to adoption of ASC 326), in an unrealized loss position, the aggregate fair value and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2019
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$-	$-
Foreign government	11,824	(144)	8,578	(91)
States and political subdivisions	39,379	(690)	4,000	(5)
Corporates	52,474	(453)	21,739	(665)
Residential mortgage-backed securities	40,690	(207)	2,071	(15)
Commercial mortgage-backed securities	11,526	(28)	12,835	(71)
Other asset-backed securities	22,501	(190)	4,613	(53)
Total fixed-maturity securities	$178,394	$(1,712)	$53,836	$(900)

The amortized costs of AFS securities with a cost basis in excess of their fair values were $234.8 million as of December 31, 2019.

As of December 31, 2019, the unrealized losses on our AFS invested asset portfolio were largely caused by interest rate sensitivity and, to a lesser extent, changes in credit spreads. We believed that fluctuations caused by movement in interest rates and credit spreads have little bearing on the recoverability of our investments.  We did not consider these investments to be other-than-temporarily impaired because we had the ability to hold these investments until maturity or a market price recovery, and we had no present intention to dispose of them.

OTTI recognized in earnings on AFS securities were as follows:

	Year ended December 31,
	2019	2018
	(In thousands)
OTTI on fixed-maturity securities not in default	$1,330	$152
OTTI on fixed-maturity securities in default	3	-
Total OTTI recognized in earnings	$1,333	$152

The securities noted above were considered to be other-than-temporarily impaired due to our intent to sell them; adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information in which liquidity deficiencies, significant losses and large declines in capitalization were evident; or analyses of rating agency information for issuances with severe ratings downgrades that indicated a significant increase in the possibility of default. We also recognized OTTI related to invested assets held at the Parent Company that we intended to sell to fund share repurchases where we did not expect to recover its cost basis.

OTTI recognized in earnings for AFS securities were as follows:

	Year ended December 31,
	2019	2018
	(In thousands)
Total OTTI related to securities which the Company does not intend to sell or more-likely-than-not will not be required to sell:
Total OTTI losses recognized	$3	$152
Less portion of OTTI recognized in accumulated other comprehensive income (loss)	-	-
OTTI recognized in earnings for securities which the Company does not intend to sell or more-likely than-not will not be required to sell before recovery	3	152
OTTI recognized in earnings for securities which the Company intends to sell or more-likely-than-not will be required to sell before recovery	1,330	-
OTTI recognized in earnings	$1,333	$152

The rollforward of the OTTI recognized in net income for all AFS fixed-maturity securities still held was as follows:

Year ended December 31, 2019
(In thousands)
Cumulative OTTI recognized in net income for securities still held, beginning of period	$2,511
Additions for securities where no OTTI were recognized prior to the beginning of the period	1,126
Additions for securities where OTTI have been recognized prior to the beginning of the period	207
Reductions due to sales, maturities, calls, amortization or increases in cash flows expected to be collected over the remaining life of credit-impaired securities	(543)
Reductions for exchanges of securities previously impaired	-
Cumulative OTTI recognized in net income for securities still held, end of period	$3,301

As of December 31, 2019, no OTTI had been recognized on the LLC Note held-to-maturity security.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of December 31, 2020 and 2019. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

(5) Fair Value of Financial Instruments

Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Invested assets recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We classify and disclose all invested assets carried at fair value in one of the following three levels:

•

Level 1. Quoted prices for identical instruments in active markets. Level 1 consists of financial instruments whose value is based on quoted market prices in active markets, such as cash and cash equivalents, exchange-traded common stocks and actively traded mutual fund investments;

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,144	$-	$10,144
Foreign government	-	183,252	-	183,252
States and political subdivisions	-	170,689	-	170,689
Corporates	6,074	1,622,094	-	1,628,168
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	272,714	27	272,741
Commercial mortgage-backed securities	-	112,865	-	112,865
Other asset-backed securities	-	86,752	-	86,752
Total available-for-sale securities	6,074	2,458,510	27	2,464,611
Equity securities	34,910	1,093	2,020	38,023
Trading securities	-	16,300	-	16,300
Separate accounts	-	2,659,520	-	2,659,520
Total fair value assets	$40,984	$5,135,423	$2,047	$5,178,454
Fair value liabilities:
Separate accounts	$-	$2,659,520	$-	$2,659,520
Total fair value liabilities	$-	$2,659,520	$-	$2,659,520

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,484	$-	$10,484
Foreign government	-	161,072	-	161,072
States and political subdivisions	-	122,593	-	122,593
Corporates	5,865	1,493,786	-	1,499,651
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	312,497	26	312,523
Commercial mortgage-backed securities	-	132,005	-	132,005
Other asset-backed securities	-	118,244	424	118,668
Total available-for-sale securities	5,865	2,350,681	450	2,356,996
Equity securities	39,499	1,050	135	40,684
Trading securities	-	43,233	-	43,233
Separate accounts	-	2,485,745	-	2,485,745
Total fair value assets	$45,364	$4,880,709	$585	$4,926,658
Fair value liabilities:
Separate accounts	$-	$2,485,745	$-	$2,485,745
Total fair value liabilities	$-	$2,485,745	$-	$2,485,745

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2020	2019
	(In thousands)
Level 3 assets, beginning of period	$585	$921
Net unrealized gains (losses) included in other comprehensive income	3	(18)
Realized gains (losses) and accretion (amortization) recognized in earnings	39	(52)
Purchases	2,975	-
Settlements	(1,555)	(197)
Transfers into Level 3	-	424
Transfers out of Level 3	-	(493)
Level 3 assets, end of period	$2,047	$585

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the years ended December 31, 2020 and 2019.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2020		December 31, 2019
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,464,611	$2,464,611	$2,356,996	$2,356,996
Fixed-maturity security (held-to-maturity) (3)	1,346,350	1,606,208	1,184,370	1,299,102
Equity securities	38,023	38,023	40,684	40,684
Trading securities	16,300	16,300	43,233	43,233
Policy loans (3)	30,199	30,199	32,927	32,927
Deposit asset underlying 10% coinsurance agreement (3)	236,865	236,865	233,499	233,499
Separate accounts	2,659,520	2,659,520	2,485,745	2,485,745
Liabilities:
Notes payable (1) (2)	374,415	399,377	374,037	395,522
Surplus note (1) (3)	1,345,772	1,596,599	1,183,728	1,296,972
Separate accounts	2,659,520	2,659,520	2,485,745	2,485,745

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as level 2 fair value measurement.
(3)	Classified as level 3 fair value measurement.

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

Reinsurance recoverables represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in reinsurance recoverables that we paid and which are recoverable from those reinsurers were $24.3 million and $24.3 million as of December 31, 2020 and 2019, respectively. Benefits and claims ceded to reinsurers for 2020, 2019, and 2018 were $1,653.6 million, $1,311.3 million, and $1,279.0 million, respectively.

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

In the 10% Coinsurance Agreement, we ceded to Prime Reinsurance Company (“Prime Re”), an affiliate of Citigroup, 10% of our U.S. (except New York) term life insurance business in force at year-end 2009 subject to an experience refund provision. As the 10% Coinsurance Agreement includes an experience refund provision, it does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the economic reserves. The deposit asset held in support of this agreement was $236.9 million and $233.5 million at December 31, 2020 and 2019, respectively. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on the deposit asset is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. The finance charge on the statutory reserves in excess of economic reserves funded by Prime Re in support of the 10% Coinsurance Agreement is 0.5% per annum and is reflected in interest expense in our consolidated statements of income.

The following table represents the Company’s in-force life insurance as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Direct life insurance in-force	$861,392,223	$810,995,295
Amounts ceded to other companies	(742,356,917)	(702,727,956)
Net life insurance in-force	$119,035,306	$108,267,339
Percentage of reinsured life insurance in-force	86%	87%

Reinsurance recoverables includes ceded reserve balances and ceded claim liabilities. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	December 31, 2020		December 31, 2019
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,654,698	NR	$2,696,924	NR
SCOR Global Life Reinsurance Companies (3)	395,804	A+	352,049	A+
Munich Re of Malta (2) (5)	285,350	NR	286,433	NR
Swiss Re Life & Health America Inc. (4)	251,409	A+	233,572	A+
American Health and Life Insurance Company (2)	163,082	B++	167,471	B++
Munich American Reassurance Company	137,312	A+	118,372	A+
Korean Reinsurance Company	123,568	A	108,410	A
RGA Reinsurance Company	125,492	A+	100,328	A+
Hannover Life Reassurance Company	41,201	A+	33,772	A+
TOA Reinsurance Company	34,212	A	26,160	A
All other reinsurers	68,920	-	48,679	-
Allowance for credit losses	(7,144)		(2,347)
Reinsurance recoverables	$4,273,904		$4,169,823

NR – not rated

(1)	Pecan Re Inc. (“Pecan Re”) is a wholly owned subsidiary of Swiss Re Life & Health America Inc. (“Swiss Re”).
(2)

Entity is an IPO coinsurer. Reinsurance recoverables includes balances ceded under coinsurance transactions of term life insurance policies that were in force as of December 31, 2009. Amounts shown are net of their share of the reinsurance receivable from other reinsurers. Reinsurance agreements are collateralized by underlying trust assets at least equal to the value of reserves ceded.

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

The IPO coinsurance agreements include provisions to ensure that Primerica Life, Primerica Life Canada and NBLIC receive full regulatory credit for the reinsurance treaties. Under these agreements, the ceded business can be recaptured with no fee in the event the IPO coinsurers do not comply with the various safeguard provisions in their respective IPO coinsurance agreements. Pecan Re also has entered into a capital maintenance agreement requiring Swiss Re to provide additional funding, if needed, at any point during the term of the agreement up to the maximum as described in the capital maintenance agreement.

The rollforward of the allowance for credit losses on reinsurance recoverables for the year ended December 31, 2020 was as follows:

Year ended December 31, 2020
(In thousands)
Balance, beginning of period (1)	$3,917
Current period provision for expected credit losses	3,235
Less: Recoveries of expected credit losses previously recorded	(8)
Balance, at the end of period	$7,144

(1)      The beginning balance for the year ended December 31, 2020 reflects the adjustment made to the allowance for credit losses balance for the adoption of ASC 326 on January 1, 2020.

Prior to the adoption of ASC 326, credit losses on reinsurance recoverables were recognized based on an incurred loss model that recognized credit losses if probable and reasonably estimable.  For the year ended December 31, 2019, we recognized credit losses of $2.3 million for claims ceded on a closed block of business as a result of one of our reinsurance counterparties being ordered into receivership.

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

The balances and activity in DAC were as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
DAC balance, beginning of period	$2,325,750	$2,133,920	$1,951,892
Capitalization	522,705	433,769	441,874
Amortization	(224,321)	(254,552)	(239,730)
Foreign exchange translation and other	5,510	12,613	(20,116)
DAC balance, end of period	$2,629,644	$2,325,750	$2,133,920

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

We periodically assess the exposure related to these contracts to determine whether any additional liability should be recorded. As of December 31, 2020 and 2019, an additional liability for these contracts was deemed to be unnecessary.

The following table represents the fair value of assets supporting separate accounts by major investment category:

	Year ended December 31,
	2020	2019
	(In thousands)
Fixed-income securities	$1,212,275	$970,098
Equity securities	1,362,399	1,318,351
Cash and cash equivalents	87,046	199,723
Due to/from funds	(2,251)	(2,489)
Other	51	62
Total separate accounts assets	$2,659,520	$2,485,745

(9) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Policy claims and other benefits payable, beginning of period	$339,954	$313,862	$307,401
Less reinsured policy claims and other benefits payable	388,797	318,653	322,137
Net balance, beginning of period	(48,843)	(4,791)	(14,736)
Incurred related to current year	236,157	186,857	176,854
Incurred related to prior years (1)	(4,033)	(869)	(1,355)
Total incurred	232,124	185,988	175,499
Claims paid related to current year, net of reinsured policy claims received	(268,914)	(244,997)	(187,453)
Reinsured policy claims received related to prior years, net of claims paid	60,144	14,614	22,426
Total paid	(208,770)	(230,383)	(165,027)
Foreign currency translation	170	343	(527)
Net balance, end of period	(25,319)	(48,843)	(4,791)
Add reinsured policy claims and other benefits payable	545,030	388,797	318,653
Balance, end of period	$519,711	$339,954	$313,862

(1)	Includes the difference between our estimate of claims incurred but not yet reported at year end and the actual incurred claims reported after year end.

See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for details regarding the accounting for policyholder liabilities.

(10) Debt

Notes Payable. Notes payable consisted of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
4.75% Senior Notes, due July 15, 2022	$375,000	$375,000
Unamortized issuance discount on notes payable	(107)	(174)
Total notes payable	$374,893	$374,826

As of December 31, 2020, we had $375.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in 2012 at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15, and are scheduled to mature on July 15, 2022. As of December 31, 2020, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2020.

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

Surplus Note. As of December 31, 2020, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.3 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note. See Note 4 (Investments) for more information on the LLC Note.

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is not available. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2020, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility during the year ended December 31, 2020.

(11) Income Taxes

Income tax expense. Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2020
Federal	$88,837	$853	$89,690
Foreign	26,749	(547)	26,202
State and local	4,714	(40)	4,674
Total tax expense	$120,300	$266	$120,566

Year ended December 31, 2019
Federal	$76,289	$6,628	$82,917
Foreign	32,239	(7,469)	24,770
State and local	3,033	-	3,033
Total tax expense	$111,561	$(841)	$110,720

Year ended December 31, 2018
Federal	$50,691	$17,399	$68,090
Foreign	36,028	(14,809)	21,219
State and local	2,681	-	2,681
Total tax expense	$89,400	$2,590	$91,990

Effective tax rate reconciliation. Total income tax expense is different from the amount determined by multiplying income before income taxes by the U.S. statutory federal tax rate of 21% for the years ended December 31, 2020 and 2019 and 2018. The reconciliation for such difference follows:

	Year ended December 31,
	2020		2019		2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$106,413	21.0%	$100,193	21.0%	$87,378	21.0%
Difference between foreign statutory rate and U.S. statutory rate	5,075	1.0%	4,898	1.0%	4,474	1.1%
Recognition of foreign tax credits	-	—%	-	—%	(6,069)	(1.5)%
Change in valuation allowance on foreign tax credits	-	—%	-	—%	6,069	1.5%
Other	9,078	1.8%	5,629	1.2%	138	—%
Total tax expense / effective rate	$120,566	23.8%	$110,720	23.2%	$91,990	22.1%

Deferred tax assets and liabilities. The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Future policy benefit reserves and unpaid policy claims	$285,926	$245,247
Future deductible liabilities	18,933	17,920
Foreign tax credits	46,455	46,455
Other	35,320	41,615
Total deferred tax assets before valuation allowance	386,634	351,237
Valuation allowance on foreign tax credits	(46,455)	(46,455)
Total deferred tax assets after valuation allowance	$340,179	$304,782

Deferred tax liabilities:
Deferred policy acquisition costs	(352,312)	(314,969)
Investments	(32,316)	(17,630)
Reinsurance deposit asset	(49,742)	(49,035)
Other	(39,002)	(42,675)
Total deferred tax liabilities	(473,372)	(424,309)
Net deferred tax liabilities	$(133,193)	$(119,527)

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

The Company has state net operating losses resulting in a deferred tax asset of approximately $10.3 million, which are available for use through 2037. The Company has no other material net operating loss or credit carryforwards other than foreign tax credit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. As of December 31, 2020, management identified excess foreign tax credits of approximately $46.5 million that could not be used to offset the mandatory deemed repatriation of foreign earnings tax stipulated by the Tax Cuts and Jobs Act of 2017 and believes it will not be able to utilize these foreign tax credits in the future. Therefore, the Company established a deferred tax asset for these foreign tax credits with a corresponding full valuation allowance. These foreign tax credits are available for use through 2027. With the exception of these foreign tax credits, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Therefore, there were no other deferred tax asset valuation allowances as of December 31, 2020 or 2019.

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

Unrecognized tax benefits. The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $16.0 million and $14.7 million as of December 31, 2020 and 2019, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. The total amount of accrued interest and penalties in the consolidated balance sheets was $2.8 million and $2.3 million as of December 31, 2020 and 2019, respectively. Additionally, we recognized less than $0.3 million of interest expense related to unrecognized tax benefits in the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018.

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2020 and 2019 is as follows:

	December 31,
	2020	2019
	(In thousands)
Unrecognized tax benefits, beginning of period	$15,805	$15,173
Change in prior period unrecognized tax benefits	40	(583)
Change in current period unrecognized tax benefits	3,296	3,036
Reductions as a result of a lapse in statute of limitations	(2,037)	(1,821)
Unrecognized tax benefits, end of period	$17,104	$15,805

We have an immaterial amount of penalties included in calculating our provision for income taxes. There is no significant change that is reasonably possible to occur within twelve months of the reporting date.

The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the year ended December 31, 2017 and thereafter for federal income tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2016 and thereafter for federal and provincial income tax purposes.

(12) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Common stock, beginning of period	41,207	42,694	44,251
Shares issued for stock options exercised	-	4	33
Shares of common stock issued upon lapse of RSUs	335	438	528
Common stock retired	(2,236)	(1,929)	(2,118)
Common stock, end of period	39,306	41,207	42,694

The above reconciliation excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of December 31, 2020, we had a total of 289,371 RSUs and 81,796 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreement; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 14 (Share Based Transactions) for a discussion of the PSU award structure.

On February 10, 2020 our Board of Directors authorized a share repurchase program for up to $300.0 million of our outstanding common stock for purchases through June 30, 2021 (the “share repurchase program”). Under the share repurchase program, we repurchased 2,184,259 shares of our common stock in the open market for an aggregate purchase price of $231.4 million through December 31, 2020. Of this $68.6 million remains available for repurchases of our outstanding common stock under the share repurchase program as of December 31, 2020. On February 9, 2021, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our outstanding common stock (including $68.6 million from the prior repurchase program) for purchases through June 30, 2022.

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

The calculation of basic and diluted EPS was as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$386,164	$366,391	$324,094
Income attributable to unvested participating securities	(1,671)	(1,654)	(1,893)
Net income used in calculating basic EPS	$384,493	$364,737	$322,201
Denominator:
Weighted-average vested shares	40,065	42,181	43,854
Basic EPS	$9.60	$8.65	$7.35

Diluted EPS:
Numerator:
Net income	$386,164	$366,391	$324,094
Income attributable to unvested participating securities	(1,667)	(1,650)	(1,888)
Net income used in calculating diluted EPS	$384,497	$364,741	$322,206
Denominator:
Weighted-average vested shares	40,065	42,181	43,854
Dilutive effect of incremental shares to be issued for contingently-issuable shares	120	133	131
Weighted-average shares used in calculating diluted EPS	40,185	42,314	43,985
Diluted EPS	$9.57	$8.62	$7.33

(14) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“2010 OIP”), which expired in 2020 in accordance with its terms and under which no future awards will be made, and the Primerica, Inc. 2020 Omnibus Incentive Plan (the “2020 OIP”, and together with the 2010 OIP, the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who served on our Board of Directors, and sales force leaders. As of December 31, 2020, we had 1.9 million shares available for future grants under the 2020 OIP.

Employee and Director Share-Based Compensation. As of December 31, 2020, the Company had outstanding RSUs, PSUs, and stock options issued to our management (officers and other key employees), as well as RSUs issued to our directors, under the OIP.

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

•	RSUs granted to directors have time-based vesting requirements with equal and quarterly graded vesting over four quarters subsequent to the grant date.
•	In addition, certain directors elected to defer their cash and/or equity retainers into deferred RSUs, which vest immediately or, if applicable, on the dates the RSUs would have vested.

All of our outstanding employee and director RSU awards are eligible for dividend equivalents regardless of vesting status.

We recognized expense and tax benefit offsets as follows for employee and director RSU share-based compensation:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Total equity awards expense recognized	$11,218	$10,557	$10,684
Tax benefit associated with total employee and director share-based compensation	1,455	1,434	1,495

The following table summarizes employee and director RSU activity during the years ended December 31, 2020, 2019, and 2018.

	Shares		Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee and director RSUs, December 31, 2017	312		$59.10
Granted	106		100.00
Forfeited	-	(1)	82.20
Vested	(186)		58.51
Unvested employee and director RSUs, December 31, 2018	232		78.22
Granted	93		123.04
Forfeited	-	(1)	104.38
Vested	(145)		70.53
Unvested employee and director RSUs, December 31, 2019	180		107.59
Granted	94		119.03
Forfeited	-	(1)	121.42
Vested	(108)		101.75
Unvested employee and director RSUs, December 31, 2020	166		117.87

(1)	Less than 1,000 shares

As of December 31, 2020, total compensation cost not yet recognized in our consolidated financial statements related to employee and director RSU awards with time-based vesting conditions yet to be reached was $4.3 million, and the weighted-average period over which cost will be recognized was 0.8 years.

PSUs.

The Company issued PSUs to certain of its executive officers under the OIP as part of their annual equity compensation. To date, PSU awards have included a performance target of a specified average annual Return on Adjusted Equity (“ROAE”) and EPS growth (starting with the 2020 award) for the Company over a three-year performance period, as well as a threshold ROAE and EPS growth below which no shares would be earned and an ROAE and EPS growth metric at which the maximum number of shares can be earned. Awards are earned two months after the performance period ends. Depending on the ROAE and EPS growth, if applicable, achieved within the specified range, recipients may receive shares of common stock equal to between 0% and 150% of the number of PSUs granted. In addition, PSUs accrue forfeitable dividend equivalents, which are also paid out based on the number of shares earned.

PSU awards provide for vesting upon the voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. The number of shares that will be earned for a retirement-eligible employee is equal to the amount calculated using the Company’s actual performance metrics for the entire performance period, even if that employee retires prior to the completion of the performance period.

In connection with our granting of PSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Total employee PSU award expense	$4,179	$3,516	$3,240
Tax benefit associated with total employee PSU award expense	-	-	191

The following table summarizes PSU activity during the years ended December 31, 2020, 2019, and 2018.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee PSUs, December 31, 2017	54	$67.42
Granted	31	100.55
Forfeited	-	-
Vested	-	-
Unvested employee PSUs, December 31, 2018	85	79.34
Granted	25	122.62
Forfeited	-	-
Performance Adjustment	4	41.88
Vested	(23)	41.88
Unvested employee PSUs, December 31, 2019	92	98.79
Granted	26	121.42
Forfeited	-	-
Performance Adjustment	5	80.45
Vested	(41)	80.45
Unvested employee PSUs, December 31, 2020 (1)	82	113.99

(1)

The 2018 PSU awards outstanding are based on target. Based on the actual performance achieved during the three-year performance period ended December 31, 2020, recipients will receive an aggregate of 33,605 shares of common stock on the vesting date of March 1, 2021.  The 2019 PSU awards outstanding are based on target. Depending upon the performance achieved during the performance period, recipients may receive between 0 and 38,225 shares of common stock. The 2020 PSU awards outstanding are based on target.  Depending upon the performance achieved during the performance period, recipients may receive between 0 and 38,601 shares of common stock.

As of December 31, 2020 total unrecognized compensation related PSU awards was $0.7 million, and the weighted-average period over which cost was 0.8 years.

Stock Options. From 2013 to 2016, the Company issued stock options to certain of its executive officers under the OIP as part of their annual equity compensation. Stock options were granted with an exercise price equal to the fair market value of our common stock on the grant date, and they expire 10 years from the date of grant. These options had time-based restrictions with equal and annual graded vesting over a three-year period and are all fully vested. Upon retirement, employees have the lesser of three years or the remaining option term to exercise any vested options. We did not issue any stock options in 2020, 2019 or 2018.

Compensation expense and related tax benefits recognized for stock option awards were as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Expense recognized for stock option awards	$-	$6	$39
Tax benefit recognized for stock option awards	-	-	8

The following table summarizes activity related to stock options outstanding and exercisable during the years ended December 31, 2020, 2019, and 2018:

	Outstanding		Exercisable
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
Outstanding at December 31, 2017	107	$45.15	32	$47.26
Granted	-	-
Exercised	(33)	47.59
Outstanding at December 31, 2018	74	44.07	44	45.55
Granted	-	-
Exercised	(4)	41.20
Outstanding at December 31, 2019	70	44.23	70	44.23
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2020	70	44.23	70	44.23

Range of granted option exercise prices outstanding at December 31, 2020

$41.20 (average term remaining - 3.1 years)	3	$41.20	3	$41.20
$53.50 (average term remaining - 4.2 years)	14	53.50	14	53.50
$41.88 (average term remaining - 5.2 years)	52	41.88	52	41.88

The aggregate intrinsic value represents the difference between the exercise price of our stock options and the quoted closing price of our common stock. The aggregate intrinsic value of exercisable stock options was $6.3 million as of December 31, 2020, which represents the aggregate intrinsic value of stock options outstanding.

The intrinsic value, tax benefit realized and value of shares withheld related to option exercise activity are summarized as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Intrinsic value of options exercised	$-	$369	$1,953
Tax benefit realized from the options exercised	-	-	-
Value of issued shares withheld to satisfy option exercise price	-	161	1,562

As of December 31, 2020, there was no unrecognized compensation cost related to outstanding options.

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

The following table summarizes non-employee RSU activity during the years ended December 31, 2020, 2019, and 2018.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2017	32	$91.88
Granted	124	102.43
Vested	(122)	101.01
Unvested non-employee RSUs, December 31, 2018	34	97.71
Granted	105	124.51
Vested	(115)	115.01
Unvested non-employee RSUs, December 31, 2019	24	132.68
Granted	128	106.65
Vested	(126)	105.71
Unvested non-employee RSUs, December 31, 2020	26	134.75

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

Details on the granting and valuation of these awards were as follows:

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per-share amounts)
Quarterly incentive awards expense recognized currently	$3,630	$3,441	$3,288
Quarterly incentive awards expense deferred	10,071	9,663	9,484
Tax benefit associated with incentive awards	2,692	2,465	2,437

As of December 31, 2020, all agent equity awards were fully vested with the exception of approximately 26 thousand shares that will vest on January 1, 2021.

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

Primerica Life’s statutory capital and surplus as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Statutory capital and surplus	$650,114	$666,055

Primerica Life’s statutory net gain from operations was $395.4 million, $508.6 million, and $547.9 million for 2020, 2019 and 2018, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2020. During 2020, Primerica Life paid ordinary dividends of $170.0 million to the Parent Company. As of January 1, 2021, the amount of dividends Primerica Life could pay from statutory unassigned surplus without prior approval of the commissioner of the Tennessee DOCI was $152.4 million, which is prescribed by the amount of statutory unassigned surplus on that date.

Primerica Life’s investment basis in NBLIC, Peach Re, and Vidalia Re reflect their statutory capital and surplus amounts recorded in accordance with statutory accounting practices prescribed or permitted by the NAIC and/or each subsidiary’s state of domicile; New York and Vermont. Peach Re was formed as a special-purpose financial captive insurance company and, with the explicit permission of the Vermont DOI, has included the value of a letter of credit serving as collateral for its policy reserves as an admitted asset in its statutory capital and surplus. This permitted accounting practice was critical to the organization and operational plans of Peach Re and explicitly included in the licensing order issued by the Vermont DOI. The impact of this permitted practice as of December 31, 2020 was $206.1 million on Peach Re’s statutory capital and surplus. As of December 31, 2020, even if Peach Re had not been permitted to include the letter of credit as an admitted asset, Primerica Life would not have been below the minimum statutory capital and surplus level that triggers a regulatory action event. There are no other permitted accounting practices that are not encompassed in prescribed statutory accounting practices.

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

Primerica Life Canada’s capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds internal capital targets. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI’s capital guidelines. As of December 31, 2020 and 2019, Primerica Life Canada’s statutory capital and surplus satisfied regulatory requirements and was $506.1 million and $454.6 million, respectively.

In Canada, dividends can typically be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. However, in response to the COVID-19 pandemic, OSFI set the expectation that payment of dividends above amounts paid prior to March 2020 would be halted, unless otherwise approved by OSFI. Primerica Life Canada’s dividend capacity at January 1, 2021 was estimated to be $113.6 million, which was calculated based on satisfying the Company’s internal capital targets. However, Primerica Life Canada would currently be limited to annualized dividends of $23.6 million as a result of the dividend halt unless otherwise permitted by OSFI.

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

Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term expiring on December 31, 2025 (the “LOC”) for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC periodically increased up to a maximum amount of approximately $507.0 million, which was reached in 2014. As of December 31, 2020, the amount outstanding under the LOC was $206.1 million. This amount will continue to decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserve. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities. As of December 31, 2020, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

Contingent Liabilities. The Company is involved from time-to-time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties, including the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. As such, the Company is unable to estimate the possible loss or range of loss that may result from these matters unless otherwise indicated.

(17) Benefit Plans

We sponsor a defined contribution plan for the benefit of our employees. The expense associated with this plan was approximately $10.0 million, $8.9 million, and $8.4 million in 2020, 2019, and 2018, respectively.

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

The disaggregation of our revenues from contracts with customers were as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$46,079	$40,848	$42,374
Total segment revenues from contracts with customers	46,079	40,848	42,374
Revenues from sources other than contracts with customers	1,336,691	1,186,383	1,080,826
Total Term Life Insurance segment revenues	$1,382,770	$1,227,231	$1,123,200

Investment and Savings Products segment revenues:
Commissions and fees:
Sales-based revenues	$284,651	$282,887	$259,991
Asset-based revenues	282,080	260,451	245,295
Account-based revenues	83,041	80,555	81,802
Other, net	11,271	10,017	9,631
Total segment revenues from contracts with customers	661,043	633,910	596,719
Revenues from sources other than contracts with customers (segregated funds)	57,824	57,698	58,357
Total Investment and Savings Products segment revenues	$718,867	$691,608	$655,076

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$43,675	$32,213	$32,162
Other, net	3,719	4,660	4,982
Total segment revenues from contracts with customers	47,394	36,873	37,144
Revenues from sources other than contracts with customers	68,510	96,792	84,423
Total Corporate and Other Distributed Products segment revenues	$115,904	$133,665	$121,567

(1)

Commissions and fees for the year ended December 31, 2020 and 2019 include $5.5 million and $5.5 million, respectively, attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

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

Investment Advisory and Administrative Services. We provide investment advisory and administrative services over time to investors in the managed investments program we offer. We recognize revenue as our performance obligation is satisfied over time for daily investment advisory and administrative services that are substantially the same and have the same pattern of delivery. Fees for these services, which are based on a percentage of client assets in the managed investments program, become known and are charged to investors during the same reporting period in which the daily investment advisory and administrative services are performed.

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

Contract Balances. For revenue associated with ongoing renewal commissions on other distributed financial products, we record a contract asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the sale or referral, less amounts that are constrained, in other assets. The contract asset is reduced for commissions that are billed and become due receivables from product providers during the reporting period.

Activity in the contract asset account was as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Balance, beginning of period	$51,701	$50,119
Current period sales, net of collection of renewal commissions	3,144	1,582
Balance, at the end of period	$54,845	$51,701

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the year ended December 31, 2020 and 2019. Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(19) Leases

We have operating leases for our executive office operations and other real estate leases of office space and finance leases for certain office equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 3 years, exercisable at the Company’s discretion. Operating lease right-of-use assets and operating lease liabilities are presented separately in our consolidated balance sheets.  As of December 31, 2020 and December 31, 2019, finance lease right-of-use assets of $0.9 million and $0.7 million, respectively, and finance lease liabilities of $0.9 million and $0.7 million, respectively, were recorded within Other assets and Other liabilities within our consolidated balance sheets. The Company determines its lease liabilities, which are measured at the present value of future lease payments, using the Company’s incremental secured borrowing rate that is commensurate with the term of the underlying lease or the rate implicit in the lease if readily determinable.

The components of lease expense were as follows:

	Year ended December 31,
	2020	2019
	(In thousands)
Operating lease cost
Operating lease cost	$7,638	$7,650
Variable lease cost (includes taxes, common area maintenance and insurance)	725	675
Finance lease cost
Depreciation of finance lease assets	280	277
Interest on lease liabilities	56	46
Total lease cost	$8,699	$8,648

Other information related to leases was as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$7,737	$7,656
Operating cash flows used in finance leases (1)	56	46
Financing cash flows used in finance leases	274	281

(1)	Included in change in other operating assets and liabilities, net in the accompanying consolidated statements of cash flows.

	December 31, 2020	December 31, 2019
	(In thousands)
Weighted Average Remaining Lease Term
Operating leases	8 years	9 years
Finance leases	4 years	3 years

Weighted Average Discount Rate
Operating leases	4.5%	4.6%
Finance leases	7.1%	6.8%

Future minimum lease payments under non-cancellable leases were as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2021	$7,937	$320
2022	7,938	267
2023	7,916	194
2024	7,905	161
2025	7,839	83
Thereafter	23,167	-
Total minimum rental commitments for operating leases	62,702	1,025
Less imputed interest	9,896	123
Total lease liabilities	$52,806	$902

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2020 and 2019.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Primerica, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules I, II, III, and IV (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

March 1, 2021

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K and as described below, portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2020, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. 2020 Omnibus Incentive Plan was approved by our stockholders in May 2020. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Second Amended and Restated 2020 Omnibus Incentive Plan	344,089	(1)	$44.23	(2)	1,870,633	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	-		-		1,847,874	(4)
Total	344,089		$44.23		3,718,507
Equity compensation plans not approved by stockholders	n/a		n/a		n/a

(1)

Consists of 192,371 and 69,922 shares to be issued in connection with unvested restricted stock units and outstanding stock options, respectively. Also includes  81,796 shares to be issued to certain executive officers in connection with outstanding performance stock units if the Company achieves the targeted level of performance specified in the award agreement over a three-year period.  Based on the actual Return on Adjusted Equity achieved within the three-year performance period ended December 31, 2020, recipients of the 2018 performance-based stock units will receive 33,605 shares of common stock on the vesting date, March 1, 2021 versus the targeted 30,579 shares. See Note 12 (Stockholders’ Equity) and Note 14 (Share-Based Transactions) to our consolidated financial statements included elsewhere in this report for more information on the equity awards outstanding.

(2)	Represents the weighted average exercise price of the 69,922 stock options outstanding.
(3)

The number of shares of our common stock available for future issuance is 2,442,102 (represents 2,000,000 shares available under the 2020 OIP and 442,102 shares outstanding that were granted under the 2010 OIP and made available for issuance pursuant to the terms of 2020 OIP) less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan.

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34680).
3.2	Second Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 filed February 26, 2020 (Commission File No. 001-34680) .
4.1	Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, among the Registrant and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.3	Form of 4.750% Senior Notes due 2022.	Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2 filed herewith) to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.4	Description of Registrant's Securities	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.1	Credit Agreement, dated as of December 19, 2017	Incorporated by reference to Exhibit 10.1 to Primerica's Current Report on Form 8-K filed December 20, 2017 (Commission File No. 001-34680).
10.2	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001- 34680).
10.3	Amended and Restated 80% Coinsurance Agreement dated March 31, 2016 by and between Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.4	10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.5	Amendment No. 1 dated as of October 5, 2015 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.29 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 001-34680).
10.6	Amendment No. 2 dated as of January 25, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.7	Amendment No. 3 dated as of March 31, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.8	Amended and Restated 80% Coinsurance Trust Agreement dated March 31, 2016 among Primerica Life Insurance Company, Pecan Re Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.7 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.9	10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.8 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
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
10.13	Amended and Restated Capital Maintenance Agreement dated as of March 31, 2016 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.7 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).

10.14	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.11 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.15	Reinsurance Trust Agreement dated November 23, 2020 among National Benefit Life Insurance Company, American Health and Life Insurance Company, and JP Morgan Chase Bank, N.A.	Filed with the Securities and Exchange Commission as part of this Annual Report.
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
10.19	Coinsurance Agreement Novation Amendment dated as of December 15, 2016 among Primerica Life Insurance Company of Canada, Munich Re Life Insurance Company of Vermont and Munich Re of Malta P.L.C.	Incorporated by reference to Exhibit 10.19 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.20	Coinsurance Amending Agreement dated as of January 1, 2018 among Primerica Life Insurance Company of Canada and Munich Re of Malta P.L.C.	Incorporated by reference to Exhibit 10.20 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.21	Monitoring and Reporting Agreement dated as of March 31, 2016 by and among Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.21 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.22*	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.23*	Primerica, Inc. 2020 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Primerica’s Registration Statement on Form S-8 filed (Commission File No. 333-238268)
10.25*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2018 awards).	Incorporated by reference to Exhibit 10.24 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 001-34680)
10.26*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2019 awards).	Incorporated by reference to Exhibit 10.26 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680). .
10.27*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2020 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.28*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2018 awards).	Incorporated by reference to Exhibit 10.27 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 001-34680).
10.29*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2019 awards).	Incorporated by reference to Exhibit 10.29 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.30*	Form of U.S. Employee Restricted Stock Unit Restated Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2020 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.31*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.32*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2015 awards).	Incorporated by reference to Exhibit 10.22 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.33*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Incorporated by reference to Exhibit 10.33 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.34	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2020 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.35*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).

10.36*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.37*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.5 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.38*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 10.30 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.39*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 99.6 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.40*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 10.32 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.41*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.7 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.42*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 10.34 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.43	Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
21.1	Subsidiaries of the Registrant.	Filed with the Securities and Exchange Commission as part of this Annual Report.
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
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

(c) Financial Statement Schedules.

Schedule I

Consolidated Summary of Investments — Other Than Investments in Related Parties

PRIMERICA, INC.

	December 31, 2020
Type of Investment	Cost	Fair value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds(1):
United States government and government agencies and authorities	$195,732	$206,208	$206,208
States, municipalities, and political subdivisions	161,058	170,689	170,689
Foreign governments	169,967	183,252	183,252
Public utilities	-	-	-
Convertibles and bonds with warrants attached	-	-	-
All other corporate bonds(1)	3,131,508	3,520,720	3,260,862
Certificates of deposit	176	176	176
Redeemable preferred stocks	5,447	6,074	6,074
Total fixed maturities	3,663,888	4,087,119	3,827,261

Equity securities:
Common stocks:
States, municipalities and political subdivision	1,974	1,974	1,974
Public utilities	6,469	9,769	9,769
Banks, trusts and insurance companies	16,686	17,699	17,699
Industrial, miscellaneous and all other	5,063	7,489	7,489
Nonredeemable preferred stocks	1,839	1,092	1,092
Total equity securities	32,031	38,023	38,023
Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	30,199	30,199	30,199
Other long-term investments	-	-	-
Short-term investments	-	-	-
Total investments	$3,726,118	$4,155,341	$3,895,483

(1)

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

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Balance Sheets

	December 31,
	2020	2019
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $116,441 in 2020 and $206,550 in 2019)	$119,614	$208,526
Equity securities, at fair value (historical cost: $1,980 in 2020 and $2,090 in 2019)	2,294	2,250
Total investments	121,908	210,776
Cash and cash equivalents	228,303	59,150
Due from affiliates*	3,847	1,267
Other receivables	693	1,383
Income tax receivable	2,633	1,026
Deferred income taxes	10,251	12,151
Investment in subsidiaries*	1,861,411	1,756,845
Other assets	440	608
Total assets	$2,229,486	$2,043,206

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	374,415	374,037
Current income tax payable	-	-
Deferred income taxes	8,345	7,441
Interest payable	8,214	8,214
Other liabilities	2,627	1,023
Commitments and contingent liabilities (see Note F)
Total liabilities	393,601	390,715
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 in 2020 and 2019; issued and outstanding 39,306 shares in 2020 and 41,207 shares in 2019)	393	412
Paid-in capital	-	-
Retained earnings	1,705,786	1,593,281
Accumulated other comprehensive income, net of income tax	129,706	58,798
Total stockholders’ equity	1,835,885	1,652,491
Total liabilities and stockholders’ equity	$2,229,486	$2,043,206

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Income

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Revenues:
Dividends from subsidiaries*	$378,063	$398,129	$302,932
Net investment income	3,670	4,973	2,306
Realized investment gains (losses), including credit losses	175	256	(128)
Total revenues	381,908	403,358	305,110
Expenses:
Interest expense	18,673	18,669	18,695
Other operating expenses	13,903	9,898	7,478
Total expenses	32,576	28,567	26,173
Income before income taxes	349,332	374,791	278,937
Income taxes	(3,540)	(2,940)	(5,578)
Income before equity in undistributed earnings of subsidiaries	352,872	377,731	284,515
Equity in undistributed earnings of subsidiaries*	33,292	(11,340)	39,579
Net income	$386,164	$366,391	$324,094

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$386,164	$366,391	$324,094
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	62,618	70,998	(46,382)
Change in unrealized holding gains (losses) on investment securities	1,372	1,440	(931)
Reclassification adjustment for realized investment (gains) losses included in net income	(175)	(256)	128
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains (losses) of subsidiaries	7,343	15,299	(25,059)
Total other comprehensive income (loss) before income taxes	71,158	87,481	(72,244)
Income tax expense (benefit) related to items of other comprehensive income (loss)	250	249	(169)
Other comprehensive income (loss), net of income taxes	70,908	87,232	(72,075)
Total comprehensive income	$457,072	$453,623	$252,019

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Cash Flows

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$386,164	$366,391	$324,094
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries* (1)	(42,030)	(95,014)	(44,095)
Deferred tax provision	2,553	1,067	(1,983)
Change in income taxes	(1,607)	2,464	(6,151)
Realized investment (gains) losses	(175)	(256)	128
Accretion and amortization of investments	1,777	257	103
Share-based compensation	1,447	1,487	1,365
Change in due to/from affiliates*	(2,580)	1,225	780
Trading securities sold, matured, or called (acquired), net	(6)	-	-
Change in other operating assets and liabilities, net	3,030	2,001	(120)
Net cash provided by (used in) operating activities	348,573	279,622	274,121

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed maturity securities — sold	26,256	6,481	1,603
Fixed-maturity securities — matured or called	131,894	179,950	104,836
Short-term investments — matured or called	-	8,250	-
Equity securities — sold	212	76	150
Available-for-sale investments acquired:
Fixed-maturity securities(1)	(36,190)	(157,510)	(144,760)
Short-term investments	-	-	(8,169)
Equity securities acquired	(76)	(611)	(265)
Net cash provided by (used in) investing activities	122,096	36,636	(46,605)

Cash flows from financing activities:
Dividends paid	(64,346)	(57,630)	(44,140)
Common stock repurchased	(231,431)	(225,037)	(210,146)
Tax withholdings on share-based compensation	(5,739)	(7,186)	(6,711)
Net cash provided by (used) in financing activities	(301,516)	(289,853)	(260,997)
Change in cash and cash equivalents	169,153	26,405	(33,481)
Cash and cash equivalents, beginning of period	59,150	32,745	66,226
Cash and cash equivalents, end of period	$228,303	$59,150	$32,745

Supplemental disclosures of cash flow information:
Interest paid	$18,118	$18,117	$18,146

*	Eliminated in consolidation.
(1)

Does not include $33.6 million, $127.2 million, and $27.6 million of fixed-maturity securities transferred from subsidiaries in the form of noncash dividends for the years ended December 31, 2020, 2019 and 2018, respectively.

See the accompanying notes to condensed financial statements.

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

We were in compliance with the covenants of the Senior Notes as of December 31, 2020. No events of default occurred on the Senior Notes during the year ended December 31, 2020.

(D) Revolving Credit Facility

We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2020, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility during the year ended December 31, 2020.

(E) Dividends

For the years ended December 31, 2020, 2019, and 2018, the Company received dividends from our non-life insurance subsidiaries of $185.5 million, $105.6 million, and $80.1 million, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company received dividends from our life insurance subsidiaries of $192.5 million, $292.5 million, and $222.8 million, respectively.

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

The Company is involved from time-to-time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. These disputes are subject to uncertainties, including large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation. As such, the Company is unable to estimate the possible loss or range of loss that may result from these matters.

Schedule III

Supplementary Insurance Information

PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned and advance premiums	Policy claims and other benefits payable	Separate account liabilities
	(In thousands)
December 31, 2020
Term Life Insurance	$2,543,795	$6,579,600	$16,633	$508,425	$-
Investment and Savings Products	62,876	-	-	-	2,659,469
Corporate and Other Distributed Products	22,973	210,957	503	11,286	51
Total	$2,629,644	$6,790,557	$17,136	$519,711	$2,659,520

December 31, 2019
Term Life Insurance	$2,239,515	$6,244,193	$14,933	$330,660	$-
Investment and Savings Products	62,196	-	-	-	2,485,683
Corporate and Other Distributed Products	24,039	202,376	537	9,294	62
Total	$2,325,750	$6,446,569	$15,470	$339,954	$2,485,745

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
	(In thousands)
Year ended December 31, 2020
Term Life Insurance	$1,309,661	$27,030	$593,948	$216,208	$200,063	$-
Investment and Savings Products	-	-	-	7,055	509,167	-
Corporate and Other Distributed Products	16,722	56,784	21,621	1,058	161,691	701
Total	$1,326,383	$83,814	$615,569	$224,321	$870,921	$701

Year ended December 31, 2019
Term Life Insurance	$1,166,461	$19,922	$475,330	$248,710	$183,097	$-
Investment and Savings Products	-	-	-	4,549	495,248	-
Corporate and Other Distributed Products	17,676	74,151	18,490	1,293	148,676	741
Total	$1,184,137	$94,073	$493,820	$254,552	$827,021	$741

Year ended December 31, 2018
Term Life Insurance	$1,067,079	$13,747	$441,775	$228,613	$170,908	$-
Investment and Savings Products	-	-	-	9,766	471,398	-
Corporate and Other Distributed Products	18,861	67,683	15,808	1,351	144,140	792
Total	$1,085,940	$81,430	$457,583	$239,730	$786,446	$792

See the report of independent registered public accounting firm.

Schedule IV

Reinsurance

PRIMERICA, INC.

	Year ended December 31, 2020
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$861,392,223	$742,356,917	$-	$119,035,306	—%

Premiums:
Life insurance	$2,906,083	$1,580,427	$-	$1,325,656	—%
Accident and health insurance	1,066	339	-	727	—%
Total premiums	$2,907,149	$1,580,766	$-	$1,326,383	—%

	Year ended December 31, 2019
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$810,995,295	$702,727,956	$-	$108,267,339	—%

Premiums:
Life insurance	$2,752,774	$1,569,403	$-	$1,183,371	—%
Accident and health insurance	1,092	326	-	766	—%
Total premiums	$2,753,866	$1,569,729	$-	$1,184,137	—%

	Year ended December 31, 2018
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$783,979,673	$682,708,797	$-	$101,270,876	—%

Premiums:
Life insurance	$2,665,947	$1,580,815	$-	$1,085,132	—%
Accident and health insurance	1,157	349	-	808	—%
Total premiums	$2,667,104	$1,581,164	$-	$1,085,940	—%

See the report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Alison S. Rand	March 1, 2021
Alison S. Rand
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board	March 1, 2021
D. Richard Williams

/s/ Glenn J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2021
Glenn J. Williams

/s/ Alison S. Rand	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021
Alison S. Rand

/s/ John A. Addison, Jr.	Director	March 1, 2021
John A. Addison, Jr.

/s/ Joel M. Babbit	Director	March 1, 2021
Joel M. Babbit

/s/ P. George Benson	Director	March 1, 2021
P. George Benson

/s/ C. Saxby Chambliss	Director	March 1, 2021
C. Saxby Chambliss

/s/ Gary L. Crittenden	Director	March 1, 2021
Gary L. Crittenden

/s/ Cynthia N. Day	Director	March 1, 2021
Cynthia N. Day

/s/ Sanjeev Dheer	Director	March 1, 2021
Sanjeev Dheer

/s/ Beatriz R. Perez	Director	March 1, 2021
Beatriz R. Perez

/s/ Barbara A. Yastine	Director	March 1, 2021
Barbara A. Yastine