Form 10-Q
period 2021-03-31
Primerica, Inc.
filed 2021-05-06
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2021, the registrant had 39,437,961 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2021	December 31, 2020
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,440,181 in 2021 and $2,301,238 in 2020)	$2,538,197	$2,464,611
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,516,401 in 2021 and $1,606,208 in 2020)	1,362,210	1,346,350
Short-term investments available-for-sale, at fair value (amortized cost: $50,759 in 2021 and $0 in 2020)	50,758	-
Equity securities, at fair value (historical cost: $32,239 in 2021 and $32,031 in 2020)	39,638	38,023
Trading securities, at fair value (cost: $35,179 in 2021 and $16,359 in 2020)	35,046	16,300
Policy loans	30,278	30,199
Total investments	4,056,127	3,895,483
Cash and cash equivalents	439,944	547,569
Accrued investment income	19,964	17,618
Reinsurance recoverables	4,345,483	4,273,904
Deferred policy acquisition costs, net	2,712,169	2,629,644
Agent balances, due premiums and other receivables	268,660	259,448
Intangible assets	45,275	45,275
Income taxes	74,683	73,290
Operating lease right-of-use assets	45,318	46,567
Other assets	467,336	456,967
Separate account assets	2,638,901	2,659,520
Total assets	$15,113,860	$14,905,285

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,885,115	$6,790,557
Unearned and advance premiums	18,184	17,136
Policy claims and other benefits payable	526,654	519,711
Other policyholders’ funds	475,511	447,765
Notes payable	374,511	374,415
Surplus note	1,361,648	1,345,772
Income taxes	235,234	223,496
Operating lease liabilities	51,521	52,806
Other liabilities	582,198	566,068
Payable under securities lending	87,190	72,154
Separate account liabilities	2,638,901	2,659,520
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	13,236,667	13,069,400

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2021 and 2020; issued and outstanding 39,414 shares in 2021 and 39,306 shares in 2020)	394	393
Paid-in capital	8,138	-
Retained earnings	1,785,038	1,705,786
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	6,570	1,578
Net unrealized investment gains (losses) on available-for-sale securities	77,053	128,128
Total stockholders’ equity	1,877,193	1,835,885
Total liabilities and stockholders’ equity	$15,113,860	$14,905,285

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended March 31,
	2021	2020
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$762,227	$702,637
Ceded premiums	(395,973)	(386,825)
Net premiums	366,254	315,812
Commissions and fees	234,044	190,069
Investment income net of investment expenses	35,198	28,892
Interest expense on surplus note	(15,146)	(13,472)
Net investment income	20,052	15,420
Realized investment gains (losses)	1,766	(10,030)
Other, net	15,595	13,665
Total revenues	637,711	524,936

Benefits and expenses:
Benefits and claims	183,789	134,813
Amortization of deferred policy acquisition costs	66,105	70,311
Sales commissions	121,894	96,607
Insurance expenses	48,766	48,709
Insurance commissions	8,740	6,844
Interest expense	7,145	7,192
Other operating expenses	72,963	65,914
Total benefits and expenses	509,402	430,390
Income before income taxes	128,309	94,546
Income taxes	30,437	22,077
Net income	97,872	72,469

Earnings per share:
Basic earnings per share	$2.47	$1.75
Diluted earnings per share	$2.46	$1.75

Weighted-average shares used in computing earnings per share:
Basic	39,456	41,131
Diluted	39,581	41,239

Supplemental disclosures:
Total impairment losses	$(154)	$(3,701)
Other net realized investment gains (losses)	496	343
Net gains (losses) recognized on equity securities	1,424	(6,672)
Net realized investment gains (losses)	$1,766	$(10,030)

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended March 31,
	2021	2020
	(In thousands)
Net income	$97,872	$72,469
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	(64,890)	(86,887)
Reclassification adjustment for realized investment (gains) losses included in net income	(468)	3,410
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	4,992	(29,011)
Total other comprehensive income (loss) before income taxes	(60,366)	(112,488)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(14,283)	(17,596)
Other comprehensive income (loss), net of income taxes	(46,083)	(94,892)
Total comprehensive income (loss)	$51,789	$(22,423)

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended March 31,
	2021	2020
	(In thousands)
Common stock:
Balance, beginning of period	$393	$412
Repurchases of common stock	-	(9)
Net issuance of common stock	1	2
Balance, end of period	394	405

Paid-in capital:
Balance, beginning of period	-	-
Share-based compensation	14,105	13,492
Net issuance of common stock	(1)	(2)
Repurchases of common stock	(5,966)	(13,490)
Balance, end of period	8,138	-

Retained earnings:
Balance, beginning of period	1,705,786	1,593,281
Cumulative effect from the adoption of new accounting standards, net	-	(1,240)
Net income	97,872	72,469
Dividends	(18,620)	(16,530)
Repurchases of common stock	-	(82,177)
Balance, end of period	1,785,038	1,565,803

Accumulated other comprehensive income:
Balance, beginning of period	129,706	58,798
Change in foreign currency translation adjustment, net of income taxes	4,992	(29,011)
Change in net unrealized investment gains during the period, net of income taxes	(51,075)	(65,881)
Balance, end of period	83,623	(36,094)
Total stockholders’ equity	$1,877,193	$1,530,114

Dividends declared per share	$0.47	$0.40

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three months ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$97,872	$72,469
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	122,881	63,975
Deferral of policy acquisition costs	(142,297)	(112,160)
Amortization of deferred policy acquisition costs	66,105	70,311
Change in income taxes	25,497	15,481
Realized investment (gains) losses	(1,766)	10,030
Accretion and amortization of investments	1,112	489
Depreciation and amortization	5,408	3,940
Change in reinsurance recoverables	(67,301)	8,306
Change in agent balances, due premiums and other receivables	(3,725)	274
Trading securities sold, matured, or called (acquired), net	(18,923)	(2,024)
Share-based compensation	11,653	11,161
Change in other operating assets and liabilities, net	22,942	(10,730)
Net cash provided by (used in) operating activities	119,458	131,522

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	10,810	25,392
Fixed-maturity securities — matured or called	94,576	116,525
Available-for-sale investments acquired:
Fixed-maturity securities	(247,253)	(132,681)
Short-term investments	(50,902)	-
Equity securities — acquired	(291)	(59)
Purchases of property and equipment and other investing activities, net	(10,182)	(9,921)
Cash collateral received (returned) on loaned securities, net	15,036	173
Sales (purchases) of short-term investments using securities lending collateral, net	(15,036)	(173)
Net cash provided by (used in) investing activities	(203,242)	(744)

Cash flows from financing activities:
Dividends paid	(18,620)	(16,530)
Common stock repurchased	-	(90,063)
Tax withholdings on share-based compensation	(5,966)	(5,614)
Finance leases	(66)	(67)
Net cash provided by (used in) financing activities	(24,652)	(112,274)
Effect of foreign exchange rate changes on cash	811	(2,295)
Change in cash and cash equivalents	(107,625)	16,209
Cash and cash equivalents, beginning of period	547,569	256,876
Cash and cash equivalents, end of period	$439,944	$273,085

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2021 and December 31, 2020, the statements of income, comprehensive income, and stockholders’ equity for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”).

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

Significant Accounting Policies. All significant accounting policies remain unchanged from the 2020 Annual Report unless otherwise described.

New Accounting Principles. In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  We adopted the amendments in Topic 740 as of the January 1, 2021, but concluded there was no impact on our unaudited condensed consolidated financial statements.

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality, disability, and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The guidance in ASU 2018-12 will be applied to the earliest period presented in the unaudited condensed consolidated financial statements beginning on the effective date, which is January 1, 2023. The adoption of ASU 2018-12 will have an impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls.  We are currently working on processes that will allow us to obtain the requisite data, modify our valuation system, and develop key assumptions that will be necessary to evaluate and implement this standard. As such, we are unable to determine the magnitude of the impact ASU 2018-12 will have on our consolidated financial statements at this time.

Recently-issued accounting guidance not discussed above is not applicable, is immaterial to our unaudited condensed consolidated financial statements, or did not or is not expected to have a material impact on our business.

(2) Segment and Geographical Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Revenues:
Term life insurance segment	$382,027	$327,746
Investment and savings products segment	223,422	185,032
Corporate and other distributed products segment	32,262	12,158
Total revenues	$637,711	$524,936

Net investment income:
Term life insurance segment	$8,253	$6,246
Investment and savings products segment	-	-
Corporate and other distributed products segment	11,799	9,174
Total net investment income	$20,052	$15,420

Amortization of DAC:
Term life insurance segment	$62,584	$65,840
Investment and savings products segment	3,275	4,305
Corporate and other distributed products segment	246	166
Total amortization of DAC	$66,105	$70,311

Non-cash share-based compensation expense:
Term life insurance segment	$1,988	$1,786
Investment and savings products segment	1,208	1,105
Corporate and other distributed products segment	8,457	8,270
Total non-cash share-based compensation expense	$11,653	$11,161

Income (loss) before income taxes:
Term life insurance segment	$88,236	$82,892
Investment and savings products segment	63,363	47,700
Corporate and other distributed products segment	(23,290)	(36,046)
Total income before income taxes	$128,309	$94,546

Total assets by segment were as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Assets:
Term life insurance segment	$7,135,875	$6,985,086
Investment and savings products segment (1)	2,758,276	2,769,445
Corporate and other distributed products segment	5,219,709	5,150,754
Total assets	$15,113,860	$14,905,285

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $119.4 million and $110.0 million as of March 31, 2021 and December 31, 2020, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets and condensed consolidated statements of income, were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Revenues by country:
United States	$538,944	$443,135
Canada	98,767	81,801
Total revenues	$637,711	$524,936
Income before income taxes by country:
United States	$102,782	$72,947
Canada	25,527	21,599
Total income before income taxes	$128,309	$94,546

	March 31, 2021	December 31, 2020
	(In thousands)
Long-lived assets by country:
United States	$50,212	$53,281
Canada	4,328	4,446
Total long-lived assets	$54,540	$57,727

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,756	$325	$(20)	$10,061
Foreign government	176,333	8,211	(2,267)	182,277
States and political subdivisions	161,227	5,746	(777)	166,196
Corporates	1,619,734	84,794	(12,329)	1,692,199
Residential mortgage-backed securities	247,497	9,190	(361)	256,326
Commercial mortgage-backed securities	140,293	4,616	(644)	144,265
Other asset-backed securities	85,341	1,805	(273)	86,873
Total fixed-maturity securities	2,440,181	114,687	(16,671)	2,538,197
Short-term investments	50,759	-	(1)	50,758
Total fixed-maturity securities and short-term investments	$2,490,940	$114,687	$(16,672)	$2,588,955

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,747	$400	$(3)	$10,144
Foreign government	169,967	13,324	(39)	183,252
States and political subdivisions	161,058	9,632	(1)	170,689
Corporates	1,506,549	124,164	(2,545)	1,628,168
Residential mortgage-backed securities	261,376	11,419	(54)	272,741
Commercial mortgage-backed securities	107,020	5,901	(56)	112,865
Other asset-backed securities	85,521	1,816	(585)	86,752
Total fixed-maturity securities	$2,301,238	$166,656	$(3,283)	$2,464,611

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of March 31, 2021 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$208,216	$211,314
Due after one year through five years	827,129	881,535
Due after five years through 10 years	649,926	671,415
Due after 10 years	281,779	286,469
	1,967,050	2,050,733
Mortgage- and asset-backed securities	473,131	487,464
Total AFS fixed-maturity securities	$2,440,181	$2,538,197

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	March 31, 2021		December 31, 2020
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$35,179	$35,046	$16,359	$16,300

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

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its unaudited condensed consolidated financial statements.

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of March 31, 2021, the LLC Note had an estimated unrealized holding gain of $154.2 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 12 (Debt) for more information on the Surplus Note.

As of March 31, 2021, no credit losses have been recognized on the LLC Note held-to-maturity security.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.6 million and $7.7 million as of March 31, 2021 and December 31, 2020, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $87.2 million and $72.2 million as of March 31, 2021 and December 31, 2020, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Fixed-maturity securities (available-for-sale)	$20,020	$20,784
Fixed-maturity security (held-to-maturity)	15,146	13,472
Equity securities	391	451
Policy loans and other invested assets	231	189
Cash and cash equivalents	119	843
Total return on deposit asset underlying 10% coinsurance agreement(1)	575	(4,549)
Gross investment income	36,482	31,190
Investment expenses	(1,284)	(2,298)
Investment income net of investment expenses	35,198	28,892
Interest expense on surplus note	(15,146)	(13,472)
Net investment income	$20,052	$15,420
(1)

Included $(0.8) million and $(6.4) million of net losses recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three months ended March 31, 2021 and 2020, respectively.

The components of net realized investment gains (losses) recognized in net income as well as details on gross realized investment gains and losses were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$765	$357
Gross losses from sales of available-for-sale securities	(143)	(66)
Credit losses on available-for-sale securities	(154)	(3,701)
Net gains (losses) recognized in net income during the period on equity securities	1,424	(6,672)
Gains (losses) from bifurcated options	(17)	52
Gains (losses) on trading securities	(109)	-
Net realized investment gains (losses)	$1,766	$(10,030)

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Proceeds from sales or other redemptions	$105,386	$141,917

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Net gains (losses) recognized in net income during the period on equity securities	$1,424	$(6,672)
Less: Net gains (losses) recognized on equity securities sold	-	-
Net gains (losses) recognized in net income on equity securities still held as of period-end	$1,424	$(6,672)

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

Credit Losses for Available-for-sale Securities. The following table summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2021, aggregated by major security type and length of time such securities have continuously been in an unrealized loss position:

	March 31, 2021
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,594	$(20)	$-	$-
Foreign government	27,174	(2,267)	-	-
States and political subdivisions	24,656	(777)	-	-
Corporates	306,273	(11,344)	28,946	(985)
Residential mortgage-backed securities	22,400	(304)	1,782	(57)
Commercial mortgage-backed securities	41,870	(641)	207	(3)
Other asset-backed securities	12,634	(120)	7,206	(153)
Total fixed-maturity securities	436,601	(15,473)	38,141	(1,198)
Short-term investments:
U.S. government and agencies	50,758	(1)	-	-
Total short-term investments	50,758	(1)	-	-
Total fixed-maturity securities and short-term investments	$487,359	$(15,474)	$38,141	$(1,198)

	December 31, 2020
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,619	$(3)	$-	$-
Foreign government	4,034	(39)	-	-
States and political subdivisions	449	(1)	-	-
Corporates	68,057	(1,628)	11,964	(917)
Residential mortgage-backed securities	1,672	(35)	862	(19)
Commercial mortgage-backed securities	10,200	(50)	2,168	(6)
Other asset-backed securities	11,988	(536)	3,150	(49)
Total fixed-maturity securities	$98,019	$(2,292)	$18,144	$(991)

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $542.2 million and $119.4 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, we did not recognize credit losses in the unaudited condensed consolidated statements of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments. For those that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them.

For the three months ended March 31, 2021 and 2020, we recorded $0.2 million and $3.7 million, respectively, for credit losses in the unaudited condensed consolidated statements of income on available-for-sale securities.  Of these credit losses, there were no adjustments made to the amortized costs basis for the three months ended March 31, 2021 and there were $3.7 million in adjustments made to the amortized cost basis for the three months ended March 31, 2020. Credit losses recognized for the three months ended March 31, 2020 were due to our intent to sell securities of specific issuers that operated in industry sectors that were considered distressed during the first quarter of 2020. We recognized credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on available-for-sale securities were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Allowance for credit losses, beginning of period	$-	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	154	37
Allowance for credit losses, end of period	$154	$37

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of March 31, 2021 and December 31, 2020. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

(4) Fair Value of Financial Instruments

Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Invested assets recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We classify and disclose all invested assets carried at fair value in one of the following three levels:

•

Level 1. Quoted prices for identical instruments in active markets. Level 1 consists of financial instruments whose value is based on quoted market prices in active markets, such as cash, cash equivalents in money market funds, exchange-traded common stocks and actively traded mutual fund investments;

•

Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate and yield curves, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: cash equivalents and short-term investments in treasury securities, certain public and private corporate fixed-maturity and equity securities; government or agency securities; and certain mortgage- and asset-backed securities; and

•

Level 3. Valuations derived from valuation techniques in which one or more significant inputs are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid mortgage- and asset-backed securities and equity securities.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,061	$-	$10,061
Foreign government	-	182,277	-	182,277
States and political subdivisions	-	166,196	-	166,196
Corporates	5,810	1,684,175	2,214	1,692,199
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	256,299	27	256,326
Commercial mortgage-backed securities	-	144,265	-	144,265
Other asset-backed securities	-	86,873	-	86,873
Total available-for-sale fixed-maturity securities	5,810	2,530,146	2,241	2,538,197
Short-term investments	-	50,758	-	50,758
Total available-for-sale securities	5,810	2,580,904	2,241	2,588,955
Equity securities	36,622	1,080	1,936	39,638
Trading securities	-	35,046	-	35,046
Cash and cash equivalents	439,944	-	-	439,944
Separate accounts	-	2,638,901	-	2,638,901
Total fair value assets	$482,376	$5,255,931	$4,177	$5,742,484
Fair value liabilities:
Separate accounts	$-	$2,638,901	$-	$2,638,901
Total fair value liabilities	$-	$2,638,901	$-	$2,638,901

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,144	$-	$10,144
Foreign government	-	183,252	-	183,252
States and political subdivisions	-	170,689	-	170,689
Corporates	6,074	1,622,094	-	1,628,168
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	272,714	27	272,741
Commercial mortgage-backed securities	-	112,865	-	112,865
Other asset-backed securities	-	86,752	-	86,752
Total available-for-sale securities	6,074	2,458,510	27	2,464,611
Equity securities	34,910	1,093	2,020	38,023
Trading securities	-	16,300	-	16,300
Cash and cash equivalents	285,074	262,495	-	547,569
Separate accounts	-	2,659,520	-	2,659,520
Total fair value assets	$326,058	$5,397,918	$2,047	$5,726,023
Fair value liabilities:
Separate accounts	$-	$2,659,520	$-	$2,659,520
Total fair value liabilities	$-	$2,659,520	$-	$2,659,520

In estimating fair value of our investments, we use third-party pricing services for 99% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly-traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating), liquidity and yield based on quality rating, average life and U.S. Treasury yields. All observable data inputs are corroborated by independent third-party data. We also corroborate pricing information provided by our third-party pricing service by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and/or independently developed pricing methodologies.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Level 3 assets, beginning of period	$2,047	$585
Net unrealized gains (losses) included in other comprehensive income	-	1
Realized gains (losses) and accretion (amortization) recognized in earnings	(84)	(25)
Purchases	-	-
Settlements	-	(175)
Transfers into Level 3	2,214	-
Transfers out of Level 3	-	-
Level 3 assets, end of period	$4,177	$386
(1)

Activities for investments that enter Level 3 in one quarter and exit Level 3 in another quarter within the same fiscal year are not eliminated until year-end when only the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three months ended March 31, 2021 and 2020.

The carrying values and estimated fair values of our financial instruments were as follows:

	March 31, 2021		December 31, 2020
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,538,197	$2,538,197	$2,464,611	$2,464,611
Fixed-maturity security (held-to-maturity) (3)	1,362,210	1,516,401	1,346,350	1,606,208
Short-term investments (available-for-sale)	50,758	50,758	-	-
Equity securities	39,638	39,638	38,023	38,023
Trading securities	35,046	35,046	16,300	16,300
Policy loans (3)	30,278	30,278	30,199	30,199
Deposit asset underlying 10% coinsurance agreement (3)	234,049	234,049	236,865	236,865
Separate accounts	2,638,901	2,638,901	2,659,520	2,659,520
Liabilities:
Notes payable (1) (2)	$374,511	$393,992	$374,415	$399,377
Surplus note (1) (3)	1,361,648	1,509,170	1,345,772	1,596,599
Separate accounts	2,638,901	2,638,901	2,659,520	2,659,520
(1)	Carrying value amounts shown are net of issuance costs.

(2)	Classified as a Level 2 fair value measurement.
(3)	Classified as a Level 3 fair value measurement.

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

Details on in-force life insurance were as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Direct life insurance in-force	$872,182,702	$861,392,223
Amounts ceded to other companies	(750,682,975)	(742,356,917)
Net life insurance in-force	$121,499,727	$119,035,306
Percentage of reinsured life insurance in-force	86%	86%

Benefits and claims ceded to reinsurers during the three months ended March 31, 2021 and 2020 were $552.6 million and $349.1 million, respectively.

Reinsurance recoverables as of March 31, 2021 and December 31, 2020 include ceded reserve balances, ceded claim liabilities, and ceded claims paid. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	March 31, 2021		December 31, 2020
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,687,103	N/R	$2,654,698	NR
SCOR Global Life Reinsurance Companies (3)	407,516	A+	395,804	A+
Munich Re of Malta (2) (5)	290,049	N/R	285,350	NR
Swiss Re Life & Health America Inc. (4)	247,324	A+	251,409	A+
American Health and Life Insurance Company (2)	163,221	B++	163,082	B++
Munich American Reassurance Company	140,007	A+	137,312	A+
RGA Reinsurance	131,639	A+	123,568	A
Korean Reinsurance Company	130,516	A	125,492	A+
Hannover Life Reassurance Company	46,565	A+	41,201	A+
TOA Reinsurance Company	39,625	A	34,212	A
All other reinsurers	69,281	-	68,920	-
Allowance for credit losses	(7,363)		(7,144)
Reinsurance recoverables	$4,345,483		$4,273,904

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
(2)

Reinsurance recoverables includes balances ceded under coinsurance transactions of term life insurance policies that were in-force as of December 31, 2009. Amounts shown are net of their share of the reinsurance recoverables from other reinsurers.  Arrangements with these reinsurers include collateral trust agreements held in support of reinsurance recoverables.

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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:
	Three months ended March 31,
	2021	2020
	(In thousands)
Balance, beginning of period	$7,144	$3,917
Current period provision for expected credit losses	219	1,625
Balance, at the end of period	$7,363	$5,542

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Policy claims and other benefits payable, beginning of period	$519,711	$339,954
Less reinsured policy claims and other benefits payable	545,857	388,797
Net balance, beginning of period	(26,146)	(48,843)
Incurred related to current year	73,626	53,828
Incurred related to prior years (1)	(1,534)	(5,045)
Total incurred	72,092	48,783
Claims paid related to current year, net of reinsured policy claims received	(194,270)	(123,305)
Reinsured policy claims received related to prior years, net of claims paid	36,508	59,269
Total paid	(157,762)	(64,036)
Foreign currency translation	87	(518)
Net balance, end of period	(111,729)	(64,614)
Add reinsured policy claims and other benefits payable	638,383	395,103
Balance, end of period	$526,654	$330,489
(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period-end and the actual incurred claims reported after period-end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity, adjusted for any current new trends and conditions, and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Common stock, beginning of period	$39,306	$41,207
Shares issued for stock options exercised	-	-
Shares of common stock issued upon lapse of restricted stock units (“RSUs”)	150	183
Common stock retired	(42)	(930)
Common stock, end of period	$39,414	$40,460

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of March 31, 2021, we had a total of 270,136 RSUs and 73,062 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares issued could be higher or lower based on actual versus targeted performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

On February 10, 2020, our Board of Directors authorized a share repurchase program (“Prior Share Repurchase Program”) for up to $300.0 million of our outstanding common stock for purchases through June 30, 2021.  On February 9, 2021, our Board of Directors authorized a new share repurchase program (“Share Repurchase Program”) for up to $300.0 million of our outstanding common stock (including $68.6 million remaining from the Prior Repurchase Program) for purchases through June 30, 2022. We are under no obligation to repurchase shares under the Share Repurchase Program. There were no repurchases during the quarter and as a result,

$300.0 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of March 31, 2021.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended March 31,
	2021	2020
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$97,872	$72,469
Income attributable to unvested participating securities	(417)	(310)
Net income used in calculating basic EPS	$97,455	$72,159
Denominator:
Weighted-average vested shares	39,456	41,131
Basic EPS	$2.47	$1.75

Diluted EPS:
Numerator:
Net income	$97,872	$72,469
Income attributable to unvested participating securities	(416)	(310)
Net income used in calculating diluted EPS	$97,456	$72,159
Denominator:
Weighted-average vested shares	39,456	41,131
Dilutive effect of incremental shares to be issued for contingently-issuable shares	125	108
Weighted-average shares used in calculating diluted EPS	39,581	41,239
Diluted EPS	$2.46	$1.75

(9) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“2010 OIP”), which expired in 2020 in accordance with its terms and under which no future awards will be made, and the Primerica, Inc. 2020 Omnibus Incentive Plan (the “2020 OIP”, and together with the 2010 OIP, the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards.  In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria.  Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who served on our Board of Directors, and sales force leaders.  For more information on equity awards granted under the OIP, see Note 14 (Share-Based Transactions) to our consolidated financial statements within our 2020 Annual Report.

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

The impacts of equity awards granted are as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Equity awards expense recognized	$11,653	$11,161
Equity awards expense deferred	2,449	2,359

On February 24, 2021, the Compensation Committee of our Board of Directors granted the following equity awards to employees as part of the annual approval of management incentive compensation:

•

73,705 RSUs awarded to management with a measurement-date fair value of $143.04 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

21,845 PSUs awarded under the 2020 OIP to our four top executives with a measurement-date fair value of $143.04 per unit. The PSUs will be earned on March 1, 2024 contingent upon the Company achieving a targeted annual average three-year return on adjusted equity (“ROAE”) and average EPS growth for the period from January 1, 2021 through December 31, 2023. The actual number of common shares that will be issued will vary based on the actual ROAE and average EPS growth relative to the targeted ROAE and average EPS growth and can range from zero to 32,767 shares.

All awards granted to employees on February 24, 2021 vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately be issued for a retirement eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE and average EPS growth, if applicable, for the relevant performance period ending on December 31, 2023, even if that employee retires prior to the completion of the three-year performance period.

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of March 31, 2021, the amount of the LOC outstanding was $190.1 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of March 31, 2021, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

Further discussion on the Company’s letter of credit is included in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2020 Annual Report.

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

(11) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$4,992	$(29,011)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$4,992	$(29,011)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(64,890)	$(86,887)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(14,185)	(18,312)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(50,705)	(68,575)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(468)	3,410
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(98)	716
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(370)	2,694
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(51,075)	$(65,881)

(12) Debt

Notes Payable. As of March 31, 2021, the Company had $375.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022. As of March 31, 2021, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended March 31, 2021.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2020 Annual Report.

Surplus Note. As of March 31, 2021, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.4 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 3 (Investments).

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of March 31, 2021, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default occurred under the Revolving Credit Facility during the three months ended March 31, 2021.

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

Further discussion on the Company’s revenues from contracts with customers and revenue recognition policies are included in Note 18 (Revenue from Contracts with Customers) to our consolidated financial statements within our 2020 Annual Report.

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$11,810	$10,168
Total segment revenues from contracts with customers	11,810	10,168
Revenues from sources other than contracts with customers	370,217	317,578
Total Term Life Insurance segment revenues	$382,027	$327,746

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$98,112	$80,891
Asset-based revenues	85,613	66,994
Account-based revenues	21,120	20,204
Other, net	2,949	2,542
Total segment revenues from contracts with customers	207,794	170,631
Revenues from sources other than contracts with customers (segregated funds)	15,628	14,401
Total Investment and Savings Products segment revenues	$223,422	$185,032

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$13,571	$7,579
Other, net	836	955
Total segment revenues from contracts with customers	14,407	8,534
Revenues from sources other than contracts with customers	17,855	3,624
Total Corporate and Other Distributed Products segment revenues	$32,262	$12,158
(1)

Commissions and fees included $1.1 million for the three months ended March 31, 2021 and 2020, attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

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

Activity in the contract asset account was as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Balance, beginning of period	$54,845	$51,701
Current period sales, net of collection of renewal commissions	859	(202)
Balance, at the end of period	$55,704	$51,499

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the three months ended March 31, 2021 and 2020.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(14) Subsequent Events

On April 18, 2021, the Company entered into an agreement (the “Purchase Agreement”) with Etelequote Limited, a company incorporated and existing under the laws of Bermuda (“Bermuda Parent”), whereby a newly-formed subsidiary of the Company, Primerica Newco, Inc. (“Acquisition Holdco”), will acquire 80% of the capital stock of Bermuda Parent’s operating subsidiaries (the “Acquired Companies”). These operating subsidiaries include e-TeleQuote Insurance, Inc. (“e-TeleQuote”), a Florida corporation that operates as a field marketing organization and licensed insurance agency appointed to sell Medicare health plan options in the United States and Puerto Rico.

Under the terms of the Purchase Agreement, Primerica will acquire 80% of e-TeleQuote representing a $600 million enterprise value and a $450 million implied equity value on an estimated $150 million in debt at closing. The total consideration to be provided by the Company at the closing of the transaction (the “Closing”) is expected to be (i) approximately $345 million in cash, subject to adjustment as specified in the Purchase Agreement, (ii) $15 million in an unsecured, subordinated note, guaranteed by the Company and issued by Acquisition Holdco to Bermuda Parent’s majority shareholder (the “Majority Shareholder Note”), (iii) common shares of Acquisition Holdco constituting 20% of the total issued and outstanding shares of capital stock of Acquisition Holdco, all of which will be issued to Bermuda Parent’s minority shareholders, primarily members of management of e-TeleQuote, and (iv) the replacement of Bermuda Parent’s existing debt with lower cost funding provided by Primerica. The Purchase Agreement also contemplates the potential for contingent consideration of up to $50 million to be paid to the selling shareholders in the form of earnout payments of up to $25 million in each of 2022 and 2023 based on Acquired Companies’ achievement of specified EBITDA targets as defined in the Purchase Agreement.

The Company expects to fund the transaction, which is expected to close in July 2021, with $370 million of cash on hand, a $125 million draw from the Revolving Credit Facility, and the $15 million Majority Shareholder Note. Under the terms of the Purchase Agreement, the Company will purchase the remaining 20% of Acquisition Holdco through call and put rights exercisable up to four years at formulaic prices calculated at a discount to e-TeleQuote’s publicly-traded peer company multiples.  As a result of the Purchase Agreement, the Company expects to suspend stock repurchases in 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2020 to March 31, 2021. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2020 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Term Life Insurance. We distribute the term life insurance products that we underwrite through our three issuing life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”), National Benefit Life Insurance Company (“NBLIC”), and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Policies remain in-force until the expiration of the coverage period or until the policyholder ceases to make premium payments. Our in-force term life insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. While premiums typically remain level during the initial term period, our claim obligations generally increase as our policyholders age. In addition, we incur significant upfront costs in acquiring new insurance business. Our deferral and amortization of policy acquisition costs and reserving methodology are designed to match the recognition of premium revenues with the timing of policy lapses and the payment of expected claims obligations.

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

Anticipated Acquisition. On April 18, 2021, the Company entered into an agreement (the “Purchase Agreement”) with Etelequote Limited, a company incorporated and existing under the laws of Bermuda (“Bermuda Parent”), whereby a newly-formed subsidiary of the Company, Primerica Newco, Inc. (“Acquisition Holdco”), will acquire 80% of the capital stock of Bermuda Parent’s operating subsidiaries (the “Acquired Companies”). These operating subsidiaries include e-TeleQuote Insurance, Inc. (“e-TeleQuote”), a Florida corporation that operates as a field marketing organization and licensed insurance agency appointed to sell Medicare health plan options in the United States and Puerto Rico.

Under the terms of the Purchase Agreement, Primerica will acquire 80% of e-TeleQuote representing a $600 million enterprise value and a $450 million implied equity value based on an estimated $150 million in net debt at closing.  The total consideration to be provided by the Company at the closing of the transaction (the “Closing”) is expected to be (i) approximately $345 million in cash, subject to adjustment as specified in the Purchase Agreement, (ii) $15 million in an unsecured, subordinated note, guaranteed by the Company and issued by Acquisition Holdco to Bermuda Parent’s majority shareholder (the “Majority Shareholder Note”), (iii) common shares of Acquisition Holdco constituting 20% of the total issued and outstanding shares of capital stock of Acquisition Holdco, all of which will be issued to Bermuda Parent’s minority shareholders, primarily members of management of e-TeleQuote, and (iv) the replacement of Bermuda Parent’s existing debt with lower cost funding provided by Primerica. The Purchase Agreement also contemplates the potential for contingent consideration of up to $50 million to be paid to the selling shareholders in the form of earnout payments of up to $25 million in each of 2022 and 2023 based on Acquired Companies’ achievement of specified EBITDA targets as defined in the Purchase Agreement.

The Company expects to fund the transaction, which is expected to close in July 2021, with $370 million of cash on hand, a $125 million draw from the Revolving Credit Facility, and the $15 million Majority Shareholder Note. Under the terms of the Purchase Agreement, the Company will purchase the remaining 20% of Acquisition Holdco through call and put rights exercisable up to four years at formulaic prices calculated at a discount to e-TeleQuote’s publicly-traded peer company multiples.  As a result of the Purchase Agreement, the Company expects to suspend stock repurchases in 2021.

Upon the closing, the Company expects to report the operations of e-TeleQuote as its own operating segment called Senior Health.

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

The ongoing novel coronavirus COVID-19 (“COVID-19”) pandemic has continued to impact our business in 2021, as discussed in more detail later in this section, the Results of Operations section, and the Financial Condition section.

The timing and severity of the COVID-19 pandemic remains uncertain. We believe that as vaccinations become more widely available, mortality experience and customer sentiment for our products may normalize. However, it remains difficult to predict the impact the COVID-19 pandemic will have on our business in future periods. We expect COVID-19 will continue to create uncertainty in the following business trends and conditions:

•	The ability of new recruits to obtain the requisite licenses to sell our products has been, and may continue to be limited, by the availability of licensing jurisdictions to administer exams.
•

We have experienced an increase in mortality expense due to premature deaths of our insureds caused by COVID-19 infections. We expect that as vaccines become more widely available, mortality will decline.  However, the ultimate mortality expense incurred in future periods due to COVID-19 is unknown. Any increase in mortality expense will be mitigated by reinsurance as we have ceded a significant majority of our mortality risk to reinsurers we believe to be creditworthy.

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

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended March 31,
	2021	2020
New recruits	94,633	84,762
New life-licensed sales representatives	10,833	10,599
Life-licensed sales representatives, at period end	132,030	130,095

New recruits increased during the three months ended March 31, 2021 compared to the same period in 2020 due to continued strong recruiting momentum experienced since the onset of the COVID-19 pandemic.  The number of new life-licensed sales representatives for the three months ended March 31, 2021 remained relatively consistent compared to the same period in 2020 despite the significant increase in recruiting due to challenges presented by the COVID-19 pandemic, including (i) social-distancing measures that placed capacity constraints on pre-licensing examination class size and class availability and (ii) a backlog created by examination centers being closed during periods throughout 2020. In response to this backlog, many states issued temporary licenses and offered remote testing options.  In addition, many states extended renewal dates to allow licensed representatives adequate time to complete the renewal process.

As of March 31, 2021, the Company had 132,030 independent life-licensed representatives compared to 130,095 as of March 31, 2020.  The number of independent life-licensed representatives as of March 31, 2021 included approximately 2,400 individuals with COVID-19 temporary licenses or extended renewal dates that will either not pursue the steps necessary to obtain a permanent license or not renew an expiring license.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended March 31,
	2021	2020
Average number of life-licensed sales representatives	132,875	130,106
Number of new policies issued	82,667	71,318
Average monthly rate of new policies issued per life-licensed sales representative	0.21	0.18

New policies issued during the three months ended March 31, 2021 increased compared to the same period in 2020 as a result of continued favorable public sentiment for protection products in response to the COVID-19 pandemic. The ability of life-licensed sales representatives to adapt to the use of virtual communication tools, combined with extensive point-of-sales technologies and existing products, allowed them to readily meet our clients’ needs. These factors drove productivity for the three months ended March 31, 2021 to the high end of our historical range. While current period sales of new policies were strong, a change in public sentiment that is less favorable to protection products following the pandemic could adversely impact sales in future periods.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2021	% of beginning balance	2020	% of beginning balance
	(Dollars in millions)
Face amount in-force, beginning of period	$858,818		$808,262
Net change in face amount:
Issued face amount	26,643	3%	23,221	3%
Terminations	(17,240)	(2)%	(18,294)	(2)%
Foreign currency	1,422	*	(8,676)	(1)%
Net change in face amount	10,825	1%	(3,749)	*
Face amount in-force, end of period	$869,643		$804,513
*	Less than 1%.

The face amount of term life policies in-force increased 1% for the three months ended March 31, 2021 as the level of face amount issued continued to exceed the face amount terminated. As a percentage of the beginning face amount in-force, issued face amount as well as terminated face amount during the three months ended March 31, 2021 remained consistent with the comparable 2020 period.  During the three months ended March 31, 2021, the effect of a stronger Canadian dollar in relation to the U.S dollar increased the translated face amount of existing policies in-force and increased the overall issued face amount.  Conversely, during the three months ended March 31, 2020, the strengthening of the U.S. dollar in relation to the Canadian dollar reduced the translated face amount in-force.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended March 31,		Change
	2021	2020	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$1,686	$1,202	$484	40%
Annuities and other	683	673	10	1%
Total sales-based revenue generating product sales	2,369	1,875	494	26%
Managed investments	330	246	84	34%
Segregated funds and other	155	125	30	24%
Total product sales	$2,854	$2,246	$608	27%
Average client asset values:
Retail mutual funds	$51,429	$40,643	$10,786	27%
Annuities and other	23,785	19,681	4,104	21%
Managed investments	5,295	3,905	1,390	36%
Segregated funds	2,622	2,366	256	11%
Total average client asset values	$83,131	$66,595	$16,536	25%

The rollforward of asset values in client accounts was as follows:

	Three months ended March 31,
	2021	% of beginning balance	2020	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$81,533		$70,537
Net change in asset values:
Inflows	2,854	4%	2,246	3%
Redemptions	(1,759)	(2)%	(1,704)	(2)%
Net flows	1,095	1%	542	*
Change in fair value, net	3,088	4%	(11,065)	(16)%
Foreign currency, net	172	*	(978)	(1)%
Net change in asset values	4,355	5%	(11,501)	(16)%
Asset values, end of period	$85,888		$59,036
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended March 31,		Change
	2021	2020	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,115	2,031	84	4%
Recordkeeping only	714	658	56	9%
Total average number of fee- generating positions	2,829	2,689	140	5%
(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Three Months Ended March 31, 2021

Product sales. Investment and savings products sales increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 led by higher sales of retail mutual funds and managed investments.  This increase is mainly due to strong equity market conditions and market confidence among investors.

Average client asset values. Average client asset values increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  During the three months ended March 31, 2020, we experienced a significant decline in client asset values primarily due to market reaction and economic uncertainty associated with the onset of the COVID-19 pandemic. After the initial decline, equity markets recovered and expanded to all-time highs, which led to higher average client assets for the three months ended March 31, 2021. Also contributing to the increase were higher inflows and lower redemption activity which have been experienced in the periods subsequent to March 31, 2020.

Rollforward of client asset values. Ending client asset values increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to overall market appreciation experienced throughout the latter half of 2020, which continued to date in 2021, compared to market lows experienced as of March 31, 2020 due to the uncertainty surrounding the COVID-19 pandemic.  Also contributing to the increase were higher inflows and lower redemption activity during the periods subsequent to March 31, 2020.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Other business trends and conditions.

Standards of care. The SEC’s regulation Best Interest (“Reg BI”), which establishes a “best interest” standard of conduct and imposes certain disclosure requirements, went into effect on June 30, 2020.  While we acknowledge its higher standards of care and enhanced obligations increase regulatory and litigation risk, Reg BI has not caused significant disruption to our business to date.  In addition, on December 15, 2020, the Department of Labor (“DOL”) published an interpretation of, and class exemption regarding, the rules governing fiduciary investment advice with respect to Individual Retirement Accounts (“IRAs”) and other retirement accounts (the “DOL Rule”).  The effective date of the DOL Rule was February 16, 2021 and the DOL extended its non-enforcement policy through December 20, 2021.  The DOL Rule in its current form imposes a higher standard of care and enhanced obligations that increase regulatory and litigation risk to our business. The interpretation and enforcement of Reg BI and the DOL Rule by the SEC and the DOL, respectively, remain uncertain and could have the potential to disrupt our investment and savings products business in the U.S.

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

Worker classification standards. There has been a trend toward administrative and legislative activity around worker classification.  In 2019, for example, California enacted Assembly Bill 5 (“AB 5”), which makes it more difficult to classify a worker as an independent contractor. Our business lines are exempted from AB 5.  In 2020, the Department of Labor commenced a rulemaking to clarify the classification standard under the Fair Labor Standards Act.  That process resulted in a final rule which since has been withdrawn by the new administration.  The House of Representatives has passed the Protecting the Right to Organize Act (“PRO Act”), which includes a new worker classification test under the National Labor Relations Act.  Other federal and state legislative and regulatory proposals regarding worker classification also are under consideration.  While none of these proposals have advanced into law, it is difficult to predict what the ultimate outcome of this activity may be. Changes to worker classification laws could impact our business as our sales representatives are independent contractors.

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

Sales and policies in-force. Sales of term policies and the size and characteristics of our in-force book of policies are vital to our results over the long term. Premium revenue is recognized as it is earned over the term of the policy, and eligible acquisition expenses are deferred and amortized ratably with the level premiums of the underlying policies. However, because we incur significant cash outflows at or about the time policies are issued, including the payment of sales commissions and underwriting costs, changes in life insurance sales volume in a period will have a more immediate impact on our cash flows than on revenue and expense recognition in that period.

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

The effect of our reinsurance arrangements on ceded premiums and benefits and expenses on our statements of income follows:

•

Ceded premiums. Ceded premiums are the premiums we pay to reinsurers. These amounts are deducted from the direct premiums we earn to calculate our net premium revenues. Similar to direct premium revenues, ceded coinsurance premiums remain level over the initial term of the insurance policy. Ceded YRT premiums increase over the period that the policy has been in-force. Accordingly, ceded YRT premiums generally constitute an increasing percentage of direct premiums over the policy term.

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

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our consolidated financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk included in our 2020 Annual Report and Note 2 (Segment and Geographical Information) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2020 Annual Report. The most significant items on our unaudited condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Accounting Policy Changes.

During the three months ended March 31, 2021, there were no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2020 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2021	2020	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$762,227	$702,637	$59,590	8%
Ceded premiums	(395,973)	(386,825)	9,148	2%
Net premiums	366,254	315,812	50,442	16%
Commissions and fees	234,044	190,069	43,975	23%
Investment income net of investment expenses	35,198	28,892	6,306	22%
Interest expense on surplus note	(15,146)	(13,472)	1,674	12%
Net investment income	20,052	15,420	4,632	30%
Realized investment gains (losses)	1,766	(10,030)	11,796	*
Other, net	15,595	13,665	1,930	14%
Total revenues	637,711	524,936	112,775	21%

Benefits and expenses:
Benefits and claims	183,789	134,813	48,976	36%
Amortization of DAC	66,105	70,311	(4,206)	(6)%
Sales commissions	121,894	96,607	25,287	26%
Insurance expenses	48,766	48,709	57	*
Insurance commissions	8,740	6,844	1,896	28%
Interest expense	7,145	7,192	(47)	(1)%
Other operating expenses	72,963	65,914	7,049	11%
Total benefits and expenses	509,402	430,390	79,012	18%
Income before income taxes	128,309	94,546	33,763	36%
Income taxes	30,437	22,077	8,360	38%
Net income	$97,872	$72,469	$25,403	35%
*	Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2021

Total revenues. Total revenues increased during the three months ended March 31, 2021 compared to the same period in 2020 driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions. Also contributing to the increase were strong sales of life insurance and significant positive persistency experienced across all policy durations as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic. Commissions and fees earned during the three months ended March 31, 2021 compared to the same period in 2020 increased in part due to growth in asset-based revenues, reflecting higher average client asset values driven by favorable market appreciation and continued positive net flows since the prior year period. Also contributing to the increase in commissions and fees were higher sales-based revenues driven by higher demand for mutual fund products.

Net investment income increased during the three months ended March 31, 2021 compared to the same period in 2020 largely due to the positive impact from a higher total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.  The $5.1 million higher total return on this deposit asset was due to a negative mark-to-market adjustment during the prior year period as fixed-maturity income security prices fell as a result of economic uncertainty associated with the COVID-19 pandemic. Also contributing to an increase in net investment income was a larger invested asset portfolio, which resulted in an increase in net investment income of $2.6 million, partially offset by lower yields on our invested portfolio of $2.2 million compared to the comparable 2020 period. Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements and included elsewhere in this report.

Realized investment gains (losses) increased to a gain during the three months ended March 31, 2021compared to a loss in the same period in 2020 primarily due to a $1.4 million positive mark-to-market adjustment on equity securities held within our investment portfolio during the three months ended March 31, 2021 compared to $6.7 million negative mark-to-market adjustment on equity securities held within our investment portfolio in the comparable 2020 period as a result of market reaction to the economic disruption caused by the onset of the COVID-19 pandemic. Also contributing to the realized investment loss in the quarter ended March 31, 2020 was the recognition of $3.7 million of credit losses for specific issuers that operated in distressed industry sectors that were particularly affected by the economic disruption caused by the onset of the COVID-19 pandemic during the three months ended March 31, 2020.

Other, net revenues increased during the three months ended March 31, 2021 compared to the same period in 2020 largely due to the increase in fees received for access to Primerica Online (“POL”), our primary sales force support tool.  The increase in these fees is consistent with subscriber growth, as the size of the independent sales force and number of new recruits continued to increase. Fees collected for POL subscriptions are allocated between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales representatives that are licensed to sell products in each respective segment. The increase in these fees was accompanied by higher spending reflected in insurance and other operating expenses to support and enhance POL.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the growth in benefits and claims as a result of higher mortality experience caused by the COVID-19 pandemic and growth in our in-force book of business, including the impact of positive persistency trends experienced in and since 2020. Positive persistency also led to a decrease in the amortization of DAC, which partially offset the increases in benefits and claims. Also contributing to the increase were higher sales commissions due to the increases in asset-based and sales-based revenues discussed above.

Income taxes. Our effective income tax rate for the three months ended March 31, 2021 was 23.7%, relatively consistent with 23.4% for the three months ended March 31, 2020.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2021	2020	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$756,514	$696,564	$59,950	9%
Ceded premiums	(394,550)	(385,232)	9,318	2%
Net premiums	361,964	311,332	50,632	16%
Allocated investment income	8,253	6,246	2,007	32%
Other, net	11,810	10,168	1,642	16%
Total revenues	382,027	327,746	54,281	17%
Benefits and expenses:
Benefits and claims	178,963	128,563	50,400	39%
Amortization of DAC	62,584	65,840	(3,256)	(5)%
Insurance expenses	47,375	47,165	210	*
Insurance commissions	4,869	3,286	1,583	48%
Total benefits and expenses	293,791	244,854	48,937	20%
Income before income taxes	$88,236	$82,892	$5,344	6%
*	Less than 1%.

Results for the Three Months Ended March 31, 2021

Net premiums. Direct premiums increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 largely due to strong sales of new policies in recent periods that contributed to growth in the in-force book of business.  Also contributing to the increase in direct premiums are high levels of persistency experienced during recent periods as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic.  This is partially offset by an increase in ceded premiums, which includes $19.5 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $10.2 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to an increase in the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as our Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims increased during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to higher mortality experience as a result of the COVID-19 pandemic as well as larger reserve increases due to favorable persistency trends. Total claims experience increased during the three months ended March 31, 2021 by approximately $21 million over historical trends, primarily driven by COVID-19 related claims.  Benefit reserve increases due to higher persistency were approximately $7 million for the three months ended March 31, 2021.

Amortization of DAC. The amortization of DAC decreased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to high levels of persistency experienced throughout all policy durations as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic.  This reduced the amortization of DAC by approximately $12 million for the three months ended March 31, 2021.

Insurance expenses. Insurance expenses increased slightly during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase in expenses of $4.0 million to support growth in the business and employee-related expenses.  This increase was partially offset by a decrease in expenses of $3.8 million as a result of event cancellations and a reduction in sales force-related expenses caused by the COVID-19 pandemic.

Insurance commissions. Insurance commissions increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of higher non-deferrable sales force promotional activities.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2021	2020	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$98,112	$80,891	$17,221	21%
Asset-based revenues	101,241	81,395	19,846	24%
Account-based revenues	21,120	20,204	916	5%
Other, net	2,949	2,542	407	16%
Total revenues	223,422	185,032	38,390	21%
Expenses:
Amortization of DAC	3,275	4,305	(1,030)	(24)%
Insurance commissions	3,572	3,201	371	12%
Sales commissions:
Sales-based	68,594	56,561	12,033	21%
Asset-based	46,866	36,323	10,543	29%
Other operating expenses	37,752	36,942	810	2%
Total expenses	160,059	137,332	22,727	17%
Income before income taxes	$63,363	$47,700	$15,663	33%

Results for the Three Months Ended March 31, 2021

Commissions and fees. Commissions and fees increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 in part due to growth in asset-based revenues reflecting higher average client asset values driven by market appreciation and continued higher net flows. Also contributing to the increase were higher sales-based revenues driven by higher demand for mutual fund products as markets approached all-time highs leading to market confidence among investors.

Amortization of DAC. Amortization of DAC decreased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to improved market performance of the funds underlying our Canadian segregated funds product in the first quarter of 2021.

Sales commissions. The increase in sales-based commissions for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was generally consistent with the increase in sales-based revenue.  When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was consistent with the increase in asset-based revenues excluding the Canadian segregated funds.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2021	2020	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$5,713	$6,073	$(360)	(6)%
Ceded premiums	(1,423)	(1,593)	(170)	(11)%
Net premiums	4,290	4,480	(190)	(4)%
Commissions and fees	13,571	7,579	5,992	79%
Investment income net of investment expenses	26,945	22,646	4,299	19%
Interest expense on surplus note	(15,146)	(13,472)	1,674	12%
Net investment income	11,799	9,174	2,625	29%
Realized investment gains (losses)	1,766	(10,030)	11,796	*
Other, net	836	955	(119)	(12)%
Total revenues	32,262	12,158	20,104	165%
Benefits and expenses:
Benefits and claims	4,826	6,250	(1,424)	(23)%
Amortization of DAC	246	166	80	48%
Insurance expenses	1,391	1,544	(153)	(10)%
Insurance commissions	299	357	(58)	(16)%
Sales commissions	6,434	3,723	2,711	73%
Interest expense	7,145	7,192	(47)	(1)%
Other operating expenses	35,211	28,972	6,239	22%
Total benefits and expenses	55,552	48,204	7,348	15%
Loss before income taxes	$(23,290)	$(36,046)	$(12,756)	(35)%
*	Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2021

Total revenues. Total revenues increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 largely due to the increase in realized investment gains (losses) as discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above.  Growth in commissions and fees, which was primarily the result of the continued expansion of our U.S. mortgage distribution business, also contributed to the increase in total revenues.  Closed mortgage loan volume of $262.3 million generated mortgage commission revenues of $5.0 million during the three months ended March 31, 2021 compared to closed mortgage loan volume of $12.9 million and mortgage commission revenues of $0.3 million during the three months ended March 31, 2020.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of higher operating expenses primarily due to employee and technology related expenses. Also contributing to the increase were $3.5 million in higher sales commissions and operating expenses driven by increased sales in our U.S. mortgage distribution business. These increases were partially offset by a decrease in benefits and claims as the three month period ended March 31, 2020 included the recognition of a $1.6 million allowance for ceded claims on a closed block of business that may not be collected from a reinsurer that was ordered into receivership.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of March 31, 2021, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates or credit spreads could result in significant losses, realized or unrealized, in the value of our invested asset portfolio. For example, from December 31, 2020 to March 31, 2021, market interest rates increased sharply, which translated to a reduction in the net unrealized gain on our available-for-sale securities portfolio from $163.3 million to $98.0 million.  Additionally, with respect to some of our investments, we are subject to prepayment and, therefore, reinvestment risk.

Details on asset mix (excluding our held-to-maturity security) were as follows:

	March 31, 2021	December 31, 2020
Average rating of our fixed-maturity portfolio	A-	A
Average duration of our fixed-maturity portfolio	4.7 years	4.7 years
Average book yield of our fixed-maturity portfolio	3.30%	3.44%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	March 31, 2021		December 31, 2020
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$411,644	17%	$433,763	19%
AA	301,291	12%	294,429	13%
A	569,388	23%	515,752	22%
BBB	1,089,736	44%	979,867	42%
Below investment grade	100,633	4%	90,947	4%
Not rated	2,535	*	2,780	*
Total	$2,475,227	100%	$2,317,538	100%
(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
*	Less than 1%.
The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	March 31, 2021
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$21,618	$21,066	$552	AAA
Province of Ontario Canada	19,564	19,703	(139)	A+
Province of Alberta Canada	14,351	14,212	139	AA-
Morgan Stanley	14,141	13,626	515	A+
Province of Quebec Canada	12,473	11,490	983	AA-
Enbridge Inc	12,049	11,685	364	BBB+
ConocoPhillips	12,043	11,055	988	A-
Province of New Brunswick Canada	11,872	11,778	94	A+
Province of Manitoba Canada	11,556	11,422	134	A+
Province of British Columbia Canada	11,068	10,711	357	AAA
Total – ten largest holdings	$140,735	$136,748	$3,987
Total – fixed-maturity securities	$2,573,243	$2,475,227
Percent of total fixed-maturity securities	5%	6%
(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of common shares outstanding. As of March 31, 2021, the Parent Company had cash and invested assets of $369.4 million.

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

Historically, cash flows generated by our businesses, primarily from our existing block of term life policies and our investment and savings products, have provided us with sufficient liquidity to meet our operating requirements. We have maintained strong cash flows despite the COVID-19 pandemic due to strong persistency and reinsurance on ceded mortality claims. We anticipate that cash flows from our businesses will continue to provide sufficient operating liquidity over the next 12 months.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2021	2020	$
	(In thousands)
Net cash provided by (used in) operating activities	$119,458	$131,522	$(12,064)
Net cash provided by (used in) investing activities	(203,242)	(744)	(202,498)
Net cash provided by (used in) financing activities	(24,652)	(112,274)	87,622
Effect of foreign exchange rate changes on cash	811	(2,295)	3,106
Change in cash and cash equivalents	$(107,625)	$16,209	$(123,834)

Operating Activities. Cash provided by operating activities decreased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the timing of cash payments received from reinsurers for ceded claims.  In 2021, there was an  increase in reinsurance recoverables for paid ceded claims due to high mortality experience as a result of the COVID-19 pandemic.  This decrease was partially offset by growth in direct premiums from higher sales of new policies and positive persistency trends in recent periods.

Investing Activities. Cash used in investing activities increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of higher purchases of investment securities.  The increase in purchases was due to an increase in interest rates in 2021 which provided investment opportunities for the Company.  During the 2020 period, we temporarily paused purchases of investment securities in order to preserve liquidity at the onset of the COVID-19 pandemic.

Financing Activities.  Cash used in financing activities decreased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as we paused share repurchases to accumulate funds in anticipation of reaching an agreement to acquire e-TeleQuote.

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

As of March 31, 2021, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of March 31, 2021, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a standardized reserving formula. Primerica Life adopted PBR as of January 1, 2018. The adoption of PBR facilitated extending the premium guarantees for Primerica Life for the entire initial term period for new sales. The PBR regulation will significantly reduce the statutory policy benefit reserve requirements, but will apply only for business issued after the effective date. As a result, we expect that the adoption of PBR will significantly reduce the need to engage in future redundant reserve financing transactions for business issued after the effective date. See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2020 Annual Report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022. We were in compliance with the covenants of the Senior Notes as of March 31, 2021. No events of default occurred during the three months ended March 31, 2021.

Rating Agencies. There have been no changes to Primerica, Inc.’s Senior Notes ratings or Primerica Life’s financial strength ratings since December 31, 2020.

Short-Term Borrowings. We had no short-term borrowings as of or during the three months ended March 31, 2021.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of March 31, 2021.

Credit Facility Agreement. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks that has a scheduled termination date of December 19, 2022. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to LIBOR or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available.  The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.125% to 1.625% per annum and for base rate loans ranging from 0.125% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.125% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of March 31, 2021, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default have occurred under the Revolving Credit Facility in the three months ended March 31, 2021.

Contractual Obligations Update. There have been no material changes in contractual obligations from those disclosed in the 2020 Annual Report.

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

•	there are a number of laws and regulations that could apply to our distribution model, which could require us to modify our distribution structure;
•	there may be adverse tax, legal or financial consequences if the independent contractor status of sales representatives is overturned;
•	the Company’s or the independent sales representatives’ violation of, or non-compliance with, laws and regulations and related claims and proceedings could expose us to material liabilities;
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

•	the Company’s or the securities-licensed sales representatives’ violations of, or non-compliance with, laws and regulations could expose us to material liabilities;
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

•	non-compliance with applicable regulations could lead to revocation of our subsidiary’s status as a non-bank custodian;
•	licensing requirements will impact the size of the mortgage loan sales force;
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
•

any acquisition, of or investment in, businesses that we may undertake that does not close as anticipated, perform as we expect, or that is difficult for us to integrate could materially adversely impact our business, financial condition and results of operations; and

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposures to market risk since December 31, 2020. For details on the Company’s interest rate, foreign currency exchange, and credit risks, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2020 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

The Risk Factors contained in our 2020 Annual Report are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2021, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2021	-	$-	-	$68,605,883
February 1 - 28, 2021	-	-	-	300,000,000
March 1 - 31, 2021	42,226	141.23	-	300,000,000
Total	42,226	141.23	-	300,000,000

(1)	Consists of repurchases of 42,226 shares at an average price of $141.23 arising from share-based compensation tax withholdings.
(2)

On February 9, 2021, our Board of Directors authorized a share repurchasing program, which was announced on February 10, 2021, for up to $300.0 million of our outstanding common stock (including $68.5 million remaining from the prior repurchase program) for purchases through June 30, 2022.  As a result, no further repurchases will occur under the prior repurchase program.

For information regarding year-to-date share repurchases, refer to Note 7 (Stockholders’ Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Exhibit Number	Description	Reference
2.1	Share Purchase Agreement, dated as April 18, 2021, by and among the Registrant, Primerica Newco, Inc., e-TeleQuote Limited, the Selling Shareholders, and Fortis Advisors, LLC.	Incorporated by reference to Exhibit 2.1 to Primerica's Current Report on Form 8-K filed April 19, 2021 (Commission File No.001-34680).
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
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

Primerica, Inc.

May 6, 2021	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)