Form 10-Q
period 2021-06-30
Primerica, Inc.
filed 2021-08-06
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 39,469,869 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2021	December 31, 2020
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,391,257 in 2021 and $2,301,238 in 2020)	$2,514,585	$2,464,611
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,572,889 in 2021 and $1,606,208 in 2020)	1,368,740	1,346,350
Short-term investments available-for-sale, at fair value (amortized cost: $40,327 in 2021 and $0 in 2020)	40,325	-
Equity securities, at fair value (historical cost: $31,900 in 2021 and $32,031 in 2020)	39,377	38,023
Trading securities, at fair value (cost: $33,788 in 2021 and $16,359 in 2020)	33,498	16,300
Policy loans	29,449	30,199
Total investments	4,025,974	3,895,483
Cash and cash equivalents	774,591	547,569
Accrued investment income	18,698	17,618
Reinsurance recoverables	4,239,510	4,273,904
Deferred policy acquisition costs, net	2,808,347	2,629,644
Agent balances, due premiums and other receivables	273,493	259,448
Intangible assets	45,275	45,275
Income taxes	75,069	73,290
Operating lease right-of-use assets	44,037	46,567
Other assets	469,050	456,967
Separate account assets	2,745,827	2,659,520
Total assets	$15,519,871	$14,905,285

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,984,272	$6,790,557
Unearned and advance premiums	20,229	17,136
Policy claims and other benefits payable	471,290	519,711
Other policyholders’ funds	485,855	447,765
Notes payable - Long term	374,606	374,415
Other debt obligations - Long term	125,000	-
Surplus note	1,368,194	1,345,772
Income taxes	204,197	223,496
Operating lease liabilities	50,194	52,806
Other liabilities	590,831	566,068
Payable under securities lending	80,613	72,154
Separate account liabilities	2,745,827	2,659,520
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	13,501,108	13,069,400

Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2021 and 2020; issued and outstanding 39,444 shares in 2021 and 39,306 shares in 2020)	394	393
Paid-in capital	12,880	-
Retained earnings	1,894,539	1,705,786
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	13,960	1,578
Net unrealized investment gains (losses) on available-for-sale securities	96,990	128,128
Total stockholders’ equity	2,018,763	1,835,885
Total liabilities and stockholders’ equity	$15,519,871	$14,905,285

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$780,299	$717,088	$1,542,526	$1,419,725
Ceded premiums	(413,850)	(402,549)	(809,822)	(789,374)
Net premiums	366,449	314,539	732,704	630,351
Commissions and fees	250,688	171,788	484,733	361,857
Investment income net of investment expenses	36,030	36,784	71,230	65,676
Interest expense on surplus note	(15,495)	(14,074)	(30,642)	(27,546)
Net investment income	20,535	22,710	40,588	38,130
Realized investment gains (losses)	701	1,742	2,467	(8,288)
Other, net	16,313	15,036	31,907	28,701
Total revenues	654,686	525,815	1,292,399	1,050,751

Benefits and expenses:
Benefits and claims	168,347	139,646	352,136	274,459
Amortization of deferred policy acquisition costs	54,286	53,177	120,390	123,488
Sales commissions	131,303	85,492	253,197	182,099
Insurance expenses	48,579	43,753	97,346	92,463
Insurance commissions	8,838	6,333	17,578	13,177
Interest expense	7,141	7,200	14,285	14,392
Other operating expenses	66,726	56,152	139,694	122,066
Total benefits and expenses	485,220	391,753	994,626	822,144
Income before income taxes	169,466	134,062	297,773	228,607
Income taxes	41,304	32,552	71,740	54,628
Net income	128,162	101,510	226,033	173,979

Earnings per share:
Basic earnings per share	$3.23	$2.52	$5.70	$4.26
Diluted earnings per share	$3.22	$2.51	$5.68	$4.25

Weighted-average shares used in computing earnings per share:
Basic	39,531	40,132	39,493	40,632
Diluted	39,653	40,246	39,616	40,743

Supplemental disclosures:
Total impairment losses	$(704)	$(545)	$(858)	$(4,246)
Other net realized investment gains (losses)	1,293	740	1,789	1,083
Net gains (losses) recognized on equity securities	112	1,547	1,536	(5,125)
Net realized investment gains (losses)	$701	$1,742	$2,467	$(8,288)

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$128,162	$101,510	$226,033	$173,979
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	26,018	121,164	(38,874)	34,275
Reclassification adjustment for realized investment (gains) losses included in net income	(705)	(231)	(1,173)	3,179
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	7,390	13,644	12,382	(15,367)
Total other comprehensive income (loss) before income taxes	32,703	134,577	(27,665)	22,087
Income tax expense (benefit) related to items of other comprehensive income (loss)	5,376	25,889	(8,909)	8,291
Other comprehensive income (loss), net of income taxes	27,327	108,688	(18,756)	13,796
Total comprehensive income (loss)	$155,489	$210,198	$207,277	$187,775

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Common stock:
Balance, beginning of period	$394	$405	$393	$412
Repurchases of common stock	-	(9)	-	(17)
Net issuance of common stock	-	1	1	2
Balance, end of period	394	397	394	397

Paid-in capital:
Balance, beginning of period	8,138	-	-	-
Share-based compensation	5,683	4,964	19,788	18,456
Net issuance of common stock	-	(1)	(1)	(2)
Repurchases of common stock	(941)	(4,963)	(6,907)	(18,454)
Balance, end of period	12,880	-	12,880	-

Retained earnings:
Balance, beginning of period	1,785,038	1,565,803	1,705,786	1,593,281
Cumulative effect from the adoption of new accounting standards, net	-	-	-	(1,240)
Net income	128,162	101,510	226,033	173,979
Dividends	(18,661)	(16,084)	(37,280)	(32,614)
Repurchases of common stock	-	(81,540)	-	(163,717)
Balance, end of period	1,894,539	1,569,689	1,894,539	1,569,689

Accumulated other comprehensive income:
Balance, beginning of period	83,623	(36,094)	129,706	58,798
Change in foreign currency translation adjustment, net of income taxes	7,390	13,644	12,382	(15,367)
Change in net unrealized investment gains during the period, net of income taxes	19,937	95,044	(31,138)	29,163
Balance, end of period	110,950	72,594	110,950	72,594
Total stockholders’ equity	$2,018,763	$1,642,680	$2,018,763	$1,642,680

Dividends declared per share	$0.47	$0.40	$0.94	$0.80

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six months ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$226,033	$173,979
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	170,843	255,528
Deferral of policy acquisition costs	(285,707)	(239,733)
Amortization of deferred policy acquisition costs	120,390	123,488
Change in income taxes	(3,366)	46,389
Realized investment (gains) losses	(2,467)	8,288
Accretion and amortization of investments	2,523	960
Depreciation and amortization	10,766	7,819
Change in reinsurance recoverables	43,474	(63,487)
Change in agent balances, due premiums and other receivables	(13,530)	(40,553)
Trading securities sold, matured, or called (acquired), net	(17,615)	20,716
Share-based compensation	14,192	13,518
Change in other operating assets and liabilities, net	9,257	9,513
Net cash provided by (used in) operating activities	274,793	316,425

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	95,812	58,262
Fixed-maturity securities — matured or called	208,270	217,568
Short-term investments — sold	10,089	-
Equity securities — sold	690	257
Available-for-sale investments acquired:
Fixed-maturity securities	(384,161)	(253,849)
Short-term investments	(50,902)	-
Equity securities — acquired	(764)	(132)
Purchases of property and equipment and other investing activities, net	(12,102)	(19,372)
Cash collateral received (returned) on loaned securities, net	8,459	1,250
Sales (purchases) of short-term investments using securities lending collateral, net	(8,459)	(1,250)
Net cash provided by (used in) investing activities	(133,068)	2,734

Cash flows from financing activities:
Dividends paid	(37,280)	(32,614)
Common stock repurchased	-	(176,576)
Proceeds from revolving credit facility	125,000	-
Tax withholdings on share-based compensation	(6,485)	(5,613)
Finance leases	(133)	(140)
Net cash provided by (used in) financing activities	81,102	(214,943)
Effect of foreign exchange rate changes on cash	4,195	(741)
Change in cash and cash equivalents	227,022	103,475
Cash and cash equivalents, beginning of period	547,569	256,876
Cash and cash equivalents, end of period	$774,591	$360,351

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2021 and December 31, 2020, the statements of income, comprehensive income, and stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Notable information included in profit or loss by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenues:
Term life insurance segment	$383,536	$328,233	$765,565	$655,979
Investment and savings products segment	238,012	164,181	461,434	349,213
Corporate and other distributed products segment	33,138	33,401	65,400	45,559
Total revenues	$654,686	$525,815	$1,292,399	$1,050,751

Net investment income:
Term life insurance segment	$8,751	$6,538	$17,004	$12,785
Investment and savings products segment	-	-	-	-
Corporate and other distributed products segment	11,784	16,172	23,584	25,345
Total net investment income	$20,535	$22,710	$40,588	$38,130

Amortization of DAC:
Term life insurance segment	$52,235	$52,730	$114,820	$118,571
Investment and savings products segment	1,786	100	5,061	4,405
Corporate and other distributed products segment	265	347	509	512
Total amortization of DAC	$54,286	$53,177	$120,390	$123,488

Non-cash share-based compensation expense:
Term life insurance segment	$744	$679	$2,733	$2,466
Investment and savings products segment	658	658	1,866	1,763
Corporate and other distributed products segment	1,137	1,020	9,593	9,289
Total non-cash share-based compensation expense	$2,539	$2,357	$14,192	$13,518

Income (loss) before income taxes:
Term life insurance segment	$116,776	$94,904	$205,012	$177,794
Investment and savings products segment	71,154	46,860	134,515	94,559
Corporate and other distributed products segment	(18,464)	(7,702)	(41,754)	(43,746)
Total income before income taxes	$169,466	$134,062	$297,773	$228,607

Total assets by segment were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Assets:
Term life insurance segment	$7,119,439	$6,985,086
Investment and savings products segment (1)	2,879,745	2,769,445
Corporate and other distributed products segment	5,520,687	5,150,754
Total assets	$15,519,871	$14,905,285

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $134.0 million and $110.0 million as of June 30, 2021 and December 31, 2020, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets and condensed consolidated statements of income, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenues by country:
United States	$554,516	$452,864	$1,093,462	$895,999
Canada	100,170	72,951	198,937	154,752
Total revenues	$654,686	$525,815	$1,292,399	$1,050,751
Income before income taxes by country:
United States	$139,498	$109,153	$242,277	$182,099
Canada	29,968	24,909	55,496	46,508
Total income before income taxes	$169,466	$134,062	$297,773	$228,607

	June 30, 2021	December 31, 2020
	(In thousands)
Long-lived assets by country:
United States	$60,482	$53,281
Canada	4,257	4,446
Total long-lived assets	$64,739	$57,727

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,745	$286	$(19)	$10,012
Foreign government	132,101	7,926	(454)	139,573
States and political subdivisions	156,071	8,112	(81)	164,102
Corporates	1,595,476	96,995	(4,517)	1,687,954
Residential mortgage-backed securities	244,658	7,832	(476)	252,014
Commercial mortgage-backed securities	150,520	5,812	(66)	156,266
Other asset-backed securities	102,686	2,118	(140)	104,664
Total fixed-maturity securities	2,391,257	129,081	(5,753)	2,514,585
Short-term investments	40,327	-	(2)	40,325
Total fixed-maturity securities and short-term investments	$2,431,584	$129,081	$(5,755)	$2,554,910

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,747	$400	$(3)	$10,144
Foreign government	169,967	13,324	(39)	183,252
States and political subdivisions	161,058	9,632	(1)	170,689
Corporates	1,506,549	124,164	(2,545)	1,628,168
Residential mortgage-backed securities	261,376	11,419	(54)	272,741
Commercial mortgage-backed securities	107,020	5,901	(56)	112,865
Other asset-backed securities	85,521	1,816	(585)	86,752
Total fixed-maturity securities	$2,301,238	$166,656	$(3,283)	$2,464,611

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of June 30, 2021 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$193,366	$196,393
Due after one year through five years	813,251	868,694
Due after five years through 10 years	632,788	666,528
Due after 10 years	253,988	270,026
	1,893,393	2,001,641
Mortgage- and asset-backed securities	497,864	512,944
Total AFS fixed-maturity securities	$2,391,257	$2,514,585

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	June 30, 2021		December 31, 2020
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$33,788	$33,498	$16,359	$16,300

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

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of June 30, 2021, the LLC Note had an estimated unrealized holding gain of $204.1 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 12 (Debt) for more information on the Surplus Note.

As of June 30, 2021, no credit losses have been recognized on the LLC Note held-to-maturity security.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.6 million and $7.7 million as of June 30, 2021 and December 31, 2020, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $80.6 million and $72.2 million as of June 30, 2021 and December 31, 2020, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Fixed-maturity securities (available-for-sale)	$20,155	$20,213	$40,175	$40,997
Fixed-maturity security (held-to-maturity)	15,495	14,074	30,642	27,546
Equity securities	411	461	803	912
Policy loans and other invested assets	98	541	329	730
Cash and cash equivalents	156	143	275	986
Total return on deposit asset underlying 10% coinsurance agreement(1)	1,068	3,653	1,643	(896)
Gross investment income	37,383	39,085	73,867	70,275
Investment expenses	(1,353)	(2,301)	(2,637)	(4,599)
Investment income net of investment expenses	36,030	36,784	71,230	65,676
Interest expense on surplus note	(15,495)	(14,074)	(30,642)	(27,546)
Net investment income	$20,535	$22,710	$40,588	$38,130
(1)

For the three and six months ended June 30, 2021, included $(0.2) million and $(1.0) million, respectively, of net losses recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.  For the three and six months ended June 30, 2020, included $2.3 million and $(4.1) million, respectively, of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.

The components of net realized investment gains (losses) recognized in net income as well as details on gross realized investment gains and losses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$3,213	$827	$3,978	$1,183
Gross losses from sales of available-for-sale securities	(1,804)	(51)	(1,947)	(116)
Credit losses on available-for-sale securities	(704)	(545)	(858)	(4,246)
Net gains (losses) recognized in net income during the period on equity securities	112	1,547	1,536	(5,125)
Gains (losses) from bifurcated options	(33)	(36)	(50)	16
Gains (losses) on trading securities	(83)	-	(192)	-
Net realized investment gains (losses)	$701	$1,742	$2,467	$(8,288)

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Proceeds from sales or other redemptions	$208,785	$133,913	$314,171	$275,830

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net gains (losses) recognized in net income during the period on equity securities	$112	$1,547	$1,536	$(5,125)
Less: Net gains (losses) recognized on equity securities sold	-	(191)	-	(191)
Net gains (losses) recognized in net income on equity securities still held as of period-end	$112	$1,738	$1,536	$(4,934)

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

Credit Losses for Available-for-sale Securities. The following table summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2021, aggregated by major security type and length of time such securities have continuously been in an unrealized loss position:

	June 30, 2021
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,587	$(19)	$-	$-
Foreign government	8,660	(454)	-	-
States and political subdivisions	9,747	(81)	-	-
Corporates	177,513	(4,299)	14,239	(218)
Residential mortgage-backed securities	46,207	(475)	441	(1)
Commercial mortgage-backed securities	10,419	(65)	129	(1)
Other asset-backed securities	12,569	(44)	4,512	(96)
Total fixed-maturity securities	266,702	(5,437)	19,321	(316)
Short-term investments:
U.S. government and agencies	40,325	(2)	-	-
Total short-term investments	40,325	(2)	-	-
Total fixed-maturity securities and short-term investments	$307,027	$(5,439)	$19,321	$(316)

	December 31, 2020
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,619	$(3)	$-	$-
Foreign government	4,034	(39)	-	-
States and political subdivisions	449	(1)	-	-
Corporates	68,057	(1,628)	11,964	(917)
Residential mortgage-backed securities	1,672	(35)	862	(19)
Commercial mortgage-backed securities	10,200	(50)	2,168	(6)
Other asset-backed securities	11,988	(536)	3,150	(49)
Total fixed-maturity securities	$98,019	$(2,292)	$18,144	$(991)

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $332.1 million and $119.4 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, we did not recognize credit losses in the unaudited condensed consolidated statements of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments. For those that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them.

For the three and six months ended June 30, 2021, we recorded a total of $0.7 million and $0.9 million, respectively, and for the three and six months ended June 30, 2020, we recorded a total of $0.5 million and $4.2 million, respectively, for credit losses in the unaudited condensed consolidated statements of income on available-for-sale securities. Of these credit losses, there were no adjustments made to the amortized cost basis for the three and six months ended June 30, 2021, and approximately $0.1 million and $3.8 million were recorded as an adjustment to amortized costs due to our intent to sell securities of specific issuers that operate in distressed industry sectors for the three and six months ended June 30, 2020, respectively.  We recognized credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Allowance for credit losses, beginning of period	$154	$37	$-	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	-	465	154	502
Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	704	(37)	704	(37)
Allowance for credit losses, end of period	$858	$465	$858	$465

Derivatives. We carry a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of June 30, 2021 and December 31, 2020. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,012	$-	$10,012
Foreign government	-	139,573	-	139,573
States and political subdivisions	-	164,102	-	164,102
Corporates	5,949	1,682,005	-	1,687,954
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	251,988	26	252,014
Commercial mortgage-backed securities	-	156,266	-	156,266
Other asset-backed securities	-	103,164	1,500	104,664
Total available-for-sale fixed-maturity securities	5,949	2,507,110	1,526	2,514,585
Short-term investments	-	40,325	-	40,325
Total available-for-sale securities	5,949	2,547,435	1,526	2,554,910
Equity securities	36,477	1,090	1,810	39,377
Trading securities	-	33,498	-	33,498
Cash and cash equivalents	774,591	-	-	774,591
Separate accounts	-	2,745,827	-	2,745,827
Total fair value assets	$817,017	$5,327,850	$3,336	$6,148,203
Fair value liabilities:
Separate accounts	$-	$2,745,827	$-	$2,745,827
Total fair value liabilities	$-	$2,745,827	$-	$2,745,827

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,144	$-	$10,144
Foreign government	-	183,252	-	183,252
States and political subdivisions	-	170,689	-	170,689
Corporates	6,074	1,622,094	-	1,628,168
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	272,714	27	272,741
Commercial mortgage-backed securities	-	112,865	-	112,865
Other asset-backed securities	-	86,752	-	86,752
Total available-for-sale securities	6,074	2,458,510	27	2,464,611
Equity securities	34,910	1,093	2,020	38,023
Trading securities	-	16,300	-	16,300
Cash and cash equivalents	285,074	262,495	-	547,569
Separate accounts	-	2,659,520	-	2,659,520
Total fair value assets	$326,058	$5,397,918	$2,047	$5,726,023
Fair value liabilities:
Separate accounts	$-	$2,659,520	$-	$2,659,520
Total fair value liabilities	$-	$2,659,520	$-	$2,659,520

In estimating fair value of our investments, we use third-party pricing services for 99% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly-traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating), liquidity and yield based on quality rating, average life and U.S. Treasury yields. All observable data inputs are corroborated by independent third-party data. We also corroborate pricing information provided by our third-party pricing service by performing a review of selected securities. Our review activities include: obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and/or independently developed pricing methodologies.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30, (1)
	2021	2020	2021	2020
	(In thousands)
Level 3 assets, beginning of period	$4,177	$386	$2,047	$585
Net unrealized gains (losses) included in other comprehensive income	-	1	-	2
Realized gains (losses) and accretion (amortization) recognized in earnings	(150)	17	(234)	(8)
Purchases	999	-	999	-
Settlements	(2,190)	(171)	(2,190)	(346)
Transfers into Level 3	500	5,035	2,714	5,035
Transfers out of Level 3	-	-	-	-
Level 3 assets, end of period	$3,336	$5,268	$3,336	$5,268
(1)

Activities for investments that enter Level 3 in one quarter and exit Level 3 in another quarter within the same fiscal year are not eliminated until year-end when only the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and six months ended June 30, 2021 and 2020.

The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2021		December 31, 2020
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,514,585	$2,514,585	$2,464,611	$2,464,611
Fixed-maturity security (held-to-maturity) (3)	1,368,740	1,572,889	1,346,350	1,606,208
Short-term investments (available-for-sale)	40,327	40,325	-	-
Equity securities	39,377	39,377	38,023	38,023
Trading securities	33,498	33,498	16,300	16,300
Policy loans (3)	29,449	29,449	30,199	30,199
Deposit asset underlying 10% coinsurance agreement (3)	232,293	232,293	236,865	236,865
Separate accounts	2,745,827	2,745,827	2,659,520	2,659,520
Liabilities:
Notes payable – Long term (1) (2)	$374,606	$390,953	$374,415	$399,377
Surplus note (1) (3)	1,368,194	1,564,889	1,345,772	1,596,599
Separate accounts	2,745,827	2,745,827	2,659,520	2,659,520
(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a Level 2 fair value measurement.
(3)	Classified as a Level 3 fair value measurement.

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

The carrying amounts for cash and cash equivalents, trade receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximate their fair values due to the short-term nature of these instruments. The carrying value for other debt obligations, which includes the Revolving Credit Facility (See Note 12 (Debt) for more information), also approximates fair value as the interest rate resets on a short-term basis. Consequently, such financial instruments are not included in the above table.

(5) Reinsurance

We use reinsurance extensively, which has a significant effect on our results of operations. Reinsurance arrangements do not relieve us of our primary obligation to the policyholder.

Details on in-force life insurance were as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Direct life insurance in-force	$889,011,464	$861,392,223
Amounts ceded to other companies	(764,548,453)	(742,356,917)
Net life insurance in-force	$124,463,011	$119,035,306
Percentage of reinsured life insurance in-force	86%	86%

Benefits and claims ceded to reinsurers during the three and six months ended June 30, 2021 were $435.3 million and  $987.9 million, respectively, compared to $460.5 million and $809.6 million, respectively, for the three and six months ended June 30, 2020.

Reinsurance recoverables as of June 30, 2021 and December 31, 2020 include ceded reserve balances, ceded claim liabilities, and ceded claims paid. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	June 30, 2021		December 31, 2020
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,611,761	NR	$2,654,698	NR
SCOR Global Life Reinsurance Companies (3)	404,565	A+	395,804	A+
Munich Re of Malta (2) (5)	290,112	NR	285,350	NR
Swiss Re Life & Health America Inc. (4)	244,460	A+	251,409	A+
American Health and Life Insurance Company (2)	160,857	B++	163,082	B++
Munich American Reassurance Company	132,738	A+	137,312	A+
RGA Reinsurance	128,458	A+	125,492	A+
Korean Reinsurance Company	119,992	A	123,568	A
Hannover Life Reassurance Company	44,339	A+	41,201	A+
TOA Reinsurance Company	40,541	A	34,212	A
All other reinsurers	69,341	-	68,920	-
Allowance for credit losses	(7,654)		(7,144)
Reinsurance recoverables	$4,239,510		$4,273,904

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$7,363	$5,542	$7,144	$3,917
Current period provision for expected credit losses	291	60	510	1,685
Balance, at the end of period	$7,654	$5,602	$7,654	$5,602

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Six months ended June 30,
	2021	2020
	(In thousands)
Policy claims and other benefits payable, beginning of period	$519,711	$339,954
Less reinsured policy claims and other benefits payable	545,857	388,797
Net balance, beginning of period	(26,146)	(48,843)
Incurred related to current year	137,285	113,647
Incurred related to prior years (1)	(813)	(4,464)
Total incurred	136,472	109,183
Claims paid related to current year, net of reinsured policy claims received	(213,880)	(181,280)
Reinsured policy claims received related to prior years, net of claims paid	32,882	60,043
Total paid	(180,998)	(121,237)
Foreign currency translation	210	(297)
Net balance, end of period	(70,462)	(61,194)
Add reinsured policy claims and other benefits payable	541,752	473,640
Balance, end of period	$471,290	$412,446
(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period-end and the actual incurred claims reported after period-end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity, adjusted for any current new trends and conditions, and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Six months ended June 30,
	2021	2020
	(In thousands)
Common stock, beginning of period	$39,306	$41,207
Shares issued for stock options exercised	10	-
Shares of common stock issued upon lapse of restricted stock units (“RSUs”)	176	239
Common stock retired	(48)	(1,779)
Common stock, end of period	$39,444	$39,667

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of June 30, 2021, we had a total of 278,282 RSUs and 73,062 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares issued could be higher or lower based on actual versus targeted performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

 On February 9, 2021, our Board of Directors authorized a share repurchase program (“Share Repurchase Program”) for up to $300.0 million of our outstanding common stock  for purchases through June 30, 2022. We are under no obligation to repurchase shares under the Share Repurchase Program. There were no repurchases during the quarter and, as a result, $300.0 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of June 30, 2021.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$128,162	$101,510	$226,033	$173,979
Income attributable to unvested participating securities	(525)	(437)	(945)	(747)
Net income used in calculating basic EPS	$127,637	$101,073	$225,088	$173,232
Denominator:
Weighted-average vested shares	39,531	40,132	39,493	40,632
Basic EPS	$3.23	$2.52	$5.70	$4.26

Diluted EPS:
Numerator:
Net income	$128,162	$101,510	$226,033	$173,979
Income attributable to unvested participating securities	(524)	(436)	(942)	(746)
Net income used in calculating diluted EPS	$127,638	$101,074	$225,091	$173,233
Denominator:
Weighted-average vested shares	39,531	40,132	39,493	40,632
Dilutive effect of incremental shares to be issued for contingently-issuable shares	122	114	123	111
Weighted-average shares used in calculating diluted EPS	39,653	40,246	39,616	40,743
Diluted EPS	$3.22	$2.51	$5.68	$4.25

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

The impacts of equity awards granted are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Equity awards expense recognized	$2,539	$2,357	$14,192	$13,518
Equity awards expense deferred	2,730	2,599	5,179	4,958

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

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of June 30, 2021, the amount of the LOC outstanding was $178.0 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of June 30, 2021, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(11) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$7,390	$13,644	$12,382	$(15,367)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$7,390	$13,644	$12,382	$(15,367)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$26,018	$121,164	$(38,874)	$34,275
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	5,524	25,937	(8,663)	7,623
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	20,494	95,227	(30,211)	26,652
			…
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(705)	(231)	(1,173)	3,179
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(148)	(48)	(246)	668
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(557)	(183)	(927)	2,511
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$19,937	$95,044	$(31,138)	$29,163

(12) Debt

Notes Payable. As of June 30, 2021, the Company had $375.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022. As of June 30, 2021, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three and six months ended June 30, 2021.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2020 Annual Report.

Surplus Note. As of June 30, 2021, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.3 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 3 (Investments).

Revolving Credit Facility. On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a LIBOR rate loan, or a base rate loan. LIBOR rate loans bear interest at a periodic rate equal to one-, three-, six-, or 12-month LIBOR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month LIBOR plus 1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. As of June 30, 2021, $125.0 million was drawn under the Revolving Credit Facility in anticipation of the acquisition of 80% of the operating subsidiaries of Etelequote Limited (see Note 14 (Subsequent Events)). As of June 30, 2021, we were in compliance with the covenants of the Revolving Credit Facility.  Furthermore, no events of default have occurred under the Revolving Credit Facility in the three and six months ended June 30, 2021.

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$12,313	$11,426	$24,125	$21,594
Total segment revenues from contracts with customers	12,313	11,426	24,125	21,594
Revenues from sources other than contracts with customers	371,223	316,807	741,440	634,385
Total Term Life Insurance segment revenues	$383,536	$328,233	$765,565	$655,979

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$104,716	$62,812	$202,828	$143,704
Asset-based revenues	92,288	64,666	177,901	131,659
Account-based revenues	21,848	20,478	42,968	40,682
Other, net	2,958	2,745	5,907	5,287
Total segment revenues from contracts with customers	221,810	150,701	429,604	321,332
Revenues from sources other than contracts with customers (segregated funds)	16,202	13,480	31,830	27,881
Total Investment and Savings Products segment revenues	$238,012	$164,181	$461,434	$349,213

Corporate and Other Distributed Products segment revenues:
Commissions and fees (1)	$15,634	$10,352	$29,206	$17,931
Other, net	1,042	865	1,875	1,820
Total segment revenues from contracts with customers	16,676	11,217	31,081	19,751
Revenues from sources other than contracts with customers	16,462	22,184	34,319	25,808
Total Corporate and Other Distributed Products segment revenues	$33,138	$33,401	$65,400	$45,559
(1)

Commissions and fees for the three and six months ended June 30, 2021 included $1.5 million and $2.6 million, respectively, and for the three and six months ended June 30, 2020 included $1.5 million and $2.6 million, respectively, attributable to performance obligations satisfied in a previous reporting period and represent the collection of variable consideration in the transaction price that had been previously constrained.

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

Activity in the contract asset account was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Balance, beginning of period	$55,704	$51,499	$54,845	$51,701
Current period sales, net of collection of renewal commissions	979	1,024	1,838	822
Balance, at the end of period	$56,683	$52,523	$56,683	$52,523

No significant estimate adjustments were made to the contract asset and no impairment losses were recognized on the contract asset during the three and six months ended June 30, 2021 and 2020.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(14) Subsequent Events

On July 1, 2021, the Company acquired an 80% interest, as described in the next paragraph, in the operating subsidiaries of Etelequote Limited (“Etelequote Bermuda”), including e-TeleQuote Insurance, Inc. (“e-TeleQuote”), a Florida corporation that is a senior health insurance distributor of Medicare-related insurance policies in all 50 states and Puerto Rico (the “Acquisition”).

The Company’s recently formed subsidiary, Primerica Health, Inc. (“Primerica Health”), purchased from the shareholders of Etelequote Bermuda (the “selling shareholders”) 100% of the issued and outstanding capital stock of e-TeleQuote and its subsidiaries for consideration of (i) approximately $350 million in cash, (ii) replacement of e-TeleQuote’s debt as of the closing date of $146 million with intercompany funding provided by the Parent Company, (iii) $15 million in an unsecured, subordinated note, guaranteed by the Parent Company and issued by Primerica Health to Etelequote Bermuda’s majority shareholder (the “Majority Shareholder Note”) and (iv) common shares of Primerica Health constituting 20% of the total issued and outstanding shares of capital stock of Primerica Health that were issued to Etelequote Bermuda’s minority shareholders, most of which include or are beneficially owned by e-TeleQuote’s management. Under the terms of the purchase agreement, the Parent Company will purchase the remaining 20% stake over a period of up to four years. The purchase agreement also contemplates the potential for contingent consideration of up to $50 million to be paid by the Parent Company to the selling shareholders in the form of earnout payments of up to $25 million in each of 2022 and 2023. The Parent Company funded the Acquisition using cash on hand, a draw on its Revolving Credit Facility, and the Majority Shareholder Note.

Because the Acquisition occurred subsequent to June 30, 2021, no results of operations for e-TeleQuote are included in our unaudited condensed consolidated statements of operations for the three or six months ended June 30, 2021. Given the short time period from the closing date to the issuance of the unaudited condensed consolidated financial statements, the initial accounting is not yet complete and therefore we are unable to disclose the amounts recognized for assets and liabilities acquired, fair value of the consideration transferred, or pro forma financial information combining both companies as of the earliest periods presented in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2020 to June 30, 2021. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2020 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Acquisition. On July 1, 2021, the Company acquired an 80% interest, as described in the next paragraph, in the operating subsidiaries of Etelequote Limited (“Etelequote Bermuda”), including e-TeleQuote Insurance, Inc. (“e-TeleQuote”), a Florida corporation that is a senior health insurance distributor of Medicare-related insurance policies in all 50 states and Puerto Rico (the “Acquisition”).

The Company’s recently formed subsidiary, Primerica Health, Inc. (“Primerica Health”), purchased from the shareholders of Etelequote Bermuda (the “selling shareholders”) 100% of the issued and outstanding capital stock of e-TeleQuote and its subsidiaries for consideration of  (i) approximately $350 million in cash, (ii) replacement of e-TeleQuote’s debt as of the closing date of $146 million with intercompany funding provided by the Parent Company, (iii) $15 million in an unsecured, subordinated note, guaranteed by the Parent Company and issued by Primerica Health to Etelequote Bermuda’s majority shareholder (the “Majority Shareholder

Note”) and (iv) common shares of Primerica Health constituting 20% of the total issued and outstanding shares of capital stock of Primerica Health that were issued to Etelequote Bermuda’s minority shareholders, most of which include or are beneficially owned by e-TeleQuote’s management. Under the terms of the purchase agreement, the Parent Company will purchase the remaining 20% stake over a period of up to four years. The purchase agreement also contemplates the potential for contingent consideration of up to $50 million to be paid by the Parent Company to the selling shareholders in the form of earnout payments of up to $25 million in each of 2022 and 2023. The Parent Company funded the Acquisition using cash on hand, a draw on its Revolving Credit Facility, and the Majority Shareholder Note.

Beginning in the third quarter of 2021, the Company will report the operating results of e-TeleQuote and its subsidiaries in its own operating segment called Senior Health.

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

The ongoing coronavirus COVID-19 (“COVID-19”) pandemic has continued to impact our business in 2021, as discussed in more detail later in this section, the Results of Operations section, and the Financial Condition section. We expect COVID-19 will continue to create uncertainty in the following business trends and conditions:

•

After nearly 18 months into the COVID-19 pandemic, businesses are repopulating their facilities and people are resuming their pre-pandemic activities. The focus on licensing by new recruits has been challenged as the reopening expands and people are resuming their social and travel activities. Meanwhile, most states are getting back to normal testing capacity and candidates have more flexibility to access pre-licensing classes with both in-person and remote options becoming available. However, the threat of mutations of COVID-19, including the Delta variant, continue to create uncertainty.  As a result, repopulation and other activities are likely to experience additional periods of slowdown.  The timing and extent of the impact these dynamics will have on licensing activity in future periods remains uncertain.

•

We have experienced an increase in mortality expense due to premature deaths of our insureds caused by COVID-19 infections. We expect that vaccinations will eventually cause our elevated mortality experience to normalize. However, with the emergence of variants and the reluctance of a portion of the population to be vaccinated, it remains difficult to predict the ultimate impact the COVID-19 pandemic will have on our business in future periods. Any increase in mortality expense will be mitigated by reinsurance as we have ceded a significant majority of our mortality risk to reinsurers we believe to be creditworthy.

•

To date, the impact of COVID-19 has led to historically high levels of persistency throughout all policy durations and increased policy sales as a result of strong public sentiment towards owning life insurance products. It is unknown how long these trends will continue and to what level persistency and policy sales will normalize as the current fear associated with the COVID-19 pandemic subsides.  Refer to the Factors Affecting Our Results section for more information about how persistency impacts our financial results.

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

Details on new recruits and life-licensed sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
New recruits	89,285	133,123	183,918	217,885
New life-licensed sales representatives	10,112	12,250	20,945	22,849

The size of the life-licensed independent sales force was as follows:

	June 30, 2021	June 30, 2020
Life-licensed sales representatives	132,041	134,157

The number of new recruits decreased during the three and six months ended June 30, 2021 compared to the same periods in 2020. The year-over-year comparisons were impacted by different recruiting incentives put in place during the periods to drive results. We also noted that the impact of the lockdown in 2020 at the onset of the COVID-19 pandemic benefited recruiting results in the 2020 periods as the sales force had a more captive focus on recruiting activities.

New life-licensed sales representatives decreased during the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily as people have prioritized the resumption of social and travel activities over pre-licensing and testing activities.

The Company had 132,041 independent life-licensed representatives as of June 30, 2021 compared to 134,157 as of June 30, 2020.  The number of independent life-licensed representatives as of June 30, 2021 included approximately 2,400 individuals with COVID-19 temporary licenses or extended renewal dates, the majority of which are not expected to remain as part of our sales force.  At June 30, 2020, approximately 7,800 individuals with COVID-19 temporary licenses or extended renewal dates were included in the life-licensed sales representatives total of 134,157, some of which ultimately did not take the steps necessary to obtain a permanent license or did not renew their license.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Average number of life-licensed sales representatives	131,975	131,562	132,481	130,939
Number of new policies issued	90,071	94,044	172,738	165,362
Average monthly rate of new policies issued per life-licensed sales representative	0.23	0.24	0.22	0.21

New policies issued during the three months ended June 30, 2021 decreased compared to the same period in 2020, but remain elevated compared to historical volumes.  New policies issued in 2020 were elevated as a result of a surge of new policies issued as the onset of the COVID-19 pandemic highlighted the need for protection products.  New policies issued during the six months ended June 30, 2021 increased compared to the same period in 2020 due to continued favorable public sentiment for protection products in response to the COVID-19 pandemic. The ability of life-licensed sales representatives to adapt to the use of virtual communication tools, combined with extensive point-of-sales technologies and existing products, allow them to readily meet our clients’ needs. These factors drove productivity higher than the historical range for the three months ended June 30, 2021 and to the high end of our historical range for the six months ended June 30, 2021. While current period sales of new policies remain relatively strong, a change in public sentiment that is less favorable to protection products following the pandemic could adversely impact sales in future periods.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2021	% of beginning balance	2020	% of beginning balance	2021	% of beginning balance	2020	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$869,643		$804,512		$858,818		$808,262
Net change in face amount:
Issued face amount	29,981	3%	27,754	3%	56,624	7%	50,975	6%
Terminations	(14,706)	(2)%	(14,315)	(2)%	(31,946)	(4)%	(32,609)	(4)%
Foreign currency	1,601	*	4,047	1%	3,023	*	(4,630)	(1)%
Net change in face amount	16,876	2%	17,486	2%	27,701	3%	13,736	2%
Face amount in force, end of period	$886,519		$821,998		$886,519		$821,998
*	Less than 1%.

The face amount of term life policies in-force increased 2% and 3%, respectively, for the three and six months ended June 30, 2021 as the level of face amount issued continued to exceed the face amount terminated. As a percentage of the beginning face amount in-force, issued face amount as well as terminated face amount during the three and six months ended June 30, 2021, respectively, remained consistent with the comparable 2020 periods and illustrate the strong demand for both buying and maintaining protection products. During the three and six months ended June 30, 2021 and the three months ended June 30, 2020, the effect of a stronger Canadian dollar in relation to the U.S. dollar increased the translated face amount of existing policies in-force and increased the overall issued face amount.  Conversely, during the six months ended June 30, 2020, the strengthening of the U.S. dollar in relation to the Canadian dollar reduced the translated face amount in-force.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$1,693	$924	$769	83%	$3,379	$2,126	$1,253	59%
Annuities and other	830	489	341	70%	1,513	1,162	351	30%
Total sales-based revenue generating product sales	2,523	1,413	1,110	79%	4,892	3,288	1,604	49%
Managed investments	382	200	182	91%	712	446	266	59%
Segregated funds and other	135	74	61	83%	290	199	91	46%
Total product sales	$3,040	$1,687	$1,353	80%	$5,894	$3,933	$1,961	50%
Average client asset values:
Retail mutual funds	$55,654	$39,159	$16,495	42%	$53,541	$39,901	$13,640	34%
Annuities and other	25,095	19,317	5,778	30%	24,440	19,499	4,941	25%
Managed investments	5,915	3,871	2,044	53%	5,605	3,888	1,717	44%
Segregated funds	2,713	2,291	422	18%	2,666	2,328	338	15%
Total average client asset values	$89,377	$64,638	$24,739	38%	$86,252	$65,616	$20,636	31%

The rollforward of asset values in client accounts was as follows:

	Three months ended June 30,				Six months ended June 30,
	2021	% of beginning balance	2020	% of beginning balance	2021	% of beginning balance	2020	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$85,888		$59,036		$81,533		$70,537
Net change in asset values:
Inflows	3,041	4%	1,687	3%	5,894	7%	3,933	6%
Redemptions	(1,827)	(2)%	(1,074)	(2)%	(3,585)	(4)%	(2,777)	(4)%
Net flows	1,214	1%	613	1%	2,309	3%	1,156	2%
Change in fair value, net	4,433	5%	8,171	14%	7,521	9%	(2,894)	(4)%
Foreign currency, net	200	*	404	1%	372	*	(575)	(1)%
Net change in asset values	5,847	7%	9,188	16%	10,202	13%	(2,313)	(3)%
Asset values, end of period	$91,735		$68,224		$91,735		$68,224
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	Positions	%	2021	2020	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,159	2,048	111	5%	2,137	2,039	98	5%
Recordkeeping only	741	671	70	10%	727	665	62	9%
Total average number of fee- generating positions	2,900	2,719	181	7%	2,864	2,704	160	6%
(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Three Months Ended June 30, 2021

Product sales. Investment and savings products sales increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 led by higher sales of retail mutual funds, variable annuities, and managed investments.  This increase is mainly due to the continued strength in equity market conditions that have fueled investor confidence and emphasis on the importance of saving for the future.

Average client asset values. Average client asset values increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to continued market appreciation between the periods and continued positive net flows. In addition, average client asset values in 2020 were negatively impacted by the initial market reaction to economic uncertainty associated with the onset of the COVID-19 pandemic.

Rollforward of client asset values. Ending client asset values increased for the three months ended June 30, 2021 compared to  the three months ended June 30, 2020, due to market appreciation and continued inflows from product sales, which outpaced redemptions. Strong market performance lifted client asset values during the 2021 periods but not to the extent it did in 2020 due to the significant recovery from the initial lows experienced at the onset of the COVID-19 pandemic.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Six Months Ended June 30, 2021

Product sales. Investment and savings products sales increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the same factors discussed above in the three-month comparison.

Average client asset values. Average client asset values increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the same factors discussed above in the three-month comparison.

Rollforward of client asset values. Ending client asset values increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to overall market appreciation experienced throughout the first half of 2021.  Comparatively, the impact of market performance caused a decrease in client asset values during the six months ended June 30, 2020 as the market did not fully recover from the initial reaction to the COVID-19 pandemic by the end of the prior year period.  Elevated net flows also contributed to the increase in client asset values during the six months ended June 30, 2021 versus the prior year period.

Average number of fee-generating positions. The average number of fee-generating positions increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the same factors discussed above in the three-month comparison.

Other business trends and conditions.

Standards of care. The SEC’s regulation Best Interest (“Reg BI”), which establishes a “best interest” standard of conduct and imposes certain disclosure requirements, went into effect on June 30, 2020.  Its higher standards of care and enhanced obligations increase regulatory and litigation risk. In addition, on December 15, 2020, the Department of Labor (“DOL”) published an interpretation of, and class exemption regarding, the rules governing fiduciary investment advice with respect to Individual Retirement Accounts (“IRAs”) and other retirement accounts (the “DOL Rule”). The effective date of the DOL Rule was February 16, 2021 and the DOL extended its non-enforcement policy through December 20, 2021. The DOL Rule imposes a higher standard of care and enhanced obligations that require sales process changes and increase regulatory and litigation risk to our business. The interpretation and enforcement of Reg BI and the DOL Rule by the SEC and the DOL, respectively, remain uncertain and could have the potential to disrupt our investment and savings products business in the U.S.

In addition to federal regulators, certain states have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to mitigate and disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such state laws or regulations could have on our business varies from state to state depending on the content of the legislation or regulation and how it would be applied by state regulators and interpreted by the courts, but such laws or regulations could disrupt our brokerage or advisory businesses in the relevant state. We cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

Worker classification standards. There has been a trend toward administrative and legislative activity around worker classification. In 2019, for example, California enacted Assembly Bill 5 (“AB 5”), which imposes a stricter test for the classification of workers as  independent contractors. Our business lines are exempted from AB 5. In 2020, the Department of Labor commenced a rulemaking to clarify the classification standard under the Fair Labor Standards Act. That process resulted in a final rule which since has been withdrawn by the new administration. The House of Representatives has passed the Protecting the Right to Organize Act (“PRO Act”), which includes a new worker classification test under the National Labor Relations Act. Other federal and state legislative and regulatory proposals regarding worker classification also are under consideration. While none of these proposals have advanced into law, they demonstrate increased legislative and administrative activity around worker classification. It is difficult to predict what the ultimate outcome of this activity may be. Changes to worker classification laws could impact our business as our sales representatives are independent contractors.

Restrictions on compensation models in Canada. The organization of provincial and territorial securities regulators (collectively referred to as the “Canadian Securities Administrators” or “CSA”) have published final rule amendments to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). The final amendments have an effective date of June 1, 2022. The CSA indicated that the prohibition of upfront sales commissions by fund companies will require firms to discontinue the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada. These rules will result in changes in compensation arrangements with both the fund companies that offer the mutual fund products we distribute and sales representatives. The deferred sales charge compensation model is permitted to be used until the effective date. We have not finalized the changes we will make in response to the DSC Ban. Therefore, we are unable to quantify the potential impact on our financial condition or results of operations.

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

Accounting Policy Changes.

During the three and six months ended June 30, 2021, there were no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2020 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$780,299	$717,088	$63,211	9%	$1,542,526	$1,419,725	$122,801	9%
Ceded premiums	(413,850)	(402,549)	11,301	3%	(809,822)	(789,374)	20,448	3%
Net premiums	366,449	314,539	51,910	17%	732,704	630,351	102,353	16%
Commissions and fees	250,688	171,788	78,900	46%	484,733	361,857	122,876	34%
Investment income net of investment expenses	36,030	36,784	(754)	(2)%	71,230	65,676	5,554	8%
Interest expense on surplus note	(15,495)	(14,074)	1,421	10%	(30,642)	(27,546)	3,096	11%
Net investment income	20,535	22,710	(2,175)	(10)%	40,588	38,130	2,458	6%
Realized investment gains (losses)	701	1,742	(1,041)	*	2,467	(8,288)	10,755	*
Other, net	16,313	15,036	1,277	8%	31,907	28,701	3,206	11%
Total revenues	654,686	525,815	128,871	25%	1,292,399	1,050,751	241,648	23%

Benefits and expenses:
Benefits and claims	168,347	139,646	28,701	21%	352,136	274,459	77,677	28%
Amortization of DAC	54,286	53,177	1,109	2%	120,390	123,488	(3,098)	(3)%
Sales commissions	131,303	85,492	45,811	54%	253,197	182,099	71,098	39%
Insurance expenses	48,579	43,753	4,826	11%	97,346	92,463	4,883	5%
Insurance commissions	8,838	6,333	2,505	40%	17,578	13,177	4,401	33%
Interest expense	7,141	7,200	(59)	(1)%	14,285	14,392	(107)	(1)%
Other operating expenses	66,726	56,152	10,574	19%	139,694	122,066	17,628	14%
Total benefits and expenses	485,220	391,753	93,467	24%	994,626	822,144	172,482	21%
Income before income taxes	169,466	134,062	35,404	26%	297,773	228,607	69,166	30%
Income taxes	41,304	32,552	8,752	27%	71,740	54,628	17,112	31%
Net income	$128,162	$101,510	$26,652	26%	$226,033	$173,979	$52,054	30%
*	Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2021

Total revenues. Total revenues increased during the three months ended June 30, 2021 compared to the same period in 2020 driven by higher commissions and fees earned in the Investment and Savings Products segment and growth in net premiums in the Term Life segment. Commissions and fees earned during the three months ended June 30, 2021 compared to the same period in 2020 increased in part due to higher sales-based revenues driven by strong demand for mutual fund and variable annuity products.  Also contributing to the increase in commissions and fees was growth in asset-based revenues, reflecting higher average client asset values driven by market appreciation and continued positive net flows since the prior year period. The increase in Term Life net premiums were also impacted by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as the layering effect of strong sales of life insurance and significant positive persistency trends experienced across all policy durations as a result of favorable public sentiment for protection products since the onset of the COVID-19 pandemic.

Net investment income decreased during the three months ended June 30, 2021 compared to the same period in 2020 due to a $1.9 million negative impact from lower yields on the invested asset portfolio and a lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.  The lower year-over-year total return of $2.6 million on this deposit asset was due to a positive mark-to-market return in the prior year period as fixed income prices recovered from the low levels seen at the end of the first quarter of 2020. These decreases were partially offset by a $3.5 million positive impact from growth in the invested asset portfolio. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Other, net revenues increased during the three months ended June 30, 2021 compared to the same period in 2020 largely due to the increase in fees received for access to Primerica Online (“POL”), our primary sales force support tool.  The increase in these fees is consistent with subscriber growth. Fees collected for POL subscriptions are allocated between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales representatives that are licensed to sell products in each segment. The increase in these fees was accompanied by higher spending reflected in insurance and other operating expenses to support and enhance POL.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 largely due to higher sales commissions as a result of the increases in sales-based and asset-based revenues discussed above. Also contributing to the increase were the growth in benefits and claims due to growth in our in-force book of business, including the impact of positive persistency trends experienced since March 2020. COVID-19 related claims in excess of historical trends declined during the three months ended June 30, 2021 versus the same period in 2020 while non-COVID-19 related claims in excess of historical trends increased year-over-year. Other operating expenses were also higher in the three months ended June 30, 2021 due to growth in the business and various initiatives to support business development.

Income taxes. Our effective income tax rate for the three months ended June 30, 2021 was 24.4%, consistent with 24.3% for the three months ended June 30, 2020.

Results for the Six Months Ended June 30, 2021

Total revenues. Net premiums and Commissions and fees increased during the six months ended June 30, 2021 compared to the same period in 2020 primarily due to the same factors discussed above in the three-month comparison.

Net investment income increased during the six months ended June 30, 2021 compared to the same period in 2020 largely due to the positive impact from a higher total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting.  The $2.5 million higher total return on this deposit asset was due to a negative mark-to-market adjustment during the prior year period as fixed-maturity income security prices fell as a result of the market’s reaction to economic uncertainty at the onset of the COVID-19 pandemic. Also contributing to an increase in net investment income was growth in the invested asset portfolio, which resulted in an increase in net investment income of $6.1 million, partially offset by lower yields on our invested asset portfolio of $4.1 million compared to the comparable 2020 period. Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements and included elsewhere in this report.

Realized investment gains (losses) increased to a gain during the six months ended June 30, 2021 compared to a loss in the same period in 2020 primarily due to a $1.5 million positive mark-to-market adjustment on equity securities held within our investment portfolio during the six months ended June 30, 2021 compared to $5.2 million negative mark-to-market adjustment on equity securities held within our investment portfolio in the comparable 2020 period as a result of market reaction to the economic disruption caused by the onset of the COVID-19 pandemic. Also contributing to the realized investment loss during the six months ended June 30, 2020 was the recognition of $3.8 million of credit losses for specific issuers that operated in distressed industry sectors that were particularly affected by the economic disruption caused by the onset of the COVID-19 pandemic. By comparison, during the six months ended June 30, 2021, only $0.9 million of credit losses were recognized.

Other, net revenues increased during the six months ended June 30, 2021 compared to the same period in 2020 largely due to the same factors discussed in the three-month comparison above.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the factors discussed above in the three-months comparison.  Also contributing to the increase were growth in benefits and claims as a result of higher mortality experience caused by the COVID-19 pandemic during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Income taxes. Our effective income tax rate for the six months ended June 30, 2021 was 24.1%, relatively consistent with 23.9% for the six months ended June 30, 2020.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$774,500	$711,188	$63,312	9%	$1,531,014	$1,407,751	$123,263	9%
Ceded premiums	(412,028)	(400,919)	11,109	3%	(806,578)	(786,151)	20,427	3%
Net premiums	362,472	310,269	52,203	17%	724,436	621,600	102,836	17%
Allocated investment income	8,751	6,538	2,213	34%	17,004	12,785	4,219	33%
Other, net	12,313	11,426	887	8%	24,125	21,594	2,531	12%
Total revenues	383,536	328,233	55,303	17%	765,565	655,979	109,586	17%
Benefits and expenses:
Benefits and claims	162,488	135,409	27,079	20%	341,452	263,973	77,479	29%
Amortization of DAC	52,235	52,730	(495)	(1)%	114,820	118,571	(3,751)	(3)%
Insurance expenses	47,252	42,306	4,946	12%	94,627	89,472	5,155	6%
Insurance commissions	4,785	2,884	1,901	66%	9,654	6,169	3,485	56%
Total benefits and expenses	266,760	233,329	33,431	14%	560,553	478,185	82,368	17%
Income before income taxes	$116,776	$94,904	$21,872	23%	$205,012	$177,794	$27,218	15%

Results for the Three Months Ended June 30, 2021

Net premiums. Direct premiums increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 largely due to continued strong sales of new policies in recent periods that contributed to growth in the in-force book of business.  Also contributing to the increase in direct premiums are high levels of persistency experienced during recent periods as a result of favorable public sentiment for protection products since the onset of the COVID-19 pandemic.  This is partially offset by an increase in ceded premiums, which includes $20.1 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $9.0 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to an increase in the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as our Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims increased during the three months ended June 30, 2021 compared to the same period in 2020 primarily due to growth in net premiums and increases to reserves due to favorable persistency trends. Total benefits and claims during the three months ended June 30, 2021 also includes approximately $9 million in claims in excess of historical trends, driven by $6 million of COVID-19 related claims and $3 million of other claims not identified as COVID-19. This compares with COVID-19 related claims of approximately $10 million in the second quarter 2020. Benefit reserve increases due to higher persistency were approximately $6 million for the three months ended June 30, 2021 compared to approximately $4 million for the same period in 2020.

Amortization of DAC. The amortization of DAC decreased slightly during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to high levels of persistency experienced for all policy durations as a result of favorable public sentiment for protection products since the onset of the COVID-19 pandemic. While we normally expect the amortization of DAC to increase as the business grows, this significant shift in persistency has slowed down the amortization on our existing book of business.  This reduced the amortization of DAC from pre-COVID-19 historical levels by approximately $14 million for the three months ended June 30, 2021 compared to approximately $8 million for the same period in 2020.

Insurance expenses. Insurance expenses increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to an increase in expenses to support growth in the business and employee-related expenses.

Insurance commissions. Insurance commissions increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as a result of higher non-deferrable sales force incentives.

Results for the Six Months Ended June 30, 2021

Net premiums. Direct premiums increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the same factors discussed in the three-month comparison. This is partially offset by an increase in ceded premiums, which includes $39.7 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $19.2 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the same factors discussed in the three-month comparison.

Benefits and claims. Benefits and claims increased during the six months ended June 30, 2021 compared to the same period in 2020 primarily due to higher mortality experience as a result of the COVID-19 pandemic as well as larger reserve increases due to favorable persistency trends and growth in net premiums. Total benefits and claims experience increased during the six months ended June 30, 2021 by approximately $30 million of claims in excess of historical trends, driven by $27 million of COVID-19 related claims and $3 million of other claims not identified as COVID-19, compared to approximately $10 million of excess claims due to COVID-19 in the same period in 2020. Benefit reserve increases due to higher persistency were approximately $13 million for the six months ended June 30, 2021 compared to approximately $4 million for the same period in 2020.

Amortization of DAC. The amortization of DAC decreased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as a result of the higher levels of persistency discussed in the three-month comparison. This reduced the amortization of DAC from pre-COVID-19 historical levels by approximately $26 million for the six months ended June 30, 2021 compared to approximately $11 million for the same period in 2020.

Insurance expenses. Insurance expenses increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in expenses of $8.5 million as a result of growth in the business and employee-related expenses.  This increase was partially offset by a decrease in expenses of $5.0 million as a result of event cancellations and a reduction in sales force-related expenses in 2021 caused by the COVID-19 pandemic.

Insurance commissions. Insurance commissions increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the same factors discussed in the three-month comparison above.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$104,716	$62,812	$41,904	67%	$202,828	$143,704	$59,124	41%
Asset-based revenues	108,490	78,146	30,344	39%	209,731	159,540	50,191	31%
Account-based revenues	21,848	20,478	1,370	7%	42,968	40,682	2,286	6%
Other, net	2,958	2,745	213	8%	5,907	5,287	620	12%
Total revenues	238,012	164,181	73,831	45%	461,434	349,213	112,221	32%
Expenses:
Amortization of DAC	1,786	100	1,686	1686%	5,061	4,405	656	15%
Insurance commissions	3,747	3,106	641	21%	7,319	6,307	1,012	16%
Sales commissions:
Sales-based	73,629	44,834	28,795	64%	142,224	101,395	40,829	40%
Asset-based	50,488	35,673	14,815	42%	97,355	71,996	25,359	35%
Other operating expenses	37,208	33,608	3,600	11%	74,960	70,551	4,409	6%
Total expenses	166,858	117,321	49,537	42%	326,919	254,654	72,265	28%
Income before income taxes	$71,154	$46,860	$24,294	52%	$134,515	$94,559	$39,956	42%

Results for the Three Months Ended June 30, 2021

Commissions and fees. Commissions and fees increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 in part due to higher sales-based revenues driven by robust demand for mutual fund and variable annuity investment products.  Comparatively, the 2020 period experienced lower sales-based revenues due to weakened demand for investment products caused by market volatility at the onset of the COVID-19 pandemic. Also contributing to the increase were growth in asset-based revenues reflecting higher average client asset values driven by market appreciation and continued higher net flows. The growth in account-based revenues is consistent with growth in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Amortization of DAC. Amortization of DAC increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the difference in the market performance of the funds underlying our Canadian segregated funds product in the second quarter of 2021 compared to the second quarter of 2020. The performance of these funds was stronger in 2020 as markets partially recovered from lows associated with the onset of the COVID-19 pandemic.

Sales commissions. The increase in sales-based and asset-based commissions for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 were generally consistent with the increase in sales-based and asset-based revenue.

Other operating expenses. Other operating expenses increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to growth in the business and employee-related expenses.

Results for the Six Months Ended June 30, 2021

Commissions and fees. Commissions and fees increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the same factors as described in the three-month comparison above.

Amortization of DAC. Amortization of DAC remained relatively consistent during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as the market performance of the funds underlying the Canadian segregated funds product were comparable between the two periods.

Sales commissions. The increase in sales-based and asset-based commissions for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 were in line with the increase in sales-based and asset-based commissions revenues.

Other operating expenses. Other operating expenses increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the same factors as described in the three-month comparison above.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$5,799	$5,900	$(101)	(2)%	$11,512	$11,974	$(462)	(4)%
Ceded premiums	(1,822)	(1,630)	192	12%	(3,244)	(3,223)	21	1%
Net premiums	3,977	4,270	(293)	(7)%	8,268	8,751	(483)	(6)%
Commissions and fees	15,634	10,352	5,282	51%	29,206	17,931	11,275	63%
Investment income net of investment expenses	27,279	30,246	(2,967)	(10)%	54,226	52,891	1,335	3%
Interest expense on surplus note	(15,495)	(14,074)	1,421	10%	(30,642)	(27,546)	3,096	11%
Net investment income	11,784	16,172	(4,388)	(27)%	23,584	25,345	(1,761)	(7)%
Realized investment gains (losses)	701	1,742	(1,041)	*	2,467	(8,288)	10,755	*
Other, net	1,042	865	177	20%	1,875	1,820	55	3%
Total revenues	33,138	33,401	(263)	(1)%	65,400	45,559	19,841	44%
Benefits and expenses:
Benefits and claims	5,859	4,237	1,622	38%	10,684	10,486	198	2%
Amortization of DAC	265	347	(82)	(24)%	509	512	(3)	*
Insurance expenses	1,327	1,447	(120)	(8)%	2,719	2,991	(272)	(9)%
Insurance commissions	306	343	(37)	(11)%	605	701	(96)	(14)%
Sales commissions	7,186	4,985	2,201	44%	13,618	8,708	4,910	56%
Interest expense	7,141	7,200	(59)	(1)%	14,285	14,392	(107)	(1)%
Other operating expenses	29,518	22,544	6,974	31%	64,734	51,515	13,219	26%
Total benefits and expenses	51,602	41,103	10,499	26%	107,154	89,305	17,849	20%
Loss before income taxes	$(18,464)	$(7,702)	$10,762	140%	$(41,754)	$(43,746)	$(1,992)	(5)%
*	Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2021

Total revenues. Total revenues decreased slightly during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 led by lower net investment income and realized investment gains. The decrease in net investment income was attributed to the items discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above as well as the impact of more net investment income being allocated to the Term Life Insurance segment. These decreases were partially offset by an increase in commissions and fees, which was primarily the result of the continued expansion of our U.S. mortgage distribution business.  Closed mortgage loan volume of $298.6 million generated mortgage commission revenues of $6.1 million during the three months ended June 30, 2021 compared to closed mortgage loan volume of $65.8 million and mortgage commission revenues of $1.3 million during the three months ended June 30, 2020.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as a result of higher other operating expenses primarily due to technology and employee-related expenses. Also contributing to the increase in other operating expenses were approximately $2.1 million in transaction-related expenses incurred in connection with the acquisition of e-TeleQuote. Sales commissions and other operating expenses were $3.1 million higher driven by increased sales in our U.S. mortgage distribution business. Benefits and claims increased $1.6 million during the three months ended June 30, 2021 as a result of the lower interest rate environment and increased persistency on a closed block of non-term life insurance business written by NBLIC.

Results for the Six Months Ended June 30, 2021

Total revenues. Total revenues increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 in large part due to growth in commissions and fees, which was primarily the result of the continued expansion of our U.S. mortgage distribution business. Closed mortgage loan volume of $560.9 million generated mortgage commission revenues of $11.0 million during the six months ended June 30, 2021 compared to closed mortgage loan volume of $78.7 million and mortgage commission revenues of $1.5 million during the six months ended June 30, 2020. Also contributing to the increase in total revenues were realized investment gains recognized in the 2021 period versus realized investment losses recognized in the 2020 period as discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above. These increases were partially offset by a decrease in net investment income during the six months ended June 30, 2021 versus the six months ended June 30, 2020, which is primarily attributable to the impact of more net investment income being allocated to the Term Life Insurance segment.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as a result of higher other operating expenses based on the factors discussed in the three-month comparison. Sales commissions and other operating expenses were $6.6 million higher driven by increased sales in our U.S. mortgage distribution business. Benefits and claims remained consistent as increased benefits and claims in 2021 on non-term life business written by NBLIC, as described in the three-month comparison, was offset by the year-over-year impact of recognition of a $1.6 million allowance in the 2020 period for ceded claims on a closed block of business that may not be collected from a reinsurer that was ordered into receivership.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of June 30, 2021, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	June 30, 2021	December 31, 2020
Average rating of our fixed-maturity portfolio	A-	A
Average duration of our fixed-maturity portfolio	4.8 years	4.7 years
Average book yield of our fixed-maturity portfolio	3.31%	3.44%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	June 30, 2021		December 31, 2020
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$399,729	16%	$433,763	19%
AA	281,776	12%	294,429	13%
A	536,265	22%	515,752	22%
BBB	1,103,390	46%	979,867	42%
Below investment grade	100,104	4%	90,947	4%
Not rated	3,491	*	2,780	*
Total	$2,424,755	100%	$2,317,538	100%
(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	June 30, 2021
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$16,105	$15,604	$501	AAA
ConocoPhillips	12,524	11,056	1,468	A-
Enbridge Inc	12,196	11,747	449	BBB+
Province of Quebec Canada	11,588	10,530	1,058	AA-
Morgan Stanley	11,582	11,071	511	A+
Province of British Columbia Canada	10,475	10,181	294	AAA
Capital One Financial Corp	10,337	9,886	451	BBB
Province of Alberta Canada	10,178	9,654	524	A
Wells Fargo & Co	9,466	9,172	294	A-
Province of Ontario Canada	9,158	8,714	444	A+
Total – ten largest holdings	$113,609	$107,615	$5,994
Total – fixed-maturity securities	$2,548,083	$2,424,755
Percent of total fixed-maturity securities	4%	4%
(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, repurchases of common shares outstanding, interest on notes payable and our Revolving Credit Facility, general operating expenses, and income taxes.  Additionally, over the next four years, use of funds at the Parent Company will include the purchase of the remaining 20% minority interest of e-TeleQuote. As of June 30, 2021, the Parent Company had cash and invested assets of $666.0 million, of which $496.3 million was utilized in the purchase of e-TeleQuote on July 1, 2021.

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

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-Tele-Quote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, as a growing business, net cash flows at e-TeleQuote are expected to be negative for several years, with the Parent Company providing working capital to e-TeleQuote via an intercompany loan agreement.

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

If necessary, we could seek to enhance our liquidity position or capital structure through sales of our available-for-sale investment portfolio, changes in the timing or amount of share repurchases, additional borrowings against our revolving credit facility, sales of common stock or debt instruments in the capital markets, or some combination of these sources. Additionally, we believe that cash flows from our businesses and potential sources of funding will sufficiently support our long-term liquidity needs.

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2021	2020	$
	(In thousands)
Net cash provided by (used in) operating activities	$274,793	$316,425	$(41,632)
Net cash provided by (used in) investing activities	(133,068)	2,734	(135,802)
Net cash provided by (used in) financing activities	81,102	(214,943)	296,045
Effect of foreign exchange rate changes on cash	4,195	(741)	4,936
Change in cash and cash equivalents	$227,022	$103,475	$123,547

Operating Activities. The largest factor contributing to the decrease in cash provided by operating activities during the six months ended June 30, 2021 compared to the six months ended June 30, 2021 was higher cash paid for income taxes. In 2020, U.S. and Canadian tax authorities allowed for the postponement of estimated interim income tax payments until after the second quarter to provide relief to companies at the onset of the COVID-19 pandemic. The impact of elevated claims payments made during the six months ended June 30, 2021 was largely offset by the collection of ceded claims from reinsurers.

Investing Activities. Cash used in investing activities increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as a result of higher purchases of investment securities. During the 2020 period, we temporarily paused purchases of investment securities in order to preserve liquidity at the onset of the COVID-19 pandemic. In addition, during the six months ended June 30, 2021, purchases of securities within our investment portfolio increased due to higher interest rates which provided more attractive investment opportunities for the Company. The increase in purchases in 2021 was partially offset by higher sales of investment securities as the Company accumulated cash in anticipation of the e-TeleQuote acquisition.

Financing Activities.  Cash used in financing activities decreased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as we did not execute share repurchases in 2021 in order to accumulate cash used to fund the acquisition of e-TeleQuote on July 1, 2021. In addition, during the six months ended June 30, 2021, cash provided by financing activities included $125 million borrowed from our Revolving Credit Facility to purchase e-TeleQuote.

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

As of June 30, 2021, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of June 30, 2021, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

Notes Payable. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022. We were in compliance with the covenants of the Senior Notes as of June 30, 2021. No events of default occurred during the three and six months ended June 30, 2021.

Rating Agencies. There have been no changes to Primerica, Inc.’s Senior Notes ratings or Primerica Life’s financial strength ratings since December 31, 2020.

Short-Term Borrowings. We had no short-term borrowings as of or during the three and six months ended June 30, 2021.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of June 30, 2021.

Credit Facility Agreement. On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a LIBOR rate loan, or a base rate loan. LIBOR rate loans bear interest at a periodic rate equal to one-, three-, six-, or 12-month LIBOR, plus an applicable margin.  Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month LIBOR plus 1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. As of June 30, 2021, $125.0 million was drawn under the Revolving Credit Facility in anticipation of the acquisition of 80% of the operating subsidiaries of Etelequote Limited (see Note 14 (Subsequent Events)). As of June 30, 2021, we were in compliance with the covenants of the Revolving Credit Facility. Furthermore, no events of default have occurred under the Revolving Credit Facility in the three and six months ended June 30, 2021.

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

•	the market price of our common stock may fluctuate;
•

due to our very limited history with e-TeleQuote, we cannot be certain that its business strategy will be successful or that we will successfully address the risks below or any risks not known to us that may become material;

•

a failure by e-TeleQuote to comply with the requirements of the United States government’s Centers for Medicare and Medicaid Services and those of its carrier partners may harm e-TeleQuote’s business which could have a material adverse effect on our business, financial condition and results of operations;

•

Legislative or regulatory changes to Medicare Advantage or changes to the implementing guidance by the Centers for Medicare and Medicaid Services may harm e-TeleQuote’s business which could have a material adverse effect on our business, financial condition and results of operations;

•

e-TeleQuote’s inability to acquire or generate leads on commercially viable terms, convert leads to sales or if customer policyholder retention is lower than assumed, any of which could adversely impact our business;

•	e-TeleQuote’s inability to enroll individuals during the Medicare annual election period may harm its business which could adversely impact our business, financial condition and results of operations;
•

the loss of a key carrier, or the modification of commission rates or underwriting practices with a key carrier partner could harm e-TeleQuote’s business which could adversely impact our business, financial condition and results of operations; and

•

if e-TeleQuote’s business is subject to cyber-attacks, security breaches or otherwise unable to safeguard the security and privacy of confidential data, including personal health information, its business may be harmed which could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

The following supplements the Risk Factors contained in our 2020 Annual Report that are incorporated herein by reference.

Risks Related to e-TeleQuote’s Senior Health Insurance Distribution Business

Due to our very limited history with e-TeleQuote, we cannot be certain that its business strategy will be successful or that we will successfully address the risks below or any other risks not now known to us that may become material.

On July 1, 2021, we acquired 80% of the operating subsidiaries of Etelequote Limited, including e-TeleQuote, a senior health insurance distributor of Medicare related insurance policies. If e-TeleQuote does not perform as expected or is difficult for us to integrate, it could materially adversely affect our business, financial condition and results of operations. See “Any acquisition of or investment in businesses that we may undertake that does not perform as we expect or that is difficult for us to integrate could materially adversely impact our business, financial condition and results of operations” in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

e-TeleQuote has only been operating since 2011 and therefore has a comparatively limited operating history, which makes an evaluation of its business and prospects difficult. We cannot be certain that its business strategy will be successful or that we will successfully address these or other risks that may become material. We may in the future make significant expenditures relating to the development and growth of e-TeleQuote’s business, including expenditures relating to lead acquisition, marketing, website and technology development, security, and hiring of additional employees. Further, we do not have experience in the senior healthcare space. e-TeleQuote was founded by its current chief executive officer and its success will depend on our ability to retain key management and hire additional employees with relevant expertise. Failure to successfully perform any of the activities listed above could have a material adverse effect on e-TeleQuote’s business and results of operations, which could adversely affect our business.

e-TeleQuote is highly regulated and subject to compliance requirements of the United States government’s Centers for Medicare and Medicaid Services and those of its carrier partners. Failure to adhere to such compliance requirements may harm its business, which could have a material adverse effect on our business, financial condition and results of operations.

e-TeleQuote’s business and operating results are heavily dependent on marketing and selling Medicare plans. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by the Centers for Medicare and Medicaid Services (“CMS”) and are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state insurance departments.  These laws and regulations are numerous and complex and CMS regulations and guidance frequently changes.

CMS regulations require that many aspects of e-TeleQuote’s online platforms, marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, be filed with CMS and reviewed and approved by carriers. In addition, certain aspects of Medicare plan marketing partner relationships are subject to CMS and carrier review. Changes to applicable laws, regulations and guidelines, their interpretation or the manner in which they are enforced could be incompatible with carrier relationships, the manner in which e-TeleQuote conducts business, e-TeleQuote’s platforms, or the sale of Medicare plans, which could harm its business and have a material adverse effect on our business and operations.

Additionally, some carriers provide e-TeleQuote with marketing development funds, consistent with CMS regulations. If laws or regulations limit or remove the ability for carriers to compensate e-TeleQuote through these funds, the federal or state governments determine that e-TeleQuote’s  arrangements with carrier providers do not meet their regulatory requirements, or actions of the federal or state governments result in a reduction in the commission paid to e-TeleQuote or impact the timing of revenue recognition in connection with the sale of Medicare related health insurance, compensation e-TeleQuote receives from carriers would decline, which would have a material adverse effect on e-TeleQuote’s business and operations.

CMS scrutinizes Medicare carriers and Medicare carriers may be held responsible for actions that e-TeleQuote and its agents take. As a result, carriers may terminate their relationship with e-TeleQuote or take other corrective action if carriers or federal or state governments allege or determine that e-TeleQuote’s Medicare product sales, marketing or operations are not in compliance with Medicare or other requirements, or give rise to excess complaints.

Medicare Advantage is a product legislated and regulated by the United States government. If the enabling legislation and regulation or implementing guidance issued by CMS change, e-TeleQuote’s business may be harmed which could have a material adverse effect on our business, financial condition and results of operations.

e-TeleQuote’s business depends upon the public and private sector of the U.S. health insurance system, which is subject to a changing regulatory environment. Accordingly, the future financial performance of its business will depend in part on e-TeleQuote’s ability to adapt to regulatory developments, including changes in laws and regulations or changes to interpretations of such laws or regulations, especially laws and regulations governing Medicare.

Additionally, ongoing healthcare reform efforts and measures may expand the role or scope of government-sponsored coverage, such as single payer or so called “Medicare-for-All” proposals, and expansion of Medicare’s coverage to dental, vision and hearing. Reforms, if enacted, could have far-reaching implications for the health insurance industry. Some proposals would seek to eliminate the private marketplace, whereas others would expand a government-sponsored option to a larger population, change eligibility ages, or expand coverage. We are unable to predict the impact of potential healthcare reform initiatives on e-TeleQuote’s operations in light of substantial uncertainty regarding the likelihood of enactment, or the terms and timing of, any such reforms. We are also unable to predict the impact any such reforms may have on healthcare and health insurance industry participants.

Changes in laws, regulations and guidelines governing health insurance may also be incompatible with various aspects of e-TeleQuote’s business and require that it make significant modifications to its existing technology or practices, which may be costly and time-consuming to implement. Various aspects of healthcare reform could also cause carriers to discontinue certain health insurance products or prohibit carriers from distributing certain health insurance products in particular jurisdictions.

e-TeleQuote consumes leads externally acquired from vendors and internally generated from its marketing. e-TeleQuote’s business may be harmed if it cannot continue to acquire or generate leads on commercially viable terms, if it is unable to convert leads to sales or if policyholder retention is lower than assumed, any of which could adversely impact our business.

e-TeleQuote’s business requires access to a large quantity of quality insurance sales leads to keep its agents productive and is dependent upon a number of lead suppliers, including Internet search engines, from whom it obtains leads to support its sales of insurance policies. The loss of one or more of these lead suppliers, or e-TeleQuote’s failure to otherwise secure quality insurance sales leads, could significantly limit its ability to access its target market.

e-TeleQuote may not be able to compete successfully for high quality leads against its current or future competitors, some of whom have significantly greater technical, marketing and other resources. If it fails to compete successfully with its competitors to source sales leads from lead suppliers, it may experience increased marketing costs and loss of market share.

Converting quality insurance sales leads to policy sales is key to e-TeleQuote’s success. Many factors impact e-TeleQuote’s conversion rate, including the quality of leads, agent tenure, and its proprietary workflow technology. Any adverse impact on conversion rates could harm e-TeleQuote’s business, operating results, financial condition and prospects, which could adversely impact our business.

e-TeleQuote records revenue at the time a policy is sold based on the expected lifetime value of commissions to be collected from that policy. The most important assumption used in determining the lifetime value of commissions is expected policyholder retention. If the actual time during which a policyholder retains a policy is significantly lower than expected for a large group of policies, it could significantly reduce the lifetime value of commissions collected, which could have a material adverse effect on its business and could adversely impact our business.

If e-TeleQuote’s ability to enroll individuals during the Medicare annual election period is impeded, its business may be harmed which could adversely impact our business, financial condition and results of operations.

e-TeleQuote handles an increased volume of health insurance transactions in a short period of time during the Medicare annual election period, which runs from mid-October through early December. As a result, e-TeleQuote must ensure that its health insurance agents are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states and for a number of different health insurance carriers during this period. If e-TeleQuote’s ability to market and sell Medicare-related health insurance is constrained during a Medicare election period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain agents to sell health insurance, interruptions in the operation of its website or systems, or disruptions caused by other external factors, such as the COVID-19 pandemic, e-TeleQuote could sell fewer policies, which could adversely impact our business and results of operations.

e-TeleQuote’s business is dependent on key carrier partners, and the loss of a key carrier partner, or the modification of commission rates or underwriting practices with a key carrier partner, could harm its business which could adversely impact our business, financial condition and results of operations.

e-TeleQuote derives a substantial portion of its revenue from a few key carrier partners. The agreements with key carrier partners to sell policies are typically terminable by carrier partners without cause upon short term advance notice. Should e-TeleQuote become dependent on fewer key carrier partner relationships (whether as a result of the termination of key carrier partner relationships, key carrier consolidation or otherwise), it may become more vulnerable to adverse changes in its relationships with key carrier partners, particularly in states where it distributes insurance from a relatively smaller number of key carrier partners or where a small number of key carrier partners dominate the market. The loss of business or the failure to retain a significant amount of business with any of our key carrier partners could adversely impact our business, financial condition and results of operations.

Commission rates from carriers are either set by each carrier or negotiated between e-TeleQuote and each carrier. Commission rates paid to e-TeleQuote are, for any given plan for a given customer, based on a number of factors, including the carriers offering those plans, the state of residence of the customer, the laws and regulations in the jurisdictions where the customer is located, and the customer’s previous Medicare enrollment history (if any). Carriers have the right to alter these commission rates and their contractual relationships with e-TeleQuote on relatively short notice, including in certain instances by unilateral amendment of contracts relating to commission rates or otherwise.

e-TeleQuote’s business is subject to security risks and, if it is subject to cyber-attacks, security breaches or otherwise unable to safeguard the security and privacy of confidential data, including personal health information, e-TeleQuote’s business may be harmed which could have a material adverse effect on our business, financial condition and results of operations.

e-TeleQuote’s services involve the collection, processing, use, transmission, and storage of confidential and personal information of consumers and current and former employees, including protected health information subject to Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other individually identifiable health information. Accordingly, e-TeleQuote is subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect HIPAA and other sensitive customer, employee, sales representative and third-party information. e-TeleQuote has implemented and maintains certain security measures intended to protect against breaches of security and other interference with its systems and networks resulting from attacks by third parties, including hackers, and from employee or representative error or malfeasance. We expect to make future significant expenditures relating to privacy and security to ensure that e-TeleQuote’s information security measures meet our and industry information security standards.

Despite the measures e-TeleQuote has taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that its systems and networks will not be subject to breaches or interference. Any such breaches or interference by third parties or by sales representatives or employees that may occur in the future, including the failure of any one of these systems for any reason, could cause significant interruptions to its operations, damage its or our reputation, cause the termination of relationships with government-run health insurance exchanges, carriers, and/or customers, and marketing partners, reduce demand for services and subject e-TeleQuote to significant liability and expense as well as regulatory action and lawsuits, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2021, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2021	-	$-	-	$300,000,000
May 1 - 31, 2021	5,970	157.46	-	300,000,000
June 1 - 30, 2021	-	-	-	300,000,000
Total	5,970	157.46	-	300,000,000

(1)	Consists of repurchases of 5,970 shares at an average price of $157.46 arising from share-based compensation tax and option strike price withholdings.
(2)

On February 9, 2021, our Board of Directors authorized a share repurchasing program, which was announced on February 10, 2021, for up to $300.0 million of our outstanding common stock for purchases through June 30, 2022.

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

Exhibit Number	Description	Reference
2.1	Share Purchase Agreement, dated as April 18, 2021, by and among the Registrant, Primerica Newco, Inc., e-TeleQuote Limited, the Selling Shareholders, and Fortis Advisors, LLC.	Incorporated by reference to Exhibit 2.1 to Primerica's Current Report on Form 8-K filed April 19, 2021 (Commission File No.001-34680).
2.2	Amendment to Share Purchase Agreement dated as of June 30, 2021.	Incorporated by reference to Exhibit 2.2 to Primerica's Current Report on Form 8-K filed July 1, 2021 (Commission File No.001-34680)
10.1	Amended and Restated Credit Agreement dated as of June 22, 2021.	Incorporated by reference to Exhibit 10.1 to Primerica's Current Report on Form 8-K filed June 24, 2021 (Commission File No.001-34680)
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
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

Primerica, Inc.

August 6, 2021	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)