Form 10-Q
period 2021-09-30
Primerica, Inc.
filed 2021-11-09
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 39,489,856 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2021	December 31, 2020
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,487,846 in 2021 and $2,301,238 in 2020)	$2,595,504	$2,464,611
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,565,048 in 2021 and $1,606,208 in 2020)	1,376,090	1,346,350
Short-term investments available-for-sale, at fair value (amortized cost: $40,043 in 2021 and $0 in 2020)	40,037	-
Equity securities, at fair value (historical cost: $33,885 in 2021 and $32,031 in 2020)	40,946	38,023
Trading securities, at fair value (cost: $26,533 in 2021 and $16,359 in 2020)	26,251	16,300
Policy loans	28,079	30,199
Total investments	4,106,907	3,895,483
Cash and cash equivalents	325,578	547,569
Accrued investment income	19,499	17,618
Reinsurance recoverables	4,278,322	4,273,904
Deferred policy acquisition costs, net	2,877,921	2,629,644
Renewal commissions receivable	268,952	54,845
Agent balances, due premiums and other receivables	271,626	259,448
Goodwill	224,180	-
Intangible assets	204,550	45,275
Income taxes	74,556	73,290
Operating lease right-of-use assets	48,943	46,567
Other assets	442,495	402,122
Separate account assets	2,672,606	2,659,520
Total assets	$15,816,135	$14,905,285

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$7,057,599	$6,790,557
Unearned and advance premiums	19,208	17,136
Policy claims and other benefits payable	557,125	519,711
Other policyholders’ funds	478,592	447,765
Notes payable - Short term	389,702	-
Other debt obligations - Long term	125,000	374,415
Surplus note	1,375,559	1,345,772
Income taxes	260,264	223,496
Operating lease liabilities	55,002	52,806
Other liabilities	613,641	566,068
Payable under securities lending	105,264	72,154
Separate account liabilities	2,672,606	2,659,520
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	13,709,562	13,069,400

Temporary Stockholders' Equity
Redeemable noncontrolling interests in consolidated entities	7,631	-
Permanent Stockholders' Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 shares in 2021 and 2020; issued and outstanding 39,471 shares in 2021 and 39,306 shares in 2020)	395	393
Paid-in capital	17,454	-
Retained earnings	1,988,324	1,705,786
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	8,068	1,578
Net unrealized investment gains (losses) on available-for-sale securities	84,701	128,128
Total permanent stockholders' equity	2,098,942	1,835,885
Total liabilities and temporary and permanent stockholders’ equity	$15,816,135	$14,905,285

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$785,277	$736,606	$2,327,804	$2,156,331
Ceded premiums	(401,295)	(393,716)	(1,211,117)	(1,183,090)
Net premiums	383,982	342,890	1,116,687	973,241
Commissions and fees	269,796	185,302	754,529	547,159
Investment income net of investment expenses	35,741	37,657	106,970	103,333
Interest expense on surplus note	(15,741)	(14,704)	(46,382)	(42,250)
Net investment income	20,000	22,953	60,588	61,083
Realized investment gains (losses)	1,410	642	3,876	(7,645)
Other, net	18,051	16,674	49,958	45,375
Total revenues	693,239	568,461	1,985,638	1,619,213

Benefits and expenses:
Benefits and claims	183,425	160,166	535,561	434,625
Amortization of deferred policy acquisition costs	62,214	47,491	182,604	170,979
Sales commissions	129,268	91,950	382,465	274,049
Insurance expenses	51,901	46,109	149,246	138,572
Insurance commissions	8,412	9,694	25,990	22,871
Contract acquisition costs	23,524	-	23,524	-
Interest expense	7,529	7,221	21,814	21,614
Other operating expenses	79,864	59,347	219,559	181,413
Total benefits and expenses	546,137	421,978	1,540,763	1,244,123
Income before income taxes	147,102	146,483	444,875	375,090
Income taxes	35,663	34,382	107,403	89,010
Net income (loss)	111,439	112,101	337,472	286,080
Net income (loss) attributable to noncontrolling interests	(1,017)	-	(1,017)	-
Net income (loss) attributable to Primerica, Inc.	$112,456	$112,101	$338,489	$286,080

Earnings per share attributable to common stockholders:
Basic earnings per share	$2.83	$2.82	$8.53	$7.07
Diluted earnings per share	$2.82	$2.81	$8.50	$7.05

Weighted-average shares used in computing earnings per share:
Basic	39,561	39,588	39,516	40,281
Diluted	39,679	39,710	39,637	40,396

Supplemental disclosures:
Total impairment gains (losses)	$149	$(23)	$(710)	$(4,269)
Other net realized investment gains (losses)	1,679	92	3,469	1,176
Net gains (losses) recognized on equity securities	(418)	573	1,117	(4,552)
Net realized investment gains (losses)	$1,410	$642	$3,876	$(7,645)

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$111,439	$112,101	$337,472	$286,080
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	(13,796)	15,347	(52,669)	49,624
Reclassification adjustment for realized investment (gains) losses included in net income	(1,879)	(50)	(3,052)	3,128
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(5,892)	6,312	6,490	(9,055)
Total other comprehensive income (loss) before income taxes	(21,567)	21,609	(49,231)	43,697
Income tax expense (benefit) related to items of other comprehensive income (loss)	(3,386)	3,265	(12,294)	11,557
Other comprehensive income (loss), net of income taxes	(18,181)	18,344	(36,937)	32,140
Total comprehensive income (loss)	93,258	130,445	300,535	318,220
Net income (loss) attributable to noncontrolling interests	(1,017)	-	(1,017)	-
Comprehensive income attributable to Primerica, Inc.	$94,275	$130,445	$301,552	$318,220

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity– Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Equity attributable to Primerica, Inc./Permanent stockholders' equity
Common stock:
Balance, beginning of period	$394	$397	$393	$412
Repurchases of common stock	-	(3)	-	(21)
Net issuance of common stock	1	-	2	3
Balance, end of period	395	394	395	394

Paid-in capital:
Balance, beginning of period	12,880	-	-	-
Share-based compensation	4,662	4,759	24,449	23,215
Net issuance of common stock	(1)	-	(2)	(3)
Repurchases of common stock	(87)	(4,759)	(6,993)	(23,212)
Balance, end of period	17,454	-	17,454	-

Retained earnings:
Balance, beginning of period	1,894,539	1,569,689	1,705,786	1,593,281
Cumulative effect from the adoption of new accounting standards, net	-	-	-	(1,240)
Net income attributable to Primerica, Inc.	112,456	112,101	338,489	286,080
Dividends	(18,671)	(15,882)	(55,951)	(48,496)
Repurchases of common stock	-	(36,794)	-	(200,511)
Balance, end of period	1,988,324	1,629,114	1,988,324	1,629,114

Accumulated other comprehensive income:
Balance, beginning of period	110,950	72,594	129,706	58,798
Change in foreign currency translation adjustment, net of income taxes	(5,892)	6,312	6,490	(9,055)
Change in net unrealized investment gains (losses) during the period, net of income taxes	(12,289)	12,032	(43,427)	41,195
Balance, end of period	92,769	90,938	92,769	90,938

Total permanent stockholders’ equity	$2,098,942	$1,720,446	$2,098,942	$1,720,446

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders' equity
Balance, beginning of period	$-	$-	$-	$-
Acquisition of noncontrolling interest	8,437	-	8,437	-
Net income (loss) attributable to noncontrolling interests	(1,017)	-	(1,017)	-
Change in noncontrolling interests in consolidated entities, net	211	-	211	-
Balance, end of period	$7,631	$-	$7,631	$-

Dividends declared per share	$0.47	$0.40	$1.41	$1.20

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$337,472	$286,080
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	334,566	399,193
Deferral of policy acquisition costs	(422,194)	(377,610)
Amortization of deferred policy acquisition costs	182,604	170,979
Change in income taxes	(17,267)	(7,845)
Realized investment (gains) losses	(3,876)	7,645
Accretion and amortization of investments	3,798	779
Depreciation and amortization	19,691	12,486
Change in reinsurance recoverables	(2,426)	(69,774)
Change in agent balances, due premiums and other receivables	(10,957)	(53,815)
Change in renewal commissions receivable	(14,532)	(1,861)
Trading securities sold, matured, or called (acquired), net	(10,528)	29,582
Share-based compensation	14,834	15,737
Change in other operating assets and liabilities, net	23,936	(7,623)
Net cash provided by (used in) operating activities	435,121	403,953

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	99,401	62,925
Fixed-maturity securities — matured or called	340,074	335,053
Short-term investments — sold	10,089	-
Equity securities — sold	716	2,508
Available-for-sale investments acquired:
Fixed-maturity securities	(603,146)	(435,934)
Short-term investments	(50,902)	-
Equity securities — acquired	(2,898)	(179)
Purchases of property and equipment and other investing activities, net	(21,432)	(22,450)
Cash collateral received (returned) on loaned securities, net	33,110	20,160
Sales (purchases) of short-term investments using securities lending collateral, net	(33,110)	(20,160)
Purchase of business, net of cash acquired	(494,459)	-
Net cash provided by (used in) investing activities	(722,557)	(58,077)

Cash flows from financing activities:
Dividends paid	(55,951)	(48,496)
Common stock repurchased	-	(218,079)
Proceeds from revolving credit facility	125,000	-
Tax withholdings on share-based compensation	(6,573)	(5,666)
Finance leases	(201)	(209)
Net cash provided by (used in) financing activities	62,275	(272,450)
Effect of foreign exchange rate changes on cash	3,170	575
Change in cash and cash equivalents	(221,991)	74,001
Cash and cash equivalents, beginning of period	547,569	256,876
Cash and cash equivalents, end of period	$325,578	$330,877

Supplemental disclosures:
Non-cash financing activity:
Increases in note issued to seller of business	$15,000	$-

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading provider of financial products to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“sales representatives” or “sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments, and other financial products, which we distribute primarily on behalf of third parties. On July 1, 2021, we acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our recently formed subsidiary, Primerica Health, Inc. (“Primerica Health”). e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Refer to Note 14 (Acquisition) of the unaudited condensed consolidated financial statements for more information regarding the acquisition of e-TeleQuote. Our other primary subsidiaries include the following entities: Primerica Financial Services, LLC (“PFS”), a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd. (“PFSL Investments Canada”); and PFS Investments Inc. (“PFS Investments”), an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company (“NBLIC”), a New York insurance company. Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2021 and December 31, 2020, the statements of income, comprehensive income, and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect financial statement balances, revenues and expenses and cash flows, as well as the disclosure of contingent assets and liabilities. Management considers available facts and knowledge of existing circumstances when establishing the estimates included in our financial statements. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (“DAC”), future policy benefit reserves and corresponding amounts recoverable from reinsurers, renewal commissions receivable, income taxes, and valuation of intangible assets and goodwill. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

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

Changes to Accounting Policies. As a result of our acquisition of e-TeleQuote, we have updated our significant accounting policies for Business Combination, Goodwill, Intangible Assets, Noncontrolling Interest, Income Taxes, Commissions and Fees – Senior Health, and Renewal Commissions Receivable as described below.

Business Combination. The Company acquired e-TeleQuote on July 1, 2021 and accounts for the acquisition as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”), which requires most identifiable assets and liabilities acquired in a business combination to be recorded at fair value at the acquisition date, subject to certain exceptions. Additionally, ASC 805 requires transaction-related costs to be expensed in the period incurred. The Company allocates the fair value of the purchase consideration of its acquired business to the tangible assets, liabilities assumed, and intangible assets acquired at the acquisition date. The excess of the fair value of purchase consideration over the acquired values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs are recognized separately from the business combination and expensed as incurred. Refer to Note 14 (Acquisition) of the unaudited condensed consolidated financial statements for further details.

Goodwill.  Goodwill represents the excess of the purchase price over the estimated acquired values of identifiable assets and liabilities acquired in a business combination at the acquisition date.  In accordance with U.S. GAAP, goodwill is not amortized. The Company will test goodwill for impairment annually beginning July 1, 2022 and whenever events occur or circumstances change that would indicate the carrying value of goodwill may be impaired. All of the Company’s goodwill was obtained from the e-TeleQuote acquisition and the e-TeleQuote business has been designated as a separate operating segment called Senior Health. Therefore, goodwill has been allocated solely to the Senior Health segment and will be evaluated for impairment at the Senior Health segment reporting unit level. Refer to Note 14 (Acquisition) of the unaudited condensed consolidated financial statements for goodwill recognized as part of the acquisition of e-TeleQuote.

Intangible Assets. Intangible assets acquired from the acquisition of e-TeleQuote consist primarily of relationships with health insurance carriers, who are our customers, and are amortized over their estimated useful lives. The Company uses an estimated useful life of 15 years as our relationships with health insurance carriers are not expected to turn over rapidly because these relationships are in-depth, non-exclusive, and pay-for-performance. Intangible assets subject to amortization are evaluated for impairment in the event factors indicate that the net carrying value may not be recoverable or the asset will not be used throughout its estimated useful life. Refer to Note 14 (Acquisition) of the unaudited condensed consolidated financial statements for intangible assets identified as part of the acquisition of e-TeleQuote.

Noncontrolling Interest. In connection with the Company’s acquisition of e-TeleQuote, the Company became a party along with the noncontrolling equity holders of Primerica Health to a shareholders’ agreement (the “e-TeleQuote Shareholders’ Agreement”) which, among other matters, sets forth certain call and put rights starting in 2022 as described in Note 14 (Acquisition) of the unaudited condensed consolidated financial statements. The e-TeleQuote Shareholder’s Agreement provides the Company with the right to purchase, and the noncontrolling equity holders with the right to sell to the Company, the noncontrolling equity holders’ equity interests in Primerica Health at a contractually defined formulaic purchase price (the “Formulaic Price”), which is based on a calculation of selected peer company equity value multiples times the trailing twelve months of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). The noncontrolling equity holders’ interests in Primerica Health are accounted for separately in two categories. The first category primarily represents shares of Primerica Health held in trust for the benefit of the founder and chief executive officer of e-TeleQuote. These shares, which were exchanged for equity originally issued in connection with the founding of e-TeleQuote, are recognized as redeemable noncontrolling interests (“Redeemable NCI”) in the temporary stockholders’ equity section of the accompanying unaudited condensed consolidated balance sheets as the Company has the option of redeeming the shares for cash or for the Company’s common stock at a value equivalent to the Formulaic Price. The second category primarily represents shares of Primerica Health beneficially owned by e-TeleQuote’s management, other than the founder, which were exchanged for equity originally obtained through share-based compensation arrangements. These shares are impacted by the beneficial owner’s continuing employment with e-TeleQuote post acquisition. The second category is recognized as liability-classified stock-based compensation (“Liability-classified Equity Shares”) subject to the provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).

Redeemable Noncontrolling Interest. As of the acquisition date, the Redeemable NCI was recognized at fair value and significant inputs to the Formulaic Price included peer Company forward-looking earnings multiples and Primerica Health’s forecasted Adjusted EBITDA. Subsequent to the acquisition date, the Redeemable NCI is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the Formulaic Price or its carrying amount, which is adjusted for net income (loss) attributable to the Redeemable NCI. Adjustments to the carrying amount of the Redeemable NCI resulting from changes in the Formulaic Price are recorded through retained earnings in the accompanying unaudited condensed consolidated balance sheets. Refer to Note 14 (Acquisition) of the unaudited condensed consolidated financial statements for Redeemable NCI recognized as part of the acquisition of e-TeleQuote.

Share-based Transactions. Liability-classified Equity Shares represent shares in Primerica Health obtained by e-TeleQuote’s management pursuant to share-based compensation arrangements. Such shares include exchanges of restricted stock awards granted to e-TeleQuote’s management prior to the acquisition by the Company. Liability-classified Equity Shares are recognized at fair value and significant inputs to the Formulaic Price used to estimate fair value include peer Company forward-looking earnings multiples and Primerica Health’s forecasted Adjusted EBITDA. A small portion of the Liability-classified Equity Shares vested as a result of the acquisition and will be recognized as compensation expense separate from the purchase consideration transferred on the acquisition date. Subsequent to the acquisition date, the fair value of the Liability-classified Equity Shares will be remeasured as of the balance sheet date with an adjustment to the compensation expense recognized through earnings.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of acquired assets and liabilities and their respective tax bases and (ii) acquired e-TeleQuote net operating loss and interest deduction carryforwards available for future use. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not applicable to the periods in which we expect the temporary difference will reverse. The Company has not recognized any material deferred taxes associated with goodwill as it has not acquired any material goodwill with tax basis. Refer to Note 14 (Acquisition) of the unaudited condensed consolidated financial statements for deferred income taxes recognized as part of the acquisition of e-TeleQuote.

Commissions and Fees – Senior Health. As a result of the acquisition of e-TeleQuote, the Company distributes Medicare-related insurance policies offered by third-party health insurance carriers to eligible Medicare participants. e-TeleQuote receives initial commissions from health insurance carriers, who are considered its customers, for enrollments in policies it has distributed as well as ongoing renewal commissions that coincide with the period an eligible Medicare participant remains enrolled in a policy after the first policy effective date (collectively, “Lifetime value of commissions” or “LTV”). Revenue is recognized at the point in time e-TeleQuote’s single performance obligation to health insurance carriers is satisfied, which is generally on the date the policy application is approved by the health insurance carrier. The expected commissions represent variable consideration that will not be resolved until after the performance obligation has been satisfied. The Company estimates variable consideration in the transaction price for policies it has distributed as the expected amount of initial and renewal commissions to be received over the life of the enrolled policy. Variable consideration is estimated by using a portfolio approach to policies grouped together by health insurance carrier, Medicare product type, and period the policy was approved by the health insurance carrier (referred to as a “cohort”). This approach to estimating the initial and renewal commissions expected to be collected involves the evaluation of various factors, including but not limited to, contracted commission rates, insurance carrier mix, disenrollment experience, and renewal persistency rates. Upon development of the estimate of expected renewal commissions using the portfolio approach, management applies a constraint so that it is probable that a subsequent change in estimate will not result in a significant revenue reversal. Management judgment is required to determine the inputs to these estimates and the inputs are established primarily based on historical activity. Variable consideration in excess of the amount constrained is recognized in subsequent reporting periods when the uncertainty is resolved. Refer to Note 13 (Revenue with Contracts with Customers) of the unaudited condensed consolidated financial statements for detail related to commissions and fees revenues recognized by e-TeleQuote.

Renewal Commissions Receivable. Renewal commissions receivable are contract assets that represent the renewal portion of estimated constrained variable consideration recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Renewal commissions receivable primarily consist of expected commissions to be collected by e-TeleQuote from the distribution of Medicare-related health insurance policies where the performance obligation has been satisfied but payment is not due as the underlying policy has not yet renewed. The estimate of renewal commissions requires significant judgment subject to the same assumptions as noted in Commissions and Fees-Senior Health section above. Cash collections for these receivables are expected to occur over a period of several years. Under ASC 606, these receivables are not discounted as the timing for collection of payments is dependent on future policyholder renewals and not due to the presence of a significant financing component. Refer to Note 14 (Acquisition) of the unaudited condensed consolidated financial statements for renewal commissions receivable recognized as part of the acquisition of e-TeleQuote.

New Accounting Principles. In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  We adopted the amendments in Topic 740 as of January 1, 2021, but concluded there was no impact on our unaudited condensed consolidated financial statements.

On October 28, 2021, the FASB issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires contract assets and contract liabilities arising from revenue contracts with customers to be accounted for in accordance with ASC 606 instead of at fair value. We elected to early adopt the provisions of ASU 2021-08 as of January 1, 2021. Therefore, we have accounted for the acquisition of renewal commissions receivable contract assets from the e-TeleQuote acquisition in accordance with ASC 606. Under previous U.S. GAAP, the Company would have discounted the acquired renewal commissions receivable to present value as of the acquisition date.

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

(2) Segment and Geographical Information

Segments. We have three primary operating segments — Term Life Insurance, Investment and Savings Products, and (as of July 1, 2021) Senior Health. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenues:
Term life insurance segment	$401,451	$357,799	$1,167,016	$1,013,778
Investment and savings products segment	233,337	176,337	694,770	525,551
Senior health segment	22,936	N/A	22,936	N/A
Corporate and other distributed products segment	35,515	34,325	100,916	79,884
Total revenues	$693,239	$568,461	$1,985,638	$1,619,213

Net investment income:
Term life insurance segment	$9,320	$6,813	$26,324	$19,598
Investment and savings products segment	-	-	-	-
Senior health segment	-	N/A	-	N/A
Corporate and other distributed products segment	10,680	16,140	34,264	41,485
Total net investment income	$20,000	$22,953	$60,588	$61,083

Amortization of DAC:
Term life insurance segment	$59,287	$45,529	$174,106	$164,099
Investment and savings products segment	2,580	1,667	7,641	6,072
Senior health segment	-	N/A	-	N/A
Corporate and other distributed products segment	347	295	857	808
Total amortization of DAC	$62,214	$47,491	$182,604	$170,979

Non-cash share-based compensation expense:
Term life insurance segment	$570	$566	$3,303	$3,031
Investment and savings products segment	665	635	2,532	2,397
Senior health segment	-	N/A	-	N/A
Corporate and other distributed products segment	(594)	1,018	8,999	10,309
Total non-cash share-based compensation expense	$641	$2,219	$14,834	$15,737

Income (loss) before income taxes:
Term life insurance segment	$107,589	$105,315	$312,603	$283,110
Investment and savings products segment	69,368	51,372	203,885	145,931
Senior health segment	(8,490)	N/A	(8,490)	N/A
Corporate and other distributed products segment	(21,365)	(10,204)	(63,123)	(53,951)
Total income before income taxes	$147,102	$146,483	$444,875	$375,090

Total assets by segment were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Assets:
Term life insurance segment	$7,227,209	$6,985,086
Investment and savings products segment (1)	2,805,781	2,769,445
Senior health segment	620,470	N/A
Corporate and other distributed products segment	5,162,675	5,150,754
Total assets	$15,816,135	$14,905,285

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $133.2 million and $110.0 million as of September 30, 2021 and December 31, 2020, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets and condensed consolidated statements of income, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenues by country:
United States	$594,406	$488,216	$1,687,868	$1,384,215
Canada	98,833	80,245	297,770	234,998
Total revenues	$693,239	$568,461	$1,985,638	$1,619,213

	September 30, 2021	December 31, 2020
	(In thousands)
Long-lived assets by country:
United States	$58,593	$53,281
Canada	4,029	4,446
Other	223	-
Total long-lived assets	$62,845	$57,727

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$11,154	$242	$(33)	$11,363
Foreign government	136,069	6,766	(757)	142,078
States and political subdivisions	152,065	6,658	(203)	158,520
Corporates	1,612,500	88,384	(5,749)	1,695,135
Residential mortgage-backed securities	311,622	6,927	(1,031)	317,518
Commercial mortgage-backed securities	146,278	4,869	(100)	151,047
Other asset-backed securities	118,158	1,956	(271)	119,843
Total fixed-maturity securities	2,487,846	115,802	(8,144)	2,595,504
Short-term investments	40,043	-	(6)	40,037
Total fixed-maturity securities and short-term investments	$2,527,889	$115,802	$(8,150)	$2,635,541

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,747	$400	$(3)	$10,144
Foreign government	169,967	13,324	(39)	183,252
States and political subdivisions	161,058	9,632	(1)	170,689
Corporates	1,506,549	124,164	(2,545)	1,628,168
Residential mortgage-backed securities	261,376	11,419	(54)	272,741
Commercial mortgage-backed securities	107,020	5,901	(56)	112,865
Other asset-backed securities	85,521	1,816	(585)	86,752
Total fixed-maturity securities	$2,301,238	$166,656	$(3,283)	$2,464,611

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of September 30, 2021 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$201,591	$206,190
Due after one year through five years	780,165	828,003
Due after five years through 10 years	667,949	697,828
Due after 10 years	262,083	275,075
	1,911,788	2,007,096
Mortgage- and asset-backed securities	576,058	588,408
Total AFS fixed-maturity securities	$2,487,846	$2,595,504

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	September 30, 2021		December 31, 2020
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$26,533	$26,251	$16,359	$16,300

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

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of September 30, 2021, the LLC Note had an estimated unrealized holding gain of $189.0 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 12 (Debt) for more information on the Surplus Note.

As of September 30, 2021, no credit losses have been recognized on the LLC Note held-to-maturity security.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.6 million and $7.7 million as of September 30, 2021 and December 31, 2020, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $105.3 million and $72.2 million as of September 30, 2021 and December 31, 2020, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Fixed-maturity securities (available-for-sale)	$19,860	$20,883	$60,035	$61,880
Fixed-maturity security (held-to-maturity)	15,741	14,704	46,382	42,250
Equity securities	413	433	1,216	1,345
Policy loans and other invested assets	289	242	618	973
Cash and cash equivalents	96	114	371	1,099
Total return on deposit asset underlying 10% coinsurance agreement(1)	346	2,858	1,989	1,962
Gross investment income	36,745	39,234	110,611	109,509
Investment expenses	(1,004)	(1,577)	(3,641)	(6,176)
Investment income net of investment expenses	35,741	37,657	106,970	103,333
Interest expense on surplus note	(15,741)	(14,704)	(46,382)	(42,250)
Net investment income	$20,000	$22,953	$60,588	$61,083
(1)

For the three and nine months ended September 30, 2021, included $(0.6) million and $(1.6) million, respectively, of net losses recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.  For the three and nine months ended September 30, 2020, included $1.2 million and $(2.9) million, respectively, of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.

The components of net realized investment gains (losses) recognized in net income as well as details on gross realized investment gains and losses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net realized investment gains (losses):
Gross gains from sales of available-for-sale securities	$1,801	$632	$5,780	$1,816
Gross losses from sales of available-for-sale securities	(71)	(559)	(2,018)	(675)
Credit gains (losses) on available-for-sale securities	149	(23)	(710)	(4,269)
Net gains (losses) recognized in net income during the period on equity securities	(418)	573	1,117	(4,552)
Gains (losses) from bifurcated options	1	26	(48)	42
Gains (losses) on trading securities	(52)	(7)	(245)	(7)
Net realized investment gains (losses)	$1,410	$642	$3,876	$(7,645)

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Proceeds from sales or other redemptions	$135,393	$122,148	$449,564	$397,978

The components of net gains (losses) recognized in net income on equity securities still held as of period-end were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net gains (losses) recognized in net income during the period on equity securities	$(418)	$573	$1,117	$(4,552)
Less: Net gains (losses) recognized on equity securities sold	-	(59)	-	(250)
Net gains (losses) recognized in net income on equity securities still held as of period-end	$(418)	$632	$1,117	$(4,302)

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

Credit Losses for Available-for-sale Securities. The following table summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2021, aggregated by major security type and length of time such securities have continuously been in an unrealized loss position:

	September 30, 2021
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,706	$(14)	$1,580	$(19)
Foreign government	19,772	(641)	1,021	(116)
States and political subdivisions	13,584	(203)	-	-
Corporates	225,198	(4,077)	23,761	(1,672)
Residential mortgage-backed securities	143,056	(1,026)	414	(5)
Commercial mortgage-backed securities	20,290	(99)	128	(1)
Other asset-backed securities	44,754	(199)	4,132	(72)
Total fixed-maturity securities	468,360	(6,259)	31,036	(1,885)
Short-term investments:
U.S. government and agencies	40,037	(6)	-	-
Total short-term investments	40,037	(6)	-	-
Total fixed-maturity securities and short-term investments	$508,397	$(6,265)	$31,036	$(1,885)

	December 31, 2020
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,619	$(3)	$-	$-
Foreign government	4,034	(39)	-	-
States and political subdivisions	449	(1)	-	-
Corporates	68,057	(1,628)	11,964	(917)
Residential mortgage-backed securities	1,672	(35)	862	(19)
Commercial mortgage-backed securities	10,200	(50)	2,168	(6)
Other asset-backed securities	11,988	(536)	3,150	(49)
Total fixed-maturity securities	$98,019	$(2,292)	$18,144	$(991)

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $547.6 million and $119.4 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, we did not recognize credit losses in the unaudited condensed consolidated statements of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments. For those that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them.

For the three and nine months ended September 30, 2021, we recorded a total of $(0.1) million and $0.7 million, respectively, and for the three and nine months ended September 30, 2020, we recorded less than $0.1 million and $4.3 million, respectively, for credit (gains) losses in the unaudited condensed consolidated statements of income on available-for-sale securities. Of these credit (gains) losses, there were no adjustments made to the amortized cost basis for the three and nine months ended September 30, 2021 and three months ended September 30, 2020.  For the nine months ended September 30, 2020, approximately $3.8 million of the credit losses were recorded as an adjustment to amortized costs due to our intent to sell securities of specific issuers that operate in distressed industry sectors.  We recognized credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Allowance for credit losses, beginning of period	$858	$465	$-	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	6	-	160	525
Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(154)	23	550	(37)
Write-offs charged against the allowance, if any	-	(465)	-	(465)
Allowance for credit losses, end of period	$710	$23	$710	$23

Derivatives. We carry a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of September 30, 2021 and December 31, 2020. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$11,363	$-	$11,363
Foreign government	-	142,078	-	142,078
States and political subdivisions	-	158,520	-	158,520
Corporates	5,848	1,689,287	-	1,695,135
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	317,491	27	317,518
Commercial mortgage-backed securities	-	151,047	-	151,047
Other asset-backed securities	-	119,843	-	119,843
Total available-for-sale fixed-maturity securities	5,848	2,589,629	27	2,595,504
Short-term investments	-	40,037	-	40,037
Total available-for-sale securities	5,848	2,629,666	27	2,635,541
Equity securities	36,107	1,088	3,751	40,946
Trading securities	-	26,251	-	26,251
Cash and cash equivalents	325,578	-	-	325,578
Separate accounts	-	2,672,606	-	2,672,606
Total fair value assets	$367,533	$5,329,611	$3,778	$5,700,922
Fair value liabilities:
Separate accounts	$-	$2,672,606	$-	$2,672,606
Total fair value liabilities	$-	$2,672,606	$-	$2,672,606

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,144	$-	$10,144
Foreign government	-	183,252	-	183,252
States and political subdivisions	-	170,689	-	170,689
Corporates	6,074	1,622,094	-	1,628,168
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	272,714	27	272,741
Commercial mortgage-backed securities	-	112,865	-	112,865
Other asset-backed securities	-	86,752	-	86,752
Total available-for-sale securities	6,074	2,458,510	27	2,464,611
Equity securities	34,910	1,093	2,020	38,023
Trading securities	-	16,300	-	16,300
Cash and cash equivalents	285,074	262,495	-	547,569
Separate accounts	-	2,659,520	-	2,659,520
Total fair value assets	$326,058	$5,397,918	$2,047	$5,726,023
Fair value liabilities:
Separate accounts	$-	$2,659,520	$-	$2,659,520
Total fair value liabilities	$-	$2,659,520	$-	$2,659,520

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30, (1)
	2021	2020	2021	2020
	(In thousands)
Level 3 assets, beginning of period	$3,336	$5,268	$2,047	$585
Net unrealized gains (losses) included in other comprehensive income	1	-	1	2
Realized gains (losses) and accretion (amortization) recognized in earnings	(125)	(444)	(359)	(452)
Purchases	2,068	2,999	3,067	2,999
Settlements	(1)	(4,624)	(2,191)	(4,970)
Transfers into Level 3	-	-	2,714	5,035
Transfers out of Level 3	(1,501)	-	(1,501)	-
Level 3 assets, end of period	$3,778	$3,199	$3,778	$3,199
(1)

Activities for investments that enter Level 3 in one quarter and exit Level 3 in another quarter within the same fiscal year are not eliminated until year-end when only the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and nine months ended September 30, 2021 and 2020.

The carrying values and estimated fair values of our financial instruments were as follows:

	September 30, 2021		December 31, 2020
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,595,504	$2,595,504	$2,464,611	$2,464,611
Fixed-maturity security (held-to-maturity) (3)	1,376,090	1,565,048	1,346,350	1,606,208
Short-term investments (available-for-sale)	40,037	40,037	-	-
Equity securities	40,946	40,946	38,023	38,023
Trading securities	26,251	26,251	16,300	16,300
Policy loans (3)	28,079	28,079	30,199	30,199
Deposit asset underlying 10% coinsurance agreement (3)	233,307	233,307	236,865	236,865
Separate accounts	2,672,606	2,672,606	2,659,520	2,659,520
Liabilities:
Senior notes(1) (2)	$374,702	$387,424	$374,415	$399,377
Surplus note (1) (3)	1,375,559	1,558,422	1,345,772	1,596,599
Separate accounts	2,672,606	2,672,606	2,659,520	2,659,520
(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a Level 2 fair value measurement.
(3)	Classified as a Level 3 fair value measurement.

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

Details on in-force life insurance were as follows:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Direct life insurance in-force	$896,476,313	$861,392,223
Amounts ceded to other companies	(770,716,926)	(742,356,917)
Net life insurance in-force	$125,759,387	$119,035,306
Percentage of reinsured life insurance in-force	86%	86%

Benefits and claims ceded to reinsurers during the three and nine months ended September 30, 2021 were $486.7 million and  $1,474.6 million, respectively, compared to $399.7 million and $1,209.3 million, respectively, for the three and nine months ended September 30, 2020.

Reinsurance recoverables as of September 30, 2021 and December 31, 2020 include ceded reserve balances, ceded claim liabilities, and ceded claims paid. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	September 30, 2021		December 31, 2020
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,592,296	NR	$2,654,698	NR
SCOR Global Life Reinsurance Companies (3)	419,469	A+	395,804	A+
Munich Re of Malta (2) (5)	278,165	NR	285,350	NR
Swiss Re Life & Health America Inc. (4)	259,970	A+	251,409	A+
American Health and Life Insurance Company (2)	160,524	B++	163,082	B++
Munich American Reassurance Company	142,830	A+	137,312	A+
RGA Reinsurance	139,074	A+	125,492	A+
Korean Reinsurance Company	129,953	A	123,568	A
Hannover Life Reassurance Company	48,544	A+	41,201	A+
TOA Reinsurance Company	40,163	A	34,212	A
All other reinsurers	74,935	-	68,920	-
Allowance for credit losses	(7,601)		(7,144)
Reinsurance recoverables	$4,278,322		$4,273,904

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$7,654	$5,602	$7,144	$3,917
Current period provision for expected credit losses	-	-	510	1,685
Less: Recoveries from expected credit losses previously recorded	(53)	(8)	(53)	(8)
Balance, at the end of period	$7,601	$5,594	$7,601	$5,594

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Nine months ended September 30,
	2021	2020
	(In thousands)
Policy claims and other benefits payable, beginning of period	$519,711	$339,954
Less reinsured policy claims and other benefits payable	545,857	388,797
Net balance, beginning of period	(26,146)	(48,843)
Incurred related to current year	207,542	171,485
Incurred related to prior years (1)	(121)	(4,145)
Total incurred	207,421	167,340
Claims paid related to current year, net of reinsured policy claims received	(276,730)	(208,117)
Reinsured policy claims received related to prior years, net of claims paid	36,439	60,355
Total paid	(240,291)	(147,762)
Foreign currency translation	44	(165)
Net balance, end of period	(58,972)	(29,430)
Add reinsured policy claims and other benefits payable	616,097	497,039
Balance, end of period	$557,125	$467,609
(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period-end and the actual incurred claims reported after period-end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity, adjusted for any current new trends and conditions, and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Nine months ended September 30,
	2021	2020
	(In thousands)
Common stock, beginning of period	$39,306	$41,207
Shares issued for stock options exercised	10	-
Shares of common stock issued upon lapse of restricted stock units (“RSUs”)	204	287
Common stock retired	(49)	(2,120)
Common stock, end of period	$39,471	$39,374

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of September 30, 2021, we had a total of 269,745 RSUs and 73,062 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares issued could be higher or lower based on actual versus targeted performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

 On February 9, 2021, our Board of Directors authorized a share repurchase program (“Share Repurchase Program”) for up to $300.0 million of our outstanding common stock for purchases through June 30, 2022. We are under no obligation to repurchase shares under the Share Repurchase Program. There were no repurchases during the quarter and, as a result, $300.0 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of September 30, 2021.

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

In calculating basic EPS, we deduct from net income any dividends and undistributed earnings allocated to unvested RSUs and then divide the result by the weighted-average number of common shares and vested RSUs outstanding for the period. We also deduct from the numerator any periodic adjustments recognized when the redemption value of Redeemable NCI exceeds its carrying value as discussed in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies).

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

The calculation of basic and diluted EPS was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income attributable to Primerica, Inc.	$112,456	$112,101	$338,489	$286,080
Income attributable to unvested participating securities	(458)	(493)	(1,403)	(1,239)
Net income used in calculating basic EPS	$111,998	$111,608	$337,086	$284,841
Denominator:
Weighted-average vested shares	39,561	39,588	39,516	40,281
Basic EPS	$2.83	$2.82	$8.53	$7.07

Diluted EPS:
Numerator:
Net income attributable to Primerica, Inc.	$112,456	$112,101	$338,489	$286,080
Income attributable to unvested participating securities	(457)	(492)	(1,399)	(1,236)
Net income used in calculating diluted EPS	$111,999	$111,609	$337,090	$284,844
Denominator:
Weighted-average vested shares	39,561	39,588	39,516	40,281
Dilutive effect of incremental shares to be issued for contingently-issuable shares	118	122	121	115
Weighted-average shares used in calculating diluted EPS	39,679	39,710	39,637	40,396
Diluted EPS	$2.82	$2.81	$8.50	$7.05

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

The impact of equity awards granted under the OIP are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Equity awards expense recognized	$2,369	$2,219	$16,561	$15,737
Equity awards expense deferred	2,048	2,542	7,227	7,501

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

We also recognize equity award expense for shares in Primerica Health that were exchanged as part of the acquisition of e-TeleQuote. During the three and nine months ended September 30, 2021, we recognized a net decrease in equity awards expense of approximately $1.0 million, primarily related to the mark to fair value for Liability-classified Equity Shares. Refer to Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for further explanation on the Liability-classified Equity Shares.

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of September 30, 2021, the amount of the LOC outstanding was $166.4 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of September 30, 2021, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(11) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(5,892)	$6,312	$6,490	$(9,055)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(5,892)	$6,312	$6,490	$(9,055)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(13,796)	$15,347	$(52,669)	$49,624
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(2,991)	3,276	(11,653)	10,900
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(10,805)	12,071	(41,016)	38,724
			…
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(1,879)	(50)	(3,052)	3,128
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(395)	(11)	(641)	657
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(1,484)	(39)	(2,411)	2,471
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(12,289)	$12,032	$(43,427)	$41,195

(12) Debt

Senior Notes. As of September 30, 2021, the Company had $375.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 4.75% that are scheduled to mature on July 15, 2022. As of September 30, 2021, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three and nine months ended September 30, 2021.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2020 Annual Report.

Notes Issued to Seller of Business. On July 1, 2021, as part of the acquisition of e-TeleQuote, Primerica Health issued a $15.0 million unsecured, subordinated note, guaranteed by the Parent Company, to Etelequote Limited’s (“Etelequote Bermuda”) majority shareholder (the “Majority Shareholder Note”). The Majority Shareholder Note matures and is payable in cash on July 1, 2022.  The rate of interest payable is 1.5% per annum. Due to the short maturity of the Majority Shareholder Note, its fair value approximates its carrying value.

Surplus Note. As of September 30, 2021, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.4 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 3 (Investments).

Revolving Credit Facility. On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a LIBOR rate loan, or a base rate loan. LIBOR rate loans bear interest at a periodic rate equal to one-, three-, six-, or 12-month LIBOR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month LIBOR plus 1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. As of September 30, 2021, $125.0 million was drawn under the Revolving Credit Facility. As of September 30, 2021, we were in compliance with the covenants of the Revolving Credit Facility.  Furthermore, no events of default have occurred under the Revolving Credit Facility in the three and nine months ended September 30, 2021.

(13) Revenue from Contracts with Customers

Our revenues from contracts with customers primarily include:

•

Commissions and fees earned for the marketing and distribution of investment and savings products underwritten by mutual fund companies and annuity providers. For purposes of revenue recognition, mutual fund companies and annuity providers are considered the customers in marketing and distribution arrangements;

•	Fees earned for investment advisory and administrative services within our managed investments program;
•	Account-based fees for transfer agent recordkeeping functions and non-bank custodial services;
•	Commissions and fees earned from the distribution of Medicare-related insurance products on behalf of health insurance carriers;
•	Marketing development revenue earned for selling Medicare-related insurance products on behalf of health insurance carriers, which is recorded in Other, net revenue;
•	Fees associated with the distribution of other third-party financial products; and
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

Further discussion on the Company’s revenues from contracts with customers and revenue recognition policies other than those discussed above are included in Note 18 (Revenue from Contracts with Customers) to our consolidated financial statements within our 2020 Annual Report.  Discussion of e-TeleQuote’s revenues from contracts with customers and revenue recognition policies is below.

Commissions and fees earned from the distribution of Medicare-related insurance products on behalf of health insurance carriers.

As a result of the acquisition of e-TeleQuote, the Company distributes Medicare-related insurance policies to eligible Medicare participants offered by third-party health insurance carriers. e-TeleQuote receives initial commissions and renewal commissions from health insurance carriers for enrollments in policies it has distributed. The Company recognizes commission revenue in accordance with the following five steps outlined in ASC 606 discussed in further detail below:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company’s customers are the health insurance carriers that it contracts with to distribute Medicare-related insurance policies on their behalf.

The Company reviews each contract with customers to determine what promises the Company must deliver and which of these promises are capable of being distinct in the context of the contract. The identification and delivery of new policyholders to the health insurance carriers is the only material promise specified within the contracts. After a policy is approved by the health insurance carrier, the Company has no material additional or recurring obligations to the policyholder or the health insurance carrier. The Company’s performance obligation is complete when a health insurance carrier has received and approved an insurance application. The Company’s contracts do not include downstream policyholder activities such as claims support or payment collection services.

The transaction price is identified as the first-year commission due upon the initial approval of a policy as well as an estimate of renewal commission, which we define collectively as the Lifetime value of commissions. Commissions earned are determined based on the health insurance carrier, where the insured is based, and the month in which the policy becomes effective. The commissions are based on contractually agreed upon rate cards for which guidance and ranges are set by the regulatory body – Centers for Medicare and Medicaid Services (“CMS”).

To estimate LTV, the Company utilizes the expected value approach. This approach incorporates historical lapse experience and effective commission rates, an estimate of chargebacks for paid policies that are disenrolled in the first policy year, and forecasted renewal commissions. The estimate of initial and renewal commissions is considered variable consideration and requires significant judgment in determining the number of approved policies that will become disenrolled and the number of periods in which policyholders will remain enrolled. We apply a constraint on our estimate of renewal commissions based on historical experience so that it is probable that a significant reversal in the amount of cumulative revenue will not occur. The uncertainty associated with the variable consideration is subsequently resolved each period the policy remains enrolled or renews.

The Company recognizes the expected Lifetime value of commission revenue by applying the use of a portfolio approach to policies grouped together by the health insurance carrier, Medicare product type, and period the policy was approved by the health insurance carrier (referred to as a “cohort”). This approach to estimating the commissions expected to be collected for each cohort involves the evaluation of various factors, including but not limited to, contracted commission rates, insurance carrier mix, disenrollment experience, and renewal persistency rates.

We recognize revenue for approved applications during the period by applying the latest estimated constrained LTV. We recognize adjustments to revenue for approved applications in prior periods when our cash collections are different from the estimated constrained LTVs. Adjustments to revenue occur when actual cash collections have indicated a trend that is different from the estimated constrained LTV for the revenue at the time of approval. Adjustments to revenue can be positive or negative and we recognize positive adjustments to revenue when we do not believe it is probable that a significant reversal of cumulative revenue will occur.

Disaggregation of Revenue from Contracts with Customers.

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$12,476	$12,717	$36,601	$34,311
Total segment revenues from contracts with customers	12,476	12,717	36,601	34,311
Revenues from sources other than contracts with customers	388,975	345,082	1,130,415	979,467
Total Term Life Insurance segment revenues	$401,451	$357,799	$1,167,016	$1,013,778

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$95,229	$65,600	$298,057	$209,304
Asset-based revenues	97,184	71,970	275,084	203,629
Account-based revenues	21,456	21,008	64,424	61,690
Other, net	3,094	3,034	9,001	8,322
Total segment revenues from contracts with customers	216,963	161,612	646,566	482,945
Revenues from sources other than contracts with customers (segregated funds)	16,374	14,725	48,204	42,606
Total Investment and Savings Products segment revenues	$233,337	$176,337	$694,770	$525,551

Senior Health segment revenues:
Commissions and fees	$21,558	N/A	$21,558	N/A
Other, net	1,378	N/A	1,378	N/A
Total Senior Health segment revenues	$22,936	N/A	$22,936	N/A

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$17,995	$11,999	$47,202	$29,930
Other, net	1,103	923	2,978	2,742
Total segment revenues from contracts with customers	19,098	12,922	50,180	32,672
Revenues from sources other than contracts with customers	16,417	21,403	50,736	47,212
Total Corporate and Other Distributed Products segment revenues	$35,515	$34,325	$100,916	$79,884

Renewal Commissions Receivable. For revenue associated with ongoing renewal commissions in our Senior Health and Corporate and Other Distributed Products segments, we record a renewal commission receivable asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the satisfaction of the performance obligation, less amounts that are constrained in the accompanying unaudited condensed consolidated balance sheets.

Activity in the Renewal commissions receivable account was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Senior Health segment:
Balance, beginning of period	$-	N/A	$-	N/A
Contract balances acquired as part of business combination	199,575	N/A	199,575	N/A
Commissions revenue	16,526	N/A	16,526	N/A
Less: collections	(6,842)	N/A	(6,842)	N/A
Balance, at the end of period	$209,259	N/A	$209,259	N/A

Corporate and Other Distributed Products segments:
Balance, beginning of period	$56,683	$52,523	$54,845	$51,701
Commissions revenue	8,810	6,618	21,969	18,435
Less: collections	(5,800)	(5,579)	(17,121)	(16,574)
Balance, at the end of period	$59,693	$53,562	$59,693	$53,562

No significant estimate adjustments were made to renewal commissions receivable during the three and nine months ended September 30, 2021 and 2020.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(14) Acquisition

On July 1, 2021, the Company acquired an 80% interest, as described in the next paragraph, in the operating subsidiaries of Etelequote  Bermuda, including e-TeleQuote, a Florida corporation that is a senior health insurance distributor of Medicare-related insurance policies in all 50 states and Puerto Rico (the “Acquisition”).

The Company’s recently formed subsidiary, Primerica Health, purchased from the shareholders of Etelequote Bermuda (the “selling shareholders”) 100% of the issued and outstanding capital stock of e-TeleQuote and its subsidiaries for consideration of (i) approximately $350 million in cash, (ii) replacement of e-TeleQuote’s debt as of the closing date of $146 million with intercompany funding provided by the Parent Company, (iii) a $15 million Majority Shareholder Note and (iv) common shares of Primerica Health constituting 20% of the total issued and outstanding shares of capital stock of Primerica Health that were issued to Etelequote Bermuda’s minority shareholders, most of which include or are beneficially owned by e-TeleQuote’s management (“Noncontrolling Equity Holders”). Under the terms of the e-TeleQuote Shareholders’ Agreement, the Parent Company will purchase the remaining 20% stake over a period of up to four years through a series of call and put rights. The purchase agreement also contemplates the potential for contingent consideration (the “Earnout”) of up to $50 million to be paid by the Parent Company to the selling shareholders in the form of earnout payments of up to $25 million in each of 2022 and 2023 based on e-TeleQuote achieving a level of earnings as described in the purchase agreement. Selling shareholders who are members of e-TeleQuote’s management must be employed by e-TeleQuote on the dates the Earnout is paid to receive the payment unless terminated by the Company without cause, by the employee for good reason, or due to death or disability. We have not recognized a liability for the Earnout as its acquisition date fair value is estimated to be zero.

The following table presents the preliminary purchase price allocation recorded in the Company’s unaudited condensed consolidated balance sheets as of the acquisition date, which is subject to finalization for estimates of the assets acquired and liabilities assumed as of the acquisition date, including but not limited to tangible assets, intangible assets and tax-related items, and the related tax effects of any changes made:

Preliminary Purchase Price Allocation
(In thousands)
Assets:
Cash and cash equivalent	$1,080
Accounts receivables	692
Renewal commissions receivable	199,575
Other assets	15,705
Intangible assets	162,000
Goodwill	224,180
Total assets	603,232

Liabilities:
Accounts payable and accrued expenses	8,785
Deferred tax liability	65,425
Other liabilities	10,046
Total liabilities	84,256
Net assets acquired	$518,976

Temporary Stockholders' Equity:
Redeemable noncontrolling interests	$8,437
Total temporary stockholders' equity	$8,437

Intangible assets identified in the acquisition of the business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date).  The primary intangible assets identified were customer relationships with health insurance carriers of $159.0 million with an estimated useful life of 15 years. The Company will amortize the intangible assets acquired on a straight-line basis over their estimated useful lives.

Goodwill is calculated as the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed.  The goodwill created in the acquisition is not deductible for tax purposes. The Company tests goodwill for impairment on an annual basis and whenever events occur or circumstances change that would indicate the carrying value of goodwill may be impaired. All of the Company’s goodwill was obtained as a result of the e-TeleQuote acquisition, which has been designated as a separate operating segment called Senior Health. Therefore, goodwill has been allocated solely to the Senior Health segment and will be evaluated for impairment at the Senior Health segment level. The Company will perform the annual goodwill impairment assessment as of July 1, 2022.

Included in Other liabilities is the portion of the fair value of the Liability-classified Equity Shares not subject to forfeiture, which was estimated to be approximately $3 million as of the July 1, 2021 acquisition date.

Transaction costs related to the e-TeleQuote acquisition included within Other operating expenses on the unaudited condensed consolidated statements of income were $10.0 million and $12.1 million, respectively, for the three and nine months ended September 30, 2021.

The following unaudited summary represents e-TeleQuote’s actual statements of income for the three and nine months of September 30, 2021:

Three and nine months ended September 30, 2021
(in thousands)
Revenue	$22,936
Net income (loss)	(7,349)

The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the three and nine months ended September 30, 2021 and 2020 and the unaudited results of e-TeleQuote for the three and nine months ended September 30, 2021 and 2020, and assumes that the e-TeleQuote acquisition, which closed on July 1, 2021, was completed on January 1, 2020 (the first day of fiscal year 2020).  The pro forma consolidated financial information has been calculated after applying adjustments for amortization expense of acquired intangible assets and the consequential tax effect.  These pro forma results have been prepared for comparative purpose only and do not purport to be indicative of the operating results of the Company that would have been achieved had the e-TeleQuote acquisition actually taken place on January 1, 2020.  In addition, these results are not intended to project future results and do not reflect events that may occur after September 30, 2021 including, but not limited to, revenue enhancements, cost savings or operating synergies that the Company may achieve as a result of the e-TeleQuote acquisition.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$693,240	$598,272	$2,050,898	$1,711,256
Net income (loss)	108,873	107,806	326,770	288,017

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2020 to September 30, 2021. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2020 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•	Business Overview
•	Business Trends and Conditions
•	Factors Affecting Our Results
•	Critical Accounting Estimates
•	Results of Operations
•	Financial Condition
•	Liquidity and Capital Resources

Business Overview

We are a leading provider of financial products to middle-income households in the United States and Canada primarily through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We historically have had two primary operating segments, Term Life Insurance and Investment and Savings Products, and a third segment, Corporate and Other Distributed Products.  On July 1, 2021, we acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our recently formed subsidiary, Primerica Health, Inc. (“Primerica Health”). e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents.  Beginning July 1, 2021, the Company has reported the operations of e-TeleQuote as its own operating segment called Senior Health. e-TeleQuote licensed health insurance agents are employees of e-TeleQuote.

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

Senior Health. In the United States, we distribute Medicare-related insurance products nationwide to eligible Medicare participants and enroll them in coverage utilizing e-TeleQuote’s team of licensed health insurance agents. The health insurance products we distribute are underwritten and administered by third-party health insurance carriers and primarily consist of Medicare Advantage enrollments. Contract acquisition costs are incurred upfront when policy applications are approved and include costs associated with generating or acquiring leads as well as fees paid to Primerica Senior Health certified independent sales representatives as well as  compensation, licensing, and training costs incurred for e-TeleQuote’s workforce of licensed health insurance agents. We receive compensation from the health insurance carriers in the form of initial commissions when eligible Medicare participants are enrolled and renewal commissions, upon the anniversary of the effective date, for as long as policies remain in-force.

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

Business Trends and Conditions

The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle-income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers, which can drive or dampen recruiting. Similarly, these conditions also affect e-TeleQuote’s ability to recruit and retain licensed health insurance agents. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, interest rates and equity market returns impact consumer demand for the savings and investment products we distribute. Our customers’ perception of the strength of the capital markets may influence their decisions to invest in the investment and savings products we distribute.

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

The ongoing coronavirus COVID-19 (“COVID-19”) pandemic has continued to impact our business in 2021, as discussed in more detail later in this section, the Results of Operations section, and the Financial Condition section. We expect COVID-19 will continue to create uncertainty in the following business trends and conditions:

•

Businesses are repopulating their facilities and people are resuming their pre-pandemic activities. The focus on licensing by new recruits is challenging as the reopening expands. Meanwhile, most states are getting back to normal testing capacity and candidates have more flexibility to access pre-licensing classes with both in-person and remote options becoming available. However, the threat of mutations of COVID-19, including the Delta variant, continue to create uncertainty.  As a result, repopulation and other activities could experience additional periods of slowdown.  The timing and extent of the impact these dynamics will have on licensing activity in future periods remains uncertain.

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

•

To date, the impact of COVID-19 has led to high levels of persistency throughout all policy durations and increased policy sales as a result of strong public sentiment towards owning life insurance products. It is unknown how long these trends will continue and to what level persistency will normalize as the current fear associated with the COVID-19 pandemic subsides. We have started to see policy sales trend back to pre-COVID-19 pandemic levels. Refer to the Factors Affecting Our Results section for more information about how persistency impacts our financial results.

The effects of business trends and conditions on our quarterly results are discussed below, in the Results of Operations section, and in the Financial Condition section.

Size of the Independent Sales Force.

Our ability to increase the size of the independent sales force is largely based on the success of the independent sales force’s recruiting efforts as well as training and motivating recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to independent sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the independent sales force. Changes in the number of new recruits do not always result in commensurate changes in the size of the licensed independent sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

Details on new recruits and life-licensed independent sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
New recruits	91,884	101,861	275,802	319,746
New life-licensed independent sales representatives	9,381	13,138	30,326	35,987

The size of the life-licensed independent sales force was as follows:

	September 30, 2021	September 30, 2020
Life-licensed independent sales representatives	130,023	136,306

The number of new recruits decreased during the three and nine months ended September 30, 2021 compared to the same periods in 2020. The year-over-year comparisons were impacted by various recruiting incentives in the prior year introduced to help overcome the challenges posed by the COVID-19 pandemic. We also noted that the impact of the lockdown in 2020 at the onset of the COVID-19 pandemic benefited recruiting results in the 2020 periods as the independent sales force had a more captive focus on recruiting activities.

New life-licensed sales representatives decreased during the three and nine months ended September 30, 2021 compared to the same periods in 2020. The additional flexibility provided by a remote workplace and web-conferencing options allow us to reach a broader audience. However, remote learning options have not been as effective as in-person learning in achieving licensing results.

The Company had 130,023 independent life-licensed representatives as of September 30, 2021 compared to 136,306 as of September 30, 2020.  The number of independent life-licensed representatives as of September 30, 2021 included approximately 800 individuals with COVID-19 temporary licenses or extended renewal dates, the majority of which are not expected to remain as part of our independent sales force by the end of the year.  At September 30, 2020, approximately 9,700 individuals with COVID-19 temporary licenses or extended renewal dates were included in the life-licensed independent sales representatives total of 136,306, some of which ultimately did not take the steps necessary to obtain a permanent license or did not renew their license.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Average number of life-licensed independent sales representatives	130,753	135,083	131,834	132,275
Number of new policies issued	75,914	100,199	248,652	265,561
Average monthly rate of new policies issued per life-licensed independent sales representative	0.19	0.25	0.21	0.22

New policies issued during the three months ended September 30, 2021 normalized toward pre-pandemic levels compared to historically elevated levels experienced during the comparable period in 2020. The onset of the COVID-19 pandemic highlighted the need for protection products; leading to a surge of new policies issued in 2020, which was the most pronounced during the third quarter of 2020. Issued policies during the nine months ending September 30, 2021 also reflect strong demand for protection products but were lower when compared with the elevated level of policies issued during the nine months ending September 30, 2020,  Productivity during the three and nine months ending September 30, 2021, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was in line with our historical range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2021	% of beginning balance	2020	% of beginning balance	2021	% of beginning balance	2020	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$886,519		$821,998		$858,818		$808,262
Net change in face amount:
Issued face amount	26,219	3%	30,104	4%	82,843	10%	81,079	10%
Terminations	(16,241)	(2)%	(13,733)	(2)%	(48,187)	(6)%	(46,343)	(6)%
Foreign currency	(2,479)	*	1,858	*	544	*	(2,771)	*
Net change in face amount	7,499	1%	18,229	2%	35,200	4%	31,965	4%
Face amount in force, end of period	$894,018		$840,227		$894,018		$840,227
*	Less than 1%.

The face amount of term life policies in-force increased 1% and 4%, respectively, for the three and nine months ended September 30, 2021 as the level of face amount issued continued to exceed the face amount terminated. The net change in face amount during the three months ending September 30, 2021 was more muted than the comparable period in 2020 primarily due to peak sales and persistency experienced in 2020. As a percentage of the beginning face amount in-force, issued face amount as well as terminated face amount during the nine months ended September 30, 2021 remained consistent with the comparable 2020 period and illustrate the strong demand for both buying and maintaining protection products during both nine-month periods.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$1,563	$1,064	$499	47%	$4,942	$3,189	$1,753	55%
Annuities and other	721	469	252	54%	2,233	1,631	602	37%
Total sales-based revenue generating product sales	2,284	1,533	751	49%	7,175	4,820	2,355	49%
Managed investments	387	223	164	74%	1,099	669	430	64%
Segregated funds and other	120	85	35	42%	410	284	126	44%
Total product sales	$2,791	$1,841	$950	52%	$8,684	$5,773	$2,911	50%
Average client asset values:
Retail mutual funds	$57,780	$43,729	$14,051	32%	$54,954	$41,177	$13,777	33%
Annuities and other	25,778	20,997	4,781	23%	24,886	19,998	4,888	24%
Managed investments	6,362	4,325	2,037	47%	5,857	4,034	1,823	45%
Segregated funds	2,732	2,461	271	11%	2,688	2,373	315	13%
Total average client asset values	$92,652	$71,512	$21,140	30%	$88,385	$67,582	$20,803	31%

The rollforward of asset values in client accounts was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2021	% of beginning balance	2020	% of beginning balance	2021	% of beginning balance	2020	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$91,735		$68,224		$81,533		$70,537
Net change in asset values:
Inflows	2,791	3%	1,841	3%	8,684	11%	5,773	8%
Redemptions	(1,756)	(2)%	(1,334)	(2)%	(5,341)	(7)%	(4,110)	(6)%
Net flows	1,035	1%	507	1%	3,343	4%	1,663	2%
Change in fair value, net	(681)	(1)%	3,669	5%	6,840	8%	776	1%
Foreign currency, net	(323)	*	206	*	50	*	(370)	(1)%
Net change in asset values	31	*	4,382	6%	10,233	13%	2,069	3%
Asset values, end of period	$91,766		$72,606		$91,766		$72,606
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	Positions	%	2021	2020	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,192	2,072	120	6%	2,155	2,050	105	5%
Recordkeeping only	762	685	77	11%	739	672	67	10%
Total average number of fee- generating positions	2,954	2,757	197	7%	2,894	2,722	172	6%
(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Three Months Ended September 30, 2021

Product sales. Investment and savings products sales increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 led by higher sales of variable annuities, retail mutual funds, and managed investments.  This increase is mainly due to the continued strength in equity market conditions that have fueled investor confidence and emphasis on the importance of saving for the future.

Average client asset values. Average client asset values increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to continued market appreciation between the periods and continued positive net flows.

Rollforward of client asset values. Ending client asset values increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to continued inflows from product sales, which outpaced redemptions. Market performance was down slightly during the three months ended September 30, 2021 compared to strong market performance in the comparable 2020 period due to a significant recovery from initial lows experienced at the onset of the COVID-19 pandemic.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Nine Months Ended September 30, 2021

Product sales. Investment and savings products sales increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the same factors discussed above in the three-month comparison.

Average client asset values. Average client asset values increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the continued market appreciation between the periods and continued positive net flows.  In addition, average client asset values in 2020 were negatively impacted by the initial market reaction to economic uncertainty associated with the onset of the COVID-19 pandemic.

Rollforward of client asset values. Ending client asset values increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to overall market appreciation experienced throughout 2021. Comparatively, the impact of market performance caused client asset values to remain relatively flat during the nine months ended September 30, 2020 as the market  recovered from the initial reaction to the COVID-19 pandemic. Elevated net flows also contributed to the increase in client asset values during the nine months ended September 30, 2021 versus the prior year period.

Average number of fee-generating positions. The average number of fee-generating positions increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the same factors discussed above in the three-month comparison.

Senior Health Key Performance Indicators.

Submitted Policies and Approved Policies

Submitted policies. Submitted policies represents the number of completed applications that, with respect to each such application, the applicant has authorized us to submit to the health insurance carrier. The applicant may need to take additional actions, including providing subsequent information, before the application is reviewed by the health insurance carrier.

Approved policies. Approved policies represent an estimate of submitted policies approved by the health insurance carriers for the identified product during the indicated period. Not all approved policies will go in force. In general, the relationship between submitted policies and approved policies has been seasonally consistent over time.  Therefore, factors impacting the number of submitted policies generally impact the number of approved policies.

The number of Senior Health submitted policies and approved policies were as follows:

	Three and nine months ended September 30,
	2021	2020
Number of Senior Health submitted policies	20,867	N/A
Number of Senior Health approved policies	18,276	N/A

The number of Senior Health submitted policies and approved policies are unchanged for the three and nine months ended September 30, 2021 with no comparable period metrics due to our acquisition of e-TeleQuote on July 1, 2021.

Primerica Senior Health certified independent sales representatives

The acquisition of e-TeleQuote allows Primerica independent sales representatives to generate leads in a cost-effective manner by referring eligible Medicare participants for enrollment in policies distributed by e-TeleQuote.

The number of Primerica Senior Health certified independent sales representatives equals the number of Primerica independent sales representatives who have completed the required certification and are eligible to refer participants for enrollment in policies distributed by e-TeleQuote. The number of submitted policies sourced by Primerica independent sales representatives measures the number Senior Health submitted policies originated through Primerica independent sales force.

	September 30, 2021	September 30, 2020
Primerica Senior Health certified independent sales representatives	17,588	N/A
Submitted policies sourced by Primerica independent sales representatives	319	N/A

The number of Primerica Senior Health certified independent sales representatives and submitted policies sourced by Primerica independent sales representatives are unchanged for the three and nine months ended September 30, 2021 with no comparable period metrics due to our acquisition of e-TeleQuote on July 1, 2021. The metrics above represent the initial launch of the referral program with certifications beginning midway through the quarter followed by policy submissions by e-TeleQuote’s licensed health insurance agents commencing towards the end of the quarter.

Our Senior Health segment experiences notable seasonality with the strongest demand occurring in the fourth quarter due to the Medicare Annual Election Period (“AEP”) from October 15th to December 7th.  We also experience seasonally higher demand in the first quarter due to the Medicare Open Enrollment Period from January 1st to March 31st, which allows individuals to switch Medicare Advantage plans.  Meanwhile, the second and third quarters experience seasonally lower demand as the focus for submitted policies is limited to participants that are dual eligible (Medicare and Medicaid), qualify for a special enrollment period, aged into Medicare or are enrolling off of an employer-sponsored plan.

Lifetime value of commissions and Contract acquisition costs

Lifetime value of commissions (“LTV”). LTV represents the cumulative total of commissions estimated to be collected over the expected life of a policy for policies approved during the period. For more information on LTV, refer to Note 13 (Revenue from Contracts with Customers) of our unaudited condensed consolidated financial statements and the Factors Affecting our Results – Senior Health Segment section of MD&A included elsewhere in this report.

Contract acquisition costs (“CAC”). CAC represents the total direct costs incurred to acquire an approved policy during the period.  CAC are primarily comprised of the costs associated with generating or acquiring leads including fees paid to Primerica certified senior health representatives as well as compensation, licensing, and training costs associated with the workforce of e-TeleQuote licensed health insurance agents. We incur the entire cost of approved policies prior to enrollment, and prior to receiving our first commission related payment.

Per unit metrics for the LTV and CAC per approved policy measure our ability to profitably distribute Senior Health insurance products.

The LTV per approved policy, CAC per approved policy, and the ratio of LTV to CAC per approved policy during the period were as follows:

	Three and nine months ended September 30,
	2021	2020
LTV per policy approved during the period	$1,180	N/A
CAC per policy approved during the period	$1,292	N/A
LTV/CAC per approved policy	0.91	N/A

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy are unchanged for the three and nine months ended September 30, 2021 with no comparable period metrics due to our acquisition of e-TeleQuote on July 1, 2021. Contract acquisition costs per policy are generally highest in the third quarter as we onboard new agents in anticipation of AEP and administer annual regulatory training for our agents.

Other business trends and conditions.

Standards of care. The Securities and Exchange Commission’s (“SEC”) regulation Best Interest (“Reg BI”), which establishes a “best interest” standard of conduct and imposes certain disclosure requirements, went into effect on June 30, 2020.  Its higher standards of care and enhanced obligations increase regulatory and litigation risk. In addition, on December 15, 2020, the Department of Labor (“DOL”) published an interpretation of, and class exemption regarding, the rules governing fiduciary investment advice with respect to Individual Retirement Accounts (“IRAs”) and other retirement accounts (the “DOL Rule”). The effective date of the DOL Rule was February 16, 2021 and the DOL extended its non-enforcement policy through January 31, 2022 with the enforcement of specific requirements extended through June 30, 2022. The DOL Rule imposes a higher standard of care and enhanced obligations that require sales process changes and increase regulatory and litigation risk to our business. The interpretation and enforcement of Reg BI and the DOL Rule by the SEC and the DOL, respectively, remain uncertain and could have the potential to disrupt our investment and savings products business in the U.S.

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

Restrictions on compensation models in Canada. The organization of provincial and territorial securities regulators (collectively referred to as the “Canadian Securities Administrators” or “CSA”) have published final rule amendments to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). The final amendments have an effective date of June 1, 2022 and the deferred sales charge compensation model is permitted to be used until then. The CSA indicated that the prohibition of upfront sales commissions by fund companies will require firms to discontinue the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada. These rules will result in changes in compensation arrangements with both the fund companies that offer the mutual fund products we distribute and sales representatives. We are finalizing the changes we will make in response to the DSC Ban and expect such changes to reduce near-term financial results, but allow us to realize long-term economics similar to the products we currently sell. For the nine months ended September 30, 2021, Canadian mutual funds represented approximately 13% of our total investment and savings product sales.

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

Senior Health Segment. Our Senior Health segment results are primarily driven by approved policies, LTV per approved policy and tail revenue, CAC per approved policy, and other revenue.

Approved policies. Approved policies represent submitted policies approved by health insurance carriers for the identified product during the indicated period. Not all approved policies will go in force.  In general, the relationship between submitted policies and approved policies has been consistent over time.  Therefore, factors impacting the number of submitted policies generally impact the number of approved policies. Revenue is primarily generated from approved policies and LTVs are recorded when the enrollment is approved by the applicable health insurance carrier partner. Medicare Advantage plans make up the substantial portion of the approved policies we distribute. Approved policies are influenced by the following:

•	the size and growth of the population of senior citizens in the United States;
•	the appeal of government-funded Medicare Advantage plans that provide privately administered healthcare coverage with enhanced benefits relative to original Medicare;
•	our ability to generate and obtain leads for our licensed workforce of e-TeleQuote licensed health insurance agents;
•	our ability to staff and train our e-TeleQuote licensed health insurance agents to manage leads and help eligible Medicare participants through the enrollment process; and
•	our health insurance carrier relationships that allow us to offer plans that most appropriately meet eligible Medicare participants’ needs.

LTV per approved policy and tail revenue. When a policy is approved by the health insurance carrier, commission revenue is recognized based on an estimated LTV per approved policy. LTV per approved policy is the cumulative total of commissions estimated to be collected over the expected life of a policy, subject to constraints applied in accordance with our revenue recognition policy. LTV per approved policy is equal to the sum of the initial commissions, less an estimate of chargebacks for paid policies that are disenrolled in the first policy year, plus forecasted renewal commissions. This estimate is driven by a number of factors, including, but not limited to, contracted commission rates from carriers, carrier mix, expected policy turnover, historical chargeback activity and applied constraints. These factors may result in varying values from period to period.

We recognize adjustments to revenue outside of LTV for approved policies from prior periods when our cash collections are different from the estimated constrained LTV’s which we refer to as tail revenue. The recognition of tail revenue is a result of a change in the estimate of expected cash collections when actual cash collections have indicated a trend that is different from the estimated constrained LTV for the revenue recognized at the time of approval. Tail revenue can be positive or negative and we recognize positive adjustments to revenue when we do not believe it is probable that a significant reversal of cumulative revenue will occur.

CAC per approved policy. Results are also driven by the costs of acquisition, which is defined as the total direct costs incurred per approved policy. Our costs of acquisition are primarily comprised of the cost to generate and acquire leads and the labor, benefits, bonus compensation and training costs associated with our team of e-TeleQuote licensed health insurance agents. We incur our entire cost of approved policies prior to enrollment and prior to receiving our first commission related payment. Factors that impact our costs of acquisition per approved policy include:

•	the market price of externally-generated leads;
•	our ability to efficiently procure internally-generated leads; and
•	the productivity of our e-TeleQuote licensed health insurance agents in converting procured leads into approved policies.

Other revenue. Other revenue recognized in our Senior Health segment includes marketing development revenue received for providing marketing services to certain health insurance carriers. Marketing development revenue provides additional compensation to deliver approved policies and are based on meeting agreed-upon objectives with certain health insurance carriers. Marketing development funds serve to offset contract acquisition costs associated with distribution of approved policies. Agreements for marketing development funds are generally short-term in nature and can vary from period to period.

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

The estimates that we deem to be most critical to an understanding of our results of operations and financial position are those related to DAC, future policy benefit reserves and corresponding amounts recoverable from reinsurers, income taxes, and the valuation of investments. With the acquisition of e-TeleQuote on July 1, 2021, we added renewal commissions receivable and goodwill as critical accounting estimates as described in this section. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Subsequent experience or use of other assumptions could produce significantly different results.

Renewal commissions receivable. e-TeleQuote earns commissions when we enroll insurance policies on behalf of our customers, third party health insurance carriers, and have no further obligations to our customers once an eligible Medicare participant is enrolled. We are entitled to commissions at the time the initial policy is approved by the health insurance carrier and are entitled to renewal commissions for as long as the policy renews. The estimate of renewal commissions is part of the variable consideration recognized and requires significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed. We utilize the expected value approach to do this, incorporating a combination of historical lapse data and effective commission rates to estimate forecasted renewal consideration. We apply a constraint on our estimate of renewal commissions so that it is probable that a significant reversal in the amount of cumulative revenue will not occur. Variable consideration in excess of the amount constrained is recognized in subsequent reporting periods when the uncertainty is resolved.

We utilize a practical expedient to estimate renewal commissions revenue by applying the use of a portfolio approach to policies grouped together by health insurance carrier, Medicare product type, and policy effective date (referred to as a “cohort”). This provides a practical approach to estimating the renewal commissions expected to be collected by evaluating various factors, including but not limited to, contracted commission rates, health insurance carrier mix, and persistency rates. We continuously evaluate the assumptions and inputs into our calculation of renewal commissions revenue and refine our estimates based on current information. There could be situations where new facts or circumstances, that were not available at the time of the initial estimate, may indicate that the renewal commissions receivable recognized is higher or lower than our revised estimate. In those situations, the renewal commissions receivable will be written down or up to its revised expected value by adjusting revenue.

Goodwill. In applying the acquisition method of accounting for the e-TeleQuote business combination, amounts assigned to identifiable assets and liabilities acquired are based on estimated fair values as of the date of acquisition, subject to certain exceptions, with the remainder recorded as goodwill. Significant judgment is used to determine the value of the acquired assets and liabilities as well as the purchase consideration for non-controlling interests. Key assumptions used to develop these estimates include projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, estimates of customer turnover rates, estimates of terminal values, forward-looking estimates of peer company values, and assessment of the probabilities of the earnout metrics.

Goodwill will be tested for impairment annually beginning July 1, 2022 and whenever indicators of impairment arise. Goodwill is tested at the reporting unit level, all of which is attributable to the Senior Health segment reporting unit. The determination of whether the carrying value of the reporting unit exceeds its fair value involves a high degree of estimation and can be affected by a number of industry and company-specific risk factors that are subject to change over time.

During the three and nine months ended September 30, 2021, there were no changes in the accounting methodology for items that we have identified as critical accounting estimates other than as described above. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2020 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021(1)	2020	$	%	2021(1)	2020	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$785,277	$736,606	$48,671	7%	$2,327,804	$2,156,331	$171,473	8%
Ceded premiums	(401,295)	(393,716)	7,579	2%	(1,211,117)	(1,183,090)	28,027	2%
Net premiums	383,982	342,890	41,092	12%	1,116,687	973,241	143,446	15%
Commissions and fees	269,796	185,302	84,494	46%	754,529	547,159	207,370	38%
Investment income net of investment expenses	35,741	37,657	(1,916)	(5)%	106,970	103,333	3,637	4%
Interest expense on surplus note	(15,741)	(14,704)	1,037	7%	(46,382)	(42,250)	4,132	10%
Net investment income	20,000	22,953	(2,953)	(13)%	60,588	61,083	(495)	(1)%
Realized investment gains (losses)	1,410	642	768	*	3,876	(7,645)	11,521	*
Other, net	18,051	16,674	1,377	8%	49,958	45,375	4,583	10%
Total revenues	693,239	568,461	124,778	22%	1,985,638	1,619,213	366,425	23%

Benefits and expenses:
Benefits and claims	183,425	160,166	23,259	15%	535,561	434,625	100,936	23%
Amortization of DAC	62,214	47,491	14,723	31%	182,604	170,979	11,625	7%
Sales commissions	129,268	91,950	37,318	41%	382,465	274,049	108,416	40%
Insurance expenses	51,901	46,109	5,792	13%	149,246	138,572	10,674	8%
Insurance commissions	8,412	9,694	(1,282)	(13)%	25,990	22,871	3,119	14%
Contract acquisition costs	23,524	-	23,524	*	23,524	-	23,524	*
Interest expense	7,529	7,221	308	4%	21,814	21,614	200	1%
Other operating expenses	79,864	59,347	20,517	35%	219,559	181,413	38,146	21%
Total benefits and expenses	546,137	421,978	124,159	29%	1,540,763	1,244,123	296,640	24%
Income before income taxes	147,102	146,483	619	*	444,875	375,090	69,785	19%
Income taxes	35,663	34,382	1,281	4%	107,403	89,010	18,393	21%
Net income	111,439	112,101	(662)	(1)%	337,472	286,080	51,392	18%
Net income attributable to noncontrolling interests	(1,017)	-	(1,017)	*	(1,017)	-	(1,017)	*
Net income attributable to Primerica, Inc.	$112,456	$112,101	$355	*	$338,489	$286,080	$52,409	18%

(1)   Three and nine months ended September 30, 2021 includes Senior Health segment results of operations.

*   Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2021

Total revenues. Total revenues increased during the three months ended September 30, 2021 compared to the same period in 2020 driven by higher commissions and fees earned in the Investment and Savings Products segment and growth in net premiums in the Term Life segment. Commissions and fees earned during the three months ended September 30, 2021 compared to the same period in 2020 increased in part due to higher sales-based revenues driven by strong demand for variable annuity and mutual fund products.  Also contributing to the increase in commissions and fees was growth in asset-based revenues, reflecting higher average client asset values driven by market appreciation and continued positive net flows since the prior year period. The increase in commissions and fees was also impacted by the acquisition of e-TeleQuote as of July 1, 2021. The increase in Term Life net premiums were driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as the layering effect of strong sales of life insurance and significant positive persistency trends experienced across all policy durations as a result of favorable public sentiment for protection products since the onset of the COVID-19 pandemic.

Net investment income decreased during the three months ended September 30, 2021 compared to the same period in 2020 due to a $2.3 million negative impact from lower yields on the invested asset portfolio and a lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting. The lower year-over-year total return of $2.5 million on this deposit asset was due to a positive mark-to-market return in the prior year period as fixed income prices recovered from the low levels seen at the end of the first quarter of 2020. These decreases were partially offset by a $2.0 million positive impact from growth in the invested asset portfolio. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing

Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Other, net revenues increased during the three months ended September 30, 2021 compared to the same period in 2020 primarily due to marketing development revenue recognized in the Senior Health segment as a result of the acquisition of e-TeleQuote on July 1, 2021.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 largely due to higher sales commissions in our Investment and Savings Products segment as a result of the increases in sales-based and asset-based revenues discussed above. Also contributing to the increase were the growth in benefits and claims and amortization of DAC due to growth in our in-force book of business, including persistency, which while favorable to pre-pandemic levels was lower than the peak experience in the prior year period. Benefits and claims also increased due to higher COVID-19 related claims in excess of historical trends during the three months ended September 30, 2021 versus the same period in 2020. Contract acquisition costs also increased total benefits and expense as a result of the acquisition of e-TeleQuote on July 1, 2021. Other operating expenses were higher in the three months ended September 30, 2021 due to growth in the business, various initiatives to support business development, and transaction-related expenses incurred for the acquisition of e-TeleQuote.

Income taxes. Our effective income tax rate for the three months ended September 30, 2021 was 24.2% compared with 23.5% for the three months ended September 30, 2020. The increase in the effective tax rate in 2021 was primarily due to a higher portion of earnings coming from our Canadian operations which incur income taxes at a higher statutory rate than the U.S.

Results for the Nine Months Ended September 30, 2021

Total revenues. Net premiums and Commissions and fees increased during the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the same factors discussed above in the three-month comparison.

Net investment income during the nine months ended September 30, 2021 remained relatively consistent compared to the 2020 period as the impact of lower yields on our invested asset portfolio was generally offset by growth in the size of our invested assets portfolio. Investment income net of investment expenses includes interest earned on our held-to-maturity invested asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements and included elsewhere in this report.

Realized investment gains (losses) increased to a gain during the nine months ended September 30, 2021 compared to a loss in the same period in 2020 in part due to a $1.1 million positive mark-to-market adjustment on equity securities held within our investment portfolio during the nine months ended September 30, 2021 compared to $4.6 million negative mark-to-market adjustment on equity securities held within our investment portfolio in the comparable 2020 period as a result of market reaction to the economic disruption caused by the onset of the COVID-19 pandemic. Also contributing to the realized investment loss during the nine months ended September 30, 2020 was the recognition of $4.3 million of credit losses for specific issuers that operated in distressed industry sectors that were particularly affected by the economic disruption caused by the onset of the COVID-19 pandemic. By comparison, during the nine months ended September 30, 2021, only $0.7 million of credit losses were recognized.

Other, net revenues increased during the nine months ended September 30, 2021 compared to the same period in 2020 largely due to the increase in fees received for access to Primerica Online (“POL”), our primary sales force support tool, during the 2021 period. The increase in these fees is consistent with subscriber growth. Fees collected for POL subscriptions are allocated between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales representatives that are licensed to sell products in each segment. The increase in these fees was accompanied by higher spending reflected in insurance and other operating expenses to support and enhance POL. Also contributing to the increase were marketing development revenues recognized in the Senior Health segment as a result of the acquisition of e-TeleQuote on July 1, 2021.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the factors discussed above in the three-months comparison.

Income taxes. Our effective income tax rate for the nine months ended September 30, 2021 was 24.1% compared with 23.7% for the nine months ended September 30, 2020. The increase in the effective tax rate in 2021 was primarily due to the same factor discussed above in the three-month comparison.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$779,490	$730,273	$49,217	7%	$2,310,504	$2,138,024	$172,480	8%
Ceded premiums	(399,835)	(392,004)	7,831	2%	(1,206,413)	(1,178,155)	28,258	2%
Net premiums	379,655	338,269	41,386	12%	1,104,091	959,869	144,222	15%
Allocated investment income	9,320	6,813	2,507	37%	26,324	19,598	6,726	34%
Other, net	12,476	12,717	(241)	(2)%	36,601	34,311	2,290	7%
Total revenues	401,451	357,799	43,652	12%	1,167,016	1,013,778	153,238	15%
Benefits and expenses:
Benefits and claims	179,696	156,209	23,487	15%	521,148	420,182	100,966	24%
Amortization of DAC	59,287	45,529	13,758	30%	174,106	164,099	10,007	6%
Insurance expenses	50,534	44,800	5,734	13%	145,160	134,272	10,888	8%
Insurance commissions	4,345	5,946	(1,601)	(27)%	13,999	12,115	1,884	16%
Total benefits and expenses	293,862	252,484	41,378	16%	854,413	730,668	123,745	17%
Income before income taxes	$107,589	$105,315	$2,274	2%	$312,603	$283,110	$29,493	10%

Results for the Three Months Ended September 30, 2021

Net premiums. Direct premiums increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 largely due to strong sales of new policies in recent periods that contributed to growth in the in-force book of business.  Also contributing to the increase in direct premiums are high levels of persistency experienced during recent periods as a result of favorable public sentiment for protection products since the onset of the COVID-19 pandemic.  This is partially offset by an increase in ceded premiums, which includes $19.6 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $11.8 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to an increase in the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as our Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims increased during the three months ended September 30, 2021 compared to the same period in 2020 primarily due to higher claims and growth in net premiums.  Total benefits and claims during the three months ended September 30, 2021 includes approximately $16 million in death claims in excess of historical trends driven by $14 million of COVID-19 related claims and approximately $2 million of other claims not identified as COVID-19. Offsetting this increase was approximately $2 million of reduced benefit reserves for policy riders that provide for premiums to be waived due to disability. This compares with approximately $8 million of COVID-19 related claims and approximately $1 million of other claims not identified as COVID-19 in the third quarter 2020. Benefit reserve increases due to higher persistency were approximately $6 million for the three months ended September 30, 2021 compared to approximately $8 million for the same period in 2020.

Amortization of DAC. The amortization of DAC increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to growth in net premiums and lower persistency relative to the peak persistency experienced in the 2020 period. Although lower than the comparable period, persistency remained elevated in 2021 due to continued favorable public sentiment for maintaining protection products since the onset of the COVID-19 pandemic. The significant improvement in persistency has slowed down the amortization of DAC on our existing book of business in relation to pre-pandemic trends by approximately $11 million for the three months ended September 30, 2021 compared to approximately $22 million for the same period in 2020.

Insurance expenses. Insurance expenses increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase in expenses to support growth in the business and employee-related expenses.

Insurance commissions. Insurance commissions decreased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as a result of higher non-deferrable sales force promotional activities offered in the 2020 period to incentivize the sales force during the pandemic.

Results for the Nine Months Ended September 30, 2021

Net premiums. Direct premiums increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the same factors discussed in the three-month comparison. This is partially offset by an increase in ceded premiums, which includes $59.3 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $31.0 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the same factors discussed in the three-month comparison.

Benefits and claims. Benefits and claims increased during the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to higher mortality experience as a result of the COVID-19 pandemic as well as larger reserve increases due to favorable persistency trends and growth in net premiums. Total benefits and claims experience increased during the nine months ended September 30, 2021 by approximately $44 million of claims in excess of historical trends compared to approximately $19 million of excess claims in the same period in 2020.  Nearly all of the increase in claims is due to COVID-19.  Benefit reserve increases due to higher persistency were approximately $19 million for the nine months ended September 30, 2021 compared to approximately $12 million for the same period in 2020.

Amortization of DAC. The amortization of DAC increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as a result of higher net premiums, while persistency during both nine month periods was well above historical levels. This high persistency reduced the amortization of DAC by approximately $37 million for the nine months ended September 30, 2021 compared to approximately $33 million for the same period in 2020.

Insurance expenses. Insurance expenses increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in expenses of $11.6 million as a result of growth in the business and employee-related expenses. This increase was partially offset by a decrease in expenses of $4.4 million as a result of event cancellations and a reduction in sales force-related expenses in 2021 caused by the COVID-19 pandemic.

Insurance commissions. Insurance commissions increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily as a result of higher non-deferrable sales force incentives, specifically in the first half of 2021.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$95,229	$65,600	$29,629	45%	$298,057	$209,304	$88,753	42%
Asset-based revenues	113,558	86,695	26,863	31%	323,288	246,235	77,053	31%
Account-based revenues	21,456	21,008	448	2%	64,424	61,690	2,734	4%
Other, net	3,094	3,034	60	2%	9,001	8,322	679	8%
Total revenues	233,337	176,337	57,000	32%	694,770	525,551	169,219	32%
Expenses:
Amortization of DAC	2,580	1,667	913	55%	7,641	6,072	1,569	26%
Insurance commissions	3,747	3,377	370	11%	11,065	9,684	1,381	14%
Sales commissions:
Sales-based	67,745	46,821	20,924	45%	209,969	148,217	61,752	42%
Asset-based	53,233	39,349	13,884	35%	150,587	111,345	39,242	35%
Other operating expenses	36,664	33,751	2,913	9%	111,623	104,302	7,321	7%
Total expenses	163,969	124,965	39,004	31%	490,885	379,620	111,265	29%
Income before income taxes	$69,368	$51,372	$17,996	35%	$203,885	$145,931	$57,954	40%

Results for the Three Months Ended September 30, 2021

Commissions and fees. Commissions and fees increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 in part due to higher sales-based revenues driven by robust demand for variable annuity and mutual fund investment products. Also contributing to the increase were growth in asset-based revenues reflecting higher average client asset values driven by market appreciation and continued positive net inflows.

Amortization of DAC. Amortization of DAC increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the difference in the market performance of the funds underlying our Canadian segregated funds product in the third quarter of 2021 compared to the third quarter of 2020. The performance of these funds was stronger in 2020 as markets rapidly recovered from lows associated with the onset of the COVID-19 pandemic.

Sales commissions. The increase in sales-based commissions for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was generally consistent with the increase in sales-based revenue. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was consistent with the increase in asset-based revenues excluding the Canadian segregated funds.

Other operating expenses. Other operating expenses increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to growth in the business.

Results for the Nine Months Ended September 30, 2021

Commissions and fees. Commissions and fees increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the same factors as described in the three-month comparison above.

Amortization of DAC. Amortization of DAC increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the same factors as described in the three-month comparison above.

Sales commissions. The increase in sales-based and asset-based commissions for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were in line with the increase in sales-based and asset-based commissions revenues.

Other operating expenses. Other operating expenses increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the same factors as described in the three-month comparison above.

Senior Health Segment Results. Senior Health segment results were as follows:

	Three and nine months ended September 30,		Change
	2021	2020	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees	$21,558	N/A	*	*
Other, net	1,378	N/A	*	*
Total revenues	22,936	N/A	*	*

Benefits and expenses:
Contract acquisition costs	23,524	N/A	*	*
Other operating expenses	7,902	N/A	*	*
Total benefits and expenses	31,426	N/A	*	*
Loss before income taxes	$(8,490)	N/A	*	*
*	Not calculated.

Results for the Three and Nine Months Ended September 30, 2021

As the Company acquired e-TeleQuote on July 1, 2021, the results for three- and nine-month periods ended September 30, 2021 for the Senior Health segment are the same.

Commissions and fees. Commissions and fees reflect lifetime revenues recognized for the distribution of Medicare insurance products on behalf of health insurance carriers during the period. No adjustments for tail revenue were recognized in the third quarter.

Other, net. Marketing development revenue was received for providing marketing services on behalf of certain health insurance carriers for the three months ended September 30, 2021.  Marketing development revenue provides additional compensation for delivering approved policies and are based on meeting agreed-upon objectives with certain health insurance carriers. Agreements for marketing development funds are generally short-term in nature and can vary from period to period.

Contract acquisition costs. Contract acquisition costs are primarily comprised of costs associated with generating leads including fees paid to Primerica Senior Health certified independent sales representatives as well as compensation, training and licensing costs associated with e-TeleQuote’s licensed health insurance agents. Contract acquisition costs during the third quarter reflect the financial impact of heightened turnover throughout the year which led to a high level of hiring and agent-related onboarding costs during the quarter.

Other operating expenses. Represents other operating expenses incurred during the period. These expenses are not directly tied to the distribution of Medicare insurance products and consist of intangible amortization, depreciation, technology and communications, and other administrative fees. Other operating expenses included $2.9 million of intangible amortization expense for intangible assets identified as part of the e-TeleQuote business combination.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$5,787	$6,333	$(546)	(9)%	$17,300	$18,307	$(1,007)	(6)%
Ceded premiums	(1,460)	(1,712)	(252)	(15)%	(4,704)	(4,935)	(231)	(5)%
Net premiums	4,327	4,621	(294)	(6)%	12,596	13,372	(776)	(6)%
Commissions and fees	17,995	11,999	5,996	50%	47,202	29,930	17,272	58%
Investment income net of investment expenses	26,421	30,844	(4,423)	(14)%	80,646	83,735	(3,089)	(4)%
Interest expense on surplus note	(15,741)	(14,704)	1,037	7%	(46,382)	(42,250)	4,132	10%
Net investment income	10,680	16,140	(5,460)	(34)%	34,264	41,485	(7,221)	(17)%
Realized investment gains (losses)	1,410	642	768	*	3,876	(7,645)	11,521	*
Other, net	1,103	923	180	20%	2,978	2,742	236	9%
Total revenues	35,515	34,325	1,190	3%	100,916	79,884	21,032	26%
Benefits and expenses:
Benefits and claims	3,729	3,957	(228)	(6)%	14,413	14,443	(30)	*
Amortization of DAC	347	295	52	18%	857	808	49	6%
Insurance expenses	1,367	1,309	58	4%	4,086	4,300	(214)	(5)%
Insurance commissions	320	371	(51)	(14)%	926	1,072	(146)	(14)%
Sales commissions	8,290	5,780	2,510	43%	21,909	14,487	7,422	51%
Interest expense	7,529	7,221	308	4%	21,814	21,614	200	1%
Other operating expenses	35,298	25,596	9,702	38%	100,034	77,111	22,923	30%
Total benefits and expenses	56,880	44,529	12,351	28%	164,039	133,835	30,204	23%
Loss before income taxes	$(21,365)	$(10,204)	$11,161	109%	$(63,123)	$(53,951)	$9,172	17%
*	Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2021

Total revenues. Total revenues increased slightly during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 led by an increase in commissions and fees, which was primarily the result of the continued expansion of our U.S. mortgage distribution business.  Closed mortgage loan volume of $337.6 million generated mortgage commission revenues of $6.7 million during the three months ended September 30, 2021 compared to closed mortgage loan volume of $160.0 million and mortgage commission revenues of $3.0 million during the three months ended September 30, 2020. These increases were partially offset by lower net investment income. The decrease in net investment income was attributed to the items discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above as well as the impact of more net investment income being allocated to the Term Life Insurance segment.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as a result of higher other operating expenses primarily due to approximately $10.0 million in transaction-related expenses incurred in connection with the acquisition of e-TeleQuote. Sales commissions and other operating expenses were $2.3 million higher driven by increased sales in our U.S. mortgage distribution business.

Results for the Nine Months Ended September 30, 2021

Total revenues. Total revenues increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 in large part due to growth in commissions and fees, which was primarily the result of the continued expansion of our U.S. mortgage distribution business. Closed mortgage loan volume of $898.5 million generated mortgage commission revenues of $17.7 million during the nine months ended September 30, 2021 compared to closed mortgage loan volume of $238.7 million and mortgage commission revenues of $4.6 million during the nine months ended September 30, 2020. Also contributing to the increase in total revenues were realized investment gains recognized in the 2021 period versus realized investment losses recognized in the 2020 period as discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above. These increases were partially offset by a decrease in net investment income during the nine months ended September 30, 2021 versus the nine months ended September 30, 2020, which is primarily attributable to the impact of more net investment income being allocated to the Term Life Insurance segment.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as a result of higher other operating expenses due to approximately $12.1 million in transaction-related expenses incurred in connection with the acquisition of e-TeleQuote. Also contributing to the increase in other operating expenses were higher technology and employee related expenses. Sales commissions and other operating expenses were $8.9 million higher driven by increased sales in our U.S. mortgage distribution business.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of September 30, 2021, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	September 30, 2021	December 31, 2020
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.8 years	4.7 years
Average book yield of our fixed-maturity portfolio	3.23%	3.44%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	September 30, 2021		December 31, 2020
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$453,451	18%	$433,763	19%
AA	277,258	11%	294,429	13%
A	593,750	24%	515,752	22%
BBB	1,078,570	43%	979,867	42%
Below investment grade	102,746	4%	90,947	4%
Not rated	8,322	*	2,780	*
Total	$2,514,097	100%	$2,317,538	100%
(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	September 30, 2021
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$15,769	$15,306	$463	AAA
TC Energy Corp	12,925	12,597	328	BBB+
ConocoPhillips	12,449	11,057	1,392	A-
Enbridge Inc	12,009	11,650	359	BBB+
Province of Alberta Canada	11,766	11,377	389	A
Province of Quebec Canada	11,251	10,330	921	AA-
Western & Southern Mutual Holdings	10,417	9,641	776	AA-
Province of Ontario Canada	10,389	10,024	365	A+
Capital One Financial Corp	10,280	9,874	406	BBB
Fairfax Financial Holdings Ltd	10,122	9,880	242	BBB-
Total – ten largest holdings	$117,377	$111,736	$5,641
Total – fixed-maturity securities	$2,621,755	$2,514,097
Percent of total fixed-maturity securities	4%	4%
(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, repurchases of common shares outstanding, interest on notes payable and our Revolving Credit Facility, general operating expenses, and income taxes.  Additionally, over the next four years, use of funds at the Parent Company are expected to include the purchase of the remaining 20% minority interest of e-TeleQuote. As of September 30, 2021, the Parent Company had cash and invested assets of $192.4 million.

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

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-Tele-Quote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, as a growing business, net cash flows at e-TeleQuote are expected to be negative for several years, with the Parent Company providing working capital to e-TeleQuote.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2021	2020	$
	(In thousands)
Net cash provided by (used in) operating activities	$435,121	$403,953	$31,168
Net cash provided by (used in) investing activities	(722,557)	(58,077)	(664,480)
Net cash provided by (used in) financing activities	62,275	(272,450)	334,725
Effect of foreign exchange rate changes on cash	3,170	575	2,595
Change in cash and cash equivalents	$(221,991)	$74,001	$(295,992)

Operating Activities. Cash provided by operating activities during the nine months ended September 30, 2021 increased compared to the nine months ended September 30, 2020 largely due to higher cash generated by our Term Life Insurance and Investment and Savings Products segments.  In our Term Life Insurance segment, the increase in cash receipts from higher premiums have more than offset increases in payments for claims and deferred policy acquisition costs. In our Investment and Savings Products segment, the increase in sales-based and asset-based revenue in the 2021 period generated higher net cash flows from operations as compared to the comparable 2020 period.

Investing Activities.  Cash used in investing activities increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the purchase of e-TeleQuote and higher purchases of investment securities. During the 2020 period, we temporarily paused purchases of investment securities in order to preserve liquidity at the onset of the COVID-19 pandemic. In addition, during the nine months ended September 30, 2021, purchases of securities within our investment portfolio increased due to higher interest rates which provided more attractive investment opportunities for the Company. The increase in purchases in 2021 was partially offset by higher sales of investment securities as the Company accumulated cash to fund the e-TeleQuote acquisition.

Financing Activities.  Financing activities was a source of cash during the nine months ended September 30, 2021 compared to a use of cash during the nine months ended September 30, 2020 as we did not execute share repurchases in 2021 in order to accumulate cash used to fund the acquisition of e-TeleQuote on July 1, 2021. In addition, during the nine months ended September 30, 2021, cash provided by financing activities included $125 million borrowed from our Revolving Credit Facility to purchase e-TeleQuote.

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

As of September 30, 2021, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of September 30, 2021, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

Short-Term Borrowings. The Company has $375.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.843% with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15. The Senior Notes mature July 15, 2022. We were in compliance with the covenants of the Senior Notes as of September 30, 2021. No events of default occurred during the three and nine months ended September 30, 2021.

On July 1, 2021, as part of the acquisition of e-TeleQuote, Primerica Health issued the $15.0 million Majority Shareholder Note. The Majority Shareholder Note matures and is payable in cash on July 1, 2022.  The rate of interest payable is 1.5% per annum.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of September 30, 2021.

Credit Facility Agreement. On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a LIBOR rate loan, or a base rate loan. LIBOR rate loans bear interest at a periodic rate equal to one-, three-, six-, or 12-month LIBOR, plus an applicable margin.  Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month LIBOR plus 1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. As of September 30, 2021, $125.0 million was drawn under the Revolving Credit Facility. As of September 30, 2021, we were in compliance with the covenants of the Revolving Credit Facility. Furthermore, no events of default have occurred under the Revolving Credit Facility in the three and nine months ended September 30, 2021.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective. Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls for the acquired processes of e-TeleQuote from its evaluation of the effectiveness of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

The Company established internal controls as it relates to the consolidation, presentation and disclosure of the accounting recognized in the e-TeleQuote business combination. Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2021, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2021	637	$149.60	-	$300,000,000
August 1 - 31, 2021	-	-	-	300,000,000
September 1 - 30, 2021	-	-	-	300,000,000
Total	637	149.60	-	300,000,000

(1)	Consists of repurchases of 637 shares at an average price of $149.60 arising from share-based compensation tax and option strike price withholdings.
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

Primerica, Inc.

November 9, 2021	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)