Form 10-K
period 2021-12-31
Primerica, Inc.
filed 2022-03-01
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2021, was $6,014,884,680. The number of shares of the registrant’s Common Stock outstanding at January 31, 2022, with $0.01 par value, was 39,243,822.

Documents Incorporated By Reference

Certain information contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 11, 2022 is incorporated by reference into Part III hereof.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties are described under “Item IA. Risk Factors” and summarized below under “Risk Factors Summary.”

Developments in any of the areas addressed in these risks or uncertainties could cause actual results to differ materially from those anticipated or projected or cause a significant reduction in the market price of our common stock. Further, the risks and uncertainties described under Item IA. “Risk Factors” and summarized below under “Risk Factors Summary” may not include all of the risks and uncertainties that could affect us. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Accordingly, undue reliance should not be placed on these statements. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law.

Risk factors summary

The following is a summary of the risks and uncertainties that could have a material adverse effect on our business, financial condition and results of operations. We encourage you to carefully review the risk factors contained in “Item 1A. Risk Factors” in their entirety for additional information regarding these risks and uncertainties.

Risks Related to Our Distribution Structure

•

Our failure to continue to attract new recruits, retain independent sales representatives or license or maintain the licensing of independent sales representatives would materially adversely affect our business, financial condition and results of operations.

•	There are a number of laws and regulations that could apply to our independent contractor distribution model, which could require us to modify our distribution structure.
•	There may be adverse tax, legal or financial consequences if the independent contractor status of independent sales representatives is overturned.
•

The Company’s, the independent sales representatives’, or the licensed health insurance agents’ violation of, or non-compliance with, laws and regulations and related claims and proceedings could expose us to material liabilities.

•

Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Insurance Business and Reinsurance

•	Our life insurance business may face significant losses if our actual experience differs from our expectations regarding mortality or persistency.
•	Our life insurance business is highly regulated, and statutory and regulatory changes may materially adversely affect our business, financial condition and results of operations.
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

•	The Company’s or the securities-licensed independent sales representatives’ violations of, or non-compliance with, laws and regulations could expose us to material liabilities.

•

If heightened standards of conduct or more stringent licensing requirements, such as those adopted by the Securities and Exchange Commission (“SEC”) and those proposed or adopted by the Department of Labor (“DOL”), state legislatures or regulators or Canadian securities regulators, are imposed on us or the independent sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

•

If our suitability policies and procedures, or our policies and procedures for compliance with federal, state or provincial regulations governing standards of care, were deemed inadequate, it could have a material adverse effect on our business, financial condition and results of operations.

•	Non-compliance with applicable regulations could lead to revocation of our subsidiary's status as a non-bank custodian.

Risks Related to Our Mortgage Distribution Business

•	Licensing requirements will impact the size of the mortgage loan sales force.
•

Our mortgage distribution business is highly regulated and subject to various federal, state and provincial laws and regulations in the U.S. and Canada. Changes in, non-compliance with, or violations of, such laws and regulations could affect the cost or our ability to distribute our products and could materially adversely affect our business, financial condition and results of operations.

Risks Related to e-TeleQuote’s Senior Health Insurance Distribution Business

•

Due to our very limited history with e-TeleQuote Insurance, Inc. (“e-TeleQuote”), we cannot be certain that its business strategy will be successful or that we will successfully address the risks below or any other risks not now known to us that may become material.

•

e-TeleQuote is highly regulated and subject to compliance requirements of the United States government’s Centers for Medicare and Medicaid Services (“CMS”) and those of its carrier partners. Non-compliance with, or violations of, such requirements may harm its business, which could have a material adverse effect on our business, financial condition and results of operations.

•

e-TeleQuote receives leads that are externally acquired from third-party vendors and internally generated from marketing initiatives and receives referrals from Primerica independent sales representatives. e-TeleQuote’s business may be harmed if it cannot continue to acquire or generate leads on commercially viable terms, if it is unable to convert leads to sales at acceptable rates, if Primerica independent sales representatives do not introduce consumers to e-TeleQuote, or if policyholder retention is lower than assumed, any of which could adversely impact our business.

•

If e-TeleQuote’s ability to enroll individuals during the Medicare annual election period is impeded, its business may be harmed which could adversely impact our business, financial condition and results of operations.

•

e-TeleQuote’s business is dependent on key carrier partners. The loss of a key carrier partner, or the modification of commission rates or underwriting practices with a key carrier partner, could harm its business which could adversely impact our business, financial condition and results of operations.

Risks Related to Economic Downcycles, Public Health Crises or Catastrophes, and Disaster

•

The effects of economic down cycles, issues affecting the national and/or global economy or global geopolitical event(s) could materially adversely affect our business, financial condition and results of operations.

•

Major public health pandemics, epidemics or outbreaks, such as, the COVID-19 pandemic, or other catastrophic events, could materially adversely impact our business, financial condition and results of operations.

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

•	The current legislative and regulatory climate with regard to privacy and cybersecurity may adversely affect our business, financial condition, and results of operations.
•

e-TeleQuote’s security measures designed to protect against breaches of security and other interference with its systems and networks are not fully mature. If e-TeleQuote is subject to cyber-attacks or security breaches or is otherwise unable to safeguard the security and privacy of confidential data, including personal health information, e-TeleQuote’s business may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

Financial Risks Affecting Our Business

•

Credit deterioration in, and the effects of interest rate fluctuations  on our invested asset portfolio and other assets that are subject to changes in credit quality and interest rates could materially adversely affect our business, financial condition and results of operations.

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

Risks Related to Legislative and Regulatory Changes

•

We are subject to various federal, state and provincial laws and regulations in the United States and Canada, changes in which may require us to alter our business practices and could materially adversely affect our business, financial condition and results of operations.

•	The current legislative and regulatory climate with regard to financial services may adversely affect our business, financial condition, and results of operations.
•

Medicare Advantage is a product legislated and regulated by the United States government. If the enabling legislation and regulation or implementing guidance issued by CMS change, e-TeleQuote’s business may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors

•	Litigation and regulatory investigations and actions may result in financial losses and harm our reputation.
•	A significant change in the competitive environment in which we operate could negatively affect our ability to maintain or increase our market share and profitability.
•	The loss of key employees could negatively affect our financial results and impair our ability to implement our business strategy.
•	Prohibitions on our ability to establish our own COVID-19 protocols or government imposed COVID-19 vaccine mandates could have a material adverse impact on our business and results of operations.
•	We may be materially adversely affected by currency fluctuations in the United States dollar versus the Canadian dollar.
•

Any acquisition of or investment in businesses that we may undertake that does not perform as we expect or that is difficult for us to integrate could materially adversely impact our business, financial condition and results of operations.

•	The market price of our common stock may fluctuate.

v

PART I

ITEM 1.	BUSINESS.

Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is a leading provider of financial products to middle-income households in the United States and Canada with 129,515 life insurance-licensed sales representatives as of December 31, 2021. These independent licensed representatives (“independent sales representatives” or “independent sales force”) assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We insured over 5.7 million lives and had approximately 2.7 million client investment accounts as of December 31, 2021. In 2020, we ranked as the #2 issuer of term life insurance face amount in the United States according to rankings. Our business model uniquely positions us to reach underserved middle-income consumers in a cost-effective manner and has proven itself in both favorable and challenging economic environments.

Our mission is to serve middle-income families by helping them make informed financial decisions and providing them with a strategy and tools to gain financial independence. Our distribution model is designed to:

•

Address our clients’ financial needs. Independent sales representatives primarily use our proprietary financial needs analysis tool (“FNA”) and an educational approach to demonstrate how our product offerings can provide financial protection for our clients’ families, save for their retirement and other needs, and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of the sales representatives. Meetings are generally held in informal, face-to-face settings either in person or through remote communication tools, usually while clients are in their homes.

•

Provide a business opportunity. We provide an entrepreneurial business opportunity for individuals to distribute financial products. Low entry fees as well as the ability to select their own schedules and time commitments allow independent sales representatives to supplement their income by starting their own businesses without leaving their current jobs. Our unique compensation structure, technology, sales support and back-office processing are designed to enable independent sales representatives to successfully grow their businesses.

We believe there is significant opportunity to meet the increasing array of financial services needs of our clients. We intend to leverage the independent sales force to meet such client needs, which will drive long-term value for all of our stakeholders. Our strategy is organized across four primary areas:

•	Maximizing independent sales force growth, leadership and productivity;
•	Broadening and strengthening our protection product portfolio;
•	Providing offerings that enhance our Investment and Savings Products (“ISP”) business; and
•	Developing digital capabilities to deepen our client relationships.

In 2021, we executed on our strategy to broaden our protection product portfolio by acquiring 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our recently formed subsidiary, Primerica Health, Inc. (“Primerica Health”). e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Refer to Note 20 (Acquisition) to our consolidated financial statements included elsewhere in this report for more information regarding the acquisition of e-TeleQuote.

Corporate Structure

We conduct our core business activities in the United States through four principal entities, all of which are direct or indirect wholly or majority owned subsidiaries of the Parent Company:

•	Primerica Financial Services, LLC (“PFS”), our general agency and marketing company;
•	Primerica Life Insurance Company (“Primerica Life”), our principal life insurance underwriting company;
•	PFS Investments Inc. (“PFS Investments”), our investment and savings products company, broker-dealer and registered investment advisor; and
•	e-TeleQuote, a distributor of Medicare-related insurance products underwritten by third-party health insurance carriers.

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

Primerica was incorporated in the United States as a Delaware corporation in October 2009 to serve as a holding company for the Primerica businesses (collectively, the “Company”). Except for e-TeleQuote, our businesses (which prior to April 1, 2010 were wholly owned indirect subsidiaries of Citigroup Inc. (“Citigroup”), were transferred to us by Citigroup on April 1, 2010 in a reorganization pursuant to which we completed an initial public offering in April 2010 (the “IPO”). On March 31, 2010, we entered into certain coinsurance transactions to cede between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We administer all policies subject to these coinsurance agreements.

Our Clients

Our clients are generally middle-income consumers, which we define as households with $30,000 to $100,000 of annual income. According to the 2021 U.S. Census Bureau Current Population Survey, the latest period for which data is available, almost 50% of U.S. households fall in this range. We believe that we understand the financial needs of the middle-income segment, which include:

•

Many have inadequate or no life insurance coverage. Individual life insurance sales in the United States declined from 12.9 million policy sales in 1975 to 9.8 million policy sales in 2020, the latest period for which data is available, according to LIMRA, a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle-income clients for many years, is generally the best option for them to meet their life insurance needs.

•

Many need help saving for retirement and other personal goals. Many middle-income families find it challenging to save for retirement and other personal goals. By developing personalized savings programs for our clients using our proprietary FNA and offering a wide range of mutual funds, annuities, managed investments and segregated fund products sponsored and managed by established firms, independent sales representatives are well equipped to help clients develop long-term savings plans to address their financial needs. We allow our clients to establish monthly contributions to investment savings plans with as little as $25 per month.

•

Many need to reduce their debt. Many middle-income families have numerous debt obligations from credit cards, auto loans, and home mortgages. We help our clients address these financial burdens by providing personalized and client-driven debt resolution techniques.

•

Many prefer to meet face-to-face when considering financial products. Historically, many middle-income consumers have indicated a preference to meet face-to-face when considering financial products or services. As such, we have designed our distribution model to address this preference in a cost-effective manner through a network of more than 129,000 life insurance-licensed independent sales representatives. Due to the COVID-19 pandemic, in-person meetings with clients were limited during 2021. Our life insurance-licensed independent sales representatives have pivoted to the use of remote communication tools to readily meet our clients’ desire for digital face-to-face meetings.

•

Many need Medicare coverage as they reach the age of eligibility. In 2021, there were approximately 62.7 million eligible Medicare beneficiaries in the United States according to Kaiser Family Foundation. The number of senior citizens above the age of 65 continues to increase. According to the United States Census Bureau, approximately 10,000 individuals turn 65 on a daily basis. As a result, the number of Medicare eligible participants is expected to continue to grow significantly.

•

Many are looking to finance the purchase of a home or refinance an existing mortgage. Through refinancing a mortgage loan, clients may be able to change their interest rate or the term of the loan, obtain cash and/or consolidate debt.

Our Distribution Model

Our distribution model is a modified traditional insurance agency model designed to reach and serve middle-income consumers efficiently through the independent sales force. Key characteristics of our unique distribution model include:

•

Independent entrepreneurs: Independent sales representatives are independent contractors building and operating their own businesses. This approach means that independent sales representatives are entrepreneurs who take responsibility for selling products, recruiting and developing other independent sales representatives, setting their own schedules and managing and paying the administrative expenses associated with their sales activities.

•

Low barriers to entry: By offering a flexible time commitment opportunity, we are able to attract a significant number of recruits who desire to earn supplemental income and generally concentrate on smaller-sized transactions typical of middle-income consumers. Independent sales representatives are able to start their businesses for low fees, for which they receive technological support, pre-licensing training and access to licensing examination preparation programs. Independent sales representatives sell or refer products directly to consumers, and therefore our business opportunity does not require recruits to purchase and resell our products. Most independent sales representatives begin selling products on a part-time basis, which enables them to hold jobs while exploring an entrepreneurial business opportunity with us.

•

Sales force leadership: An independent sales representative who has built a successful organization and has obtained his or her life insurance and securities licenses can achieve the sales designation of Regional Vice President (“RVP”), which qualifies him or her for a higher commission schedule. RVPs are independent contractors who open and operate offices for their sales organizations and devote their full-time attention to their businesses. RVPs also support and monitor the independent sales representatives, on whose sales they earn commissions, in achieving compliance with applicable regulatory requirements. RVPs’ efforts to expand their businesses are a primary driver of our success.

•

Innovative compensation structure: We have developed an innovative system for compensating the independent sales force that is contingent upon product sales. We advance to independent sales representatives a significant portion of their insurance commissions, which are subject to chargebacks, upon their submission of an insurance application and the first month’s premium payment. In addition to being a source of motivation, this advance provides independent sales representatives with immediate cash flow to offset their costs. Monthly production bonuses are also paid to RVPs whose sales organizations meet certain sales levels. With compensation tied to sales activity, our approach accommodates varying degrees of individual productivity, which allows us to effectively use a large group of part-time independent sales representatives while providing a variable cost structure. In addition, we incentivize RVPs with quarterly stock awards based largely on sales production (“agent equity awards”), which aligns their interests with those of our stockholders.

•

Large, dynamic sales force: Members of the independent sales force primarily serve their friends, family members and personal acquaintances through individually driven networking activities. We believe that this warm market approach is an effective way to distribute our product offerings because it facilitates face-to-face interaction initiated by a trusted acquaintance of the prospective client, which is difficult to replicate using other distribution approaches. Due to the large size of the independent sales force and the active recruiting of new independent sales representatives, the independent sales force is able to continually access an expanding base of prospective clients without engaging costly media channels.

•

Motivational culture: In addition to the motivation for independent sales representatives to achieve financial success, we seek to create a culture that inspires and rewards independent sales representatives for their personal successes and those of their sales organizations through independent sales force recognition events and contests. We also use Intranet-streamed broadcasts and local, regional and national meetings to inform and teach independent sales representatives, as well as facilitate camaraderie and the exchange of ideas across the independent sales force. These initiatives encourage and empower independent sales representatives to develop their own successful sales organizations.

•

Inclusive culture: Building and maintaining an ethnically and demographically diverse independent sales force is important to us, as we believe the independent sales force reflects the middle market communities we serve. As the communities we serve become more diverse, the independent sales force does as well.

Structure and Scalability of the Independent Sales Force

New independent sales representatives are recruited by existing independent sales representatives. When these new recruits become independent sales representatives, they become part of the sales organization of the independent sales representative who recruited them as well as the sales organizations to which the recruiting independent sales representative belongs. We encourage independent sales representatives to bring in new recruits to build their own sales organizations, enabling the Company to reach more middle-income families.

RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, they are responsible for funding the costs of their administrative staff, marketing materials, travel, training and certain recognition events for the independent sales representatives in their respective sales organizations. Field offices provide a location for independent sales representatives to conduct recruiting meetings, training events and sales-related meetings, disseminate our Intranet-streamed broadcasts, conduct compliance functions, and house field office business records. Some business locations house more than one field office. At December 31, 2021, approximately 5,900 field offices in 3,100 locations were managed by independent sales representatives that served as RVPs. Since the onset of the COVID-19 pandemic, many in-person meetings and functions of field offices have been performed using remote communication tools. RVPs play a major role in training, motivating and monitoring their independent sales force organization.

Because the independent sales representative’s compensation grows with the productivity of his or her sales organization, our distribution model provides financial rewards to independent sales representatives who successfully develop, support and monitor productive independent sales representatives. In addition to our commission structure, we offer the Primerica Ownership Program. This program provides qualifying RVPs a contractual right, upon meeting certain criteria, to transfer their Primerica businesses to another RVP or a qualifying family member at such time as they desire. Furthermore, we have developed proprietary tools and technology to enable RVPs to reduce the time spent on administrative responsibilities associated with their sales organizations so they can devote more time to the sales, recruiting and training activities that drive our growth. We believe that our tools and technology, coupled with our sales compensation programs, further incentivize independent sales representatives to become RVPs.

Both the structure of the independent sales force and the capacity of our support capabilities provide us with a high degree of scalability as we grow our business. Our support systems and technology are capable of supporting a large independent sales force and a high volume of transactions. In addition, by sharing training and compliance activities with RVPs, we are able to grow the Company without incurring proportionate overhead expenses.

Recruitment of Independent Sales Representatives

The recruitment of independent sales representatives is undertaken by existing independent sales representatives, who identify prospects and share with them the benefits of associating with our organization. Independent sales representatives showcase the Company as dynamic and capable of improving the lives of middle-income families.

After the initial contact, prospective recruits typically are invited to an opportunity meeting, conducted in person or through remote communication tools, which is conducted by an RVP. The objective of an opportunity meeting is to inform prospective recruits about our mission and their opportunity to start their own businesses by becoming independent sales representatives. At the conclusion of each opportunity meeting, attendees who are interested are asked to complete an application and pay a nominal fee to commence their pre-licensing training and licensing examination preparation programs and, depending on the state or province, to cover their licensing exam registration costs, which are provided by the Company generally at no additional charge. Recruits are not obligated to purchase any of the products we offer in order to become independent sales representatives, though they may elect to make such purchases.

Recruits may become our clients or provide us with access to their friends, family members and personal acquaintances. As a result, we continually work to improve our systematic approach to recruiting and training new independent sales representatives.

Similar to other distribution systems that rely upon part-time independent sales representatives and typical of the life insurance industry in general, we experience wide disparities in the productivity of individual independent sales representatives. Many new recruits do not get licensed, often due to the time commitment required to obtain licenses and various regulatory and licensing hurdles. Many licensed independent sales representatives are only marginally active, as there are no minimum life insurance production requirements. As a result, we plan for this disparate level of productivity and view a continuous recruiting cycle as a key component of our distribution model. Our distribution model is designed to address the varying productivity associated with independent sales representatives by paying production-based compensation, emphasizing recruiting, and developing initiatives to address barriers to licensing new recruits. By providing commissions to independent sales representatives on the sales generated by their sales organization, our compensation structure aligns the interests of independent sales representatives with our interests in recruiting new representatives and creating sustainable sales production.

The following table provides information on new recruits and life insurance-licensed independent sales representatives:

	Year ended December 31,
	2021	2020		2019
Number of new recruits	349,374	400,345		282,207
Number of newly life insurance-licensed independent sales representatives	39,622	48,106		44,739
Number of life insurance-licensed independent sales representatives, at period end	129,515	134,907	(1)	130,522
Average number of life insurance-licensed independent sales representatives during period	131,315	133,302		130,370

(1)

Number of life insurance-licensed independent sales representatives, at December 31, 2020 includes 3,597 temporary licenses that were issued in response to the COVID-19 pandemic and 2,508 licenses that were extended due to the COVID-19 pandemic.

We define new recruits as individuals who have submitted an independent business application to become independent sales representatives together with payment of the nominal fee to commence their pre-licensing training. Certain recruits may not meet the compliance standards to become an independent sales representative, and others elect to withdraw prior to becoming actively engaged.

On average, it takes approximately three months for independent sales representatives to complete the necessary applications and pre-licensing coursework and to pass the applicable state or provincial examinations to obtain a license to sell our term life insurance products. Challenges associated with the COVID-19 pandemic led to a temporary suspension of in-person licensing preparation classes and the temporary closing of examinations centers, both of which led to representatives taking additional time to complete the licensing process in 2021. As a result, individuals recruited to become independent sales representatives within a given fiscal period may not become licensed independent sales representatives or meet compliance standards until a subsequent period.

Sales Force Motivation, Training, Communication and Sales Support Tools

Motivating, training and communicating with the independent sales force are critical to our success and that of the independent sales force.

Motivation. Through our proven system of sales force recognition events, contests and communications, we provide incentives that drive our results. Motivation is driven largely by independent sales representatives’ desire to achieve higher levels of financial success by building their own businesses. The opportunity to help underserved middle-income households address financial challenges is also a source of motivation for many independent sales representatives.

We motivate independent sales representatives to succeed in their businesses by:

•	compensating independent sales representatives for product sales or referrals made by them and their sales organizations;
•	training independent sales representatives on financial fundamentals so they can confidently and effectively assist our clients;
•	reducing the administrative burden on the independent sales force, which allows them to devote more of their time to building a sales organization and selling products;
•

creating a culture in which independent sales representatives are encouraged to achieve goals through the recognition of their sales and recruiting achievements, as well as those of their sales organizations; and

•	conducting numerous local, regional and national meetings to help inform and motivate the independent sales force.

We have historically hosted a biennial international convention. In previous years, tens of thousands of independent sales representatives, including new recruits, have attended our conventions and associated meetings at their own expense, which we believe further demonstrates their commitment to our organization and mission. We plan to host our next international convention and associated meetings in June 2022 at the Mercedes-Benz Stadium in Atlanta, Georgia.

Training, Communication and Sales Support Tools. Primerica Online (“POL”), delivered through a secure Intranet website and a cross-platform mobile application (“Primerica App”), is our primary tool designed to support independent sales representatives and assist them in building their own businesses. We provide independent sales representatives with communication, training, and sales support tools on POL that allow both new and experienced sales representatives to offer financial information and products to our clients. POL provides independent sales representatives with access to various business tracking and management tools, licensing support tools, product-specific training, and sales procedures and tools. Additionally, POL provides access to internal training programs and videos covering sales, management skills, business ownership, and compliance. We also use POL to provide real-time recognition of independent sales representatives’ successes and scoreboards for independent sales force production, contests, and incentive trips. In addition, POL is a gateway to our product providers and product support. Subscribers generally pay a small monthly fee to subscribe to POL, which helps cover the cost of developing new resources and maintaining this support system. A limited version of POL that provides access to Primerica e-mail, compliance and compensation information, newsletters and bulletins is available at no cost.

The primary features and tools available on POL include:

•

Training and Licensing Tools: POL provides independent sales representatives with access to study tools for life insurance and securities licensing examinations such as pre-licensing study materials, on-demand videos, personalized licensing study plans, exam simulators, progress tracking, and exam and license registration. POL also provides training materials and access to obtain online certifications to sell certain other distributed products.

•

Communication Tools: POL provides access to marketing materials for our product offerings, Company news and events, live streaming shows, on-demand videos, home office bulletins, Primerica e-mail, contact lists, and a hosted professional business website for independent sales representatives. We broadcast and deliver video content on POL through our own digital video channel, PFN TV. We create original broadcasts and videos that enable home office management to provide business updates to the independent sales force as well as training and motivational presentations. We broadcast live programs hosted by home office management and selected RVPs that focus on new developments and provide motivational messages to the independent sales force. We also broadcast training-oriented programs to the independent sales force on a weekly basis and profile successful independent sales representatives, allowing these individuals to educate and train other independent sales representatives by sharing their methods for success. Sales Support and Client Management Tools offered through POL:

-

Our Financial Needs Analysis: Our FNA is a proprietary, needs-based analysis tool. The FNA gives independent sales representatives the ability to collect and synthesize client financial data and develop a financial analysis for the client that is easily understood. The FNA helps our clients understand their financial needs in the areas of debt, financial protection, and savings as well as introduces prudent financial concepts, such as regular saving and accelerating the repayment of high cost credit card debt, to help them reach their financial goals. The FNA also provides clients with a snapshot of their current financial position and identifies their life insurance, savings and debt resolution needs.

-

Our Point-of-Sale Application Tool: Our point-of-sale technology, TurboApps, streamlines the application process for our insurance and investment products. These applications automatically populate client information from the FNA to eliminate redundant data collection and provide real-time feedback to eliminate incomplete and illegible applications. Integrated with our paperless field office management system described below and with our home office systems, TurboApps allows RVPs and us to realize the efficiencies of straight-through-processing of application data and other information collected on independent sales representatives’ mobile devices, which results in expedited processing of product sales. TurboApps also features EZ-Key, which is a tool that helps independent sales representatives guide clients through the investment decision process and ultimately provides investment alternatives based on the client’s individual situation. TurboApps is available on the independent sales representatives’ portal, POL and our mobile platform, the Primerica App.

-

Primerica App: The mobile Primerica App platform has experienced broad adoption and provides the independent sales force with access to the critical components needed to start, build and maintain their businesses. We continually enhance and expand the scope and resources available in this strategic platform.

-

Virtual Base Shop: In an effort to ease the administrative burden on RVPs and simplify independent sales force operations, we make available to RVPs a secure Intranet-based paperless field office management system as part of the POL subscription. This virtual office is designed to automate the RVP’s administrative responsibilities and can be accessed by subscribing independent sales representatives in an RVP’s immediate sales organization, which we refer to as his or her base shop.

-

Shareholder Account Manager (“SAM”): SAM is a web-based tool that allows securities-licensed independent sales representatives to service client investments in mutual funds accessed through our transfer agent recordkeeping platform.

-

Client Relationship Manager (“CRM”): Our CRM tool allows independent sales representatives and their RVPs to organize client information, such as personal contact information, product relationships, account details, notes, appointments, follow-ups, and marketing campaigns, in one place to enable fast and convenient access for managing client relationships.

In addition, our publications department produces materials to support, motivate and inform the independent sales force. We sell recruiting materials, sales brochures, business cards and stationery and provide communications services that include web design, print presentations, graphic design and script writing. We also produce a weekly mailing that includes materials promoting our current incentives, as well as the latest news about our product offerings.

Performance-Based Compensation Structure

Our commission structure is rooted in our origin as an insurance agency. Sales representatives, who are independent contractors, can receive compensation in multiple ways, including:

•	sales commissions and fees based on their personal sales, referrals, and client assets under management;
•	sales commissions based on sales and referrals by independent sales representatives in their sales organizations and fees based on client assets under management in their sales organizations; and
•	bonuses and other compensation, including agent equity awards, generated by their own sales performance, the aggregate sales performance of their sales organizations and other criteria.

Our compensation structure pays commissions to the independent sales representative who sells the product and to several representatives above the selling representative within their sales organization.

With respect to term life insurance sales, commissions are calculated based on the total first-year premium (excluding the policy fee) for all policies and riders. To motivate the independent sales force, we compensate independent sales representatives for term life insurance product sales as quickly as possible. We advance a majority of the insurance commission upon the submission of a completed application and the first month’s premium payment. As the client makes his or her premium payments, the commission is earned by the independent sales representative and the commission advance is recovered by the Company. If premium payments are not made by the client and the policy terminates, any outstanding advance commission is charged back to the independent sales representative. The chargeback, which only occurs in the first year of a policy, equals that portion of the advance that was made, but not earned, by the independent sales representative because the client did not pay the full premium for the period of time for which the advance was made to the independent sales representative. Chargebacks, which occur in the normal course of business, may be recovered by reducing any cash amounts otherwise payable by the Company to the independent sales representative.

Independent sales representatives and representatives above them in their sales organizations are contractually obligated to repay us any commission advances that are ultimately not earned due to the underlying policy lapsing prior to the full commission being earned. Additionally, we hold back a portion of the commissions earned by independent sales representatives as a reserve out of which we may recover chargebacks. The amounts held back are referred to as deferred compensation account commissions (“DCA commissions”). DCA commissions are available to reduce amounts owed to the Company by independent sales representatives and they provide an independent sales representative with a cushion against the chargeback obligations of representatives in their sales organization. DCA commissions, unless applied to amounts owed, are ultimately released to independent sales representatives.

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

For most mutual funds (non-managed investments) and annuity products, commissions are paid both on the sale and on the value of assets under management. Commissions are calculated based on the dealer reallowance and trail compensation actually paid to us. For managed investment products, fees earned are based on the assets under management and represent the fee we receive as compensation for as long as we retain the account. For our Canadian segregated fund investment products, we pay independent sales representatives a sales commission based on the amount invested and a monthly fee based on clients’ asset values.

Primerica compensates Primerica Senior Health certified independent sales representatives with fees for services provided, including education and related services associated with introducing seniors to e-TeleQuote.

We also pay the independent sales force with respect to mortgage originations, sales of prepaid legal services subscriptions, and referrals for customers purchasing other distributed products. Mortgage originations compensation paid to the independent sales force is earned for each closed mortgage loan based on a percentage of the loan amount. Prepaid legal services commissions paid to the independent sales force are earned in fixed amounts on a monthly basis as long as the prepaid legal service subscription remains active. Commissions related to other distributed products are calculated based on the type of product sold or referred.

In addition to these methods of compensation, RVPs can earn quarterly agent equity awards based largely on sales production.

Sales Force Licensing and Support

The states, provinces and territories in which independent sales representatives operate generally require them to obtain and maintain licenses to sell our insurance and securities products, which requires them to pass applicable examinations. Independent sales representatives may also be required to maintain licenses to sell certain of our other distributed products. To encourage new recruits to obtain their life insurance licenses, we either pay directly or reimburse the independent sales representative for certain licensing-related fees and expenses once he or she passes the applicable exam and obtains the applicable life insurance license. In addition, new recruits are eligible to earn compensation if they participate in field training observations with experienced independent sales representatives and complete the licensing process within a specified timeframe. To sell insurance products, independent sales representatives must be licensed by their resident state, province or territory and by any other state, province or territory in which they do business. In most states, independent sales representatives must also be appointed by our applicable insurance subsidiary. Our in-house life insurance licensing program offers new recruits a significant number of classroom life insurance pre-licensing courses to meet applicable state and provincial licensing requirements and prepares recruits to pass applicable licensing exams.

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

Canadian independent sales representatives selling mutual fund products are required to be registered by the securities regulators in the provinces and territories in which they sell mutual fund products. Canadian independent sales representatives who are licensed to sell our insurance products do not need any further licensing to sell our segregated funds products.

In most states, Primerica’s independent sales representatives can become Senior Health certified by completing an internal training and certification process. Upon completion of the certification process, Primerica’s independent sales representatives may educate eligible participants about senior health, refer them to an e-TeleQuote licensed health insurance agent and provide certain other related services.

To offer mortgage loan products in the United States, independent sales representatives must be individually licensed as mortgage loan originators by the states in which they do business and, in some states, they must also be individually licensed as mortgage brokers.

For sales of our other distributed products, appropriate state, provincial and territorial licensing may be required.

Supervision and Compliance

To ensure compliance with various federal, state, provincial and territorial legal requirements, we and the RVPs share responsibility for maintaining an overall compliance program that involves compliance training and supporting as well as monitoring the activities of independent sales representatives. We work with the RVPs to develop and maintain appropriate compliance procedures and systems.

Generally, RVPs must obtain a principal license (FINRA Series 26 in the United States and Branch Manager license in Canada), and, as a result, they assume additional regulatory responsibility over the activities of their sales organizations. Additional supervision is provided by designated principal-licensed home office personnel, referred to as Regional Securities Principals (“RSPs”).  RSPs are required to supervise and monitor activity across all product lines and report any compliance issues they observe to our Compliance Department. In addition, our Compliance Department regularly runs surveillance reports designed to monitor the activity of the independent sales force and investigates any unusual or suspicious activity identified during these reviews or during periodic inspections of RVP offices.

All independent sales representatives are required to participate, in person or through remote communication tools, in our annual compliance meeting, a program administered by our senior management and our legal and compliance staff. We provide a compliance training overview across all product lines and require the completion of compliance checklists by each licensed independent sales representative for each product he or she offers. Additionally, independent sales representatives receive periodic compliance communications, both in writing and through videos, regarding new compliance developments and business issues of significance.

Our Field Audit Department regularly conducts audits of all sales representative offices, including scheduled and no-notice audits when feasible. Our Field Audit Department reviews regulatory-required records that are not maintained at our home office. Any compliance deficiencies noted in the audit must be corrected, and we carefully monitor all corrective action. Audit deficiencies are addressed through reprimands, probations and contract terminations.

Senior Health Distribution

In the United States, our subsidiary e-TeleQuote distributes Medicare-related insurance products to eligible Medicare participants and enrolls them in coverage utilizing e-TeleQuote’s team of licensed health insurance agents. e-TeleQuote’s licensed health insurance agents are employees of the Company. These licensed health insurance agents utilize e-TeleQuote’s proprietary technology, including telephony, relationship management, lead analytics, and plan comparison tools, to enroll participants in eligible Medicare plans.

e-TeleQuote’s licensed health insurance agents are full-time employees who are motivated through compensation systems that track performance and reward them accordingly. This compensation system includes an hourly wage plus an incentive compensation component depending on the individual sales performance and key performance indicators, which include policy retention. We provide sales support through the sourcing and screening of leads, allowing our agents to maximize time spent with potential enrollees, as well as through proprietary technology that provides relationship management, lead analytics, and plan comparisons for licensed health insurance agents to facilitate the enrollment of participants in eligible Medicare plans. e-TeleQuote manages the licensing, certification and training process through its dedicated health insurance licensing team and technology platform for regulatory adherence. Continuing education is provided annually to ensure that our licensed health insurance agents are up to date with carrier updates, compliance and technology.

In order to market Medicare insurance products, e-TeleQuote’s licensed health insurance agents are required to hold a state issued license to market health insurance products within that state. Each agent holds a resident license from the state in which they are based and acquires non-resident licenses for each of the other states in which they conduct business. In order to obtain an initial resident license, prospective e-TeleQuote licensed health insurance agents are required to complete online or classroom training and pass a comprehensive state licensing exam covering health insurance product features and benefits, risk management and health insurance regulations. Non-resident licenses are issued by states on the basis of reciprocity as long as the agent is in good standing with their resident state, as well as upon payment of a license fee.

Once licensed to sell health insurance by the state agencies, e-TeleQuote’s licensed health insurance agents need to be certified annually by each carrier to sell their products. State law may also require agents to be appointed by each carrier as the carrier’s agent. Such certification involves online classes and testing for subject matters like the basics of Medicare, fee-for-service plan eligibility and benefits, different types of plans, enrollment processes and requirements, marketing compliance, anti-money laundering, fraud, waste and abuse detection and reporting. The certification process can take up to 40 hours of classes and testing before an agent will be allowed to sell Medicare plans.

e-TeleQuote has developed an internal regulatory compliance system that tracks requirements for agent licensing, agent continuing education, agent appointment by carrier, carrier mandated certifications and Centers for Medicare and Medicaid Services (“CMS”) mandated certifications. e-TeleQuote’s compliance officer manages, implements, and oversees all aspects of agent compliance, including the quality assurance testing of sales calls.

Our Product Offerings

Reflecting our philosophy of helping middle-income clients with their financial services needs and ensuring compatibility with our distribution model, our product offerings generally meet the following criteria:

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

We use four operating segments to organize, evaluate and manage our business: Term Life Insurance; Investment and Savings Products; Senior Health; and Corporate and Other Distributed Products.

The following table provides information on our principal product offerings and the principal sources thereof by operating segment as of December 31, 2021.

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
American Funds (U.S.)
Equitable Distributors, LLC (U.S.)
Franklin Templeton Investments (U.S. and Canada)
VOYA Financial, Inc. (U.S.)
Invesco (U.S. and Canada)
AGF Investments (Canada)
PFSL Fund Management Ltd. (Canada)
Mackenzie Investments (Canada)
Fidelity Investments (U.S. and Canada)
	Managed Investments	PFS Investments (dba Primerica Advisors) (as a program sponsor) (U.S.)
	Variable Annuities	American General Life Insurance Company and its affiliates (U.S.)
Equitable Distributors, LLC (U.S.)
Brighthouse Financial, Inc. (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
	Fixed Indexed Annuities	American General Life Insurance Company and its affiliates (U.S.)
Lincoln National Life Insurance Company and its affiliates (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Fixed Annuities	Universal Life Insurance Company (Puerto Rico)
	Employer Sponsored Retirement Plans	American Funds (U.S.)
Equitable Distributors, LLC (U.S.)
VOYA Financial, Inc. (U.S.)
	Segregated Funds	Primerica Life Canada (Canada)
Senior Health	Medicare Advantage and Medicare Supplement	Humana, Inc. (U.S.)
UnitedHealth Group, Inc. (U.S.)
Cigna, Inc. (U.S.)
Mutual of Omaha (U.S.)
Centene Corporation (U.S.)
Anthem, Inc. (U.S.)
Corporate and Other Distributed Products	Mortgage Loans (1)(2)	Rocket Mortgage, LLC (U.S.)
Edison Financial ULC (Canada)
8Twelve Mortgage Corp. (Canada)
	Prepaid Legal Services	LegalShield (U.S. and Canada)
	ID Theft Defense	LegalShield (U.S. and Canada)
	Supplemental Health and Accidental Death & Disability Insurance	The Edge Benefits Inc. and its affiliates (Canada)
	Auto and Homeowners' Insurance (2)	Various insurance companies, as offered through Answer Financial, Inc. (U.S.)
SurexDirect.com Ltd. (Canada)
	Home Automation Solutions (2)	Vivint, Inc. (U.S.) and Vivint Canada, Inc. (Canada)

(1)

In the U.S., mortgage loans are made by Rocket Mortgage, LLC. In Canada, representatives refer mortgage loans to Edison Financial ULC (a subsidiary of Rocket Companies, Inc.) and 8Twelve Mortgage Corp.

(2)	In Canada, referrals only.

Term Life Insurance

Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. In 2020, the latest period for which data is available from LIMRA, we ranked as a leading provider of individual term life insurance in the United States.

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

One of the innovative term life insurance products that we offer is TermNow, our rapid issue term life product that provides for face amounts of up to $300,000 (local currency). TermNow allows an independent sales representative to submit an application via TurboApps and, with the client’s permission, allows the Company to access databases, including Medical Information Bureau (“MIB”) data in the United States and Canada and prescription drug, clinical lab, motor vehicle, and criminal records in the United States, as part of the underwriting process. The Company uses this data and the client’s responses to application questions to determine any additional underwriting requirements. Results of these processes are reported in real time to our underwriting system, which then determines whether or not we can rapidly issue a policy.

The average face amount of our in-force policies issued in 2021 was approximately $251,500. The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2021	2020	2019
Life insurance issued:
Number of policies issued	323,855	352,868	287,809
Face amount issued (in millions)	$108,521	$109,436	$93,994

	December 31,
	2021	2020	2019
Life insurance in force:
Number of policies in force	2,885,963	2,787,992	2,641,483
Face amount in force (in millions)	$903,404	$858,818	$808,262

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

Independent sales representatives ask applicants a series of questions regarding the applicant’s medical history. We may also consider information about the applicant from third-party sources, such as the MIB, prescription drug databases, motor vehicle records and physician statements. If we believe that further information regarding an applicant’s medical history is necessary, we use a third-party provider and its trained personnel to contact the applicant by telephone to obtain a more detailed medical history. The report resulting from this process is electronically transmitted to us and is evaluated in our underwriting process. Paramedical requirements are also normally required on applicants applying for Custom Advantage, our traditionally-underwritten term life product.

To accommodate the significant volume of insurance business that we process, we and the independent sales force use specialized technology. We offer independent sales representatives an electronic life insurance application that supports term life insurance products. Approximately 97% of the life insurance applications we received in 2021 were submitted electronically via TurboApps. Independent sales representatives may utilize video collaboration tools to assist with the completion of the life insurance application and submit completed applications through TurboApps. The majority of applications completed in 2021 resulted from remote meetings with applicants. Our electronic life insurance application reduces errors in submitted applications, collects the applicant’s electronic signatures and populates the RVP’s sales log. Once an application is complete, the pertinent application data is uploaded to our life insurance administrative systems, which manage the underwriting process by electronically analyzing data, recommending underwriting decisions, identifying requirements for higher face amounts or older ages and communicating with the independent sales representative and third-party service providers.

Claims Management. Our insurance subsidiaries processed over 22,300 life insurance benefit claims in 2021 on policies underwritten by us and sold by independent sales representatives. In 2021, we continued to experience elevated claims volumes due to premature deaths of our insureds caused by the COVID-19 pandemic. For additional information regarding the impact of COVID-19 on our claims expense, the related reinsurance effects, and policyholder persistency, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Claims fall into three categories: death, waiver of premium (applicable to disabled policyholders who purchased this benefit for which we agree to waive life insurance premiums during a qualifying disability), or terminal illness. The claim may be reported by an independent sales representative, a beneficiary or, in the case of qualifying disability or terminal illness, the policyholder. Following are the benefits paid by us for each category of claim:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Death	$2,245,614	$1,676,017	$1,447,375
Waiver of premium	54,465	51,823	49,712
Terminal illness (1)	11,635	11,501	14,584

(1)	We consider claims paid for terminal illness to be loans made to the policyholder that are repaid to us from the death benefit upon the death of the insured.

In the United States, after coverage has been in force for two years, we may not contest the policy for misrepresentations in the application. The contestability period for suicide of the insured is one to two years depending on state regulation. In Canada, we have a similar two-year contestability period, but we are permitted to contest insurance fraud at any time. As a matter of policy, we do not contest any coverage issued by us to replace the face amount of another insurance company’s individual coverage to the extent the replaced coverage would not be contestable by the replaced company. We believe this approach helps independent sales representatives sell replacement policies, as it reassures clients that claims made under their replacement policies are not more likely to be contested as to the face amount replaced. Through our claims administration system, we record, process and pay the appropriate benefit for any reported claim. Our claims system is used by our home office claims adjusters to order medical and investigative reports from third-party providers, calculate amounts due to the beneficiary (including interest), and report payments to the appropriate reinsurance providers.

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

Reinsurance. We use reinsurance primarily to reduce the volatility risk with respect to mortality. Since 1994, we have reinsured death benefits in the United States on a first dollar quota share yearly renewable term basis. Since 2012, we have reinsured death benefits in Canada on a first dollar quota share yearly renewable term basis. We pay premiums to each reinsurer based on rates in the applicable agreement.

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

While most of our reinsurance agreements have indefinite terms, both we and our reinsurers are entitled to discontinue any reinsurance agreement as to future policies by giving advance notice of 90 days to the other. Each reinsurer’s ability to terminate coverage for existing policies is limited to circumstances such as a material breach of contract or nonpayment of premiums by us. Each reinsurer has the right to increase rates with certain restrictions. If a reinsurer increases rates, we have the right to immediately recapture the business. Either party may offset any balance due from the other party. For additional information on our reinsurance, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 6 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

Financial Strength Ratings. Ratings with respect to financial strength are an important factor in establishing our competitive position and maintaining public confidence in us and our ability to market products. Ratings organizations review the financial performance and condition of most insurers and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Ratings.”

Investment and Savings Products

We believe that many middle-income families have significant unmet retirement and savings needs. Independent sales representatives help our clients understand their current financial situations and how they can use time-tested financial principles, such as prioritizing personal savings, to reach their savings goals. Our product offerings include saving and investment vehicles that seek to meet the needs of clients in all stages of life.

Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and licensed sales representatives, we distribute and sell to our clients a variety of mutual funds, managed investments, variable, index-linked, and fixed annuities, fixed indexed annuities and segregated funds. As of December 31, 2021, approximately 26,286 sales representatives were licensed to distribute mutual funds in the United States (including Puerto Rico) and Canada. As of December 31, 2021, approximately 13,775 sales representatives were licensed and appointed to distribute annuities in the United States and approximately 11,503 sales representatives were licensed to sell segregated funds in Canada.

Mutual Funds. In 2021, in the United States, licensed sales representatives primarily distribute mutual funds from the following select asset management firms: Franklin Templeton, Invesco, Fidelity, American Funds, and American Century Investments. These firms have diversified product offerings, including domestic and international equity, fixed-income and money market funds. Each firm continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We have selling agreements with a number of other fund companies, and we believe that, collectively, these asset management firms provide funds that meet the investment needs of our clients.

During 2021, Franklin Templeton, Invesco, American Funds and Fidelity accounted for approximately 98% of our mutual fund sales in the United States. Franklin Templeton and Invesco each have large wholesaling teams that support the sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will.

A wholly owned indirect subsidiary of the Parent Company and affiliate of PFS Investments, Primerica Shareholder Services, Inc. (“PSS”), provides transfer agent recordkeeping services to investors who purchase shares of mutual funds offered by certain of our fund families through PFS Investments. In exchange for these services, PSS receives recordkeeping and account maintenance fees from the applicable fund company. PSS has retained BNY Mellon Asset Servicing to perform the necessary transfer agent recordkeeping services for these accounts on its proprietary SuRPAS system. PFS Investments serves as the Internal Revenue Service (“IRS”) approved non-bank custodian for customers that open individual retirement accounts (“IRAs”) (or certain other retirement accounts) with PFS Investments and invest in shares of mutual funds offered by certain of our fund families. For these services, PFS Investments receives an annual custodian fee.

In Canada, sales representatives offer Primerica-branded Concert™ Series funds, which accounted for approximately 17% of our Canadian mutual fund product sales in 2021. Our Concert™ Series funds consist of five different asset allocation funds and a money market fund with varying investment objectives. Each Concert™ Series fund is a money market fund and a fund of funds that allocates fund assets among equity, income and money market mutual funds of AGF Investments, a leading asset management firm in Canada. The asset allocation within each Concert™ Series fund is determined on an advisory contract basis by LifeWorks Investment Management Ltd. The principal non-proprietary funds that we offer our clients in Canada are funds of AGF Investments, Fidelity Investments, Mackenzie Investments and Invesco. Sales of these non-proprietary funds accounted for approximately 82% of mutual fund product sales in Canada in 2021. Like our U.S. fund family list, the asset management partners we have chosen in Canada have a diversified offering of equity, fixed-income and money market funds, including domestic and international funds with a variety of investment styles. As a result of certain Canadian regulatory changes that will be effective in June 2022, we will be modifying our investments business model in Canada. For further details of these regulatory changes, refer to the “Regulatory Changes” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment account by bank draft against their checking accounts for as little as $25 per month. During the year ended December 31, 2021, average client assets held in individual retirement accounts in the United States and Canada accounted for an estimated 74% and 66% of total average client account assets, respectively. The Canadian counterpart to our IRAs are Registered Retirement Savings Plans (“RRSPs”). RRSPs and IRAs behave similarly, providing up-front tax deductions on contributions and enabling clients to earn income on a tax-deferred basis. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.

Managed Investments. PFS Investments (dba PFS Advisors) is a registered investment advisor in the United States, and it offers a managed investments program, Primerica Advisors Lifetime Investment Platform (the “Lifetime Investment Platform”), which we launched in 2017. The Lifetime Investment Platform is a robust advisory offering designed for clients who have at least $25,000 of investable assets. It provides our customers access to mutual fund and exchange-traded fund investment models designed and managed by several unaffiliated investment advisers. PFS Investments, as sponsor and portfolio manager of the program, evaluates models for inclusion in the program and conducts ongoing due diligence of the models and unaffiliated investment advisers made available through the program. As of December 31, 2021, there were 11 unaffiliated investment advisers. TD Ameritrade Institutional, an unaffiliated broker-dealer, provides custody, trade execution, clearing, settlement and other services for customer assets invested through the Lifetime Investment Platform.

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

The investment objective of the SRIF is to provide income during retirement plus the opportunity for modest capital appreciation. The SRIF product guarantees clients 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or age 100. The portfolio consists of both equities and fixed-income securities, with the equities consisting of a pool of primarily large cap Canadian and U.S. equities that are capped at 25% of the portfolio. The balance is a fixed-income portfolio consisting of investment-grade government and corporate bonds. The high quality of the investments and the percentage cap on equities results in a relatively low potential loss exposure. All accounts in the SRIF are held as Registered Retirement Income Funds which carry government-

mandated minimum annual withdrawals. Similar to the Asset Builder Funds, our potential exposure for loss associated with the SRIF is very low because its investment allocations are conservatively aligned with the risks of the client contracts.

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

In Canada, we have historically earned revenue from the sales of our investment and savings products in two ways: commissions (or dealer re-allowance) on mutual fund sales and fees paid based upon clients’ asset values (mutual fund trail commissions and investment advisory fees from segregated funds and Concert™ Series funds). On segregated funds, we may earn deferred sales charges for early withdrawals at an annual declining rate within seven years of an investor’s original contribution. We also offer our clients a product option in which there is no deferred sales charge. As a result of certain Canadian regulatory changes that will be effective in June 2022, we will be modifying our investments business model in Canada. For further details of these regulatory changes, refer to the “Regulatory Changes” section in “Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Senior Health

In the United States, e-TeleQuote distributes Medicare-related insurance products to eligible Medicare participants. These products consist of Medicare Advantage Plans and Medicare Supplement. Medicare Advantage Plans are insurance policies offered by private health insurance carriers approved by CMS. These policies are fully funded by the federal government and managed by private health insurance carriers. They cover hospital care, outpatient medical services and in some cases additional coverage for prescription drugs, vision, hearing and dental. Medicare Supplement is additional insurance to help pay for costs not covered by Medicare, such as copayments, coinsurance, deductibles and coverage for travel outside of the United States. Medicare Supplement is private health insurance without any Medicare subsidy. During 2021, Humana, Inc., United Healthcare Group, Inc. and Anthem, Inc. accounted for the majority of our Senior Health segment commissions revenues.

e-TeleQuote earns commissions and fees when eligible Medicare participants are enrolled on behalf of third-party health insurance carriers. We are entitled to commissions at the time the initial policy is approved by the health insurance carrier and renewal commissions for as long as the policy renews. Additionally, e-TeleQuote earns consideration related to marketing development campaigns for purposes of selling policies on behalf of the insurance carriers.

Other Distributed Products

In the United States, we distribute other products, including mortgage loans through mortgage-licensed loan originators, prepaid legal services, auto and homeowners’ insurance referrals, and home automation solutions. In Canada, we offer mortgage loan referrals, auto and homeowners’ insurance referrals, home automation solutions, and insurance offerings for small businesses. While some of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.

We have a contractual arrangement with Rocket Mortgage, LLC. (“Rocket Mortgage”), a mortgage lender, whereby Primerica Mortgage, LLC (“Primerica Mortgage”), a state-licensed mortgage broker, offers mortgage loans through its mortgage loan originator licensed representatives. We launched the business as a pilot in 2019 offering refinance mortgages. During 2020, we introduced additional pilot products, which included purchase-money mortgages, and expanded the number of states in which we are licensed. In 2021, we continued to expand our mortgage program into new states. We receive compensation from Rocket Mortgage for each closed loan based on a fixed percentage of the loan amount for mortgage brokering services provided and pay compensation to the representatives for services rendered.

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

We have a contractual arrangement with Answer Financial, Inc. (“Answer Financial”), an independent insurance agency, whereby U.S. sales representatives refer clients to Answer Financial to receive multiple, competitive auto and homeowners’ insurance quotes. Answer Financial’s comparative quote process allows clients to easily identify the underwriter that is most competitively priced for their type of risk. We receive commissions based on completed auto and homeowners’ placement of insurance and policy renewals and pay independent sales representatives a flat referral fee for each completed application and policy renewal.

We have a contractual arrangement with Vivint, Inc. (“Vivint”), a company that offers homeowners in the U.S. and many provinces in Canada a comprehensive suite of products and services to protect and remotely control, monitor and manage their homes using any Internet-connected smart device. We receive commissions based on referrals that result in a subscription to Vivint’s home services and pay sales representatives a referral fee for each such subscription.

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

In Canada, we have a referral program for mortgage loan products offered by a third-party lender, Edison Financial ULC and 8Twelve Mortgage Corp., a mortgage broker. Due to regulatory requirements, sales representatives in Canada only refer clients to the lender and are not involved in the loan application and closing process. We receive referral fees based on the funded loan amount and, in turn, pay a commission to independent sales representatives.

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

Our U.S. insurance subsidiaries are required to file certain annual, quarterly and periodic reports with the supervisory agencies in the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. These examinations generally are conducted under National Association of Insurance Commissioners (“NAIC”) guidelines. Under the rules of these jurisdictions, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. Our most recent examinations of the financial condition and affairs of Primerica Life and NBLIC, as well as Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”), special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life, performed by the respective domiciliary state insurance department at the time of the exams, were completed during 2021 with no material findings or recommendations noted.

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

The Parent Company is a holding company that has no significant operations. Our primary asset is the capital stock of our subsidiaries, and our primary liability is $600.0 million in principal amount of senior unsecured notes (the “Senior Notes”). As a result, we depend on dividends or other distributions from our insurance and other subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of, principal of any debt obligations.

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

The following table sets forth the amount of cash and distributions paid or payable by our insurance subsidiaries:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Primerica Life	$30,000	$170,000	$270,000
Primerica Life Canada	140,243	22,532	22,544

Dividends paid by Primerica Life were lower in 2021 as statutory capital and surplus was adversely impacted by the timing of financing a fluctuating amount of statutory redundant reserves with Vidalia Re as well as higher claims and continued elevated policy sales during the COVID-19 pandemic. Dividends paid by Primerica Life Canada were higher in 2021 due to the payment of a one-time dividend of $116.4 million that was used to fund a portion of the e-TeleQuote acquisition. For additional information on dividend capacity and restrictions, see Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

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

Other Regulatory Changes. From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for independent sales representatives to obtain their life insurance licenses. In addition, certain jurisdictions have passed laws or proposed regulations that require insurers and insurance agents in the sale of life insurance, including term life insurance and annuities, to disclose conflicts of interest to consumers or meet standards of care requiring that their advice be in the customer’s best interest. The impact on our business and the level of resources necessary to conform to such new regulations will vary depending on the extent of changes required and the jurisdictions that adopt such regulations.

Regulation of Our Investment and Savings Products Business. PFS Investments is registered with, and regulated by, FINRA and the Securities and Exchange Commission (“SEC”). It is subject to regulation by the Department of Labor (“DOL”) with respect to certain retirement plans, and by state securities agencies. PFS Investments operates as an introducing broker-dealer, which does not hold client accounts, and is also registered in all 50 U.S. states and certain territories. All aspects of PFS Investments’ business are regulated, including sales methods and charges, trade practices, the use and safeguarding of customer securities, capital structure, recordkeeping, data protection, conduct and supervision of registered representatives.

PFS Investments is required to file monthly reports as well as annual audited financial statements with the SEC pursuant to Section 17 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 17a-5 thereunder. As part of filing these reports, PFS Investments is subject to minimum net capital requirements, as mandated by Rule 15c3‑1 of the Exchange Act.

In the United States, clients acquire securities products from PFS Investments in either a brokerage or advisory relationship. In a brokerage relationship, a PFS Investments registered representative making recommendations is subject to a “best interest” standard under SEC regulations and FINRA rules and in some cases, state rules. PFS Investments markets mutual funds and variable annuities on a brokerage basis. In an advisory relationship, namely our managed investment offerings, PFS Investments and its investment advisory representative have a fiduciary obligation to the client and conduct ongoing monitoring of the client’s investments. PFS Investments’ sales representatives making recommendations with respect to retirement accounts also may have fiduciary obligations under DOL regulations.

PFS Investments is also approved as a non-bank custodian under IRS regulations and, in that capacity, may act as a custodian or trustee for certain retirement accounts. In addition, PFS Investments is an SEC-registered investment advisor and, under the name Primerica Advisors, offers managed investment programs. In most states, independent sales representatives are required to obtain an additional license to offer these programs.

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

Regulation of Senior Health Products. The sale of senior health insurance products is heavily regulated. e-TeleQuote is subject to a number of U.S. federal and state laws, regulations and agency guidance. These laws, regulations and guidance may involve financial services, privacy and data collection, data protection, intellectual property, competition, consumer protection, and other subjects.

e-TeleQuote has a compliance function that is accountable to state insurance regulators, health insurance carriers, and CMS at the federal level. The CMS Medicare Communication and Marketing Guidelines prescribe specific details of marketing to and interactions with Medicare beneficiaries and those soon to be Medicare eligible. e-TeleQuote digitally records all telephone calls with potential and current customers and stores them for requested retrieval by carriers or CMS in the event of any consumer inquiry or complaint.

We are subject to state and federal laws and regulations that require us to maintain the privacy and security of personal information which we collect from consumers.

The Health Insurance Portability and Accountability Act (“HIPAA”) limits the use and disclosure of certain individually identifiable health information and requires the implementation of administrative, physical and technological safeguards to protect such information. As a provider of services subject to HIPAA, we are permitted to use and disclose certain protected health information to provide our services to existing customers and for other limited purposes, but other uses and disclosures such as marketing communications require authorization from the applicant or must meet an exception specified in the HIPAA privacy regulations.

Regulation of Mortgage Loan Products. In the United States, state mortgage banking, brokering and lending laws regulate our mortgage distribution business. In the United States, Primerica Mortgage is regulated by state banking commissioners and other equivalent regulators as well as by the Consumer Financial Protection Bureau. Our mortgage distribution business must comply with the laws, rules and regulations, as well as judicial and administrative decisions, in all of the jurisdictions in which we are licensed to offer mortgage and unsecured loans, as well as an extensive body of federal laws and regulations. These state and federal laws and regulations address the type of loan products that can be offered to consumers through predatory lending and high cost loan laws and the type of licenses that must be obtained by individuals and entities seeking to solicit mortgage loan applications from consumers. As a mortgage broker licensee, Primerica Mortgage is subject to periodic examinations by regulators.

To offer mortgage loan products, sales representatives must be individually licensed as mortgage loan originators by the states in which they do business (and in some states as both mortgage brokers and mortgage loan originators). See “Item 1A. Risk Factors — Other Risks Related to Our Business — Licensing requirements will impact the size of the mortgage loan sales force.”

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

In Canada, our loan activities are more limited and the sales representatives only provide mortgage loan referrals to Edison Financial ULC and 8Twelve Mortgage Corp. The sales representatives are not required to obtain mortgage loan licensure from any regulatory entity to make these referrals.

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

The Gramm-Leach-Bliley Act (“GLBA”) regulates the use and disclosure of certain data that we collect from consumers, and requires us to provide consumers with notice regarding how their nonpublic personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with third parties. GLBA generally requires safeguards for the protection of personal information.

The Telephone Consumer Protection Act of 1991 restricts telemarketing and the solicitation of customers without proper consent.

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

Competition

We operate in a highly competitive environment with respect to the sale of financial products and the retention of the more productive members of the sales force. Competitors with respect to our term life insurance products consist both of stock and mutual insurance companies, as well as other financial intermediaries. Competitive factors affecting the sale of life insurance products include the level of premium rates, benefit features, risk selection practices, compensation of independent sales representatives and financial strength ratings from ratings agencies such as A.M. Best.

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

Our Senior Health business operates in a competitive marketplace. Medicare Advantage plans compete with traditional Medicare as well as associated private health insurance options such as Medicare Supplement policies. Beneficiaries may also consider private options that cater to unique needs not otherwise provided for by Medicare. Our Senior Health business faces competition from national direct to consumer brokers, health insurance carriers that directly market to beneficiaries and national brokers that either sell through independent agent sales forces or affiliate with independent downstream brokers. We have distributor agreements with many health insurance carriers that can compete with us by directly marketing to beneficiaries.

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

Given that we acquired e-TeleQuote recently, it still operates under its own separate policies and procedures related to physical security and information security. These policies and procedures are similar in nature to the ones discussed above. We are in the process of aligning Primerica and e-TeleQuote’s physical security and information security policies.

Human Capital Management

Employees

General.  As of December 31, 2021, we had 2,621 full-time employees in the United States and 270 full-time employees in Canada.  In addition, as of December 31, 2021, we had 490 on-call employees in the United States and 62 on-call employees in Canada who provided services on an as-needed hourly basis and 6 part-time employees in the United States. The following table provides information about the diversity of our full-time, part-time and on-call U.S. employees(1) at December 31, 2021:

	Number of Employees	Female	Male	Asian	Black or African American	Hispanic or Latino	Other	White
Executive Management(2)	110	47.3%	52.7%	4.5%	7.3%	2.7%	1.8%	83.6%
Non-Executive Management(3)	430	58.8%	41.2%	4.0%	24.9%	5.8%	1.9%	63.5%
Professionals(4)	745	54.1%	45.9%	14.9%	25.1%	7.7%	3.8%	48.6%
All Other Employees(5)	1,832	67.7%	32.3%	3.4%	32.9%	16.0%	10.4%	37.3%
	3,117	62.5%	37.5%	6.3%	29.0%	12.1%	7.3%	45.3%

(1)	Reflects U.S. employees only, as comparable data is not required by law to be collected in Canada, Pakistan, and Nicaragua.
(2)	Includes employees at the Senior Vice President level and above, and comparable e-TeleQuote employees.
(3)	Includes employees at the Assistant Vice President and Vice President levels, non-Assistant Vice President managers, and comparable e-TeleQuote employees.
(4)	All remaining exempt (as defined by the Fair Labor Standards Act) employees.
(5)	All remaining non-exempt employees.

The Corporate Governance Committee of our Board of Directors (the “Corporate Governance Committee”) has responsibility for oversight of our diversity, equality, and inclusion (“DEI”) commitments and initiative. Our Chief Administrative Officer is responsible for the development and implementation of our DEI strategy. Identifying, developing, and mentoring diverse talent, while also ensuring our people-related policies and practices allow all employees to thrive at Primerica, is at the center of our DEI efforts. We are working to empower and incentivize our senior leaders to engage with this strategy.

Primerica prides itself on having a collaborative culture with our employees. As such, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes. For a more detailed description of our employee initiatives, see our 2021 Corporate Sustainability Report (available at http://investors.primerica.com), which is not incorporated by reference into this report or any filings with the SEC into which this report is incorporated by reference.

Talent Development and Retention. A core strength is that our senior executives average over 30 years with the Company, and many employees have been with Primerica for over 20 years. The result of this longevity and loyalty is that many of our long-term executives and employees will reach retirement age over the coming years. Management is focused on enhancing succession planning and talent pipeline identification and development both through the hiring of external talent and the adoption of new internal programs that focus on performance management and employee development. The Corporate Governance Committee has responsibility for oversight of our talent development and retention programs. The Corporate Governance Committee meets regularly with our Chief Administrative Officer and endeavors to interact regularly with rising talent.

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

Among other things, our employee benefits package includes health and dental insurance, various paid-leave options, parental leave, in-office doctors’ visits, a robust employee assistance program, and a 401(k) retirement savings plan with a generous company match.  Although the Company was exempt from coverage under the Family First Coronavirus Response Act because we have more than 500 employees, in 2020 and 2021 we offered a special paid sick leave policy that provided new sick leave benefits (in addition to our pre-existing policies) regarding planned and unplanned time off and short-term disability benefits.

Employee Engagement and Wellness. Employees are highly satisfied at Primerica, as evidenced by our employee retention rate in 2021 of 89%. Further, from 2019 through 2021, we were recognized by Forbes as a Best Employer for Women, and we were named to the Bloomberg Gender Equality Index from 2020 through 2022. We were also recognized as a regional “Top Workplace” by the Atlanta Journal-Constitution for nine consecutive years from 2014 to 2022 with the most recent recognition being confirmed in mid-December 2021. In 2021 and 2022, we were nationally recognized as a “Top Workplace USA” by the employee engagement service partner that conducted the regional survey. In order to monitor employee satisfaction, we conduct annual employee surveys and provide detailed results to managers and our Board of Directors. Changes to policies, programs, and benefits packages are made based on this feedback. In addition, each year we hold a series of town hall meetings at our Georgia headquarters and our Canadian head office during which all employees hear Company updates and have the opportunity to ask questions of senior management. Since March 2020, our Chief Executive Officer has shared a regular video message with all employees and held a company-wide virtual Town Hall meeting with all employees.

The Company took, and continues to take, steps to ensure the health and safety of employees during the COVID-19 pandemic. In addition to moving the vast majority of employees to remote work, we developed a four stage plan to gradually repopulate our facilities. The Company was in stage two of its repopulation plan from July 2020 to July 2021, stage three of its repopulation plan since August 2021, and expects to begin stage four of its repopulation plan in the first quarter of 2022. For those employees coming into our corporate offices, we followed the guidelines of nationally recognized health organizations to ensure we maintain a clean, safe and comfortable working environment. In addition, we provided masks for employees, implemented sanitation stations and conducted temperature checks as warranted. Contact tracing protocols are in place and are activated upon learning that any employee has contracted COVID-19.

Information Specific to Employees of e-TeleQuote. Since the acquisition of e-TeleQuote in July 2021, its employees have continued to operate under its existing human resources policies and procedures. e-TeleQuote’s compensation philosophy is designed to attract, retain and motivate high performing employees at all levels of the organization. e-TeleQuote’s incentive plans combine individual and e-TeleQuote company performance in determining total incentive compensation. The senior leadership team, along with certain other employees, are participants in one or both of the Short-Term Management Incentive Plan (a cash only plan) and the Special Management Incentive Plan, a special incentive plan that was adopted in connection with our acquisition of e-TeleQuote.

e-TeleQuote’s licensed health agents are full-time employees who are motivated through compensation systems that track performance and reward them accordingly. They receive an hourly wage plus an incentive compensation component depending on individual sales performance and key performance indicators including retention of sales.

e-TeleQuote offers an employee benefits package which includes health and dental insurance, various paid-leave options, an employee assistance program, and a 401(k) retirement savings plan with a company match.

e-TeleQuote took, and continues to take, steps to ensure the health and safety of employees during the COVID-19 pandemic.  Virtually all employees were moved to remote work beginning in March 2020. Additionally, for any on-site employees, guidelines of nationally recognized health organizations were followed to ensure a clean, safe and comfortable working environment. Repopulation plans for e-TeleQuote onsite locations are currently under development.

Independent Contractors

A description of the independent contractor sales force is included elsewhere in this section. See “— Our Distribution Model”, “— Recruitment of Sales Representatives”, “— Sales Force Motivation, Training, Communication and Sales Support Tools” “— Performance-Based Compensation Structure” and “— Supervision and Compliance.” The independent contractor sales force is extremely diverse, as it reflects the communities in which the sales representatives live and work. Further, the sales force utilizes strategic market groups to encourage professional and personal growth and development, including Women in Primerica, the African American Leadership Council and the Hispanic American Leadership Council, which we refer to as our Strategic Markets. These groups provide opportunities for networking and mentorship, sales and business management training and deep learning opportunities customized for these respective market segments. For a more detailed description of sales force initiatives, see our 2021 Corporate Sustainability Report (available at https://investors.primerica.com), which is not incorporated by reference into this report or any filings with the SEC into which this report is incorporated by reference.

Board of Directors

Primerica’s Board of Directors values diversity among its members. As of December 2021, 27% of our Board members were racially or ethnically diverse and 27% of our Board members were women. In August 2020, the Board adopted a Board Diversity policy, requiring consideration of Board candidates based on merit against objective criteria tied to the needs of the Board and the Company at the time of nomination to the Board while giving due regard to diverse characteristics such as gender, race, ethnicity, country of origin, nationality or cultural background and other personal characteristics. Further, diverse Board candidates are to be considered whenever the Board commences a director search. The Board Diversity policy is available on the investor relations page of our corporate website (https://investors.primerica.com). In addition, our Board receives regular updates on the Company’s efforts to improve diversity, equality and inclusion among its employees and independent contractors.

Available Information

We make available free of charge on the investor relations page of our corporate website (https://investors.primerica.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable upon filing such information with, or furnishing it to, the SEC. The Company’s reports are also available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We routinely post financial and other information, including information about our corporate responsibility and sustainability efforts on the investor relations page of our corporate website (https://investors.primerica.com). Information included on any Company websites is not incorporated by reference into this report or any other filings with the SEC into which this report is incorporated by reference.

ITEM 1A.RISK FACTORS.

Risks Related to Our Distribution Structure

Our failure to continue to attract new recruits, retain independent sales representatives or license or maintain the licensing of independent sales representatives would materially adversely affect our business, financial condition and results of operations.

New independent sales representatives provide us with access to new clients, enable us to increase sales and provide the next generation of successful independent sales representatives. As is typical with distribution businesses, we experience a high rate of turnover among part-time independent sales representatives, which requires us to attract, retain and motivate a large number of independent sales representatives. Recruiting is performed by current independent sales representatives, and the effectiveness of recruiting is generally dependent upon our reputation as a provider of a rewarding and potentially lucrative income opportunity, as well as the general competitive and economic environment. Whether recruits are motivated to complete their training and licensing requirements and commit to selling our products depends in part on the effectiveness of our compensation and promotional programs, as well as the competitiveness of such programs compared with other companies, including other part-time business opportunities and the recruits’ desire to help middle-income families in their communities.

If our new business opportunity and the products we distribute do not generate sufficient interest to attract new recruits, motivate them to become licensed independent sales representatives and maintain their licenses, and incentivize them to sell our products and recruit other new independent sales representatives, our business would be materially adversely affected.

Certain key RVPs have large sales organizations that include thousands of independent sales representatives. These key RVPs are responsible for attracting, motivating, supporting and assisting the independent sales representatives in their sales organizations. The loss of one or more key RVPs together with a substantial number of their independent sales representatives for any reason could materially adversely affect our financial results and could impair our ability to attract new independent sales representatives.

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

From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for independent sales representatives to obtain or retain their life insurance and/or securities licenses. For example, the Financial Industry Regulatory Authority (“FINRA”) has changed the continuing education (“CE”) regulatory requirement from a three-year period to an annual requirement for securities-licensed representatives. In addition, the North American Securities Administrators Association approved a model rule for participating states that imposes a CE requirement for investment advisor representatives. Such changes place an increased burden on representatives to maintain their securities licenses, which could negatively impact the size of the active securities sales force in the event that representatives do not complete the applicable CE requirements on a timely basis.

There are a number of laws and regulations that could apply to our independent contractor distribution model, which could require us to modify our distribution structure.

We have not been, and are not currently, subject to business opportunity laws because the amounts paid by the new independent sales representatives to us: (i) are less than the minimum thresholds set by many state and provincial statutes and (ii) are not fees paid for the right to participate in a business, but rather are for bona fide expenses such as state and provincial-required insurance examinations and pre-licensing training. We have not been, and are not currently, subject to franchise laws for similar reasons. However, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change. In addition, although we do not believe that the Federal Trade Commission’s (“FTC”) current Business Opportunity Rule applies to our Company, it is scheduled for review by the FTC.  As a result of that review or otherwise, it could be amended or interpreted in a manner inconsistent with our current interpretation. Becoming subject to business opportunity or franchise laws or regulations could require us to provide additional disclosures and regulate the manner in which we recruit independent sales representatives that may increase the expense of, or adversely impact our recruitment of, new independent sales representatives.

There are various laws and regulations, including laws of general application such as the FTC Act, that prohibit fraudulent or deceptive practices including but not limited to pyramid schemes and misrepresentations regarding distributors’ earnings potential.  The FTC recently issued an Advance Notice of Proposed Rulemaking (“ANPR”) regarding earnings claims, which is the first step in a multi-year rulemaking process under Magnuson-Moss rulemaking authority. Likewise, the FTC has exercised its Penalty Offense Authority found in Section 5(m)1(B) of the FTC Act by issuing Notices of Penalty Offenses as a reminder of the law on earnings claims and as a deterrence against violations. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities. Although we believe that our business practices comply with applicable laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment, or that these laws and regulations could change in actuality or in application, which could require us to restructure our operations or result in regulatory fines, penalties, or other costs, or reputational harm or could otherwise adversely affect our business, financial condition and results of operations.

Various unfair and deceptive trade practices laws and regulations could potentially be invoked to challenge aspects of our recruiting of independent sales representatives. In particular, we and the independent sales representatives use promotional materials in recruiting that describe the potential business opportunity available if someone becomes an independent sales representative and information with respect to earnings and lifestyle statements. These materials and statements made by us or the independent sales representatives may be deemed to be unfair, deceptive, or misleading under the FTC Act or other federal, state and provincial laws or regulations and could result in regulatory fines, penalties or other costs, or reputational harm. Being out of compliance with the aforementioned laws and regulations could require changes to the recruiting of independent sales representatives, which could have a materially adverse effect on our business, financial condition and results of operations.

There may be adverse tax, legal or financial consequences if the independent contractor status of independent sales representatives is overturned.

Other than e-TeleQuote Insurance, Inc.’s (“e-TeleQuote”) team of licensed health insurance agents, sales representatives are independent contractors who operate their own businesses. Although we believe that we have properly classified these sales representatives as independent contractors, there is a risk that the IRS, the Canada Revenue Agency, a court or other authority will take a different view. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and classification of independent sales representatives are subject to change or interpretation.

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

The Company’s, the independent sales representatives’, or the licensed health insurance agents’ violation of, or non-compliance with, laws and regulations and related claims and proceedings could expose us to material liabilities.

Extensive federal, state, provincial and territorial laws regulate our product offerings and our relationships with our clients, imposing certain requirements that independent sales representatives and licensed health insurance agents must follow. At any given time, we may have pending state, federal or provincial examinations or inquiries of our investment and savings products, insurance, mortgage, and other businesses. In addition to imposing requirements that independent sales representatives and licensed health insurance agents must follow in their dealings with clients, these laws and regulations generally require us to maintain a system of supervision reasonably designed to ensure that both groups comply with the requirements to which they are subject. We have policies and procedures to comply with these laws and regulations. However, despite these compliance and supervisory efforts, the breadth of our operations and the broad regulatory requirements could result in oversight failures and instances of non-compliance or violations on the part of the Company, independent sales representatives or licensed health insurance agents.

From time to time, we are subject to private litigation as a result of alleged misconduct by independent sales representatives and/or licensed health insurance agents. Non-compliance with or violations of laws or regulations could result in adverse findings in either examinations or litigation and could subject us to sanctions, monetary liabilities, restrictions on or the loss of the operation of our business, or reputational harm, any of which could have a material adverse effect on our business, financial condition and results of operations.

Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Various government bodies have established rules protecting the privacy and security of personal information, which vary significantly from jurisdiction to jurisdiction. Many independent sales representatives, employees, and third-party service providers have access to, and routinely process, personal information of clients on paper and on personal and company-owned hardware, the cloud and mobile devices through a variety of media, including the Internet and software applications. We rely on internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our Company, our employees and the independent sales representatives. If an independent sales representative, employee, or third-party service provider intentionally or unintentionally discloses or misappropriates confidential client information or our data is the subject of a cybersecurity attack, or if we fail to maintain adequate internal controls or independent sales representatives, employees, or service providers fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Insurance Business and Reinsurance

Our life insurance business may face significant losses if our actual experience differs from our expectations regarding mortality or persistency.

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

Our life insurance business is highly regulated, and statutory and regulatory changes may materially adversely affect our business, financial condition and results of operations.

Life insurance statutes and regulations are generally designed to protect the interests of the public and policyholders. Those interests may conflict with the interests of our stockholders. Currently, in the United States, the power to regulate insurance resides almost exclusively with the states, which grant state insurance regulators broad powers to regulate almost all aspects of our insurance business. Much of this state regulation follows model statutes or regulations developed or amended by the National Association of Insurance Commissioners (“NAIC”), which is composed of the insurance commissioners of each U.S. jurisdiction. The NAIC re-examines and amends existing model laws and regulations (including holding company regulations), in addition to determining whether new ones are needed.

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

On July 18, 2018, the NYDFS amended its suitability regulation for annuities (the “NY Amended Suitability Rule”), to impose certain duties and obligations on insurers and insurance producers in the sale of life insurance, including term life insurance, and annuities. Firms and insurance representatives are required to ensure that transactions are suitable and consistent with the customer’s “best interest”. In February 2020, the NAIC approved revisions to the Suitability in Annuity Transactions Model Regulation (“NAIC Annuities Best Interest Rule”) requiring producers to act in the “best interest” of consumers when recommending an annuity, and several states have adopted, and others are proposing to adopt, the NAIC Annuities Best Interest Rule. The NY Amended Suitability Rule and the NAIC Annuities Best Interest Rule impose a higher standard of care, enhanced disclosure, and other obligations with respect to life and/or annuities recommendations, which may increase our regulatory or litigation risk.

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

Each of our U.S. insurance subsidiaries is subject to Risk-Based Capital(“RBC”) standards (imposed under the laws of its respective jurisdiction of domicile). The RBC formula for U.S. life insurance companies generally establishes capital requirements relating to asset, insurance, interest rate and business risks. Our U.S. insurance subsidiaries are required to report RBC calculations annually to the applicable state department of insurance and the NAIC. Our Canadian life insurance subsidiary is subject to the Life Insurance Capital Adequacy Test Guideline (“LICAT”) and is required to provide its capital ratio calculations to the Canadian regulators. The capitalization of our insurance subsidiaries is maintained at levels in excess of the effective minimum requirements of the NAIC in the United States and OSFI in Canada. In any particular year, statutory capital and surplus amounts and RBC and LICAT ratios may increase or decrease depending on a variety of factors, many of which are outside of our control.

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

Each of our insurance subsidiaries, with the exception of Peach Re and Vidalia Re, has been assigned a financial strength rating by A.M. Best. Primerica Life currently also has an insurer financial strength rating from each of Standard & Poor’s (“S&P”) and Moody’s.

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

We extensively use reinsurance in the United States and Canada to diversify our risk and to manage our loss exposure to mortality risk. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. We, as the insurer, are required to pay the full amount of death benefits even in circumstances where we are entitled to receive payments from the reinsurer. Our reinsurers may be unable to pay the amounts they owe us on a timely basis or at all. Further, reinsurers might refuse or fail to pay losses that we cede to them or might delay payment. Since death benefit claims may be paid long after a policy is issued, we bear credit risk with respect to our reinsurers. The creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Any such failure to pay by our reinsurers could have a material adverse effect on our business, financial condition and results of operations. Two of our reinsurers are in receivership, both of which are associated with small blocks of business that are in runoff.   While it is uncertain at this time how much of their claim obligations these reinsurers will ultimately be able to pay, we have recognized an allowance for the expected credit losses associated with their reinsurance recoverable balances in our statement of financial position.

We also have in place coinsurance agreements that we originally entered into at the time of our initial public offering (the “IPO”) in 2010, pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our existing reinsurance agreements remain in place. Each coinsurer entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the coinsurer placed assets (primarily treasury and fixed-income securities) in trust for such subsidiary's benefit to secure the coinsurer's obligations to such subsidiary. Each such coinsurance agreement requires the relevant coinsurer to maintain assets in trust, the amount of which will not be less than the amount of the statutory reserves for the coinsured liabilities. In Canada, the IPO coinsurer must hold pledged assets in an amount sufficient for us to take credit for reinsurance in a Canadian financial institution, not affiliated with the IPO coinsurer, with our Canadian insurance company having an enforceable security interest that has priority over any other security interest for the pledged assets.  Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement subject to any applicable cure periods. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.

There is no assurance that the relevant coinsurer will pay the coinsurance obligations owed to us now or in the future or that it will pay these obligations on a timely basis. If any of the coinsurers becomes insolvent and the trust account to support the obligations of such coinsurer is insufficient to pay such coinsurer's obligations to us and we fail to enforce our right to recapture the business, it could have a material adverse effect on our business, financial condition and results of operations.

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

The Company’s or the securities-licensed independent sales representatives’ violations of, or non-compliance with, laws and regulations could expose us to material liabilities.

Our subsidiary broker-dealer and registered investment advisor, PFS Investments, and the sales representatives, are subject to federal and state regulation of the securities business. Investment advisory representatives likewise are held to a high standard of conduct. Our subsidiary, PSS, is a registered transfer agent engaged in the recordkeeping business and is subject to regulation by the Securities and Exchange Commission (“SEC”). Violations of, or non-compliance with, laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts, could subject us to regulatory actions and/or litigation and could result in the imposition of cease and desist orders, fines or censures, restitution to clients, suspension or revocation of SEC registration, suspension or expulsion from FINRA, reputational damage and legal expense, any of which could materially adversely affect our business, financial condition and results of operations.

Our Canadian broker-dealer subsidiary, PFSL Investments Canada and the sales representatives are subject to the securities laws of the provinces and territories of Canada in which we sell our mutual fund products and to the rules of the Mutual Fund Dealers Association of Canada (“MFDA”), the self-regulatory organization governing mutual fund dealers (except in the case of Quebec , the Autorité des Marchés Financiers (“AMF”)). PFSL Investments Canada is subject to periodic review by both the MFDA and the provincial and territorial securities commissions to assess its compliance with, among other things, applicable capital requirements and sales practices and procedures. These regulators have broad administrative powers and may impose sanctions that could materially adversely affect our business, financial condition and results of operations.

If heightened standards of conduct or more stringent licensing requirements, such as those adopted by the SEC and those proposed or adopted by the Department of Labor (“DOL”), state legislatures or regulators or Canadian securities and insurance regulators, are imposed on us or the independent sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

The U.S. independent sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, Inc., which is regulated as a broker-dealer and registered investment advisor, and U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by the FINRA. These standards generally require that broker-dealers, investment advisors, and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. On June 5, 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons (collectively, the “SEC Rulemaking”).  Among other things, the SEC Rulemaking: (i) created a “best interest” standard of conduct for broker-dealers (“Reg BI”), and (ii) imposed disclosure requirements through summary forms intended to clarify relationships among brokers, advisers, and their retail customers (“Form CRS”). On December 15, 2020, the DOL published an interpretation of, and class exemption regarding, the rules governing fiduciary investment advice with respect to IRAs and other retirement accounts (the “DOL Rule”). The effective date of the DOL Rule was February 16, 2021 and the DOL extended its non-enforcement policy through January 31, 2022. The SEC Rulemaking and the DOL Rule in their current forms impose higher standards of care and enhanced obligations that increase regulatory and litigation risk to our business.

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

The organization of provincial and territorial securities regulators (collectively referred to as the “Canadian Securities Administrators” or “CSA” has published final rule amendments to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). The final amendments have an effective date of June 1, 2022 and the deferred sales charge compensation model is permitted to be used until then. The CSA indicated that the prohibition of upfront sales commissions by fund companies will require firms to discontinue the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada.  These rules will result in changes in compensation arrangements with both the fund companies that offer the mutual fund products we distribute and independent sales representatives in all provinces.

In an announcement February 10, 2022, and in line with the DSC Ban for the sale of mutual funds, the organization of provincial and territorial insurance regulators (collectively referred to as the “Canadian Insurance Regulators”) urged insurers to refrain from new deferred sale charge sales in segregated fund contracts beginning June 1, 2022, and expect a transition to a cessation of such sales by June 1, 2023. In addition, the Canadian Insurance Regulators announced their intention to issue a joint consultation later this year to consider other changes to upfront compensation.  Such restrictions could require us to restructure our compensation model for sales of segregated funds and could have a material adverse effect on our investment and savings products business in Canada.

In Canada, on October 3, 2019, the CSA published final rule amendments intended to better align the interest of securities dealers and representatives with the interests of their clients, improve outcomes for clients, and make clearer to clients the nature and terms of their relationship with registered firms and their representatives.  Collectively these amendments are referred to as the Client Focused Reforms (“CFRs”).  The CFRs, among other things, require registered firms to identify and mitigate conflicts of interest between registered firms and their representatives, on one hand, and clients, on the other, such that recommendations may be made in clients’ best interest.  The implementation date to address conflicts and to improve disclosure was June 30, 2021 and the implementation date to enhance overall suitability rules, know your client rules, and know your product requirements was December 31, 2021. CFRs will require changes to our sales process and back-office systems and processes and may necessitate changes in compensation arrangements with the fund companies that offer the mutual fund products we distribute in Canada. The impact of such changes could have a material adverse effect on our investment and savings products business in Canada.

Heightened standards of conduct or restrictions on compensation as a result of any of the above items or other similar proposed rules or regulations could also increase the compliance and regulatory burdens on the sales representatives and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of licensed sales representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

If our suitability policies and procedures, or our policies and procedures for compliance with federal, state or provincial  regulations governing standards of care, were deemed inadequate, it could have a material adverse effect on our business, financial condition and results of operations.

We review the account applications that we receive for our investment and savings products for suitability, for compliance with the SEC Rulemaking and the DOL Rule, and for compliance with other federal, state or provincial regulations governing standards of care. We believe that the policies and procedures we implement to help sales representatives assist clients in making investment choices are reasonably designed to achieve compliance with applicable securities laws and regulations and to satisfy other applicable federal, state, and provincial standards of care.  Nonetheless, it is possible that the SEC, FINRA, the DOL, the IRS, state securities and insurance regulators, MFDA or AMF may not agree. Further, we could be subject to regulatory actions or private litigation, which could materially adversely affect our business, financial condition and results of operations.

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

To offer mortgage loan products, independent sales representatives must be individually licensed as mortgage loan originators by the states in which they do business and, in some states, they must also be individually licensed as mortgage brokers.  These licensing requirements include enrollment in the Nationwide Multistate Licensing System, application to state regulators for individual licenses, a minimum of 20 hours of pre-licensing education, an annual minimum of eight hours of continuing education, and the successful completion of both national and state tests or a national test with uniform state content.  Compliance with these licensing regimes (including background and credit checks) have proven to be a barrier for many sales representatives.  In addition, the tests have historically been challenging for the sales representatives to pass. Primerica Mortgage, LLC must also be licensed at the company level as a Mortgage Broker (or equivalent) and, in almost all states, representatives’ offices must be licensed as branch offices.  To offer mortgage loans in a state, independent sales representatives, offices, and Primerica Mortgage, LLC must be licensed as required by state law.  These licenses must be renewed on an annual basis. Failure of independent sales representatives to obtain the required licenses and comply with ongoing licensing requirements would adversely affect the size of the mortgage loan sales force, which could materially adversely affect our mortgage distribution business.

Our mortgage distribution business is highly regulated and subject to various federal, state and provincial laws and regulations in the U.S. and Canada. Changes in, non-compliance with, or violations of, such laws and regulations  could affect the cost or our ability to distribute our products and could materially adversely affect our business, financial condition and results of operations.

Our U.S. mortgage distribution business is subject to a wide array of laws at the federal, state, and local levels. It is regulated by federal, state and local regulators, including the Consumer Financial Protection Bureau, state mortgage and licensing regulators, state attorneys general, state and local consumer protection offices, the FTC, the Department of Housing and Urban Development, and the Department of Justice, which have the authority to examine, supervise, investigate, and enforce applicable laws, regulations and policies.  Federal law and regulations impose prohibitions and restrictions on the manner and amount of compensation paid in connection with a mortgage loan transaction and establish a federal ability to repay standard for all mortgage loans.  Other laws could have the effect of limiting the availability of certain loan products in the market and adversely impact the range of products offered and the volume of loan business.

Additionally, we must comply with various state and local laws and policies concerning the lender, compensation, fair lending, supervision, the provision of consumer disclosures, net branching, predatory lending and high cost loans and recordkeeping.  Differing interpretations of, changes in, or violations of, any of these laws or regulations could subject us to damages, fines, or sanctions and could affect the cost or our ability to distribute our products, which could materially adversely affect our business, financial condition, and results of operations. Remediation for noncompliance with federal, state or local laws could be costly and significant fines may be incurred. Failure to comply with applicable laws could result in potential litigation liability.  Further, the lender must comply with applicable federal, state, and local laws and regulations, and any noncompliance by such lender may adversely impact our U.S. mortgage distribution business.

In Canada, independent sales representatives offer mortgage loans on a referral basis only. Various provincial mortgage brokerage laws strictly prescribe the requirements applicable to a mortgage referral program in order for individuals who make the referrals to be exempt from the requirement to be licensed as mortgage brokers. Differing interpretations of, changes in, or violations of, any of the applicable exemptions under mortgage brokerage laws could subject us to damages, fines or sanctions and could have a material adverse effect on our ability to offer mortgage loan referrals in Canada. In addition, independent sales representatives selling mutual funds must comply with the disclosure requirements of the MFDA and applicable securities laws governing mortgage referral arrangements. Failure to comply with such disclosure requirements could result in regulatory sanctions, which could have a material adverse effect on our ability to offer mortgage loan referrals in Canada.

Risks Related to e-TeleQuote’s Senior Health Insurance Distribution Business

Due to our very limited history with e-TeleQuote, we cannot be certain that its business strategy will be successful or that we will successfully address the risks below or any other risks not now known to us that may become material.

On July 1, 2021, we acquired 80% of the operating subsidiaries of Etelequote Limited, including e-TeleQuote, a senior health insurance distributor of Medicare related insurance policies. If e-TeleQuote does not perform as expected or is difficult for us to integrate, it could materially adversely affect our business, financial condition and results of operations. The failure of e-TeleQuote to achieve anticipated revenue and earnings levels could also result in additional goodwill impairment charges. Further, we could experience challenges integrating e-TeleQuote into our internal control over financial reporting.  Any such difficulties could result in one or more internal control failures which could result in a material weakness. See “Item 1A. Risk Factors -- Any acquisition of or investment in businesses that we may undertake that does not perform as we expect or that is difficult for us to integrate could adversely impact our business, financial condition and results of operations” below.

e-TeleQuote has experienced elevated policy churn, which has driven down lifetime value of commissions (“LTV”) and higher contract acquisition costs from rising lead costs and labor-related issues. These activities introduce increased potential volatility and can be challenging to predict. We cannot be certain that its business strategy will be successful or that we will successfully address these or other risks that may become material. In addition, upon indication of improved performance and/or the expectation that the business will generate comparatively attractive returns, we may make future expenditures relating to the development and growth of e-TeleQuote’s business, including expenditures relating to lead acquisition, marketing, website and technology development, security, and hiring of additional employees. Further, we do not have experience in the senior health space. e-TeleQuote was founded by its current chief executive officer and its continued success will depend on our ability to retain key management and hire additional employees with relevant expertise. Failure to successfully perform any of the activities listed above could have a material adverse effect on e-TeleQuote’s business and results of operations, which could adversely affect our business.

e-TeleQuote is highly regulated and subject to compliance requirements of the United States Government’s Centers for Medicare and Medicaid Services (“CMS”) and those of its carrier partners. Non-compliance with, or violations of, such requirements may harm its business, which could have a material adverse effect on our business, financial condition and results of operations.

e-TeleQuote’s business and operating results are heavily dependent on marketing and selling Medicare related insurance plans. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS and are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated by state insurance departments. These laws and regulations are numerous and complex, and CMS regulations and guidance frequently change.

CMS regulations require that many aspects of e-TeleQuote’s online platforms, marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, be filed with CMS and reviewed and approved by carriers. In addition, certain aspects of Medicare plan marketing partner relationships are subject to CMS and carrier review. Further, some carriers provide e-TeleQuote with marketing development revenue, consistent with CMS regulations. Changes to applicable laws, regulations and guidelines, their interpretation or the manner in which they are enforced could be incompatible with carrier relationships, the manner in which e-TeleQuote conducts business, e-TeleQuote’s platforms, or the sale of Medicare plans, which could harm its business and have a material adverse effect on our business and operations.

The compensation that e-TeleQuote receives from carriers would decline if: (i) laws or regulations limit or remove the ability for carriers to provide funds to e-TeleQuote; (ii) federal or state governments determine that e-TeleQuote’s compensation arrangements with carrier providers do not meet regulatory requirements, or (iii) actions of federal or state governments result in a reduction in commissions paid to e-TeleQuote or impact the timing of revenue recognition in connection with the sale of Medicare related health insurance. This could have a material adverse effect on e-TeleQuote’s business and operations.

CMS audits Medicare carriers and holds carriers responsible for actions of their subcontractors, downstream entities, and delegated entities such as e-TeleQuote and its licensed health insurance agents. As a result, carriers may terminate their relationship with e-TeleQuote or take other corrective action, federal or state governments may allege or determine that e-TeleQuote’s Medicare product sales, marketing or operations are not in compliance with Medicare or other requirements, or give rise to excess complaints.

e-TeleQuote receives leads that are externally acquired from third-party vendors and internally generated from marketing initiatives and receives referrals from Primerica independent sales representatives. e-TeleQuote’s business may be harmed if it cannot continue to acquire or generate leads on commercially viable terms, if it is unable to convert leads to sales at acceptable rates, if Primerica independent sales representatives do not introduce consumers to e-TeleQuote, or if policyholder retention is lower than assumed, any of which could adversely impact our business.

e-TeleQuote’s business requires access to a large quantity of quality sales leads to keep its licensed health insurance agents productive. The business is also dependent upon a number of lead suppliers, including Internet search engines, from whom it obtains leads to support its sales of insurance policies. The loss of one or more of these lead suppliers, or e-TeleQuote’s failure to otherwise secure quality sales leads, could significantly limit its ability to access its target market.

e-TeleQuote may not be able to compete successfully for high quality leads against its current or future competitors, some of whom have greater technical, marketing and other resources. If it fails to compete successfully with its competitors to source sales leads from lead suppliers, it may experience increased marketing costs and loss of market share.

Converting quality sales leads to policy sales is key to e-TeleQuote’s success. Many factors impact e-TeleQuote’s conversion rate, including the quality of leads, agent tenure, and its proprietary workflow technology. Any adverse impact on conversion rates could harm e-TeleQuote’s business, operating results, financial condition and prospects, which could adversely impact our business.

Primerica Senior Health certified independent sales representatives receive fees for services associated with introducing seniors to e-TeleQuote. If Primerica independent sales representatives do not educate consumers about e-TeleQuote and make introductions, e-TeleQuote’s operating results and financial condition could be impacted, which could adversely impact our business.

e-TeleQuote records revenue at the time a policy is sold based on the expected lifetime value of commissions to be collected for that policy. The most important assumption used in determining the lifetime value of commissions is expected policyholder retention. If the actual timeframe that a policyholder retains a policy is significantly lower than expected for a large group of policies, it could reduce the lifetime value of commissions collected, which could have a material adverse effect on its business and could adversely impact our business.

If e-TeleQuote’s ability to enroll individuals during the Medicare annual election period is impeded, its business may be harmed which could adversely impact our business, financial condition and results of operations.

e-TeleQuote handles an increased volume of health insurance transactions in a short period of time during the Medicare annual election period, which runs from mid-October through early December. As a result, e-TeleQuote must ensure that an adequate number of health insurance agents are timely licensed, trained and certified and have the appropriate authority to sell health insurance in various states and for a number of different health insurance carriers during this period. If e-TeleQuote’s ability to market and sell Medicare-related health insurance is constrained during a Medicare election period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain agents to sell health insurance, interruptions in the operation of its website or systems, or disruptions caused by other external factors, such as the COVID-19 pandemic, e-TeleQuote could sell fewer policies, which could adversely impact our business and results of operations.

e-TeleQuote’s business is dependent on key carrier partners. The loss of a key carrier partner, or the modification of commission rates or underwriting practices with a key carrier partner, could harm its business which could adversely impact our business, financial condition and results of operations.

e-TeleQuote derives a substantial portion of its revenue from a few key carrier partners. The agreements with key carrier partners to sell Medicare plans are typically terminable by carrier partners without cause upon short term advance notice. Should e-TeleQuote become dependent on fewer key carrier partner relationships (whether as a result of the termination of key carrier partner relationships, key carrier consolidation or otherwise), it may become more vulnerable to adverse changes in its relationships with key carrier partners, particularly in states where it distributes insurance from a relatively smaller number of key carrier partners or where a small number of key carrier partners dominate the market. The loss of business or the failure to retain a significant amount of business with any of our key carrier partners could adversely impact our business, financial condition and results of operations.

Commission rates from carriers are either set by each carrier or negotiated between e-TeleQuote and each carrier, and Medicare Advantage commission rates are subject to CMS regulation. Commission rates paid to e-TeleQuote are, for any given plan for a given customer, based on a number of factors, including the carriers offering those plans, the state of residence of the customer, the laws and regulations in the jurisdictions where the customer is located, and the customer’s previous Medicare enrollment history (if any). Carriers have the right to alter these commission rates and their contractual relationships with e-TeleQuote on relatively short notice, including in certain instances by unilateral amendment of contracts relating to commission rates or otherwise.

Risks Related to Economic Downcycles, Public Health Crises or Catastrophes, and Disasters

The effects of economic down cycles, issues affecting the national and/or global economy or global geopolitical event(s) could materially adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations may be materially adversely affected by economic downturns in the United States and Canada, as well as issues in the national and/or global economy, such as increased inflation, that may have repercussions on our local markets. Economic downturns, which are often characterized by higher unemployment, lower household income, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending, have at times adversely affected the demand for the term life insurance, investment and savings and other financial products that we sell. We may experience an elevated incidence of lapses or surrenders of term life insurance policies, and some of our policyholders may choose to defer paying term life insurance premiums or stop paying such insurance premiums altogether.

Our investment and savings products business is sensitive to the performance of the equity markets. A protracted long-term downturn in equity market performance brought about in an economic downturn and/or global geopolitical event(s), such as the conflict between Russia and Ukraine, could adversely affect new sales and cause clients to liquidate mutual funds and other investments sold by independent sales representative. This could cause a decrease in the asset value of client accounts, reduce our trailing commission revenues and result in a decline in the fair value of our invested asset portfolio. Further, volatility in equity markets or downturns could discourage purchases of the investment products that we distribute and could have a materially adverse effect on our business, including our ability to recruit and retain independent sales representatives.

Major public health pandemics, epidemics or outbreaks, such as the COVID-19 pandemic, or other catastrophic events, could materially adversely impact our business, financial condition and results of operations.

Our operations are exposed to the risk of major public health pandemics, epidemics or outbreaks (a “major public health crisis”), such as the COVID-19 pandemic, or other catastrophic events (“catastrophic events”), which, among other things, could cause a large number of premature deaths of our insureds. Although we have ceded a significant majority of our mortality risk to reinsurers, a major public health crisis or catastrophic event could cause substantial volatility in our financial results for a period of time and could also materially harm the financial condition of our reinsurers, increase the probability of default on reinsurance recoveries, decrease the availability of reinsurance on new business or increase reinsurance costs on new business and/or rates during the post-level term period. In addition, most of the jurisdictions in which our insurance subsidiaries are licensed to transact business require life insurers to participate in guaranty associations, which raise funds to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed issuers. A major public health crisis or catastrophic event could require extraordinary assessments on our insurance companies, which could have a material adverse effect on our business, financial condition and results of operations.

A major public health crisis or catastrophic event could negatively impact our ability to attract new recruits, train and license the independent sales force, and incentivize the independent sales force to sell our products. If a significant number of independent sales representatives were to be impacted by a major public health crisis or catastrophic event, it could have a material adverse effect on recruiting, licensing, and our ability to write new business. Similarly, a major public health crisis or catastrophic event could impair our ability to hire, license, and train health insurance agents in our senior health business. A major public health crisis or catastrophic event could also cause significant volatility in global financial markets and disrupt the economy and the demand for the term life insurance, investment and savings, Medicare related insurance, and other financial products that we sell. Our investment portfolio and the valuations of invested assets we hold could also be materially adversely affected.

Specifically, with respect to the COVID-19 pandemic, businesses have begun repopulating their facilities and people are starting to resume their pre-pandemic activities after two years into the COVID-19 pandemic. Most states are getting back to normal testing capacity and candidates have more flexibility to access pre-licensing classes with both in-person and remote options becoming available. We have experienced an increase in mortality expense due to premature deaths of our insureds caused by COVID-19 infections. We expect that vaccinations and antivirals will eventually cause our elevated mortality experience to normalize. However, the threat of mutations of COVID-19, including the Delta and Omicron variants, continue to create uncertainty despite widely available vaccines in the United States and Canada. In addition, current and future mutations of COVID-19 that could be highly contagious could result in temporary employee shortages, increased costs associated with employee absences and an overall disruption in employee productivity. Productivity of the independent sales representatives could be also impacted by current and future COVID-19 variants. As a result, the timing and extent of the impact these dynamics will have on our business in future periods remains uncertain.

In the event of a disaster, our business continuity plan may not be sufficient, which could have a material adverse effect on our business, financial condition and results of operations.

Our infrastructure supports a combination of local and remote recovery solutions for business resumption in the event of a disaster, including a security incident. In the event of either a campus-wide destruction or the inability to access our data center or main campus in Duluth, Georgia, our business recovery plan provides for our employees to perform their work functions via a dedicated business backup/recovery site located around 20 miles from our main campus or by remote access from an employee's home. However, in the event of campus-wide destruction, our business recovery plan may be inadequate, and our employees and the independent sales representatives may be unable to carry out their work, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Information Technology and Cybersecurity

If one of our, or a third-party partner’s, significant information technology systems fails, if its security is compromised, or if the Internet becomes disabled or unavailable, our business, financial condition and results of operations may be materially adversely affected.

Our business is highly dependent upon the effective operation of our information technology systems and third-party technology systems, networks and clouds to record, process, transmit and store information, including sensitive customer and proprietary information. We rely on these systems throughout our business for a variety of functions including to conduct many of our business activities and transactions with customers, independent sales representatives, vendors and other third parties, to prepare our financial statements and to communicate with our Board of Directors. Further, our information technology systems and applications run a variety of third-party and proprietary software intended to support the sales force. Our business also relies on the use by employees, independent sales representatives and other third parties of electronic mobile devices, such as laptops, tablets and smartphones, which are particularly vulnerable to loss and theft.

Maintaining the integrity of these systems and networks is critical to the success of our business operations, including the retention of independent sales representatives and customers, and to the protection of our proprietary information and our customers’ confidential and personal information. We could experience a failure of one or more of these systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing new software systems.  In addition, despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions.

We are subject to international, federal, state, and provincial regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect sensitive customer, employee, independent sales representative and third-party information.  We have implemented and maintain security measures, including industry-standard commercial technology, designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or independent sales representative error or malfeasance.  We continually assess our ability to monitor, respond to, and recover from such threats. We also require, and with respect to e-TeleQuote will require, third-party vendors, who in the provision of services to us are provided with or process information pertaining to our business or our customers, to meet certain information security standards. Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such breaches or interference by third parties or by independent sales representatives or employees that may occur in the future, including the failure of any one of these systems for any reason, could cause significant interruptions to our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

The current legislative and regulatory climate with regard to privacy and cybersecurity may adversely affect our business, financial condition, and results of operations.

Various international, federal and state legislative and regulatory bodies are considering or have considered, proposed, or adopted new standards and rules regarding protection of personally-identifiable information. NYDFS’s Cybersecurity Requirements for Financial Services Companies require covered financial services institutions to implement a cybersecurity program designed to protect information systems.  The NAIC has adopted the Insurance Data Security Model Law (“Model Law”), among other things, requires insurers and insurance producers to develop and maintain a written information security program, conduct risk assessments, and assess the data security practices of third-party service providers.  The Model Law, which has some similarities as well as differences from the NYDFS’s cybersecurity regulation, has been adopted by a significant number of states. In addition, various regulators and legislators are proposing, have proposed, and have passed more stringent privacy requirements, including the California Consumer Protection Act of 2018 and related laws and regulations (“CCPA”).  The CCPA, which is designed to give consumers more control over their personal data and imposes strict liability for security incidents under certain circumstances, became effective in January 2020.  The related California Privacy Rights Act, which expands the CCPA, is expected to take effect in January 2023. All 50 U.S. states and Canada have breach notification requirements.

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

e-TeleQuote’s security measures designed to protect against breaches of security and other interference with its systems and networks are not fully mature. If e-TeleQuote is subject to cyber-attacks or security breaches or  is otherwise unable to safeguard the security and privacy of confidential data, including personal health information, e-TeleQuote’s business may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

e-TeleQuote’s services involve the collection, processing, use, transmission, and storage of confidential and personal information of consumers and current and former employees, including protected health information subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other individually identifiable health information. Accordingly, e-TeleQuote is subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect HIPAA and other personal and sensitive information. e-TeleQuote has implemented and maintains certain security measures intended to protect against breaches of security and other interference with its systems and networks resulting from attacks by third parties, including hackers, and from employee or representative error or malfeasance. We expect to make future significant expenditures relating to privacy and security to ensure that e-TeleQuote’s information security measures meet our and industry information security standards.

Despite the measures e-TeleQuote has taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that its systems and networks will not be subject to breaches or interference. Any such breaches or interference by third parties or by licensed health insurance agents or employees that may occur in the future, including the failure of any one of these systems for any reason, could cause significant interruptions to its operations, damage its or our reputation, cause the termination of relationships with government-run health insurance exchanges, carriers, customers, and marketing partners, reduce demand for services and subject e-TeleQuote to significant liability and expense as well as regulatory action and lawsuits, any of which could have a material adverse effect on our business, financial condition and results of operations.

Financial Risks Affecting Our Business

Credit deterioration in, and the effects of interest rate fluctuations on our invested asset portfolio and other assets that are subject to changes in credit quality and interest rates could materially adversely affect our business, financial condition and results of operations.

A large percentage of our invested asset portfolio is invested in fixed-income securities. As a result, credit deterioration and interest rate fluctuations could materially affect the value of and earnings generated by our invested asset portfolio. During periods of declining market interest rates, we must invest the cash we receive as interest, return of principal on our investments and cash from operations in lower-yielding, high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities could also decide to prepay their obligations to borrow at lower market rates, which would increase our reinvestment risk. If interest rates generally increase, the fair value of our fixed rate income portfolio decreases. Additionally, if the fair value of any security in our invested asset portfolio decreases, we may realize losses if we deem the value of the security to be impaired due to a credit loss.  We also have an asset on deposit with a coinsurer backing a 10% coinsurance agreement entered into at the time of our IPO.  The fair value of this asset is influenced by fluctuation in credit spreads and interest rates, and changes in fair value are recognized in income.  To the extent that any fluctuations in fair value or interest rates are significant or we recognize impairments that are material, it could have a material adverse effect on our business, financial condition and results of operations.

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

There are various risks and uncertainties associated with determining whether an impairment is due to credit factors when the fair value of available-for-sale securities declines below amortized cost. To the extent that we are incorrect in our determination of the fair value of our investment securities or our determination of whether an  impairment is due to credit factors for available-for-sale securities, we may realize losses that never actually materialize and are subsequently reversed, or may fail to recognize losses within the appropriate reporting period.

Changes in accounting standards can be difficult to predict and could adversely impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. U.S. GAAP is a continuously evolving set of financial accounting and reporting standards that governs the preparation of our financial statements. Changes to U.S. GAAP can be difficult to implement and can materially impact how we record and report our financial condition and results of operations. An upcoming change in U.S. GAAP that will impact how we record and report our financial condition and results of operations is Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update will change the accounting guidance we follow for long-duration insurance contracts. ASU 2018-12 will require us to update assumptions used in measuring future policy benefits, including mortality, persistency, and disability rates, at least annually instead of locking those assumptions at contract inception. In addition, the new standard requires differences in assumptions and actual performance be reflected in reserves as the experience occurs. ASU 2018-12 also includes changes to how we amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The amendments in ASU 2018-12 are scheduled to be effective for the Company beginning in 2023 as of the earliest period presented in the consolidated financial statements. We anticipate that the adoption of ASU 2018-12 will have a pervasive impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls. This new accounting standard, in addition to other financial reporting standard changes being discussed by the Financial Accounting Standards Board (“FASB”) and the SEC, could adversely impact both our financial condition and results of operations as reported on a U.S. GAAP basis.

Additionally, the Company’s insurance company subsidiaries prepare statutory financial statements in accordance with accounting principles designated by regulators in the jurisdictions in which they are domiciled. The financial statements of our U.S. insurance subsidiaries are prepared in accordance with statutory accounting principles (“SAPs”) prescribed or permitted by state insurance departments and the NAIC. SAPs, including actuarial methodologies for estimating reserves, are subject to continuous evaluation by the NAIC and state insurance departments. Similarly, our Canadian life insurance subsidiary is required to prepare statutory financial statements in accordance with IFRS, as prescribed by the OSFI in Canada. The International Accounting Standard Board’s new accounting standard for insurance contracts (“IFRS 17”) will become effective in 2023.  IFRS 17 will significantly overhaul the measurement model for insurance contracts at our Canadian life insurance subsidiary for statutory reporting purposes. The statutory financial statements of our insurance company subsidiaries, which are used to determine dividend capacity and risk-based capital, could be adversely affected by this and other future changes implemented by jurisdictional insurance departments. Therefore, the ability of our insurance companies to comply with regulatory minimum capital requirements and ultimately pay dividends to the Parent Company could be adversely impacted.

The inability of our subsidiaries to pay dividends or make distributions or other payments to us in sufficient amounts would impede our ability to meet our obligations and return capital to our stockholders.

Operations of the Company are conducted by its subsidiaries. As such, Primerica, Inc. is a holding company that has no significant operations. Our primary asset is the capital stock of our subsidiaries and our primary liability is our senior unsecured notes (the “Senior Notes”). We rely primarily on dividends and other payments from our subsidiaries to meet our operating costs, other corporate expenses, and Senior Note obligations, as well as to return capital to our stockholders. Further, over the next four years, the use of funds at the Parent Company are expected to include the purchase of the remaining 20% minority interest of e-TeleQuote.  We also expect to use Parent Company funds to provide working capital to e-TeleQuote over the next several years.   The ability of our subsidiaries to pay dividends to us depends on their earnings, covenants contained in existing and future financing or other agreements and on regulatory restrictions. The ability of our insurance subsidiaries to pay dividends will further depend on their statutory income and surplus. If the cash we receive from our subsidiaries pursuant to dividend payments and tax sharing arrangements is insufficient for us to fund our obligations or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, given the historic volatility in the capital markets, there is no assurance that we would be able to raise cash by these means.

The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on their ability to pay dividends to us. In the United States, these restrictions are based, in part, on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval.  Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. In Canada, dividends can be paid, subject to the paying insurance company continuing to meet the regulatory requirements for capital adequacy and liquidity and upon 15 days’ minimum notice to OSFI. More stringent restrictions could be adopted from time to time by jurisdictions in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to us by our subsidiaries without prior approval by regulatory authorities. In addition, in the future, we may become subject to debt covenants or other agreements that limit our ability to return capital to our stockholders. The ability of our insurance subsidiaries to pay dividends to us is also limited by our need to maintain the financial strength ratings of our subsidiaries assigned by the ratings agencies.

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

Risks Related to Legislative and Regulatory Changes

We are subject to various federal, state and provincial laws and regulations in the United States and Canada, changes in which may require us to alter our business practices and could materially adversely affect our business, financial condition and results of operations.

Our business is subject to many regulations that relate to, among other things, consumer protection, fair credit reporting, financial privacy, consumer fraud, anti-money laundering, worker classification standards, corporate taxation and transactions with certain countries. These laws and regulations often are subject to the political climate.

Changes in any of these laws or regulations may require additional compliance procedures, which could have a material adverse effect on our business, financial condition, and results of operations.

The current legislative and regulatory climate with regard to financial services may adversely affect our business, financial condition, and results of operations.

The volume of legislative and regulatory activity relating to financial services has increased substantially in recent years, and the level of enforcement actions and investigations by federal, state and provincial regulators may increase correspondingly. Legislative, regulatory and enforcement activity at the federal level may contribute to heightened activity at the state and provincial level. If we or the independent sales representatives become subject to new requirements or regulations, it could result in increased litigation, regulatory risks, changes to our business model, a decrease in the number of securities-licensed representatives or a reduction in the products we offer to our clients or the profits we earn, which could have a material adverse effect on our business, financial condition and results of operations.

Regulators could also adopt laws or interpret existing laws in a way that would require retroactive changes to our business, accounting practices, or redundant reserve financing structures. Any such retroactive changes could have a material adverse effect on our business, financial condition and results of operations.

Medicare Advantage is a product legislated and regulated by the United States government. If the enabling legislation and regulation or implementing guidance issued by CMS change, e-TeleQuote’s business may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

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

General Risk Factors

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

The loss of key employees could negatively affect our financial results and impair our ability to implement our business strategy. Our success substantially depends on our ability to attract and retain key members of our senior management team. The efforts, personality and leadership of our senior management team have been, and will continue to be, critical to our success. The loss of service of our senior management team due to disability, death, retirement or some other cause could reduce our ability to successfully motivate the independent sales representatives, or implement our business plan which could have a material adverse effect on our business, financial condition and results of operations. Although our executive officers have entered into employment agreements with us, there is no assurance that they will complete the term of their employment agreements or that they or the Company will renew them upon expiration.

Prohibitions on our ability to establish our own COVID-19 protocols or government imposed COVID-19 vaccine mandates could have a material adverse impact on our business and results of operations.

On November 6, 2021,the DOL’s Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard (“ETS”) requiring that most employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or require employees to obtain a negative COVID-19 test at least once a week. Following a decision of the United States Supreme Court, OSHA withdrew the ETS effective January 26, 2022. Additional vaccine and testing mandates and prohibitions of employer-mandated COVID-19 protocols have been or may be announced in jurisdictions in which we operate our business.  We have adopted protocols and procedures consistent with the ETS. The ETS and similar requirements to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly, or the failure by us to do so, could result in labor disruptions, employee attrition and difficulty securing future labor needs, and could have a material adverse effect on our business, financial condition, and results of operations. In addition, state legislation that conflicts with the federal mandate could jeopardize our ability to comply with both federal and state laws.

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

At any particular time, we may be in various stages of assessment, discussion, and negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. Acquisitions involve numerous risks and uncertainties and may be of businesses in which we lack operational or market experience. If we complete one or more acquisitions, our results of operations and financial condition may be adversely affected by a number of factors, including but not limited to: regulatory or compliance issues that could arise; a rating downgrade by a rating agency if it perceives an adverse change in our financial condition; changes in regulations and laws; the failure of the acquired businesses to achieve the results we have projected in either the near or long term, which could result in additional goodwill impairment charges; the assumption of unexpected liabilities, including litigation risks; the difference between the estimated and actual fair value of assets acquired and liabilities assumed; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential cost that might be incurred to implement adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions. Further, completion of one or more acquisitions may cause our Board to suspend the payment of dividends and/or share repurchases. For example, we paused our share repurchase program to accumulate cash used to fund the acquisition of e-TeleQuote and restarted it after closing the acquisition. See “Item 1A. Risk Factors – Risks Related to e-TeleQuote’s Senior Health Insurance Distribution Business” above.

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

Our executive offices and business operations are housed primarily at our home office facility located in Duluth, Georgia. Our home office facility consists of general office space where our primary business operations are maintained including our information technology infrastructure and our media production studios. We lease the building, which is approximately 345,000 square feet, under a lease expiring in June 2028. This office space is used by all of our operating segments.

We also maintain a regional head office location for our Canadian operations in Mississauga, Ontario. Our Canadian head office location consists of general office space under a lease expiring in October 2030. This office space is primarily used by our Term Life Insurance, Investment and Savings Products and Corporate and Other Distributed Products segments.

We lease general office space for our NBLIC subsidiary in Long Island City, New York under a lease expiring in March 2030. This office space is primarily used by our Corporate and Other Distributed Products segment.

We lease general office space for our e-TeleQuote subsidiary in Clearwater, Florida, under a lease expiring in October 2024. This office space is primarily used by our Senior Health segment.

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

The name, age at February 28, 2022, and position of each of our executive officers and certain significant employees are presented below. These officers comprise our senior management team.

Name	Age	Position
Glenn J. Williams	62	Chief Executive Officer
Peter W. Schneider	65	President
Alison S. Rand	54	Executive Vice President and Chief Financial Officer
Gregory C. Pitts	59	Executive Vice President and Chief Operating Officer
John A. Adams	63	Chief Executive Officer, Primerica Life Insurance Company of Canada
Michael C. Adams	65	Executive Vice President and Chief Business Technology Officer
Lisa A. Brown	52	Executive Vice President and Chief Administrative Officer
Estee Faranda	47	Chief Executive Officer, PFS investments
Jeffrey S. Fendler	65	Executive Vice President and Chief Compliance and Risk Officer
William A. Kelly	66	Executive Vice President, Strategic Planning
Kathryn E. Kieser	52	Executive Vice President and Chief Reputation Officer
Michael W. Miller	44	Executive Vice President, President of Primerica Mortgage, LLC and Chairman of Primerica Health, Inc.
Robert H. Peterman, Jr.	56	Executive Vice President and Chief Marketing Officer
Brett A. Rogers	56	Executive Vice President and General Counsel
Julie A. Seman	52	Executive Vice President, Field Distribution, Primerica Life, Client Solutions and Strategic Markets
Anthony P. Solazzo	61	Chief Executive Officer, e-TeleQuote Insurance, Inc.

Set forth below is biographical information concerning our executive officers.

Glenn J. Williams has served as Chief Executive Officer since April 2015. He served as President from 2005 to April 2015, as Executive Vice President of Field and Product Marketing for international operations from 2000 to 2005, as President and Chief Executive Officer of Primerica Canada from 1996 to 2000, and in roles of increasing responsibility as part of Primerica’s international expansion team in Canada from 1985 to 2000. He began his career with Primerica in 1981 as a member of the Company’s sales force and joined the home office team in 1983. Mr. Williams earned his B.S. degree in education from Baptist University of America. He currently serves on the board of trustees for the Georgia Baptist Foundation.

Peter W. Schneider has served as President since April 2015. He served as Executive Vice President, General Counsel, and Chief Administrative Officer from 2000 to April 2015 and as Corporate Secretary from 2000 through January 2014. He was a Partner at the law firm of Rogers & Hardin LLP in Atlanta, Georgia from 1988 to 2000. Mr. Schneider earned both his B.S. degree in political science and industrial relations and his J.D. from the University of North Carolina at Chapel Hill. He serves on the boards of directors of the Securities Industry and Financial Markets Association (SIFMA) and the Camp John W. Hanes (YMCA).

Alison S. Rand has served as Executive Vice President and Chief Financial Officer since 2000 and in various capacities at the Company since 1995. Prior to 1995, Ms. Rand worked in the audit department of KPMG LLP. Ms. Rand earned her B.S. degree in accounting from the University of Florida and is a certified public accountant.  Ms. Rand has served on the board of directors of Warburg Pincus Capital Corporation I-A, a special purpose acquisition company, since July 2021. She is a member of the Executive Board of the University of Florida National Foundation and serves as Chair of its Audit Committee. She is also a member of the Executive Committee of the board of directors of Junior Achievement of Georgia and serves on the University of Georgia Terry College of Business Executive Education CFO Roundtable Advisory Board and the University of Florida Warrington College of Business Dean’s Advisory Council.

Gregory C. Pitts has served as Executive Vice President and Chief Operating Officer since December 2009, as Executive Vice President since 1995 with responsibilities within the Term Life Insurance and Investment and Savings Products segments, and the information technology division and in various capacities at the Company since 1985. Mr. Pitts earned his B.S.B.A. degree in general business from the University of Arkansas. He serves on the board of directors of the Boy Scouts of America Atlanta Area Council.

Set forth below is biographical information concerning certain significant employees.

John A. Adams has served as the Chief Executive Officer of Primerica Life Insurance Canada since 2003.  He previously served Primerica Life Canada as Chief Financial Officer and before that as Vice President of Finance.  Before joining Primerica, Mr. Adams served as the Director of Finance of a major Canadian university and Treasurer of an insurance group of companies.  He began his career in 1980 with KPMG LLP. He graduated from Trinity College at the University of Toronto with a Bachelor of Commerce degree, and is a Chartered Accountant and Chartered Professional Accountant.  Mr. Adams has provided industry leadership as a board member of the Investment Funds Institute of Canada (the mutual fund industry association) since 2005, having served as its Board Chairman from 2015 to 2017. He has also served as a board member of the Federation of Mutual Fund Dealers.

Michael C. Adams has served as  Executive Vice President responsible for business technology since 1998 and as Chief Business Technology Officer since April 2010. He was Co-Head of Business Technology from December 2017 to May 2021 and served  in various capacities at the Company since 1980. Mr. Adams earned his B.A. degree in business and economics from Hendrix College in 1978.

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

Estee Faranda has served as Chief Executive Officer of PFS Investments since March 2020 and as Executive Vice President from January 2020 to March 2020. Before joining the Company in January 2020, she was at Envestnet from March 2015 to January 2020 where she held several leadership positions, built their asset management network and was responsible for all asset management products on the Envestnet platform. Prior to Envestnet, Ms. Faranda spent eight years at Morningstar Investment Management. Ms. Faranda has served on the board of directors of YCharts Inc., a cloud-based investment analytics and communications  platform, since March  2021 and serves on the board of directors of the American Securities Association (ASA). She attended Kean University and spent six years in the United States Naval Reserve.

Jeffrey S. Fendler has served as Executive Vice President and Chief Compliance and Risk Officer of the Company since February 2014. He served as President of Primerica Life from 2005 through January 2014 and in various capacities at the Company since 1980. Mr. Fendler received a B.A. degree in economics from Tulane University.

William A. Kelly has served as Executive Vice President since October 1999 and Head of Strategic Planning since August 2021. He served as Co-Head of Business Technology from December 2017 to May 2021, Executive Vice President of PFS Investments  from March 2020 to August 2020, Chief Executive Officer from May 2018 to March 2020, President and Chief Executive Officer from 2005 to May 2018, and in various capacities at the Company since 1985. Mr. Kelly graduated from the University of Georgia with a B.B.A. degree in accounting.

Kathryn E. Kieser has served as Executive Vice President and Chief Reputation Officer of Primerica, Inc. and President and Chair of the Primerica Foundation since January 2019. Previously, she served as Executive Vice President of Investor Relations from April 2010 to December 2018. Ms. Kieser joined Primerica in October 1995 and has held many positions over her career including Vice President of Sales and Product Marketing, Senior Vice President of Auto and Homeowners Insurance, and Chief Marketing Officer for Primerica Life Insurance Company. Ms. Kieser earned her B.S. degree in Business Administration from Auburn University and a

Master of Science degree from Georgia State University. She serves on the boards of directors for the Gwinnett Chamber of Commerce and the Community Foundation for Northeast Georgia and on the board of advisors for the Metro Atlanta Chamber of Commerce.

Michael W. Miller has served as Executive Vice President since 2015, President of Primerica Mortgage, LLC since January 2018 and Chairman of Primerica Health, Inc. since July 2021. He served as Head of Corporate Development and Strategic Planning from September 2015 to August 2021. Prior to joining Primerica, Mr. Miller was senior investment banker at Lazard from 2006 to September 2015, where he specialized in providing strategic advice to a broad array of financial institutions and their regulators. While at Lazard, Mr. Miller advised on over $85 billion of successful transactions and restructuring assignments. Mr. Miller also worked in the insurance industry in various capacities. He holds a B.S. degree from Brigham Young University in Business Administration and Finance and earned the Charted Property & Casualty Underwriter designation.

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

Brett “Ben” A. Rogers has served as Executive Vice President and General Counsel since May 2019. Previously, he was a Partner at Rogers & Hardin LLP in Atlanta, Georgia, where he represented Primerica as outside counsel for more than 20 years. At Rogers & Hardin, his practice focused on complex business matters, including securities litigation, arbitration, and general commercial litigation. Mr. Rogers received a B.A. degree from Dickinson College and his J.D. with honors from Florida State University.

Julie A. Seman has served since May 2018 as Executive Vice President and Chief Marketing Officer of Field Distribution, Digital Distribution, Primerica Life, Client Solutions, and Strategic Markets. From August 2014 she has been responsible for sales force growth and increased product distribution through the training and development of financial services representatives in the United States, Canada, Puerto Rico and Guam. In addition, Ms. Seman augments Primerica’s strategic markets which include African American, Hispanic, Partnership and Women with a focus on personal financial education and entrepreneurship. Prior thereto, she was Senior Vice President of Client Solutions from April 2010 to August 2014 where she supervised all front-end products, including Auto & Home Marketing and Legal Protection and oversaw field communication tools. Ms. Seman joined the Company in September 1998 and has served in many roles with increasing responsibility. Ms. Seman received her B.S. degree in Business Management from Southern Illinois University.

Anthony Solazzo has served as Chief Executive Officer of e-TeleQuote Insurance, Inc. (“e-TeleQuote”) since he founded the company in 2011. From 2006 to 2010, Mr. Solazzo was the Chief Executive Officer of TRG Insurance Solutions, a provider of outsourced sales services to the insurance industry. Prior to 2006, Mr. Solazzo managed around 2,500 sales agents at Jackson National Life Insurance Company, owned and operated a life and health insurance agency and launched his career in the insurance sector as a licensed life and health agent in 1984. Mr. Solazzo has a B.A. degree from Eckerd College.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PRI.”

Holders

As of January 31, 2022, we had 154 holders of record of our common stock.

Dividends

In the first quarter of 2022, we declared a quarterly dividend to stockholders of $0.55 per share. We currently expect to continue to pay comparable quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.

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

During the quarter ended December 31, 2021, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(3)
October 1 - 31, 2021	-	$-	-	$300,000,000
November 1 - 30, 2021	112	146.97	-	275,000,000
December 1 - 31, 2021	124,652	150.91	124,233	256,250,756
Total	124,764	$150.91	$124,233	$256,250,756

(1)	Includes the withholding of 531 shares at an average price of $148.67 to cover taxes due and the option exercise price of share-based compensation.
(2)

On November 17, 2021, our Board of Directors authorized a share repurchase program, which was announced on November 18, 2021, for up to $275.0 million of our outstanding common stock for purchases through December 31, 2022.

(3)

On February 14, 2022, our Board of Directors authorized an increase of $50.0 million to the share repurchase program authorized on November 17, 2021.  The revised program authorizes share repurchases for up to $325.0 of our outstanding common stock through December 31, 2022.

For more information on our share repurchases, see Note 12 (Stockholders’ Equity) to our consolidated financial statements included elsewhere in this report.

Stock Performance Table (1)

The following graph compares the performance of our common stock to the S&P MidCap 400 Index and the S&P 500 Insurance Index by assuming $100 was invested in each investment option as of December 31, 2016 and the reinvestment of all dividends. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization (“mid-cap”) equities sector. The S&P 500 Insurance Index is a capitalization-weighted index of domestic equities of insurance companies traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 index.

Total Stockholder Performance
Index Value
$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Primerica, Inc.
S&P 500 Insurance
S&P MidCap 400

	Period Ended
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Primerica, Inc.	$100.00	$148.23	$143.96	$194.49	$202.09	$234.16
S&P 500 Insurance	100.00	116.19	103.17	133.48	132.89	175.57
S&P MidCap 400	100.00	116.24	103.36	130.44	148.26	184.97

(1)	The stock performance table is not deemed “soliciting material” or subject to Section 18 of the Exchange Act.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the three-year period ended December 31, 2021. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Item 1A. Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

This section generally discusses 2021 and 2020 items and comparisons between 2021 and 2020 financial results.  Discussions of 2019 items and comparisons between 2020 and 2019 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 MD&A”).

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

The coronavirus COVID-19 pandemic (“COVID-19”) continued to impact our business in 2021, as discussed in more detail later in this section, the Results of Operations section, and the Financial Condition section. We expect COVID-19 will continue to create uncertainty in the following business trends and conditions:

•

We have faced significant pressure on licensing as a result of the pandemic. The licensing process has been constrained by social distancing limitations as well as individual personal comfort level with gathering in groups. While the Company offers virtual classes to prepare for the licensing exam, the success rate of candidates using remote learning is often lower than for those attending in-person classes. New mutations of COVID-19 continue to create uncertainty and put further pressure on the licensing process. The timing and extent of the impact these dynamics will have on licensing activity in future periods remains uncertain.

•

We have experienced an increase in mortality expense due to premature deaths of our insureds caused by COVID-19 infections. We expect that vaccinations, anti-viral treatments and higher levels of immunity will eventually cause our elevated mortality experience to normalize. However, it remains difficult to predict the ultimate impact the COVID-19 pandemic will have on our business in future periods. Any increase in mortality expense will be mitigated by reinsurance as we have ceded a significant majority of our mortality risk to reinsurers we believe to be creditworthy.

•

To date, the impact of COVID-19 has led to high levels of persistency throughout all policy durations and increased policy sales as a result of strong public sentiment toward owning life insurance products. In the second half of 2021, we started to see policy sales trend back to normal levels. Persistency levels remain elevated from pre-COVID-19 levels but lower than what we experienced at the peak of the pandemic. Refer to the Factors Affecting Our Results section for more information about how persistency impacts our financial results.

The effects of these trends and conditions are discussed below, in the Results of Operations section and in the Financial Condition section.

Size of the Independent Sales Force. Our ability to increase the size of the independent sales force (“independent sales representatives” or “independent sales force”) is largely based on the success of the sales force’s recruiting efforts as well as training and motivating recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to independent sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the independent sales force. Recruiting changes do not always result in commensurate changes in the size of the licensed independent sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

Details on new recruits activity and life-licensed independent sales representative activity were as follows:

	Year ended December 31,
	2021	2020	2019
New recruits	349,374	400,345	282,207
New life-licensed independent sales representatives	39,622	48,106	44,739
Life-licensed independent sales representatives, at period end	129,515	134,907	130,522

The number of new recruits decreased in 2021 compared to 2020 primarily due to a higher level of recruiting incentives introduced in the prior year to help overcome the challenges posed by the COVID-19 pandemic. During both years, we offered periodic recruiting incentives to drive engagement with new recruits.

New life-licensed independent sales representatives decreased in 2021 compared to 2020 primarily due to pressure on the licensing process as a result of the COVID-19 pandemic. While the use of virtual licensing classes increased, remote learning options often have been less effective than in-person learning in achieving licensing results. Also contributing to the decrease were fewer COVID-19 related temporary licenses issued in 2021 than in 2020.

At December 31, 2021, the Company had 129,515 life-licensed independent sales representatives compared to 134,907 at December 31, 2020. The life-licensed independent sales representatives at December 31, 2020 included approximately 4,200 individuals with temporary licenses or renewal extensions by states as a result of the COVID-19 pandemic and who the Company estimated would not pursue the necessary steps to either become or remain licensed. Adjusting for these COVID-related temporary licenses and extensions, the number of life-licensed independent sales representatives remained largely unchanged from 2020 to 2021.

Term Life Insurance Product Sales and Face Amount In Force. The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.18 and 0.22), were as follows:

	Year ended December 31,
	2021	2020	2019
Average number of life-licensed independent sales representatives	131,315	133,302	130,370
Number of new policies issued	323,855	352,868	287,809
Average monthly rate of new policies issued per life-licensed independent sales representative	0.21	0.22	0.18

New policies issued during the second half of 2021 normalized toward pre-pandemic levels compared to elevated levels experienced during the last three quarters of 2020 and the first half of 2021. Productivity in 2021, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, remained at the high end of our historical range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2021	% of beginning balance	2020	% of beginning balance	2019	% of beginning balance

Face amount in-force, beginning of period	$858,818		$808,262		$781,041
Net change in face amount:
Issued face amount	108,521	13%	109,436	14%	93,994	12%
Terminations	(64,798)	(8)%	(60,848)	(8)%	(71,519)	(9)%
Foreign currency	862	*	1,968	*	4,746	1%
Net change in face amount	44,585	5%	50,556	6%	27,221	3%
Face amount in-force, end of period	$903,403		$858,818		$808,262

*	Less than 1%.

The face amount of term life policies in-force increased from 2020 to 2021 as the level of face amount issued continued to exceed the face amount terminated.  As a percentage of the beginning face amount in-force, issued face amount as well as terminated face amount during 2021 remained consistent with 2020 and illustrate the strong demand for both buying and maintaining protection products since the onset of the COVID-19 pandemic.

Our average issued face amount per policy increased to approximately $251,500 in 2021 compared to $240,600 in 2020. Average issued face amount per policy in 2019 was $248,500. The average issued face amount in 2021 returned to higher pre-pandemic levels compared with 2020, which experienced a product mix that favored TermNow, our rapidly issued term life product that provides for lower maximum face amounts. In 2020, a lower percentage of applicants purchased our traditionally-underwritten product in response to challenges in satisfying paramedical underwriting requirements at the onset of the COVID-19 pandemic.

Investment and Savings Product Sales, Asset Values and Accounts/Positions. Investment and savings products sales and average client asset values were as follows:

	Year ended December 31,			2021 vs. 2020 change		2020 vs. 2019 change
	2021	2020	2019	$	%	$	%

Product sales:
Retail mutual funds	$6,585	$4,391	$4,056	$2,194	50%	$335	8%
Annuities and other	3,076	2,210	2,397	866	39%	(187)	(8)%
Total sales-based revenue generating product sales	9,661	6,601	6,453	3,060	46%	148	2%
Managed investments	1,506	900	739	606	67%	161	22%
Segregated funds and other	537	342	341	195	57%	1	*
Total product sales	$11,704	$7,843	$7,533	$3,861	49%	$310	4%
Average client asset values:
Retail mutual funds	$55,997	$42,570	$39,896	$13,427	32%	$2,674	7%
Annuities and other	25,211	20,524	19,176	4,687	23%	1,348	7%
Managed investments	6,086	4,201	3,563	1,885	45%	638	18%
Segregated funds	2,698	2,413	2,394	285	12%	19	1%
Total average client asset values	$89,992	$69,708	$65,029	$20,284	29%	$4,679	7%

*	Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Year ended December 31,
	2021	% of beginning balance	2020	% of beginning balance	2019	% of beginning balance

Asset values, beginning of period	$81,533		$70,537		$57,704
Net change in asset values:
Inflows	11,703	14%	7,843	11%	7,533	13%
Redemptions	(7,161)	(9)%	(5,538)	(8)%	(6,428)	(11)%
Net flows	4,542	6%	2,305	3%	1,105	2%
Change in fair value, net	11,146	14%	8,521	12%	11,221	19%
Foreign currency, net	91	*	170	*	507	1%
Net change in asset values	15,779	19%	10,996	16%	12,833	22%
Asset values, end of period	$97,312		$81,533		$70,537

*	Less than 1%.

Average number of fee-generating positions was as follows:

	Year ended December 31,			2021 vs. 2020 change		2020 vs. 2019 change
	2021	2020	2019	Positions	%	Positions	%

Average number of fee-generating positions (1):
Recordkeeping and custodial	2,171	2,060	2,005	111	5%	55	3%
Recordkeeping only	749	678	644	71	10%	34	5%
Total average number of fee- generating positions	2,920	2,738	2,649	182	7%	89	3%

(1)

We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Product sales. The increase in investment and savings product sales in 2021 from 2020 was led by higher sales of retail mutual funds, variable annuities and managed investments. This increase is mainly due to the prolonged strength in equity market conditions that fueled investor confidence and continued emphasis on the importance of saving for the future.

Average client asset values. Average client asset values increased in 2021 compared to 2020 primarily due to continued market appreciation and continued positive net flows. In addition, average client asset values in 2020 were negatively impacted by the initial market reaction to economic uncertainty associated with the onset of the COVID-19 pandemic.

Rollforward of client asset values.  Ending client asset values increased in 2021 from 2020 primarily due to overall market appreciation experienced throughout 2021. Elevated net flows also contributed to the increase in client asset values during 2021 versus the prior year.

Average number of fee-generating positions. The average number of fee-generating positions increased in 2021 from 2020 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Senior Health Key Performance Indicators.

Submitted Policies and Approved Policies

Submitted policies. Submitted policies represents the number of completed applications that, with respect to each application, the applicant has authorized us to submit to the health insurance carrier. The applicant may need to take additional action, including providing subsequent information, before the application is reviewed by the health insurance carrier.

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

The number of Senior Health submitted policies and approved policies were as follows:

Year ended December 31, 2021
Number of Senior Health submitted policies	60,009
Number of Senior Health approved policies	50,323

The number of Senior Health submitted policies and approved policies for the year ended December 31, 2021 have no comparable period metrics due to our acquisition of e-TeleQuote Insurance, Inc. (“e-TeleQuote”) on July 1, 2021.

Our Senior Health segment experiences notable seasonality with the strongest demand occurring in the fourth quarter due to the Medicare Annual Election Period (“AEP”) from October 15th to December 7th. We also experience seasonally higher demand in the first quarter due to the Medicare Open Enrollment Period from January 1st to March 31st, which allows individuals to switch Medicare Advantage plans.  Meanwhile, the second and third quarters experience seasonally lower demand as the focus for submitted policies is limited to participants that are dual eligible (Medicare and Medicaid), qualify for a special enrollment period, recently aged into Medicare or are enrolling off of an employer-sponsored plan.

During the 2021 AEP, the volume of policies submitted was negatively impacted by a lower agent count with heightened agent attrition and supply dynamics in the marketplace as the timing of new regulatory requirements impacted the availability of leads early in AEP. Approved policies as a percentage of submitted policies remained relatively consistent with e-TeleQuote’s prior year AEP experience.

Primerica Senior Health certified independent sales representatives

Primerica independent sales representatives refer eligible Medicare participants for enrollment in policies distributed by e-TeleQuote. The number of Primerica Senior Health certified independent sales representatives represents the number of Primerica independent sales representatives who have completed the required certification and are eligible to refer participants for enrollment in policies distributed by e-TeleQuote. The number of submitted policies sourced by Primerica independent sales representatives measures the number of Senior Health submitted policies originated through the Primerica independent sales force.

Year ended December 31, 2021
Primerica Senior Health certified independent sales representatives	26,441
Submitted policies sourced by Primerica independent sales representatives	4,494

The number of Primerica Senior Health certified independent sales representatives and submitted policies sourced by Primerica independent sales representatives during 2021 have no comparable period metrics due to our acquisition of e-TeleQuote on July 1, 2021.

Lifetime Value of Commissions and Contract Acquisition Costs

Lifetime value of commissions (“LTV”). LTV represents the cumulative total of commissions estimated to be collected over the expected life of an approved policy. For more information on LTV, refer to Note 18 (Revenue from Contracts with Customers) of our consolidated financial statements and the Factors Affecting our Results – Senior Health Segment section included elsewhere in this report.

Contract acquisition costs (“CAC”). CAC represents the total direct costs incurred to acquire approved policies. CAC are primarily comprised of the costs associated with acquiring leads from third parties and internally generated leads including fees paid to

Primerica Senior Health certified independent sales representatives as well as compensation, licensing, and training costs associated with our team of e-TeleQuote licensed health insurance agents. The number of e-TeleQuote licensed health insurance agents, agent tenure and attrition rate all impact CAC. We incur the entire cost of approved policies prior to enrollment and prior to receiving our first commission-related payment.

Per policy metrics for the LTV and CAC measure our ability to profitably distribute Senior Health insurance products.

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy were as follows:

Year ended December 31, 2021
LTV per policy approved during the period	$1,109
CAC per policy approved during the period	$1,049
LTV/CAC per approved policy	1.10

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy for 2021 have no comparable period metrics due to our acquisition of e-TeleQuote on July 1, 2021.

LTV per approved policy reflects current estimates for renewal rates and chargeback activity considering recent trends of elevated policy churn experienced through the end of the year. Elevated policy churn was driven by increased consumer awareness of plans with dynamic features offered by carriers.

CAC per approved policy reflect high lead costs as a result of lower productivity because of heightened agent attrition in a tight labor market.

Regulatory Changes.

Standards of care. The Securities and Exchange Commission’s (“SEC”) regulation Best Interest (“Reg BI”), which establishes a “best interest” standard of conduct and imposes certain disclosure requirements, went into effect on June 30, 2020.  Its higher standards of care and enhanced obligations increase regulatory and litigation risk. On December 15, 2020, the Department of Labor (“DOL”) published an interpretation of, and class exemption regarding, the rules governing fiduciary investment advice with respect to Individual Retirement Accounts (“IRAs”) and other retirement accounts (the “DOL Rule”). The effective date of the DOL Rule was February 16, 2021 and the DOL extended its non-enforcement policy through January 31, 2022 with the enforcement of specific requirements extended through June 30, 2022. The DOL Rule imposes a higher standard of care and enhanced obligations that require sales process changes and increase regulatory and litigation risk to our business. The interpretation and enforcement of Reg BI and the DOL Rule by the SEC and the DOL, respectively, remain uncertain and could have the potential to disrupt our investment and savings products business in the United States.

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

Worker classification standards. There has been a trend toward administrative and legislative activity around worker classification. In 2019, for example, California enacted Assembly Bill 5 (“AB 5”), which imposes a stricter test for the classification of workers as  independent contractors. Our business lines are exempted from AB 5. In 2020, the DOL commenced a rulemaking to clarify the classification standard under the Fair Labor Standards Act. That process resulted in a final rule which since has been withdrawn by the current administration. Other federal and state legislative and regulatory proposals regarding worker classification also are under consideration. While none of these proposals have advanced into law, they demonstrate increased legislative and administrative activity around worker classification. It is difficult to predict what the ultimate outcome of this activity may be. Changes to worker classification laws could impact our business as sales representatives (other than those hired by e-TeleQuote) are independent contractors.

Restrictions on compensation models in Canada. The organization of provincial and territorial securities regulators (collectively referred to as the “Canadian Securities Administrators” or “CSA”) has published final rule amendments to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). The final amendments have an effective date of June 1, 2022 and the deferred sales charge compensation model is permitted to be used until then. The CSA indicated that the prohibition of upfront sales commissions by fund companies will require firms to discontinue the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada. These rules will result in changes in compensation arrangements with both the fund companies that offer the mutual fund products we distribute and sales representatives. We are finalizing the changes we will make in response to the DSC Ban. These changes include entering into agreements with a small number of third-party mutual fund companies to develop a broad range of funds to be sold exclusively by our independent sales representatives. These agreements provide for the payment to us of asset-based revenue by the mutual fund companies. We will also earn revenue through an asset-based fee charged to clients. Our new model will enable us to fund an advance at the time of sale to our independent sales representatives, taken at their option, which will replace upfront sales commission cash flow from fund companies paid under the deferred sales charge compensation model. We expect these changes to our mutual fund model will have the impact of initially decreasing our pre-tax operating income in the short term due to the elimination of upfront commissions. Over the long term, we would expect pre-tax operating income to recover through the collection of asset-based commissions over time. For the year ended December 31, 2021, Canadian mutual funds represented approximately 12% of our total investment and savings product sales.

In an announcement February 10, 2022, and in line with the DSC Ban for the sale of mutual funds, the organization of provincial and territorial insurance regulators (collectively referred to as the “Canadian Insurance Regulators”) urged insurers to refrain from new deferred sale charge sales in segregated fund contracts beginning June 1, 2022, and expect a transition to a cessation of such sales by June 1, 2023. In addition, the insurance regulators announced their intention to issue a joint consultation later this year to consider other changes to upfront compensation. Currently, our Canadian segregated fund products are primarily sold on a deferred sales charge basis and we pay upfront commissions to the independent agents for the sale of these products. At this time, we are unable to assess the impact of any such reforms to our operations and income. For the year ended December 31, 2021, Canadian segregated funds represented approximately 5% of our total investment and savings product sales.

Factors Affecting Our Results

Refer to the Business Trends and Conditions section above for discussion of the potential impact on our business from the COVID-19 pandemic.

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

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of sales representatives generally remains within a range (i.e., an average monthly rate of new policies issued per life-licensed independent sales representative between 0.18 and 0.22). The volume of our term life insurance products sales will fluctuate in the short term, but over the longer term, our sales volume generally correlates to the size of the independent sales force.

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

Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory and administrative fees on assets in managed investments. In Canada, we earn management fees on certain mutual fund assets and on the segregated funds for which we serve as investment manager. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients’ accounts are primarily invested in equity funds. Volatility in equity markets will impact the value of assets in client accounts and in turn impact the revenue we earn on those assets.

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

Senior Health Segment. Our Senior Health segment results are primarily driven by approved policies, LTV per approved policy and tail revenue adjustments, CAC per approved policy, and other revenue.

Approved policies. Approved policies represent submitted policies approved by health insurance carriers for the identified product during the indicated period. Not all approved policies will go in force.  In general, the relationship between submitted policies and approved policies has been consistent over time.  Therefore, factors impacting the number of submitted policies generally impact the number of approved policies. Revenue is primarily generated from approved policies and LTVs are recorded when the enrollment is approved by the applicable health insurance carrier. Medicare Advantage plans make up the substantial portion of the approved policies we distribute. The number of approved policies are influenced by the following:

•	the size and growth of the population of senior citizens in the United States;
•	the appeal of government-funded Medicare Advantage plans that provide privately administered healthcare coverage with enhanced benefits relative to original Medicare;
•	our ability to generate and obtain leads for our team of e-TeleQuote licensed health insurance agents;
•	our ability to staff and train our team of e-TeleQuote licensed health insurance agents to manage leads and help eligible Medicare participants through the enrollment process; and
•	our health insurance carrier relationships that allow us to offer plans that most appropriately meet eligible Medicare participants’ needs.

LTV per approved policy and tail revenue adjustments. When a policy is approved by the health insurance carrier, commission revenue is recognized based on an estimated LTV per approved policy. LTV per approved policy is the cumulative total of commissions estimated to be collected over the expected life of a policy, subject to constraints applied in accordance with our revenue recognition policy. Specifically, LTV per approved policy is equal to the sum of the initial commissions, less an estimate of chargebacks for paid policies that are disenrolled in the first policy year, plus forecasted renewal commissions. This estimate is driven by a number of factors including, but not limited to, contracted commission rates from carriers, expected policy turnover, emerging chargeback activity and applied constraints. These factors may result in varying values from period to period.

We recognize adjustments to revenue outside of LTV for approved policies from prior periods when our cash collections are different from the estimated constrained LTV’s, which we refer to as tail revenue adjustments. The recognition of tail revenue adjustments results from a change in the estimate of expected cash collections when actual cash collections have indicated a trend that is different from the estimated constrained LTV. Tail revenue adjustments can be positive or negative and we recognize positive adjustments to revenue when we do not believe it is probable that a significant reversal of cumulative revenue will occur.

CAC per approved policy. Results are also driven by the costs of acquisition, which is defined as the total direct costs incurred per approved policy. Our costs of acquisition are primarily comprised of the cost to generate and acquire leads and the labor, benefits, bonus compensation and training costs associated with our team of e-TeleQuote licensed health insurance agents. We incur our entire cost of approved policies prior to enrollment and prior to receiving our first commission-related payment. Factors that impact our costs of acquisition per approved policy include:

•	the market price of externally-generated leads;
•	our ability to efficiently procure internally-generated leads; and
•	the number of e-TeleQuote licensed health insurance agents in converting procured leads into approved policies.

Other revenues. Other revenues recognized in our Senior Health segment largely consist of marketing development revenues received for providing marketing services to certain health insurance carriers. Marketing development revenue provides additional revenue to deliver approved policies and are based on meeting agreed-upon objectives with certain health insurance carriers. Marketing development revenue serves to offset contract acquisition costs associated with distribution of approved policies. Agreements for marketing development revenue are generally short-term in nature and can vary from period to period.

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees within our Corporate and Other Distributed Products segment for mortgage loan originations, prepaid legal services, auto and homeowners’ insurance referrals, and other financial products, all of which are originated by third parties. Our Corporate and Other Distributed Products segment also includes in-force policies from several discontinued lines of insurance primarily underwritten by National Benefit Life Insurance Company (“NBLIC”).

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

The Corporate and Other Distributed Products segment also includes corporate income and expenses not allocated to our other segments, general and administrative expenses (other than expenses that are allocated to our Term Life Insurance or Investment and Savings Products segments), interest expense on notes payable, redundant reserve financing transactions and our revolving credit facility (the “Revolving Credit Facility”), as well as realized gains and losses on our invested asset portfolio.

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

The year-end exchange rates (USD per CAD) used by the Company to translate our Canadian dollar functional currency assets and liabilities into U.S. dollars increased by 1% in 2021 from 2020. Also, the average exchange rates used by the Company in 2021 to translate our Canadian dollar functional currency revenues and expenses into U.S. dollars increased 7% compared to 2020.

See the Results of Operations section, the Financial Condition section and “Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk” and Note 3 (Segment and Geographical Information) to our consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

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

The estimates that we deem to be most critical to an understanding of our results of operations and financial position are those related to DAC, future policy benefit reserves and corresponding amounts recoverable from reinsurers, income taxes, renewal commissions, goodwill and the valuation of investments. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Subsequent experience or use of other assumptions could produce significantly different results.

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

The DAC balance in our Term Life Insurance segment is susceptible to differences between estimated and actual persistency experience. As an example, a 10% higher lapse rate across all durations would result in approximately $26 million of additional amortization of DAC expense as of December 31, 2021. Conversely, a 10% lower lapse rate would result in approximately $26 million of lower amortization of DAC expense as of December 31, 2021. The impact is more pronounced for early duration lapse variances than later durations.

Since the onset of the COVID-19 pandemic in 2020, we have experienced extraordinarily low lapse rates as a result of increased policyholder sentiment toward life insurance. In 2021, lapse rates were approximately 25% lower than locked-in assumptions (varying by duration), that resulted in an estimated $48 million of lower DAC amortization expense. This impact was less than the sensitivity estimate due to different levels of lapse reductions across durations.

In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. We will adopt ASU 2018-12 effective January 1, 2023 via the modified retrospective method, which will allow us to carryover our historical DAC balance as of the

January 1, 2021 adoption date. ASU 2018-12 includes changes to how insurance companies that issue long-duration contracts amortize DAC by eliminating the accretion of interest and providing for amortization on a straight-line basis over the coverage period. We are currently finalizing the key assumptions and accounting policies that will be necessary to determine the impact that ASU 2028-12 will have on the DAC amortization recognized in our consolidated income statements after adoption. For additional information on DAC, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 7 (Deferred Policy Acquisition Costs) to our consolidated financial statements included elsewhere in this report.

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

Similar to DAC, the balances of future policy benefit reserves and reinsurance recoverables are susceptible to differences between estimated and actual persistency experience. As of December 31, 2031, a 10% lapse reduction across all durations would increase future policy benefit reserves by $26 million, partially offset by the corresponding reinsurance recoverable impact of approximately $10 million. Conversely, the impact of a 10% increase in lapse rates would decrease future policy reserves by approximately $26 million, partially offset by $10 million of reinsurance recoverables. In 2021, we experienced approximately 25% lower lapses in aggregate than estimated, which increased future policy benefit reserves net of reinsurance recoverables by $26 million. This impact was less than the sensitivity estimate because improvements in lapse rates were not uniform by duration, risk class, age, or product.

As noted above, the Company will adopt ASU 2018-12 effective January 1, 2023 via the modified retrospective method. The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality, disability, and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. From an income statement perspective, we anticipate that changes in assumptions on an annual basis will impact the timing of benefits and claims recognized during the life of our long-duration contracts. We are still working to quantify the impact ASU 2018-12 will have on our consolidated income statements.

ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The adoption of ASU 2018-12 will have an impact on our consolidated financial statements and related disclosures and will require changes to our processes, systems, and controls. We are currently finalizing the key assumptions and accounting policies that will be necessary to evaluate and implement this standard. Based on the preliminary results of our analysis, we anticipate that we will recognize a significant reduction in accumulated other comprehensive income in the equity section of our consolidated balance sheet on the adoption date, January 1, 2021. The expected impact on our consolidated balance sheet is the net effect of revaluing future policy benefits liabilities and reinsurance recoverables using current interest rates prescribed by the standard as of the adoption date versus interest rate assumptions locked in when the policies were issued. We maintain a large volume of policies in our term life business written over several decades and policies written several years ago include interest rate assumptions that were made when rates were much higher than they have been in recent years. Therefore, changes in current interest rates from period to period will create volatility in the amount of accumulated other comprehensive income recognized. We are still calculating the precise magnitude of this reduction to the accumulated other comprehensive income portion of equity but anticipate that it will be significant. For additional information on future policy benefits and reinsurance, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 6 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

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

Renewal commissions receivable. We earn commissions when e-TeleQuote enrolls individual insurance policies on behalf of its customers, third party health insurance carriers. We have no further obligations to our customers once an eligible Medicare participant is enrolled. We are entitled to commissions at the time the initial policy is approved by the health insurance carrier and are entitled to renewal commissions for as long as the policy renews. The estimate of renewal commissions is part of the variable consideration recognized and requires significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed. We utilize the expected value approach to do this, incorporating a combination of historical lapse data and effective commission rates to estimate forecasted renewal consideration. We apply a constraint on our estimate of renewal commissions so that it is probable that a significant reversal in the amount of cumulative revenue will not occur. Variable consideration in excess of the amount constrained is recognized in subsequent reporting periods when the uncertainty is resolved.

We utilize a practical expedient to estimate renewal commissions revenue by applying the use of a portfolio approach to policies grouped together by health insurance carrier, Medicare product type, and policy effective date (referred to as a “cohort”). This provides a practical approach to estimating the renewal commissions expected to be collected by evaluating various factors, including but not limited to, contracted commission rates, disenrollment experience and renewal persistency rates. We continuously evaluate the assumptions and inputs into our calculation of renewal commissions revenue and refine our estimates based on current information. There could be situations where new facts or circumstances, that were not available at the time of the initial estimate, may indicate that the renewal commissions receivable recognized is higher or lower than our revised expectation of renewal commissions that will be collected. In those situations, the renewal commissions receivable will be written down or up to its revised expected value by recording tail revenue adjustments.

During the fourth quarter of 2021, the Company made an adjustment to the renewal commissions receivable as of the acquisition date to conform e-TeleQuote’s accounting under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) with the Company’s accounting policies under ASC 606.  The adjustment recognized resulted from the Company’s reassessment of the estimates made by e-TeleQuote for the variable consideration estimated for approved policies under the expected value approach as of the acquisition date.  The reassessment of estimates involved the implementation of an enhanced algorithmic model for processing historical policy lapse data and forecasting future policy duration curves. As a result, the Company recognized an adjustment to decrease the renewal commissions receivable by $46 million as a measurement period adjustment to the preliminary purchase price allocation recognized as of the acquisition date. For additional information on renewal commissions receivable, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 18 (Revenue from Contracts with Customers) to our consolidated financial statements included elsewhere in this report.

Goodwill. In applying the acquisition method of accounting for the e-TeleQuote business combination, amounts assigned to identifiable assets and liabilities acquired are based on estimated fair values as of the date of acquisition, subject to certain exceptions, with the remainder recorded as goodwill. Significant judgment is used to determine the value of the acquired assets and liabilities as well as the purchase consideration for non-controlling interests. Key assumptions used to develop these estimates include projected revenue, expenses, and cash flows, weighted average cost of capital, estimates of customer turnover rates, estimates of terminal values, forward-looking estimates of peer company values, and assessment of the probabilities of the earnout metrics.

Goodwill is tested at the reporting unit level, all of which is attributable to the Senior Health segment, which is defined as the reporting unit. As of December 31, 2021, we identified events and circumstances that suggested it was more likely than not that the fair value of the Senior Health reporting unit was lower than its carrying value. These events and circumstances consist of various factors, including recent financial performance, elevated industry-wide policy churn, and declines in the market value of publicly traded peers.

As a result, the Company performed a quantitative impairment analysis using a combination of the income and market approaches. We utilized an income approach by preparing a discounted cash flow analysis to determine the reporting unit’s fair value. The discounted cash flow analysis included key assumptions such as the weighted average cost of capital, long-term growth rate and projected operating results such as approved policies, Lifetime Value of Commissions, contract acquisition costs, operating expenses, collections of renewal commissions receivable, and utilization of net operating losses for income tax purposes. We utilized a market approach by deriving the reporting unit’s fair value applying publicly-traded peer company trading multiples to forward looking operating results. We then weighted each approach to determine the reporting unit’s fair value placing greater emphasis on the income approach as we believe management’s expectations of the cash flows generated by the reporting unit were more relevant in determining fair value given the limitations in the credibility of available peer company data. After the fair value of the reporting unit was determined, the Company calculated its carrying value by taking the reporting unit’s assets minus its liabilities.

The carrying value of the reporting unit was than compared to its fair value to determine the extent of any goodwill impairment. Based on this analysis, we recognized a goodwill impairment charge of $76.0 million, which represents the excess of the Senior Health reporting unit’s carrying value over its estimated fair value at December 31, 2021. The goodwill impairment charge recognized did not impact the Company’s income tax expense as the goodwill acquired from the e-TeleQuote acquisition does not have any tax basis. The determination of whether the carrying value of the reporting unit exceeds its fair value involves a high degree of estimation and can be affected by a number of industry and company-specific risk factors that are subject to change over time.

For additional information on goodwill, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 20 (Acquisition) to our consolidated financial statements included elsewhere in this report.

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
•

Commissions and fees. Consists primarily of dealer re-allowances earned on the sales of investment and savings products, trail commissions and management fees based on the asset values of client accounts, marketing and distribution fees from product originators, fees for non-bank custodial services rendered in our capacity as nominee on client retirement accounts funded by mutual funds on our servicing platform, transfer agent recordkeeping fees for mutual funds on our servicing platform, and fees associated with the sale of other distributed products. Also consists of Commissions and Fees earned from the distribution of Medicare-related insurance products on behalf of health insurance carriers.

•

Net investment income. Represents income, net of investment-related expenses, generated by our invested asset portfolio, which consists primarily of interest income earned on fixed-maturity investments. Investment income recorded on our held-to-maturity invested asset and the offsetting interest expense recorded for our Surplus Note are included in net investment income.

•

Investment gains (losses). Primarily reflects the difference between amortized cost and amounts realized on the sale of available-for-sale securities, credit losses recognized on available-for-sale securities and changes in the fair value of equity securities.

•

Other, net. Reflects revenues generated from the fees charged for access to Primerica Online (“POL”), our primary sales force support tool, marketing development revenue received from health insurance carriers, as well as revenues from the sale of other miscellaneous items.

Benefits and Expenses. Our operating expenses consist of the following:

•	Benefits and claims. Reflects the benefits and claims payable on insurance policies, changes in our reserves for future policy claims and reserves for other benefits payable, net of reinsurance.
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
•

Insurance expenses. Reflects non-capitalized insurance expenses, including staff compensation, technology and communications, insurance independent sales force-related costs, printing, postage and distribution of insurance sales materials, outsourcing and professional fees, premium taxes, and other corporate and administrative fees and expenses related to our insurance operations. Insurance expenses also include both indirect policy issuance costs and costs associated with unsuccessful efforts to acquire new policies.

•	Insurance commissions. Reflects sales commissions with respect to insurance products that are not eligible for deferral.
•

Contract acquisition costs. Reflects the total direct costs incurred to acquire an approved policy during the period on Senior Health products. Contract acquisition costs are primarily comprised of the cost to generate and acquire compliant leads and the labor, benefits, incentive compensation and training costs associated with our team of e-TeleQuote licensed health insurance agents. The number of e-TeleQuote licensed health insurance agents, agent tenure and attrition rate all impact CAC.

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

•	Goodwill impairment loss. Represents the excess of the Senior Health reporting unit’s carrying value over its estimated fair value.
•	Loss on extinguishment of debt. Consists primarily of the make whole premium paid to extinguish senior notes scheduled to mature in 2022.
•

Other operating expenses. Consists primarily of expenses that are unrelated to the distribution of life insurance products, including staff compensation, technology and communications, various sales force-related costs, non-bank custodial and transfer agent recordkeeping administrative costs, outsourcing and professional fees, and other corporate and administrative fees and expenses.

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance, Investment and Savings Products and Senior Health segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment using methods expected to reasonably measure the benefit received by each reporting segment. Such methods include time studies, recorded usage, revenue distribution, and sales force representative distribution. These allocated items include fees charged for access to POL and costs incurred for technology, sales force support, occupancy and other general and administrative costs. Costs that are not directly charged or allocated to our three primary operating segments are included in our Corporate and Other Distributed Products segment.

Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year ended December 31,			2021 vs. 2020 change		2020 vs. 2019 change (1)
	2021	2020	2019(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$3,122,148	$2,907,149	$2,753,866	$214,999	7%	$153,283	6%
Ceded premiums	(1,616,264)	(1,580,766)	(1,569,729)	35,498	2%	11,037	1%
Net premiums	1,505,884	1,326,383	1,184,137	179,501	14%	142,246	12%
Commissions and fees	1,042,813	751,271	713,804	291,542	39%	37,467	5%
Investment income net of investment expenses	142,795	141,287	142,398	1,508	1%	(1,111)	(1)%
Interest expense on surplus note	(62,207)	(57,473)	(48,325)	4,734	8%	9,148	19%
Net investment income	80,588	83,814	94,073	(3,226)	(4)%	(10,259)	(11)%
Realized investment gains (losses)	4,665	1,359	826	3,306	*	533	*
Other investment gains (losses)	1,207	(6,355)	4,139	7,562	*	(10,494)	*
Investment gains (losses)	5,872	(4,996)	4,965	10,868	*	(9,961)	*
Other, net	74,575	61,069	55,525	13,506	22%	5,544	10%
Total revenues	2,709,732	2,217,541	2,052,504	492,191	22%	165,037	8%

Benefits and expenses:
Benefits and claims	722,753	615,569	493,820	107,184	17%	121,749	25%
Amortization of DAC	251,179	224,321	254,552	26,858	12%	(30,231)	(12)%
Sales commissions	522,308	376,636	357,198	145,672	39%	19,438	5%
Insurance expenses	202,605	188,117	178,817	14,488	8%	9,300	5%
Insurance commissions	34,532	32,134	25,051	2,398	7%	7,083	28%
Contract acquisition costs	52,788	-	-	52,788	*	-	*
Interest expense	30,618	28,839	28,811	1,779	6%	28	*
Goodwill impairment loss	76,000	-	-	76,000	*	-	*
Loss on extinguishment of debt	8,927	-	-	8,927	*	-	*
Other operating expenses	296,851	245,195	237,144	51,656	21%	8,051	3%
Total benefits and expenses	2,198,561	1,710,811	1,575,393	487,750	29%	135,418	9%
Income before income taxes	511,171	506,730	477,111	4,441	1%	29,619	6%
Income taxes	139,191	120,566	110,720	18,625	15%	9,846	9%
Net income	371,980	386,164	366,391	(14,184)	(4)%	19,773	5%
Net income (loss) attributable to noncontrolling interests	(1,377)	-	-	(1,377)	*	-	*
Net income attributable to Primerica, Inc.	$373,357	$386,164	$366,391	$(12,807)	(3)%	$19,773	5%

(1)	Refer to the 2020 MD&A for discussions of 2019 items and comparisons between 2020 and 2019 financial results.
*	Less than 1% or not meaningful

Total revenues. Total revenues increased in 2021 from 2020 driven by higher commissions and fees earned in the Investment and Savings Products segment and growth in net premiums in the Term Life Insurance segment. Commissions and fees from our Investment and Savings Products segment increased in part due to higher sales-based revenues driven by strong demand for variable annuity and mutual fund products.  Also contributing to the increase in commissions and fees was growth in asset-based revenues, reflecting higher average client asset values driven by market appreciation and continued positive net flows since 2020. The increase in commissions and fees was also impacted by the acquisition of e-TeleQuote on July 1, 2021. The increase in Term Life net premiums was driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as the layering effect of strong sales of life insurance and significant positive persistency trends experienced across all policy durations as a result of favorable public sentiment for protection products since the onset of the COVID-19 pandemic.

Net investment income decreased in 2021 from 2020 due to a $9.5 million negative impact from lower yields on the invested asset portfolio and a lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting. The lower year-over-year total return of $2.4 million on this deposit asset was primarily due to lower yielding securities underlying the deposit asset compared to 2020. These decreases were partially offset by a $10.6 million positive impact from growth in the invested asset portfolio. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is completely offset by interest expense on Surplus Note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserve being contractually supported under a redundant reserve financing transaction by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the surplus note, see Note 10 (Debt) and for additional information on the Vidalia Re Financing Transaction, see Note 4 (Investments) to our consolidated financial statements included elsewhere in this report.

Investment gains (losses) increased to a gain during 2021 compared to a loss in 2020 in part due to a $2.4 million positive mark-to-market adjustment on equity securities held within our investment portfolio during 2021 compared to a $2.5 million negative mark-to-market adjustment on equity securities held within our investment portfolio in 2020 as a result of market reaction to the economic disruption caused by the onset of the COVID-19 pandemic and the subsequent recovery in the markets. Also contributing to the investment loss in 2020 was the recognition of $3.8 million of credit losses for specific issuers that operated in distressed industry sectors that were particularly affected by the economic disruption caused by the onset of the COVID-19 pandemic. By comparison, only $0.8 million of credit losses were recognized in 2021.

Other net revenues increased in 2021 from 2020 largely due to the increase in fees received for access to POL, our primary sales force support tool. The increase in these fees is consistent with subscriber growth. Fees collected for POL subscriptions are allocated between our Term Life Insurance segment and our Investment and Savings Products segment based on the estimated number of sales representatives that are licensed to sell products in each segment. The increase in these fees was accompanied by higher spending reflected in insurance and other operating expenses to support and enhance POL. Also contributing to the increase were marketing development revenues recognized in the Senior Health segment as a result of the acquisition of e-TeleQuote on July 1, 2021.

Total benefits and expenses. Total benefits and expenses increased significantly in 2021 from 2020 largely due to higher sales commissions in our Investment and Savings Products segment as a result of the increases in sales-based and asset-based revenues discussed above. Also contributing to the increase were the growth in benefits and claims and amortization of DAC due to growth in our in-force book of business. Benefits and claims also increased due to higher COVID-19 related claims in excess of historical trends in 2021 versus 2020. Furthermore, total benefits and expenses incurred in 2021 include a non-cash goodwill impairment charge of $76.0 million, which represents the excess of the Senior Health reporting unit’s carrying value over its estimated fair value at December 31, 2021, contract acquisition costs as a result of the acquisition of e-TeleQuote on July 1, 2021 and the loss on extinguishment of debt as a result of the accelerated repayment of senior notes scheduled to mature in 2022. Insurance expenses and other operating expenses were higher in 2021 due to growth in the business, various initiatives to support business development, and transaction-related expenses incurred in connection with the acquisition of e-TeleQuote.

Income taxes. Our effective income tax rate for 2021 was 27.2% compared to 23.8% in 2020. The increase in the effective tax rate in 2021 is driven by a non-cash goodwill impairment charge that is not deductible for income tax purposes.

For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year ended December 31,			2021 vs. 2020 change		2020 vs. 2019 change(1)
	2021	2020	2019(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$3,099,828	$2,883,583	$2,728,844	$216,245	7%	$154,739	6%
Ceded premiums	(1,609,598)	(1,573,922)	(1,562,383)	35,676	2%	11,539	1%
Net Premiums	1,490,230	1,309,661	1,166,461	180,569	14%	143,200	12%
Allocated net investment income	36,486	27,030	19,922	9,456	35%	7,108	36%
Other, net	48,970	46,079	40,848	2,891	6%	5,231	13%
Total revenues	1,575,686	1,382,770	1,227,231	192,916	14%	155,539	13%
Benefits and expenses:
Benefits and claims	703,897	593,948	475,330	109,949	19%	118,618	25%
Amortization of DAC	241,451	216,208	248,711	25,243	12%	(32,503)	(13)%
Insurance expenses	197,262	182,471	172,316	14,791	8%	10,155	6%
Insurance commissions	18,457	17,592	10,781	865	5%	6,811	63%
Total benefits and expenses	1,161,067	1,010,219	907,138	150,848	15%	103,081	11%
Income before income taxes	$414,619	$372,551	$320,093	42,068	11%	52,458	16%

(1)	Refer to the 2020 MD&A for discussions of 2019 items and comparisons between 2020 and 2019 financial results.

Net premiums. Direct premiums increased in 2021 from 2020 largely due to strong sales of new policies in recent periods that contributed to growth in the in-force book of business.  Also contributing to the increase in direct premiums are high levels of persistency experienced as a result of favorable public sentiment for protection products since the onset of the COVID-19 pandemic.  This is partially offset by an increase in ceded premiums, which includes $77.2 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $41.5 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated net investment income. Allocated net investment income increased in 2021 from 2020 due to an increase in the assumed net interest accreted to our Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as our Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims increased in 2021 from 2020 primarily due to higher mortality experience as a result of the COVID-19 pandemic as well as larger reserve increases due to growth in net premiums. Total benefits and claims experience increased in 2021 by approximately $63 million of claims, net of reinsurance, in excess of historical trends compared to approximately $33 million of excess claims, net of reinsurance, in 2020. Most of the increase in excess claims is due to COVID-19. Benefit reserves increased by approximately $26 million in 2021 due to higher persistency in both 2021 and 2020.

Amortization of DAC. The amortization of DAC increased in 2021 from 2020 as a result of higher net premiums. Persistency during both periods was well above historical levels, but began to normalize in 2021 compared to the elevated levels experienced in 2020. This high persistency reduced the amortization of DAC by approximately $48 million in 2021 compared to approximately $53 million in 2020.

Insurance expenses. Insurance expenses increased in 2021 from 2020 primarily due to an increase in expenses of $15.7 million as a result of growth in the business and employee-related expenses. This increase was partially offset by a decrease in expenses of $4.4 million as a result of event cancellations and a reduction in independent sales force-related expenses in 2021 as a result of the COVID-19 pandemic.

Investment and Savings Products Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year ended December 31,			2021 vs. 2020 change		2020 vs. 2019 change(1)
	2021	2020	2019(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$401,508	$284,651	$282,887	$116,857	41%	$1,764	1%
Asset-based revenues	441,303	339,904	318,149	101,399	30%	21,755	7%
Account-based revenues	86,939	83,041	80,555	3,898	5%	2,486	3%
Other, net	12,097	11,271	10,017	826	7%	1,254	13%
Total revenues	941,847	718,867	691,608	222,980	31%	27,259	4%
Expenses:
Amortization of DAC	8,668	7,055	4,549	1,613	23%	2,506	55%
Insurance commissions	14,904	13,184	12,735	1,720	13%	449	4%
Sales commissions:
Sales-based	287,359	201,148	199,690	86,211	43%	1,458	1%
Asset-based	206,201	154,572	141,655	51,629	33%	12,917	9%
Other operating expenses	150,130	140,264	141,167	9,866	7%	(903)	(1)%
Total expenses	667,262	516,223	499,796	151,039	29%	16,427	3%
Income before income taxes	$274,585	$202,644	$191,812	$71,941	36%	$10,832	6%

(1)	Refer to the 2020 MD&A for discussions of 2019 items and comparisons between 2020 and 2019 financial results.

Commissions and fees. Commissions and fees increased in 2021 from 2020 in part due to higher sales-based revenues driven by robust demand for mutual fund and variable annuity investment products. Also contributing to the increase were growth in asset-based revenues reflecting higher average client asset values driven by market appreciation and continued positive net flows.

Amortization of DAC. Amortization of DAC increased in 2021 from 2020 primarily due to favorable redemption experience of the funds underlying our Canadian segregated funds product in the prior year, which normalized in 2021.

Sales commissions. The increase in sales-based commissions in 2021 from 2020 was generally consistent with the increase in sales-based revenue. When considering that asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC, the increase in asset-based commissions in 2021 compared to 2020 was consistent with the increase in asset-based revenues excluding the Canadian segregated funds.

Other operating expenses. Other operating expenses increased in 2021 from 2020 primarily due to growth in the business.

Senior Health Segment. Our results of operations for the Senior Health segment for the year ended December 31, 2021 were as follows:

Year ended December 31, 2021(1)
(Dollars in thousands)
Revenues:
Commissions and fees	$50,903
Other, net	9,537
Total revenues	60,440

Benefits and expenses:
Contract acquisition costs	52,788
Goodwill impairment loss	76,000
Other operating expenses	16,702
Total benefits and expenses	145,490
Income (loss) before income taxes	$(85,050)

(1)	Results of operations for 2021 have no comparable period metrics due to our acquisition of e-TeleQuote on July 1, 2021.

Commissions and fees. Commissions and fees reflect the lifetime value of commissions expected to be received for approved Medicare insurance policies distributed on behalf of health insurance carriers as well as tail revenue adjustments recognized to the expected value of commissions for policies distributed in previous periods. The volume of policies distributed was impacted by heighted agent attrition while the LTV’s of those policies include current estimates for renewal rates and chargeback activity considering recent trends of elevated policy churn. In addition, a $4.9 million negative tail revenue adjustment was recognized in the period due to lower renewal rates on policies with performance obligations satisfied in prior periods. This adjustment reflects unprecedented policy churn activity driven by heightened levels of advertising and consumer awareness of plans with dynamic features offered by carriers.

Other, net. Marketing development revenue was received for providing marketing services on behalf of certain health insurance carriers in 2021. Marketing development revenue provides additional revenue for delivering approved policies and are based on meeting agreed-upon objectives with certain health insurance carriers. Agreements for marketing development revenue are generally short-term in nature and can vary from period to period

Contract acquisition costs. Contract acquisition costs are primarily comprised of costs associated with acquiring leads from third parties and internally generated leads including fees paid to Primerica Senior Health certified independent sales representatives as well as compensation, training and licensing costs associated with e-TeleQuote’s licensed health insurance agents. Contract acquisition costs reflect high lead costs as a result of lower productivity because of heightened agent attrition in a tight labor market.

Goodwill impairment loss. Reflects the non-cash goodwill impairment charge recognized during the period, which represents the excess of the Senior Health reporting unit’s carrying value over its estimated fair value as of December 31, 2021.

Other operating expenses. Represents other operating expenses incurred during the period. These expenses are not directly tied to the distribution of Medicare insurance products and consist of intangible amortization, depreciation, technology and communications, and other administrative fees. Also included in Other operating expenses was $5.8 million of amortization expense for intangible assets and internally developed software identified as part of the e-TeleQuote acquisition.

Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year ended December 31,			2021 vs. 2020 change		2020 vs. 2019 change(1)
	2021	2020	2019(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$22,320	$23,566	$25,022	$(1,246)	(5)%	$(1,456)	(6)%
Ceded premiums	(6,666)	(6,844)	(7,346)	(178)	(3)%	(502)	(7)%
Net Premiums	15,654	16,722	17,676	(1,068)	(6)%	(954)	(5)%
Commissions and fees	62,160	43,675	32,213	18,485	42%	11,462	36%
Allocated investment income net of investment expenses	106,309	114,257	122,476	(7,948)	(7)%	(8,219)	(7)%
Interest expense on surplus note	(62,207)	(57,473)	(48,325)	4,734	8%	9,148	19%
Allocated net investment income	44,102	56,784	74,151	(12,682)	(22)%	(17,367)	(23)%
Realized investment gains (losses)	4,665	1,359	826	3,306	*	533	*
Other investment gains (losses)	1,207	(6,355)	4,139	7,562	*	(10,494)	*
Investment gains (losses)	5,872	(4,996)	4,965	10,868	*	(9,961)	*
Other, net	3,971	3,719	4,660	252	7%	(941)	(20)%
Total revenues	131,759	115,904	133,665	15,855	14%	(17,761)	(13)%
Benefits and expenses:
Benefits and claims	18,856	21,621	18,490	(2,765)	(13)%	3,131	17%
Amortization of DAC	1,060	1,058	1,292	2	*	(234)	(18)%
Insurance expenses	5,343	5,646	6,501	(303)	(5)%	(855)	(13)%
Insurance commissions	1,171	1,358	1,535	(187)	(14)%	(177)	(12)%
Sales commissions	28,748	20,916	15,853	7,832	37%	5,063	32%
Interest expense	30,618	28,839	28,811	1,779	6%	28	*
Loss on extinguishment of debt	8,927	-	-	8,927	*	-	*
Other operating expenses	130,019	104,931	95,977	25,088	24%	8,954	9%
Total benefits and expenses	224,742	184,369	168,459	40,373	22%	15,910	9%
Loss before income taxes	$(92,983)	$(68,465)	$(34,794)	$24,518	36%	$33,671	97%

(1)	Refer the 2020 MD&A for discussions of 2019 items and comparisons between 2020 and 2019 financial results.
*	Less than 1% or not meaningful

Total revenues. Total revenues increased in 2021 from 2020 in large part due to growth in commissions and fees, which was primarily the result of the continued expansion of our U.S. mortgage distribution business. Closed mortgage loan volume of $1.2 billion generated mortgage commission revenues of $24.3 million during 2021 compared to closed mortgage loan volume of $442.5 million and mortgage commission revenues of $8.7 million during 2020. Also contributing to the increase in total revenues were investment gains recognized in 2021 versus investment losses recognized in 2020 as discussed in the Primerica, Inc. and Subsidiaries Results section above. These increases were partially offset by a decrease in net investment income during 2021 versus 2020, which was primarily attributable to the impact of more net investment income being allocated to the Term Life Insurance segment and lower yields on the invested asset portfolio, partially offset by growth in the size of the portfolio.

Total Benefits and Expenses. Total benefits and expenses increased in 2021 from 2020 as a result of higher other operating expenses due to approximately $12.1 million in transaction-related expenses incurred in connection with the acquisition of e-TeleQuote on July 1, 2021. Also contributing to the increase in other operating expenses were higher technology and employee related expenses. Loss on extinguishment of debt increased in 2021 as a result of the accelerated repayment of senior notes scheduled to mature in 2022. Sales commissions and other operating expenses were $11.1 million higher driven by increased sales in our U.S. mortgage distribution business.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of December 31, 2021, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

We invest a portion of our portfolio in assets denominated in Canadian dollars to support our Canadian operations. Additionally, to ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our invested asset portfolio and our general liability profile.

We also hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third-party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2030, was obtained in exchange for the Surplus Note of equal principal amount issued by Vidalia Re, Inc. (“Vidalia Re”), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life Insurance Company (“Primerica Life”).  For more information on the LLC Note, see Note 4 (Investments) to our consolidated financial statements included elsewhere in this report.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	December 31, 2021		December 31, 2020
	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost
U.S. government and agencies	1%	1%	*	*
Foreign government	5%	5%	6%	6%
States and political subdivisions	5%	5%	6%	6%
Corporates	53%	52%	53%	52%
Mortgage- and asset-backed securities	20%	20%	15%	16%
Short-term investments	2%	3%	*	*
Equity securities	1%	1%	1%	1%
Trading securities	1%	1%	1%	1%
Cash and cash equivalents	12%	12%	18%	18%
Total	100%	100%	100%	100%

*	Less than 1%.

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2021	December 31, 2020
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.8 years	4.7 years
Average book yield of our fixed-maturity portfolio	3.12%	3.44%

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	December 31, 2021		December 31, 2020
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$495,055	19%	$433,763	19%
AA	312,418	12%	294,429	13%
A	644,775	24%	515,752	22%
BBB	1,079,123	41%	979,867	42%
Below investment grade	93,294	4%	90,947	4%
Not rated	21,078	*	2,780	*
Total	$2,645,743	100%	$2,317,538	100%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2021
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$16,289	$15,978	$311	AAA
Province of Ontario Canada	15,506	15,194	312	A+
Province of Quebec Canada	14,496	13,595	901	AA-
Morgan Stanley	13,502	13,144	358	BBB+
TC Energy Corp	12,874	12,585	289	BBB+
Province of Alberta Canada	12,664	12,196	468	A
ConocoPhillips	12,414	11,058	1,356	A-
Enbridge Inc	11,923	11,662	261	BBB+
Ontario Teachers' Pension Plan	10,679	10,199	480	AA+
Oracle Corp	10,548	9,611	937	AA-
Total – ten largest holdings	$130,895	$125,222	$5,673
Total – fixed-maturity securities	$2,726,922	$2,645,743
Percent of total fixed-maturity securities	5%	5%

(1)	Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 4 (Investments) and Note 5 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2021	2020	$	%
	(Dollars in thousands)
Assets:
Reinsurance recoverables	$4,268,419	$4,273,904	$(5,485)	*
Deferred policy acquisition costs, net	2,943,782	2,629,644	314,138	12%
Liabilities:
Future policy benefits	$7,138,649	$6,790,557	$348,092	5%
*	Less than 1%.

Reinsurance recoverables. Reinsurance recoverables reflects future policy benefit reserves and claim reserves ceded to reinsurers, including the IPO coinsurers. Reinsurance recoverables as of December 31, 2021 remained consistent compared with December 31, 2020.

Deferred policy acquisition costs, net. The increase in DAC was primarily a result of the cumulative impact of incremental commissions and expenses deferred as a result of new business in 2021 not subject to the IPO coinsurance agreements and significant improvements in persistency as a result of favorable public sentiment for protection products in response to the COVID-19 pandemic.

Future policy benefits. The increase in future policy benefits was a result of the growth in our in-force book of business due to strong sales of new policies and persistency improvements.

For additional information, see the notes to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. During 2021, our life insurance underwriting companies declared and paid ordinary dividends of $170.2 million to the Parent Company. See Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information on insurance subsidiary dividends and statutory restrictions. In addition, in 2021 our non-life insurance subsidiaries declared and paid dividends of $217.1 million to the Parent Company. At December 31, 2021, the Parent Company had cash and invested assets of $295.4 million.

The Parent Company’s subsidiaries generate operating cash flows primarily from term life insurance premiums (net of premiums ceded to reinsurers), income from invested assets, commissions and fees collected from the distribution of investment and savings products, Medicare-related insurance plans as well as other financial products. The subsidiaries’ principal operating cash outflows include the payment of insurance claims and benefits (net of ceded claims recovered from reinsurers), commissions to the sales force, contract acquisition costs, insurance and other operating expenses, interest expense for future policy benefit reserves financing transactions, and income taxes.

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

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-Tele-Quote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, net cash flows at e-TeleQuote are expected to be negative for the foreseeable future, with the Parent Company providing working capital to e-TeleQuote. From July 1, 2021 through December 31, 2021, the Parent Company has provided e-TeleQuote with $20.0 million of funding to meet its operating needs, net of cash tax benefits generated by e-TeleQuote and any amounts paid by e-TeleQuote to the Parent Company and other consolidated affiliates for lead generation, finance charges, or other internal arrangements. This amount also excludes cash paid for the cash tax benefit received by the Parent Company and other consolidated affiliates for current operating losses at e-TeleQuote for the period July 1, 2021 through December 31, 2021.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2021	2020	2019 (1)
	(In thousands)
Net cash provided by (used in) operating activities	$656,956	$643,417	$485,513
Net cash provided by (used in) investing activities	(923,383)	(53,529)	(201,884)
Net cash provided by (used in) financing activities	107,974	(301,790)	(290,134)
Effect of foreign exchange rate changes on cash	3,385	2,595	1,243
Change in cash and cash equivalents	$(155,068)	$290,693	$(5,262)

(1)	Refer to the 2020 MD&A for discussions of 2019items and comparisons between 2020 and 2019 financial results.

Operating Activities.  Cash provided by operating activities increased in 2021 from 2020 largely due to higher cash generated by our Term Life Insurance and Investments and Savings Products segments. In our Term Life Insurance segment, the increase in cash receipts from higher premiums more than offset increases in payments for claims and deferred policy acquisition costs. In our Investments and Savings Products segment, the increase in sales-based and asset-based revenue in 2021 generated higher net cash flows from operation compared to 2020.

Investing Activities.  Cash used in investing activities increased in 2021 from 2020 primarily due to the purchase of e-TeleQuote and higher purchases of investment securities. In 2021, purchases of securities in our investment portfolio increased due to higher interest rates which provided more attractive reinvestment opportunities for the Company and the deployment of net cash received from the issuance of senior notes. In 2020, we temporarily paused purchases of investment securities in order to preserve liquidity at the onset of the COVID-19 pandemic.

Financing Activities.  Financing activities was a source of cash during 2021 compared to a use of cash during 2020 as we paused our share repurchase program  to accumulate cash used to fund the acquisition of e-TeleQuote and restarted it after closing the acquisition. In addition, during 2021 cash provided by financing activities included $597.3 million in proceeds from the issuance of senior notes offset by $383.7 million in cash used to extinguish our existing senior notes, which were scheduled to mature in 2022.

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

As of December 31, 2021, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of December 31, 2021, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a single prescriptive reserving formula. Primerica Life adopted PBR as of January 1, 2018 and National Benefit Life Insurance Company adopted the New York amended version of PBR effective January 1, 2021.   PBR significantly reduced the redundant statutory policy benefit reserve requirements while still ensuring adequate liabilities are held.  The regulation only applies for business issued after the effective date.  See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on these redundant reserve financing transactions.

Notes Payable – Long term. The Company has $600.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.550% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes mature November 19, 2031. We were in compliance with the covenants of the Senior Notes at December 31, 2021. No events of default occurred on the Senior Notes during the year ended December 31, 2021.

Notes Payable – Short term. On July 1, 2021, as part of the acquisition of e-TeleQuote, Primerica Health, Inc. (“Primerica Health”) issued the $15.0 million Majority Shareholder Note due July 1, 2022 (the “Majority Shareholder Note”). The rate of interest payable is 1.5% per annum. On January 27, 2022, the Company repaid $9.0 million in principal on the Majority Shareholder Note. The Company entered into an agreement with the Majority Shareholder to repay $3.4 million on April 1, 2022 and the remaining $2.6 million on July 1, 2022.

Financial Ratings. As of December 31, 2021, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior Notes rating
Moody's	Baa1, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of December 31, 2021, Primerica Life’s financial strength ratings were as follows:

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of December 31, 2021.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the London Interbank Offered Rate (“LIBOR”) or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available.  The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2021, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants.  Furthermore, no events of default occurred under the Revolving Credit Facility in 2021.

Contractual Obligations. Our material cash requirements from known contractual and other obligations primarily consist of following:

Future Policy Benefits. Our liability for future policy benefits, which is presented in the consolidated balance sheets, represents the present value of estimated future policy benefits to be paid, less the present value of estimated future net benefit premiums to be collected. Net benefit premiums represent the portion of gross premiums required to provide for all benefits and associated expenses. These benefit payments are contingent on policyholders continuing to renew their policies and make their premium payments. We expect to fully fund the obligations for future policy benefits from cash flows from general account invested assets, claims reimbursed by reinsurers, and from future premiums.

Policy Claims. Policy claims, which is presented in the consolidated balance sheets and Note 9 (Policy Claims and Other Benefits Payable), represents claims and benefits that have been incurred but not paid to policyholders and are assumed to be due within a year.

Other Policyholder Funds. Other policyholders’ funds, which is presented in the consolidated balance sheet, primarily represent claim payments left on deposit with us that are payable on demand.

Notes Payable and Interest Obligations. We have debt obligations for the principal balance of our Senior Notes and the Majority Shareholder Note, which are presented in the consolidated balance sheets and described further in Note 10 (Debt) to our consolidated financial statements included elsewhere in the report. We also maintain interest obligations for interest on our Senior Notes, the commitment fee on our Revolving Credit Facility, interest on our short term Majority Shareholder Note, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on the LLC Note and a finance charge incurred pursuant to one of our IPO coinsurance agreements as of December 31, 2021. We did not expect the principal or interest on the Surplus Note will result in any cash requirements as the payments due for these items are contractually offset by the principal and interest on the LLC Note as long as we hold the LLC Note. The Company asserts its positive intent and ability to hold the LLC Note until maturity.

Lease Obligations. Our lease obligations primarily represent payments for operating leases related to office space. For additional information on leases see Note 19 (Leases) to our consolidated financial statements included elsewhere in this report.

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

Interest Rate Risk. The fair value of the fixed-maturity securities (excluding the held-to-maturity security) in our invested asset portfolio as of December 31, 2021 and 2020 was $2.6 billion and $2.5 billion, respectively. One of the primary market risks for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-maturity securities portfolios to decline by $119.6 million, or 4%, based on our actual securities positions as of December 31, 2021. For comparative purposes, the same increase in rates would have caused the fair value of our fixed-maturity securities portfolios to decline by $105.6 million, or 4%, based on our actual securities positions as of December 31, 2020.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities, and accumulated comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar would have the opposite effect. Generally, our Canadian dollar-denominated assets are held in support of our Canadian dollar-denominated liabilities. For the year ended December 31, 2021, 15% of our revenues from operations, excluding realized investment gains, and 19% of income before income taxes were generated by our Canadian operations. For the year ended December 31, 2020, 14% of our revenues from operations, excluding realized investment gains, and 19% of income before income taxes were generated by our Canadian operations.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2021. Net exposure was measured assuming a 10% decrease in the value of the Canadian dollar relative to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the year ended December 31, 2021 by $11.2 million.

Our investment in the net assets of our Canadian operations is also subject to Canadian currency risk. If we were to assume a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar, the translated value of our net investment in our Canadian subsidiaries in U.S. dollars would decrease by $27.3 million based on net assets as of December 31, 2021. For comparative purposes, a similar decrease in Canadian currency exchange rates compared to the U.S. dollar would have caused the translated value of our net investment in our Canadian subsidiaries in U.S. dollars to decline by $36.6 million based on net assets as of December 31, 2020. Historically, we have not hedged this exposure, although we may elect to do so in future periods. The impact of translating the balance of net assets of our Canadian operations is recorded in our consolidated balance sheets within the accumulated other comprehensive income component of stockholders’ equity.

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

We also bear credit risk on our investment portfolio related to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest. In an effort to meet business needs and mitigate credit and other portfolio risks, we established investment guidelines that provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for details on our investment portfolio, including investment strategy, asset mix, and credit ratings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I, II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of the future policy benefits for term life insurance contracts

As described in Note 1 to the consolidated financial statements, the Company estimates future policy benefits for term life insurance contracts using assumptions, such as mortality - the likelihood of death, persistency how long an insurance contract remains active, and disability rates - the period of time a policyholder remains disabled. These assumptions are based on historical experience modified, as necessary, to reflect anticipated trends. These assumptions are not modified during the policy term unless a premium deficiency is identified. The liability for future policy benefits for term life insurance contracts was $7,139 million as of December 31, 2021.

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
•

evaluating the Company’s assumptions used for term life insurance contracts issued during the year by 1) comparing the assumptions to the Company’s most recent actual term life insurance historical experience studies and the 2021 term life insurance contract pricing assumptions; and 2) assessing modifications for anticipated trends and assessment for the provision for possible adverse deviation

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

Fair value of the carrier relationships intangible asset

As described in Notes 1 and 20 to the consolidated financial statements, the Company acquired e-TeleQuote Insurance, Inc. (e-TeleQuote) in a business combination on July 1, 2021. In connection with the transaction, the Company recorded a carrier relationships intangible asset. To estimate the fair value of the carrier relationships intangible asset, the Company used the multi-period excess earnings method of the income approach. The revised preliminary acquisition-date fair value for the carrier relationships intangible asset was $153 million.

We identified the evaluation of the revised preliminary acquisition-date fair value of the carrier relationships intangible asset as a critical audit matter. Subjective auditor judgment, including the use of valuation professionals with specialized skills and knowledge for certain significant assumptions, was required in evaluating the significant assumptions used to develop the projected cash flows utilized in the fair value determination, including the discount rate, long-term growth rate, and customer attrition rate. Changes in these significant assumptions could have a significant impact on the estimated fair value of the carrier relationships intangible asset.

The following are the primary procedures we performed to address this critical audit matter (1) evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revised preliminary acquisition-date fair value of the carrier relationships intangible asset, including internal controls over management’s determination of the significant assumptions described above, and (2) evaluated the significant assumptions used in the projected cash flows of the e-TeleQuote business by comparing the cash flows to recent results, internal and external communications made by the Company, and forecasted information included in industry reports. We also involved valuation professionals with specialized skills and knowledge who assisted in evaluating the discount rate and long-term growth rate by developing an independent estimate of the fair value of the carrier relationships intangible asset, and comparing it to the Company’s fair value estimate.

Fair value of the Senior Health reporting unit

As described in Notes 1 and 20 to the consolidated financial statements, the Company’s goodwill balance was $179 million as of December 31, 2021, which is allocated to the Company’s Senior Health reporting unit. The Company performs an annual assessment of the recoverability of its goodwill on July 1 and also performs an assessment on an interim basis when events or changes in circumstances indicate that the carrying value of the reporting unit may exceed its fair value. The Company estimates the fair value of a reporting unit using a weighting of fair values derived from an income approach and a market approach. During the period ended December 31, 2021, the Company concluded that a triggering event occurred due to recent financial performance, an increase in policy turnover, and peer company loss of market value. As a result, the Company performed an interim goodwill impairment assessment as of December 31, 2021. The estimated fair value of the reporting unit was then compared to its carrying value which resulted in a recognized non-cash impairment charge of $76 million, reducing the carrying value of goodwill in the Senior Health reporting unit.

We identified the evaluation of the fair value of the Company’s Senior Health reporting unit used as part of the interim goodwill impairment assessment as a critical audit matter. Subjective auditor judgment and use of valuation professionals with specialized skills and knowledge were required in assessing the valuation approach, the weighting applied to each approach, and the significant assumptions used to develop the projected cash flows utilized in the fair value determination, including the discount rate and terminal growth rate. Changes in the valuation approach and significant assumptions could have a significant impact on the estimated fair value of the Company’s Senior Health reporting unit.

The following are the primary procedures we performed to address this critical audit matter (1) evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment process, including internal controls over management’s review of the valuation approach, the weighting applied to each approach, and the significant assumptions described above, and (2) evaluated the significant assumptions used in the projected cash flows by comparing the cash flows to recent results, internal and external communications made by the Company, and forecasted information included in industry reports. We also involved valuation professionals with specialized skills and knowledge who assisted in (1) assessing the valuation approach, including the weighting applied to each approach, and (2) evaluating the discount rate and the terminal growth rate by testing management’s process for developing the fair value of the Company’s Senior Health reporting unit.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Atlanta, Georgia

March 1, 2022

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,621,388 in 2021 and $2,301,238 in 2020)	$2,702,567	$2,464,611
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,551,113 in 2021 and $1,606,208 in 2020)	1,379,100	1,346,350
Short-term investments available-for-sale, at fair value (amortized cost: $85,246 in 2021 and $0 in 2020)	85,243	-
Equity securities, at fair value (historical cost: $34,255 in 2021 and $32,031 in 2020)	42,551	38,023
Trading securities, at fair value (cost: $24,769 in 2021 and $16,359 in 2020)	24,355	16,300
Policy loans	30,612	30,199
Total investments	4,264,428	3,895,483
Cash and cash equivalents	392,501	547,569
Accrued investment income	18,702	17,618
Reinsurance recoverables	4,268,419	4,273,904
Deferred policy acquisition costs, net	2,943,782	2,629,644
Renewal commissions receivable	231,751	54,845
Agent balances, due premiums and other receivables	257,675	259,448
Goodwill	179,154	-
Intangible assets, net	195,825	45,275
Income tax receivable	-	4,035
Deferred income taxes	81,799	69,255
Operating lease right-of-use assets	47,942	46,567
Other assets	441,253	402,122
Separate account assets	2,799,992	2,659,520
Total assets	$16,123,223	$14,905,285

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	7,138,649	6,790,557
Unearned and advance premiums	16,437	17,136
Policy claims and other benefits payable	585,382	519,711
Other policyholders’ funds	501,823	447,765
Notes payable - Short term	15,000	-
Notes payable - Long term	592,102	374,415
Surplus note	1,378,585	1,345,772
Income tax payable	15,311	21,048
Deferred income taxes	226,000	202,448
Operating lease liabilities	53,920	52,806
Other liabilities	615,710	566,068
Payable under securities lending	94,529	72,154
Separate account liabilities	2,799,992	2,659,520
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	14,033,440	13,069,400

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	7,271	-
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 in 2021 and 2020; issued and outstanding 39,368 shares in 2021 and 39,306 shares in 2020)	394	393
Paid-in capital	5,224	-
Retained earnings	2,004,506	1,705,786
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	8,611	1,578
Net unrealized investment gains (losses) on available-for-sale securities	63,777	128,128
Total permanent stockholders’ equity	2,082,512	1,835,885
Total liabilities and temporary and permanent stockholders’ equity	$16,123,223	$14,905,285

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	December 31,
	2021	2020	2019
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$3,122,148	$2,907,149	$2,753,866
Ceded premiums	(1,616,264)	(1,580,766)	(1,569,729)
Net premiums	1,505,884	1,326,383	1,184,137
Commissions and fees	1,042,813	751,271	713,804
Investment income net of investment expenses	142,795	141,287	142,398
Interest expense on surplus note	(62,207)	(57,473)	(48,325)
Net investment income	80,588	83,814	94,073
Realized investment gains (losses)	4,665	1,359	826
Other investment gains (losses)	1,207	(6,355)	4,139
Investment gains (losses)	5,872	(4,996)	4,965
Other, net	74,575	61,069	55,525
Total revenues	2,709,732	2,217,541	2,052,504

Benefits and expenses:
Benefits and claims	722,753	615,569	493,820
Amortization of deferred policy acquisition costs	251,179	224,321	254,552
Sales commissions	522,308	376,636	357,198
Insurance expenses	202,605	188,117	178,817
Insurance commissions	34,532	32,134	25,051
Contract acquisition costs	52,788	-	-
Interest expense	30,618	28,839	28,811
Goodwill impairment loss	76,000	-	-
Loss on extinguishment of debt	8,927	-	-
Other operating expenses	296,851	245,195	237,144
Total benefits and expenses	2,198,561	1,710,811	1,575,393
Income before income taxes	511,171	506,730	477,111
Income taxes	139,191	120,566	110,720
Net income (loss)	371,980	386,164	366,391
Net income (loss) attributable to noncontrolling interests	(1,377)	-	-
Net income (loss) attributable to Primerica, Inc.	$373,357	$386,164	$366,391

Earnings per share attributable to common stockholders:
Basic earnings per share	$9.41	$9.60	$8.65
Diluted earnings per share	$9.38	$9.57	$8.62

Weighted-average shares used in computing earnings per share:
Basic	39,530	40,065	42,181
Diluted	39,652	40,185	42,314

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$371,980	$386,164	$366,391
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on investment securities	(78,348)	78,533	91,160
Reclassification adjustment for realized investment (gains) losses included in net income	(3,849)	2,614	253
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	7,033	7,343	15,299
Total other comprehensive income (loss) before income taxes	(75,164)	88,490	106,712
Income tax expense (benefit) related to items of other comprehensive income (loss)	(17,846)	17,582	19,480
Other comprehensive income (loss), net of income taxes	(57,318)	70,908	87,232
Total comprehensive income	314,662	457,072	453,623
Net income (loss) attributable to noncontrolling interests	(1,377)	-	-
Comprehensive income attributable to Primerica, Inc.	$316,039	$457,072	$453,623

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$393	$412	$427
Repurchases of common stock	(1)	(22)	(19)
Net issuance of common stock	2	3	4
Balance, end of period	394	393	412

Paid-in capital:
Balance, beginning of period	-	-	-
Share-based compensation	31,043	29,079	27,208
Net issuance of common stock	(2)	(3)	(4)
Repurchases of common stock	(25,817)	(29,076)	(27,204)
Balance, end of period	5,224	-	-

Retained earnings:
Balance, beginning of period	1,705,786	1,593,281	1,489,520
Cumulative effect from the adoption of new accounting standards, net	-	(1,240)	-
Net income	373,357	386,164	366,391
Dividends	(74,637)	(64,346)	(57,630)
Repurchases of common stock	-	(208,073)	(205,000)
Balance, end of period	2,004,506	1,705,786	1,593,281

Accumulated other comprehensive income (loss):
Balance, beginning of period	129,706	58,798	(28,434)
Cumulative effect from the adoption of new accounting standards, net	-	-	-
Change in foreign currency translation adjustment, net of income tax expense (benefit)	7,033	7,343	15,299
Change in net unrealized investment gains (losses) during the period, net of income taxes:	(64,351)	63,565	71,933
Balance, end of period	72,388	129,706	58,798
Total permanent stockholders’ equity	$2,082,512	$1,835,885	$1,652,491

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$-	$-	$-
Acquisition of noncontrolling interest	8,438	-	-
Net income (loss) attributable to noncontrolling interests	(1,377)	-	-
Changes in noncontrolling interests in consolidated entities, net	210	-	-
Balance, end of period	$7,271	$-	$-

Dividends declared per share	$1.88	$1.60	$1.36

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$371,980	$386,164	$366,391
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	462,733	574,060	297,832
Deferral of policy acquisition costs	(552,192)	(512,634)	(424,106)
Amortization of deferred policy acquisition costs	251,179	224,321	254,552
Deferred tax provision	(25,593)	266	(841)
Change in income taxes	1,426	(5,008)	(5,187)
Investment (gains) losses	(5,872)	4,996	(4,965)
Accretion and amortization of investments	5,118	751	(720)
Depreciation and amortization	29,836	17,697	18,300
Change in reinsurance recoverables	8,312	(100,185)	(12,825)
Change in agent balances, due premiums and other receivables	6,046	(32,348)	(11,965)
Change in renewal commissions receivable	(23,459)	(3,144)	(1,582)
Trading securities sold, matured, or called (acquired), net	(8,817)	26,694	(29,601)
Share-based compensation	16,842	19,027	17,533
Goodwill impairment loss	76,000	-	-
Loss on extinguishment of debt	8,927	-	-
Change in other operating assets and liabilities, net	34,490	42,760	22,697
Net cash provided by (used in) operating activities	656,956	643,417	485,513

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	131,953	67,760	42,202
Fixed-maturity securities — matured or called	454,135	429,147	403,969
Short-term investments — sold	50,065	-	-
Short-term investments — matured or called	40,000	-	8,250
Equity securities — sold	718	2,581	3,136
Available-for-sale investments acquired:
Fixed-maturity securities	(901,591)	(522,123)	(633,106)
Short-term investments	(176,125)	-	-
Equity securities — acquired	(3,391)	(3,272)	(898)
Purchases of property and equipment and other investing activities, net	(24,688)	(27,622)	(25,437)
Cash collateral received (returned) on loaned securities, net	22,375	43,431	(23,839)
Sales (purchases) of short-term investments using securities lending collateral, net	(22,375)	(43,431)	23,839
Purchase of business, net of cash acquired	(494,459)	-	-
Net cash provided by (used in) investing activities	(923,383)	(53,529)	(201,884)

Cash flows from financing activities:
Dividends paid	(74,636)	(64,346)	(57,630)
Common stock repurchased	(18,751)	(231,431)	(225,037)
Proceeds from revolving credit facility	125,000	-	-
Repayment of revolving credit facility	(125,000)	-	-
Proceeds from issuance of debt	597,300	-	-
Debt issuance costs	(5,332)	-	-
Repayment of debt	(383,691)	-	-
Tax withholdings on share-based compensation	(6,652)	(5,739)	(7,186)
Finance leases	(264)	(274)	(281)
Net cash provided by (used in) financing activities	107,974	(301,790)	(290,134)
Effect of foreign exchange rate changes on cash	3,385	2,595	1,243
Change in cash and cash equivalents	(155,068)	290,693	(5,262)
Cash and cash equivalents, beginning of period	547,569	256,876	262,138
Cash and cash equivalents, end of period	$392,501	$547,569	$256,876

Supplemental disclosures of cash flow information:
Income taxes paid	$154,812	$123,305	$115,051
Interest paid	33,905	27,853	28,053
Non-cash activities:
Increases in note issued to seller of business	15,000	-	-

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading provider of financial products to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. On July 1, 2021, we acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our recently formed subsidiary, Primerica Health, Inc. (“Primerica Health”). e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Refer to Note 20 (Acquisition) for more information regarding the acquisition of e-TeleQuote. Our other primary subsidiaries include the following entities: Primerica Financial Services, LLC (“PFS”), a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd. (“PFSL Investments Canada”); and PFS Investments Inc. (“PFS Investments”), an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company (“NBLIC”), a New York insurance company. Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

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

Investment transactions are recorded on a trade-date basis. We use the specific-identification method to determine the realized gains or losses from securities transactions and report the investment gains or losses in the accompanying consolidated statements of income.

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

All reinsurance contracts in effect for the three-year period ended December 31, 2021 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

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

Business Combination. The Company acquired e-TeleQuote on July 1, 2021 and accounts for the acquisition as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”), which requires most identifiable assets and liabilities acquired in a business combination to be recorded at fair value at the acquisition date, subject to certain exceptions. Additionally, ASC 805 requires transaction-related costs to be expensed in the period incurred. The Company allocates the fair value of the purchase consideration of its acquired business to the tangible assets, liabilities assumed, and intangible assets acquired at the acquisition date. The excess of the fair value of purchase consideration over the acquired values of these identifiable assets and liabilities is recorded as goodwill. Transaction-related costs are recognized separately from the business combination and expensed as incurred. Refer to Note 20 (Acquisition) for further details.

Goodwill.  Goodwill represents the excess of the purchase price over the estimated acquired values of identifiable assets and liabilities acquired in a business combination at the acquisition date.  In accordance with U.S. GAAP, goodwill is not amortized. The Company tests goodwill for impairment annually on July 1 and whenever events occur or circumstances change that would indicate the carrying value of goodwill may be impaired. All of the Company’s goodwill was obtained from the e-TeleQuote acquisition and the e-TeleQuote business has been designated as a separate operating segment called Senior Health. Therefore, goodwill has been allocated solely to the Senior Health segment and is evaluated for impairment at the Senior Health segment level, which is also defined as the reporting unit. As of December 31, 2021, we identified events and circumstances that suggested it was more likely than not that the fair value of the Senior Health reporting unit was not greater than its carrying value. These events and circumstances consist of various factors, including recent financial performance, elevated industry-wide policy churn, and declines in the market value of publicly traded peers.

As a result, the Company performed a quantitative impairment analysis using a combination of the income and market approaches. We utilized an income approach by preparing a discounted cash flow analysis to determine the reporting unit’s fair value. The discounted cash flow analysis included key assumptions such as the weighted average cost of capital, long-term growth rate and projected operating results such as approved policies, LTV’s, contract acquisition costs, operating expenses, collections of renewal commissions receivable, and utilization of net operating losses for income tax purposes. We utilized a market approach by deriving the reporting unit’s fair value applying publicly-traded peer company trading multiples to forward looking operating results. We then weighted each approach to determine the reporting unit’s fair value placing greater emphasis on the income approach as we believe management’s expectations of the cash flow generated by the reporting unit were more relevant in determining fair value given the limitations in the creditability of available peer company data. The measurement of the reporting unit’s fair value is classified as a level 3 fair value measurement given significance of the unobservable inputs such as forecasted operating results, discount rates, normalized peer company operating information and weights assigned to each approach that are used in determining the fair value.

After the fair value of the reporting unit was determined, the Company calculated its carrying value by taking the reporting unit’s assets minus its liabilities. The carrying value of the reporting unit was then compared to its fair value to determine the extent of any goodwill impairment. Based on this analysis, we recognized a non-cash goodwill impairment charge of $76.0 million, which represents the excess of the Senior Health reporting unit’s carrying value over its estimated fair value at December 31, 2021. The goodwill impairment charge recognized did not impact the Company’s income tax expense as the goodwill acquired from the e-TeleQuote acquisition does not have any tax basis. The determination of whether the carrying value of the reporting unit exceeds its fair value involves a high degree of estimation and can be affected by a number of industry and company-specific risk factors that are subject to change over time.

At December 31, 2021, the Company recognized goodwill of $179.2 million in its Senior Health reporting unit after accumulated goodwill impairment charges of $76.0 million.

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

The components of intangible assets were as follows:

	December 31,
	2021			2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Indefinite-lived intangible asset	$45,275	n/a	$45,275	$45,275	n/a	$45,275
Amortizing intangible assets	156,000	(5,450)	150,550	-	-	-
Total intangible assets	$201,275	$(5,450)	$195,825	$45,275	$-	$45,275

We have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with the sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of October 1, 2021 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.

Intangible assets acquired from the acquisition of e-TeleQuote consist primarily of relationships with health insurance carriers, who are our customers, and are amortized over their estimated useful lives. We estimated the fair value of the carrier relationships intangible asset using the multi-period excess earnings method of the income approach. This approach, which involved the preparation of a discounted cash flow analysis to estimate the asset’s fair value, was deemed appropriate as the income generated from this asset is the primary driver of e-TeleQuote’s cash flows. The discounted cash flow analysis included key assumptions such as the discount rate, customer attrition rate, long-term growth rate and projected operating results. The measurement of carrier relationships intangible asset fair value is classified as a level 3 fair value measurement given the significance of the unobservable inputs involved in the estimate. The Company uses an estimated useful life of 15 years as our relationships with health insurance carriers are not expected to turn over rapidly because these relationships are in-depth, non-exclusive, and pay-for-performance. Intangible asset amortization expense was $5.5 million in 2021. Amortization expense is expected to be approximately $10.5 million annually for the next five years. Intangible assets subject to amortization are evaluated for impairment in the event factors indicate that the net carrying value may not be recoverable or the asset will not be used throughout its estimated useful life. No events have occurred, and no factors exist as of December 31, 2021 that would indicate that the net carrying value of our amortizing intangible assets may not be recoverable or will not be used throughout their estimated useful life.

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

Depreciation expense is included in other operating expenses in the accompanying consolidated statements of income. Depreciation expense was $24.6 million, $18.0 million, and $15.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Property and equipment balances were as follows:

	December 31,
	2021	2020
	(In thousands)
Data processing equipment and software	$127,151	$104,364
Leasehold improvements	18,631	18,764
Other, principally furniture and equipment	36,460	35,099
	182,242	158,227
Accumulated depreciation	(115,220)	(100,500)
Net property and equipment	$67,022	$57,727

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

Renewal Commissions Receivable. Renewal commissions receivable are contract assets that represent the renewal portion of estimated constrained variable consideration recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Renewal commissions receivable primarily consist of the expected value of commissions to be collected by e-TeleQuote from the distribution of Medicare-related health insurance policies where the performance obligation has been satisfied but payment is not due as the underlying policy has not yet renewed. The estimate of renewal commissions requires significant judgment subject to the same assumptions as noted under “Commissions and Fees – Senior Health” below. Cash collections for these receivables are expected to occur over a period of several years. Renewal commissions receivable will be adjusted for differences between actual and expected cash collections as well as for changes in estimates. Under ASC 606, these receivables are not discounted as the timing for collection of payments is dependent on future policyholder renewals and not due to the presence of a significant financing component. Refer to Note 20 (Acquisition) for renewal commissions receivable recognized as part of the acquisition of e-TeleQuote.

Policyholder Liabilities. Future policy benefits are accrued over the current and renewal periods of the contracts. Liabilities for future policy benefits on traditional life insurance products are reserves established for death claims and waiver of premium benefits and have been computed using a net level method, using assumptions as to interest rates, mortality, persistency, disability rates and other assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The underlying mortality tables are the Society of Actuaries (“SOA”) 65-70, SOA 75-80, SOA 85-90, and the 91 Bragg, modified to reflect various underwriting classifications and assumptions. Interest rate reserve assumptions ranged from 2.5% to 7.0% at December 31, 2021 and ranged from 3.0% to 7.0% at December 31, 2020. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.

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

Income Taxes. We are subject to the income tax laws of the United States, its states, municipalities, and certain unincorporated territories, as well as foreign jurisdictions, most notably Canada. These tax laws can be complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the applicability of these tax laws. We also must make estimates about the future impact certain items will have on taxable income in the various tax jurisdictions, both domestic and foreign.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of acquired assets and liabilities and their respective tax bases and (ii) acquired e-TeleQuote net operating loss and interest deduction carryforwards available for future use. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not applicable to the periods in which we expect the temporary difference will reverse. The Company has not recognized any material deferred taxes associated with goodwill as it has not acquired any material goodwill with tax basis. Refer to Note 20 (Acquisition) for deferred income taxes recognized as part of the acquisition of e-TeleQuote.

Noncontrolling Interest. In connection with the Company’s acquisition of e-TeleQuote, the Company became a party along with the noncontrolling equity holders of Primerica Health to a shareholders’ agreement (the “e-TeleQuote Shareholders’ Agreement”) which, among other matters, sets forth certain call and put rights starting in 2022 as described in Note 20 (Acquisition) of the consolidated financial statements. The e-TeleQuote Shareholders’ Agreement provides the Company with the right to purchase, and the noncontrolling equity holders with the right to sell to the Company, the noncontrolling equity holders’ equity interests in Primerica Health at a contractually defined formulaic purchase price (the “Formulaic Price”), which is based on a discounted calculation of selected peer company equity value multiples times the trailing twelve months of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). The noncontrolling equity holders’ interests in Primerica Health are accounted for separately in two categories. The first category primarily represents shares of Primerica Health held in trust for the benefit of the founder and chief executive officer of e-TeleQuote. These shares, which were exchanged for equity originally issued in connection with the founding of e-TeleQuote, are recognized as redeemable noncontrolling interests (“Redeemable NCI”) in the temporary stockholders’ equity section of the accompanying consolidated balance sheets as the Company has the option of redeeming the shares for cash or for the Company’s common stock at a value equivalent to the Formulaic Price. The second category primarily represents shares of Primerica Health beneficially owned by e-TeleQuote’s management, other than the founder, which were exchanged for equity originally obtained through share-based compensation arrangements. These shares are impacted by the beneficial owner’s continuing employment with e-TeleQuote post acquisition. The second category is recognized as liability-classified stock-based compensation (“Liability-classified Equity Shares”) subject to the provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).

Redeemable Noncontrolling Interest. As of the acquisition date, the Redeemable NCI was recognized at fair value and significant inputs to the Formulaic Price included peer company forward-looking earnings multiples and Primerica Health’s forecasted Adjusted EBITDA. Subsequent to the acquisition date, the Redeemable NCI is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the Formulaic Price or its carrying amount, which is adjusted for net income (loss) attributable to the Redeemable NCI. Adjustments to the carrying amount of the Redeemable NCI resulting from changes in the Formulaic Price are recorded through retained earnings in the accompanying consolidated balance sheets. Refer to Note 20 (Acquisition) for Redeemable NCI recognized as part of the acquisition of e-TeleQuote.

Share-based Transactions. Liability-classified Equity Shares represent shares in Primerica Health obtained by e-TeleQuote’s management pursuant to share-based compensation arrangements. Such shares include exchanges of restricted stock awards granted to e-TeleQuote’s management prior to the acquisition by the Company. Liability-classified Equity Shares are recognized at fair value and significant inputs to the Formulaic Price used to estimate fair value include peer company forward-looking earnings multiples and Primerica Health’s forecasted Adjusted EBITDA. A small portion of the Liability-classified Equity Shares vested as a result of the acquisition and are recognized as compensation expense separate from the purchase consideration transferred on the acquisition date. Subsequent to the acquisition date, the fair value of the Liability-classified Equity Shares will be remeasured as of the balance sheet date with an adjustment to the compensation expense recognized through earnings.

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

Commissions and Fees – Senior Health. As a result of the acquisition of e-TeleQuote, the Company distributes Medicare-related insurance policies offered by third-party health insurance carriers to eligible Medicare participants. e-TeleQuote receives initial commissions from health insurance carriers, who are considered its customers, for enrollments in policies it has distributed as well as ongoing renewal commissions that coincide with the period an eligible Medicare participant remains enrolled in a policy after the first policy effective date (collectively, “Lifetime value of commissions” or “LTV”). Revenue is recognized at the point in time e-TeleQuote’s single performance obligation to health insurance carriers is satisfied, which is generally on the date the policy application is approved by the health insurance carrier. The expected commissions represent variable consideration that will not be resolved until after the performance obligation has been satisfied. The Company estimates variable consideration in the transaction price for policies it has distributed as the expected amount of initial and renewal commissions to be received over the life of the enrolled policy. Variable consideration is estimated by using a portfolio approach to policies grouped together by health insurance carrier, Medicare product type, and policy effective date (referred to as a “cohort”). This approach to estimating the initial and renewal commissions expected to be collected involves the evaluation of various factors, including but not limited to, contracted commission rates, disenrollment experience and renewal persistency rates. Upon development of the estimate of expected renewal commissions using the portfolio approach, management applies a constraint so that it is probable that a subsequent change in estimate will not result in a significant revenue reversal. Management judgment is required to determine the inputs to these estimates and the inputs are established primarily based on historical activity. There could be situations where new facts or circumstances, that were not available at the time of the initial estimate, may indicate that the expected renewal commissions are higher or lower than our renewal commissions receivable. In those situations, the expected renewal commissions receivable will be written down or up to its revised expected value by adjustments to revenue, which we refer to as tail revenue adjustments. Refer to Note 18 (Revenue with Contracts with Customers) for detail related to commissions and fees revenues recognized by e-TeleQuote.

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

New Accounting Principles. In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  We adopted the amendments in Topic 740 as of January 1, 2021, but concluded there was no impact on our consolidated financial statements.

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

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality, disability, and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The guidance in ASU 2018-12 will be applied to the earliest period presented in the consolidated financial statements beginning on the effective date, which is January 1, 2023. The adoption of ASU 2018-12 will have an impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls.  We are currently working on processes that will allow us to obtain the requisite data, modify our valuation system, and develop key assumptions that will be necessary to evaluate and implement this standard. As such, we are unable to determine the magnitude of the impact ASU 2018-12 will have on our consolidated financial statements at this time. We anticipate that we will recognize a significant decrease in accumulated other comprehensive income on the adoption date to reflect the impact of current interest rates in future policy benefits presented in accordance with ASU 2018-12.

Recently-issued accounting guidance not discussed above is not applicable, is immaterial to our consolidated financial statements, or did not or is not expected to have a material impact on our business.

(2) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$7,033	$7,343	$15,299
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$7,033	$7,343	$15,299
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(78,348)	$78,533	$91,160
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(17,038)	17,033	19,427
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(61,310)	61,500	71,733

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(3,849)	2,614	253
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(808)	549	53
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(3,041)	2,065	200
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(64,351)	$63,565	$71,933

(3) Segment and Geographical Information

Segments. We have three primary operating segments — Term Life Insurance, Investment and Savings Products and (as of July 1, 2021) Senior Health. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes retail and managed mutual funds and annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. In the United States, we distribute mutual fund and annuity products of several third-party companies. We also earn fees for transfer agent recordkeeping functions and non-bank custodial services that we provide for certain mutual funds products we distribute. In Canada, we offer a Primerica-branded fund-of-funds mutual fund product, as well as mutual funds of well-known mutual fund companies. The Senior Health segment consists of the distribution of Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through e-TeleQuote’s licensed health insurance agents.

We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to several discontinued lines of insurance other than our core term life insurance products and the distribution of various other financial products generally underwritten or offered by third-party providers. All of the Company’s net investment income, except for the portion allocated to the Term Life Insurance segment that represents the assumed interest accreted to its U.S. GAAP-measured future policy benefit reserve liability less DAC, is attributed to the Corporate and Other Distributed Products segment. In addition, interest expense incurred by the Company as well as gains and losses on our invested asset portfolio are entirely attributed to the Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Revenues:
Term life insurance segment	$1,575,686	$1,382,770	$1,227,231
Investment and savings products segment	941,847	718,867	691,608
Senior health segment	60,440	N/A	N/A
Corporate and other distributed products segment	131,759	115,904	133,665
Total revenues	$2,709,732	$2,217,541	$2,052,504

Net investment income:
Term life insurance segment	$36,486	$27,030	$19,922
Investment and savings products segment	-	-	-
Senior health segment	-	N/A	N/A
Corporate and other distributed products segment	44,102	56,784	74,151
Total net investment income	$80,588	$83,814	$94,073

Amortization of DAC:
Term life insurance segment	$241,451	$216,208	$248,711
Investment and savings products segment	8,668	7,055	4,549
Senior health segment	-	N/A	N/A
Corporate and other distributed products segment	1,060	1,058	1,292
Total amortization of DAC	$251,179	$224,321	$254,552

Non-cash share-based compensation expense:
Term life insurance segment	$4,153	$3,612	$3,605
Investment and savings products segment	3,206	3,045	3,440
Senior health segment	-	N/A	N/A
Corporate and other distributed products segment	9,483	12,370	10,475
Total non-cash share-based compensation expense	$16,842	$19,027	$17,520

Income (loss) before income taxes:
Term life insurance segment	$414,619	$372,551	$320,093
Investment and savings products segment	274,585	202,644	191,812
Senior health segment	(85,050)	N/A	N/A
Corporate and other distributed products segment	(92,983)	(68,465)	(34,794)
Total income before income taxes	$511,171	$506,730	$477,111

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance, Investment and Savings Products, and Senior Health segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment using methods expected to reasonably measure the benefit received by each reporting segment. Such methods include time studies, recorded usage, revenue distribution, and sales force representative distribution. These allocated items include fees charged for access to Primerica Online (“POL”) and costs incurred for technology, sales force support, occupancy and other general and administrative costs. Costs that are not directly charged or allocated to our three primary operating segments are included in our Corporate and Other Distributed Products segment.

Total assets by segment were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Assets:
Term life insurance segment	$7,274,820	$6,985,086	$6,546,129
Investment and savings products segment (1)	2,920,271	2,769,445	2,598,493
Senior health segment	528,974	N/A	N/A
Corporate and other distributed products segment	5,399,158	5,150,754	4,543,909
Total assets	$16,123,223	$14,905,285	$13,688,531

(1)

The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $120.3 million, $110.0 million, and $112.8 million as of December 31, 2021, 2020, and 2019, respectively.

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

Geographical Information. Results of operations by country and long-lived assets — primarily tangible assets reported in other assets in our consolidated balance sheets —were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Revenues by country:
United States	$2,311,051	$1,895,708	$1,747,609
Canada	398,681	321,833	304,895
Total revenues	$2,709,732	$2,217,541	$2,052,504

	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Long-lived assets by country:
United States	$62,921	$53,281	$41,200
Canada	3,871	4,446	4,916
Other	230	-	-
Total long-lived assets	$67,022	$57,727	$46,116

(4) Investments

AFS Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of AFS fixed-maturity securities were as follows:

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$32,292	$187	$(79)	$32,400
Foreign government	147,288	6,283	(595)	152,976
States and political subdivisions	147,455	6,326	(254)	153,527
Corporates	1,649,334	72,418	(8,068)	1,713,684
Residential mortgage-backed securities	373,753	5,108	(3,230)	375,631
Commercial mortgage-backed securities	142,631	3,314	(420)	145,525
Other asset-backed securities	128,635	1,409	(1,220)	128,824
Total fixed-maturity securities	$2,621,388	$95,045	$(13,866)	$2,702,567
Short-term investments	85,246	1	(4)	85,243
Total fixed-maturity and short-term investments	$2,706,634	$95,046	$(13,870)	$2,787,810

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,747	$400	$(3)	$10,144
Foreign government	169,967	13,324	(39)	183,252
States and political subdivisions	161,058	9,632	(1)	170,689
Corporates	1,506,549	124,164	(2,545)	1,628,168
Residential mortgage-backed securities	261,376	11,419	(54)	272,741
Commercial mortgage-backed securities	107,020	5,901	(56)	112,865
Other asset-backed securities	85,521	1,816	(585)	86,752
Total fixed-maturity securities	$2,301,238	$166,656	$(3,283)	$2,464,611

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of December 31, 2021 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$245,467	$249,709
Due after one year through five years	774,010	808,852
Due after five years through 10 years	705,936	728,380
Due after 10 years	250,956	265,646
	1,976,369	2,052,587
Mortgage- and asset-backed securities	645,019	649,980
Total AFS fixed-maturity securities	$2,621,388	$2,702,567

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The costs and fair values of the fixed-maturity securities classified as trading securities were as follows:

	December 31, 2021		December 31, 2020
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$24,769	$24,355	$16,359	$16,300

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of December 31, 2021, the LLC Note had an estimated unrealized holding gain of $172.0 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 5 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 10 (Debt) for more information on the Surplus Note.

As of December 31, 2021, no credit losses have been recognized on the LLC Note held-to-maturity security.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.6 million and $7.7 million as of December 31, 2021 and 2020, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $94.5 million and $72.2 million as of December 31, 2021 and 2020, respectively.

Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Fixed-maturity securities (available-for-sale)	$80,362	$82,805	$81,828
Fixed-maturity security (held-to-maturity)	62,207	57,473	48,325
Equity securities	1,632	1,751	1,845
Policy loans and other invested assets	1,019	1,244	1,069
Cash, cash equivalents and short-term investments	456	1,202	4,758
Total return on deposit asset underlying 10% coinsurance agreement(1)	1,875	4,253	13,429
Gross investment income	147,551	148,728	151,254
Investment expenses	(4,756)	(7,441)	(8,856)
Investment income net of investment expenses	142,795	141,287	142,398
Interest expense on surplus note	(62,207)	(57,473)	(48,325)
Net investment income	$80,588	$83,814	$94,073

(1)

Includes $(2.5) million, $2.0 million, and $5.4 million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the year ended December 31, 2021, 2020, and 2019, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains  (losses) were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale fixed maturity securities	$7,060	$2,595	$1,373
Gross gains from sales of equity securities	-	12	-
Gross losses from sales of available-for-sale fixed maturity securities	(2,395)	(955)	(293)
Gross losses from sales of equity securities	-	(293)	(254)
Net realized investment gains (losses):	4,665	1,359	826
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	(816)	(4,254)	(1,333)
Market gains (losses) recognized in net income during the period on equity securities	2,362	(2,154)	5,461
Gains (losses) from bifurcated options	(57)	57	-
Gains (losses) on trading securities	(282)	(4)	11
Other investment gains (losses):	1,207	(6,355)	4,139
Investment gains (losses)	$5,872	$(4,996)	$4,965

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Proceeds from sales or other redemptions	$676,153	$496,907	$454,421

Accrued Interest.  Accrued interest is recorded in accordance with the original interest schedule of the underlying security.  In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for

Available-for-sale Fixed-maturity Securities. The following tables summarizes all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2021, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2021
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$24,928	$(45)	$1,557	$(34)
Foreign government	18,894	(384)	3,335	(211)
States and political subdivisions	15,909	(254)	-	-
Corporates	341,963	(5,035)	59,414	(3,033)
Residential mortgage-backed securities	234,911	(3,131)	2,707	(99)
Commercial mortgage-backed securities	47,220	(419)	117	(1)
Other asset-backed securities	80,509	(1,037)	3,779	(183)
Total fixed-maturity securities	764,334	(10,305)	70,909	(3,561)
Short-term investments:
U.S. government and agencies	34,967	*	-	-
Foreign government	4,995	*	-	-
States and political subdivisions	11,394	(1)	-	-
Corporates	23,891	(3)	-	-
Total Short Term Bonds	75,247	(4)	-	-
Total fixed-maturity and Short Term securities	$839,581	$(10,309)	$70,909	$(3,561)

*   Less than $1 thousand.

	December 31, 2020
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,619	$(3)	$-	$-
Foreign government	4,034	(39)	-	-
States and political subdivisions	449	(1)	-	-
Corporates	68,057	(1,628)	11,964	(917)
Residential mortgage-backed securities	1,672	(35)	862	(19)
Commercial mortgage-backed securities	10,200	(50)	2,168	(6)
Other asset-backed securities	11,988	(536)	3,150	(49)
Total fixed-maturity securities	$98,019	$(2,292)	$18,144	$(991)

The amortized cost of AFS securities with a cost basis in excess of their fair values were $924.4 million and $119.4 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, we did not recognize credit losses in the consolidated statements of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments.  For those investments that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

For the year ended December 31, 2021 and 2020, we recorded a total of $0.8 million and $4.3 million, respectively, for credit (gains) losses in the consolidated statements of income on available-for-sales securities. Of these credit (gains) losses, there were no adjustments made to the amortized cost basis for the year ended December 31, 2021. For the year ended December 31, 2020, approximately $3.8 million of the credit losses were recorded as an adjustment to amortized costs due to our intent to sell securities of specific issuers that operate in distressed industry sectors.  We recognized credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on available-for-sale securities for the year ended December 31, 2021 and 2020 were as follows:

	2021	2020
	(In thousands)
Allowance for credit losses, beginning of period	$-	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	821	525
Additional increases (or decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(5)	$(51)
Write-offs charged against the allowance, if any	-	(474)
Allowance for credit losses, end of period	$816	$-

Other-than-temporary Impairment (“OTTI”) for Available-for-sale Fixed Maturity Securities. For the year ended December 31, 2019, which preceded the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”), we conducted a review each quarter to identify and evaluate impaired investments that had indications of possible OTTI. An investment in a debt security was impaired if its fair value fell below its cost. Factors considered in determining whether an impairment was temporary included the length of time and extent to which fair value was below cost, the financial condition and near-term prospects for the issue, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, which may have been maturity.

For the year ended December 31, 2019, the Company recognized OTTI of $1.3 million in earnings on AFS securities

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of December 31, 2021 and 2020. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

•

Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate and yield curves, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: cash equivalents and short-term investments in U.S. treasury securities; certain public and private corporate fixed-maturity and equity securities; government or agency securities; and certain mortgage- and asset-backed securities; and

•

Level 3. Valuations derived from valuation techniques in which one or more significant inputs are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category primarily include less liquid mortgage- and asset-backed securities and equity securities.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$32,400	$-	$32,400
Foreign government	-	152,976	-	152,976
States and political subdivisions	-	153,527	-	153,527
Corporates	5,898	1,707,786	-	1,713,684
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	375,604	27	375,631
Commercial mortgage-backed securities	-	145,525	-	145,525
Other asset-backed securities	-	128,824	-	128,824
Total available-for-sale fixed-maturity securities	5,898	2,696,642	27	2,702,567
Short Term Investments	-	85,243	-	85,243
Total available-for-sale securities	5,898	2,781,885	27	2,787,810
Equity securities	37,912	1,070	3,569	42,551
Trading securities	-	24,355	-	24,355
Cash and cash equivalents	351,508	40,993	-	392,501
Separate accounts	-	2,799,992	-	2,799,992
Total fair value assets	$395,318	$5,648,295	$3,596	$6,047,209
Fair value liabilities:
Separate accounts	$-	$2,799,992	$-	$2,799,992
Total fair value liabilities	$-	$2,799,992	$-	$2,799,992

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,144	$-	$10,144
Foreign government	-	183,252	-	183,252
States and political subdivisions	-	170,689	-	170,689
Corporates	6,074	1,622,094	-	1,628,168
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	272,714	27	272,741
Commercial mortgage-backed securities	-	112,865	-	112,865
Other asset-backed securities	-	86,752	-	86,752
Total available-for-sale securities	6,074	2,458,510	27	2,464,611
Equity securities	34,910	1,093	2,020	38,023
Trading securities	-	16,300	-	16,300
Cash and cash equivalents	285,074	262,495	-	547,569
Separate accounts	-	2,659,520	-	2,659,520
Total fair value assets	$326,058	$5,397,918	$2,047	$5,726,023
Fair value liabilities:
Separate accounts	$-	$2,659,520	$-	$2,659,520
Total fair value liabilities	$-	$2,659,520	$-	$2,659,520

In estimating fair value of our investments, we use a third-party pricing service for approximately 99% of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating), liquidity and yield based on quality rating, average life and U.S. Treasury yields. All observable data inputs are corroborated by independent third-party data. We also corroborate pricing information provided by our third-party pricing service by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and or independently developed pricing methodologies.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2021	2020
	(In thousands)
Level 3 assets, beginning of period	$2,047	$585
Net unrealized gains (losses) included in other comprehensive income	-	3
Realized gains (losses) and accretion (amortization) recognized in earnings	(493)	39
Purchases	2,067	2,975
Sales	-	-
Settlements	(25)	(1,555)
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Level 3 assets, end of period	$3,596	$2,047

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the years ended December 31, 2021 and 2020.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2021		December 31, 2020
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,702,567	$2,702,567	$2,464,611	$2,464,611
Fixed-maturity security (held-to-maturity) (3)	1,379,100	1,551,113	1,346,350	1,606,208
Short-term investments (available-for-sale)	85,243	85,243	-	-
Equity securities	42,551	42,551	38,023	38,023
Trading securities	24,355	24,355	16,300	16,300
Policy loans (3)	30,612	30,612	30,199	30,199
Deposit asset underlying 10% coinsurance agreement (3)	231,368	231,368	236,865	236,865
Separate accounts	2,799,992	2,799,992	2,659,520	2,659,520
Liabilities:
Notes payable - Long term (1) (2)	592,102	605,667	374,415	399,377
Surplus note (1) (3)	1,378,585	1,545,854	1,345,772	1,596,599
Separate accounts	2,799,992	2,799,992	2,659,520	2,659,520

(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as level 2 fair value measurement.
(3)	Classified as level 3 fair value measurement.

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

The carrying amounts for cash and cash equivalents, trade receivables, accrued investment income, accounts payable, notes payable – short term, cash collateral and payables for security transactions approximate their fair values due to the short-term nature of these instruments. Consequently, such financial instruments are not included in the above table.

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

Reinsurance recoverables represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in reinsurance recoverables that we paid and which are recoverable from those reinsurers were $26.0 million and $24.3 million as of December 31, 2021 and 2020, respectively. Benefits and claims ceded to reinsurers for 2021, 2020, and 2019 were $2,017.0 million, $1,653.6 million, and $1,311.3 million, respectively.

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

In the 10% Coinsurance Agreement, we ceded to Prime Reinsurance Company (“Prime Re”), an affiliate of Citigroup, 10% of our U.S. (except New York) term life insurance business in force at year-end 2009 subject to an experience refund provision. As the 10% Coinsurance Agreement includes an experience refund provision, it does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the economic reserves. The deposit asset held in support of this agreement was $231.4 million and $236.9 million at December 31, 2021 and 2020, respectively. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on the deposit asset is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. The finance charge on the statutory reserves in excess of economic reserves funded by Prime Re in support of the 10% Coinsurance Agreement is 0.5% per annum and is reflected in interest expense in our consolidated statements of income.

The following table represents the Company’s in-force life insurance as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Direct life insurance in-force	$905,819,671	$861,392,223
Amounts ceded to other companies	(777,826,233)	(742,356,917)
Net life insurance in-force	$127,993,438	$119,035,306
Percentage of reinsured life insurance in-force	86%	86%

Reinsurance recoverables includes ceded reserve balances and ceded claim liabilities. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	December 31, 2021		December 31, 2020
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,567,602	NR	$2,654,698	NR
SCOR Global Life Reinsurance Companies (3)	426,634	A+	395,804	A+
Munich Re of Malta (2) (5)	278,591	NR	285,350	NR
Swiss Re Life & Health America Inc. (4)	259,239	A+	251,409	A+
American Health and Life Insurance Company (2)	157,837	B++	163,082	B++
Munich American Reassurance Company	142,705	A+	137,312	A+
Korean Reinsurance Company	134,048	A	123,568	A
RGA Reinsurance Company	140,953	A+	125,492	A+
Hannover Life Reassurance Company	49,749	A+	41,201	A+
TOA Reinsurance Company	38,909	A	34,212	A
All other reinsurers	75,094	-	68,920	-
Allowance for credit losses	(2,942)		(7,144)
Reinsurance recoverables	$4,268,419		$4,273,904

NR – not rated

(1)	Pecan Re Inc. (“Pecan Re”) is a wholly owned subsidiary of Swiss Re Life & Health America Inc. (“Swiss Re”).
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

The rollforward of the allowance for credit losses (“ACL”) on reinsurance recoverables for the year ended December 31, 2021 and 2020 were as follows:

	Year ended December 31,
	2021	2020
	(In thousands)
Balance, beginning of period (1)	$7,144	$3,917
Current period provision for expected credit losses	502	3,235
Less: Write-offs charged against the ACL, if any	(4,651)	-
Less: Recoveries of expected credit losses previously recorded	(53)	(8)
Balance, at the end of period	$2,942	$7,144

(1)  The beginning balance for the year ended December 31, 2020 reflects the adjustment made to the allowance for credit losses balance for the adoption of ASC 326 on January 1, 2020.

Prior to the adoption of ASC 326, credit losses on reinsurance recoverables were recognized based on an incurred loss model that recognized credit losses if probably and reasonably estimable. For the year ended December 31, 2019, we recognized credit losses of $2.3 million for claims ceded on a closed block of business as a result of one of our reinsurance counterparties being ordered into receivership.

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

The balances and activity in DAC were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
DAC balance, beginning of period	$2,629,644	$2,325,750	$2,133,920
Capitalization	562,999	522,705	433,769
Amortization	(251,179)	(224,321)	(254,552)
Foreign exchange translation and other	2,318	5,510	12,613
DAC balance, end of period	$2,943,782	$2,629,644	$2,325,750

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

We periodically assess the exposure related to these contracts to determine whether any additional liability should be recorded. As of December 31, 2021 and 2020, an additional liability for these contracts was deemed to be unnecessary.

The following table represents the fair value of assets supporting separate accounts by major investment category:

	Year ended December 31,
	2021	2020
	(In thousands)
Fixed-income securities	$1,172,425	$1,212,275
Equity securities	1,534,993	1,362,399
Cash and cash equivalents	92,648	87,046
Due to/from funds	(112)	(2,251)
Other	38	51
Total separate accounts assets	$2,799,992	$2,659,520

(9) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Policy claims and other benefits payable, beginning of period	$519,711	$339,954	$313,862
Less reinsured policy claims and other benefits payable	545,030	388,797	318,653
Net balance, beginning of period	(25,319)	(48,843)	(4,791)
Incurred related to current year	284,719	236,157	186,857
Incurred related to prior years (1)	(216)	(4,033)	(869)
Total incurred	284,503	232,124	185,988
Claims paid related to current year, net of reinsured policy claims received	(345,130)	(268,914)	(244,997)
Reinsured policy claims received related to prior years, net of claims paid	34,128	60,144	14,614
Total paid	(311,002)	(208,770)	(230,383)
Foreign currency translation	61	170	343
Net balance, end of period	(51,757)	(25,319)	(48,843)
Add reinsured policy claims and other benefits payable	637,139	545,030	388,797
Balance, end of period	$585,382	$519,711	$339,954

(1)	Includes the difference between our estimate of claims incurred but not yet reported at year end and the actual incurred claims reported after year end.

See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for details regarding the accounting for policyholder liabilities.

(10) Debt

Notes Payable – Long Term. Notes payable consisted of the following:

	December 31, 2021	December 31, 2020
	(In thousands)
2.80% Senior Notes, due November 19, 2031	$600,000	$-
4.75% Senior Notes, due July 15, 2022	-	375,000
Unamortized issuance discount on notes payable	(2,655)	(107)
Total notes payable	$597,345	$374,893

In July 2012, the Company issued $375.0 million in principal amount of publicly-traded, senior unsecured notes (the “2012 Senior Notes”). The 2012 Senior Notes were issued at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15, with scheduled maturity of July 15, 2022.

On November 19, 2021, the Company issued $600.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued at a price of 99.550% of the principal amount with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19, and are scheduled to mature on November 19, 2031. We used a portion of the net cash proceeds of the Senior Notes issuance to redeem the 2012 Senior Notes in whole at a redemption price equal to 102.32% of the outstanding principal amount and to repay $125.0 million of borrowings under the Company’s revolving credit facility described further below. We recognized a loss on extinguishment of debt in the amount of $8.9 million primarily due to the premium above par paid to bondholders for the accelerated repayment of the 2012 Senior Notes. As of December 31, 2021, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2021.

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

Notes Payable – Short term. On July 1, 2021, as part of the acquisition of e-TeleQuote, Primerica Health issued a $15.0 million unsecured, subordinated note, guaranteed by the Parent Company, to Etelequote Limited’s (“Etelequote Bermuda”) majority shareholder (the “Majority Shareholder Note”). The rate of interest payable is 1.5% per annum. On January 27, 2022, the Company paid $9.0 million in principal on the Majority Shareholder Note. The Company entered into an agreement with the Majority Shareholder to pay $3.4 million on April 1, 2022 and the remaining $2.6 million on July 1, 2022. Due to the short maturity of the Majority Shareholder Note, its fair value approximates its carrying value.

Surplus Note. As of December 31, 2021, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.4 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the maximum scheduled principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note. See Note 4 (Investments) for more information on the LLC Note.

Revolving Credit Facility. On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks.  The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a LIBOR rate loan, or a base rate loan. LIBOR rate loans bear interest at a periodic rate equal to one-, three-, six-, or 12-month LIBOR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month LIBOR plus 1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn.  During 2021, $125.0 million was drawn under the Revolving Credit Facility to fund a portion of the e-TeleQuote acquisition, and was fully repaid with the cash proceeds from the sale of Senior Notes. As of December 31, 2021, we were in compliance with the covenants of the Revolving Credit Facility.  Furthermore, no events of default occurred under the Revolving Credit Facility during the year ended December 31, 2021.

(11) Income Taxes

Income tax expense. Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2021
Federal	$115,657	$(10,589)	$105,068
Foreign	43,687	(13,890)	29,797
State and local	5,440	(1,114)	4,326
Total tax expense	$164,784	$(25,593)	$139,191

Year ended December 31, 2020
Federal	$88,837	$853	$89,690
Foreign	26,749	(547)	26,202
State and local	4,714	(40)	4,674
Total tax expense	$120,300	$266	$120,566

Year ended December 31, 2019
Federal	$76,289	$6,628	$82,917
Foreign	32,239	(7,469)	24,770
State and local	3,033	-	3,033
Total tax expense	$111,561	$(841)	$110,720

Income before income taxes. Income before income taxes by domestic and foreign were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Income before income taxes by domestic and foreign
Domestic	$399,149	$411,751	$390,431
Foreign	112,022	94,979	86,680
Total income before income taxes	$511,171	$506,730	$477,111

Effective tax rate reconciliation. Total income tax expense is different from the amount determined by multiplying income before income taxes by the U.S. statutory federal tax rate of 21% for the years ended December 31, 2021 and 2020 and 2019. The reconciliation for such difference follows:

	Year ended December 31,
	2021		2020		2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$107,346	21.0%	$106,413	21.0%	$100,193	21.0%
Goodwill impairment loss	15,960	3.1%	-	0.0%	-	0.0%
Difference between foreign statutory rate and U.S. statutory rate	5,871	1.1%	5,075	1.0%	4,898	1.0%
Other	10,014	2.0%	9,078	1.8%	5,629	1.2%
Total tax expense / effective rate	$139,191	27.2%	$120,566	23.8%	$110,720	23.2%

Deferred tax assets and liabilities. The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Future policy benefit reserves and unpaid policy claims	$353,677	$285,926
Net operating loss and interest carryforwards	36,343	-
Future deductible liabilities	20,883	18,933
Foreign tax credits	46,455	46,455
Other	27,610	35,320
Total deferred tax assets before valuation allowance	484,968	386,634
Valuation allowance	(46,542)	(46,455)
Total deferred tax assets after valuation allowance	$438,426	$340,179

Deferred tax liabilities:
Deferred policy acquisition costs	(383,163)	(352,312)
Renewal commissions receivable	(60,782)	(2,584)
Intangibles	(50,310)	(7,937)
Investments	(17,952)	(32,316)
Reinsurance deposit asset	(48,587)	(49,742)
Other	(21,833)	(28,481)
Total deferred tax liabilities	(582,627)	(473,372)
Net deferred tax liabilities	$(144,201)	$(133,193)

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

The Company has federal net operating losses and interest carryforwards resulting in a deferred tax asset of $20.9 million as of December 31, 2021. The net operating losses and interest carryforwards were obtained through the acquisition of e-TeleQuote on July 1, 2021. As part of accounting for the business combination, the Company performed an analysis under Section 382 of the Internal Revenue Code, which limits the utilization of net operating losses and interest carryforwards following a change in control event. After considering the Section 382 limit and projected future taxable income, the Company determined that it would be able to fully utilize the net operating losses and interest carryforwards acquired from e-TeleQuote.  The net operating losses and interest carryforwards as of December 31, 2021 have an indefinite life. The Company has state net operating losses resulting in a net deferred tax asset of $15.5 million, of which approximately half are available for use through 2037 and approximately half with an indefinite life. The Company has no other material net operating loss or credit carryforwards other than foreign tax credit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. As of December 31, 2021, management identified excess foreign tax credits of approximately $46.5 million that could not be used to offset the mandatory deemed repatriation of foreign earnings tax stipulated by the Tax Cuts and Jobs Act of 2017 and believes it will not be able to utilize these foreign tax credits in the future. Therefore, the Company established a deferred tax asset for these foreign tax credits with a corresponding full valuation allowance. These foreign tax credits are available for use through 2027 with some beginning to expire in 2022. With the exception of these foreign tax credits, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Therefore, there were no other significant deferred tax asset valuation allowances as of December 31, 2021 or 2020.

Controlled foreign corporations. The Company has direct ownership of a group of controlled foreign corporations. The tax effects of controlled foreign corporations other than in Canada were not material. We have not made a permanent reinvestment assertion for any unremitted earnings in Canada; therefore, we have recorded a deferred tax liability to account for Canadian withholding taxes that will occur upon repatriation of such earnings and we continue to record deferred tax liabilities to account for Canadian withholding taxes as earnings are recognized.

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

Unrecognized tax benefits. The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $17.9 million and $16.0 million as of December 31, 2021 and 2020, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. The total amount of accrued interest and penalties in the consolidated balance sheets was $3.1 million and $2.8 million as of December 31, 2021 and 2020, respectively. Additionally, we recognized less than $0.3 million of interest expense related to unrecognized tax benefits in the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019.

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
	(In thousands)
Unrecognized tax benefits, beginning of period	$17,104	$15,805
Change in prior period unrecognized tax benefits	(103)	40
Change in current period unrecognized tax benefits	3,777	3,296
Reductions as a result of a lapse in statute of limitations	(1,554)	(2,037)
Unrecognized tax benefits, end of period	$19,224	$17,104

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

(12) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Common stock, beginning of period	39,306	41,207	42,694
Shares issued for stock options exercised	10	-	4
Shares of common stock issued upon lapse of RSUs	225	335	438
Common stock retired	(173)	(2,236)	(1,929)
Common stock, end of period	39,368	39,306	41,207

The above reconciliation excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of December 31, 2021, we had a total of 277,320 RSUs and 73,062 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreement; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 14 (Share Based Transactions) for a discussion of the PSU award structure.

On November 17, 2021 our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through December 31, 2022 (the “share repurchase program”), which replaced the prior share repurchase program. Under the share repurchase program, we repurchased 124,233 shares of our common stock in the open market for an aggregate purchase price of $18.8 million through December 31, 2021.  Approximately $256.2 million remains available for repurchases of our outstanding common stock under the share repurchase program as of December 31, 2021. On February 14, 2022, our Board of Directors authorized an increase of $50.0 million to the share repurchase program authorized on November 17, 2021. The revised program authorizes share repurchases for up to $325.0 of our outstanding common stock through December 31, 2022.

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

The calculation of basic and diluted EPS was as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income attributable to Primerica, Inc.	$373,357	$386,164	$366,391
Income attributable to unvested participating securities	(1,533)	(1,671)	(1,654)
Net income used in calculating basic EPS	$371,824	$384,493	$364,737
Denominator:
Weighted-average vested shares	39,530	40,065	42,181
Basic EPS	$9.41	$9.60	$8.65

Diluted EPS:
Numerator:
Net income attributable to Primerica, Inc.	$373,357	$386,164	$366,391
Income attributable to unvested participating securities	(1,529)	(1,667)	(1,650)
Net income used in calculating diluted EPS	$371,828	$384,497	$364,741
Denominator:
Weighted-average vested shares	39,530	40,065	42,181
Dilutive effect of incremental shares to be issued for contingently-issuable shares	122	120	133
Weighted-average shares used in calculating diluted EPS	39,652	40,185	42,314
Diluted EPS	$9.38	$9.57	$8.62

(14) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“2010 OIP”), which expired in 2020 in accordance with its terms and under which no future awards will be made, and the Primerica, Inc. 2020 Omnibus Incentive Plan (the “2020 OIP”, and together with the 2010 OIP, the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who served on our Board of Directors, and sales force leaders. As of December 31, 2021, we had 1.7 million shares available for future grants under the 2020 OIP.

Employee and Director Share-Based Compensation. As of December 31, 2021, the Company had outstanding RSUs, PSUs, and stock options issued to our management (officers and other key employees), as well as RSUs issued to our directors, under the OIP.

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
•

In addition, certain directors elected to defer their cash and/or equity retainers into deferred RSUs, which vest immediately (for cash deferrals) or, if applicable, on the dates the RSUs would have vested.

All of our outstanding employee and director RSU awards are eligible for dividend equivalents regardless of vesting status.

We recognized expense and tax benefit offsets as follows for employee and director RSU share-based compensation:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Total equity awards expense recognized	$11,779	$11,218	$10,557
Tax benefit associated with total employee and director share-based compensation	1,638	1,455	1,434

The following table summarizes employee and director RSU activity during the years ended December 31, 2021, 2020, and 2019.

	Shares		Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee and director RSUs, December 31, 2018	232		$78.22
Granted	93		123.04
Forfeited	-	(1)	104.38
Vested	(145)		70.53
Unvested employee and director RSUs, December 31, 2019	180		107.59
Granted	94		119.03
Forfeited	-	(1)	121.42
Vested	(108)		101.75
Unvested employee and director RSUs, December 31, 2020	166		117.87
Granted	84		144.95
Forfeited	(4)		147.23
Vested	(93)		116.55
Unvested employee and director RSUs, December 31, 2021	153		132.85

(1)	Less than 1,000 shares

As of December 31, 2021, total compensation cost not yet recognized in our consolidated financial statements related to employee and director RSU awards with time-based vesting conditions yet to be reached was $4.1 million, and the weighted-average period over which cost will be recognized was 0.8 years.

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

In connection with our granting of PSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Total employee PSU award expense	$3,494	$4,179	$3,516
Tax benefit associated with total employee PSU award expense	-	-	-

The following table summarizes PSU activity during the years ended December 31, 2021, 2020, and 2019.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee PSUs, December 31, 2018	85	$79.34
Granted	25	122.62
Forfeited	-	-
Performance Adjustment	4	41.88
Vested	(23)	41.88
Unvested employee PSUs, December 31, 2019(1)	91	98.79
Granted	26	121.42
Forfeited	-	-
Performance Adjustment	5	80.45
Vested	(41)	80.45
Unvested employee PSUs, December 31, 2020(1)	81	113.99
Granted	22	143.04
Forfeited	-	-
Performance Adjustment	3	100.55
Vested	(33)	100.55
Unvested employee PSUs, December 31, 2021 (1)	73	128.30

(1)

The 2019 PSU awards outstanding are based on target. Based on the actual performance achieved during the three-year performance period ended December 31, 2021, recipients will receive an aggregate of 27,953 shares of common stock on the vesting date of March 1, 2022. The 2020 PSU awards outstanding are based on target.  Depending upon the performance achieved during the performance period, recipients may receive between 0 and 38,601 shares of common stock. The 2021 PSU awards outstanding are based on target. Depending upon the performance achieved during the performance period, recipients may receive between 0 and 32,768 shares of common stock.

As of December 31, 2021 total unrecognized compensation related PSU awards was $0.5 million, and the weighted-average period over which cost was 0.4 years.

Stock Options. From 2013 to 2016, the Company issued stock options to certain of its executive officers under the OIP as part of their annual equity compensation. Stock options were granted with an exercise price equal to the fair market value of our common stock on the grant date, and they expire 10 years from the date of grant. These options had time-based restrictions with equal and annual graded vesting over a three-year period and are all fully vested. Upon retirement, employees have the lesser of three years or the remaining option term to exercise any vested options. We did not issue any stock options in 2021, 2020 or 2019.

Compensation expense and related tax benefits recognized for stock option awards were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Expense recognized for stock option awards	$-	$-	$6
Tax benefit recognized for stock option awards	-	-	-

The following table summarizes activity related to stock options outstanding and exercisable during the years ended December 31, 2021, 2020, and 2019:

	Outstanding		Exercisable
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
Outstanding at December 31, 2018	74	$44.07	44	$45.55
Granted	-	-
Exercised	(4)	41.20
Outstanding at December 31, 2019	70	44.23	70	44.23
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2020	70	44.23	70	44.23
Granted	-	-
Exercised	(10)	41.88
Outstanding at December 31, 2021	60	44.62	60	44.62

Range of granted option exercise prices outstanding at December 31, 2021

$41.20 (average term remaining - 2.1 years)	3	$41.20	3	$41.20
$53.50 (average term remaining - 3.2 years)	14	53.50	14	53.50
$41.88 (average term remaining - 4.2 years)	42	41.88	52	41.88

The aggregate intrinsic value represents the difference between the exercise price of our stock options and the quoted closing price of our common stock. The aggregate intrinsic value of exercisable stock options was $6.5 million as of December 31, 2021, which represents the aggregate intrinsic value of stock options outstanding.

The intrinsic value, tax benefit realized and value of shares withheld related to option exercise activity are summarized as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Intrinsic value of options exercised	$1,156	$-	$369
Tax benefit realized from the options exercised	-	-	-
Value of issued shares withheld to satisfy option exercise price	419	-	161

As of December 31, 2021, there was no unrecognized compensation cost related to outstanding options.

Liability-Classified Equity Shares. We recognize equity award expense for shares in Primerica Health that were exchanged as part of the acquisition of e-TeleQuote. During the year ended December 31, 2021, we recognized a net decrease in equity awards expense of approximately $1.7 million, primarily related to the mark to fair value for Liability-classified Equity Shares. Refer to Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for further explanation on the Liability-classified Equity Shares.

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

The following table summarizes non-employee RSU activity during the years ended December 31, 2021, 2020, and 2019.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2018	34	$97.71
Granted	105	124.51
Vested	(115)	115.01
Unvested non-employee RSUs, December 31, 2019	24	132.68
Granted	128	106.65
Vested	(126)	105.71
Unvested non-employee RSUs, December 31, 2020	26	134.75
Granted	99	150.72
Vested	(94)	145.03
Unvested non-employee RSUs, December 31, 2021	31	154.59

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

Details on the granting and valuation of these awards were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Quarterly incentive awards expense recognized currently	$4,036	$3,630	$3,441
Quarterly incentive awards expense deferred	10,807	10,071	9,663
Tax benefit associated with incentive awards	2,904	2,692	2,465

As of December 31, 2021, all agent equity awards were fully vested.

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

Primerica Life’s statutory capital and surplus as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Statutory capital and surplus	$779,620	$650,114

Primerica Life’s statutory net gain from operations was $257.3 million, $395.4 million, and $508.6 million for 2021, 2020 and 2019, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2021. During 2021, Primerica Life paid ordinary dividends of $30.0 million to the Parent Company. As of January 1, 2022, the amount of dividends Primerica Life could pay from statutory unassigned surplus without prior approval of the commissioner of the Tennessee DOCI was $257.3 million, which is prescribed by the amount of statutory unassigned surplus on that date.

Primerica Life’s investment basis in NBLIC, Peach Re, and Vidalia Re reflect their statutory capital and surplus amounts recorded in accordance with statutory accounting practices prescribed or permitted by the NAIC and/or each subsidiary’s state of domicile; New York and Vermont. Peach Re was formed as a special-purpose financial captive insurance company and, with the explicit permission of the Vermont DOI, has included the value of a letter of credit serving as collateral for its policy reserves as an admitted asset in its statutory capital and surplus. This permitted accounting practice was critical to the organization and operational plans of Peach Re and explicitly included in the licensing order issued by the Vermont DOI. The impact of this permitted practice as of December 31, 2021 was $155.4 million on Peach Re’s statutory capital and surplus. As of December 31, 2021, even if Peach Re had not been permitted to include the letter of credit as an admitted asset, Primerica Life would not have been below the minimum statutory capital and surplus level that triggers a regulatory action event. There are no other permitted accounting practices that are not encompassed in prescribed statutory accounting practices.

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

Primerica Life Canada’s capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds internal capital targets. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI’s capital guidelines. As of December 31, 2021 and 2020, Primerica Life Canada’s statutory capital and surplus satisfied regulatory requirements and was $417.7 million and $506.1 million, respectively.

In Canada, dividends can typically be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. Primerica Life Canada’s dividend capacity at January 1, 2022 was estimated to be $12.9 million, which was calculated based on satisfying the Company’s internal capital targets. During 2021, Primerica Life Canada paid extraordinary dividends of $116.4 million and ordinary dividends of $23.9 million to its parent company. The extraordinary dividends were approved by OSFI and ultimately used by the Parent Company to fund a portion of the e-TeleQuote acquisition.

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

Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term expiring on December 31, 2025 (the “LOC”) for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC periodically increased up to a maximum amount of approximately $507.0 million, which was reached in 2014. As of December 31, 2021, the amount outstanding under the LOC was $155.4 million. This amount will continue to decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserve. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities. As of December 31, 2021, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(17) Benefit Plans

We sponsor defined contribution plans for the benefit of our employees. The expense associated with these plans was approximately $10.5 million, $10.0 million, and $8.9 million in 2021, 2020, and 2019, respectively.

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

•	Fees earned for investment advisory and administrative services within our managed investments program;
•	Account-based fees for transfer agent recordkeeping functions and non-bank custodial services;

•	Commissions and fees earned from the distribution of Medicare-related insurance products on behalf of health insurance carriers;
•	Marketing development revenues earned for selling Medicare-related insurance products on behalf of health insurance carriers, which is recorded in Other, net revenue;
•	Fees associated with mortgage distribution and the distribution of other third-party financial products; and
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

The disaggregation of our revenues from contracts with customers were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$48,970	$46,079	$40,848
Total segment revenues from contracts with customers	48,970	46,079	40,848
Revenues from sources other than contracts with customers	1,526,716	1,336,691	1,186,383
Total Term Life Insurance segment revenues	$1,575,686	$1,382,770	$1,227,231

Investment and Savings Products segment revenues:
Commissions and fees:
Sales-based revenues	$401,508	$284,651	$282,887
Asset-based revenues	376,751	282,080	260,451
Account-based revenues	86,939	83,041	80,555
Other, net	12,097	11,271	10,017
Total segment revenues from contracts with customers	877,295	661,043	633,910
Revenues from sources other than contracts with customers (segregated funds)	64,552	57,824	57,698
Total Investment and Savings Products segment revenues	$941,847	$718,867	$691,608

Senior Health segment revenues:
Commissions and fees	$50,903	N/A	N/A
Other, net	9,537	N/A	N/A
Total Senior Health segment revenues	60,440	N/A	N/A

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$62,160	$43,675	$32,213
Other, net	3,971	3,719	4,660
Total segment revenues from contracts with customers	66,131	47,394	36,873
Revenues from sources other than contracts with customers	65,628	68,510	96,792
Total Corporate and Other Distributed Products segment revenues	$131,759	$115,904	$133,665

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

The Company recognizes the expected Lifetime value of commission revenue by applying the use of a portfolio approach to policies grouped together by the health insurance carrier, Medicare product type, and period the policy was approved by the health insurance carrier (referred to as a “cohort”). This approach to estimating the commissions expected to be collected for each cohort involves the evaluation of various factors, including but not limited to, contracted commission rates, disenrollment experience and renewal persistency rates.

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

Marketing Development Revenues. As a result of the acquisition of e-TeleQuote, the Company earns marketing development revenues for selling Medicare-related insurance products on behalf of health insurance carriers, which is recorded in Other, net revenue.

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

Renewal Commissions Receivable. For revenue associated with ongoing renewal commissions in our Senior Health and Corporate and Other Distributed Products segments, we record a renewal commission receivable asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the satisfaction of the performance obligation, less amounts that are constrained in the accompanying consolidated balance sheets.

Activity in the Renewal commissions receivable account was as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Senior Health segment:
Balance, beginning of period	$-	N/A
Contract balances acquired as part of business combination	153,447	N/A
Commissions revenue	37,225	N/A
Less: collections	(13,442)	N/A
Tail revenue adjustment from change in estimate	(4,922)	N/A
Balance, at the end of period	$172,308	N/A

Corporate and Other Distributed Products segment:
Balance, beginning of period	$54,845	$51,701
Commissions revenue	27,618	25,393
Less: collections	(23,020)	(22,249)
Balance, at the end of period	$59,443	$54,845

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(19) Leases

We have operating leases for our executive office operations and other real estate leases of office space and finance leases for certain office equipment. Our leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 2 years, exercisable at the Company’s discretion. Operating lease right-of-use assets and operating lease liabilities are presented separately in our consolidated balance sheets.  As of December 31, 2021 and December 31, 2020, finance lease right-of-use assets of $1.0 million and $0.9 million, respectively, and finance lease liabilities of $1.0 million and $0. 9 million, respectively, were recorded within Other assets and Other liabilities within our consolidated balance sheets. The Company determines its lease liabilities, which are measured at the present value of future lease payments, using the Company’s incremental secured borrowing rate that is commensurate with the term of the underlying lease or the rate implicit in the lease if readily determinable.

The components of lease expense were as follows:

	Year ended December 31,
	2021	2020
	(In thousands)
Operating lease cost
Operating lease cost	$8,620	$7,638
Variable lease cost (includes taxes, common area maintenance and insurance)	980	725
Finance lease cost
Depreciation of finance lease assets	280	280
Interest on lease liabilities	60	56
Total lease cost	$9,940	$8,699

Other information related to leases was as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$8,878	$7,737
Operating cash flows used in finance leases (1)	60	56
Financing cash flows used in finance leases	264	274

(1)	Included in change in other operating assets and liabilities, net in the accompanying consolidated statements of cash flows.

	December 31, 2021	December 31, 2020
	(In thousands)
Weighted Average Remaining Lease Term
Operating leases	6 years	8 years
Finance leases	4 years	4 years

Weighted Average Discount Rate
Operating leases	4.1%	4.5%
Finance leases	6.2%	7.1%

Future minimum lease payments under non-cancellable leases were as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2022	$9,914	$318
2023	9,874	305
2024	9,670	272
2025	8,500	194
2026	8,254	78
Thereafter	15,605	-
Total minimum rental commitments for operating leases	61,817	1,167
Less imputed interest	7,897	121
Total lease liabilities	$53,920	$1,046

(20) Acquisition

On July 1, 2021, the Company acquired an 80% interest, as described in the next paragraph, in the operating subsidiaries of Etelequote  Bermuda, including e-TeleQuote, a Florida corporation that is a senior health insurance distributor of Medicare-related insurance policies in all 50 states and Puerto Rico (the “Acquisition”).

The Company’s subsidiary, Primerica Health, purchased from the shareholders of Etelequote Bermuda (the “selling shareholders”) 100% of the issued and outstanding capital stock of e-TeleQuote and its subsidiaries for consideration of (i) approximately $350 million in cash, (ii) replacement of e-TeleQuote’s debt as of the closing date of $146 million with intercompany funding provided by the Parent Company, (iii) a $15 million Majority Shareholder Note and (iv) common shares of Primerica Health constituting 20% of the total issued and outstanding shares of capital stock of Primerica Health that were issued to Etelequote Bermuda’s minority shareholders, most of which include or are beneficially owned by e-TeleQuote’s management (“Noncontrolling Equity Holders”). The cash consideration provided was subsequently reduced by $3.9 million as a result of the final purchase price agreed upon with the sellers following finalization of the closing statement. Under the terms of the e-TeleQuote Shareholders’ Agreement, the Parent Company will purchase the remaining 20% stake over a period of up to four years through a series of call and put rights. The purchase agreement also contemplates the potential for contingent consideration (the “Earnout”) of up to $50 million to be paid by the Parent Company to the selling shareholders in the form of earnout payments of up to $25 million in each of 2022 and 2023 based on e-TeleQuote achieving a level of earnings as described in the purchase agreement. Selling shareholders who are members of e-TeleQuote’s management must be employed by e-TeleQuote on the dates the Earnout is paid to receive the payment unless terminated by the Company without cause, by the employee for good reason, or due to death or disability. We have not recognized a liability for the Earnout as the acquisition date and December 31, 2021 fair values were estimated to be zero.

The following table presents the preliminary purchase price allocation recorded in the Company’s consolidated balance sheets as of the acquisition date, adjustments made during the measurement period, and the updated preliminary purchase price allocation as of the acquisition date.  The updated preliminary purchase price allocation is still subject to finalization for estimates of the assets acquired and liabilities assumed as of the acquisition date, including but not limited to tangible assets, intangible assets and tax-related items, and the related tax effects of any changes made:

	Preliminary Purchase Price Allocation	Measurement Period Adjustments (1)	Revised Preliminary Purchase Price Allocation
	(In thousands)
Assets:
Cash and cash equivalent	$1,080	$-	$1,080
Accounts receivables	692	(389)	303
Renewal commissions receivable	199,575	(46,128)	153,447
Other assets	15,705	-	15,705
Intangible assets	162,000	(6,000)	156,000
Goodwill	224,180	30,973	255,153
Total assets	603,232	(21,544)	581,688

Liabilities:
Accounts payable and accrued expenses	8,785	(4,195)	4,590
Deferred tax liability	65,425	(13,482)	51,943
Other liabilities	10,046	-	10,046
Total liabilities	84,256	(17,677)	66,579
Net assets acquired	$518,976	$(3,867)	$515,109

Temporary Stockholders' Equity:
Redeemable noncontrolling interests	$8,437	$-	$8,437
Total temporary stockholders' equity	$8,437	$-	$8,437
(1)	The Company also recognized an adjustment during the measurement period to reclassify certain amounts from a payable to a reduction in the renewal commissions receivable.

The Company’s estimate of the purchase consideration was adjusted during the measurement period to reflect the final purchase price agreed upon with the sellers.  The final purchase price reduced the purchase consideration as the Company received a cash reimbursement of $3.9 million, which resulted in a corresponding reduction to goodwill.

Renewal commissions receivable from the acquired business was recognized in accordance ASC 606 as the Company adopted ASU 2021-08 as of the acquisition date. During the measurement period, the Company made an adjustment to renewal commissions receivable as of the acquisition date to conform e-TeleQuote’s accounting under ASC 606 with the Company’s accounting policies under ASC 606.  The adjustment recognized resulted from the Company’s reassessment of the estimates made by e-TeleQuote for the variable consideration expected for approved policies as of the acquisition date. The reassessment of estimates involved the implementation of an enhanced algorithmic model for processing historical policy lapse data and forecasting future policy duration curves.  In addition, the Company revised the estimate for renewal commission rate escalation assumptions in accordance with its accounting policy for determining constraints of variable consideration. As a result, the Company recognized a purchase price allocation adjustment to decrease renewal commissions receivable and deferred tax liability with a corresponding increase to goodwill.

Intangible assets identified in the acquisition of the business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition (transaction date). The primary intangible assets identified were customer relationships with health insurance carriers of $153.0 million with an estimated useful life of 15 years. The Company will amortize the intangible assets acquired on a straight-line basis over their estimated useful lives. During the measurement period, the Company revised long-term growth rates used in the cash flow projections that support the intangibles valuation. As a result, the Company recognized a purchase price allocation adjustment to decrease intangible assets and deferred tax liability with a corresponding increase to goodwill.

Goodwill is calculated as the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed.  The amount of goodwill calculated as of the acquisition date determined by the preliminary purchase price allocation at December 31, 2021 was $255.2 million. As discussed in Note 1, the Company recognized a non-cash goodwill impairment charge of $76.0 at December 31, 2021. The goodwill created in the acquisition is not deductible for tax purposes and there is no impact to income taxes from the goodwill impairment charge recorded. At December 31, 2021, the remaining balance of goodwill recognized by the Company from the acquisition was $179.2 million.

Included in Other liabilities is the portion of the fair value of the Liability-classified Equity Shares not subject to forfeiture, which was estimated to be approximately $3.0 million as of the July 1, 2021 acquisition date and was estimated to be zero at December 31, 2021.

Transaction costs related to the e-TeleQuote acquisition included within Other operating expenses on the consolidated statements of income was $12.9 million for the year ended December 31, 2021.

The following summary represents e-TeleQuote’s actual contributions to revenue and net income for the year ended December 31, 2021:

Year ended December 31, 2021
(in thousands)
Revenue	$60,440
Net income (loss)	(85,954)

The following unaudited pro forma consolidated financial information combines the audited results of the Company for the year ended December 31, 2021 and 2020 and the unaudited results of e-TeleQuote for the year ended December 31, 2021 and 2020, and assumes that the Acquisition, which closed on July 1, 2021, was completed on January 1, 2020 (the first day of fiscal year 2020).  The pro forma consolidated financial information has been calculated after applying adjustments for amortization expense of acquired intangible assets and the consequential tax effect.  These pro forma results have been prepared for comparative purpose only and do not purport to be indicative of the operating results of the Company that would have been achieved had the e-TeleQuote acquisition actually taken place on January 1, 2020. In addition, these results are not intended to project future results and do not reflect events that may occur after December 31, 2021 including, but not limited to, revenue enhancements, cost savings or operating synergies that the Company may achieve as a result of the Acquisition.

	Year ended December 31,
	2021	2020
	(in thousands)
Revenue	$2,774,991	$2,369,811
Net income (loss)	361,783	391,527

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2021 and 2020.

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

Changes in Internal Control Over Financial Reporting

The Company established internal controls related to its goodwill impairment analysis. Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting at e-TeleQuote. SEC guidance allows management to omit an assessment of acquired business’ internal controls over financial reporting from its assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition.  We are in the process of integrating e-TeleQuote within our internal control framework.  Accordingly, management has excluded internal controls related to e-TeleQuote from its assessment.

e-TeleQuote was acquired on July 1, 2021 and is included in our 2021 consolidated financial statements. It represented approximately 1% of total assets as of December 31, 2021 and approximately 2% of total revenue for the year ended December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Primerica, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I, II, III, and IV (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired e-TeleQuote Insurance, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, e-TeleQuote Insurance, Inc.’s internal control over financial reporting associated with total assets of 1% and total revenues of 2% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of e-TeleQuote Insurance, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Atlanta, Georgia

March 1, 2022

ITEM 9B.	OTHER INFORMATION.

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K and as described below, portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2021, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.

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

For a list of executive officers, see “Part I, Item X. Information About Our Executive Officers and Certain Significant Employees” included elsewhere in this report.

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

Except for the information above and the information set forth in “Part I, Item X. Information About Our Executive Officers and Certain Significant Employees”, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Matters to be Voted on — Proposal 1: Election of Directors;
•	Governance — Director Independence;
•	Governance — Environmental, Social, and Governance (“ESG”) Matters – Our Corporate Culture;
•	Board of Directors — Board Members;
•	Board of Directors — Directors Qualifications;
•	Board of Directors — Board Committees;
•	Executive Compensation — Employment Agreements;
•	Audit Matters — Audit Committee Report; and
•	Related Party Transactions.
Item 11.	Executive Compensation.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•	Board of Directors — Board Committees — Compensation Committee;
•	Board of Directors — Director Compensation; and
•	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. 2020 Omnibus Incentive Plan was approved by our stockholders in May 2020. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Second Amended and Restated 2020 Omnibus Incentive Plan	316,847	(1)	$44.62	(2)	1,668,066	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	-		-		1,739,090	(4)
Total	316,847		$44.62		3,407,156
Equity compensation plans not approved by stockholders	n/a		n/a		n/a

(1)

Consists of 183,863 and 59,922 shares to be issued in connection with unvested restricted stock units and outstanding stock options, respectively. Also includes 73,062 of shares to be issued to certain executive officers in connection with outstanding performance stock units if the Company achieves the targeted level of performance specified in the award agreement over a three-year period.  Based on the actual ROAE and EPS growth (if applicable) achieved within the three-year performance period ended December 31, 2021, recipients of the 2019 PSU shares will receive 27,963 shares of common stock versus the targeted 25,483 shares on the vesting date, March 1, 2022. See Note 12 (Stockholders Equity) and Note 14 (Share-Based Transactions) to our consolidated financial statements included elsewhere in this report for more information on the equity awards outstanding.

(2)	Represents the weighted average exercise price of the 59,922 stock options outstanding.
(3)

The number of shares of our common stock available for future issuance is 2,442,102 less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan.

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

(a) 1. FINANCIAL STATEMENTS

Included in Part II, Item 8, of this report:

Primerica, Inc.:

2. FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:

Schedule I — Consolidated Summary of Investments — Other than Investments in Related Parties as of December 31, 2021	122
Schedule II — Condensed Financial Information of Registrant as of December 31, 2021 and 2020, and for each of the years in the three-year period ended December 31, 2021	123
Schedule III — Supplementary Insurance Information as of December 31, 2021 and 2020 and for each of the years in the three-year period ended December 31, 2021	129
Schedule IV — Reinsurance for each of the years in the three-year period ended December 31, 2021	130

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

Exhibit Number	Description	Reference
2.1	Share Purchase Agreement, dated as of April 18, 2021, by and among the Registrant, Primerica Newco, Inc., EteleQuote Limited, the Selling Shareholders named therein, and Fortis Advisors, LLC	Incorporated by reference to Exhibit 2.1 to Primerica’s Current Report on Form 8-K filed April 19, 2021 (Commission File No. 001-34680).
2.2	Amendment to Share Purchase Agreement dated as of June 30, 2021, between the Registrant, Primerica Newco, Inc., EteleQuote Limited, the Selling Shareholders named therein, and Fortis Advisors, LLC	Incorporated by reference to Exhibit 2.2 to Primerica’s Current Report on Form 8-K filed July 1, 2021 (Commission File No. 001-34680)
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34680).
3.2	Second Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 filed February 26, 2020 (Commission File No. 001-34680) .
4.1	Indenture, dated July 16, 2012, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.3	Second Supplemental Indenture, dated as of November 19, 2021, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.4	Form of 2.800% Senior Notes due 2031 (No. R-1)	Incorporated by reference to Exhibit 4.3 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.5	Form of 2.800% Senior Notes due 2031 (No. R-2)	Incorporated by reference to Exhibit 4.4 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.6	Description of Registrant's Securities	Incorporated by reference to Exhibit 4.4 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 filed March 1, 2021 (Commission File No. 001-34680).
10.1	Amended and Restated Credit Agreement , dated as of June 22, 2021between the Registrant, the Lenders referred to therein, and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.1 to Primerica’s Current Report on Form 8-K filed June 24, 2021 (Commission File No. 001-34680).
10.2	Tax Separation Agreement dated as of March 30, 2010 between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001- 34680).
10.3	Amended and Restated 80% Coinsurance Agreement dated March 31, 2016 between Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.4	10% Coinsurance Agreement dated March 31, 2010 between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.5	Amendment No. 1 dated as of October 5, 2015 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.29 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 001-34680).
10.6	Amendment No. 2 dated as of January 25, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.7	Amendment No. 3 dated as of March 31, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.8	Amended and Restated 80% Coinsurance Trust Agreement dated March 31, 2016 among Primerica Life Insurance Company, Pecan Re Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.7 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.9	10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.8 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).

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
10.13	Amended and Restated Capital Maintenance Agreement dated as of March 31, 2016 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.7 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.14	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.11 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.15	Reinsurance Trust Agreement dated November 23, 2020 among National Benefit Life Insurance Company, American Health and Life Insurance Company, and JP Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.15 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 001-34680).
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
10.19	Coinsurance Agreement Novation Amendment dated as of December 15, 2016 among Primerica Life Insurance Company of Canada, Munich Re Life Insurance Company of Vermont and Munich Re of Malta P.L.C.	Incorporated by reference to Exhibit 10.19 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.20	Coinsurance Amending Agreement dated as of January 1, 2018 among Primerica Life Insurance Company of Canada and Munich Re of Malta P.L.C.	Incorporated by reference to Exhibit 10.20 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.21	Monitoring and Reporting Agreement dated as of March 31, 2016 by and among Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.21 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.22*	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.23*	Primerica, Inc. 2020 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Primerica’s Registration Statement on Form S-8 filed (Commission File No. 333-238268)
10.24*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2019 awards).	Incorporated by reference to Exhibit 10.26 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680). .
10.25*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2020 awards).	Incorporated by reference to Exhibit 10.27 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 filed March 1, 2021 (Commission File No. 001-34680).
10.26*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2021 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.27*	Form of U.S. Employee Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2019 awards).	Incorporated by reference to Exhibit 10.29 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.28*	Form of U.S. Employee Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2020 awards).	Incorporated by reference to Exhibit 10.30 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 001-34680)
10.29*	Form of U.S. Employee Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2021 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.

10.30*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.31*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2015 awards).	Incorporated by reference to Exhibit 10.22 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.32*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Incorporated by reference to Exhibit 10.33 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.33	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2021 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.34*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
10.35*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.36*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.5 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.37*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 10.30 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.38*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 99.6 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.39*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 10.32 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.40*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.7 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.41*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 10.34 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.42	Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21.1 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 001-34680)
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
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

(c) Financial Statement Schedules.

Schedule I

Consolidated Summary of Investments — Other Than Investments in Related Parties

PRIMERICA, INC.

	December 31, 2021
Type of Investment	Cost	Fair value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds(1):
United States government and government agencies and authorities	$139,544	$144,782	$144,782
States, municipalities, and political subdivisions	147,455	153,527	153,527
Foreign governments	147,287	152,976	152,976
Public utilities	-	-	-
Convertibles and bonds with warrants attached	-	-	-
All other corporate bonds(1)	3,584,934	3,820,676	3,648,663
Certificates of deposit	176	176	176
Redeemable preferred stocks	5,447	5,898	5,898
Total fixed maturities	4,024,843	4,278,035	4,106,022

Equity securities:
Common stocks:
States, municipalities and political subdivision	3,524	3,524	3,524
Public utilities	6,470	10,281	10,281
Banks, trusts and insurance companies	16,854	18,539	18,539
Industrial, miscellaneous and all other	5,569	9,137	9,137
Nonredeemable preferred stocks	1,838	1,070	1,070
Total equity securities	34,255	42,551	42,551
Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	30,612	30,612	30,612
Other long-term investments	-	-	-
Short-term investments	85,246	85,243	85,243
Total investments	$4,174,956	$4,436,441	$4,264,428

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

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Balance Sheets

	December 31,
	2021	2020
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $107,969 in 2021 and $116,441 in 2020)	$109,547	$119,614
Short-term investments available-for-sale, at fair value (amortized cost: $85,246 in 2021 and $0 in 2020)	85,243	-
Equity securities, at fair value (historical cost: $2,486 in 2021 and $1,980 in 2020)	3,059	2,294
Total investments	197,849	121,908
Cash and cash equivalents	97,513	228,303
Due from affiliates*	184,733	3,847
Other receivables	4,348	693
Income tax receivable	4,330	2,633
Deferred income taxes	8,475	10,251
Investment in subsidiaries*	2,190,437	1,861,411
Other assets	1,005	440
Total assets	$2,688,690	$2,229,486

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	592,102	374,415
Current income tax payable	-	-
Deferred income taxes	2,482	8,345
Interest payable	1,913	8,214
Other liabilities	2,410	2,627
Commitments and contingent liabilities (see Note F)
Total liabilities	598,907	393,601

Temporary Stockholders' Equity
Redeemable noncontrolling interests in consolidated entities	7,271	-
Permanent Stockholders' Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 in 2021 and 2020; issued and outstanding 39,368 shares in 2021 and 39,306 shares in 2020)	394	393
Paid-in capital	5,224	-
Retained earnings	2,004,506	1,705,786
Accumulated other comprehensive income, net of income tax	72,388	129,706
Total permanent stockholders’ equity	2,082,512	1,835,885
Total liabilities and temporary and permanent stockholders’ equity	$2,688,690	$2,229,486

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Income

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Revenues:
Dividends from subsidiaries*	$387,355	$378,063	$398,129
Net investment income	1,503	3,670	4,973
Realized investment gains (losses)	115	112	42
Other investment gains (losses)	259	63	214
Investment gains (losses), including credit losses	374	175	256
Total revenues	389,232	381,908	403,358
Expenses:
Interest expense	15,675	18,673	18,669
Loss on extinguishment of debt	8,927	-	-
Other operating expenses	26,421	13,903	9,898
Total expenses	51,023	32,576	28,567
Income before income taxes	338,209	349,332	374,791
Income taxes	(5,786)	(3,540)	(2,940)
Income before equity in undistributed earnings of subsidiaries	343,995	352,872	377,731
Equity in undistributed earnings of subsidiaries*	29,362	33,292	(11,340)
Net income	$373,357	$386,164	$366,391

*	Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$373,357	$386,164	$366,391
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	(63,089)	62,618	70,998
Change in unrealized holding gains (losses) on investment securities	(1,483)	1,372	1,440
Reclassification adjustment for realized investment (gains) losses included in net income	(115)	(175)	(256)
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains (losses) of subsidiaries	7,033	7,343	15,299
Total other comprehensive income (loss) before income taxes	(57,654)	71,158	87,481
Income tax expense (benefit) related to items of other comprehensive income (loss)	(336)	250	249
Other comprehensive income (loss), net of income taxes	(57,318)	70,908	87,232
Total comprehensive income	$316,039	$457,072	$453,623

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Cash Flows

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$373,357	$386,164	$366,391
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries* (1)	(283)	(42,030)	(95,014)
Deferred tax provision	(3,751)	2,553	1,067
Change in income taxes	(1,696)	(1,607)	2,464
Investment (gains) losses	(374)	(175)	(256)
Accretion and amortization of investments	1,448	1,777	257
Share-based compensation	1,559	1,447	1,487
Change in due to/from affiliates*	(34,886)	(2,580)	1,225
Trading securities sold, matured, or called (acquired), net	-	(6)	-
Change in other operating assets and liabilities, net	(9,519)	3,030	2,001
Loss on extinguishment of debt	8,927	-	-
Net cash provided by (used in) operating activities	334,782	348,573	279,622

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed maturity securities — sold	-	26,256	6,481
Fixed-maturity securities — matured or called	91,710	131,894	179,950
Short-term investments —sold	50,065	-	-
Short-term investments — matured or called	40,000	-	-
Equity securities — sold	718	212	76
Available-for-sale investments acquired:
Fixed-maturity securities(1)	(84,564)	(36,190)	(157,510)
Short-term investments	(176,125)	-	8,250
Equity securities acquired	(1,155)	(76)	(611)
Purchase of business, net of cash acquired	(494,459)	-	-
Net cash provided by (used in) investing activities	(573,810)	122,096	36,636

Cash flows from financing activities:
Dividends paid	(74,636)	(64,346)	(57,630)
Common stock repurchased	(18,751)	(231,431)	(225,037)
Proceeds from revolving credit facility	125,000	-	-
Repayment of revolving credit facility	(125,000)	-	-
Proceeds from issuance of debt	597,300	-	-
Debt issuance costs	(5,332)	-	-
Repayment of debt	(383,691)	-	-
Tax withholings on share-based compensation	(6,652)	(5,739)	(7,186)
Net cash provided by (used) in financing activities	108,238	(301,516)	(289,853)
Change in cash and cash equivalents	(130,790)	169,153	26,405
Cash and cash equivalents, beginning of period	228,303	59,150	32,745
Cash and cash equivalents, end of period	$97,513	$228,303	$59,150

Supplement disclosures:
Interest paid	$20,150	$18,118	$18,117

*	Eliminated in consolidation.
(1)

There were no fixed-maturity securities transferred from subsidiaries in the form of noncash dividends for the year ended December 31, 2021. Does not include $33.6 million and $127.2 million of fixed-maturity securities transferred from subsidiaries in the form of noncash dividend for the years ended December 31, 2020 and 2019, respectively.

See the accompanying notes to condensed financial statements.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Notes to Condensed Financial Statements

(A) Description of Business

Primerica, Inc. (“we”, “us” or the “Company”) is a holding company with our primary asset being the capital stock of our wholly owned operating subsidiaries, and our primary liability being $600.0 million in principal amount of senior unsecured notes issued in a public offering in 2021 (the “Senior Notes”). Our subsidiaries assist clients in meeting their needs for term life insurance, which our insurance subsidiaries underwrite, and mutual funds, annuities, managed investments and other financial products, which our subsidiaries distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, LLC, a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; PFS Investments Inc., an investment products company and broker-dealer; and Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada and PFSL Investments Canada Ltd. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company, a New York insurance company. In addition, we established Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) as special purpose financial captive insurance companies domiciled in Vermont and wholly owned subsidiaries of Primerica Life.

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

(C) Note Payable

Notes Payable – Long term. In July 2012, the Company issued $375.0 million in principal amount of publicly-traded, senior unsecured notes (the “2012 Senior Notes”). The 2012 Senior Notes were issued at a price of 99.843% of the principal amount with an annual interest rate of 4.75%, payable semi-annually in arrears on January 15 and July 15, with scheduled maturity of July 15, 2022.

On November 19, 2021, the Company issued $600.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued at a price of 99.550% of the principal amount with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19, and are scheduled to mature on November 19, 2031. We used a portion of the net cash proceeds of the Senior Notes issuance to redeem the 2012 Senior Notes in whole at a redemption price equal to 102.32% of the outstanding principal amount and to repay $125.0 million of borrowings under the Company’s revolving credit facility described further below. We recognized a loss on extinguishment of debt in the amount of $8.9 million primarily due to the premium above par paid to bondholders for the accelerated repayment of the 2012 Senior Notes. As of December 31, 2021, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2021.

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

(D) Revolving Credit Facility

On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks.  The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a LIBOR rate loan, or a base rate loan. LIBOR rate loans bear interest at a periodic rate equal to one-, three-, six-, or 12-month LIBOR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month LIBOR plus

1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During 2021, $125.0 million was drawn under the Revolving Credit Facility to fund a portion of the e-TeleQuote acquisition, which was fully repaid with the cash proceeds of the Senior Notes. As of December 31, 2021, we were in compliance with the covenants of the Revolving Credit Facility. Furthermore, no events of default have occurred under the Revolving Credit Facility during the year ended December 31, 2021.

(E) Dividends

For the years ended December 31, 2021, 2020, and 2019, the Company received dividends from our non-life insurance subsidiaries of $217.1 million, $185.5 million, and $105.6 million, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company received dividends from our life insurance subsidiaries of $170.2 million, $192.5 million, and $292.5 million, respectively.

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

Schedule III

Supplementary Insurance Information

PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned and advance premiums	Policy claims and other benefits payable	Separate account liabilities
	(In thousands)
December 31, 2021
Term Life Insurance	$2,859,758	$6,927,789	$15,982	$573,316	$-
Investment and Savings Products	62,278	-	-	-	2,799,954
Senior Health	-	-	-	-	-
Corporate and Other Distributed Products	21,746	210,860	455	12,066	38
Total	$2,943,782	$7,138,649	$16,437	$585,382	$2,799,992

December 31, 2020
Term Life Insurance	$2,543,795	$6,579,600	$16,633	$508,425	$-
Investment and Savings Products	62,876	-	-	-	2,659,469
Corporate and Other Distributed Products	22,973	210,957	503	11,286	51
Total	$2,629,644	$6,790,557	$17,136	$519,711	$2,659,520

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
	(In thousands)
Year ended December 31, 2021
Term Life Insurance	$1,490,230	$36,486	$703,897	$241,451	$215,719	$-
Investment and Savings Products	-	-	-	8,668	658,595	-
Senior Health	-	-	-	-	145,490	-
Corporate and Other Distributed Products	15,654	44,102	18,856	1,060	204,825	670
Total	$1,505,884	$80,588	$722,753	$251,179	$1,224,629	$670

Year ended December 31, 2020
Term Life Insurance	$1,309,661	$27,030	$593,948	$216,208	$200,063	$-
Investment and Savings Products	-	-	-	7,055	509,167	-
Corporate and Other Distributed Products	16,722	56,784	21,621	1,058	161,691	701
Total	$1,326,383	$83,814	$615,569	$224,321	$870,921	$701

Year ended December 31, 2019
Term Life Insurance	$1,166,461	$19,922	$475,330	$248,710	$183,097	$-
Investment and Savings Products	-	-	-	4,549	495,248	-
Corporate and Other Distributed Products	17,676	74,151	18,490	1,293	148,676	741
Total	$1,184,137	$94,073	$493,820	$254,552	$827,021	$741

See the report of independent registered public accounting firm.

Schedule IV

Reinsurance

PRIMERICA, INC.

	Year ended December 31, 2021
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$905,819,671	$777,826,233	$-	$127,993,438	—%

Premiums:
Life insurance	$3,121,167	$1,615,966	$-	$1,505,201	—%
Accident and health insurance	981	298	-	683	—%
Total premiums	$3,122,148	$1,616,264	$-	$1,505,884	—%

	Year ended December 31, 2020
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$861,392,223	$742,356,917	$-	$119,035,306	—%

Premiums:
Life insurance	$2,906,083	$1,580,427	$-	$1,325,656	—%
Accident and health insurance	1,066	339	-	727	—%
Total premiums	$2,907,149	$1,580,766	$-	$1,326,383	—%

	Year ended December 31, 2019
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$810,995,295	$702,727,956	$-	$108,267,339	—%

Premiums:
Life insurance	$2,752,774	$1,569,403	$-	$1,183,371	—%
Accident and health insurance	1,092	326	-	766	—%
Total premiums	$2,753,866	$1,569,729	$-	$1,184,137	—%

See the report of independent registered public accounting firm.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Alison S. Rand	March 1, 2022
Alison S. Rand
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board	February 28, 2022
D. Richard Williams

/s/ Glenn J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2022
Glenn J. Williams

/s/ Alison S. Rand	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
Alison S. Rand

/s/ John A. Addison, Jr.	Director	February 28, 2022
John A. Addison, Jr.

/s/ Joel M. Babbit	Director	February 28, 2022
Joel M. Babbit

/s/ P. George Benson	Director	February 28, 2022
P. George Benson

/s/ C. Saxby Chambliss	Director	February 28, 2022
C. Saxby Chambliss

/s/ Gary L. Crittenden	Director	February 28, 2022
Gary L. Crittenden

/s/ Cynthia N. Day	Director	February 28, 2022
Cynthia N. Day

/s/ Sanjeev Dheer	Director	February 28, 2022
Sanjeev Dheer

/s/ Beatriz R. Perez	Director	February 28, 2022
Beatriz R. Perez

/s/ Barbara A. Yastine	Director	February 28, 2022
Barbara A. Yastine