Form 10-Q
period 2022-03-31
Primerica, Inc.
filed 2022-05-06
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 38,480,663 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2022	December 31, 2021
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,789,517 in 2022 and $2,621,388 in 2021)	$2,705,131	$2,702,567
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,445,074 in 2022 and $1,551,113 in 2021)	1,390,310	1,379,100
Short-term investments available-for-sale, at fair value (amortized cost: $43,733 in 2022 and $85,246 in 2021)	43,700	85,243
Equity securities, at fair value (historical cost: $31,084 in 2022 and $34,255 in 2021)	39,531	42,551
Trading securities, at fair value (cost: $13,210 in 2022 and $24,769 in 2021)	12,717	24,355
Policy loans	30,295	30,612
Total investments	4,221,684	4,264,428
Cash and cash equivalents	359,779	392,501
Accrued investment income	19,541	18,702
Reinsurance recoverables	4,240,481	4,268,419
Deferred policy acquisition costs, net	2,994,367	2,943,782
Renewal commissions receivable	213,175	231,751
Agent balances, due premiums and other receivables	251,477	257,675
Goodwill	179,154	179,154
Intangible assets	193,400	195,825
Income taxes	89,373	81,799
Operating lease right-of-use assets	46,129	47,942
Other assets	429,362	441,253
Separate account assets	2,696,891	2,799,992
Total assets	$15,934,813	$16,123,223

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$7,216,597	$7,138,649
Unearned and advance premiums	17,368	16,437
Policy claims and other benefits payable	574,850	585,382
Other policyholders’ funds	515,830	501,823
Note payable - Short term	6,000	15,000
Note payable - Long term	592,303	592,102
Surplus note	1,389,811	1,378,585
Income taxes	217,327	241,311
Operating lease liabilities	52,078	53,920
Other liabilities	631,786	615,710
Payable under securities lending	93,171	94,529
Separate account liabilities	2,696,891	2,799,992
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	14,004,012	14,033,440

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	4,616	7,271
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 shares in 2022 and 2021; issued and outstanding 38,752 shares in 2022 and 39,368 shares in 2021)	388	394
Paid-in capital	-	5,224
Retained earnings	1,980,467	2,004,506
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	11,769	8,611
Net unrealized investment gains (losses) on available-for-sale securities	(66,439)	63,777
Total permanent stockholders’ equity	1,926,185	2,082,512
Total liabilities and temporary and permanent stockholders’ equity	$15,934,813	$16,123,223

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended March 31,
	2022	2021
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$798,666	$762,227
Ceded premiums	(399,885)	(395,973)
Net premiums	398,781	366,254
Commissions and fees	251,800	234,044
Investment income net of investment expenses	34,420	35,198
Interest expense on surplus note	(15,515)	(15,146)
Net investment income	18,905	20,052
Realized investment gains (losses)	577	622
Other investment gains (losses)	174	1,144
Investment gains (losses)	751	1,766
Other, net	20,989	15,595
Total revenues	691,226	637,711

Benefits and expenses:
Benefits and claims	187,069	183,789
Amortization of deferred policy acquisition costs	86,063	66,105
Sales commissions	133,924	121,894
Insurance expenses	59,509	48,766
Insurance commissions	7,721	8,740
Contract acquisition costs	20,649	-
Interest expense	6,853	7,145
Other operating expenses	86,435	72,963
Total benefits and expenses	588,223	509,402
Income before income taxes	103,003	128,309
Income taxes	24,239	30,437
Net income (loss)	78,764	97,872
Net income (loss) attributable to noncontrolling interests	(2,655)	-
Net income (loss) attributable to Primerica, Inc.	$81,419	$97,872

Earnings per share attributable to common stockholders:
Basic earnings per share	$2.07	$2.47
Diluted earnings per share	$2.06	$2.46

Weighted-average shares used in computing earnings per share:
Basic	39,221	39,456
Diluted	39,332	39,581

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended March 31,
	2022	2021
	(In thousands)
Net income (loss)	$78,764	$97,872
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	(164,937)	(64,890)
Reclassification adjustment for investment (gains) losses included in net income	(658)	(468)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	3,158	4,992
Total other comprehensive income (loss) before income taxes	(162,437)	(60,366)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(35,379)	(14,283)
Other comprehensive income (loss), net of income taxes	(127,058)	(46,083)
Total comprehensive income (loss)	(48,294)	51,789
Net income (loss) attributable to noncontrolling interests	(2,655)	-
Comprehensive income (loss) attributable to Primerica, Inc.	$(45,639)	$51,789

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity– Unaudited

	Three months ended March 31,
	2022	2021
	(In thousands)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$394	$393
Repurchases of common stock	(7)	-
Net issuance of common stock	1	1
Balance, end of period	388	394

Paid-in capital:
Balance, beginning of period	5,224	-
Share-based compensation	14,820	14,105
Net issuance of common stock	(1)	(1)
Repurchases of common stock	(20,043)	(5,966)
Balance, end of period	-	8,138

Retained earnings:
Balance, beginning of period	2,004,506	1,705,786
Cumulative effect from the adoption of new accounting standards, net	-	-
Net income attributable to Primerica, Inc.	81,419	97,872
Dividends	(21,645)	(18,620)
Repurchases of common stock	(83,813)	-
Balance, end of period	1,980,467	1,785,038

Accumulated other comprehensive income:
Balance, beginning of period	72,388	129,706
Change in foreign currency translation adjustment, net of income taxes	3,158	4,992
Change in net unrealized investment gains (losses) during the period, net of income taxes	(130,216)	(51,075)
Balance, end of period	(54,670)	83,623

Total permanent stockholders’ equity	$1,926,185	$1,877,193

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$7,271	$-
Net income (loss) attributable to noncontrolling interests	(2,655)	-
Balance, end of period	$4,616	$-

Dividends declared per share	$0.55	$0.47

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three months ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$78,764	$97,872
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	75,770	122,881
Deferral of policy acquisition costs	(130,881)	(142,297)
Amortization of deferred policy acquisition costs	86,063	66,105
Change in income taxes	4,725	25,497
Investment (gains) losses	(751)	(1,766)
Accretion and amortization of investments	1,356	1,112
Depreciation and amortization	8,688	5,408
Change in reinsurance recoverables	31,582	(67,301)
Change in agent balances, due premiums and other receivables	2,245	(3,725)
Change in renewal commissions receivable	18,576	(859)
Trading securities sold, matured, or called (acquired), net	11,273	(18,923)
Share-based compensation	12,437	11,653
Change in other operating assets and liabilities, net	14,452	23,801
Net cash provided by (used in) operating activities	214,299	119,458

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	1,227	10,810
Fixed-maturity securities — matured or called	96,336	94,576
Short-term investments — matured or called	41,550	-
Equity securities — matured or called	3,000	-
Available-for-sale investments acquired:
Fixed-maturity securities	(250,932)	(247,253)
Short-term investments	-	(50,902)
Equity securities — acquired	(44)	(291)
Purchases of property and equipment and other investing activities, net	(7,676)	(10,182)
Cash collateral received (returned) on loaned securities, net	(1,358)	15,036
Sales (purchases) of short-term investments using securities lending collateral, net	1,358	(15,036)
Purchase of business, net of cash acquired	3,867	-
Net cash provided by (used in) investing activities	(112,672)	(203,242)

Cash flows from financing activities:
Dividends paid	(21,645)	(18,620)
Common stock repurchased	(99,010)	-
Payment on note issued to seller of business	(9,000)	-
Tax withholdings on share-based compensation	(4,852)	(5,966)
Finance leases	(64)	(66)
Net cash provided by (used in) financing activities	(134,571)	(24,652)
Effect of foreign exchange rate changes on cash	222	811
Change in cash and cash equivalents	(32,722)	(107,625)
Cash and cash equivalents, beginning of period	392,501	547,569
Cash and cash equivalents, end of period	$359,779	$439,944

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading provider of financial products to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. On July 1, 2021, we acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. (“Primerica Health”). e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Refer to Note 14 (Acquisition) for more information regarding the acquisition of e-TeleQuote. Our other primary subsidiaries include the following entities: Primerica Financial Services, LLC (“PFS”), a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd. (“PFSL Investments Canada”); and PFS Investments Inc. (“PFS Investments”), an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company (“NBLIC”), a New York insurance company. Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2022 and December 31, 2021, the statements of income, comprehensive income, and stockholders’ equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”).

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

Changes to Accounting Policies. All significant accounting policies remain unchanged from the 2021 Annual Report unless otherwise described.

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits, including mortality, disability, and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also changes how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The guidance in ASU 2018-12 will be applied to the earliest period presented in the consolidated financial statements beginning on the effective date of January 1, 2023. The adoption of ASU 2018-12 will have an impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls. We are currently working on processes that will allow us to obtain the requisite data, modify our valuation system, and develop key assumptions that will be necessary to evaluate and implement this standard. Accordingly, we are unable to determine the magnitude of the impact ASU 2018-12 will have on our consolidated financial statements at this time. We anticipate that we will recognize a significant decrease in accumulated other comprehensive income on the adoption date to reflect the impact of current interest rates in future policy benefits presented in accordance with ASU 2018-12.

Recently-issued accounting guidance not discussed above is not applicable, is not material to our unaudited condensed consolidated financial statements, or did not or is not expected to have a material impact on our business.

(2) Segment and Geographical Information

Segments. We have three primary operating segments — Term Life Insurance, Investment and Savings Products, and (as of July 1, 2021) Senior Health. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Revenues:
Term life insurance segment	$418,428	$382,027
Investment and savings products segment	241,039	223,422
Senior health segment	5,831	N/A
Corporate and other distributed products segment	25,928	32,262
Total revenues	$691,226	$637,711

Net investment income:
Term life insurance segment	$11,445	$8,253
Investment and savings products segment	-	-
Senior health segment	-	N/A
Corporate and other distributed products segment	7,460	11,799
Total net investment income	$18,905	$20,052

Amortization of DAC:
Term life insurance segment	$81,883	$62,584
Investment and savings products segment	3,925	3,275
Senior health segment	-	N/A
Corporate and other distributed products segment	255	246
Total amortization of DAC	$86,063	$66,105

Non-cash share-based compensation expense:
Term life insurance segment	$2,125	$1,988
Investment and savings products segment	1,204	1,208
Senior health segment	-	N/A
Corporate and other distributed products segment	9,108	8,457
Total non-cash share-based compensation expense	$12,437	$11,653

Income (loss) before income taxes:
Term life insurance segment	$91,577	$88,236
Investment and savings products segment	64,560	63,363
Senior health segment	(23,085)	N/A
Corporate and other distributed products segment	(30,049)	(23,290)
Total income before income taxes	$103,003	$128,309

Total assets by segment were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Assets:
Term life insurance segment	$7,298,577	$7,274,820
Investment and savings products segment (1)	2,818,660	2,920,271
Senior health segment	511,010	528,974
Corporate and other distributed products segment	5,306,566	5,399,158
Total assets	$15,934,813	$16,123,223

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $121.8 million and $120.3 million as of March 31, 2022 and December 31, 2021, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets and condensed consolidated statements of income, were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Revenues by country:
United States	$586,153	$538,944
Canada	105,073	98,767
Total revenues	$691,226	$637,711

	March 31, 2022	December 31, 2021
	(In thousands)
Long-lived assets by country:
United States	$58,038	$62,921
Canada	3,743	3,871
Other	210	230
Total long-lived assets	$61,991	$67,022

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$32,347	$91	$(527)	$31,911
Foreign government	151,735	1,824	(4,568)	148,991
States and political subdivisions	147,757	883	(6,925)	141,715
Corporates	1,688,749	17,658	(59,696)	1,646,711
Residential mortgage-backed securities	470,130	1,427	(24,433)	447,124
Commercial mortgage-backed securities	147,425	362	(4,922)	142,865
Other asset-backed securities	151,374	447	(6,007)	145,814
Total fixed-maturity securities	2,789,517	22,692	(107,078)	2,705,131
Short-term investments	43,733	-	(33)	43,700
Total fixed-maturity securities and short-term investments	$2,833,250	$22,692	$(107,111)	$2,748,831

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$32,292	$187	$(79)	$32,400
Foreign government	147,288	6,283	(595)	152,976
States and political subdivisions	147,455	6,326	(254)	153,527
Corporates	1,649,334	72,418	(8,068)	1,713,684
Residential mortgage-backed securities	373,753	5,108	(3,230)	375,631
Commercial mortgage-backed securities	142,631	3,314	(420)	145,525
Other asset-backed securities	128,635	1,409	(1,220)	128,824
Total fixed-maturity securities	2,621,388	95,045	(13,866)	2,702,567
Short-term investments	85,246	1	(4)	85,243
Total fixed-maturity and short-term investments	$2,706,634	$95,046	$(13,870)	$2,787,810

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of March 31, 2022 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$249,324	$251,212
Due after one year through five years	773,970	772,599
Due after five years through 10 years	727,467	690,427
Due after 10 years	269,827	255,090
	2,020,588	1,969,328
Mortgage- and asset-backed securities	768,929	735,803
Total AFS fixed-maturity securities	$2,789,517	$2,705,131

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	March 31, 2022		December 31, 2021
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$13,210	$12,717	$24,769	$24,355

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

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its unaudited condensed consolidated financial statements. See Note 5 (Reinsurance) for Hannover Re’s financial strength rating.

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of March 31, 2022, the LLC Note had an estimated unrealized holding gain of $54.8 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 12 (Debt) for more information on the Surplus Note.

As of March 31, 2022, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.3 million and $7.6 million as of March 31, 2022 and December 31, 2021, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $93.2 million and $94.5 million as of March 31, 2022 and December 31, 2021, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Fixed-maturity securities (available-for-sale)	$20,889	$20,020
Fixed-maturity security (held-to-maturity)	15,515	15,146
Equity securities	387	391
Policy loans and other invested assets	102	231
Cash and cash equivalents	125	119
Total return on deposit asset underlying 10% coinsurance agreement(1)	(1,510)	575
Gross investment income	35,508	36,482
Investment expenses	(1,088)	(1,284)
Investment income net of investment expenses	34,420	35,198
Interest expense on surplus note	(15,515)	(15,146)
Net investment income	$18,905	$20,052
(1)

Included $(2.1) million and $(0.8) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three months ended March 31, 2022 and 2021, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale securities fixed maturity securities	$602	$765
Gross losses from sales of available-for-sale fixed maturity securities	(25)	(143)
Net realized investment gains (losses):	577	622
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	81	(154)
Market gains (losses) recognized in net income during the period on equity securities	115	1,424
Gains (losses) from bifurcated options	-	(17)
Gains (losses) on trading securities	(22)	(109)
Other investment gains (losses):	174	1,144
Investment gains (losses)	$751	$1,766

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Proceeds from sales or other redemptions	$139,113	$105,386

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

Credit Losses for Available-for-sale Securities. The following table summarizes all available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2022, aggregated by major security type and length of time such securities have continuously been in an unrealized loss position:

	March 31, 2022
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$25,427	$(433)	$1,489	$(94)
Foreign government	69,053	(3,178)	7,638	(1,390)
States and political subdivisions	106,659	(6,862)	977	(63)
Corporates	805,228	(48,221)	83,518	(11,475)
Residential mortgage-backed securities	374,688	(23,033)	14,561	(1,400)
Commercial mortgage-backed securities	112,306	(4,644)	3,175	(278)
Other asset-backed securities	118,960	(5,612)	3,696	(395)
Total fixed-maturity securities	1,612,321	(91,983)	115,054	(15,095)
Short-term investments:
U.S. government and agencies	34,955	(28)	-	-
Foreign government	4,996	(3)	-	-
States and political subdivisions	1,399	(1)	-	-
Corporates	2,350	(1)	-	-
Total short-term investments	43,700	(33)	-	-
Total fixed-maturity securities and short-term investments	$1,656,021	$(92,016)	$115,054	$(15,095)

	December 31, 2021
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$24,928	$(45)	$1,557	$(34)
Foreign government	18,894	(384)	3,335	(211)
States and political subdivisions	15,909	(254)	-	-
Corporates	341,963	(5,035)	59,414	(3,033)
Residential mortgage-backed securities	234,911	(3,131)	2,707	(99)
Commercial mortgage-backed securities	47,220	(419)	117	(1)
Other asset-backed securities	80,509	(1,037)	3,779	(183)
Total fixed-maturity securities	764,334	(10,305)	70,909	(3,561)
Short-term investments:
U.S. government and agencies	34,967	*	-	-
Foreign government	4,995	*	-	-
States and political subdivisions	11,394	(1)	-	-
Corporates	23,891	(3)	-	-
Total short-term investments	75,247	(4)	-	-
Total fixed-maturity securities and short-term investments	$839,581	$(10,309)	$70,909	$(3,561)

*  Less than $1 thousand.

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $1,878.2 million and $924.4 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, we did not recognize credit losses in the unaudited condensed consolidated statements of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments. For those that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them. The sharp increase in interest rates during the three months ended March 31, 2022 was the primary driver of the increase in unrealized losses on available-for-sale securities.

For the three months ended March 31, 2022, and 2021, we recorded a total of $(0.1) million and $0.2 million, respectively, for credit (gains) losses in the unaudited condensed consolidated statements of income on available-for-sale securities. We recognized credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on available-for-sale securities were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Allowance for credit losses, beginning of period	$816	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	-	154
Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(81)	-
Write-offs charged against the allowance, if any	-	-
Allowance for credit losses, end of period	$735	$154

Derivatives. We carry a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of March 31, 2022 and December 31, 2021. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations; we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$31,911	$-	$31,911
Foreign government	-	148,991	-	148,991
States and political subdivisions	-	141,715	-	141,715
Corporates	5,518	1,641,193	-	1,646,711
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	447,124	-	447,124
Commercial mortgage-backed securities	-	142,865	-	142,865
Other asset-backed securities	-	139,911	5,903	145,814
Total available-for-sale fixed-maturity securities	5,518	2,693,710	5,903	2,705,131
Short-term investments	-	42,301	1,399	43,700
Total available-for-sale securities	5,518	2,736,011	7,302	2,748,831
Equity securities	35,118	1,026	3,387	39,531
Trading securities	-	12,717	-	12,717
Cash and cash equivalents	359,779	-	-	359,779
Separate accounts	-	2,696,891	-	2,696,891
Total fair value assets	$400,415	$5,446,645	$10,689	$5,857,749
Fair value liabilities:
Separate accounts	$-	$2,696,891	$-	$2,696,891
Total fair value liabilities	$-	$2,696,891	$-	$2,696,891

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$32,400	$-	$32,400
Foreign government	-	152,976	-	152,976
States and political subdivisions	-	153,527	-	153,527
Corporates	5,898	1,707,786	-	1,713,684
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	375,604	27	375,631
Commercial mortgage-backed securities	-	145,525	-	145,525
Other asset-backed securities	-	128,824	-	128,824
Total available-for-sale fixed-maturity securities	5,898	2,696,642	27	2,702,567
Short-term investments	-	85,243	-	85,243
Total available-for-sale securities	5,898	2,781,885	27	2,787,810
Equity securities	37,912	1,070	3,569	42,551
Trading securities	-	24,355	-	24,355
Cash and cash equivalents	351,508	40,993	-	392,501
Separate accounts	-	2,799,992	-	2,799,992
Total fair value assets	$395,318	$5,648,295	$3,596	$6,047,209
Fair value liabilities:
Separate accounts	$-	$2,799,992	$-	$2,799,992
Total fair value liabilities	$-	$2,799,992	$-	$2,799,992

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Level 3 assets, beginning of period	$3,596	$2,047
Net unrealized gains (losses) included in other comprehensive income	(2)	-
Realized gains (losses) and accretion (amortization) recognized in earnings	(207)	(84)
Purchases	5,903	-
Sales	-	-
Settlements	-	-
Transfers into Level 3	1,399	2,214
Transfers out of Level 3	-	-
Level 3 assets, end of period	$10,689	$4,177

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three months ended March 31, 2022 and 2021.

The carrying values and estimated fair values of our financial instruments were as follows:

	March 31, 2022		December 31, 2021
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,705,131	$2,705,131	$2,702,567	$2,702,567
Fixed-maturity security (held-to-maturity) (3)	1,390,310	1,445,074	1,379,100	1,551,113
Short-term investments (available-for-sale)	43,700	43,700	85,243	85,243
Equity securities	39,531	39,531	42,551	42,551
Trading securities	12,717	12,717	24,355	24,355
Policy loans (3)	30,295	30,295	30,612	30,612
Deposit asset underlying 10% coinsurance agreement (3)	229,193	229,193	231,368	231,368
Separate accounts	2,696,891	2,696,891	2,799,992	2,799,992
Liabilities:
Notes payable - Long term (1) (2)	$592,303	$553,037	$592,102	$605,667
Surplus note (1) (3)	1,389,811	1,438,524	1,378,585	1,545,854
Separate accounts	2,696,891	2,696,891	2,799,992	2,799,992
(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a Level 2 fair value measurement.
(3)	Classified as a Level 3 fair value measurement.

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

Details on in-force life insurance were as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Direct life insurance in-force	$912,012,550	$905,819,671
Amounts ceded to other companies	(781,736,828)	(777,826,233)
Net life insurance in-force	$130,275,722	$127,993,438
Percentage of reinsured life insurance in-force	86%	86%

Benefits and claims ceded to reinsurers during the three months ended March 31, 2022 and 2021 were $503.8 million and $552.6 million, respectively.

Reinsurance recoverables as of March 31, 2022 and December 31, 2021 include ceded reserve balances, ceded claim liabilities, and ceded claims paid. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	March 31, 2022		December 31, 2021
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Pecan Re Inc. (1) (2)	$2,569,758	NR	$2,567,602	NR
SCOR Global Life Reinsurance Companies (3)	411,409	A+	426,634	A+
Munich Re of Malta (2) (5)	289,991	NR	278,591	NR
Swiss Re Life & Health America Inc. (4)	249,425	A+	259,239	A+
American Health and Life Insurance Company (2)	155,347	B++	157,837	B++
Munich American Reassurance Company	138,833	A+	142,705	A+
RGA Reinsurance	137,039	A+	140,953	A+
Korean Reinsurance Company	127,931	A	134,048	A
Hannover Re	51,237	A+	49,749	A+
TOA Reinsurance Company	38,877	A	38,909	A
All other reinsurers	73,717	-	75,094	-
Allowance for credit losses	(3,083)		(2,942)
Reinsurance recoverables	$4,240,481		$4,268,419

NR – not rated

(1)	Pecan Re Inc. is a wholly owned subsidiary of Swiss Re Life & Health America Inc.
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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:
	Three months ended March 31,
	2022	2021
	(In thousands)
Balance, beginning of period	$2,942	$7,144
Current period provision for expected credit losses	141	219
Balance, at the end of period	$3,083	$7,363

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Policy claims and other benefits payable, beginning of period	$585,382	$519,711
Less reinsured policy claims and other benefits payable	638,007	545,857
Net balance, beginning of period	(52,625)	(26,146)
Incurred related to current year	77,232	73,626
Incurred related to prior years (1)	(4,547)	(1,534)
Total incurred	72,685	72,092
Claims paid related to current year, net of reinsured policy claims received	(161,818)	(194,270)
Reinsured policy claims received related to prior years, net of claims paid	64,532	36,508
Total paid	(97,286)	(157,762)
Foreign currency translation	(12)	87
Net balance, end of period	(77,238)	(111,729)
Add reinsured policy claims and other benefits payable	652,088	638,383
Balance, end of period	$574,850	$526,654
(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period-end and the actual incurred claims reported after period-end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity, adjusted for any current new trends and conditions, and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our outstanding common stock follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Common stock, beginning of period	$39,368	$39,306
Shares of common stock issued upon lapse of sales restrictions on restricted stock units (“RSUs”)	132	150
Common stock retired	(748)	(42)
Common stock, end of period	$38,752	$39,414

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of March 31, 2022, we had a total of 283,258 RSUs and 74,054 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares issued could be higher or lower based on actual versus targeted performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

On November 17, 2021 our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through December 31, 2022 (the “Share Repurchase Program”). On February 14, 2022, our Board of Directors authorized an increase of $50.0 million to the Share Repurchase Program authorized on November 17, 2021. As revised, the program authorizes share repurchases for up to $325.0 million of our outstanding common stock through December 31, 2022. Under the Share Repurchase Program, we repurchased 835,058 shares of our common stock in the open market for an aggregate purchase price of $117.8 million through March 31, 2022. Approximately $207.2 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of March 31, 2022.

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

In calculating basic EPS, we deduct from net income any dividends and undistributed earnings allocated to unvested RSUs and then divide the result by the weighted-average number of common shares and vested RSUs outstanding for the period. We also deduct from the numerator any periodic adjustments recognized when the redemption value of Redeemable NCI exceeds its carrying value as discussed in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) of our consolidated financial statements within our 2021 Annual Report.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended March 31,
	2022	2021
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income attributable to Primerica, Inc.	$81,419	$97,872
Income attributable to unvested participating securities	(337)	(417)
Net income used in calculating basic EPS	$81,082	$97,455
Denominator:
Weighted-average vested shares	39,221	39,456
Basic EPS	$2.07	$2.47

Diluted EPS:
Numerator:
Net income attributable to Primerica, Inc.	$81,419	$97,872
Income attributable to unvested participating securities	(337)	(416)
Net income used in calculating diluted EPS	$81,082	$97,456
Denominator:
Weighted-average vested shares	39,221	39,456
Dilutive effect of incremental shares to be issued for contingently-issuable shares	111	125
Weighted-average shares used in calculating diluted EPS	39,332	39,581
Diluted EPS	$2.06	$2.46

(9) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“2010 OIP”), which expired in 2020 in accordance with its terms and under which no future awards will be made, and the Primerica, Inc. 2020 Omnibus Incentive Plan (the “2020 OIP”, and together with the 2010 OIP, the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who serve on our Board of Directors, and sales force leaders.  For more information on equity awards granted under the OIP, see Note 14 (Share-Based Transactions) to our consolidated financial statements within our 2021 Annual Report.

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

The impact of equity awards granted under the OIP are as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Equity awards expense recognized	$12,181	$11,653
Equity awards expense deferred	2,377	2,449

On February 24, 2022, the Compensation Committee of our Board of Directors granted the following equity awards to employees as part of the annual approval of management incentive compensation:

•

85,844 RSUs awarded to management with a measurement-date fair value of $130.30 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

•

26,475 PSUs awarded to our four top executives with a measurement-date fair value of $130.30 per unit. The PSUs will be earned on March 1, 2025 contingent upon the Company achieving a targeted annual average three-year return on adjusted equity (“ROAE”) and average EPS growth for the period from January 1, 2022 through December 31, 2024. The actual number of common shares that will be issued will vary based on the actual ROAE and average EPS growth relative to the targeted ROAE and average EPS growth and can range from zero to 39,713 shares.

All awards granted to employees on February 24, 2022 vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately be issued for a retirement eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE and average EPS growth for the performance period ending on December 31, 2024, even if that employee retires prior to the completion of the three-year performance period.

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of March 31, 2022, the amount of the LOC outstanding was $145.1 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of March 31, 2022, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

Further discussion on the Company’s letter of credit is included in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2021 Annual Report.

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

(11) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$3,158	$4,992
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$3,158	$4,992
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(164,937)	$(64,890)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(35,241)	(14,185)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(129,696)	(50,705)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(658)	(468)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(138)	(98)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(520)	(370)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(130,216)	$(51,075)

(12) Debt

Notes Payable – Long Term. As of March 31, 2022, the Company had $600.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 2.80% that are scheduled to mature on November 19, 2031. As of March 31, 2022, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended March 31, 2022.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2021 Annual Report.

Notes Payable – Short Term. On July 1, 2021, as part of the acquisition of e-TeleQuote, Primerica Health issued a $15.0 million unsecured, subordinated note, guaranteed by the Parent Company, to Etelequote Limited’s (“Etelequote Bermuda”) majority shareholder (the “Majority Shareholder Note”). The rate of interest payable is 1.5% per annum. Due to the short maturity of the Majority Shareholder Note, its fair value approximates its carrying value. The Company repaid $9.0 million and $3.4 million on the Majority Shareholder Note on January 27, 2022 and April 1, 2022, respectively. The remaining principal of this note is $2.6 million, which matures on July 1, 2022.

Surplus Note. As of March 31, 2022, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.4 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 3 (Investments).

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a LIBOR rate loan, or a base rate loan. LIBOR rate loans bear interest at a periodic rate equal to one-, three-, six-, or 12-month LIBOR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month LIBOR plus 1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three months ended March 31, 2022, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with the covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three months ended March 31, 2022.

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

•	Fees earned for investment advisory and administrative services within our managed investments program;
•	Account-based fees for transfer agent recordkeeping functions and non-bank custodial services;
•	Commissions and fees earned from the distribution of Medicare-related insurance products on behalf of health insurance carriers, including tail revenue adjustments;
•	Marketing development revenues earned for selling Medicare-related insurance products on behalf of health insurance carriers, which is recorded in Other, net revenue;
•	Fees associated with mortgage distribution and the distribution of other third-party financial products; and
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

Further discussion on the Company’s revenues from contracts with customers and revenue recognition policies are included in Note 18 (Revenue from Contracts with Customers) to our consolidated financial statements within our 2021 Annual Report.

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$12,175	$11,810
Total segment revenues from contracts with customers	12,175	11,810
Revenues from sources other than contracts with customers	406,253	370,217
Total Term Life Insurance segment revenues	$418,428	$382,027

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$103,242	$98,112
Asset-based revenues	97,355	85,613
Account-based revenues	21,541	21,120
Other, net	3,144	2,949
Total segment revenues from contracts with customers	225,282	207,794
Revenues from sources other than contracts with customers (segregated funds)	15,757	15,628
Total Investment and Savings Products segment revenues	$241,039	$223,422

Senior Health segment revenues:
Commissions and fees	$1,278	N/A
Other, net	4,553	N/A
Total Senior Health segment revenues	$5,831	N/A

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$12,627	$13,571
Other, net	1,117	836
Total segment revenues from contracts with customers	13,744	14,407
Revenues from sources other than contracts with customers	12,184	17,855
Total Corporate and Other Distributed Products segment revenues	$25,928	$32,262

Renewal Commissions Receivable. For revenue associated with ongoing renewal commissions in the Senior Health and Corporate and Other Distributed Products segments, we record a renewal commission receivable asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the satisfaction of the performance obligation, less amounts that are constrained in the accompanying unaudited condensed consolidated balance sheets. From time to time, new facts or circumstances that were not available at the time of the initial estimate may indicate that the expected renewal commissions are higher or lower than our renewal commissions receivable. In those situations, the expected renewal commissions receivable will be written down or up to its revised expected value by adjustments to revenue, which we refer to as tail revenue adjustments. During the three months ended March 31, 2022, we recognized a tail revenue adjustment to reduce the balance of the renewal commissions receivable in the Senior Health business as retention for policies scheduled to renew during the period was lower than expectations.

Activity in the Renewal commissions receivable account was as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Senior Health segment:
Balance, beginning of period	$172,308	N/A
Commissions revenue	12,849	N/A
Less: collections	(12,314)	N/A
Tail revenue adjustments from change in estimate	(19,060)	N/A
Balance, at the end of period	$153,783	N/A

Corporate and Other Distributed Products segments:
Balance, beginning of period	$59,443	$54,845
Commissions revenue	5,643	6,262
Less: collections	(5,694)	(5,402)
Balance, at the end of period	$59,392	$55,705

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

The following table presents the preliminary purchase price allocation recorded in the Company’s consolidated balance sheets as of the acquisition date, adjustments made during the measurement period, and the updated preliminary purchase price allocation as of the acquisition date. There were no measurement period adjustments recorded during the three months ended March 31, 2022. The updated preliminary purchase price allocation is still subject to finalization for estimates of the assets acquired and liabilities assumed as of the acquisition date, including but not limited to the renewal commissions receivable, other tangible assets, intangible assets and tax-related items, and the related tax effects of any changes made:

Acquisition Date Purchase Price Allocation at December 31, 2021
(In thousands)
Assets:
Cash and cash equivalent	$1,080
Accounts receivables	303
Renewal commissions receivable	153,447
Other assets	15,705
Intangible assets	156,000
Goodwill	255,153
Total assets	581,688

Liabilities:
Accounts payable and accrued expenses	4,590
Deferred tax liability	51,943
Other liabilities	10,046
Total liabilities	66,579
Net assets acquired	$515,109

Temporary Stockholders' Equity:
Redeemable noncontrolling interests	$8,437
Total temporary stockholders' equity	$8,437

Renewal commissions receivable from the acquired business was recognized in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) as the Company adopted Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires contract assets arising from revenue contracts with customers to be accounted for in accordance with ASC 606 instead of at fair value.

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

Goodwill is calculated as the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed. The amount of goodwill calculated as of the acquisition date determined by the preliminary purchase price allocation as of December 31, 2021 was $255.2 million. As discussed in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) of our consolidated financial statements within our 2021 Annual Report, the Company recognized a non-cash goodwill impairment charge of $76.0 million at December 31, 2021. The goodwill created in the acquisition is not deductible for tax purposes and there was no impact to income taxes from the goodwill impairment charge recorded. As of March 31, 2022, goodwill recognized by the Company from the acquisition was $179.2 million.

Transaction costs related to the e-TeleQuote acquisition included within Other operating expenses in the unaudited condensed consolidated statements of income were $0.9 million for the three months ended March 31, 2022.

The following unaudited summary represents e-TeleQuote’s actual statements of income for the three months ended March 31, 2022:

Three months ended March 31, 2022
(in thousands)
Revenue	$5,831
Net income (loss)	(19,182)

The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the three months ended March 31, 2021 and the unaudited results of e-TeleQuote for the three months ended March 31, 2021, and assumes that the e-TeleQuote acquisition, which closed on July 1, 2021, was completed on January 1, 2021 (the first day of fiscal 2021). The pro forma consolidated financial information has been calculated after applying adjustments for amortization expense of acquired intangible assets and the consequential tax effect. These pro forma results have been prepared for comparative purpose only and do not purport to be indicative of the operating results of the Company that would have been achieved had the e-TeleQuote acquisition actually taken place on January 1, 2021. In addition, these results are not intended to project future results and do not reflect events that may occur including, but not limited to, revenue enhancements, cost savings or operating synergies that the Company may achieve as a result of the Acquisition.

Three months ended March 31, 2021
(in thousands)
Revenue	$675,468
Net income (loss)	96,361

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2021 to March 31, 2022. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2021 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•	Business Overview
•	Business Trends and Conditions
•	Factors Affecting Our Results
•	Critical Accounting Estimates
•	Results of Operations
•	Financial Condition
•	Liquidity and Capital Resources

Business Overview

We are a leading provider of financial products to middle-income households in the United States and Canada primarily through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We historically have had two primary operating segments, Term Life Insurance and Investment and Savings Products, and a third segment, Corporate and Other Distributed Products.  On July 1, 2021, we acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. (“Primerica Health”). e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents.  Beginning July 1, 2021, the Company has reported the operations of e-TeleQuote as its own operating segment called Senior Health. e-TeleQuote licensed health insurance agents are employees of e-TeleQuote.

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

Senior Health. In the United States, we distribute Medicare-related insurance products nationwide to eligible Medicare participants and enroll them in coverage utilizing e-TeleQuote’s team of licensed health insurance agents. The health insurance products we distribute are underwritten and administered by third-party health insurance carriers and primarily consist of Medicare Advantage enrollments. Contract acquisition costs are incurred upfront when policy applications are approved and include costs associated with generating or acquiring leads as well as fees paid to Primerica Senior Health certified independent sales representatives and compensation, licensing, and training costs incurred for e-TeleQuote’s workforce of licensed health insurance agents. We receive compensation from the health insurance carriers in the form of initial commissions when eligible Medicare participants are enrolled and renewal commissions, upon the anniversary of the effective date, for as long as policies remain in-force.

Corporate and Other Distributed Products. The Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including closed blocks of various insurance products underwritten by NBLIC, prepaid legal services, mortgage originations, and other financial products. These products, except for closed blocks of various insurance products underwritten by NBLIC, are distributed pursuant to distribution arrangements with third-party companies through the independent sales force. Net investment income earned on our invested asset portfolio is recorded in the Corporate and Other Distributed Products segment, with the exception of the assumed net interest accreted to the Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs.  Interest expense incurred by the Company is attributed solely to the Corporate and Other Distributed Products segment.

Business Trends and Conditions

The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels, consumer confidence and inflation, influence investment and spending decisions by middle-income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers, which can drive or dampen recruiting. Similarly, these conditions also affect e-TeleQuote’s ability to recruit and retain licensed health insurance agents. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, interest rates and equity market returns impact consumer demand for the savings and investment products we distribute. Our customers’ perception of the strength of the capital markets may influence their decisions to invest in the investment and savings products we distribute.

The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. As a result, changes in the Canadian dollar exchange rate may significantly affect the result of our business for all amounts translated and reported in U.S. dollars.

The COVID-19 (“COVID-19”) pandemic has continued to impact our business in 2022, but to a lesser extent than in 2021, as discussed in more detail later in this section, the Results of Operations section, and the Financial Condition section. We are unsure as to the extent COVID-19 will continue to impact our business as described below:

•

We have experienced an increase in mortality expense due to premature deaths of our insureds caused by COVID-19 infections. We expect that vaccinations, anti-viral treatments, and higher levels of immunity will eventually cause our elevated mortality experience to normalize to historical levels. During March 2022, we began to experience fewer COVID-19 related claims. However, it remains difficult to predict the ultimate impact the COVID-19 pandemic will have on our mortality expense in future periods.

•

The COVID-19 pandemic initially led to high levels of persistency and increased policy sales as a result of strong client sentiment towards owning life insurance products. However, throughout the second half of 2021 and the first quarter of 2022, policy sales began to trend back to pre-COVID-19 levels. Overall persistency levels remain elevated from pre-COVID-19 levels but are lower than we experienced at the peak of the pandemic. Refer to the Factors Affecting Our Results section for more information about how persistency impacts our financial results.

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

Details on new recruits and life-licensed independent sales representative activity were as follows:

	Three months ended March 31,
	2022	2021
New recruits	84,707	94,633
New life-licensed independent sales representatives	9,983	10,833
Life-licensed independent sales representatives, at period end	130,206	132,030

The number of new recruits decreased during the three months ended March 31, 2022 primarily due to COVID-19 related recruiting incentives offered during the three months ended March 31, 2021, which led to elevated recruiting results. During the three months ended March 31, 2022, the Company recruited approximately 85,000 individuals, which is strong and demonstrates the attractiveness of the Primerica business opportunity.

New life-licensed sales representatives decreased during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the availability of COVID-19 related temporary licenses offered by certain states in the prior year period. During the three months ended March 31, 2022, the Company began to see improved attendance at in-person licensing classes, which led to the number of new life licenses increasing each month during the period.

The Company had 130,206 independent life-licensed representatives as of March 31, 2022 compared to 132,030 as of March 31, 2021.

The number of life-licensed independent representatives as of March 31, 2021 included approximately 2,400 individuals with temporary licenses or renewal extensions offered by states as a result of the COVID-19 pandemic. Adjusting for these COVID-related temporary licenses and extensions, the number of life-licensed independent sales representatives remained largely unchanged from March 31, 2021 compared to March 31, 2022. In addition, the Company saw the effect of recent licensing efforts as the number of life-licensed representatives increased on a sequential quarter basis.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended March 31,
	2022	2021
Average number of life-licensed independent sales representatives	129,494	132,875
Number of new policies issued	71,324	82,667
Average monthly rate of new policies issued per life-licensed independent sales representative	0.18	0.21

New policies issued during the three months ended March 31, 2022 normalized toward pre-pandemic levels compared to more elevated levels experienced during the comparable period in 2021. New policies issued during the three months ended March 31, 2021 reflected elevated demand for protection products as the COVID-19 pandemic highlighted the need for protection products. Productivity during the three months ending March 31, 2022, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was in line with our historical range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2022	% of beginning balance	2021	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$903,404		$858,818
Net change in face amount:
Issued face amount	24,773	3%	26,643	3%
Terminations	(19,787)	(2)%	(17,240)	(2)%
Foreign currency	1,242	*	1,422	*
Net change in face amount	6,228	1%	10,825	1%
Face amount in force, end of period	$909,632		$869,643
*	Less than 1%.

The face amount of term life policies in-force increased 1% for the three months ended March 31, 2022 as the level of face amount issued continued to exceed the face amount terminated. As a percentage of the beginning face amount in-force, issued face amount as well as terminated face amount during the three months ended March 31, 2022 remained consistent with the comparable 2021 period. In dollar terms, issued face amount during the three months ended March 31, 2022 was lower than the comparable 2021 period while terminations were higher during the three months ended March 31, 2022 than the comparable 2021 period. The trend illustrates that the demand for both buying and maintaining protection products are returning to pre-pandemic levels.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended March 31,		Change
	2022	2021	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$1,736	$1,686	$50	3%
Annuities and other	726	683	43	6%
Total sales-based revenue generating product sales	2,462	2,369	93	4%
Managed investments	454	330	124	37%
Segregated funds and other	150	155	(5)	(4)%
Total product sales	$3,066	$2,854	$212	7%
Average client asset values:
Retail mutual funds	$58,548	$51,429	$7,119	14%
Annuities and other	25,868	23,785	2,083	9%
Managed investments	7,077	5,295	1,782	34%
Segregated funds	2,710	2,622	88	3%
Total average client asset values	$94,203	$83,131	$11,072	13%

The rollforward of asset values in client accounts was as follows:

	Three months ended March 31,
	2022	% of beginning balance	2021	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$97,312		$81,533
Net change in asset values:
Inflows	3,066	3%	2,854	4%
Redemptions	(1,900)	(2)%	(1,759)	(2)%
Net flows	1,166	1%	1,095	1%
Change in fair value, net	(4,941)	(5)%	3,088	4%
Foreign currency, net	171	*	172	*
Net change in asset values	(3,604)	(4)%	4,355	5%
Asset values, end of period	$93,708		$85,888
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended March 31,		Change
	2022	2021	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,243	2,115	128	6%
Recordkeeping only	797	714	83	12%
Total average number of fee- generating positions	3,040	2,829	211	7%
(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Three Months Ended March 31, 2022

Product sales. Investment and savings products sales increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 led by higher sales of variable annuities, retail mutual funds and managed accounts. This increase is mainly due to investor demand created by the prolonged strength in equity market conditions leading into the quarter. However, as the quarter progressed, market volatility caused investor demand to moderate.

Average client asset values. Average client asset values increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to continued market appreciation between the periods and continued positive net flows.

Rollforward of client asset values. Ending client asset values decreased during the three months ended March 31, 2022 compared to an increase in the three months ended March 31, 2021. Negative performance driven by market volatility led to the decrease during the 2022 period compared to strong market performance leading to an increase during the comparable 2021 period. Continued inflows from product sales, which outpaced redemptions, reflected strong sales demand in both the 2022 and 2021 periods. Net flows as a percentage of beginning assets remained consistent between the periods. Market performance was down during the three months ended March 31, 2022 compared to strong market performance in the comparable 2021 period.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Senior Health Key Performance Indicators.

Submitted Policies and Approved Policies

Submitted policies. Submitted policies represents the number of completed applications that, with respect to each such application, the applicant has authorized e-TeleQuote to submit to the health insurance carrier. The applicant may need to take additional actions, including providing subsequent information, before the application is reviewed by the health insurance carrier.

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

The number of Senior Health submitted policies and approved policies were as follows:

	Three months ended March 31,
	2022	2021 (1)
Number of Senior Health submitted policies	26,231	N/A
Number of Senior Health approved policies	23,594	N/A
(1)	No comparable period metrics are available due to our acquisition of e-TeleQuote on July 1, 2021.

The Senior Health segment experiences notable seasonality with the strongest demand occurring in the fourth quarter due to the Medicare Annual Election Period (“AEP”) from October 15th to December 7th. The business typically experiences strong demand in the first quarter due to the Medicare Open Enrollment Period (“OEP”) from January 1st to March 31st, which allows individuals to switch Medicare Advantage plans.  Meanwhile, the second and third quarters experience seasonally lower demand as the focus for submitted policies is limited to participants that are dual eligible (Medicare and Medicaid), qualify for a special enrollment period, recently aged into Medicare or are transitioning to Medicare from an employer-sponsored plan, and other less common situations.

During the three months ended March 31, 2022, the volume of submitted and approved policies reflects the Company’s efforts to scale back growth in favor of developing more efficient lead procurement and conversion. Approved policies as a percentage of submitted policies remained relatively consistent with e-TeleQuote’s prior year OEP experience.

Primerica Senior Health certified independent sales representatives

Primerica independent sales representatives refer eligible Medicare participants to e-TeleQuote licensed agents for potential enrollment in policies distributed by e-TeleQuote. The number of Primerica Senior Health certified independent sales representatives represents the number of Primerica independent sales representatives who have completed the required certification and are eligible to refer participants to e-TeleQuote’s licensed agents for enrollment in policies distributed by e-TeleQuote. The number of submitted policies to e-TeleQuote sourced by Primerica independent sales representatives measures the number of Senior Health policies submitted by e-TeleQuote to its third-party health insurance carriers that originated through the Primerica independent sales force.

	March 31, 2022	March 31, 2021 (1)
Primerica Senior Health certified independent sales representatives	42,147	N/A
Submitted policies to e-TeleQuote sourced by Primerica independent sales representatives	988	N/A
(1)	No comparable period metrics are available due to our acquisition of e-TeleQuote on July 1, 2021.

The number of Primerica Senior Health certified independent sales representatives reflects the continued rollout of the certification program. The number of submitted policies sourced by Primerica independent sales representatives illustrates slowed momentum for referrals subsequent to the AEP as the Company looks to build awareness of the referral program during non-AEP periods.

Lifetime value of commissions and Contract acquisition costs

Lifetime value of commissions (“LTV”). LTV represents the cumulative total of commissions and administrative fees estimated to be collected over the expected life of a policy for policies approved during the period. For more information on LTV, refer to Note 13 (Revenue from Contracts with Customers) of our consolidated financial statements within our 2021 Annual Report and the Factors Affecting our Results – Senior Health Segment section of MD&A included elsewhere in this report.

Contract acquisition costs (“CAC”). CAC represents the total direct costs incurred to acquire approved policies. CAC are primarily comprised of the costs associated with acquiring leads from third parties and internally generated leads including fees paid to Primerica Senior Health certified independent sales representatives as well as compensation, licensing, and training costs associated with our team of e-TeleQuote licensed health insurance agents. The number of e-TeleQuote licensed health insurance agents, agent tenure, attrition rate and productivity all impact CAC. We incur the entire cost of approved policies prior to enrollment and prior to receiving our first commission-related payment.

Per policy metrics for the LTV and CAC measure our ability to profitably distribute Senior Health insurance products.

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy were as follows:

	Three months ended March 31,
	2022	2021 (1)
LTV per policy approved during the period	$862	N/A
CAC per policy approved during the period	$875	N/A
LTV/CAC per approved policy	0.98	N/A
(1)	No comparable period metrics are available due to our acquisition of e-TeleQuote on July 1, 2021.

LTV per approved policy reflects current estimates for renewal rates, policy retention and chargeback activity taking into consideration the most recent experience through March 31, 2022. The Company saw lower renewal retention rates during the first quarter of 2022 compared to historical experience due to an increased propensity of consumers to compare plans across carriers and increased plan offerings by carriers. This experience led to lower LTV per approved policy during the three months ended March 31, 2022.

CAC per approved policy reflects selective procurement of high quality leads and a deliberate approach in limiting agent recruitment during the three months ended March 31, 2022.

Other business trends and conditions.

Standards of care. The Securities and Exchange Commission’s (“SEC”) regulation Best Interest (“Reg BI”), which establishes a “best interest” standard of conduct and imposes certain disclosure requirements, went into effect on June 30, 2020.  Its higher standards of care and enhanced obligations increase regulatory and litigation risk. On December 15, 2020, the Department of Labor (“DOL”) published an interpretation of, and class exemption regarding, the rules governing fiduciary investment advice with respect to Individual Retirement Accounts (“IRAs”) and other retirement accounts (the “DOL Rule”). The effective date of the DOL Rule was February 16, 2021 and the DOL extended its non-enforcement policy through January 31, 2022 with the enforcement of specific requirements extended through June 30, 2022. The DOL Rule imposes a higher standard of care and enhanced obligations that require sales process changes and increase regulatory and litigation risk to our business. The interpretation and enforcement of Reg BI and the DOL Rule by the SEC and the DOL, respectively, remain uncertain and could have the potential to disrupt the investment and savings products business in the United States.

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

Worker classification standards. There has been a trend toward administrative and legislative activity around worker classification. In 2019, for example, California enacted Assembly Bill 5 (“AB 5”), which imposes a stricter test for the classification of workers as  independent contractors. Our business lines are exempted from AB 5. In 2020, the DOL commenced a rulemaking to clarify the classification standard under the Fair Labor Standards Act. That process resulted in a final rule under the prior administration which subsequently was withdrawn by the current administration. The prior administration’s final rule now has been reinstated by a federal court. Other federal and state legislative and regulatory proposals regarding worker classification also are under consideration. While none of these proposals have advanced into law, they demonstrate increased legislative and administrative activity around worker classification. It is difficult to predict what the ultimate outcome of this activity may be. Changes to worker classification laws could impact our business as sales representatives (other than those hired by e-TeleQuote) are independent contractors.

Restrictions on compensation models in Canada. The organization of provincial and territorial securities regulators (collectively referred to as the “Canadian Securities Administrators” or “CSA”) has published final rule amendments to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). The final amendments have an effective date of June 1, 2022 and the deferred sales charge compensation model is permitted to be used until then. The CSA indicated that the prohibition of upfront sales commissions by fund companies will require firms to discontinue the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada. These rules will result in changes in compensation arrangements with both the fund companies that offer the mutual fund products we distribute and sales representatives. We are finalizing the changes we intend to make in response to the DSC Ban. These changes, which are under review by the Ontario Securities Commission and the CSA, include entering into agreements with a small number of third-party mutual fund companies to develop a broad range of funds to be sold exclusively by our independent sales representatives. These agreements provide for the payment to us of asset-based revenue by the mutual fund companies. We would also earn revenue through an asset-based fee charged to clients. Our new model, if approved, would enable us to fund an advance of compensation at the time of sale to our independent sales representatives, taken at their option, which would partially replace upfront sales commission cash flow from fund companies paid under the deferred sales charge compensation model. If approved as described, we expect these changes to our mutual fund model would have the impact of initially decreasing our pre-tax operating income in the short term due to the elimination of upfront commissions. Over the long term, we would expect pre-tax operating income to recover through the collection of asset-based commissions over time. At this time we cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply if our proposal is required to be modified or is not approved. During the three months ended March 31, 2022, Canadian mutual funds represented approximately 14% of our total investment and savings product sales.

In an announcement February 10, 2022, and in line with the DSC Ban for the sale of mutual funds, the organization of provincial and territorial insurance regulators (collectively referred to as the “Canadian Council of Insurance Regulators”) urged insurers to refrain from new deferred sale charge sales in segregated fund contracts beginning June 1, 2022, and expect a transition to a cessation of such sales by June 1, 2023. In addition, the insurance regulators announced their intention to issue a joint consultation later this year to consider other changes to upfront compensation. Currently, our Canadian segregated fund products are primarily sold on a deferred sales charge basis and we pay upfront commissions to the independent agents for the sale of these products. At this time, we are unable to assess the impact of any such reforms to our operations and income. During the three months ended March 31, 2022, Canadian segregated funds represented approximately 5% of our total investment and savings product sales.

Factors Affecting Our Results

Refer to the Business Trends and Conditions section for discussion of the potential impact on our business from the COVID-19 pandemic.

Term Life Insurance Segment. The Term Life Insurance segment results are primarily driven by sales volumes, how closely actual experience matches our pricing assumptions, terms and use of reinsurance, and expenses.

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

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of sales representatives generally remains within a range (i.e., an average monthly rate of new policies issued per life-licensed independent sales representative between 0.18 and 0.22). The volume of term life insurance products sales will fluctuate in the short term, but over the longer term, our sales volume generally correlates to the size of the independent sales force.

Pricing assumptions. Our pricing methodology is intended to provide us with appropriate profit margins for the risks we assume. We determine pricing classifications based on the coverage sought, such as the size and term of the policy, and certain policyholder attributes, such as age and health. In addition, we generally utilize unisex rates for term life insurance policies. The pricing assumptions that underlie our rates are based upon our best estimates of mortality, persistency, disability, and interest rates at the time of issuance, sales force commission rates, issue and underwriting expenses, operating expenses and the characteristics of the insureds, including the distribution of sex, age, underwriting class, product and amount of coverage. Our results will be affected to the extent there is a variance between our pricing assumptions and actual experience.

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

Reinsurance. We use reinsurance extensively, which has a significant effect on our results of operations. We have generally reinsured between 80% and 90% of the mortality risk on term life insurance (excluding coverage under certain riders) on a quota share yearly renewable term (“YRT”) basis. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.

In 2010, as part of our corporate reorganization and the initial public offering of our common stock, we entered into significant coinsurance transactions (the “IPO coinsurance transactions”) with entities then affiliated with Citigroup, Inc. (collectively, the “IPO coinsurers”) and ceded between 80% and 90% of the risks and rewards of term life insurance policies that were in-force at year-end 2009. We administer all such policies subject to these coinsurance agreements.  Policies reaching the end of their initial level term period are no longer ceded under the IPO coinsurance transactions.

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

Investment and Savings Products Segment. The Investment and Savings Products segment results are primarily driven by sales, the value of assets in client accounts for which we earn ongoing management, marketing and support, and distribution fees, and the number of transfer agent recordkeeping positions and non-bank custodial fee-generating accounts we administer.

Sales. We earn commissions and fees, such as dealer re-allowances and marketing and distribution fees, based on sales of mutual fund products and annuities. Sales of investment and savings products are influenced by the overall demand for investment products in the United States and Canada, as well as by the size and productivity of the independent sales force. We generally experience seasonality in the Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients’ tax return preparation season. While we believe the size of the independent sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, which may have a significantly greater effect on sales volume in any given fiscal period.

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

Sales mix. While investment and savings products all provide similar long-term economic returns to the Company, our results in a given fiscal period will be affected by changes in the overall mix of products within these categories. Examples of changes in the sales mix that influence our results include the following:

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

Senior Health Segment. The Senior Health segment results are primarily driven by approved policies, LTV per approved policy and tail revenue adjustments, CAC per approved policy, and other revenue.

Approved policies. Approved policies represent submitted policies approved by health insurance carriers for the identified product during the indicated period. Not all approved policies will go in force.  In general, the relationship between submitted policies and approved policies has been consistent over time.  Therefore, factors impacting the number of submitted policies generally impact the number of approved policies. Revenue is primarily generated from approved policies and LTVs are recorded when the enrollment is approved by the applicable health insurance carrier. Medicare Advantage plans make up the substantial portion of the approved policies we distribute. The number of approved policies are influenced by the following:

•	the size and growth of the population of senior citizens in the United States;
•	the appeal of government-funded Medicare Advantage plans that provide privately administered healthcare coverage with enhanced benefits relative to original Medicare;
•	our ability to generate and obtain leads for our team of e-TeleQuote licensed health insurance agents;
•	our ability to staff and train our team of e-TeleQuote licensed health insurance agents to manage leads and help eligible Medicare participants through the enrollment process;
•	our ability to retain Medicare participants in a competitive environment in which participants are actively comparing plans and carriers; and
•	our health insurance carrier relationships that allow us to offer plans that most appropriately meet eligible Medicare participants’ needs.

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

Other revenue. Other revenue recognized in the Senior Health segment includes marketing development revenues received for providing marketing services to certain health insurance carriers. Marketing development revenue provides additional revenue to deliver approved policies and are based on meeting agreed-upon objectives with certain health insurance carriers. Marketing development revenue serves to offset contract acquisition costs associated with distribution of approved policies. Agreements for marketing development revenue are generally short-term in nature and can vary from period to period.

Corporate and Other Distributed Products Segment. We earn revenues and pay commissions and referral fees within the Corporate and Other Distributed Products segment for mortgage loan originations, prepaid legal services, auto and homeowners’ insurance referrals, and other financial products, all of which are originated by third parties. The Corporate and Other Distributed Products segment also includes in-force policies from several discontinued lines of insurance underwritten by National Benefit Life Insurance Company (“NBLIC”).

Corporate and Other Distributed Products segment net investment income reflects actual net investment income recognized by the Company less the amount allocated to the Term Life Insurance segment based on the assumed net interest accreted to the segment’s U.S. GAAP-measured future policy benefit reserve liability less DAC. Actual net investment income reflected in the Corporate and Other Distributed Products segment is impacted by the size and performance of our invested asset portfolio, which can be influenced by interest rates, credit spreads, and the mix of invested assets.

The Corporate and Other Distributed Products segment also includes corporate income and expenses not allocated to our other segments, general and administrative expenses (other than expenses that are allocated to the Term Life Insurance or Investment and Savings Products segments), interest expense on notes payable, redundant reserve financing transactions and our Revolving Credit Facility, as well as realized gains and losses on our invested asset portfolio.

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

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our consolidated financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk included in our 2021 Annual Report and Note 2 (Segment and Geographical Information) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2021 Annual Report. The most significant items on our unaudited condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

The estimates that we deem to be most critical to an understanding of our results of operations and financial position are those related to DAC, future policy benefit reserves and corresponding amounts recoverable from reinsurers, income taxes, renewal commissions receivable, goodwill and the valuation of investments. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. Subsequent experience or use of other assumptions could produce significantly different results.

Accounting Policy Changes.

During the three months ended March 31, 2022, there were no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2021 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2022(1)	2021	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$798,666	$762,227	$36,439	5%
Ceded premiums	(399,885)	(395,973)	3,912	1%
Net premiums	398,781	366,254	32,527	9%
Commissions and fees	251,800	234,044	17,756	8%
Investment income net of investment expenses	34,420	35,198	(778)	(2)%
Interest expense on surplus note	(15,515)	(15,146)	369	2%
Net investment income	18,905	20,052	(1,147)	(6)%
Realized investment gains (losses)	577	622	(45)	*
Other investment gains (losses)	174	1,144	(970)	*
Investment gains (loses)	751	1,766	(1,015)	*
Other, net	20,989	15,595	5,394	35%
Total revenues	691,226	637,711	53,515	8%

Benefits and expenses:
Benefits and claims	187,069	183,789	3,280	2%
Amortization of DAC	86,063	66,105	19,958	30%
Sales commissions	133,924	121,894	12,030	10%
Insurance expenses	59,509	48,766	10,743	22%
Insurance commissions	7,721	8,740	(1,019)	(12)%
Contract acquisition costs	20,649	-	20,649	*
Interest expense	6,853	7,145	(292)	(4)%
Other operating expenses	86,435	72,963	13,472	18%
Total benefits and expenses	588,223	509,402	78,821	15%
Income before income taxes	103,003	128,309	(25,306)	(20)%
Income taxes	24,239	30,437	(6,198)	(20)%
Net income	78,764	97,872	(19,108)	(20)%
Net income attributable to noncontrolling interests	(2,655)	-	(2,655)	*
Net income attributable to Primerica, Inc.	$81,419	$97,872	$(16,453)	(17)%

(1)   Three months ended March 31, 2022 includes Senior Health segment results of operations.

*   Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2022

Total revenues. Total revenues increased during the three months ended March 31, 2022 compared to the same period in 2021 driven by growth in net premiums in the Term Life segment and higher commissions and fees earned in the Investment and Savings Products segment. The increase in Term Life net premiums was driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as the layering effect of sales of life insurance and continued elevated persistency trends as a result of favorable client sentiment for protection products. Commissions and fees earned during the three months ended March 31, 2022 compared to the same period in 2021 increased in part due to higher asset-based revenues driven by higher average client asset values on mutual funds, annuities and managed accounts. Also contributing to the increase were higher sales-based revenues driven by demand for variable annuity and mutual funds investment products. The increase in commissions and fees was also impacted by the acquisition of e-TeleQuote on July 1, 2021.

Net investment income decreased during the three months ended March 31, 2022 compared to the same period in 2021 due to a negative impact from a lower total return on the deposit asset backing 10% coinsurance agreement that is subject to deposit method accounting. The $2.1 million year-over-year lower total return on this deposit asset was due to a negative mark-to-market adjustment and lower book earnings on the deposit asset during the current year period compared to the prior year period. Also contributing to the decrease was $0.5 million from lower yields in the invested asset portfolio. These decreases were partially offset by a $1.7 million positive impact from a larger invested asset portfolio compared to the prior year period. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is completely offset by interest expense on surplus note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the surplus note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re Financing Transaction”). For more information on the Vidalia Re Financing Transaction, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Other, net revenues increased during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to marketing development revenue recognized in the Senior Health segment as a result of the acquisition of e-TeleQuote on July 1, 2021.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 largely due to higher sales commissions in the Investment and Savings Products segment as a result of the increases in asset-based and sales-based revenues discussed above. Also contributing to the increase were the growth in benefits and claims and amortization of DAC due to growth in the Term Life Insurance segment’s in-force book of business. Contract acquisition costs also increased total benefits and expenses as a result of the acquisition of e-TeleQuote on July 1, 2021. Insurance and other operating expenses were higher in the three months ended March 31, 2022 due to growth in the business and sales force meeting-related expenses and the upcoming biennial convention, which had been postponed due to the COVID-19 pandemic and rescheduled to June 2022.

Income taxes. Our effective income tax rate for the three months ended March 31, 2022 was 23.5%, consistent with 23.7% for the three months ended March 31, 2021

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$793,254	$756,514	$36,740	5%
Ceded premiums	(398,446)	(394,550)	3,896	1%
Net premiums	394,808	361,964	32,844	9%
Allocated investment income	11,445	8,253	3,192	39%
Other, net	12,175	11,810	365	3%
Total revenues	418,428	382,027	36,401	10%
Benefits and expenses:
Benefits and claims	182,903	178,963	3,940	2%
Amortization of DAC	81,883	62,584	19,299	31%
Insurance expenses	58,272	47,375	10,897	23%
Insurance commissions	3,793	4,869	(1,076)	(22)%
Total benefits and expenses	326,851	293,791	33,060	11%
Income before income taxes	$91,577	$88,236	$3,341	4%

Results for the Three Months Ended March 31, 2022

Net premiums. Direct premiums increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 largely due to sales of new policies that contributed to growth in the in-force book of business. Also contributing to the increase in direct premiums are continued elevated levels of persistency experienced as a result of favorable client sentiment for protection products since the onset of the COVID-19 pandemic. This is partially offset by an increase in ceded premiums, which includes $14.2 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $10.3 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to an increase in the assumed net interest accreted to the Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as the Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims increased during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to growth in net premiums, partially offset by lower claims and the impact of lower persistency. Total benefits and claims during the three months ended March 31, 2022 includes approximately $16 million in excess death claims driven by COVID-19, net of reinsurance. This compares with approximately $21 million of COVID-19 related claims in the first quarter of 2021, net of reinsurance. The Company also experienced reductions in monthly COVID-19 related claims throughout the three months ended March 31, 2022. Lower year-over-year persistency resulted in benefit reserves increasing at a slower rate in 2022 as compared to 2021.

Amortization of DAC. The amortization of DAC increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to lower year-over-year persistency, though both periods experienced higher persistency than prior to the pandemic. Additionally, policy persistency has started to deteriorate on policies that were issued at the onset of the COVID-19 pandemic. Higher persistency in relation to pre-pandemic trends reduced DAC amortization by approximately $6 million and approximately $12 million during the three months ended March 31, 2022 and 2021, respectively.

Insurance expenses. Insurance expenses increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 in part due to meeting-related expenses associated with sales force leadership trips and the upcoming biennial convention, which had been postponed due to the COVID-19 pandemic and rescheduled to June 2022. Also contributing to the increase was an increase in expenses to support growth in the business and higher employee compensation costs from annual merit increases.

Insurance commissions. Insurance commissions decreased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as a result of higher non-deferrable sales force promotional activities offered in the 2021 period to incentivize the sales force during the COVID-19 pandemic.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$103,242	$98,112	$5,130	5%
Asset-based revenues	113,112	101,241	11,871	12%
Account-based revenues	21,541	21,120	421	2%
Other, net	3,144	2,949	195	7%
Total revenues	241,039	223,422	17,617	8%
Expenses:
Amortization of DAC	3,925	3,275	650	20%
Insurance commissions	3,646	3,572	74	2%
Sales commissions:
Sales-based	74,606	68,594	6,012	9%
Asset-based	53,366	46,866	6,500	14%
Other operating expenses	40,936	37,752	3,184	8%
Total expenses	176,479	160,059	16,420	10%
Income before income taxes	$64,560	$63,363	$1,197	2%
Results for the Three Months Ended March 31, 2022

Commissions and fees. Commissions and fees increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 in part due to higher asset-based revenues reflecting higher average client asset values on mutual funds, annuities and managed accounts. Also contributing to the increase were higher sales-based revenues driven by demand for variable annuity and mutual funds investment products.

Amortization of DAC. Amortization of DAC increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the difference in the market performance of the funds underlying our Canadian segregated funds product in the first quarter of 2022 compared to the first quarter of 2021.

Sales commissions. The increase in asset-based commissions for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was consistent with the increase in asset-based revenues excluding the Canadian segregated funds. Asset-based expenses for our Canadian segregated funds were reflected within insurance commissions and amortization of DAC. The increase in sales-based commissions for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was in part due to the increase in sales-based revenue and in part due to increased sales force bonuses implemented in the second half of 2021.

Other operating expenses. Other operating expenses increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to a combination of growth in the business and meeting-related expenses associated with field leadership trips and the upcoming biennial convention, which had been postponed due to the COVID-19 pandemic and rescheduled to June 2022.

Senior Health Segment Results. Senior Health segment results were as follows:

	Three months ended March 31,
	2022	2021 (1)
	(Dollars in thousands)
Revenues:
Commissions and fees (2)	$1,278	N/A
Other, net	4,553	N/A
Total revenues	5,831	N/A

Benefits and expenses:
Contract acquisition costs	20,649	N/A
Other operating expenses	8,267	N/A
Total benefits and expenses	28,916	N/A
Loss before income taxes	$(23,085)	N/A
(1)	No comparable period results of operations are available due to our acquisition of e-TeleQuote on July 1, 2021.
(2)	Net of tail revenue adjustments of ($19.1) million.

Results for the Three Months Ended March 31, 2022

Commissions and fees. Commissions and fees reflect the lifetime value of commissions expected to be received for approved Medicare insurance policies distributed on behalf of health insurance carriers as well as tail revenue adjustments recognized to the expected value of commissions for policies distributed in previous periods. During the three months ended March 31, 2022, we recognized a $19.1 million negative tail revenue adjustment as a result of lower than expected renewals for policies approved in prior periods. The negative tail adjustment offset commissions and fees revenue of $20.3 million recognized for the lifetime value of commissions for policies approved during the three months ended March 31, 2022. The lifetime value of commissions for policies approved during the period reflect reduced LTV’s recognizing recent renewal experience.

Other, net. Marketing development revenue was received for providing marketing services on behalf of certain health insurance carriers for the three months ended March 31, 2022. Agreements for marketing development revenue are generally short-term in nature and can vary from period to period

Contract acquisition costs. Contract acquisition costs are primarily comprised of costs associated with acquiring leads from third parties and internally generated leads including fees paid to Primerica Senior Health certified independent sales representatives as well as compensation, training and licensing costs associated with e-TeleQuote’s licensed health insurance agents. Contract acquisition cost during the three months ended March 31, 2022 reflect selective procurement of high quality leads and a deliberate approach in limiting agent recruiting.

Other operating expenses. Represents other operating expenses incurred during the period. These expenses are not directly tied to the distribution of Medicare insurance products and consist of intangible amortization, depreciation, technology and communications, and other administrative fees. Other operating expenses includes $2.6 million of amortization expense for intangible assets and internally developed software identified as part of the e-TeleQuote acquisition.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$5,412	$5,713	$(301)	(5)%
Ceded premiums	(1,439)	(1,423)	16	1%
Net premiums	3,973	4,290	(317)	(7)%
Commissions and fees	12,627	13,571	(944)	(7)%
Investment income net of investment expenses	22,975	26,945	(3,970)	(15)%
Interest expense on surplus note	(15,515)	(15,146)	369	2%
Net investment income	7,460	11,799	(4,339)	(37)%
Realized investment gains (losses)	577	622	(45)	*
Other investment gains (losses)	174	1,144	(970)	*
Investment gains (losses)	751	1,766	(1,015)	*
Other, net	1,117	836	281	34%
Total revenues	25,928	32,262	(6,334)	(20)%
Benefits and expenses:
Benefits and claims	4,166	4,826	(660)	(14)%
Amortization of DAC	255	246	9	4%
Insurance expenses	1,237	1,391	(154)	(11)%
Insurance commissions	282	299	(17)	(6)%
Sales commissions	5,952	6,434	(482)	(7)%
Interest expense	6,853	7,145	(292)	(4)%
Other operating expenses	37,232	35,211	2,021	6%
Total benefits and expenses	55,977	55,552	425	1%
Loss before income taxes	$(30,049)	$(23,290)	$6,759	29%
*	Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2022

Total revenues. Total revenues decreased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to lower net investment income, which was attributed to the items discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above as well as the impact of more net investment income being allocated to the Term Life Insurance segment.

Total benefits and expenses. Total benefits and expenses increased slightly during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as a result of higher other operating expenses primarily due to growth and employee related expenses.

Financial Condition

Investments. Our insurance business is primarily focused on selling term life insurance, which does not include an investment component for the policyholder. The invested asset portfolio funded by premiums from the term life insurance business does not involve the substantial asset accumulations and spread requirements that exist with other non-term life insurance products. As a result, the profitability of the term life insurance business is not as sensitive to the impact that interest rates have on our invested asset portfolio and investment income as the profitability of other companies that distribute non-term life insurance products.

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of March 31, 2022, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates or credit spreads could result in significant losses in the value of our invested asset portfolio. For example, the significant increase in interest rates during the three months ended March 31, 2022 resulted in the invested asset portfolio having an unrealized loss of $84.4 million as of March 31, 2022 compared to an unrealized gain of $81.2 million as of December 31, 2021. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments as we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them.

Details on asset mix (excluding our held-to-maturity security) were as follows:

	March 31, 2022	December 31, 2021
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.9 years	4.8 years
Average book yield of our fixed-maturity portfolio	3.18%	3.12%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	March 31, 2022		December 31, 2021
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$590,961	21%	$495,055	19%
AA	313,238	11%	312,418	12%
A	663,470	24%	644,775	24%
BBB	1,114,465	40%	1,079,123	41%
Below investment grade	85,535	3%	93,294	4%
Not rated	34,565	1%	21,078	*
Total	$2,802,234	100%	$2,645,743	100%
(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	March 31, 2022
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$17,054	$17,505	$(451)	AAA
Province of Ontario Canada	13,940	14,140	(200)	A+
Province of Quebec Canada	13,283	13,234	49	AA-
Morgan Stanley	13,072	13,079	(7)	BBB+
TC Energy Corp	11,993	12,583	(590)	BBB+
Province of Alberta Canada	11,919	12,319	(400)	A
ConocoPhillips	11,507	11,060	447	A-
Enbridge Inc	11,340	11,708	(368)	BBB+
Manulife Financial Corp	10,418	10,434	(16)	A
Oracle Corp	10,285	10,274	11	BBB+
Total – ten largest holdings	$124,811	$126,336	$(1,525)
Total – fixed-maturity securities	$2,717,848	$2,802,234
Percent of total fixed-maturity securities	5%	5%
(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of March 31, 2022, the Parent Company had cash and invested assets of $260.3 million.

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

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-Tele-Quote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, as a growing business, net cash flows at e-TeleQuote are expected to be negative for several years, with the Parent Company providing working capital to e-TeleQuote. During the three months ended March 31, 2022, the Parent Company provided no funding to e-TeleQuote. During the first quarter, e-TeleQuote typically generates sufficient cash to fund its operations as it receives commission payments for policies approved during the busy AEP sales period.

Historically, cash flows generated by our businesses, primarily from the existing block of term life policies and investment and savings products, have provided us with sufficient liquidity to meet our operating requirements. We have maintained strong cash flows despite the COVID-19 pandemic due to strong persistency and reinsurance on ceded mortality claims. We anticipate that cash flows from our businesses will continue to provide sufficient operating liquidity over the next 12 months.

If necessary, we could seek to enhance our liquidity position or capital structure through sales of our available-for-sale investment portfolio, changes in the timing or amount of share repurchases, borrowings against our revolving credit facility, sales of common stock or debt instruments in the capital markets or some combination of these sources. Additionally, we believe that cash flows from our businesses and potential sources of funding will sufficiently support our long-term liquidity needs.

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2022	2021	$
	(In thousands)
Net cash provided by (used in) operating activities	$214,299	$119,458	$94,841
Net cash provided by (used in) investing activities	(112,672)	(203,242)	90,570
Net cash provided by (used in) financing activities	(134,571)	(24,652)	(109,919)
Effect of foreign exchange rate changes on cash	222	811	(589)
Change in cash and cash equivalents	$(32,722)	$(107,625)	$74,903

Operating Activities. Cash provided by operating activities during the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 primarily due to the timing of cash payments received from reinsurers for ceded claims. During 2021, the Company paid elevated claims due to the pandemic throughout the quarter and a large portion of reimbursements for claims ceded to reinsurers were outstanding at period end. During 2022, the Company paid lower claims and did not have as large of an increase of ceded claims outstanding  from reinsurers at period end.  Also contributing to the year-over-year increase in cash provided by operating activities was the timing of purchases and maturities of trading securities.

Investing Activities. Cash used in investing activities during the three months ended March 31, 2022 decreased compared to the three months ended March 31, 2021 primarily due to short-term fixed maturity securities investing activities. During the three months ended March 31, 2022, short-term investments acquired in 2021 matured, which allowed these funds to be deployed for share repurchases. During the three months ended March 31, 2021, the Company paused share repurchases in order to accumulate cash to fund the acquisition of e-TeleQuote. This accumulated cash was used to purchase short-term investments with maturity dates aligned with the timing of the acquisition on July 1, 2021.

Financing Activities. Cash used in financing activities increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to repurchases of shares during the 2022 period. The Company paused share repurchases during the three months ended March 31, 2021 in order to accumulate cash to fund the acquisition of e-TeleQuote on July 1, 2021.

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

As of March 31, 2022, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of March 31, 2022, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a single prescriptive reserving formula. Primerica Life adopted PBR as of January 1, 2018 and National Benefit Life Insurance Company adopted the New York amended version of PBR effective January 1, 2021. PBR significantly reduced the redundant statutory policy benefit reserve requirements while still ensuring adequate liabilities are held.  The regulation only applies for business issued after the effective date. See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2021 Annual Report for more information on these redundant reserve financing transactions.

Notes Payable – Long term. The Company has $600.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.550% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes mature November 19, 2031. We were in compliance with the covenants of the Senior Notes as of March 31, 2022. No events of default occurred during the three months ended March 31, 2022.

Notes Payable – Short term. On July 1, 2021, as part of the acquisition of e-TeleQuote, Primerica Health issued the $15.0 million Majority Shareholder Note. The rate of interest payable is 1.5% per annum. The Company repaid $9.0 million and $3.4 million on the Majority Shareholder Note on January 27, 2022 and April 1, 2022, respectively. The remaining principal of this note is $2.6 million, which matures on July 1, 2022.

Rating Agencies. There have been no changes to Primerica, Inc.’s Senior Notes ratings or Primerica Life’s financial strength ratings since December 31, 2021.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of March 31, 2022.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the London Interbank Offered Rate (“LIBOR”) or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available.  The Revolving Credit Facility also permits the issuance of letters of credit.  The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. During the three months ended March 31, 2022, no amounts were drawn under the Revolving Credit Facility and we were in compliance with the covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three months ended March 31, 2022.

Contractual Obligations Update. There have been no material changes in contractual obligations from those disclosed in the 2021 Annual Report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposures to market risk since December 31, 2021. For details on the Company’s interest rate, foreign currency exchange, and credit risks, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2021 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

The Risk Factors contained in our 2021 Annual Report are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2022, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2022	162,834	$153.52	162,834	$231,252,511
February 1 - 28, 2022	193,852	144.44	193,852	253,252,967
March 1 - 31, 2022	391,495	129.89	354,139	207,255,399
Total	748,181	$138.80	710,825	$207,255,399

(1)

Consists of repurchases of 37,356 shares at an average price of $129.89 arising from share-based compensation tax withholdings and (b) open market repurchases of share under the share repurchase program approved by our Board of Directors.

(2)

On November 17, 2021, our Board of Directors authorized a share repurchasing program, which was announced on November 18, 2021, for up to $275.0 million of our outstanding common stock for purchases through December 31, 2022. On February 14, 2022, our Board of Directors authorized an increase of $50.0 million to the share repurchase program authorized on November 17, 2021. The revised program authorizes share repurchases for up to $325.0 million of our outstanding common stock through December 31, 2022.

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

Primerica, Inc.

May 6, 2022	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)