Form 10-Q
period 2022-06-30
Primerica, Inc.
filed 2022-08-09
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 37,453,088 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2022	December 31, 2021
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,777,820 in 2022 and $2,621,388 in 2021)	$2,554,465	$2,702,567
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,378,744 in 2022 and $1,551,113 in 2021)	1,415,940	1,379,100
Short-term investments available-for-sale, at fair value (amortized cost: $3,311 in 2022 and $85,246 in 2021)	3,311	85,243
Equity securities, at fair value (historical cost: $29,365 in 2022 and $34,255 in 2021)	35,877	42,551
Trading securities, at fair value (cost: $9,470 in 2022 and $24,769 in 2021)	8,976	24,355
Policy loans and other invested assets	46,226	30,612
Total investments	4,064,795	4,264,428
Cash and cash equivalents	400,119	392,501
Accrued investment income	19,326	18,702
Reinsurance recoverables	4,069,039	4,268,419
Deferred policy acquisition costs, net	3,028,511	2,943,782
Renewal commissions receivable	193,661	231,751
Agent balances, due premiums and other receivables	250,940	257,675
Goodwill	187,707	179,154
Intangible assets	190,775	195,825
Income taxes	92,352	81,799
Operating lease right-of-use assets	44,438	47,942
Other assets	428,355	441,253
Separate account assets	2,358,987	2,799,992
Total assets	$15,329,005	$16,123,223

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$7,276,278	$7,138,649
Unearned and advance premiums	16,932	16,437
Policy claims and other benefits payable	481,229	585,382
Other policyholders’ funds	501,628	501,823
Note payable - Short term	-	15,000
Note payable - Long term	592,504	592,102
Surplus note	1,415,457	1,378,585
Income taxes	164,972	241,311
Operating lease liabilities	50,249	53,920
Other liabilities	596,409	615,710
Payable under securities lending	96,603	94,529
Separate account liabilities	2,358,987	2,799,992
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	13,551,248	14,033,440

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	2,233	7,271
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 shares in 2022 and 2021; issued and outstanding 37,768 shares in 2022 and 39,368 shares in 2021)	378	394
Paid-in capital	-	5,224
Retained earnings	1,948,244	2,004,506
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	2,648	8,611
Net unrealized investment gains (losses) on available-for-sale securities	(175,746)	63,777
Total permanent stockholders’ equity	1,775,524	2,082,512
Total liabilities and temporary and permanent stockholders’ equity	$15,329,005	$16,123,223

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$808,894	$780,299	$1,607,560	$1,542,526
Ceded premiums	(419,048)	(413,850)	(818,933)	(809,822)
Net premiums	389,846	366,449	788,627	732,704
Commissions and fees	240,688	250,688	492,489	484,733
Investment income net of investment expenses	37,099	36,030	71,519	71,230
Interest expense on surplus note	(15,815)	(15,495)	(31,330)	(30,642)
Net investment income	21,284	20,535	40,189	40,588
Realized investment gains (losses)	56	1,409	632	2,031
Other investment gains (losses)	(1,948)	(708)	(1,773)	436
Investment gains (losses)	(1,892)	701	(1,141)	2,467
Other, net	18,756	16,313	39,745	31,907
Total revenues	668,682	654,686	1,359,909	1,292,399

Benefits and expenses:
Benefits and claims	153,257	168,347	340,326	352,136
Amortization of deferred policy acquisition costs	85,379	54,286	171,442	120,390
Sales commissions	119,763	131,303	253,687	253,197
Insurance expenses	59,461	48,579	118,969	97,346
Insurance commissions	7,594	8,838	15,315	17,578
Contract acquisition costs	19,384	-	40,034	-
Interest expense	6,814	7,141	13,667	14,285
Other operating expenses	79,730	66,726	166,165	139,694
Total benefits and expenses	531,382	485,220	1,119,605	994,626
Income before income taxes	137,300	169,466	240,304	297,773
Income taxes	31,737	41,304	55,977	71,740
Net income (loss)	105,563	128,162	184,327	226,033
Net income (loss) attributable to noncontrolling interests	(2,384)	-	(5,038)	-
Net income (loss) attributable to Primerica, Inc.	$107,947	$128,162	$189,365	$226,033

Earnings per share attributable to common stockholders:
Basic earnings per share	$2.80	$3.23	$4.86	$5.70
Diluted earnings per share	$2.79	$3.22	$4.85	$5.68

Weighted-average shares used in computing earnings per share:
Basic	38,386	39,531	38,801	39,493
Diluted	38,501	39,653	38,914	39,616

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income (loss)	$105,563	$128,162	$184,327	$226,033
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	(138,879)	26,018	(303,818)	(38,874)
Reclassification adjustment for investment (gains) losses included in net income	(56)	(705)	(713)	(1,173)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(9,121)	7,390	(5,963)	12,382
Total other comprehensive income (loss) before income taxes	(148,056)	32,703	(310,494)	(27,665)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(29,628)	5,376	(65,008)	(8,909)
Other comprehensive income (loss), net of income taxes	(118,428)	27,327	(245,486)	(18,756)
Total comprehensive income (loss)	(12,865)	155,489	(61,159)	207,277
Net income (loss) attributable to noncontrolling interests	(2,384)	-	(5,038)	-
Comprehensive income (loss) attributable to Primerica, Inc.	$(10,481)	$155,489	$(56,121)	$207,277

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity– Unaudited

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$388	$394	$394	$393
Repurchases of common stock	(10)	-	(18)	-
Net issuance of common stock	-	-	2	1
Balance, end of period	378	394	378	394

Paid-in capital:
Balance, beginning of period	-	8,138	5,224	-
Share-based compensation	8,961	5,683	23,781	19,788
Net issuance of common stock	(1)	-	(2)	(1)
Repurchases of common stock	(8,960)	(941)	(29,003)	(6,907)
Balance, end of period	-	12,880	-	12,880

Retained earnings:
Balance, beginning of period	1,980,467	1,785,038	2,004,506	1,705,786
Cumulative effect from the adoption of new accounting standards, net	-	-	-	-
Net income attributable to Primerica, Inc.	107,947	128,162	189,365	226,033
Dividends	(21,178)	(18,661)	(42,823)	(37,280)
Repurchases of common stock	(118,992)	-	(202,804)	-
Balance, end of period	1,948,244	1,894,539	1,948,244	1,894,539

Accumulated other comprehensive income:
Balance, beginning of period	(54,670)	83,623	72,388	129,706
Change in foreign currency translation adjustment, net of income taxes	(9,121)	7,390	(5,963)	12,382
Change in net unrealized investment gains (losses) during the period, net of income taxes	(109,307)	19,937	(239,523)	(31,138)
Balance, end of period	(173,098)	110,950	(173,098)	110,950

Total permanent stockholders’ equity	$1,775,524	$2,018,763	$1,775,524	$2,018,763

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$4,617	$-	$7,271	$-
Net income (loss) attributable to noncontrolling interests	(2,384)	-	(5,038)	-
Balance, end of period	$2,233	$-	$2,233	$-

Dividends declared per share	$0.55	$0.47	$1.10	$0.94

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six months ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$184,327	$226,033
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	45,890	170,843
Deferral of policy acquisition costs	(257,187)	(285,707)
Amortization of deferred policy acquisition costs	171,442	120,390
Change in income taxes	(20,353)	(3,366)
Investment (gains) losses	1,141	(2,467)
Accretion and amortization of investments	2,310	2,523
Depreciation and amortization	17,353	10,766
Change in reinsurance recoverables	193,086	43,474
Change in agent balances, due premiums and other receivables	2,771	(13,530)
Change in renewal commissions receivable	26,227	(1,838)
Trading securities sold, matured, or called (acquired), net	14,860	(17,615)
Share-based compensation	18,591	14,192
Change in other operating assets and liabilities, net	(15,976)	11,095
Net cash provided by (used in) operating activities	384,482	274,793

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	5,598	95,812
Fixed-maturity securities — matured or called	211,176	208,270
Short-term investments — sold	-	10,089
Short-term investments — matured or called	85,302	-
Equity securities — sold	-	690
Equity securities — matured or called	3,000	-
Available-for-sale investments acquired:
Fixed-maturity securities	(380,001)	(384,161)
Short-term investments	(3,311)	(50,902)
Equity securities — acquired	(89)	(764)
Purchases of property and equipment and other investing activities, net	(14,360)	(12,102)
Cash collateral received (returned) on loaned securities, net	2,074	8,459
Sales (purchases) of short-term investments using securities lending collateral, net	(2,074)	(8,459)
Purchase of business, net of cash acquired	3,867	-
Net cash provided by (used in) investing activities	(88,818)	(133,068)

Cash flows from financing activities:
Dividends paid	(42,823)	(37,280)
Common stock repurchased	(226,962)	-
Proceeds from revolving credit facility	-	125,000
Payment on note issued to seller of business	(12,364)	-
Tax withholdings on share-based compensation	(4,863)	(6,485)
Finance leases	(129)	(133)
Net cash provided by (used in) financing activities	(287,141)	81,102
Effect of foreign exchange rate changes on cash	(905)	4,195
Change in cash and cash equivalents	7,618	227,022
Cash and cash equivalents, beginning of period	392,501	547,569
Cash and cash equivalents, end of period	$400,119	$774,591

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading provider of financial products to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. On July 1, 2021, we acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. (“Primerica Health”). e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Refer to Note 14 (Acquisition) for more information regarding the acquisition of 80% of e-TeleQuote and Note 15 (Subsequent Events) for information regarding the acquisition of the remaining 20% of e-TeleQuote effective July 1, 2022. Our other primary subsidiaries include the following entities: Primerica Financial Services, LLC (“PFS”), a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd. (“PFSL Investments Canada”); and PFS Investments Inc. (“PFS Investments”), an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company (“NBLIC”), a New York insurance company. Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2022 and December 31, 2021, the statements of income, comprehensive income, and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12” or “LDTI”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits and DAC, including mortality, disability, and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also changes how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The guidance in ASU 2018-12 will be applied to the earliest period presented in the consolidated financial statements beginning on the effective date of January 1, 2023. The adoption of ASU 2018-12 will have an impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls. We are continuing to evaluate the impact the adoption will have on our consolidated financial statements. We are working on model refinement and model governance, finalizing actuarial assumptions and documenting our control process.

Below is a list of topics relevant to the adoption of ASU 2018-12 and the expected impact on the Company.

Topic	Description	Planned Approach
Transition Approach

LDTI guidance can be applied using either:

•the retrospective method, which applies the provisions of the standard from the original policy inception; or

•the modified retrospective method, which applies the provisions of the standard by pivoting off the historical December 31, 2020 future policy benefits reserve (“Pre-transition Reserve”) and deferred acquisition costs (“DAC”) balances just prior to January 1, 2021 (the “Transition Date”).

The Company will elect to adopt the standard using the modified retrospective method for both future policy benefits reserves and amortization of DAC. The Company will adopt the standard effective January 1, 2023.

Cohort Definition

Cohorts refer to the level of policy grouping used in the calculation of the future policy benefits reserve (“FPBR”) and amortization of DAC.

Under LDTI, cohorts must vary by policy issue year and may be set more granularly to reflect additional policy characteristics.

The net premium ratio for each policy cohort is used to calculate FPBR. At the Transition Date, the Net Premium Ratio is defined as the present value of future benefits and claim settlement expenses less the Pre-transition Reserve divided by the present value of the gross premiums. The present value of both the future benefits and gross premiums use best estimate cash flow assumptions at the locked-in discount rate (discount rate at the Transition Date). Under LDTI, a cohort’s Net Premium Ratio is capped at 100%. This concept replaces the need for loss recognition analysis under current GAAP. Any adjustments necessary at the Transition Date to cap the Net Premium Ratio for a cohort at 100% are recognized in retained earnings. After the Transition Date, the Net Premium Ratio will be updated each quarter as projected benefits and premiums are replaced with actual amounts.

The Company will define its Term Life Insurance segment cohorts based on the legal entity that issued the policy and the year the policy was issued.

The Company is still in the process of determining the impact as of the Transition Date for capping the Net Premium Ratio at 100% and expects any necessary adjustments to be isolated.

Discount Rates

LDTI requires entities to use market observable rates, based on an upper-medium grade fixed income instrument yield, to measure future policy benefits reserves each period.

The difference between the FPBR calculated using market observable rates and the Pre-transition Reserve is recognized as part of accumulated other comprehensive income (“AOCI”) at the Transition Date. After the Transition Date, the impact of changes in market observable rates each quarter will be recorded to AOCI and may add volatility to our reported equity.

The Company will use discount rates applied by geography to align with local currency cash flows. Discount rates will consist of yield curves that will be developed using Bloomberg’s Evaluated Pricing Product (BVAL) based on senior unsecured fixed rate bonds ratings of A+, A or A-.

Given how low market observable rates were at the Transition Date, we expect that the amount recorded in AOCI as of the Transition Date will significantly reduce our AOCI and equity balances. The Company is still in the process of quantifying the impact to AOCI as of the Transition Date for calculating the FPBR at market observable discount rates.

Cash Flow Assumptions

LDTI requires entities to use their best estimates for cash flow assumptions with no provision for adverse deviation. Cash flow assumptions are to be reviewed at least annually at the same time each year, or more frequently if experience suggests.

Forecasted cash flow assumptions must be replaced with actual cash flows in FPBR at least annually.

The Company expects to formally review cash flow assumptions during the third quarter each year and update these assumptions as necessary.

The Company will replace forecasted cash flow assumptions with actual cash flows in FPBR each quarter.

The impact of assumption changes and experience variances will be partly reflected in the current period and partly spread to future periods, based on the remaining duration of the impacted cohort(s), by unlocking the Net Premium Ratio in FPBR.

DAC Amortization

LDTI requires DAC to be amortized on a constant-level basis over the expected term of the contracts using an appropriate unit of measure. Companies can amortize DAC either at an individual contract level on a straight-line basis or at a cohort level that approximates a straight-line basis.

Under current GAAP, DAC is amortized using amortization models linked to revenue or profit. Also, interest is accrued on unamortized DAC under current GAAP while LDTI disallows the accrual of interest.

The Company anticipates it will use current face amount as a unit of measure to amortize DAC for its term life insurance products and policy count as a unit of measure to amortize DAC for its Canadian segregated funds products. In addition, the Company expects to group contracts by cohort to amortize DAC.

For term life insurance products, we expect DAC to be amortized more slowly under LDTI as compared with current GAAP.

For Canadian segregated funds, we expect DAC amortization to be less volatile than under current GAAP as it will no longer be based on the present value of gross profits, which are subject to changes in the market value of assets under management.

Market Risk Benefits (“MRBs”)	MRBs are benefits that protect policyholders from capital market risk. Under LDTI, MRBs are measured at fair value.

The Company has MRBs from limited guaranteed benefits provided as part of our Canadian segregated funds products.

We are still undergoing the process of evaluating MRBs associated with our Canadian segregated funds products but we currently anticipate that the fair value of MRBs associated with this product will be immaterial when LDTI is adopted.

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

Notable information included in profit or loss by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenues:
Term life insurance segment	$410,707	$383,536	$829,136	$765,565
Investment and savings products segment	222,416	238,012	463,455	461,434
Senior health segment	11,814	N/A	17,645	N/A
Corporate and other distributed products segment	23,745	33,138	49,673	65,400
Total revenues	$668,682	$654,686	$1,359,909	$1,292,399

Net investment income:
Term life insurance segment	$12,286	$8,751	$23,731	$17,004
Investment and savings products segment	-	-	-	-
Senior health segment	-	N/A	-	N/A
Corporate and other distributed products segment	8,998	11,784	16,458	23,584
Total net investment income	$21,284	$20,535	$40,189	$40,588

Amortization of DAC:
Term life insurance segment	$79,668	$52,235	$161,551	$114,820
Investment and savings products segment	5,463	1,786	9,388	5,061
Senior health segment	-	N/A	-	N/A
Corporate and other distributed products segment	248	265	503	509
Total amortization of DAC	$85,379	$54,286	$171,442	$120,390

Non-cash share-based compensation expense:
Term life insurance segment	$618	$744	$2,743	$2,733
Investment and savings products segment	683	658	1,887	1,866
Senior health segment	-	N/A	-	N/A
Corporate and other distributed products segment	4,853	1,137	13,961	9,593
Total non-cash share-based compensation expense	$6,154	$2,539	$18,591	$14,192

Income (loss) before income taxes:
Term life insurance segment	$119,879	$116,776	$211,455	$205,012
Investment and savings products segment	58,975	71,154	123,535	134,515
Senior health segment	(16,150)	N/A	(39,235)	N/A
Corporate and other distributed products segment	(25,404)	(18,464)	(55,451)	(41,754)
Total income before income taxes	$137,300	$169,466	$240,304	$297,773

Total assets by segment were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Assets:
Term life insurance segment	$7,170,540	$7,274,820
Investment and savings products segment (1)	2,471,475	2,920,271
Senior health segment	483,123	528,974
Corporate and other distributed products segment	5,203,867	5,399,158
Total assets	$15,329,005	$16,123,223

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $112.5 million and $120.3 million as of June 30, 2022 and December 31, 2021, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets and condensed consolidated statements of income, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenues by country:
United States	$575,517	$554,516	$1,161,671	$1,093,462
Canada	93,165	100,170	198,238	198,937
Total revenues	$668,682	$654,686	$1,359,909	$1,292,399

	June 30, 2022	December 31, 2021
	(In thousands)
Long-lived assets by country:
United States	$53,735	$62,921
Canada	3,451	3,871
Other	232	230
Total long-lived assets	$57,418	$67,022

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$32,924	$46	$(718)	$32,252
Foreign government	159,464	623	(10,255)	149,832
States and political subdivisions	143,750	247	(14,457)	129,540
Corporates	1,650,504	3,338	(136,869)	1,516,973
Residential mortgage-backed securities	484,034	701	(45,673)	439,062
Commercial mortgage-backed securities	145,360	6	(9,861)	135,505
Other asset-backed securities	161,784	182	(10,665)	151,301
Total fixed-maturity securities	2,777,820	5,143	(228,498)	2,554,465
Short-term investments	3,311	-	-	3,311
Total fixed-maturity securities and short-term investments	$2,781,131	$5,143	$(228,498)	$2,557,776

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$32,292	$187	$(79)	$32,400
Foreign government	147,288	6,283	(595)	152,976
States and political subdivisions	147,455	6,326	(254)	153,527
Corporates	1,649,334	72,418	(8,068)	1,713,684
Residential mortgage-backed securities	373,753	5,108	(3,230)	375,631
Commercial mortgage-backed securities	142,631	3,314	(420)	145,525
Other asset-backed securities	128,635	1,409	(1,220)	128,824
Total fixed-maturity securities	2,621,388	95,045	(13,866)	2,702,567
Short-term investments	85,246	1	(4)	85,243
Total fixed-maturity and short-term investments	$2,706,634	$95,046	$(13,870)	$2,787,810

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of June 30, 2022 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$210,474	$210,206
Due after one year through five years	762,311	737,052
Due after five years through 10 years	737,704	649,755
Due after 10 years	276,153	231,584
	1,986,642	1,828,597
Mortgage- and asset-backed securities	791,178	725,868
Total AFS fixed-maturity securities	$2,777,820	$2,554,465

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	June 30, 2022		December 31, 2021
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$9,470	$8,976	$24,769	$24,355

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

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of June 30, 2022, the LLC Note had an estimated unrealized holding loss of $37.2 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 12 (Debt) for more information on the Surplus Note.

As of June 30, 2022, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.3 million and $7.6 million as of June 30, 2022 and December 31, 2021, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $96.6 million and $94.5 million as of June 30, 2022 and December 31, 2021, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Fixed-maturity securities (available-for-sale)	$22,414	$20,155	$43,303	$40,175
Fixed-maturity security (held-to-maturity)	15,815	15,495	31,330	30,642
Equity securities	371	411	758	803
Policy loans and other invested assets	58	98	160	329
Cash and cash equivalents	498	156	623	275
Total return on deposit asset underlying 10% coinsurance agreement(1)	(769)	1,068	(2,279)	1,643
Gross investment income	38,387	37,383	73,895	73,867
Investment expenses	(1,288)	(1,353)	(2,376)	(2,637)
Investment income net of investment expenses	37,099	36,030	71,519	71,230
Interest expense on surplus note	(15,815)	(15,495)	(31,330)	(30,642)
Net investment income	$21,284	$20,535	$40,189	$40,588
(1)

For the three and six months ended June 30, 2022, includes $(1.3) million and $(3.4) million, respectively, of net losses recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement. For the three and six months ended June 30, 2021, includes $(0.2) million and $(1.0) million, respectively, of net losses recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale securities fixed maturity securities	$420	$3,213	$1,022	$3,978
Gross losses from sales of available-for-sale fixed maturity securities	(364)	(1,804)	(390)	(1,947)
Net realized investment gains (losses):	56	1,409	632	2,031
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	-	(704)	81	(858)
Market gains (losses) recognized in net income during the period on equity securities	(1,949)	112	(1,833)	1,536
Gains (losses) from bifurcated options	-	(33)	-	(50)
Gains (losses) on trading securities	1	(83)	(21)	(192)
Other investment gains (losses):	(1,948)	(708)	(1,773)	436
Investment gains (losses)	$(1,892)	$701	$(1,141)	$2,467

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Proceeds from sales or other redemptions	$162,963	$208,785	$302,076	$314,171

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

Credit Losses for Available-for-sale Securities. The following table summarizes all available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2022, aggregated by major security type and length of time such securities have continuously been in an unrealized loss position:

	June 30, 2022
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$28,438	$(614)	$1,472	$(104)
Foreign government	122,160	(7,938)	6,517	(2,317)
States and political subdivisions	113,680	(14,386)	969	(71)
Corporates	1,192,279	(117,546)	81,221	(19,323)
Residential mortgage-backed securities	393,787	(42,970)	22,195	(2,703)
Commercial mortgage-backed securities	126,131	(9,235)	8,004	(626)
Other asset-backed securities	137,920	(10,154)	4,317	(511)
Total fixed-maturity securities	2,114,395	(202,843)	124,695	(25,655)
Short-term investments:
U.S. government and agencies	837	-	-	-
Total short-term investments	837	-	-	-
Total fixed-maturity securities and short-term investments	$2,115,232	$(202,843)	$124,695	$(25,655)

	December 31, 2021
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$24,928	$(45)	$1,557	$(34)
Foreign government	18,894	(384)	3,335	(211)
States and political subdivisions	15,909	(254)	-	-
Corporates	341,963	(5,035)	59,414	(3,033)
Residential mortgage-backed securities	234,911	(3,131)	2,707	(99)
Commercial mortgage-backed securities	47,220	(419)	117	(1)
Other asset-backed securities	80,509	(1,037)	3,779	(183)
Total fixed-maturity securities	764,334	(10,305)	70,909	(3,561)
Short-term investments:
U.S. government and agencies	34,967	*	-	-
Foreign government	4,995	*	-	-
States and political subdivisions	11,394	(1)	-	-
Corporates	23,891	(3)	-	-
Total short-term investments	75,247	(4)	-	-
Total fixed-maturity securities and short-term investments	$839,581	$(10,309)	$70,909	$(3,561)

*  Less than $1 thousand.

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $2.5 billion and $924.4 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, we did not recognize credit losses in the unaudited condensed consolidated statements of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments. For those that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them. The sharp increase in interest rates during the six months ended June 30, 2022 was the primary driver of the increase in unrealized losses on available-for-sale securities.

For the three months ended June 30, 2022, we did not recognize any credit (gains) losses in the unaudited condensed consolidated statements of income on available-for-sale securities. For the six months ended June 30, 2022, we recorded a total of $(0.1) million for credit (gains) losses in the unaudited condensed consolidated statements of income on available-for-sale securities. For the three and six months ended June 30, 2021, we recorded a total of $0.7 million and $0.9 million, respectively, for credit (gains) losses in the unaudited condensed consolidated statements of income on available-for-sale securities. We recognized credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv)

analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Allowance for credit losses, beginning of period	$735	$154	$816	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	-	-	-	154
Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	-	704	(81)	704
Write-offs charged against the allowance, if any	(735)	-	(735)	-
Allowance for credit losses, end of period	$-	$858	$-	$858

Derivatives. We carry a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of June 30, 2022 and December 31, 2021. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations. We have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$32,252	$-	$32,252
Foreign government	-	149,832	-	149,832
States and political subdivisions	-	129,540	-	129,540
Corporates	5,049	1,511,924	-	1,516,973
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	439,062	-	439,062
Commercial mortgage-backed securities	-	135,505	-	135,505
Other asset-backed securities	-	151,301	-	151,301
Total available-for-sale fixed-maturity securities	5,049	2,549,416	-	2,554,465
Short-term investments	-	3,311	-	3,311
Total available-for-sale securities	5,049	2,552,727	-	2,557,776
Equity securities	33,228	1,015	1,634	35,877
Trading securities	-	8,976	-	8,976
Cash and cash equivalents	398,823	1,296	-	400,119
Separate accounts	-	2,358,987	-	2,358,987
Total fair value assets	$437,100	$4,923,001	$1,634	$5,361,735
Fair value liabilities:
Separate accounts	$-	$2,358,987	$-	$2,358,987
Total fair value liabilities	$-	$2,358,987	$-	$2,358,987

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$32,400	$-	$32,400
Foreign government	-	152,976	-	152,976
States and political subdivisions	-	153,527	-	153,527
Corporates	5,898	1,707,786	-	1,713,684
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	375,604	27	375,631
Commercial mortgage-backed securities	-	145,525	-	145,525
Other asset-backed securities	-	128,824	-	128,824
Total available-for-sale fixed-maturity securities	5,898	2,696,642	27	2,702,567
Short-term investments	-	85,243	-	85,243
Total available-for-sale securities	5,898	2,781,885	27	2,787,810
Equity securities	37,912	1,070	3,569	42,551
Trading securities	-	24,355	-	24,355
Cash and cash equivalents	351,508	40,993	-	392,501
Separate accounts	-	2,799,992	-	2,799,992
Total fair value assets	$395,318	$5,648,295	$3,596	$6,047,209
Fair value liabilities:
Separate accounts	$-	$2,799,992	$-	$2,799,992
Total fair value liabilities	$-	$2,799,992	$-	$2,799,992

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30, (1)
	2022	2021	2022	2021
	(In thousands)
Level 3 assets, beginning of period	$10,689	$4,177	$3,596	$2,047
Net unrealized gains (losses) included in other comprehensive income	108	-	106	-
Realized gains (losses) and accretion (amortization) recognized in earnings	7	(150)	(200)	(234)
Purchases	1,588	999	7,491	999
Sales	-	-	-	-
Settlements	(1,400)	(2,190)	(1,400)	(2,190)
Transfers into Level 3	-	500	1,399	2,714
Transfers out of Level 3	(9,358)	-	(9,358)	-
Level 3 assets, end of period	$1,634	$3,336	$1,634	$3,336
(1)	Activities for investments that enter and exit Level 3 in different quarters within the same fiscal year are not eliminated until the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and six months ended June 30, 2022 and 2021.

The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2022		December 31, 2021
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,554,465	$2,554,465	$2,702,567	$2,702,567
Fixed-maturity security (held-to-maturity) (3)	1,415,940	1,378,744	1,379,100	1,551,113
Short-term investments (available-for-sale)	3,311	3,311	85,243	85,243
Equity securities	35,877	35,877	42,551	42,551
Trading securities	8,976	8,976	24,355	24,355
Policy loans (3)	33,069	33,069	30,612	30,612
Deposit asset underlying 10% coinsurance agreement (3)	227,958	227,958	231,368	231,368
Separate accounts	2,358,987	2,358,987	2,799,992	2,799,992
Liabilities:
Notes payable - Long term (1) (2)	$592,504	$505,791	$592,102	$605,667
Surplus note (1) (3)	1,415,457	1,372,732	1,378,585	1,545,854
Separate accounts	2,358,987	2,358,987	2,799,992	2,799,992
(1)	Carrying value amounts shown are net of issuance costs.
(2)	Classified as a Level 2 fair value measurement.
(3)	Classified as a Level 3 fair value measurement.

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

Details on in-force life insurance were as follows:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Direct life insurance in-force	$916,778,660	$905,819,671
Amounts ceded to other companies	(785,290,868)	(777,826,233)
Net life insurance in-force	$131,487,792	$127,993,438
Percentage of reinsured life insurance in-force	86%	86%

Benefits and claims ceded to reinsurers during the three and six months ended June 30, 2022 were $339.1 million and $842.9 million, respectively, compared to $435.3 million and $987.9 million, respectively, for the three and six months ended June 30, 2021.

Reinsurance recoverables as of June 30, 2022 and December 31, 2021 include ceded reserve balances, ceded claim liabilities, and ceded claims paid. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	June 30, 2022		December 31, 2021
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life & Health America Inc. (Novated from Pecan Re Inc.) (1) (2)	$2,490,426	A+	$-	-
Pecan Re Inc. (1)(2)	-	-	2,567,602	NR
SCOR Global Life Reinsurance Companies (3)	397,858	A+	426,634	A+
Munich Re of Malta (2) (5)	268,535	NR	278,591	NR
Swiss Re Life & Health America Inc. (4)	236,628	A+	259,239	A+
American Health and Life Insurance Company (2)	153,552	B++	157,837	B++
Munich American Reassurance Company	132,432	A+	142,705	A+
RGA Reinsurance	124,265	A+	140,953	A+
Korean Reinsurance Company	117,967	A	134,048	A
Hannover Life Reassurance Company	44,657	A+	49,749	A+
TOA Reinsurance Company	34,487	A	38,909	A
All other reinsurers	71,196	-	75,094	-
Allowance for credit losses	(2,964)		(2,942)
Reinsurance recoverables	$4,069,039		$4,268,419

NR – not rated

(1)	Effective April 1, 2022, the coinsurance agreement with Pecan Re Inc. was novated and replaced by an agreement with Swiss Re Life and Health America, Inc.
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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Balance, beginning of period	$3,083	$7,363	$2,942	$7,144
Current period provision for expected credit losses	51	291	192	510
Less: Recoveries from expected credit losses previously recorded	(170)	-	(170)	-
Balance, at the end of period	$2,964	$7,654	$2,964	$7,654

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Six months ended June 30,
	2022	2021
	(In thousands)
Policy claims and other benefits payable, beginning of period	$585,382	$519,711
Less reinsured policy claims and other benefits payable	638,007	545,857
Net balance, beginning of period	(52,625)	(26,146)
Incurred related to current year	127,911	137,285
Incurred related to prior years (1)	(2,522)	(813)
Total incurred	125,389	136,472
Claims paid related to current year, net of reinsured policy claims received	(170,149)	(213,880)
Reinsured policy claims received related to prior years, net of claims paid	65,135	32,882
Total paid	(105,014)	(180,998)
Foreign currency translation	(150)	210
Net balance, end of period	(32,400)	(70,462)
Add reinsured policy claims and other benefits payable	513,629	541,752
Balance, end of period	$481,229	$471,290
(1)	Includes the difference between our estimate of claims incurred but not yet reported as of period-end and the actual incurred claims reported after period-end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity, adjusted for any current new trends and conditions, and reported lag time experience.

(7) Stockholders’ Equity

A reconciliation of the number of shares of our outstanding common stock follows:

	Six months ended June 30,
	2022	2021
	(In thousands)
Common stock, beginning of period	$39,368	$39,306
Shares issued for stock options exercised	-	10
Shares of common stock issued upon lapse of sales restrictions on restricted stock units (“RSUs”)	166	176
Common stock retired	(1,766)	(48)
Common stock, end of period	$37,768	$39,444

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of June 30, 2022, we had a total of 291,399 RSUs and 74,054 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares issued could be higher or lower based on actual versus targeted performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

On November 17, 2021 our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through December 31, 2022 (the “Share Repurchase Program”). On February 14, 2022, our Board of Directors authorized an increase of $50.0 million to the Share Repurchase Program authorized on November 17, 2021. As revised, the program authorizes share repurchases for up to $325.0 million of our outstanding common stock through December 31, 2022. Under the Share Repurchase Program, we repurchased 1,852,614 shares of our common stock in the open market for an aggregate purchase price of $245.7 million through June 30, 2022. Approximately $79.3 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of June 30, 2022.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income attributable to Primerica, Inc.	$107,947	$128,162	$189,365	$226,033
Income attributable to unvested participating securities	(477)	(525)	(811)	(945)
Net income used in calculating basic EPS	$107,470	$127,637	$188,554	$225,088
Denominator:
Weighted-average vested shares	38,386	39,531	38,801	39,493
Basic EPS	$2.80	$3.23	$4.86	$5.70

Diluted EPS:
Numerator:
Net income attributable to Primerica, Inc.	$107,947	$128,162	$189,365	$226,033
Income attributable to unvested participating securities	(476)	(524)	(809)	(942)
Net income used in calculating diluted EPS	$107,471	$127,638	$188,556	$225,091
Denominator:
Weighted-average vested shares	38,386	39,531	38,801	39,493
Dilutive effect of incremental shares to be issued for contingently-issuable shares	115	122	113	123
Weighted-average shares used in calculating diluted EPS	38,501	39,653	38,914	39,616
Diluted EPS	$2.79	$3.22	$4.85	$5.68

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

The impact of equity awards granted under the OIP are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Equity awards expense recognized	$2,826	$2,539	$15,007	$14,192
Equity awards expense deferred	2,810	2,730	5,187	5,179

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

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of June 30, 2022, the amount of the LOC outstanding was $115.0 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of June 30, 2022, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(11) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(9,121)	$7,390	$(5,963)	$12,382
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(9,121)	$7,390	$(5,963)	$12,382
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(138,879)	$26,018	$(303,818)	$(38,874)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(29,616)	5,524	(64,858)	(8,663)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(109,263)	20,494	(238,960)	(30,211)
			…
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(56)	(705)	(713)	(1,173)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(12)	(148)	(150)	(246)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(44)	(557)	(563)	(927)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(109,307)	$19,937	$(239,523)	$(31,138)

(12) Debt

Notes Payable – Long Term. As of June 30, 2022, the Company had $600.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 2.80% that are scheduled to mature on November 19, 2031. As of June 30, 2022, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three and six months ended June 30, 2022.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2021 Annual Report.

Notes Payable – Short Term. On July 1, 2021, as part of the acquisition of e-TeleQuote, Primerica Health issued a $15.0 million unsecured, subordinated note, guaranteed by the Parent Company, to Etelequote Limited’s (“Etelequote Bermuda”) majority shareholder (the “Majority Shareholder Note”). There was no outstanding balance due on this note as of June 30, 2022.

Surplus Note. As of June 30, 2022, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.4 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 3 (Investments).

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a LIBOR rate loan, or a base rate loan. LIBOR rate loans bear interest at a periodic rate equal to one-, three-, six-, or 12-month LIBOR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month LIBOR plus 1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three and six months ended June 30, 2022, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with the covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and six months ended June 30, 2022.

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$12,374	$12,313	$24,550	$24,125
Total segment revenues from contracts with customers	12,374	12,313	24,550	24,125
Revenues from sources other than contracts with customers	398,333	371,223	804,586	741,440
Total Term Life Insurance segment revenues	$410,707	$383,536	$829,136	$765,565

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$88,701	$104,716	$191,942	$202,828
Asset-based revenues	93,419	92,288	190,773	177,901
Account-based revenues	22,592	21,848	44,134	42,968
Other, net	3,022	2,958	6,166	5,907
Total segment revenues from contracts with customers	207,734	221,810	433,015	429,604
Revenues from sources other than contracts with customers (segregated funds)	14,682	16,202	30,440	31,830
Total Investment and Savings Products segment revenues	$222,416	$238,012	$463,455	$461,434

Senior Health segment revenues:
Commissions and fees	$9,343	N/A	$10,621	N/A
Other, net	2,471	N/A	7,024	N/A
Total Senior Health segment revenues	$11,814	N/A	$17,645	N/A

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$11,951	$15,634	$24,579	$29,206
Other, net	889	1,042	2,005	1,875
Total segment revenues from contracts with customers	12,840	16,676	26,584	31,081
Revenues from sources other than contracts with customers	10,905	16,462	23,089	34,319
Total Corporate and Other Distributed Products segment revenues	$23,745	$33,138	$49,673	$65,400

Renewal Commissions Receivable. For revenue associated with ongoing renewal commissions in the Senior Health and Corporate and Other Distributed Products segments, we record a renewal commission receivable asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the satisfaction of the performance obligation, less amounts that are constrained in the accompanying unaudited condensed consolidated balance sheets. From time to time, new facts or circumstances that were not available at the time of the initial estimate may indicate that the expected renewal commissions are higher or lower than our renewal commissions receivable. In those situations, the expected renewal commissions receivable will be written down or up to its revised expected value by adjustments to revenue, which we refer to as tail revenue adjustments. During the three and six months ended June 30, 2022, we recognized a tail revenue adjustment to reduce the balance of the renewal commissions receivable in the Senior Health business as retention for policies scheduled to renew during the period was lower than expectations.

Activity in the Renewal commissions receivable account was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Senior Health segment:
Balance, beginning of period	$153,783	N/A	$172,308	N/A
Measurement period adjustment (1)	(11,863)	N/A	(11,863)	N/A
Commissions revenue	9,563	N/A	22,412	N/A
Less: collections	(11,910)	N/A	(24,224)	N/A
Tail revenue adjustments from change in estimate	(5,361)	N/A	(24,421)	N/A
Balance, at the end of period	$134,212	N/A	$134,212	N/A

Corporate and Other Distributed Products segments:
Balance, beginning of period	$59,392	$55,704	$59,443	$54,845
Commissions revenue	6,283	6,898	11,926	13,159
Less: collections	(6,226)	(5,919)	(11,920)	(11,321)
Balance, at the end of period	$59,449	$56,683	$59,449	$56,683

(1)   The measurement period adjustment was recorded during the three and six months ended June 30, 2022 in order to finalize the purchase price allocation for the acquisition of e-TeleQuote. Refer to Note 14 (Acquisition) for further details.

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

The Company’s subsidiary, Primerica Health, purchased from the shareholders of Etelequote Bermuda (the “selling shareholders”) 100% of the issued and outstanding capital stock of e-TeleQuote and its subsidiaries for consideration of (i) approximately $350 million in cash, (ii) replacement of e-TeleQuote’s debt as of the closing date of $146 million with intercompany funding provided by the Parent Company, (iii) a $15 million Majority Shareholder Note and (iv) common shares of Primerica Health constituting 20% of the total issued and outstanding shares of capital stock of Primerica Health that were issued to Etelequote Bermuda’s minority shareholders, most of which include or are beneficially owned by e-TeleQuote’s management (“Noncontrolling Equity Holders”). The cash consideration provided was subsequently reduced by $3.9 million as a result of the final purchase price agreed upon with the sellers following finalization of the closing statement. Effective July 1, 2022, the Parent Company acquired the remaining 20% interest held by the Noncontrolling Equity Holders. Refer to Note 15 (Subsequent Events) for further details.

The following table presents the preliminary purchase price allocation recorded in the Company’s consolidated balance sheet as of the acquisition date, adjustments made during the measurement period ended June 30, 2022, and the final purchase price allocation:

	Preliminary Purchase Price Adjustment	2021 Measurement Period Adjustments		2022 Measurement Period Adjustments	Final Acquisition Date Purchase Price Allocation
	(In thousands)
Assets:
Cash and cash equivalent	1,080	-		-	1,080
Accounts receivables	692	(389)		-	303
Renewal commissions receivable	199,575	(46,128)		(11,863)	141,584
Other assets	15,705	-		-	15,705
Intangible assets	162,000	(6,000)		-	156,000
Goodwill	224,180	30,973		8,553	263,706
Total assets	603,232	(21,544)		(3,310)	578,378

Liabilities:
Accounts payable and accrued expenses	8,785	(4,195)	(1)	-	4,590
Deferred tax liability	65,425	(13,482)		(3,310)	48,633
Other liabilities	10,046	-		-	10,046
Total liabilities	84,256	(17,677)		(3,310)	63,269
Net assets acquired	518,976	(3,867)		-	515,109

Temporary Stockholders' Equity:
Redeemable noncontrolling interests	8,437	-		-	8,437
Total temporary stockholders' equity	8,437				8,437
(1)	The Company also recognized an adjustment during the measurement period to reclassify certain amounts from a payable to a reduction in the renewal commissions receivable.

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

During the measurement period, the Company made two adjustments to renewal commissions receivable as of the acquisition date. The adjustments, which were booked in 2021 and 2022 resulted from the Company’s reassessment of the estimates made by e-TeleQuote for the variable consideration expected for approved policies as of the acquisition date. The reassessment of estimates involved the implementation of an enhanced algorithmic model for processing historical lapse data and forecasting future policy duration curves. In addition, the Company revised the estimate for renewal commission rate escalation assumptions in accordance with its accounting policy for determining constraints of variable consideration. As a result, the Company recognized a purchase price allocation adjustment to decrease renewal commissions receivable and deferred tax liability with a corresponding increase to goodwill.

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

Goodwill is calculated as the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed. The amount of goodwill calculated as of the acquisition date determined by the final purchase price allocation was $263.7 million. As discussed in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) of our consolidated financial statements within our 2021 Annual Report, the Company recognized a non-cash goodwill impairment charge of $76.0 million at December 31, 2021. The goodwill created in the acquisition is not deductible for tax purposes and there was no impact to income taxes from the goodwill impairment charge recorded. As of June 30, 2022, goodwill recognized by the Company from the acquisition was $187.7 million. Goodwill will be tested for impairment in conjunction with the Company’s annual impairment assessment on July 1, 2022 during our fiscal third quarter.

For the three and six months ended June 30, 2022, transaction costs related to the e-TeleQuote acquisition included within Other operating expenses in the unaudited condensed consolidated statements of income were $0.1 million and $1.0 million, respectively.

The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the three and six months ended June 30, 2021 and the unaudited results of e-TeleQuote for the three and six months ended June 30, 2021, and assumes that the e-TeleQuote acquisition, which closed on July 1, 2021, was completed on January 1, 2021 (the first day of fiscal 2021). The pro forma consolidated financial information has been calculated after applying adjustments for amortization expense of acquired intangible assets and the consequential tax effect. These pro forma results have been prepared for comparative purpose only and do not purport to be indicative of the operating results of the Company that would have been achieved had the e-TeleQuote acquisition actually taken place on January 1, 2021. In addition, these results are not intended to project future results and do not reflect events that may occur including, but not limited to, revenue enhancements, cost savings or operating synergies that the Company may achieve as a result of the Acquisition.

	Three months ended June 30, 2021	Six months ended June 30, 2021
	(in thousands)
Revenue	$682,190	$1,357,658
Net income (loss)	121,680	218,041

(15) Subsequent Events

In connection with the Company’s acquisition of e-TeleQuote, the Company entered into a shareholders’ agreement with the Noncontrolling Equity Holders of Primerica Health (the “Shareholders’ Agreement”) which, among other matters, sets forth certain call and put rights starting in 2022. Under the terms of the Shareholders’ Agreement, the Company agreed to purchase, and the noncontrolling equity holders agreed to sell, the remaining 20% stake over a period of up to four years through a series of call and put rights. The Shareholders’ Agreement provides for the purchase of the noncontrolling equity holders’ equity interests in Primerica Health at a contractually defined formulaic purchase price (the “Formulaic Price”), which is based on a discounted calculation of selected peer company equity value multiples times the trailing twelve months of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) reduced by the balance of intercompany debt owed by e-TeleQuote to the Parent Company.

Effective July 1, 2022, the Company executed its call option to acquire the remaining 20% of Primerica Health, which owns e-TeleQuote. The contractually defined Formulaic Price calculation resulted in a purchase price of zero. As such, no further consideration was required to obtain the outstanding 20% stake in Primerica Health.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2021 to June 30, 2022. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2021 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•	Business Overview
•	Business Trends and Conditions
•	Factors Affecting Our Results
•	Critical Accounting Estimates
•	Results of Operations
•	Financial Condition
•	Liquidity and Capital Resources

Business Overview

We are a leading provider of financial products to middle-income households in the United States and Canada primarily through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We historically have had two primary operating segments, Term Life Insurance and Investment and Savings Products, and a third segment, Corporate and Other Distributed Products. On July 1, 2021, we acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. (“Primerica Health”). e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Effective July 1, 2022, we acquired the remaining 20% of Primerica Health, which owns e-TeleQuote, as described in Note 15 (Subsequent Events) in the condensed consolidated financial statements included elsewhere in this report. Beginning July 1, 2021, the Company has reported the operations of e-TeleQuote as its own operating segment called Senior Health. e-TeleQuote licensed health insurance agents are employees of e-TeleQuote.

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

Investment and Savings Products. In the United States, we distribute mutual funds, managed investments, variable annuity, and fixed annuity products of several third-party companies. We provide investment advisory and administrative services for client assets invested in our managed investments program. We also perform distinct transfer agent recordkeeping services and non-bank custodial services for investors purchasing certain mutual funds we distribute. In Canada, we offer mutual funds of other companies and segregated funds, which are underwritten by Primerica Life Canada.

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

Business Trends and Conditions

The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels, consumer confidence and inflation, can impact the disposable income of middle-income consumers, who are generally our primary clients, which can influence their investment and spending decisions. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers, which can drive or dampen recruiting. Similarly, these conditions also affect e-TeleQuote’s ability to recruit and retain licensed health insurance agents. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, interest rates and equity market returns impact consumer demand for the savings and investment products we distribute. Our customers’ perception of the strength of the capital markets may influence their decisions to invest in the investment and savings products we distribute.

The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. As a result, changes in the Canadian dollar exchange rate may significantly affect the result of our business for all amounts translated and reported in U.S. dollars.

The COVID-19 (“COVID-19”) pandemic has continued to impact our business in 2022, but to a much lesser extent than in 2021, as discussed in more detail later in this section, the Results of Operations section, and the Financial Condition section. We are unsure as to the extent COVID-19 will continue to impact our business as described below:

•

We have experienced an increase in mortality expense due to premature deaths of our insureds caused by COVID-19 infections. Beginning in March 2022 and continuing through June 30, 2022, we experienced fewer COVID-19 related claims than prior periods. However, it remains difficult to predict the ultimate impact the COVID-19 pandemic will have on our mortality expense in future periods.

•

The COVID-19 pandemic initially led to high levels of persistency and increased policy sales as a result of strong client sentiment toward owning life insurance products. However, throughout the second half of 2021 and the first half of 2022, policy sales and persistency trended back to pre-COVID-19 levels. Refer to the Factors Affecting Our Results section for more information about how persistency impacts our financial results.

Significant volatility in capital markets during the first half of 2022 has also impacted our business. The sharp rise in market interest rates has resulted in unrealized losses in our investment portfolio. We have not recognized losses caused by interest rate volatility as we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them. Significant declines in capital markets also adversely impacted revenue generated by our Investment and Savings Products segment.

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

Details on new recruits and life-licensed independent sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
New recruits	70,215	89,285	154,922	183,918
New life-licensed independent sales representatives	11,529	10,112	21,512	20,945

The size of the life-licensed independent sales force was as follows:

	June 30, 2022	June 30, 2021
Life-licensed independent sales representatives	132,149	132,041

The number of new recruits decreased during the three and six months ended June 30, 2022 compared to the same periods in 2021. The year-over-year comparisons were distorted by temporary recruiting incentive measures put in place during 2021 in response to the COVID-19 pandemic, which make year-over-year comparisons inconsistent. The number of new recruits in the 2022 periods is consistent with pre-pandemic recruiting levels.

New life-licensed sales representatives increased during the three and six months ended June 30, 2022 compared to the same periods in 2021 as the Company began to see the benefits of recent improvements to the licensing process. These improvements included new licensing progress-tracking tools and additional in-person licensing classes.

The number of life-licensed independent sales representatives grew to 132,149 as of June 30, 2022 and reflects recent improvements to the licensing process as discussed above.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Average number of life-licensed independent sales representatives	131,240	131,975	130,390	132,481
Number of new policies issued	76,946	90,071	148,270	172,738
Average monthly rate of new policies issued per life-licensed independent sales representative	0.20	0.23	0.19	0.22

New policies issued during the three and six months ended June 30, 2022 continued to normalize compared to the elevated levels experienced during the comparable periods in 2021. New policies issued during the three and six months ended June 30, 2021 reflected elevated demand for protection products as the COVID-19 pandemic highlighted the need for protection products. Productivity during the three and six months ended June 30, 2022, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was in line with our historical range, although lower than prior year periods due to the elevated demand for protection products described above.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2022	% of beginning balance	2021	% of beginning balance	2022	% of beginning balance	2021	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$909,632		$869,643		$903,404		$858,818
Net change in face amount:
Issued face amount	27,651	3%	29,981	3%	52,423	6%	56,624	7%
Terminations	(19,298)	(2)%	(14,706)	(2)%	(39,085)	(4)%	(31,946)	(4)%
Foreign currency	(3,547)	*	1,601	*	(2,304)	*	3,023	*
Net change in face amount	4,806	1%	16,876	2%	11,034	1%	27,701	3%
Face amount in force, end of period	$914,438		$886,519		$914,438		$886,519
*	Less than 1%.

The face amount of term life policies in-force increased 1% for the three and six months ended June 30, 2022 as the level of face amount issued continued to exceed the face amount terminated. As a percentage of the beginning face amount in-force, issued face amount, as well as terminated face amount during the three and six months ended June 30, 2022 remained consistent with the comparable 2021 period. In dollar terms, issued face amount during the three and six months ended June 30, 2022 was lower than the comparable 2021 period, while terminations were higher during the three and six months ended June 30, 2022 than the comparable 2021 period. This trend illustrates that the demand for both buying and maintaining protection products are returning to pre-pandemic levels.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)
Product sales:
Retail mutual funds	$1,402	$1,693	$(291)	(17)%	$3,138	$3,379	$(241)	(7)%
Annuities and other	687	830	(143)	(17)%	1,413	1,513	(100)	(7)%
Total sales-based revenue generating product sales	2,089	2,523	(434)	(17)%	4,551	4,892	(341)	(7)%
Managed investments	451	382	69	18%	905	712	193	27%
Segregated funds and other	149	135	14	10%	298	290	8	3%
Total product sales	$2,689	$3,040	$(351)	(12)%	$5,754	$5,894	$(140)	(2)%
Average client asset values:
Retail mutual funds	$54,409	$55,654	$(1,245)	(2)%	$56,478	$53,541	$2,937	5%
Annuities and other	24,108	25,095	(987)	(4)%	24,988	24,440	548	2%
Managed investments	6,960	5,915	1,045	18%	7,018	5,605	1,413	25%
Segregated funds	2,517	2,713	(196)	(7)%	2,614	2,666	(52)	(2)%
Total average client asset values	$87,994	$89,377	$(1,383)	(2)%	$91,098	$86,252	$4,846	6%

The rollforward of asset values in client accounts was as follows:

	Three months ended June 30,				Six months ended June 30,
	2022	% of beginning balance	2021	% of beginning balance	2022	% of beginning balance	2021	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$93,708		$85,888		$97,312		$81,533
Net change in asset values:
Inflows	2,690	3%	3,041	4%	5,755	6%	5,894	7%
Redemptions	(1,797)	(2)%	(1,827)	(2)%	(3,697)	(4)%	(3,585)	(4)%
Net flows	893	1%	1,214	1%	2,058	2%	2,309	3%
Change in fair value, net	(11,836)	(13)%	4,433	5%	(16,776)	(17)%	7,521	9%
Foreign currency, net	(474)	*	200	*	(303)	*	372	*
Net change in asset values	(11,417)	(13)%	5,847	7%	(15,021)	(15)%	10,202	13%
Asset values, end of period	$82,291		$91,735		$82,291		$91,735
*	Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Positions	%	2022	2021	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,277	2,159	118	5%	2,260	2,137	123	6%
Recordkeeping only	812	741	71	10%	805	727	78	11%
Total average number of fee- generating positions	3,089	2,900	189	7%	3,065	2,864	201	7%
(1)

We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Three Months Ended June 30, 2022

Product sales. Investment and savings products sales decreased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 led by lower sales of retail mutual funds and variable annuities as investor demand deteriorated in response to negative equity market conditions.

Average client asset values. Average client asset values decreased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to negative equity market conditions.

Rollforward of client asset values. Ending client asset values decreased during the three months ended June 30, 2022 compared to an increase in the three months ended June 30, 2021 primarily due to negative market performance during the 2022 period compared to strong market performance in the comparable 2021 period. Net flows remained positive in the three months ended June 30, 2022, albeit to a lesser extent than in the comparable 2021 period.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Six Months Ended June 30, 2022

Product sales. Investment and savings products sales decreased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 led by lower sales of retail mutual funds and variable annuities as investor demand deteriorated in response to negative market conditions during the second quarter of 2022.

Average client asset values. Average client asset values increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the impact of elevated market values of client assets at the beginning of 2022. Continued positive net flows during the first half of 2022 also contributed to the increase in average client asset values, which was partially offset by negative market performance.

Rollforward of client asset values. Ending client asset values decreased during the six months ended June 30, 2022 compared to an increase in the six months ended June 30, 2021 due to the same factors described in the three-month comparison.

Average number of fee-generating positions. The average number of fee-generating positions increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the same factors described in the three-month comparison.

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

The number of Senior Health submitted policies and approved policies were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021 (1)	2022	2021 (1)
Number of Senior Health submitted policies	19,652	N/A	45,883	N/A
Number of Senior Health approved policies	17,925	N/A	41,519	N/A
(1)	No comparable period metrics are available due to our acquisition of e-TeleQuote on July 1, 2021.

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

During the three and six months ended June 30, 2022, the volume of submitted and approved policies reflects the Company’s efforts to scale back growth in favor of developing more efficient lead procurement and conversion. Approved policies as a percentage of submitted policies remained relatively consistent with e-TeleQuote’s historical experience.

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

	June 30, 2022	June 30, 2021 (1)
Primerica Senior Health certified independent sales representatives	60,412	N/A
(1)	No comparable period metrics are available due to our acquisition of e-TeleQuote on July 1, 2021.

	Three months ended June 30,		Six months ended June 30,
	2022	2021 (1)	2022	2021 (1)
Submitted policies sourced by Primerica independent sales representatives	831	N/A	1,819	N/A

(1)  No comparable period metrics are available due to our acquisition of e-TeleQuote on July 1, 2021.

The number of Primerica Senior Health certified independent sales representatives reflects the continued rollout of the certification program.

For the three months ended June 30, 2022, the number of submitted policies sourced by Primerica independent sales representatives illustrates seasonally lower demand for Medicare Advantage plans. For the six months ended June 30, 2022, the number of submitted policies sourced by Primerica independent sales representatives is impacted by the busy OEP sales period, partially offset by seasonally slower second quarter.

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

Contract acquisition costs (“CAC”). CAC represents the total direct costs incurred to acquire approved policies. CAC are primarily comprised of the costs associated with acquiring leads from third parties and internally generated leads including fees paid to Primerica Senior Health certified independent sales representatives as well as compensation, licensing, and training costs associated with our team of e-TeleQuote licensed health insurance agents. The number of e-TeleQuote licensed health insurance agents, agent tenure, attrition rate and productivity all impact CAC. Other than costs incurred to assist beneficiaries with switching plans within the same carrier, we incur the entire cost of approved policies prior to enrollment and prior to receiving our first commission-related payment.

Per policy metrics for the LTV and CAC measure our ability to profitably distribute Senior Health insurance products.

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021 (1)	2022	2021 (1)
LTV per approved policy during the period	$820	N/A	$844	N/A
CAC per approved policy during the period	$1,081	N/A	$964	N/A
LTV/CAC per approved policy	0.76	N/A	0.88	N/A
(1)	No comparable period metrics are available due to our acquisition of e-TeleQuote on July 1, 2021.

LTV per approved policy reflects current estimates for renewal rates, policy retention and chargeback activity taking into consideration the most recent experience through June 30, 2022. The Company saw lower renewal retention rates during the first half of 2022 compared to historical experience due to an increased propensity of consumers to compare plans across carriers and increased plan offerings by carriers. This experience led to lower LTV per approved policy during the three and six months ended June 30, 2022.

CAC per approved policy is generally elevated during the three months ended June 30, 2022 due to the seasonal nature of e-TeleQuote’s business. The impact of lower sales volume during the second quarter drives reduced lead conversion efficiency and higher CAC on a per policy basis. CAC per approved policy also reflects selective procurement of leads and a deliberate approach in limiting agent recruitment during the three and six months ended June 30, 2022.

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

Restrictions on compensation models in Canada. The organization of provincial and territorial securities regulators (collectively referred to as the “Canadian Securities Administrators” or “CSA”) published final rule amendments to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). The final amendments became effective on June 1, 2022. These rules have resulted in changes in compensation arrangements with both the fund companies that offer the mutual fund products we distribute and sales representatives. In particular, we have entered into agreements with two third-party mutual fund companies to develop and offer a broad range of funds being sold exclusively by our independent sales representatives. These agreements provide for the payment to us of asset-based revenue by the mutual fund companies. We also earn revenue through an asset-based fee charged to clients. As part of our new model (the “Principal Distributor model”) we are funding an advance of compensation at the time of sale to our independent sales representatives, taken at their option, to partially replace upfront sales commission cash flow from fund companies paid under the deferred sales charge compensation model. We expect that these changes to our mutual fund model will have the impact of initially decreasing our pre-tax operating income in the short term due to the elimination of upfront commissions. Over the long term, we expect pre-tax operating income to recover through the collection of asset-based commissions over time. We began offering our new Principal Distributor model on July 6, 2022. Although we received the requisite approval to do so, the CSA has indicated that it intends to closely examine the model, including potentially through a public consultation on sales practices, and may require undertakings or consider future amendments that would require modifications to the model, including with respect to its advance and chargeback features. At this time we cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply if our Principal Distributor model is required to be modified or discontinued. During the three and six months ended June 30, 2022, Canadian mutual funds represented approximately 12% of our total investment and savings product sales.

In an announcement February 10, 2022, and in line with the DSC Ban for the sale of mutual funds, the organization of provincial and territorial insurance regulators (collectively referred to as the “Canadian Council of Insurance Regulators”) urged insurers to refrain from new deferred sale charge sales in segregated fund contracts beginning June 1, 2022, and expect a transition to a cessation of such sales by June 1, 2023. In addition, the Canadian Council of Insurance Regulators announced its intention to issue a joint consultation later this year to consider other changes to upfront compensation, including advance compensation and chargeback features such as those used in our Principal Distributor model. We expect that changes, if any, to segregated funds compensation practice, will also be adopted by securities regulators which may impact our Principal Distributor model. Currently, our Canadian segregated fund products are primarily sold on a deferred sales charge basis and we pay upfront commissions to the independent agents for the sale of these products. At this time, we are unable to assess the impact of any such reforms to our operations and income. During the three and six months ended June 30, 2022, Canadian segregated funds represented approximately 5% of our total investment and savings product sales.

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

Sales. We earn commissions and fees, such as dealer re-allowances and marketing and distribution fees, based on sales of mutual fund products and annuities in the United States. Sales of investment and savings products are influenced by the overall demand for investment products in the United States and Canada, as well as by the size and productivity of the independent sales force. We generally experience seasonality in the Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients’ tax return preparation season. While we believe the size of the independent sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, which may have a significantly greater effect on sales volume in any given fiscal period.

Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory and administrative fees on assets in managed investments. In Canada, we earn management fees on mutual fund assets and on the segregated funds for which we serve as investment manager. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients’ accounts are primarily invested in equity funds.

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

•

sales of a higher proportion of managed investments, Canadian mutual funds, and segregated funds products will spread the revenues generated over time because we earn higher revenues based on assets under management for these accounts each period as opposed to earning upfront revenues based on product sales; and

•

sales of a higher proportion of mutual fund products sold will impact the timing and amount of revenue we earn given the distinct transfer agent recordkeeping and non-bank custodial services we provide for certain mutual fund products we distribute.

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

CAC per approved policy. Results are also driven by the costs of acquisition, which is defined as the total direct costs incurred per approved policy. Our costs of acquisition are primarily comprised of the cost to generate and acquire leads and the labor, benefits, bonus compensation and training costs associated with our team of e-TeleQuote licensed health insurance agents. Other than costs incurred to assist beneficiaries with switching plans within the same carrier, we incur our entire cost of approved policies prior to enrollment and prior to receiving our first commission related payment. Factors that impact our costs of acquisition per approved policy include:

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

Accounting Policy Changes.

During the three and six months ended June 30, 2022, there were no changes in the accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2021 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022(1)	2021	$	%	2022(1)	2021	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$808,894	$780,299	$28,595	4%	$1,607,560	$1,542,526	$65,034	4%
Ceded premiums	(419,048)	(413,850)	5,198	1%	(818,933)	(809,822)	9,111	1%
Net premiums	389,846	366,449	23,397	6%	788,627	732,704	55,923	8%
Commissions and fees	240,688	250,688	(10,000)	(4)%	492,489	484,733	7,756	2%
Investment income net of investment expenses	37,099	36,030	1,069	3%	71,519	71,230	289	*
Interest expense on surplus note	(15,815)	(15,495)	320	2%	(31,330)	(30,642)	688	2%
Net investment income	21,284	20,535	749	4%	40,189	40,588	(399)	(1)%
Realized investment gains (losses)	56	1,409	(1,353)	*	632	2,031	(1,399)	*
Other investment gains (losses)	(1,948)	(708)	(1,240)	*	(1,773)	436	(2,209)	*
Investment gains (loses)	(1,892)	701	(2,593)	*	(1,141)	2,467	(3,608)	*
Other, net	18,756	16,313	2,443	15%	39,745	31,907	7,838	25%
Total revenues	668,682	654,686	13,996	2%	1,359,909	1,292,399	67,510	5%

Benefits and expenses:
Benefits and claims	153,257	168,347	(15,090)	(9)%	340,326	352,136	(11,810)	(3)%
Amortization of DAC	85,379	54,286	31,093	57%	171,442	120,390	51,052	42%
Sales commissions	119,763	131,303	(11,540)	(9)%	253,687	253,197	490	*
Insurance expenses	59,461	48,579	10,882	22%	118,969	97,346	21,623	22%
Insurance commissions	7,594	8,838	(1,244)	(14)%	15,315	17,578	(2,263)	(13)%
Contract acquisition costs	19,384	-	19,384	*	40,034	-	40,034	*
Interest expense	6,814	7,141	(327)	(5)%	13,667	14,285	(618)	(4)%
Other operating expenses	79,730	66,726	13,004	19%	166,165	139,694	26,471	19%
Total benefits and expenses	531,382	485,220	46,162	10%	1,119,605	994,626	124,979	13%
Income before income taxes	137,300	169,466	(32,166)	(19)%	240,304	297,773	(57,469)	(19)%
Income taxes	31,737	41,304	(9,567)	(23)%	55,977	71,740	(15,763)	(22)%
Net income	105,563	128,162	(22,599)	(18)%	184,327	226,033	(41,706)	(18)%
Net income attributable to noncontrolling interests	(2,384)	-	(2,384)	*	(5,038)	-	(5,038)	*
Net income attributable to Primerica, Inc.	$107,947	$128,162	$(20,215)	(16)%	$189,365	$226,033	$(36,668)	(16)%

(1)   Three and six months ended June 30, 2022 includes Senior Health segment results of operations.

*   Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2022

Total revenues. Total revenues increased during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to growth in net premiums in the Term Life segment. The increase in Term Life net premiums was driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as the layering effect of sales of life insurance. This was partially offset by a decrease in commissions and fees earned during the three months ended June 30, 2022 compared to the same period in 2021. The decrease in commissions and fees was primarily due to lower sales-based revenues driven by lower demand for variable annuity and mutual funds investment products, partially offset by commissions earned from our Senior Health business as a result of the acquisition of e-TeleQuote on July 1, 2021.

Net investment income increased during the three months ended June 30, 2022 compared to the same period in 2021 due to $1.9 million from higher yields in the invested asset portfolio and $0.7 million from a larger invested asset portfolio compared to the prior year period. These increases were partially offset by a lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting. The $1.8 million year-over-year lower total return on this deposit asset was due to a negative mark-to-market adjustment and lower book earnings on the deposit asset during the current year period compared to the prior year period. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the Surplus Note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. For more information on the Surplus Note, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Investment gains (losses) decreased to a loss during the three months ended June 30, 2022 compared to a gain in the same period in 2021 primarily due to a $1.9 million negative mark-to-market adjustment on equity securities held within our investment portfolio during the three months ended June 30, 2022 as a result of market volatility compared to a $0.1 million positive mark-to-market adjustment on equity securities held within our investment portfolio in the comparable 2021 period.

Other, net revenues increased during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to marketing development revenue recognized in the Senior Health segment as a result of the acquisition of e-TeleQuote on July 1, 2021.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 largely due to growth in amortization of DAC as a result of lower year-over-year persistency in the Term Life Insurance segment’s in-force book of business, as well as negative market performance of the funds underlying our Canadian segregated funds product in the Investment and Savings Products segment. Also contributing to the increase were contract acquisition costs as a result of the acquisition of e-TeleQuote on July 1, 2021. Insurance and other operating expenses were higher in the three months ended June 30, 2022 due to growth in the business and higher costs associated with sales force leadership events, which include the postponed biennial convention held in 2022. These increases were partially offset by favorable claims experience, lower COVID-19 related claims experience in the Term Life Insurance segment and lower sales commissions in line with commissions and fees revenue decreases in our Investment and Savings Products segment as discussed above.

Income taxes. Our effective income tax rate for the three months ended June 30, 2022 was 23.1%, compared with 24.4% for the three months ended June 30, 2021. The lower rate was primarily driven by state income tax benefits generated by e-TeleQuote, which was not part of the second quarter results in 2021.

Results for the Six Months Ended June 30, 2022

Total revenues. Total revenues increased during the six months ended June 30, 2022 compared to the same period in 2021 primarily driven by growth in net premiums in the Term Life segment. The increase in Term Life net premiums was driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as the layering effect of sales of life insurance. Commissions and fees earned during the six months ended June 30, 2022 compared to the same period in 2021 increased due to higher asset-based revenues driven by higher average client asset values on mutual funds, annuities and managed accounts and commissions earned from our Senior Health business as a result of the acquisition of e-TeleQuote on July 1, 2021.  These increases were partially offset by lower sales-based revenues driven by lower demand for variable annuity and mutual funds investment products.

Net investment income during the six months ended June 30, 2022 remained relatively consistent compared to the same period in 2021 as the impact of higher yields on our invested asset portfolio and the growth in the size of our invested asset portfolio generally offset the negative impact from a lower total return on the deposit asset backing 10% coinsurance agreement that is subject to deposit method accounting. Investment income net of investment expenses is driven by the same factors as described in the three-month comparison.

Investment gains (losses) decreased to a loss during the six months ended June 30, 2022 compared to a gain in the same period in 2021 primarily due to a $1.8 million negative mark-to-market adjustment on equity securities held within our investment portfolio during the six months ended June 30, 2022 as a result of market volatility compared to a $1.5 million positive mark-to-market adjustment on equity securities held within our investment portfolio in the comparable 2021 period.

Other, net revenues increased during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the same factors as described in the three-month comparison.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 largely due to growth in amortization of DAC as a result of lower year-over-year persistency in the Term Life Insurance segment’s in-force book of business, as well as negative market performance of the funds underlying our Canadian segregated funds product in the Investment and Savings Products segment. Also contributing to the increase were contract acquisition costs as a result of the acquisition of e-TeleQuote on July 1, 2021. Insurance and other operating expenses were higher in the six months ended June 30, 2022 due to growth in the business and higher costs associated with sales force leadership events, which include the postponed biennial convention held in 2022. These increases were partially offset by favorable claims experience and lower COVID-19 related claims experience in the Term Life Insurance segment.

Income taxes. Our effective income tax rate for the six months ended June 30, 2022 was 23.3% compared with 24.1% for the six months ended June 30, 2021. The lower rate was primarily driven by the same factor discussed above in the three-month comparison.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$803,453	$774,500	$28,953	4%	$1,596,707	$1,531,014	$65,693	4%
Ceded premiums	(417,406)	(412,028)	5,378	1%	(815,852)	(806,578)	9,274	1%
Net premiums	386,047	362,472	23,575	7%	780,855	724,436	56,419	8%
Allocated investment income	12,286	8,751	3,535	40%	23,731	17,004	6,727	40%
Other, net	12,374	12,313	61	*	24,550	24,125	425	2%
Total revenues	410,707	383,536	27,171	7%	829,136	765,565	63,571	8%
Benefits and expenses:
Benefits and claims	148,977	162,488	(13,511)	(8)%	331,881	341,452	(9,571)	(3)%
Amortization of DAC	79,668	52,235	27,433	53%	161,551	114,820	46,731	41%
Insurance expenses	58,329	47,252	11,077	23%	116,601	94,627	21,974	23%
Insurance commissions	3,854	4,785	(931)	(19)%	7,648	9,654	(2,006)	(21)%
Total benefits and expenses	290,828	266,760	24,068	9%	617,681	560,553	57,128	10%
Income before income taxes	$119,879	$116,776	$3,103	3%	$211,455	$205,012	$6,443	3%

*   Less than 1%.

Results for the Three Months Ended June 30, 2022

Net premiums. Direct premiums increased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 largely due to sales of new policies that contributed to growth in the in-force book of business. This was partially offset by an increase in ceded premiums, which includes $15.5 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $10.1 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to an increase in the assumed net interest accreted to the Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as the Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims decreased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to positive claims experience. Total benefits and claims during the three months ended June 30, 2022 included approximately $2 million of COVID-19 related claims, net of reinsurance, compared to approximately $6 million of COVID-19 related claims, net of reinsurance, during the three months ended June 30, 2021. Claims not related to COVID-19 were also lower than historical trends during the three months ended June 30, 2022.

Amortization of DAC. The amortization of DAC increased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to changes in policy persistency. During the three months ended June 30, 2022, lapses on policies that were issued during the COVID-19 pandemic were higher than historical trends. Lapses during the three months ended June 30, 2021 for policy issuances prior to the onset of the pandemic continue to be moderately lower than historical trends.

Insurance expenses. Insurance expenses increased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to higher costs associated with sales force leadership events, which include the postponed biennial convention held in 2022. Also contributing to the increase was an increase in expenses to support growth in the business and higher employee compensation costs from annual merit increases.

Insurance commissions. Insurance commissions decreased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as a result of higher non-deferrable sales force promotional activities offered in the 2021 period to incentivize the sales force during the height of the COVID-19 pandemic.

Results for the Six Months Ended June 30, 2022

Net premiums. Direct premiums increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 largely due to sales of new policies that contributed to growth in the in-force book of business. This is partially offset by an increase in ceded premiums, which includes $29.7 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $20.4 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the same factors as described in the three-month comparison.

Benefits and claims. Benefits and claims decreased during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to lower claims experience, partially offset by growth in net premiums. Total benefits and claims during the six months ended June 30, 2022 includes approximately $18 million of COVID-19 related claims, net of reinsurance. This compares with approximately $27 million of COVID-19 related claims, net of reinsurance, during the six months ended June 30, 2021.

Amortization of DAC. The amortization of DAC increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the same factors as described in the three-month comparison.

Insurance expenses. Insurance expenses increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the same factors as described in the three-month comparison.

Insurance commissions. Insurance commissions decreased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the same factors as described in the three-month comparison.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$88,701	$104,716	$(16,015)	(15)%	$191,942	$202,828	$(10,886)	(5)%
Asset-based revenues	108,101	108,490	(389)	*	221,213	209,731	11,482	5%
Account-based revenues	22,592	21,848	744	3%	44,134	42,968	1,166	3%
Other, net	3,022	2,958	64	2%	6,166	5,907	259	4%
Total revenues	222,416	238,012	(15,596)	(7)%	463,455	461,434	2,021	*
Expenses:
Amortization of DAC	5,463	1,786	3,677	206%	9,388	5,061	4,327	85%
Insurance commissions	3,450	3,747	(297)	(8)%	7,096	7,319	(223)	(3)%
Sales commissions:
Sales-based	63,403	73,629	(10,226)	(14)%	138,009	142,224	(4,215)	(3)%
Asset-based	50,876	50,488	388	1%	104,242	97,355	6,887	7%
Other operating expenses	40,249	37,208	3,041	8%	81,185	74,960	6,225	8%
Total expenses	163,441	166,858	(3,417)	(2)%	339,920	326,919	13,001	4%
Income before income taxes	$58,975	$71,154	$(12,179)	(17)%	$123,535	$134,515	$(10,980)	(8)%

*   Less than 1%.

Results for the Three Months Ended June 30, 2022

Commissions and fees. Commissions and fees decreased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 driven by lower sales-based revenues as investor demand for mutual fund products and variable annuity products weakened due to volatility in capital markets. Also contributing to the decrease were lower asset-based revenues, driven by unfavorable market performance, partially offset by positive net flows.

Amortization of DAC. Amortization of DAC increased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to unfavorable market performance of the funds underlying our Canadian segregated funds product in the second quarter of 2022 compared with favorable market performance of such funds in the second quarter of 2021.

Sales commissions. The decrease in sales-based commissions for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was generally in-line with the decrease in sales-based revenue. The increase in asset-based commissions for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was consistent with movement in asset-based revenue, excluding Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses increased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to higher costs associated with sales force leadership events, which includes the postponed biennial convention held in 2022.

Results for the Six Months Ended June 30, 2022

Commissions and fees. Commissions and fees increased slightly during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as a result of higher asset-based revenues reflecting higher average client asset values on mutual funds, annuities and managed accounts and higher sales-based revenues during the first quarter of 2022 driven by demand for variable annuity and mutual funds investment products. This was more than offset by lower sales-based revenues in the second quarter 2022 as investor demand for mutual fund products and variable annuity products weakened due to volatility in capital markets.

Amortization of DAC. Amortization of DAC increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the same factors discussed in the three-month comparison.

Sales commissions. The increase in asset-based commissions for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was consistent with the increase in asset-based revenues, excluding Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC. The decrease in sales-based commissions for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was generally in-line with the decrease in sales-based revenue.

Other operating expenses. Other operating expenses increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the same factors as described in the three-month comparison.

Senior Health Segment Results. Senior Health segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021 (1)	$	%	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees (2)	$9,343	N/A	*	*	$10,621	N/A	*	*
Other, net	2,471	N/A	*	*	7,024	N/A	*	*
Total revenues	11,814	N/A	*	*	17,645	N/A	*	*

Benefits and expenses:
Contract acquisition costs	19,384	N/A	*	*	40,034	N/A	*	*
Other operating expenses	8,580	N/A	*	*	16,846	N/A	*	*
Total benefits and expenses	27,964	N/A	*	*	56,880	N/A	*	*
Loss before income taxes	$(16,150)	N/A	*	*	$(39,235)	N/A	*	*
(1)	No comparable period results of operations are available due to our acquisition of e-TeleQuote on July 1, 2021.
(2)	Net of tail revenue adjustments of ($5.4) million and ($24.4) million for the three and six months ended June 30, 2022, respectively.

*   Not meaningful.

Results for the Three Months Ended June 30, 2022

Commissions and fees. Commissions and fees reflect the current lifetime value of commissions expected to be received for approved Medicare insurance policies distributed on behalf of health insurance carriers as well as tail revenue adjustments recognized to the expected value of commissions for policies distributed in previous periods. During the three months ended June 30, 2022, we recognized a $5.4 million negative tail revenue adjustment as we refined renewal estimates on policies approved during prior periods. The negative tail adjustment offset commissions and fees revenue of $14.7 million recognized for the lifetime value of commissions for policies approved during the three months ended June 30, 2022.

Other, net. Represents marketing development revenue received for providing marketing services on behalf of certain health insurance carriers for the three months ended June 30, 2022. Agreements for marketing development revenue are generally short-term in nature and can vary from period to period.

Contract acquisition costs. Contract acquisition costs are primarily comprised of costs associated with acquiring leads from third parties and internally generated leads including fees paid to Primerica Senior Health certified independent sales representatives as well as compensation, training, licensing and telecommunication costs associated with e-TeleQuote’s licensed health insurance agents. Contract acquisition costs during the three months ended June 30, 2022 reflect selective procurement of leads and a deliberate approach in limiting agent recruiting.

Other operating expenses. These expenses are not directly tied to the distribution of Medicare insurance products and consist of intangible amortization, depreciation, technology and communications, and other administrative fees. Other operating expenses includes $2.8 million of amortization expense for intangible assets and internally developed software.

Results for the Six Months Ended June 30, 2022

Commissions and fees. Commissions and fees reflect the current lifetime value of commissions expected to be received for approved Medicare insurance policies distributed on behalf of health insurance carriers as well as tail revenue adjustments recognized to the expected value of commissions for policies distributed in previous periods. During the six months ended June 30, 2022, we recognized a $24.4 million negative tail revenue adjustment as the result of lower than expected renewals and refined renewal estimates on policies approved during prior periods. The negative tail adjustment offset commissions and fees revenue of $35.0 million recognized for the lifetime value of commissions for policies approved during the six months ended June 30, 2022.

Other, net. Represents marketing development revenue received for providing marketing services on behalf of certain health insurance carriers for the six months ended June 30, 2022. Agreements for marketing development revenue are generally short-term in nature and can vary from period to period.

Contract acquisition costs. Contract acquisition costs during the six months ended June 30, 2022 were impacted by the same factors as described in the three-month comparison.

Other operating expenses. These expenses are not directly tied to the distribution of Medicare insurance products and consist of intangible amortization, depreciation, technology and communications, and other administrative fees. Other operating expenses includes $5.4 million of amortization expense for intangible assets and internally developed software.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$5,441	$5,799	$(358)	(6)%	$10,853	$11,512	$(659)	(6)%
Ceded premiums	(1,642)	(1,822)	(180)	(10)%	(3,081)	(3,244)	(163)	(5)%
Net premiums	3,799	3,977	(178)	(4)%	7,772	8,268	(496)	(6)%
Commissions and fees	11,951	15,634	(3,683)	(24)%	24,579	29,206	(4,627)	(16)%
Investment income net of investment expenses	24,813	27,279	(2,466)	(9)%	47,788	54,226	(6,438)	(12)%
Interest expense on surplus note	(15,815)	(15,495)	320	2%	(31,330)	(30,642)	688	2%
Net investment income	8,998	11,784	(2,786)	(24)%	16,458	23,584	(7,126)	(30)%
Realized investment gains (losses)	56	1,409	(1,353)	*	632	2,031	(1,399)	*
Other investment gains (losses)	(1,948)	(708)	(1,240)	*	(1,773)	436	(2,209)	*
Investment gains (losses)	(1,892)	701	(2,593)	*	(1,141)	2,467	(3,608)	*
Other, net	889	1,042	(153)	(15)%	2,005	1,875	130	7%
Total revenues	23,745	33,138	(9,393)	(28)%	49,673	65,400	(15,727)	(24)%
Benefits and expenses:
Benefits and claims	4,280	5,859	(1,579)	(27)%	8,445	10,684	(2,239)	(21)%
Amortization of DAC	248	265	(17)	(6)%	503	509	(6)	(1)%
Insurance expenses	1,132	1,327	(195)	(15)%	2,368	2,719	(351)	(13)%
Insurance commissions	290	306	(16)	(5)%	571	605	(34)	(6)%
Sales commissions	5,484	7,186	(1,702)	(24)%	11,436	13,618	(2,182)	(16)%
Interest expense	6,814	7,141	(327)	(5)%	13,667	14,285	(618)	(4)%
Other operating expenses	30,901	29,518	1,383	5%	68,134	64,734	3,400	5%
Total benefits and expenses	49,149	51,602	(2,453)	(5)%	105,124	107,154	(2,030)	(2)%
Loss before income taxes	$(25,404)	$(18,464)	$6,940	38%	$(55,451)	$(41,754)	$13,697	33%
*   Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2022

Total revenues. Total revenues decreased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 in part due to lower commissions and fees on our mortgage distribution business as a result of rising interest rates and in part due to a decrease in net investment income as more net investment income was allocated to the Term Life Insurance segment. Also contributing to the decrease is investment losses, which are discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above.

Total benefits and expenses. Total benefits and expenses decreased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to lower benefits and claims experienced on closed blocks of non-term life insurance business underwritten by NBLIC and a decrease in sales commissions on our mortgage distribution business. These were offset by higher other operating expenses due to the growth of employee-related expenses.

Results for the Six Months Ended June 30, 2022

Total revenues. Total revenues decreased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the same factors discussed in the three-month comparison.

Total benefits and expenses. Total benefits and expenses decreased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the same factors discussed in the three-month comparison.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of June 30, 2022, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates or credit spreads could result in significant losses in the value of our invested asset portfolio. For example, the significant increase in interest rates during the six months ended June 30, 2022 resulted in the invested asset portfolio having an unrealized loss of $223.4 million as of June 30, 2022 compared to an unrealized gain of $81.2 million as of December 31, 2021. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments as we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them.

Details on asset mix (excluding our held-to-maturity security) were as follows:

	June 30, 2022	December 31, 2021
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.8 years	4.8 years
Average book yield of our fixed-maturity portfolio	3.25%	3.12%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	June 30, 2022		December 31, 2021
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$613,700	22%	$495,055	19%
AA	311,942	11%	312,418	12%
A	641,658	23%	644,775	24%
BBB	1,104,078	40%	1,079,123	41%
Below investment grade	79,398	3%	93,294	4%
Not rated	36,020	1%	21,078	*
Total	$2,786,796	100%	$2,645,743	100%
(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
*	Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	June 30, 2022
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$16,089	$17,131	$(1,042)	AAA
Province of Quebec Canada	14,503	15,140	(637)	A+
Province of Ontario Canada	14,447	15,110	(663)	AA-
Province of Alberta Canada	12,349	13,497	(1,148)	BBB+
TC Energy Corp	11,270	12,533	(1,263)	BBB+
Enbridge Inc	10,781	11,572	(791)	BBB+
Manulife Financial Corp	9,985	10,725	(740)	A
Capital One Financial Corp	9,769	9,792	(23)	BBB
Province of British Columbia Canada	9,678	10,126	(448)	AA+
Ontario Teachers' Pension Plan	9,200	10,203	(1,003)	AA+
Total – ten largest holdings	$118,071	$125,829	$(7,758)
Total – fixed-maturity securities	$2,563,441	$2,786,796
Percent of total fixed-maturity securities	5%	5%
(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of June 30, 2022, the Parent Company had cash and invested assets of $232.4 million.

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

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-Tele-Quote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, as a growing business, net cash flows at e-TeleQuote are expected to be negative for several years, with the Parent Company providing working capital to e-TeleQuote. During the first half of 2022, the Parent Company provided no funding to e-TeleQuote as e-TeleQuote generated sufficient cash to fund its operations from receipts of initial commission payments for policies approved during the busy AEP and OEP sales periods.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2022	2021	$
	(In thousands)
Net cash provided by (used in) operating activities	$384,482	$274,793	$109,689
Net cash provided by (used in) investing activities	(88,818)	(133,068)	44,250
Net cash provided by (used in) financing activities	(287,141)	81,102	(368,243)
Effect of foreign exchange rate changes on cash	(905)	4,195	(5,100)
Change in cash and cash equivalents	$7,618	$227,022	$(219,404)

Operating Activities. Cash provided by operating activities during the six months ended June 30, 2022 increased compared to the six months ended June 30, 2021 led by the impact of the timing of cash payments received from reinsurers for ceded claims. During 2021, the Company paid elevated claims due to the pandemic throughout the period and a large portion of reimbursements for claims ceded to reinsurers were outstanding at period end. During 2022, the Company paid a significant portion of elevated claims that were outstanding at the beginning of the period but also received ceded claim reimbursements from reinsurers during the period. Also contributing to the year-over-year increase in cash provided by operating activities were lower deferred acquisition costs due to lower term life insurance policy sales. In addition, cash provided by operating activities was higher in 2022 compared with 2021 due to the timing of purchases and maturities of trading securities.

Investing Activities. Cash used in investing activities during the six months ended June 30, 2022 decreased compared to the six months ended June 30, 2021 primarily due to short-term fixed maturity securities investing activities. During the six months ended June 30, 2022, short-term investments acquired in 2021 matured, which allowed these funds to be deployed for share repurchases. These movements were partially offset by lower sales of fixed maturity securities during the six months ended June 30, 2022 as the sharp increase in interest rates provided less attractive selling opportunities. By comparison, during 2021 the Company had higher sales of fixed maturity securities in anticipation of funding the e-TeleQuote acquisition on July 1, 2021.

Financing Activities. Cash flows from financing activities was a use of cash during the six months ended June 30, 2022 compared to a source of cash in the six months ended June 30, 2021. This movement is primarily due to cash used to fund share repurchases during the 2022 period. By comparison, the Company paused share repurchases in 2021 to accumulate cash and borrowed $125 million under the Revolving Credit Facility in anticipation of funding the e-TeleQuote acquisition on July 1, 2021.

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

As of June 30, 2022, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of June 30, 2022, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

Notes Payable – Long term. The Company has $600.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.550% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes mature November 19, 2031. We were in compliance with the covenants of the Senior Notes as of June 30, 2022. No events of default occurred during the three and six months ended June 30, 2022.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of June 30, 2022.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the London Interbank Offered Rate (“LIBOR”) or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. During the three and six months ended June 30, 2022, no amounts were drawn under the Revolving Credit Facility and we were in compliance with the covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and six months ended June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

The following amends the Risk Factors contained in our 2021 Annual Report that are incorporated herein by reference.

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

The organization of provincial and territorial securities regulators (collectively referred to as the “Canadian Securities Administrators” or “CSA”) published final rule amendments to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). The final amendments became effective on June 1, 2022. The DSC Ban has required firms to discontinue the use of the mutual fund deferred sales charge compensation model, which is the primary model for the mutual funds we distribute in Canada. As a result, we have begun offering a broad range of funds under an agreement with two third-party mutual fund companies being sold exclusively by our independent sales representatives (the “Principal Distributor” model). While we received regulatory approval for the Principal Distributor model, the CSA has indicated that it intends to closely examine the model, including potentially through a public consultation on sales practices, and may require undertakings or consider future amendments that would require modifications to the model, including with respect to its advance and chargeback features. Such undertakings or amendments could require us to restructure our Principal Distributor model for sales mutual funds, or discontinue its use, and could have a material adverse effect on our investment and savings products business in Canada.

In an announcement February 10, 2022, and in line with the DSC Ban for the sale of mutual funds, the organization of provincial and territorial insurance regulators (collectively referred to as the “Canadian Council of Insurance Regulators”) urged insurers to refrain from new deferred sale charge sales in segregated fund contracts beginning June 1, 2022, and expect a transition to a cessation of such sales by June 1, 2023. In addition, the Canadian Council of Insurance Regulators announced their intention to issue a joint consultation later this year to consider other changes to upfront compensation, including the agent advance, client chargeback compensation model. The advance/chargeback model is used in our Principal Distributor model, and any changes made by the insurance regulators will likely be adopted by the securities regulators. Such restrictions could require us to restructure our compensation model for sales of segregated funds and for the Principal Distributor model, and could have a material adverse effect on our investment and savings products business in Canada.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2022, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2022	295,780	$135.16	295,759	$167,279,760
May 1 - 31, 2022	352,618	123.40	352,430	123,790,356
June 1 - 30, 2022	369,407	120.39	369,367	79,323,060
Total	1,017,805	$125.72	1,017,556	$79,323,060

(1)

Consists of repurchases of 249 shares at an average price of $123.05 arising from share-based compensation tax withholdings and (b) open market repurchases of share under the share repurchase program approved by our Board of Directors.

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

Exhibit Number	Description	Reference
10.1	Assignment, Transfer and Novation Agreement dated as of June 23, 2022 between Primerica Life Insurance Company, Pecan Re Inc. and Swiss Re Life and Health America Inc.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
10.2	Second Amended and Restated 80% Coinsurance Agreement dated as of June 23, 2022 between Primerica Life Insurance Company and Swiss Re Life and Health America Inc.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
10.3

Reinsurance Trust Agreement dated as of June 23, 2022 between Swiss Re Life and Health America Inc., as Grantor, and Primerica Life Insurance Company, as Beneficiary, and The Bank of New York Mellon, as Trustee.

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

Primerica, Inc.

August 9, 2022	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)