Form 10-Q
period 2022-09-30
Primerica, Inc.
filed 2022-11-09
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 31, 2022, the registrant had 36,898,170 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2022	December 31, 2021
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,779,015 in 2022 and $2,621,388 in 2021)	$2,457,989	$2,702,567
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,320,222 in 2022 and $1,551,113 in 2021)	1,433,760	1,379,100
Short-term investments available-for-sale, at fair value (amortized cost: $0 in 2022 and $85,246 in 2021)	-	85,243
Equity securities, at fair value (historical cost: $29,424 in 2022 and $34,255 in 2021)	33,079	42,551
Trading securities, at fair value (cost: $4,335 in 2022 and $24,769 in 2021)	3,718	24,355
Policy loans and other invested assets	48,787	30,612
Total investments	3,977,333	4,264,428
Cash and cash equivalents	438,025	392,501
Accrued investment income	19,949	18,702
Reinsurance recoverables	4,033,897	4,268,419
Deferred policy acquisition costs, net	3,049,102	2,943,782
Renewal commissions receivable	198,027	231,751
Agent balances, due premiums and other receivables	266,831	257,675
Goodwill	127,707	179,154
Intangible assets	188,150	195,825
Income taxes	90,719	81,799
Operating lease right-of-use assets	42,343	47,942
Other assets	403,452	441,253
Separate account assets	2,206,608	2,799,992
Total assets	$15,042,143	$16,123,223

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$7,314,688	$7,138,649
Unearned and advance premiums	16,153	16,437
Policy claims and other benefits payable	496,563	585,382
Other policyholders’ funds	492,479	501,823
Note payable - Short term	-	15,000
Note payable - Long term	592,705	592,102
Surplus note	1,433,293	1,378,585
Income taxes	129,347	241,311
Operating lease liabilities	47,935	53,920
Other liabilities	611,646	615,710
Payable under securities lending	80,754	94,529
Separate account liabilities	2,206,608	2,799,992
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	13,422,171	14,033,440

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	-	7,271
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 shares in 2022 and 2021; issued and outstanding 37,027 shares in 2022 and 39,368 shares in 2021)	370	394
Paid-in capital	-	5,224
Retained earnings	1,887,952	2,004,506
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(15,437)	8,611
Net unrealized investment gains (losses) on available-for-sale securities	(252,913)	63,777
Total permanent stockholders’ equity	1,619,972	2,082,512
Total liabilities and temporary and permanent stockholders’ equity	$15,042,143	$16,123,223

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$810,079	$785,277	$2,417,639	$2,327,804
Ceded premiums	(404,870)	(401,295)	(1,223,804)	(1,211,117)
Net premiums	405,209	383,982	1,193,835	1,116,687
Commissions and fees	225,468	269,796	717,956	754,529
Investment income net of investment expenses	40,629	35,741	112,148	106,970
Interest expense on surplus note	(16,283)	(15,741)	(47,613)	(46,382)
Net investment income	24,346	20,000	64,535	60,588
Realized investment gains (losses)	292	1,730	924	3,762
Other investment gains (losses)	(2,991)	(320)	(4,765)	114
Investment gains (losses)	(2,699)	1,410	(3,841)	3,876
Other, net	20,965	18,051	60,709	49,958
Total revenues	673,289	693,239	2,033,194	1,985,638

Benefits and expenses:
Benefits and claims	171,293	183,425	511,619	535,561
Amortization of deferred policy acquisition costs	90,925	62,214	262,367	182,604
Sales commissions	105,915	129,268	359,602	382,465
Insurance expenses	57,552	51,901	176,521	149,246
Insurance commissions	7,666	8,412	22,982	25,990
Contract acquisition costs	13,446	23,524	53,479	23,524
Interest expense	6,802	7,529	20,469	21,814
Goodwill impairment loss	60,000	-	60,000	-
Other operating expenses	73,791	79,864	239,952	219,559
Total benefits and expenses	587,390	546,137	1,706,991	1,540,763
Income before income taxes	85,899	147,102	326,203	444,875
Income taxes	34,092	35,663	90,069	107,403
Net income	51,807	111,439	236,134	337,472
Net income (loss) attributable to noncontrolling interests	-	(1,017)	(5,038)	(1,017)
Net income attributable to Primerica, Inc.	$51,807	$112,456	$241,172	$338,489

Earnings per share attributable to common stockholders:
Basic earnings per share	$1.38	$2.83	$6.26	$8.53
Diluted earnings per share	$1.37	$2.82	$6.24	$8.50

Weighted-average shares used in computing earnings per share:
Basic	37,438	39,561	38,342	39,516
Diluted	37,541	39,679	38,452	39,637

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$51,807	$111,439	$236,134	$337,472
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	(97,516)	(13,796)	(401,335)	(52,669)
Reclassification adjustment for investment (gains) losses included in net income	(154)	(1,879)	(867)	(3,052)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(18,086)	(5,892)	(24,048)	6,490
Total other comprehensive income (loss) before income taxes	(115,756)	(21,567)	(426,250)	(49,231)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(20,504)	(3,386)	(85,512)	(12,294)
Other comprehensive income (loss), net of income taxes	(95,252)	(18,181)	(340,738)	(36,937)
Total comprehensive income (loss)	(43,445)	93,258	(104,604)	300,535
Net income (loss) attributable to noncontrolling interests	-	(1,017)	(5,038)	(1,017)
Comprehensive income (loss) attributable to Primerica, Inc.	$(43,445)	$94,275	$(99,566)	$301,552

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity– Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$378	$394	$394	$393
Repurchases of common stock	(8)	-	(26)	-
Net issuance of common stock	-	1	2	2
Balance, end of period	370	395	370	395

Paid-in capital:
Balance, beginning of period	-	12,880	5,224	-
Share-based compensation	3,747	4,662	27,528	24,449
Net issuance of common stock	-	(1)	(2)	(2)
Repurchases of common stock	(5,980)	(87)	(34,983)	(6,993)
Redemption of noncontrolling interest in consolidated entities	2,233	-	2,233	-
Balance, end of period	-	17,454	-	17,454

Retained earnings:
Balance, beginning of period	1,948,244	1,894,539	2,004,506	1,705,786
Net income attributable to Primerica, Inc.	51,807	112,456	241,172	338,489
Dividends	(20,571)	(18,671)	(63,394)	(55,951)
Repurchases of common stock	(91,528)	-	(294,332)	-
Balance, end of period	1,887,952	1,988,324	1,887,952	1,988,324

Accumulated other comprehensive income:
Balance, beginning of period	(173,098)	110,950	72,388	129,706
Change in foreign currency translation adjustment, net of income taxes	(18,086)	(5,892)	(24,048)	6,490
Change in net unrealized investment gains (losses) during the period, net of income taxes	(77,166)	(12,289)	(316,690)	(43,427)
Balance, end of period	(268,350)	92,769	(268,350)	92,769

Total permanent stockholders’ equity	$1,619,972	$2,098,942	$1,619,972	$2,098,942

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$2,233	$-	$7,271	$-
Acquisition of noncontrolling interest	-	8,437	-	8,437
Net income (loss) attributable to noncontrolling interests	-	(1,017)	(5,038)	(1,017)
Change in noncontrolling interests in consolidated entities, net	-	211	-	211
Redemption of noncontrolling interest in consolidated entities	(2,233)	-	(2,233)	-
Balance, end of period	$-	$7,631	$-	$7,631

Dividends declared per share	$0.55	$0.47	$1.65	$1.41

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$236,134	$337,472
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	125,302	334,566
Deferral of policy acquisition costs	(383,955)	(422,194)
Amortization of deferred policy acquisition costs	262,367	182,604
Change in income taxes	(39,270)	(17,267)
Investment (gains) losses	3,841	(3,876)
Accretion and amortization of investments	2,972	3,798
Depreciation and amortization	25,631	19,691
Change in reinsurance recoverables	209,984	(2,426)
Change in agent balances, due premiums and other receivables	(13,120)	(10,957)
Change in renewal commissions receivable	21,861	(14,532)
Trading securities sold, matured, or called (acquired), net	19,862	(10,528)
Share-based compensation	19,652	14,834
Goodwill impairment loss	60,000	-
Change in other operating assets and liabilities, net	17	23,936
Net cash provided by (used in) operating activities	551,278	435,121

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	23,140	99,401
Fixed-maturity securities — matured or called	283,292	340,074
Short-term investments — sold	28,251	10,089
Short-term investments — matured or called	85,302	-
Equity securities — sold	12	716
Equity securities — matured or called	3,000	-
Available-for-sale investments acquired:
Fixed-maturity securities	(471,323)	(603,146)
Short-term investments	(28,241)	(50,902)
Equity securities — acquired	(141)	(2,898)
Purchases of property and equipment and other investing activities, net	(23,950)	(21,432)
Cash collateral received (returned) on loaned securities, net	(13,775)	33,110
Sales (purchases) of short-term investments using securities lending collateral, net	13,775	(33,110)
Purchase of business, net of cash acquired	3,867	(494,459)
Net cash provided by (used in) investing activities	(96,791)	(722,557)

Cash flows from financing activities:
Dividends paid	(63,394)	(55,951)
Common stock repurchased	(324,354)	-
Proceeds from revolving credit facility	-	125,000
Payment on note issued to seller of business	(12,364)	-
Tax withholdings on share-based compensation	(4,989)	(6,573)
Finance leases	(195)	(201)
Net cash provided by (used in) financing activities	(405,296)	62,275
Effect of foreign exchange rate changes on cash	(3,667)	3,170
Change in cash and cash equivalents	45,524	(221,991)
Cash and cash equivalents, beginning of period	392,501	547,569
Cash and cash equivalents, end of period	$438,025	$325,578

Supplemental disclosures:
Non-cash financing activity:
Increase in note issued to seller of business	$-	$15,000

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading provider of financial products to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. (“Primerica Health”) on July 1, 2021 and acquired the remaining 20% of e-TeleQuote on July 1, 2022. e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Refer to Note 14 (Acquisition) for more information regarding the acquisition of e-TeleQuote. Our other primary subsidiaries include the following entities: Primerica Financial Services, LLC (“PFS”), a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd. (“PFSL Investments Canada”); and PFS Investments Inc. (“PFS Investments”), an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company (“NBLIC”), a New York insurance company. Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2022 and December 31, 2021, the statements of income, comprehensive income, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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
Transition Approach

LDTI guidance can be applied using either:

•
the retrospective method, which applies the provisions of the standard from the original policy inception; or
•
the modified retrospective method, which applies the provisions of the standard by pivoting off the historical December 31, 2020 future policy benefits reserve (“Pre-transition Reserve”) and deferred acquisition costs (“DAC”) balances just prior to January 1, 2021 (the “Transition Date”).

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

The Company expects the impact as of the Transition Date of capping the Net Premium Ratio at 100% to be less than 3% of total retained earnings. The identified impact from capping the Net Premium Ratio at 100% is primarily attributable to a limited amount of older policy year cohorts.

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

Given how low market observable rates were at the Transition Date, we expect that the amount recorded in AOCI as of the Transition Date will reduce our AOCI and equity balances by approximately $1.2 to $1.5 billion, net of income tax.

As of September 30, 2022, market observable rates have increased relative to the Transition Date, which will significantly reduce the AOCI impact in equity on our current balance sheet. If we were to apply market observable rates as of September 30, 2022 to the FPBR as of the Transition Date, the impact on AOCI would be between a $150 million increase and a $150 million decrease on an after-tax basis.

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

Notable information included in profit or loss by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenues:
Term life insurance segment	$427,830	$401,451	$1,256,967	$1,167,016
Investment and savings products segment	201,697	233,337	665,152	694,770
Senior health segment	17,184	22,936	34,828	22,936
Corporate and other distributed products segment	26,578	35,515	76,247	100,916
Total revenues	$673,289	$693,239	$2,033,194	$1,985,638

Net investment income:
Term life insurance segment	$13,241	$9,320	$36,973	$26,324
Investment and savings products segment	-	-	-	-
Senior health segment	-	-	-	-
Corporate and other distributed products segment	11,105	10,680	27,562	34,264
Total net investment income	$24,346	$20,000	$64,535	$60,588

Amortization of DAC:
Term life insurance segment	$88,275	$59,287	$249,826	$174,106
Investment and savings products segment	2,222	2,580	11,610	7,641
Senior health segment	-	-	-	-
Corporate and other distributed products segment	428	347	931	857
Total amortization of DAC	$90,925	$62,214	$262,367	$182,604

Non-cash share-based compensation expense:
Term life insurance segment	$645	$570	$3,388	$3,303
Investment and savings products segment	672	665	2,559	2,532
Senior health segment	67	-	67	-
Corporate and other distributed products segment	(324)	(594)	13,638	8,999
Total non-cash share-based compensation expense	$1,060	$641	$19,652	$14,834

Income (loss) before income taxes:
Term life insurance segment	$111,764	$107,589	$323,220	$312,603
Investment and savings products segment	58,377	69,368	181,913	203,885
Senior health segment	(63,723)	(8,490)	(102,959)	(8,490)
Corporate and other distributed products segment	(20,519)	(21,365)	(75,971)	(63,123)
Total income (loss) before income taxes	$85,899	$147,102	$326,203	$444,875

Total assets by segment were as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Assets:
Term life insurance segment	$7,164,005	$7,274,820
Investment and savings products segment (1)	2,324,810	2,920,271
Senior health segment	428,317	528,974
Corporate and other distributed products segment	5,125,011	5,399,158
Total assets	$15,042,143	$16,123,223

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $118.2 million and $120.3 million as of September 30, 2022 and December 31, 2021, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets and condensed consolidated statements of income, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenues by country:
United States	$588,954	$594,406	$1,750,621	$1,687,868
Canada	84,335	98,833	282,573	297,770
Total revenues	$673,289	$693,239	$2,033,194	$1,985,638

	September 30, 2022	December 31, 2021
	(In thousands)
Long-lived assets by country:
United States	$51,147	$62,921
Canada	3,111	3,871
Other	233	230
Total long-lived assets	$54,491	$67,022

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	September 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$32,698	$20	$(980)	$31,738
Foreign government	150,507	474	(11,037)	139,944
States and political subdivisions	142,852	59	(21,789)	121,122
Corporates	1,668,098	1,985	(194,251)	1,475,832
Residential mortgage-backed securities	477,103	251	(65,328)	412,026
Commercial mortgage-backed securities	139,940	3	(14,204)	125,739
Other asset-backed securities	167,817	-	(16,229)	151,588
Total fixed-maturity securities	2,779,015	2,792	(323,818)	2,457,989

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$32,292	$187	$(79)	$32,400
Foreign government	147,288	6,283	(595)	152,976
States and political subdivisions	147,455	6,326	(254)	153,527
Corporates	1,649,334	72,418	(8,068)	1,713,684
Residential mortgage-backed securities	373,753	5,108	(3,230)	375,631
Commercial mortgage-backed securities	142,631	3,314	(420)	145,525
Other asset-backed securities	128,635	1,409	(1,220)	128,824
Total fixed-maturity securities	2,621,388	95,045	(13,866)	2,702,567
Short-term investments	85,246	1	(4)	85,243
Total fixed-maturity and short-term investments	$2,706,634	$95,046	$(13,870)	$2,787,810

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

The scheduled maturity distribution of the available-for-sale fixed-maturity portfolio as of September 30, 2022 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$185,346	$184,509
Due after one year through five years	768,889	724,190
Due after five years through 10 years	747,297	627,289
Due after 10 years	292,623	232,648
	1,994,155	1,768,636
Mortgage- and asset-backed securities	784,860	689,353
Total AFS fixed-maturity securities	$2,779,015	$2,457,989

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	September 30, 2022		December 31, 2021
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$4,335	$3,718	$24,769	$24,355

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

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of September 30, 2022, the LLC Note had an estimated unrealized holding loss of $113.5 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 12 (Debt) for more information on the Surplus Note.

As of September 30, 2022, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.1 million and $7.6 million as of September 30, 2022 and December 31, 2021, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $80.8 million and $94.5 million as of September 30, 2022 and December 31, 2021, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Fixed-maturity securities (available-for-sale)	$23,067	$19,860	$66,370	$60,035
Fixed-maturity security (held-to-maturity)	16,283	15,741	47,613	46,382
Equity securities	373	413	1,131	1,216
Policy loans and other invested assets	436	289	596	618
Cash and cash equivalents	1,714	96	2,338	371
Total return on deposit asset underlying 10% coinsurance agreement(1)	489	346	(1,790)	1,989
Gross investment income	42,362	36,745	116,258	110,611
Investment expenses	(1,733)	(1,004)	(4,110)	(3,641)
Investment income net of investment expenses	40,629	35,741	112,148	106,970
Interest expense on surplus note	(16,283)	(15,741)	(47,613)	(46,382)
Net investment income	$24,346	$20,000	$64,535	$60,588
(1)
For the three months ended September 30, 2022, includes less than ($0.1) million of net losses recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement. For the nine months ended September 30, 2022, includes $(3.4) million of net losses recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement. For the three and nine months ended September 30, 2021, includes $(0.6) million and $(1.6) million, respectively, of net losses recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale securities fixed maturity securities	$491	$1,801	$1,512	$5,780
Gross losses from sales of available-for-sale fixed maturity securities	(199)	(71)	(588)	(2,018)
Net realized investment gains (losses):	292	1,730	924	3,762
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	(138)	149	(57)	(710)
Market gains (losses) recognized in net income during the period on equity securities	(2,858)	(418)	(4,692)	1,117
Gains (losses) from bifurcated options	-	1	-	(48)
Gains (losses) on trading securities	5	(52)	(16)	(245)
Other investment gains (losses):	(2,991)	(320)	(4,765)	114
Investment gains (losses)	$(2,699)	$1,410	$(3,841)	$3,876

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Proceeds from sales or other redemptions	$117,909	$135,393	$419,985	$449,564

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

Credit Losses for Available-for-sale Securities. The following table summarizes all available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2022, aggregated by major security type and length of time such securities have continuously been in an unrealized loss position:

	September 30, 2022
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$27,735	$(744)	$2,170	$(236)
Foreign government	114,843	(7,332)	17,132	(3,705)
States and political subdivisions	105,750	(18,900)	11,798	(2,889)
Corporates	1,202,033	(127,943)	239,948	(66,308)
Residential mortgage-backed securities	301,304	(41,127)	103,895	(24,201)
Commercial mortgage-backed securities	96,986	(10,949)	28,352	(3,255)
Other asset-backed securities	102,080	(8,368)	49,508	(7,861)
Total fixed-maturity securities	1,950,731	(215,363)	452,803	(108,455)

	December 31, 2021
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$24,928	$(45)	$1,557	$(34)
Foreign government	18,894	(384)	3,335	(211)
States and political subdivisions	15,909	(254)	-	-
Corporates	341,963	(5,035)	59,414	(3,033)
Residential mortgage-backed securities	234,911	(3,131)	2,707	(99)
Commercial mortgage-backed securities	47,220	(419)	117	(1)
Other asset-backed securities	80,509	(1,037)	3,779	(183)
Total fixed-maturity securities	764,334	(10,305)	70,909	(3,561)
Short-term investments:
U.S. government and agencies	34,967	*	-	-
Foreign government	4,995	*	-	-
States and political subdivisions	11,394	(1)	-	-
Corporates	23,891	(3)	-	-
Total short-term investments	75,247	(4)	-	-
Total fixed-maturity securities and short-term investments	$839,581	$(10,309)	$70,909	$(3,561)

* Less than $1 thousand.

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $2.7 billion and $924.4 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, we did not recognize credit losses in the unaudited condensed consolidated statements of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments. For those that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them. The sharp increase in interest rates during the three and nine months ended September 30, 2022 was the primary driver of the increase in unrealized losses on available-for-sale securities.

For the three months ended September 30, 2022, we recognized $0.1 million of credit (gains) losses in the unaudited condensed consolidated statements of income on available-for-sale securities. For the nine months ended September 30, 2022, we recorded less than $0.1 million for credit (gains) losses in the unaudited condensed consolidated statements of income on available-for-sale securities. For the three and nine months ended September 30, 2021, we recorded a total of $(0.1) million and $0.7 million, respectively, for credit (gains) losses in the unaudited condensed consolidated statements of income on available-for-sale securities. We recognized credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on available-for-sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Allowance for credit losses, beginning of period	$-	$858	$816	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	-	6	-	160
Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	-	(154)	(81)	550
Write-offs charged against the allowance, if any	-	-	(735)	-
Allowance for credit losses, end of period	$-	$710	$-	$710

Derivatives. We carry a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of September 30, 2022 and December 31, 2021. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations. We have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$31,738	$-	$31,738
Foreign government	-	139,944	-	139,944
States and political subdivisions	-	121,122	-	121,122
Corporates	3,811	1,472,021	-	1,475,832
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	408,228	3,798	412,026
Commercial mortgage-backed securities	-	124,741	998	125,739
Other asset-backed securities	-	150,214	1,374	151,588
Total available-for-sale fixed-maturity securities	3,811	2,448,008	6,170	2,457,989
Short-term investments	-	-	-	-
Total available-for-sale securities	3,811	2,448,008	6,170	2,457,989
Equity securities	30,577	988	1,514	33,079
Trading securities	-	3,718	-	3,718
Cash and cash equivalents	438,025	-	-	438,025
Separate accounts	-	2,206,608	-	2,206,608
Total fair value assets	$472,413	$4,659,322	$7,684	$5,139,419
Fair value liabilities:
Separate accounts	$-	$2,206,608	$-	$2,206,608
Total fair value liabilities	$-	$2,206,608	$-	$2,206,608

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$32,400	$-	$32,400
Foreign government	-	152,976	-	152,976
States and political subdivisions	-	153,527	-	153,527
Corporates	5,898	1,707,786	-	1,713,684
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	375,604	27	375,631
Commercial mortgage-backed securities	-	145,525	-	145,525
Other asset-backed securities	-	128,824	-	128,824
Total available-for-sale fixed-maturity securities	5,898	2,696,642	27	2,702,567
Short-term investments	-	85,243	-	85,243
Total available-for-sale securities	5,898	2,781,885	27	2,787,810
Equity securities	37,912	1,070	3,569	42,551
Trading securities	-	24,355	-	24,355
Cash and cash equivalents	351,508	40,993	-	392,501
Separate accounts	-	2,799,992	-	2,799,992
Total fair value assets	$395,318	$5,648,295	$3,596	$6,047,209
Fair value liabilities:
Separate accounts	$-	$2,799,992	$-	$2,799,992
Total fair value liabilities	$-	$2,799,992	$-	$2,799,992

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30, (1)
	2022	2021	2022	2021
	(In thousands)
Level 3 assets, beginning of period	$1,634	$3,336	$3,596	$2,047
Net unrealized gains (losses) included in other comprehensive income	(8)	1	99	1
Realized gains (losses) and accretion (amortization) recognized in earnings	(127)	(125)	(328)	(359)
Purchases	6,170	2,068	13,661	3,067
Sales	-	-	-	-
Settlements	15	(1)	(1,385)	(2,191)
Transfers into Level 3	-	-	1,399	2,714
Transfers out of Level 3	-	(1,501)	(9,358)	(1,501)
Level 3 assets, end of period	$7,684	$3,778	$7,684	$3,778
(1)
Activities for investments that enter and exit Level 3 in different quarters within the same fiscal year are not eliminated until the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and nine months ended September 30, 2022 and 2021.

The carrying values and estimated fair values of our financial instruments were as follows:

	September 30, 2022		December 31, 2021
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,457,989	$2,457,989	$2,702,567	$2,702,567
Fixed-maturity security (held-to-maturity) (3)	1,433,760	1,320,222	1,379,100	1,551,113
Short-term investments (available-for-sale)	-	-	85,243	85,243
Equity securities	33,079	33,079	42,551	42,551
Trading securities	3,718	3,718	24,355	24,355
Policy loans (3)	48,787	48,787	30,612	30,612
Deposit asset underlying 10% coinsurance agreement (3)	226,902	226,902	231,368	231,368
Separate accounts	2,206,608	2,206,608	2,799,992	2,799,992
Liabilities:
Notes payable - Long term (1) (2)	$592,705	$471,511	$592,102	$605,667
Surplus note (1) (3)	1,433,293	1,316,919	1,378,585	1,545,854
Separate accounts	2,206,608	2,206,608	2,799,992	2,799,992
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

Details on in-force life insurance were as follows:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Direct life insurance in-force	$915,091,729	$905,819,671
Amounts ceded to other companies	(782,367,621)	(777,826,233)
Net life insurance in-force	$132,724,108	$127,993,438
Percentage of reinsured life insurance in-force	85%	86%

Benefits and claims ceded to reinsurers during the three and nine months ended September 30, 2022 were $375.8 million and $1,218.8 million, respectively, compared to $486.7 million and $1,474.6 million, respectively, for the three and nine months ended September 30, 2021.

Reinsurance recoverables as of September 30, 2022 and December 31, 2021 include ceded reserve balances, ceded claim liabilities, and ceded claims paid. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	September 30, 2022		December 31, 2021
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life & Health America Inc. (Novated from Pecan Re, Inc.) (1) (2)	$2,474,068	A+	$-	-
Pecan Re Inc. (1)(2)	-	-	2,567,602	NR
SCOR Global Life Reinsurance Companies (3)	385,653	A+	426,634	A+
Munich Re of Malta (2) (5)	249,942	NR	278,591	NR
Swiss Re Life & Health America Inc. (4)	238,280	A+	259,239	A+
American Health and Life Insurance Company (2)	150,364	B++	157,837	B++
Munich American Reassurance Company	134,059	A+	142,705	A+
RGA Reinsurance	127,750	A+	140,953	A+
Korean Reinsurance Company	119,526	A	134,048	A
Hannover Life Reassurance Company	47,263	A+	49,749	A+
TOA Reinsurance Company	36,590	A	38,909	A
All other reinsurers	73,444	-	75,094	-
Allowance for credit losses	(3,042)		(2,942)
Reinsurance recoverables	$4,033,897		$4,268,419

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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Balance, beginning of period	$2,964	$7,654	$2,942	$7,144
Current period provision for expected credit losses	78	-	270	510
Less: Collections from expected credit losses previously recorded	-	(53)	(170)	(53)
Balance, at the end of period	$3,042	$7,601	$3,042	$7,601

(6) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Nine months ended September 30,
	2022	2021
	(In thousands)
Policy claims and other benefits payable, beginning of period	$585,382	$519,711
Less reinsured policy claims and other benefits payable	638,007	545,857
Net balance, beginning of period	(52,625)	(26,146)
Incurred related to current year	189,739	207,542
Incurred related to prior years (1)	(3,383)	(121)
Total incurred	186,356	207,421
Claims paid related to current year, net of reinsured policy claims received	(236,246)	(276,730)
Reinsured policy claims received related to prior years, net of claims paid	66,047	36,439
Total paid	(170,199)	(240,291)
Foreign currency translation	(659)	44
Net balance, end of period	(37,127)	(58,972)
Add reinsured policy claims and other benefits payable	533,690	616,097
Balance, end of period	$496,563	$557,125
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

(7) Stockholders’ Equity

A reconciliation of the number of shares of our outstanding common stock follows:

	Nine months ended September 30,
	2022	2021
	(In thousands)
Common stock, beginning of period	$39,368	$39,306
Shares issued for stock options exercised	-	10
Shares of common stock issued upon lapse of sales restrictions on restricted stock units (“RSUs”)	201	204
Common stock retired	(2,542)	(49)
Common stock, end of period	$37,027	$39,471

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of September 30, 2022, we had a total of 294,829 RSUs and 74,054 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares issued could be higher or lower based on actual versus targeted performance. See Note 9 (Share-Based Transactions) for discussion of the PSU award structure.

On November 17, 2021 our Board of Directors authorized a share repurchase program for up to $275.0 million of our outstanding common stock for purchases through December 31, 2022 (the “Share Repurchase Program”). On February 14, 2022, our Board of Directors authorized an increase of $50.0 million to the Share Repurchase Program. On August 11, 2022, our Board of Directors authorized an additional increase of $50.0 million to the Share Repurchase Program bringing the authorized share repurchases to $375.0 million of our outstanding common stock through December 31, 2022. Under the Share Repurchase Program, we repurchased 2,628,425 shares of our common stock in the open market for an aggregate purchase price of $343.1 million through September 30, 2022. Approximately $31.9 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of September 30, 2022.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income attributable to Primerica, Inc.	$51,807	$112,456	$241,172	$338,489
Income attributable to unvested participating securities	(244)	(458)	(1,067)	(1,403)
Net income used in calculating basic EPS	$51,563	$111,998	$240,105	$337,086
Denominator:
Weighted-average vested shares	37,438	39,561	38,342	39,516
Basic EPS	$1.38	$2.83	$6.26	$8.53

Diluted EPS:
Numerator:
Net income attributable to Primerica, Inc.	$51,807	$112,456	$241,172	$338,489
Income attributable to unvested participating securities	(244)	(457)	(1,065)	(1,399)
Net income used in calculating diluted EPS	$51,563	$111,999	$240,107	$337,090
Denominator:
Weighted-average vested shares	37,438	39,561	38,342	39,516
Dilutive effect of incremental shares to be issued for contingently-issuable shares	103	118	110	121
Weighted-average shares used in calculating diluted EPS	37,541	39,679	38,452	39,637
Diluted EPS	$1.37	$2.82	$6.24	$8.50

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

The impact of equity awards granted under the OIP are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Equity awards expense recognized	$1,060	$2,369	$16,068	$16,561
Equity awards expense deferred	2,691	2,048	7,878	7,227

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

During the three months ended September 30, 2022, 10,711 RSUs were awarded to certain members of management of e-TeleQuote with an average measurement-date fair value of $125.65 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.

(10) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of September 30, 2022, the amount of the LOC outstanding was $102.8 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of September 30, 2022, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(11) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(18,086)	$(5,892)	$(24,048)	$6,490
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(18,086)	$(5,892)	$(24,048)	$6,490
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(97,516)	$(13,796)	$(401,335)	$(52,669)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(20,471)	(2,991)	(85,330)	(11,653)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(77,045)	(10,805)	(316,005)	(41,016)
			…
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(154)	(1,879)	(867)	(3,052)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(33)	(395)	(182)	(641)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(121)	(1,484)	(685)	(2,411)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(77,166)	$(12,289)	$(316,690)	$(43,427)

(12) Debt

Notes Payable – Long Term. As of September 30, 2022, the Company had $600.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 2.80% that are scheduled to mature on November 19, 2031. As of September 30, 2022, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three and nine months ended September 30, 2022.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2021 Annual Report.

Notes Payable – Short Term. On July 1, 2021, as part of the acquisition of e-TeleQuote, Primerica Health issued a $15.0 million unsecured, subordinated note, guaranteed by the Parent Company, to Etelequote Limited’s (“Etelequote Bermuda”) majority shareholder (the “Majority Shareholder Note”). This note was retired during the nine months ended September 30, 2022.

Surplus Note. As of September 30, 2022, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.4 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 3 (Investments).

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a LIBOR rate loan, or a base rate loan. LIBOR rate loans bear interest at a periodic rate equal to one-, three-, six-, or 12-month LIBOR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month LIBOR plus 1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three and nine months ended September 30, 2022, no amounts have been drawn under the Revolving Credit Facility and we were in compliance with the covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and nine months ended September 30, 2022.

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
•
Fees earned for investment advisory and administrative services within our managed investments program and shareholder services fees earned in Canada for mutual funds for which we serve as principal distributor;
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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$13,419	$12,476	$37,969	$36,601
Total segment revenues from contracts with customers	13,419	12,476	37,969	36,601
Revenues from sources other than contracts with customers	414,411	388,975	1,218,998	1,130,415
Total Term Life Insurance segment revenues	$427,830	$401,451	$1,256,967	$1,167,016

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$67,962	$95,229	$259,905	$298,057
Asset-based revenues	93,068	97,184	283,841	275,084
Account-based revenues	22,910	21,456	67,043	64,424
Other, net	3,342	3,094	9,508	9,001
Total segment revenues from contracts with customers	187,282	216,963	620,297	646,566
Revenues from sources other than contracts with customers (segregated funds)	14,415	16,374	44,855	48,204
Total Investment and Savings Products segment revenues	$201,697	$233,337	$665,152	$694,770

Senior Health segment revenues:
Commissions and fees	$14,601	$21,558	$25,222	$21,558
Other, net	2,583	1,378	9,606	1,378
Total Senior Health segment revenues	$17,184	$22,936	$34,828	$22,936

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$12,512	$17,995	$37,090	$47,202
Other, net	1,621	1,103	3,626	2,978
Total segment revenues from contracts with customers	14,133	19,098	40,716	50,180
Revenues from sources other than contracts with customers	12,445	16,417	35,531	50,736
Total Corporate and Other Distributed Products segment revenues	$26,578	$35,515	$76,247	$100,916

Renewal Commissions Receivable. For revenue associated with ongoing renewal commissions in the Senior Health and Corporate and Other Distributed Products segments, we record a renewal commission receivable asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the satisfaction of the performance obligation, less amounts that are constrained in the accompanying unaudited condensed consolidated balance sheets. We update our estimate of variable consideration each period and new facts or circumstances that were not available at the time of the initial estimate will indicate that the expected renewal commissions are higher or lower than our renewal commissions receivable. As such, the expected renewal commissions receivable will be written down or up to its revised expected value by adjustments to revenue, which we refer to as tail revenue adjustments. During the three months ended September 30, 2022, we recognized a positive tail revenue adjustment due to renewal rate escalations communicated by health insurance carriers during the quarter. During the nine months ended September 30, 2022, we recognized a net negative tail revenue adjustment to reduce the balance of the renewal commissions receivable in the Senior Health business as retention for policies scheduled to renew during the period was lower than expectations.

Activity in the Renewal commissions receivable account was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Senior Health segment:
Balance, beginning of period	$134,212	$-	$172,308	$-
Contract balances acquired as part of business combination	-	199,575	-	199,575
Measurement period adjustment (1)	-	-	(11,863)	-
Commissions revenue	9,600	16,526	32,011	16,526
Less: collections	(8,808)	(6,842)	(33,032)	(6,842)
Tail revenue adjustments from change in estimate	1,700	-	(22,720)	-
Balance, at the end of period	$136,704	$209,259	$136,704	$209,259

Corporate and Other Distributed Products segments:
Balance, beginning of period	$59,449	$56,683	$59,443	$54,845
Commissions revenue	7,908	8,810	19,833	21,969
Less: collections	(6,034)	(5,800)	(17,953)	(17,121)
Balance, at the end of period	$61,323	$59,693	$61,323	$59,693
(1)
The measurement period adjustment was recorded during the nine months ended September 30, 2022 in order to finalize the purchase price allocation for the acquisition of e-TeleQuote. Refer to Note 14 (Acquisition) for further details.

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(14) Acquisition

On July 1, 2021 (the "Acquisition Date"), the Company acquired an 80% interest, as described in the next paragraph, in the operating subsidiaries of Etelequote Bermuda, including e-TeleQuote, a Florida corporation that is a senior health insurance distributor of Medicare-related insurance policies in all 50 states and Puerto Rico (the “Acquisition”).

The Company’s subsidiary, Primerica Health, purchased from the shareholders of Etelequote Bermuda (the “selling shareholders”) 100% of the issued and outstanding capital stock of e-TeleQuote and its subsidiaries for consideration of (i) approximately $350 million in cash, (ii) replacement of e-TeleQuote’s debt as of the closing date of $146 million with intercompany funding provided by the Parent Company, (iii) a $15 million Majority Shareholder Note and (iv) common shares of Primerica Health constituting 20% of the total issued and outstanding shares of capital stock of Primerica Health that were issued to Etelequote Bermuda’s minority shareholders, most of which included or were beneficially owned by e-TeleQuote’s management (“Noncontrolling Equity Holders”). The cash consideration provided was subsequently reduced by $3.9 million as a result of the final purchase price agreed upon with the sellers following finalization of the closing statement.

In connection with the Company’s acquisition of e-TeleQuote, the Company entered into a shareholders’ agreement with the noncontrolling equity holders of Primerica Health (the “Shareholders’ Agreement”) which, among other matters, sets forth certain call and put rights beginning in 2022. Under the terms of the Shareholders’ Agreement, the Company agreed to purchase, and the noncontrolling equity holders agreed to sell, the remaining 20% stake over a period of up to four years through a series of call and put rights. The Shareholders’ Agreement provides for the purchase of the noncontrolling equity holders’ equity interests in Primerica Health at a contractually defined formulaic purchase price (the “Formulaic Price”), which is based on a discounted calculation of selected peer company equity value multiples times the trailing twelve months of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) reduced by the balance of intercompany debt owed by e-TeleQuote to the Parent Company. Effective July 1, 2022, the Company executed its call option to acquire the remaining 20% of Primerica Health. The Formulaic Price calculation resulted in a purchase price of zero. As such, no further consideration was required to obtain the outstanding 20% stake in Primerica Health and the noncontrolling interest in the Company's consolidated financial statements was redeemed.

The following table presents the preliminary purchase price allocation recorded in the Company’s consolidated balance sheet as of the Acquisition Date, adjustments made during the measurement period that ended June 30, 2022, and the final purchase price allocation:

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

Goodwill is calculated as the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed. The amount of goodwill calculated as of the Acquisition Date determined by the final purchase price allocation was $263.7 million. The goodwill created in the acquisition is not deductible for tax purposes. Refer to Note 15 (Goodwill) for more information regarding the valuation of goodwill.

(15) Goodwill

Goodwill represents the excess of the purchase price over the estimated acquired values of identifiable assets and liabilities acquired in a business combination at the acquisition date. In accordance with U.S. GAAP, goodwill is not amortized. The Company tests goodwill for impairment annually on July 1 and whenever events occur or circumstances change that would indicate the carrying value of goodwill may be impaired. All of the Company’s goodwill was obtained from the Acquisition and the e-TeleQuote business has been designated as a separate operating segment called Senior Health. Therefore, goodwill has been allocated solely to the Senior Health segment and is evaluated for impairment at the Senior Health segment level, which is also defined as the reporting unit.

During the annual impairment test as of July 1, 2022, the Company performed a quantitative impairment analysis using the income approach by preparing a discounted cash flow analysis to determine the reporting unit’s fair value. The discounted cash flow analysis included key assumptions such as the weighted average cost of capital ("WACC'), long-term growth rate and projected operating results such as approved policies, lifetime value of commissions, contract acquisition costs, operating expenses, collections of renewal commissions receivable, and utilization of net operating losses for income tax purposes. We did not utilize a market approach as part of the quantitative impairment analysis as we believe management’s expectations of the cash flow generated by the reporting unit were more relevant in determining fair value given inherent limitations in the credibility of available peer company data. The measurement of the reporting unit’s fair value is classified as a Level 3 fair value measurement given the significance of the unobservable inputs such as forecasted operating results and discount rates.

After the fair value of the reporting unit was determined, the Company calculated its carrying value by taking the reporting unit’s assets minus its liabilities. The carrying value of the reporting unit was then compared to its fair value to determine the extent of any goodwill impairment. Based on this analysis, we recognized a non-cash goodwill impairment charge of $60.0 million during the three months ended September 30, 2022, which represents the excess of the Senior Health reporting unit’s carrying value over its estimated fair value at July 1, 2022. The goodwill impairment charge recognized did not impact the Company’s income tax expense as the goodwill acquired from the Acquisition does not have any tax basis. The decline in the reporting unit's fair value below its carrying value was primarily attributable to an increase in the market-based WACC used to discount the forecasted cash flows. The increase in the WACC was driven by recent increases in the equity market risk premium and higher interest rates. The determination of whether the carrying value of the reporting unit exceeds its fair value involves a high degree of estimation and can be affected by a number of industry and company-specific risk factors that are subject to change over time.

At September 30, 2022, the Company recognized goodwill of $127.7 million in its Senior Health reporting unit after accumulated goodwill impairment charges since the Acquisition Date of $136.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2021 to September 30, 2022. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2021 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•
Business Overview
•
Business Trends and Conditions
•
Factors Affecting Our Results
•
Critical Accounting Estimates
•
Results of Operations
•
Financial Condition
•
Liquidity and Capital Resources

Business Overview

We are a leading provider of financial products to middle-income households in the United States and Canada primarily through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We historically have had two primary operating segments, Term Life Insurance and Investment and Savings Products, and a third segment, Corporate and Other Distributed Products. On July 1, 2021, we acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. (“Primerica Health”). e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Effective July 1, 2022, we acquired the remaining 20% of Primerica Health, which owns e-TeleQuote, as described in Note 14 (Acquisition) in the condensed consolidated financial statements included elsewhere in this report. Beginning July 1, 2021, the Company has reported the operations of e-TeleQuote as its own operating segment called Senior Health. e-TeleQuote licensed health insurance agents are employees of e-TeleQuote.

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
The COVID-19 (“COVID-19”) pandemic has continued to impact our business in 2022, but to a much lesser extent than in 2021, as discussed in more detail later in this section, the Results of Operations section, and the Financial Condition section. We are unsure as to the extent COVID-19 will continue to impact our business as described below:

•
We have experienced an increase in mortality expense due to premature deaths of our insureds caused by COVID-19 infections. Since March 2022, we have experienced fewer COVID-19 related claims than in prior periods. Going forward, we do not expect significant COVID-19 related death claims.
•
The COVID-19 pandemic initially led to high levels of persistency and increased policy sales as a result of strong client sentiment toward owning life insurance products. However, throughout the second half of 2021 and the first nine months of 2022, policy sales and persistency trended toward pre-COVID-19 levels. Refer to the Factors Affecting Our Results section for more information about how persistency impacts our financial results.

Significant volatility in capital markets during the first nine months of 2022 has also impacted our business. The sharp rise in market interest rates has resulted in unrealized losses in our investment portfolio. We have not recognized losses caused by interest rate volatility in the income statement as we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them. Significant declines in capital markets also adversely impacted revenue generated by our Investment and Savings Products segment.

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

Details on new recruits and life-licensed independent sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
New recruits	127,788	91,884	282,710	275,802
New life-licensed independent sales representatives	12,518	9,381	34,030	30,326

The size of the life-licensed independent sales force was as follows:

	September 30, 2022	September 30, 2021
Life-licensed independent sales representatives	134,313	130,023

The number of new recruits increased during the three months ended September 30, 2022 compared to the same period in 2021. The year-over-year increase was primarily driven by a combination of excitement generated by our biennial convention and the offering of special recruiting incentives during July 2022. Approximately 83,000 individuals were recruited while the special incentives were in place. The number of new recruits increased during the nine months ended September 30, 2022 compared to the same period in 2021 due to the same reasons as described in the three-month comparison but at a lower rate due to COVID-19 related recruiting incentives that were offered during the first half of 2021.

New life-licensed sales representatives increased during the three months ended September 30, 2022 compared to the same period in 2021 primarily due to elevated recruiting volume as discussed above. New life-licensed sales representatives increased during the nine months ended September 30, 2022 compared to the same period in 2021 as the Company continued to see the benefits of improvements to the licensing process. These improvements included new licensing progress-tracking tools and additional in-person licensing classes.

The number of life-licensed independent sales representatives grew to 134,313 as of September 30, 2022 and reflects recent improvements to the licensing process and the elevated recruiting volume as discussed above.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.18 and 0.22), were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Average number of life-licensed independent sales representatives	132,823	130,753	131,187	131,834
Number of new policies issued	71,104	75,914	219,374	248,652
Average monthly rate of new policies issued per life-licensed independent sales representative	0.18	0.19	0.19	0.21

New policies issued during the three months ended September 30, 2022 decreased compared to the same period in 2021 primarily due to softer economic conditions and a higher cost of living, which impacts middle-income families. New policies issued during the nine months ended September 30, 2022 normalized compared to the elevated levels experienced during the comparable period in 2021. New policies issued during the nine months ended September 30, 2021 reflected elevated demand for protection products as the COVID-19 pandemic highlighted the need for protection products.

Productivity during the three and nine months ended September 30, 2022, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was in line with our historical range, although lower than prior year periods primarily due to the elevated demand for protection products in 2021 as described above.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2022	% of beginning balance	2021	% of beginning balance	2022	% of beginning balance	2021	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$914,438		$886,519		$903,404		$858,818
Net change in face amount:
Issued face amount	26,049	3%	26,219	3%	78,472	9%	82,843	10%
Terminations	(21,033)	(2)%	(16,241)	(2)%	(60,117)	(7)%	(48,187)	(6)%
Foreign currency	(6,669)	(1)%	(2,479)	*	(8,974)	(1)%	544	*
Net change in face amount	(1,653)	*	7,499	1%	9,381	1%	35,200	4%
Face amount in force, end of period	$912,785		$894,018		$912,785		$894,018

* Less than 1%.

The face amount of term life policies in-force decreased for the three months ended September 30, 2022 primarily driven by movements in the foreign exchange rate. The U.S. dollar strengthened in relation to the Canadian dollar, which negatively impacted the translated face amount in force as of September 30, 2022. As a percentage of the beginning face amount in-force, issued face amount, as well as terminated face amount, during the three months ended September 30, 2022 remained consistent with the comparable 2021 period. In dollar terms, issued face amount during the three months ended September 30, 2022 was in line with the comparable 2021 period despite a decrease in the number of policies issued due to higher average issued face amounts. Terminations were higher during the three months ended September 30, 2022 compared to the comparable 2021 period as persistency normalized to pre-pandemic levels.

The face amount of term life policies in-force increased 1% for the nine months ended September 30, 2022 as the level of face amount issued continued to exceed the face amount terminated. The increase was partially offset by movement in the foreign exchange rate as discussed in the three-month comparison above. As a percentage of the beginning face amount in-force, issued face amount, as well as terminated face amount, during the nine months ended September 30, 2022 remained consistent with the three-month comparison as discussed above. In dollar terms, issued face amount during the nine months ended September 30, 2022 decreased versus the comparable 2021 period albeit at a lower rate than the decrease in the number of policies issued due to higher average issued face amounts. Terminations were higher during the nine months ended September 30, 2022 compared to the same 2021 period as persistency normalized to pre-pandemic levels.

Investment and Savings Products Sales, Asset Values and Accounts/Positions.

Investment and savings products sales and average client asset values were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in millions)
Product sales:
U.S. Retail mutual funds	$932	$1,248	$(316)	(25)%	$3,382	$3,846	$(464)	(12)%
Canada retail mutual funds - with upfront sales commissions	112	315	(203)	(64)%	801	1,096	(295)	(27)%
Annuities and other	598	721	(123)	(17)%	2,012	2,233	(221)	(10)%
Total sales-based revenue generating product sales	1,642	2,284	(642)	(28)%	6,195	7,175	(980)	(14)%
Managed investments	320	387	(67)	(17)%	1,225	1,099	126	11%
Canada retail mutual funds - no upfront sales commissions	158	76	82	108%	160	239	(79)	(33)%
Segregated funds	42	44	(2)	(5)%	338	171	167	98%
Total product sales	$2,162	$2,791	$(629)	(23)%	$7,918	$8,684	$(766)	(9)%
Average client asset values:
Retail mutual funds	$51,171	$57,780	$(6,609)	(11)%	$54,709	$54,954	$(245)	*
Annuities and other	22,965	25,778	(2,813)	(11)%	24,314	24,886	(572)	(2)%
Managed investments	6,817	6,362	455	7%	6,951	5,857	1,094	19%
Segregated funds	2,368	2,732	(364)	(13)%	2,532	2,688	(156)	(6)%
Total average client asset values	$83,321	$92,652	$(9,331)	(10)%	$88,506	$88,385	$121	*

* Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2022	% of beginning balance	2021	% of beginning balance	2022	% of beginning balance	2021	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$82,291		$91,735		$97,312		$81,533
Net change in asset values:
Inflows	2,161	3%	2,791	3%	7,916	8%	8,684	11%
Redemptions	(1,447)	(2)%	(1,756)	(2)%	(5,144)	(5)%	(5,341)	(7)%
Net flows	714	1%	1,035	1%	2,772	3%	3,343	4%
Change in fair value, net	(3,466)	(4)%	(681)	(1)%	(20,243)	(21)%	6,840	8%
Foreign currency, net	(802)	(1)%	(323)	*	(1,104)	(1)%	50	*
Net change in asset values	(3,554)	(4)%	31	*	(18,575)	(19)%	10,233	13%
Asset values, end of period	$78,737		$91,766		$78,737		$91,766

* Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Positions	%	2022	2021	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,295	2,192	103	5%	2,272	2,155	117	5%
Recordkeeping only	820	762	58	8%	810	739	71	10%
Total average number of fee- generating positions	3,115	2,954	161	5%	3,082	2,894	188	7%
(1)
We receive recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Three Months Ended September 30, 2022

Product sales. Investment and savings products sales decreased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 led by lower sales of retail mutual funds and variable annuities as investor demand deteriorated in response to negative equity market conditions during 2022.

Average client asset values. Average client asset values decreased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to negative equity market conditions during 2022.

Rollforward of client asset values. Ending client asset values decreased during the three months ended September 30, 2022 compared to an increase in the three months ended September 30, 2021 primarily due to negative market performance during the 2022 period. Net flows remained positive in the three months ended September 30, 2022, albeit to a lesser extent than in the comparable 2021 period.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Products Sales, Asset Values and Accounts/Positions During the Nine Months Ended September 30, 2022

Product sales. Investment and savings products sales decreased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 led by lower sales of retail mutual funds and variable annuities as investor demand during the second and third quarters of 2022 deteriorated in response to negative market conditions.

Average client asset values. Average client asset values increased slightly for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the impact of elevated market values of client assets at the beginning of 2022. Continued positive net flows during 2022 also contributed to the increase in average client asset values, which was partially offset by negative market performance.

Rollforward of client asset values. Ending client asset values decreased during the nine months ended September 30, 2022 compared to an increase in the nine months ended September 30, 2021 primarily due to negative market performance during the 2022 period compared to strong market performance in the comparable 2021 period. Net flows remained positive in the nine months ended September 30, 2022, albeit to a lesser extent than in the comparable 2021 period.

Average number of fee-generating positions. The average number of fee-generating positions increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the same factors described in the three-month comparison.

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

The number of Senior Health submitted policies and approved policies were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021 (1)
Number of Senior Health submitted policies	16,095	20,867	61,978	20,867
Number of Senior Health approved policies	14,862	18,276	56,381	18,276
(1)
Only reflects three months of activity as the e-TeleQuote acquisition occurred on July 1, 2021.

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

During the three and nine months ended September 30, 2022, the volume of submitted and approved policies reflects the Company’s efforts to scale back growth in favor of developing more efficient lead procurement and limiting the number of agents. The nine month comparison is also impacted by the timing of the acquisition of e-TeleQuote on July 1, 2021. The 2022 period includes nine months of submitted and approved policies compared to only three months for the 2021 period. Approved policies as a percentage of submitted policies increased during the 2022 periods as a result of the lead procurement efforts mentioned above.

Senior Health Policies Sourced by Primerica Independent Sales Representatives

Primerica independent sales representatives are eligible to refer Medicare participants to e-TeleQuote licensed agents for potential enrollment in policies distributed by e-TeleQuote after completion of a brief certification course offered by Primerica. At September 30, 2022, there were 83,280 Primerica independent sales representatives certified to refer participants for enrollment in Senior Health policies.

The number of submitted policies by e-TeleQuote sourced from Primerica independent sales representatives measures the number of Senior Health policies submitted by e-TeleQuote to its third-party health insurance carriers that originated through the Primerica independent sales force.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021 (1)
Submitted policies sourced by Primerica independent sales representatives	1,016	319	2,835	319
(1)
Only reflects three months of activity as the e-TeleQuote acquisition occurred on July 1, 2021.

For the three and nine months ended September 30, 2022, the number of submitted policies sourced by Primerica Senior Health certified independent sales representatives increased compared to the same periods in 2021 primarily due to the timing of the acquisition of e-TeleQuote on July 1, 2021. The 2022 period includes nine months of submitted policies sourced by Primerica independent sales representatives compared to only three months for the 2021 period. In addition, the three months ended September 30, 2021 represents the initial launch of the Primerica referral program, which occurred toward the end of the quarter.

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

Per policy metrics for the LTV and CAC measure our ability to profitably distribute Senior Health insurance products.

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021 (1)
LTV per approved policy during the period	$868	1,180	$850	1,180
CAC per approved policy during the period	$905	1,287	$949	1,287
LTV/CAC per approved policy	0.96	0.91	0.90	0.91
(1)
Only reflects three months of activity as the e-TeleQuote acquisition occurred on July 1, 2021.

LTV per approved policy reflects current estimates for renewal rates, policy retention and chargeback activity taking into consideration the most recent experience through September 30, 2022. The Company saw lower renewal retention rates during 2022 compared to historical experience due to an increased propensity of consumers to consider changing plans and increased plan offerings by carriers. This experience led to lower LTV per approved policy during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

CAC per approved policy for the three months ended September 30, 2022 reflects selective procurement of leads and a deliberate approach in limiting agent count. This led to a decrease in CAC per approved policy for the three months ended September 30, 2022 as compared with the three months ended September 30, 2021.

LTV and CAC per approved policy for the nine months ended September 30, 2022 compared to the same period in 2021 exhibited the same trends as the three-month comparison even though the nine-month period ended September 30, 2021 only reflects activity since the July 1, 2021 acquisition date.

Other business trends and conditions.

Worker classification standards. There has been a trend toward administrative and legislative activity around worker classification. For example, in January 2021, the Department of Labor (“DOL”) under the prior presidential administration issued a rulemaking interpreting the “economic realities” worker classification standard applicable to the Fair Labor Standards Act (“FSLA”). In October 2022, the DOL under the current presidential administration proposed a new rule that would rescind the 2021 rule and replace it with its own interpretation of the “economic realities” standard under the FSLA. Other federal and state legislative and regulatory proposals regarding worker classification have also come under consideration. It is difficult to predict what the outcome of worker classification activity may be. Changes to worker classification laws could impact our business as sales representatives (other than those hired by e-TeleQuote) are independent contractors.

Restrictions on compensation models in Canada. The organization of provincial and territorial securities regulators (collectively referred to as the “Canadian Securities Administrators” or “CSA”) published final rule amendments to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). The final amendments became effective on June 1, 2022. These rules have resulted in changes in compensation arrangements with both the fund companies that offer the mutual fund products we distribute and sales representatives. In particular, we have entered into agreements with two third-party mutual fund companies to develop and offer a broad range of funds being sold exclusively by our independent sales representatives. These agreements provide for the payment to us of asset-based revenue by the mutual fund companies. We also earn revenue through an asset-based fee charged to clients. As part of our new model (the “Principal Distributor model”) we are funding an advance of compensation at the time of sale to our independent sales representatives, taken at their option, to partially replace upfront sales commission cash flow from fund companies paid under the deferred sales charge compensation model. We expect that these changes to our mutual fund model will have the impact of initially decreasing our pre-tax operating income in the short term due to the elimination of upfront commissions. Over the long term, we expect pre-tax operating income to recover through the collection of asset-based commissions over time. We began offering our new Principal Distributor model on July 6, 2022. Although we received the requisite approval to do so, the CSA has indicated that it intends to closely examine the model, including potentially through a public consultation on sales practices, and may require undertakings or consider future amendments that would require modifications to the model, including with respect to its advance and chargeback features. At this time we cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply if our Principal Distributor model is required to be modified or discontinued. During the nine months ended September 30, 2022, Canadian mutual funds represented approximately 14% of our total investment and savings product sales and approximately 13% of our average client asset values.

In an announcement February 10, 2022, and in line with the DSC Ban for the sale of mutual funds, the organization of provincial and territorial insurance regulators (collectively referred to as the “Canadian Council of Insurance Regulators”) urged insurers to refrain from new deferred sale charge sales in segregated fund contracts beginning June 1, 2022, and expect a transition to a cessation of such sales by June 1, 2023. In addition, on September 8, 2022, the Canadian Council of Insurance Regulators issued a discussion paper for consultation to consider other changes to upfront compensation, including advance compensation and chargeback features such as those used in our Principal Distributor model. We expect that changes, if any, to segregated funds compensation practice, will also be adopted by securities regulators which may impact our Principal Distributor model. Currently, our Canadian segregated fund products are primarily sold on a deferred sales charge basis and we pay upfront commissions to the independent agents for the sale of these products. At this time, we are unable to assess the impact of any such reforms to our operations and income. During the nine months ended September 30, 2022, Canadian segregated funds represented approximately 2% of our total investment and savings product sales and approximately 3% of our average client asset values.

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

Sales. We earn commissions and fees, such as dealer re-allowances and marketing and distribution fees, based on sales of mutual fund products and annuities in the United States and sales of certain mutual fund products in Canada. Sales of investment and savings products are influenced by the overall demand for investment products in the United States and Canada, as well as by the size and productivity of the independent sales force. We generally experience seasonality in the Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients’ tax return preparation season. While we believe the size of the independent sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, which may have a significantly greater effect on sales volume in any given fiscal period.

Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory and administrative fees on assets in managed investments. In Canada, we earn marketing, distribution, and shareholder services fees on mutual fund assets for which we serve as the principal distributor and on the segregated funds for which we serve as investment manager. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients’ accounts are primarily invested in equity funds.

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

We recognize adjustments to revenue outside of LTV for approved policies from prior periods when our cash collections are, or are expected to be, different from the estimated constrained LTVs, which we refer to as tail revenue adjustments. The recognition of tail revenue adjustments results from a change in the estimate of expected cash collections when actual cash collections or communicated rate increases have indicated a trend that is different from the estimated constrained LTV. Tail revenue adjustments can be positive or negative and we recognize positive adjustments to revenue when we do not believe it is probable that a significant reversal of cumulative revenue will occur.

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

Accounting Policy Changes.

During the three and nine months ended September 30, 2022, we made the following updates for items that we have identified as critical accounting estimates.

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

During the annual impairment test as of July 1, 2022, the Company performed a quantitative impairment analysis using the income approach. We utilized an income approach by preparing a discounted cash flow analysis to determine the reporting unit’s fair value. The discounted cash flow analysis included key assumptions such as the weighted average cost of capital ("WACC"), long-term growth rate and projected operating results such as approved policies, LTVs, contract acquisition costs, operating expenses, collections of renewal commissions receivable, and utilization of net operating losses for income tax purposes. We did not utilize a market approach as part of the quantitative impairment analysis as we believe management’s expectations of the cash flow generated by the reporting unit were more relevant in determining fair value given inherent limitations in the credibility of available peer company data. The measurement of the reporting unit’s fair value is classified as a Level 3 fair value measurement given the significance of the unobservable inputs such as forecasted operating results and discount rates.

After the fair value of the reporting unit was determined, the Company calculated its carrying value by taking the reporting unit’s assets minus its liabilities. The carrying value of the reporting unit was then compared to its fair value to determine the extent of any goodwill impairment. Based on this analysis, we recognized a non-cash goodwill impairment charge of $60.0 million during the three months ended September 30, 2022, which represents the excess of the Senior Health reporting unit’s carrying value over its estimated fair value at July 1, 2022. The goodwill impairment charge recognized did not impact the Company’s income tax expense as the goodwill acquired from the e-TeleQuote acquisition does not have any tax basis. The decline in the reporting unit's fair value below its carrying value was primarily attributable to an increase in the market-based WACC used to discount the forecasted cash flows. The increase in the WACC was driven by recent increases in the equity market risk premium and higher interest rates. The determination of whether the carrying value of the reporting unit exceeds its fair value involves a high degree of estimation and can be affected by a number of industry and company-specific risk factors that are subject to change over time.

For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2021 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$810,079	$785,277	$24,802	3%	$2,417,639	$2,327,804	$89,835	4%
Ceded premiums	(404,870)	(401,295)	3,575	1%	(1,223,804)	(1,211,117)	12,687	1%
Net premiums	405,209	383,982	21,227	6%	1,193,835	1,116,687	77,148	7%
Commissions and fees	225,468	269,796	(44,328)	(16)%	717,956	754,529	(36,573)	(5)%
Investment income net of investment expenses	40,629	35,741	4,888	14%	112,148	106,970	5,178	5%
Interest expense on surplus note	(16,283)	(15,741)	542	3%	(47,613)	(46,382)	1,231	3%
Net investment income	24,346	20,000	4,346	22%	64,535	60,588	3,947	7%
Realized investment gains (losses)	292	1,730	(1,438)	*	924	3,762	(2,838)	*
Other investment gains (losses)	(2,991)	(320)	(2,671)	*	(4,765)	114	(4,879)	*
Investment gains (loses)	(2,699)	1,410	(4,109)	*	(3,841)	3,876	(7,717)	*
Other, net	20,965	18,051	2,914	16%	60,709	49,958	10,751	22%
Total revenues	673,289	693,239	(19,950)	(3)%	2,033,194	1,985,638	47,556	2%

Benefits and expenses:
Benefits and claims	171,293	183,425	(12,132)	(7)%	511,619	535,561	(23,942)	(4)%
Amortization of DAC	90,925	62,214	28,711	46%	262,367	182,604	79,763	44%
Sales commissions	105,915	129,268	(23,353)	(18)%	359,602	382,465	(22,863)	(6)%
Insurance expenses	57,552	51,901	5,651	11%	176,521	149,246	27,275	18%
Insurance commissions	7,666	8,412	(746)	(9)%	22,982	25,990	(3,008)	(12)%
Contract acquisition costs	13,446	23,524	(10,078)	(43)%	53,479	23,524	29,955	127%
Interest expense	6,802	7,529	(727)	(10)%	20,469	21,814	(1,345)	(6)%
Goodwill impairment loss	60,000	-	60,000	*	60,000	-	60,000	*
Other operating expenses	73,791	79,864	(6,073)	(8)%	239,952	219,559	20,393	9%
Total benefits and expenses	587,390	546,137	41,253	8%	1,706,991	1,540,763	166,228	11%
Income before income taxes	85,899	147,102	(61,203)	(42)%	326,203	444,875	(118,672)	(27)%
Income taxes	34,092	35,663	(1,571)	(4)%	90,069	107,403	(17,334)	(16)%
Net income	51,807	111,439	(59,632)	(54)%	236,134	337,472	(101,338)	(30)%
Net income attributable to noncontrolling interests	-	(1,017)	1,017	*	(5,038)	(1,017)	(4,021)	*
Net income attributable to Primerica, Inc.	$51,807	$112,456	$(60,649)	(54)%	$241,172	$338,489	$(97,317)	(29)%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2022

Total revenues. Total revenues decreased during the three months ended September 30, 2022 compared to the same period in 2021 primarily due to lower commissions and fees earned during the three months ended September 30, 2022. The decrease in commissions and fees was primarily due to lower sales-based revenues driven by lower demand for variable annuity and mutual funds investment products. Also contributing to the decrease in commissions and fees were lower asset-based revenues driven by unfavorable market performance during 2022. This was partially offset by an increase in Term Life net premiums earned during the three months ended September 30, 2022 compared to the same period in 2021. The increase in net premiums was driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as the layering effect of life insurance sales.

Net investment income increased during the three months ended September 30, 2022 compared to the same period in 2021 due to $2.4 million from higher yields in the invested asset portfolio and $1.8 million from a larger invested asset portfolio compared to the prior year period. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the Surplus Note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. For more information on the Surplus Note, see Note 3 (Investments) and Note 12 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Investment gains (losses) decreased to a loss during the three months ended September 30, 2022 compared to a gain in the same period in 2021 primarily due to a $2.9 million negative mark-to-market adjustment on equity securities held within our investment portfolio during the three months ended September 30, 2022 as a result of market volatility compared to a $0.4 million negative mark-to-market adjustment on equity securities held within our investment portfolio in the comparable 2021 period.

Other, net revenues increased during the three months ended September 30, 2022 compared to the same period in 2021 primarily due to differences in the timing of negotiated marketing development revenue in our Senior Health segment. Also contributing to the increase in Other, net revenues was an increase in fees received for access to Primerica Online ("POL"), our primary sales force support tool, consistent with subscriber growth.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 largely due to a non-cash goodwill impairment charge of $60.0 million, which represents the excess of the Senior Health reporting unit's carrying value over its estimated fair value at July 1, 2022. Also contributing to the increase in benefits and expenses was growth in amortization of DAC as a result of lower year-over-year persistency in the Term Life Insurance segment’s in-force book of business. These increases were partially offset by lower sales commissions in line with commissions and fees revenue decreases in our Investment and Savings Products segment as discussed above, lower COVID-19 claims experience in the Term Life Insurance segment and lower contract acquisition costs in our Senior Health segment. Other operating expenses were also lower due to non-recurring transaction-related expenses incurred in connection with the acquisition of e-TeleQuote in the 2021 period.

Income taxes. Our effective income tax rate for the three months ended September 30, 2022 was 39.7%, compared with 24.2% for the three months ended September 30, 2021. The increase in the effective tax rate in the 2022 period is driven by the non-cash goodwill impairment charge that is not deductible for income tax purposes. Excluding the non-cash goodwill impairment charge, the effective income tax rate for the three months ended September 30, 2022 was 23.4%, which was lower than the 2021 effective rate due to state income tax benefits generated by e-TeleQuote in the current year.

Results for the Nine Months Ended September 30, 2022

Total revenues. Total revenues increased during the nine months ended September 30, 2022 compared to the same period in 2021 primarily driven by growth in net premiums in the Term Life segment. The increase in Term Life net premiums was driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as the layering effect of sales of life insurance. Commissions and fees earned during the nine months ended September 30, 2022 compared to the same period in 2021 decreased due to lower sales-based revenues driven by lower demand for variable annuity and mutual funds investment products.

Net investment income increased during the nine months ended September 30, 2022 compared to the same period in 2021 due to $3.5 million from higher yields in the invested asset portfolio and $4.2 million from a larger invested asset portfolio compared to the prior year period. These increases were partially offset by a lower total return on the deposit asset backing the 10% coinsurance agreement that is subject to deposit method accounting. The $3.8 million year-over-year lower total return on this deposit asset was due to a negative mark-to-market adjustment and lower book earnings on the deposit asset during the current year period compared to the prior year period.

Investment gains (losses) decreased to a loss during the nine months ended September 30, 2022 compared to a gain in the same period in 2021 primarily due to a $4.7 million negative mark-to-market adjustment on equity securities held within our investment portfolio during the nine months ended September 30, 2022 as a result of market volatility compared to a $1.1 million positive mark-to-market adjustment on equity securities held within our investment portfolio in the comparable 2021 period.

Other, net revenues increased during the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the same factors as discussed in the three month comparison above.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 largely due to growth in amortization of DAC as a result of lower year-over-year persistency in the Term Life Insurance segment’s in-force book of business, as well as negative market performance of the funds underlying our Canadian segregated funds product in the Investment and Savings Products segment. Also contributing to the increase was a non-cash goodwill impairment charge of $60.0 million, which represents the excess of the Senior Health reporting unit's carrying value over its estimated fair value at July 1, 2022 and higher contract acquisition costs as a result of the acquisition of e-TeleQuote on July 1, 2021. Insurance and other operating expenses were higher in the nine months ended September 30, 2022 due to growth in the business and higher costs associated with sales force leadership events, which included the biennial convention held in 2022. These increases were partially offset by lower COVID-19 related claims experience in the Term Life Insurance segment and lower sales commissions in line with commissions and fees revenue decreases in our Investment and Savings Products segment as discussed above.

Income taxes. Our effective income tax rate for the nine months ended September 30, 2022 was 27.6% compared with 24.1% for the nine months ended September 30, 2021. The higher rate was primarily driven by the same factor discussed above in the three-month comparison. Excluding the non-cash goodwill impairment charge the effective income tax rate for the nine months ended September

30, 2022 was 23.3%, which was lower than the 2021 effective rate due to state income tax benefits generated by e-TeleQuote in the current year.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$804,586	$779,490	$25,096	3%	$2,401,293	$2,310,504	$90,789	4%
Ceded premiums	(403,416)	(399,835)	3,581	1%	(1,219,268)	(1,206,413)	12,855	1%
Net premiums	401,170	379,655	21,515	6%	1,182,025	1,104,091	77,934	7%
Allocated investment income	13,241	9,320	3,921	42%	36,973	26,324	10,649	40%
Other, net	13,419	12,476	943	8%	37,969	36,601	1,368	4%
Total revenues	427,830	401,451	26,379	7%	1,256,967	1,167,016	89,951	8%
Benefits and expenses:
Benefits and claims	167,356	179,696	(12,340)	(7)%	499,237	521,148	(21,911)	(4)%
Amortization of DAC	88,275	59,287	28,988	49%	249,826	174,106	75,720	43%
Insurance expenses	56,471	50,534	5,937	12%	173,072	145,160	27,912	19%
Insurance commissions	3,964	4,345	(381)	(9)%	11,612	13,999	(2,387)	(17)%
Total benefits and expenses	316,066	293,862	22,204	8%	933,747	854,413	79,334	9%
Income before income taxes	$111,764	$107,589	$4,175	4%	$323,220	$312,603	$10,617	3%

Results for the Three Months Ended September 30, 2022

Net premiums. Direct premiums increased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 largely due to sales of new policies that contributed to growth in the in-force book of business. This was partially offset by an increase in ceded premiums, which includes $14.7 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $11.1 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to an increase in the assumed net interest accreted to the Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as the Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims decreased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to lower excess claims experience. Total benefits and claims during the three months ended September 30, 2022 included approximately $2 million of excess claims, net of reinsurance, compared to approximately $14 million of excess claims, net of reinsurance, during the three months ended September 30, 2021 primarily due to fewer COVID-19 related claims.

Amortization of DAC. The amortization of DAC increased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to changes in policy lapse rates. During the three months ended September 30, 2022, lapses on policies and the resulting amortization of DAC have largely normalized to pre-pandemic levels, other than policies that were issued in the first year of the COVID-19 pandemic, which continue to experience lapse rates that are higher than historical trends.

Insurance expenses. Insurance expenses increased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to higher costs associated with supporting growth in the sales force, growth in the business and higher employee compensation costs from annual merit increases.

Results for the Nine Months Ended September 30, 2022

Net premiums. Direct premiums increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 largely due to sales of new policies that contributed to growth in the in-force book of business. This is partially offset by an increase in ceded premiums, which includes $44.4 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $31.6 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated investment income. Allocated investment income increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the same factors as described in the three-month comparison.

Benefits and claims. Benefits and claims decreased during the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to lower claims experience. Total benefits and claims during the nine months ended September 30, 2022 includes approximately $14 million of excess claims, net of reinsurance compared to approximately $43 million of excess claims, net of reinsurance, during the nine months ended September 30, 2021 primarily due to fewer COVID-19 related claims.

Amortization of DAC. The amortization of DAC increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the same factors as described in the three-month comparison.

Insurance expenses. Insurance expenses increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the same factors as discussed in the three month comparison above. Also contributing to the increase were higher costs associated with adding the previously postponed biennial convention to our normal cycle of sales force leadership events.

Insurance commissions. Insurance commissions decreased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as a result of higher non-deferrable sales force promotional activities offered in the 2021 period to incentivize the sales force during the 2020 COVID-19 pandemic.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$67,962	$95,229	$(27,267)	(29)%	$259,905	$298,057	$(38,152)	(13)%
Asset-based revenues	107,483	113,558	(6,075)	(5)%	328,696	323,288	5,408	2%
Account-based revenues	22,910	21,456	1,454	7%	67,043	64,424	2,619	4%
Other, net	3,342	3,094	248	8%	9,508	9,001	507	6%
Total revenues	201,697	233,337	(31,640)	(14)%	665,152	694,770	(29,618)	(4)%
Expenses:
Amortization of DAC	2,222	2,580	(358)	(14)%	11,610	7,641	3,969	52%
Insurance commissions	3,419	3,747	(328)	(9)%	10,514	11,065	(551)	(5)%
Sales commissions:
Sales-based	48,775	67,745	(18,970)	(28)%	186,784	209,969	(23,185)	(11)%
Asset-based	51,549	53,233	(1,684)	(3)%	155,791	150,587	5,204	3%
Other operating expenses	37,355	36,664	691	2%	118,540	111,623	6,917	6%
Total expenses	143,320	163,969	(20,649)	(13)%	483,239	490,885	(7,646)	(2)%
Income before income taxes	$58,377	$69,368	$(10,991)	(16)%	$181,913	$203,885	$(21,972)	(11)%

Results for the Three Months Ended September 30, 2022

Commissions and fees. Commissions and fees decreased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 driven by lower sales-based revenues as investor demand for mutual fund products and variable annuity products weakened due to continued volatility in capital markets. Also contributing to the decrease were lower asset-based revenues, driven by negative equity market performance, partially offset by positive net flows.

Amortization of DAC. Amortization of DAC was relatively consistent during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to similar market performance of the funds underlying our Canadian segregated funds product during both periods.

Sales commissions. The decrease in sales-based commissions for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was generally in-line with the decrease in sales-based revenue. The decrease in asset-based commissions for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was consistent with movement in asset-based revenue, excluding Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses remained relatively consistent during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Results for the Nine Months Ended September 30, 2022

Commissions and fees. Commissions and fees decreased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 driven by lower sales-based revenues in the 2022 period as investor demand for mutual fund products and variable annuity products weakened due to volatility in capital markets. This decrease was partially offset by higher asset-based revenues largely driven by higher average client asset values on managed accounts.

Amortization of DAC. Amortization of DAC increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to unfavorable market performance of the funds underlying our Canadian segregated funds product in the first half of 2022 compared to favorable market performance of such funds in the first half of 2021.

Sales commissions. The decrease in sales-based commissions for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was generally in-line with the decrease in sales-based revenue. The increase in asset-based commissions for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was consistent with the increase in asset-based revenues, excluding Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to higher costs associated with adding the previously postponed biennial convention to our normal cycle of sales force leadership events.

Senior Health Segment Results. Senior Health segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees (1)	$14,601	$21,558	$(6,957)	(32)%	$25,222	$21,558	*	*
Other, net	2,583	1,378	1,205	87%	9,606	1,378	*	*
Total revenues	17,184	22,936	(5,752)	(25)%	34,828	22,936	*	*

Benefits and expenses:
Contract acquisition costs	13,446	$23,524	$(10,078)	(43)%	53,479	$23,524	*	*
Goodwill impairment loss	60,000	-	60,000	*	60,000	-	*	*
Other operating expenses	7,461	7,902	(441)	(6)%	24,308	7,902	*	*
Total benefits and expenses	80,907	31,426	49,481	157%	137,787	31,426	*	*
Loss before income taxes	$(63,723)	$(8,490)	$55,233	651%	$(102,959)	$(8,490)	*	*

(1)
Includes a positive tail revenue adjustment of $1.7 million for the three months ended September 30, 2022 and a net negative tail adjustment of ($22.7) million for the nine months ended September 30, 2022.

* Not meaningful.

Results for the Three Months Ended September 30, 2022

Commissions and fees. Commissions and fees decreased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Contributing to the decrease were lower LTVs in 2022 as a result of lower-than-expected persistency and refined renewal estimates. In addition, lower LTVs led us to deliberately limit agent counts at e-TeleQuote in 2022, which resulted in lower sales volumes. Partially offsetting the decrease was the recognition of a $1.7 million positive tail revenue adjustment in 2022 due to renewal rate escalations communicated by health insurance carriers during the quarter. Conversely, no tail adjustment was recognized in 2021.

Other, net. Other, net increased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to the timing of negotiated marketing development revenue with certain health insurance carriers. The agreements for marketing development revenue are generally short-term in nature and can vary from period to period.

Contract acquisition costs. Contract acquisition costs, as well as per policy contract acquisition costs, decreased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 as a result of revised lead sourcing strategies, lessened competition for leads, and lower overall sales volume in the 2022 period.

Goodwill impairment loss. Reflects the non-cash goodwill impairment charge recognized during the three months ended September 30, 2022, which represents the excess of the Senior Health reporting unit's carrying value over its estimated fair value as of July 1, 2022. Refer to Note 15 (Goodwill) to our condensed consolidated financial statements included elsewhere in this report for more information.

Results for the Nine Months Ended September 30, 2022

Commissions and fees. Commissions and fees increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the timing of the acquisition of e-TeleQuote on July 1, 2021. The 2022 period includes nine months of operations compared to only three months for the 2021 period. This was largely offset by the recognition of a net $22.7 million of negative tail revenue adjustments during the nine months ended September 30, 2022 as a result of lower-than-expected renewals and refined renewal estimates on policies approved during prior periods. The negative tail adjustment offset commissions and fees revenue of $47.9 million recognized for the lifetime value of commissions for policies approved during the nine months ended September 30, 2022. No tail adjustment was recognized in 2021. The increase in commissions and fees during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was partially offset by the volume and LTV factors described in the three-month comparison above.

Other, net. Other, net increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the timing of the acquisition of e-TeleQuote on July 1, 2021. The 2022 period includes nine months of operations compared to only three months for the 2021 period.

Contract acquisition costs. Contract acquisition costs increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the timing of the acquisition of e-TeleQuote on July 1, 2021. The 2022 period includes nine months of operations compared to only three months for the 2021 period. This increase was partially offset by the same factors as described in the three-month comparison above.

Goodwill impairment loss. Reflects the non-cash goodwill impairment charge recognized during the nine months ended September 30, 2022.

Other operating expenses. Other operating expenses increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the timing of the acquisition of e-TeleQuote on July 1, 2021. The 2022 period includes nine months of operations compared to only three months for the 2021 period. Other operating expenses includes $8.2 million and $2.9 million of amortization expense for intangible assets and internally developed software for the nine months ended September 30, 2022 and 2021, respectively.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$5,493	$5,787	$(294)	(5)%	$16,346	$17,300	$(954)	(6)%
Ceded premiums	(1,454)	(1,460)	(6)	*	(4,536)	(4,704)	(168)	(4)%
Net premiums	4,039	4,327	(288)	(7)%	11,810	12,596	(786)	(6)%
Commissions and fees	12,512	17,995	(5,483)	(30)%	37,090	47,202	(10,112)	(21)%
Investment income net of investment expenses	27,388	26,421	967	4%	75,175	80,646	(5,471)	(7)%
Interest expense on surplus note	(16,283)	(15,741)	542	3%	(47,613)	(46,382)	1,231	3%
Net investment income	11,105	10,680	425	4%	27,562	34,264	(6,702)	(20)%
Realized investment gains (losses)	292	1,730	(1,438)	*	924	3,762	(2,838)	*
Other investment gains (losses)	(2,991)	(320)	(2,671)	*	(4,765)	114	(4,879)	*
Investment gains (losses)	(2,699)	1,410	(4,109)	*	(3,841)	3,876	(7,717)	*
Other, net	1,621	1,103	518	47%	3,626	2,978	648	22%
Total revenues	26,578	35,515	(8,937)	(25)%	76,247	100,916	(24,669)	(24)%
Benefits and expenses:
Benefits and claims	3,937	3,729	208	6%	12,382	14,413	(2,031)	(14)%
Amortization of DAC	428	347	81	23%	931	857	74	9%
Insurance expenses	1,081	1,367	(286)	(21)%	3,449	4,086	(637)	(16)%
Insurance commissions	283	320	(37)	(12)%	856	926	(70)	(8)%
Sales commissions	5,591	8,290	(2,699)	(33)%	17,027	21,909	(4,882)	(22)%
Interest expense	6,802	7,529	(727)	(10)%	20,469	21,814	(1,345)	(6)%
Other operating expenses	28,975	35,298	(6,323)	(18)%	97,104	100,034	(2,930)	(3)%
Total benefits and expenses	47,097	56,880	(9,783)	(17)%	152,218	164,039	(11,821)	(7)%
Loss before income taxes	$(20,519)	$(21,365)	$(846)	(4)%	$(75,971)	$(63,123)	$12,848	20%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2022

Total revenues. Total revenues decreased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to lower commissions and fees from our mortgage distribution business as a result of rising interest rates. Also contributing to the decrease is investment losses, which are discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above.

Total benefits and expenses. Total benefits and expenses decreased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to lower sales commissions from our mortgage distribution business during the three months ended September 30, 2022. Other operating expenses also decreased due to the 2021 period including approximately $10 million of non-recurring transaction-related expenses incurred in connection with the acquisition of e-TeleQuote, partially offset by higher other operating expenses due to the growth of employee-related expenses.

Results for the Nine Months Ended September 30, 2022

Total revenues. Total revenues decreased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the same factors discussed in the three-month comparison and a decrease in net investment income as more net investment income was allocated to the Term Life Insurance segment.

Total benefits and expenses. Total benefits and expenses decreased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the same factors discussed in the three-month comparison and lower benefits and claims experienced on closed blocks of non-term life insurance business underwritten by NBLIC.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of September 30, 2022, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates or credit spreads could result in significant losses in the value of our invested asset portfolio. For example, the significant increase in interest rates during the nine months ended September 30, 2022 resulted in the invested asset portfolio having an unrealized loss of $321.0 million as of September 30, 2022 compared to an unrealized gain of $81.2 million as of December 31, 2021. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments as we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

Details on asset mix (excluding our held-to-maturity security) were as follows:

	September 30, 2022	December 31, 2021
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.8 years	4.8 years
Average book yield of our fixed-maturity portfolio	3.34%	3.12%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	September 30, 2022		December 31, 2021
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$597,966	21%	$495,055	19%
AA	308,333	11%	312,418	12%
A	640,533	23%	644,775	24%
BBB	1,116,851	40%	1,079,123	41%
Below investment grade	76,395	3%	93,294	4%
Not rated	42,655	2%	21,078	*
Total	$2,782,733	100%	$2,645,743	100%
(1)
Includes trading securities at fair value and available-for-sale securities at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity invested asset portfolio (excluding our held-to-maturity security) were as follows:

	September 30, 2022
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$14,733	$15,991	$(1,258)	AAA
Province of Quebec Canada	14,271	14,935	(664)	A+
Province of Ontario Canada	13,629	14,274	(645)	AA
Province of Alberta Canada	10,684	11,729	(1,045)	BBB+
Enbridge Inc	10,356	11,320	(964)	BBB+
Manulife Financial Corp	10,274	11,538	(1,264)	A
Province of British Columbia Canada	9,067	9,513	(446)	AA+
ConocoPhillips	8,932	10,695	(1,763)	A
TC Energy Corp	8,869	10,579	(1,710)	BBB+
Ontario Teachers' Pension Plan	8,507	10,205	(1,698)	AA+
Total – ten largest holdings	$109,322	$120,779	$(11,457)
Total – fixed-maturity securities	$2,461,707	$2,782,733
Percent of total fixed-maturity securities	4%	4%
(1)
Includes trading securities at fair value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of September 30, 2022, the Parent Company had cash and invested assets of $239.7 million.

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

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-Tele-Quote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, in periods of growth, net cash flows at e-TeleQuote are expected to be negative, with the Parent Company providing working capital to e-TeleQuote. During the first nine months of 2022, as a result of the Company’s efforts to scale back growth in favor of developing more efficient lead procurement and limiting the agent count, the Parent Company did not provide funding to e-TeleQuote as cash tax benefits from net operating losses were sufficient to cover operating needs.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2022	2021	$
	(In thousands)
Net cash provided by (used in) operating activities	$551,278	$435,121	$116,157
Net cash provided by (used in) investing activities	(96,791)	(722,557)	625,766
Net cash provided by (used in) financing activities	(405,296)	62,275	(467,571)
Effect of foreign exchange rate changes on cash	(3,667)	3,170	(6,837)
Change in cash and cash equivalents	$45,524	$(221,991)	$267,515

Operating Activities. Cash provided by operating activities during the nine months ended September 30, 2022 increased compared to the nine months ended September 30, 2021. Although net income decreased during the nine months ended September 30, 2022, cash generated from operating activities increased as it excludes non-cash charges such as goodwill impairments, amortization of deferred policy acquisition costs and renewal commission tail adjustments. Also contributing to the year-over-year increase in cash provided by operating activities were lower deferred acquisition costs due to lower term life insurance policy sales. In addition, cash provided by operating activities was higher in 2022 compared with 2021 due to the timing of purchases and maturities of trading securities.

Investing Activities. Cash used in investing activities during the nine months ended September 30, 2022 decreased compared to the nine months ended September 30, 2021 primarily due to funding the e-TeleQuote acquisition on July 1, 2021. Also contributing to the decrease was short-term investing activity. During the nine months ended September 30, 2022, short-term investments acquired in 2021 matured, which allowed these funds to be deployed for share repurchases. These movements were partially offset by lower sales of fixed-maturity securities during the nine months ended September 30, 2022 as the sharp increase in interest rates provided less attractive selling opportunities. By comparison, during 2021 the Company had higher sales of fixed-maturity securities in anticipation of funding the e-TeleQuote acquisition on July 1, 2021.

Financing Activities. Cash flows from financing activities was a use of cash during the nine months ended September 30, 2022 compared to a source of cash in the nine months ended September 30, 2021. This movement is primarily due to cash used to fund share repurchases during the 2022 period. By comparison, the Company paused share repurchases in 2021 to accumulate cash and borrowed $125 million under the Revolving Credit Facility in anticipation of funding the e-TeleQuote acquisition on July 1, 2021.

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

As of September 30, 2022, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, the Office of the Superintendent of Financial Institutions (“OSFI”) requires federally-regulated life insurance companies to maintain adequate capital in accordance with regulatory Capital Guidelines. The Capital Guidelines define and establish criteria and limits for determining an insurer’s required capital to support defined risks and the amount of qualifying regulatory available capital. In addition, OSFI requires companies to set internal target levels of capital sufficient to provide for all risks of the insurer, including risks specified in OSFI’s Capital Guidelines. As of September 30, 2022, Primerica Life Insurance Company of Canada has satisfied its regulatory capital requirements.

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

Notes Payable – Long term. The Company has $600.0 million of publicly-traded, Senior Notes outstanding issued at a price of 99.550% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes mature November 19, 2031. We were in compliance with the covenants of the Senior Notes as of September 30, 2022. No events of default occurred during the three and nine months ended September 30, 2022.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of September 30, 2022.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the London Interbank Offered Rate (“LIBOR”) or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. During the three and nine months ended September 30, 2022, no amounts were drawn under the Revolving Credit Facility and we were in compliance with the covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and nine months ended September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022 the Company established internal controls over financial reporting for e-TeleQuote's processes. In addition, the Company established internal controls over its assessment of the initial impact of adopting Accounting Standards Update (“ASU”) 2018-12 Targeted Improvements to the Accounting for Long-Duration Insurance Contracts. Otherwise, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2022, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2022	346,388	$121.04	346,336	$37,402,550
August 1- 31, 2022	264,260	130.77	263,516	52,945,198
September 1 - 30, 2022	165,959	126.53	165,959	31,946,406
Total	776,607	$125.52	775,811	$31,946,406

(1)
Consists of repurchases of (a) 796 shares at an average price of $132.88 arising from share-based compensation tax withholdings and (b) open market repurchases of share under the share repurchase program approved by our Board of Directors.
(2)
On November 17, 2021, our Board of Directors authorized a share repurchasing program, which was announced on November 18, 2021, for up to $275.0 million of our outstanding common stock for purchases through December 31, 2022. On February 14, 2022, our Board of Directors authorized an increase of $50.0 million to the share repurchase program authorized on November 17, 2021. On August 11, 2022, our Board authorized an additional increase of $50.0 million to the share repurchase program bringing the authorized share repurchases up to $375.0 million of our outstanding common stock through December 31, 2022.

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

Exhibit Number	Description	Reference
10.1	Assignment, Transfer and Novation Agreement dated as of June 23, 2022 between Primerica Life Insurance Company, Pecan Re Inc. and Swiss Re Life and Health America Inc.	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).
10.2	Second Amended and Restated 80% Coinsurance Agreement dated as of June 23, 2022 between Primerica Life Insurance Company and Swiss Re Life and Health America Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).
10.3

Reinsurance Trust Agreement dated as of June 23, 2022 between Swiss Re Life and Health America Inc., as Grantor, and Primerica Life Insurance Company, as Beneficiary, and The Bank of New York Mellon, as Trustee

Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).
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

Primerica, Inc.

November 9, 2022	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)