Form 10-K
period 2022-12-31
Primerica, Inc.
filed 2023-02-28
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2022, was $4,501,224,081. The number of shares of the registrant’s Common Stock outstanding at January 31, 2023, with $0.01 par value, was 36,645,594.

Documents Incorporated By Reference

Certain information contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 17, 2023 is incorporated by reference into Part III hereof.

i

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

Developments in any of the areas addressed in these risks or uncertainties could cause actual results to differ materially from those anticipated or projected or cause a significant reduction in the market price of our common stock. Further, the risks and uncertainties described under “Item IA. Risk Factors” and summarized below under “Risk Factors Summary” may not include all of the risks and uncertainties that could affect us. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Accordingly, undue reliance should not be placed on these statements. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law.

Risk factors summary

The following is a summary of the risks and uncertainties that could have a material adverse effect on our business. See “Item 1A. Risk Factors” for additional information regarding these risks and uncertainties.

Risks Related to Our Distribution Structure

•
Our failure to continue to attract new recruits, retain independent sales representatives or license or maintain the licensing of independent sales representatives would materially adversely affect our business.
•
Certain laws and regulations could apply to our independent contractor distribution model, which could require us to modify our distribution structure.
•
There may be adverse consequences if the classification of our independent contractor sales representatives is changed.
•
Violation of, or non-compliance with, laws and regulations and related claims and proceedings could expose us to material liabilities.

Risks Related to Our Insurance Business and Reinsurance

•
Our life insurance business may face significant losses if our actual experience differs from our expectations regarding mortality or persistency.
•
Our life insurance business is highly regulated, and statutory and regulatory changes may materially adversely affect our business.
•
A decline in the regulatory capital ratios of our insurance subsidiaries could result in increased scrutiny by insurance regulators and ratings agencies and have a material adverse effect on our business.
•
A significant ratings downgrade by a ratings organization could materially adversely affect our business.
•
The failure by any of our reinsurers or reserve financing counterparties to perform its obligations to us could have a material adverse effect on our business.

Risks Related to Our Investments and Savings Products Business

•
Our Investment and Savings Products segment is heavily dependent on a limited platform of mutual fund and annuity products offered by a relatively small number of companies and managers. If these products fail to remain competitive with other investment options, our business could be materially adversely affected.
•
If our relationship with one or more of our funds, annuities or managers is significantly altered or terminated or there is a shift in the business mix, our business could be materially adversely affected.
•
Violations of, or non-compliance with, laws and regulations of the securities business could expose us to material liabilities.
•
If heightened standards of conduct or more stringent licensing requirements (such as those adopted by the Securities and Exchange Commission) and the Department of Labor, state legislatures or regulators or Canadian securities regulators, are imposed on us or the independent sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business.
•
If our suitability policies and procedures, or our policies and procedures for compliance with federal, state or provincial regulations governing standards of care, were deemed inadequate, it could have a material adverse effect on our business.

•
Non-compliance with applicable regulations could lead to revocation of our subsidiary's status as a non-bank custodian, which could have a material adverse affect on our business.

Risks Related to e-TeleQuote’s Senior Health Insurance Distribution Business

•
Due to our limited history with e-TeleQuote Insurance, Inc. (“e-TeleQuote”), we may not be able to execute an effective business strategy, which could adversely affect our business.
•
e-TeleQuote is highly regulated and subject to compliance requirements of the U.S. government's Centers for Medicare and Medicaid Services and those of its carrier partners. Non-compliance with, or violations of, such requirements may harm its business, which could have a material adverse effect on our business.
•
e-TeleQuote generates leads that are internally sourced from marketing initiatives and receives referrals from Primerica independent sales representatives. It also receives leads externally acquired from third-party vendors. e-TeleQuote’s business may be harmed if it cannot continue to acquire or generate leads on commercially viable terms, if it is unable to convert leads to sales at acceptable rates, if Primerica independent sales representatives do not introduce consumers to e-TeleQuote, or if policyholder retention is lower than assumed, any of which could adversely impact our business.
•
If e-TeleQuote’s ability to enroll individuals during the Medicare annual election period is impeded, its business may be harmed, which could adversely impact our business.
•
e-TeleQuote’s business is dependent on key carrier partners. The loss of a key carrier partner, or the modification of commission rates or underwriting practices with a key carrier partner, could harm its business which could adversely impact our business.

Risks Related to Our Mortgage Distribution Business

•
Licensing requirements will impact the size of the mortgage loan sales force, which could adversely affect our mortgage distribution business.
•
Our mortgage distribution business is highly regulated and subject to various laws and regulations in the U.S. and Canada. Changes in, non-compliance with, or violations of, such laws and regulations could affect the cost or our ability to distribute our products and could adversely affect our business.
•
In the U.S., we distribute mortgage loans based on contractual agreements with a very limited number of mortgage lenders. A significant change to or disruption in the mortgage lenders’ mortgage businesses or an inability of the mortgage lenders to satisfy their contractual obligations to us could adversely affect our business.

Risks Related to Economic Downcycles, Public Health Crises or Catastrophes, and Disaster

•
The effects of economic down cycles, issues affecting the national and/or global economy or global geopolitical event(s) could materially adversely affect our business.
•
Major public health pandemics, epidemics or outbreaks (such as the COVID-19 pandemic) or other catastrophic events, have impacted and could again materially adversely impact our business.
•
In the event of a disaster, our business continuity plan may not be sufficient, which could have a material adverse effect on our business.

Risks Related to Information Technology and Cybersecurity

•
If one of our, or a third-party partner’s, significant information technology systems fails, if its security is compromised, or if the Internet becomes disabled or unavailable, our business may be materially adversely affected.
•
The current legislative and regulatory climate with regard to privacy and cybersecurity could adversely affect our business.
•
Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business.
•
e-TeleQuote’s security measures are designed to protect against breaches of security and other interference with its systems and networks operate independently from Primerica’s systems. If e-TeleQuote is subject to cyber-attacks or security breaches or is otherwise unable to safeguard the security and privacy of confidential data e-TeleQuote’s business may be harmed, which could have a material adverse effect on our business.

Financial Risks Affecting Our Business

•
Credit deterioration in, and the effects of interest rate fluctuations on our invested asset portfolio and other assets that are subject to changes in credit quality and interest rates could materially adversely affect our business.
•
Valuation of our investments and the determination of expected credit losses when the fair value of our available-for-sale invested assets is below amortized cost are both based on estimates that may prove to be incorrect, which could adversely affect our financial condition.
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

Risks Related to Legislative and Regulatory Changes

•
We are subject to various federal, state and provincial laws and regulations in the U.S. and Canada, changes in which may require us to alter our business practices and could materially adversely affect our business.
•
The current legislative and regulatory climate with regard to financial services could adversely affect our business.
•
Medicare Advantage is a product legislated and regulated by the U.S. government. If the enabling legislation and regulation or implementing guidance issued by CMS changes, e-TeleQuote’s business may be harmed, which could have a material adverse effect on our business.
•
The current regulatory climate with regard to climate change may adversely affect our business.

General Risk Factors

•
Litigation and regulatory investigations and actions may result in financial losses and harm our reputation.
•
A significant change in the competitive environment in which we operate could negatively affect our ability to maintain or increase our market share and profitability.
•
Our continued success requires a high-performing and stable team of employees across all levels, and the loss of key employees could negatively affect our financial results and impair our ability to implement our business strategy.
•
We regularly undertake business initiatives to enhance our technology, products, and services. The efficiency and success of these initiatives may vary significantly and may cause unanticipated costs, errors, or disruptions which could have a material adverse effect on our business.
•
We may be materially adversely affected by currency fluctuations.
•
Any acquisition of or investment in businesses that we may undertake that does not perform as we expect or that is difficult for us to integrate could materially adversely impact our business.
•
The market price of our common stock may fluctuate.

PART I

ITEM 1. BUSINESS.

Primerica, Inc. (“Primerica”, “we”, “us” or the “Parent Company”) is a leading provider of financial products to middle-income households in the United States and Canada with 135,208 life insurance-licensed sales representatives as of December 31, 2022. These independent licensed representatives (“independent sales representatives” or “independent sales force”) assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We insured over 5.7 million lives and had approximately 2.8 million client investment accounts as of December 31, 2022. Our business model uniquely positions us to reach underserved middle-income consumers in a cost-effective manner and has proven itself in both favorable and challenging economic environments.

Our mission is to serve middle-income families by helping them make informed financial decisions and providing them with a strategy and tools to gain financial independence. Our distribution model is designed to:

•
Address our clients’ financial needs. Independent sales representatives use our proprietary Financial Needs Analysis tool (“FNA”) and an educational approach to demonstrate how our product offerings can provide financial protection for our clients’ families, save for their retirement and other needs, and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of the sales representatives. Meetings are generally held in informal, face-to-face settings either in person or through remote communication tools, usually while clients are in their homes.
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
•
Becoming the middle-income market's provider of choice for retirement and investment products; and
•
Developing powerful digital capabilities that deepen our client relationships and extend our reach in the market.

We acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. (“Primerica Health”) on July 1, 2021 and the remaining 20% on July 1, 2022. e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Refer to Note 20 (Acquisition) to our consolidated financial statements included elsewhere in this report for more information regarding the acquisition of e-TeleQuote.

Corporate Structure

We conduct our core business activities in the United States through four principal entities, all of which are direct or indirect wholly owned subsidiaries of the Parent Company:

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
•
PFSL Investments Canada Ltd. (“PFSL Investments Canada”), our Canadian licensed mutual fund dealer; and
•
PFSL Fund Management Ltd. (“PFSL Fund Management”), our Canadian investment funds manager.

Primerica was incorporated in the United States as a Delaware corporation in October 2009 to serve as a holding company for the Primerica businesses (collectively, the “Company”). Except for e-TeleQuote, our businesses were transferred to us by Citigroup, Inc. on April 1, 2010 in a reorganization pursuant to which we completed an initial public offering in April 2010 (the “IPO”). On March 31, 2010, we entered into certain coinsurance transactions to cede between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We administer pre-IPO policies subject to these coinsurance agreements.

Our Clients

Our clients are generally middle-income consumers, which we define as households with $30,000 to $100,000 of annual income. According to the 2021 U.S. Census Bureau Current Population Survey, the latest period for which data is available, approximately 43% of U.S. households fall in this range. We believe that we understand the financial needs of the middle-income segment, which include:

•
Many have inadequate or no life insurance coverage. Individual life insurance sales in the United States declined from 12.9 million policy sales in 1975 to 10.1 million policy sales in 2021, the latest period for which data is available, according to LIMRA, a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle-income clients for many years, is generally the best option for them to meet their life insurance needs.
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
•
Many prefer to meet face-to-face when considering financial products. Historically, many middle-income consumers have indicated a preference to meet face-to-face when considering financial products or services. As such, we have designed our distribution model to address this preference in a cost-effective manner through a network of more than 135,000 life insurance-licensed independent sales representatives who meet with clients in person or using remote communication tools based on client preference.
•
Many need Medicare coverage as they reach the age of eligibility. In 2022, there were approximately 58.6 million eligible Medicare beneficiaries in the United States according to the Kaiser Family Foundation. According to the United States Census Bureau, approximately 10,000 individuals turn 65 on a daily basis. As a result, the number of Medicare eligible participants is expected to continue to grow.
•
Many are looking to finance the purchase of a home or refinance an existing mortgage. Most middle-income consumers need mortgages to finance the purchase of a home. In addition, through refinancing a mortgage loan, clients may be able to change the term of their loan, access home equity for cash, home improvements and/or debt consolidation and in limited circumstances lower their interest rate.

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

RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, as independent entrepreneurs, they are responsible for, and have control over, the costs of their administrative staff, marketing materials, travel, training and certain recognition events for the independent sales representatives in their respective sales organizations. Field offices provide a location for independent sales representatives to conduct recruiting meetings, training events and sales-related meetings, disseminate our Intranet-streamed broadcasts, conduct compliance functions, and house field office business records. Some business locations house more than one field office. At December 31, 2022, approximately 5,900 field offices in 3,200 locations were managed by independent sales representatives that served as RVPs. Independent sales representatives also leverage remote communication tools to conduct field office meetings. RVPs play a major role in training, motivating and monitoring their independent sales force organization.

Because the independent sales representative’s compensation grows with the productivity of his or her sales organization, our distribution model provides financial rewards to independent sales representatives who successfully develop, support and monitor productive independent sales representatives. In addition to our commission structure, we offer the Primerica Ownership Program. This program provides qualifying RVPs a contractual right, upon meeting certain criteria, to transfer their Primerica businesses to another RVP or a qualifying family member at such time as they desire. Furthermore, we have developed proprietary tools and technology, which we make available to the independent sales representatives, to enable RVPs to reduce the time spent on administrative responsibilities associated with their sales organizations so they can devote more time to the sales, recruiting and training activities that drive our growth. We believe that our tools and technology, coupled with our sales compensation programs, further incentivize independent sales representatives to become RVPs.

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

After the initial contact, independent sales representatives typically invite prospective recruits to an opportunity meeting, conducted in person or through remote communication tools, which is conducted by an RVP. The objective of an opportunity meeting is to inform prospective recruits about our mission and their opportunity to start their own businesses by becoming independent sales representatives. At the conclusion of each opportunity meeting, attendees who are interested are asked to complete an application and pay a nominal fee to commence their pre-licensing training and licensing examination preparation programs and, depending on the state or province, to cover their licensing exam registration costs, which are provided by the Company generally at no additional charge. Recruits are not obligated to purchase any of the products we offer in order to become independent sales representatives, though they may elect to make such purchases.

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

The following table provides information on new recruits and life insurance-licensed independent sales representatives:

	Year ended December 31,
	2022	2021	2020
Number of new recruits	359,735	349,374	400,345
Number of newly life insurance-licensed independent sales representatives	45,147	39,622	48,106
Number of life insurance-licensed independent sales representatives, at period end	135,208	129,515	134,907	(1)
Average number of life insurance-licensed independent sales representatives during period	132,077	131,315	133,302

(1)
Number of life insurance-licensed independent sales representatives at December 31, 2020 includes 3,597 temporary licenses that were issued in response to the COVID-19 pandemic and 2,508 licenses that were extended due to the COVID-19 pandemic.

We define new recruits as individuals who have submitted an independent business application to become independent sales representatives together with payment of the nominal fee to commence their pre-licensing training. Certain recruits may not meet the compliance standards to become an independent sales representative, and others elect to withdraw prior to becoming actively engaged.

On average, it takes approximately three months for independent sales representatives to complete the necessary applications and pre-licensing coursework and to pass the applicable state or provincial examinations to obtain a license to sell term life insurance products. As a result, individuals recruited to become independent sales representatives within a given fiscal period may not become licensed independent sales representatives or meet compliance standards until a subsequent period.

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

While the RVPs are responsible for motivating the independent sales representatives in their own organizations, we provide a system that motivates independent sales representatives to succeed in their businesses by:

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

In 2022, we also hosted our biennial international convention, which was attended by approximately 35,000 people, at the Mercedes-Benz Stadium in Atlanta, Georgia. New recruits and independent sales representatives who attended our convention and associated meetings do so at their own expense, which we believe further demonstrates their commitment to our organization and mission.

Training, Communication and Sales Support Tools. Primerica Online (“POL”), delivered through a secure Intranet website and a cross-platform mobile application (“Primerica App”) is our primary tool designed to support independent sales representatives and assist them in building their own businesses. We provide independent sales representatives with communication, training, and sales support tools on POL that allow both new and experienced sales representatives to offer financial information and products to our clients. POL provides independent sales representatives with access to various business tracking and management tools, licensing support tools, product-specific training, and sales procedures and tools. Additionally, POL provides access to internal training programs and videos covering sales, management skills, business ownership, and compliance. We also use POL to provide real-time recognition of independent sales representatives’ successes and scoreboards for independent sales force production, contests, and leadership trips. In addition, POL is a gateway to our product providers and product support. Subscribers generally pay a small monthly fee to subscribe to POL, which helps cover the cost of developing new resources and maintaining this support system. A limited version of POL that provides access to Primerica e-mail, compliance and compensation information, newsletters and bulletins is available at no cost.

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

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

Our Point-of-Sale Application Tool: Our point-of-sale technology, TurboApps, streamlines the application process for our insurance and investment products. These applications automatically populate client information from the FNA and other external sources to eliminate redundant data collection and provide real-time feedback to eliminate incomplete and illegible applications. Integrated with our paperless field office management system described below and with our home office systems, TurboApps allows RVPs and us to realize the efficiencies of straight-through-processing of application data and other information collected on independent sales representatives’ mobile devices, which results in expedited processing of product sales. TurboApps also features EZ-Key, which is a tool that helps independent sales representatives guide clients through the investment decision process and ultimately provides investment alternatives based on the client’s individual situation. TurboApps is available on the independent sales representatives’ portal, POL and our mobile platform, the Primerica App.

Primerica App: The mobile Primerica App platform has been adopted broadly and provides the independent sales force with access to the critical components needed to start, build and maintain their businesses. We continually enhance and expand the scope and resources available in this strategic platform.

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

Shareholder Account Manager (“SAM”): SAM is a web-based tool, accessed through our transfer agent recordkeeping platform, that allows securities-licensed independent sales representatives to service client investments in mutual funds.

Client Relationship Manager (“CRM”): Our CRM tool allows independent sales representatives and their RVPs to organize client information, such as personal contact information, product relationships, account details, notes, appointments, follow-ups, and marketing campaigns, in one place to enable fast and convenient access for managing client relationships.

Primerica Social: We maintain a pre-approved repository of social media content that can be shared by independent sales representatives to grow their network and spread Primerica messaging.

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

For U.S. mutual funds (non-managed investments) and annuity products, commissions are paid both on the sale and on the value of assets under management. Commissions are calculated based on the dealer reallowance and trail compensation actually paid to us. For managed investment products, fees earned are based on the assets under management and represent the fee we receive as compensation for as long as we retain the account. In July 2022, we began offering a series of mutual funds in Canada whereby independent sales representatives earn monthly fees based on clients asset values (the “asset based fees”), have the option of receiving upfront compensation from PFSL Investments Canada based on the amount invested with reduced asset based fees for a period of five years, and are able to negotiate with an investor to earn a front-end load sales commission. If independent sales representatives choose to receive upfront compensation from PFSL Investments Canada, they are subject to a chargeback of the upfront compensation on a declining scale if the investor redeems some or all of the investment within five years. For our Canadian segregated fund investment products, we pay independent sales representatives a sales commission based on the amount invested and a monthly fee based on clients’ asset values. As a result of Canadian regulatory changes that will be effective in June 2023, we will modify our compensation structure for our Canadian segregated fund investment products. For further details of these regulatory changes, refer to the “Regulatory Changes” section in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Primerica compensates Primerica Senior Health certified independent sales representatives with fees for services provided, including education and related services associated with introducing eligible seniors to e-TeleQuote.

We also pay the independent sales force with respect to mortgage originations, sales of prepaid legal services subscriptions, and referrals for customers purchasing other distributed products. Mortgage originations compensation paid to the independent sales force is earned for each closed mortgage loan based on a percentage of the loan amount, subject to regulatory maximums. Prepaid legal services commissions paid to the independent sales force are earned in fixed amounts on a monthly basis as long as the prepaid legal service subscription remains active. Commissions related to other distributed products are calculated based on the type of product sold or referred.

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

In most states, Primerica’s independent sales representatives can become certified to make Senior Health referrals by completing an internal training and brief certification course. Upon completion of the certification process, Primerica’s independent sales representatives may educate eligible participants about Medicare in general, refer them to an e-TeleQuote licensed health insurance agent and provide certain other related services.

To offer mortgage loan products in the United States, independent sales representatives must be individually licensed as mortgage loan originators by the states in which they do business and, in some states, they must also be individually licensed as mortgage brokers.

For sales of our other distributed products, appropriate state, provincial and territorial licensing may be required.

Supervision and Compliance

To ensure compliance with various federal, state, provincial and territorial legal requirements, we and the RVPs share responsibility for maintaining an overall compliance program that involves compliance training and supporting, as well as monitoring the activities of independent sales representatives. We work with the RVPs to develop and maintain appropriate compliance procedures and systems.

Generally, RVPs must obtain a principal license (FINRA Series 26 in the United States and Branch Manager license in Canada), and, as a result, they assume additional regulatory responsibility over the activities of their sales organizations. Additional supervision is provided by designated principal-licensed home office personnel, referred to as Regional Securities Principals (“RSP”). RSPs are required to supervise and monitor activity across all product lines and report any compliance issues they observe to our Compliance Department. In addition, our Compliance Department regularly runs surveillance reports designed to monitor the activity of the independent sales force and investigates any unusual or suspicious activity identified during these reviews or during periodic inspections of RVP offices.

All independent sales representatives are required to participate in our annual compliance meeting, a program administered by our senior management and our legal and compliance staff. We provide a compliance training overview across all product lines and require the completion of compliance checklists by each licensed independent sales representative for each product he or she offers. Additionally, independent sales representatives receive periodic compliance communications, both in writing and through videos, regarding new compliance developments and business issues of significance.

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

Senior Health Distribution

In the United States, our subsidiary, e-TeleQuote, distributes Medicare-related insurance products to eligible Medicare participants and enrolls them in coverage utilizing e-TeleQuote’s team of licensed health insurance agents. e-TeleQuote’s licensed health insurance agents are employees of e-TeleQuote. These licensed health insurance agents utilize e-TeleQuote’s proprietary technology, including telephony, relationship management, lead analytics, and plan comparison tools, to enroll participants in eligible Medicare plans.

e-TeleQuote’s licensed health insurance agents are full-time employees who are motivated through compensation systems that track performance and reward them accordingly. This compensation system includes an hourly wage plus an incentive compensation component based on individual sales performance and key performance indicators, which include policy retention. We provide sales support through the sourcing and screening of leads, allowing our licensed health insurance agents to maximize time spent with potential enrollees, as well as through proprietary technology that provides relationship management, lead analytics, and plan comparisons for licensed health insurance agents to facilitate the enrollment of participants in eligible Medicare plans. e-TeleQuote manages the licensing, certification and training process through its dedicated health insurance licensing team and technology platform for regulatory compliance. Continuing education is provided annually to ensure that our licensed health insurance agents are up to date with carrier updates, compliance and technology.

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

Once licensed to sell health insurance by state agencies, e-TeleQuote’s licensed health insurance agents need to be certified annually by a health insurance carrier to sell that carrier's products. State law may also require agents to be appointed by a health insurance carrier as the carrier’s agent. Such certification involves online classes and testing for subject matters like the basics of Medicare, fee-for-service plan eligibility and benefits, different types of plans, enrollment processes and requirements, marketing compliance, anti-money laundering, fraud, waste, and abuse detection and reporting. The certification process can take up to 40 hours of classes and testing before an agent will be allowed to sell Medicare plans.

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

The following table provides information on our principal product offerings and the principal sources thereof by operating segment as of December 31, 2022.

Operating Segment	Principal Product Offerings	Principal Sources of Products (Applicable Geographic Territory)
Term Life Insurance	Term Life Insurance	Primerica Life (U.S. (except New York), the District of Columbia and certain territories)
NBLIC (New York)
Primerica Life Canada (Canada)
Investment and Savings Products	Mutual Funds and Certain Retirement Plans	American Century Investments (U.S.)
American Funds (U.S.)
Equitable Distributors, LLC (U.S.)
Nuveen, LLC (U.S.)
VOYA Financial, Inc. (U.S.)
Fidelity Investments (U.S. and Canada)
Franklin Templeton Investments (U.S. and Canada)
Invesco (U.S. and Canada)
AGF Investments (Canada)
Mackenzie Investments (Canada)
PFSL Fund Management Ltd. (Canada)
	Managed Investments	PFS Investments (dba Primerica Advisors) (as a program sponsor) (U.S.)
	Variable Annuities	Corebridge Financial, Inc. (U.S.)
Brighthouse Financial, Inc. (U.S.)
Equitable Distributors, LLC (U.S.)
Lincoln National Corporation (U.S.)
	Fixed Indexed Annuities	Corebridge Financial, Inc. (U.S.)
Lincoln National Corporation (U.S.)
Universal Life Insurance Company (Puerto Rico)
	Fixed Annuities	Universal Life Insurance Company (Puerto Rico)
	Employer Sponsored Retirement Plans	American Funds (U.S.)
Equitable Distributors, LLC (U.S.)
VOYA Financial, Inc. (U.S.)
	Segregated Funds	Primerica Life Canada (Canada)
Senior Health	Medicare Advantage and Medicare Supplement Plans	Aetna Inc. (U.S.)
Anthem, Inc. (U.S.)
Cigna, Inc. (U.S.)
Humana, Inc. (U.S.)
Mutual of Omaha (U.S.)
UnitedHealthcare Group, Inc. (U.S.)
Corporate and Other Distributed Products	Mortgage Loans (1)(2)	Rocket Mortgage, LLC (U.S.)
Spring EQ LLC (U.S.)
Rocket Mortgage Canada ULC (Canada)
8Twelve Mortgage Corp. (Canada)
	Prepaid Legal Services	Pre-Paid Legal Services, Inc. (U.S. and Canada)
	ID Theft Defense	Pre-Paid Legal Services, Inc. (U.S. and Canada)
	Supplemental Health and Accidental Death & Disability Insurance	The Edge Benefits Inc. and its affiliates (Canada)
	Auto and Homeowners' Insurance (2)	Various insurance companies, as offered through Answer Financial, Inc. (U.S.)
SurexDirect.com Ltd. (Canada)
	Home Automation Solutions	Vivint, Inc. (U.S.)

(1)
In the U.S., mortgage loans are made by Rocket Mortgage, LLC and Spring EQ LLC. In Canada, representatives refer mortgage loans to Rocket Mortgage Canada ULC (a subsidiary of Rocket Companies, Inc.) and 8Twelve Mortgage Corp.
(2)
In Canada, referrals only.

Term Life Insurance

Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. In 2021, the latest period for which data is available from LIMRA, we ranked as a leading provider of individual term life insurance in the United States.

We believe that term life insurance is generally a better alternative for middle-income clients than cash value life insurance. Term life insurance provides a guaranteed death benefit if the insured dies during the fixed coverage period of an in-force policy, thereby providing financial protection for his or her named beneficiaries in return for the periodic payment of premiums. Term insurance products, which are sometimes referred to as pure protection products, have no savings or investment features. By buying term life insurance rather than cash value life insurance, a policyholder pays a lower premium over the level term period and, as a result, may have funds available to invest for retirement and other needs. We also believe that a person’s need for life insurance is inversely proportional to that person’s need for retirement savings, a concept we refer to as the theory of decreasing responsibility. Young adults with children, new mortgages and other obligations need to buy higher amounts of insurance to protect their family from the loss of future income resulting from the death of a primary bread winner. With its lower premium over the level term period, term life insurance lets young families buy more coverage for their premium dollar when their needs are greatest and still have the ability to have funds for their retirement and other savings goals.

We design our term life insurance products to be easily understood by, and meet the needs of, our clients. Clients purchasing our term life insurance products generally seek stable, longer-term income protection products for themselves and their families. In response to this demand, we offer term life insurance products with initial level-premium coverage periods that range from 10 to 35 years and a wide range of coverage face amounts. Policies remain in force until expiration or until the policyholder ceases to make premium payments and terminates the policy. Our in-force term life insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. After the initial policy term, the policyholder has the option to continue coverage by renewing or converting their contract. Both options result in higher premiums due to the policyholder’s attained age.

In October 2022, we introduced our new generation of life insurance products. The Primerica PowerTerm (“PowerTerm”) product is our rapid issue term life product that provides for face amounts of up to $300,000 (local currency). PowerTerm allows an independent sales representative to submit an application via TurboApps, during which the Company accesses databases, including Medical Information Bureau (“MIB”) data in the United States and Canada and prescription drug, clinical lab, motor vehicle, and criminal records in the United States, as part of the underwriting process. The Company uses this data and the client’s responses to application questions to determine any additional underwriting requirements. Results of these processes are reported in real time to our underwriting system, which then determines whether or not we can rapidly issue a policy.

We also introduced our new Primerica PrecisionTerm (“PrecisionTerm”) product, which is our traditionally underwritten term insurance product for face amounts in excess of $150,000 (local currency). PrecisionTerm allows an independent sales representative to submit an application via TurboApps. The Company then utilizes the underwriting techniques described above combined with modeling to eliminate paramedical testing requirements for certain applicants. The remaining applicants are required to undergo traditional paramedical testing requirements to complete the underwriting process. Policies with face amounts less than or equal to $300,000 and greater than $150,000 may be issued as either PowerTerm or PrecisionTerm products depending on the underwriting method the insured prefers.

The average face amount of our in-force policies issued in 2022 was approximately $260,100. The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2022	2021	2020
Life insurance issued:
Number of policies issued	291,918	323,855	352,868
Face amount issued (in millions)	$103,822	$108,521	$109,436

	December 31,
	2022	2021	2020
Life insurance in force:
Number of policies in force	2,896,667	2,885,963	2,787,992
Face amount in force (in millions)	$916,808	$903,404	$858,818

Pricing and Underwriting. We believe that effective pricing and underwriting are significant drivers of the profitability of our life insurance business and we have established our pricing assumptions to be consistent with our underwriting practices. We set pricing assumptions for expected claims, lapses and expenses based on our experience and other factors, while also considering the competitive environment. These other factors include:

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

Under our current underwriting guidelines, we individually assess each insurable adult applicant and place each applicant into one of ten risk classifications that has specific criteria based on current health, medical history, and other risk factors. We may decline an applicant’s request for coverage if his or her health or activities create unacceptable risks. Our recently released PowerTerm and

PrecisionTerm products cover one adult life per policy, which is a change from our historical term life products which offered family coverage with multiple lives on an individual policy.

Independent sales representatives ask applicants a series of questions regarding the applicant’s medical history. We may also consider information about the applicant from third-party sources, such as the MIB, prescription drug databases, motor vehicle records and physician statements. If we believe that further information regarding an applicant’s medical history is necessary, we use a third-party provider and its trained personnel to contact the applicant by telephone to obtain a more detailed medical history. The report resulting from this process is electronically transmitted to us and is evaluated in our underwriting process. Paramedical requirements may also be required for applicants applying for PrecisionTerm.

To accommodate the significant volume of insurance business that we process, we and the independent sales force use specialized technology. We offer independent sales representatives an electronic life insurance application that supports our term life insurance products. Approximately 97% of the life insurance applications we received in 2022 were submitted electronically via TurboApps. Independent sales representatives may utilize video collaboration tools to assist with the completion of the life insurance application and submit completed applications through TurboApps. Our PowerTerm and PrecisionTerm electronic life insurance applications have technology enhancements and features to streamline the application process and deliver a superior experience by using industry-standard security, identity verification (in the U.S. only), precise and real-time underwriting to speed up processing time and reduce errors in submitted applications. New electronic disclosure delivery and digital client signatures through third-party technology, seamless banking information importation, and simplified policy language provide an improved client experience. Once an application is complete, the pertinent application data is uploaded to our life insurance administrative systems and is available to the client through our client portal.

Claims Management. Our insurance subsidiaries processed over 19,200 life insurance benefit claims in 2022 on policies underwritten by us and sold by independent sales representatives. During the COVID-19 pandemic, we experienced elevated claims due to the premature deaths of our insureds. Beginning in early 2022, we experienced fewer COVID-19 related claims than during the height of the pandemic. For additional information regarding the impact of COVID-19 on our claims expense, the related reinsurance effects, and policyholder persistency, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

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

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Death	$1,903,179	$2,245,614	$1,676,017
Waiver of premium	55,394	54,465	51,823
Terminal illness (1)	16,044	11,635	11,501

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

Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and licensed sales representatives, we distribute and sell to our clients a variety of mutual funds, managed investments, variable, index-linked, and fixed annuities, fixed indexed annuities and segregated funds. As of December 31, 2022, approximately 26,186 sales representatives were licensed to distribute mutual funds in the United States (including Puerto Rico) and Canada. As of December 31, 2022, approximately 13,666 sales representatives were licensed and appointed to distribute annuities in the United States and approximately 10,542 sales representatives were licensed to sell segregated funds in Canada.

Mutual Funds. In the United States, licensed sales representatives distribute mutual funds from selected asset management firms that are on our proprietary platform. The selected firms have diversified product offerings, including domestic and international equity, fixed-income and money market funds. Each firm continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We believe that these selected asset management firms provide funds that meet the investment needs of our clients.

During 2022, Franklin Templeton, Invesco, American Funds and Fidelity collectively accounted for approximately 98% of our mutual fund sales in the United States. Franklin Templeton and Invesco each have large wholesaling teams that support the sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will.

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

As a result of Canadian regulatory changes, in July 2022 PFSL Investments Canada's services became focused on acting as the exclusive principal distributor for two families of mutual funds (the "PD Funds") that are managed by well-established, unrelated investment fund managers. The PD Funds are: (i) the AGF Platform Funds, which consist of a range of mutual funds managed by AGF Investments Inc. (“AGF”); and (ii) the Mackenzie FuturePath Funds, which consist of a range of mutual funds managed by Mackenzie Financial Corporation. PFSL Investments Canada has an exclusive right to distribute the PD Funds and, as a principal distributor, it markets the PD Funds through its representatives. PFSL Investments Canada representatives no longer recommend other mutual funds (the “Legacy Canada Mutual Funds”) that were previously available for purchase through PFSL Investments Canada. Like our U.S. fund family, the PD Funds asset management partners we have chosen in Canada have a diversified offering of equity, fixed-income and money market funds, including domestic and international funds with a variety of investment styles. The regulatory changes continue to be examined by Canadian regulators and may be modified.

In addition to the PD Funds, under limited circumstances, PFSL Investments Canada can offer investments in the Legacy Canada Mutual Funds, which include the Primerica-branded Concert™ Series funds and other non-proprietary funds. These limited circumstances primarily consists of pre-authorized purchases made pursuant to a systemic investment plan for existing clients. Our Concert™ Series funds consist of five different asset allocation funds and a money market fund with varying investment objectives. Each Concert™ Series fund is a money market fund and a fund of funds that allocates fund assets among equity, income and money market mutual funds of AGF. The asset allocation within each Concert™ Series fund is determined on an advisory contract basis by LifeWorks Investment Management Ltd.

A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment account by bank draft against their checking accounts for as little as $25 per month. During the year ended December 31, 2022, average client assets held in individual retirement accounts in the United States and Canada accounted for an estimated 73% and 65% of total average client account assets, respectively. The Canadian counterpart to our IRAs are Registered Retirement Savings Plans (“RRSPs”). RRSPs and IRAs behave similarly, providing tax advantaged treatment and enabling clients to earn income on a tax-deferred basis. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.

Managed Investments. PFS Investments (dba PFS Advisors) is a registered investment advisor in the United States, and it offers a managed investments program, Primerica Advisors Lifetime Investment Platform (the “Lifetime Investment Platform”), which we launched in 2017. The Lifetime Investment Platform is a robust advisory offering designed for clients who have at least $25,000 of investable assets. It provides our customers access to mutual fund and exchange-traded fund investment models designed and managed by several unaffiliated investment advisers. PFS Investments, as sponsor and portfolio manager of the program, evaluates models for inclusion in the program and conducts ongoing due diligence of the models and unaffiliated investment advisers made available through the program. As of December 31, 2022, we used 11 unaffiliated investment advisers. TD Ameritrade Institutional, an unaffiliated broker-dealer, provides custody, trade execution, clearing, settlement and other services for customer assets invested through the Lifetime Investment Platform.

Variable Annuities. U.S. securities licensed sales representatives also distribute variable annuities issued by American General Life Insurance Company and its affiliates (“Corebridge”), Equitable Financial Life Insurance Company (“Equitable Life”), Lincoln National Life Insurance Company and its affiliates (“Lincoln National”), and Brighthouse Life Insurance Company (“Brighthouse Life”). Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). We also offer index-linked annuities issued by Equitable Life, Brighthouse Life, and Lincoln National. Index-linked annuities are insurance contracts that provide investors with potential growth, subject to a cap, and partial downside protection against losses. Gains and losses are measured over a fixed period, typically three to six years, based on the performance of a securities index. Although linked to an index, an investment in these contracts does not involve ownership of any underlying portfolio securities by the client. Each of these companies bears the insurance risk on its variable annuities and index-linked variable annuities that we distribute.

Fixed Indexed Annuities. We offer fixed indexed annuity products in the U.S. through Lincoln National, Corebridge, and Universal Life Insurance Company (“Universal Life”) (Puerto Rico). These products combine safety of principal and guaranteed rates of return with additional investment options tied to equity market indices that allow for returns that move based on the performance of an index. We believe these and other fixed annuity products give both life and securities representatives more ways to assist our clients with their retirement planning needs.

Fixed Annuities. In Puerto Rico, we currently offer two annuity products: a fixed annuity and a fixed bonus annuity underwritten by Universal Life. These products provide guarantees against loss with several income options.

Employer-Sponsored Retirement Plans. In the United States, we also offer Employer Sponsored Retirement Plans (“ESRP”), such as 401(k) plans, primarily to small and medium-sized businesses. The ESRPs we distribute are offered by a limited number of third-party providers, including American Funds Distributors, Inc., Equitable Distributors, LLC, and VOYA Financial, Inc., which together account for most of our ESRP business. In addition, we distribute 457(b) plans to governmental entities. Our licensed representatives generally provide educational and administrative services with respect to ESRPs, which includes helping our ESRP clients understand the benefits of offering a tax-deferred retirement plan and assisting their employees to realize the need to save for retirement and the benefits of doing so in an ESRP.

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

Investment and Savings Products Revenue. In the United States, we earn revenue from our Investment and Savings Products business in three ways: up front commissions and payments earned on the sale of such products; trailing fees and payments earned based upon client asset values; and account-based revenue. On the sale of mutual funds (not including managed investments) and annuities, we earn a dealer re-allowance or commission on new purchases as well as trail commissions on the assets held in our clients’ accounts. We also receive marketing and distribution fees from most of our mutual fund and annuity providers. These payments are typically a percentage of sales or a percentage of the clients’ total asset values, or a combination of both. For investments into the Lifetime Investment Platform, we receive an asset-based fee as compensation for the investment advisory and other administrative services we provide.

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

In Canada, we have historically earned revenue on our mutual fund offerings in two ways: upfront commissions from fund managers under the Deferred Sales Charge compensation model (or dealer re-allowance) on mutual fund sales and fees paid based upon clients’ asset values (mutual fund trail commissions and investment advisory fees from Concert™ Series funds). As a result of Canadian regulatory changes, a new business model for the distribution of mutual funds was adopted in July 2022, pursuant to which PFSL Investments Canada acts as the exclusive principal distributor for the PD Funds. In this new principal distributor model, PFSL Investments Canada earns revenue primarily in the form of fees paid based upon clients’ asset values, which include dealer services fees that are paid monthly to us by clients and principal distributor fees which are paid to us on a periodic basis by the PD Fund managers. PFSL Investments Canada also has the opportunity to earn revenue from sales-based upfront commissions if such commissions are negotiated between investors and PFSL Investments Canada representatives. PFSL Investments Canada continues to earn revenue from Legacy Canada Mutual Funds in the form of upfront commissions on mutual fund sales (only if negotiated between our representative and the investor) and fees paid based upon clients' asset values. For our segregated fund products, we earn revenue primarily from fees paid based upon clients’ asset values in the form of investment advisory fees. We may also earn deferred sales charges for early withdrawals at an annual declining rate within seven years of an investor’s original contribution. We also offer our clients a product option in which there is no deferred sales charge. As a result of certain Canadian regulatory changes that will be effective in June 2023, we will cease to offer segregated funds with the deferred sales charge option during the first half of 2023. For further details of these regulatory changes, refer to the “Regulatory Changes” section in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Senior Health

In the United States, e-TeleQuote distributes Medicare-related insurance products to eligible Medicare participants. These products consist of Medicare Advantage Plans and Medicare Supplement Plans. Medicare Advantage Plans are insurance policies offered by private health insurance carriers approved by CMS. These policies are fully funded by the federal government and managed by private health insurance carriers. They cover hospital care, outpatient medical services and, in some cases, additional coverage for prescription drugs, vision, hearing and dental. Medicare Supplement Plans provide additional insurance to help pay for costs not covered by Medicare, such as copayments, coinsurance, deductibles and coverage for travel outside of the United States. Medicare Supplement Plans are private health insurance without any Medicare subsidy. During 2022, United Healthcare Group, Inc., Humana, Inc. and Anthem, Inc. accounted for the majority of the Senior Health segment commissions revenues.

e-TeleQuote earns commissions and fees when eligible Medicare participants are enrolled in plans offered by third-party health insurance carriers. We are entitled to commissions at the time the initial policy is approved by the health insurance carrier and renewal commissions for as long as the policy renews. Additionally, e-TeleQuote earns consideration related to marketing development campaigns for purposes of selling policies on behalf of health insurance carriers.

Other Distributed Products

In the United States, we distribute other products, including mortgage loans through mortgage-licensed loan originators, prepaid legal services, auto and homeowners’ insurance referrals, and home automation solutions. In Canada, we offer mortgage loan referrals, auto and homeowners’ insurance referrals, and insurance offerings for small businesses. While some of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.

We have a contractual arrangement with Rocket Mortgage, LLC. (“Rocket Mortgage”), a mortgage lender, whereby Primerica Mortgage, LLC (“Primerica Mortgage”), a state-licensed mortgage broker, offers mortgage loans through its mortgage loan originator licensed representatives. We offer refinance mortgages and purchase-money mortgages. In 2022, we continued to expand our mortgage program into new states. We receive compensation from Rocket Mortgage for each closed loan based on a fixed percentage of the loan amount (subject to regulatory maximums) for mortgage brokering services provided and pay compensation to the representatives for services rendered.

In November 2022, we launched a pilot program with Spring EQ LLC, a mortgage lender, whereby Primerica Mortgage offers second mortgages and home equity lines of credit through its mortgage loan originator licensed representatives.

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

In Canada, we have a referral program for mortgage loan products offered by third-party lenders Rocket Mortgage Canada ULC and 8Twelve Mortgage Corp. Due to regulatory requirements, sales representatives in Canada only refer clients to the lender and are not involved in the loan application and closing process. We receive referral fees based on the funded loan amount and, in turn, pay a commission to independent sales representatives.

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

Regulation of Our Insurance Business. Primerica Life, as a Tennessee-domiciled insurer, is regulated by the Tennessee Department of Commerce and Insurance and is licensed to transact business in the United States (except New York), the District of Columbia and most U.S. territories. NBLIC, as a New York-domiciled life insurance underwriting company and a wholly owned subsidiary of Primerica Life, is regulated by the New York State Department of Financial Services (“NYDFS”) and is licensed to transact business in all 50 U.S. states, the District of Columbia and the U.S. Virgin Islands.

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

Our U.S. insurance subsidiaries are required to file certain annual, quarterly and periodic reports with the supervisory agencies in the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. These examinations generally are conducted under National Association of Insurance Commissioners (“NAIC”) guidelines. Under the rules of these jurisdictions, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. Our most recent examinations of the financial condition and affairs of Primerica Life and NBLIC, as well as Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”), special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life, performed by the respective domiciliary state insurance departments as of December 31, 2019, were completed during 2021 with no material findings or recommendations noted.

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

The following table sets forth the amount of cash and distributions paid or payable by our insurance subsidiaries:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Primerica Life	$255,000	$30,000	$170,000
Primerica Life Canada	22,929	140,243	22,532

Dividends paid by Primerica Life were higher in 2022 as statutory capital and surplus levels were higher than 2021 due to lower claims and lower policies sales, both of which were impacted by the COVID-19 pandemic in the prior year. Higher statutory capital and surplus levels allowed higher dividends to be paid from our life insurance subsidiaries. Statutory capital and surplus levels were also lower in 2021 due to financing a fluctuating amount of statutory redundant reserves with Vidalia Re which limited the dividends that could be paid. Dividends paid by Primerica Life Canada returned to a normal level in 2022 from elevated levels in 2021 due to the payment of a one-time dividend that was used to fund a portion of the e-TeleQuote acquisition. For additional information on dividend capacity and restrictions, see Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

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

In Canada, OSFI has authority to request an insurer to enter into a prudential agreement implementing measures to maintain or improve the insurer’s safety and soundness. OSFI also may issue orders to an insurer directing it to refrain from unsafe or unsound practices or to take action to remedy financial concerns. OSFI has neither requested that Primerica Life Canada enter into any prudential agreement nor issued any order against Primerica Life Canada.

In Canada, OSFI requires federally-regulated life insurance companies to maintain adequate capital in accordance with regulatory Capital Guidelines. The Capital Guidelines define and establish criteria and limits for determining an insurer’s required capital to support defined risks and the amount of qualifying regulatory available capital. In addition, OSFI requires companies to set internal target levels of capital sufficient to provide for all risks of the insurer, including risks specified in OSFI’s Capital Guidelines.

NAIC Pronouncements and Reviews. The NAIC promulgates model insurance laws and regulations for adoption by the states in order to standardize insurance industry accounting and reporting guidance. Although many state regulations emanate from NAIC model statutes and pronouncements, SAP continue to be established by individual state laws, regulations and permitted practices. Certain changes to NAIC model statutes and pronouncements, particularly as they affect accounting issues, may take effect automatically without affirmative action by a given state. With respect to some financial regulations and guidelines, non-domiciliary states sometimes defer to the interpretation of the insurance department of the state of domicile. However, neither the action of the domiciliary state nor the action of the NAIC is binding on a non-domiciliary state. Accordingly, a non-domiciliary state could choose to follow a different interpretation.

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

In the United States, clients acquire securities products from PFS Investments in either a brokerage or advisory relationship. In a brokerage relationship, a PFS Investments registered representative making recommendations is subject to a “best interest” standard under SEC regulations and FINRA rules and, in some cases, state rules. PFS Investments markets mutual funds and variable annuities on a brokerage basis. In an advisory relationship, namely our managed investment offerings, PFS Investments and its investment advisory representative have a fiduciary obligation to the client and conduct ongoing monitoring of the client’s investments. PFS Investments’ sales representatives making recommendations with respect to retirement accounts also may have fiduciary obligations under DOL regulations.

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

PFSL Investments Canada is a mutual fund dealer registered with and regulated by the New Self-Regulatory Organization of Canada (the “NSRO”), the national self-regulatory organization for the distribution side of the Canadian mutual fund industry. It is also registered with provincial and territorial securities commissions throughout Canada (collectively referred to as the “Canadian Securities Administrators” or “CSA”). As a registered mutual fund dealer, PFSL Investments Canada performs the suitability review of mutual fund investment recommendations, and like our U.S. broker-dealer, it does not hold client accounts. PFSL Investments Canada is subject to the rules and regulations established by the Canadian Securities Administrators for the sale of securities, which include standards of conduct for the firm and its sales representatives.

PFSL Investments Canada is required to file monthly and annual financial statements and reports with the NSRO that are prepared to comply with the prescribed NSRO reporting requirements. The NSRO has established a risk adjusted capital standard for mutual fund dealers. Its formula is designed to provide advance warning of a member encountering difficulties. If a mutual fund dealer falls below specified levels, then restrictions would apply until rectified, including not being able to act on certain matters without prior written consent from the NSRO.

PFSL Investments Canada sales representatives are required to be registered in the provinces and territories in which they do business, including regulation by the Autorité des marchés financiers in Quebec, and are also subject to regulation by the NSRO. These regulators have broad administrative powers, including the power to limit or restrict the conduct of our business and impose censures or fines for failure to comply with the law or regulations.

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

Regulation of Our Senior Health Business. The sale of senior health insurance products is heavily regulated. e-TeleQuote is subject to numerous U.S. federal and state laws, regulations and agency guidance. These laws, regulations and guidance may involve financial services, privacy and data collection, data protection, intellectual property, competition, consumer protection, and other subjects.

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

Regulation of Our Mortgage Loan Business. In the United States, state mortgage banking, brokering and lending laws regulate our mortgage distribution business. In the United States, Primerica Mortgage is regulated by state banking commissioners and other equivalent regulators as well as by the Consumer Financial Protection Bureau. Our mortgage distribution business must comply with the laws, rules and regulations, as well as judicial and administrative decisions, in all of the jurisdictions in which we are licensed to offer mortgage loans, as well as an extensive body of federal laws and regulations. These state and federal laws and regulations address the type of loan products that can be offered to consumers through predatory lending and high cost loan laws and the type of licenses that must be obtained by individuals and entities seeking to solicit mortgage loan applications from consumers. As a mortgage broker licensee, Primerica Mortgage is subject to periodic examinations by regulators.

To offer mortgage loan products, Primerica Mortgage must hold an active mortgage company license in each state in which mortgage products are offered. Independent sales representatives engaged in the mortgage loan business must also be individually licensed as mortgage loan originators (and in some states also licensed as mortgage brokers) by each state in which they do business and be sponsored in the Nationwide Multistate Licensing System to conduct mortgage loan business exclusively on behalf of Primerica Mortgage. See “Item 1A. Risk Factors — Other Risks Related to Our Business — Licensing requirements will impact the size of the mortgage loan sales force.”

In addition, our mortgage distribution business is subject to various other federal laws, including the Truth In Lending Act and its implementing regulation, Regulation Z, the Equal Credit Opportunity Act and its implementing regulation, Regulation B, the Fair Housing Act and the Home Ownership Equity Protection Act. We are also subject to the Real Estate Settlement Procedures Act and its implementing regulation, Regulation X, which requires timely disclosures related to the nature and costs of real estate settlement amounts and limits those costs and compensation to amounts reasonably related to the services performed. We are also subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act and any implementing regulations.

In Canada, our loan activities are more limited and the sales representatives only provide mortgage loan referrals to Rocket Mortgage Canada ULC and 8Twelve Mortgage Corp. The sales representatives are not required to obtain mortgage loan licensure from any regulatory entity to make these referrals.

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

The Financial Consumer Agency of Canada (“FCAC”), a Canadian federal regulatory body, is responsible for ensuring that federally regulated financial institutions, which include Primerica Life Canada, comply with federal consumer protection laws and regulations, voluntary codes of conduct and their own public commitments. The Financial Transactions and Reports Analysis Centre of Canada is Canada’s financial intelligence unit. Its mandate includes ensuring that entities subject to the Proceeds of Crime (Money Laundering) and Terrorist Financing Act comply with reporting, recordkeeping and other obligations under that act. We are also subject to privacy laws under the jurisdiction of federal and provincial privacy commissioners and the consumer complaints provisions of federal insurance laws under the mandate of the FCAC, which requires insurers to belong to a complaints ombud-service and file a copy of their complaints handling policy with the FCAC.

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

Our Senior Health business operates in a competitive marketplace. Medicare Advantage Plans compete with traditional Medicare as well as associated private health insurance options such as Medicare Supplement Plans. Beneficiaries may also consider private options that cater to unique needs not otherwise provided for by Medicare. Our Senior Health business faces competition from national direct to consumer brokers, health insurance carriers that directly market to beneficiaries and national brokers that either sell through independent agent sales forces or affiliate with independent downstream brokers. We have distributor agreements with many health insurance carriers that can compete with us by directly marketing to beneficiaries.

Privacy and Information Security

Our business is dependent on maintaining a secure, confidential environment for our clients, employees and other partners’ information. Information security and privacy is increasingly critically important as we rely more heavily on mobile technologies to conduct business and bring solutions to our clients who entrust their data to us.

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

We have Incident Response Plans that are reviewed and updated regularly. Our Incident Response Team consists of employees from our information security, legal, compliance, public relations, and operational teams. These plans are designed to help Primerica identify and promptly respond to information security incidents, contain and eradicate such incidents, notify affected parties and, if appropriate, notify government and regulatory authorities. The roles and responsibilities of Primerica personnel and third-party vendors in responding to information security incidents are well-documented and include when and to whom incidents should be reported based on level of severity. On a semi-annual basis, the Incident Response Team undertakes facilitator-led trainings and simulations of information security incidents. Primerica also has purchased cyber insurance coverage.

The reporting of all cyber-related risks and assessments is ongoing to senior management and to our Board of Directors, and our Board of Directors has oversight responsibility for our cyber security program pursuant to the Incident Response Plans. The Board receives a quarterly report from management on cyber security.

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

e-TeleQuote operates under certain of its own separate policies and procedures related to physical and information security. These policies and procedures are similar in nature to the ones discussed above.

Human Capital Management

Employees

General. As of December 31, 2022, we had 2,381 full-time employees in the United States and 265 full-time employees in Canada. In addition, as of December 31, 2022, we had 516 on-call employees in the United States and 53 on-call employees in Canada who provided services on an as-needed hourly basis, 22 part-time employees in the United States and one part-time employee in Canada. The following table provides information about the diversity of our full-time, part-time and on-call U.S. employees(1) at December 31, 2022:

	Number of Employees	Female	Male	Asian/Pacific Islander	Black or African American	Hispanic or Latino	Other (6)	White
Executive Management(2)	106	45.3%	54.7%	4.7%	6.6%	2.8%	0.0%	85.8%
Non-Executive Management(3)	417	60.4%	39.6%	4.6%	25.9%	8.4%	1.7%	59.5%
Professionals(4)	755	54.6%	45.4%	15.9%	24.4%	7.3%	2.6%	49.8%
All Other Employees(5)	1,641	67.8%	32.2%	3.7%	37.2%	15.7%	4.3%	39.2%
	2,919	62.5%	37.5%	7.0%	31.1%	12.0%	3.3%	46.6%

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
(5)
All remaining non-exempt employees.
(6)
Other includes employees with two or more races and employees who choose not to disclose their race.

The Corporate Governance Committee of our Board of Directors (the “Corporate Governance Committee”) has responsibility for oversight of our diversity, equality, and inclusion (“DEI”) commitments and initiatives. Our Chief Administrative Officer is responsible for the development and implementation of our DEI strategy. Identifying, developing, and mentoring diverse talent, while also ensuring our people-related policies and practices allow all employees to thrive at Primerica, is at the center of our DEI efforts. In 2022, we completed an extensive gender and ethnicity pay gap review, supported by an expert third-party advisor, and implemented pay adjustments to address the few identified pay gaps, which were modest in size.

Primerica prides itself on having a collaborative culture with our employees. As such, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes. For a more detailed description of our employee initiatives, see our 2022 Corporate Sustainability Report (available at https://investors.primerica.com), which is not incorporated by reference into this report or any filings with the SEC into which this report is incorporated by reference.

Talent Development. A core strength is that our senior executives average over 30 years with the Company, and many employees have been with Primerica for over 20 years. The result of this longevity and loyalty is that many of our long-term executives and employees will reach retirement age over the coming years. Executive management continues to be focused on enhancing succession planning and talent pipeline identification and development both through the hiring of external talent and the adoption of new internal programs. The Corporate Governance Committee has responsibility for oversight of our talent development. The Corporate Governance Committee meets regularly with our Chief Administrative Officer and endeavors to interact regularly with rising talent.

Compensation and Total Rewards. Primerica’s compensation philosophy is designed to attract, retain and motivate highly competent employees at all levels through compensation programs and practices. Approximately 360 of our employees participate in an annual incentive program that reflects both corporate performance and individual achievement. Incentive awards to officers are paid in both cash and equity (with a higher proportion being paid in equity for higher level officers) while Assistant Vice Presidents receive all of their incentive awards in cash. Employees below the level of Assistant Vice President are eligible for cash bonuses based on individual performance.

Among other things, our employee benefits package includes health and dental insurance, various paid-leave options, parental leave, a robust employee assistance program, and a 401(k) retirement savings plan with a generous company match.

Employee Engagement and Wellness. Employees are highly satisfied at Primerica, as evidenced by our employee retention rate in 2022 of 87%. Further, from 2019 through 2022, we were recognized by Forbes as a Best Employer for Women, and we were named to the Bloomberg Gender Equality Index from 2020 through 2022. We were also recognized as a regional “Top Workplace” by the Atlanta Journal-Constitution for nine consecutive years from 2014 to 2022. In 2021, 2022 and 2023, we were nationally recognized as a “Top Workplace USA” by the employee engagement service partner that conducted the regional survey. In order to monitor employee satisfaction, we conduct annual employee surveys and provide detailed results to managers and our Board of Directors. Changes to policies, programs, and benefits packages are made based on this feedback. In addition, each year we hold a series of town hall meetings at our U.S. headquarters in Duluth, Georgia and our Canadian head office in Mississauga, Ontario during which employees hear updates on the Company's performance and strategic direction, as well as information on benefits enhancements, policy changes, and other workplace topics. Employees have the opportunity to ask questions of senior management and are encouraged to raise issues of concern and offer suggestions for improvement.

After almost two years of most Primerica employees working remotely, we welcomed employees back into our facilities in early 2022 utilizing a staggered system. Our top priority was to ensure that our work environment continued to be a safe and healthy place for our employees. Another goal during our repopulation efforts was to address emerging and current job trends. We migrated from a close to 100% pre-pandemic in-person work environment to a more flexible work mode post-pandemic. As we repopulated our offices, we introduced work schedule options that provided employees with a variety of work environments. The majority of our employees now work 100% remote or on a hybrid home/office schedule. We found that these flexible options aligned to best practices of many organizations across several industries.

Information Specific to Employees of e-TeleQuote. Since the acquisition of e-TeleQuote in July 2021, its employees have continued to operate under its existing human resources policies and procedures. e-TeleQuote’s compensation philosophy is designed to attract, retain and motivate high performing employees at all levels of the organization. e-TeleQuote’s incentive plans combine individual and e-TeleQuote company performance in determining total incentive compensation. For 2022, the senior leadership team, along with certain other employees, participated in one or both of the Short-Term Management Incentive Plan (a cash only plan) and the Special Management Incentive Plan, a special incentive plan that was adopted in connection with our acquisition of e-TeleQuote.

e-TeleQuote’s licensed health agents are full-time employees who are motivated through compensation systems that track performance and reward them accordingly. They receive an hourly wage plus an incentive compensation component based on individual sales performance and key performance indicators including retention of sales.

e-TeleQuote offers an employee benefits package which includes health and dental insurance, various paid-leave options including a new parental leave program, an employee assistance program, and a 401(k) retirement savings plan with a company match.

e-TeleQuote took steps to ensure the health and safety of employees during the COVID-19 pandemic. Virtually all employees were moved to remote work beginning in March 2020. In June 2022, some of e-TeleQuote’s employees began a hybrid schedule while the majority remained fully remote.

Independent Contractors

A description of the independent contractor sales force is included elsewhere in this section. See “— Our Distribution Model”, “— Recruitment of Sales Representatives”, “— Sales Force Motivation, Training, Communication and Sales Support Tools” “— Performance-Based Compensation Structure” and “— Supervision and Compliance.” The independent contractor sales force is extremely diverse, as it reflects the communities in which the sales representatives live and work. Further, the sales force utilizes strategic market groups to encourage professional and personal growth and development, including Women in Primerica, the African American Leadership Council and the Hispanic American Leadership Council, which we refer to as our Strategic Markets. These groups provide opportunities for networking and mentorship, sales and business management training and deep learning opportunities customized for these respective market segments. For a more detailed description of sales force initiatives, see our 2022 Corporate Sustainability Report on our investor relations website (https://investors.primerica.com), which is not incorporated by reference into this report or any filings with the SEC into which this report is incorporated by reference.

Board of Directors

Primerica’s Board of Directors values diversity among its members. As of December 31, 2022, 27% of our Board members were racially or ethnically diverse and 36% of our Board members were women. The Board has a Board Diversity Policy, requiring consideration of Board candidates based on merit against objective criteria tied to the needs of the Board and the Company at the time of nomination to the Board while giving due regard to diverse characteristics such as gender, race, ethnicity, country of origin, nationality or cultural background and other personal characteristics. Further, diverse Board candidates are to be considered whenever the Board commences a director search. The Board Diversity Policy is available on our investor relations website (https://investors.primerica.com). In addition, our Board receives regular updates on the Company’s efforts to improve diversity, equality and inclusion among its employees and independent contractors.

Available Information

We make available free of charge on our investor relations website (https://investors.primerica.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable upon filing such information with, or furnishing it to, the SEC. The Company’s reports are also available on the SEC’s website (www.sec.gov). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We routinely post financial and other information, including information about our corporate responsibility and sustainability efforts on the investor relations page of our corporate website (https://investors.primerica.com). Information included on any Company websites is not incorporated by reference into this report or any other filings with the SEC into which this report is incorporated by reference.

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

Certain Regional Vice Presidents (“RVPs”) have large sales organizations. These RVPs are responsible for attracting, motivating, supporting and assisting the independent sales representatives in their sales organizations. The loss of key RVPs together with substantial numbers of independent sales representatives from their related sales organizations for any reason could adversely affect our business and could impact our recruitment of new independent sales representatives.

Like many other companies with large independent sales organizations, we have written agreements with independent sales representatives that define the contractual terms of the relationships both during and after their affiliations with the Company. From time to time, current and former independent sales representatives violate these agreements, and the Company takes steps to enforce them. If former or current independent sales representatives are successful in legally challenging our written agreements, then our business could be adversely impacted, particularly in the affected sales organizations.

Furthermore, if we or any other businesses with a similar distribution structure engage in practices resulting in increased negative public attention for our business model, the resulting reputational challenges could adversely affect our ability to attract new recruits. Companies such as ours that distribute through independent agents to sell directly to customers have been and may continue to be the subject of negative commentary on website postings, social media and other media. This negative commentary can spread inaccurate or incomplete information about distribution companies in general or our Company in particular, which can make our recruiting more difficult.

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

We have not been, and are not currently, subject to business opportunity laws because the amounts paid by the new independent sales representatives to us: (i) are less than the minimum thresholds set by many state and provincial statutes and (ii) are not fees paid for the right to participate in a business, but rather are for bona fide expenses such as state and provincial-required insurance examinations and pre-licensing training. We have not been, and are not currently, subject to franchise laws for similar reasons. However, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change. In addition, although we do not believe that the Federal Trade Commission’s (“FTC”) current Business Opportunity Rule applies to our Company, it is under review by the FTC. As a result of that review or otherwise, it could be amended or interpreted in a manner inconsistent with our current interpretation. Becoming subject to business opportunity or franchise laws or regulations could require us to provide additional disclosures and regulate the manner in which we recruit independent sales representatives that may increase the expense of, or adversely impact our recruitment of, new independent sales representatives.

There are various laws and regulations, including laws of general application such as the Federal Trade Commission Act (“FTC Act”), that prohibit fraudulent or deceptive practices, including but not limited to, pyramid schemes and misrepresentations regarding distributors’ earnings potential. The FTC recently issued an Advance Notice of Proposed Rulemaking regarding earnings claims, which is the first step in a multi-year rulemaking process under Magnuson-Moss rulemaking authority. Likewise, the FTC has exercised its Penalty Offense Authority found in Section 5(m)1(B) of the FTC Act by issuing Notices of Penalty Offenses as a reminder of the law on earnings claims and as a deterrence against violations. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities. Although we believe that our business practices comply with applicable laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment, or that these laws and regulations could change in actuality or in application, which could require us to restructure our operations or result in regulatory fines, penalties or other costs, or reputational harm, or could otherwise adversely affect our business, financial condition and results of operations.

Various unfair and deceptive trade practices laws and regulations could potentially be invoked to challenge aspects of our recruiting of independent sales representatives. In particular, we and the independent sales representatives use promotional materials in recruiting that describe the potential business opportunity of becoming an independent sales representative and information with respect to earnings and lifestyle statements. These materials and statements made by us or the independent sales representatives may be deemed to be unfair, deceptive, or misleading under the FTC Act or other federal, state and provincial laws or regulations and could result in regulatory fines, penalties or other costs, or reputational harm. Being out of compliance with the aforementioned laws and regulations could require changes to the recruiting of independent sales representatives, which could have a materially adverse effect on our business, financial condition and results of operations.

There may be adverse tax, legal or financial consequences if the classification of our independent contractor sales representatives is changed.

Other than e-TeleQuote Insurance, Inc.’s (“e-TeleQuote”) team of licensed health insurance agents, sales representatives are independent contractors who operate their own businesses. Although we believe that we have properly classified these sales representatives as independent contractors, there is a risk that the Internal Revenue Service (“IRS”), the Department of Labor (“DOL”), the Canada Revenue Agency, a court or other authority will take a different view. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and classification of independent sales representatives are subject to change or interpretation.

The classification of workers as independent contractors has been the subject of increasing federal, state and provincial legislative, regulatory and judicial interest over the last several years. Legislative and regulatory proposals have been introduced by federal and state authorities, and judicial decisions have been made, that call for or result in greater scrutiny of independent contractor classifications. For example, in January 2021, the DOL, under the prior presidential administration, issued a rulemaking interpreting the “economic realities” worker classification standard applicable to the Fair Labor Standards Act (“FLSA”). In October 2022, the DOL, under the current presidential administration, proposed a new rule that would rescind the 2021 rule and replace it with its own interpretation of the “economic realities” standard under the FLSA. Other federal and state legislative and regulatory proposals regarding worker classification have also come under consideration. It is difficult to predict what the outcome of worker classification activity may be. Changes to worker classifications could have a material adverse impact on our business, financial condition and results of operations because sales representatives (other than those hired by e-TeleQuote) are independent contractors.

If there is an adverse determination with respect to the classification of some or all of the independent contractors by a court or governmental agency, we could incur significant costs complying with such laws and regulations, including tax withholding, social security payments, retirement plan contributions and recordkeeping, employee benefits, payment of wages or modification of our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, or provincial laws.

The Company’s, the independent sales representatives’, or the licensed health insurance agents’ violation of, or non-compliance with, laws and regulations and related claims and proceedings could expose us to material liabilities.

Extensive federal, state, provincial and territorial laws regulate our product offerings, imposing certain requirements that independent sales representatives and licensed health insurance agents must follow in dealing with clients. Instances of non-compliance or violations on the part of the independent sales representatives or licensed health insurance agents could have a material adverse effect on our business, financial condition and results of operations.

In addition to imposing requirements on independent sales representatives and licensed health insurance agents when dealing with clients, federal, state, provincial and territorial laws and regulations generally require us to maintain a system of supervision reasonably designed to ensure that independent sales representatives and licensed health insurance agents comply with the requirements to which they are subject. We have policies and procedures to comply with these laws and regulations. Further, at any given time, we may have pending state, federal or provincial examinations or inquiries of our investment and savings products, insurance, mortgage, and other businesses. However, despite these compliance and supervisory efforts, the breadth of our operations and the broad regulatory requirements could result in oversight failures and instances of non-compliance or violations on the part of the Company, independent sales representatives or licensed health insurance agents.

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

The prices and expected future profitability of our life insurance products are also based, in part, upon assumptions related to persistency. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we may not collect sufficient revenue to cover our acquisition costs. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of policies because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our pricing assumptions, our reserves for future policy benefits may prove to be inadequate. We are precluded from adjusting premiums on our in-force business during the initial term of the policies, and our ability to adjust premiums on in-force business after the initial policy term is limited to the maximum premium rates in the policy.

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

In 2018, the New York Department of Financial Services (“NYDFS”) amended its suitability regulation for annuities (the “NY Amended Suitability Rule”), to impose certain duties and obligations on insurers and insurance producers in the sale of life insurance, including term life insurance, and annuities. Firms and insurance representatives are required to ensure that transactions are suitable and consistent with the customer’s “best interest”. In early 2020, the NAIC approved revisions to the Suitability in Annuity Transactions Model Regulation (“NAIC Annuities Best Interest Rule”) requiring producers to act in the “best interest” of consumers when recommending an annuity. Several states have adopted, and others are proposing to adopt, the NAIC Annuities Best Interest Rule. The NY Amended Suitability Rule and the NAIC Annuities Best Interest Rule impose a higher standard of care, enhanced disclosure, and other obligations with respect to life and/or annuities recommendations, which may increase our regulatory or litigation risk.

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

If there are extraordinary changes to U.S. or Canadian statutory or regulatory requirements, we may be unable to fully comply with or maintain all required insurance licenses and approvals. As a result, the regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our insurance activities or impose fines or penalties on us, which could materially adversely affect our business, financial condition and results of operations. We cannot predict with certainty the effect any proposed or future legislation or regulatory initiatives may have on the conduct of our business.

A decline in the regulatory capital ratios of our insurance subsidiaries could result in increased scrutiny by insurance regulators and ratings agencies and have a material adverse effect on our business, financial condition and results of operations.

Each of our U.S. insurance subsidiaries is subject to Risk-Based Capital (“RBC”) standards (imposed under the laws of its respective jurisdiction of domicile). The RBC formula for U.S. life insurance companies generally establishes capital requirements relating to asset, insurance, interest rate and business risks. Our U.S. insurance subsidiaries are required to report RBC calculations annually to the applicable state department of insurance and the NAIC. Our Canadian life insurance subsidiary is subject to the Life Insurance Capital Adequacy Test Guideline (“LICAT”) and is required to provide its capital ratio calculations to the Canadian regulators. The capitalization of our insurance subsidiaries is maintained at levels in excess of the effective minimum requirements of the NAIC in the United States and OSFI in Canada. In any particular year, statutory capital and surplus amounts and RBC and LICAT ratios may increase or decrease depending on a variety of factors, many of which are outside of our control.

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

Each of our life insurance subsidiaries, with the exception of Peach Re and Vidalia Re, has been assigned a financial strength rating by A.M. Best. Primerica Life currently also has an insurer financial strength rating from each of Standard & Poor’s (“S&P”) and Moody’s.

The financial strength ratings of our rated insurance subsidiaries are subject to periodic review using, among other things, the ratings agencies' proprietary capital adequacy models and are subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and are not intended for the protection of stockholders or as a recommendation to buy, hold or sell securities. Our financial strength ratings will affect our competitive position relative to other insurance companies. If the financial strength ratings of our insurance subsidiaries fall below certain levels, some of our policyholders may move their business to our competitors. In addition, the models used by ratings agencies to determine financial strength are different from the capital requirements set by insurance regulators.

Ratings organizations review the financial performance and financial conditions of insurance companies and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders. A significant downgrade in the financial strength ratings of any of our insurance subsidiaries, or the announced potential for a downgrade, could have a material adverse effect on our business, financial condition and results of operations

If the rating agencies or regulators change their approach to financial strength ratings and statutory capital requirements, we may need to take action to maintain current ratings and capital adequacy ratios, which could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on a limited number of reinsurers in the United States and Canada to diversify our risk and to manage our loss exposure to mortality risk. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. We, as the insurer, are required to pay the full amount of death benefits even in circumstances where we are entitled to receive payments from the reinsurer. Our reinsurers may be unable to pay the amounts they owe us on a timely basis or at all. Further, reinsurers might refuse or fail to pay losses that we cede to them or might delay payment. Since death benefit claims may be paid long after a policy is issued, we bear credit risk with respect to our reinsurers. The creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Any such failure to pay by our reinsurers could have a material adverse effect on our business, financial condition and results of operations. One of our reinsurers is in receivership, which is associated with small blocks of business that are in runoff. While it is uncertain at this time how much of the reinsurer’s claim obligations it will ultimately be able to pay, we have recognized an allowance for the expected credit losses associated with its reinsurance recoverable balances in our statement of financial position.

We also have in place coinsurance agreements that we originally entered into at the time of our initial public offering (the “IPO”) in 2010, pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our existing reinsurance agreements remain in place. Each coinsurer entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the coinsurer placed assets (primarily treasury and fixed-income securities) in trust for such subsidiary's benefit to secure the coinsurer's obligations to such subsidiary. Each such coinsurance agreement requires the relevant coinsurer to maintain assets in trust, the amount of which will not be less than the amount of the statutory reserves for the coinsured liabilities. In Canada, the IPO coinsurer must hold pledged assets in an amount sufficient for us to take credit for reinsurance in a Canadian financial institution, not affiliated with the IPO coinsurer. Our Canadian insurance company has an enforceable security interest that has priority over any other security interest for the pledged assets. Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement subject to any applicable cure periods. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.

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

Risks Related to Our Investments and Savings Products Business

Our Investment and Savings Products segment is heavily dependent on a limited platform of mutual fund and annuity products offered by a relatively small number of companies and managers. If these products fail to remain competitive with other investment options, our business, financial condition and results of operations could be materially adversely affected.

Our independent sales representatives offer investment and savings products to consumers that we make available for distribution. As with other investment firms, we make certain products available for distribution to our consumers and do not offer every type of product manufactured for the broader marketplace. For example, in recent years there has been an increase in the popularity of alternative investments such as exchange traded funds (ETFs), which we do not currently offer on our brokerage platform (but which are available indirectly to our clients on our advisory platform). Limitations of our products could impact the performance of our investments and savings business. In addition, if any of our investment and savings products fail to achieve satisfactory investment performance, our clients may seek higher yielding or lower cost alternative investment products, and we could experience higher redemption rates.

If our relationship with one or more of our funds, annuities or managers is significantly altered or terminated or there is a shift in the business mix, our business, financial condition and results of operations could be materially adversely affected.

We receive revenue and other marketing and support fees from the manufacturers of the investment and savings products we distribute and the investment managers we make available. We earn a significant portion of our earnings through our relationships with a small group of mutual fund and annuity companies. A decision by one or more of these companies to alter or discontinue their current arrangements or product offerings with us, or a change in law or regulation that compels us to alter or discontinue such arrangements, could materially adversely affect our business, financial condition and results of operations.

In addition, we earn a growing portion of our earnings through our asset-based advisory platform. A shift in the business mix of new investments across our products and platforms could materially impact cash flows to our business, financial condition and results of operations.

In addition to sales commissions and asset-based compensation, a portion of our earnings from investment and savings products comes from recordkeeping services that we provide to mutual fund companies and from fees earned for custodial services that we provide to clients with retirement plan accounts in the funds of these mutual fund companies.

A decision by one or more of our fund companies, annuities companies, or managers to alter or discontinue their current arrangements with us, or a change in law or regulation that compels us to alter or discontinue such arrangements, would materially adversely affect our business, financial condition and results of operations.

The Company’s or the securities-licensed independent sales representatives’ violations of, or non-compliance with, laws and regulations of the securities business could expose us to material liabilities.

Our subsidiary broker-dealer and registered investment advisor, PFS Investments, Inc. (“PFS Investments”), and the sales representatives, are subject to federal and state regulation of the securities business. Investment advisory representatives likewise are held to a high standard of conduct. Our subsidiary, PSS, is a registered transfer agent engaged in the recordkeeping business and is subject to regulation by the Securities and Exchange Commission (“SEC”). Violations of, or non-compliance with, laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts, could subject us to regulatory actions and/or litigation. Such events could result in the imposition of cease and desist orders, fines or censures, restitution to clients, suspension or revocation of SEC registration, suspension or expulsion from FINRA, reputational damage and legal expense, any of which could materially adversely affect our business, financial condition and results of operations.

Our Canadian broker-dealer subsidiary, PFSL Investments Canada and the sales representatives are subject to the securities laws of the provinces and territories of Canada in which we sell our mutual fund products and to the rules of the New Self-Regulatory Organization of Canada (“NSRO”) (formerly known as the Mutual Fund Dealers Association of Canada), the self-regulatory organization governing mutual fund dealers (except in the case of Quebec, the Autorité des Marchés Financiers (“AMF”)). PFSL Investments Canada is subject to periodic review by both the NSRO and the provincial and territorial securities commissions to assess its compliance with, among other things, applicable capital requirements and sales practices and procedures. These regulators have broad administrative powers and may impose sanctions that could materially adversely affect our business, financial condition and results of operations.

If heightened standards of conduct or more stringent licensing requirements (such as those adopted by the SEC) and the DOL, state legislatures or regulators or Canadian securities and insurance regulators, are imposed on us or the independent sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

The U.S. independent sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer and registered investment advisor, and U.S. sales representatives are currently subject to general anti-fraud limitations under the Exchange Act and SEC rules and regulations, as well as other conduct standards prescribed by the FINRA. These standards generally require that broker-dealers, investment advisors, and their sales representatives disclose conflicts of interest that might affect the advice or recommendations they provide and require them to make suitable investment recommendations to their customers. In 2019, the SEC adopted rules addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons (collectively, “Reg BI”). Among other things, Reg BI created a “best interest” standard of conduct. The DOL likewise issued an interpretation of, and class exemption regarding, the rules governing fiduciary investment advice with respect to IRAs and other retirement accounts (the “DOL Rule”), which became effective in February 2021. The DOL has indicated an interest in issuing further fiduciary rulemakings. Reg BI and the DOL Rule impose higher standards of care and enhanced obligations that increase regulatory and litigation risk to our business.

In addition to federal regulators, certain states have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to mitigate and disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such state laws or regulations could have on our business vary from state to state depending on the content of the legislation or regulation and how it would be applied by state regulators and interpreted by the courts; therefore, such laws or regulations could disrupt our brokerage business in the relevant state. We cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

The organization of provincial and territorial securities regulators (collectively referred to as the “Canadian Securities Administrators” or “CSA”) published final rule amendments to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). Final amendments became effective on June 1, 2022. The DSC Ban required firms to discontinue the use of the mutual fund deferred sales charge compensation model, which was the primary model for the mutual funds we distribute in Canada. As a result, we began to offer through our independent sales representatives, a unique and exclusive range of funds under Principal Distributor agreements (the “PD Funds”) with two third-party mutual fund companies (the “Principal Distributor model”).

While we received regulatory approval for the Principal Distributor model, the CSA has indicated that it intends to closely re-examine the Principal Distributor provisions of National Instrument 81-105, including potentially through a public consultation on sales practices. Further, the CSA may require undertakings or consider future amendments that would require modifications to the Principal Distributor model, including with respect to advance and chargeback commissions. Such undertakings or amendments could require us to restructure our Principal Distributor model for the sale of mutual funds, or discontinue use, which could have a material adverse effect on our investment advisory business in Canada.

The Canadian Counsel of Insurance Regulators issued a discussion paper for comment in September 2022 considering, in addition to banning the Deferred Sales Charge compensation model in June 2023, modifying or eliminating other forms of upfront compensation for segregated funds including the ability for an insurance company to advance commissions at the time of sale and recover commissions over time or chargeback the independent sales representative if a client withdraws funds from or terminates the policy during the first few years. Such amendments, if adopted, will require us to restructure our compensation model for sales of segregated funds and could have a material adverse effect on the life insurance products offered in Canada.

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

We review the account applications that we receive for our investment and savings products for suitability, for compliance with Reg BI and the DOL Rule, and for compliance with other federal, state or provincial regulations governing standards of care. We believe that the policies and procedures we implement to help sales representatives assist clients in making investment choices are reasonably designed to achieve compliance with applicable securities laws and regulations and to satisfy other applicable federal, state, and provincial standards of care. Nonetheless, it is possible that the SEC, FINRA, the DOL, the IRS, state securities and insurance regulators, NSRO or AMF may not agree. Further, we could be subject to regulatory actions or private litigation, which could materially adversely affect our business, financial condition and results of operations.

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

Non-compliance with applicable regulations could lead to revocation of our subsidiary's status as a non-bank custodian, which could have a material adverse affect on our business.

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

Risks Related to e-TeleQuote’s Senior Health Insurance Distribution Business

Due to our limited history with e-TeleQuote, we may not be able to execute an effective business strategy, which could adversely affect our business, financial condition and results of operations.

On July 1, 2021, we acquired 80% of e-TeleQuote and subsidiaries, a senior health insurance distributor of Medicare related insurance policies and, on July 1, 2022, we acquired the remaining 20%, which comprise our Senior Health business segment. If e-TeleQuote does not perform as expected, it could materially adversely affect our business, financial condition and results of operations.

We test goodwill for impairment at least annually. In 2022, we recognized goodwill impairment charges in our Senior Health business segment as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The failure of e-TeleQuote to achieve anticipated revenue and earnings levels could result in additional goodwill impairment charges. During 2022, we integrated e-TeleQuote’s processes into the Company’s internal control over financial reporting. Any difficulties maintaining or establishing new controls over e-TeleQuote’s processes could result in one or more internal control failures which could result in a material weakness. See “Item 1A. Risk Factors -- Any acquisition of or investment in businesses that we may undertake that does not perform as we expect or that is difficult for us to integrate could adversely impact our business, financial condition and results of operations”.

e-TeleQuote, consistent with other Medicare Advantage distributors, has experienced elevated policy churn in recent years, which caused the ratio of lifetime value of commissions (“LTV”) to contract acquisition costs (“CACs”) to reach an undesirable level. Our inability to execute e-TeleQuote’s business strategy may adversely affect our business, financial condition and results of operations. In 2022, the Company elected to scale back growth with respect to e-TeleQuote in order to drive down CACs and eliminate e-TeleQuote’s use of cash as we assess developing industry trends in policy churn. Upon indication of improved performance and/or the expectation that the business will generate comparatively attractive returns, we may make additional future expenditures relating to the development and growth of e-TeleQuote’s business, including expenditures relating to lead acquisition, marketing, website and technology development, security, and hiring of additional employees.

We have limited experience in the senior health space and e-TeleQuote experienced significant turnover in senior management in late 2022. e-TeleQuote’s continued success will depend on its ability to retain key management and hire, develop and retain highly skilled and qualified licensed health insurance agents who attain desired productivity levels. Failure to successfully perform any of the activities listed above could have a material adverse effect on e-TeleQuote’s business and results of operations, which could adversely affect our business.

e-TeleQuote is highly regulated and subject to compliance requirements of the United States government’s Centers for Medicare and Medicaid Services (“CMS”) and those of its carrier partners. Non-compliance with, or violations of, such requirements may harm its business, which could have a material adverse effect on our business, financial condition and results of operations.

e-TeleQuote’s business and operating results are heavily dependent on marketing and selling Medicare-related insurance plans. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS and are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated by state insurance departments. These laws and regulations are numerous and complex, and CMS regulations and guidance frequently change.

CMS regulations require that many aspects of e-TeleQuote’s online platforms, marketing materials and processes, as well as changes thereto, including call center scripts, be filed with CMS and reviewed and approved by carriers. In addition, certain aspects of Medicare plan marketing partner relationships are subject to CMS and carrier review. Further, some carriers provide e-TeleQuote with marketing development revenue, consistent with CMS regulations. Changes to applicable laws, regulations and guidelines, their interpretation or the manner in which they are enforced could be incompatible with carrier relationships, the manner in which e-TeleQuote conducts business, e-TeleQuote’s platforms, or the sale of Medicare plans, which could harm its business and materially adversely affect our business.

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

CMS audits Medicare carriers and holds carriers responsible for actions of their subcontractors, downstream entities, and broker partners such as e-TeleQuote and its licensed health insurance agents. Federal or state governments may allege or determine that e-TeleQuote’s Medicare product sales, marketing or operations are not in compliance with Medicare or other requirements or give rise to excess complaints. As a result, carriers may terminate their relationships with e-TeleQuote or take other corrective action, which could harm its business and materially adversely affect our business.

e-TeleQuote generates leads that are internally sourced from marketing initiatives and receives referrals from Primerica independent sales representatives. It also receives leads externally acquired from third-party vendors. e-TeleQuote’s business may be harmed if it cannot continue to acquire or generate leads on commercially viable terms, if it is unable to convert leads to sales at acceptable rates, if Primerica independent sales representatives do not introduce consumers to e-TeleQuote, or if policyholder retention is lower than assumed, any of which could adversely impact our business.

e-TeleQuote’s business requires access to a large quantity of quality sales leads to keep its licensed health insurance agents productive. The business is also dependent upon a number of lead suppliers, including Internet search engines, from whom it obtains leads to support its sales of insurance policies. e-TeleQuote’s failure to generate quality sales leads internally or the loss of one or more lead suppliers could significantly limit its ability to access its target market.

e-TeleQuote may not be able to compete successfully for high quality leads against its current or future competitors, some of whom may have greater technical, marketing and other resources. If it fails to compete successfully with its competitors to source sales leads from lead suppliers, it may experience increased marketing costs and loss of market share.

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

e-TeleQuote records revenue at the time a policy is sold based on the expected lifetime value of commissions to be collected for that policy. The most important assumption used in determining the lifetime value of commissions is expected policyholder retention. During 2022, e-TeleQuote experienced elevated policy churn, which resulted in actual policy renewals that were less than the renewal assumptions included in the estimated lifetime value of commissions recognized in revenue when the policies were initially sold. If actual renewal activity for any given period is lower than the renewal assumptions included in the estimated lifetime value of commissions on issued policies, it could have a material adverse effect on e-TeleQuote’s business and could adversely impact our business.

If e-TeleQuote’s ability to enroll individuals during the Medicare annual election period (“AEP”) is impeded, its business may be harmed, which could adversely impact our business, financial condition and results of operations.

e-TeleQuote handles an increased volume of health insurance sales transactions in a short period of time during the Medicare AEP, which runs from mid-October through early December. As a result, e-TeleQuote must ensure that an adequate number of health insurance agents are timely licensed, trained and certified and have the appropriate authority to sell health insurance in various states and for a number of different health insurance carriers during this period. If e-TeleQuote’s ability to market and sell Medicare-related health insurance is constrained during a Medicare AEP for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain agents to sell health insurance as experienced during the 2021 AEP, interruptions in the operation of its website or systems, or disruptions caused by other external factors, such as the COVID-19 pandemic, e-TeleQuote could sell fewer policies, which could adversely impact our business and results of operations.

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

Commission rates from carriers are either set by each carrier or negotiated between e-TeleQuote and each carrier, and Medicare Advantage commission rates are subject to CMS regulation. Commission rates paid to e-TeleQuote are, for any given plan for a given customer, based on a number of factors, including: (i) the carriers offering those plans; (ii) the state of residence of the customer; (iii) the laws and regulations in the jurisdictions where the customer is located; (iv) the customer’s previous Medicare enrollment history (if any); and (v) the services provided by e-TeleQuote. Carriers have the right to alter these commission rates and their contractual relationships with e-TeleQuote on relatively short notice, including in certain instances by unilateral amendment of contracts relating to commission rates or otherwise.

Risks Related to Our Mortgage Distribution Business

Licensing requirements will impact the size of the mortgage loan sales force, which could adversely affect our mortgage distribution business.

To offer mortgage loan products, independent sales representatives must be individually licensed as mortgage loan originators by the states in which they do business and, in some states, they must also be individually licensed as mortgage brokers. These licensing requirements include enrollment in the Nationwide Multistate Licensing System, application to state regulators for individual licenses, a minimum of 20 hours of pre-licensing education, an annual minimum of eight hours of CE, and the successful completion of both national and state tests or a national test with uniform state content. Compliance with these licensing regimes (including background and credit checks) have proven to be a barrier for many sales representatives. In addition, the tests have historically been challenging for the sales representatives to pass. Primerica Mortgage, LLC (“Primerica Mortgage”) must also be licensed at the company level as a mortgage broker (or equivalent) and, in almost all states, representatives’ offices must be licensed as branch offices. To offer mortgage loans in a state, independent sales representatives, offices, and Primerica Mortgage must be licensed as required by state law. These licenses must be renewed on an annual basis. Failure of independent sales representatives to obtain the required licenses and comply with ongoing licensing requirements would adversely affect the size of the mortgage loan sales force, which could adversely affect our mortgage distribution business.

Our mortgage distribution business is highly regulated and subject to various federal, state and provincial laws and regulations in the U.S. and Canada. Changes in, non-compliance with, or violations of, such laws and regulations could affect the cost or our ability to distribute our products and could adversely affect our business, financial condition and results of operations.

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

In Canada, independent sales representatives offer mortgage loans on a referral basis only. Various provincial mortgage brokerage laws strictly prescribe the requirements applicable to a mortgage referral program in order for individuals who make the referrals to be exempt from the requirement to be licensed as mortgage brokers. Differing interpretations of, changes in, or violations of, any of the applicable exemptions under mortgage brokerage laws could subject us to damages, fines or sanctions and could have a material adverse effect on our ability to offer mortgage loan referrals in Canada. In addition, independent sales representatives selling mutual funds must comply with the disclosure requirements of the MFDA and applicable securities laws governing mortgage referral arrangements. Failure to comply with such disclosure requirements could result in regulatory sanctions, which could have an adverse effect on our ability to offer mortgage loan referrals in Canada.

In the United States, we distribute mortgage loans based on contractual agreements with a very limited number of mortgage lenders. A significant change to or disruption in the mortgage lenders’ mortgage businesses or an inability of the mortgage lenders to satisfy their contractual obligations to us could adversely affect our business, financial condition and results of operations.

Through a contractual agreement with Rocket Mortgage, LLC, Primerica Mortgage offers mortgage loans through our independent sales representatives who are licensed as mortgage loan originators. Beginning in late 2022, Primerica Mortgage also offers, through its mortgage loan originators, second mortgages and home equity lines of credit based on a contractual agreement with Spring EQ LLC. A significant change to or disruption in the lenders’ businesses or their inability to satisfy their contractual obligations to Primerica Mortgage could have an adverse impact on our business, financial condition and results of operations.

Risks Related to Economic Downcycles, Public Health Crises or Catastrophes, and Disasters

The effects of economic down cycles, issues affecting the national and/or global economy or global geopolitical event(s) could materially adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations may be materially adversely affected by economic downturns in the United States and Canada, as well as issues in the national and/or global economy such as increased inflation that may have repercussions on our local markets. Economic downturns, which are often characterized by conditions such as increased inflation, declines in capital markets, higher unemployment, lower household income, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and/or lower consumer spending, can impact the disposable income of middle-income consumers, which can influence their investment and spending decisions. With respect to our term life insurance business, we may experience an elevated incidence of lapses or surrenders of term life insurance policies, and some of our policyholders may stop paying insurance premiums. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In 2022, interest rate, equity market returns and our customers’ perception of the strength of the capital markets impacted consumer demand for the savings and investment products we distribute. Increased inflation has caused and may continue to cause higher labor costs and increased vendor and supplier costs. Economic conditions, including inflation has impacted and may continue to impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers, which can drive or dampen recruiting. Similarly, these economic conditions can also affect e-TeleQuote’s ability to recruit and retain licensed health insurance agents.

Our investment and savings products business is sensitive to the performance of the equity markets. The protracted downturn and increased volatility in equity market performance caused by the economic downturn and/or global geopolitical event(s) such as the ongoing conflict between Russia and Ukraine, has : (i) affected new investment sales; (ii) caused a decrease in the asset value of client accounts, reducing our trailing commission revenues; (iii) discouraged purchases of the investment products that we distribute; and (iv) resulted in a decline in the fair value of our invested asset portfolio. A long-term downturn and increased volatility in equity market performance could continue to negatively impact our investment and savings business, which could have a materially adverse effect on our business, including our ability to recruit and retain independent sales representatives.

Major public health pandemics, epidemics or outbreaks (such as the COVID-19 pandemic) or other catastrophic events, have impacted and could again materially adversely impact our business, financial condition and results of operations.

Our operations are exposed to the risk of major public health pandemics, epidemics or outbreaks (a “major public health crisis”), such as the COVID-19 pandemic, or other catastrophic events (“catastrophic events”), which, among other things, has caused and could again cause a large number of premature deaths of our insureds. Although we have ceded a significant majority of our mortality risk to reinsurers, a major public health crisis or catastrophic event could cause: (i) substantial volatility in our financial results for a period of time; (ii) material harm to the financial condition of our reinsurers; (iii) increases in the probability of default on reinsurance recoveries; (iv) decreases in the availability of reinsurance on new business; or (v) increases in reinsurance costs on new business and/or rates during the post-level term period. In addition, most of the jurisdictions in which our insurance subsidiaries are licensed to transact business require life insurers to participate in guaranty associations, which raise funds to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed issuers. A major public health crisis or catastrophic event could require extraordinary assessments on our insurance companies, which could have a material adverse effect on our business, financial condition and results of operations.

A major public health crisis or catastrophic event has impacted and could again negatively impact our ability to attract new recruits, train and license the independent sales force, and incentivize the independent sales force to sell our products. If a significant number of independent sales representatives were to be impacted by a major public health crisis or catastrophic event, it could have a material adverse effect on recruiting, licensing, and our ability to write new business. Similarly, a major public health crisis or catastrophic event could again impair our ability to hire, license, and train health insurance agents in our senior health business. A major public health crisis or catastrophic event could again cause significant volatility in global financial markets and disrupt the economy and the demand for the term life insurance, investment and savings, Medicare related insurance, and other financial products that we sell. Our investment portfolio and the valuations of invested assets we hold could also be materially adversely affected.

Specifically with respect to the COVID-19 pandemic, many businesses have repopulated their facilities and many people have returned to their pre-pandemic activities. States are back to normal testing capacity. However, any future known or unknown mutations of COVID-19 that could be highly contagious and/or resistant to widely available vaccines in the United States and Canada could have a similar impact on our business and operations as those experienced during the height of the COVID-19 pandemic.

In the event of a disaster, our business continuity plan may not be sufficient, which could have a material adverse effect on our business, financial condition and results of operations.

Our infrastructure supports a combination of local and remote recovery solutions for business resumption in the event of a disaster, including a security incident. Our Canadian and U.S. operations (except for e-TeleQuote) utilize a data center located in our main campus in Duluth, Georgia. In the event of either a main campus destruction or the inability to access our data center or main campus in Duluth, Georgia, our business recovery plan provides for our employees to perform their work functions via a dedicated business backup/recovery site located about 20 miles from our main campus or by remote access from an employee's home. In addition to this site, the Company uses a business resumption vendor that will provide the hardware required for recovery within a reasonable timeframe in the event of a disaster. However, in the event of main campus destruction, our business recovery plan may be inadequate, and our employees and the independent sales representatives may be unable to carry out their work immediately, which could have a material adverse effect on our business, financial condition and results of operations.

e-TeleQuote, with its main campus in Clearwater, Florida, has a separate business recovery and/or disaster recovery plan, which, in the event of e-TeleQuote’s main campus destruction, could be inadequate and could have a material adverse effect on e-TeleQuote’s business, financial condition and results of operations.

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

Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally-identifiable client information, health information, and proprietary business information. In addition, an increasing number of jurisdictions require that regulators and clients be notified if a security breach results in the disclosure of personally-identifiable client information or health information, which could exacerbate the harm to our business, financial condition or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system, network or cloud break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

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

Various government bodies have established rules protecting the privacy and security of personal information, which vary significantly from jurisdiction to jurisdiction. Many independent sales representatives, employees, and third-party service providers have access to, and routinely process, personal information of clients on paper and on personal and Company-owned hardware, the cloud and mobile devices through a variety of media, including the Internet and software applications. We rely on internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our Company, our employees and the independent sales representatives. If: (i) an independent sales representative, employee, or third-party service provider intentionally or unintentionally discloses or misappropriates confidential client information; (ii) our data is the subject of a cybersecurity attack; (iii) we fail to maintain adequate internal controls; or (iv) independent sales representatives, employees or third-party service providers fail to comply with our policies and procedures, then misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which could have a material adverse effect on our business, financial condition and results of operations.

The current legislative and regulatory climate with regard to privacy and cybersecurity could adversely affect our business, financial condition, and results of operations.

Various international, federal and state legislative and regulatory bodies are considering or have considered, proposed, or adopted new standards and rules regarding protection of personally-identifiable information. NYDFS’s Cybersecurity Requirements for Financial Services Companies (“Cybersecurity Requirements”) require covered financial services institutions to implement a cybersecurity program designed to protect information systems and data. The NYDFS has also recently proposed material updated provisions to their Cybersecurity Requirements that could affect the compliance requirements of the Company and the independent sales representatives. The NAIC has adopted the Insurance Data Security Model Law (“Model Law”), which among other things, requires insurers and insurance producers to develop and maintain a written information security program, conduct risk assessments, and assess the data security practices of third-party service providers. The Model Law, which has some similarities as well as differences from the NYDFS’s Cybersecurity Requirements, has been adopted by a significant number of states. In addition, various regulators and legislators are proposing, have proposed, and have passed more stringent privacy requirements, including the California Consumer Privacy Act of 2018 and related laws and regulations (“CCPA”). The CCPA is designed to give consumers more control over their personal data and imposes strict liability for security incidents under certain circumstances. The related California Privacy Rights Act, which expands the CCPA took effect in January 2023 with most provisions enforceable in July 2023. All 50 U.S. states and Canada have breach notification requirements.

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

e-TeleQuote’s security measures are designed to protect against breaches of security and other interference with its systems and networks operate independently from Primerica systems. If e-TeleQuote is subject to cyber-attacks or security breaches or is otherwise unable to safeguard the security and privacy of confidential data, including personal health information, e-TeleQuote’s business may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

e-TeleQuote’s services involve the collection, processing, use, transmission, and storage of confidential and personal information of consumers and current and former employees, including protected health information subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other individually identifiable health information. Accordingly, e-TeleQuote is subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect HIPAA and other personal and sensitive information. e-TeleQuote has implemented and maintains certain security measures intended to protect against breaches of security and other interference with its systems and networks resulting from attacks by third parties, including hackers, and from employee or representative error or malfeasance. We have made and expect to continue making future expenditures relating to privacy and security to ensure that e-TeleQuote’s information security measures continue to align with industry information security standards.

Despite the measures e-TeleQuote has taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot be certain that its systems and networks will not be subject to breaches or interference. Any such breaches or interference by third parties or by licensed health insurance agents or employees that may occur in the future, including the failure of any one of these systems for any reason, could cause significant interruptions to its operations, damage its or our reputation, cause the termination of relationships with government-run health insurance exchanges, carriers, customers, and marketing partners, reduce demand for services and subject e-TeleQuote to significant liability and expense as well as regulatory action and lawsuits, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Valuation of our investments and the determination of expected credit losses when the fair value of our available-for-sale invested assets is below amortized cost are both based on estimates that may prove to be incorrect, which could adversely affect our financial condition.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. U.S. GAAP is a continuously evolving set of financial accounting and reporting standards that governs the preparation of our financial statements. Changes to U.S. GAAP can be difficult to implement and can materially impact how we record and report our financial condition and results of operations. A recent change in U.S. GAAP that was effective on January 1, 2023 and impacts how we record and report our financial condition and results of operations is Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update will change the accounting guidance we follow for long-duration insurance contracts. ASU 2018-12 will require us to update assumptions used in measuring future policy benefits, including mortality, persistency, and disability rates, at least annually instead of locking those assumptions at contract inception. In addition, the new standard requires differences in assumptions and actual performance be reflected in reserves as the experience occurs. ASU 2018-12 also includes changes to how we amortize deferred policy acquisition costs and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The amendments in ASU 2018-12 will be effective for the Company beginning in 2023 as of the earliest period presented in the consolidated financial statements. The adoption of ASU 2018-12 will have a pervasive impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls. This new accounting standard, in addition to other financial reporting standard changes being discussed by the Financial Accounting Standards Board (“FASB”) and the SEC, could adversely impact our ability to maintain effective control over financial reporting given the changes that are needed to adopt such standards.

Additionally, the Company’s insurance company subsidiaries prepare statutory financial statements in accordance with accounting principles designated by regulators in the jurisdictions in which they are domiciled. The financial statements of our U.S. insurance subsidiaries are prepared in accordance with statutory accounting principles (“SAP”) prescribed or permitted by state insurance departments and the NAIC. SAP, including actuarial methodologies for estimating reserves, are subject to continuous evaluation by the NAIC and state insurance departments. Similarly, our Canadian life insurance subsidiary is required to prepare statutory financial statements in accordance with IFRS, as prescribed by the OSFI in Canada. The International Accounting Standard Board’s new accounting standard for insurance contracts (“IFRS 17”) became effective on January 1, 2023. IFRS 17 significantly overhauls the measurement model for insurance contracts at our Canadian life insurance subsidiary for statutory reporting purposes. The statutory financial statements of our insurance company subsidiaries, which are used to determine dividend capacity and risk-based capital, could be adversely affected by this and other future changes implemented by jurisdictional insurance departments. Therefore, the ability of our insurance companies to comply with regulatory capital requirements and ultimately pay dividends to the Parent Company could be adversely impacted.

The inability of our subsidiaries to pay dividends or make distributions or other payments to us in sufficient amounts would impede our ability to meet our obligations and return capital to our stockholders.

Operations of the Company are conducted by its subsidiaries. As such, Primerica, Inc. is a holding company that has no significant operations. Our primary asset is the capital stock of our subsidiaries and our primary liability is our senior unsecured notes (the “Senior Notes”). We rely primarily on dividends and other payments from our subsidiaries to meet our operating costs, other corporate expenses, and Senior Note obligations, as well as to return capital to our stockholders. The ability of our subsidiaries to pay dividends to us depends on their earnings, covenants contained in existing and future financing or other agreements and on regulatory restrictions. The ability of our insurance subsidiaries to pay dividends will further depend on their statutory income and surplus. If the cash we receive from our subsidiaries pursuant to dividend payments and tax sharing arrangements is insufficient for us to fund our obligations or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, given the risk of volatility in the capital markets, there is no assurance that we would be able to raise cash by these means.

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

The volume of legislative and regulatory activity relating to financial services has increased substantially in recent years, and the level of enforcement actions and investigations by federal, state and provincial regulators may increase correspondingly. Legislative, regulatory and enforcement activity at the federal level may contribute to heightened activity at the state and provincial level. If we or the independent sales representatives become subject to new requirements or regulations, it could result in increased litigation, regulatory risks, changes to our business model, a decrease in the number of securities-licensed representatives, increased compliance costs, or a reduction in the products we offer to our clients or the profits we earn, which could have a material adverse effect on our business, financial condition and results of operations.

Regulators could also adopt laws or interpret existing laws in a way that would require retroactive changes to our business, accounting practices, or redundant reserve financing structures. Any such retroactive changes could have a material adverse effect on our business, financial condition and results of operations.

Medicare Advantage is a product legislated and regulated by the United States government. If the enabling legislation and regulation or implementing guidance issued by CMS changes, e-TeleQuote’s business may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

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

The current regulatory climate with regard to climate change may adversely affect our business, financial condition, and results of operations.

Activity by federal regulators relating to the possible impacts of climate change on companies and their constituents has increased recently and resulted in heightened legislative and regulatory activity at the federal, state and provincial levels. For example, on March 21, 2022, the SEC proposed significant new disclosure requirements to enhance and standardize climate-related disclosures (the “Climate-Related Disclosures rule”). In general, the proposed Climate-Related Disclosures rule focuses on three main disclosure topics: (i) climate-change related risks (including risk identification/impact, governance, oversight/risk management and mitigation); (ii) greenhouse gas emissions (Scope 1 and 2 and if material, Scope 3); and (iii) climate-related financial statement metrics (including a description of climate impacts in the notes to the audited financial statements). These disclosure requirements could be effective for the Company beginning with the annual report on Form 10-K for fiscal year ending December 31, 2023 and, if adopted as proposed, would require significant assistance from third-party vendor(s). Depending on the nature of the final rules, there may be competition to secure a third-party vendor(s) to assist with compliance with the Climate-Related Disclosures rule. Failure to secure a third-party vendor(s) could adversely impact our ability to comply with the Climate-Related Disclosures rule.

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

We face competition in all of our business lines. Our competitors include financial services companies, banks, investment management firms, broker-dealers, registered investment advisors, insurance companies, insurance brokers, direct sales companies, and technology companies. In many of our product offerings, we face competition from competitors that may have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations, have lower fee and expense ratios, have higher financial strength ratings or offer more robust digital tools and self-service capabilities than we do. More recently, significant capital has been invested in direct-to-consumer offerings, including wealth management, retirement and life insurance products. In addition, regulatory changes and competitive factors are leading to innovations in product offerings and compensation structures. To the extent these entrants create a significant change in the competitive environment, our ability to maintain or increase our market share and profitability could be materially adversely affected.

Primerica’s continued success requires a high-performing and stable team of employees across all levels, and the loss of key employees could negatively affect our financial results and impair our ability to implement our business strategy.

In addition to intense competition for talent, workforce dynamics are constantly evolving. A disproportionate loss of staff can negatively impact morale, productivity and service levels. If the Company does not manage these changing workforce dynamics effectively, leading to prolonged employee attrition, it could materially adversely affect the Company’s financial condition and inhibit our long-term business strategy.

Further, our success substantially depends on our ability to attract and retain members of our senior management team. The efforts, personality and leadership of our senior managers have been, and will continue to be, critical to our success. Many of our most senior managers have been with the Company many years and we expect increased instances of retirement in 2023 and 2024 among this very tenured employee group. The loss of service of members of our senior management team due to disability, death, retirement or some other cause, or inadequate succession planning and talent management, could reduce our ability to successfully motivate the independent sales representatives or implement our business plan which could have a material adverse effect on our business, financial condition and results of operations. Although our executive officers have entered into employment agreements with us, there is no assurance that they will complete the term of their employment agreements or that such agreements will be renewed.

We regularly undertake business initiatives to enhance our technology, products, and services. The efficiency and success of these initiatives may vary significantly and may cause unanticipated costs, errors, or disruptions which could have a material adverse effect on our business, financial condition and results of operations.

We regularly evaluate and undertake business initiatives to improve and support our competitiveness and grow our business. Business initiatives that we are currently developing or executing, for example, include enhancements to information technology and other systems, updates to our client and representative-facing software tools and applications, and streamlining of our managed investments business. Our ability to implement these initiatives often may be dependent on our ability to integrate systems, develop and invest in new technologies and evolve existing methods and tools. The execution of these initiatives also may depend on our ability to change vendors, and implementation of certain initiatives may be dependent on third parties. In addition, these initiatives may take longer than anticipated to implement, and our ability to execute these initiatives in a timely manner may impact the outcomes. Likewise, technological and other changes made in connection with these initiatives may result in increased or unanticipated costs, inadvertent data disclosures, operating errors, disruptions to our business, or may present other unanticipated technical or operational hurdles. The expansion of services or changes of vendors may involve client, regulatory and other third-party data use, storage and security challenges, as well as other regulatory compliance, business continuity and other considerations. As a result, we may not achieve some or all of the anticipated benefits or other intended results associated with these initiatives, which could have a material adverse effect on our business, financial condition and results of operations.

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

At any particular time, we may be in various stages of assessment, discussion, and negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. Acquisitions involve numerous risks and uncertainties and may be of businesses in which we lack operational or market experience. If we complete one or more acquisitions, our results of operations and financial condition may be adversely affected by a number of factors, including but not limited to: regulatory or compliance issues that could arise; a rating downgrade by a rating agency if it perceives an adverse change in our financial condition; changes in regulations and laws; the failure of the acquired businesses to achieve the results we have projected in either the near or long term, which could result in additional goodwill impairment charges; the assumption of unexpected liabilities, including litigation risks; the difference between the estimated and actual fair value of assets acquired and liabilities assumed; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential cost that might be incurred to implement adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions. Further, completion of one or more acquisitions may cause our Board to suspend the payment of dividends and/or share repurchases. For example, we paused our share repurchase program in 2021 to accumulate cash used to fund the acquisition of e-TeleQuote and restarted after closing the acquisition.

e-TeleQuote, similar to its peers in the senior health industry, experienced financial challenges in 2021 and 2022 as a result of which the Company recognized accumulated goodwill impairment charges. The Company recognized a goodwill impairment charge in 2021 due in part to e-TeleQuote's inability to achieve anticipated revenue and earnings levels. The Company also recognized a goodwill impairment charge in 2022 primarily due to a higher assumed cost of capital driven by increases in the equity market risk premium and higher interest rates. The failure of e-TeleQuote to achieve anticipated revenue and earnings levels or further increases in the assumed cost of capital could result in additional goodwill impairment charges. Any such difficulties could also result in one or more internal control failures, which could result in a material weakness. If e-TeleQuote does not perform as expected, it could materially adversely affect our business, financial condition and results of operations. See “Item 1A. Risk Factors – Risks Related to e-TeleQuote’s Senior Health Insurance Distribution Business” above.

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

We also maintain a regional head office location for our Canadian operations in Mississauga, Ontario. Our Canadian head office location consists of general office space under a lease expiring in October 2030. This office space is primarily used by the Term Life Insurance, Investment and Savings Products and Corporate and Other Distributed Products segments.

We lease general office space for our NBLIC subsidiary in Long Island City, New York under a lease expiring in March 2030. This office space is primarily used by the Corporate and Other Distributed Products segment.

We lease general office space for our e-TeleQuote subsidiary's headquarters in Clearwater, Florida, under a lease expiring in October 2024. This office space is primarily used by the Senior Health segment.

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

ITEM X. INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

The name, age at February 28, 2023, and position of each of our executive officers and certain significant employees are presented below. These officers comprise our senior management team.

Name	Age	Position
Glenn J. Williams	63	Chief Executive Officer
Peter W. Schneider	66	President
Alison S. Rand	55	Executive Vice President and Chief Financial Officer
Gregory C. Pitts	60	Executive Vice President and Chief Operating Officer
John A. Adams	64	Chief Executive Officer of Primerica Life Insurance Company of Canada
Michael C. Adams	66	Executive Vice President and Chief Business Technology Officer
Lisa A. Brown	53	Executive Vice President and Chief Administrative Officer
Estee Faranda	48	Executive Vice President, Chief Executive Officer of PFS Investments Inc.
Jeffrey S. Fendler	66	Executive Vice President and Chief Compliance and Risk Officer
William A. Kelly	67	Executive Vice President, Strategic Planning
Kathryn E. Kieser	53	Executive Vice President and Chief Reputation Officer
Michael W. Miller	45	Executive Vice President, President of Primerica Mortgage, LLC and Executive Chairman of Primerica Health, Inc.
Robert H. Peterman, Jr.	57	Executive Vice President and Chief Marketing Officer
Brett A. Rogers	57	Executive Vice President and General Counsel
Julie A. Seman	53	Executive Vice President, Field Distribution, Primerica Life, Client Solutions and Strategic Markets

Set forth below is biographical information concerning our executive officers, who are elected by our Board of Directors and serve subject to their respective employment agreements.

Glenn J. Williams has served as Chief Executive Officer since April 2015. He served as President from 2005 through March 2015, as Executive Vice President of Field and Product Marketing for international operations from 2000 to 2005, as President and Chief Executive Officer of Primerica Canada from 1996 to 2000, and in roles of increasing responsibility as part of Primerica’s international expansion team in Canada from 1985 to 2000. He began his career with Primerica in 1981 as a member of the Company’s sales force and joined the home office team in 1983. Mr. Williams earned his B.S. degree in education from Baptist University of America. He currently serves on the board of trustees for the Georgia Baptist Foundation.

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

Set forth below is biographical information concerning certain significant employees, who are elected by our Board of Directors.

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

Lisa A. Brown has served as Executive Vice President and Chief Administrative Officer since October 2020. She oversees the Company’s Human Resources, Talent Management, Facilities and Physical Securities functions and leads the Company’s efforts to create and implement programs, processes and protocols that focus on diversity, equality and inclusion. She also works closely with Marketing leaders to support our Strategic Markets affinity groups in the field. Prior to joining Primerica, Ms. Brown held several leadership positions at Delta Air Lines for more than 20 years overseeing Delta’s wholly-owned subsidiaries, fleet, procurement, talent development and operations functions. She earned her B.S. degree in Human Resources Administration from Michigan State University and a Masters of Business Administration from Kennesaw State University. Ms. Brown is co-chair of the LEAD mentorship committee of the Atlanta Alumni Chapter of Delta Sigma Theta Sorority, Inc. and chair of the development committee of Cool Girls, Inc.

Estee Faranda has served as Executive Vice President since November 2020, Chief Executive Officer of PFS Investments Inc. since March 2020 and as Executive Vice President of PFS Investments Inc. from January 2020 to March 2020. Before joining the Company in January 2020, she was at Envestnet from March 2015 to January 2020 where she held several leadership positions, built their asset management network and was responsible for all asset management products on the Envestnet platform. Prior to Envestnet, Ms. Faranda spent eight years at Morningstar Investment Management. Ms. Faranda has served on the board of directors of YCharts Inc., a cloud-based investment analytics and communications platform, since March 2021 and serves on the board of directors of the American Securities Association (ASA). She attended Kean University and spent six years in the United States Naval Reserve.

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

Michael W. Miller has served as Executive Vice President since 2015, President of Primerica Mortgage, LLC since January 2018 and Executive Chairman of Primerica Health, Inc. since July 2021. He served as Head of Corporate Development and Strategic Planning from September 2015 to August 2021. Prior to joining Primerica, Mr. Miller was senior investment banker at Lazard from 2006 to September 2015, where he specialized in providing strategic advice to a broad array of financial institutions and their regulators. While at Lazard, Mr. Miller advised on over $85 billion of successful transactions and restructuring assignments. Mr. Miller also worked in the insurance industry in various capacities. He holds a B.S. degree from Brigham Young University in Business Administration and Finance and earned the Charted Property & Casualty Underwriter designation.

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

Holders

As of January 31, 2023, we had 162 holders of record of our common stock.

Dividends

In the first quarter of 2023, we declared a quarterly dividend to stockholders of $0.65 per share. We currently expect to continue to pay comparable quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.

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

During the quarter ended December 31, 2022, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1 - 31, 2022	158,789	$132.39	158,623	$10,947,893
November 1 - 30, 2022	77,779	141.57	77,346	-
December 1 - 31, 2022	420	141.37	-	-
Total	236,988	$135.42	235,969	$-

(1)
Consists of repurchases of (a) 1,019 shares at an average price of $143.34 arising from share-based compensation tax withholdings and (b) open market repurchases of shares under the share repurchase program approved by our Board of Directors.
(2)
On November 17, 2021, our Board of Directors authorized a share repurchasing program, which was announced on November 18, 2021, for up to $275.0 million of our outstanding common stock for purchases through December 31, 2022. On each of February 14, 2022 and August 11, 2022, our Board of Directors authorized a $50.0 million increase to the share repurchase program originally authorized on November 17, 2021, bringing the total authorized share repurchases under such program up to $375.0 million of our outstanding common stock through December 31, 2022.

On November 17, 2022, our Board of Directors authorized a share repurchase program for purchases of up to $375.0 million of our outstanding common stock from January 1, 2023 through December 31, 2023.

For more information on our share repurchases, see Note 12 (Stockholders’ Equity) to our consolidated financial statements included elsewhere in this report.

Stock Performance Table (1)

The following graph compares the performance of our common stock to the S&P MidCap 400 Index and the S&P 500 Insurance Index by assuming $100 was invested in each investment option as of December 31, 2017 and the reinvestment of all dividends. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization (“mid-cap”) equities sector. The

S&P 500 Insurance Index is a capitalization-weighted index of domestic equities of insurance companies traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 index.

Total Stockholders' Return
Index Value
$190
$170
$150
$130
$110
$90
$70
$50
12/31/2017
12/31/2018
12/31/2019
12/30/2020
12/31/2021
12/31/2022
Primerica, Inc.
S&P 500 Insurance
S&P MidCap 400

	Period Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/30/2020	12/31/2021	12/31/2022
Primerica, Inc.	$100.00	$97.12	$131.21	$136.34	$157.97	$148.61
S&P 500 Insurance	100.00	88.79	114.88	114.37	151.11	166.41
S&P MidCap 400	100.00	88.92	112.22	127.55	159.13	138.34

(1)
The stock performance table is not deemed “soliciting material” or subject to Section 18 of the Exchange Act.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the three-year period ended December 31, 2022. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Item 1A. Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

This section generally discusses 2022 and 2021 items and comparisons between 2022 and 2021 financial results. Discussions of 2020 items and comparisons between 2021 and 2020 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 MD&A”).

This MD&A is divided into the following sections:

•
Business Trends and Conditions
•
Factors Affecting Our Results
•
Critical Accounting Estimates
•
Results of Operations
•
Financial Condition
•
Liquidity and Capital Resources

Business Trends and Conditions

The relative strength and stability of financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle-income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, interest rates and equity market returns impact consumer demand for the savings and investment products we distribute. Our customers’ perception of the strength of the capital markets may also influence their decisions to invest in the investment and savings products we distribute.

The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. As a result, changes in the Canadian dollar exchange rate may significantly affect the result of our business for all amounts translated and reported in U.S. dollars.

The COVID-19 pandemic (“COVID-19”) continued to impact our business in 2022, but to a much lesser extent than in 2021, as discussed in more detail later in this section, the Results of Operations section, and the Financial Condition section. Since March 2022, we have experienced fewer COVID-19 related claims than in prior periods. In addition, throughout the second half of 2021 and the entirety of 2022, policy sales and persistency have trended toward pre-COVID-19 levels.

Significant volatility in capital markets during 2022 has also impacted our business. This volatility led to declines in the capital markets which adversely impacted revenue generated by the Investments and Savings Products segment. The sharp rise in market interest rates during 2022 resulted in unrealized losses in our investment portfolio. We have not recognized losses caused by interest rate volatility in the income statement as we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

During 2022, inflation reached levels not seen since the 1980s, which led to an increased cost of living for middle-income families. If elevated inflation continues it could impact demand for our products.

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

Details on new recruits activity and life-licensed independent sales representative activity were as follows:

	Year ended December 31,
	2022	2021	2020
New recruits	359,735	349,374	400,345
New life-licensed independent sales representatives	45,147	39,622	48,106
Life-licensed independent sales representatives, at period end	135,208	129,515	134,907

The number of new recruits increased in 2022 compared to 2021 primarily due to strong recruiting efforts and the offering of special recruiting incentives following our biennial convention held in June 2022. Approximately 83,000 individuals were recruited while the special incentives were in place. Various recruiting incentives in both 2022 and 2021 also positively impacted recruiting results during each year.

New life-licensed independent sales representatives increased in 2022 compared to 2021 primarily due to the elevated recruiting volume discussed above combined with licensing process improvements throughout 2022. These improvements included new licensing progress-tracking tools and additional in-person licensing classes.

The number of life-licensed independent sales representatives grew to 135,208 as of December 31, 2022 and reflects recent improvements to the licensing process and the elevated recruiting volume discussed above.

Term Life Insurance Product Sales and Face Amount In Force. The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.18 and 0.22), were as follows:

	Year ended December 31,
	2022	2021	2020
Average number of life-licensed independent sales representatives	132,077	131,315	133,302
Number of new policies issued	291,918	323,855	352,868
Average monthly rate of new policies issued per life-licensed independent sales representative	0.18	0.21	0.22

New policies issued during 2022 decreased compared to 2021 due to elevated demand during 2021 from COVID-19. As deaths associated with the COVID-19 pandemic subsided during 2022, the demand for life insurance products moderated. In addition, the impact from higher costs of living on middle-income families may have contributed to softer demand for life insurance products during the second half of 2022.

Productivity in 2022, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, remained within our historical range, although lower than 2021 primarily due to the elevated demand for protection products in 2021 as described above.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2022	% of beginning balance	2021	% of beginning balance	2020	% of beginning balance
	(Dollars in millions)
Face amount in-force, beginning of period	$903,404		$858,818		$808,262
Net change in face amount:
Issued face amount	103,822	11%	108,521	13%	109,436	14%
Terminations	(82,894)	(9)%	(64,798)	(8)%	(60,848)	(8)%
Foreign currency	(7,524)	*	862	*	1,968	*
Net change in face amount	13,404	1%	44,585	5%	50,556	6%
Face amount in-force, end of period	$916,808		$903,403		$858,818

* Less than 1%.

The face amount of term life policies in-force increased from 2021 to 2022 as the level of face amount issued continued to exceed the face amount terminated. The increase was partially offset by movement in the foreign exchange rate as the U.S. dollar strengthened in relation to the Canadian dollar, which negatively impacted the translated face amount in force as of December 31, 2022. Issued face amount during 2022 decreased versus 2021 due to a decrease in the number of new policies issued partially offset by higher average issued face amounts. Policy terminations were higher during 2022 as persistency normalized towards pre-pandemic levels.

Our average issued face amount per policy increased to approximately $260,100 in 2022 compared to $251,500 in 2021 and $240,600 in 2020. The average issued face amount was higher in 2022 compared with 2021, as the product mix in 2021 favored our rapidly issued term life product that provides for lower maximum face amounts.

Investment and Savings Product Sales, Asset Values and Accounts/Positions. Investment and savings products sales and average client asset values were as follows:

	Year ended December 31,			2022 vs. 2021 change		2021 vs. 2020 change
	2022	2021	2020	$	%	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$4,266	$5,146	$3,499	$(880)	(17)%	$1,647	47%
Canada retail mutual funds - with upfront sales commissions	912	1,439	$892	$(527)	(37)%	$547	61%
Annuities and other	2,629	3,076	2,210	(447)	(15)%	866	39%
Total sales-based revenue generating product sales	7,807	9,661	6,601	(1,854)	(19)%	3,060	46%
Managed investments	1,513	1,506	900	7	*	606	67%
Canada retail mutual funds - no upfront sales commissions	494	318	146	176	55%	172	118%
Segregated funds	195	219	196	(24)	(11)%	23	12%
Total product sales	$10,009	$11,704	$7,843	$(1,695)	(14)%	$3,861	49%
Average client asset values:
Retail mutual funds	$53,822	$55,997	$42,570	$(2,175)	(4)%	$13,427	32%
Annuities and other	23,947	25,211	20,524	(1,264)	(5)%	4,687	23%
Managed investments	6,951	6,086	4,201	865	14%	1,885	45%
Segregated funds	2,474	2,698	2,413	(224)	(8)%	285	12%
Total average client asset values	$87,194	$89,992	$69,708	$(2,798)	(3)%	$20,284	29%

* Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Year ended December 31,
	2022	% of beginning balance	2021	% of beginning balance	2020	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$97,312		$81,533		$70,537
Net change in asset values:
Inflows	10,009	10%	11,703	14%	7,843	11%
Redemptions	(6,587)	(7)%	(7,161)	(9)%	(5,538)	(8)%
Net flows	3,422	4%	4,542	6%	2,305	3%
Change in fair value, net	(15,855)	(16)%	11,146	14%	8,521	12%
Foreign currency, net	(930)	*	91	*	170	*
Net change in asset values	(13,363)	(14)%	15,779	19%	10,996	16%
Asset values, end of period	$83,949		$97,312		$81,533

* Less than 1%.

Average number of fee-generating positions was as follows:

	Year ended December 31,			2022 vs. 2021 change		2021 vs. 2020 change
	2022	2021	2020	Positions	%	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,281	2,171	2,060	110	5%	111	5%
Recordkeeping only	814	749	678	65	9%	71	10%
Total average number of fee- generating positions	3,095	2,920	2,738	175	6%	182	7%

(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Product sales. The decrease in investment and savings product sales in 2022 from 2021 was led by lower sales of retail mutual funds and variable annuities as investor demand during 2022 deteriorated in response to negative market conditions.

Average client asset values. Average client asset values decreased in 2022 compared to 2021 primarily due to negative equity market conditions during 2022. Net flows remained positive for 2022, albeit to a lesser extent than in 2021.

Rollforward of client asset values. Ending client asset values decreased in 2022 from 2021 primarily due to negative market performance in 2022. Also contributing to the decrease was movement in the foreign exchange rate as the U.S. dollar strengthened in relation to the Canadian dollar, which negatively impacted client asset values as of December 31, 2022. Net flows remained positive for 2022, albeit to a lesser extent than in 2021.

Average number of fee-generating positions. The average number of fee-generating positions increased in 2022 from 2021 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Senior Health Key Performance Indicators.

Submitted Policies and Approved Policies

Submitted policies. Submitted policies represent the number of completed applications that, with respect to each application, the applicant has authorized us to submit to the health insurance carrier. The applicant may need to take additional action, including providing subsequent information, before the application is reviewed by the health insurance carrier.

Approved policies. Approved policies represent an estimate of submitted policies approved by the health insurance carriers for the identified product during the indicated period. Not all approved policies will go in force. In general, the relationship between submitted policies and approved policies has been seasonally consistent. Therefore, factors impacting the number of submitted policies generally impact the number of approved policies.

The number of Senior Health submitted policies and approved policies were as follows:

	Year ended December 31,
	2022	2021(1)
Number of Senior Health submitted policies	85,038	60,009
Number of Senior Health approved policies	77,086	50,323

(1) From the acquisition date of July 1, 2021.

The Senior Health segment experiences notable seasonality with the strongest demand occurring in the fourth quarter due to the Medicare Annual Election Period (“AEP”) from October 15th to December 7th. We also experience seasonally higher demand in the first quarter due to the Medicare Open Enrollment Period from January 1st to March 31st, which allows individuals to switch Medicare Advantage plans. Meanwhile, the second and third quarters experience seasonally lower demand as the focus for submitted policies is limited to participants that are dual eligible (Medicare and Medicaid), qualify for a special enrollment period, recently aged into Medicare or are enrolling off of an employer-sponsored plan, and other less common situations.

The number of submitted and approved policies in 2022 compared to 2021 is primarily impacted by the timing of the acquisition of e-TeleQuote on July 1, 2021. A full year of submitted and approved policies are included in 2022 compared to only six months for 2021. The number of submitted and approved policies in 2022 also reflects the Company's efforts to scale back growth and limit the number of agents in favor of developing more efficient lead procurement. Approved policies as a percentage of submitted policies increased during 2022 due in part to our strategic decision to limit our agent count to the most productive agents.

Senior Health Policies Sourced by Primerica Independent Sales Representatives

Primerica independent sales representatives are eligible to refer Medicare participants to e-TeleQuote licensed agents for potential enrollment in policies distributed by e-TeleQuote after completion of a brief certification course offered by Primerica. At December 31, 2022, there were 93,348 Primerica independent sales representatives certified to refer participants for enrollment in Senior Health policies compared to 26,441 at December 31, 2021.

The number of submitted policies by e-TeleQuote sourced from Primerica independent sales representatives measures the number of Senior Health policies submitted by e-TeleQuote to its third-party health insurance carriers that originated through the Primerica independent sales force.

	Year ended December 31,
	2022	2021(1)
Submitted policies sourced by Primerica independent sales representatives	8,501	4,494

(1) From the acquisition date of July 1, 2021.

The number of submitted policies sourced by Primerica independent sales representatives during 2022 increased compared to 2021 primarily due to the timing of our acquisition of e-TeleQuote on July 1, 2021. A full year of submitted policies sourced by Primerica independent sales representatives are included during 2022 compared to only six months for 2021.

Lifetime Value of Commissions and Contract Acquisition Costs

Lifetime value of commissions (“LTV”). LTV represents the cumulative total of commissions and administrative fees estimated to be collected over the expected life of a policy for policies approved during the period. For more information on LTV, refer to Note 18 (Revenue from Contracts with Customers) of our consolidated financial statements included elsewhere in this report and the Factors Affecting our Results – Senior Health Segment section.

Contract acquisition costs (“CAC”). CAC represents the total direct costs incurred to acquire approved policies. CAC are primarily comprised of the costs associated with acquiring leads, including fees paid to Primerica Senior Health certified independent sales representatives, as well as compensation, licensing, and training costs associated with our team of e-TeleQuote licensed health insurance agents. The number of e-TeleQuote licensed health insurance agents, agent tenure, attrition rate and productivity all impact CAC. Other than costs incurred to assist beneficiaries who are switching plans with the same carrier, we incur the entire cost of approved policies prior to enrollment and prior to receiving our first commission-related payment.

Per policy metrics for LTV and CAC measure our ability to profitably distribute Senior Health insurance products.

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy were as follows:

	Year ended December 31,
	2022	2021(1)
LTV per policy approved during the period	$860	$1,109
CAC per policy approved during the period	$888	$1,049
LTV/CAC per approved policy	0.97	1.10

(1) From the acquisition date of July 1, 2021.

LTV per approved policy reflects current estimates for renewal rates, policy retention and chargeback activity taking into consideration the most recent experience through December 31, 2022. The Company saw lower renewal retention rates during 2022 compared to historical experience due to an increased number of consumers who changed plans and increased plan offerings by carriers. This dynamic led to the lower LTV estimated per approved policy in 2022 compared to 2021. The LTV per approved policy estimated in 2021 was higher than what we subsequently expect to realize due to the impact of the lower renewal activity experienced in 2022.

The reduction in CAC per approved policy in 2022 reflects a number of other factors including revised lead acquisition strategies, improved lead routing, and enhancements in agent training. This led to a decrease in CAC per approved policy in 2022 compared to 2021.

Regulatory Changes.

Worker classification standards. There has been a trend toward administrative and legislative activity around worker classification. For example, in January 2021, the Department of Labor (“DOL”) under the prior presidential administration issued a rulemaking interpreting the “economic realities” worker classification standard applicable to the Fair Labor Standards Act (“FLSA”). In October 2022, the DOL under the current presidential administration proposed a new rule that would rescind the 2021 rule and replace it with its own interpretation of the “economic realities” standard under the FLSA. Other federal and state legislative and regulatory proposals regarding worker classification have also come under consideration. It is difficult to predict what the outcome of worker classification activity may be. Changes to worker classification laws could impact our business as sales representatives (other than those hired by e-TeleQuote) are independent contractors.

Restrictions on compensation models in Canada. The organization of provincial and territorial securities commissions throughout Canada (collectively referred to as the “Canadian Securities Administrators” or “CSA”) published final rule amendments to prohibit upfront sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”). The final amendments became effective on June 1, 2022. These rules resulted in changes in compensation arrangements with both the fund companies that offer the mutual fund products we distribute and the independent sales representatives. In particular, we entered into agreements with two third-party mutual fund companies to develop and offer a broad range of funds that are sold exclusively by our independent sales representatives. These agreements provide for the payment to us of asset-based revenue by the mutual fund companies. We also earn revenue through an asset-based fee charged to clients. As part of our new model (the “Principal Distributor model”) we are funding an advance of compensation at the time of sale to our independent sales representatives, taken at their option, to partially replace upfront sales commission cash flow from fund companies paid under the deferred sales charge compensation model. We expect that these changes to our mutual fund model will have the impact of initially decreasing our pre-tax operating income in the short term due to the elimination of upfront commissions. Over the long term, we expect pre-tax operating income to recover through the collection of asset-based commissions over time. We began offering our new Principal Distributor model on July 6, 2022. Although we received the requisite approval, the CSA has indicated that it intends to closely examine the model, including potentially through a public consultation on sales practices, and may require undertakings or consider future amendments that would require modifications to the model, including with respect to its advance and chargeback features. At this time we cannot quantify the financial impact, if any, of future changes to our business that may be necessary in order to comply if our Principal Distributor model is required to be modified or discontinued. During the year ended December 31, 2022, Canadian mutual funds represented approximately 14% of our total investment and savings product sales and approximately 13% of our average client asset values.

In an announcement on February 10, 2022, and in line with the DSC Ban for the sale of mutual funds, the organization of provincial and territorial insurance regulators in Canada (collectively referred to as the “Canadian Council of Insurance Regulators” or “CCIR”) urged insurers to refrain from new deferred sales charges in segregated fund contracts beginning June 1, 2022, and to expect a transition to a cessation of such deferred sales charges by June 1, 2023. In addition, on September 8, 2022, the CCIR issued a discussion paper for consultation to consider other changes to upfront compensation, including advance compensation and chargeback features such as those used in our Principal Distributor model. The consultation period on the discussion paper is now closed and the CCIR is now considering the comments that were submitted, including ours, to determine whether they will require changes to segregated funds compensation practices. We expect that changes, if any, to segregated funds compensation practices, will also be adopted by securities regulators, which may impact our Principal Distributor model. Currently, our Canadian segregated fund products are primarily sold on a deferred sales charge basis and we pay upfront commissions to the independent agents for the sale of these products. At this time, without further clarity from regulators on allowable segregated fund compensation practices, we expect a decline in segregated fund product sales beginning in June 2023. We earn revenue from Canadian segregated fund products based on a percentage of client assets under management. During the year ended December 31, 2022, Canadian segregated funds represented approximately 2% of our total investment and savings product sales and approximately 3% of our average client asset values.

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

Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory and administrative fees on assets in managed investments. In Canada, we earn marketing, distribution, and shareholder services fees on mutual fund assets for which we serve as the principal distributor and management fees on the segregated funds for which we serve as investment manager. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients’ accounts are primarily invested in equity funds. Volatility in equity markets will impact the value of assets in client accounts and in turn impact the revenue we earn on those assets.

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

Approved policies. Approved policies represent submitted policies approved by health insurance carriers for the identified product during the indicated period. Not all approved policies will go in force. In general, the relationship between submitted policies and approved policies has been seasonally consistent. Therefore, factors impacting the number of submitted policies generally impact the number of approved policies. Revenue is primarily generated from approved policies and LTVs are recorded when the enrollment is approved by the applicable health insurance carrier. Medicare Advantage plans make up the substantial portion of the approved policies we distribute. The number of approved policies are influenced by the following:

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

CAC per approved policy. Results are also driven by the costs of acquisition, which is defined as the total direct costs incurred per approved policy. Our costs of acquisition are primarily comprised of the cost to generate and acquire leads, including fees paid to Primerica Senior Health certified independent sales representatives, and the labor, benefits, bonus compensation, licensing and training costs associated with our team of e-TeleQuote licensed health insurance agents. Other than costs incurred to assist beneficiaries with switching plans within the same carrier, we incur our entire cost of approved policies prior to enrollment and prior to receiving our first commission related payment. Factors that impact our costs of acquisition per approved policy include:

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

The Corporate and Other Distributed Products segment also includes corporate income and expenses not allocated to our other segments, general and administrative expenses (other than expenses that are allocated to the Term Life Insurance or Investment and Savings Products segments), interest expense on notes payable, redundant reserve financing transactions and our revolving credit facility (“Revolving Credit Facility”), as well as realized gains and losses on our invested asset portfolio.

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

The year-end exchange rates (USD per CAD) used by the Company to translate our Canadian dollar functional currency assets and liabilities into U.S. dollars decreased by 7% in 2022 from 2021. Also, the average exchange rates used by the Company in 2022 to translate our Canadian dollar functional currency revenues and expenses into U.S. dollars decreased 4% compared to 2021.

See the Results of Operations section, the Financial Condition section, and “Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk” and Note 3 (Segment and Geographical Information) to our consolidated financial statements included elsewhere in this report, for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

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

Deferred Policy Acquisition Costs. We defer incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and that would not have been incurred had the contract transaction(s) not occurred. These costs include commissions and policy issue expenses. Deferrable term life insurance policy acquisition costs are amortized over the initial level premium-paying period of the related policies in proportion to premium income and include assumptions made by us regarding persistency, expenses, interest rates and claims, which are updated on new business to reflect recent experience. In accordance with current U.S. GAAP, assumptions are not allowed to be modified, or unlocked on in-force term life insurance business, unless recoverability testing deems estimated future cash flows to be inadequate. DAC is subject to recoverability testing annually and when circumstances indicate that recoverability is uncertain.

The DAC balance in the Term Life Insurance segment is susceptible to differences between estimated and actual persistency experience, which could impact the DAC amortization expense. The impact is more pronounced for early duration lapse variance than later durations.

Beginning in 2023, we will be reporting under Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12” or “LDTI”). We will adopt ASU 2018-12 when we issue our condensed consolidated financial statements as of and for the three months ending March 31, 2023 via the modified retrospective method, which will allow us to carryover our historical DAC balance as of the January 1, 2021 adoption date. ASU 2018-12 includes changes to how insurance companies that issue long-duration contracts amortize DAC by eliminating the accretion of interest and providing for amortization on a straight-line basis over the coverage period. We have determined that we will use current face amount as the unit of measure to amortize DAC for our term life insurance products and will use policy count as the unit of measure to amortize DAC for our Canadian segregated funds products. We will also amortize DAC under LDTI based on policy cohorts rather than on a seriatim basis. As a result of these changes, we expect the DAC amortization on our term life insurance products to be slower and less volatile under LDTI compared to current U.S. GAAP. For Canadian segregated funds products, we also expect DAC amortization under LDTI to be less volatile than under current U.S. GAAP. The standard no longer locks in assumptions and also removes the DAC recoverability testing requirement. For additional information on DAC, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 7 (Deferred Policy Acquisition Costs) to our consolidated financial statements included elsewhere in this report.

Future Policy Benefit Reserves and Reinsurance. Liabilities for future policy benefits on our term life insurance products are reserves established for death claims and waiver of premium benefits and have been computed using a net level method and include assumptions as to mortality, persistency, interest rates, disability rates, and other assumptions based on our historical experience, modified as necessary for new business to reflect anticipated trends and to include provisions for possible adverse deviation. Reserves related to reinsured policies are accounted for using assumptions consistent with those used to determine the future policy benefit reserves and are included in reinsurance recoverables in our consolidated balance sheets. Similar to the term life insurance DAC discussion above, we do not modify the assumptions used to establish future policy benefit reserves during the policy term under current U.S. GAAP unless recoverability testing deems them to be inadequate and there is no remaining DAC associated with the underlying policies. Our results depend significantly upon the extent to which our actual experience is consistent with the assumptions we used in determining our future policy benefit reserves. Our future policy benefit reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

Similar to DAC, the balances of future policy benefit reserves and reinsurance recoverables have been susceptible to differences between estimated and actual persistency experience.

As noted above, the Company will adopt ASU 2018-12 effective January 1, 2023 via the modified retrospective method. The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update cash flow assumptions used in measuring future policy benefits, including mortality, disability, and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual cash flows as the experience occurs. The impact of assumption changes and experience variances will be partly reflected in the period of the change and partly spread to future periods, based on the remaining duration of the impacted policy cohort(s), by unlocking the net premium ratio used to measure future policy benefits for the impacted policy cohort(s) (referred to as a “cohort”).

ASU 2018-12 also includes changes to how insurance companies that issue long-duration contracts update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. Changes in the future policy benefit reserves as a result of updating current market observable rates are recorded through accumulated other comprehensive income. The adoption of ASU 2018-12 will have an impact on our consolidated financial statements and related disclosures and will require changes to our processes, systems, and controls. We anticipate a reduction of approximately $1.2 billion to $1.5 billion (net of income tax) in accumulated other comprehensive income in the equity section of our consolidated balance sheet on the transition date, January 1, 2021 (the “Transition Date”). The expected impact on our consolidated balance sheet is the net effect of revaluing future policy benefits liabilities and reinsurance recoverables using current interest rates prescribed by the standard as of the Transition Date versus interest rate assumptions locked in when the policies were issued. We maintain a large volume of policies in our term life business written over several decades and policies written several years ago include interest rate assumptions that were made when rates were much higher than they were on the Transition Date. Since the Transition Date, market observable rates have increased and the impact to accumulated other comprehensive income as of December 31, 2022 will be much less significant. As observed since the Transition Date, changes in current interest rates from period to period will create volatility in the amount of accumulated other comprehensive income recognized. For additional information on future policy benefits, reinsurance and the impact to accumulated other comprehensive income see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 6 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

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

Renewal commissions receivable. We earn commissions when e-TeleQuote enrolls individual insurance policies on behalf of its customers, third-party health insurance carriers. We have no further obligations to our customers once an eligible Medicare participant is enrolled. We are entitled to commissions at the time the initial policy is approved by the health insurance carrier and are entitled to renewal commissions for as long as the policy renews. The estimate of renewal commissions is part of the variable consideration recognized and requires significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed. We utilize the expected value approach to do this, incorporating a combination of historical lapse data and effective commission rates to estimate forecasted renewal consideration. We apply a constraint on our estimate of renewal commissions so that it is probable that a significant reversal in the amount of cumulative revenue will not occur. Variable consideration in excess of the amount constrained is recognized in subsequent reporting periods when the uncertainty is resolved.

We utilize a practical expedient to estimate renewal commissions revenue by applying the use of a portfolio approach to policies grouped together by health insurance carrier, Medicare product type, and policy effective date. This provides a practical approach to estimating the renewal commissions expected to be collected by evaluating various factors, including but not limited to, contracted commission rates, disenrollment experience and renewal persistency rates. We continuously evaluate the assumptions and inputs into our calculation of renewal commissions revenue and refine our estimates based on current information. There could be situations where new facts or circumstances, that were not available at the time of the initial estimate, may indicate that the renewal commissions receivable recognized is higher or lower than our original expectation of renewal commissions that will be collected. In those situations, the renewal commissions receivable will be written down or up to its revised expected value by recording tail revenue adjustments. During 2022, we recorded $18.9 million in net negative tail revenue adjustments as retention for policies scheduled to renew was lower than expected.

During 2022, we also recorded a $11.9 million measurement period adjustment to reduce the acquisition date balance of renewal commissions receivable upon the expiration of the purchase price measurement period on June 30, 2022, one year subsequent to the acquisition date of e-TeleQuote. The adjustment resulted from the Company's reassessment of the estimates made by e-TeleQuote for variable consideration expected for approved policies as of the acquisition date. The reassessment of estimates involved the implementation of an enhanced algorithmic model for processing historical lapse data and forecasting future policy duration curves. For additional information on measurement period adjustments, see Note 20 (Acquisition) to our consolidated financial statements included elsewhere in this report.

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

Goodwill is tested at the reporting unit level, all of which is attributable to the Senior Health segment (which is defined as the reporting unit). The annual date used by the Company to test goodwill for impairment is July 1. The Company will also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not result in the fair value of the Senior Health reporting unit being lower than its carrying value.

As of July 1, 2022, the Company performed a quantitative impairment analysis using the income approach by preparing a discounted cash flow analysis to determine the reporting unit’s fair value. The discounted cash flow analysis included key assumptions such as the weighted average cost of capital (“WACC”), long-term growth rate, and projected operating results such as approved policies, lifetime value of commissions, contract acquisition costs, operating expenses, collections of renewal commissions receivable, and utilization of net operating losses for income tax purposes. We did not utilize a market approach as part of the quantitative impairment analysis because we believe management's expectation of the cash flows generated by the reporting unit were more relevant in determining the fair value given inherent limitations in the credibility of available peer company data.

After the fair value of the reporting unit was determined, the Company calculated its carrying value by taking the reporting unit’s assets minus its liabilities. The carrying value of the reporting unit was than compared to its fair value to determine the extent of any goodwill impairment. Based on this analysis, we recognized goodwill impairment charges of $60.0 million, which represent the excess of the Senior Health reporting unit’s carrying value over its estimated fair value at July 1, 2022. The goodwill impairment charges recognized did not impact the Company’s income tax expense as the goodwill acquired from the e-TeleQuote acquisition does not have any tax basis. The decline in the reporting unit's fair value below its carrying value was primarily attributable to an increase in the market-based WACC used to discount the forecasted cash flows. The increase in the WACC was driven by recent increases in the equity market risk premium and higher interest rates. The determination of whether the carrying value of the reporting unit exceeds its fair value involves a high degree of estimation and can be affected by a number of industry and company-specific risk factors that are subject to change over time.

For additional information on goodwill, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 21 (Goodwill) to our consolidated financial statements included elsewhere in this report.

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
•
Loss on extinguishment of debt. Consists primarily of the make whole premium paid in 2021 to extinguish senior notes issued in 2012 prior to the scheduled 2022 maturity date.
•
Other operating expenses. Consists primarily of expenses that are unrelated to the distribution of life insurance products, including staff compensation, technology and communications, various sales force-related costs, non-bank custodial and transfer agent recordkeeping administrative costs, outsourcing and professional fees, and other corporate and administrative fees and expenses.

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance, Investment and Savings Products and Senior Health segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment using methods expected to reasonably measure the benefit received by each reporting segment. Such methods include time studies, recorded usage, revenue distribution, and sales force representative distribution. These allocated items include fees charged for access to POL and costs incurred for technology, sales force support, occupancy and other general and administrative costs. Costs that are not directly charged or allocated to our three primary operating segments are included in the Corporate and Other Distributed Products segment.

Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year ended December 31,			2022 vs. 2021 change		2021 vs. 2020 change (1)
	2022	2021	2020(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$3,230,120	$3,122,148	$2,907,149	$107,972	3%	$214,999	7%
Ceded premiums	(1,629,892)	(1,616,264)	(1,580,766)	13,628	*	35,498	2%
Net premiums	1,600,228	1,505,884	1,326,383	94,344	6%	179,501	14%
Commissions and fees	944,676	1,042,813	751,271	(98,137)	(9)%	291,542	39%
Investment income net of investment expenses	156,987	142,795	141,287	14,192	10%	1,508	1%
Interest expense on surplus note	(63,922)	(62,207)	(57,473)	1,715	3%	4,734	8%
Net investment income	93,065	80,588	83,814	12,477	15%	(3,226)	(4)%
Realized investment gains (losses)	1,444	4,665	1,359	(3,221)	*	3,306	*
Other investment gains (losses)	(2,439)	1,207	(6,355)	(3,646)	*	7,562	*
Investment gains (losses)	(995)	5,872	(4,996)	(6,867)	*	10,868	*
Other, net	83,159	74,575	61,069	8,584	12%	13,506	22%
Total revenues	2,720,133	2,709,732	2,217,541	10,401	*	492,191	22%

Benefits and expenses:
Benefits and claims	665,749	722,753	615,569	(57,004)	(8)%	107,184	17%
Amortization of DAC	356,143	251,179	224,321	104,964	42%	26,858	12%
Sales commissions	462,764	522,308	376,636	(59,544)	(11)%	145,672	39%
Insurance expenses	235,405	202,605	188,117	32,800	16%	14,488	8%
Insurance commissions	30,261	34,532	32,134	(4,271)	(12)%	2,398	7%
Contract acquisition costs	68,431	52,788	-	15,643	30%	52,788	*
Interest expense	27,237	30,618	28,839	(3,381)	(11)%	1,779	6%
Goodwill impairment loss	60,000	76,000	-	(16,000)	(21)%	76,000	*
Loss on extinguishment of debt	-	8,927	-	(8,927)	*	8,927	*
Other operating expenses	320,394	296,851	245,195	23,543	8%	51,656	21%
Total benefits and expenses	2,226,384	2,198,561	1,710,811	27,823	1%	487,750	29%
Income before income taxes	493,749	511,171	506,730	(17,422)	(3)%	4,441	1%
Income taxes	125,775	139,191	120,566	(13,416)	(10)%	18,625	15%
Net income	367,974	371,980	386,164	(4,006)	(1)%	(14,184)	(4)%
Net income (loss) attributable to noncontrolling interests	(5,038)	(1,377)	-	(3,661)	(266)%	(1,377)	*
Net income attributable to Primerica, Inc.	$373,012	$373,357	$386,164	$(345)	*	$(12,807)	(3)%

(1)
Refer to the 2021 MD&A for discussions of 2020 items and comparisons between 2021 and 2020 financial results.

* Less than 1% or not meaningful

Total revenues. Total revenues increased in 2022 from 2021 primarily driven by growth in net premiums in the Term Life segment. The increase in Term Life segment net premiums was driven by incremental premiums on term life insurance policies that are not subject to the IPO coinsurance transactions as well as the layering effect of life insurance sales. Commissions and fees decreased due to lower sales-based revenues driven by lower demand for variable annuity and mutual funds investment products.

Net investment income increased in 2022 from 2021 due to $9.0 million from higher yields in the invested asset portfolio and $5.4 million from a larger invested asset portfolio compared to the prior year. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the Surplus Note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 4 (Investments) and Note 10 (Debt) to our unaudited consolidated financial statements included elsewhere in this report.

Investment gains (losses) decreased to a loss during 2022 compared to a gain in 2021 primarily due to a $2.4 million negative mark-to-market adjustment on equity securities held within our investment portfolio in 2022 as a result of negative equity market performance compared to a $2.4 million positive mark-to-market adjustment on equity securities held within our investment portfolio in the comparable 2021 period.

Other, net revenues increased in 2022 from 2021 primarily due to the timing of the acquisition of e-TeleQuote on July 1, 2021. A full year of marketing development revenue was included in the Senior Health segment in 2022 compared to only six months in 2021. Also contributing to the increase in Other, net revenues was an increase in fees received for access to POL, our primary sales force support tool, consistent with subscriber growth.

Total benefits and expenses. Total benefits and expenses increased in 2022 from 2021 primarily due to growth in the amortization of DAC as a result of lower year-over-year persistency in the Term Life Insurance segment's in-force book of business, as well as higher contract acquisitions costs in the Senior Health segment as a result of the acquisition of e-TeleQuote on July 1, 2021. Insurance and other operating expenses were also higher during 2022 due to growth in the business and higher costs associated with sales force leadership events, which included the biennial convention. These increases were partially offset by lower COVID-19 related claims experience in the Term Life Insurance segment, lower sales commissions in line with lower commissions and fees revenue in the Investment and Savings Products segment as discussed above and a lower non-cash goodwill impairment charge in the Senior Health segment. In addition, total benefits and expenses in 2021 was negatively impacted by a $8.9 million loss on extinguishment of debt as a result of the accelerated repayment of senior notes issued in 2012 that were scheduled to mature in 2022.

Income taxes. Our effective income tax rate for 2022 was 25.5% compared to 27.2% in 2021. The decrease in the effective tax rate in 2022 was driven by a smaller non-cash goodwill impairment charge that is not deductible for income tax purposes, state income tax benefits at e-TeleQuote and revaluation of Canadian deferred tax assets as a result of a Canadian statutory rate increase.

Net income (loss) attributable to noncontrolling interests. The net loss attributable to noncontrolling interest increased during 2022 compared to 2021 primarily due to higher operating losses incurred by the Senior Health segment prior to the redemption of the noncontrolling interest on July 1, 2022.

For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year ended December 31,			2022 vs. 2021 change		2021 vs. 2020 change(1)
	2022	2021	2020(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$3,209,088	$3,099,828	$2,883,583	$109,260	4%	$216,245	7%
Ceded premiums	(1,623,442)	(1,609,598)	(1,573,922)	13,844	*	35,676	2%
Net Premiums	1,585,646	1,490,230	1,309,661	95,416	6%	180,569	14%
Allocated net investment income	51,160	36,486	27,030	14,674	40%	9,456	35%
Other, net	50,320	48,970	46,079	1,350	3%	2,891	6%
Total revenues	1,687,126	1,575,686	1,382,770	111,440	7%	192,916	14%
Benefits and expenses:
Benefits and claims	649,530	703,897	593,948	(54,367)	(8)%	109,949	19%
Amortization of DAC	342,925	241,451	216,208	101,474	42%	25,243	12%
Insurance expenses	230,796	197,262	182,471	33,534	17%	14,791	8%
Insurance commissions	15,335	18,457	17,592	(3,122)	(17)%	865	5%
Total benefits and expenses	1,238,586	1,161,067	1,010,219	77,519	7%	150,848	15%
Income before income taxes	$448,540	$414,619	$372,551	33,921	8%	42,068	11%

(1)
Refer to the 2021 MD&A for discussions of 2020 items and comparisons between 2021 and 2020 financial results.
* Less than 1% or not meaningful

Net premiums. Direct premiums increased in 2022 from 2021 largely due to sales of new policies that contributed to growth in the in-force book of business. This is partially offset by an increase in ceded premiums, which includes $55.5 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $41.6 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Allocated net investment income. Allocated net investment income increased in 2022 from 2021 due to an increase in the assumed net interest accreted to the Term Life Insurance segment’s future policy benefit reserve liability less deferred acquisition costs as the Term Life Insurance segment’s in-force business continues to grow.

Benefits and claims. Benefits and claims decreased in 2022 from 2021 primarily due to lower COVID-19 related claims experience. Total benefits and claims during 2022 includes approximately $11 million of excess claims, net of reinsurance compared to approximately $63 million of excess claims, net of reinsurance in 2021.

Amortization of DAC. The amortization of DAC increased in 2022 from 2021 primarily due to higher policy lapse rates. During 2022, lapses on policies that were issued during the height of the COVID-19 pandemic were higher than historical trends. Lapses on policies issued prior to the onset of the COVID-19 pandemic continue to be moderately lower than historical trends.

Insurance expenses. Insurance expenses increased in 2022 from 2021 due to higher costs associated with growth in the sales force and the business and higher employee compensation costs. Also contributing to the increase were higher costs associated with adding the previously postponed biennial convention to our normal cycle of sales force leadership events.

Insurance commissions. Insurance commissions decreased in 2022 from 2021 as a result of higher non-deferrable sales force promotional activities offered in 2021 to incentivize the independent sales force during the COVID-19 pandemic.

Investment and Savings Products Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year ended December 31,			2022 vs. 2021 change		2021 vs. 2020 change(1)
	2022	2021	2020(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$326,378	$401,508	$284,651	$(75,130)	(19)%	$116,857	41%
Asset-based revenues	434,053	441,303	339,904	(7,250)	(2)%	101,399	30%
Account-based revenues	90,391	86,939	83,041	3,452	4%	3,898	5%
Other, net	12,610	12,097	11,271	513	4%	826	7%
Total revenues	863,432	941,847	718,867	(78,415)	(8)%	222,980	31%
Expenses:
Amortization of DAC	12,141	8,668	7,055	3,473	40%	1,613	23%
Insurance commissions	13,834	14,904	13,184	(1,070)	(7)%	1,720	13%
Sales commissions:
Sales-based	234,711	287,359	201,148	(52,648)	(18)%	86,211	43%
Asset-based	206,838	206,201	154,572	637	*	51,629	33%
Other operating expenses	156,578	150,130	140,264	6,448	4%	9,866	7%
Total expenses	624,102	667,262	516,223	(43,160)	(6)%	151,039	29%
Income before income taxes	$239,330	$274,585	$202,644	$(35,255)	(13)%	$71,941	36%

(1)
Refer to the 2021 MD&A for discussions of 2020 items and comparisons between 2021 and 2020 financial results.

* Less than 1% or not meaningful

Commissions and fees. Commissions and fees decreased in 2022 from 2021 driven by lower sales-based revenues in 2022 as investor demand for mutual fund products and variable annuity products weakened due to volatility in capital markets. Also contributing to the decrease in 2022 were lower asset-based revenues, driven by negative equity market performance, partially offset by positive net flows.

Amortization of DAC. Amortization of DAC increased in 2022 from 2021 due to unfavorable market performance of the funds underlying our Canadian segregated funds in 2022 compared to favorable market performance of such funds in 2021.

Sales commissions. The decrease in sales-based commissions in 2022 from 2021 was generally in line with the decrease in sales-based revenue. Asset-based commissions were relatively flat for 2022 and were consistent with the movement in asset-based revenues, excluding the Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses increased in 2022 from 2021 due to higher costs associated with adding the previously postponed biennial convention to our normal cycle of sales force leadership events and higher expenses to support growth in managed accounts assets.

Senior Health Segment. Our results of operations for the Senior Health segment for the years ended December 31, 2022 and 2021 were as follows:

	Year ended December 31,		2022 vs. 2021 change
	2022	2021	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees	$47,420	$50,903	$(3,483)	(7)%
Other, net	15,262	9,537	5,725	60%
Total revenues	62,682	60,440	2,242	4%

Benefits and expenses:
Contract acquisition costs	68,431	52,788	15,643	30%
Goodwill impairment loss	60,000	76,000	(16,000)	(21)%
Other operating expenses	32,924	16,702	16,222	97%
Total benefits and expenses	161,355	145,490	15,865	11%
Income (loss) before income taxes	$(98,673)	$(85,050)	$(13,623)	(16)%

Commissions and fees. Excluding the impact of tail revenue adjustments, commissions and fees increased during 2022 compared to 2021 primarily due to the timing of the acquisition of e-TeleQuote on July 1, 2021. As a result, 2022 includes a full year of operations compared to only six months in 2021. This increase was completely offset by the recognition of $18.9 million of net negative tail revenue adjustments in 2022 as a result of lower than expected renewals and refined renewal estimates on policies approved in prior periods. The negative tail revenue adjustment offset commissions and fees revenue of $66.3 million recognized for the lifetime value of commissions for policies approved during 2022. In comparison, a negative tail adjustment of $4.9 million was recognized during 2021. Also contributing to the year-over-year change in commissions and fees in 2022 compared to 2021 was lower sales volume during AEP due to our strategic initiative to limit the number of licensed health insurance agents.

Other, net. Marketing development revenue increased during 2022 compared to 2021 primarily due to the timing of the acquisition of e-TeleQuote on July 1, 2021. As a result, 2022 includes a full year of operations compared to only six months in 2021. Partially offsetting the increase in marketing development revenue was lower year-over-year amounts earned during AEP in connection with lower year-over-year AEP sales volumes in 2022 versus 2021.

Contract acquisition costs. Contract acquisition costs increased during 2022 compared to 2021 primarily due to the timing of the acquisition of e-TeleQuote on July 1, 2021. As a result, a full year of operations are included in 2022 compared to only six months in 2021. This increase was partially offset by lower costs in 2022 from reduced sales volumes as well as lower unit contract acquisition costs attributable to a number of factors including revised lead acquisition strategies, improved lead routing, and enhancements in agent training.

Goodwill impairment loss. Goodwill impairment loss reflects the non-cash goodwill impairment charge, which represents the excess of the Senior Health reporting unit’s carrying value over its estimated fair value.

Other operating expenses. Other operating expenses increased during 2022 compared to 2021 primarily due to the timing of the acquisition of e-TeleQuote on July 1, 2021. As a result, 2022 includes a full year of operations compared to only six months in 2021. Other operating expenses includes $11.0 million and $5.8 million of amortization expense for acquired intangible assets and internally developed software for 2022 and 2021, respectively.

Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year ended December 31,			2022 vs. 2021 change		2021 vs. 2020 change(1)
	2022	2021	2020(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$21,032	$22,320	$23,566	$(1,288)	(6)%	$(1,246)	(5)%
Ceded premiums	(6,450)	(6,666)	(6,844)	(216)	(3)%	(178)	(3)%
Net Premiums	14,582	15,654	16,722	(1,072)	(7)%	(1,068)	(6)%
Commissions and fees	46,434	62,160	43,675	(15,726)	(25)%	18,485	42%
Allocated investment income net of investment expenses	105,827	106,309	114,257	(482)	*	(7,948)	(7)%
Interest expense on surplus note	(63,922)	(62,207)	(57,473)	1,715	3%	4,734	8%
Allocated net investment income	41,905	44,102	56,784	(2,197)	(5)%	(12,682)	(22)%
Realized investment gains (losses)	1,444	4,665	1,359	(3,221)	*	3,306	*
Other investment gains (losses)	(2,439)	1,207	(6,355)	(3,646)	*	7,562	*
Investment gains (losses)	(995)	5,872	(4,996)	(6,867)	*	10,868	*
Other, net	4,967	3,971	3,719	996	25%	252	7%
Total revenues	106,893	131,759	115,904	(24,866)	(19)%	15,855	14%
Benefits and expenses:
Benefits and claims	16,219	18,856	21,621	(2,637)	(14)%	(2,765)	(13)%
Amortization of DAC	1,077	1,060	1,058	17	2%	2	*
Insurance expenses	4,609	5,343	5,646	(734)	(14)%	(303)	(5)%
Insurance commissions	1,092	1,171	1,358	(79)	(7)%	(187)	(14)%
Sales commissions	21,215	28,748	20,916	(7,533)	(26)%	7,832	37%
Interest expense	27,237	30,618	28,839	(3,381)	(11)%	1,779	6%
Loss on extinguishment of debt	-	8,927	-	(8,927)	*	8,927	*
Other operating expenses	130,892	130,019	104,931	873	*	25,088	24%
Total benefits and expenses	202,341	224,742	184,369	(22,401)	(10)%	40,373	22%
Loss before income taxes	$(95,448)	$(92,983)	$(68,465)	$2,465	3%	$24,518	36%

(1)
Refer the 2021 MD&A for discussions of 2020 items and comparisons between 2021 and 2020 financial results.

* Less than 1% or not meaningful

Total revenues. Total revenues decreased in 2022 from 2021 primarily due to lower commissions and fees from our mortgage distribution business as a result of rising interest rates. Also contributing to the decrease is investment losses, which are discussed in the Primerica, Inc. and Subsidiaries Results section above, and a decrease in net investment income as more net investment income was allocated to the Term Life Insurance segment, which is discussed in the Term Life Insurance Segment Results section above.

Total Benefits and Expenses. Total benefits and expenses decreased in 2022 from 2021 due to lower sales commissions from our mortgage distribution business and lower benefits and claims experienced on closed blocks of non-term life insurance business underwritten by NBLIC. In addition, other operating expenses in 2021 were higher due to transaction related expenses incurred in connection with e-TeleQuote, the loss on extinguishment of debt as a result of the accelerated repayment of senior notes scheduled to mature in 2022 and higher interest expense. Interest expense in 2021 was higher than 2022 as a result of borrowings on the Revolving Credit Facility to fund the e-TeleQuote acquisition and an overlap of interest obligations due to the issuance of the Senior Notes in November 2021 before the early extinguishment of our previous senior notes.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of December 31, 2022, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates or credit spreads could result in significant losses in the value of our invested asset portfolio. For example, the significant increase in interest rates during 2022 resulted in the invested asset portfolio having an unrealized loss of $305.9 million as of December 31, 2022 compared to an unrealized gain of $81.2 million as of December 31, 2021. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments as we have the ability to hold these investments until maturity or a market price recovery and we have no present intention to dispose of them.

Details on asset mix (excluding our held-to-maturity security) were as follows:

	December 31, 2022		December 31, 2021
	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost
U.S. government and agencies	1%	1%	1%	1%
Foreign government	5%	5%	5%	5%
States and political subdivisions	4%	4%	5%	5%
Corporates	48%	49%	53%	52%
Mortgage- and asset-backed securities	22%	23%	20%	20%
Short-term investments	2%	2%	2%	3%
Equity securities	1%	1%	1%	1%
Trading securities	1%	1%	1%	1%
Cash and cash equivalents	16%	14%	12%	12%
Total	100%	100%	100%	100%

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The proportion of the invested asset portfolio invested in corporate bonds decreased and the proportion invested in mortgage- and asset-backed securities increased from 2021 to 2022 as a result of our view of the relative value between those asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2022	December 31, 2021
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.7 years	4.8 years
Average book yield of our fixed-maturity portfolio	3.44%	3.12%

The increase in the average book yield of our fixed-maturity portfolio as of December 31, 2022 reflects the rise in market interest rates in 2022.

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	December 31, 2022		December 31, 2021
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$606,982	22%	$495,055	19%
AA	321,450	11%	312,418	12%
A	688,936	25%	644,775	24%
BBB	1,120,096	40%	1,079,123	41%
Below investment grade	67,450	2%	93,294	4%
Not rated	199	*	21,078	*
Total	$2,805,113	100%	$2,645,743	100%

(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2022
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$20,709	$22,122	$(1,413)	AAA
Province of Quebec Canada	16,052	16,658	(606)	A+
Province of Ontario Canada	14,139	14,708	(569)	AA
Ontario Teachers' Pension Plan	12,538	14,327	(1,789)	AA+
Province of Alberta Canada	11,727	12,819	(1,092)	BBB+
Morgan Stanley	11,304	11,782	(478)	BBB+
Manulife Financial Corp	10,603	11,592	(989)	A
TC Energy Corp	10,240	11,656	(1,416)	BBB+
ConocoPhillips	9,249	10,697	(1,448)	A
Province of Saskatchewan Canada	9,247	9,634	(387)	AA
Total – ten largest holdings	$125,808	$135,995	$(10,187)
Total – fixed-maturity securities	$2,499,154	$2,805,113
Percent of total fixed-maturity securities	5%	5%

(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 4 (Investments) and Note 5 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2022	2021	$	%
	(Dollars in thousands)
Assets:
Reinsurance recoverables	$4,015,909	$4,268,419	$(252,510)	(6)%
Deferred policy acquisition costs, net	3,081,886	2,943,782	138,104	5%
Liabilities:
Future policy benefits	$7,390,800	$7,138,649	$252,151	4%

Reinsurance recoverables. Reinsurance recoverables reflects future policy benefit reserves and claim reserves ceded to reinsurers, including the IPO coinsurers. Reinsurance recoverables as of December 31, 2022 decreased compared with December 31, 2021 primarily due to lower pending COVID-19 claims ceded to reinsurers, the translation impact on Canadian reinsurance recoverables due to the strengthening U.S. dollar, and the continued runoff of the IPO book of business.

Deferred policy acquisition costs, net. The increase in DAC was primarily a result of the cumulative impact of incremental commissions and expenses deferred as a result of new business in 2022 not subject to the IPO coinsurance agreements, partially offset by higher year-over-year amortization due to the decline in term life insurance persistency.

Future policy benefits. The increase in future policy benefits was a result of continued growth in our in-force book of business, partially offset by releases in reserves due to weaker year-over-year persistency.

For additional information, see the notes to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. During 2022, our life insurance underwriting companies declared and paid ordinary dividends of $277.9 million to the Parent Company. See Note 15 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information on insurance subsidiary dividends and statutory restrictions. In addition, in 2022 our non-life insurance subsidiaries declared and paid dividends of $173.0 million to the Parent Company. At December 31, 2022, the Parent Company had cash and invested assets of $306.9 million.

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

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-Tele-Quote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, in periods of growth, net cash flows at e-TeleQuote are expected to be negative, which may require the Parent Company to provide working capital to e-TeleQuote. During the year ended December 31 2022, as a result of the Company’s efforts to scale back e-TeleQuote's growth in favor of developing more efficient lead procurement and limiting the number of licensed health insurance agents, the Parent Company did not provide funding to e-TeleQuote as cash tax benefits from net operating losses were sufficient to cover operating needs.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2022	2021	2020(1)
	(In thousands)
Net cash provided by (used in) operating activities	$757,665	$656,956	$643,417
Net cash provided by (used in) investing activities	(200,048)	(923,383)	(53,529)
Net cash provided by (used in) financing activities	(457,850)	107,974	(301,790)
Effect of foreign exchange rate changes on cash	(3,028)	3,385	2,595
Change in cash and cash equivalents	$96,739	$(155,068)	$290,693

(1)
Refer to the 2021 MD&A for discussions of 2020 items and comparisons between 2021 and 2020 financial results.

Operating Activities. Cash provided by operating activities increased in 2022 from 2021. Although net income decreased slightly during 2022, cash generated from operating activities increased as it excludes non-cash charges such as amortization of deferred policy acquisition costs, goodwill impairments and renewal commissions tail adjustments. Also contributing to the year-over-year increase in cash provided by operating activities were lower cash outlays for deferred acquisition costs due to lower term life policy sales.

Investing Activities. Cash used in investing activities decreased in 2022 from 2021 primarily due to funding the acquisition of e-TeleQuote on July 1, 2021. Also contributing to the decrease were lower purchases of securities in the invested assets portfolio. In 2021, purchases of securities were higher as the Company deployed the net cash received from the issuance of the Senior Notes.

Financing Activities. Financing activities was a use of cash during 2022 compared to a source of cash during 2021. This movement is primarily due to cash used to fund share repurchases during 2022. By comparison, the Company paused share repurchases during 2021 to accumulate cash to fund the acquisition of e-TeleQuote. In addition, during 2021 cash provided by financing activities included cash received from the issuance of the Senior Notes partially offset by the early extinguishment of our previous senior notes that were scheduled to mature in 2022.

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

As of December 31, 2022, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for five categories of risk: asset default risk; mortality/morbidity/lapse risks; changes in interest rate environment risk; segregated funds risk; and foreign exchange risk. As of December 31, 2022, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as determined by OSFI.

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

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a single prescriptive reserving formula. Primerica Life adopted PBR as of January 1, 2018 and NBLIC adopted the New York amended version of PBR effective January 1, 2021. PBR significantly reduced the redundant statutory policy benefit reserve requirements while still ensuring adequate liabilities are held. The regulation only applies for business issued after the effective date. See Note 4 (Investments), Note 10

(Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on these redundant reserve financing transactions.

Notes Payable – Long term. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.550% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes at December 31, 2022. No events of default occurred on the Senior Notes during the year ended December 31, 2022.

Notes Payable – Short term. On July 1, 2021, as part of the acquisition of e-TeleQuote, Primerica Health, Inc. (“Primerica Health”) issued a $15.0 million majority shareholder note due July 1, 2022. This note was retired during the year ended December 31, 2022.

Financial Ratings. As of December 31, 2022, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior Notes rating
Moody's	Baa1, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of December 31, 2022, Primerica Life’s financial strength ratings were as follows:

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of December 31, 2022.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the London Interbank Offered Rate (“LIBOR”) or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2022, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility in 2022.

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

Policy Claims. Policy claims, which is presented in the consolidated balance sheets and Note 9 (Policy Claims and Other Benefits Payable) to our consolidated financial statements included elsewhere in this report, represents claims and benefits that have been incurred but not paid to policyholders and are assumed to be due within a year.

Other Policyholder Funds. Other policyholders’ funds, which is presented in the consolidated balance sheet, primarily represent claim payments left on deposit with us that are payable on demand.

Notes Payable and Interest Obligations. We have debt obligations for the principal balance of our Senior Notes, which is presented in the consolidated balance sheets and described further in Note 10 (Debt) to our consolidated financial statements included elsewhere in the report. We also maintain interest obligations for interest on our Senior Notes, the commitment fee on our Revolving Credit Facility, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on the LLC Note and a finance charge incurred pursuant to one of our IPO coinsurance agreements as of December 31, 2022. We did not expect the principal or interest on the Surplus Note will result in any cash requirements as the payments due for these items are contractually offset by the principal and interest on the LLC Note as long as we hold the LLC Note. The Company asserts its positive intent and ability to hold the LLC Note until maturity.

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

Interest Rate Risk. The fair value of the fixed-maturity securities (excluding the held-to-maturity security) in our invested asset portfolio as of December 31, 2022 and 2021 was $2.5 billion and $2.7 billion, respectively. One of the primary market risks for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-maturity securities portfolios to decline by $105.1 million, or 4%, based on our actual securities positions as of December 31, 2022. For comparative purposes, the same increase in rates would have caused the fair value of our fixed-maturity securities portfolios to decline by $119.6 million, or 4%, based on our actual securities positions as of December 31, 2021.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities, and accumulated comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar would have the opposite effect. Generally, our Canadian dollar-denominated assets are held in support of our Canadian dollar-denominated liabilities. For the year ended December 31, 2022, 13% of our revenues from operations, excluding realized investment gains, and 20% of income before income taxes were generated by our Canadian operations. For the year ended December 31, 2021, 15% of our revenues from operations, excluding realized investment gains, and 19% of income before income taxes were generated by our Canadian operations.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2022. Net exposure was measured assuming a 10% decrease in the value of the Canadian dollar relative to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the year ended December 31, 2022 by $9.9 million.

Our investment in the net assets of our Canadian operations is also subject to Canadian currency risk. If we were to assume a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar, the translated value of our net investment in our Canadian subsidiaries in U.S. dollars would decrease by $29.0 million based on net assets as of December 31, 2022. For comparative purposes, a similar decrease in Canadian currency exchange rates compared to the U.S. dollar would have caused the translated value of our net investment in our Canadian subsidiaries in U.S. dollars to decline by $27.3 million based on net assets as of December 31, 2021. Historically, we have not hedged this exposure, although we may elect to do so in future periods. The impact of translating the balance of net assets of our Canadian operations is recorded in our consolidated balance sheets within the accumulated other comprehensive income component of stockholders’ equity.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I, II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimate of the future policy benefits for term life insurance contracts

As described in Note 1 to the consolidated financial statements, the Company estimates future policy benefits for term life insurance contracts using assumptions, such as mortality - the likelihood of death, persistency how long an insurance contract remains active, and disability rates - the period of time a policyholder remains disabled. These assumptions are based on historical experience modified, as necessary, to reflect anticipated trends. These assumptions are not modified during the policy term unless a premium deficiency is identified. The liability for future policy benefits for term life insurance contracts was $7,391 million as of December 31, 2022.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for developing the estimate of future policy benefits for term life insurance contracts. This included controls related to the Company’s development, review, and approval of the assumptions used to estimate the future policy benefits at the time of contract issuance. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:

•
comparing the methods the Company used to determine the assumptions used to estimate the future policy benefits to generally accepted actuarial standards
•
evaluating the Company’s assumptions used for term life insurance contracts issued during the year by 1) comparing the assumptions to the Company’s most recent actual term life insurance historical experience studies and the 2022 term life insurance contract pricing assumptions; and 2) assessing modifications for anticipated trends and assessment for the provision for possible adverse deviation
•
assessing the level of disaggregation and granularity of the Company’s term life insurance historical experience studies used in determining the assumptions
•
performing an analysis of the trends in the Company’s future policy benefits based on historical development trends to assess the Company’s ability to develop assumptions
•
developing independent estimates, based on the Company’s data and assumptions, of the future policy benefits for a selection of term life insurance contracts issued during the year and in prior years and comparing to the Company’s estimated future policy benefits.

Fair value of the Senior Health reporting unit

As described in Notes 1 and 21 to the consolidated financial statements, the Company’s goodwill balance was $128 million as of December 31, 2022, which is allocated to the Company’s Senior Health reporting unit. The Company performs an annual assessment of the recoverability of its goodwill on July 1 and also performs an assessment on an interim basis when events or changes in circumstances indicate that the carrying value of the reporting unit may exceed its fair value. The Company estimates the fair value of a reporting unit using a weighting of fair values derived from an income approach and a market approach. The Company performed the annual assessment of the recoverability of its goodwill on July 1, 2022. The estimated fair value of the reporting unit was then compared to its carrying value which resulted in a recognized non-cash impairment charge of $60 million, reducing the carrying value of goodwill in the Senior Health reporting unit.

We identified the evaluation of the fair value of the Company’s Senior Health reporting unit used as part of the annual assessment of the recoverability of the related goodwill as a critical audit matter. Subjective auditor judgment and use of valuation professionals with specialized skills and knowledge were required in assessing the valuation approach, the weighting applied to each approach, and the significant assumptions used to develop the projected cash flows utilized in the fair value determination, including the discount rate. Changes in the valuation approach and significant assumptions could have a significant impact on the estimated fair value of the Company’s Senior Health reporting unit.

The following are the primary procedures we performed to address this critical audit matter (1) evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment process, including internal controls over management’s review of the valuation approach, the weighting applied to each approach, and the significant assumptions described above, and (2) evaluated the significant assumptions used in the projected cash flows by comparing the cash flows to recent results and internal and external communications made by the Company. We also involved valuation professionals with specialized skills and knowledge who assisted in (1) assessing the valuation approach, including the weighting applied to each approach, and (2) evaluating the discount rate by testing management’s process for developing the fair value of the Company’s Senior Health reporting unit.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Atlanta, Georgia

February 28, 2023

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,801,415 in 2022 and $2,621,388 in 2021)	$2,495,456	$2,702,567
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,340,265 in 2022 and $1,551,113 in 2021)	1,444,920	1,379,100
Short-term investments available-for-sale, at fair value (amortized cost: $69,393 in 2022 and $85,246 in 2021)	69,406	85,243
Equity securities, at fair value (historical cost: $29,430 in 2022 and $34,255 in 2021)	35,404	42,551
Trading securities, at fair value (cost: $4,229 in 2022 and $24,769 in 2021)	3,698	24,355
Policy loans and other invested assets	48,713	30,612
Total investments	4,097,597	4,264,428
Cash and cash equivalents	489,240	392,501
Accrued investment income	20,885	18,702
Reinsurance recoverables	4,015,909	4,268,419
Deferred policy acquisition costs, net	3,081,886	2,943,782
Renewal commissions receivable	200,043	231,751
Agent balances, due premiums and other receivables	254,276	257,675
Goodwill	127,707	179,154
Intangible assets, net	185,525	195,825
Deferred income taxes	101,333	81,799
Operating lease right-of-use assets	40,500	47,942
Other assets	428,259	441,253
Separate account assets	2,305,717	2,799,992
Total assets	$15,348,877	$16,123,223

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	7,390,800	7,138,649
Unearned and advance premiums	15,422	16,437
Policy claims and other benefits payable	538,250	585,382
Other policyholders’ funds	483,769	501,823
Notes payable - Short term	-	15,000
Notes payable - Long term	592,905	592,102
Surplus note	1,444,469	1,378,585
Income tax payable	36,876	15,311
Deferred income taxes	91,457	226,000
Operating lease liabilities	45,995	53,920
Other liabilities	580,780	615,710
Payable under securities lending	100,938	94,529
Separate account liabilities	2,305,717	2,799,992
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	13,627,378	14,033,440

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	-	7,271
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 in 2022 and 2021; issued and outstanding 36,824 shares in 2022 and 39,368 shares in 2021)	368	394
Paid-in capital	-	5,224
Retained earnings	1,973,403	2,004,506
Accumulated other comprehensive income (loss), net of income tax:
Unrealized foreign currency translation gains (losses)	(11,404)	8,611
Net unrealized investment gains (losses) on available-for-sale securities	(240,868)	63,777
Total permanent stockholders’ equity	1,721,499	2,082,512
Total liabilities and temporary and permanent stockholders’ equity	$15,348,877	$16,123,223

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
	2022	2021	2020
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$3,230,120	$3,122,148	$2,907,149
Ceded premiums	(1,629,892)	(1,616,264)	(1,580,766)
Net premiums	1,600,228	1,505,884	1,326,383
Commissions and fees	944,676	1,042,813	751,271
Investment income net of investment expenses	156,987	142,795	141,287
Interest expense on surplus note	(63,922)	(62,207)	(57,473)
Net investment income	93,065	80,588	83,814
Realized investment gains (losses)	1,444	4,665	1,359
Other investment gains (losses)	(2,439)	1,207	(6,355)
Investment gains (losses)	(995)	5,872	(4,996)
Other, net	83,159	74,575	61,069
Total revenues	2,720,133	2,709,732	2,217,541

Benefits and expenses:
Benefits and claims	665,749	722,753	615,569
Amortization of deferred policy acquisition costs	356,143	251,179	224,321
Sales commissions	462,764	522,308	376,636
Insurance expenses	235,405	202,605	188,117
Insurance commissions	30,261	34,532	32,134
Contract acquisition costs	68,431	52,788	-
Interest expense	27,237	30,618	28,839
Goodwill impairment loss	60,000	76,000	-
Loss on extinguishment of debt	-	8,927	-
Other operating expenses	320,394	296,851	245,195
Total benefits and expenses	2,226,384	2,198,561	1,710,811
Income before income taxes	493,749	511,171	506,730
Income taxes	125,775	139,191	120,566
Net income (loss)	367,974	371,980	386,164
Net income (loss) attributable to noncontrolling interests	(5,038)	(1,377)	-
Net income (loss) attributable to Primerica, Inc.	$373,012	$373,357	$386,164

Earnings per share attributable to common stockholders:
Basic earnings per share	$9.77	$9.41	$9.60
Diluted earnings per share	$9.74	$9.38	$9.57

Weighted-average shares used in computing earnings per share:
Basic	37,997	39,530	40,065
Diluted	38,106	39,652	40,185

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$367,974	$371,980	$386,164
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on investment securities	(385,735)	(78,348)	78,533
Reclassification adjustment for realized investment (gains) losses included in net income	(1,387)	(3,849)	2,614
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(20,015)	7,033	7,343
Total other comprehensive income (loss) before income taxes	(407,137)	(75,164)	88,490
Income tax expense (benefit) related to items of other comprehensive income (loss)	(82,477)	(17,846)	17,582
Other comprehensive income (loss), net of income taxes	(324,660)	(57,318)	70,908
Total comprehensive income	43,314	314,662	457,072
Net income (loss) attributable to noncontrolling interests	(5,038)	(1,377)	-
Comprehensive income attributable to Primerica, Inc.	$48,352	$316,039	$457,072

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$394	$393	$412
Repurchases of common stock	(28)	(1)	(22)
Net issuance of common stock	2	2	3
Balance, end of period	368	394	393

Paid-in capital:
Balance, beginning of period	5,224	-	-
Share-based compensation	33,624	31,043	29,079
Net issuance of common stock	(2)	(2)	(3)
Repurchases of common stock	(41,079)	(25,817)	(29,076)
Redemption of noncontrolling interest in consolidated entities	2,233	-	-
Balance, end of period	-	5,224	-

Retained earnings:
Balance, beginning of period	2,004,506	1,705,786	1,593,281
Cumulative effect from the adoption of new accounting standards, net	-	-	(1,240)
Net income	373,012	373,357	386,164
Dividends	(83,783)	(74,637)	(64,346)
Repurchases of common stock	(320,332)	-	(208,073)
Balance, end of period	1,973,403	2,004,506	1,705,786

Accumulated other comprehensive income (loss):
Balance, beginning of period	72,388	129,706	58,798
Change in foreign currency translation adjustment, net of income tax expense (benefit)	(20,015)	7,033	7,343
Change in net unrealized investment gains (losses) during the period, net of income taxes:	(304,645)	(64,351)	63,565
Balance, end of period	(252,272)	72,388	129,706
Total permanent stockholders’ equity	$1,721,499	$2,082,512	$1,835,885

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$7,271	$-	$-
Acquisition of noncontrolling interest	-	8,438	-
Net income (loss) attributable to noncontrolling interests	(5,038)	(1,377)	-
Changes in noncontrolling interests in consolidated entities, net	-	210	-
Redemption of noncontrolling interest in consolidated entities	(2,233)	-	-
Balance, end of period	$-	$7,271	$-

Dividends declared per share	$2.20	$1.88	$1.60

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$367,974	$371,980	$386,164
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	225,896	462,733	574,060
Deferral of policy acquisition costs	(503,336)	(552,192)	(512,634)
Amortization of deferred policy acquisition costs	356,143	251,179	224,321
Deferred tax provision	(79,980)	(25,593)	266
Change in income taxes	26,414	1,426	(5,008)
Investment (gains) losses	995	(5,872)	4,996
Accretion and amortization of investments	3,329	5,118	751
Depreciation and amortization	34,174	29,836	17,697
Change in reinsurance recoverables	231,902	8,312	(100,185)
Change in agent balances, due premiums and other receivables	(475)	6,046	(32,348)
Change in renewal commissions receivable	19,845	(23,459)	(3,144)
Trading securities sold, matured, or called (acquired), net	19,962	(8,817)	26,694
Share-based compensation	22,361	16,842	19,027
Goodwill impairment loss	60,000	76,000	-
Loss on extinguishment of debt	-	8,927	-
Change in other operating assets and liabilities, net	(27,539)	34,490	42,760
Net cash provided by (used in) operating activities	757,665	656,956	643,417

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	23,628	131,953	67,760
Fixed-maturity securities — matured or called	359,717	454,135	429,147
Short-term investments — sold	28,251	50,065	-
Short-term investments — matured or called	85,302	40,000	-
Equity securities — sold	16	718	2,581
Equity securities — matured or called	3,063	-	-
Available-for-sale investments acquired:
Fixed-maturity securities	(580,485)	(901,591)	(522,123)
Short-term investments	(97,415)	(176,125)	-
Equity securities — acquired	(187)	(3,391)	(3,272)
Purchases of property and equipment and other investing activities, net	(25,805)	(24,688)	(27,622)
Cash collateral received (returned) on loaned securities, net	6,409	22,375	43,431
Sales (purchases) of short-term investments using securities lending collateral, net	(6,409)	(22,375)	(43,431)
Purchase of business, net of cash acquired	3,867	(494,459)	-
Net cash provided by (used in) investing activities	(200,048)	(923,383)	(53,529)

Cash flows from financing activities:
Dividends paid	(83,783)	(74,636)	(64,346)
Common stock repurchased	(356,306)	(18,751)	(231,431)
Proceeds from revolving credit facility	-	125,000	-
Repayment of revolving credit facility	-	(125,000)	-
Proceeds from issuance of debt	-	597,300	-
Debt issuance costs	-	(5,332)	-
Repayment of debt	-	(383,691)	-
Payment on note issued to seller of business	(12,364)	-	-
Tax withholdings on share-based compensation	(5,135)	(6,652)	(5,739)
Finance leases	(262)	(264)	(274)
Net cash provided by (used in) financing activities	(457,850)	107,974	(301,790)
Effect of foreign exchange rate changes on cash	(3,028)	3,385	2,595
Change in cash and cash equivalents	96,739	(155,068)	290,693
Cash and cash equivalents, beginning of period	392,501	547,569	256,876
Cash and cash equivalents, end of period	$489,240	$392,501	$547,569

Supplemental disclosures of cash flow information:
Income taxes paid	$178,218	$154,812	$123,305
Interest paid	27,060	33,905	27,853
Non-cash activities:
Increases in note issued to seller of business	-	15,000	-

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading provider of financial products to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. (“Primerica Health”) on July 1, 2021 and the remaining 20% of e-TeleQuote on July 1, 2022. e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Refer to Note 20 (Acquisition) for more information regarding the acquisition of e-TeleQuote. Our other primary subsidiaries include the following entities: Primerica Financial Services, LLC (“PFS”), a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd. (“PFSL Investments Canada”); and PFS Investments Inc. (“PFS Investments”), an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company (“NBLIC”), a New York insurance company. Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

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

All reinsurance contracts in effect for the three-year period ended December 31, 2022 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

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

Goodwill. Goodwill represents the excess of the purchase price over the estimated acquired values of identifiable assets and liabilities acquired in a business combination at the acquisition date. In accordance with U.S. GAAP, goodwill is not amortized. The Company tests goodwill for impairment annually on July 1 and whenever events occur or circumstances change that would indicate the carrying value of goodwill more likely than not exceeds its fair value. All of the Company’s goodwill was obtained from the e-TeleQuote acquisition and the e-TeleQuote business has been designated as a separate operating segment called Senior Health. Therefore, goodwill has been allocated solely to the Senior Health segment and is evaluated for impairment at the Senior Health segment level, which is also defined as the reporting unit. For additional information on the results of the annual goodwill impairment test, see Note 21 (Goodwill) to our consolidated financial statements included elsewhere in this report.

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

The components of intangible assets were as follows:

	December 31,
	2022			2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Indefinite-lived intangible asset	$45,275	n/a	$45,275	$45,275	n/a	$45,275
Amortizing intangible assets	156,000	(15,750)	140,250	156,000	(5,450)	150,550
Total intangible assets	$201,275	$(15,750)	$185,525	$201,275	$(5,450)	$195,825

We have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with the sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of October 1, 2022 and determined that no impairment had occurred. There have been no subsequent events requiring further analysis.

Intangible assets acquired from the acquisition of e-TeleQuote consist primarily of relationships with health insurance carriers, who are our customers, and are amortized over their estimated useful lives. The Company uses an estimated useful life of 15 years as our relationships with health insurance carriers are not expected to turn over rapidly because these relationships are in-depth, non-exclusive, and pay-for-performance. Intangible asset amortization expense was $10.3 million and $5.5 million in 2022 and 2021, respectively. Amortization expense is expected to be approximately $10.5 million annually for the next five years. Intangible assets subject to amortization are evaluated for impairment in the event factors indicate that the net carrying value may not be recoverable or the asset will not be used throughout its estimated useful life. No events have occurred, and no factors exist as of December 31, 2022 that would indicate that the net carrying value of our amortizing intangible assets may not be recoverable or will not be used throughout their estimated useful life.

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

Depreciation expense is included in other operating expenses in the accompanying consolidated statements of income. Depreciation expense was $24.1 million, $24.6 million, and $18.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Property and equipment balances were as follows:

	December 31,
	2022	2021
	(In thousands)
Data processing equipment and software	$132,596	$127,151
Leasehold improvements	18,137	18,631
Other, principally furniture and equipment	35,592	36,460
	186,325	182,242
Accumulated depreciation	(133,668)	(115,220)
Net property and equipment	$52,657	$67,022

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

Policyholder Liabilities. Future policy benefits are accrued over the current and renewal periods of the contracts. Liabilities for future policy benefits on traditional life insurance products are reserves established for death claims and waiver of premium benefits and have been computed using a net level method, using assumptions as to interest rates, mortality, persistency, disability rates and other assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The underlying mortality tables are the Society of Actuaries (“SOA”) 65-70, SOA 75-80, SOA 85-90, and the 91 Bragg, modified to reflect various underwriting classifications and assumptions. Interest rate reserve assumptions ranged from 2.5% to 7.0% at December 31, 2022 and ranged from 2.5% to 7.0% at December 31, 2021. For policies issued in 2010 and after, we have been using an increasing interest rate assumption to reflect the historically low interest rate environment. The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.

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

Noncontrolling Interest. In connection with the Company’s acquisition of e-TeleQuote, the Company entered into a shareholders’ agreement with the noncontrolling equity holders of Primerica Health (the “Shareholders’ Agreement”). Under the terms of the Shareholders’ Agreement, the Company agreed to purchase, and the noncontrolling equity holders agreed to sell, the remaining 20% stake over a period of up to four years through a series of call and put rights. The Shareholders’ Agreement provided for the purchase of the noncontrolling equity holders’ equity interests in Primerica Health at a contractually defined formulaic purchase price (the “Formulaic Price”), which was based on a discounted calculation of selected peer company equity value multiples times the trailing twelve months of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) reduced by the balance of intercompany debt owed by e-TeleQuote to the Parent Company. The noncontrolling equity holders’ interests in Primerica Health was recognized as redeemable noncontrolling interests (“Redeemable NCI”) in the temporary stockholders’ equity section of the consolidated balance sheets. Effective July 1, 2022, the Company executed its call option to acquire the remaining 20% of Primerica Health. The Formulaic Price calculation resulted in a purchase price of zero. As such, no further consideration was required to obtain the outstanding 20% stake in Primerica Health and the noncontrolling interest in the Company's consolidated financial statements was redeemed.

Prior to redemption, the Company adjusted the Redeemable NCI for net income (loss) attributable to the noncontrolling interests in Primerica Health. Upon redemption, the Redeemable NCI in the temporary stockholders' equity section of the consolidated balance sheets was eliminated through an adjustment to additional paid in capital as no further consideration was required.

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

Commissions and Fees – Senior Health. As a result of the acquisition of e-TeleQuote, the Company distributes Medicare-related insurance policies offered by third-party health insurance carriers to eligible Medicare participants. e-TeleQuote receives initial commissions from health insurance carriers, who are considered its customers, for enrollments in policies it has distributed as well as ongoing renewal commissions that coincide with the period an eligible Medicare participant remains enrolled in a policy after the first policy effective date (collectively, “Lifetime value of commissions” or “LTV”). Revenue is recognized at the point in time e-TeleQuote’s single performance obligation to health insurance carriers is satisfied, which is generally on the date the policy application is approved by the health insurance carrier. The expected commissions represent variable consideration that will not be resolved until after the performance obligation has been satisfied. The Company estimates variable consideration in the transaction price for policies it has distributed as the expected amount of initial and renewal commissions to be received over the life of the enrolled policy. Variable consideration is estimated by using a portfolio approach to policies grouped together by health insurance carrier, Medicare product type, and policy effective date (referred to as a “cohort”). This approach to estimating the initial and renewal commissions expected to be collected involves the evaluation of various factors, including but not limited to, contracted commission rates, disenrollment experience and renewal persistency rates. Upon development of the estimate of expected renewal commissions using the portfolio approach, management applies a constraint so that it is probable that a subsequent change in estimate will not result in a significant revenue reversal. Management judgment is required to determine the inputs to these estimates and the inputs are established primarily based on historical activity. There could be situations where new facts or circumstances, that were not available at the time of the initial estimate, may indicate that the expected renewal commissions are higher or lower than our renewal commissions receivable. In those situations, the expected renewal commissions receivable will be written down or up to its revised expected value by adjustments to revenue, which we refer to as tail revenue adjustments. Refer to Note 18 (Revenue from Contracts with Customers) for detail related to commissions and fees revenues recognized by e-TeleQuote.

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

Future Application of Accounting Standards. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12” or “LDTI”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, including term life insurance. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring future policy benefits and DAC, including mortality, disability, and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also changes how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The guidance in ASU 2018-12 will be applied to the earliest period presented in the consolidated financial statements beginning on the effective date of January 1, 2023. The adoption of ASU 2018-12 will have an impact on our consolidated financial statements and related disclosures and will require changes to certain of our processes, systems, and controls. We will continue to evaluate the impact the adoption will have on our business until we issue our condensed consolidated financial statements as of and for the three months ending March 31, 2023. We continue to work on model refinement and model governance, finalizing actuarial assumptions and documenting our control process.

Below is a list of topics relevant to the adoption of ASU 2018-12 and the expected impact on the Company.

Topic	Description	Planned Approach
Transition Approach	LDTI guidance can be applied using either: • the retrospective method, which applies the provisions of the standard from the original policy inception; or

The Company will elect to adopt the standard using the modified retrospective method for both future policy benefits reserves and amortization of DAC. The Company will adopt the standard effective January 1, 2023, which corresponds with the issuance of our condensed consolidated

•
the modified retrospective method, which applies the provisions of the standard by pivoting off the historical December 31, 2020 future policy benefits reserve (“Pre-transition Reserve”) and DAC balances just prior to January 1, 2021 (the “Transition Date”).

financial statements for the three months ended March 31, 2023.
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

The Company will define the Term Life Insurance segment cohorts based on the legal entity that issued the policy and the year the policy was issued.

The Company expects the impact to retained earnings as of the Transition Date of capping the Net Premium Ratio at 100% to be less than $50.0 million. The identified impact from capping the Net Premium Ratio at 100% is primarily attributable to a limited amount of older policy year cohorts.

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

Given how low market observable rates were at the Transition Date, we expect that the amount recorded in AOCI as of the Transition Date will reduce our AOCI and equity balances by approximately $1.2 billion to $1.5 billion, net of income tax.

As of December 31, 2022, market observable rates have increased relative to the Transition Date, which will significantly reduce the AOCI impact in equity on our current balance sheet. If we were to apply market observable rates as of December 31, 2022 to the FPBR as of the Transition Date, the impact on AOCI would be between a $150 million increase and a $150 million decrease on an after-tax basis.

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

(2) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(20,015)	$7,033	$7,343
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(20,015)	$7,033	$7,343
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(385,735)	$(78,348)	$78,533
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(82,185)	(17,038)	17,033
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(303,550)	(61,310)	61,500

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(1,387)	(3,849)	2,614
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(292)	(808)	549
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(1,095)	(3,041)	2,065
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(304,645)	$(64,351)	$63,565

(3) Segment and Geographical Information

Segments. We have three primary operating segments — Term Life Insurance, Investment and Savings Products and (as of July 1, 2021) Senior Health. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes retail and managed mutual funds and annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an individual annuity savings product that we underwrite in Canada through Primerica Life Canada. In the United States, we distribute mutual fund and annuity products of several third-party companies. We also earn fees for transfer agent recordkeeping functions and non-bank custodial services that we provide for certain mutual funds products we distribute. In Canada, we primarily offer a suite of mutual fund products, for which we serve as the principal distributor, managed by two well-known mutual fund companies. The Senior Health segment consists of the distribution of Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through e-TeleQuote’s licensed health insurance agents.

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

Notable information included in profit or loss by segment was as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Revenues:
Term life insurance segment	$1,687,126	$1,575,686	$1,382,770
Investment and savings products segment	863,432	941,847	718,867
Senior health segment	62,682	60,440	N/A
Corporate and other distributed products segment	106,893	131,759	115,904
Total revenues	$2,720,133	$2,709,732	$2,217,541

Net investment income:
Term life insurance segment	$51,160	$36,486	$27,030
Investment and savings products segment	-	-	-
Senior health segment	-	-	N/A
Corporate and other distributed products segment	41,905	44,102	56,784
Total net investment income	$93,065	$80,588	$83,814

Amortization of DAC:
Term life insurance segment	$342,925	$241,451	$216,208
Investment and savings products segment	12,141	8,668	7,055
Senior health segment	-	-	N/A
Corporate and other distributed products segment	1,077	1,060	1,058
Total amortization of DAC	$356,143	$251,179	$224,321

Non-cash share-based compensation expense:
Term life insurance segment	$4,133	$4,153	$3,612
Investment and savings products segment	3,212	3,206	3,045
Senior health segment	210	-	N/A
Corporate and other distributed products segment	14,806	9,483	12,370
Total non-cash share-based compensation expense	$22,361	$16,842	$19,027

Income (loss) before income taxes:
Term life insurance segment	$448,540	$414,619	$372,551
Investment and savings products segment	239,330	274,585	202,644
Senior health segment	(98,673)	(85,050)	N/A
Corporate and other distributed products segment	(95,448)	(92,983)	(68,465)
Total income before income taxes	$493,749	$511,171	$506,730

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance, Investment and Savings Products, and Senior Health segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment using methods expected to reasonably measure the benefit received by each reporting segment. Such methods include time studies, recorded usage, revenue distribution, and sales force representative distribution. These allocated items include fees charged for access to Primerica Online (“POL”) and costs incurred for technology, sales force support, occupancy and other general and administrative costs. Costs that are not directly charged or allocated to our three primary operating segments are included in the Corporate and Other Distributed Products segment.

Total assets by segment were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Assets:
Term life insurance segment	$7,175,746	$7,274,820	$6,985,086
Investment and savings products segment (1)	2,415,041	2,920,271	2,769,445
Senior health segment	431,993	$528,974	N/A
Corporate and other distributed products segment	5,326,097	5,399,158	5,150,754
Total assets	$15,348,877	$16,123,223	$14,905,285

(1)
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $109.3 million, $120.3 million, and $110.0 million as of December 31, 2022, 2021, and 2020, respectively.

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

Geographical Information. Results of operations by country and long-lived assets — primarily tangible assets reported in other assets in our consolidated balance sheets —were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Revenues by country:
United States	$2,355,139	$2,311,051	$1,895,708
Canada	364,994	398,681	321,833
Total revenues	$2,720,133	$2,709,732	$2,217,541

	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Long-lived assets by country:
United States	$49,637	$62,921	$53,281
Canada	2,803	3,871	4,446
Other	217	230	-
Total long-lived assets	$52,657	$67,022	$57,727

(4) Investments

AFS Securities. The period-end cost or amortized cost, gross unrealized gains and losses, and fair value of AFS fixed-maturity securities were as follows:

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$31,217	$18	$(767)	$30,468
Foreign government	163,725	780	(11,590)	152,915
States and political subdivisions	142,189	112	(20,056)	122,245
Corporates	1,665,962	2,439	(171,552)	1,496,849
Residential mortgage-backed securities	473,309	370	(71,949)	401,730
Commercial mortgage-backed securities	139,306	3	(16,342)	122,967
Other asset-backed securities	185,707	108	(17,533)	168,282
Total fixed-maturity securities	$2,801,415	$3,830	$(309,789)	$2,495,456
Short-term investments	69,393	20	(7)	69,406
Total fixed-maturity and short-term investments	$2,870,808	$3,850	$(309,796)	$2,564,862

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$32,292	$187	$(79)	$32,400
Foreign government	147,288	6,283	(595)	152,976
States and political subdivisions	147,455	6,326	(254)	153,527
Corporates	1,649,334	72,418	(8,068)	1,713,684
Residential mortgage-backed securities	373,753	5,108	(3,230)	375,631
Commercial mortgage-backed securities	142,631	3,314	(420)	145,525
Other asset-backed securities	128,635	1,409	(1,220)	128,824
Total fixed-maturity securities	$2,621,388	$95,045	$(13,866)	$2,702,567
Short-term investments	85,246	1	(4)	85,243
Total fixed-maturity and short-term investments	$2,706,634	$95,046	$(13,870)	$2,787,810

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of December 31, 2022 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$165,117	163,831
Due after one year through five years	783,376	740,167
Due after five years through 10 years	763,273	658,194
Due after 10 years	291,327	240,285
	2,003,093	1,802,477
Mortgage- and asset-backed securities	798,322	692,979
Total AFS fixed-maturity securities	$2,801,415	$2,495,456

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The costs and fair values of the fixed-maturity securities classified as trading securities were as follows:

	December 31, 2022		December 31, 2021
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$4,229	$3,698	$24,769	$24,355

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of December 31, 2022, the LLC Note had an estimated unrealized holding loss of $104.7 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 5 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 10 (Debt) for more information on the Surplus Note.

As of December 31, 2022, no credit losses have been recognized on the LLC Note held-to-maturity security.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.1 million and $7.6 million as of December 31, 2022 and 2021, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $100.9 million and $94.5 million as of December 31, 2022 and 2021, respectively.

Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Fixed-maturity securities (available-for-sale)	$90,975	$80,362	$82,805
Fixed-maturity security (held-to-maturity)	63,922	62,207	57,473
Equity securities	1,509	1,632	1,751
Policy loans and other invested assets	1,046	1,019	1,244
Cash, cash equivalent and short-term investments	5,943	456	1,202
Total return on deposit asset underlying 10% coinsurance agreement(1)	(65)	1,875	4,253
Gross investment income	163,330	147,551	148,728
Investment expenses	(6,343)	(4,756)	(7,441)
Investment income net of investment expenses	156,987	142,795	141,287
Interest expense on surplus note	(63,922)	(62,207)	(57,473)
Net investment income	$93,065	$80,588	$83,814

(1)
Includes $(3.8) million, $(2.5) million, and $2.0 million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the years ended December 31, 2022, 2021, and 2020, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale fixed maturity securities	$2,036	$7,060	$2,595
Gross gains from sales of equity securities	-	-	12
Gross losses from sales of available-for-sale fixed maturity securities	(592)	(2,395)	(955)
Gross losses from sales of equity securities	-	-	(293)
Net realized investment gains (losses):	1,444	4,665	1,359
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	(57)	(816)	(4,254)
Market gains (losses) recognized in net income during the period on equity securities	(2,375)	2,362	(2,154)
Gains (losses) from bifurcated options	-	(57)	57
Gains (losses) on trading securities	(7)	(282)	(4)
Other investment gains (losses):	(2,439)	1,207	(6,355)
Investment gains (losses)	$(995)	$5,872	$(4,996)

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Proceeds from sales or other redemptions	$496,898	$676,153	$496,907

Accrued Interest. Accrued interest is recorded in accordance with the original interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for Available-for-sale Fixed-maturity Securities. The following tables summarizes all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2022, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2022
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$4,927	$(204)	$25,209	$(563)
Foreign government	97,094	(4,430)	38,085	(7,160)
States and political subdivisions	71,131	(10,666)	44,324	(9,390)
Corporates	974,931	(69,726)	452,541	(101,826)
Residential mortgage-backed securities	187,158	(22,171)	201,595	(49,778)
Commercial mortgage-backed securities	65,165	(5,069)	56,799	(11,273)
Other asset-backed securities	81,907	(5,807)	72,977	(11,726)
Total fixed-maturity securities	1,482,313	(118,073)	891,530	(191,716)
Short-term investments:
U.S. government and agencies	28,379	(5)	-	-
Foreign government	1,744	(2)	-	-
Total Short Term Bonds	30,123	(7)	-	-
Total fixed-maturity and Short Term securities	$1,512,436	$(118,080)	$891,530	$(191,716)

	December 31, 2021
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$24,928	$(45)	$1,557	$(34)
Foreign government	18,894	(384)	3,335	(211)
States and political subdivisions	15,909	(254)	-	-
Corporates	341,963	(5,035)	59,414	(3,033)
Residential mortgage-backed securities	234,911	(3,131)	2,707	(99)
Commercial mortgage-backed securities	47,220	(419)	117	(1)
Other asset-backed securities	80,509	(1,037)	3,779	(183)
Total fixed-maturity securities	$764,334	$(10,305)	$70,909	$(3,561)
Short-term investments:
U.S. government and agencies	34,967	*	-	-
Foreign government	4,995	*	-	-
States and political subdivisions	11,394	(1)	-	-
Corporates	23,891	(3)	-	-
Total Short Term Bonds	75,247	(4)	-	-
Total fixed-maturity and Short Term securities	$839,581	$(10,309)	$70,909	$(3,561)

* Less than $1 thousand

The amortized cost of AFS securities with a cost basis in excess of their fair values were $2,713.8 million and $924.4 million as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, we did not recognize credit losses in the consolidated statements of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments. For those investments that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them.

For the years ended December 31, 2022, 2021, and 2020, we recorded less than $0.1 million, $0.8 million, and $4.3 million respectively, for credit (gains) losses in the consolidated statements of income on available-for-sales securities. We recognized credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on available-for-sale securities was as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Allowance for credit losses, beginning of period	$816	$-	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	-	821	525
Additional increases (or decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(81)	(5)	(51)
Write-offs charged against the allowance, if any	(735)	-	(474)
Allowance for credit losses, end of period	$-	$816	$-

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of December 31, 2022 and 2021. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$30,468	$-	$30,468
Foreign government	-	152,915	-	152,915
States and political subdivisions	-	122,245	-	122,245
Corporates	3,586	1,493,263	-	1,496,849
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	401,730	-	401,730
Commercial mortgage-backed securities	-	122,967	-	122,967
Other asset-backed securities	-	168,282	-	168,282
Total available-for-sale fixed-maturity securities	3,586	2,491,870	-	2,495,456
Short Term Investments	-	69,406	-	69,406
Total available-for-sale securities	3,586	2,561,276	-	2,564,862
Equity securities	32,727	967	1,710	35,404
Trading securities	-	3,698	-	3,698
Cash and cash equivalents	489,240	-	-	489,240
Separate accounts	-	2,305,717	-	2,305,717
Total fair value assets	$525,553	$4,871,658	$1,710	$5,398,921
Fair value liabilities:
Separate accounts	$-	$2,305,717	$-	$2,305,717
Total fair value liabilities	$-	$2,305,717	$-	$2,305,717

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$32,400	$-	$32,400
Foreign government	-	152,976	-	152,976
States and political subdivisions	-	153,527	-	153,527
Corporates	5,898	1,707,786	-	1,713,684
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	375,604	27	375,631
Commercial mortgage-backed securities	-	145,525	-	145,525
Other asset-backed securities	-	128,824	-	128,824
Total available-for-sale fixed-maturity securities	5,898	2,696,642	27	2,702,567
Short Term Investments	-	85,243	-	85,243
Total available-for-sale securities	5,898	2,781,885	27	2,787,810
Equity securities	37,912	1,070	3,569	42,551
Trading securities	-	24,355	-	24,355
Cash and cash equivalents	351,508	40,993	-	392,501
Separate accounts	-	2,799,992	-	2,799,992
Total fair value assets	$395,318	$5,648,295	$3,596	$6,047,209
Fair value liabilities:
Separate accounts	$-	$2,799,992	$-	$2,799,992
Total fair value liabilities	$-	$2,799,992	$-	$2,799,992

In estimating fair value of our investments, we use a third-party pricing service for approximately all of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating), liquidity and yield based on quality rating, average life and U.S. Treasury yields. All observable data inputs are corroborated by independent third-party data. We also corroborate pricing information provided by our third-party pricing service by performing a review of selected securities. Our review activities include obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and or independently developed pricing methodologies.

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2022	2021
	(In thousands)
Level 3 assets, beginning of period	$3,596	$2,047
Net unrealized gains (losses) included in other comprehensive income	(1)	-
Realized gains (losses) and accretion (amortization) recognized in earnings	(204)	(493)
Purchases	1,661	2,067
Sales	-	-
Settlements	-	(25)
Transfers into Level 3	-	-
Transfers out of Level 3	(3,342)	-
Level 3 assets, end of period	$1,710	$3,596

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the years ended December 31, 2022 and 2021.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2022		December 31, 2021
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,495,456	$2,495,456	$2,702,567	$2,702,567
Fixed-maturity security (held-to-maturity) (3)	1,444,920	1,340,265	1,379,100	1,551,113
Short-term investments (available-for-sale)	69,406	69,406	85,243	85,243
Equity securities	35,404	35,404	42,551	42,551
Trading securities	3,698	3,698	24,355	24,355
Policy loans (3)	35,940	35,940	30,612	30,612
Deposit asset underlying 10% coinsurance agreement (3)	224,371	224,371	231,368	231,368
Separate accounts	2,305,717	2,305,717	2,799,992	2,799,992
Liabilities:
Notes payable - Long term (1) (2)	592,905	491,753	592,102	605,667
Surplus note (1) (3)	1,444,469	1,333,047	1,378,585	1,545,854
Separate accounts	2,305,717	2,305,717	2,799,992	2,799,992

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

Reinsurance recoverables represents ceded policy reserve balances and ceded claim liabilities. The amounts of ceded claim liabilities included in reinsurance recoverables that we paid and which are recoverable from those reinsurers were $7.5 million and $26.0 million as of December 31, 2022 and 2021, respectively. Benefits and claims ceded to reinsurers for 2022, 2021, and 2020 were $1,570.8 million, $2,017.0 million, and $1,653.6 million, respectively.

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

In the 10% Coinsurance Agreement, we ceded to Prime Reinsurance Company (“Prime Re”), an affiliate of Citigroup, 10% of our U.S. (except New York) term life insurance business in force at year-end 2009 subject to an experience refund provision. As the 10% Coinsurance Agreement includes an experience refund provision, it does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the economic reserves. The deposit asset held in support of this agreement was $224.4 million and $231.4 million at December 31, 2022 and 2021, respectively. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on the deposit asset is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. The finance charge on the statutory reserves in excess of economic reserves funded by Prime Re in support of the 10% Coinsurance Agreement is 0.5% per annum and is reflected in interest expense in our consolidated statements of income.

The following table represents the Company’s in-force life insurance as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Direct life insurance in-force	$919,081,738	$905,819,671
Amounts ceded to other companies	(787,907,229)	(777,826,233)
Net life insurance in-force	$131,174,509	$127,993,438
Percentage of reinsured life insurance in-force	86%	86%

Reinsurance recoverables include ceded reserve balances and ceded claim liabilities. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	December 31, 2022		December 31, 2021
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life and Health America, Inc. (Novated from Pecan Re Inc.) (1)(2)	$2,440,274	A+	$-	-
Pecan Re Inc. (1) (2)	-	-	2,567,602	NR
SCOR Global Life Reinsurance Companies (3)	394,171	A+	426,634	A+
Munich Re of Malta (2) (5)	251,078	NR	278,591	NR
Swiss Re Life & Health America Inc. (4)	244,056	A+	259,239	A+
American Health and Life Insurance Company (2)	146,779	B++	157,837	B++
Munich American Reassurance Company	134,570	A+	142,705	A+
Korean Reinsurance Company	123,026	A	134,048	A
RGA Reinsurance Company	128,443	A+	140,953	A+
Hannover Life Reassurance Company	47,870	A+	49,749	A+
TOA Reinsurance Company	35,762	A	38,909	A
All other reinsurers	72,816	-	75,094	-
Allowance for credit losses	(2,936)		(2,942)
Reinsurance recoverables	$4,015,909		$4,268,419

NR – not rated

(1) Effective April 1, 2022, the coinsurance agreement with Pecan Re Inc. was novated and replaced by an agreement with Swiss Re Life and Health America, Inc.

(2) Reinsurance recoverables include balances ceded under coinsurance transactions of term life insurance policies that were in force as of December 31, 2009.

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

The IPO coinsurance agreements include provisions to ensure that Primerica Life, Primerica Life Canada and NBLIC receive full regulatory credit for the reinsurance treaties. Under these agreements, the ceded business can be recaptured with no fee in the event the IPO coinsurers do not comply with the various safeguard provisions in their respective IPO coinsurance agreements. Pecan Re Inc. also has entered into a capital maintenance agreement requiring Swiss Re Life and Health America, Inc. to provide additional funding, if needed, at any point during the term of the agreement up to the maximum as described in the capital maintenance agreement.

The rollforward of the allowance for credit losses (“ACL”) on reinsurance recoverables for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Balance, beginning of period	$2,942	$7,144	$3,917
Current period provision for expected credit losses	164	502	3,235
Less: Writeoffs charged against the ACL, if any	-	(4,651)	-
Less: Recoveries of expected credit losses previously recorded	(170)	(53)	(8)
Balance, at the end of period	$2,936	$2,942	$7,144

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

The balances and activity in DAC were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
DAC balance, beginning of period	$2,943,782	$2,629,644	$2,325,750
Capitalization	514,597	562,999	522,705
Amortization	(356,143)	(251,179)	(224,321)
Foreign exchange translation and other	(20,350)	2,318	5,510
DAC balance, end of period	$3,081,886	$2,943,782	$2,629,644

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

We periodically assess the exposure related to these contracts to determine whether any additional liability should be recorded. As of December 31, 2022 and 2021, an additional liability for these contracts was deemed to be unnecessary.

The following table represents the fair value of assets supporting separate accounts by major investment category:

	Year ended December 31,
	2022	2021
	(In thousands)
Fixed-income securities	$796,384	$1,172,425
Equity securities	1,340,541	1,534,993
Cash and cash equivalents	181,162	92,648
Due to/from funds	(12,399)	(112)
Other	29	38
Total separate accounts assets	$2,305,717	$2,799,992

(9) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Policy claims and other benefits payable, beginning of period	$585,382	$519,711	$339,954
Less reinsured policy claims and other benefits payable	637,139	545,030	388,797
Net balance, beginning of period	(51,757)	(25,319)	(48,843)
Incurred related to current year	248,127	284,719	236,157
Incurred related to prior years (1)	(4,363)	(216)	(4,033)
Total incurred	243,764	284,503	232,124
Claims paid related to current year, net of reinsured policy claims received	(263,114)	(345,130)	(268,914)
Reinsured policy claims received related to prior years, net of claims paid	67,267	34,128	60,144
Total paid	(195,847)	(311,002)	(208,770)
Foreign currency translation	(531)	61	170
Net balance, end of period	(4,371)	(51,757)	(25,319)
Add reinsured policy claims and other benefits payable	542,621	637,139	545,030
Balance, end of period	$538,250	$585,382	$519,711

(1)
Includes the difference between our estimate of claims incurred but not yet reported at year end and the actual incurred claims reported after year end.

See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for details regarding the accounting for policyholder liabilities.

(10) Debt

Notes Payable – Long Term. Notes payable consisted of the following:

	December 31, 2022	December 31, 2021
	(In thousands)
2.80% Senior Notes, due November 19, 2031	$600,000	$600,000
Unamortized issuance discount on notes payable	(2,385)	(2,655)
Total notes payable	$597,615	$597,345

As of December 31, 2022, we had outstanding $600.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in November 2021 at a price of 99.550% of the principal amount with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19, and are scheduled to mature on November 19, 2031. As of December 31, 2022, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2022.

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

Notes Payable – Short term. On July 1, 2021, as part of the acquisition of e-TeleQuote, Primerica Health issued a $15.0 million unsecured, subordinated note, guaranteed by the Parent Company, to Etelequote Limited’s (“Etelequote Bermuda”) majority shareholder. This note was retired during the year ended December 31, 2022.

Surplus Note. As of December 31, 2022, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.4 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the maximum scheduled principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note. See Note 4 (Investments) for more information on the LLC Note.

Revolving Credit Facility. On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a LIBOR rate loan, or a base rate loan. LIBOR rate loans bear interest at a periodic rate equal to one-, three-, six-, or 12-month LIBOR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month LIBOR plus 1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the year ended December 31, 2022, no amounts were drawn under the Revolving Credit Facility. As of December 31, 2022, we were in compliance with the covenants of the Revolving Credit Facility. Furthermore, no events of default occurred under the Revolving Credit Facility during the year ended December 31, 2022.

(11) Income Taxes

Income tax expense. Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2022
Federal	$149,034	$(49,683)	$99,351
Foreign	51,692	(27,163)	24,529
State and local	5,029	(3,134)	1,895
Total tax expense	$205,755	$(79,980)	$125,775

Year ended December 31, 2021
Federal	$115,657	$(10,589)	$105,068
Foreign	43,687	(13,890)	29,797
State and local	5,440	(1,114)	4,326
Total tax expense	$164,784	$(25,593)	$139,191

Year ended December 31, 2020
Federal	$88,837	$853	$89,690
Foreign	26,749	(547)	$26,202
State and local	4,714	(40)	$4,674
Total tax expense	$120,300	$266	$120,566

Income before income taxes. Income before income taxes by domestic and foreign were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Income before income taxes by domestic and foreign
Domestic	$394,773	$399,149	$411,751
Foreign	98,976	112,022	94,979
Total income before income taxes	$493,749	$511,171	$506,730

Effective tax rate reconciliation. Total income tax expense is different from the amount determined by multiplying income before income taxes by the U.S. statutory federal tax rate of 21% for the years ended December 31, 2022 and 2021 and 2020. The reconciliation for such difference follows:

	Year ended December 31,
	2022		2021		2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$103,687	21.0%	$107,346	21.0%	$106,413	21.0%
Goodwill impairment loss	12,600	2.6%	15,960	3.1%	-	0.0%
Difference between foreign statutory rate and U.S. statutory rate	5,571	1.1%	5,871	1.1%	5,075	1.0%
Other	3,917	0.8%	10,014	2.0%	9,078	1.8%
Total tax expense / effective rate	$125,775	25.5%	$139,191	27.2%	$120,566	23.8%

Deferred tax assets and liabilities. The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Future policy benefit reserves and unpaid policy claims	$428,438	$353,677
Net operating loss and interest carryforwards	28,675	36,343
Investments	59,085	-
Future deductible liabilities	23,217	20,883
Foreign tax credits	36,424	46,455
Other	23,809	27,610
Total deferred tax assets before valuation allowance	599,648	484,968
Valuation allowance	(36,511)	(46,542)
Total deferred tax assets after valuation allowance	$563,137	$438,426

Deferred tax liabilities:
Deferred policy acquisition costs	(385,351)	(383,163)
Renewal commissions receivable	(53,874)	(60,782)
Intangibles	(47,806)	(50,310)
Investments	-	(17,952)
Reinsurance deposit asset	(47,118)	(48,587)
Other	(19,112)	(21,833)
Total deferred tax liabilities	(553,261)	(582,627)
Net deferred tax liabilities	$9,876	$(144,201)

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

The Company has federal net operating losses resulting in a deferred tax asset of $11.8 million as of December 31, 2022. The federal net operating losses as of December 31, 2022 have an indefinite life. The Company has state net operating losses and interest carryforwards resulting in a net deferred tax asset of $16.8 million, of which approximately half are available for use through 2037 and approximately half with an indefinite life. The Company has no other material net operating loss or credit carryforwards other than foreign tax credit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. As of December 31, 2022, management identified excess foreign tax credits of approximately $36.4 million that could not be used to offset the mandatory deemed repatriation of foreign earnings tax stipulated by the Tax Cuts and Jobs Act of 2017 and believes it will not be able to utilize these foreign tax credits in the future. Therefore, the Company established a deferred tax asset for these foreign tax credits with a corresponding full valuation allowance. These foreign tax credits are available for use through 2027 with some beginning to expire in 2023. With the exception of these foreign tax credits, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Therefore, there were no other significant deferred tax asset valuation allowances as of December 31, 2022 or 2021.

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

Unrecognized tax benefits. The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $18.8 million and $17.9 million as of December 31, 2022 and 2021, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. The total amount of accrued interest and penalties in the consolidated balance sheets was $3.4 million and $3.1 million as of December 31, 2022 and 2021, respectively. Additionally, we recognized less than $0.3 million of interest expense related to unrecognized tax benefits in the consolidated statements of income for the years ended December 31, 2022, 2021, and 2020.

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021	2020
	(In thousands)
Unrecognized tax benefits, beginning of period	$19,224	$17,104	$15,805
Change in prior period unrecognized tax benefits	(944)	(103)	40
Change in current period unrecognized tax benefits	3,993	3,777	3,296
Reductions as a result of a lapse in statute of limitations	(2,093)	(1,554)	(2,037)
Unrecognized tax benefits, end of period	$20,180	$19,224	$17,104

We have an immaterial amount of penalties included in calculating our provision for income taxes. There is no significant change that is reasonably possible to occur within twelve months of the reporting date.

The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the year ended December 31, 2019 and thereafter for federal income tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2018 and thereafter for federal and provincial income tax purposes.

Qualified affordable housing projects. We have investments in various limited partnerships that sponsor qualified affordable housing projects, which meet the definition of a VIE. We are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. The maximum exposure to loss as a result of our involvement in these VIEs equals the carrying value of the investments. The primary economic purpose of these investments is to achieve a satisfactory return on capital through the receipt of tax credits. Our qualified affordable housing project investments are accounted for using the proportional amortization method of accounting. During the year ended December 31, 2022 and 2021, the amount of income tax benefits recognized from these investments was insignificant.

Our investment in qualified affordable housing projects was $12.8 million and $3.5 million as of December 31, 2022, and 2021, respectively, and is included within policy loans and other invested assets on our consolidated balance sheets. Additionally, unfunded commitments to provide additional capital to investees in qualified affordable housing projects was $9.7 million as of December 31, 2022 and are included within other liabilities on our consolidated balance sheets. Substantially all of the unfunded commitments as of December 31, 2022 are expected to be paid out within the next five years. There were no unfunded commitments as of December 31, 2021.

(12) Stockholders’ Equity

A reconciliation of the number of shares of our common stock follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Common stock, beginning of period	39,368	39,306	41,207
Shares issued for stock options exercised	-	10	-
Shares of common stock issued upon lapse of sales restrictions on RSUs	236	225	335
Common stock retired	(2,780)	(173)	(2,236)
Common stock, end of period	36,824	39,368	39,306

The above reconciliation excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of December 31, 2022, we had a total of 297,583 RSUs and 74,054 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreement; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 14 (Share-Based Transactions) for a discussion of the PSU award structure.

On November 17, 2021 our Board of Directors authorized a Share Repurchase Program for up to $275.0 million of our outstanding common stock for purchases through December 31, 2022. On February 14, 2022, our Board of Directors authorized an increase of $50.0 million to the Share Repurchase Program. On August 11, 2022, our Board of Directors authorized an additional increase of $50.0 million to the Share Repurchase Program bringing the authorized share repurchases to $375.0 million of our outstanding common stock through December 31, 2022. Under the Share Repurchase Program, we repurchased 2,864,394 shares of our common stock in the open market for an aggregate purchase price of $375.0 million through December 31, 2022. There is no remaining authority under the Share Repurchase Program as of December 31, 2022. On November 17, 2022, our Board of Directors authorized a new $375.0 million share repurchase program to occur from January 1, 2023 through December 31, 2023.

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

The calculation of basic and diluted EPS was as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income attributable to Primerica, Inc.	$373,012	$373,357	$386,164
Income attributable to unvested participating securities	(1,684)	(1,533)	(1,671)
Net income used in calculating basic EPS	$371,328	$371,824	$384,493
Denominator:
Weighted-average vested shares	37,997	39,530	40,065
Basic EPS	$9.77	$9.41	$9.60

Diluted EPS:
Numerator:
Net income attributable to Primerica, Inc.	$373,012	$373,357	$386,164
Income attributable to unvested participating securities	(1,680)	(1,529)	(1,667)
Net income used in calculating diluted EPS	$371,332	$371,828	$384,497
Denominator:
Weighted-average vested shares	37,997	39,530	40,065
Dilutive effect of incremental shares to be issued for contingently-issuable shares	109	122	120
Weighted-average shares used in calculating diluted EPS	38,106	39,652	40,185
Diluted EPS	$9.74	$9.38	$9.57

(14) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“2010 OIP”), which expired in 2020 in accordance with its terms and under which no future awards will be made, and the Primerica, Inc. 2020 Omnibus Incentive Plan (the “2020 OIP”, and together with the 2010 OIP, the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who served on our Board of Directors, and sales force leaders. As of December 31, 2022, we had 1.4 million shares available for future grants under the 2020 OIP.

Employee and Director Share-Based Compensation. As of December 31, 2022, the Company had outstanding RSUs, PSUs, and stock options issued to our management (officers and other key employees), as well as RSUs issued to our directors, under the OIP.

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

All of our outstanding employee and director RSU awards are eligible for dividend equivalents regardless of vesting status.

We recognized expense and tax benefit offsets as follows for employee and director RSU share-based compensation:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Total equity awards expense recognized	$12,626	$11,779	$11,218
Tax benefit associated with total employee and director share-based compensation	1,642	1,638	1,455

The following table summarizes employee and director RSU activity during the years ended December 31, 2022, 2021, and 2020.

	Shares		Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee and director RSUs, December 31, 2019	180		$107.59
Granted	94		119.03
Forfeited	-	(1)	121.42
Vested	(108)		101.75
Unvested employee and director RSUs, December 31, 2020	166		117.87
Granted	84		144.95
Forfeited	(4)		147.23
Vested	(93)		116.55
Unvested employee and director RSUs, December 31, 2021	153		132.85
Granted	113		117.06
Forfeited	(3)		123.38
Vested	(90)		129.89
Unvested employee and director RSUs, December 31, 2022	173		131.78

(1)
Less than 1,000 shares

As of December 31, 2022, total compensation cost not yet recognized in our consolidated financial statements related to employee and director RSU awards with time-based vesting conditions yet to be reached was $5.7 million, and the weighted-average period over which cost will be recognized was 0.9 years.

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

In connection with our granting of PSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Total employee PSU award expense	$2,092	$3,494	$4,179
Tax benefit associated with total employee PSU award expense	-	-	-

The following table summarizes PSU activity during the years ended December 31, 2022, 2021, and 2020.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee PSUs, December 31, 2019(1)	91	$98.79
Granted	26	121.42
Forfeited	-	-
Performance Adjustment	5	80.45
Vested	(41)	80.45
Unvested employee PSUs, December 31, 2020(1)	81	113.99
Granted	22	143.04
Forfeited	-	-
Performance Adjustment	3	100.55
Vested	(33)	100.55
Unvested employee PSUs, December 31, 2021(1)	73	128.30
Granted	27	130.30
Forfeited	-	-
Performance Adjustment	2	122.62
Vested	(28)	122.62
Unvested employee PSUs, December 31, 2022(1)	74	130.97

(1)
The 2020 PSU awards outstanding are based on the actual performance. As a result of the performance achieved during the performance period, recipients will receive an aggregate of 20,559 shares of common stock on the vesting date of March 1, 2023, reflecting a payout rate of 79.9%. The 2021 PSU awards outstanding are based on target. Depending upon the performance achieved during the performance period, recipients may receive between 0 and 32,768 shares of common stock. The 2022 PSU awards outstanding are based on target. Depending upon the performance achieved during the performance period, recipients may receive between 0 and 39,713 shares of common stock.

As of December 31, 2022 the Company did not have any unrecognized compensation related PSU awards.

Stock Options. From 2013 to 2016, the Company issued stock options to certain of its executive officers under the OIP as part of their annual equity compensation. Stock options were granted with an exercise price equal to the fair market value of our common stock on the grant date, and they expire 10 years from the date of grant. These options had time-based restrictions with equal and annual graded vesting over a three-year period and are all fully vested. Upon retirement, employees have the lesser of three years or the remaining option term to exercise any vested options. We did not issue any stock options in 2022, 2021 or 2020.

Compensation expense and related tax benefits recognized for stock option awards were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Expense recognized for stock option awards	$-	$-	$-
Tax benefit recognized for stock option awards	-	-	-

The following table summarizes activity related to stock options outstanding and exercisable during the years ended December 31, 2022, 2021, and 2020:

	Outstanding		Exercisable
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
Outstanding at December 31, 2019	70	$44.23	70	$44.23
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2020	70	44.23	70	44.23
Granted	-	-
Exercised	(10)	41.88
Outstanding at December 31, 2021	60	44.62	60	44.62
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2022	60	44.62	60	44.62

Range of granted option exercise prices outstanding at December 31, 2022

$41.20 (average term remaining - 1.1 years)	3	$41.20	3	$41.20
$53.50 (average term remaining - 2.2 years)	14	53.50	14	53.50
$41.88 (average term remaining - 3.2 years)	42	41.88	42	41.88

The aggregate intrinsic value represents the difference between the exercise price of our stock options and the quoted closing price of our common stock. The aggregate intrinsic value of exercisable stock options was $5.8 million as of December 31, 2022, which represents the aggregate intrinsic value of stock options outstanding.

The intrinsic value, tax benefit realized and value of shares withheld related to option exercise activity are summarized as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Intrinsic value of options exercised	$-	$1,156	$-
Tax benefit realized from the options exercised	-	-	-
Value of issued shares withheld to satisfy option exercise price	-	419	-

As of December 31, 2022, there was no unrecognized compensation cost related to outstanding options.

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

The following table summarizes non-employee RSU activity during the years ended December 31, 2022, 2021, and 2020.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2019	24	$132.68
Granted	128	106.65
Vested	(126)	105.71
Unvested non-employee RSUs, December 31, 2020	26	134.75
Granted	99	150.72
Vested	(94)	145.03
Unvested non-employee RSUs, December 31, 2021	31	154.59
Granted	118	129.99
Vested	(117)	133.25
Unvested non-employee RSUs, December 31, 2022	32	141.60

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

Details on the granting and valuation of these awards were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Quarterly incentive awards expense recognized currently	$4,060	$4,036	$3,630
Quarterly incentive awards expense deferred	11,260	10,807	10,071
Tax benefit associated with incentive awards	3,056	2,904	2,692

As of December 31, 2022, all agent equity awards were fully vested with the exception of approximately 31,819 shares that vested on January 1, 2023.

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

Primerica Life’s statutory capital and surplus as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Statutory capital and surplus	$834,565	$779,620

Primerica Life’s statutory net gain from operations was $446.1 million, $257.3 million, and $395.4 million for 2022, 2021, and 2020, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2022. During 2022, Primerica Life paid ordinary dividends of $255.0 million to the Parent Company. As of January 1, 2023, the amount of dividends Primerica Life could pay from statutory unassigned surplus without prior approval of the commissioner of the Tennessee DOCI was $336.8 million, which is limited by the amount of statutory unassigned surplus on that date.

Primerica Life’s investment basis in NBLIC, Peach Re, and Vidalia Re reflect their statutory capital and surplus amounts recorded in accordance with statutory accounting practices prescribed or permitted by the NAIC and/or each subsidiary’s state of domicile; New York and Vermont. Peach Re was formed as a special-purpose financial captive insurance company and, with the explicit permission of the Vermont DOI, has included the value of a letter of credit serving as collateral for its policy reserves as an admitted asset in its statutory capital and surplus. This permitted accounting practice was critical to the organization and operational plans of Peach Re and explicitly included in the licensing order issued by the Vermont DOI. The impact of this permitted practice as of December 31, 2022 was $90.8 million on Peach Re’s statutory capital and surplus. As of December 31, 2022, even if Peach Re had not been permitted to include the letter of credit as an admitted asset, Primerica Life would not have been below the minimum statutory capital and surplus level that triggers a regulatory action event. There are no other permitted accounting practices that are not encompassed in prescribed statutory accounting practices.

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

Primerica Life Canada’s capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds internal capital targets. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI’s capital guidelines. As of December 31, 2022 and 2021, Primerica Life Canada’s statutory capital and surplus satisfied regulatory requirements and was $511.4 million and $417.7 million, respectively.

In Canada, dividends can typically be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. Primerica Life Canada’s dividend capacity at January 1, 2023 was estimated to be $65.7 million, which was calculated based on satisfying the Company’s internal capital targets. During 2022, Primerica Life Canada paid ordinary dividends of $23.1 million to its parent company.

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

Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term expiring on December 31, 2025 (the “LOC”) for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC periodically increased up to a maximum amount of approximately $507.0 million, which was reached in 2014. As of December 31, 2022, the amount outstanding under the LOC was $90.8 million. This amount will continue to decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserve. Pursuant to the terms of the Credit Facility Agreement, in the event amounts are drawn under the LOC by Primerica Life, Peach Re will be obligated, subject to certain limited conditions, to reimburse Deutsche Bank for the amount of any draws and interest thereon. Peach Re has collateralized its obligations to Deutsche Bank by granting it a security interest in all of its assets with the exception of amounts held in a special account established to meet minimum asset thresholds required by state regulatory authorities. As of December 31, 2022, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(17) Benefit Plans

We sponsor defined contribution plans for the benefit of our employees. The expense associated with these plans was approximately $10.5 million, $10.5 million, and $10.0 million in 2022, 2021, and 2020, respectively.

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
•
Fees earned for investment advisory and administrative services within our managed investments program and shareholder service fees earned in Canada for mutual funds for which we serve as principal distributor;
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

The disaggregation of our revenues from contracts with customers were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$50,320	$48,970	$46,079
Total segment revenues from contracts with customers	50,320	48,970	46,079
Revenues from sources other than contracts with customers	1,636,806	1,526,716	1,336,691
Total Term Life Insurance segment revenues	$1,687,126	$1,575,686	$1,382,770

Investment and Savings Products segment revenues:
Commissions and fees:
Sales-based revenues	$326,378	$401,508	$284,651
Asset-based revenues	375,502	376,751	282,080
Account-based revenues	90,391	86,939	83,041
Other, net	12,610	12,097	11,271
Total segment revenues from contracts with customers	804,881	877,295	661,043
Revenues from sources other than contracts with customers (segregated funds)	58,551	64,552	57,824
Total Investment and Savings Products segment revenues	$863,432	$941,847	$718,867

Senior Health segment revenues:
Commissions and fees	$47,420	$50,903	N/A
Other, net	15,262	9,537	N/A
Total Senior Health segment revenues	62,682	60,440	N/A

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$46,434	$62,160	$43,675
Other, net	4,967	3,971	3,719
Total segment revenues from contracts with customers	51,401	66,131	47,394
Revenues from sources other than contracts with customers	55,492	65,628	68,510
Total Corporate and Other Distributed Products segment revenues	$106,893	$131,759	$115,904

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

Shareholder Services. We provide shareholder services over time to investors in the mutual funds in which we serve as the principal distributor in Canada. We recognize revenue as our performance obligation is satisfied over time for shareholder services that are substantially the same and have the same pattern of delivery. Fees for these services, which are based on a percentage of client assets in the mutual funds, become known and are charged to investors during the same reporting period in which the shareholder services are performed.

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

We recognize revenue for approved applications during the period by applying the latest estimated constrained LTV. We recognize adjustments to revenue for approved applications in prior periods when our cash collections are, or are expected to be, different from the estimated constrained LTVs, which we refer to as tail adjustments. Tail adjustments to revenue occur when actual cash collections or communicated rate increases have indicated a trend that is different from the estimated constrained LTV. Tail adjustments to revenue can be positive or negative and we recognize positive adjustments to revenue when we do not believe it is probable that a significant reversal of cumulative revenue will occur.

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

Activity in the Renewal commissions receivable account was as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Senior Health segment:
Balance, beginning of period	$172,308	$-
Contract balances acquired as part of business combination	-	199,575
Measurement period adjustment	(11,863)	(46,128)
Commissions revenue	42,628	37,225
Less: collections	(40,740)	(13,442)
Tail revenue adjustment from change in estimate	(22,934)	(4,922)
Balance, at the end of period	$139,399	$172,308

Corporate and Other Distributed Products segment:
Balance, beginning of period	$59,443	$54,845
Commissions revenue	25,325	27,618
Less: collections	(24,124)	(23,020)
Balance, at the end of period	$60,644	$59,443

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(19) Leases

We have operating leases for our executive office operations and other real estate leases of office space and finance leases for certain office equipment. Our leases have remaining lease terms of 1 year to 8 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year, exercisable at the Company’s discretion. Operating lease right-of-use assets and operating lease liabilities are presented separately in our consolidated balance sheets. As of December 31, 2022 and December 31, 2021, finance lease right-of-use assets of $0.7 million and $1.0 million, respectively, and finance lease liabilities of $0.8 million and $1.0 million, respectively, were recorded within Other assets and Other liabilities within our consolidated balance sheets. The Company determines its lease liabilities, which are measured at the present value of future lease payments, using the Company’s incremental secured borrowing rate that is commensurate with the term of the underlying lease or the rate implicit in the lease if readily determinable.

The components of lease expense were as follows:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Operating lease cost
Operating lease cost	$9,686	$8,620	$7,638
Variable lease cost (includes taxes, common area maintenance and insurance)	1,099	980	725
Finance lease cost
Depreciation of finance lease assets	271	280	280
Interest on lease liabilities	55	60	56
Total lease cost	$11,111	$9,940	$8,699

Other information related to leases was as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$9,960	$8,878	$7,737
Operating cash flows used in finance leases (1)	55	60	56
Financing cash flows used in finance leases	262	264	274

(1)
Included in change in other operating assets and liabilities, net in the accompanying consolidated statements of cash flows.

	December 31, 2022	December 31, 2021
	(In thousands)
Weighted Average Remaining Lease Term
Operating leases	6 years	6 years
Finance leases	3 years	4 years

Weighted Average Discount Rate
Operating leases	4.2%	4.1%
Finance leases	6.0%	6.2%

Future minimum lease payments under non-cancellable leases were as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2023	$10,009	$302
2024	9,745	269
2025	8,446	192
2026	8,199	78
2027	8,098	-
Thereafter	7,290	-
Total minimum rental commitments for operating leases	51,787	841
Less imputed interest	5,792	66
Total lease liabilities	$45,995	$775

(20) Acquisition

On July 1, 2021, the Company acquired an 80% interest, as described in the next paragraph, in the operating subsidiaries of Etelequote Bermuda, including e-TeleQuote, a Florida corporation that is a senior health insurance distributor of Medicare-related insurance policies in all 50 states and Puerto Rico (the “Acquisition”).

The Company’s subsidiary, Primerica Health, purchased from the shareholders of Etelequote Bermuda 100% of the issued and outstanding capital stock of e-TeleQuote and its subsidiaries for consideration of (i) approximately $350 million in cash, (ii)

replacement of e-TeleQuote’s debt as of the closing date of $146 million with intercompany funding provided by the Parent Company, (iii) a $15 million majority shareholder note and (iv) common shares of Primerica Health constituting 20% of the total issued and outstanding shares of capital stock of Primerica Health that were issued to Etelequote Bermuda’s minority shareholders, most of which included or were beneficially owned by e-TeleQuote’s management (“noncontrolling equity holders”). The cash consideration provided was subsequently reduced by $3.9 million as a result of the final purchase price agreed upon with the sellers following finalization of the closing statement.

In connection with the Company’s acquisition of 80% of e-TeleQuote on July 1, 2021 (the “Acquisition Date”), the Company entered into a Shareholders’ Agreement with the noncontrolling equity holders of Primerica Health. Under the terms of the Shareholders’ Agreement, the Company agreed to purchase, and the noncontrolling equity holders agreed to sell, the remaining 20% stake over a period of up to four years through a series of call and put rights. The Shareholders’ Agreement provided for the purchase of the noncontrolling equity holders’ equity interests in Primerica Health at a contractually defined Formulaic Price, which was based on a discounted calculation of selected peer company equity value multiples times the trailing twelve months of Adjusted EBITDA reduced by the balance of intercompany debt owed by e-TeleQuote to the Parent Company. Effective July 1, 2022, the Company executed its call option to acquire the remaining 20% of Primerica Health. The Formulaic Price calculation resulted in a purchase price of zero. As such, no further consideration was required to obtain the outstanding 20% stake in Primerica Health and the noncontrolling interest in the Company's consolidated financial statements was redeemed.

The following table presents the preliminary purchase price allocation recorded in the Company’s consolidated balance sheets as of the Acquisition Date, adjustments made during the measurement period that ended June 30, 2022, and the final purchase price allocation:

	Preliminary Purchase Price Allocation	2021 Measurement Period Adjustments		2022 Measurement Period Adjustments	Revised Preliminary Purchase Price Allocation
	(In thousands)
Assets:
Cash and cash equivalent	$1,080	$-		$-	$1,080
Accounts receivables	692	(389)		-	303
Renewal commissions receivable	199,575	(46,128)		(11,863)	141,584
Other assets	15,705	-		-	15,705
Intangible assets	162,000	(6,000)		-	156,000
Goodwill	224,180	30,973		8,553	263,706
Total assets	$603,232	$(21,544)		$(3,310)	$578,378

Liabilities:
Accounts payable and accrued expenses	8,785	(4,195)	(1)	-	4,590
Deferred tax liability	65,425	(13,482)		(3,310)	48,633
Other liabilities	10,046	-		-	10,046
Total liabilities	84,256	(17,677)		(3,310)	63,269
Net assets acquired	$518,976	$(3,867)		$-	$515,109

Temporary Stockholders' Equity:
Redeemable noncontrolling interests	$8,437	$-		$-	$8,437
Total temporary stockholders' equity	$8,437	$-		$-	$8,437
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

During the measurement period, the Company made two adjustments to renewal commissions receivable as of the Acquisition Date. The adjustments, which were booked in 2021 and 2022, resulted from the Company’s reassessment of the estimates made by

e-TeleQuote for the variable consideration expected for approved policies as of the Acquisition Date. The reassessment of estimates involved the implementation of an enhanced algorithmic model for processing historical lapse data and forecasting future policy duration curves. In addition, the Company revised the estimate for renewal commission rate escalation assumptions in accordance with its accounting policy for determining constraints of variable consideration. As a result, the Company recognized a purchase price allocation adjustment to decrease renewal commissions receivable and deferred tax liability with a corresponding increase to goodwill.

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

Goodwill is calculated as the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed. The amount of goodwill calculated as of the Acquisition Date determined by the final purchase price allocation was $263.7 million. The goodwill created in the acquisition is not deductible for tax purposes. Refer to Note 21 (Goodwill) for more information regarding the valuation of goodwill.

Transaction costs related to the e-TeleQuote acquisition included within Other operating expenses on the consolidated statements of income was $(2.0) million and $12.9 million for the years ended December 31, 2022 and 2021, respectively.

The following unaudited pro forma consolidated financial information combines the audited results of the Company for the years ended December 31, 2021 and 2020 and the unaudited results of e-TeleQuote for the year ended December 31, 2021 and 2020, and assumes that the Acquisition, which closed on July 1, 2021, was completed on January 1, 2020 (the first day of fiscal year 2020). The pro forma consolidated financial information has been calculated after applying adjustments for amortization expense of acquired intangible assets and the consequential tax effect. These pro forma results have been prepared for comparative purpose only and do not purport to be indicative of the operating results of the Company that would have been achieved had the e-TeleQuote acquisition actually taken place on January 1, 2020.

	Year ended December 31,
	2021	2020
	(in thousands)
Revenue	$2,774,991	$2,369,811
Net income (loss)	361,783	391,527

(21) Goodwill

During the annual impairment test as of July 1, 2022, the Company performed a quantitative impairment analysis using the income approach by preparing a discounted cash flow analysis to determine the reporting unit’s fair value. The discounted cash flow analysis included key assumptions such as the weighted average cost of capital (“WACC”), long-term growth rate and projected operating results such as approved policies, lifetime value of commissions, contract acquisition costs, operating expenses, collections of renewal commissions receivable, and utilization of net operating losses for income tax purposes. We did not utilize a market approach as part of the quantitative impairment analysis as we believe management’s expectations of the cash flow generated by the reporting unit were more relevant in determining fair value given inherent limitations in the credibility of available peer company data. The measurement of the reporting unit’s fair value is classified as a Level 3 fair value measurement given the significance of the unobservable inputs such as forecasted operating results and discount rates.

After the fair value of the reporting unit was determined, the Company calculated its carrying value by taking the reporting unit’s assets minus its liabilities. The carrying value of the reporting unit was then compared to its fair value to determine the extent of any goodwill impairment. Based on this analysis, we recognized a non-cash goodwill impairment charge of $60.0 million during 2022, which represents the excess of the Senior Health reporting unit’s carrying value over its estimated fair value at July 1, 2022. The goodwill impairment charge recognized did not impact the Company’s income tax expense as the goodwill acquired from the Acquisition does not have any tax basis. The decline in the reporting unit's fair value below its carrying value was primarily attributable to an increase in the market-based WACC used to discount the forecasted cash flows. The increase in the WACC was driven by recent increases in the equity market risk premium and higher interest rates. The determination of whether the carrying value of the reporting unit exceeds its fair value involves a high degree of estimation and can be affected by a number of industry and company-specific risk factors that are subject to change over time.

At December 31, 2022, the Company had goodwill of $127.7 million in its Senior Health reporting unit after accumulated goodwill impairment charges since the Acquisition Date of $136.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2022 and 2021.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting included the internal controls over financial reporting at e-TeleQuote and internal controls over management's assessment of the initial impact of adopting Accounting Standards Update 2018-12 Targeted Improvements to the Accounting for Long-Duration Insurance Contracts, both of which were established during 2022.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Primerica, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I, II, III, and IV (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

February 28, 2023

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K and as described below, portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders to be held on May 17, 2023 (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2022, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.

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

Item 10. Directors, Executive Officers and Corporate Governance.

For a list of executive officers, see “Part I, Item X. Information About Our Executive Officers and Certain Significant Employees” included elsewhere in this report, included elsewhere in this report.

We have adopted a written Code of Conduct that applies to directors, officers and employees, including a separate code that applies to only our principal executive officers and senior financial officers in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Conduct is available in the corporate governance subsection of the investor relations section of our website, www.primerica.com, and is available in print upon written request to the Corporate Secretary, Primerica, Inc., 1 Primerica Parkway, Duluth, GA 30099. In the event that we make changes in, or provide waivers from, the provisions of the Code of Conduct that the SEC requires us to disclose, we will disclose these events in the corporate governance section of our website.

Except for the information above and the information set forth in “Part I, Item X. Information About Our Executive Officers and Certain Significant Employees”, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•
Matters to be Voted on — Proposal 1: Election of Directors;
•
Governance — Director Independence;
•
Governance — Environmental, Social and Governance (ESG) Matters – Our Corporate Culture;
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
•
Executive Compensation (excluding the information under the subheading Pay Versus Performance).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. 2020 Omnibus Incentive Plan was approved by our stockholders in May 2020. The Primerica, Inc. Stock Purchase Plan for Agents and Employees

was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Second Amended and Restated 2020 Omnibus Incentive Plan	339,002	(1)	$44.62	(2)	1,411,514	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	-		-		1,683,989	(4)
Total	339,002		$44.62		3,095,503
Equity compensation plans not approved by stockholders	n/a		n/a		n/a

(1)
Consists of 205,026 and 59,922 shares of our common stock to be issued in connection with unvested restricted stock units and outstanding stock options, respectively. Also includes 74,054 shares of our common stock to be issued to certain executive officers in connection with outstanding performance stock units if the Company achieves the targeted level of performance specified in the award agreement over a three-year period. Based on the actual ROAE and EPS growth (if applicable) achieved within the three-year performance period ended December 31, 2022, recipients of the 2020 PSU awards will receive 20,559 shares of our common stock compared with the targeted 25,734 shares on the vesting date of March 1, 2023. See Note 12 (Stockholders' Equity) and Note 14 (Share-Based Transactions) to our consolidated financial statements included elsewhere in this report for more information on the equity awards outstanding.
(2)
Represents the weighted average exercise price of the 59,922 stock options outstanding.
(3)
The number of shares of our common stock available for future issuance is 2,442,102 less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan.
(4)
Represents shares of our common stock, which have already been issued and are outstanding, available to be purchased by employees and agents under the plan. The number of outstanding shares of our common stock available to be purchased is 2,500,000 less the cumulative number of outstanding shares purchased to date under the plan.

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
•
Related Party Transactions.

Item 14. Principal Accountant Fees and Services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. FINANCIAL STATEMENTS

Included in Part II, Item 8, of this report:

Primerica, Inc.:

2. FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:

Schedule I — Consolidated Summary of Investments — Other than Investments in Related Parties as of December 31, 2022	125
Schedule II — Condensed Financial Information of Registrant as of December 31, 2022 and 2021, and for each of the years in the three-year period ended December 31, 2022	126
Schedule III — Supplementary Insurance Information as of December 31, 2022 and 2021 and for each of the years in the three-year period ended December 31, 2022	132
Schedule IV — Reinsurance for each of the years in the three-year period ended December 31, 2022	133

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

Exhibit Number	Description	Reference
2.1	Share Purchase Agreement, dated as of April 18, 2021, by and among the Registrant, Primerica Newco, Inc., EteleQuote Limited, the Selling Shareholders named therein, and Fortis Advisors, LLC	Incorporated by reference to Exhibit 2.1 to Primerica’s Current Report on Form 8-K filed April 19, 2021 (Commission File No. 001-34680).

2.2	Amendment to Share Purchase Agreement dated as of June 30, 2021, between the Registrant, Primerica Newco, Inc., EteleQuote Limited, the Selling Shareholders named therein, and Fortis Advisors, LLC	Incorporated by reference to Exhibit 2.2 to Primerica’s Current Report on Form 8-K filed July 1, 2021 (Commission File No. 001-34680)
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34680).
3.2	Second Amended and Restated Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 filed February 26, 2020 (Commission File No. 001-34680).
4.1	Indenture, dated July 16, 2012, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.3	Second Supplemental Indenture, dated as of November 19, 2021, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.4	Form of 2.800% Senior Notes due 2031 (No. R-1)	Incorporated by reference to Exhibit 4.3 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.5	Form of 2.800% Senior Notes due 2031 (No. R-2)	Incorporated by reference to Exhibit 4.4 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.6	Description of Registrant's Securities	Incorporated by reference to Exhibit 4.4 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 filed March 1, 2021 (Commission File No. 001-34680).
10.1	Amended and Restated Credit Agreement , dated as of June 22, 2021between the Registrant, the Lenders referred to therein, and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 to Primerica’s Current Report on Form 8-K filed June 24, 2021 (Commission File No. 001-34680).
10.2	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001- 34680).
10.3	10% Coinsurance Agreement dated March 31, 2010 between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.4	Amendment No. 1 dated as of October 5, 2015 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.29 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 001-34680).
10.5	Amendment No. 2 dated as of January 25, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.6	Amendment No. 3 dated as of March 31, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.7	Assignment, Transfer and Novation Agreement dated as of June 23, 2022 between Primerica Life Insurance Company, Pecan Re and Swiss Re Life and Health America Inc.	Incorporated by reference to Exhibit 10.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).
10.8	Second Amended and Restated 80% Coinsurance Agreement dated as of June 23, 2022 between Primerica Life Insurance Company and Swiss Re Life and Health America Inc.	Incorporated by reference to Exhibit 10.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).

10.9

Reinsurance Trust Agreement dated as of June 23, 2022 between Swiss Re Life and Health America Inc., as Grantor, and Primerica Life Insurance Company, as Beneficiary, and The Bank of New York Mellon, as Trustee

Incorporated by reference to Exhibit 10.3 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).
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
10.14	Amended and Restated Capital Maintenance Agreement dated as of March 31, 2016 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.7 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.15	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.11 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.16	Reinsurance Trust Agreement dated November 23, 2020 among National Benefit Life Insurance Company, American Health and Life Insurance Company, and JP Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.15 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 001-34680).
10.17

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
10.20	Coinsurance Agreement Novation Amendment dated as of December 15, 2016 among Primerica Life Insurance Company of Canada, Munich Re Life Insurance Company of Vermont and Munich Re of Malta P.L.C.	Incorporated by reference to Exhibit 10.19 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.21	Coinsurance Amending Agreement dated as of January 1, 2018 among Primerica Life Insurance Company of Canada and Munich Re of Malta P.L.C.	Incorporated by reference to Exhibit 10.20 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.22	Monitoring and Reporting Agreement dated as of March 31, 2016 by and among Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.21 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.23*	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).

10.24*	Primerica, Inc. 2020 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to Primerica’s Registration Statement on Form S-8 filed (Commission File No. 333-238268)
10.25*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2020 awards).	Incorporated by reference to Exhibit 10.27 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 filed March 1, 2021 (Commission File No. 001-34680).
10.26*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2021 awards).	Incorporated by reference to Exhibit 10.26 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2021 filed March 1, 2022 (Commission File No. 001-34680).
10.27*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2022 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.28*	Form of U.S. Employee Restricted Stock Unit Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2020 awards)	Incorporated by reference to Exhibit 10.30 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 001-34680)
10.29*	Form of U.S. Employee Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2021 awards)	Incorporated by reference to Exhibit 10.29 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 001-34680)
10.30*	Form of U.S. Employee Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2022 awards)	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.31*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2014 awards).	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 001-34680).
10.32*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2015 awards).	Incorporated by reference to Exhibit 10.22 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.33*	Form of Restated Nonqualified Stock Option Award Agreement under the Primerica, Inc. 2010 Omnibus Incentive Plan (2016 awards).	Incorporated by reference to Exhibit 10.33 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.34	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2021 awards)	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.35*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
10.36*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.37*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.5 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.38*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 10.30 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.39*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 99.6 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.40*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 10.32 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).

10.41*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.7 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.42*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 10.34 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.43	Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21.1 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 001-34680)
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
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

(c) Financial Statement Schedules.

Schedule I

Consolidated Summary of Investments — Other Than Investments in Related Parties

PRIMERICA, INC.

	December 31, 2022
Type of Investment	Cost	Fair value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds(1):
United States government and government agencies and authorities	$111,419	$105,841	$105,841
States, municipalities, and political subdivisions	142,189	122,245	122,245
Foreign governments	163,725	152,915	152,915
All other corporate bonds(1)	3,828,276	3,454,656	3,559,311
Certificates of deposit	176	176	176
Redeemable preferred stocks	4,248	3,586	3,586
Total fixed maturities	4,250,033	3,839,419	3,944,074

Equity securities:
Common stocks:
Public utilities	6,469	9,719	9,719
Banks, trusts and insurance companies	13,934	13,979	13,979
Industrial, miscellaneous and all other	7,189	10,739	10,739
Nonredeemable preferred stocks	1,838	967	967
Total equity securities	29,430	35,404	35,404
Policy loans and other invested assets	48,713	48,713	48,713
Short-term investments	69,393	69,406	69,406
Total investments	$4,397,569	$3,992,942	$4,097,597

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

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Balance Sheets

	December 31,
	2022	2021
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $112,052 in 2022 and $107,969 in 2021)	$107,538	$109,547
Short-term investments available-for-sale, at fair value (amortized cost: $39,270 in 2022 and $85,246 in 2021)	39,285	85,243
Equity securities, at fair value (historical cost: $2,517 in 2022 and $2,486 in 2021)	2,572	3,059
Total investments	149,395	197,849
Cash and cash equivalents	157,462	97,513
Due from affiliates*	9,825	184,733
Other receivables	785	4,348
Income tax receivable	493	4,330
Deferred income taxes	6,902	8,475
Investment in subsidiaries*	1,994,309	2,190,437
Other assets	946	1,005
Total assets	$2,320,117	$2,688,690

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	592,905	592,102
Deferred income taxes	2,434	2,482
Interest payable	1,913	1,913
Other liabilities	1,366	2,410
Commitments and contingent liabilities (see Note F)
Total liabilities	598,618	598,907

Temporary Stockholders' Equity
Redeemable noncontrolling interests in consolidated entities	-	7,271
Permanent Stockholders' Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 in 2022 and 2021; issued and outstanding 36,824 shares in 2022 and 39,368 shares in 2021)	368	394
Paid-in capital	-	5,224
Retained earnings	1,973,403	2,004,506
Accumulated other comprehensive income, net of income tax	(252,272)	72,388
Total permanent stockholders’ equity	1,721,499	2,082,512
Total liabilities and temporary and permanent stockholders’ equity	$2,320,117	$2,688,690

* Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Income

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Revenues:
Dividends from subsidiaries*	$450,929	$387,355	$378,063
Net investment income	3,916	1,503	3,670
Realized investment gains (losses)	872	115	112
Other investment gains (losses)	(519)	259	63
Investment gains (losses), including credit losses	353	374	175
Total revenues	455,198	389,232	381,908
Expenses:
Interest expense, net	11,066	15,675	18,673
Loss on extinguishment of debt	-	8,927	-
Other operating expenses	13,358	26,421	13,903
Total expenses	24,424	51,023	32,576
Income before income taxes	430,774	338,209	349,332
Income taxes	(1,504)	(5,786)	(3,540)
Income before equity in undistributed earnings of subsidiaries	432,278	343,995	352,872
Equity in undistributed earnings of subsidiaries*	(59,266)	29,362	33,292
Net income	$373,012	$373,357	$386,164

* Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$373,012	$373,357	$386,164
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	(299,847)	(63,089)	62,618
Change in unrealized holding gains (losses) on investment securities	(5,201)	(1,483)	1,372
Reclassification adjustment for realized investment (gains) losses included in net income	(872)	(115)	(175)
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains (losses) of subsidiaries	(20,015)	7,033	7,343
Total other comprehensive income (loss) before income taxes	(325,935)	(57,654)	71,158
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,275)	(336)	250
Other comprehensive income (loss), net of income taxes	(324,660)	(57,318)	70,908
Total comprehensive income	$48,352	$316,039	$457,072

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Cash Flows

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$373,012	$373,357	$386,164
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries* (1)	29,960	(283)	(42,030)
Deferred tax provision	2,800	(3,751)	2,553
Change in income taxes	3,837	(1,696)	(1,607)
Investment (gains) losses	(353)	(374)	(175)
Accretion and amortization of investments	205	1,448	1,777
Share-based compensation	1,592	1,559	1,447
Change in due to/from affiliates* (2)	4,458	(34,886)	(2,580)
Trading securities sold, matured, or called (acquired), net	-	-	(6)
Change in other operating assets and liabilities, net	1,967	(9,519)	3,030
Loss on extinguishment of debt	-	8,927	-
Net cash provided by (used in) operating activities	417,478	334,782	348,573

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed maturity securities — sold	409	-	26,256
Fixed-maturity securities — matured or called	94,960	91,710	131,894
Short-term investments —sold	-	50,065	-
Short-term investments — matured or called	85,302	40,000	-
Equity securities — sold	16	718	212
Available-for-sale investments acquired:
Fixed-maturity securities(1)	(57,762)	(84,564)	(36,190)
Short-term investments	(39,090)	(176,125)	-
Equity securities acquired	(7)	(1,155)	(76)
Purchase of business, net of cash acquired	3,867	(494,459)	-
Net cash provided by (used in) investing activities	87,695	(573,810)	122,096

Cash flows from financing activities:
Dividends paid	(83,783)	(74,636)	(64,346)
Common stock repurchased	(356,306)	(18,751)	(231,431)
Proceeds from revolving credit facility	-	125,000	-
Repayment of revolving credit facility	-	(125,000)	-
Proceeds from issuance of debt	-	597,300	-
Debt issuance costs	-	(5,332)	-
Repayment of debt	-	(383,691)	-
Tax withholdings on share-based compensation	(5,135)	(6,652)	(5,739)
Net cash provided by (used) in financing activities	(445,224)	108,238	(301,516)
Change in cash and cash equivalents	59,949	(130,790)	169,153
Cash and cash equivalents, beginning of period	97,513	228,303	59,150
Cash and cash equivalents, end of period	$157,462	$97,513	$228,303

Supplement disclosures:
Interest paid	$17,053	$20,150	$18,118

* Eliminated in consolidation.

(1)
Does not include $41.3 million and $33.6 million of fixed-maturity securities transferred from subsidiaries in the form of noncash dividend for the years ended December 31, 2022 and 2020, respectively. There were no fixed-maturity securities transferred from subsidiaries in the form of noncash dividends for the year ended December 31, 2021.
(2)
Does not include $170.5 million reduction in due from affiliates for the conversion of a subsidiary note to an equity contribution in that subsidiary during the year ended December 31, 2022.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Notes to Condensed Financial Statements

(A) Description of Business

Primerica, Inc. (“we”, “us” or the “Company”) is a holding company with our primary asset being the capital stock of our wholly owned operating subsidiaries, and our primary liability being $600.0 million in principal amount of senior unsecured notes issued in a public offering in 2021 (the “Senior Notes”). Our subsidiaries assist clients in meeting their needs for term life insurance, which our insurance subsidiaries underwrite, and mutual funds, annuities, managed investments and other financial products, which our subsidiaries distribute primarily on behalf of third parties. We acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. on July 1, 2021 and the remaining 20% of e-TeleQuote on July 1, 2022. e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Our primary subsidiaries include the following entities: Primerica Financial Services, LLC, a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; PFS Investments Inc., an investment products company and broker-dealer; and Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada and PFSL Investments Canada Ltd. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company, a New York insurance company. In addition, we established Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) as special purpose financial captive insurance companies domiciled in Vermont and wholly owned subsidiaries of Primerica Life.

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

(C) Note Payable

Notes Payable – Long term. As of December 31, 2022, we had $600.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in November 2021 at a price of 99.550% of the principal amount with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19, and are scheduled to mature on November 19, 2031. As of December 31, 2022, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2022.

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

(D) Revolving Credit Facility

On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a LIBOR rate loan, or a base rate loan. LIBOR rate loans bear interest at a periodic rate equal to one-, three-, six-, or 12-month LIBOR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month LIBOR plus 1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that LIBOR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for LIBOR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the year ended December 31, 2022, no amounts were drawn under the Revolving Credit Facility. As of December 31, 2022, we were in compliance with the covenants of the Revolving Credit Facility. Furthermore, no events of default occurred under the Revolving Credit Facility during the year ended December 31, 2022.

(E) Dividends

For the years ended December 31, 2022, 2021, and 2020, the Company received dividends from our non-life insurance subsidiaries of $173.0 million, $217.1 million, and $185.5 million, respectively. For the years ended December 31, 2022, 2021, and 2020, the Company received dividends from our life insurance subsidiaries of $277.9 million, $170.2 million, and $192.5 million, respectively.

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

Schedule III

Supplementary Insurance Information

PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned and advance premiums	Policy claims and other benefits payable	Separate account liabilities
	(In thousands)
December 31, 2022
Term Life Insurance	$3,008,330	$7,181,525	$14,992	$525,877	$-
Investment and Savings Products	53,127	-	-	-	2,305,688
Senior Health	-	-	-	-	-
Corporate and Other Distributed Products	20,429	209,275	430	12,373	29
Total	$3,081,886	$7,390,800	$15,422	$538,250	$2,305,717

December 31, 2021
Term Life Insurance	$2,859,758	$6,927,789	$15,982	$573,316	$-
Investment and Savings Products	62,278	-	-	-	2,799,954
Senior Health	-	-	-	-	-
Corporate and Other Distributed Products	21,746	210,860	455	12,066	38
Total	$2,943,782	$7,138,649	$16,437	$585,382	$2,799,992

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
	(In thousands)
Year ended December 31, 2022
Term Life Insurance	$1,585,646	$51,160	$649,530	$342,925	$246,131	$-
Investment and Savings Products	-	-	-	12,141	611,961	-
Senior Health	-	-	-	-	161,355	-
Corporate and Other Distributed Products	14,582	41,905	16,219	1,077	185,045	602
Total	$1,600,228	$93,065	$665,749	$356,143	$1,204,492	$602

Year ended December 31, 2021
Term Life Insurance	$1,490,230	$36,486	$703,897	$241,451	$215,719	$-
Investment and Savings Products	-	-	-	8,668	658,595	-
Senior Health	-	-	-	-	145,490	-
Corporate and Other Distributed Products	15,654	44,102	18,856	1,060	204,825	670
Total	$1,505,884	$80,588	$722,753	$251,179	$1,224,629	$670

Year ended December 31, 2020
Term Life Insurance	$1,309,661	$27,030	$593,948	$216,208	$200,063	$-
Investment and Savings Products	-	-	-	7,055	509,167	-
Corporate and Other Distributed Products	16,722	56,784	21,621	1,058	161,691	701
Total	$1,326,383	$83,814	$615,569	$224,321	$870,921	$701

See the report of independent registered public accounting firm.

Schedule IV

Reinsurance

PRIMERICA, INC.

	Year ended December 31, 2022
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$919,081,738	$787,907,229	$-	$131,174,509	—%

Premiums:
Life insurance	$3,229,229	$1,629,634	$-	$1,599,595	—%
Accident and health insurance	891	258	-	633	—%
Total premiums	$3,230,120	$1,629,892	$-	$1,600,228	—%

	Year ended December 31, 2021
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$905,819,671	$777,826,233	$-	$127,993,438	—%

Premiums:
Life insurance	$3,121,167	$1,615,966	$-	$1,505,201	—%
Accident and health insurance	981	298	-	683	—%
Total premiums	$3,122,148	$1,616,264	$-	$1,505,884	—%

	Year ended December 31, 2020
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$861,392,223	$742,356,917	$-	$119,035,306	—%

Premiums:
Life insurance	$2,906,083	$1,580,427	$-	$1,325,656	—%
Accident and health insurance	1,066	339	-	727	—%
Total premiums	$2,907,149	$1,580,766	$-	$1,326,383	—%

See the report of independent registered public accounting firm.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Alison S. Rand	February 28, 2023
Alison S. Rand
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board	February 28, 2023
D. Richard Williams

/s/ Glenn J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2023
Glenn J. Williams

/s/ Alison S. Rand	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023
Alison S. Rand

/s/ John A. Addison, Jr.	Director	February 28, 2023
John A. Addison, Jr.

/s/ Joel M. Babbit	Director	February 28, 2023
Joel M. Babbit

/s/ P. George Benson	Director	February 28, 2023
P. George Benson

/s/ Amber L. Cottle	Director	February 28, 2023
Amber L. Cottle

/s/ Gary L. Crittenden	Director	February 28, 2023
Gary L. Crittenden

/s/ Cynthia N. Day	Director	February 28, 2023
Cynthia N. Day

/s/ Sanjeev Dheer	Director	February 28, 2023
Sanjeev Dheer

/s/ Beatriz R. Perez	Director	February 28, 2023
Beatriz R. Perez

/s/ Barbara A. Yastine	Director	February 28, 2023
Barbara A. Yastine