Form 10-Q
period 2023-03-31
Primerica, Inc.
filed 2023-05-09
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, the registrant had 36,226,210 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets – Unaudited

	March 31, 2023	December 31, 2022
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,822,996 in 2023 and $2,801,415 in 2022)	$2,558,626	$2,495,456
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,388,411 in 2023 and $1,340,265 in 2022)	1,460,000	1,444,920
Short-term investments available-for-sale, at fair value (amortized cost: $70,185 in 2023 and $69,393 in 2022)	70,187	69,406
Equity securities, at fair value (historical cost: $29,475 in 2023 and $29,430 in 2022)	33,984	35,404
Trading securities, at fair value (cost: $19,033 in 2023 and $4,229 in 2022)	18,497	3,698
Policy loans and other invested assets	50,003	48,713
Total investments	4,191,297	4,097,597
Cash and cash equivalents	515,090	489,240
Accrued investment income	22,153	20,885
Reinsurance recoverables	3,179,074	3,176,397
Deferred policy acquisition costs, net	3,256,845	3,194,029
Renewal commissions receivable	194,409	200,043
Agent balances, due premiums and other receivables	259,759	254,276
Goodwill	127,707	127,707
Intangible assets, net (accumulated amortization: $18,375 in 2023 and $15,750 in 2022)	182,900	185,525
Income taxes	106,310	97,972
Operating lease right-of-use assets	38,575	40,500
Other assets	391,605	428,259
Separate account assets	2,329,968	2,305,717
Total assets	$14,795,692	$14,618,147

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,561,624	$6,297,906
Unearned and advance premiums	16,703	15,422
Policy claims and other benefits payable	498,483	538,250
Other policyholders’ funds	481,561	483,769
Note payable	593,106	592,905
Surplus note	1,459,565	1,444,469
Income taxes	199,394	202,462
Operating lease liabilities	43,955	45,995
Other liabilities	615,780	580,780
Payable under securities lending	74,452	100,938
Separate account liabilities	2,329,968	2,305,717
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,874,591	12,608,613

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	-	-
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 shares in 2023 and 2022; issued and outstanding 36,407 shares in 2023 and 36,824 shares in 2022)	364	368
Paid-in capital	-	-
Retained earnings	2,151,771	2,130,935
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	(11,679)	131,295
Unrealized foreign currency translation gains (losses)	(11,198)	(12,196)
Net unrealized investment gains (losses) on available-for-sale securities	(208,157)	(240,868)
Total permanent stockholders’ equity	1,921,101	2,009,534
Total liabilities and temporary and permanent stockholders’ equity	$14,795,692	$14,618,147

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended March 31,
	2023	2022
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$817,872	$798,666
Ceded premiums	(405,347)	(399,885)
Net premiums	412,525	398,781
Commissions and fees	231,547	251,800
Investment income net of investment expenses	47,500	34,420
Interest expense on surplus note	(16,435)	(15,515)
Net investment income	31,065	18,905
Realized investment gains (losses)	(985)	577
Other investment gains (losses)	(3,623)	174
Investment gains (losses)	(4,608)	751
Other, net	19,507	20,989
Total revenues	690,036	691,226

Benefits and expenses:
Benefits and claims	168,702	168,288
Future policy benefits remeasurement (gain) loss	(508)	(1,272)
Amortization of deferred policy acquisition costs	67,358	63,223
Sales commissions	110,874	133,924
Insurance expenses	61,125	59,509
Insurance commissions	8,138	7,721
Contract acquisition costs	14,984	20,649
Interest expense	6,690	6,853
Other operating expenses	89,536	86,435
Total benefits and expenses	526,899	545,330
Income before income taxes	163,137	145,896
Income taxes	38,031	33,512
Net income	125,106	112,384
Net income (loss) attributable to noncontrolling interests	-	(2,655)
Net income attributable to Primerica, Inc.	$125,106	$115,039

Earnings per share attributable to common stockholders:
Basic earnings per share	$3.39	$2.92
Diluted earnings per share	$3.38	$2.91

Weighted-average shares used in computing earnings per share:
Basic	36,710	39,221
Diluted	36,804	39,332

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended March 31,
	2023	2022
	(In thousands)
Net income	$125,106	$112,384
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	38,549	(164,937)
Reclassification adjustment for investment (gains) losses included in net income	3,137	(658)
Effect of change in discount rate assumptions on the liability for future policy benefits	(182,045)	821,904
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	998	3,289
Total other comprehensive income (loss) before income taxes	(139,361)	659,598
Income tax expense (benefit) related to items of other comprehensive income (loss)	(30,096)	140,384
Other comprehensive income (loss), net of income taxes	(109,265)	519,214
Total comprehensive income (loss)	15,841	631,598
Net income (loss) attributable to noncontrolling interests	-	(2,655)
Comprehensive income (loss) attributable to Primerica, Inc.	$15,841	$634,253

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity– Unaudited

	Three months ended March 31,
	2023	2022
	(In thousands)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$368	$394
Repurchases of common stock	(6)	(7)
Net issuance of common stock	2	1
Balance, end of period	364	388

Paid-in capital:
Balance, beginning of period	-	5,224
Share-based compensation	16,622	14,820
Net issuance of common stock	(2)	(1)
Repurchases of common stock	(16,620)	(20,043)
Balance, end of period	-	-

Retained earnings:
Adjusted balance, beginning of period	2,130,935	2,074,111
Net income attributable to Primerica, Inc.	125,106	115,039
Dividends	(23,910)	(21,645)
Repurchases of common stock	(80,360)	(83,813)
Balance, end of period	2,151,771	2,083,692

Accumulated other comprehensive income (loss), net of income tax:
Adjusted balance, beginning of period	(121,769)	(1,168,399)
Effect of change in discount rate assumptions on the liability for future policy benefits	(142,974)	646,141
Change in foreign currency translation adjustment	998	3,289
Change in net unrealized investment gains (losses) during the period	32,711	(130,216)
Balance, end of period	(231,034)	(649,185)

Total permanent stockholders’ equity	$1,921,101	$1,434,895

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$-	$7,271
Net income (loss) attributable to noncontrolling interests	-	(2,655)
Balance, end of period	$-	$4,616

Dividends declared per share	$0.65	$0.55

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three months ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$125,106	$112,384
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	(9,799)	(161,385)
Deferral of policy acquisition costs	(126,640)	(130,881)
Amortization of deferred policy acquisition costs	67,358	63,223
Change in income taxes	18,713	14,171
Investment (gains) losses	4,608	(751)
Accretion and amortization of investments	(309)	1,356
Depreciation and amortization	8,547	8,688
Change in reinsurance recoverables	47,766	248,511
Change in agent balances, due premiums and other receivables	(5,486)	2,245
Change in renewal commissions receivable	5,634	18,576
Trading securities sold, matured, or called (acquired), net	(14,808)	11,273
Share-based compensation	12,129	12,437
Change in other operating assets and liabilities, net	43,127	14,452
Net cash provided by (used in) operating activities	175,946	214,299

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	5,179	1,227
Fixed-maturity securities — matured or called	80,251	96,336
Short-term investments — matured or called	-	41,550
Equity securities — sold	5	-
Equity securities — matured or called	-	3,000
Available-for-sale investments acquired:
Fixed-maturity securities	(108,713)	(250,932)
Equity securities — acquired	(47)	(44)
Purchases of property and equipment and other investing activities, net	(7,861)	(7,676)
Cash collateral received (returned) on loaned securities, net	(26,486)	(1,358)
Sales (purchases) of short-term investments using securities lending collateral, net	26,486	1,358
Purchase of business, net of cash acquired	-	3,867
Net cash provided by (used in) investing activities	(31,186)	(112,672)

Cash flows from financing activities:
Dividends paid	(23,910)	(21,645)
Common stock repurchased	(85,275)	(99,010)
Payment on note issued to seller of business	-	(9,000)
Tax withholdings on share-based compensation	(9,739)	(4,852)
Finance leases	(68)	(64)
Net cash provided by (used in) financing activities	(118,992)	(134,571)
Effect of foreign exchange rate changes on cash	82	222
Change in cash and cash equivalents	25,850	(32,722)
Cash and cash equivalents, beginning of period	489,240	392,501
Cash and cash equivalents, end of period	$515,090	$359,779

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading provider of financial products to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. (“Primerica Health”) on July 1, 2021 and the remaining 20% of e-TeleQuote on July 1, 2022. e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Our other primary subsidiaries include the following entities: Primerica Financial Services, LLC, a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd.; and PFS Investments Inc., an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company, a New York insurance company. Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2023 and December 31, 2022, the statements of income, comprehensive income, and stockholders’ equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”).

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

New Accounting Principles. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12” or “LDTI”). The amendments in this update change accounting guidance for insurance companies that issue long-duration contracts, such as term life insurance and segregated funds products. ASU 2018-12 requires companies that issue long-duration insurance contracts to update assumptions used in measuring the liability for future policy benefits (“LFPB”) and DAC, including mortality, disability, and persistency, at least annually instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also changes how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring both the LFPB and ceded reserves that are part of reinsurance recoverables while increasing the level of financial statement disclosures required.

The Company adopted ASU 2018-12 on January 1, 2023 through the modified retrospective method, which applies the provisions of the standard by pivoting off the historical December 31, 2020 liability for future policy benefits (“Pre-transition Reserve”) and DAC balances just prior to January 1, 2021 (the “Transition Date”). Upon adoption, the Company recorded the following adjustments to its consolidated balance sheet as of the Transition Date.

•
LDTI requires entities to use market observable rates, based on an upper-medium grade fixed income instrument yield, to measure future policy benefits reserves each period. The difference between the LFPB calculated using market observable rates and the Pre-transition Reserve was recognized as part of accumulated other comprehensive income (“AOCI”) at the Transition Date. Given how low market observable rates were at the Transition Date, we recorded a reduction to AOCI of approximately $1.5 billion, net of income tax, as of January 1, 2021. Market observable rates have increased since the Transition Date, which resulted in a cumulative decrease to AOCI of $11.7 million as of March 31, 2023.
•
Under LDTI, policies are grouped into cohorts and the net premium ratio for each policy cohort is used to calculate the LFPB. At the Transition Date, the “Net Premium Ratio” is defined as the present value of future benefits, which includes claim settlement expenses less the Pre-transition Reserve divided by the present value of the gross premiums. Expected future benefits and gross premiums use best estimate cash flow assumptions and the locked-in discount rate at the Transition Date is used in the calculation. Under LDTI, a cohort’s Net Premium Ratio is capped at 100%. The adjustment necessary at the Transition Date to cap the Net Premium Ratio for cohorts at 100% was approximately $23 million, which was recognized as a reduction to retained earnings as of January 1, 2021. The identified impact from capping the Net Premium Ratio at 100% was solely attributable to a limited amount of older policy year cohorts.

All prior period financial information included in the accompanying condensed consolidated financial statements has been restated to reflect the adoption of ASU 2018-12.

The Company's restated permanent and temporary stockholders' equity from the date of adoption through December 31, 2022 is as follows:

	Year ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
	(In thousands)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$394	$393
Repurchases of common stock	(28)	(1)
Net issuance of common stock	2	2
Balance, end of period	368	394

Paid-in capital:
Balance, beginning of period	5,224	-
Share-based compensation	33,624	31,043
Net issuance of common stock	(2)	(2)
Repurchases of common stock	(41,079)	(25,817)
Redemption of noncontrolling interest in consolidated entities	2,233	-
Balance, end of period	-	5,224

Retained earnings:
Balance, beginning of period	2,074,111	1,705,786
Cumulative effect of adoption of new accounting standards - ASU 2018-12, net of income tax	-	(22,847)
Adjusted balance	2,074,111	1,682,939
Net income	460,939	465,808
Dividends	(83,783)	(74,636)
Repurchases of common stock	(320,332)	-
Balance, end of period	2,130,935	2,074,111

Accumulated other comprehensive income (loss), net of income tax:
Balance, beginning of period	(1,168,399)	129,706
Cumulative effect of adoption of new accounting standards - ASU 2018-12	-	(1,510,618)
Adjusted balance	(1,168,399)	(1,380,912)
Effect of change in discount rate assumptions on the liability for future policy benefits	1,372,022	269,895
Change in foreign currency translation adjustment	(20,747)	6,973
Change in net unrealized investment gains (losses) during the period:	(304,645)	(64,355)
Balance, end of period	(121,769)	(1,168,399)
Total permanent stockholders’ equity	$2,009,534	$911,330

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$7,271	$-
Acquisition of noncontrolling interest	-	8,438
Net income (loss) attributable to noncontrolling interests	(5,038)	(1,377)
Changes in noncontrolling interests in consolidated entities, net	-	210
Redemption of noncontrolling interest in consolidated entities	(2,233)
Balance, end of period	$-	$7,271

The impact on the Company's previously reported consolidated balance sheet as of December 31, 2022 is as follows:

Consolidated Balance Sheet
December 31, 2022

	As Previously Reported	Adoption Impacts (Unaudited)	As Adjusted (Unaudited)
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,801,415)	$2,495,456	$-	$2,495,456
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,340,265)	1,444,920	-	1,444,920
Short-term investments available-for-sale, at fair value (amortized cost: $69,393)	69,406	-	69,406
Equity securities, at fair value (historical cost: $29,430)	35,404	-	35,404
Trading securities, at fair value (cost: $4,229)	3,698	-	3,698
Policy loans and other invested assets	48,713	-	48,713
Total investments	4,097,597	-	4,097,597
Cash and cash equivalents	489,240	-	489,240
Accrued investment income	20,885	-	20,885
Reinsurance recoverables	4,015,909	(839,512)	3,176,397
Deferred policy acquisition costs, net	3,081,886	112,143	3,194,029
Renewal commissions receivable	200,043	-	200,043
Agent balances, due premiums and other receivables	254,276	-	254,276
Goodwill	127,707	-	127,707
Intangible assets	185,525	-	185,525
Deferred income taxes	101,333	(3,361)	97,972
Operating lease right-of-use assets	40,500	-	40,500
Other assets	428,259	-	428,259
Separate account assets	2,305,717	-	2,305,717
Total assets	$15,348,877	$(730,730)	$14,618,147

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$7,390,800	$(1,092,894)	$6,297,906
Unearned and advance premiums	15,422	-	15,422
Policy claims and other benefits payable	538,250	-	538,250
Other policyholders’ funds	483,769	-	483,769
Note payable	592,905	-	592,905
Surplus note	1,444,469	-	1,444,469
Income tax payable	36,876	-	36,876
Deferred income taxes	91,457	74,129	165,586
Operating lease liabilities	45,995	-	45,995
Other liabilities	580,780	-	580,780
Payable under securities lending	100,938	-	100,938
Separate account liabilities	2,305,717	-	2,305,717
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	13,627,378	(1,018,765)	12,608,613

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	-	-	-
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 shares; issued and outstanding 36,824)	368	-	368
Paid-in capital	-	-	-
Retained earnings	1,973,403	157,532	2,130,935
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	-	131,295	131,295
Unrealized foreign currency translation gains (losses)	(11,404)	(792)	(12,196)
Net unrealized investment gains (losses) on available-for-sale securities	(240,868)	-	(240,868)
Total permanent stockholders’ equity	1,721,499	288,035	2,009,534
Total liabilities and temporary and permanent stockholders’ equity	$15,348,877	$(730,730)	$14,618,147

The impact on the Company's previously reported condensed consolidated statement of income for the three months ended March 31, 2022 is as follows:

Condensed Consolidated Statement of Income
Three months ended March 31, 2022

	As Previously Reported (Unaudited)	Adoption Impacts (Unaudited)	As Adjusted (Unaudited)
	(In thousands)
Revenues:
Direct premiums	$798,666	$-	$798,666
Ceded premiums	(399,885)	-	(399,885)
Net premiums	398,781	-	398,781
Commissions and fees	251,800	-	251,800
Investment income net of investment expenses	34,420	-	34,420
Interest expense on surplus note	(15,515)	-	(15,515)
Net investment income	18,905	-	18,905
Realized investment gains (losses)	577	-	577
Other investment gains (losses)	174	-	174
Investment gains (losses)	751	-	751
Other, net	20,989	-	20,989
Total revenues	691,226	-	691,226

Benefits and expenses:
Benefits and claims	187,069	(18,781)	168,288
Future policy benefits remeasurement (gain) loss	-	(1,272)	(1,272)
Amortization of deferred policy acquisition costs	86,063	(22,840)	63,223
Sales commissions	133,924	-	133,924
Insurance expenses	59,509	-	59,509
Insurance commissions	7,721	-	7,721
Contract acquisition costs	20,649	-	20,649
Interest expense	6,853	-	6,853
Other operating expenses	86,435	-	86,435
Total benefits and expenses	588,223	(42,893)	545,330
Income before income taxes	103,003	42,893	145,896
Income taxes	24,239	9,273	33,512
Net income	78,764	33,620	112,384
Net income (loss) attributable to noncontrolling interests	(2,655)	-	(2,655)
Net income attributable to Primerica, Inc.	$81,419	$33,620	$115,039

Earnings per share attributable to common stockholders:
Basic earnings per share	$2.07	$0.85	$2.92
Diluted earnings per share	$2.06	$0.85	$2.91

Weighted-average shares used in computing earnings per share:
Basic	39,221	-	39,221
Diluted	39,332	-	39,332

Transition Impact on the Liability for Future Policy Benefits.

The Company adopted ASU 2018-12 using the modified retrospective transition method. As part of the transition disclosures ASU 2018-12 requires a reconciliation of the adoption impacts to the Company’s LFPB, separated between the changes in the present value of expected net premiums and the present value of expected future policy benefits as of the Transition Date. Theses balances are presented before reinsurance and income taxes for the Term Life Insurance segment, which makes up the substantial portion of the Company's long-duration insurance contract liabilities.

Transition Impact at January 1, 2021
(In thousands)
Present Value of Expected Premiums	Term Life
Balance at December 31, 2020	$10,867,358
Impact to retained earnings from capping Transition Date net premium ratio	(137,112)
Balance at original discount rate	10,730,246
Effect of changes in discount rate assumptions	2,774,082
Balance at January 1, 2021	$13,504,328

Present Value of Expected Future Policy Benefits
Balance at December 31, 2020	$17,445,700
Effect of changes in discount rate assumptions	5,624,494
Balance at January 1, 2021	$23,070,194

Recently-issued accounting guidance not discussed above is not applicable, is not material to our unaudited condensed consolidated financial statements, or did not or is not expected to have a material impact on our business.

Changes to Accounting Policies. All significant accounting policies remain unchanged from the 2022 Annual Report except for the following:

DAC. We defer incremental direct costs of successful contract acquisitions that result from and are essential to the contract transaction(s) and that would not have been incurred had the contract transaction(s) not occurred. These deferred policy acquisition costs mainly include commissions, underwriting costs and certain other policy issuance expenses associated with successful contract acquisitions. All other acquisition-related costs, including unsuccessful acquisition and renewal efforts, are charged to expense as incurred. Also, administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and are charged to expense as incurred.

DAC for term life insurance policies is amortized on a constant-level basis over the expected term of the contracts using face amount as the unit of measure. Contracts are grouped by cohorts consistent with the grouping used in estimating the LFPB. The cohorts are defined by the legal entity that issued the policy and the year the policy was issued. Assumptions of face amounts used to amortize DAC for term life insurance policies, including persistency and mortality, are consistent with the assumptions used in estimating the LFPB.

DAC for Canadian segregated funds is amortized on a constant-level basis over the expected term of the contracts using policy count as the unit of measure. Contracts are grouped by cohorts based on the issue year of the policy.

Interest is not accrued on unamortized DAC balances and DAC is not subject to impairment testing.

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

These Funds primarily consist of a series of branded investment funds known as the Asset Builder Funds, a registered retirement fund known as the Strategic Retirement Income Fund (“SRIF”), and a money market fund known as the Cash Management Fund. The principal investment objective of the Asset Builder Funds is to achieve long-term growth while preserving capital. The principal objective of the SRIF is to provide a stream of investment income during retirement plus the opportunity for modest capital appreciation. The Asset Builder Funds and the SRIF use diversified portfolios of publicly-traded Canadian stocks, investment-grade corporate bonds, Government of Canada bonds, and foreign equity investments to achieve their objectives. The Cash Management Fund invests in government guaranteed short-term bonds and short-term commercial and bank papers, with the principal investment objective being the provision of interest income while maintaining liquidity and preserving capital.

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

Both the asset and the liability for the separate accounts reflect the net value of the underlying assets in the portfolio as of the reporting date. Primerica Life Canada’s exposure to losses under the guarantee at the time of account maturity is limited to contract holder accounts that have declined in value more than 25%, adjusted for withdrawals since the contribution date, prior to maturity. As maturity dates are of a long-term nature, the likelihood that guarantee payments will be required at any given point is very small. Additionally, the portfolios consist of a very large number of individual contracts, further spreading the risk related to the guarantee. The length of the contract terms provides significant opportunity for the underlying portfolios to recover any short-term losses prior to maturity or the death of the contract holder. The Company has estimated the fair value associated with the market risk benefits provided by these limited guarantees to be immaterial. Furthermore, the Funds investment allocations are aligned with the maturity risks of the related contracts and include investments in Government Strip Bonds and floating-rate notes.

Future Policy Benefits. The LFPB on traditional life insurance products is established for future policy benefits, which includes death benefits, waiver of premium benefits and claim settlement expenses. The LFPB is calculated as the present value of expected future benefits less the present value of expected future net premiums receivable under the contracts. Net premiums are defined as the portion of the gross premiums received from policyholders that are needed to pay for all benefits.

The assumptions underlying the LFPB include mortality, persistency, disability rates, and other assumptions that reflect our best estimate based on our historical experience and modified, as necessary, to reflect non-recurring and/or anticipated trends.

The LFPB is estimated by grouping insurance policies into cohorts. Policy cohorts for the Term Life Insurance segment are based on the legal entity that issued the policy and the year the policy was issued.

The cash flows and assumptions underlying the LFPB are unlocked each quarter to reflect differences between actual and expected experience. In general, assumption changes, to the extent necessary, are expected to only occur during the third quarter when we update our experience studies. However, they may occur at any time based on emerging experience.

The impact of unlocking will be partly reflected in the current period and partly spread to future periods based on the remaining duration of the impacted cohort(s). The catch-up is retroactive back to the later of the Transition Date or issue date, after reinsurance recoverables and is recognized as a remeasurement gain or loss as a separate component of benefits and claims expense in the consolidated statements of income.

The ceded reserve balances included in reinsurance recoverables are calculated in the same manner as the LFPB by cohort and apply best estimate assumptions and quarterly unlocking.

The Company uses discount rates applied by country to align with local currency cash flows. Discount rates consist of yield curves that are developed using Bloomberg’s Evaluated Pricing Product (BVAL) based on senior unsecured fixed rate bonds ratings of A+, A or A-. The discount rate assumption is updated quarterly and the impact of remeasuring the net LFPB, after reinsurance recoverables from changes in the locked-in discount rate assumption is reflected in other comprehensive income in the consolidated statements of comprehensive income.

The LFPB we establish are necessarily based on estimates, assumptions and our analysis of historical experience. Our results depend upon the extent to which our actual experience is consistent with the assumptions we use in determining the LFPB. The assumptions and estimates underlying the LFPB require significant judgment and, therefore, are inherently uncertain.

(2) Segment and Geographical Information

Segments. We have three primary operating segments — Term Life Insurance, Investment and Savings Products, and Senior Health. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Revenues:
Term life insurance segment	$421,069	$406,983
Investment and savings products segment	210,202	241,039
Senior health segment	18,710	5,831
Corporate and other distributed products segment	40,055	37,373
Total revenues	$690,036	$691,226

Net investment income:
Term life insurance segment	$-	$-
Investment and savings products segment	-	-
Senior health segment	-	-
Corporate and other distributed products segment	31,065	18,905
Total net investment income	$31,065	$18,905

Amortization of DAC:
Term life insurance segment	$65,503	$61,369
Investment and savings products segment	1,493	1,446
Senior health segment	-	-
Corporate and other distributed products segment	362	408
Total amortization of DAC	$67,358	$63,223

Non-cash share-based compensation expense:
Term life insurance segment	$1,850	$2,125
Investment and savings products segment	993	1,204
Senior health segment	160	-
Corporate and other distributed products segment	9,071	9,108
Total non-cash share-based compensation expense	$12,074	$12,437

Income (loss) before income taxes:
Term life insurance segment	$126,736	$118,576
Investment and savings products segment	56,106	67,039
Senior health segment	(3,762)	(23,085)
Corporate and other distributed products segment	(15,943)	(16,634)
Total income (loss) before income taxes	$163,137	$145,896

Total assets by segment were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Assets:
Term life insurance segment	$6,506,068	$6,433,880
Investment and savings products segment (1)	2,454,810	2,424,256
Senior health segment	429,884	431,993
Corporate and other distributed products segment	5,404,930	5,328,018
Total assets	$14,795,692	$14,618,147

(1) The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $124.9 million and $118.5 million as of March 31, 2023 and December 31, 2022, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets and condensed consolidated statements of income, were as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Revenues by country:
United States	$603,850	$586,153
Canada	86,186	105,073
Total revenues	$690,036	$691,226

	March 31, 2023	December 31, 2022
	(In thousands)
Long-lived assets by country:
United States	$48,835	$49,637
Canada	2,689	2,803
Other	215	217
Total long-lived assets	$51,739	$52,657

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,976	$26	$(571)	$9,431
Foreign government	157,424	1,234	(9,053)	149,605
States and political subdivisions	138,835	239	(15,799)	123,275
Corporates	1,701,254	5,056	(148,291)	1,558,019
Residential mortgage-backed securities	476,070	456	(67,980)	408,546
Commercial mortgage-backed securities	142,789	43	(15,114)	127,718
Other asset-backed securities	196,648	410	(15,026)	182,032
Total fixed-maturity securities	2,822,996	7,464	(271,834)	2,558,626
Short-term investments	70,185	7	(5)	70,187
Total fixed-maturity and short-term investments	$2,893,181	$7,471	$(271,839)	$2,628,813

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$31,217	$18	$(767)	$30,468
Foreign government	163,725	780	(11,590)	152,915
States and political subdivisions	142,189	112	(20,056)	122,245
Corporates	1,665,962	2,439	(171,552)	1,496,849
Residential mortgage-backed securities	473,309	370	(71,949)	401,730
Commercial mortgage-backed securities	139,306	3	(16,342)	122,967
Other asset-backed securities	185,707	108	(17,533)	168,282
Total fixed-maturity securities	2,801,415	3,830	(309,789)	2,495,456
Short-term investments	69,393	20	(7)	69,406
Total fixed-maturity and short-term investments	$2,870,808	$3,850	$(309,796)	$2,564,862

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

The scheduled maturity distribution of the available-for-sale (“AFS”) fixed-maturity portfolio as of March 31, 2023 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$154,148	$152,676
Due after one year through five years	770,897	733,708
Due after five years through 10 years	783,681	697,131
Due after 10 years	298,763	256,815
	2,007,489	1,840,330
Mortgage- and asset-backed securities	815,507	718,296
Total AFS fixed-maturity securities	$2,822,996	$2,558,626

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	March 31, 2023		December 31, 2022
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$19,033	$18,497	$4,229	$3,698

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

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of March 31, 2023, the LLC Note had an estimated unrealized holding loss of $71.6 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 15 (Debt) for more information on the Surplus Note.

As of March 31, 2023, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.1 million and $7.1 million as of March 31, 2023 and December 31, 2022, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $74.5 million and $100.9 million as of March 31, 2023 and December 31, 2022, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Fixed-maturity securities (available-for-sale)	$25,806	$20,889
Fixed-maturity security (held-to-maturity)	16,435	15,515
Equity securities	380	387
Policy loans and other invested assets	(71)	102
Cash and cash equivalents	5,128	125
Total return on deposit asset underlying 10% coinsurance agreement(1)	2,049	(1,510)
Gross investment income	49,727	35,508
Investment expenses	(2,227)	(1,088)
Investment income net of investment expenses	47,500	34,420
Interest expense on surplus note	(16,435)	(15,515)
Net investment income	$31,065	$18,905

(1)
Includes ($0.3) million and $(2.1) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three months ended March 31, 2023 and 2022, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale securities fixed maturity securities	$49	$602
Gross losses from sales of available-for-sale fixed maturity securities	(1,034)	(25)
Net realized investment gains (losses):	(985)	577
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	(2,160)	81
Market gains (losses) recognized in net income during the period on equity securities	(1,475)	115
Gains (losses) from bifurcated options	8	-
Gains (losses) on trading securities	4	(22)
Other investment gains (losses):	(3,623)	174
Investment gains (losses)	$(4,608)	$751

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Proceeds from sales or other redemptions	$85,430	$139,113

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

Credit Losses for Available-for-sale Securities. The following table summarizes all available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2023, aggregated by major security type and length of time such securities have continuously been in an unrealized loss position:

	March 31, 2023
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,920	$(99)	$5,173	$(472)
Foreign government	30,377	(399)	91,887	(8,654)
States and political subdivisions	10,178	(277)	102,623	(15,522)
Corporates	457,448	(12,678)	926,057	(135,613)
Residential mortgage-backed securities	40,398	(3,342)	348,490	(64,638)
Commercial mortgage-backed securities	27,240	(884)	95,244	(14,230)
Other asset-backed securities	29,901	(1,243)	117,076	(13,783)
Total fixed-maturity securities	599,462	(18,922)	1,686,550	(252,912)
Short-term investments:
U.S. government and agencies	15,835	(4)	-	-
Foreign government	1,756	(1)	-	-
Total short-term investments	17,591	(5)	-	-
Total fixed-maturity securities and short-term investments	$617,053	$(18,927)	$1,686,550	$(252,912)

	December 31, 2022
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$4,927	$(204)	$25,209	$(563)
Foreign government	97,094	(4,430)	38,085	(7,160)
States and political subdivisions	71,131	(10,666)	44,324	(9,390)
Corporates	974,931	(69,726)	452,541	(101,826)
Residential mortgage-backed securities	187,158	(22,171)	201,595	(49,778)
Commercial mortgage-backed securities	65,165	(5,069)	56,799	(11,273)
Other asset-backed securities	81,907	(5,807)	72,977	(11,726)
Total fixed-maturity securities	1,482,313	(118,073)	891,530	(191,716)
Short-term investments:
U.S. government and agencies	28,379	(5)	-	-
Foreign government	1,744	(2)	-	-
Total short-term investments	30,123	(7)	-	-
Total fixed-maturity securities and short-term investments	$1,512,436	$(118,080)	$891,530	$(191,716)

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $2,575.4 million and $2,713.8 million as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, we did not recognize credit losses in the unaudited condensed consolidated statements of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments. We recognized credit losses in the unaudited condensed consolidated statements of income on available-for-sale securities that are in an unrealized loss position that we have the intent to sell. For those that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them. The sharp increase in interest rates over the last 12 months was the primary driver of the increase in unrealized losses on available-for-sale securities.

For the three months ended March 31, 2023 and 2022, we recognized $2.2 million and $(0.1) million, respectively, for credit (gains) losses on available-for-sale securities in the unaudited condensed consolidated statements of income. We recognized credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on available-for-sale securities was as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Allowance for credit losses, beginning of period	$-	$816
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	-	-
Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	-	(81)
Write-offs charged against the allowance, if any	-	-
Allowance for credit losses, end of period	$-	$735

Derivatives. We carry a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of March 31, 2023 and December 31, 2022. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations. We have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,431	$-	$9,431
Foreign government	-	149,605	-	149,605
States and political subdivisions	-	123,275	-	123,275
Corporates	3,960	1,554,059	-	1,558,019
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	408,546	-	408,546
Commercial mortgage-backed securities	-	127,718	-	127,718
Other asset-backed securities	-	179,716	2,316	182,032
Total available-for-sale fixed-maturity securities	3,960	2,552,350	2,316	2,558,626
Short-term investments	-	70,187	-	70,187
Total available-for-sale securities	3,960	2,622,537	2,316	2,628,813
Equity securities	31,305	986	1,693	33,984
Trading securities	-	18,497	-	18,497
Cash and cash equivalents	494,093	20,997	-	515,090
Separate accounts	-	2,329,968	-	2,329,968
Total fair value assets	$529,358	$4,992,985	$4,009	$5,526,352
Fair value liabilities:
Separate accounts	$-	$2,329,968	$-	$2,329,968
Total fair value liabilities	$-	$2,329,968	$-	$2,329,968

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$30,468	$-	$30,468
Foreign government	-	152,915	-	152,915
States and political subdivisions	-	122,245	-	122,245
Corporates	3,586	1,493,263	-	1,496,849
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	401,730	-	401,730
Commercial mortgage-backed securities	-	122,967	-	122,967
Other asset-backed securities	-	168,282	-	168,282
Total available-for-sale fixed-maturity securities	3,586	2,491,870	-	2,495,456
Short-term investments	-	69,406	-	69,406
Total available-for-sale securities	3,586	2,561,276	-	2,564,862
Equity securities	32,727	967	1,710	35,404
Trading securities	-	3,698	-	3,698
Cash and cash equivalents	489,240	-	-	489,240
Separate accounts	-	2,305,717	-	2,305,717
Total fair value assets	$525,553	$4,871,658	$1,710	$5,398,921
Fair value liabilities:
Separate accounts	$-	$2,305,717	$-	$2,305,717
Total fair value liabilities	$-	$2,305,717	$-	$2,305,717

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Level 3 assets, beginning of period	$1,710	$3,596
Net unrealized gains (losses) included in other comprehensive income	-	(2)
Realized gains (losses) and accretion (amortization) recognized in earnings	(17)	(207)
Purchases	2,316	5,903
Sales	-	-
Settlements	-	-
Transfers into Level 3	-	1,399
Transfers out of Level 3	-	-
Level 3 assets, end of period	$4,009	$10,689

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three months ended March 31, 2023 and 2022.

The carrying values and estimated fair values of our financial instruments were as follows:

	March 31, 2023		December 31, 2022
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,558,626	$2,558,626	$2,495,456	$2,495,456
Fixed-maturity security (held-to-maturity) (3)	1,460,000	1,388,411	1,444,920	1,340,265
Short-term investments (available-for-sale)	70,187	70,187	69,406	69,406
Equity securities	33,984	33,984	35,404	35,404
Trading securities	18,497	18,497	3,698	3,698
Policy loans (3)	37,554	37,554	35,940	35,940
Deposit asset underlying 10% coinsurance agreement (3)	215,871	215,871	224,371	224,371
Separate accounts	2,329,968	2,329,968	2,305,717	2,305,717
Liabilities:
Notes payable (1) (2)	$593,106	$496,098	$592,905	$491,753
Surplus note (1) (3)	1,459,565	1,380,029	1,444,469	1,333,047
Separate accounts	2,329,968	2,329,968	2,305,717	2,305,717
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

Financial Instruments Recognized at Fair Value in the Balance Sheets. Estimated fair values of investments in AFS securities are principally a function of current spreads and interest rates that are corroborated by independent third-party data. Therefore, the fair values presented are indicative of amounts we could realize or settle at the respective balance sheet date. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity. Trading securities and equity securities, including common and nonredeemable preferred stocks, are carried at fair value. Segregated funds in separate accounts are carried at the underlying value of the variable insurance contracts, which is fair value.

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

Details on in-force life insurance were as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Direct life insurance in-force	$925,084,773	$919,081,738
Amounts ceded to other companies	(792,325,968)	(787,907,229)
Net life insurance in-force	$132,758,805	$131,174,509
Percentage of reinsured life insurance in-force	86%	86%

Benefits and claims ceded to reinsurers during the three months ended March 31, 2023 and 2022 were $338.9 million and $288.4 million, respectively.

Reinsurance recoverables as of March 31, 2023 and December 31, 2022 include ceded reserve balances, ceded claim liabilities, and ceded claims paid. Reinsurance recoverables and financial strength ratings by reinsurer were as follows:

	March 31, 2023		December 31, 2022
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life and Health America, Inc. (Novated from Pecan Re Inc.) (1)	$2,432,148	A+	$2,403,180	A+
Munich Re of Malta (1) (2)	249,328	NR	$245,521	NR
American Health and Life Insurance Company (1)	150,874	B++	$148,573	B++
SCOR Global Life Reinsurance Companies (3)	126,485	A+	121,408	A+
Swiss Re Life & Health America Inc. (4)	44,624	A+	57,439	A+
RGA Reinsurance Company	41,213	A+	47,110	A+
Korean Reinsurance Company	35,602	A	42,169	A
Munich American Reassurance Company	34,942	A+	41,450	A+
Hannover Life Reassurance Company	20,297	A+	18,504	A+
TOA Reinsurance Company	16,938	A	18,043	A
All other reinsurers	30,186	-	35,936	-
Allowance for credit losses	(3,563)		(2,936)
Reinsurance recoverables	$3,179,074		$3,176,397

NR – not rated

(1)
Reinsurance recoverables includes balances ceded under coinsurance transactions of term life insurance policies that were in-force as of December 31, 2009. Amounts shown are net of their share of the reinsurance recoverables from other reinsurers. Arrangements with these reinsurers include collateral trust agreements held in support of reinsurance recoverables.
(2)
Entity is rated AA- by S&P.
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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Balance, beginning of period	$2,936	$2,942
Current period provision for expected credit losses	627	141
Balance, at the end of period	$3,563	$3,083

(6) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Three months ended		Year ended
	March 31, 2023		December 31, 2022
	(In thousands)
	Term Life	Segregated Funds (Canada)	Term Life	Segregated Funds (Canada)
Balance, beginning of period	$3,111,675	$62,341	$2,872,816	$65,411
Capitalization	127,293	1,834	507,834	7,003
Amortization	(65,503)	(1,493)	(252,352)	(5,581)
Foreign exchange translation and other	830	181	(16,623)	(4,492)
Balance, at the end of period	$3,174,295	$62,863	$3,111,675	$62,341

Reconciliation of DAC by product was as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Term Life	$3,174,295	$3,111,675
Segregated Funds (Canada)	62,863	62,341
Other	19,687	20,013
Total DAC, net	$3,256,845	$3,194,029

There were no changes to the judgments, assumptions and methods used to amortize DAC during the three months ended March 31, 2023 and 2022.

(7) Separate Accounts

The following table represents the fair value of assets supporting separate accounts assets by major investment category:

	March 31, 2023	December 31, 2022
	(In thousands)
Fixed-income securities	$850,880	$796,384
Equity securities	1,358,331	1,340,541
Cash and cash equivalents	130,713	181,162
Due to/from funds	(9,983)	(12,399)
Other	27	29
Total separate accounts assets	$2,329,968	$2,305,717

The following table represents the balances of and changes in separate account liabilities:

	Three months ended	Year ended
	March 31, 2023	December 31, 2022
	(In thousands)
Separate account liabilities balance, beginning of period	$2,305,717	$2,799,992
Premiums and deposits	77,897	253,982
Surrenders and withdrawals	(108,494)	(293,278)
Investment performance	67,262	(202,997)
Management fees and other charges	(15,140)	(62,281)
Foreign exchange translation	2,726	(189,701)
Separate accounts liabilities balance, end of period	$2,329,968	$2,305,717
Cash surrender value	$2,293,074	$2,268,436

The cash surrender value represents the amount of the contract holders account balance distributable at the balance sheet date less the Company’s estimate of the deferred sales charges that would be assessed if the policyholders redeemed their contracts at the balance sheet date. This estimate requires the Company to make certain assumptions regarding the underlying account balances by contribution year and application of the contractually defined deferred sales charges that would be applicable to each contribution year.

(8) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Policy claims and other benefits payable, beginning of period	$538,250	$585,382
Less reinsured policy claims and other benefits payable	542,613	638,007
Net balance, beginning of period	(4,363)	(52,625)
Incurred related to current year	65,820	77,232
Incurred related to prior years (1)	(2,732)	(4,547)
Total incurred	63,088	72,685
Claims paid related to current year, net of reinsured policy claims received	(141,557)	(161,818)
Reinsured policy claims received related to prior years, net of claims paid	8,422	64,532
Total paid	(133,135)	(97,286)
Foreign currency translation	38	(12)
Net balance, end of period	(74,372)	(77,238)
Add reinsured policy claims and other benefits payable	572,855	652,088
Balance, end of period	$498,483	$574,850
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

(9) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Three months ended	Year ended
	March 31, 2023	December 31, 2022
	(In thousands)
Present Value of Expected Net Premiums	Term Life
Balance at current discount rate, beginning of period	$13,053,386	$14,988,852
Balance at original discount rate, beginning of period	13,521,221	12,800,441
Effect of changes in cash flow assumptions	-	26,090
Effect of actual variances from expected experience	(66,059)	8,653
Adjusted balance, beginning of period	13,455,162	12,835,184
Issuances	465,861	1,892,716
Interest accrual at original discount rate	130,130	486,436
Net premiums collected	(414,681)	(1,623,000)
Foreign currency translation	1,326	(70,115)
Expected net premiums at original discount rate, end of period	13,637,798	13,521,221
Effect of changes in discount rate assumptions	(117,304)	(467,835)
Expected net premiums at current discount rate, end of period	$13,520,494	$13,053,386

Present Value of Expected Future Policy Benefits
Balance at current discount rate, beginning of period	$19,143,253	$23,309,576
Balance at original discount rate, beginning of period	19,706,818	18,991,175
Effect of changes in cash flow assumptions	-	29,915
Effect of actual variances from expected experience	(58,593)	21,101
Adjusted balance, beginning of period	19,648,225	19,042,191
Issuances	465,885	1,892,730
Interest Accrual at original discount rate	206,814	796,017
Benefit payments	(467,008)	(1,915,518)
Foreign currency translation	2,016	(108,602)
Expected future policy benefits at original discount rate, end of period	19,855,932	19,706,818
Effect of changes in discount rate assumptions	13,498	(563,565)
Expected future policy benefits at current discount rate, end of period	$19,869,430	$19,143,253

LFPB	$6,348,936	$6,089,867
Less: reinsurance recoverables	3,154,789	3,153,121
Net LFPB, after reinsurance recoverables	$3,194,147	$2,936,746

Weighted-average duration of net LFPB	7.8	7.8

During the three months ended March 31, 2023 and 2022, experience variances resulted in remeasurement gains of $0.5 million and $1.3 million, respectively. The impact of experience variances in persistency and mortality during each period was largely offset by reinsurance. There were no changes to the inputs, judgments, assumptions, and methods used in measuring the LFPB during the three months ended March 31, 2023 and 2022.

For the full year 2022, the remeasurement gain recognized by the Company was $0.5 million. During 2022, a small assumption change was made relating to moving mortality improvement forward one calendar year when the Company reviewed assumptions during the third quarter. The impact of this change in assumption, together with experience variances during 2022, were largely offset by reinsurance.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the three months ended March 31, 2023 and 2022.

The following table reconciles the LFPB to the condensed consolidated balance sheets:

	March 31, 2023	December 31, 2022
	(In thousands)
Term Life	$6,348,936	$6,089,867
Other	212,688	208,039
Total	$6,561,624	$6,297,906

The following table reconciles the reinsurance recoverables to the condensed consolidated balance sheets:

	March 31, 2023	December 31, 2022
	(In thousands)
Term Life	$3,154,789	$3,153,121
Other	24,285	23,276
Total	$3,179,074	$3,176,397

The amount of discounted (using the original discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	March 31, 2023		December 31, 2022
	(In thousands)
Term Life
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$32,216,059	$19,869,430	$31,904,059	$19,143,253
Expected future gross premiums	$37,480,296	$25,902,466	$37,135,605	$25,070,802

The amount of revenue and interest recognized in our unaudited condensed consolidated statements of income were as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Term Life
Gross premiums	$812,880	$793,254
Interest accretion (expense)	$(76,684)	$(76,496)

The weighted-average rates were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Term Life
Original discount rate	4.95%	5.00%
Current discount rate	4.91%	5.28%

There were no changes to the methods used to determine the discount rates during the three months ended March 31, 2023 and the twelve months ended December 31, 2022.

(10) Stockholders’ Equity

A reconciliation of the number of shares of our outstanding common stock follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Common stock, beginning of period	$36,824	$39,368
Shares issued for stock options exercised	43	-
Shares of common stock issued upon lapse of sales restrictions on restricted stock units (“RSUs”)	129	132
Common stock retired	(589)	(748)
Common stock, end of period	$36,407	$38,752

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of March 31, 2023, we had a total of 266,601 RSUs and 65,459 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreement; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 12 (Share-Based Transactions) for discussion of the PSU award structure.

On November 17, 2022, our Board of Directors authorized a share repurchase program for up to $375.0 million of our outstanding common stock for purchases from January 1, 2023 through December 31, 2023 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 530,723 shares of our common stock in the open market for an aggregate purchase price of $85.3 million through March 31, 2023. Approximately $289.7 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of March 31, 2023.

(11) Earnings Per Share

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

The calculation of basic and diluted EPS was as follows:

	Three months ended March 31,
	2023	2022
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income attributable to Primerica, Inc.	$125,106	$115,039
Income attributable to unvested participating securities	(565)	(476)
Net income used in calculating basic EPS	$124,541	$114,563
Denominator:
Weighted-average vested shares	36,710	39,221
Basic EPS	$3.39	$2.92

Diluted EPS:
Numerator:
Net income attributable to Primerica, Inc.	$125,106	$115,039
Income attributable to unvested participating securities	(564)	(475)
Net income used in calculating diluted EPS	$124,542	$114,564
Denominator:
Weighted-average vested shares	36,710	39,221
Dilutive effect of incremental shares to be issued for contingently-issuable shares	94	111
Weighted-average shares used in calculating diluted EPS	36,804	39,332
Diluted EPS	$3.38	$2.91

(12) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“2010 OIP”), which expired in 2020 in accordance with its terms and under which no future awards will be made, and the Primerica, Inc. 2020 Omnibus Incentive Plan (the “2020 OIP”, and together with the 2010 OIP, the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who serve on our Board of Directors, and sales force leaders. For more information on equity awards granted under the OIP, see Note 14 (Share-Based Transactions) to our consolidated financial statements within our 2022 Annual Report.

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

The impact of equity awards granted under the OIP are as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Equity awards expense recognized	$12,125	$12,181
Equity awards expense deferred	2,523	2,377

On February 28, 2023, the Compensation Committee of our Board of Directors granted the following equity awards to employees as part of the annual approval of management incentive compensation:

•
55,137 RSUs awarded to management with a measurement-date fair value of $185.24 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.
•
17,139 PSUs awarded to our four top executives with a measurement-date fair value of $185.24 per unit. The PSUs will be earned on March 1, 2026 contingent upon the Company achieving a targeted annual average three-year return on adjusted equity (“ROAE”) and average EPS growth for the period from January 1, 2023 through December 31, 2025. The actual number of common shares that will be earned will vary based on the actual ROAE and average EPS growth relative to the targeted ROAE and average EPS growth and can range from zero to 25,708 shares.

All awards granted to employees on February 28, 2023 vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately be earned for a retirement eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE and average EPS growth for the performance period ending on December 31, 2025, even if that employee retires prior to the completion of the three-year performance period.

(13) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of March 31, 2023, the amount of the LOC outstanding was $80.4 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of March 31, 2023, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

Further discussion on the Company’s LOC is included in Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2022 Annual Report.

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

(14) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$998	$3,289
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$998	$3,289
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$38,549	$(164,937)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	8,316	(35,241)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	30,233	(129,696)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	3,137	(658)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	659	(138)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	2,478	(520)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$32,711	$(130,216)
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$(182,045)	$821,904
Income tax (expense) benefit on the effect of change in discount rate assumptions on the LFPB from accumulated OCI to net income	(39,071)	175,763
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$(142,974)	$646,141

(15) Debt

Notes Payable. As of March 31, 2023, the Company had outstanding $600.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 2.80% that are scheduled to mature on November 19, 2031. As of March 31, 2023, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended March 31, 2023.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2022 Annual Report.

Surplus Note. As of March 31, 2023, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.46 billion, which is equal to the principal amount of the LLC Note. The principal amount of both the Surplus Note and the LLC Note will fluctuate over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. Based on the estimated reserves for policies issued in 2011 through 2017 that have been ceded under the Vidalia Re Coinsurance Agreement, the principal amounts of the Surplus Note and the LLC Note are expected to reach $1.5 billion each. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 3 (Investments).

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Adjusted Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three months ended March 31, 2023, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three months ended March 31, 2023.

(16) Revenue from Contracts with Customers

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
•
Fees associated with mortgage distribution and the distribution of other third-party financial products; and
•
Other revenue from the sale of miscellaneous products and services including monthly subscription fees from the sales representatives for access to Primerica Online, our primary sales force support tool.

Premiums from insurance contracts we underwrite, fees received from segregated funds insurance contracts, and income earned on our invested assets are excluded from the definition of revenues from contracts with customers in accordance with U.S. GAAP.

Further discussion on the Company’s revenues from contracts with customers and revenue recognition policies are included in Note 18 (Revenue from Contracts with Customers) to our consolidated financial statements within our 2022 Annual Report.

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$12,233	$12,175
Total segment revenues from contracts with customers	12,233	12,175
Revenues from sources other than contracts with customers	408,836	394,808
Total Term Life Insurance segment revenues	$421,069	$406,983

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$72,388	$103,242
Asset-based revenues	98,104	97,355
Account-based revenues	22,790	21,541
Other, net	3,120	3,144
Total segment revenues from contracts with customers	196,402	225,282
Revenues from sources other than contracts with customers (segregated funds)	13,800	15,757
Total Investment and Savings Products segment revenues	$210,202	$241,039

Senior Health segment revenues:
Commissions and fees	$15,755	$1,278
Other, net	2,955	4,553
Total Senior Health segment revenues	$18,710	$5,831

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$8,710	$12,627
Other, net	1,199	1,117
Total segment revenues from contracts with customers	9,909	13,744
Revenues from sources other than contracts with customers	30,146	23,629
Total Corporate and Other Distributed Products segment revenues	$40,055	$37,373

Renewal Commissions Receivable. For revenue associated with ongoing renewal commissions in the Senior Health and Corporate and Other Distributed Products segments, we record a renewal commission receivable asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the satisfaction of the performance obligation, less amounts that are constrained in the accompanying unaudited condensed consolidated balance sheets. We update our estimate of variable consideration each period and new facts or circumstances that were not available at the time of the initial estimate will indicate that the expected renewal commissions are higher or lower than our renewal commissions receivable. As such, the expected renewal commissions receivable will be written down or up to its revised expected value by adjustments to revenue, which we refer to as tail revenue adjustments. During the three months ended March 31, 2023, no tail revenue adjustments were recognized based on our current estimates.

Activity in the Renewal commissions receivable account was as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Senior Health segment:
Balance, beginning of period	$139,399	$172,308
Commissions revenue	9,062	12,849
Less: collections	(14,262)	(12,314)
Tail revenue adjustments from change in estimate	-	(19,060)
Balance, at the end of period	$134,199	$153,783

Corporate and Other Distributed Products segments:
Balance, beginning of period	$60,644	$59,443
Commissions revenue	5,370	5,643
Less: collections	(5,804)	(5,694)
Balance, at the end of period	$60,210	$59,392

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(17) Goodwill

Goodwill represents the excess of the purchase price over the estimated acquired values of identifiable assets and liabilities acquired in a business combination. In accordance with U.S. GAAP, goodwill is not amortized. The Company tests goodwill for impairment annually on July 1 and whenever events occur or circumstances change that would indicate the carrying value of goodwill may be impaired. All of the Company’s goodwill was obtained from the acquisition of the e-TeleQuote business, which has been designated as a separate operating segment called Senior Health. Therefore, goodwill has been allocated solely to the Senior Health segment and is evaluated for impairment at the Senior Health segment level, which is also defined as the reporting unit.

At March 31, 2023, the Company recognized goodwill of $127.7 million in its Senior Health reporting unit after accumulated goodwill impairment charges of $136.0 million. There was no change in the goodwill balance during the three months ended March 31, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2022 to March 31, 2023. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2022 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•
Business Overview
•
Business Trends and Conditions
•
Factors Affecting Our Results
•
Critical Accounting Estimates
•
Results of Operations
•
Financial Condition
•
Liquidity and Capital Resources

Business Overview

We are a leading provider of financial products to middle-income households in the United States and Canada primarily through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments, Medicare-related insurance products and other financial products, which we distribute primarily on behalf of third parties. We have three primary operating segments, Term Life Insurance, Investment and Savings Products, and Senior Health, and a fourth segment, Corporate and Other Distributed Products.

The Company adopted Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”) on January 1, 2023. The amendments in LDTI change accounting guidance for insurance companies that issue long-duration contracts, such as term life insurance and segregated funds products. All prior period financial information has been restated as of January 1, 2021 (the “Transition Date”). See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our condensed consolidated financial statements included elsewhere in this report for more information about the adoption of LDTI.

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

Senior Health. In the United States, we distribute Medicare-related insurance products nationwide to eligible Medicare participants and enroll them in coverage utilizing licensed health insurance agents through our e-TeleQuote, Inc. subsidiary ("e-TeleQuote"). The health insurance products we distribute are underwritten and administered by third-party health insurance carriers and primarily consist of Medicare Advantage enrollments. Contract acquisition costs are incurred upfront when policy applications are approved and include costs associated with generating or acquiring leads as well as fees paid to Primerica Senior Health certified independent sales representatives and compensation, licensing, and training costs incurred for e-TeleQuote’s workforce of licensed health insurance agents. e-TeleQuote's licensed health insurance agents are employees of the Company. We receive compensation from the health insurance carriers in the form of initial commissions when eligible Medicare participants are enrolled and renewal commissions, upon the anniversary of the effective date, for as long as policies remain in-force.

Corporate and Other Distributed Products. The Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including closed blocks of various insurance products underwritten by NBLIC, prepaid legal services, mortgage originations, and other financial products. These products, except for closed blocks of various insurance products underwritten by NBLIC, are distributed pursuant to distribution arrangements with third-party companies through the independent sales force. Net investment income earned on our invested asset portfolio is recorded in the Corporate and Other Distributed Products segment. Interest expense incurred by the Company is attributed solely to the Corporate and Other Distributed Products segment.

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

Significant volatility in capital markets in recent periods has continued to impact our business. Declines in the capital markets during 2022 continued to adversely impact revenue generated by the Investments and Savings Products segment in the first quarter of 2023. In addition, the sharp rise in market interest rates during 2022 has driven unrealized losses in our investment portfolio. We have not recognized losses caused by interest rate volatility in the income statement as we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them. Increased interest rates have also led to increases in net investment income as we are able to earn higher returns on our new debt securities purchases and cash balances.

Inflation remained elevated from historical levels during the first quarter of 2023, which led to an increased cost of living for middle-income families. Continued elevated inflation could impact demand for our products.

Certain year-over-year comparisons are impacted by the effects of the COVID-19 pandemic (“COVID-19”). Results during the first quarter of 2022 reflect the continued effects of COVID-19, namely strong policyholder persistency and elevated claims activity in our Term Life Insurance segment. Subsequent to the first quarter of 2022, persistency and claims trends have returned to pre-COVID-19 levels.

The effects of these trends and conditions on our quarterly results are discussed below in the Results of Operations and Financial Condition sections.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Three months ended March 31,
	2023	2022
New recruits	93,540	84,707
New life-licensed independent sales representatives	11,118	9,983
Life-licensed independent sales representatives, at period end	136,430	130,206

The number of new recruits increased during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to strong recruiting efforts during 2023 as the Company continues to see a high degree of interest from people who are attracted to the flexibility of its business opportunity.

New life-licensed sales representatives increased during the three months ended March 31, 2023 compared to the same period in 2022 primarily as the Company and field leaders remained focused on licensing rates and continued to see the benefits of improvements to the licensing process. These improvements included new licensing progress-tracking tools and additional in-person licensing classes.

The number of life-licensed independent sales representatives grew to 136,430 as of March 31, 2023 and reflects recent improvements to the licensing process and higher recruiting volume as discussed above.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically (1) between 0.20 and 0.24), were as follows:

	Three months ended March 31,
	2023	2022	Adjusted 2022
Average number of life-licensed independent sales representatives	135,366	129,494	129,494
Number of new policies issued (1)	84,561	71,324	83,050
Average monthly rate of new policies issued per life-licensed (1) independent sales representative	0.21	0.18	0.21

(1) The previously reported number of new policies issued and average monthly rate of new policies issued per life-licensed independent sales representatives has been adjusted for the three months ended March 31, 2022 for comparability purposes as a result of our new generation of life insurance products introduced in October 2022, which modified how policies are structured in relation to individual lives. Historically, two adult lives could be covered under a single policy by adding a spouse rider. To better align risk and pricing in our new life insurance products, we eliminated this rider and now sell a separate policy for each insured life. Results for the three months ended March 31, 2023 reflect additional policies issued to reflect the spouse rider with a separate policy in the new life insurance products. To make year-over year comparisons more consistent, we have provided an estimate for the three months ended March 31, 2022.

Average number of life-licensed independent sales representatives increased for the three months ended March 31, 2023 from the same period in 2022 as a result of continued improvements made to the licensing process and elevated recruiting volume discussed above.

New policies issued during the three months ended March 31, 2023 increased slightly compared to the same period in 2022 as a result of continued growth in the sales force and the launch of our new life insurance products, which occurred in late 2022.

Productivity in the three months ended March 31, 2023, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, remained within our historical range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2023	% of beginning balance	2022	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$916,808		$903,404
Net change in face amount:
Issued face amount	28,124	3%	24,773	3%
Terminations	(22,211)	(2)%	(19,787)	(2)%
Foreign currency	124	*	1,242	*
Net change in face amount	6,037	*	6,228	1%
Face amount in force, end of period	$922,845		$909,632
* Less than 1%.

The face amount of term life policies in-force increased for the three months ended March 31, 2023 as the level of face amount issued continued to exceed the face amount terminated. Issued face amount during the three months ended March 31, 2023 increased due to an increase in both the number of new policies issued and higher average face amounts per policy. Policy terminations were higher during the three months ended March 31, 2023 as persistency returned to pre-COVID-19 pandemic levels. In addition, higher cost of living on middle income families may have contributed to higher terminations.

Investment and Savings Product Sales, Asset Values and Accounts/Positions.

Investment and savings product sales and average client asset values were as follows:

	Three months ended March 31,		Change
	2023	2022	$	%
	(Dollars in millions)
Product sales:
U.S. Retail mutual funds	$972	$1,298	$(326)	(25)%
Canada retail mutual funds - with upfront sales commissions	150	438	(288)	(66)%
Annuities and other	637	726	(89)	(12)%
Total sales-based revenue generating product sales	1,759	2,462	(703)	(29)%
Managed investments	306	454	(148)	(33)%
Canada retail mutual funds - no upfront sales commissions	183	82	101	124%
Segregated funds	52	68	(16)	(24)%
Total product sales	$2,300	$3,066	$(766)	(25)%
Average client asset values:
Retail mutual funds	$53,442	$58,548	$(5,106)	(9)%
Annuities and other	23,473	25,868	(2,395)	(9)%
Managed investments	7,338	7,077	261	4%
Segregated funds	2,329	2,710	(381)	(14)%
Total average client asset values	$86,582	$94,203	$(7,621)	(8)%

The rollforward of asset values in client accounts was as follows:

	Three months ended March 31,
	2023	% of beginning balance	2022	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$83,949		$97,312
Net change in asset values:
Inflows	2,300	3%	3,066	3%
Redemptions	(1,658)	(2)%	(1,900)	(2)%
Net flows	642	*	1,166	1%
Change in fair value, net	3,014	4%	(4,941)	(5)%
Foreign currency, net	16	*	171	*
Net change in asset values	3,672	4%	(3,604)	(4)%
Asset values, end of period	$87,621		$93,708

* Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended March 31,		Change
	2023	2022	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,316	2,243	73	3%
Recordkeeping only	829	797	32	4%
Total average number of fee-generating positions	3,145	3,040	105	3%
(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Three Months Ended March 31, 2023

Product sales. Investment and savings product sales decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 led by lower sales of investment and savings products as investor demand deteriorated due to the lingering effects of equity market volatility during 2022. By comparison, product sales during the three months ended March 31, 2022 reflected strong demand that followed positive equity market returns during 2021.

Average client asset values. Average client asset values decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to negative equity market conditions leading into 2023, which yielded a lower average asset base. Net flows remained positive for the first quarter of 2023.

Rollforward of client asset values. Ending client asset values decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to negative equity market performance leading into 2023, which led to lower beginning asset values. During the three months ended March 31, 2023, equity markets performance appreciated slightly. Net flows remained positive for the first quarter of 2023.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Senior Health Key Performance Indicators.

Submitted Policies and Approved Policies and Policies Sourced by Primerica Independent Sales Representatives

Submitted policies. Submitted policies represent the number of completed applications that, with respect to each application, the applicant has authorized e-TeleQuote to submit to the health insurance carrier. The applicant may need to take additional action, including providing subsequent information, before the application is reviewed by the health insurance carrier.

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

Policies sourced by Primerica Independent Sales Representatives. Primerica independent sales representatives are eligible to refer Medicare participants to e-TeleQuote licensed agents for potential enrollment in policies distributed by e-TeleQuote after completion of a brief certification course offered by Primerica.

The number of submitted policies by e-TeleQuote sourced from Primerica independent sales representatives measures the number of Senior Health policies submitted by e-TeleQuote to its third-party health insurance carriers that originated through the Primerica independent sales force.

The number of Senior Health submitted policies and approved policies were as follows:

	Three months ended March 31,
	2023	2022
Number of Senior Health submitted policies	19,826	26,231
Number of Senior Health approved policies	18,413	23,594
Submitted policies sourced by Primerica independent sales representatives	2,073	988

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

During the three months ended March 31, 2023, the volume of submitted and approved policies reflects the Company’s efforts to control growth in favor of developing more efficient lead procurement and conversion. Approved policies as a percentage of submitted policies increased during the three months ended March 31, 2023 due to a higher conversion rate of policies submitted in 2023. The increase in the conversion rate of submitted policies is largely due to a higher mix of policies submitted by Primerica independent sales representatives as well as having a greater concentration of more tenured agents in e-TeleQuote's employee agent population.

For the three months ended March 31, 2023, the number of submitted policies sourced by Primerica Senior Health certified independent sales representatives increased compared to the same period in 2022 primarily due to the increasing maturity of the Primerica referral program that has achieved greater participation by Primerica independent sales representatives.

Lifetime Value of Commissions and Contract Acquisition Costs

Lifetime value of commissions (“LTV”). LTV represents the cumulative total of commissions and administrative fees estimated to be collected over the expected life of a policy for policies approved during the period. For more information on LTV, refer to Note 18 (Revenue from Contracts with Customers) of our consolidated financial statements within our 2022 Annual Report and the Factors Affecting our Results – Senior Health Segment section of MD&A included elsewhere in this report.

Contract acquisition costs (“CAC”). CAC represents the total direct costs incurred to acquire approved policies. CAC are primarily comprised of the costs associated with acquiring leads, including fees paid to Primerica Senior Health certified independent sales representatives as well as compensation, licensing, and training costs associated with our team of e-TeleQuote licensed health insurance agents. The number of e-TeleQuote licensed health insurance agents, agent tenure, attrition rate and productivity all impact

CAC. Other than costs incurred to assist beneficiaries who are switching plans with the same carrier, we incur the entire cost of approved policies prior to enrollment and prior to receiving our first commission-related payment.

Per policy metrics for LTV and CAC measure our ability to profitably distribute Senior Health insurance products.

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy were as follows:

	Three months ended March 31,
	2023	2022
LTV per approved policy during the period	$856	862
CAC per approved policy during the period	$814	875
LTV/CAC per approved policy	1.05	0.98

LTV per approved policy reflects current estimates for renewal rates, policy retention and chargeback activity taking into consideration the most recent experience through March 31, 2023. LTV per approved policy remained relatively consistent during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

The reduction in CAC per approved policy during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by lower agent counts with a higher concentration of tenured agents, which resulted in lower per unit labor costs and greater lead conversion efficiency.

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

Restrictions on compensation models in Canada. During 2022, in response to regulatory changes in Canada, we developed a set of mutual fund products with two third-party mutual fund companies that are sold exclusively by our independent sales representatives (the “Principal Distributor funds”). The revenue we receive is primarily in the form of asset-based distribution fees from the mutual fund companies and asset-based service fees that are charged to investors. In turn, the primary compensation we offer independent sales representatives is the option of an upfront sales commission or higher asset-based commissions over time. Although we received the requisite approval, the organization of provincial and territorial securities commissions throughout Canada (collectively referred to as the “Canadian Securities Administrators” or “CSA”) has indicated that it intends to closely examine the model, including potentially through a public consultation on sales practices, and may require undertakings or consider future amendments that would require modifications to the model, including with respect to its upfront commission features. At this time, we cannot quantify the financial impact, if any, of future changes to our business that may be necessary if our Principal Distributor funds model is required to be modified or discontinued. During the three months ended March 31, 2023, Canadian mutual funds represented approximately 14% of our total investment and savings product sales and approximately 13% of our average client asset values.

Insurance regulators in Canada have indicated that a cessation of deferred sales charges on segregated fund contracts entered into after May 31, 2023 will go into effect as previously announced. We currently expect that deferred sales charges will continue to be allowed on subsequent deposits of existing segregated funds contracts for a period of time, however, insurance regulators will be further evaluating whether to allow this continued use. Currently, our Canadian segregated funds products are primarily sold on a deferred sales charge basis and we pay upfront commissions to the independent sales representatives for the sale of these products. At this time, without further clarity from regulators on allowable segregated funds compensation practices, we expect a decline in segregated funds product sales beginning in June 2023. We earn revenue from Canadian segregated funds products based on a percentage of client assets under management. During the three months ended March 31, 2023, Canadian segregated funds represented approximately 2% of our total investment and savings product sales and approximately 3% of our average client asset values.

Factors Affecting Our Results

Term Life Insurance Segment. The Term Life Insurance segment results are primarily driven by sales volumes, how closely actual experience matches our actuarial assumptions, terms and use of reinsurance, and expenses.

Sales and policies in-force. Sales of term policies and the size and characteristics of our in-force book of policies are vital to our results over the long term. Premium revenue is recognized as it is earned over the term of the policy. However, because we incur significant cash outflows at or about the time policies are issued, including the payment of sales commissions and underwriting costs, changes in life insurance sales volume in a period will have a more immediate impact on our cash flows than on revenue.

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of sales representatives generally remains within a range (i.e., an average monthly rate of new policies issued per life-licensed independent sales representative between 0.20 and 0.24). The volume of term life insurance products sales will fluctuate in the short term, but over the longer term, our sales volume generally correlates to the size of the independent sales force.

Actuarial assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates of mortality, persistency, and disability. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience. These variances will be reflected in our financial results by unlocking assumptions and cash flows underlying the liability for future policy benefits (“LFPB”) and ceded reserves that are part of the reinsurance recoverables. See Note 9 (Future Policy Benefits) for more information on LFPB. The variances are also reflected in the projection of future face amount that is the basis for amortizing DAC.

•
Persistency. Persistency is a measure of how long our insurance policies stay in-force. As a general matter, persistency that is lower than our actuarial assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. In general, persistency differences have a minimal impact on our financial results from period to period since deferred policy acquisition costs (“DAC”) is generally amortized on a straight-line basis and the unlocking of the LFPB adjusts both expected net premiums and expected future policy benefits and spreads any variances over the remaining contract period.
•
Mortality. Our profitability will fluctuate to the extent actual mortality rates differ from actuarial assumptions. We mitigate a significant portion of our mortality exposure through reinsurance. Long term mortality variances that result in an assumption change may have a significant impact on our financial results.
•
Disability. Our profitability will fluctuate to the extent actual disability rates underlying our waiver benefits, including recovery rates for individuals currently disabled, differ from actuarial assumptions. The waiver benefit is secondary to the death benefit coverage provided. However, the waiver benefit is not reinsured on a yearly renewable term (“YRT”) basis and material changes in assumptions compared to expectations can have a disproportionate impact on our financial results.
•
Interest Rates. We use a locked-in assumption for future interest rates for reserves underlying our segment results. Policies issued prior to the Transition Date use an interest rate that reflects the portfolio’s current reinvestment rate while policies issued on or after the Transition Date use an upper-medium grade fixed income instrument yield during the period of issue.

Reinsurance. We use reinsurance extensively, which has a significant effect on our results of operations. We have generally reinsured between 80% and 90% of the mortality risk on term life insurance (excluding coverage under certain riders) on a quota share YRT basis. To the extent actual mortality experience is more or less favorable than the contractual rate, the reinsurer will earn incremental profits or bear the incremental cost, as applicable. In contrast to coinsurance, which is intended to eliminate all risks (other than counterparty risk of the reinsurer) and rewards associated with a specified percentage of the block of policies subject to the reinsurance arrangement, the YRT reinsurance arrangements we enter into are intended only to reduce volatility associated with variances between estimated and actual mortality rates.

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
•
Benefits and claims. Benefits and claims include incurred claim amounts and changes in future policy benefit reserves. Reinsurance reduces incurred claims in direct proportion to the percentage ceded and reinsurance cash flows are reflected in the ceded reserves underlying reinsurance recoverables that are an offset to the LFPB.
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

Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory and administrative fees on assets in managed investments. In Canada, we earn marketing, distribution, and shareholder services fees on mutual fund assets for which we serve as the principal distributor and management fees on the segregated funds for which we serve as investment manager. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients’ accounts are primarily invested in equity funds. Volatility in equity markets will impact the value of assets in client accounts and, as a result, the revenue we earn on those assets.

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

Corporate and Other Distributed Products segment includes net investment income recognized by the Company. Net investment income is impacted by the size and performance of our invested asset portfolio, which can be influenced by interest rates, credit spreads, and the mix of invested assets.

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

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”), redundant reserve financing transactions, our Revolving Credit Facility, and our common stock. See Note 10 (Stockholders’ Equity), Note 13 (Commitments and Contingent Liabilities), and Note 15 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our consolidated financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk included in our 2022 Annual Report and Note 2 (Segment and Geographical Information) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant

Accounting Policies) to our consolidated financial statements included in our 2022 Annual Report. The most significant items on our unaudited condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Accounting Policy Changes.

During the three months ended March 31, 2023, there were changes in accounting methodology for Deferred Policy Acquisition Costs and Future Policy Benefit Reserves and Reinsurance that we have identified as critical accounting estimates. These changes were necessitated by the adoption of LDTI. See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies), Note 6 (Deferred Policy Acquisition Costs), and Note 9 (Future Policy Benefits) to our condensed consolidated financial statements included elsewhere in this report. For additional information regarding our other critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2022 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$817,872	$798,666	$19,206	2%
Ceded premiums	(405,347)	(399,885)	5,462	1%
Net premiums	412,525	398,781	13,744	3%
Commissions and fees	231,547	251,800	(20,253)	(8)%
Investment income net of investment expenses	47,500	34,420	13,080	38%
Interest expense on surplus note	(16,435)	(15,515)	920	6%
Net investment income	31,065	18,905	12,160	64%
Realized investment gains (losses)	(985)	577	(1,562)	*
Other investment gains (losses)	(3,623)	174	(3,797)	*
Investment gains (losses)	(4,608)	751	(5,359)	*
Other, net	19,507	20,989	(1,482)	(7)%
Total revenues	690,036	691,226	(1,190)	*

Benefits and expenses:
Benefits and claims	168,702	168,288	414	*
Future policy benefits remeasurement (gain) loss	(508)	(1,272)	764	60%
Amortization of DAC	67,358	63,223	4,135	7%
Sales commissions	110,874	133,924	(23,050)	(17)%
Insurance expenses	61,125	59,509	1,616	3%
Insurance commissions	8,138	7,721	417	5%
Contract acquisition costs	14,984	20,649	(5,665)	(27)%
Interest expense	6,690	6,853	(163)	(2)%
Other operating expenses	89,536	86,435	3,101	4%
Total benefits and expenses	526,899	545,330	(18,431)	(3)%
Income before income taxes	163,137	145,896	17,241	12%
Income taxes	38,031	33,512	4,519	13%
Net income	125,106	112,384	12,722	11%
Net income (loss) attributable to noncontrolling interests	-	(2,655)	2,655	*
Net income attributable to Primerica, Inc.	$125,106	$115,039	$10,067	9%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2023

Total revenues. Total revenues were generally flat during the three months ended March 31, 2023 compared to the same period in 2022 as the increases in net premiums earned in our Term Life Insurance segment and net investment income earned in our Corporate and Other Distributed Products segment were offset by lower commissions and fees earned in our Investment and Savings Products segment. These movements are further discussed in detail in the Segment Results section below.

Other, net revenues declined during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decline in marketing development revenue in our Senior Health segment.

Total benefits and expenses. Total benefits and expenses decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 largely due to lower commission expenses in our Investment and Savings Products segment as a result of the decrease in sales and client asset values. Also contributing to the decrease were lower CAC in our Senior Health segment as a result of lower sales volumes and lower per unit CAC. Insurance and other operating expenses were higher during 2023 due to higher investments in technology and growth related costs. These movements are discussed in further detail in the Segment Results section below.

Income taxes. Our effective income tax rate for the three months ended March 31, 2023 was 23.3%, which was relatively consistent compared with 23.0% for the three months ended March 31, 2022.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$812,880	$793,254	$19,626	2%
Ceded premiums	(404,044)	(398,446)	5,598	1%
Net premiums	408,836	394,808	14,028	4%
Other, net	12,233	12,175	58	*
Total revenues	421,069	406,983	14,086	3%
Benefits and expenses:
Benefits and claims	164,375	166,407	(2,032)	(1)%
Future policy benefits remeasurement (gain) loss	(31)	(1,434)	1,403	*
Amortization of DAC	65,503	61,369	4,134	7%
Insurance expenses	59,896	58,272	1,624	3%
Insurance commissions	4,590	3,793	797	21%
Total benefits and expenses	294,333	288,407	5,926	2%
Income before income taxes	$126,736	$118,576	$8,160	7%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2023

Net premiums. Direct premiums increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This was partially offset by an increase in ceded premiums, which includes $16.4 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $10.8 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims decreased slightly during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Under LDTI, benefits and claims expenses are expected to have low volatility, especially near the Transition Date in the absence of changes to future assumptions, due to the spreading of claims experience variances realized during current periods to future periods by adjusting the net premium ratio used to recognize benefits and claims expenses.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to smaller experience variances that occurred during the three months ended March 31, 2023.

Amortization of DAC. The amortization of DAC increased slightly during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to continued growth in the in-force book of business.

Insurance expenses. Insurance expenses increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to higher investments in technology and growth related costs. These increases were largely offset by lower costs associated with sales force leadership events in the first quarter of 2023.

Insurance commissions. Insurance commissions increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as a result of higher non-deferrable sales force promotional activities that drive growth in the business.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$72,388	$103,242	$(30,854)	(30)%
Asset-based revenues	111,904	113,112	(1,208)	(1)%
Account-based revenues	22,790	21,541	1,249	6%
Other, net	3,120	3,144	(24)	*
Total revenues	210,202	241,039	(30,837)	(13)%
Expenses:
Amortization of DAC	1,493	1,446	47	3%
Insurance commissions	3,308	3,646	(338)	(9)%
Sales commissions:
Sales-based	52,452	74,606	(22,154)	(30)%
Asset-based	54,276	53,366	910	2%
Other operating expenses	42,567	40,936	1,631	4%
Total expenses	154,096	174,000	(19,904)	(11)%
Income before income taxes	$56,106	$67,039	$(10,933)	(16)%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2023

Commissions and fees. Commissions and fees decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 driven by lower sales-based revenues as investor demand for investment and savings products weakened year-over-year. Also contributing to the decrease were lower asset-based revenues which was driven by negative equity market performance. Asset-based revenue declined less in the first quarter of 2023 than average client asset values due to a positive mix shift to asset-based products that earn higher fees including managed accounts and Canadian mutual funds under the new principal distributor model.

Sales commissions. The decrease in sales-based commissions for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was generally in-line with the decrease in sales-based revenue. Asset-based commissions were up slightly for the three months ended March 31, 2023 and were consistent with the movement in asset-based revenues, excluding Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses for the three months ended March 31, 2023 were higher compared to the three months ended March 31, 2022 primarily due to higher investments in technology and growth in managed account expenses. These increases were partially offset by lower costs associated with sales force leadership events in the first quarter of 2023.

Senior Health Segment Results. Senior Health segment results were as follows:

	Three months ended March 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees (1)	$15,755	$1,278	$14,477	*
Other, net	2,955	4,553	(1,598)	(35)%
Total revenues	18,710	5,831	12,879	221%

Benefits and expenses:
Contract acquisition costs	14,984	20,649	(5,665)	(27)%
Other operating expenses	7,488	8,267	(779)	(9)%
Total benefits and expenses	22,472	28,916	(6,444)	(22)%
Loss before income taxes	$(3,762)	$(23,085)	$19,323	84%

(1)
Includes no tail adjustment for the three months ended March 31, 2023 and a negative tail adjustment of ($19.1) million for the three months ended March 31, 2022.

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2023

Commissions and fees. Excluding the impact of tail revenue adjustments, commissions and fees decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the Company's efforts to control growth in favor of developing more efficient lead procurement and conversion. There was no tail revenue adjustment recorded during the three months ended March 31, 2023 as annual renewals were largely in line with expectations. In comparison, a negative tail adjustment of $19.1 million was recognized during the three months ended March 31, 2022 as a result of lower than expected renewals for policies approved in prior periods.

Other, net. Other, net decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to lower marketing development revenue earned, which was affected by lower approved policy volumes.

Contract acquisition costs. CAC decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as a result of lower sales volumes and lower per unit costs due to the Company's efforts to control growth in favor of developing more efficient lead procurement and conversion. In addition, a decline in the average number of e-TeleQuote employee agents in the first quarter of 2023 versus the first quarter 2022 contributed to the year-over-year reduction in CAC.

Other operating expenses. Other operating expenses during the three months ended March 31, 2023 did not change significantly as compared to the three months ended March 31, 2022.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$4,992	$5,412	$(420)	(8)%
Ceded premiums	(1,303)	(1,439)	(136)	(9)%
Net premiums	3,689	3,973	(284)	(7)%
Commissions and fees	8,710	12,627	(3,917)	(31)%
Investment income net of investment expenses	47,500	34,420	13,080	38%
Interest expense on surplus note	(16,435)	(15,515)	920	6%
Net investment income	31,065	18,905	12,160	64%
Realized investment gains (losses)	(985)	577	(1,562)	*
Other investment gains (losses)	(3,623)	174	(3,797)	*
Investment gains (losses)	(4,608)	751	(5,359)	*
Other, net	1,199	1,117	82	7%
Total revenues	40,055	37,373	2,682	7%
Benefits and expenses:
Benefits and claims	4,327	1,881	2,446	130%
Future policy benefits remeasurement (gain) loss	(477)	162	(639)	*
Amortization of DAC	362	408	(46)	(11)%
Insurance expenses	1,229	1,237	(8)	*
Insurance commissions	240	282	(42)	(15)%
Sales commissions	4,146	5,952	(1,806)	(30)%
Interest expense	6,690	6,853	(163)	(2)%
Other operating expenses	39,481	37,232	2,249	6%
Total benefits and expenses	55,998	54,007	1,991	4%
Loss before income taxes	$(15,943)	$(16,634)	$(691)	(4)%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2023

Total revenues. Total revenues increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher net investment income. Net investment income increased $6.3 million from higher yields in the invested asset portfolio, a $3.6 million higher return on the deposit asset backing our 10% coinsurance agreement and $2.0 million from a larger invested asset portfolio compared to the same period in the prior year. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the surplus note (“Surplus Note”), thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 3 (Investments) and Note 15 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Investment gains (losses) decreased to a loss during the three months ended March 31, 2023 compared to a gain during the three months ended March 31, 2022 primarily due to a $2.2 million credit loss recognized for debt securities associated with a specific issuer that we have designated our intent to sell as well as a $1.5 million negative mark-to-market adjustment on equity securities held within our investment portfolio during the three months ended March 31, 2023.

Commissions and fees earned from our mortgage distribution business were lower during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as higher mortgage interest rates reduced demand for mortgage products.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due primarily to volatility in direct claims and ceded claim reimbursements on closed blocks of business in our New York life insurance subsidiary. Partially offsetting this increase were lower sales commissions for our mortgage distribution business as a result of lower volumes.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of March 31, 2023, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	March 31, 2023	December 31, 2022
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.8 years	4.7 years
Average book yield of our fixed-maturity portfolio	3.57%	3.44%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security and short-term investments) by rating, including those classified as trading securities, were as follows:

	March 31, 2023		December 31, 2022
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$591,882	21%	$606,982	22%
AA	319,979	11%	321,450	11%
A	709,522	25%	688,936	25%
BBB	1,151,885	41%	1,120,096	40%
Below investment grade	63,351	2%	67,450	2%
Not rated	4,874	*	199	*
Total	$2,841,493	100%	$2,805,113	100%
(1)
Includes trading securities at fair value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security and short-term investments) were as follows:

	March 31, 2023
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$20,934	$22,148	$(1,214)	AAA
Province of Ontario Canada	15,066	15,343	(277)	A+
Province of Quebec Canada	14,644	14,922	(278)	AA-
Bank of America Corp	12,985	13,177	(192)	A-
Ontario Teachers' Pension Plan	12,832	14,333	(1,501)	AA+
Province of Alberta Canada	12,068	12,831	(763)	A+
Morgan Stanley	11,485	11,807	(322)	BBB+
Wells Fargo & Co	11,043	11,291	(248)	BBB+
Manulife Financial Corp	10,775	11,600	(825)	A
TC Energy Corp	10,342	11,644	(1,302)	BBB+
Total – ten largest holdings	$132,174	$139,096	$(6,922)
Total – fixed-maturity securities	$2,577,123	$2,841,493
Percent of total fixed-maturity securities	5%	5%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of March 31, 2023, the Parent Company had cash and invested assets of $329.7 million.

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

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-TeleQuote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, in periods of growth, net cash flows at e-TeleQuote are expected to be negative, which may require the Parent Company to provide working capital to e-TeleQuote. During the three months ended March

31, 2023, the Parent Company did not provide funding to e-TeleQuote as e-TeleQuote generated sufficient cash to fund its operations from the receipt of initial commissions payments for policies approved during AEP period.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2023	2022	$
	(In thousands)
Net cash provided by (used in) operating activities	$175,946	$214,299	$(38,353)
Net cash provided by (used in) investing activities	(31,186)	(112,672)	81,486
Net cash provided by (used in) financing activities	(118,992)	(134,571)	15,579
Effect of foreign exchange rate changes on cash	82	222	(140)
Change in cash and cash equivalents	$25,850	$(32,722)	$58,572
Operating Activities. The largest factor driving the decrease in cash provided by operating activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was timing differences of purchases and maturities of trading securities. Also contributing to the year-over-year decrease in cash provided by operating activities were differences in the timing of cash payments for direct claims and receipts of ceded claims from reinsurers.

Investing Activities. Cash used in investing activities during the three months ended March 31, 2023 decreased compared to the three months ended March 31, 2022 primarily due to fluctuations in the timing of maturities and reinvestments of debt securities held in our available-for-sale investment portfolio.

Financing Activities. Cash flows used in financing activities decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. In 2022, the Company paid amounts due on a note issued to the sellers of e-TeleQuote, which was the largest driver of the year-over-year decrease in cash used in financing activities.

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

As of March 31, 2023, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk; mortality/morbidity/lapse/expense risks; changes in interest rate environment risk; operational risk; segregated funds risk; and foreign exchange risk. As of March 31, 2023, Primerica Life Canada was in compliance with Canada's minimum capital requirements as determined by OSFI.

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

We have established Peach Re, Inc. (“Peach Re”) and Vidalia Re as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Primerica Life has ceded certain term life policies issued prior to 2011 to Peach Re as part of a Regulation XXX redundant reserve financing transaction and has ceded certain term life policies issued in 2011 through 2017 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). These redundant reserve financing transactions allow us to more efficiently manage and deploy our capital.

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a single prescriptive reserving formula. Primerica Life adopted PBR as of January 1, 2018 and NBLIC adopted the New York amended version of PBR effective January 1, 2021. PBR significantly reduced the redundant statutory policy benefit reserve requirements while still ensuring adequate liabilities are held. The regulation only applies for business issued after the effective date. See Note 4 (Investments), Note 10 (Debt) and Note 16 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2022 Annual Report for more information on these redundant reserve financing transactions.

Notes Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.550% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of March 31, 2023. No events of default occurred during the three months ended March 31, 2023.

Rating Agencies. There have been no changes to Primerica, Inc.’s Senior Notes ratings or Primerica Life’s financial strength ratings since December 31, 2022.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2030. For more information on the Surplus Note, see Note 15 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of March 31, 2023.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan ,or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three months ended March 31, 2023, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three months ended March 31, 2023.

Contractual Obligations Update. There have been no material changes in contractual obligations from those disclosed in the 2022 Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposures to market risk since December 31, 2022. For details on the Company’s interest rate, foreign currency exchange, and credit risks, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2022 Annual Report.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, the Company implemented a new general ledger and financial reporting application. This change was made to utilize advanced technology available in the industry and was not undertaken in response to any actual or perceived deficiencies or to remedy any gaps or weaknesses in the Company's internal control over financial reporting. In addition, the Company established controls over its adoption of Accounting Standards Update 2018-12 Targeted improvements to the Accounting for Long-Duration Insurance Contracts. Otherwise, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described under “Contingent Liabilities” in Note 13 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report, and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

ITEM 1A. RISK FACTORS.

The Risk Factors contained in our 2022 Annual Report are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2023, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2023	210,653	$149.53	210,653	$343,501,568
February 1 - 28, 2023	142,748	166.38	142,748	319,750,822
March 1 - 31, 2023	235,617	174.18	177,322	289,752,859
Total	589,018	$163.47	530,723	$289,752,859

(1)
Consists of repurchases of (a) 58,295 shares at an average price of $189.42 arising from share-based compensation tax withholdings and (b) open market repurchases of share under the share repurchase program approved by our Board of Directors.
(2)
On November 17, 2022, our Board of Directors authorized a share repurchase program for purchases of up to $375.0 million of our outstanding common stock from January 1, 2023 through December 31, 2023.

For information regarding year-to-date share repurchases, refer to Note 10 (Stockholders’ Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report.

ITEM 5. OTHER INFORMATION.

Procedures for Stockholders to Recommend Director Nominees

Pursuant to the Company’s Second Amended and Restated By-Laws, only persons who are nominated in accordance with the procedures set forth in Section 6 of Article II thereof (“Section 6”) and, if applicable, the “proxy access” provisions set forth in Section 7 of Article II thereof (“Section 7”), shall be eligible for election as directors of the Company.

In connection with the adoption of Rule 14a-19 under the Exchange Act (“Rule 14a-19”), the Company’s Board of Directors (the “Board”) approved and adopted the Company’s Third Amended and Restated By-Laws (the “Third Amended and Restated By-Laws”), effective March 1, 2023.

The Third Amended and Restated By-Laws amend Section 6 to:

•
clarify that any stockholder nominating a person for election to the Board comply with Rule 14a-19;
•
require that any nominating stockholder make a representation whether such stockholder intends to solicit proxies in support of any director nominees other than the Company’s nominees in accordance with Rule 14a-19;
•
provide that, if any stockholder provides notice pursuant to Rule 14a-19(b) with respect to any proposed nominee for election to the Board and subsequently (a) fails to comply with the requirements of Rule 14a-19(a)(2) or Rule 14a-19(a)(3) or (b) fails to provide reasonable evidence to the Company, no later than five business days prior to the applicable stockholder meeting, that such stockholder has met the requirements of Rule 14a-19(a)(3), then the nomination of each such proposed nominee will be disregarded;
•
require that, if any stockholder provides notice pursuant to Rule 14a-19(b), such person shall deliver to the Company, no later than five business days prior to the applicable meeting of stockholders, reasonable evidence that such person has met the requirements of Rule 14a-19(a)(3); and
•
require that the notice provided by the nominating stockholder be accompanied by a written consent of each proposed nominee to being named as a nominee, to be included in the proxy materials relating to the applicable meeting of stockholders and to serve as a director if elected.

The Third Amended and Restated By-Laws also amend Section 7 to clarify that, except for a nomination made in compliance with Section 6 and Rule 14a-19, the proxy access provisions set forth in Section 7 shall be the exclusive method for stockholders to include nominees for election to the Board in the Company’s proxy materials.

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

Exhibit Number	Description	Reference
10.1	Third Amended and Restated By-laws of Primerica, Inc., effective March 1, 2023	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
10.2	First Amendment to Amended and Restated Credit Agreement, dated as of April 5, 2023 between the Registrant, the Lenders referred to therein, and Wells Fargo Bank, National Association	Filed with the Securities and Exchange Commission as part of this Quarterly Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Alison S. Rand, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.

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

Primerica, Inc.

May 9, 2023	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)