Form 10-Q
period 2023-06-30
Primerica, Inc.
filed 2023-08-08
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 35,766,835 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets – Unaudited

	June 30, 2023	December 31, 2022
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,829,066 in 2023 and $2,801,415 in 2022)	$2,541,310	$2,495,456
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,339,914 in 2023 and $1,340,265 in 2022)	1,433,520	1,444,920
Short-term investments available-for-sale, at fair value (amortized cost: $21,587 in 2023 and $69,393 in 2022)	21,576	69,406
Equity securities, at fair value (historical cost: $29,757 in 2023 and $29,430 in 2022)	33,601	35,404
Trading securities, at fair value (cost: $18,941 in 2023 and $4,229 in 2022)	18,379	3,698
Policy loans and other invested assets	49,605	48,713
Total investments	4,097,991	4,097,597
Cash and cash equivalents	561,585	489,240
Accrued investment income	22,928	20,885
Reinsurance recoverables	3,084,520	3,209,540
Deferred policy acquisition costs, net	3,319,844	3,188,502
Renewal commissions receivable	191,224	200,043
Agent balances, due premiums and other receivables	269,369	254,276
Goodwill	127,707	127,707
Intangible assets, net (accumulated amortization: $21,000 in 2023 and $15,750 in 2022)	180,275	185,525
Income taxes	107,697	93,632
Operating lease right-of-use assets	57,040	40,500
Other assets	372,733	428,259
Separate account assets	2,358,823	2,305,717
Total assets	$14,751,736	$14,641,423

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,491,564	$6,297,906
Unearned and advance premiums	16,283	15,422
Policy claims and other benefits payable	495,141	538,250
Other policyholders’ funds	458,774	483,769
Note payable	593,307	592,905
Surplus note	1,433,101	1,444,469
Income taxes	169,487	204,018
Operating lease liabilities	62,309	45,995
Other liabilities	579,840	580,780
Payable under securities lending	77,643	100,938
Separate account liabilities	2,358,823	2,305,717
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,736,272	12,610,169

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	-	-
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 shares in 2023 and 2022; issued and outstanding 35,846 shares in 2023 and 36,824 shares in 2022)	358	368
Paid-in capital	-	-
Retained earnings	2,190,223	2,153,617
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	55,386	130,416
Unrealized foreign currency translation gains (losses)	(4,253)	(12,279)
Net unrealized investment gains (losses) on available-for-sale securities	(226,250)	(240,868)
Total permanent stockholders’ equity	2,015,464	2,031,254
Total liabilities and temporary and permanent stockholders’ equity	$14,751,736	$14,641,423

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$828,296	$808,894	$1,646,169	$1,607,560
Ceded premiums	(425,266)	(419,048)	(830,613)	(818,933)
Net premiums	403,030	389,846	815,556	788,627
Commissions and fees	233,130	240,688	464,677	492,489
Investment income net of investment expenses	49,006	37,099	96,504	71,519
Interest expense on surplus note	(16,608)	(15,815)	(33,042)	(31,330)
Net investment income	32,398	21,284	63,462	40,189
Realized investment gains (losses)	337	56	(648)	632
Other investment gains (losses)	(665)	(1,948)	(4,288)	(1,773)
Investment gains (losses)	(328)	(1,892)	(4,936)	(1,141)
Other, net	20,155	18,756	39,663	39,745
Total revenues	688,385	668,682	1,378,422	1,359,909

Benefits and expenses:
Benefits and claims	148,911	148,369	312,179	311,953
Future policy benefits remeasurement (gain) loss	(1,867)	(100)	(1,308)	(845)
Amortization of deferred policy acquisition costs	68,110	64,830	136,033	128,684
Sales commissions	113,623	119,763	224,497	253,687
Insurance expenses	59,093	59,461	120,219	118,969
Insurance commissions	9,142	7,594	17,281	15,315
Contract acquisition costs	12,602	19,384	27,586	40,034
Interest expense	6,686	6,814	13,376	13,667
Other operating expenses	83,189	79,730	172,721	166,165
Total benefits and expenses	499,489	505,845	1,022,584	1,047,629
Income before income taxes	188,896	162,837	355,838	312,280
Income taxes	44,392	37,265	83,235	71,533
Net income	144,504	125,572	272,603	240,747
Net income (loss) attributable to noncontrolling interests	-	(2,384)	-	(5,038)
Net income attributable to Primerica, Inc.	$144,504	$127,956	$272,603	$245,785

Earnings per share attributable to common stockholders:
Basic earnings per share	$3.97	$3.32	$7.44	$6.31
Diluted earnings per share	$3.97	$3.31	$7.43	$6.29

Weighted-average shares used in computing earnings per share:
Basic	36,215	38,386	36,461	38,801
Diluted	36,290	38,501	36,545	38,914

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$144,504	$125,572	$272,603	$240,747
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	(23,068)	(138,879)	15,364	(303,818)
Reclassification adjustment for investment (gains) losses included in net income	(331)	(56)	2,815	(713)
Effect of change in discount rate assumptions on the liability for future policy benefits	85,310	621,900	(95,971)	1,442,716
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	7,005	(9,511)	8,026	(6,211)
Total other comprehensive income (loss) before income taxes	68,916	473,454	(69,766)	1,131,974
Income tax expense (benefit) related to items of other comprehensive income (loss)	12,651	103,440	(17,380)	243,605
Other comprehensive income (loss), net of income taxes	56,265	370,014	(52,386)	888,369
Total comprehensive income (loss)	200,769	495,586	220,217	1,129,116
Net income (loss) attributable to noncontrolling interests	-	(2,384)	-	(5,038)
Comprehensive income (loss) attributable to Primerica, Inc.	$200,769	$497,970	$220,217	$1,134,154

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity– Unaudited

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$364	$388	$368	$394
Repurchases of common stock	(7)	(10)	(12)	(18)
Net issuance of common stock	1	-	2	2
Balance, end of period	358	378	358	378

Paid-in capital:
Balance, beginning of period	-	-	-	5,224
Share-based compensation	5,503	8,961	22,124	23,781
Net issuance of common stock	(1)	(1)	(2)	(2)
Repurchases of common stock	(5,502)	(8,960)	(22,122)	(29,003)
Balance, end of period	-	-	-	-

Retained earnings:
Adjusted balance, beginning of period	2,177,428	2,098,037	2,153,617	2,085,665
Net income attributable to Primerica, Inc.	144,504	127,956	272,603	245,785
Dividends	(23,598)	(21,178)	(47,509)	(42,823)
Repurchases of common stock	(108,111)	(118,992)	(188,488)	(202,804)
Balance, end of period	2,190,223	2,085,823	2,190,223	2,085,823

Accumulated other comprehensive income (loss), net of income tax:
Adjusted balance, beginning of period	(231,382)	(647,502)	(122,731)	(1,165,856)
Effect of change in discount rate assumptions on the liability for future policy benefits	67,352	488,832	(75,030)	1,134,102
Change in foreign currency translation adjustment	7,005	(9,511)	8,026	(6,211)
Change in net unrealized investment gains (losses) during the period	(18,092)	(109,307)	14,618	(239,523)
Balance, end of period	(175,117)	(277,488)	(175,117)	(277,488)

Total permanent stockholders’ equity	$2,015,464	$1,808,713	$2,015,464	$1,808,713

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$-	$4,617	$-	$7,271
Net income (loss) attributable to noncontrolling interests	-	(2,384)	-	(5,038)
Balance, end of period	$-	$2,233	$-	$2,233

Dividends declared per share	$0.65	$0.55	$1.30	$1.10

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six months ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$272,603	$240,747
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	18,433	(205,764)
Deferral of policy acquisition costs	(254,668)	(257,187)
Amortization of deferred policy acquisition costs	136,033	128,684
Change in income taxes	(33,790)	(4,836)
Investment (gains) losses	4,936	1,141
Accretion and amortization of investments	(638)	2,310
Depreciation and amortization	17,441	17,353
Change in reinsurance recoverables	130,233	415,561
Change in agent balances, due premiums and other receivables	(15,140)	2,771
Change in renewal commissions receivable	8,819	26,227
Trading securities sold, matured, or called (acquired), net	(14,722)	14,860
Share-based compensation	14,585	18,591
Change in other operating assets and liabilities, net	27,567	(15,976)
Net cash provided by (used in) operating activities	311,692	384,482

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	15,734	5,598
Fixed-maturity securities — matured or called	152,859	211,176
Short-term investments — sold	28,799	-
Short-term investments — matured or called	40,000	85,302
Equity securities — sold	15	-
Equity securities — matured or called	-	3,000
Available-for-sale investments acquired:
Fixed-maturity securities	(193,283)	(380,001)
Short-term investments	(19,767)	(3,311)
Equity securities — acquired	(330)	(89)
Purchases of property and equipment and other investing activities, net	(10,234)	(14,360)
Cash collateral received (returned) on loaned securities, net	(23,295)	2,074
Sales (purchases) of short-term investments using securities lending collateral, net	23,295	(2,074)
Purchase of business, net of cash acquired	-	3,867
Net cash provided by (used in) investing activities	13,793	(88,818)

Cash flows from financing activities:
Dividends paid	(47,509)	(42,823)
Common stock repurchased	(196,037)	(226,962)
Payment on note issued to seller of business	-	(12,364)
Tax withholdings on share-based compensation	(10,239)	(4,863)
Finance leases	(133)	(129)
Net cash provided by (used in) financing activities	(253,918)	(287,141)
Effect of foreign exchange rate changes on cash	778	(905)
Change in cash and cash equivalents	72,345	7,618
Cash and cash equivalents, beginning of period	489,240	392,501
Cash and cash equivalents, end of period	$561,585	$400,119

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2023 and December 31, 2022, the statements of income, comprehensive income, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

New Accounting Principles. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12” or “LDTI”). The amendments in this update changed accounting guidance for insurance companies that issue long-duration contracts, such as term life insurance and segregated funds products. ASU 2018-12 requires companies that issue long-duration insurance contracts to review assumptions used in measuring the liability for future policy benefits (“LFPB”) and DAC, including mortality, disability, and persistency, at least annually and update as necessary instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also changed how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring both the

LFPB and ceded reserves that are part of reinsurance recoverables while increasing the level of financial statement disclosures required.

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

•
LDTI requires entities to use market observable rates, based on an upper-medium grade fixed income instrument yield, to measure future policy benefits reserves each period. The difference between the LFPB calculated using market observable rates and the Pre-transition Reserve was recognized as part of accumulated other comprehensive income (“AOCI”) at the Transition Date. Given how low market observable rates were at the Transition Date, we recorded a reduction to AOCI of approximately $1.5 billion, net of income tax, as of January 1, 2021. Market observable rates have increased since the Transition Date, which resulted in a cumulative increase to AOCI of $55.4 million as of June 30, 2023.
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

The Company's restated permanent and temporary stockholders' equity from the Transition Date through December 31, 2022 is as follows:

	Year ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
	(In thousands)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$394	$393
Repurchases of common stock	(28)	(1)
Net issuance of common stock	2	2
Balance, end of period	368	394

Paid-in capital:
Balance, beginning of period	5,224	-
Share-based compensation	33,624	31,043
Net issuance of common stock	(2)	(2)
Repurchases of common stock	(41,079)	(25,817)
Redemption of noncontrolling interest in consolidated entities	2,233	-
Balance, end of period	-	5,224

Retained earnings:
Balance, beginning of period	2,085,665	1,705,786
Cumulative effect of adoption of new accounting standards - ASU 2018-12, net of income tax	-	(22,847)
Adjusted balance	2,085,665	1,682,939
Net income	472,067	477,362
Dividends	(83,783)	(74,636)
Repurchases of common stock	(320,332)	-
Balance, end of period	2,153,617	2,085,665

Accumulated other comprehensive income (loss), net of income tax:
Balance, beginning of period	(1,165,856)	129,706
Cumulative effect of adoption of new accounting standards - ASU 2018-12	-	(1,510,618)
Adjusted balance	(1,165,856)	(1,380,912)
Effect of change in discount rate assumptions on the liability for future policy benefits	1,368,596	272,442
Change in foreign currency translation adjustment	(20,826)	6,969
Change in net unrealized investment gains (losses) during the period:	(304,645)	(64,355)
Balance, end of period	(122,731)	(1,165,856)
Total permanent stockholders’ equity	$2,031,254	$925,427

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$7,271	$-
Acquisition of noncontrolling interest	-	8,438
Net income (loss) attributable to noncontrolling interests	(5,038)	(1,377)
Changes in noncontrolling interests in consolidated entities, net	-	210
Redemption of noncontrolling interest in consolidated entities	(2,233)
Balance, end of period	$-	$7,271

The impact of LDTI on the Company's audited consolidated balance sheet as of December 31, 2022 as previously reported before the adoption of LDTI (“Previously Reported”) is as follows:

Consolidated Balance Sheet
December 31, 2022

	As Previously Reported	Adoption Impacts (Unaudited)	As Adjusted (Unaudited)
	(In thousands)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,801,415)	$2,495,456	$-	$2,495,456
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,340,265)	1,444,920	-	1,444,920
Short-term investments available-for-sale, at fair value (amortized cost: $69,393)	69,406	-	69,406
Equity securities, at fair value (historical cost: $29,430)	35,404	-	35,404
Trading securities, at fair value (cost: $4,229)	3,698	-	3,698
Policy loans and other invested assets	48,713	-	48,713
Total investments	4,097,597	-	4,097,597
Cash and cash equivalents	489,240	-	489,240
Accrued investment income	20,885	-	20,885
Reinsurance recoverables	4,015,909	(806,369)	3,209,540
Deferred policy acquisition costs, net	3,081,886	106,616	3,188,502
Renewal commissions receivable	200,043	-	200,043
Agent balances, due premiums and other receivables	254,276	-	254,276
Goodwill	127,707	-	127,707
Intangible assets	185,525	-	185,525
Deferred income taxes	101,333	(7,701)	93,632
Operating lease right-of-use assets	40,500	-	40,500
Other assets	428,259	-	428,259
Separate account assets	2,305,717	-	2,305,717
Total assets	$15,348,877	$(707,454)	$14,641,423

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$7,390,800	$(1,092,894)	$6,297,906
Unearned and advance premiums	15,422	-	15,422
Policy claims and other benefits payable	538,250	-	538,250
Other policyholders’ funds	483,769	-	483,769
Note payable	592,905	-	592,905
Surplus note	1,444,469	-	1,444,469
Income tax payable	36,876	-	36,876
Deferred income taxes	91,457	75,685	167,142
Operating lease liabilities	45,995	-	45,995
Other liabilities	580,780	-	580,780
Payable under securities lending	100,938	-	100,938
Separate account liabilities	2,305,717	-	2,305,717
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	13,627,378	(1,017,209)	12,610,169

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	-	-	-
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 shares; issued and outstanding 36,824)	368	-	368
Paid-in capital	-	-	-
Retained earnings	1,973,403	180,214	2,153,617
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	-	130,416	130,416
Unrealized foreign currency translation gains (losses)	(11,404)	(875)	(12,279)
Net unrealized investment gains (losses) on available-for-sale securities	(240,868)	-	(240,868)
Total permanent stockholders’ equity	1,721,499	309,755	2,031,254
Total liabilities and temporary and permanent stockholders’ equity	$15,348,877	$(707,454)	$14,641,423

The impact of LDTI on the Company's Previously Reported condensed consolidated statement of income for the three and six months ended June 30, 2022 is as follows:

Condensed Consolidated Statement of Income

	Three months ended June 30, 2022			Six months ended June 30, 2022
	As Previously Reported (Unaudited)	Adoption Impacts (Unaudited)	As Adjusted (Unaudited)	As Previously Reported (Unaudited)	Adoption Impacts (Unaudited)	As Adjusted (Unaudited)
	(In thousands)
Revenues:
Direct premiums	$808,894	$-	$808,894	$1,607,560	$-	$1,607,560
Ceded premiums	(419,048)	-	(419,048)	(818,933)	-	(818,933)
Net premiums	389,846	-	389,846	788,627	-	788,627
Commissions and fees	240,688	-	240,688	492,489	-	492,489
Investment income net of investment expenses	37,099	-	37,099	71,519	-	71,519
Interest expense on surplus note	(15,815)	-	(15,815)	(31,330)	-	(31,330)
Net investment income	21,284	-	21,284	40,189	-	40,189
Realized investment gains (losses)	56	-	56	632	-	632
Other investment gains (losses)	(1,948)	-	(1,948)	(1,773)	-	(1,773)
Investment gains (losses)	(1,892)	-	(1,892)	(1,141)	-	(1,141)
Other, net	18,756	-	18,756	39,745	-	39,745
Total revenues	668,682	-	668,682	1,359,909	-	1,359,909

Benefits and expenses:
Benefits and claims	153,257	(4,888)	148,369	340,326	(28,373)	311,953
Future policy benefits remeasurement (gain) loss	-	(100)	(100)	-	(845)	(845)
Amortization of deferred policy acquisition costs	85,379	(20,549)	64,830	171,442	(42,758)	128,684
Sales commissions	119,763	-	119,763	253,687	-	253,687
Insurance expenses	59,461	-	59,461	118,969	-	118,969
Insurance commissions	7,594	-	7,594	15,315	-	15,315
Contract acquisition costs	19,384	-	19,384	40,034	-	40,034
Interest expense	6,814	-	6,814	13,667	-	13,667
Other operating expenses	79,730	-	79,730	166,165	-	166,165
Total benefits and expenses	531,382	(25,537)	505,845	1,119,605	(71,976)	1,047,629
Income before income taxes	137,300	25,537	162,837	240,304	71,976	312,280
Income taxes	31,737	5,528	37,265	55,977	15,556	71,533
Net income	105,563	20,009	125,572	184,327	56,420	240,747
Net income (loss) attributable to noncontrolling interests	(2,384)	-	(2,384)	(5,038)	-	(5,038)
Net income attributable to Primerica, Inc.	$107,947	$20,009	$127,956	$189,365	$56,420	$245,785

Earnings per share attributable to common stockholders:
Basic earnings per share	$2.80	$0.52	$3.32	$4.86	$1.45	$6.31
Diluted earnings per share	$2.79	$0.52	$3.31	$4.85	$1.44	$6.29

Weighted-average shares used in computing earnings per share:
Basic	38,386	-	38,386	38,801	-	38,801
Diluted	38,501	-	38,501	38,914	-	38,914

Transition Impact on the Liability for Future Policy Benefits.

The Company adopted ASU 2018-12 using the modified retrospective transition method. As part of the transition disclosures, ASU 2018-12 requires a reconciliation of the adoption impacts to the Company’s LFPB, separated between the changes in the present value of expected net premiums and the present value of expected future policy benefits as of the Transition Date. Theses balances are presented before reinsurance and income taxes for the Term Life Insurance segment, which makes up the substantial portion of the Company's long-duration insurance contract liabilities.

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

Correction of an immaterial error on previously issued financial statements. The Company revised the prior period financial information included in the accompanying condensed consolidated financial statements from the information initially restated for LDTI and presented in the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 ("Previously-issued Financial Statements") to correct errors related to the measurement of reinsurance recoverables and DAC in conjunction with the adoption of LDTI. The primary impact of these errors prior to the correction in our condensed consolidated balance sheets was an understatement of reinsurance recoverables and an overstatement of DAC. The resulting impact to our consolidated statements of income was an overstatement of benefits and claims and an understatement of DAC amortization along with the related income tax impact that netted to cause an understatement of net income. These errors were specifically related to the Company’s accounting estimates under LDTI and no financial statements prior to the adoption of LDTI were affected.

In accordance with FASB ASC 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of these errors quantitatively and qualitatively and concluded that these prior period errors were immaterial to the Previously-issued Financial Statements. The errors were discovered as the Company continued to refine its control processes related to its accounting under LDTI.

The revisions resulted in net increases to total assets of $23.3 million, or 0.2%, total liabilities of $1.6 million, or less than 0.1%, and total stockholders’ equity of $21.7 million, or 1.1%, in the accompanying unaudited consolidated balance sheet as of December 31, 2022. In addition, the revisions resulted in an increase to total stockholders' equity of $14.1 million, or 1.5%, as of December 31, 2021 that is disclosed in Note 1 herein as compared with the Previously-issued Financial Statements. The revisions had no impact on the Transition Date balance sheet. Prior period information included in the notes herein to the accompanying unaudited condensed consolidated financial statements have been revised as needed.

(2) Segment and Geographical Information

Segments. We have three primary operating segments — Term Life Insurance, Investment and Savings Products, and Senior Health. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenues:
Term life insurance segment	$411,873	$398,421	$832,943	$805,405
Investment and savings products segment	214,509	222,416	424,711	463,455
Senior health segment	14,890	11,814	33,599	17,645
Corporate and other distributed products segment	47,113	36,031	87,169	73,404
Total revenues	$688,385	$668,682	$1,378,422	$1,359,909

Net investment income:
Term life insurance segment	$-	$-	$-	$-
Investment and savings products segment	-	-	-	-
Senior health segment	-	-	-	-
Corporate and other distributed products segment	32,398	21,284	63,462	40,189
Total net investment income	$32,398	$21,284	$63,462	$40,189

Amortization of DAC:
Term life insurance segment	$66,004	$63,169	$132,072	$125,169
Investment and savings products segment	1,409	1,421	2,901	2,867
Senior health segment	-	-	-	-
Corporate and other distributed products segment	697	240	1,060	648
Total amortization of DAC	$68,110	$64,830	$136,033	$128,684

Non-cash share-based compensation expense:
Term life insurance segment	$726	$618	$2,576	$2,743
Investment and savings products segment	666	683	1,658	1,887
Senior health segment	171	-	330	-
Corporate and other distributed products segment	895	4,853	9,967	13,961
Total non-cash share-based compensation expense	$2,458	$6,154	$14,531	$18,591

Income (loss) before income taxes:
Term life insurance segment	$140,113	$128,579	$270,654	$250,702
Investment and savings products segment	59,583	63,017	115,691	130,056
Senior health segment	(6,032)	(16,150)	(9,795)	(39,235)
Corporate and other distributed products segment	(4,768)	(12,609)	(20,712)	(29,243)
Total income (loss) before income taxes	$188,896	$162,837	$355,838	$312,280

Total assets by segment were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Assets:
Term life insurance segment	$6,482,832	$6,457,156
Investment and savings products segment (1)	2,496,008	2,424,256
Senior health segment	422,884	431,993
Corporate and other distributed products segment	5,350,012	5,328,018
Total assets	$14,751,736	$14,641,423
(1)
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $137.2 million and $118.5 million as of June 30, 2023 and December 31, 2022, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets and condensed consolidated statements of income, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenues by country:
United States	$602,132	$575,517	$1,205,982	$1,161,671
Canada	86,253	93,165	172,440	198,238
Total revenues	$688,385	$668,682	$1,378,422	$1,359,909

	June 30, 2023	December 31, 2022
	(In thousands)
Long-lived assets by country:
United States	$39,794	$49,637
Canada	2,732	2,803
Other	207	217
Total long-lived assets	$42,733	$52,657

(3) Investments

Available-for-sale Securities. The period-end amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities were as follows:

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,975	$17	$(662)	$9,330
Foreign government	164,268	985	(10,992)	154,261
States and political subdivisions	137,286	124	(16,335)	121,075
Corporates	1,702,113	3,805	(160,489)	1,545,429
Residential mortgage-backed securities	474,341	324	(71,085)	403,580
Commercial mortgage-backed securities	135,789	-	(17,665)	118,124
Other asset-backed securities	205,294	212	(15,995)	189,511
Total fixed-maturity securities	2,829,066	5,467	(293,223)	2,541,310
Short-term investments	21,587	-	(11)	21,576
Total fixed-maturity and short-term investments	$2,850,653	$5,467	$(293,234)	$2,562,886

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$31,217	$18	$(767)	$30,468
Foreign government	163,725	780	(11,590)	152,915
States and political subdivisions	142,189	112	(20,056)	122,245
Corporates	1,665,962	2,439	(171,552)	1,496,849
Residential mortgage-backed securities	473,309	370	(71,949)	401,730
Commercial mortgage-backed securities	139,306	3	(16,342)	122,967
Other asset-backed securities	185,707	108	(17,533)	168,282
Total fixed-maturity securities	2,801,415	3,830	(309,789)	2,495,456
Short-term investments	69,393	20	(7)	69,406
Total fixed-maturity and short-term investments	$2,870,808	$3,850	$(309,796)	$2,564,862

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

The scheduled maturity distribution of the available-for-sale (“AFS”) fixed-maturity portfolio as of June 30, 2023 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$160,864	$158,506
Due after one year through five years	723,465	682,487
Due after five years through 10 years	817,627	721,693
Due after 10 years	311,686	267,409
	2,013,642	1,830,095
Mortgage- and asset-backed securities	815,424	711,215
Total AFS fixed-maturity securities	$2,829,066	$2,541,310

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	June 30, 2023		December 31, 2022
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$18,941	$18,379	$4,229	$3,698

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

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of June 30, 2023, the LLC Note had an estimated unrealized holding loss of $93.6 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 15 (Debt) for more information on the Surplus Note.

As of June 30, 2023, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair values of investments on deposit were $7.1 million as of June 30, 2023 and December 31, 2022.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $77.6 million and $100.9 million as of June 30, 2023 and December 31, 2022, respectively.

Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Fixed-maturity securities (available-for-sale)	$26,357	$22,414	$52,163	$43,303
Fixed-maturity security (held-to-maturity)	16,608	15,815	33,042	31,330
Equity securities	380	371	760	758
Policy loans and other invested assets	352	58	281	160
Cash and cash equivalents	5,840	498	10,968	623
Total return on deposit asset underlying 10% coinsurance agreement(1)	1,636	(769)	3,685	(2,279)
Gross investment income	51,173	38,387	100,899	73,895
Investment expenses	(2,167)	(1,288)	(4,395)	(2,376)
Investment income net of investment expenses	49,006	37,099	96,504	71,519
Interest expense on surplus note	(16,608)	(15,815)	(33,042)	(31,330)
Net investment income	$32,398	$21,284	$63,462	$40,189
(1)
Includes $(0.9) million and $(1.2) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and six months ended June 30, 2023, respectively. Includes ($1.3) million and $(3.4) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and six months ended June 30, 2022, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale securities fixed maturity securities	$442	$420	$492	$1,022
Gross losses from sales of available-for-sale fixed maturity securities	(105)	(364)	(1,140)	(390)
Net realized investment gains (losses):	337	56	(648)	632
Other investment gains (losses):
Credit (losses) gains impairment of available-for-sale securities	(6)	-	(2,167)	81
Market gains (losses) recognized in net income during the period on equity securities	(656)	(1,949)	(2,130)	(1,833)
Gains (losses) from bifurcated options	(8)	-	-	-
Gains (losses) on trading securities	5	1	9	(21)
Other investment gains (losses):	(665)	(1,948)	(4,288)	(1,773)
Investment gains (losses)	$(328)	$(1,892)	$(4,936)	$(1,141)

The proceeds from sales or other redemptions of available-for-sale securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Proceeds from sales or other redemptions	$151,962	$162,963	$237,392	$302,076

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

Credit Losses for Available-for-sale Securities. The following table summarizes all available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2023, aggregated by major security type and length of time such securities have continuously been in an unrealized loss position:

	June 30, 2023
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$2,416	$(117)	$6,586	$(545)
Foreign government	43,513	(1,020)	86,070	(9,972)
States and political subdivisions	11,670	(341)	104,963	(15,994)
Corporates	412,137	(11,772)	998,467	(148,717)
Residential mortgage-backed securities	43,203	(2,941)	348,731	(68,144)
Commercial mortgage-backed securities	12,583	(358)	104,541	(17,307)
Other asset-backed securities	32,420	(804)	133,632	(15,191)
Total fixed-maturity securities	557,942	(17,353)	1,782,990	(275,870)
Short-term investments:
U.S. government and agencies	1,806	(1)	-	-
Foreign government	17,632	(10)	-	-
Total short-term investments	19,438	(11)	-	-
Total fixed-maturity securities and short-term investments	$577,380	$(17,364)	$1,782,990	$(275,870)

	December 31, 2022
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Fixed-maturity securities:
U.S. government and agencies	$4,927	$(204)	$25,209	$(563)
Foreign government	97,094	(4,430)	38,085	(7,160)
States and political subdivisions	71,131	(10,666)	44,324	(9,390)
Corporates	974,931	(69,726)	452,541	(101,826)
Residential mortgage-backed securities	187,158	(22,171)	201,595	(49,778)
Commercial mortgage-backed securities	65,165	(5,069)	56,799	(11,273)
Other asset-backed securities	81,907	(5,807)	72,977	(11,726)
Total fixed-maturity securities	1,482,313	(118,073)	891,530	(191,716)
Short-term investments:
U.S. government and agencies	28,379	(5)	-	-
Foreign government	1,744	(2)	-	-
Total short-term investments	30,123	(7)	-	-
Total fixed-maturity securities and short-term investments	$1,512,436	$(118,080)	$891,530	$(191,716)

The amortized cost of available-for-sale fixed-maturity securities with a cost basis in excess of their fair values were $2,653.6 million and $2,713.8 million as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, we did not recognize credit losses in the unaudited condensed consolidated statements of income on available-for-sale securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments. We recognized credit losses in the unaudited condensed consolidated statements of income on available-for-sale securities that are in an unrealized loss position that we have the intent to sell. For those that remain in an unrealized loss position we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose them. The sharp increase in interest rates since the end of 2021 was the primary driver of the increase in unrealized losses on available-for-sale securities.

For the three and six months ended June 30, 2023, we recognized less than $0.1 million and $2.2 million, respectively, for credit losses on available-for-sale securities in the unaudited condensed consolidated statements of income. For the three months ended June 30, 2022, we did not recognize any credit losses on available-for-sale securities in the unaudited condensed consolidated statements of income. For the six months ended June 30, 2022, we recognized $0.1 million for credit gains on available-for-sale securities in the unaudited condensed consolidated statements of income. We recognized credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on available-for-sale securities was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Allowance for credit losses, beginning of period	$-	$735	$-	$816
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	-	-	-	-
Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	-	-	-	(81)
Write-offs charged against the allowance, if any	-	(735)	-	(735)
Allowance for credit losses, end of period	$-	$-	$-	$-

Derivatives. We carry a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of June 30, 2023 and December 31, 2022. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations. We have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,330	$-	$9,330
Foreign government	-	154,261	-	154,261
States and political subdivisions	-	121,075	-	121,075
Corporates	3,882	1,541,547	-	1,545,429
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	403,580	-	403,580
Commercial mortgage-backed securities	-	118,124	-	118,124
Other asset-backed securities	-	189,511	-	189,511
Total available-for-sale fixed-maturity securities	3,882	2,537,428	-	2,541,310
Short-term investments	-	21,576	-	21,576
Total available-for-sale securities	3,882	2,559,004	-	2,562,886
Equity securities	31,027	946	1,628	33,601
Trading securities	-	18,379	-	18,379
Cash and cash equivalents	561,585	-	-	561,585
Separate accounts	-	2,358,823	-	2,358,823
Total fair value assets	$596,494	$4,937,152	$1,628	$5,535,274
Fair value liabilities:
Separate accounts	$-	$2,358,823	$-	$2,358,823
Total fair value liabilities	$-	$2,358,823	$-	$2,358,823

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$30,468	$-	$30,468
Foreign government	-	152,915	-	152,915
States and political subdivisions	-	122,245	-	122,245
Corporates	3,586	1,493,263	-	1,496,849
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	401,730	-	401,730
Commercial mortgage-backed securities	-	122,967	-	122,967
Other asset-backed securities	-	168,282	-	168,282
Total available-for-sale fixed-maturity securities	3,586	2,491,870	-	2,495,456
Short-term investments	-	69,406	-	69,406
Total available-for-sale securities	3,586	2,561,276	-	2,564,862
Equity securities	32,727	967	1,710	35,404
Trading securities	-	3,698	-	3,698
Cash and cash equivalents	489,240	-	-	489,240
Separate accounts	-	2,305,717	-	2,305,717
Total fair value assets	$525,553	$4,871,658	$1,710	$5,398,921
Fair value liabilities:
Separate accounts	$-	$2,305,717	$-	$2,305,717
Total fair value liabilities	$-	$2,305,717	$-	$2,305,717

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30,(1)
	2023	2022	2023	2022
	(In thousands)
Level 3 assets, beginning of period	$4,008	$10,689	$1,710	$3,596
Net unrealized gains (losses) included in other comprehensive income	(60)	108	(61)	106
Realized gains (losses) and accretion (amortization) recognized in earnings	(64)	7	(81)	(200)
Purchases	-	1,588	2,316	7,491
Sales	-	-	-	-
Settlements	(8)	(1,400)	(8)	(1,400)
Transfers into Level 3	-	-	-	1,399
Transfers out of Level 3	(2,248)	(9,358)	(2,248)	(9,358)
Level 3 assets, end of period	$1,628	$1,634	$1,628	$1,634
(1)
Transfers of investments that enter and exit Level 3 in different quarters within the same fiscal year are not eliminated until the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and six months ended June 30, 2023 and 2022.

The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2023		December 31, 2022
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,541,310	$2,541,310	$2,495,456	$2,495,456
Fixed-maturity security (held-to-maturity) (3)	1,433,520	1,339,914	1,444,920	1,340,265
Short-term investments (available-for-sale)	21,576	21,576	69,406	69,406
Equity securities	33,601	33,601	35,404	35,404
Trading securities	18,379	18,379	3,698	3,698
Policy loans (3)	37,480	37,480	35,940	35,940
Deposit asset underlying 10% coinsurance agreement (3)	206,206	206,206	224,371	224,371
Separate accounts	2,358,823	2,358,823	2,305,717	2,305,717
Liabilities:
Notes payable (1) (2)	$593,307	$493,895	$592,905	$491,753
Surplus note (1) (3)	1,433,101	1,332,410	1,444,469	1,333,047
Separate accounts	2,358,823	2,358,823	2,305,717	2,305,717
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

Details on in-force life insurance were as follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Direct life insurance in-force	$937,072,279	$919,081,738
Amounts ceded to other companies	(802,052,480)	(787,907,229)
Net life insurance in-force	$135,019,799	$131,174,509
Percentage of reinsured life insurance in-force	86%	86%

Benefits and claims ceded to reinsurers during the three and six months ended June 30, 2023 were $349.7 million and $693.0 million, respectively, compared to $329.0 million and $621.5 million, respectively, for the three and six months ended June 30, 2022.

Reinsurance recoverables as of June 30, 2023 and December 31, 2022 include ceded reserve balances, ceded claim liabilities, and ceded claims paid. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	June 30, 2023		December 31, 2022
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life and Health America, Inc. (Novated from Pecan Re Inc.) (1)	$2,314,583	A+	$2,428,232	A+
Munich Re of Malta (1) (2)	244,325	NR	248,080	N/R
American Health and Life Insurance Company (1)	143,612	B++	150,121	B++
SCOR Global Life Reinsurance Companies (3)	121,991	A+	122,674	A+
Swiss Re Life & Health America Inc. (4)	56,726	A+	58,037	A+
RGA Reinsurance Company	49,238	A+	47,601	A+
Korean Reinsurance Company	41,759	A	42,609	A
Munich American Reassurance Company	40,779	A+	41,882	A+
Hannover Life Reassurance Company	21,210	A+	18,697	A+
TOA Reinsurance Company	19,927	A	18,231	A
All other reinsurers	35,969	-	36,312	-
Allowance for credit losses	(5,599)		(2,936)
Reinsurance recoverables	$3,084,520		$3,209,540

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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Balance, beginning of period	$3,563	$3,083	$2,936	$2,942
Current period provision for expected credit losses	2,036	51	2,663	192
Less: Collections from expected credit losses previously recorded	-	(170)	-	(170)
Balance, at the end of period	$5,599	$2,964	$5,599	$2,964

(6) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Six months ended		Year ended
	June 30, 2023		December 31, 2022
	(In thousands)
	Term Life	Segregated Funds (Canada)	Term Life	Segregated Funds (Canada)
Balance, beginning of period	$3,106,148	$62,341	$2,869,812	$65,411
Capitalization	256,846	2,902	507,834	7,003
Amortization	(132,072)	(2,901)	(254,875)	(5,581)
Foreign exchange translation and other	6,222	1,622	(16,623)	(4,492)
Balance, at the end of period	$3,237,144	$63,964	$3,106,148	$62,341

Reconciliation of DAC by product was as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Term Life	$3,237,144	$3,106,148
Segregated Funds (Canada)	63,964	62,341
Other	18,736	20,013
Total DAC, net	$3,319,844	$3,188,502

There were no changes to the judgments, assumptions and methods used to amortize DAC during the six months ended June 30, 2023 and 2022.

(7) Separate Accounts

The following table represents the fair value of assets supporting separate accounts assets by major investment category:

	June 30, 2023	December 31, 2022
	(In thousands)
Fixed-income securities	$842,805	$796,384
Equity securities	1,412,666	1,340,541
Cash and cash equivalents	101,427	181,162
Due to/from funds	1,898	(12,399)
Other	27	29
Total separate accounts assets	$2,358,823	$2,305,717

The following table represents the balances of and changes in separate account liabilities:

	Six months ended	Year ended
	June 30, 2023	December 31, 2022
	(In thousands)
Separate account liabilities balance, beginning of period	$2,305,717	$2,799,992
Premiums and deposits	122,360	253,982
Surrenders and withdrawals	(193,283)	(293,278)
Investment performance	99,998	(202,997)
Management fees and other charges	(31,204)	(62,281)
Foreign exchange translation	55,235	(189,701)
Separate accounts liabilities balance, end of period	$2,358,823	$2,305,717
Cash surrender value	$2,321,588	$2,268,436

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

(8) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Six months ended June 30,
	2023	2022
	(In thousands)
Policy claims and other benefits payable, beginning of period	$538,250	$585,382
Less reinsured policy claims and other benefits payable	542,606	638,007
Net balance, beginning of period	(4,356)	(52,625)
Incurred related to current year	121,251	127,911
Incurred related to prior years (1)	(1,723)	(2,522)
Total incurred	119,528	125,389
Claims paid related to current year, net of reinsured policy claims received	(162,580)	(170,149)
Reinsured policy claims received related to prior years, net of claims paid	17,519	65,135
Total paid	(145,061)	(105,014)
Foreign currency translation	182	(150)
Net balance, end of period	(29,707)	(32,400)
Add reinsured policy claims and other benefits payable	524,848	513,629
Balance, end of period	$495,141	$481,229
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

(9) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Six months ended	Year ended
	June 30, 2023	December 31, 2022
	(In thousands)
Present Value of Expected Net Premiums	Term Life
Balance at current discount rate, beginning of period	$13,053,386	$14,988,852
Balance at original discount rate, beginning of period	13,521,221	12,800,441
Effect of changes in cash flow assumptions	-	26,090
Effect of actual variances from expected experience	(132,847)	8,653
Adjusted balance, beginning of period	13,388,374	12,835,184
Issuances	963,446	1,892,716
Interest accrual at original discount rate	274,883	486,436
Net premiums collected	(836,033)	(1,623,000)
Foreign currency translation	23,886	(70,115)
Expected net premiums at original discount rate, end of period	13,814,556	13,521,221
Effect of changes in discount rate assumptions	(357,659)	(467,835)
Expected net premiums at current discount rate, end of period	$13,456,897	$13,053,386

Present Value of Expected Future Policy Benefits
Balance at current discount rate, beginning of period	$19,143,253	$23,309,576
Balance at original discount rate, beginning of period	19,706,818	18,991,175
Effect of changes in cash flow assumptions	-	29,915
Effect of actual variances from expected experience	(127,721)	21,101
Adjusted balance, beginning of period	19,579,097	19,042,191
Issuances	963,493	1,892,730
Interest Accrual at original discount rate	428,668	796,017
Benefit payments	(907,757)	(1,915,518)
Foreign currency translation	37,051	(108,602)
Expected future policy benefits at original discount rate, end of period	20,100,552	19,706,818
Effect of changes in discount rate assumptions	(360,882)	(563,565)
Expected future policy benefits at current discount rate, end of period	$19,739,670	$19,143,253

LFPB	$6,282,773	$6,089,867
Less: reinsurance recoverables	3,063,938	3,186,264
Net LFPB, after reinsurance recoverables	$3,218,835	$2,903,603

Weighted-average duration of net LFPB	7.8	7.8

During the three and six months ended June 30, 2023, experience variances resulted in remeasurement gains of $1.9 million and $1.3 million, respectively, compared to $0.1 million and $0.8 million, respectively, during the three and six months ended June 30, 2022. The impact of experience variances in persistency and mortality during each period was largely offset by reinsurance. There were no changes to the inputs, judgments, assumptions, and methods used in measuring the LFPB during the three and six months ended June 30, 2023 and 2022.

For the full year 2022, the remeasurement loss recognized by the Company was $1.6 million. During 2022, a small assumption change was made relating to moving mortality improvement forward one calendar year when the Company reviewed assumptions during the third quarter. The impact of this change in assumption, together with experience variances during 2022, were largely offset by reinsurance.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the three and six months ended June 30, 2023 and 2022.

The following table reconciles the LFPB to the condensed consolidated balance sheets:

	June 30, 2023	December 31, 2022
	(In thousands)
Term Life	$6,282,773	$6,089,867
Other	208,791	208,039
Total	$6,491,564	$6,297,906

The following table reconciles the reinsurance recoverables to the condensed consolidated balance sheets:

	June 30, 2023	December 31, 2022
	(In thousands)
Term Life	$3,063,938	$3,186,264
Other	20,582	23,276
Total	$3,084,520	$3,209,540

The amount of discounted (using the original discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	June 30, 2023		December 31, 2022
	(In thousands)
Term Life
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$32,695,268	$19,739,670	$31,904,059	$19,143,253
Expected future gross premiums	$38,046,132	$25,772,059	$37,135,605	$25,070,802

The amount of revenue and interest recognized in our unaudited condensed consolidated statements of income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Term Life
Gross premiums	$823,297	$803,453	$1,636,177	$1,596,707
Interest accretion (expense)	$(77,101)	$(75,860)	$(153,785)	$(152,359)

The weighted-average rates were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Term Life
Original discount rate	4.94%	5.00%
Current discount rate	5.09%	5.28%

There were no changes to the methods used to determine the discount rates during the six months ended June 30, 2023 and the twelve months ended December 31, 2022.

(10) Stockholders’ Equity

A reconciliation of the number of shares of our outstanding common stock follows:

	Six months ended June 30,
	2023	2022
	(In thousands)
Common stock, beginning of period	$36,824	$39,368
Shares issued for stock options exercised	60	-
Shares of common stock issued upon lapse of sales restrictions on restricted stock units (“RSUs”)	168	166
Common stock retired	(1,206)	(1,766)
Common stock, end of period	$35,846	$37,768

The above reconciliation excludes RSUs and performance-based stock units (“PSUs”), which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of June 30, 2023, we had a total of 254,702 RSUs and 65,459 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 12 (Share-Based Transactions) for discussion of the PSU award structure.

On November 17, 2022, our Board of Directors authorized a share repurchase program for up to $375.0 million of our outstanding common stock for purchases from January 1, 2023 through December 31, 2023 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 1,138,458 shares of our common stock in the open market for an aggregate purchase price of $196.0 million through June 30, 2023. Approximately $179.0 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of June 30, 2023.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income attributable to Primerica, Inc.	$144,504	$127,956	$272,603	$245,785
Income attributable to unvested participating securities	(609)	(566)	(1,190)	(1,052)
Net income used in calculating basic EPS	$143,895	$127,390	$271,413	$244,733
Denominator:
Weighted-average vested shares	36,215	38,386	36,461	38,801
Basic EPS	$3.97	$3.32	$7.44	$6.31

Diluted EPS:
Numerator:
Net income attributable to Primerica, Inc.	$144,504	$127,956	$272,603	$245,785
Income attributable to unvested participating securities	(608)	(564)	(1,187)	(1,050)
Net income used in calculating diluted EPS	$143,896	$127,392	$271,416	$244,735
Denominator:
Weighted-average vested shares	36,215	38,386	36,461	38,801
Dilutive effect of incremental shares to be issued for contingently-issuable shares	75	115	84	113
Weighted-average shares used in calculating diluted EPS	36,290	38,501	36,545	38,914
Diluted EPS	$3.97	$3.31	$7.43	$6.29

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

The impact of equity awards granted under the OIP are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Equity awards expense recognized	$2,463	$2,826	$14,588	$15,007
Equity awards expense deferred	2,340	2,810	4,863	5,187

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

(13) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term expiring on December 31, 2025. As of June 30, 2023, the amount of the LOC outstanding was $64.7 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of June 30, 2023, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(14) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$7,005	$(9,511)	$8,026	$(6,211)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$7,005	$(9,511)	$8,026	$(6,211)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(23,068)	$(138,879)	$15,364	$(303,818)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(5,237)	(29,616)	2,970	(64,858)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(17,831)	(109,263)	12,394	(238,960)
			…
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(331)	(56)	2,815	(713)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(70)	(12)	591	(150)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(261)	(44)	2,224	(563)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(18,092)	$(109,307)	$14,618	$(239,523)
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$85,310	$621,900	$(95,971)	$1,442,716
Income tax (expense) benefit on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	17,958	133,068	(20,941)	308,613
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$67,352	$488,832	$(75,030)	$1,134,103

(15) Debt

Notes Payable. As of June 30, 2023, the Company had outstanding $600.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 2.80% that are scheduled to mature on November 19, 2031. As of June 30, 2023, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three and six months ended June 30, 2023.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2022 Annual Report.

Surplus Note. As of June 30, 2023, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.4 billion, which is equal to the principal amount of the LLC Note. The principal amounts of the Surplus Note and the LLC Note have reached their peaks and are expected to decrease over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 3 (Investments).

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Adjusted Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three and six months ended June 30, 2023, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and six months ended June 30, 2023.

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$12,280	$12,374	$24,513	$24,550
Total segment revenues from contracts with customers	12,280	12,374	24,513	24,550
Revenues from sources other than contracts with customers	399,593	386,047	808,430	780,855
Total Term Life Insurance segment revenues	$411,873	$398,421	$832,943	$805,405

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$74,958	$88,701	$147,346	$191,942
Asset-based revenues	99,521	93,419	197,625	190,773
Account-based revenues	23,095	22,592	45,886	44,134
Other, net	3,121	3,022	6,240	6,166
Total segment revenues from contracts with customers	200,695	207,734	397,097	433,015
Revenues from sources other than contracts with customers (segregated funds)	13,814	14,682	27,614	30,440
Total Investment and Savings Products segment revenues	$214,509	$222,416	$424,711	$463,455

Senior Health segment revenues:
Commissions and fees	$11,371	$9,343	$27,125	$10,621
Other, net	3,519	2,471	6,474	7,024
Total Senior Health segment revenues	$14,890	$11,814	$33,599	$17,645

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$10,371	$11,951	$19,081	$24,579
Other, net	1,235	889	2,436	2,005
Total segment revenues from contracts with customers	11,606	12,840	21,517	26,584
Revenues from sources other than contracts with customers	35,507	23,191	65,652	46,820
Total Corporate and Other Distributed Products segment revenues	$47,113	$36,031	$87,169	$73,404

Renewal Commissions Receivable. For revenue associated with ongoing renewal commissions in the Senior Health and Corporate and Other Distributed Products segments, we record a renewal commission receivable asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the satisfaction of the performance obligation, less amounts that are constrained in the accompanying unaudited condensed consolidated balance sheets. We update our estimate of variable consideration each period as new facts or circumstances that were not available at the time of the initial estimate will indicate that the expected renewal commissions are higher or lower than our renewal commissions receivable. As such, the expected renewal commissions receivable will be written down or up to its revised expected value by adjustments to revenue, which we refer to as tail revenue adjustments. During the three and six months ended June 30, 2023, no tail revenue adjustments were recognized based on our current estimates.

Activity in the Renewal commissions receivable account was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Senior Health segment:
Balance, beginning of period	$134,199	$153,783	$139,399	$172,308
Measurement period adjustment (1)	-	(11,863)	-	(11,863)
Commissions revenue	6,923	9,563	15,985	22,412
Less: collections	(10,304)	(11,910)	(24,566)	(24,224)
Tail revenue adjustments from change in estimate	-	(5,361)	-	(24,421)
Balance, at the end of period	$130,818	$134,212	$130,818	$134,212

Corporate and Other Distributed Products segments:
Balance, beginning of period	$60,210	$59,392	$60,644	$59,443
Commissions revenue	6,405	6,283	11,775	11,926
Less: collections	(6,209)	(6,226)	(12,013)	(11,920)
Balance, at the end of period	$60,406	$59,449	$60,406	$59,449

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

(17) Leases

We have operating leases for office space and other real estate and finance leases for certain office equipment. During the three months ended June 30, 2023, we extended the lease for our home office facility located in Duluth, Georgia. The lease was set to expire in June 2028 and was extended to December 31, 2035. Upon modifying the lease, the Company reassessed its classification and concluded the lease remains an operating lease. The lease disclosures included herein have been added to reflect the extension of this lease as of June 30, 2023.

In aggregate, our leases have remaining lease terms of 1 year to 13 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year, exercisable at the Company’s discretion. Operating lease right-of-use assets and operating lease liabilities are presented separately in our consolidated balance sheets. As of June 30, 2023 and December 31, 2022, finance lease right-of-use assets of $0.6 million and $0.7 million, respectively, and finance lease liabilities of $0.6 million and $0.8 million, respectively, were recorded within Other assets and Other liabilities within our consolidated balance sheets. The Company determines its lease liabilities, which are measured at the present value of future lease payments, using the Company’s incremental secured borrowing rate that is commensurate with the term of the underlying lease or the rate implicit in the lease if readily determinable.

	June 30, 2023	December 31, 2022
	(In thousands)
Weighted Average Remaining Lease Term
Operating leases	10 years	6 years
Finance leases	3 years	3 years

Weighted Average Discount Rate
Operating leases	4.7%	4.2%
Finance leases	5.9%	6.0%

Future minimum lease payments under non-cancellable leases were as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2023 (remaining 6 months)	$2,442	$149
2024(1)	5,395	269
2025	8,919	192
2026	8,690	78
2027	8,608	-
Thereafter	48,396	-
Total minimum rental commitments for operating leases	82,450	688
Less imputed interest	20,141	45
Total lease liabilities	$62,309	$643
(1)
Excludes $4.8 million of scheduled rent payments expected to be offset by a leasehold improvement allowance funded by the landlord of our home office facility.

(18) Goodwill

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

At June 30, 2023, the Company recognized goodwill of $127.7 million in its Senior Health reporting unit after accumulated goodwill impairment charges of $136.0 million. There were no changes in the goodwill balance during the three and six months ended June 30, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2022 to June 30, 2023. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2022 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Senior Health. In the United States, we distribute Medicare-related insurance products nationwide to eligible Medicare participants and enroll them in coverage utilizing licensed health insurance agents through our e-TeleQuote Insurance, Inc. subsidiary ("e-TeleQuote"). The health insurance products we distribute are underwritten and administered by third-party health insurance carriers and primarily consist of Medicare Advantage enrollments. Contract acquisition costs are incurred upfront when policy applications are approved and include costs associated with generating or acquiring leads, as well as fees paid to Primerica Senior Health certified independent sales representatives and compensation, licensing, and training costs incurred for e-TeleQuote’s workforce of licensed health insurance agents. e-TeleQuote's licensed health insurance agents are employees of the Company. We receive compensation from the third-party health insurance carriers in the form of initial commissions when eligible Medicare participants are enrolled and renewal commissions, upon the anniversary of the effective date, for as long as policies remain in-force.

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

Significant volatility in capital markets in recent periods has continued to impact our business. Volatility in capital markets has influenced product sales and client asset values that drive revenue in the Investments and Savings Products segment. In addition, the sharp rise in market interest rates during 2022 has driven unrealized losses in our investment portfolio. We have not recognized losses caused by interest rate volatility in the income statement as we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them. Increased interest rates have also led to increases in net investment income as we are able to earn higher returns on our new debt securities purchases and cash balances.

Inflation remained elevated from historical levels during the first half of 2023, which led to an increased cost of living for middle-income families. Continued elevated inflation could impact demand for our products.

Certain year-over-year comparisons are impacted by the effects of the COVID-19 pandemic (“COVID-19”). Results during the first quarter of 2022 reflect the continued effects of COVID-19, namely strong policyholder persistency and elevated claims activity in our Term Life Insurance segment. Results subsequent to the first quarter of 2022 do not reflect elevated COVID-19 impacts.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
New recruits	86,124	70,215	179,664	154,922
New life-licensed independent sales representatives	12,638	11,529	23,756	21,512

The number of new recruits increased during the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to strong recruiting momentum during 2023 as the Company continues to see a high degree of interest from people who are attracted to the flexibility of its business opportunity.

New life-licensed sales representatives increased during the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily as the Company and the field leaders remained focused on licensing rates and continued to see the benefits of improvements to the licensing process. These improvements included new licensing progress-tracking tools and an increased number of in-person licensing classes.

The size of the life-licensed independent sales force was as follows:

	June 30, 2023	June 30, 2022
Life-licensed independent sales representatives, at period end	137,806	132,149

The number of life-licensed independent sales representatives grew to 137,806 as of June 30, 2023 and reflects higher recruiting volume and recent improvements to the licensing process as discussed above.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically (1) between 0.20 and 0.24), were as follows:

	Three months ended June 30,			Six months ended June 30,
	2023	2022	Adjusted 2022	2023	2022	Adjusted 2022
Average number of life-licensed independent sales representatives	137,084	131,240	131,240	136,196	130,390	130,390
Number of new policies issued (1)	96,953	76,946	89,316	181,514	148,270	172,366
Average monthly rate of new policies issued per life-licensed independent sales representative(1)	0.24	0.20	0.23	0.22	0.19	0.22

(1)
The previously reported number of new policies issued and average monthly rate of new policies issued per life-licensed independent sales representatives has been adjusted for the three and six months ended June 30, 2022 for comparability purposes as a result of our new term life insurance products introduced in October 2022, which modified how policies are structured in relation to individual lives. Historically, two adult lives could be covered under a single policy by adding a spouse rider. To better align risk and pricing in our new life insurance products, we eliminated this rider and now sell a separate policy for each insured life. Results for the three and six months ended June 30, 2023 reflect additional policies issued to reflect the former spouse rider with a separate policy in the new life insurance products. To make year-over year comparisons more consistent, we have provided estimates for the three and six months ended June 30, 2022.

Average number of life-licensed independent sales representatives increased for the three and six months ended June 30, 2023 from the same period in 2022 as a result of higher recruiting activity and improvements to the licensing process as discussed above.

New policies issued during the three and six months ended June 30, 2023 increased compared to the same period in 2022 as a result of continued growth in the sales force and the customer appeal of our new term life insurance products that were introduced in late 2022.

Productivity in the three and six months ended June 30, 2023, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was at the high end of our historical range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2023	% of beginning balance	2022	% of beginning balance	2023	% of beginning balance	2022	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$922,845		$909,632		$916,808		$903,404
Net change in face amount:
Issued face amount	32,203	3%	27,651	3%	60,327	7%	52,423	6%
Terminations	(22,582)	(2)%	(19,298)	(2)%	(44,793)	(5)%	(39,085)	(4)%
Foreign currency	2,401	*	(3,547)	*	2,525	*	(2,304)	*
Net change in face amount	12,022	1%	4,806	1%	18,059	2%	11,034	1%
Face amount in force, end of period	$934,867		$914,438		$934,867		$914,438

* Less than 1%.

The face amount of term life policies in-force increased for the three and six months ended June 30, 2023 as the level of face amount issued continued to exceed the face amount terminated. Issued face amount during the three and six months ended June 30, 2023 increased due to an increase in both the number of new policies issued and higher average face amounts per life insured. Policy terminations were elevated across many policy durations during the three and six months ended June 30, 2023 with the higher cost of living likely a key contributing factor. The 2022 periods were the last periods that reflected the benefit of the higher persistency experienced during the height of the COVID-19 pandemic.

Investment and Savings Product Sales, Asset Values and Accounts/Positions.

Investment and savings product sales and average client asset values were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)
Product sales:
U.S. Retail mutual funds	$998	$1,151	$(153)	(13)%	$1,970	$2,450	$(480)	(20)%
Canada retail mutual funds - with upfront sales commissions	106	251	(145)	(58)%	256	688	(432)	(63)%
Annuities and other	738	687	51	7%	1,376	1,413	(37)	(3)%
Total sales-based revenue generating product sales	1,842	2,089	(247)	(12)%	3,602	4,551	(949)	(21)%
Managed investments	317	451	(134)	(30)%	623	905	(282)	(31)%
Canada retail mutual funds - no upfront sales commissions	194	98	96	98%	377	180	197	109%
Segregated funds	28	51	(23)	(45)%	80	118	(38)	(32)%
Total product sales	$2,381	$2,689	$(308)	(11)%	$4,682	$5,754	$(1,072)	(19)%
Average client asset values:
Retail mutual funds	$54,793	$54,409	$384	1%	$54,117	$56,478	$(2,361)	(4)%
Annuities and other	24,084	24,108	(24)	*	23,778	24,988	(1,210)	(5)%
Managed investments	7,613	6,960	653	9%	7,475	7,018	457	7%
Segregated funds	2,324	2,517	(193)	(8)%	2,326	2,614	(288)	(11)%
Total average client asset values	$88,814	$87,994	$820	*	$87,696	$91,098	$(3,402)	(4)%

The rollforward of asset values in client accounts was as follows:

	Three months ended June 30,				Six months ended June 30,
	2023	% of beginning balance	2022	% of beginning balance	2023	% of beginning balance	2022	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$87,621		$93,708		$83,949		$97,312
Net change in asset values:
Inflows	2,381	3%	2,690	3%	4,682	6%	5,755	6%
Redemptions	(1,839)	(2)%	(1,797)	(2)%	(3,497)	(4)%	(3,697)	(4)%
Net flows	542	*	893	1%	1,185	1%	2,058	2%
Change in fair value, net	3,168	4%	(11,836)	(13)%	6,182	7%	(16,776)	(17)%
Foreign currency, net	315	*	(474)	*	330	*	(303)	*
Net change in asset values	4,025	5%	(11,417)	(12)%	7,697	9%	(15,021)	(15)%
Asset values, end of period	$91,646		$82,291		$91,646		$82,291

* Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Positions	%	2023	2022	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,331	2,277	54	2%	2,324	2,260	64	3%
Recordkeeping only	834	812	22	3%	832	805	27	3%
Total average number of fee-generating positions	3,165	3,089	76	2%	3,156	3,065	91	3%
(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Three Months Ended June 30, 2023

Product sales. Investment and savings product sales decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. We believe that the impact of the higher cost of living as well as the availability of high yield money market and savings account alternatives were factors in the reduction in investment product sales in the three-month period in 2023 versus the three-month period in 2022.

Average client asset values. Average client asset values increased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. In 2023, positive equity market performance since the market lows in October 2022 drove higher average client asset values in the three months ended June 30, 2023 compared with the three months ended June 30, 2022. Conversely, steadily declining equity market performance from the beginning of 2022 through June 30, 2022 caused average client asset values in the three-month period in 2022 to be comparatively lower versus the three-month period in 2023.

Rollforward of client asset values. Ending client asset values increased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to positive equity market performance over the last several quarters. Net flows remained positive during the second quarter of 2023.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Six Months Ended June 30, 2023

Product sales. Investment and savings product sales decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the same factors described in the three-month comparison. By comparison, product sales in the early part of 2022 reflected strong demand that followed positive equity market returns.

Average client asset values. Average client asset values decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. At the beginning of 2023, client asset values started at a much lower level than at the beginning of 2022 due to the lower equity market performance that preceded each respective date. Although positive equity market performance drove assets higher during the six months ended June 30, 2023 and negative equity market performance drove assets lower during the six months ended June 30, 2022, the lower beginning value of client asset values in 2023 resulted in lower overall average client asset values for the first six months of 2023 versus 2022.

Rollforward of client asset values. Ending client asset values increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the same factors described in the three-month comparison.

Average number of fee-generating positions. The average number of fee-generating positions increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the same factors described in the three-month comparison.

Senior Health Key Performance Indicators.

Submitted Policies, Approved Policies and Policies Sourced by Primerica Independent Sales Representatives

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

Policies sourced by Primerica independent sales representatives. Primerica independent sales representatives are certified to refer eligible Medicare participants to e-TeleQuote licensed health insurance agents for potential enrollment in policies distributed by e-TeleQuote after completion of a brief certification course offered by Primerica.

The number of submitted policies by e-TeleQuote sourced from Primerica independent sales representatives measures the number of Senior Health policies submitted by e-TeleQuote to its third-party health insurance carriers that originated through the Primerica independent sales force.

The number of Senior Health submitted policies, approved policies, and submitted policies sourced by Primerica independent sales representatives were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Number of Senior Health submitted policies	13,885	19,652	33,711	45,883
Number of Senior Health approved policies	12,915	17,925	31,328	41,519
Submitted policies sourced by Primerica independent sales representatives	1,707	831	3,780	1,819

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

During the three and six months ended June 30, 2023, the volume of submitted and approved policies reflects the Company’s efforts to control growth in favor of developing more efficient lead procurement and conversion.

For the three and six months ended June 30, 2023, the number of submitted policies sourced by Primerica Senior Health certified independent sales representatives increased compared to the same periods in 2022 primarily due to the increasing maturity of the Primerica referral program that has achieved greater participation by Primerica independent sales representatives.

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

Per policy metrics for LTV and CAC measure our ability to profitably distribute Senior Health insurance products.

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
LTV per approved policy during the period	$880	820	$866	844
CAC per approved policy during the period	$976	1,081	$881	964
LTV/CAC per approved policy	0.90	0.76	0.98	0.88

LTV per approved policy reflects current estimates for renewal rates, policy retention and chargeback activity taking into consideration the most recent experience through June 30, 2023. LTV per approved policy increased during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 primarily due to higher commission rates.

The reduction in CAC per approved policy during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily driven by more efficient lead procurement as well as lower agent counts with a higher concentration of tenured agents, which resulted in lower per unit labor costs and greater lead conversion efficiency.

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

Restrictions on compensation models in Canada. During 2022, in response to regulatory changes in Canada, we developed a set of mutual fund products with two third-party mutual fund companies that are sold exclusively by our independent sales representatives (the “Principal Distributor funds”). The revenue we receive is primarily in the form of asset-based distribution fees from the mutual fund companies and asset-based service fees that are charged to investors. In turn, the primary compensation we offer independent sales representatives is the option of an upfront sales commission or higher asset-based commissions over time. Although we received the requisite approval, the organization of provincial and territorial securities commissions throughout Canada (collectively referred to as the “Canadian Securities Administrators” or “CSA”) has indicated that it intends to closely examine the model, including potentially through a public consultation on sales practices, and may require undertakings or consider future amendments that would require modifications to the model, including with respect to its upfront commission features. At this time, we cannot quantify the financial impact, if any, of future changes to our business that may be necessary if our Principal Distributor funds model is required to be modified or discontinued. During the six months ended June 30, 2023, Canadian mutual funds represented approximately 14% of our total investment and savings product sales and approximately 13% of our average client asset values.

As mandated by insurance regulators in Canada, a cessation of deferred sales charges on segregated fund contracts entered into after May 31, 2023 went into effect as previously announced. Deferred sales charges will continue to be allowed on subsequent deposits of existing segregated funds contracts for a period of time; however, insurance regulators will be further evaluating whether to allow this continued use. Our Canadian segregated funds products were primarily sold on a deferred sales charge basis and we paid upfront commissions to the independent sales representatives for the sale of these products. As we anticipated, we experienced a decline in segregated funds product sales beginning in June 2023. Without further clarity from regulators on allowable segregated funds compensation practices, we are unable to evaluate and introduce new compensation practices for the sale of our segregated funds or similar products we could potentially distribute on behalf of third parties. We earn revenue from Canadian segregated funds products based on a percentage of client assets under management. During the six months ended June 30, 2023, Canadian segregated funds represented approximately 2% of our total investment and savings product sales and approximately 3% of our average client asset values.

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

•
sales of a higher proportion of managed investments, Canadian mutual funds, and segregated funds products will spread the revenues generated over time because we earn higher revenues based on assets under management for these accounts each period as opposed to earning upfront revenues based on product sales; and
•
sales of a higher proportion of mutual fund products sold in the United States will impact the timing and amount of revenue we earn given the distinct transfer agent recordkeeping and non-bank custodial services we provide for certain mutual fund products we distribute.

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

LTV per approved policy and tail revenue adjustments. When a policy is approved by the health insurance carrier, commission revenue is recognized based on an estimated LTV per approved policy. LTV per approved policy is the cumulative total of commissions estimated to be collected over the expected life of a policy, subject to constraints applied in accordance with our revenue recognition policy. Specifically, LTV per approved policy is equal to the sum of the initial commissions, less an estimate of chargebacks for paid policies that are disenrolled in the first policy year, plus forecasted renewal commissions. This estimate is driven by a number of factors including, but not limited to, commission rates from carriers, expected policy turnover, emerging chargeback activity and applied constraints. These factors may result in varying values from period to period.

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

The Corporate and Other Distributed Products segment also includes corporate income and expenses not allocated to our other segments, general and administrative expenses (other than expenses that are allocated to the Term Life Insurance, Investment and Savings Products, or Senior Health segments), interest expense on notes payable, redundant reserve financing transactions and our revolving credit facility (“Revolving Credit Facility”), as well as realized gains and losses on our invested asset portfolio.

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

Accounting Policy Changes.

During the six months ended June 30, 2023, there were changes in accounting methodology for Deferred Policy Acquisition Costs and Future Policy Benefit Reserves and Reinsurance that we have identified as critical accounting estimates. These changes were necessitated by the adoption of LDTI. See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies), Note 6 (Deferred Policy Acquisition Costs), and Note 9 (Future Policy Benefits) to our condensed consolidated financial statements included elsewhere in this report. For additional information regarding our other critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2022 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$828,296	$808,894	$19,402	2%	$1,646,169	$1,607,560	$38,609	2%
Ceded premiums	(425,266)	(419,048)	6,218	1%	(830,613)	(818,933)	11,680	1%
Net premiums	403,030	389,846	13,184	3%	815,556	788,627	26,929	3%
Commissions and fees	233,130	240,688	(7,558)	(3)%	464,677	492,489	(27,812)	(6)%
Investment income net of investment expenses	49,006	37,099	11,907	32%	96,504	71,519	24,985	35%
Interest expense on surplus note	(16,608)	(15,815)	793	5%	(33,042)	(31,330)	1,712	5%
Net investment income	32,398	21,284	11,114	52%	63,462	40,189	23,273	58%
Realized investment gains (losses)	337	56	281	*	(648)	632	(1,280)	*
Other investment gains (losses)	(665)	(1,948)	1,283	*	(4,288)	(1,773)	(2,515)	*
Investment gains (losses)	(328)	(1,892)	1,564	*	(4,936)	(1,141)	(3,795)	*
Other, net	20,155	18,756	1,399	7%	39,663	39,745	(82)	*
Total revenues	688,385	668,682	19,703	3%	1,378,422	1,359,909	18,513	1%

Benefits and expenses:
Benefits and claims	148,911	148,369	542	*	312,179	311,953	226	*
Future policy benefits remeasurement (gain) loss	(1,867)	(100)	(1,767)	*	(1,308)	(845)	(463)	*
Amortization of DAC	68,110	64,830	3,280	5%	136,033	128,684	7,349	6%
Sales commissions	113,623	119,763	(6,140)	(5)%	224,497	253,687	(29,190)	(12)%
Insurance expenses	59,093	59,461	(368)	*	120,219	118,969	1,250	1%
Insurance commissions	9,142	7,594	1,548	20%	17,281	15,315	1,966	13%
Contract acquisition costs	12,602	19,384	(6,782)	(35)%	27,586	40,034	(12,448)	(31)%
Interest expense	6,686	6,814	(128)	(2)%	13,376	13,667	(291)	(2)%
Other operating expenses	83,189	79,730	3,459	4%	172,721	166,165	6,556	4%
Total benefits and expenses	499,489	505,845	(6,356)	(1)%	1,022,584	1,047,629	(25,045)	(2)%
Income before income taxes	188,896	162,837	26,059	16%	355,838	312,280	43,558	14%
Income taxes	44,392	37,265	7,127	19%	83,235	71,533	11,702	16%
Net income	144,504	125,572	18,932	15%	272,603	240,747	31,856	13%
Net income (loss) attributable to noncontrolling interests	-	(2,384)	2,384	*	-	(5,038)	5,038	*
Net income attributable to Primerica, Inc.	$144,504	$127,956	$16,548	13%	$272,603	$245,785	$26,818	11%
approved policies represent

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2023

Total revenues. Total revenues increased during the three months ended June 30, 2023 compared to the same period in 2022 as the increases in net premiums earned in our Term Life Insurance segment and net investment income earned in our Corporate and Other Distributed Products segment were partially offset by lower sales-based commissions and fees earned in our Investment and Savings Products segment. These movements are further discussed in detail in the Segment Results section below.

Total benefits and expenses. Total benefits and expenses decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 with the largest factor attributable to lower CAC in our Senior Health segment driven by lower sales volumes and lower per unit CAC. Also contributing to the decrease were lower commission expenses in our Investment and Savings Products segment as a result of the decrease in sales-based commissions and fees revenue. Partially offsetting the decrease in total benefits and expenses were higher other operating expenses during the three months ended June 30, 2023 due to increased spending on technology and growth-related costs. The increase in other operating expenses was partially offset by lower costs associated with sales force leadership events, which were elevated during 2022 as a result of the postponed biennial convention. These movements are discussed in further detail in the Segment Results section below.

Income taxes. Our effective income tax rate increased for the three months ended June 30, 2023 to 23.5%, compared with 22.9% for the three months ended June 30, 2022 primarily due to higher state income taxes in the three months ended June 30, 2023.

Results for the Six Months Ended June 30, 2023

Total revenues. Total revenues increased during the six months ended June 30, 2023 compared to the same period in 2022 due to the same factors as described in the three-month comparison.

Total benefits and expenses. Total benefits and expenses decreased during the six months ended June 30, 2023 compared to the same period in 2022 due to the same factors as described in the three-month comparison.

Income taxes. Our effective income tax rate increased for the six months ended June 30, 2023 to 23.4%, compared with 22.9% for the six months ended June 30, 2022 due to the same factors as described in the three-month comparison.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$823,297	$803,453	$19,844	2%	$1,636,177	$1,596,707	$39,470	2%
Ceded premiums	(423,704)	(417,406)	6,298	2%	(827,747)	(815,852)	11,895	1%
Net premiums	399,593	386,047	13,546	4%	808,430	780,855	27,575	4%
Other, net	12,280	12,374	(94)	*	24,513	24,550	(37)	*
Total revenues	411,873	398,421	13,452	3%	832,943	805,405	27,538	3%
Benefits and expenses:
Benefits and claims	143,855	144,626	(771)	*	302,795	306,328	(3,533)	(1)%
Future policy benefits remeasurement (gain) loss	(1,312)	(136)	(1,176)	*	(277)	(1,043)	766	*
Amortization of DAC	66,004	63,169	2,835	4%	132,072	125,169	6,903	6%
Insurance expenses	57,717	58,329	(612)	(1)%	117,613	116,601	1,012	*
Insurance commissions	5,496	3,854	1,642	43%	10,086	7,648	2,438	32%
Total benefits and expenses	271,760	269,842	1,918	*	562,289	554,703	7,586	1%
Income before income taxes	$140,113	$128,579	$11,534	9%	$270,654	$250,702	$19,952	8%

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2023

Net premiums. Direct premiums increased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This was partially offset by an increase in ceded premiums, which includes $16.1 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $9.8 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims were generally flat during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The three-month period in 2023 reflects higher YRT reinsurance cash flows than the comparable period in 2022, resulting in an increase in ceded reserves. YRT reinsurance cash flows will fluctuate based on the specifics of claims incurred during each period.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain increased slightly during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to positive experience variances that occurred during the 2023 period. The portion of experience variances recognized in net income during each period will increase as we move further away from the Transition Date of LDTI.

Amortization of DAC. The amortization of DAC increased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to continued growth in the in-force book of business.

Insurance commissions. Insurance commissions increased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as a result of growth in the policy sales and higher non-deferrable sales force promotional activities.

Results for the Six Months Ended June 30, 2023

Net premiums. Direct premiums increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This was partially offset by an increase in ceded premiums, which includes $32.6 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $20.7 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims decreased slightly during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The six-month period in 2023 reflects higher YRT reinsurance cash flows than the comparable period in 2022, resulting in an increase to ceded reserves. YRT reinsurance cash flows will fluctuate based on the specifics of claims incurred during each period.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain decreased slightly during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to smaller experience variances that occurred during the 2023 period. The portion of experience variances recognized in net income during each period will increase as we move further away from the Transition Date of LDTI.

Amortization of DAC. The amortization of DAC increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the same factors as described in the three-month comparison.

Insurance commissions. Insurance commissions increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the same factors as described in the three-month comparison.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$74,958	$88,701	$(13,743)	(15)%	$147,346	$191,942	$(44,596)	(23)%
Asset-based revenues	113,335	108,101	5,234	5%	225,239	221,213	4,026	2%
Account-based revenues	23,095	22,592	503	2%	45,886	44,134	1,752	4%
Other, net	3,121	3,022	99	3%	6,240	6,166	74	1%
Total revenues	214,509	222,416	(7,907)	(4)%	424,711	463,455	(38,744)	(8)%
Expenses:
Amortization of DAC	1,409	1,421	(12)	*	2,901	2,867	34	1%
Insurance commissions	3,273	3,450	(177)	(5)%	6,581	7,096	(515)	(7)%
Sales commissions:
Sales-based	53,630	63,403	(9,773)	(15)%	106,082	138,009	(31,927)	(23)%
Asset-based	55,085	50,876	4,209	8%	109,361	104,242	5,119	5%
Other operating expenses	41,529	40,249	1,280	3%	84,095	81,185	2,910	4%
Total expenses	154,926	159,399	(4,473)	(3)%	309,020	333,399	(24,379)	(7)%
Income before income taxes	$59,583	$63,017	$(3,434)	(5)%	$115,691	$130,056	$(14,365)	(11)%

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2023

Commissions and fees. Commissions and fees decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 driven by lower sales-based revenues. A contributing factor to the decrease in sales-based revenues was the discontinuation of most upfront sales-based revenue on the sale of Canadian mutual funds, which are now sold under the principal distributor model. The principal distributor funds we now distribute in Canada primarily shift the revenue we earn to asset-based that is recognized over time. Partially offsetting the decrease were higher asset-based revenues, which were driven by positive equity market performance since the market lows in October 2022. The increase in asset-based revenues was higher in the second quarter of 2023 than the increase in average client asset values due to a positive mix shift to asset-based products that earn higher fees, including managed accounts and Canadian mutual funds under the new principal distributor model.

Sales commissions. The decrease in sales-based commissions for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was generally in-line with the decrease in sales-based revenue. Asset-based commissions were up for the three months ended June 30, 2023 and were consistent with the movement in asset-based revenues, excluding Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses for the three months ended June 30, 2023 were slightly higher compared to the three months ended June 30, 2022 primarily due to higher investments in technology and growth in expenses associated with managed account client assets. These increases were partially offset by lower costs associated with sales force leadership events compared to the prior year period as discussed in the Primerica, Inc. and Subsidiaries Results of Operations section above.

Results for the Six Months Ended June 30, 2023

Commissions and fees. Commissions and fees decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the same factors as described in the three-month comparison.

Sales commissions. The decrease in sales commissions for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to the same factors as described in the three-month comparison.

Other operating expenses. Other operating expenses for the six months ended June 30, 2023 were higher compared to the six months ended June 30, 2022 due to the same factors as described in the three-month comparison.

Senior Health Segment Results. Senior Health segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees (1)	$11,371	$9,343	$2,028	22%	$27,125	$10,621	$16,504	155%
Other, net	3,519	2,471	1,048	42%	6,474	7,024	(550)	(8)%
Total revenues	14,890	11,814	3,076	26%	33,599	17,645	15,954	90%

Benefits and expenses:
Contract acquisition costs	12,602	19,384	(6,782)	(35)%	27,586	40,034	(12,448)	(31)%
Other operating expenses	8,320	8,580	(260)	(3)%	15,808	16,846	(1,038)	(6)%
Total benefits and expenses	20,922	27,964	(7,042)	(25)%	43,394	56,880	(13,486)	(24)%
Loss before income taxes	$(6,032)	$(16,150)	$10,118	63%	$(9,795)	$(39,235)	$29,440	75%

(1)
Includes no tail revenue adjustment for the three and six months ended June 30, 2023 and a negative tail revenue adjustment of ($5.4) million and ($24.4) million for the three and six months ended June 30, 2022, respectively.

Results for the Three Months Ended June 30, 2023

Commissions and fees. Excluding the impact of tail revenue adjustments, commissions and fees decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to the Company's efforts to control growth in favor of developing more efficient lead procurement and conversion. There was no tail revenue adjustment recorded during the three months ended June 30, 2023 as policy churn was largely in line with expectations. In comparison, a negative tail revenue adjustment of $5.4 million was recognized during the three months ended June 30, 2022 as a result of higher than expected policy churn for policies approved in prior periods.

Other, net. Other, net increased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in revenue earned for providing agreed-upon marketing services to health insurance carriers during the three-month period in 2023.

Contract acquisition costs. CAC decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as a result of lower sales volumes and lower per unit costs due to the Company's efforts to control growth in favor of developing more efficient lead procurement and conversion. In addition, a decline in the average number of e-TeleQuote employee agents in the second quarter of 2023 versus the second quarter of 2022 contributed to the year-over-year reduction in CAC.

Other operating expenses. Other operating expenses during the three months ended June 30, 2023 were relatively flat compared to the three months ended June 30, 2022.

Results for the Six Months Ended June 30, 2023

Commissions and fees. Excluding the impact of tail revenue adjustments, commissions and fees decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the Company's efforts to control growth in favor of developing more efficient lead procurement and conversion. There was no tail revenue adjustment recorded during the six months ended June 30, 2023 as policy churn was largely in line with expectations. In comparison, a negative tail revenue adjustment of $24.4 million was recognized during the six months ended June 30, 2022 as a result of higher than expected policy churn for policies approved in prior periods.

Other, net. Other, net decreased slightly during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in revenue earned for providing agreed-upon marketing services to health insurance carriers during the six-month period in 2023.

Contract acquisition costs. CAC decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the same factors as described in the three-month comparison.

Other operating expenses. Other operating expenses during the six months ended June 30, 2023 did not change significantly compared to the six months ended June 30, 2022.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$4,999	$5,441	$(442)	(8)%	$9,992	$10,853	$(861)	(8)%
Ceded premiums	(1,562)	(1,642)	(80)	(5)%	(2,866)	(3,081)	(215)	(7)%
Net premiums	3,437	3,799	(362)	(10)%	7,126	7,772	(646)	(8)%
Commissions and fees	10,371	11,951	(1,580)	(13)%	19,081	24,579	(5,498)	(22)%
Investment income net of investment expenses	49,006	37,099	11,907	32%	96,504	71,519	24,985	35%
Interest expense on surplus note	(16,608)	(15,815)	793	5%	(33,042)	(31,330)	1,712	5%
Net investment income	32,398	21,284	11,114	52%	63,462	40,189	23,273	58%
Realized investment gains (losses)	337	56	281	*	(648)	632	(1,280)	*
Other investment gains (losses)	(665)	(1,948)	1,283	*	(4,288)	(1,773)	(2,515)	*
Investment gains (losses)	(328)	(1,892)	1,564	*	(4,936)	(1,141)	(3,795)	*
Other, net	1,235	889	346	39%	2,436	2,005	431	22%
Total revenues	47,113	36,031	11,082	31%	87,169	73,404	13,765	19%
Benefits and expenses:
Benefits and claims	5,056	3,743	1,313	35%	9,384	5,625	3,759	67%
Future policy benefits remeasurement (gain) loss	(555)	36	(591)	*	(1,031)	198	(1,229)	*
Amortization of DAC	697	240	457	191%	1,060	648	412	64%
Insurance expenses	1,376	1,132	244	22%	2,606	2,368	238	10%
Insurance commissions	373	290	83	29%	614	571	43	7%
Sales commissions	4,908	5,484	(576)	(10)%	9,054	11,436	(2,382)	(21)%
Interest expense	6,686	6,814	(128)	(2)%	13,376	13,667	(291)	(2)%
Other operating expenses	33,340	30,901	2,439	8%	72,818	68,134	4,684	7%
Total benefits and expenses	51,881	48,640	3,241	7%	107,881	102,647	5,234	5%
Loss before income taxes	$(4,768)	$(12,609)	$(7,841)	(62)%	$(20,712)	$(29,243)	$(8,531)	(29)%

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2023

Total revenues. Total revenues increased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to higher net investment income. Net investment income increased $6.1 million from higher yields in the invested asset portfolio, a $2.4 million higher total return on the deposit asset backing our 10% coinsurance agreement and $2.0 million from a larger invested asset portfolio compared to the same period in the prior year. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the surplus note (“Surplus Note”), thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 3 (Investments) and Note 15 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Investment gains (losses) decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a lower mark-to-mark loss adjustment on equity securities in the 2023 period.

Commissions and fees were lower during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily attributable to our mortgage distribution business as higher mortgage interest rates reduced demand for mortgage products.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 in large part due to the recognition of a credit loss for the remaining ceded reserves on a closed block of non-term life insurance business from an insolvent reinsurer that was ordered into liquidation. Also contributing to the increase in benefits and expenses were higher employee-related costs, technology, and legal expenses recognized in other operating expenses.

Results for the Six Months Ended June 30, 2023

Total revenues. Total revenues increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to higher net investment income. Net investment income increased $12.4 million from higher yields in the invested asset portfolio, a $6.0 million higher total return on the deposit asset backing our 10% coinsurance agreement and $4.0 million from a larger invested asset portfolio compared to the same period in the prior year. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which was offset by interest expense on the Surplus Note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re. For more information on the Surplus Note, see Note 3 (Investments) and Note 15 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Investment gains (losses) decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a $2.2 million credit loss recognized for debt securities associated with a specific issuer that we had designated our intent to sell, partially offset by a $0.4 million gain from the subsequent sale of these securities. In addition, we recognized a $2.1 million negative mark-to-market adjustment on equity securities held within our investment portfolio and during the six months ended June 30, 2023.

Commissions and fees earned from our mortgage distribution business were lower during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the same factors as described in the three-month comparison.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 generally due to the same factors as described in the three-month comparison.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of June 30, 2023, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	June 30, 2023	December 31, 2022
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.7 years	4.7 years
Average book yield of our fixed-maturity portfolio	3.63%	3.44%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security and short-term investments) by rating, including those classified as trading securities, were as follows:

	June 30, 2023		December 31, 2022
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$590,359	21%	$606,982	22%
AA	325,732	11%	321,450	11%
A	706,034	25%	688,936	25%
BBB	1,163,384	41%	1,120,096	40%
Below investment grade	57,736	2%	67,450	2%
Not rated	4,200	*	199	*
Total	$2,847,445	100%	$2,805,113	100%
(1)
Includes trading securities at fair value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security and short-term investments) were as follows:

	June 30, 2023
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$19,657	$20,984	$(1,327)	AAA
Province of Alberta Canada	15,151	16,179	(1,028)	A+
Province of Quebec Canada	14,988	15,584	(596)	AA-
Province of Ontario Canada	14,317	14,847	(530)	A+
Bank of America Corp	12,963	13,295	(332)	A-
Ontario Teachers' Pension Plan	12,774	14,429	(1,655)	AA+
Wells Fargo & Co	11,309	11,395	(86)	BBB+
Manulife Financial Corp	10,779	11,686	(907)	A
Morgan Stanley	10,357	10,765	(408)	BBB+
TC Energy Corp	10,272	11,677	(1,405)	BBB+
Total – ten largest holdings	$132,567	$140,841	$(8,274)
Total – fixed-maturity securities	$2,559,689	$2,847,445
Percent of total fixed-maturity securities	5%	5%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of June 30, 2023, the Parent Company had cash and invested assets of $342.0 million.

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

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-TeleQuote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, in periods of growth, net cash flows at e-TeleQuote are expected to be negative, which may require the Parent Company to provide working capital to e-TeleQuote. During the six months ended June 30, 2023, the Parent Company did not provide funding to e-TeleQuote as e-TeleQuote generated sufficient cash to fund its operations.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2023	2022	$
	(In thousands)
Net cash provided by (used in) operating activities	$311,692	$384,482	$(72,790)
Net cash provided by (used in) investing activities	13,793	(88,818)	102,611
Net cash provided by (used in) financing activities	(253,918)	(287,141)	33,223
Effect of foreign exchange rate changes on cash	778	(905)	1,683
Change in cash and cash equivalents	$72,345	$7,618	$64,727

Operating Activities. The decrease in cash provided by operating activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by the timing of cash payments received from reinsurers in the prior year period. At the beginning of 2022, there was a large balance of ceded claims due from reinsurers from claims paid during the height of the COVID-19 pandemic, which were collected during the six months ended June 30, 2022. Also contributing to the decrease were timing differences of purchases and maturities of trading securities. Partially offsetting the year-over-year decrease in cash provided by operating activities was the timing of outstanding check payments during the six-month period in 2022.

Investing Activities. Cash associated with investing activities was a source of cash during the six months ended June 30, 2023 compared to a use of cash during the six months ended June 30, 2022 primarily due to fluctuations in the timing of maturities and reinvestments of debt securities held in our available-for-sale investment portfolio.

Financing Activities. Cash flows used in financing activities decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The timing of share repurchases in 2023 was the largest factor contributing to the year-over-year decline in cash used in financing activities. In addition, the Company paid amounts due on a note issued to the sellers of e-TeleQuote during 2022, which contributed to the year-over-year decrease in cash used in financing activities.

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

As of June 30, 2023, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk; mortality/morbidity/lapse/expense risks; changes in interest rate environment risk; operational risk; segregated funds risk; and foreign exchange risk. As of June 30, 2023, Primerica Life Canada was in compliance with Canada's minimum capital requirements as defined by OSFI.

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

Notes Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.550% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of June 30, 2023. No events of default occurred during the three and six months ended June 30, 2023.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of June 30, 2023.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan, or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three months ended June 30, 2023, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three months ended June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The Risk Factors contained in our 2022 Annual Report are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2023, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2023	203,500	$174.44	203,500	$254,254,945
May 1- 31, 2023	211,466	182.16	211,357	215,753,888
June 1 - 30, 2023	202,412	190.62	192,878	179,007,056
Total	617,378	$182.39	607,735	$179,007,056

(1)
Consists of repurchases of (a) 9,643 shares at an average price of $192.47 arising from share-based compensation tax withholdings and (b) open market repurchases of share under the share repurchase program approved by our Board of Directors.
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

ITEM 5. OTHER INFORMATION.

Trading Plans

During the quarter ended June 30, 2023, certain executive officers of the Company adopted contracts, instructions or written plans for the sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934, as amended. Except for any pricing terms, the material terms of such trading arrangements are described below.

•
On May 11, 2023, Alison Rand, the Company’s Executive Vice President and Chief Financial Officer, adopted a trading arrangement that provides for the sale of an aggregate of 11,523 shares of the Company’s common stock between August 30, 2023 and April 11, 2024.

•
On May 12, 2023, Peter Schneider, the Company’s President, adopted a trading arrangement that provides for the sale of an aggregate of up to 14,000 shares of the Company’s common stock between August 28, 2023 and June 4, 2024.

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

Primerica, Inc.

August 8, 2023	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)