Form 10-Q
period 2023-09-30
Primerica, Inc.
filed 2023-11-08
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 35,033,970 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets – Unaudited

	September 30, 2023	December 31, 2022
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,931,819 in 2023 and $2,801,415 in 2022)	$2,589,000	$2,495,456
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,285,369 in 2023 and $1,340,265 in 2022)	1,417,460	1,444,920
Short-term investments available-for-sale, at fair value (amortized cost: $20,056 in 2023 and $69,393 in 2022)	20,051	69,406
Equity securities, at fair value (historical cost: $27,359 in 2023 and $29,430 in 2022)	29,123	35,404
Trading securities, at fair value (cost: $18,837 in 2023 and $4,229 in 2022)	18,160	3,698
Policy loans and other invested assets	49,840	48,713
Total investments	4,123,634	4,097,597
Cash and cash equivalents	468,762	489,240
Accrued investment income	23,797	20,885
Reinsurance recoverables	2,954,245	3,209,540
Deferred policy acquisition costs, net	3,374,627	3,188,502
Renewal commissions receivable	191,818	200,043
Agent balances, due premiums and other receivables	287,138	254,276
Goodwill	127,707	127,707
Intangible assets, net (accumulated amortization: $23,625 in 2023 and $15,750 in 2022)	177,650	185,525
Income taxes	106,033	93,632
Operating lease right-of-use assets	55,203	40,500
Other assets	359,010	428,259
Separate account assets	2,183,435	2,305,717
Total assets	$14,433,059	$14,641,423

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,045,151	$6,297,906
Unearned and advance premiums	15,387	15,422
Policy claims and other benefits payable	475,403	538,250
Other policyholders’ funds	447,876	483,769
Note payable	593,508	592,905
Surplus note	1,417,056	1,444,469
Income taxes	227,866	204,018
Operating lease liabilities	61,783	45,995
Other liabilities	575,143	580,780
Payable under securities lending	77,956	100,938
Separate account liabilities	2,183,435	2,305,717
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,120,564	12,610,169

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	-	-
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 shares in 2023 and 2022; issued and outstanding 35,342 shares in 2023 and 36,824 shares in 2022)	353	368
Paid-in capital	-	-
Retained earnings	2,215,378	2,153,617
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	377,635	130,416
Unrealized foreign currency translation gains (losses)	(11,269)	(12,279)
Net unrealized investment gains (losses) on available-for-sale securities	(269,602)	(240,868)
Total permanent stockholders’ equity	2,312,495	2,031,254
Total liabilities and temporary and permanent stockholders’ equity	$14,433,059	$14,641,423

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$831,681	$810,079	$2,477,850	$2,417,639
Ceded premiums	(411,015)	(404,870)	(1,241,629)	(1,223,804)
Net premiums	420,666	405,209	1,236,221	1,193,835
Commissions and fees	238,902	225,468	703,579	717,956
Investment income net of investment expenses	51,036	40,629	147,540	112,148
Interest expense on surplus note	(16,306)	(16,283)	(49,348)	(47,613)
Net investment income	34,730	24,346	98,192	64,535
Realized investment gains (losses)	(3)	292	(650)	924
Other investment gains (losses)	(1,792)	(2,991)	(6,080)	(4,765)
Investment gains (losses)	(1,795)	(2,699)	(6,730)	(3,841)
Other, net	18,429	20,965	58,091	60,709
Total revenues	710,932	673,289	2,089,353	2,033,194

Benefits and expenses:
Benefits and claims	162,062	159,396	474,240	471,349
Future policy benefits remeasurement (gain) loss	179	1,514	(1,129)	668
Amortization of deferred policy acquisition costs	69,405	66,077	205,438	194,761
Sales commissions	116,200	105,915	340,697	359,602
Insurance expenses	57,821	57,552	178,039	176,521
Insurance commissions	7,911	7,666	25,192	22,982
Contract acquisition costs	12,568	13,446	40,154	53,479
Interest expense	6,632	6,802	20,008	20,469
Goodwill impairment loss	-	60,000	-	60,000
Other operating expenses	79,353	73,791	252,075	239,952
Total benefits and expenses	512,131	552,159	1,534,714	1,599,783
Income before income taxes	198,801	121,130	554,639	433,411
Income taxes	46,738	41,569	129,973	113,102
Net income	152,063	79,561	424,666	320,309
Net income (loss) attributable to noncontrolling interests	-	-	-	(5,038)
Net income attributable to Primerica, Inc.	$152,063	$79,561	$424,666	$325,347

Earnings per share attributable to common stockholders:
Basic earnings per share	$4.23	$2.12	$11.67	$8.45
Diluted earnings per share	$4.23	$2.11	$11.65	$8.42

Weighted-average shares used in computing earnings per share:
Basic	35,760	37,438	36,225	38,342
Diluted	35,822	37,541	36,302	38,452

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$152,063	$79,561	$424,666	$320,309
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	(55,060)	(97,516)	(39,694)	(401,335)
Reclassification adjustment for investment (gains) losses included in net income	3	(154)	2,817	(867)
Effect of change in discount rate assumptions on the liability for future policy benefits	410,460	379,503	314,487	1,822,219
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(7,016)	(18,950)	1,010	(25,161)
Total other comprehensive income (loss) before income taxes	348,387	262,883	278,620	1,394,856
Income tax expense (benefit) related to items of other comprehensive income (loss)	76,506	59,402	59,125	303,007
Other comprehensive income (loss), net of income taxes	271,881	203,481	219,495	1,091,849
Total comprehensive income (loss)	423,944	283,042	644,161	1,412,158
Net income (loss) attributable to noncontrolling interests	-	-	-	(5,038)
Comprehensive income (loss) attributable to Primerica, Inc.	$423,944	$283,042	$644,161	$1,417,196

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity– Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands, except per-share amounts)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$358	$378	$368	$394
Repurchases of common stock	(5)	(8)	(17)	(26)
Net issuance of common stock	-	-	2	2
Balance, end of period	353	370	353	370

Paid-in capital:
Balance, beginning of period	-	-	-	5,224
Share-based compensation	3,926	3,747	26,053	27,528
Net issuance of common stock	-	-	(2)	(2)
Repurchases of common stock	(3,926)	(5,980)	(26,051)	(34,983)
Redemption of noncontrolling interest in consolidated entities	-	2,233	-	2,233
Balance, end of period	-	-	-	-

Retained earnings:
Adjusted balance, beginning of period	2,190,223	2,085,824	2,153,617	2,085,665
Net income attributable to Primerica, Inc.	152,063	79,561	424,666	325,347
Dividends	(23,336)	(20,571)	(70,845)	(63,394)
Repurchases of common stock	(103,572)	(91,528)	(292,060)	(294,332)
Balance, end of period	2,215,378	2,053,286	2,215,378	2,053,286

Accumulated other comprehensive income (loss), net of income tax:
Adjusted balance, beginning of period	(175,117)	(277,488)	(122,731)	(1,165,856)
Effect of change in discount rate assumptions on the liability for future policy benefits	322,251	299,597	247,219	1,433,700
Change in foreign currency translation adjustment	(7,016)	(18,950)	1,010	(25,161)
Change in net unrealized investment gains (losses) during the period	(43,354)	(77,166)	(28,734)	(316,690)
Balance, end of period	96,764	(74,007)	96,764	(74,007)

Total permanent stockholders’ equity	$2,312,495	$1,979,649	$2,312,495	$1,979,649

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$-	$2,233	$-	$7,271
Net income (loss) attributable to noncontrolling interests	-	-	-	(5,038)
Redemption of noncontrolling interest in consolidated entities	-	(2,233)	-	(2,233)
Balance, end of period	$-	$-	$-	$-

Dividends declared per share	$0.65	$0.55	$1.95	$1.65

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$424,666	$320,309
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	37,206	(176,560)
Deferral of policy acquisition costs	(383,516)	(383,955)
Amortization of deferred policy acquisition costs	205,438	194,761
Change in income taxes	(47,473)	(16,319)
Investment (gains) losses	6,730	3,841
Accretion and amortization of investments	(649)	2,972
Depreciation and amortization	24,798	25,631
Change in reinsurance recoverables	180,301	472,326
Change in agent balances, due premiums and other receivables	(32,681)	(13,120)
Change in renewal commissions receivable	8,225	21,861
Trading securities sold, matured, or called (acquired), net	(14,624)	19,862
Share-based compensation	16,622	19,652
Goodwill impairment loss	-	60,000
Change in other operating assets and liabilities, net	26,416	17
Net cash provided by (used in) operating activities	451,459	551,278

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	17,580	23,140
Fixed-maturity securities — matured or called	200,207	283,292
Short-term investments — sold	28,799	28,251
Short-term investments — matured or called	41,774	85,302
Equity securities — sold	2,750	12
Equity securities — matured or called	-	3,000
Available-for-sale investments acquired:
Fixed-maturity securities	(345,137)	(471,323)
Short-term investments	(19,767)	(28,241)
Equity securities — acquired	(380)	(141)
Purchases of property and equipment and other investing activities, net	(13,631)	(23,950)
Cash collateral received (returned) on loaned securities, net	(22,982)	(13,775)
Sales (purchases) of short-term investments using securities lending collateral, net	22,982	13,775
Purchase of business, net of cash acquired	-	3,867
Net cash provided by (used in) investing activities	(87,805)	(96,791)

Cash flows from financing activities:
Dividends paid	(70,845)	(63,394)
Common stock repurchased	(302,516)	(324,354)
Payment on note issued to seller of business	-	(12,364)
Tax withholdings on share-based compensation	(10,239)	(4,989)
Finance leases	(199)	(195)
Net cash provided by (used in) financing activities	(383,799)	(405,296)
Effect of foreign exchange rate changes on cash	(333)	(3,667)
Change in cash and cash equivalents	(20,478)	45,524
Cash and cash equivalents, beginning of period	489,240	392,501
Cash and cash equivalents, end of period	$468,762	$438,025

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

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading provider of financial products and services to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. (“Primerica Health”) on July 1, 2021 and the remaining 20% of e-TeleQuote on July 1, 2022. e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare participants through its licensed health insurance agents. Our other primary subsidiaries include the following entities: Primerica Financial Services, LLC, a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd.; and PFS Investments Inc., an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company, a New York insurance company. Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2023 and December 31, 2022, the statements of income, comprehensive income, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

•
LDTI requires entities to use market observable rates, based on an upper-medium grade fixed income instrument yield, to measure future policy benefits reserves each period. The difference between the LFPB calculated using market observable rates and the Pre-transition Reserve was recognized as part of accumulated other comprehensive income (“AOCI”) at the Transition Date. Given how low market observable rates were at the Transition Date, we recorded a reduction to AOCI of approximately $1.5 billion, net of income tax, as of January 1, 2021. Market observable rates have increased since the Transition Date, which resulted in a cumulative increase to AOCI of $377.6 million as of September 30, 2023.
•
Under LDTI, policies are grouped into cohorts and the net premium ratio for each policy cohort is used to calculate the LFPB. At the Transition Date, the “Net Premium Ratio” is defined as the present value of future benefits, which includes claim settlement expenses less the Pre-transition Reserve divided by the present value of the gross premiums. Expected future benefits and gross premiums use best estimate cash flow assumptions, and the locked-in discount rate at the Transition Date is used in the calculation. Under LDTI, a cohort’s Net Premium Ratio is capped at 100%. The adjustment necessary at the Transition Date to cap the Net Premium Ratio for cohorts at 100% was approximately $23 million, which was recognized as a reduction to retained earnings as of January 1, 2021. The identified impact from capping the Net Premium Ratio at 100% was solely attributable to a limited amount of older policy year cohorts.

The Company’s restated permanent and temporary stockholders’ equity from the Transition Date through December 31, 2022 is as follows:

	Year ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
	(In thousands)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$394	$393
Repurchases of common stock	(28)	(1)
Net issuance of common stock	2	2
Balance, end of period	368	394

Paid-in capital:
Balance, beginning of period	5,224	-
Share-based compensation	33,624	31,043
Net issuance of common stock	(2)	(2)
Repurchases of common stock	(41,079)	(25,817)
Redemption of noncontrolling interest in consolidated entities	2,233	-
Balance, end of period	-	5,224

Retained earnings:
Balance, beginning of period	2,085,665	1,705,786
Cumulative effect of adoption of new accounting standards - ASU 2018-12, net of income tax	-	(22,847)
Adjusted balance	2,085,665	1,682,939
Net income	472,067	477,362
Dividends	(83,783)	(74,636)
Repurchases of common stock	(320,332)	-
Balance, end of period	2,153,617	2,085,665

Accumulated other comprehensive income (loss), net of income tax:
Balance, beginning of period	(1,165,856)	129,706
Cumulative effect of adoption of new accounting standards - ASU 2018-12	-	(1,510,618)
Adjusted balance	(1,165,856)	(1,380,912)
Effect of change in discount rate assumptions on the liability for future policy benefits	1,368,596	272,442
Change in foreign currency translation adjustment	(20,826)	6,969
Change in net unrealized investment gains (losses) during the period:	(304,645)	(64,355)
Balance, end of period	(122,731)	(1,165,856)
Total permanent stockholders’ equity	$2,031,254	$925,427

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$7,271	$-
Acquisition of noncontrolling interest	-	8,438
Net income (loss) attributable to noncontrolling interests	(5,038)	(1,377)
Changes in noncontrolling interests in consolidated entities, net	-	210
Redemption of noncontrolling interest in consolidated entities	(2,233)	-
Balance, end of period	$-	$7,271

The impact of LDTI on the Company’s audited consolidated balance sheet as of December 31, 2022 as previously reported before the adoption of LDTI (“Previously Reported”) is as follows:

Consolidated Balance Sheet
December 31, 2022

	As Previously Reported	Adoption Impacts (Unaudited)	As Adjusted (Unaudited)
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,801,415)	$2,495,456	$-	$2,495,456
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,340,265)	1,444,920	-	1,444,920
Short-term investments available-for-sale, at fair value (amortized cost: $69,393)	69,406	-	69,406
Equity securities, at fair value (historical cost: $29,430)	35,404	-	35,404
Trading securities, at fair value (cost: $4,229)	3,698	-	3,698
Policy loans and other invested assets	48,713	-	48,713
Total investments	4,097,597	-	4,097,597
Cash and cash equivalents	489,240	-	489,240
Accrued investment income	20,885	-	20,885
Reinsurance recoverables	4,015,909	(806,369)	3,209,540
Deferred policy acquisition costs, net	3,081,886	106,616	3,188,502
Renewal commissions receivable	200,043	-	200,043
Agent balances, due premiums and other receivables	254,276	-	254,276
Goodwill	127,707	-	127,707
Intangible assets, net	185,525	-	185,525
Deferred income taxes	101,333	(7,701)	93,632
Operating lease right-of-use assets	40,500	-	40,500
Other assets	428,259	-	428,259
Separate account assets	2,305,717	-	2,305,717
Total assets	$15,348,877	$(707,454)	$14,641,423

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$7,390,800	$(1,092,894)	$6,297,906
Unearned and advance premiums	15,422	-	15,422
Policy claims and other benefits payable	538,250	-	538,250
Other policyholders’ funds	483,769	-	483,769
Note payable	592,905	-	592,905
Surplus note	1,444,469	-	1,444,469
Income tax payable	36,876	-	36,876
Deferred income taxes	91,457	75,685	167,142
Operating lease liabilities	45,995	-	45,995
Other liabilities	580,780	-	580,780
Payable under securities lending	100,938	-	100,938
Separate account liabilities	2,305,717	-	2,305,717
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	13,627,378	(1,017,209)	12,610,169

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	-	-	-
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 shares; issued and outstanding 36,824 shares)	368	-	368
Paid-in capital	-	-	-
Retained earnings	1,973,403	180,214	2,153,617
Accumulated other comprehensive income (loss), net of income tax:			-
Effect of change in discount rate assumptions on the liability for future policy benefits	-	130,416	130,416
Unrealized foreign currency translation gains (losses)	(11,404)	(875)	(12,279)
Net unrealized investment gains (losses) on available-for-sale securities	(240,868)	-	(240,868)
Total permanent stockholders’ equity	1,721,499	309,755	2,031,254
Total liabilities and temporary and permanent stockholders’ equity	$15,348,877	$(707,454)	$14,641,423

The impact of LDTI on the Company’s Previously Reported condensed consolidated statement of income for the three and nine months ended September 30, 2022 is as follows:

Condensed Consolidated Statement of Income

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	As Previously Reported (Unaudited)	Adoption Impacts (Unaudited)	As Adjusted (Unaudited)	As Previously Reported (Unaudited)	Adoption Impacts (Unaudited)	As Adjusted (Unaudited)
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$810,079	$-	$810,079	$2,417,639	$-	$2,417,639
Ceded premiums	(404,870)	-	(404,870)	(1,223,804)	-	(1,223,804)
Net premiums	405,209	-	405,209	1,193,835	-	1,193,835
Commissions and fees	225,468	-	225,468	717,956	-	717,956
Investment income net of investment expenses	40,629	-	40,629	112,148	-	112,148
Interest expense on surplus note	(16,283)	-	(16,283)	(47,613)	-	(47,613)
Net investment income	24,346	-	24,346	64,535	-	64,535
Realized investment gains (losses)	292	-	292	924	-	924
Other investment gains (losses)	(2,991)	-	(2,991)	(4,765)	-	(4,765)
Investment gains (losses)	(2,699)	-	(2,699)	(3,841)	-	(3,841)
Other, net	20,965	-	20,965	60,709	-	60,709
Total revenues	673,289	-	673,289	2,033,194	-	2,033,194

Benefits and expenses:
Benefits and claims	171,293	(11,897)	159,396	511,619	(40,270)	471,349
Future policy benefits remeasurement (gain) loss	-	1,514	1,514	-	668	668
Amortization of deferred policy acquisition costs	90,925	(24,848)	66,077	262,367	(67,606)	194,761
Sales commissions	105,915	-	105,915	359,602	-	359,602
Insurance expenses	57,552	-	57,552	176,521	-	176,521
Insurance commissions	7,666	-	7,666	22,982	-	22,982
Contract acquisition costs	13,446	-	13,446	53,479	-	53,479
Interest expense	6,802	-	6,802	20,469	-	20,469
Goodwill impairment loss	60,000	-	60,000	60,000	-	60,000
Other operating expenses	73,791	-	73,791	239,952	-	239,952
Total benefits and expenses	587,390	(35,231)	552,159	1,706,991	(107,208)	1,599,783
Income before income taxes	85,899	35,231	121,130	326,203	107,208	433,411
Income taxes	34,092	7,477	41,569	90,069	23,033	113,102
Net income	51,807	27,754	79,561	236,134	84,175	320,309
Net income (loss) attributable to noncontrolling interests	-	-	-	(5,038)	-	(5,038)
Net income attributable to Primerica, Inc.	$51,807	$27,754	$79,561	$241,172	$84,175	$325,347

Earnings per share attributable to common stockholders:
Basic earnings per share	$1.38	$0.74	$2.12	$6.26	$2.19	$8.45
Diluted earnings per share	$1.37	$0.74	$2.11	$6.24	$2.18	$8.42

Weighted-average shares used in computing earnings per share:
Basic	37,438	-	37,438	38,342	-	38,342
Diluted	37,541	-	37,541	38,452	-	38,452

Transition Impact on the Liability for Future Policy Benefits.

The Company adopted ASU 2018-12 using the modified retrospective transition method. As part of the transition disclosures, ASU 2018-12 requires a reconciliation of the adoption impacts to the Company’s LFPB, separated between the changes in the present value of expected net premiums and the present value of expected future policy benefits as of the Transition Date. These balances are presented before reinsurance and income taxes for the Term Life Insurance segment, which makes up the substantial portion of the Company’s long-duration insurance contract liabilities.

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

Interest is not accrued on unamortized DAC balances, and DAC is not subject to impairment testing.

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

The impact of unlocking will be partly reflected in the current period and partly spread to future periods based on the remaining duration of the impacted cohort(s). The catch-up is retroactive back to the later of the Transition Date or issue date, after reinsurance recoverables and is recognized as a remeasurement gain or loss as a separate component of benefits and claims expense in the unaudited condensed consolidated statements of income.

The ceded reserve balances included in reinsurance recoverables are calculated in the same manner as the LFPB by cohort and apply best estimate assumptions and quarterly unlocking.

The Company uses discount rates applied by country to align with local currency cash flows. Discount rates consist of yield curves that are developed using Bloomberg’s Evaluated Pricing Product (BVAL) based on senior unsecured fixed rate bonds ratings of A+, A or A-. The discount rate assumption is updated quarterly, and the impact of remeasuring the net LFPB, after reinsurance recoverables from changes in the locked-in discount rate assumption is reflected in other comprehensive income in the consolidated statements of comprehensive income.

The LFPB we establish is necessarily based on estimates, assumptions and our analysis of historical experience. Factors that could cause prospective assumptions to be different from historical experience include but are not limited to changes to our term life product series, economic and societal trends, new pharmaceutical drugs, and the impact of regulatory changes. Our results depend upon the extent to which our actual experience is consistent with the assumptions we use in determining the LFPB. The assumptions and estimates underlying the LFPB require significant judgment and, therefore, are inherently uncertain.

Reclassifications. Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications. These reclassifications had no impact on net income or total stockholders’ equity.

(2) Segment and Geographical Information

Segments. We have three primary operating segments – Term Life Insurance, Investment and Savings Products, and Senior Health. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenues:
Term life insurance segment	$428,772	$414,589	$1,261,715	$1,219,994
Investment and savings products segment	218,898	201,697	643,609	665,152
Senior health segment	13,436	17,184	47,036	34,828
Corporate and other distributed products segment	49,826	39,819	136,993	113,220
Total revenues	$710,932	$673,289	$2,089,353	$2,033,194

Net investment income:
Term life insurance segment	$-	$-	$-	$-
Investment and savings products segment	-	-	-	-
Senior health segment	-	-	-	-
Corporate and other distributed products segment	34,730	24,346	98,192	64,535
Total net investment income	$34,730	$24,346	$98,192	$64,535

Amortization of DAC:
Term life insurance segment	$67,720	$64,262	$199,792	$189,431
Investment and savings products segment	1,311	1,378	4,212	4,245
Senior health segment	-	-	-	-
Corporate and other distributed products segment	374	437	1,434	1,085
Total amortization of DAC	$69,405	$66,077	$205,438	$194,761

Non-cash share-based compensation expense:
Term life insurance segment	$626	$645	$3,201	$3,388
Investment and savings products segment	672	672	2,330	2,559
Senior health segment	169	67	499	67
Corporate and other distributed products segment	563	(324)	10,530	13,638
Total non-cash share-based compensation expense	$2,030	$1,060	$16,560	$19,652

Income (loss) before income taxes:
Term life insurance segment	$141,222	$131,707	$411,877	$382,409
Investment and savings products segment	64,373	59,221	180,064	189,278
Senior health segment	(7,583)	(63,723)	(17,377)	(102,959)
Corporate and other distributed products segment	789	(6,075)	(19,925)	(35,317)
Total income (loss) before income taxes	$198,801	$121,130	$554,639	$433,411

Total assets by segment were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Assets:
Term life insurance segment	$6,412,455	$6,457,156
Investment and savings products segment (1)	2,331,089	2,424,256
Senior health segment	420,014	431,993
Corporate and other distributed products segment	5,269,501	5,328,018
Total assets	$14,433,059	$14,641,423
(1)
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $147.7 million and $118.5 million as of September 30, 2023 and December 31, 2022, respectively.

Geographical Information. Results of operations by country and long-lived assets, primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets and condensed consolidated statements of income, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenues by country:
United States	$621,063	$588,954	$1,827,045	$1,750,621
Canada	89,869	84,335	262,308	282,573
Total revenues	$710,932	$673,289	$2,089,353	$2,033,194

	September 30, 2023	December 31, 2022
	(In thousands)
Long-lived assets by country:
United States	$36,511	$49,637
Canada	2,645	2,803
Other	204	217
Total long-lived assets	$39,360	$52,657

(3) Investments

Available-for-sale Securities. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (“AFS”) securities were as follows:

	September 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,975	$5	$(686)	$9,294
Foreign government	159,962	198	(16,674)	143,486
States and political subdivisions	142,490	17	(22,298)	120,209
Corporates	1,736,050	1,965	(189,421)	1,548,594
Residential mortgage-backed securities	500,244	128	(81,787)	418,585
Commercial mortgage-backed securities	131,732	9	(18,471)	113,270
Other asset-backed securities	251,366	255	(16,059)	235,562
Total fixed-maturity securities	2,931,819	2,577	(345,396)	2,589,000
Short-term investments	20,056	-	(5)	20,051
Total fixed-maturity and short-term investments	$2,951,875	$2,577	$(345,401)	$2,609,051

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$31,217	$18	$(767)	$30,468
Foreign government	163,725	780	(11,590)	152,915
States and political subdivisions	142,189	112	(20,056)	122,245
Corporates	1,665,962	2,439	(171,552)	1,496,849
Residential mortgage-backed securities	473,309	370	(71,949)	401,730
Commercial mortgage-backed securities	139,306	3	(16,342)	122,967
Other asset-backed securities	185,707	108	(17,533)	168,282
Total fixed-maturity securities	2,801,415	3,830	(309,789)	2,495,456
Short-term investments	69,393	20	(7)	69,406
Total fixed-maturity and short-term investments	$2,870,808	$3,850	$(309,796)	$2,564,862

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

The scheduled maturity distribution of the AFS fixed-maturity portfolio as of September 30, 2023 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$180,451	$178,021
Due after one year through five years	723,252	679,495
Due after five years through 10 years	819,372	700,703
Due after 10 years	325,402	263,364
	2,048,477	1,821,583
Mortgage- and asset-backed securities	883,342	767,417
Total AFS fixed-maturity securities	$2,931,819	$2,589,000

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The cost and fair value of the securities classified as trading securities were as follows:

	September 30, 2023		December 31, 2022
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$18,837	$18,160	$4,229	$3,698

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

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but they do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its unaudited condensed consolidated financial statements. See Note 5 (Reinsurance) for Hannover Re’s financial strength rating.

The LLC Note is classified as a fixed-maturity held-to-maturity security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of September 30, 2023, the LLC Note had an estimated unrealized holding loss of $132.1 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 15 (Debt) for more information on the Surplus Note.

As of September 30, 2023 and December 31, 2022, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $7.1 million as of each of September 30, 2023 and December 31, 2022.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $78.0 million and $100.9 million as of September 30, 2023 and December 31, 2022, respectively.

Net Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Fixed-maturity securities (available-for-sale)	$27,381	$23,067	$79,544	$66,370
Fixed-maturity security (held-to-maturity)	16,306	16,283	49,348	47,613
Equity securities	366	373	1,126	1,131
Policy loans and other invested assets	475	436	756	596
Cash and cash equivalents	6,609	1,714	17,577	2,338
Total return on deposit asset underlying 10% coinsurance agreement(1)	2,022	489	5,707	(1,790)
Gross investment income	53,159	42,362	154,058	116,258
Investment expenses	(2,123)	(1,733)	(6,518)	(4,110)
Investment income net of investment expenses	51,036	40,629	147,540	112,148
Interest expense on surplus note	(16,306)	(16,283)	(49,348)	(47,613)
Net investment income	$34,730	$24,346	$98,192	$64,535
(1)
Includes $(0.5) million and $(1.7) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and nine months ended September 30, 2023, respectively. Includes less than ($0.1) million and $(3.4) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and nine months ended September 30, 2022, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale fixed-maturity securities	$6	$491	$498	$1,512
Gross losses from sales of available-for-sale fixed-maturity securities	(9)	(199)	(1,148)	(588)
Net realized investment gains (losses):	(3)	292	(650)	924
Other investment gains (losses):
Credit (losses) gains impairment of available-for-sale securities	-	(138)	(2,167)	(57)
Market gains (losses) recognized in net income during the period on equity securities	(1,800)	(2,858)	(3,930)	(4,692)
Gains (losses) on trading securities	8	5	17	(16)
Other investment gains (losses):	(1,792)	(2,991)	(6,080)	(4,765)
Investment gains (losses)	$(1,795)	$(2,699)	$(6,730)	$(3,841)

The proceeds from sales or other redemptions of AFS securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Proceeds from sales or other redemptions	$50,968	$117,909	$288,360	$419,985

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and any remaining accrued interest will be written off. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for Available-for-sale Securities. The following table summarizes all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2023, aggregated by major security type and length of time such securities have continuously been in an unrealized loss position:

	September 30, 2023
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$8,978	$(686)
Foreign government	53,311	(3,836)	86,209	(12,838)
States and political subdivisions	13,578	(632)	105,814	(21,666)
Corporates	298,581	(12,322)	1,203,540	(177,099)
Residential mortgage-backed securities	57,219	(1,142)	351,336	(80,645)
Commercial mortgage-backed securities	10,521	(498)	99,042	(17,973)
Other asset-backed securities	62,609	(582)	136,982	(15,477)
Total fixed-maturity securities	495,819	(19,012)	1,991,901	(326,384)
Short-term investments:
U.S. government and agencies	-	-	-	-
Foreign government	267	(1)	-	-
Corporates	19,785	(4)	-	-
Total short-term investments	20,052	(5)	-	-
Total fixed-maturity securities and short-term investments	$515,871	$(19,017)	$1,991,901	$(326,384)

	December 31, 2022
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$4,927	$(204)	$25,209	$(563)
Foreign government	97,094	(4,430)	38,085	(7,160)
States and political subdivisions	71,131	(10,666)	44,324	(9,390)
Corporates	974,931	(69,726)	452,541	(101,826)
Residential mortgage-backed securities	187,158	(22,171)	201,595	(49,778)
Commercial mortgage-backed securities	65,165	(5,069)	56,799	(11,273)
Other asset-backed securities	81,907	(5,807)	72,977	(11,726)
Total fixed-maturity securities	1,482,313	(118,073)	891,530	(191,716)
Short-term investments:
U.S. government and agencies	28,379	(5)	-	-
Foreign government	1,744	(2)	-	-
Total short-term investments	30,123	(7)	-	-
Total fixed-maturity securities and short-term investments	$1,512,436	$(118,080)	$891,530	$(191,716)

The amortized cost of AFS fixed-maturity securities with a cost basis in excess of their fair values were $2,853.2 million and $2,713.8 million as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, no allowance for credit losses was recorded for AFS securities. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we have no present intention to dispose of them.

We did not recognize any credit losses on AFS securities for the three months ended September 30, 2023 and we recognized $2.2 million for credit losses on AFS securities for the nine months ended September 30, 2023 in the unaudited condensed consolidated statements of income. For the three and nine months ended September 30, 2022, we recognized $0.1 million and less than $0.1 million, respectively, for credit losses on AFS securities in the unaudited condensed consolidated statements of income. We recognized credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on AFS securities was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Allowance for credit losses, beginning of period	$-	$-	$-	$816
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	-	-	-	-
Additional increases (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	-	-	-	(81)
Write-offs charged against the allowance, if any	-	-	-	(735)
Allowance for credit losses, end of period	$-	$-	$-	$-

Derivatives. We carry a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of each of September 30, 2023 and December 31, 2022. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations. We have no such intention.

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
•
Level 2. Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. Various inputs are considered in deriving the fair value of the underlying financial instrument, including interest rate and yield curves, credit spread, and foreign exchange rates. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category could include: cash equivalents and short-term investments in U.S. treasury securities; certain public and private corporate fixed-maturity and equity securities; government or agency securities; and certain mortgage- and asset-backed securities; and
•
Level 3. Valuations derived from valuation techniques in which one or more significant inputs are unobservable. Level 3 consists of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and models using significant inputs not based on, nor corroborated by, readily available market information. Valuations for this category primarily consist of non-binding broker quotes. Financial instruments in this category could include less liquid mortgage- and asset-backed securities and equity securities.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,294	$-	$9,294
Foreign government	-	143,486	-	143,486
States and political subdivisions	-	120,209	-	120,209
Corporates	3,771	1,544,823	-	1,548,594
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	418,585	-	418,585
Commercial mortgage-backed securities	-	113,270	-	113,270
Other asset-backed securities	-	235,562	-	235,562
Total available-for-sale fixed-maturity securities	3,771	2,585,229	-	2,589,000
Short-term investments	-	20,051	-	20,051
Total available-for-sale securities	3,771	2,605,280	-	2,609,051
Equity securities	26,551	952	1,620	29,123
Trading securities	-	18,160	-	18,160
Cash and cash equivalents	468,762	-	-	468,762
Separate accounts	-	2,183,435	-	2,183,435
Total fair value assets	$499,084	$4,807,827	$1,620	$5,308,531
Fair value liabilities:
Separate accounts	$-	$2,183,435	$-	$2,183,435
Total fair value liabilities	$-	$2,183,435	$-	$2,183,435

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$30,468	$-	$30,468
Foreign government	-	152,915	-	152,915
States and political subdivisions	-	122,245	-	122,245
Corporates	3,586	1,493,263	-	1,496,849
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	401,730	-	401,730
Commercial mortgage-backed securities	-	122,967	-	122,967
Other asset-backed securities	-	168,282	-	168,282
Total available-for-sale fixed-maturity securities	3,586	2,491,870	-	2,495,456
Short-term investments	-	69,406	-	69,406
Total available-for-sale securities	3,586	2,561,276	-	2,564,862
Equity securities	32,727	967	1,710	35,404
Trading securities	-	3,698	-	3,698
Cash and cash equivalents	489,240	-	-	489,240
Separate accounts	-	2,305,717	-	2,305,717
Total fair value assets	$525,553	$4,871,658	$1,710	$5,398,921
Fair value liabilities:
Separate accounts	$-	$2,305,717	$-	$2,305,717
Total fair value liabilities	$-	$2,305,717	$-	$2,305,717

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30,(1)
	2023	2022	2023	2022
	(In thousands)
Level 3 assets, beginning of period	$1,628	$1,634	$1,710	$3,596
Net unrealized gains (losses) included in other comprehensive income	-	(8)	(61)	99
Realized gains (losses) and accretion (amortization) recognized in earnings	(8)	(127)	(89)	(328)
Purchases	-	6,170	2,316	13,661
Sales	-	-	-	-
Settlements	-	15	(8)	(1,385)
Transfers into Level 3	-	-	-	1,399
Transfers out of Level 3	-	-	(2,248)	(9,358)
Level 3 assets, end of period	$1,620	$7,684	$1,620	$7,684
(1)
Transfers of investments that enter and exit Level 3 in different quarters within the same fiscal year are not eliminated until the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and nine months ended September 30, 2023 and 2022.

The carrying values and estimated fair values of our financial instruments were as follows:

	September 30, 2023		December 31, 2022
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,589,000	$2,589,000	$2,495,456	$2,495,456
Fixed-maturity security (held-to-maturity) (3)	1,417,460	1,285,369	1,444,920	1,340,265
Short-term investments (available-for-sale)	20,051	20,051	69,406	69,406
Equity securities	29,123	29,123	35,404	35,404
Trading securities	18,160	18,160	3,698	3,698
Policy loans (3)	37,879	37,879	35,940	35,940
Deposit asset underlying 10% coinsurance agreement (3)	196,553	196,553	224,371	224,371
Separate accounts	2,183,435	2,183,435	2,305,717	2,305,717
Liabilities:
Notes payable (1) (2)	$593,508	$473,906	$592,905	$491,753
Surplus note (1) (3)	1,417,056	1,280,803	1,444,469	1,333,047
Separate accounts	2,183,435	2,183,435	2,305,717	2,305,717
(1)
Carrying value amounts shown are net of unamortized issuance costs.
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

Details on in-force life insurance were as follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Direct life insurance in-force	$940,031,093	$919,081,738
Amounts ceded to other companies	(804,858,755)	(787,907,229)
Net life insurance in-force	$135,172,338	$131,174,509
Percentage of reinsured life insurance in-force	86%	86%

Benefits and claims ceded to reinsurers during the three and nine months ended September 30, 2023 were $339.9 million and $1,032.9 million, respectively, compared to $334.5 million and $956.1 million, respectively, for the three and nine months ended September 30, 2022.

Reinsurance recoverables as of September 30, 2023 and December 31, 2022 include ceded reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The Company allocates reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	September 30, 2023		December 31, 2022
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables (5)	A.M. Best rating
	(In thousands)
Swiss Re Life and Health America, Inc. (Novated from Pecan Re Inc.) (1)	$2,189,826	A+	$2,392,548	A+
Munich Re of Malta (1) (2)	228,113	NR	244,435	NR
SCOR Global Life Reinsurance Companies (3)	172,755	A	180,958	A+
American Health and Life Insurance Company (1)	136,538	B++	147,915	B++
Munich American Reassurance Company	51,176	A+	59,522	A+
Swiss Re Life & Health America Inc. (4)	49,638	A+	54,403	A+
Korean Reinsurance Company	47,234	A	45,206	A
RGA Reinsurance Company	46,830	A+	48,775	A+
All other reinsurers	38,036	-	38,714	-
Allowance for credit losses	(5,901)		(2,936)
Reinsurance recoverables	$2,954,245		$3,209,540

NR – not rated by A.M. Best

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
(3)
Includes amounts ceded to Transamerica Reinsurance Companies and fully retroceded to SCOR Global Life Reinsurance Companies.
(4)
Includes amounts ceded to Lincoln National Life Insurance and fully retroceded to Swiss Re Life & Health America Inc.
(5)
Amounts have been reclassified for comparability purposes using a refined estimation method to allocate reinsurance recoverables by reinsurer. There is no change to total reinsurance recoverables as of December 31, 2022 compared to the amount initially restated for LDTI and presented in the condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. There is no impact on the related allowance for credit losses because all reinsurers were either investment grade or have collateral trust agreements held in support of reinsurance recoverables.

We estimate and recognize lifetime expected credit losses for reinsurance recoverables. In estimating the allowance for credit losses for reinsurance recoverables, we factor in the underlying collateral for reinsurance agreements where available. Specifically, for reinsurers with underlying trust assets, we compare the reinsurance recoverables balance to the underlying trust assets that mitigate the potential exposure to credit losses. We also analyze the financial condition of the reinsurers, as determined by third-party rating agencies, to determine the probability of default for the reinsurers. We then utilize a third-party credit default study to calculate an expected credit loss given default rate or recovery rate. The probability of default and loss given default rates are then applied to the reinsurers’ recoverable balance, while also factoring in any third-party letters of credit that support the reinsurance agreement, in order to calculate our allowance for credit losses.

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Balance, beginning of period	$5,599	$2,964	$2,936	$2,942
Current period provision for expected credit losses	302	78	2,965	270
Less: Collections from expected credit losses previously recorded	-	-	-	(170)
Balance, at the end of period	$5,901	$3,042	$5,901	$3,042

(6) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Nine months ended		Year ended
	September 30, 2023		December 31, 2022
	(In thousands)
	Term Life	Segregated Funds (Canada)	Term Life	Segregated Funds (Canada)
Balance, beginning of period	$3,106,148	$62,341	$2,869,812	$65,411
Capitalization	386,788	3,596	507,834	7,003
Amortization	(199,792)	(4,212)	(254,875)	(5,581)
Foreign exchange translation and other	1,026	268	(16,623)	(4,492)
Balance, at the end of period	$3,294,170	$61,993	$3,106,148	$62,341

Reconciliation of DAC by product was as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Term Life	$3,294,170	$3,106,148
Segregated Funds (Canada)	61,993	62,341
Other	18,464	20,013
Total DAC, net	$3,374,627	$3,188,502

There were no changes to the judgments, assumptions and methods used to amortize DAC during the nine months ended September 30, 2023 and 2022.

(7) Separate Accounts

The following table represents the fair value of assets supporting separate account assets by major investment category:

	September 30, 2023	December 31, 2022
	(In thousands)
Fixed-income securities	$776,869	$796,384
Equity securities	1,318,591	1,340,541
Cash and cash equivalents	99,965	181,162
Due to/from funds	(12,014)	(12,399)
Other	24	29
Total separate account assets	$2,183,435	$2,305,717

The following table represents the balances of and changes in separate account liabilities:

	Nine months ended	Year ended
	September 30, 2023	December 31, 2022
	(In thousands)
Separate account liabilities balance, beginning of period	$2,305,717	$2,799,992
Premiums and deposits	151,124	253,982
Surrenders and withdrawals	(261,420)	(293,278)
Investment performance	28,654	(202,997)
Management fees and other charges	(45,671)	(62,281)
Foreign exchange translation	5,031	(189,701)
Separate account liabilities balance, end of period	$2,183,435	$2,305,717
Cash surrender value	$2,150,300	$2,268,436

The cash surrender value represents the amount of the contract holders’ account balance distributable at the balance sheet date less the Company’s estimate of the deferred sales charges that would be assessed if the policyholders redeemed their contracts at the balance sheet date. This estimate requires the Company to make certain assumptions regarding the underlying account balances by contribution year and application of the contractually defined deferred sales charges that would be applicable to each contribution year.

(8) Policy Claims and Other Benefits Payable

Changes in policy claims incurred and other benefits payable were as follows:

	Nine months ended September 30,
	2023	2022
	(In thousands)
Policy claims and other benefits payable, beginning of period	$538,250	$585,382
Less reinsured policy claims and other benefits payable	543,433	638,007
Net balance, beginning of period	(5,183)	(52,625)
Incurred related to current year	183,506	189,739
Incurred related to prior years (1)	(4,103)	(3,383)
Total incurred	179,403	186,356
Claims paid related to current year, net of reinsured policy claims received	(245,951)	(236,246)
Reinsured policy claims received related to prior years, net of claims paid	18,499	66,047
Total paid	(227,452)	(170,199)
Foreign currency translation	43	(659)
Net balance, end of period	(53,189)	(37,127)
Add reinsured policy claims and other benefits payable	528,592	533,690
Balance, end of period	$475,403	$496,563
(1)
Includes the difference between our estimate of claims incurred but not yet reported as of period-end and the actual incurred claims reported after period-end.

The liability for policy claims and other benefits payable on traditional life insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. We estimate claims incurred but not yet reported based on our historical claims activity, adjusted for any current trends and conditions, and reported lag time experience.

(9) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Nine months ended	Year ended
	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$13,053,386	$14,988,852
Balance at original discount rate, beginning of period	13,521,221	12,800,441
Effect of changes in cash flow assumptions	(5,364)	26,090
Effect of actual variances from expected experience	(185,310)	8,653
Adjusted balance, beginning of period	13,330,547	12,835,184
Issuances	1,400,704	1,892,716
Interest accrual at original discount rate	413,265	486,436
Net premiums collected	(1,258,800)	(1,623,000)
Foreign currency translation	1,851	(70,115)
Expected net premiums at original discount rate, end of period	13,887,567	13,521,221
Effect of changes in discount rate assumptions	(878,973)	(467,835)
Expected net premiums at then current discount rate, end of period	$13,008,594	$13,053,386

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$19,143,253	$23,309,576
Balance at original discount rate, beginning of period	19,706,818	18,991,175
Effect of changes in cash flow assumptions	(7,254)	29,915
Effect of actual variances from expected experience	(184,024)	21,101
Adjusted balance, beginning of period	19,515,540	19,042,191
Issuances	1,402,082	1,892,730
Interest accrual at original discount rate	647,281	796,017
Benefit payments	(1,355,236)	(1,915,518)
Foreign currency translation	2,975	(108,602)
Expected future policy benefits at original discount rate, end of period	20,212,642	19,706,818
Effect of changes in discount rate assumptions	(1,354,698)	(563,565)
Expected future policy benefits at then current discount rate, end of period	$18,857,944	$19,143,253

LFPB	$5,849,350	$6,089,867
Less: reinsurance recoverables	2,932,743	3,186,264
Net LFPB, after reinsurance recoverables	$2,916,607	$2,903,603
Weighted-average duration of net LFPB (in years)	7.9	7.8

An annual review of our LFPB assumptions was performed during the third quarter of 2023 and included mortality, persistency, and disability rates (incidence and recovery rates for our waiver of premium rider). When reviewing assumptions, we used the company’s own historical experience and considered quarterly cash flow variances by policy cohort. Judgment was also used when evaluating assumptions since prior historical experience was not fully reflective of future expected experience.

During the review, volatility in our experience studies was observed across all material assumptions, in large part due to the impact of the COVID-19 pandemic, and in the case of persistency, current economic trends. Mortality in excess of LFPB assumptions was experienced from 2020 to the first half of 2022 due to to an increase in death claims caused by the COVID-19 pandemic. Conversely, mortality experienced in 2023 has been lower than expected compared to our LFPB assumptions, which may be due in part to a pull forward effect from the COVID-19 pandemic. Persistency rates were at historical highs during the COVID-19 pandemic and into the early part of 2022 and then regressed well below our LFPB assumptions after the pandemic subsided in 2022. In 2023, persistency rates have trended towards more historical levels but are still below our LFPB assumptions for certain issue year cohorts. When examining our term life waiver of premium benefit experience, we have noted that disability incidence rates have fallen since the COVID-19 pandemic and disability recovery rates have also experienced volatility.

We believe the recent fluctuations between actual experience and our LFPB assumptions was driven by the COVID-19 pandemic and its lingering impacts as well as economic conditions that have adversely impacted lapses. We believe the COVID-19 pandemic is a historically atypical event and not indicative of our long-term mortality, persistency and disability rate expectations and that economic conditions will trend to historical norms over time. Therefore, we continue to believe our best estimate LFPB assumptions are represented by our pre-pandemic experience. In the short-term, we may continue to see experience variances due to volatility created by the trailing effects of the COVID-19 pandemic and economic conditions.

The only LFPB assumption that was changed during the three and nine months ending September 30, 2023 was shifting forward our assumption for long-term mortality improvement one year for applicable cohorts in our Term Life Insurance segment. We made a similar assumption change in 2022. The impact of this assumption change was immaterial to the measurement of the LFPB in both 2023 and 2022.

Discount rates, while a material assumption to our LFPB, are not part of the assumption-setting process since they are updated quarterly based on observable rates. There have been no changes with the compilation of data sources used for this input.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the three and nine months ended September 30, 2023 and 2022.

The following table reconciles the LFPB to the unaudited condensed consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(In thousands)
Term Life	$5,849,350	$6,089,867
Other	195,801	208,039
Total	$6,045,151	$6,297,906

The following table reconciles the reinsurance recoverables to the unaudited condensed consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(In thousands)
Term Life	$2,932,743	$3,186,264
Other	21,502	23,276
Total	$2,954,245	$3,209,540

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	September 30, 2023		December 31, 2022
	(In thousands)
Term Life
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$32,943,124	$18,857,944	$31,904,059	$19,143,253
Expected future gross premiums	$38,300,385	$24,897,552	$37,135,605	$25,070,802

The amount of revenue and interest recognized in our unaudited condensed consolidated statements of income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Term Life
Gross premiums	$826,665	$804,586	$2,462,842	$2,401,293
Interest accretion (expense)	$(80,231)	$(77,253)	$(234,016)	$(229,613)

The weighted-average rates were as follows:

	September 30, 2023	December 31, 2022
Term Life
Original discount rate	5.08%	5.00%
Current discount rate	5.95%	5.28%

There were no changes to the methods used to determine the discount rates during the nine months ended September 30, 2023 and the twelve months ended December 31, 2022.

(10) Stockholders’ Equity

The following table shows changes in our outstanding common stock:

	Nine months ended September 30,
	2023	2022
	(In thousands)
Common stock, beginning of period	$36,824	$39,368
Shares of common stock issued upon exercise of stock options	60	-
Shares of common stock issued when sales restrictions on restricted stock units (“RSUs”) lapse and performance-based stock units (“PSUs”) are earned	189	201
Common stock retired	(1,731)	(2,542)
Common stock, end of period	$35,342	$37,027

The above table excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of September 30, 2023, we had a total of 245,021 RSUs and 65,459 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 12 (Share-Based Transactions) for discussion of the PSU award structure.

On November 17, 2022, our Board of Directors authorized a share repurchase program for up to $375.0 million of our outstanding common stock for purchases from January 1, 2023 through December 31, 2023 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 1,661,924 shares of our common stock in the open market for an aggregate purchase price of $302.5 million through September 30, 2023. Approximately $72.5 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of September 30, 2023.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income attributable to Primerica, Inc.	$152,063	$79,561	$424,666	$325,347
Income attributable to unvested participating securities	(643)	(375)	(1,834)	(1,439)
Net income used in calculating basic EPS	$151,420	$79,186	$422,832	$323,908
Denominator:
Weighted-average vested shares	35,760	37,438	36,225	38,342
Basic EPS	$4.23	$2.12	$11.67	$8.45

Diluted EPS:
Numerator:
Net income attributable to Primerica, Inc.	$152,063	$79,561	$424,666	$325,347
Income attributable to unvested participating securities	(642)	(374)	(1,831)	(1,436)
Net income used in calculating diluted EPS	$151,421	$79,187	$422,835	$323,911
Denominator:
Weighted-average vested shares	35,760	37,438	36,225	38,342
Dilutive effect of incremental shares to be issued for contingently-issuable shares	62	103	77	110
Weighted-average shares used in calculating diluted EPS	35,822	37,541	36,302	38,452
Diluted EPS	$4.23	$2.11	$11.65	$8.42

(12) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. 2020 Omnibus Incentive Plan (the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who serve on our Board of Directors, and sales force leaders. For more information on equity awards granted under the OIP, see Note 14 (Share-Based Transactions) to our consolidated financial statements within our 2022 Annual Report.

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

The impact of equity awards granted under the OIP are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Equity awards expense recognized	$2,035	$1,060	$16,622	$16,068
Equity awards expense deferred	1,891	2,691	6,754	7,878

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

(13) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintains a credit facility agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the Regulation XXX reserves related to the Peach Re Coinsurance Agreement. Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit for the benefit of Primerica Life with a term that expires on December 31, 2025; however, the letter of credit may be cancelled by Peach Re on or after January 1, 2024 with no early termination penalty. As of September 30, 2023, the amount of the LOC outstanding was $53.2 million. This amount will decline over the remaining term of the LOC to correspond with declines in the Regulation XXX reserves. As of September 30, 2023, the Company was in compliance with all financial covenants under the Credit Facility Agreement.

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

(14) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(7,016)	$(18,950)	$1,010	$(25,161)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(7,016)	$(18,950)	$1,010	$(25,161)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(55,060)	$(97,516)	$(39,694)	$(401,335)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(11,704)	(20,471)	(8,735)	(85,330)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(43,356)	(77,045)	(30,959)	(316,005)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	3	(154)	2,817	(867)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	1	(33)	592	(182)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	2	(121)	2,225	(685)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(43,354)	$(77,166)	$(28,734)	$(316,690)
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$410,460	$379,503	$314,487	$1,822,219
Income tax (expense) benefit on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	88,209	79,906	67,268	388,519
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$322,251	$299,597	$247,219	$1,433,700

(15) Debt

Notes Payable. As of September 30, 2023, the Company had outstanding $600.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 2.80% that are scheduled to mature on November 19, 2031. As of September 30, 2023, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three and nine months ended September 30, 2023.

Further discussion on the Company’s Senior Notes is included in Note 10 (Debt) to our consolidated financial statements within our 2022 Annual Report.

Surplus Note. As of September 30, 2023, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.4 billion, which is equal to the principal amount of the LLC Note. The principal amounts of the Surplus Note and the LLC Note have reached their peaks and are expected to decrease over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 3 (Investments).

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Adjusted Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three and nine months ended September 30, 2023, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and nine months ended September 30, 2023.

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$11,908	$13,419	$36,421	$37,969
Total segment revenues from contracts with customers	11,908	13,419	36,421	37,969
Revenues from sources other than contracts with customers	416,864	401,170	1,225,294	1,182,025
Total Term Life Insurance segment revenues	$428,772	$414,589	$1,261,715	$1,219,994

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$72,996	$67,962	$220,343	$259,905
Asset-based revenues	105,681	93,068	303,306	283,841
Account-based revenues	23,344	22,910	69,229	67,043
Other, net	3,145	3,342	9,385	9,508
Total segment revenues from contracts with customers	205,166	187,282	602,263	620,297
Revenues from sources other than contracts with customers (segregated funds)	13,732	14,415	41,346	44,855
Total Investment and Savings Products segment revenues	$218,898	$201,697	$643,609	$665,152

Senior Health segment revenues:
Commissions and fees	$11,388	$14,601	$38,514	$25,222
Other, net	2,048	2,583	8,522	9,606
Total Senior Health segment revenues	$13,436	$17,184	$47,036	$34,828

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$11,761	$12,512	$30,841	$37,090
Other, net	1,328	1,621	3,763	3,626
Total segment revenues from contracts with customers	13,089	14,133	34,604	40,716
Revenues from sources other than contracts with customers	36,737	25,686	102,389	72,504
Total Corporate and Other Distributed Products segment revenues	$49,826	$39,819	$136,993	$113,220

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

Activity in the Renewal commissions receivable account was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Senior Health segment:
Balance, beginning of period	$130,818	$134,212	$139,399	$172,308
Measurement period adjustment (1)	-	-	-	(11,863)
Commissions revenue	6,287	9,600	22,272	32,011
Less: collections	(9,755)	(8,808)	(34,321)	(33,032)
Tail revenue adjustments from change in estimate	2,326	1,700	2,326	(22,720)
Balance, at the end of period	$129,676	$136,704	$129,676	$136,704

Corporate and Other Distributed Products segments:
Balance, beginning of period	$60,406	$59,449	$60,644	$59,443
Commissions revenue	7,877	7,908	19,652	19,833
Less: collections	(6,141)	(6,034)	(18,154)	(17,953)
Balance, at the end of period	$62,142	$61,323	$62,142	$61,323

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
(17) Leases

We have operating leases for office space and other real estate and finance leases for certain office equipment. During the nine months ended September 30, 2023, we extended the lease for our home office facility located in Duluth, Georgia. The lease was set to expire in June 2028 and was extended to December 31, 2035. Upon modifying the lease, the Company reassessed its classification and concluded the lease remains an operating lease. The lease disclosures below have been added to reflect the extension of this lease as of September 30, 2023.

In aggregate, our leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year, exercisable at the Company’s discretion. Operating lease right-of-use assets and operating lease liabilities are presented separately in our consolidated balance sheets. As of September 30, 2023 and December 31, 2022, finance lease right-of-use assets of $0.5 million and $0.7 million, respectively, and finance lease liabilities of $0.6 million and $0.8 million, respectively, were recorded within Other assets and Other liabilities within our consolidated balance sheets. The Company determines its lease liabilities, which are measured at the present value of future lease payments, using the Company’s incremental secured borrowing rate that is commensurate with the term of the underlying lease or the rate implicit in the lease if readily determinable.

	September 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term
Operating leases	10 years	6 years
Finance leases	2 years	3 years

Weighted Average Discount Rate
Operating leases	4.7%	4.2%
Finance leases	5.8%	6.0%

Future minimum lease payments under non-cancellable leases were as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2023 (remaining 3 months)	$1,249	$74
2024(1)	5,403	270
2025	8,928	192
2026	8,686	78
2027	8,591	-
Thereafter	48,348	-
Total minimum rental commitments for operating leases	81,205	614
Less: imputed interest	19,422	36
Total lease liabilities	$61,783	$578
(1)
Excludes $4.8 million of scheduled rent payments expected to be offset by a leasehold improvement allowance funded by the landlord of our home office facility.

(18) Goodwill

Goodwill represents the excess of the purchase price over the estimated acquired values of identifiable assets and liabilities acquired in a business combination. In accordance with U.S. GAAP, goodwill is not amortized. The Company tests goodwill for impairment annually on July 1 and whenever events occur or circumstances change that would indicate the carrying value of goodwill may be impaired. All of the Company’s goodwill was obtained in connection with the acquisition of the e-TeleQuote business, which has been designated as a separate operating segment called Senior Health. Therefore, goodwill has been allocated solely to the Senior Health segment and is evaluated for impairment at the Senior Health segment level, which is also defined as the reporting unit.

During the annual impairment test as of July 1, 2023, the Company performed a quantitative impairment analysis using the income approach by preparing a discounted cash flow analysis to determine the reporting unit’s fair value. The discounted cash flow analysis included key assumptions such as the weighted average cost of capital ("WACC"), long-term growth rate and projected operating results such as approved policies, lifetime value of commissions, contract acquisition costs, operating expenses, collections of renewal commissions receivable, and utilization of net operating losses for income tax purposes. We did not utilize a market approach as part of the quantitative impairment analysis as we believe management’s expectations of the cash flows generated by the reporting unit were more relevant in determining fair value given inherent limitations in the credibility of available peer company data. The measurement of the reporting unit’s fair value is classified as a Level 3 fair value measurement given the significance of the unobservable inputs such as forecasted operating results and discount rates.

After the fair value of the reporting unit was determined, the Company calculated its carrying value by taking the reporting unit’s assets minus its liabilities. The carrying value of the Senior Health reporting unit as of July 1, 2023 included remaining goodwill of $127.7 million after accumulated goodwill impairment charges of $136.0 million that were recognized in previous reporting periods. The carrying value of the reporting unit was then compared to its fair value to determine the extent of any goodwill impairment. Based on this analysis, the fair value exceeded the carrying value of the reporting unit and, therefore, we did not recognize any additional non-cash goodwill impairment charges during the three months and nine months ended September 30, 2023. The determination of whether the carrying value of the reporting unit exceeds its fair value involves a high degree of estimation and can be affected by a number of industry and company-specific risk factors that are subject to change over time.

During the three and nine months ended September 30, 2022, we recognized a non-cash goodwill impairment charge of $60.0 million that represented the excess of the Senior Health reporting unit’s carrying value over its estimated fair value at July 1, 2022. The decline of the Senior Health reporting unit’s fair value at July 1, 2022 that led to the impairment recognized in 2022 was primarily driven by an increase in the market-based WACC used to discount the forecasted cash flows at that time. The increase in the WACC as of July 1, 2022 was driven by increases in the equity market risk premium and higher interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2022 to September 30, 2023. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2022 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•
Business Overview
•
Business Trends and Conditions
•
Factors Affecting Our Results
•
Critical Accounting Estimates
•
Results of Operations
•
Financial Condition
•
Liquidity and Capital Resources

Business Overview

We are a leading provider of financial products and services to middle-income households in the United States and Canada primarily through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments, Medicare-related insurance products and other financial products, which we distribute primarily on behalf of third parties. We have three primary operating segments, Term Life Insurance, Investment and Savings Products, and Senior Health, and a fourth segment, Corporate and Other Distributed Products.

The Company adopted Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944)—Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”) on January 1, 2023. The amendments in LDTI changed accounting guidance for insurance companies that issue long-duration contracts, such as term life insurance and segregated funds products. All prior period financial information has been restated as of January 1, 2021 (the “Transition Date”). See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our condensed consolidated financial statements included elsewhere in this report for more information about the adoption of LDTI.

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

Senior Health. In the United States, we distribute Medicare-related insurance products to eligible Medicare participants and enroll eligible Medicare participants in coverage utilizing licensed health insurance agents through our e-TeleQuote Insurance, Inc. subsidiary ("e-TeleQuote"). The health insurance products we distribute are underwritten and administered by third-party health insurance carriers and primarily consist of Medicare Advantage enrollments. Contract acquisition costs are incurred upfront when policy applications are approved and include costs associated with generating or acquiring leads, as well as fees paid to Primerica Senior Health certified independent sales representatives, and compensation, licensing, and training costs incurred for e-TeleQuote’s workforce of licensed health insurance agents. e-TeleQuote’s licensed health insurance agents are employees of the Company. We receive compensation from the third-party health insurance carriers in the form of initial commissions when eligible Medicare participants are enrolled and renewal commissions upon the anniversary of the effective date, for as long as policies remain in-force.

Corporate and Other Distributed Products. The Corporate and Other Distributed Products segment consists primarily of revenues and expenses related to other distributed products, including closed blocks of various insurance products underwritten by NBLIC, prepaid legal services, mortgage originations, and other financial products. These products, except for closed blocks of various insurance products underwritten by NBLIC, are distributed pursuant to distribution arrangements with third-party companies through the independent sales force. Net investment income earned on cash, cash equivalents, and our invested asset portfolio is recorded in the Corporate and Other Distributed Products segment. Interest expense incurred by the Company is attributed to the Corporate and Other Distributed Products segment.

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

Significant volatility in capital markets in recent periods has continued to impact our business. Volatility in capital markets has influenced product sales and client asset values that drive revenue in the Investment and Savings Products segment. In addition, the sharp rise in market interest rates during 2022 and further rate increases in 2023 have driven unrealized losses in our investment portfolio. We have not recognized losses caused by interest rate volatility in the income statement as we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them. Increased interest rates have also led to increases in net investment income as we are able to earn higher returns on our new debt securities purchases and cash balances.

Inflation remained elevated from historical levels during the nine months ended September 30, 2023, which led to an increased cost of living for middle-income families. Continued elevated cost of living could impact demand for our products.

Certain year-over-year comparisons are impacted by the effects of the COVID-19 pandemic (“COVID-19”). Results during the first quarter of 2022 reflected the continued effects of COVID-19, namely strong policyholder persistency and elevated claims activity in our Term Life Insurance segment. Results subsequent to the first quarter of 2022 do not reflect elevated COVID-19 impacts.

The effects of these trends and conditions on our quarterly results are discussed below in the Results of Operations and Financial Condition sections.

Size of the Independent Sales Force.

Our ability to increase the size of the independent sales force (“independent sales representatives” or “independent sales force”) is largely based on the success of the independent sales force’s recruiting efforts as well as training and motivating recruits to get licensed to sell life insurance. We believe that recruitment and licensing levels are important to independent sales force trends, and growth in recruiting and licensing is usually indicative of future growth in the overall size of the independent sales force. Recruiting changes do not always result in commensurate changes in the size of the licensed independent sales force because new recruits may obtain the requisite licenses at rates above or below historical levels.

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
New recruits	92,269	127,788	271,933	282,710
New life-licensed independent sales representatives	12,311	12,518	36,067	34,030

The number of new recruits decreased during the three and nine months ended September 30, 2023 compared to the same periods in 2022 as a result of the special recruiting incentives that were offered in July 2022 in connection with our biennial convention. Recruiting activity in 2023 was strong without the benefit of significant recruiting incentives as the Company continues to see a high degree of interest from people who are attracted to the flexibility of its business opportunity.

New life-licensed sales representatives during the three months ended September 30, 2023 were in line with the same period in 2022. New life-licensing activity was strong during the current period while the three months ended September 30, 2022 benefited from the impact of the recruiting incentives offered in July 2022 at the biennial convention. New life-licensed sales representatives increased during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to strong life-licensing activity experienced throughout 2023. The strong life-licensing activity realized in 2023 is primarily driven by the heightened emphasis placed by the Company and independent sales force leaders on licensing rates and the continued benefits of improvements to the licensing process, which include new licensing progress-tracking tools and an increased number of in-person licensing classes.

The size of the life-licensed independent sales force was as follows:

	September 30, 2023	September 30, 2022
Life-licensed independent sales representatives, at period end	139,053	134,313

The number of life-licensed independent sales representatives grew to 139,053 as of September 30, 2023 and reflects strong recruiting and improvements to the licensing process as discussed above.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.20 and 0.24 as adjusted(1)), were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Adjusted 2022	2023	2022	Adjusted 2022
Average number of life-licensed independent sales representatives	138,388	132,823	132,823	136,912	131,187	131,187
Number of new policies issued (1)	88,589	71,104	81,372	270,103	219,374	253,738
Average monthly rate of new policies issued per life-licensed independent sales representative(1)	0.21	0.18	0.20	0.22	0.19	0.22

(1)
The previously reported number of new policies issued and average monthly rate of new policies issued per life-licensed independent sales representatives has been adjusted for the three and nine months ended September 30, 2022 for comparability purposes as a result of our new term life insurance products introduced in October 2022, which modified how policies are structured in relation to individual lives. Historically, two adult lives could be covered under a single policy by adding a spouse rider. To better align risk and pricing in our new life insurance products, we eliminated this rider and now sell a separate policy for each insured life. Results for the three and nine months ended September 30, 2023 reflect additional policies issued to reflect the former spouse rider with a separate policy in the new life insurance products. To make year-over year comparisons more consistent, we have provided estimates for the three and nine months ended September 30, 2022.

Average number of life-licensed independent sales representatives increased for the three and nine months ended September 30, 2023 from the same periods in 2022 as a result of strong recruiting and improvements to the licensing process as discussed above.

New policies issued during the three and nine months ended September 30, 2023 increased compared to the same periods in 2022 as a result of continued growth in the number of life-licensed independent sales representatives and the customer appeal of our new term life insurance products that were introduced in late 2022.

Productivity in the three and nine months ended September 30, 2023, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was in line with our historical range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2023	% of beginning balance	2022	% of beginning balance	2023	% of beginning balance	2022	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$934,867		$914,438		$916,808		$903,404
Net change in face amount:
Issued face amount	29,452	3%	26,049	3%	89,779	10%	78,472	9%
Terminations	(24,143)	(3)%	(21,033)	(2)%	(68,936)	(8)%	(60,117)	(7)%
Foreign currency	(2,320)	*	(6,669)	(1)%	205	*	(8,974)	(1)%
Net change in face amount	2,989	*	(1,653)	*	21,048	2%	9,381	1%
Face amount in force, end of period	$937,856		$912,785		$937,856		$912,785

* Less than 1%.

The face amount of term life policies in-force increased for the three and nine months ended September 30, 2023 as the level of face amount issued continued to exceed the face amount terminated. Issued face amount during the three and nine months ended September 30, 2023 increased due to an increase in both the number of new policies issued and higher average face amounts per life insured. Policy terminations were elevated across many policy durations during the three and nine months ended September 30, 2023 with the higher cost of living likely a key contributing factor. The early part of the nine month period ending September 30, 2022 was the last period that reflected the benefit of the higher persistency experienced during the height of the COVID-19 pandemic.

Investment and Savings Product Sales, Asset Values and Accounts/Positions.

Investment and savings product sales were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$957	$931	$26	3%	$2,928	$3,380	$(452)	(13)%
Canada retail mutual funds - with upfront sales commissions	110	112	(2)	(2)%	366	801	(435)	(54)%
Annuities and other	702	598	104	17%	2,077	2,012	65	3%
Total sales-based revenue generating product sales	1,769	1,641	128	8%	5,371	6,193	(822)	(13)%
Managed investments	236	320	(84)	(26)%	859	1,225	(366)	(30)%
Canada retail mutual funds - no upfront sales commissions	152	158	(6)	(4)%	529	160	369	231%
Segregated funds	17	42	(25)	(59)%	97	338	(241)	(71)%
Total product sales	$2,174	$2,161	$13	*	$6,856	$7,916	$(1,060)	(13)%

* Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2023	% of beginning balance	2022	% of beginning balance	2023	% of beginning balance	2022	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$91,646		$82,291		$83,949		$97,312
Net change in asset values:
Inflows	2,174	2%	2,161	3%	6,856	8%	7,916	8%
Redemptions	(1,982)	(2)%	(1,447)	(2)%	(5,479)	(7)%	(5,144)	(5)%
Net flows	192	*	714	*	1,377	2%	2,772	3%
Change in fair value, net	(3,094)	(3)%	(3,466)	(4)%	3,088	4%	(20,243)	(21)%
Foreign currency, net	(303)	*	(802)	*	27	*	(1,104)	(1)%
Net change in asset values	(3,205)	(3)%	(3,554)	(4)%	4,492	5%	(18,575)	(19)%
Asset values, end of period	$88,441		$78,737		$88,441		$78,737

* Less than 1%.

Average client asset values were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in millions)
Average client asset values:
Retail mutual funds	$56,565	$51,171	$5,394	11%	$54,933	$54,709	$224	*
Annuities and other	24,792	22,965	1,827	8%	24,116	24,314	(198)	*
Managed investments	7,850	6,817	1,033	15%	7,600	6,951	649	9%
Segregated funds	2,298	2,368	(70)	(3)%	2,317	2,532	(215)	(9)%
Total average client asset values	$91,505	$83,321	$8,184	10%	$88,966	$88,506	$460	*

* Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Positions	%	2023	2022	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,342	2,295	47	2%	2,330	2,272	58	3%
Recordkeeping only	839	820	19	2%	834	810	24	3%
Total average number of fee-generating positions	3,181	3,115	66	2%	3,164	3,082	82	3%
(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Three Months Ended September 30, 2023

Product sales. Investment and savings product sales were flat during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Sales of variable annuities increased during the three month period in 2023 as investor demand for the guarantee features these products offer increased due to recent market volatility. Offsetting this increase were lower sales of products without upfront revenue including managed accounts and segregated funds. Managed accounts product sales decreased during the three month period in 2023 versus the three month period in 2022 due to a temporary disruption caused by the transition of our managed accounts platform to a different third-party clearing broker during the third quarter of 2023. Segregated funds product sales were lower in the 2023 period compared with the 2022 period due to regulatory restrictions on fees charged for these products that went into effect in Canada. Refer to the Regulatory Changes subsection below for additional information regarding restrictions on segregated funds compensation models in Canada.

Rollforward of client asset values. Ending client asset values decreased during the three months ended September 30, 2023 and the three months ended September 30, 2022 primarily due to negative equity market performance during each period. Net flows remained positive during the third quarter of 2023 but were lower than net flows during the third quarter of 2022. A large driver of the reduction in net flows in the 2023 period versus the 2022 period was the transition of the clearing broker-dealer used by our managed accounts platform. We successfully retained 98% of the client account balances during the transition; the remaining portion of client account balances that were not retained are reflected as redemptions during the 2023 period. We estimate the net redemptions associated with the transition to be approximately $150 million of client assets.

Average client asset values. Average client asset values increased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was driven by the factors described in the rollforward of client asset values combined with the timing and changes in market conditions that affected the balance of client assets during each period. In the three months ended September 30, 2023, higher beginning of period client asset values led to the year-over-year increase in average client asset values.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Nine Months Ended September 30, 2023

Product sales. Investment and savings product sales decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Specifically, lower year-over-year product sales during the first half of 2023 led to the decline. The impact of market volatility, the higher cost of living, and the availability of high yield money market and savings account alternatives likely drove the year-over-year reduction in demand for U.S. mutual funds during the first half of 2023. By comparison, product sales in the early part of 2022 reflected strong demand that followed positive equity market returns. The majority of Canadian mutual fund product sales shifted to a no upfront sales commission model in 2023 compared to an upfront sales commission model in early 2022 as a result of the introduction of our new principal distributor Canadian mutual fund product in July 2022. The principal distributor model results in higher asset-based trail commission revenues over time in lieu of upfront compensation at the time of sale. In addition, decreased managed accounts product sales and Canadian segregated funds product sales, due to the factors discussed in the three-month comparison, contributed to the year-over-year decline in product sales.

Rollforward of client asset values. Ending client asset values increased during the nine months ended September 30, 2023 compared to a decrease during the nine months ended September 30, 2022 primarily due to the difference in market performance during each respective period. Net flows remained positive during the nine month period in 2023 but were lower than net flows during the nine month period in 2022.

Average client asset values. Average client asset values were relatively flat for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The slight change was driven by the factors described in the rollforward of client asset values combined with the timing and changes in market conditions that affected the balance of client assets during each period.

Average number of fee-generating positions. The average number of fee-generating positions increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the same factors described in the three month comparison.

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

The number of Senior Health submitted policies, approved policies, and submitted policies sourced by Primerica independent sales representatives were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Number of Senior Health submitted policies	10,718	16,095	44,429	61,978
Number of Senior Health approved policies	9,948	14,862	41,276	56,381
Submitted policies sourced by Primerica independent sales representatives	1,549	1,016	5,329	2,835

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

During the three months ended September 30, 2023, the number of submitted and approved policies decreased compared with the three months ended September 30, 2022 due to multiple factors. A decline in the number of tenured e-TeleQuote licensed health insurance agents and an increase in newly-hired agents resulted in lower productivity. Additionally, the Company adopted a new sales platform that adversely impacted productivity due to the transition in the third quarter of 2023. The number of submitted and approved policies also decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the Company’s efforts to control growth in favor of developing more efficient lead procurement and conversion.

For the three and nine months ended September 30, 2023, the number of submitted policies sourced by Primerica independent sales representatives increased compared to the same periods in 2022 primarily due to the increasing maturity of the Primerica referral program that has achieved greater participation by Primerica independent sales representatives.

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

Contract acquisition costs (“CAC”). CAC represents the total direct costs incurred to acquire approved policies. CAC are primarily comprised of the costs associated with generating or acquiring leads, including fees paid to Primerica Senior Health certified independent sales representatives, as well as compensation, licensing, and training costs associated with our team of e-TeleQuote licensed health insurance agents. The number of e-TeleQuote licensed health insurance agents, agent tenure, attrition rate and productivity all impact CAC. Other than costs incurred to assist beneficiaries who are switching plans with the same carrier, we incur the entire cost of approved policies prior to enrollment and prior to receiving our first commission-related payment.

Per policy metrics for LTV and CAC measure our ability to profitably distribute Senior Health insurance products.

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
LTV per approved policy during the period	$911	868	$877	850
CAC per approved policy during the period	$1,263	905	$973	949
LTV/CAC per approved policy	0.72	0.96	0.90	0.90

LTV per approved policy reflects current estimates for renewal rates, policy retention and chargeback activity taking into consideration the most recent experience through September 30, 2023. LTV per approved policy increased during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 primarily due to higher commission rates from annual rate increases and stabilizing policy churn.

The increase in CAC per approved policy during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily driven by increased costs to hire, train, and license e-TeleQuote health insurance agents as we hired more new agents in 2023 to prepare for the upcoming AEP and OEP. As the third quarter is a seasonally low volume sales quarter, the increase in agent-related costs without a corresponding increase in approved policies drove up the CAC per approved policy. In addition, increased time spent training agents on a new sales platform and inefficiencies experienced in our lead routing strategy contributed to higher CAC per approved policy. For the nine months ended September 30, 2023, CAC per approved policy increased modestly compared with the nine months ended September 30, 2022 as the higher CAC per approved policy in the third quarter was mostly offset by lower CAC per approved policy in the first two quarters due to the Company's efforts to control growth in favor of developing more efficient lead procurement and conversion.

Regulatory Changes.

Worker classification standards. In the U.S., we anticipate a forthcoming rule from the Department of Labor (“DOL”) pertaining to worker classification. In January 2021, the DOL under the prior presidential administration issued a rulemaking interpreting the “economic realities” worker classification standard applicable to the Fair Labor Standards Act (“FLSA”). In October 2022, the DOL under the current presidential administration proposed a new rule that would rescind the 2021 rule and replace it with its own interpretation of the “economic realities” standard under the FLSA. The DOL recently finalized its proposed rule and it is currently being reviewed by the Office of Management and Budget before it is released publicly. Other federal and state legislative and regulatory proposals regarding worker classification have also come under consideration. It is difficult to predict what the outcome of worker classification activity may be. Changes to worker classification laws could impact our business as sales representatives (other than those hired by e-TeleQuote) are independent contractors.

Fiduciary standards for investment recommendations. In October 2023, the DOL proposed a fiduciary rule package (“DOL Fiduciary Proposal”) that would revise the fiduciary definition and amend certain prohibited transaction exemptions relied on by fiduciaries subject to the Employee Retirement Income Security Act of 1974 for the receipt of compensation. In response to prior rulemakings and guidance, our business already utilizes the DOL’s prohibited transaction exemption established in 2020 for fiduciary recommendations. As a proposed rulemaking package, the DOL Fiduciary Proposal will be subject to public comments and challenges. While its final outcome is uncertain, we anticipate that if the DOL Fiduciary Proposal were finalized as proposed then we would not have to make substantial adjustments to our Investment and Savings Products business operations.

Restrictions on compensation models in Canada. During 2022, in response to regulatory changes in Canada, we developed a set of mutual fund products with two third-party mutual fund companies that are sold exclusively by our independent sales representatives (the “Principal Distributor funds”). The revenue we receive is primarily in the form of asset-based distribution fees from the mutual fund companies and asset-based service fees that are charged to investors. In turn, the primary compensation we offer independent sales representatives is the option of an upfront sales commission or higher asset-based commissions over time. Although we received the requisite approval, the organization of provincial and territorial securities commissions throughout Canada (collectively referred to as the “Canadian Securities Administrators” or “CSA”) has indicated that it intends to closely examine the model, including potentially through a public consultation on sales practices, and may require undertakings or consider future amendments that would require modifications to the model, including with respect to its upfront commission features. At this time, we cannot quantify the financial impact, if any, of future changes to our business that may be necessary if our Principal Distributor funds model is required to be modified or discontinued. During the nine months ended September 30, 2023, Canadian mutual funds represented approximately 13% of both our total investment and savings product sales and our average client asset values.

As mandated by insurance regulators in Canada, a cessation of deferred sales charges on segregated fund contracts entered into after May 31, 2023 went into effect as previously announced. Deferred sales charges will continue to be allowed on subsequent deposits of existing segregated funds contracts for a period of time; however, insurance regulators will be further evaluating whether to allow this continued use. Our Canadian segregated funds products were primarily sold on a deferred sales charge basis and we paid upfront commissions to the independent sales representatives for the sale of these products. As we anticipated, we experienced a decline in segregated funds product sales beginning in June 2023. Without further clarity from regulators on allowable segregated funds compensation practices, we are unable to evaluate and introduce new compensation practices for the sale of our segregated funds or similar products we could potentially distribute on behalf of third parties. We earn revenue from Canadian segregated funds products based on a percentage of client assets under management. During the nine months ended September 30, 2023, Canadian segregated funds represented approximately 1% of our total investment and savings product sales and approximately 3% of our average client asset values.

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

Approved policies. Approved policies represent an estimate of submitted policies approved by the health insurance carriers for the identified product during the indicated period. Not all approved policies will go in force. In general, the relationship between submitted policies and approved policies has been seasonally consistent. Therefore, factors impacting the number of submitted policies generally impact the number of approved policies. Revenue is primarily generated from approved policies and LTVs are recorded when the enrollment is approved by the applicable health insurance carrier. Medicare Advantage plans make up the substantial portion of the approved policies we distribute. The number of approved policies is influenced by the following:

•
the size and growth of the population of senior citizens in the United States;
•
the appeal of government-funded Medicare Advantage plans that provide privately administered healthcare coverage with enhanced benefits relative to traditional Medicare;
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

LTV per approved policy and tail revenue adjustments. When a policy is approved by the health insurance carrier, commission revenue is recognized based on an estimated LTV per approved policy. LTV per approved policy is the cumulative total of commissions estimated to be collected over the expected life of a policy, subject to constraints applied in accordance with our revenue recognition policy. Specifically, LTV per approved policy is equal to the sum of the initial commissions, less an estimate of chargebacks for paid policies that are disenrolled during the first policy year, plus forecasted renewal commissions. This estimate is driven by several factors including, but not limited to, commission rates from carriers, expected policy turnover, emerging chargeback activity and applied constraints. These factors may result in varying values from period to period.

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

Other revenue. Other revenue recognized in the Senior Health segment includes marketing development revenues received for providing marketing services to certain health insurance carriers. Marketing development revenue provides additional revenue to deliver approved policies and are based on meeting agreed-upon objectives with certain health insurance carriers. Marketing development revenue serves to offset contract acquisition costs associated with the distribution of approved policies. Agreements for marketing development revenue are generally short-term in nature and can vary from period to period.

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

Corporate and Other Distributed Products segment includes net investment income recognized by the Company. Net investment income is impacted by the size and performance of our invested asset portfolio, which can be influenced by interest rates, credit spreads, and the mix of invested assets. Net investment income also is influenced by short-term interest rates and the amount of cash and cash equivalents on hand.

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

Accounting Policy Changes.

During the nine months ended September 30, 2023, there were changes in accounting methodology for Deferred Policy Acquisition Costs and Future Policy Benefit Reserves and Reinsurance that we have identified as critical accounting estimates. These changes were necessitated by the adoption of LDTI. See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies), Note 6 (Deferred Policy Acquisition Costs), and Note 9 (Future Policy Benefits) to our condensed consolidated financial statements included elsewhere in this report. For additional information regarding our other critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2022 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$831,681	$810,079	$21,602	3%	$2,477,850	$2,417,639	$60,211	2%
Ceded premiums	(411,015)	(404,870)	6,145	2%	(1,241,629)	(1,223,804)	17,825	1%
Net premiums	420,666	405,209	15,457	4%	1,236,221	1,193,835	42,386	4%
Commissions and fees	238,902	225,468	13,434	6%	703,579	717,956	(14,377)	(2)%
Investment income net of investment expenses	51,036	40,629	10,407	26%	147,540	112,148	35,392	32%
Interest expense on surplus note	(16,306)	(16,283)	23	*	(49,348)	(47,613)	1,735	4%
Net investment income	34,730	24,346	10,384	43%	98,192	64,535	33,657	52%
Realized investment gains (losses)	(3)	292	(295)	*	(650)	924	(1,574)	*
Other investment gains (losses)	(1,792)	(2,991)	1,199	*	(6,080)	(4,765)	(1,315)	*
Investment gains (losses)	(1,795)	(2,699)	904	*	(6,730)	(3,841)	(2,889)	*
Other, net	18,429	20,965	(2,536)	(12)%	58,091	60,709	(2,618)	(4)%
Total revenues	710,932	673,289	37,643	6%	2,089,353	2,033,194	56,159	3%

Benefits and expenses:
Benefits and claims	162,062	159,396	2,666	2%	474,240	471,349	2,891	*
Future policy benefits remeasurement (gain) loss	179	1,514	(1,335)	*	(1,129)	668	(1,797)	*
Amortization of DAC	69,405	66,077	3,328	5%	205,438	194,761	10,677	5%
Sales commissions	116,200	105,915	10,285	10%	340,697	359,602	(18,905)	(5)%
Insurance expenses	57,821	57,552	269	*	178,039	176,521	1,518	*
Insurance commissions	7,911	7,666	245	3%	25,192	22,982	2,210	10%
Contract acquisition costs	12,568	13,446	(878)	(7)%	40,154	53,479	(13,325)	(25)%
Interest expense	6,632	6,802	(170)	(2)%	20,008	20,469	(461)	(2)%
Goodwill impairment loss	-	60,000	(60,000)	*	-	60,000	(60,000)	*
Other operating expenses	79,353	73,791	5,562	8%	252,075	239,952	12,123	5%
Total benefits and expenses	512,131	552,159	(40,028)	(7)%	1,534,714	1,599,783	(65,069)	(4)%
Income before income taxes	198,801	121,130	77,671	64%	554,639	433,411	121,228	28%
Income taxes	46,738	41,569	5,169	12%	129,973	113,102	16,871	15%
Net income	152,063	79,561	72,502	91%	424,666	320,309	104,357	33%
Net income (loss) attributable to noncontrolling interests	-	-	-	*	-	(5,038)	5,038	*
Net income attributable to Primerica, Inc.	$152,063	$79,561	$72,502	91%	$424,666	$325,347	$99,319	31%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2023

Total revenues. Total revenues increased during the three months ended September 30, 2023 compared to the same period in 2022 due to increases in net premiums earned in our Term Life Insurance segment, commissions and fees earned in our Investment and Savings Products segment, and net investment income earned in our Corporate and Other Distributed Products segment. These movements are further discussed in detail in the Segment Results sections below.

Total benefits and expenses. Total benefits and expenses decreased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 largely due to a non-cash goodwill impairment charge of $60.0 million recorded in our Senior Health segment during the three months ended September 30, 2022. Partially offsetting the decrease in total benefits and expenses were higher sales commissions expenses in our Investment and Savings Products segment as a result of an increase in commissions and fees revenue and higher other operating expenses during the three months ended September 30, 2023. The year-over-year increase in other operating expenses was primarily due to increased employee-related costs and growth-related costs. These movements are discussed in further detail in the Segment Results section below.

Income taxes. Our effective income tax rate decreased for the three months ended September 30, 2023 to 23.5% compared with 34.3% for the three months ended September 30, 2022. Excluding the non-cash, non-deductible goodwill impairment charge in 2022, the effective income tax rate was 22.9% in 2022. The year-over-year increase in the effective tax rate excluding the goodwill impairment charge was primarily due to higher state income taxes in 2023.

Results for the Nine Months Ended September 30, 2023

Total revenues. Total revenues increased during the nine months ended September 30, 2023 compared to the same period in 2022 due to increases in net premiums earned in our Term Life Insurance segment, asset-based commissions and fees earned in our Investment and Savings Products segment, and net investment income earned in our Corporate and Other Distributed Products segment. Partially offsetting these increases in total revenues were lower sales-based commissions and fees earned in our Investment and Savings Products segment. These movements are further discussed in detail in the Segment Results sections below.

Total benefits and expenses. Total benefits and expenses decreased during the nine months ended September 30, 2023 compared to the same period in 2022 largely due to a non-cash goodwill impairment charge of $60.0 million recorded in our Senior Health segment during the nine months ended September 30, 2022, lower sales-based commissions expenses in our Investment and Savings Products segment, and lower contract acquisition costs in our Senior Health segment. Partially offsetting the decrease in total benefits and expenses were increases in asset-based sales commissions expenses in our Investment and Savings Products segment, and other operating expenses during the nine months ended September 30, 2023. The year-over-year increase in other operating expenses was due to increased technology spending as well as higher employee-related and growth-related costs. These movements are discussed in further detail in the Segment Results section below.

Income taxes. Our effective income tax rate decreased for the nine months ended September 30, 2023 to 23.4%, compared with 26.1% for the nine months ended September 30, 2022. Excluding the non-cash, non-deductible goodwill impairment charge in 2022, the effective income tax rate was 22.9% in 2022. The year-over-year increase in the effective tax rate excluding the goodwill impairment charge was primarily due to higher state income taxes in 2023.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment Results. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$826,665	$804,586	$22,079	3%	$2,462,842	$2,401,293	$61,549	3%
Ceded premiums	(409,801)	(403,416)	6,385	2%	(1,237,548)	(1,219,268)	18,280	1%
Net premiums	416,864	401,170	15,694	4%	1,225,294	1,182,025	43,269	4%
Other, net	11,908	13,419	(1,511)	(11)%	36,421	37,969	(1,548)	(4)%
Total revenues	428,772	414,589	14,183	3%	1,261,715	1,219,994	41,721	3%
Benefits and expenses:
Benefits and claims	158,508	156,587	1,921	1%	461,303	462,915	(1,612)	*
Future policy benefits remeasurement (gain) loss	251	1,598	(1,347)	*	(26)	555	(581)	*
Amortization of DAC	67,720	64,262	3,458	5%	199,792	189,431	10,361	5%
Insurance expenses	56,698	56,471	227	*	174,310	173,072	1,238	*
Insurance commissions	4,373	3,964	409	10%	14,459	11,612	2,847	25%
Total benefits and expenses	287,550	282,882	4,668	2%	849,838	837,585	12,253	1%
Income before income taxes	$141,222	$131,707	$9,515	7%	$411,877	$382,409	$29,468	8%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2023

Net premiums. Direct premiums increased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This was partially offset by an increase in ceded premiums, which includes $14.4 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $8.1 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims were generally flat during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Direct benefits and claims increased with the growth in the business but were offset by an increase in ceded benefit reserves from YRT reinsurance. YRT reinsurance ceded benefit reserves will fluctuate based on the specifics of premiums ceded and claims incurred during each period. Claims during the three month period in 2023 were slightly lower than the three month period in 2022.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement loss decreased slightly during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to differences in experience variances that occurred in each respective period. The portion of experience variances recognized in net income during each period will increase as we move further away from the Transition Date of LDTI.

Amortization of DAC. The amortization of DAC increased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to continued growth in the in-force book of business.

Insurance expenses. Insurance expenses increased slightly during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Higher growth-related costs and employee-related costs in the three month period in 2023 were largely offset by comparatively lower net costs incurred for licensing activities.

Insurance commissions. Insurance commissions increased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of higher non-deferrable sales force promotional activities.

Results for the Nine Months Ended September 30, 2023

Net premiums. Direct premiums increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This was partially offset by an increase in ceded premiums, which includes $47.0 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $28.7 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims decreased slightly during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Direct benefits and claims increased with the growth in the business but were more than offset by an increase in ceded benefit reserves due to YRT reinsurance. YRT reinsurance ceded benefit reserves will fluctuate based on the specifics of premiums ceded and claims incurred during each period. Claims were lower during the nine month period in 2023 as the comparable period in 2022 reflected lingering excess claims from the COVID-19 pandemic.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement (gain) loss changed slightly during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to differences in experience variances that occurred in each respective period. The portion of experience variances recognized in net income during each period will increase as we move further away from the Transition Date of LDTI.

Amortization of DAC. The amortization of DAC increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the same factors as described in the three month comparison.

Insurance expenses. Insurance expenses increased slightly during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Higher growth-related, employee-related, and technology costs in the nine month period in 2023 were largely offset by comparatively lower expenses versus the prior year period due to costs incurred for the biennial convention held in 2022.

Insurance commissions. Insurance commissions increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the same factors as described in the three month comparison.

Investment and Savings Products Segment Results. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$72,996	$67,962	$5,034	7%	$220,343	$259,905	$(39,562)	(15)%
Asset-based revenues	119,413	107,483	11,930	11%	344,652	328,696	15,956	5%
Account-based revenues	23,344	22,910	434	2%	69,229	67,043	2,186	3%
Other, net	3,145	3,342	(197)	(6)%	9,385	9,508	(123)	(1)%
Total revenues	218,898	201,697	17,201	9%	643,609	665,152	(21,543)	(3)%
Expenses:
Amortization of DAC	1,311	1,378	(67)	(5)%	4,212	4,245	(33)	*
Insurance commissions	3,321	3,419	(98)	(3)%	9,902	10,514	(612)	(6)%
Sales commissions:
Sales-based	52,343	48,775	3,568	7%	158,425	186,784	(28,359)	(15)%
Asset-based	58,793	51,549	7,244	14%	168,154	155,791	12,363	8%
Other operating expenses	38,757	37,355	1,402	4%	122,852	118,540	4,312	4%
Total expenses	154,525	142,476	12,049	8%	463,545	475,874	(12,329)	(3)%
Income before income taxes	$64,373	$59,221	$5,152	9%	$180,064	$189,278	$(9,214)	(5)%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2023

Commissions and fees. Commissions and fees increased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 driven by higher asset-based and sales-based revenues. Higher asset-based revenues were driven by an increase in average client assets in 2023 versus the prior year period. The increase in sales-based revenue was largely the result of higher product sales for variable annuities and the favorable year-over-year comparison for U.S. mutual fund product sales.

Sales commissions. The increase in sales-based commissions for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was generally in line with the increase in sales-based revenue. Asset-based commissions were up for the three months ended September 30, 2023 and were consistent with the movement in asset-based revenues when excluding Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses for the three months ended September 30, 2023 were higher compared to the three months ended September 30, 2022 primarily due to increased employee-related costs.

Results for the Nine Months Ended September 30, 2023

Commissions and fees. Commissions and fees decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Sales-based revenues declined during the nine months ended September 30, 2023 likely due to the adverse impact on revenue-generating product sales from the high cost of living and the availability of high yield money market and savings account alternatives in the first half of 2023. Another contributing factor to the decrease in sales-based revenues was the discontinuation of most upfront sales-based revenue on the sale of Canadian mutual funds, which are now sold under the principal distributor model. The principal distributor funds we now distribute in Canada primarily shift the revenue we earn to asset-based that is recognized over time. Partially offsetting the decrease were higher asset-based revenues during the nine months ended September 30, 2023 versus the nine months ended September 30, 2022. The year-over-year increase in asset-based revenues was higher than the year-over-year increase in average client asset values due to a positive mix shift to asset-based products that earn higher fees, including managed accounts and Canadian mutual funds under the new principal distributor model.

Sales commissions. The decrease in sales-based commissions for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was in line with the decrease in sales-based revenue. Asset-based commissions were up for the three months ended September 30, 2023 and were consistent with the movement in asset-based revenues when excluding Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses for the nine months ended September 30, 2023 were higher compared to the nine months ended September 30, 2022 due to increased employee-related and technology costs.

Senior Health Segment Results. Senior Health segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees (1)	$11,388	$14,601	$(3,213)	(22)%	$38,514	$25,222	$13,292	53%
Other, net	2,048	2,583	(535)	(21)%	8,522	9,606	(1,084)	(11)%
Total revenues	13,436	17,184	(3,748)	(22)%	47,036	34,828	12,208	35%

Benefits and expenses:
Contract acquisition costs	12,568	13,446	(878)	(7)%	40,154	53,479	(13,325)	(25)%
Goodwill impairment loss	-	60,000	(60,000)	*	-	60,000	(60,000)	*
Other operating expenses	8,451	7,461	990	13%	24,259	24,308	(49)	*
Total benefits and expenses	21,019	80,907	(59,888)	(74)%	64,413	137,787	(73,374)	(53)%
Loss before income taxes	$(7,583)	$(63,723)	$56,140	88%	$(17,377)	$(102,959)	$85,582	83%

(1)
Includes a positive tail revenue adjustment of $2.3 million for the three and nine months ended September 30, 2023 and a positive tail revenue adjustment of $1.7 million and a negative tail revenue adjustment ($22.7) million for the three and nine months ended September 30, 2022, respectively.

Results for the Three Months Ended September 30, 2023

Commissions and fees. Excluding the impact of tail revenue adjustments, commissions and fees decreased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to lower approved policy sales volumes in the current year given the reduction in tenured e-TeleQuote licensed health insurance agents.

Other, net. Other, net decreased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a decrease in revenue earned for providing agreed-upon marketing services to health insurance carriers during the three month period in 2023.

Contract acquisition costs. CAC decreased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of lower approved policy sales volumes partially offset by higher per unit costs.

Goodwill impairment loss. There was no goodwill impairment charge recognized during the three months ended September 30, 2023 compared to a $60.0 million non-cash goodwill impairment charge recognized during the three months ended September 30, 2022. The charge represented the excess of the Senior Health reporting unit’s carrying value over its estimated fair value as of July 1, 2022. Refer to Note 18 (Goodwill) to our condensed consolidated financial statements included elsewhere in this report for more information.

Other operating expenses. Other operating expenses during the three months ended September 30, 2023 increased compared to the three months ended September 30, 2022 primarily due to higher employee-related costs.

Results for the Nine Months Ended September 30, 2023

Commissions and fees. Excluding the impact of tail revenue adjustments, commissions and fees decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to lower approved policy sales volumes as noted above during the third quarter of 2023 as well as the Company’s efforts to control growth in favor of developing more efficient lead procurement and conversion. There was a positive tail revenue adjustment of $2.3 million recorded during the nine months ended September 30, 2023 due to higher commission rates and stable policy churn compared to a negative tail revenue adjustment of $22.7 million recorded during the nine months ended September 30, 2022 as a result of higher than expected policy churn for policies approved in prior periods.

Other, net. Other, net decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease in revenue earned for providing agreed-upon marketing services to health insurance carriers during the nine month period in 2023.

Contract acquisition costs. CAC decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 largely due to lower approved policy volumes.

Goodwill impairment loss. Goodwill impairment loss decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the same factors as described in the three month comparison.

Other operating expenses. Other operating expenses during the nine months ended September 30, 2023 did not change significantly compared to the nine months ended September 30, 2022.

Corporate and Other Distributed Products Segment Results. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$5,016	$5,493	$(477)	(9)%	$15,008	$16,346	$(1,338)	(8)%
Ceded premiums	(1,214)	(1,454)	(240)	(17)%	(4,081)	(4,536)	(455)	(10)%
Net premiums	3,802	4,039	(237)	(6)%	10,927	11,810	(883)	(7)%
Commissions and fees	11,761	12,512	(751)	(6)%	30,841	37,090	(6,249)	(17)%
Investment income net of investment expenses	51,036	40,629	10,407	26%	147,540	112,148	35,392	32%
Interest expense on surplus note	(16,306)	(16,283)	23	*	(49,348)	(47,613)	1,735	4%
Net investment income	34,730	24,346	10,384	43%	98,192	64,535	33,657	52%
Realized investment gains (losses)	(3)	292	(295)	*	(650)	924	(1,574)	*
Other investment gains (losses)	(1,792)	(2,991)	1,199	*	(6,080)	(4,765)	(1,315)	*
Investment gains (losses)	(1,795)	(2,699)	904	*	(6,730)	(3,841)	(2,889)	*
Other, net	1,328	1,621	(293)	(18)%	3,763	3,626	137	4%
Total revenues	49,826	39,819	10,007	25%	136,993	113,220	23,773	21%
Benefits and expenses:
Benefits and claims	3,554	2,809	745	27%	12,937	8,434	4,503	53%
Future policy benefits remeasurement (gain) loss	(72)	(84)	12	*	(1,103)	113	(1,216)	*
Amortization of DAC	374	437	(63)	(14)%	1,434	1,085	349	32%
Insurance expenses	1,123	1,081	42	4%	3,729	3,449	280	8%
Insurance commissions	217	283	(66)	(23)%	831	856	(25)	(3)%
Sales commissions	5,064	5,591	(527)	(9)%	14,118	17,027	(2,909)	(17)%
Interest expense	6,632	6,802	(170)	(2)%	20,008	20,469	(461)	(2)%
Other operating expenses	32,145	28,975	3,170	11%	104,964	97,104	7,860	8%
Total benefits and expenses	49,037	45,894	3,143	7%	156,918	148,537	8,381	6%
Income (loss) before income taxes	$789	$(6,075)	$(6,864)	(113)%	$(19,925)	$(35,317)	$(15,392)	(44)%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2023

Total revenues. Total revenues increased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to higher net investment income. Net investment income increased $6.0 million from higher yields in the invested asset portfolio, a $1.5 million higher total return on the deposit asset backing our 10% coinsurance agreement and $2.6 million from a larger invested asset portfolio compared to the same period in the prior year. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the surplus note (“Surplus Note”), thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 3 (Investments) and Note 15 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Investment gains (losses) decreased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a lower mark-to-market loss adjustment on equity securities in the 2023 period.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to higher employee-related and technology costs recognized in other operating expenses.

Results for the Nine Months Ended September 30, 2023

Total revenues. Total revenues increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to higher net investment income. Net investment income increased $18.4 million from higher yields in the invested asset portfolio, a $7.5 million higher total return on the deposit asset backing our 10% coinsurance agreement and $6.6 million from a larger invested asset portfolio compared to the same period in the prior year. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which was offset by interest expense on the Surplus Note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re. For more information on the Surplus Note, see Note 3 (Investments) and Note 15 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Investment gains (losses) increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a $2.2 million credit loss recognized for debt securities associated with a specific issuer that we had designated our intent to sell, partially offset by a $0.4 million gain from the subsequent sale of these securities. In addition, we recognized a $3.9 million negative mark-to-market adjustment on equity securities held within our investment portfolio during the nine months ended September 30, 2023 compared to a $4.7 million negative mark-to-market adjustment during the nine months ended September 30, 2022.

Commissions and fees earned from our mortgage distribution business were lower during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily attributable to our mortgage distribution business as higher mortgage interest rates reduced demand for mortgage products.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the recognition of a credit loss for the remaining ceded reserves on a closed block of non-term life insurance business from an insolvent reinsurer that was ordered into liquidation. Also contributing to the increase in benefits and expenses were higher employee-related costs, technology, and legal expenses recognized in other operating expenses. The decrease in sales commissions for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was in line with the decrease in commissions and fees revenue.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of September 30, 2023, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	September 30, 2023	December 31, 2022
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.6 years	4.7 years
Average book yield of our fixed-maturity portfolio	3.79%	3.44%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security and short-term investments) by rating, including those classified as trading securities, were as follows:

	September 30, 2023		December 31, 2022
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$561,343	19%	$606,982	22%
AA	421,545	14%	321,450	11%
A	730,596	25%	688,936	25%
BBB	1,172,065	40%	1,120,096	40%
Below investment grade	57,000	2%	67,450	2%
Not rated	7,430	*	199	*
Total	$2,949,979	100%	$2,805,113	100%
(1)
Includes trading securities at fair value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security and short-term investments) were as follows:

	September 30, 2023
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$18,301	$19,935	$(1,634)	AAA
Wells Fargo & Co	14,641	14,772	(131)	BBB+
Province of Quebec Canada	14,026	15,258	(1,232)	AA-
Province of Alberta Canada	13,863	15,833	(1,970)	A+
Province of Ontario Canada	13,299	14,457	(1,158)	A+
Bank of America Corp	12,783	13,243	(460)	A-
Ontario Teachers' Pension Plan	12,177	14,342	(2,165)	AA+
ONEOK Inc.	11,166	12,399	(1,233)	BBB
Manulife Financial Corp	10,426	11,612	(1,186)	A
Berkshire Hathaway Inc.	10,278	10,690	(412)	AA
Total – ten largest holdings	$130,960	$142,541	$(11,581)
Total – fixed-maturity securities	$2,607,160	$2,949,979
Percent of total fixed-maturity securities	5%	5%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of September 30, 2023, the Parent Company had cash and invested assets of $336.9 million.

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

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-TeleQuote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, in periods of growth, net cash flows at e-TeleQuote are expected to be negative, which may require the Parent Company to provide working capital to e-TeleQuote. During the nine months ended September 30, 2023, the Parent Company did not provide funding to e-TeleQuote as e-TeleQuote generated sufficient cash to fund its operations.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2023	2022	$
	(In thousands)
Net cash provided by (used in) operating activities	$451,459	$551,278	$(99,819)
Net cash provided by (used in) investing activities	(87,805)	(96,791)	8,986
Net cash provided by (used in) financing activities	(383,799)	(405,296)	21,497
Effect of foreign exchange rate changes on cash	(333)	(3,667)	3,334
Change in cash and cash equivalents	$(20,478)	$45,524	$(66,002)

Operating Activities. The largest factor contributing to the decrease in cash provided by operating activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was the timing of cash payments received from reinsurers in the prior year period. At the beginning of 2022, there was a large balance of ceded claims due from reinsurers from claims paid during the height of the COVID-19 pandemic, which were collected during the nine months ended September 30, 2022. Also contributing to the decrease were timing differences of purchases and maturities of trading securities and higher tax remittances due to the timing of temporary differences in taxable income.

Investing Activities. Cash used in investing activities decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to fluctuations in the timing of maturities and reinvestments of debt securities held in our available-for-sale investment portfolio. In both periods, cash provided by operating activities was used to fund investment purchases that increased the size of our invested asset portfolio.

Financing Activities. Cash flows used in financing activities decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The timing of share repurchases in 2023 was the largest factor contributing to the year-over-year decline in cash used in financing activities. In addition, the Company paid amounts due on a note issued to the sellers of e-TeleQuote during 2022, which contributed to the year-over-year decrease in cash used in financing activities.

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

As of September 30, 2023, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk; mortality/morbidity/lapse/expense risks; changes in interest rate environment risk; operational risk; segregated funds risk; and foreign exchange risk. As of September 30, 2023, Primerica Life Canada was in compliance with Canada's minimum capital requirements as defined by OSFI.

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

Notes Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.550% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of September 30, 2023. No events of default occurred during the three and nine months ended September 30, 2023.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of September 30, 2023.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan, or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three and nine months ended September 30, 2023, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and nine months ended September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The Risk Factors contained in our 2022 Annual Report are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2023, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2023	98,366	$204.47	97,802	$159,005,291
August 1- 31, 2023	132,385	206.20	132,340	131,717,616
September 1 - 30, 2023	293,572	201.75	293,324	72,538,400
Total	524,323	$203.39	523,466	$72,538,400

(1)
Consists of repurchases of (a) 857 shares of common stock at an average price of $199.30 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
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

ITEM 5. OTHER INFORMATION.

Trading Plans

During the quarter ended September 30, 2023, none of our executive officers adopted or terminated contracts, instructions, or written plans relating to the sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934, as amended.

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

Primerica, Inc.

November 8, 2023	/s/ Alison S. Rand
Alison S. Rand
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)