Form 10-K
period 2023-12-31
Primerica, Inc.
filed 2024-02-28
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2023, was $7,062,078,025. The number of shares of the registrant’s Common Stock outstanding at January 31, 2024, with $0.01 par value, was 34,847,562.

Documents Incorporated By Reference

Certain information contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 8, 2024 is incorporated by reference into Part III hereof.

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

Risks Related to Our Insurance Business and Reinsurance

•
Our life insurance business may face significant losses or volatility if our actual experience differs from our expectations regarding mortality, persistency, disability or reinsurance.
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

Risks Related to Our Investment and Savings Products Business

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
•
If heightened standards of conduct or more stringent licensing requirements (such as those adopted by the Securities and Exchange Commission) and the Department of Labor, state legislatures or regulators or Canadian securities and insurance regulators, are imposed on us or the independent sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business.
•
If our suitability policies and procedures, or our policies and procedures for compliance with federal, state or provincial regulations governing standards of care, were deemed inadequate, it could have a material adverse effect on our business.

•
Non-compliance with applicable regulations could lead to revocation of our subsidiary’s status as a non-bank custodian, which could have a material adverse effect on our business.

Risks Related to e-TeleQuote’s Senior Health Insurance Distribution Business

•
We may not be able to execute an effective senior health insurance business strategy, which could adversely affect our business.
•
e-TeleQuote Insurance, Inc. (“e-TeleQuote”) is highly regulated and subject to compliance requirements of the U.S. government’s Centers for Medicare and Medicaid Services (“CMS”) and those of its carrier partners. Non-compliance with, or violations of, such requirements may harm its business, which could have a material adverse effect on our business.
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
•
e-TeleQuote’s business is dependent on key carrier partners. The loss of a key carrier partner, or the modification of commission rates or underwriting practices with a key carrier partner, could harm its business, which could adversely impact our business.

Risks Related to Our Mortgage Distribution Business

•
Licensing requirements will impact the size of the mortgage loan sales force, which could adversely affect our mortgage brokerage business.
•
Our mortgage brokerage business is highly regulated and subject to various laws and regulations in the U.S. and Canada. Changes in, non-compliance with, or violations of, such laws and regulations could affect the cost or our ability to distribute our products and could adversely affect our business.
•
In the U.S., we distribute mortgage loans based on contractual agreements with a very limited number of mortgage lenders. A significant change to or disruption in the mortgage lenders’ mortgage businesses or an inability of the mortgage lenders to satisfy their contractual obligations to us could adversely affect our business.

Risks Related to Economic Downcycles, Public Health Crises or Catastrophes, and Disasters

•
The effects of economic downcycles, issues affecting the national and/or global economy or global geopolitical event(s) could materially adversely affect our business.
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
•
e-TeleQuote’s security measures, which are designed to protect against breaches of security and other interference with its systems and networks, operate independently from Primerica’s systems. If e-TeleQuote is subject to cyber-attacks or security breaches or is otherwise unable to safeguard the security and privacy of confidential data e-TeleQuote’s business may be harmed, which could have a material adverse effect on our business.

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

v

PART I

ITEM 1. BUSINESS.

Primerica, Inc. (“Primerica” or the “Parent Company” and, together with its direct and indirect subsidiaries, “we”, “us” or the “Company”) is a leading provider of financial products and services to middle-income households in the United States and Canada with 141,572 life insurance-licensed sales representatives as of December 31, 2023. These independent licensed representatives (“independent sales representatives” or “independent sales force”) assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments, Medicare-related insurance products and other financial products, which we distribute primarily on behalf of third parties. We insured approximately 5.7 million lives and had approximately 2.9 million client investment accounts as of December 31, 2023. Our business model uniquely positions us to reach underserved middle-income consumers in a cost-effective manner and has proven itself in both favorable and challenging economic environments.

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

We believe there is significant opportunity to meet the increasing array of financial services needs of our clients. We intend to leverage the independent sales force to meet such client needs, which will drive long-term value for all of our stakeholders. Our strategy during 2023 was organized across four primary areas:

•
Maximizing independent sales force growth, leadership and productivity;
•
Broadening and strengthening our protection product portfolio, including term life insurance and third-party products;
•
Becoming the middle-income market’s provider of choice for retirement and investment products; and
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
•
PFS Investments Inc. (“PFS Investments”), our principal investment and savings products company, broker-dealer and registered investment advisor; and
•
e-TeleQuote Insurance, Inc. (“e-TeleQuote”), a distributor of Medicare-related insurance products underwritten by third-party health insurance carriers.

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
•
PFSL Investments Canada Ltd. (“PFSL Investments Canada”), our Canadian licensed mutual fund dealer; and
•
PFSL Fund Management Ltd. (“PFSL Fund Management”), our Canadian investment funds manager.

Primerica was incorporated in the United States as a Delaware corporation in October 2009 to serve as a holding company for the Primerica businesses (collectively, the “Company”). Except for e-TeleQuote, which was acquired on July 1, 2021, our businesses were transferred to us by Citigroup, Inc. on April 1, 2010 in a reorganization pursuant to which we completed an initial public offering in April 2010 (the “IPO”). On March 31, 2010, we entered into certain coinsurance transactions to cede between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. We administer pre-IPO policies subject to these coinsurance agreements.

Our Clients

Our clients are generally middle-income consumers, which we define as households with $30,000 to $130,000 of annual income. According to the 2022 U.S. Census Bureau Current Population Survey, the latest period for which data is available, approximately 54% of U.S. households fall in this range. We believe that we understand the financial needs of the middle-income segment, which include:

•
Many have inadequate or no life insurance coverage. Individual life insurance sales in the United States declined from 12.9 million policy sales in 1975 to 9.2 million policy sales in 2022, the latest period for which data is available, according to Life Insurance Marketing and Research Association (“LIMRA”), a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle-income clients for nearly 40 years, is generally the best option for them to meet their life insurance needs.
•
Many need help investing and saving for retirement and other personal goals. Many middle-income families find it challenging to invest and save for retirement and other personal needs. By developing personalized savings programs for our clients using our proprietary FNA and offering a wide range of mutual funds, annuities, managed investments and segregated fund products sponsored and managed by established firms, independent sales representatives are well equipped to help clients develop long-term savings plans to address their financial needs. We allow our clients to establish monthly contributions to investment savings plans with as little as $25 per month.
•
Many need to reduce their debt. Many middle-income families have numerous debt obligations from credit cards, auto loans, and home mortgages. We help our clients address these financial burdens by providing personalized and client-driven debt resolution techniques.
•
Many prefer to meet face-to-face when considering financial products. Historically, many middle-income consumers have indicated a preference to meet face-to-face when considering financial products or services. As such, we have designed our distribution model to address this preference in a cost-effective manner through a network of more than 141,000 life insurance-licensed independent sales representatives who meet with clients in person or using remote communication tools based on client preference.
•
Many need Medicare coverage as they reach the age of eligibility. In 2023, there were approximately 60 million eligible Medicare beneficiaries in the United States according to the Kaiser Family Foundation. According to the United States Census Bureau, over 11,000 individuals will be turning 65 on a daily basis. As a result, the number of Medicare eligible beneficiaries is expected to continue to grow. We distribute Medicare-related insurance products to eligible Medicare beneficiaries and enroll them in coverage utilizing licensed health insurance agents who are employees of our subsidiary e-TeleQuote.
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
•
Inclusive culture: Building and maintaining a diverse independent sales force is important to us because we believe the independent sales force reflects the middle-income communities we serve. As the communities we serve become more diverse, the independent sales force does as well.

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

RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, as independent entrepreneurs, they are responsible for, and have control over, the costs of their administrative staff, marketing materials, travel, training and certain recognition events for the independent sales representatives in their respective sales organizations. Field offices provide a location for independent sales representatives to conduct recruiting meetings, training events and sales-related meetings, disseminate our Intranet-streamed broadcasts, conduct compliance functions, and house field office business records. Some business locations house more than one field office. At December 31, 2023, approximately 6,000 field offices in 3,300 locations were managed by independent sales representatives that served as RVPs. Independent sales representatives also leverage remote communication tools to conduct field office meetings. RVPs play a major role in training, motivating and monitoring their independent sales force organization.

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

After the initial contact, independent sales representatives typically invite prospective recruits to an opportunity meeting, conducted in person or through remote communication tools, which is conducted by an RVP. The objective of an opportunity meeting is to inform prospective recruits about our mission and their opportunity to start their own businesses by becoming independent sales representatives. At the conclusion of each opportunity meeting, attendees who are interested are asked to complete an application and pay a nominal fee to commence their pre-licensing training and licensing examination preparation programs and, depending on the state or province, to cover their licensing exam registration costs, which are generally paid by the Company. Recruits are not obligated to purchase any of the products we offer in order to become independent sales representatives, though they may elect to make such purchases.

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

The following table provides information on new recruits and life insurance-licensed independent sales representatives:

	Year ended December 31,
	2023	2022	2021
Number of new recruits	361,925	359,735	349,374
Number of newly life insurance-licensed independent sales representatives	49,096	45,147	39,622
Number of life insurance-licensed independent sales representatives, at period end	141,572	135,208	129,515
Average number of life insurance-licensed independent sales representatives during period	137,760	132,077	131,315

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

Sales Force Motivation, Training, Communication and Sales Support Tools

Motivating, training and communicating with the independent sales force, as well as sales support tools, are critical to our success and that of the independent sales force.

Motivation. Through our proven system of sales force recognition events, contests and communications, we provide incentives that motivate our independent sales force. Motivation is driven largely by independent sales representatives’ desire to achieve higher levels of financial success by building their own businesses. The opportunity to help underserved middle-income households address financial challenges is also a source of motivation for many independent sales representatives.

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

In 2022, we hosted our biennial international convention, which was attended by approximately 35,000 people, at the Mercedes-Benz Stadium in Atlanta, Georgia. New recruits and independent sales representatives who attended our convention and associated meetings do so at their own expense, which we believe further demonstrates their commitment to our organization and mission. We are planning to hold our next biennial international convention in July 2024 at the Mercedes-Benz Stadium.

Training, Communication and Sales Support Tools. Primerica Online (“POL”), delivered through a secure Intranet website and a cross-platform mobile application (“Primerica App”) is our primary tool designed to support independent sales representatives and assist them in building their own businesses. We provide independent sales representatives with communication, training, and sales support tools on POL that allow both new and experienced sales representatives to offer financial information and products to our clients. POL provides independent sales representatives with access to various business tracking and management tools, licensing support tools, product-specific training, and sales procedures and tools. Additionally, POL provides access to internal training programs and videos covering sales, management skills, business ownership, and compliance. We also use POL to provide real-time recognition of independent sales representatives’ successes and scoreboards for independent sales force production, contests, and leadership trips. In addition, POL is a gateway to our product providers and product support. Subscribers generally pay a small monthly fee to subscribe to POL, which helps cover the cost of developing new resources and maintaining this support system. A limited version of POL that provides access to Primerica e-mail, compliance and compensation information, newsletters and bulletins is available at no cost to the independent sales force.

The primary features and tools available on POL include:

•
Training and Licensing Tools: POL provides independent sales representatives with access to study tools for life insurance and securities licensing examinations such as pre-licensing study materials, on-demand videos, personalized licensing study plans, exam simulators, progress tracking, and exam and license registration. POL also provides training materials and access to online certification programs to sell or refer certain other distributed products.
•
Communication Tools: POL provides access to marketing materials for our product offerings, Company news and events, live streaming shows, on-demand videos, home office bulletins, Primerica e-mail, contact lists, and a hosted professional business website for independent sales representatives. We broadcast and deliver video content on POL through our own digital video channel, PFN TV. We create original broadcasts and videos that enable home office management to provide business updates to the independent sales force as well as training and motivational presentations. We broadcast live programs hosted by the home office management and selected RVPs that focus on new developments and provide motivational messages to the independent sales force. We also broadcast training-oriented programs to the independent sales force on a weekly basis and profile successful independent sales representatives, allowing these individuals to educate and train other independent sales representatives by sharing their methods for success.
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

Primerica App: The mobile Primerica App platform has been adopted broadly and provides the independent sales force with access to the critical components needed to start, build and maintain their businesses. We continually enhance and expand the scope and resources available on this strategic platform.
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

Client Relationship Manager (“CRM”): Our CRM tool allows independent sales representatives and their RVPs to organize client information, such as personal contact information, product relationships, account details, notes, appointments, follow-ups, and marketing campaigns, in one place to enable fast and convenient access.


Primerica Social: We offer a social media automation tool that provides independent sales representatives with pre-approved social media posts that can be shared on their social media accounts.

In addition, our publications department produces materials to support, motivate and inform the independent sales force. We sell recruiting materials, sales brochures, business cards and stationery and provide communications services that include web design, print presentations, graphic design and script writing. We also produce a weekly mailing that includes materials promoting our current incentives as well as the latest news about our product offerings.

Performance-Based Compensation Structure

Our commission structure is rooted in our origin as an insurance agency. Sales representatives, who are independent contractors, can receive compensation in multiple ways, including:

•
sales commissions and fees based on their personal sales, referrals and client assets under management;
•
sales commissions and fees based on their sales organizations’ sales, referrals and client assets under management; and
•
bonuses and other compensation, including agent equity awards, generated by their own sales performance, the aggregate sales performance of their sales organizations and other criteria.

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

For U.S. mutual funds (non-managed investments) and annuity products, commissions are paid both on the sale and on the value of assets under management. Commissions are calculated based on the dealer reallowance and trail compensation actually paid to us. For managed investment products, fees earned are based on the assets under management and represent the fee we receive as compensation for as long as we retain the account. In July 2022, we began offering a series of mutual funds in Canada whereby independent sales representatives who earn monthly fees based on client asset values (the “asset-based fees”) have the option of receiving up-front compensation from PFSL Investments Canada based on the amount invested with reduced asset-based fees for a period of five years, and they are able to negotiate with an investor to earn a front-end load sales commission. If independent sales representatives choose to receive up-front compensation from PFSL Investments Canada, they are subject to a chargeback of the up-front compensation on a declining scale if the investor redeems some or all of the investment within five years. For our Canadian segregated fund investment products, we pay independent sales representatives a sales commission based on the amount invested and a monthly fee based on client asset values. As a result of Canadian regulatory changes that became effective in June 2023, we no longer pay an up-front sales commission on new segregated fund contracts and only pay a monthly fee based on client asset values. For further details of these regulatory changes, refer to the “Regulatory Changes” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Primerica compensates Primerica Senior Health certified independent sales representatives with fees for services provided, including education and related services associated with introducing eligible Medicare beneficiaries to e-TeleQuote.

We also pay the independent sales force for mortgage originations, sales of prepaid legal services subscriptions, and referrals for other distributed products. Mortgage originations compensation paid to the independent sales force is earned for each closed mortgage loan based on a percentage of the loan amount, subject to regulatory maximums. Prepaid legal services commissions paid to the independent sales force are earned in fixed amounts on a monthly basis as long as the prepaid legal service subscription remains active. Compensation related to other distributed products is calculated based on the type of product sold or referred.

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

In most states, Primerica’s independent sales representatives can become certified to make Senior Health referrals by completing an internal training and brief certification course. Upon completion of the certification process, Primerica’s independent sales representatives may educate eligible beneficiaries about Medicare in general, refer them to an e-TeleQuote licensed health insurance agent and provide certain other related services.

To offer mortgage loan products in the United States, independent sales representatives must be individually licensed as mortgage loan originators by the states in which they do business and, in some states, they must also be individually licensed as mortgage brokers.

For sales of our other distributed products, appropriate state, provincial and territorial licensing may be required.

Supervision and Compliance

To ensure compliance with various federal, state, provincial and territorial legal requirements, we and the RVPs share responsibility for maintaining an overall compliance program that involves compliance training and supporting, as well as monitoring, the activities of independent sales representatives. We work with the RVPs to develop and maintain appropriate compliance procedures and systems.

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

Senior Health Distribution

In the United States, our subsidiary e-TeleQuote distributes Medicare-related insurance products to eligible Medicare beneficiaries and enrolls them in coverage utilizing e-TeleQuote’s team of licensed health insurance agents. e-TeleQuote’s licensed health insurance agents are employees of e-TeleQuote. These licensed health insurance agents utilize both third-party and e-TeleQuote’s proprietary technology, including telephony, relationship management, lead analytics, and plan comparison tools, to enroll beneficiaries in eligible Medicare plans.

e-TeleQuote’s licensed health insurance agents are full-time employees who are motivated through compensation systems that track performance and reward them accordingly. This compensation system includes an hourly wage plus an incentive compensation component based on individual sales performance and key performance indicators, which include policy retention. We provide sales support through the sourcing and screening of leads, allowing our licensed health insurance agents to maximize time spent with potential enrollees, as well as through technology that provides relationship management, lead analytics, and plan comparisons for licensed health insurance agents to facilitate the enrollment of beneficiaries in eligible Medicare plans. e-TeleQuote manages the licensing, certification and training process through its dedicated health insurance licensing team and technology platform for regulatory compliance. Continuing education is provided annually to ensure that our licensed health insurance agents are up to date with carrier updates, compliance and technology.

In order to market Medicare-related insurance products, e-TeleQuote’s licensed health insurance agents are required to hold a state-issued license to market health insurance products within that state. Each agent holds a resident license from the state in which they are based and acquires non-resident licenses for each of the other states in which they conduct business. In order to obtain an initial resident license, prospective e-TeleQuote licensed health insurance agents are required to complete online or classroom training and pass a comprehensive state licensing exam covering health insurance product features and benefits, risk management and health insurance regulations. Non-resident licenses are issued by states on the basis of reciprocity as long as the agent is in good standing with their resident state, as well as upon payment of a license fee.

Once licensed to sell health insurance by state agencies, e-TeleQuote’s licensed health insurance agents need to be certified annually by a health insurance carrier to sell that carrier’s products. State law may also require agents to be appointed by a health insurance carrier as the carrier’s agent. Such certification involves online classes and testing for subject matters such as the basics of Medicare, fee-for-service plan eligibility and benefits, different types of plans, enrollment processes and requirements, marketing compliance, anti-money laundering, fraud, waste, and abuse detection and reporting. The certification process can take up to 40 hours of classes and testing before an agent will be allowed to sell Medicare plans.

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

The following table provides information on our principal product offerings and the principal sources thereof by operating segment as of December 31, 2023.

Operating Segment	Principal Product Offerings	Principal Sources of Products (Applicable Geographic Territory)
Term Life Insurance	Term Life Insurance	Primerica Life (U.S. (except New York) and certain territories)
NBLIC (New York)
Primerica Life Canada (Canada)
Investment and Savings Products	Mutual Funds and Certain Retirement Plans	American Century Investments (U.S.)
American Funds (U.S.)
Equitable Distributors, LLC (U.S.)
Nuveen, LLC (U.S.)
VOYA Financial, Inc. (U.S.)
Fidelity Investments (U.S.)
Franklin Templeton Investments (U.S.)
Invesco (U.S.)
AGF Investments (Canada)
Mackenzie Investments (Canada)
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
Elevance Health, Inc. (U.S.)
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
(2)
In Canada, referrals only.

Term Life Insurance

Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, the District of Columbia and Canada. As of the third quarter of 2023, the latest period for which data is available from LIMRA, we ranked as a leading provider of individual term life insurance in the United States.

We believe that term life insurance is generally a better alternative for middle-income clients than cash value life insurance. Term life insurance provides a guaranteed death benefit if the insured dies during the fixed coverage period of an in-force policy, thereby providing financial protection for his or her named beneficiaries in return for the periodic payment of premiums. Term insurance products, which are sometimes referred to as pure protection products, have no savings or investment features. By buying term life insurance rather than cash value life insurance, a policyholder pays a lower premium over the level term period and, as a result, may have funds available to invest for retirement and other needs. We also believe that a person’s need for life insurance is inversely proportional to that person’s need for retirement savings, a concept we refer to as the theory of decreasing responsibility. Young adults with children, new mortgages and other obligations need to buy higher amounts of insurance to protect their family from the loss of future income resulting from the death of a primary earner. With its lower premium over the level term period, term life insurance lets young families buy more coverage for their premium dollar when their needs are greatest and still have the ability to have funds for their retirement and other savings goals.

We design our term life insurance products to be easily understood by, and meet the needs of, our clients. Clients purchasing our term life insurance products generally seek stable, longer-term income protection products for themselves and their families. In response to this demand, we offer term life insurance products with initial level-premium coverage periods that range from 10 to 35 years and a wide range of coverage face amounts. Policies remain in-force until expiration of the coverage period or until the policyholder ceases to make premium payments and terminates the policy. Our in-force term life insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. After the initial policy term, the policyholder has the option to continue coverage by renewing or exchanging their contract. Both options result in higher premiums due to the policyholder’s more advanced age.

In October 2022, we introduced our new generation of life insurance products in all jurisdictions except New York where we continue to sell our legacy term life insurance products. The Primerica PowerTerm (“PowerTerm”) product is our rapid issue term life product that provides for face amounts of up to $300,000 (local currency). PowerTerm allows an independent sales representative to submit an application via TurboApps, during which the Company collects information compliant with the Fair Credit Reporting Act (“FCRA”) from external data sources to inform the underwriting process. The Company uses this data and the client’s responses to application questions to determine any additional underwriting requirements. Results of these processes are reported in real time to our underwriting system, which then determines whether or not we can rapidly issue a policy.

We also offer our Primerica PrecisionTerm (“PrecisionTerm”) product, which is our traditionally underwritten term insurance product for face amounts in excess of $150,000 (local currency). PrecisionTerm allows an independent sales representative to submit an application via TurboApps. The Company then collects information from external data sources that are traditional in nature, excluding credit scores. Most applicants are required to undergo traditional paramedical testing requirements to complete the underwriting process; however, certain applicants may have testing waived based on application and external data information. Policies with face amounts less than or equal to $300,000 and greater than $150,000 may be issued as either PowerTerm or PrecisionTerm products depending on the underwriting method the insured prefers.

The average face amount of our in-force policies issued in 2023 was approximately $256,100. The following table sets forth the number of term life insurance policies issued:

	Year ended December 31,
	2023(1)	2022	Adjusted 2022 (estimated)(1)
Life insurance issued:
Number of policies issued	358,860	291,918	333,020
(1)
For the year ended December 31, 2022, the previously reported number of new policies issued has been adjusted for comparability purposes as a result of our new term life insurance products introduced in October 2022, which modified how policies are structured in relation to individual lives. Historically, two adult lives could be covered under a single policy by adding a spouse rider. To better align risk and pricing in our new life insurance products, we eliminated this rider and now sell a separate policy for each insured life. Results for the year ended December 31, 2023 reflect additional policies issued to reflect the former spouse rider with a separate policy in the new life insurance products. To make year-over-year comparisons more consistent, we have provided estimates for the year ended December 31, 2022.

The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2023	2022	2021
Life insurance issued:
Face amount issued (in millions)	$119,102	$103,822	$108,521

	December 31,
	2023	2022	2021
Life insurance in force:
Number of policies in force	2,959,006	2,896,667	2,885,963
Face amount in force (in millions)	$944,609	$916,808	$903,404

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

Under our current underwriting guidelines, we individually assess each insurable adult applicant and place each applicant into one of ten risk classifications that has specific criteria based on current health, medical history, and other risk factors. We may decline an applicant’s request for coverage if his or her health or activities create unacceptable risks. Our PowerTerm and PrecisionTerm products cover one adult life per policy, which is a change from our historical term life products which offered family coverage with multiple lives on an individual policy.

Independent sales representatives ask applicants a series of questions regarding the applicant’s medical history and other risk factors. We may also consider information about the applicant from FCRA compliant third-party sources. If we believe that further information regarding an applicant’s medical history is necessary, we use a third-party provider and its trained personnel to contact the applicant to obtain a more detailed medical history. The report resulting from this process is electronically transmitted to us and is evaluated in our underwriting process. Paramedical requirements may also be required.

To accommodate the significant volume of insurance business that we process, we and the independent sales force use specialized technology. We offer independent sales representatives an electronic life insurance application that supports our term life insurance products. Approximately 99% of the life insurance applications we received in 2023 were submitted electronically via TurboApps. Independent sales representatives may utilize video collaboration tools to assist with the completion of the life insurance application and submit completed applications through TurboApps. Our PowerTerm and PrecisionTerm electronic life insurance applications have technology to streamline the application process and deliver a superior experience by using industry-standard security, identity verification (in the U.S. only), precise and real-time underwriting to speed up processing time and reduce errors in submitted applications. Electronic disclosure delivery and digital client signatures through third-party technology, seamless banking information importation, and simple policy language provide a convenient client experience.

Claims Management. Our insurance subsidiaries processed over 18,800 life insurance benefit claims in 2023 on policies underwritten by us and sold by independent sales representatives. During the COVID-19 pandemic, we experienced elevated claims due to the premature deaths of our insureds. Beginning in early 2022, we experienced fewer COVID-19 related claims than during the height of the pandemic. For additional information regarding the impact of COVID-19 on our claims expense, the related reinsurance effects, and policyholder persistency, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

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

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Death	$1,779,822	$1,903,179	$2,245,614
Waiver of premium	53,758	55,394	54,465
Terminal illness (1)	16,433	16,044	11,635

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

Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and licensed sales representatives, we distribute and sell to our clients a variety of investment products: mutual funds; managed investments; variable, index-linked, fixed and fixed indexed annuities; and segregated funds. As of December 31, 2023, approximately 25,272 sales representatives were licensed to distribute mutual funds in the United States (including Puerto Rico) and Canada. As of December 31, 2023, approximately 13,420 sales representatives were licensed and appointed to distribute annuities in the United States and approximately 10,087 sales representatives were licensed to sell segregated funds in Canada.

Mutual Funds. In the United States, licensed sales representatives primarily distribute mutual funds from selected asset management firms that are on our proprietary platform. The selected firms have diversified product offerings, including domestic and international equity, fixed-income and money market funds. Each firm continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We believe that these selected asset management firms provide funds that meet the investment needs of our clients.

During 2023, Franklin Templeton, Invesco, American Funds and Fidelity collectively accounted for approximately 98% of our mutual fund sales in the United States. Franklin Templeton and Invesco each have large wholesaling teams that support the sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will.

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

As a result of Canadian regulatory changes, in July 2022 PFSL Investments Canada’s services became focused on acting as the exclusive principal distributor for two families of mutual funds (the "PD Funds") that are managed by well-established, unrelated investment fund managers. The PD Funds are: (i) the AGF Platform Funds, which consist of a range of mutual funds managed by AGF Investments Inc. (“AGF”); and (ii) the Mackenzie FuturePath Funds, which consist of a range of mutual funds managed by Mackenzie Financial Corporation. PFSL Investments Canada has an exclusive right to distribute the PD Funds and, as a principal distributor, it markets the PD Funds through its representatives. PFSL Investments Canada representatives no longer recommend other mutual funds (the “Legacy Canada Mutual Funds”) that were previously available for purchase through PFSL Investments Canada. Like our U.S. fund family, the PD Funds asset management partners we have chosen in Canada have a diversified offering of equity, fixed-income and money market funds, including domestic and international funds with a variety of investment styles. The regulatory changes continue to be examined by Canadian regulators and may be modified.

In addition to the PD Funds, under limited circumstances, PFSL Investments Canada can offer investments in the Legacy Canada Mutual Funds, which include the Primerica-branded Concert™ Series funds and other non-proprietary funds. PFSL Fund Management is the Investment Fund Manager of the Concert™ Series funds. These limited circumstances primarily consist of pre-authorized purchases made pursuant to a systemic investment plan for existing clients. Our Concert™ Series funds consist of five different asset allocation funds and a money market fund with varying investment objectives. Each Concert™ Series fund is a fund of funds that allocates fund assets among equity, income and money market mutual funds of AGF. The asset allocation within each Concert™ Series fund is determined on an advisory contract basis by an independent portfolio adviser.

A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment accounts by bank drafts against their checking accounts for as little as $25 per month. During the year ended December 31, 2023, average client assets held in individual retirement accounts in the United States and Canada accounted for an estimated 73% and 65% of total average client account assets, respectively. The Canadian counterpart to IRAs in the United States are Registered Retirement Savings Plans (“RRSPs”). RRSPs and IRAs behave similarly, providing tax advantaged treatment and enabling clients to earn income on a tax-deferred basis. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.

Managed Investments. PFS Investments (dba Primerica Advisors) is a registered investment advisor in the United States, and it offers a managed investments program, Primerica Advisors Lifetime Investment Program (the “Lifetime Investment Program”), which we launched in 2017. The Lifetime Investment Program is a robust advisory offering designed for clients who have at least $25,000 of investable assets. It provides our customers access to investment models designed and managed by several unaffiliated investment advisers. PFS Investments, as sponsor and portfolio manager of the program, evaluates models for inclusion in the program and conducts ongoing due diligence of the models and unaffiliated investment advisers made available through the program. As of December 31, 2023, we used 11 unaffiliated investment advisers. Primerica Brokerage Services, Inc. (“PBSI”), a wholly owned affiliate of Primerica, is the introducing broker-dealer for customer accounts managed through the Lifetime Investment Program. Pershing LLC (“Pershing”), an unaffiliated clearing firm, provides custody, trade execution, clearing, settlement and related services through a fully disclosed clearing agreement with PBSI.

Variable Annuities. U.S. securities licensed sales representatives also distribute variable annuities issued by American General Life Insurance Company and its affiliates (“Corebridge”), Equitable Financial Life Insurance Company (“Equitable Life”), Lincoln National Life Insurance Company and its affiliates (“Lincoln National”) and Brighthouse Life Insurance Company (“Brighthouse Life”). Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). We also offer index-linked annuities issued by Equitable Life, Brighthouse Life and Lincoln National. Index-linked annuities are insurance contracts that provide investors with potential growth, subject to a cap, and partial downside protection against losses. Gains and losses are measured over a fixed period, typically three to six years, based on the performance of a securities index. Although linked to an index, an investment in these contracts does not involve ownership of any underlying portfolio securities by the client. Each of these companies bears the insurance risk on its variable annuities and index-linked variable annuities that we distribute.

Fixed Indexed Annuities. We offer fixed indexed annuity products in the U.S. through Lincoln National, Corebridge and Universal Life Insurance Company (“Universal Life”) (Puerto Rico). These products combine safety of principal and guaranteed rates of return with additional investment options tied to equity market indices that allow for returns that move based on the performance of an index. We believe these and other fixed annuity products give both life and securities representatives more ways to assist our clients with their retirement planning needs.

Fixed Annuities. In Puerto Rico, we currently offer two annuity products: a fixed annuity and a fixed bonus annuity underwritten by Universal Life. These products provide guarantees against loss with several income options.

Employer-Sponsored Retirement Plans. In the United States, we also offer Employer Sponsored Retirement Plans (“ESRP”), such as 401(k) plans, primarily to small and medium-sized businesses. The ESRPs we distribute are offered by a limited number of third-party providers, including American Funds Distributors, Inc., Equitable Distributors, LLC and VOYA Financial, Inc., which together account for most of our ESRP business. In addition, we distribute 457(b) plans to governmental entities. Our licensed representatives generally provide educational and administrative services with respect to ESRPs, which include helping our ESRP clients understand the benefits of offering a tax-deferred retirement plan and assisting their employees to realize the need to save for retirement and the benefits of doing so in an ESRP.

Segregated Funds. In Canada, we underwrite segregated fund products, branded as our Common Sense FundsTM, that have some of the characteristics of our variable annuity products distributed in the United States. Our Common Sense FundsTM are underwritten by Primerica Life Canada and offer our clients the ability to participate in a diversified managed investments program that can be opened for as little as $25. While the assets and corresponding liability (reserves) are recognized on our consolidated balance sheets, the assets are held in separate accounts for the benefit of the segregated fund contract owners and are not commingled with the general assets of the Company.

There are three fund products within our segregated funds: the Asset Builder Funds, the Strategic Retirement Income Fund (“SRIF”), and a money market fund known as the Cash Management Fund. The investment objective of Asset Builder Funds is long-term capital appreciation combined with some guarantee of principal. Unlike mutual funds, our Asset Builder Funds product guarantees clients at least 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or at the Asset Builder Funds’ maturity date, which is selected by the client. The portfolio consists of both equities and fixed-income securities with the equity component consisting of a pool of primarily large cap Canadian and U.S. equities and the fixed-income component consisting of Canadian federal government zero coupon treasuries and government-backed floating rate notes. The portion of the Asset Builder Funds’ portfolio allocated to zero coupon treasuries are held in sufficient quantity to satisfy the guarantees payable at the maturity date of each Asset Builder Fund. As a result, our potential loss exposure is very low as it comes from the guarantees payable upon the death of the client prior to the maturity date.

As a result of Canadian regulatory changes that became effective in June 2023, we no longer pay an up-front sales commission on new segregated fund contracts (subject to certain exceptions below) and independent sales representatives are paid a monthly fee based on client asset values. We may pay independent sales representatives a sales commission based on the amount invested under limited circumstances including (i) pre-authorized purchases and subsequent purchases for existing clients with existing Common Sense FundsTM contracts prior to the June 1, 2023 effective date and (ii) if any sales-based up-front commissions were negotiated between the investor and the independent sales representative.

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

Investment and Savings Products Revenue. In the United States, we earn revenue from our Investment and Savings Products business in three ways: up front commissions and payments earned on the sale of such products; trailing fees and payments earned based upon client asset values; and account-based revenue. On the sale of mutual funds (not including managed investments) and annuities, we earn a dealer re-allowance or commission on new purchases as well as trail commissions on the assets held in our clients’ accounts. We also receive marketing and distribution fees from most of our mutual fund and annuity providers. These payments are typically a percentage of sales or a percentage of the clients’ total asset values, or a combination of both. For investments into the Lifetime Investment Program, we receive an asset-based fee as compensation for the investment advisory and other administrative services we provide.

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

In Canada, we have historically earned revenue on our mutual fund offerings in two ways: up-front commissions from fund managers under the deferred sales charge compensation model (or dealer re-allowance) on mutual fund sales and fees paid based upon client asset values (mutual fund trail commissions and investment advisory fees from Concert™ Series funds). As a result of Canadian regulatory changes, a new business model for the distribution of mutual funds was adopted in July 2022, pursuant to which PFSL Investments Canada acts as the exclusive principal distributor for the PD Funds. In this new principal distributor model, PFSL Investments Canada earns revenue primarily in the form of fees paid based upon client asset values, which include dealer services fees that are paid monthly to us by clients and principal distributor fees which are paid to us on a periodic basis by the PD Fund managers. PFSL Investments Canada also has the opportunity to earn revenue from sales-based up-front commissions if such commissions are negotiated between investors and PFSL Investments Canada representatives. PFSL Investments Canada continues to earn revenue from Legacy Canada Mutual Funds in the form of up-front commissions on mutual fund sales (only if negotiated between our representative and the investor) and fees paid based upon client asset values. For our segregated fund products, we earn revenue primarily from fees paid based upon client asset values in the form of investment advisory fees. We may also earn deferred sales charges for early withdrawals at an annual declining rate within seven years of an investor’s original contribution for segregated funds contracts entered into prior to June 2023. As a result of certain Canadian regulatory changes that were effective in June 2023, we no longer offer new segregated funds contracts with deferred sales charges. For further details of these regulatory changes, refer to the “Regulatory Changes” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Senior Health

In the United States, we distribute Medicare-related insurance products to eligible Medicare beneficiaries and enroll eligible Medicare beneficiaries in coverage utilizing licensed health insurance agents through our subsidiary, e-TeleQuote (dba easyMed Insurance Services). These products consist of Medicare Advantage Plans and Medicare Supplement Plans. Medicare Advantage Plans are insurance policies offered by private health insurance carriers approved by CMS. These policies are fully funded by the federal government and managed by private health insurance carriers. They cover hospital care, outpatient medical services and, in some cases, additional coverage for prescription drugs, vision, hearing and dental. Medicare Supplement Plans provide additional insurance to help pay for costs not covered by Medicare, such as copayments, coinsurance, deductibles and coverage for travel outside of the United States. Medicare Supplement Plans are private health insurance without any Medicare subsidy. During 2023, UnitedHealthcare Group, Inc., Humana, Inc., Aetna Inc., Cigna, Inc. and Elevance Health, Inc. accounted for the majority of the Senior Health segment’s commissions revenues.

e-TeleQuote earns commissions and fees when eligible Medicare beneficiaries are enrolled in plans offered by third-party health insurance carriers. We are entitled to commissions at the time the initial policy is approved by the health insurance carrier and renewal commissions for as long as the policy renews. Additionally, e-TeleQuote earns consideration related to certain services it provides for purposes of selling policies on behalf of health insurance carriers. The Senior Health segment experiences notable seasonality. For further details of this seasonality, refer to the “Senior Health Key Performance Indicators” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Other Distributed Products

In the United States, we distribute other products, including mortgage loans through mortgage-licensed loan originators, prepaid legal services, auto and homeowners’ insurance referrals and home automation solutions. In Canada, we offer mortgage loan referrals, auto and homeowners’ insurance referrals and insurance offerings for small businesses. While some of these products are Primerica-branded, all of them are underwritten or otherwise provided by a third party.

We have a contractual arrangement with Rocket Mortgage, LLC (“Rocket Mortgage”), a mortgage lender, whereby Primerica Mortgage, LLC (“Primerica Mortgage”), a state-licensed mortgage broker, offers refinance mortgages and purchase-money mortgages through its mortgage loan originator licensed representatives. We also have a program with Spring EQ LLC, a mortgage lender, whereby Primerica Mortgage offers second mortgages and home equity lines of credit through its mortgage loan originator licensed representatives. In 2023, we continued to expand our mortgage program into new states.

We receive compensation from the mortgage lenders for each closed loan based on a fixed percentage of the loan amount (subject to regulatory maximums) for mortgage brokering services provided and pay compensation to the representatives for services rendered.

We offer our U.S. and Canadian clients a Primerica-branded prepaid legal services program on a subscription basis that is underwritten and provided by Pre-Paid Legal Services, Inc. The prepaid legal services program offers a network of attorneys in all states, and certain provinces and territories, to assist subscribers with legal matters such as drafting wills, living wills and powers of attorney, trial defense and motor vehicle-related matters. We receive commissions based on sales and renewals of these subscriptions.

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

In the Canadian provinces of Alberta, Ontario and British Columbia (with respect to homeowners’ insurance only), we have an arrangement with SurexDirect.com Ltd. (“Surex Direct”), an independent insurance agency, whereby sales representatives refer clients to Surex Direct to receive multiple, competitive auto, commercial, and homeowners’ insurance quotes. Surex Direct’s comparative quote process allows clients to easily identify the underwriter that is most competitively priced for their type of risk. We receive referrals based on completed auto, commercial, and homeowners’ placement of insurance and policy renewals and pay sales representatives a flat referral fee for each completed application and policy renewal.

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

State insurance laws and regulations regulate all aspects of our U.S. insurance business. Such regulation is vested in state agencies having broad administrative and, in some instances, discretionary power dealing with many aspects of our business, which may include, among other things, premium rates and increases thereto, reserve requirements, marketing practices, advertising, privacy, policy forms, algorithmic underwriting, grace periods, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy.

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

Primerica Life Canada files quarterly and annual financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) and other locally accepted standards with OSFI in compliance with legal and regulatory requirements. OSFI conducts periodic detailed examinations of insurers’ business and financial practices, including the control environment, internal and external auditing and capital adequacy, surpluses and related testing, legislative compliance and appointed actuary requirements. These examinations also address regulatory compliance with anti-money laundering practices, outsourcing, related-party transactions, privacy and corporate governance. Provincial regulators conduct periodic market conduct examinations of insurers doing business in their jurisdictions.

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

The following table sets forth the amount of cash and distributions paid or payable by our direct insurance subsidiaries:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Primerica Life	$330,000	$255,000	$30,000
Primerica Life Canada	22,348	22,929	140,243

For additional information on dividend capacity and restrictions, see Note 16 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

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

The NAIC has established guidelines to assess the financial strength of insurance companies for U.S. state regulatory purposes. The NAIC conducts annual reviews of the financial data of insurance companies primarily through the application of 12 financial ratios prepared on a statutory basis. The annual statements are submitted to state insurance departments to assist them in monitoring insurance companies in their states.

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

Regulation of Our Investment and Savings Products Business. PFS Investments is registered with, and regulated by, FINRA and the Securities and Exchange Commission (“SEC”) as a broker-dealer. PFS Investments operates as an introducing broker-dealer, which does not hold client accounts. As an investment adviser, PFS Investments is registered with and is regulated by the SEC. PFS Investments also is subject to regulation by the Department of Labor (“DOL”) with respect to certain retirement plans, and by state securities agencies. With respect to our managed investments offerings, PFS Investments provides clearing services through PBSI, a wholly owned broker-dealer. PBSI provides custody, trade execution, clearing, settlement and other services for customer assets invested through the Lifetime Investment Program. PBSI subcontracts its services through a fully disclosed clearing agreement with Pershing.

PFS Investments is registered in all 50 U.S. states and certain territories. All aspects of PFS Investments’ business are regulated, including sales methods and charges, trade practices, the use and safeguarding of customer securities, capital structure, recordkeeping, data protection, conduct and supervision of registered representatives.

PFS Investments is required to file quarterly reports as well as annual audited financial statements with the SEC pursuant to Section 17 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 17a-5 thereunder. As part of filing these reports, PFS Investments is subject to minimum net capital requirements, as mandated by Rule 15c3‑1 of the Exchange Act.

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

PBSI is registered with, and regulated by, FINRA and the SEC, and is registered in all 50 U.S. states and certain territories. PBSI operates as the introducing broker-dealer for the accounts managed through the Lifetime Investment Program and does not hold customer accounts. PBSI introduces all accounts to Pershing, an unaffiliated clearing firm that provides order execution, custody, clearing, settlement and related services to PBSI’s customers. PBSI filed monthly reports beginning in April 2023 as a first year broker-dealer and is required to file annual audited financial statements with the SEC pursuant to Section 17 of the Exchange Act, and Rule 17a-5 thereunder. PBSI is subject to minimum net capital requirements as mandated by Rule 15c3‑1 of the Exchange Act.

PSS is registered with the SEC as a transfer agent and, accordingly, is subject to SEC rules and examinations. Acting in this capacity, PSS and third-party vendors employed by PSS are responsible for certain client investment account shareholder services.

PFSL Investments Canada is a mutual fund dealer registered with and regulated by the Canadian Investment Regulatory Organization (“CIRO”), the national self-regulatory organization that overseas all investment dealers, mutual fund dealers and trading activity on Canada's debt and equity marketplaces. PFSL Investments Canada is also registered with provincial and territorial securities commissions throughout Canada (collectively referred to as the Canadian Securities Administrators (“CSA”)). As a registered mutual fund dealer, PFSL Investments Canada performs the suitability review of mutual fund investment recommendations, and like our U.S. broker-dealers, it does not hold client accounts. PFSL Investments Canada is subject to the rules and regulations established by the CSA for the sale of securities, which include standards of conduct for the firm and its sales representatives.

PFSL Investments Canada is required to file monthly and annual financial statements and reports with CIRO that are prepared to comply with the prescribed CIRO reporting requirements. CIRO has established a risk adjusted capital standard for mutual fund dealers. Its formula is designed to provide advance warning of a member encountering difficulties. If a mutual fund dealer falls below specified levels, then restrictions would apply until rectified, including not being able to act on certain matters without prior written consent from CIRO.

PFSL Investments Canada sales representatives are required to be registered in the provinces and territories in which they do business, including regulation by the Autorité des marchés financiers in Quebec, and are also subject to regulation by CIRO. These regulators have broad administrative powers, including the power to limit or restrict the conduct of our business and impose censures or fines for failure to comply with the law or regulations.

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

Regulation of Our Senior Health Business. The sale of senior health insurance products is heavily regulated. e-TeleQuote is subject to numerous U.S. federal and state laws, regulations and agency guidance. These laws, regulations and guidance may involve financial services, privacy and data collection, data protection, intellectual property, competition, consumer protection and other subjects.

e-TeleQuote has a compliance function that is accountable to state insurance regulators, health insurance carriers and CMS at the federal level. The CMS Medicare Communication and Marketing Guidelines prescribe specific details of marketing to and interactions with Medicare beneficiaries and those soon to be Medicare eligible. e-TeleQuote digitally records all telephone calls with potential and current beneficiaries and stores them for requested retrieval by health insurance carriers or CMS as required.

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

Regulation of Our Mortgage Brokerage Business. In the United States, state mortgage banking, brokering and lending laws regulate our mortgage brokerage business. In the United States, Primerica Mortgage is regulated at the state and local level by state banking commissioners and other equivalent regulators and at the federal level principally by the Consumer Financial Protection Bureau. Our mortgage brokerage business must comply with the laws, rules and regulations, as well as judicial and administrative decisions, in all of the jurisdictions in which we are licensed to offer mortgage loans, as well as an extensive body of federal laws and regulations. These state and federal laws and regulations address the type of loan products that can be offered to consumers through predatory lending and high cost loan laws and the type of licenses that must be obtained by individuals and entities seeking to solicit mortgage loan applications from consumers. As a mortgage broker licensee, Primerica Mortgage is subject to periodic examinations by regulators.

To offer mortgage loan products, Primerica Mortgage must hold an active mortgage company license in each state in which mortgage products are offered. Independent sales representatives engaged in the mortgage loan brokerage business must also be individually licensed as mortgage loan originators (and in some states also licensed as mortgage brokers) by each state in which they do business and be sponsored in the Nationwide Multistate Licensing System to conduct mortgage loan brokerage business exclusively on behalf of Primerica Mortgage.

In addition, our mortgage brokerage business is subject to various other federal laws, including the Truth In Lending Act and its implementing regulation, Regulation Z, the Equal Credit Opportunity Act and its implementing regulation, Regulation B, the Fair Housing Act and the Home Ownership Equity Protection Act. We are also subject to the Real Estate Settlement Procedures Act and its implementing regulation, Regulation X, which requires timely disclosures related to the nature and costs of real estate settlement amounts and limits those costs and compensation to amounts reasonably related to the services performed. We are also subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act and any implementing regulations.

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

The Gramm-Leach-Bliley Act (“GLBA”) regulates the use and disclosure of certain data that we collect from consumers, and it requires us to provide consumers with notice regarding how their nonpublic personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with third parties. GLBA generally requires safeguards for the protection of personal information.

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

In offering our securities products, sales representatives compete with a range of other advisers, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers, mutual fund companies and other direct distributors. The mutual funds that we offer face competition from other mutual fund families and alternative investment products, such as exchange-traded funds, while our managed investment programs compete with other fee-based advisory services offered by financial services firms. Our annuity products compete with products from numerous other companies. Competitive factors affecting the sale of annuity products include price, product features, investment performance, commission structure, perceived financial strength, claims-paying ratings, service and distribution capabilities.

e-TeleQuote operates in a competitive marketplace. Medicare Advantage Plans compete with traditional Medicare as well as associated private health insurance options such as Medicare Supplement Plans. Beneficiaries may also consider private options that cater to unique needs not otherwise provided for by Medicare. e-TeleQuote faces competition from national direct to consumer brokers, health insurance carriers that directly market to beneficiaries and national brokers that either sell through independent agent sales forces or affiliate with independent downstream brokers. We have distributor agreements with many health insurance carriers that can compete with us by directly marketing to beneficiaries.

Privacy and Information Security

Our business prioritizes maintaining a secure, confidential environment for our clients, employees and other partners’ information. We have built sophisticated information technology platforms to support our clients and operations and the independent contractor sales force. Our data center houses an enterprise-class IBM mainframe as well as modern distributed and cloud technology infrastructure. Our business applications, many of which are proprietary, are supported by application developers and data center staff.

Primerica’s information security teams provide services, including project consulting, threat management, application and infrastructure assessments, secure configuration management, and information security administration. Additionally, we support advanced business continuity and disaster recovery capabilities.

For a discussion of the Company’s risk management, strategy, and governance related to cybersecurity, see “Item 1C. Cybersecurity”, which is incorporated herein by reference.

Human Capital Management

Employees

General. The following table provides information about our 3,450 employees as of December 31, 2023.

	U.S.	Canada	Pakistan
Full-time employees	2,432	274	143
Part-time employees	21	1	-
On-call and temporary employees(1)	519	60	-
Total	2,972	335	143

(1)
Represents employees who provided services on an as-needed or temporary basis.

The following table provides information about the diversity of our U.S. employees(1) at December 31, 2023:

	Female	Male	Asian/Pacific Islander	Black or African American	Hispanic or Latino	Other (6)	White
Executive Management(2)	49.5%	50.5%	5.7%	7.6%	2.9%	0.0%	83.8%
Non-Executive Management(3)	61.6%	38.4%	5.8%	24.2%	8.2%	0.7%	61.1%
Professionals(4)	55.1%	44.9%	16.4%	25.5%	7.1%	2.7%	48.3%
All Other Employees(5)	68.3%	31.7%	3.8%	38.4%	16.0%	5.1%	36.7%
	63.3%	36.7%	7.5%	32.0%	12.1%	3.7%	44.7%

(1)
Reflects U.S. employees only, as comparable data is not required by law to be collected in Canada and Pakistan.
(2)
Includes Primerica employees at the Senior Vice President level and above, and comparable e-TeleQuote employees.
(3)
Includes Primerica employees at the Assistant Vice President and Vice President levels, non-Assistant Vice President managers, and comparable e-TeleQuote employees.
(4)
All remaining exempt (as defined by the Fair Labor Standards Act) employees.
(5)
All remaining non-exempt employees.
(6)
Includes employees with two or more races and employees who choose not to disclose their race.

The Corporate Governance Committee (the “Corporate Governance Committee”) of our Board of Directors (the "Board of Directors" or "Board") has responsibility for oversight of our diversity, equality, inclusion and belonging (“DEIB”) initiatives. Our Chief Administrative Officer is responsible for the development and implementation of our DEIB strategy. Identifying, developing, and mentoring diverse talent, while also ensuring our people-related policies and practices allow all employees to thrive at Primerica, is at the center of our DEIB efforts.

Primerica prides itself on having a collaborative culture with our employees. As such, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes. For a more detailed description of our employee initiatives, see our 2023 Corporate Sustainability Report (available at https://investors.primerica.com), which is not incorporated by reference into this report or any filings with the SEC into which this report is incorporated by reference.

Talent Development. A core strength is that many of our employees, including our executives, have been with Primerica for over 20 years. The result of this longevity and loyalty is that many of our long-term executives and employees will reach retirement age over the coming years. Executive management continues to be focused on enhancing succession planning and talent pipeline identification and development both through the hiring of external talent and internal programs. The Corporate Governance Committee has responsibility for oversight of our talent development. The Corporate Governance Committee meets regularly with our Chief Administrative Officer and endeavors to interact regularly with rising talent.

Compensation and Total Rewards. Primerica’s compensation philosophy is designed to attract, retain and motivate highly competent employees at all levels through compensation programs and practices. For 2023, approximately 350 of our employees participate in an annual incentive program that reflects both corporate performance and individual achievement. Incentive awards to officers are paid in both cash and equity (with a higher proportion being paid in equity for higher level officers) while Assistant Vice Presidents receive all of their incentive awards in cash. Employees below the level of Assistant Vice President are eligible for cash bonuses based on individual achievement. In 2023, we introduced a new cash bonus plan for managers and senior level professionals (approximately 325 employees) with higher bonus targets and broader eligibility than the existing cash bonus plan. Beginning in 2024, this new plan will be based on both corporate performance and individual achievement.

Among other things, our employee benefits package includes health and dental insurance, various paid-leave options, parental leave, a robust employee assistance program, and a 401(k) retirement savings plan with a generous company match.

Employee Engagement and Wellness. Employees are highly satisfied at Primerica, as evidenced by our employee retention rate in 2023 of 89% (excluding employees of e-TeleQuote). Further, from 2019 through 2023, we were recognized by Forbes as a Best Employer for Women, and we were named to the Bloomberg Gender Equality Index from 2020 through 2023. We were also recognized as a regional “Top Workplace” by the Atlanta Journal-Constitution for ten consecutive years from 2014 through 2023. From 2021 through 2023, we were nationally recognized as a “Top Workplace USA” by the employee engagement service partner that conducted the regional survey. In 2023, we were recognized as one of “America’s Greatest Workplaces” by Newsweek. In order to monitor employee satisfaction, we conduct annual employee surveys and provide detailed results to managers and our Board of Directors. Changes to policies, programs, and benefits packages are made based on this feedback. In addition, each year we hold a series of town hall meetings at our U.S. headquarters in Duluth, Georgia and our Canadian head office in Mississauga, Ontario during which employees hear updates on the Company’s performance and strategic direction, as well as information on benefits enhancements, policy changes, and other workplace topics. Employees have the opportunity to ask questions of senior management and are encouraged to raise issues of concern and offer suggestions for improvement.

Information Specific to Employees of e-TeleQuote. Since the acquisition of e-TeleQuote in July 2021, its employees have continued to operate under many of its existing human resources policies and procedures. Primerica’s Code of Conduct, however, applies to e-TeleQuote employees. e-TeleQuote’s compensation philosophy is designed to attract, retain and motivate high performing employees at all levels of the organization. e-TeleQuote’s incentive plans combine individual achievement and e-TeleQuote company performance in determining total incentive compensation.

e-TeleQuote’s licensed health insurance agents are full-time employees who are motivated through compensation systems that track performance and reward them accordingly. They receive an hourly wage plus an incentive compensation component based on individual sales performance and key performance indicators including retention of sales.

e-TeleQuote offers an employee benefits package which includes health and dental insurance, various paid-leave options including a parental leave program, an employee assistance program and a 401(k) retirement savings plan with a company match.

Independent Contractors. A description of the independent contractor sales force is included elsewhere in this section. See “— Our Distribution Model”, “— Recruitment of Sales Representatives”, “— Sales Force Motivation, Training, Communication and Sales Support Tools” “— Performance-Based Compensation Structure” and “— Supervision and Compliance.” The independent contractor sales force is extremely diverse, as it reflects the communities in which the sales representatives live and work. Further, the sales force utilizes strategic market groups to encourage professional and personal growth and development, including Women in Primerica, the African American Leadership Council and the Hispanic American Leadership Council, which we refer to as our Strategic Markets. These groups provide opportunities for networking and mentorship, sales and business management training and deep learning opportunities customized for these respective market segments. For a more detailed description of sales force initiatives, see our 2023 Corporate Sustainability Report on our investor relations website (https://investors.primerica.com), which is not incorporated by reference into this report or any filings with the SEC into which this report is incorporated by reference.

Board of Directors. Primerica’s Board of Directors values diversity among its members. As of December 31, 2023, 30% of our Board members were racially or ethnically diverse and 40% of our Board members were women. The Board has a Board Diversity Policy, requiring consideration of Board candidates based on merit against objective criteria tied to the needs of the Board and the Company at the time of nomination to the Board while giving due regard to diverse characteristics such as gender, race, ethnicity, country of origin, nationality or cultural background and other personal characteristics. Further, diverse Board candidates are to be considered whenever the Board commences a director search. The Board Diversity Policy is available on our investor relations website

(https://investors.primerica.com). In addition, our Board receives regular updates on the Company’s efforts to improve DEIB among its employees and independent contractors.

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

Like many other companies with large independent sales organizations, we have written agreements with independent sales representatives that define the contractual terms of the relationships both during and after their affiliations with the Company. From time to time, current and former independent sales representatives violate these agreements, and the Company takes steps to enforce them. If former or current independent sales representatives are successful in legally challenging our written agreements, then our business could be adversely impacted.

Furthermore, if we or any other businesses with a similar distribution structure engage in practices resulting in increased negative public attention for our business model, the resulting reputational challenges could adversely affect our ability to attract new recruits. Companies such as ours that distribute through independent agents to sell directly to customers have been and may continue to be the subject of negative commentary on website postings, social media and other media. This negative commentary can spread inaccurate or incomplete information about distribution companies in general or the Company in particular, which can make our recruiting more difficult.

From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for independent sales representatives to obtain or retain their life insurance and/or securities licenses. For example, the Financial Industry Regulatory Authority (“FINRA”) has changed the continuing education (“CE”) regulatory requirement from a three-year period to an annual requirement for securities-licensed representatives. In addition, the North American Securities Administrators Association approved a model rule for participating states that imposes a CE requirement for investment adviser representatives. Such changes place an increased burden on representatives to maintain their securities licenses, which could negatively impact the size of the active securities sales force in the event that representatives do not complete the applicable CE requirements on a timely basis.

There are a number of laws and regulations that could apply to our independent contractor distribution model, which could require us to modify our distribution structure.

We have not been, and are not currently, subject to business opportunity laws because the amounts paid by the new independent sales representatives to us: (i) are less than the minimum thresholds set by many state and provincial statutes and (ii) are not fees paid for the right to participate in a business, but rather are for bona fide expenses such as state and provincial-required insurance examinations and pre-licensing training. We have not been, and are not currently, subject to franchise laws for similar reasons. However, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change. In addition, although we do not believe that the Federal Trade Commission’s (“FTC”) current Business Opportunity Rule applies to the Company, it is under review by the FTC. As a result of that review or otherwise, it could be amended or interpreted in a manner inconsistent with our current interpretation. Becoming subject to business opportunity or franchise laws or regulations could require us to provide additional disclosures and regulate the manner in which we recruit independent sales representatives that may increase the expense of, or adversely impact our recruitment of, new independent sales representatives.

There are various laws and regulations, including laws of general application such as the Federal Trade Commission Act (“FTC Act”), which prohibit fraudulent or deceptive practices, including but not limited to, pyramid schemes and misrepresentations regarding distributors’ earnings potential. The FTC has issued an Advance Notice of Proposed Rulemaking regarding earnings claims, which is the first step in a multi-year rulemaking process. Likewise, the FTC has exercised its Penalty Offense Authority found in Section 5(m)1(B) of the FTC Act by issuing Notices of Penalty Offenses as a reminder of the law on earnings claims and as a deterrence against violations. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities. Although we believe that our business practices comply with applicable laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment, or that these laws and regulations could change in actuality or in application, which could require us to restructure our operations or result in regulatory fines, penalties or other costs, or reputational harm, or could otherwise adversely affect our business, financial condition and results of operations.

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

The classification of workers as independent contractors continues to be the subject of increasing federal, state and provincial legislative, regulatory and judicial interest. Legislative and regulatory proposals have been introduced by federal and state authorities, and judicial decisions have been made, that call for or result in greater scrutiny of independent contractor classifications. In January 2024, the DOL, issued a final rule interpreting the “economic realities” worker classification standard applicable to the Fair Labor Standards Act. The DOL’s interpretation generally aligns with legal precedent, relying on an analysis of six typical factors indicating worker status and taking into account the “totality of the circumstances”. Other federal and state legislative and regulatory proposals regarding worker classification have also come under consideration. It is difficult to predict what the outcome of worker classification activity may be. Changes to worker classifications could have a material adverse impact on our business, financial condition and results of operations because sales representatives (other than those employed by e-TeleQuote) are independent contractors.

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

Risks Related to Our Insurance Business and Reinsurance

Our life insurance business may face significant losses or volatility if our actual experience differs from our expectations regarding mortality, persistency, disability or reinsurance.

We set prices for life insurance policies based upon expected claim payment patterns derived from assumptions we make about the mortality rates, or likelihood of death, of our policyholders in any given year. The long-term profitability of these products depends upon how our actual mortality rates compare to our pricing assumptions. For example, if mortality rates are higher than those assumed in our pricing assumptions, we could be required to make more death benefit payments under our life insurance policies or to make such payments sooner than we had projected, which may decrease the profitability of our term life insurance products.

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

Our profitability is also affected by the extent actual disability rates underlying our waiver benefits, including recovery rates for individuals currently disabled, differ from actuarial assumptions. The waiver benefit is secondary to the death benefit coverage provided. However, the waiver benefit is not reinsured and material changes in assumptions compared to expectations can have a disproportionate impact on our financial results.

We reinsure 80-90% of our mortality risk. Interest in reinsuring our mortality risk could diminish if there is increased volatility in the reinsurance market and/or a change in the perceived value of reinsuring Primerica’s business. As a result, in the future we may not be able to access reinsurance on new business and we could be forced to reinsure a smaller percentage of our mortality risk or the same percentage but at higher costs much greater than we have historically paid.

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

In 2018, the New York Department of Financial Services (“NYDFS”) amended its suitability regulation for annuities (the “NY Amended Suitability Rule”), requiring insurers and insurance producers to ensure that life insurance sales and annuities are suitable and consistent with the customer’s “best interest”. In early 2020, the NAIC approved revisions to the Suitability in Annuity Transactions Model Regulation (“NAIC Annuities Best Interest Rule”) requiring insurance producers to act in the “best interest” of consumers when recommending an annuity. Most states have adopted, and others are proposing to adopt, the NAIC Annuities Best Interest Rule. The NY Amended Suitability Rule and the NAIC Annuities Best Interest Rule impose a higher standard of care than previously required, enhanced disclosure, and other obligations with respect to life and/or annuities recommendations, which may increase our regulatory or litigation risk.

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

If there are extraordinary changes to U.S. or Canadian statutory or regulatory requirements, we may be unable to fully comply with or maintain all required insurance licenses and approvals. As a result, the regulatory authorities could preclude or temporarily suspend us from conducting some or all of our insurance activities or impose fines or penalties on us, which could materially adversely affect our business, financial condition and results of operations. We cannot predict with certainty the effect any proposed or future legislation or regulatory initiatives may have on the conduct of our business.

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

The failure of any of our insurance subsidiaries to meet its applicable RBC and LICAT requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, financial condition and results of operations. A decline in RBC or LICAT also limits the ability of our insurance subsidiaries to pay dividends or make distributions and could be a factor in causing ratings agencies to downgrade the financial strength ratings of our insurance subsidiaries. Such downgrades would have an adverse effect on our ability to write new insurance policies and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

A significant ratings downgrade by a ratings organization could materially adversely affect our business, financial condition and results of operations.

Each of our non-captive life insurance subsidiaries has been assigned a financial strength rating by A.M. Best. Primerica Life currently also has an insurer financial strength rating from each of Standard & Poor’s (“S&P”) and Moody’s.

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

The Parent Company currently has investment grade credit ratings from S&P, Moody’s, and A.M. Best. These ratings are indicators of a debt issuer's ability to meet the terms of debt obligations and are important factors in its ability to access liquidity in the debt markets. A rating downgrade by a rating agency can occur at any time if the rating agency perceives an adverse change in our financial condition, results of operations or ability to service debt. If such a downgrade occurs, it could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital in the unsecured debt market and potentially increasing the cost of such debt.

The failure by any of our reinsurers or reserve financing counterparties to perform its obligations to us could have a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of reinsurers in the United States and Canada to diversify our risk and to manage our loss exposure to mortality risk. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. We, as the insurer, are required to pay the full amount of death benefits even in circumstances where we are entitled to receive payments from the reinsurer. Our reinsurers may be unable to pay the amounts they owe us on a timely basis or at all. Further, reinsurers might refuse or fail to pay losses that we cede to them or might delay payment. Since death benefit claims may be paid long after a policy is issued, we bear credit risk with respect to our reinsurers. The creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Any such failure to pay by our reinsurers could have a material adverse effect on our business, financial condition and results of operations. One of our reinsurers that is associated with a small block of runoff business was in receivership and has filed for liquidation. We have written down all associated reinsurance recoverable balances to zero in our statement of financial position.

We also have in place coinsurance agreements that we originally entered into at the time of our initial public offering (the “IPO”) in 2010, pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our existing reinsurance agreements remain in place. Each coinsurer entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the coinsurer placed assets (primarily treasury and fixed-income securities) in trust for such subsidiary’s benefit to secure the coinsurer’s obligations to such subsidiary. Each such coinsurance agreement requires the relevant coinsurer to maintain assets in trust, the amount of which will not be less than the amount of the statutory reserves for the coinsured liabilities. In Canada, the IPO coinsurer must hold pledged assets in an amount sufficient for us to take credit for reinsurance in a Canadian financial institution, not affiliated with the IPO coinsurer. Our Canadian insurance company has an enforceable security interest that has priority over any other security interest for the pledged assets. Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement subject to any applicable cure periods. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.

There is no assurance that the relevant coinsurer will pay the coinsurance obligations owed to us now or in the future or that it will pay these obligations on a timely basis. If any of the coinsurers becomes insolvent and the trust account to support the obligations of such coinsurer is insufficient to pay such coinsurer’s obligations to us and we fail to enforce our right to recapture the business, it could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Investment and Savings Products Business

Our Investment and Savings Products segment is heavily dependent on a limited platform of mutual fund and annuity products offered by a relatively small number of companies and managers. If these products fail to remain competitive with other investment options, our business, financial condition and results of operations could be materially adversely affected.

We offer mutual funds and annuities through our U.S. retail broker-dealer, but not exchange traded funds, individual stocks and bonds, or alternative investments. Our advisory program in the U.S. offers a wider menu of investment types; however, fewer of the independent sales representatives are eligible to offer the program. Our current investment products in Canada consist of two families of mutual funds that include a diversified offering of equity, fixed-income and money market funds. Because of these limitations, our business could be materially adversely impacted if consumer demand were to shift toward products we do not offer. In addition, if any of our investment and savings products fail to achieve satisfactory investment performance, our clients may seek higher yielding or lower cost investment options, and we could experience higher redemption rates.

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

In addition, we derive a growing portion of our earnings through our asset-based advisory platform. A shift in the business mix of new investments across our products and platforms could materially impact cash flows to our business, financial condition and results of operations.

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

Our subsidiary broker-dealers, Primerica Brokerage Services, Inc. (“PBSI”) and PFS Investments, Inc. (“PFS Investments”), and the independent sales representatives, are subject to federal and state regulation of the securities business. PFS Investments is additionally a registered investment adviser and its investment adviser representatives likewise are held to a high standard of conduct. Our subsidiary, Primerica Shareholder Services, Inc. (“PSS”), is a registered transfer agent engaged in the recordkeeping business and is subject to regulation by the Securities and Exchange Commission (“SEC”). Violations of, or non-compliance with, laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts, could subject us to regulatory actions and/or litigation. Such events could result in the imposition of cease and desist orders, fines or censures, restitution to clients, suspension or revocation of SEC registration, suspension or expulsion from FINRA, reputational damage and legal expense, any of which could materially adversely affect our business, financial condition and results of operations.

Our Canadian broker-dealer subsidiary, PFSL Investments Canada and the sales representatives are subject to the securities laws of the provinces and territories of Canada in which we sell our mutual fund products and to the rules of the Canadian Investment Regulatory Organization (“CIRO”) (formerly known as the Mutual Fund Dealers Association of Canada), the self-regulatory organization governing mutual fund dealers (except in the case of Quebec, the Autorité des Marchés Financiers (“AMF”)). PFSL Investments Canada is subject to periodic review by both the CIRO and the provincial and territorial securities commissions to assess its compliance with, among other things, applicable capital requirements and sales practices and procedures. These regulators have broad administrative powers and may impose sanctions that could materially adversely affect our business, financial condition and results of operations.

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

The U.S. independent sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer and registered investment adviser, and U.S. sales representatives are currently subject to general anti-fraud limitations under the Securities Exchange Act of 1934, as amended, the Investment Advisers Act of 1940 (the “Investment Advisers Act”) and SEC rules and regulations, as well as other conduct standards prescribed by the FINRA. These standards generally require that broker-dealers, investment advisers, and their sales representatives disclose and mitigate conflicts of interest that might affect the advice or recommendations they provide and require them to make investment recommendations in the best interest of customers. In 2019, the SEC adopted rules addressing the standards of conduct applicable to broker-dealers and their associated persons (collectively, “Reg BI”). Among other things, Reg BI created a “best interest” standard of conduct similar to the fiduciary standard applicable to investment advisers. In 2020, the DOL issued PTE 2020-02, an exemption for the retention of compensation by a fiduciary. In October 2023, the DOL proposed a new definition to determine fiduciary status and proposed amendments to PTE 2020-02, among other proposals. Reg BI and the DOL regulations impose higher standards of care and enhanced obligations that increase regulatory and litigation risk to our business.

In addition to federal regulators, certain states have proposed or passed laws or proposed or issued regulations requiring investment advisers, broker-dealers, and/or insurance agents to meet fiduciary standards or standards of care that their advice be in the customer’s best interest, and to mitigate and disclose conflicts of interest to consumers of investment and insurance products. The severity of the impact that such state laws or regulations could have on our business vary from state to state depending on the content of the legislation or regulation and how it would be applied by state regulators and interpreted by the courts. Therefore, such laws or regulations could disrupt our brokerage business in the relevant state. We cannot quantify the financial impact, if any, of any changes to our business that may be necessary in order to comply with such laws or regulations at this time.

The organization of provincial and territorial securities regulators (collectively referred to as the Canadian Securities Administrators (“CSA”)) implemented rule amendments that prohibit up-front sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (the “DSC Ban”), effective June 1, 2022. During 2022, in response to the DSC Ban, we began to offer through our independent sales representatives, a unique and exclusive range of funds under Principal Distributor agreements (the “PD Funds”) with two third-party mutual fund companies (the “Principal Distributor model”).

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

The Canadian Council of Insurance Regulators mandated a cessation of deferred sales charges on segregated fund contracts entered into after May 31, 2023. Deferred sales charges will continue to be allowed on subsequent deposits of existing segregated funds contracts for a period of time; however, insurance regulators will be further evaluating whether to allow its continued use. As we anticipated, we experienced a decline in segregated funds product sales beginning in June 2023. Without further clarity from regulators on allowable segregated funds compensation practices, we are unable to evaluate and introduce new compensation practices for the sale of our segregated funds or similar products we could potentially distribute on behalf of third parties. This could have a further material adverse effect on our investment and savings products business in Canada.

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

We review the account applications that we receive for our investment and savings products for suitability, for compliance with Reg BI, the Investment Advisers Act and the DOL regulations, and for compliance with other federal, state or provincial regulations governing standards of care, as applicable. We believe that the policies and procedures we implement to help sales representatives assist clients in making investment choices are reasonably designed to achieve compliance with applicable securities laws and regulations and to satisfy other applicable federal, state, and provincial standards of care. Nonetheless, it is possible that the SEC, FINRA, the DOL, the IRS, state securities and insurance regulators, CIRO or AMF may not agree. Further, we could be subject to regulatory actions or private litigation, which could materially adversely affect our business, financial condition and results of operations.

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

Non-compliance with applicable regulations could lead to revocation of our subsidiary’s status as a non-bank custodian, which could have a material adverse effect on our business.

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

Risks Related to e-TeleQuote’s Senior Health Insurance Distribution Business

We may not be able to execute an effective senior health insurance business strategy, which could adversely affect our business, financial condition and results of operations.

On July 1, 2021, we acquired 80% of e-TeleQuote and subsidiaries, a senior health insurance distributor of Medicare related insurance policies and, on July 1, 2022, we acquired the remaining 20%, which comprise our Senior Health business segment. If e-TeleQuote does not perform as expected, it could materially adversely affect our business, financial condition and results of operations.

We test goodwill for impairment at least annually. As of December 31, 2023, we have recognized cumulative goodwill impairment charges in our Senior Health business segment of $136.0 million. The failure of e-TeleQuote to achieve anticipated revenue and earnings levels could result in additional goodwill impairment charges. See “Item 1A. Risk Factors – Any acquisition of or investment in businesses that we may undertake that does not perform as we expect or that is difficult for us to integrate could adversely impact our business, financial condition and results of operations”.

e-TeleQuote, consistent with other Medicare Advantage distributors, has experienced elevated policy churn in recent years, which caused the ratio of lifetime value of commissions (“LTV”) to contract acquisition costs (“CACs”) to reach an undesirable level. Our inability to execute e-TeleQuote’s business strategy may adversely affect our business, financial condition and results of operations. In 2022 and 2023, the Company managed e-TeleQuote in such a way to eliminate the need for capital support from the ultimate parent company. Upon indication of improved performance and/or the expectation that the business will generate acceptable returns, we may allow the future use of capital relating to the development and growth of e-TeleQuote’s business, including expenditures relating to lead acquisition, marketing, website and technology development, security, and hiring of additional employees.

e-TeleQuote’s success will depend on its ability to retain key management and hire, develop and retain highly skilled and qualified licensed health insurance agents who attain desired productivity levels. Failure to successfully perform any of the activities listed above could have a material adverse effect on e-TeleQuote’s business and results of operations, which could adversely affect our business.

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

CMS regulations require that many aspects of e-TeleQuote’s online platforms, marketing materials and processes, as well as changes thereto, including call scripts, be filed with CMS and reviewed and approved by carriers. In addition, certain aspects of Medicare plan marketing partner relationships are subject to CMS and carrier review. Further, some carriers provide e-TeleQuote with marketing development revenue, consistent with CMS regulations. Changes to applicable laws, regulations and guidelines, their interpretation or the manner in which they are enforced could be incompatible with carrier relationships, the manner in which e-TeleQuote conducts business, e-TeleQuote’s platforms, or the sale of Medicare plans, which could harm its business and materially adversely affect our business.

In October 2023, CMS proposed a rule that would limit certain forms of payments, such as fees for administrative services, that e-TeleQuote can receive from carriers. In addition, payments that e-TeleQuote receives would decline if: (i) other laws or regulations limit or remove the ability for carriers to provide funds to e-TeleQuote; (ii) federal or state governments determine that e-TeleQuote’s compensation or administrative payment arrangements with carrier providers do not meet regulatory requirements, or (iii) actions of federal or state governments result in a reduction in commissions paid to e-TeleQuote or impact the timing of revenue recognition in connection with the sale of Medicare related health insurance. Each of these could have a material adverse effect on e-TeleQuote’s business and operations.

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

Primerica certifies certain of its independent sales representatives to receive fees for Senior Health services associated with introducing seniors to e-TeleQuote. If Primerica’s certified independent sales representatives do not educate consumers about

e-TeleQuote and make introductions, e-TeleQuote’s operating results and financial condition could be impacted, which could adversely impact our business.

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

e-TeleQuote’s business is dependent on key carrier partners. The loss of a key carrier partner, or the modification of commission rates or underwriting practices with a key carrier partner, could harm its business, which could adversely impact our business, financial condition and results of operations.

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

Commission rates from carriers are either set by each carrier or negotiated between e-TeleQuote and each carrier, and Medicare Advantage commission rates are subject to CMS regulation. Commission rates paid to e-TeleQuote are, for any given plan for a given customer, based on a number of factors, including: (i) the carriers offering those plans; (ii) the state of residence of the customer; (iii) the laws and regulations in the jurisdictions where the customer is located; (iv) the customer’s previous Medicare enrollment history (if any); and (v) the services provided by e-TeleQuote. Carriers have the right to alter these commission rates and their contractual relationships with e-TeleQuote on relatively short notice, including in certain instances by unilateral amendment of contracts relating to commission rates or otherwise. In October 2023, CMS proposed a rule that would constrain certain contract terms between carriers and their distribution partners related to fees for certain services provided by the distribution partners. If the rule is finalized and made effective as proposed, it could adversely affect the compensation e-TeleQuote may receive from key carrier partners.

Risks Related to Our Mortgage Distribution Business

Licensing requirements will impact the size of the mortgage loan sales force, which could adversely affect our mortgage brokerage business.

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

Our mortgage brokerage business is highly regulated and subject to various federal, state and provincial laws and regulations in the U.S. and Canada. Changes in, non-compliance with, or violations of, such laws and regulations could affect the cost or our ability to distribute our products and could adversely affect our business, financial condition and results of operations.

Our U.S. mortgage brokerage business is subject to a wide array of laws at the federal, state, and local levels. It is regulated by federal, state and local regulators, including the Consumer Financial Protection Bureau, state mortgage and licensing regulators, state attorneys general, state and local consumer protection offices, the FTC, the Department of Housing and Urban Development, and the Department of Justice, which have the authority to examine, supervise, investigate, and enforce applicable laws, regulations and policies. Federal law and regulations impose prohibitions and restrictions on the manner and amount of compensation paid in connection with a mortgage loan transaction and establish a federal ability to repay standard for all mortgage loans. Other laws could have the effect of limiting the availability of certain loan products in the market and adversely impact the range of products offered and the volume of loan business.

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

Risks Related to Economic Downcycles, Public Health Crises or Catastrophes, and Disasters

The effects of economic downcycles, issues affecting the national and/or global economy or global geopolitical event(s) could materially adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations may be materially adversely affected by economic downturns in the United States and Canada, as well as issues in the national and/or global economy such as elevated inflation that may have repercussions on our local markets. Economic downturns, which are often characterized by conditions such as elevated inflation, declines in capital markets, higher unemployment, lower household income, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and/or lower consumer spending, can impact the disposable income of middle-income consumers, which can influence their investment and spending decisions. With respect to our term life insurance business, we may experience an elevated incidence of lapses or surrenders of term life insurance policies, and some of our policyholders may stop paying insurance premiums. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In 2023, interest rates, equity market returns and our customers’ perception of the strength of the capital markets continued to impact consumer demand for the savings and investment products we distribute. More specifically, elevated interest rates relative to the performance of the equity markets and the perceived attractiveness of investing in equity markets versus other investments, such as U.S. Treasury bills and money market funds, could adversely impact consumer demand for the mutual funds, annuities, and managed accounts we distribute. Continued elevated inflation has caused and may continue to cause higher labor costs and increased vendor and supplier costs. Economic conditions, including continued elevated inflation has impacted and may continue to impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers, which can drive or dampen recruiting. Similarly, these economic conditions can also affect e-TeleQuote’s ability to recruit and retain licensed health insurance agents.

Our investment and savings products business is sensitive to the performance of the equity markets. A protracted long-term downturn in equity market performance brought about by an economic downturn and/or global geopolitical event(s) could adversely affect new sales and cause clients to liquidate mutual funds and other investments sold by independent sales representatives. This could cause a decrease in the asset value of client accounts, reduce our trailing commission revenues and result in a decline in the fair value of our invested asset portfolio. Further, volatility or downturns in equity markets could dampen purchases of the investment products that we distribute and could have a material adverse effect on our business, including our ability to recruit and retain independent sales representatives.

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

Our infrastructure supports a combination of local and remote recovery solutions for business resumption in the event of a disaster, including a security incident. Our Canadian and U.S. operations (except for e-TeleQuote) utilize a data center located in our main campus in Duluth, Georgia. In the event of either a main campus destruction or the inability to access our data center or main campus in Duluth, Georgia, our business recovery plan provides for our employees to perform their work functions via a dedicated business backup/recovery site located about 20 miles from our main campus or by remote access from an employee’s home. In addition to this site, the Company uses a business resumption vendor that will provide the hardware required for recovery within a reasonable timeframe in the event of a disaster. However, in the event of main campus destruction, our business recovery plan may be inadequate, and our employees and the independent sales representatives may be unable to carry out their work immediately, which could have a material adverse effect on our business, financial condition and results of operations.

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

Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally-identifiable client information, health information, and proprietary business information. In addition, an increasing number of regulators require that regulators and clients be notified if a security breach results in the disclosure of personally-identifiable client information or health information, which could exacerbate the harm to our business, financial condition or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system, network or cloud break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

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

Various international, federal and state legislative and regulatory bodies are considering or have considered, proposed, or adopted new standards and rules regarding protection of personally-identifiable information. All 50 U.S. states and Canada have breach notification requirements. NYDFS’s Cybersecurity Requirements for Financial Services Companies (“NYDFS Cybersecurity Requirements”) require covered financial services institutions to implement a cybersecurity program designed to protect information systems and data. The NYDFS also recently finalized material updated provisions to NYDFS Cybersecurity Requirements that could affect the compliance requirements of the Company and the independent sales representatives. The NAIC has adopted the Insurance Data Security Model Law (“Model Law”), which among other things, requires insurers and insurance producers to develop and maintain a written information security program, conduct risk assessments, and assess the data security practices of third-party service providers. The Model Law, which has some similarities as well as differences from the NYDFS Cybersecurity Requirements, has been adopted by a significant number of states. In addition, various regulators and legislators are proposing, have proposed, and have passed more stringent privacy requirements, including the California Consumer Privacy Act of 2018, its updates in the California Privacy Rights Act of 2023, and related regulations (“CCPA”). The CCPA is designed to give consumers more control over their personal data and imposes strict liability for security incidents under certain circumstances.

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

e-TeleQuote’s security measures, which are designed to protect against breaches of security and other interference with its systems and networks, operate independently from Primerica’s systems. If e-TeleQuote is subject to cyber-attacks or security breaches or is otherwise unable to safeguard the security and privacy of confidential data, including personal health information, e-TeleQuote’s business may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. U.S. GAAP is a continuously evolving set of financial accounting and reporting standards that governs the preparation of our financial statements. Changes to U.S. GAAP can be difficult to implement and can materially impact how we record and report our financial condition and results of operations. A recent change in U.S. GAAP that was effective on January 1, 2023 and impacted how we record and report our financial condition and results of operations is Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update changed the accounting guidance we follow for long-duration insurance contracts. ASU 2018-12 requires us to update assumptions used in measuring future policy benefits, including mortality, persistency, and disability rates, at least annually instead of locking those assumptions at contract inception. In addition, the new standard requires differences in assumptions and actual performance be reflected in reserves as the experience occurs. ASU 2018-12 also includes changes to how we amortize deferred policy acquisition costs and determine and update the discount rate assumptions used in measuring future policy benefits reserves while increasing the level of financial statement disclosures required. The amendments in ASU 2018-12 were effective for the Company beginning in 2023 as of the earliest period presented in the consolidated financial statements. The adoption of ASU 2018-12 has had a pervasive impact on our consolidated financial statements and related disclosures and required changes to certain of our processes, systems, and controls. Future financial reporting standard changes by the Financial Accounting Standards Board (“FASB”) and the SEC could adversely impact our ability to maintain effective control over financial reporting given the changes that are needed to adopt such standards.

Additionally, the Company’s insurance company subsidiaries prepare statutory financial statements in accordance with accounting principles designated by regulators in the jurisdictions in which they are domiciled. The financial statements of our U.S. insurance subsidiaries are prepared in accordance with statutory accounting principles (“SAP”) prescribed or permitted by state insurance departments and the NAIC. SAP, including actuarial methodologies for estimating reserves, are subject to continuous evaluation by the NAIC and state insurance departments. Similarly, our Canadian life insurance subsidiary is required to prepare statutory financial statements in accordance with IFRS, as prescribed by the OSFI in Canada. The International Accounting Standard Board’s new accounting standard for insurance contracts (“IFRS 17”) became effective on January 1, 2023. IFRS 17 significantly overhauls the measurement model for insurance contracts at our Canadian life insurance subsidiary for statutory reporting purposes. The statutory financial statements of our insurance company subsidiaries are used to determine dividend capacity and risk-based capital and are monitored closely by regulators. The complexities and novelty of IFRS 17 could adversely impact our ability to comply with the financial statement requirements stipulated by OSFI in Canada.

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

Our business is subject to many regulations that relate to, among other things, consumer protection, fair credit reporting, financial privacy, consumer fraud, anti-money laundering, worker classification standards, corporate taxation, artificial intelligence or algorithmic underwriting, and transactions with certain countries. These laws and regulations often are subject to the political climate.

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

Additionally, ongoing healthcare reform efforts and measures may expand the role or scope of government-sponsored coverage, such as single payer or so called “Medicare-for-All” proposals, and expansion of Medicare’s coverage to dental, vision and hearing. Reforms, if enacted, could have far-reaching implications for the health insurance industry. Some proposals would seek to eliminate the private marketplace, whereas others would expand a government-sponsored option to a larger population, change eligibility ages, or expand coverage. We are unable to predict the impact of potential healthcare reform initiatives on e-TeleQuote’s operations in light of substantial uncertainty regarding the likelihood of enactment, or the terms and timing of, any such reforms. We are also unable to predict the impact any such reforms may have on healthcare and health insurance industry beneficiaries.

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

Activity by federal, state and provincial regulators relating to the possible impacts of climate change on companies and their constituents has resulted in heightened legislative and regulatory activity at the federal, state and provincial levels. For example, on March 21, 2022, the SEC proposed significant new disclosure requirements to enhance and standardize climate-related disclosures (the “SEC Climate-Related Disclosures proposal”). In general, the SEC Climate-Related Disclosures proposal focuses on three main areas: (i) climate-change related risks (including risk identification/impact, governance, oversight/risk management and mitigation); (ii) greenhouse gas emissions (“GHG”) (Scope 1 and 2, and if material, Scope 3); and (iii) climate-related financial statement metrics (including a description of climate impacts in the notes to the audited financial statements). The timing of a final climate-related disclosures rule and its effective date are uncertain. Depending on the nature of the final rule, preparation of new disclosures may require significant assistance from third-party vendor(s), for which there may be high demand and limited availability.

On October 7, 2023, California enacted The Climate Corporate Accountability Act (“SB 253”) and The Climate-Related Financial Risk Act (“SB 261”), which impose extensive new climate-related reporting requirements on any U.S. business entity with annual revenues over $1 billion and $500 million (for SB 253 and SB 261, respectively) doing business in California. SB 253 requires disclosure of Scope 1 and 2 GHG emissions beginning in 2026 and Scope 3 GHG emissions beginning in 2027. SB 261 requires covered entities to biennially report on climate-related financial risk and measures adopted to reduce and adapt to such risk; however, the Company appears to be exempt from SB 261 because it already completes the Climate Risk Disclosure Survey, an annual survey administered by the California Department of Insurance. The Company is awaiting clarification as to whether the Company is exempt from SB 261. In addition, on March 7, 2023, OFSI issued its final Guideline-15, which sets out expectations for the management and disclosure of climate-related risks for federally regulated financial institutions in Canada, including disclosure of Scope 1, 2 and 3 GHG emissions by the end of 2025. Compliance with SB 253, SB 261, Guideline-15 and any other climate disclosure rules applicable to the Company may require significant assistance from third-party vendor(s). Factors that could adversely impact our ability to comply with any new climate disclosure rules include, but are not limited to, failure to secure the assistance of a third-party vendor(s), inability to gather the requisite data in a timely manner or at all, and/or significant associated financial costs.

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

We face competition in all of our business lines. Our competitors include financial services companies, banks, investment management firms, broker-dealers, registered investment advisers, insurance companies, insurance brokers, direct sales companies, and technology companies. In many of our product offerings, we face competition from competitors that may have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations, have lower fee and expense ratios, have higher financial strength ratings, offer more robust digital tools and self-service capabilities than we do or made use of emerging technologies more fully or rapidly than us. More recently, significant capital has been invested in direct-to-consumer offerings, including wealth management, retirement and life insurance products. In addition, regulatory changes and competitive factors are leading to innovations in product offerings and compensation structures. To the extent these entrants create a significant change in the competitive environment, our ability to maintain or increase our market share and profitability could be materially adversely affected.

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

Further, our success substantially depends on our ability to attract and retain members of our senior management team. The efforts, level of engagement, and leadership of our senior managers have been, and will continue to be, critical to our success. Many of our most senior managers are very tenured and we expect increased instances of retirement in 2024 and 2025. The loss of service of members of our senior management team for any reason and without adequate succession planning and talent management could reduce our ability to successfully motivate the independent sales representatives or implement our business plan which could have a material adverse effect on our business, financial condition and results of operations. Although our executive officers have entered into employment agreements with us, there is no assurance that they will complete the term of their employment agreements or that such agreements will be renewed.

We regularly undertake business initiatives to enhance our technology, products, and services. The efficiency and success of these initiatives may vary significantly and may cause unanticipated costs, errors, or disruptions which could have a material adverse effect on our business, financial condition and results of operations.

We regularly evaluate and undertake business initiatives to improve and support our competitiveness and grow our business. Business initiatives that we are currently developing or executing, for example, include enhancements to information technology, our client relationship manager tool, and other systems, updates to our client and representative-facing software tools and applications, and streamlining of our off-channel communications systems. Our ability to implement these initiatives often may be dependent on our ability to integrate systems, develop and invest in new technologies and evolve existing methods and tools. The execution of these initiatives also may depend on our ability to change vendors, and implementation of certain initiatives may be dependent on third parties. In addition, these initiatives may take longer than anticipated to implement, and our ability to execute these initiatives in a timely manner may impact the outcomes. Likewise, technological and other changes made in connection with these initiatives may result in increased or unanticipated costs, inadvertent data disclosures, operating errors, disruptions to our business, or may present other unanticipated technical or operational hurdles. The expansion of services or changes of vendors may involve client, regulatory and other third-party data use, storage and security challenges, as well as other regulatory compliance, business continuity and other considerations. As a result, we may not achieve some or all of the anticipated benefits or other intended results associated with these initiatives, which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

Primerica has processes in place aimed at assessing, identifying, and managing material risks from cybersecurity threats. Cybersecurity risk is integrated into Primerica’s enterprise risk management system. Primerica’s enterprise risk management and internal audit functions conduct regular assessments and audits of risks from cybersecurity threats and report the results to the Board of Directors at least quarterly. The Board considers cybersecurity risk as part of its business strategy, risk management, and financial oversight.

Primerica institutes a three-lines-of-defense model for information security risk assurance, in which management owns the risk, our enterprise risk management team assesses the risk and oversees compliance with internal guidelines and policies, and our internal audit team reviews the effectiveness of the first two lines of defense. Management works with external assessors, consultants, auditors, and other third parties from time to time in conducting maturity and technical assessments.

Primerica has processes in place to oversee and identify material risks from cybersecurity threats associated with its use of third-party service providers. The Company maintains a policy governing information security, which includes risk assessment policies and procedures relating to third-party vendors, as well as a data loss prevention policy. The Company’s policies address technical requirements needed to protect the environments in which data is processed, as well as how it is maintained, governed, and protected. Primerica also imposes mandatory privacy and information security controls and data security protection requirements on the independent contractor sales force. We train all regular employees in information security and privacy-related risks and we perform regular tests to determine whether our employees can recognize phishing emails. Similarly, our annual compliance training for the independent sales representatives includes training on maintaining data security and privacy. e-TeleQuote operates under certain of its own separate policies and procedures related to physical and information security. These policies and procedures are similar in nature to the ones discussed above.

We have an incident response plan designed to help us monitor the prevention, detection, mitigation, and remediation of information security incidents. The incident response plan documents the roles and responsibilities of Primerica personnel in responding to information security incidents, including the process by which the Chief Information Security Officer, the Chief Information Officer, senior management, and the Board is informed about such incidents.

The Chief Information Security Officer leads the Company’s Incident Advisory Committee (“IAC”), which is notified in the event of high or medium severity incidents. The IAC includes representatives from information technology, legal, and often the impacted business unit. The Incident Response Team (“IRT”) consists of the IAC and a larger group of managers that is typically notified of more significant incidents. The IRT reports findings to management and the Board as necessary. Each IRT member has specific responsibilities related to his or her function at the Company. On a semi-annual basis, the IRT and management undertake facilitator-led trainings and simulations of information security incidents.

Previous cybersecurity incidents have not materially affected the Company. For a discussion of risks to the Company related to cybersecurity threats, see “Item 1A. Risk Factors – Risks Related to Information Technology and Cybersecurity”, which is incorporated herein by reference.

Governance

The Board of Directors has responsibility for oversight of risks from cybersecurity threats. The Board receives a quarterly report from the Chief Information Officer and Chief Information Security Officer on risks from cybersecurity threats and, under the Company’s incident reporting plan, the Board is informed by management of certain cybersecurity incidents as appropriate. In 2023, the Board participated in a facilitator-led training and simulation of an information security incident.

Primerica’s senior executive leadership is actively involved in managing material risks from cybersecurity threats. Primerica’s cybersecurity operations risk steering group is chaired by the Chief Operating Officer and holds quarterly meetings. It includes key executives from the Company’s technology, security, privacy, and legal teams, coordinates corporate security initiatives and provides high-level guidance on technology-and security-related issues. The Chief Information Security Officer has responsibility for assessing and managing the Company’s material risks from cybersecurity threats. The Chief Information Security Officer has served in various roles in information technology and information security for 35 years, including serving as the Company's Chief Information Security Officer for over 23 years.

ITEM 2. PROPERTIES.

Our executive offices and business operations are housed primarily at our home office facility located in Duluth, Georgia. Our home office facility consists of approximately 345,000 square feet of general office space where our primary business operations are maintained including our information technology infrastructure and our media production studios. The lease for this building originally was to expire in June 2028 but, in May 2023, the lease was extended to December 31, 2035. This office space is used by all of our operating segments.

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

We lease general office space for our e-TeleQuote subsidiary’s headquarters in Clearwater, Florida, under a lease expiring in October 2024. This office space is primarily used by the Senior Health segment.

We believe that our existing facilities in the U.S. and Canada are adequate for our current requirements and for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We are involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described under “Contingent Liabilities” in Note 17 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report, and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM X. INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

The name, age at February 28, 2024, and position of each of our executive officers and certain significant employees are presented below. These officers comprise our senior management team.

Name	Age	Position
Glenn J. Williams	64	Chief Executive Officer
Peter W. Schneider	67	President
Tracy X. Tan	53	Executive Vice President and Chief Financial Officer
Gregory C. Pitts	61	Executive Vice President and Chief Operating Officer
John A. Adams	65	Chief Executive Officer of Primerica Life Insurance Company of Canada
Michael C. Adams	67	Executive Vice President and Chief Business Technology Officer
Lisa A. Brown	54	Executive Vice President and Chief Administrative Officer
Jeffrey S. Fendler	67	Executive Vice President and Chief Compliance and Risk Officer
Kathryn E. Kieser	54	Executive Vice President and Chief Reputation Officer
Michael W. Miller	46	Executive Vice President, President of Primerica Mortgage, LLC and Executive Chairman of Primerica Health, Inc.
Robert H. Peterman, Jr.	58	Executive Vice President and Chief Distribution Officer
Alison S. Rand	56	Executive Vice President
Brett A. Rogers	58	Executive Vice President and General Counsel
Julie A. Seman	54	Executive Vice President and Chief Marketing and Innovation Officer

Set forth below is biographical information concerning our executive officers, who are elected by our Board of Directors and serve subject to their respective employment agreements.

Glenn J. Williams has served as Chief Executive Officer since April 2015. He served as President from 2005 through March 2015, as Executive Vice President of Field and Product Marketing for international operations from 2000 to 2005, as President and Chief Executive Officer of Primerica Canada from 1996 to 2000, and in roles of increasing responsibility as part of Primerica’s international expansion team in Canada from 1985 to 2000. He began his career with Primerica in 1981 as a member of the Company’s sales force and joined the home office team in 1983. Mr. Williams earned his B.S. degree in education from Baptist University of America. He served on the board of trustees for the Georgia Baptist Foundation from 2019 to 2023.

Peter W. Schneider has served as President since April 2015. He served as Executive Vice President, General Counsel, and Chief Administrative Officer from 2000 to April 2015 and as Corporate Secretary from 2000 through January 2014. He began his professional career as an Associate at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison and worked as a Partner at the law firm of Rogers & Hardin LLP in Atlanta, Georgia from 1988 to 2000. Mr. Schneider earned both his B.S. degree in political science and industrial relations and his J.D. from the University of North Carolina at Chapel Hill. He serves on the Advisory Council of the Securities Industry and Financial Markets Association (SIFMA), the board of directors of Camp John W. Hanes (YMCA), the board of visitors of the University of North Carolina at Chapel Hill and the National Commission of the Anti-Defamation League.

Tracy X. Tan has served as Executive Vice President and Chief Financial Officer since December 2023. She joined Primerica in October 2023 as Executive Vice President, Finance. Prior to joining Primerica, Ms. Tan served as Chief Financial Officer of Strategic Link Consulting (SLC), a fintech enterprise offering turnkey solutions, lending platform and risk management services, from November 2018 to October 2023. At SLC, she was responsible for overseeing economic and business strategy, financial management, planning and analysis, controllership, treasury, investor relations, tax, audits, and capital markets for all lines of business. During portions of her tenure at SLC, she also headed the Strategy and Human Resources functions. From December 2015 to January 2018, Ms. Tan was Senior Vice President and Chief Financial Officer for Assurant Global Housing, a subsidiary of Assurant, Inc., an insurance and financial services company. From October 2013 to December 2015, she served as Vice President of Finance and Divisional CFO for Novelis North America, a subsidiary of Novelis Inc., a global leader in rolled aluminum. From September 2005 to September 2013, she was Vice President of Finance and Divisional CFO for the Electrical and Industrial Divisions of Southwire Company, a top global wire and cable producer. Ms. Tan began her career at General Electric Company (GE) in 1996, where she held various roles with increasing responsibilities across four industries through 2005, including her last role, from July 2003 to August 2005, as Vice President and Chief Financial Officer for GE Intelligent Platform Embedded Systems. Ms. Tan holds a B.A. degree in English Language Arts from Xi’an International Studies University, China and an M.B.A. degree from Bowling Green State University. She is also an alumna of GE’s Experienced Financial Leadership Program and Financial Management Program.

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

John A. Adams has served as the Chief Executive Officer of Primerica Life Canada since 2003. He previously served Primerica Life Canada as Chief Financial Officer and before that as Vice President of Finance. Before joining Primerica, Mr. Adams served as the Director of Finance of a major Canadian university and Treasurer of an insurance group of companies. He began his career in 1980 with KPMG LLP. He graduated from Trinity College at the University of Toronto with a Bachelor of Commerce degree, and is a Chartered Accountant and Chartered Professional Accountant. Mr. Adams has provided industry leadership as a board member of the Investment Funds Institute of Canada (the mutual fund industry association) since 2005, having served as its Board Chairman from 2015 to 2017. He also serves as a board member of the Federation of Mutual Fund Dealers.

Michael C. Adams has served as Executive Vice President responsible for business technology since 1998 and as Chief Business Technology Officer since April 2010. He was Co-Head of Business Technology from December 2017 to May 2021 and served in various capacities at the Company since 1980. Mr. Adams earned his B.A. degree in business and economics from Hendrix College in 1978.

Lisa A. Brown has served as Executive Vice President and Chief Administrative Officer since October 2020. She oversees the Company’s Human Resources, Talent Management, Facilities and Physical Securities functions and leads the Company’s efforts to create and implement programs, processes and protocols that focus on DEIB. She also works closely with Marketing leaders to support our Strategic Markets affinity groups in the field. Prior to joining Primerica, Ms. Brown held several leadership positions at Delta Air Lines for more than 20 years overseeing the Human Resources function for Delta’s wholly-owned subsidiaries, talent development and multiple operations functions. She earned her B.S. degree in Human Resources Administration from Michigan State University and a Masters of Business Administration from Kennesaw State University. Ms. Brown serves on the Business Advisory Board of the Michigan State University Broad College of Business, is co-chair of the LEAD mentorship committee of the Atlanta Alumni Chapter of Delta Sigma Theta Sorority, Inc., and is chair of the development committee of the board of directors of Cool Girls, Inc.

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

Michael W. Miller has served as Executive Vice President since 2015, President of Primerica Mortgage, LLC since January 2018 and Executive Chairman of Primerica Health, Inc. since July 2021. He served as Head of Corporate Development and Strategic Planning from September 2015 to August 2021. Prior to joining Primerica, Mr. Miller was senior investment banker at Lazard from 2006 to September 2015, where he specialized in providing strategic advice to a broad array of financial institutions and their regulators. While at Lazard, Mr. Miller advised on over $85 billion of successful transactions and restructuring assignments. Mr. Miller also worked in the insurance industry in various capacities. He holds a B.S. degree from Brigham Young University in Business Administration and Finance and earned the Chartered Property & Casualty Underwriter designation.

Robert H. Peterman, Jr. has served as Executive Vice President and Chief Distribution Officer since March 2023. He previously served as Executive Vice President and Chief Marketing Officer from June 2018 to March 2023. He served as President of Primerica

Distribution from December 2013 to June 2018, where he was responsible for recruiting, licensing, licensing education, field compensation, field equity, and decision support. In 2005, he became Executive Vice President and was given responsibility for the Company’s Grow the Sales Force initiative. He also served as Chief Executive Officer of Primerica’s New York Life Insurance Company from January 2017 to June 2018. Mr. Peterman joined the Company in October 1984 and has served in many varying roles throughout the business.

Alison S. Rand has served as Executive Vice President since 2000. She served as Chief Financial Officer from 2000 to December 2023 and in various capacities at the Company from 1995 to 2000. Prior to 1995, Ms. Rand worked in the audit department of KPMG LLP. Ms. Rand earned her B.S. degree in accounting from the University of Florida and is a certified public accountant. Ms. Rand has served on the board of directors of Regions Financial Corporation since October 2023 and served on the board of directors of Warburg Pincus Capital Corporation I-A, a special purpose acquisition company, from July 2021 to March 2023. She is a member of the University of Florida National Foundation and serves as Vice Chair the University of Florida Warrington College of Business Dean’s Advisory Council. She is also a member of the Executive Committee of the board of directors of Junior Achievement of Georgia and serves on the University of Georgia Terry College of Business Executive Education CFO Roundtable Advisory Board.

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

Julie A. Seman has served as Executive Vice President and Chief Marketing and Innovation Officer since March 2023, overseeing, in addition to her previous areas of responsibility, marketing of our investment and savings business. She previously served as Executive Vice President and Chief Marketing Officer of Field Distribution, Digital Distribution, Primerica Life, Client Solutions, and Strategic Markets from May 2018 to March 2023. From August 2014 she has been responsible for sales force growth and increased product distribution through the training and development of financial services representatives in the United States, Canada, Puerto Rico and Guam. In addition, Ms. Seman supports Primerica’s strategic markets which include African American, Hispanic, Partnership and Women with a focus on personal financial education and entrepreneurship. Prior thereto, she was Senior Vice President of Client Solutions from April 2010 to August 2014 where she supervised all front-end products, including Auto & Home Marketing and Legal Protection and oversaw field communication tools. Ms. Seman joined the Company in September 1998 and has served in many roles with increasing responsibility. Ms. Seman received her B.S. degree in Business Management from Southern Illinois University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PRI.”

Holders

As of January 31, 2024, we had 168 holders of record of our common stock.

Dividends

In the first quarter of 2024, we declared a quarterly dividend to stockholders of $0.75 per share. We currently expect to continue to pay comparable quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.

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

During the quarter ended December 31, 2023, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(3)
October 1 - 31, 2023	324,633	$198.93	324,182	$8,046,834
November 1 - 30, 2023	39,984	202.89	39,668	425,000,000
December 1 - 31, 2023	-	-	-	425,000,000
Total	364,617	$199.37	363,850	$425,000,000

(1)
Consists of repurchases of (a) 767 shares of common stock at an average price of $200.97 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
(2)
On November 17, 2022, our Board of Directors authorized, and the Company announced, a share repurchase program for purchases of up to $375.0 million of our outstanding common stock from January 1, 2023 through December 31, 2023.
(3)
On November 16, 2023, our Board of Directors authorized, and the Company announced, a share repurchase program for purchases of up to $425.0 million of our outstanding common stock from November 16, 2023 through December 31, 2024.

For more information on our share repurchases, see Note 13 (Stockholders’ Equity) to our consolidated financial statements included elsewhere in this report.

Stock Performance Table (1)

The following graph compares the performance of our common stock to the S&P MidCap 400 Index and the S&P 500 Insurance Index by assuming $100 was invested in each investment option as of December 31, 2018 and the reinvestment of all dividends. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization (“mid-cap”) equities sector. The

S&P 500 Insurance Index is a capitalization-weighted index of domestic equities of insurance companies traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 index.

Total Return Performance
Index Value
$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Primerica, Inc.
S&P 500 Insurance
S&P MidCap 400

	Period Ended
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Primerica, Inc.	$100.00	$135.10	$140.38	$162.66	$153.02	$225.06
S&P 500 Insurance	100.00	129.38	128.81	170.18	187.42	204.78
S&P MidCap 400	100.00	126.20	143.44	178.95	155.58	181.16

(1)
The stock performance table is not deemed “soliciting material” or subject to Section 18 of the Exchange Act.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the three-year period ended December 31, 2023. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Item 1A. Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•
Business Trends and Conditions
•
Factors Affecting Our Results
•
Critical Accounting Estimates
•
Results of Operations
•
Financial Condition
•
Liquidity and Capital Resources

The Company adopted Accounting Standards Update No. 2018-12, Financial Services –Insurance (Topic 944)—Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”) on January 1, 2023. The amendments in LDTI changed accounting guidance for insurance companies that issue long-duration contracts, such as term life insurance and segregated funds products. All prior period financial information has been restated as of January 1, 2021 (the “Transition Date”). See Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this report for more information about the adoption of LDTI.

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

Significant volatility in capital markets in recent periods has continued to impact our business. Volatility in capital markets influenced product sales and client asset values that drive revenue in the Investment and Savings Products segment. In addition, the sharp rise in market interest rates during 2022 and further rate increases in 2023 have driven unrealized losses in our investment portfolio, although a sharp decline in market rates during the fourth quarter of 2023 reduced our unrealized losses. We have not recognized losses caused by interest rate volatility in the income statement as we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them. Increased interest rates have also led to increases in net investment income as we are able to earn higher returns on our new debt securities purchases and cash balances.

Inflation remained elevated from historical levels during 2023, although to a lesser extent than 2022 and 2021, which led to an increased cost of living for middle-income families. Continued elevated cost of living could impact demand for our products.

Certain year-over-year comparisons are impacted by the effects of the COVID-19 pandemic (“COVID-19”). Results during 2021 and the first quarter of 2022 reflected the continued impact of COVID-19, namely strong policyholder persistency and elevated claims activity in our Term Life Insurance segment. The elevated impacts of COVID-19 on our results tapered off subsequent to the first quarter of 2022.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Year ended December 31,
	2023	2022	2021
New recruits	361,925	359,735	349,374
New life-licensed independent sales representatives	49,096	45,147	39,622
Life-licensed independent sales representatives, at period end	141,572	135,208	129,515

The number of new recruits increased in 2023 compared to 2022. Recruiting activity was strong in 2023 without the benefit of significant recruiting incentives as the Company continues to see a high degree of interest from people who are attracted to the business opportunity. The number of new recruits increased in 2022 compared to 2021 primarily due to strong recruiting efforts and the offering of special recruiting incentives following our biennial convention held in June 2022. Approximately 83,000 individuals were recruited while the special incentives were in place. Various recruiting incentives in both 2022 and 2021 also positively impacted recruiting results during each year.

New life-licensed independent sales representatives increased in 2023 compared to 2022 primarily due to strong life-licensing momentum experienced throughout 2023. The strong life-licensing activity realized in 2023 was primarily driven by the heightened emphasis placed by the Company and independent sales force leaders on licensing and the continued benefits of improvements to the licensing process, which include new licensing progress-tracking tools and an increased number of in-person licensing classes. New life-licensed independent sales representatives increased in 2022 compared to 2021 primarily due to the elevated recruiting volume discussed above combined with licensing process improvements throughout 2022 such as the restoration of in-person licensing classes.

The number of life-licensed independent sales representatives increased during both 2023 and 2022, reflecting strong recruiting and improvements to the licensing process as discussed above.

Term Life Insurance Product Sales and Face Amount In Force. The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.20 and 0.24, as adjusted (1)), were as follows:

	Year ended December 31,
	2023	2022	Adjusted 2022 (estimated)
Average number of life-licensed independent sales representatives	137,760	132,077	132,077
Number of new policies issued(1)	358,860	291,918	333,020
Average monthly rate of new policies issued per life-licensed(1) independent sales representative	0.22	0.18	0.21

(1)
For the year ended December 31, 2022, the previously reported number of new policies issued has been adjusted for comparability purposes as a result of our new term life insurance products introduced in October 2022, which modified how policies are structured in relation to individual lives. Historically, two adult lives could be covered under a single policy by adding a spouse rider. To better align risk and pricing in our new life insurance products, we eliminated this rider and now sell a separate policy for each insured life. Results for the year ended December 31, 2023 reflect additional policies issued to reflect the former spouse rider with a separate policy in the new life insurance products. To make year-over-year comparisons more consistent, we have provided estimates for the year ended December 31, 2022.

The average number of life-licensed independent sales representatives increased during both 2023 and 2022 from 131,315 at December 31, 2021 as a result of strong recruiting and improvements to the licensing process as discussed above.

New policies issued during 2023 increased compared to adjusted 2022 as a result of continued growth in the number of life-licensed independent sales representatives and the customer appeal of our new term life insurance products that were introduced in late 2022.

Productivity in 2023 and adjusted 2022, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was in line with our adjusted historical range.

New policy issuance metrics for 2021 are not comparable to the information shown for 2023 and adjusted 2022 due to the change in how policies are structured in relation to individual lives as described in the footnote to the table above. The discussion of new policy issuance comparisons between 2022 and 2021 under our legacy policy structure can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 MD&A”).

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2023	% of beginning balance	2022	% of beginning balance	2021	% of beginning balance
	(Dollars in millions)
Face amount in-force, beginning of period	$916,808		$903,403		$858,818
Net change in face amount:
Issued face amount	119,102	13%	103,822	11%	108,521	13%
Terminations	(94,230)	(10)%	(82,894)	(9)%	(64,798)	(8)%
Foreign currency	2,929	*	(7,523)	*	862	*
Net change in face amount	27,801	3%	13,405	1%	44,585	5%
Face amount in-force, end of period	$944,609		$916,808		$903,403

* Less than 1%.

The face amount of term life policies in-force increased from December 31, 2022 to December 31, 2023 as the face amount issued continued to exceed the face amount terminated. Issued face amount during 2023 increased from 2022 due to an increase in both the number of new policies issued and higher average face amounts per life insured. Policy terminations were elevated across many policy durations during 2023 with the higher cost of living likely a key contributing factor. The early part of 2022 was the last period that reflected the benefit of the higher persistency experienced during the height of the COVID-19 pandemic. The face amount of term life policies in-force increased from December 31, 2021 to December 31, 2022 as the face amount issued continued to exceed the face amount terminated. The increase was partially offset by movement in the foreign exchange rate as the U.S. dollar strengthened in relation to the Canadian dollar, which negatively impacted the translated face amount in force as of December 31, 2022. Issued face amount during 2022 decreased versus 2021 due to a decrease in new policies issued partially offset by higher average issued face amounts. New policies issued decreased and policy terminations increased in 2022 versus 2021 as new policy demand and persistency normalized toward pre-COVID-19 pandemic levels.

Our average issued face amount per new policy increased to approximately $256,100 in 2023 compared to $228,000 in 2022, using the adjusted 2022 number of new policies issued as discussed above. The average issued face amount per new policy was higher in 2023 compared with adjusted 2022 due to the launch of our new term life insurance products, which drove an increase in demand for policies at higher face amount levels. For discussion of average issued face amount per new policy between 2022 and 2021 under our legacy policy structure, refer to the 2022 MD&A.

Investment and Savings Product Sales, Asset Values and Accounts/Positions. Investment and savings product sales were as follows:

	Year ended December 31,			2023 vs. 2022 change		2022 vs. 2021 change
	2023	2022	2021	$	%	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$3,898	$4,266	$5,146	$(368)	(9)%	$(880)	(17)%
Canada retail mutual funds - with up-front sales commissions	478	912	1,439	$(434)	(48)%	$(527)	(37)%
Annuities and other	2,818	2,629	3,076	189	7%	(447)	(15)%
Total sales-based revenue generating product sales	7,194	7,807	9,661	(613)	(8)%	(1,854)	(19)%
Managed investments	1,212	1,513	1,506	(301)	(20)%	7	*
Canada retail mutual funds - no up-front sales commissions	691	494	318	197	40%	176	55%
Segregated funds	115	195	219	(80)	(41)%	(24)	(11)%
Total product sales	$9,212	$10,009	$11,704	$(797)	(8)%	$(1,695)	(14)%

* Less than 1%.

The rollforward of asset values in client accounts was as follows:

	Year ended December 31,
	2023	% of beginning balance	2022	% of beginning balance	2021	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$83,949		$97,312		$81,533
Net change in asset values:
Inflows	9,212	11%	10,009	10%	11,704	14%
Redemptions	(7,663)	(9)%	(6,587)	(7)%	(7,162)	(9)%
Net flows	1,549	2%	3,422	4%	4,542	6%
Change in fair value, net	10,865	13%	(15,855)	(16)%	11,146	14%
Foreign currency, net	372	*	(930)	*	91	*
Net change in asset values	12,786	15%	(13,363)	(14)%	15,779	19%
Asset values, end of period	$96,735		$83,949		$97,312

* Less than 1%.

Average client asset values were as follows:

	Year ended December 31,			2023 vs. 2022 change		2022 vs. 2021 change
	2023	2022	2021	$	%	$	%
	(Dollars in millions)
Average client asset values:
Retail mutual funds	$55,286	$53,822	$55,997	$1,464	3%	$(2,175)	(4)%
Annuities and other	24,229	23,947	25,211	282	1%	(1,264)	(5)%
Managed investments	7,663	6,951	6,086	712	10%	865	14%
Segregated funds	2,295	2,474	2,698	(179)	(7)%	(224)	(8)%
Total average client asset values	$89,473	$87,194	$89,992	$2,279	3%	$(2,798)	(3)%

Average number of fee-generating positions was as follows:

	Year ended December 31,			2023 vs. 2022 change		2022 vs. 2021 change
	2023	2022	2021	Positions	%	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,335	2,281	2,171	54	2%	110	5%
Recordkeeping only	836	814	749	22	3%	65	9%
Total average number of fee- generating positions	3,171	3,095	2,920	76	2%	175	6%

(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Product sales. Investment and savings product sales decreased in 2023 from 2022, resulting primarily from lower year-over-year product sales during the first half of 2023. The impact of market volatility, the higher cost of living, and the availability of high yield money market and savings account alternatives likely drove the reduction in demand for U.S. mutual funds, total Canadian mutual funds and managed accounts during the first half of 2023. By comparison, product sales in the early part of 2022 reflected strong demand that followed positive equity market returns. The majority of Canadian mutual fund product sales shifted to a no up-front sales commission model in 2023 compared to an up-front sales commission model in the first part of 2022 as a result of the introduction of our new principal distributor Canadian mutual fund product in July 2022. The principal distributor model results in higher asset-based trail commission revenues over time in lieu of up-front compensation at the time of sale. Additionally, Canadian segregated funds product sales decreased in 2023 versus 2022 due to regulatory restrictions on fees charged for these products that went into effect in Canada. Refer to “Regulatory Changes” below for additional information regarding restrictions on segregated funds compensation models in Canada. Partially offsetting these decreases were higher sales of variable annuities in 2023 as investor demand for the guarantee features these products offer increased likely due to recent market volatility.

The decrease in investment and savings product sales in 2022 from 2021 was led by lower sales of retail mutual funds and variable annuities as investor demand during 2022 deteriorated in response to negative market conditions. Demand for investment and savings products was robust in 2021 due in large part to positive equity market conditions. The reversal of the positive equity market conditions in 2022 led to the year-over-year decline in product sales. Also contributing to the decline in product sales from 2021 to 2022 was the transition to the new principal distributor Canadian mutual fund product in July 2022 as described above.

Rollforward of client asset values. Ending client asset values increased in 2023 from 2022 primarily due to the difference in market performance during each respective period. Net flows remained positive during 2023 but were lower than net flows in 2022. Ending client asset values decreased in 2022 from 2021 primarily due to negative market performance in 2022. Also contributing to the decrease was movement in the foreign exchange rate as the U.S. dollar strengthened in relation to the Canadian dollar, which negatively impacted client asset values as of December 31, 2022. Net flows remained positive for 2022, albeit to a lesser extent than in 2021.

Average client asset values. Average client asset values increased modestly in 2023 compared to 2022. The increase was driven by the timing and changes in market conditions that affected the balance of client assets during each year combined with the impact of positive net flows. Average client asset values decreased modestly in 2022 compared to 2021 primarily due to the timing of negative equity market performance during 2022 partially offset by the impact of positive net flows.

Average number of fee-generating positions. The average number of fee-generating positions increased in 2023 compared to 2022 and in 2022 compared to 2021 primarily due to the continued cumulative effect of retail mutual fund sales in recent periods. This led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Senior Health Key Performance Indicators.

Submitted Policies and Approved Policies

Submitted policies. Submitted policies represent the number of completed applications that the applicant has authorized e-TeleQuote Insurance, Inc. (“e-TeleQuote”) to submit to the health insurance carrier. The applicant may need to take additional action, including providing subsequent information, before the application is reviewed by the health insurance carrier.

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

The number of Senior Health submitted policies and approved policies were as follows:

	Year ended December 31,
	2023	2022	2021(1)
Number of Senior Health submitted policies	63,092	85,038	60,009
Number of Senior Health approved policies	58,457	77,086	50,323

(1) From the acquisition date of July 1, 2021.

The Senior Health segment experiences notable seasonality with the strongest demand occurring in the fourth quarter due to the Medicare Annual Election Period (“AEP”) from October 15th to December 7th. We also experience seasonally higher demand in the first quarter due to the Medicare Open Enrollment Period (“OEP”) from January 1st to March 31st, which allows individuals to switch Medicare Advantage plans. Meanwhile, the second and third quarters experience seasonally lower demand as the focus for submitted policies is limited to beneficiaries that are dual eligible (Medicare and Medicaid), qualify for a special enrollment period, recently aged into Medicare or are enrolling off of an employer-sponsored plan, and other less common situations.

The number of submitted and approved policies decreased in 2023 compared to 2022 primarily due to the Company’s efforts to temper growth in favor of developing more efficient lead procurement and conversion, a decline in the number of tenured e-TeleQuote licensed health insurance agents and an increase in newly-hired licensed health insurance agents that resulted in lower productivity. The number of submitted and approved policies in 2022 compared to 2021 is primarily impacted by the timing of the acquisition of e-TeleQuote on July 1, 2021. A full year of submitted and approved policies are included in 2022 compared to only six months for 2021. The number of submitted and approved policies in 2022 also reflects the Company’s efforts to scale back growth and limit the number of agents in favor of developing more efficient lead procurement.

Senior Health Policies Sourced by Primerica Independent Sales Representatives

Primerica independent sales representatives are certified by Primerica to refer eligible Medicare beneficiaries to e-TeleQuote licensed health insurance agents for potential enrollment in policies distributed by e-TeleQuote after completion of a brief certification course offered by Primerica.

The number of submitted policies sourced by Primerica independent sales representatives measures the number of Senior Health policies submitted by e-TeleQuote to its third-party health insurance carriers that originated through the Primerica independent sales force.

	Year ended December 31,
	2023	2022	2021(1)
Submitted policies sourced by Primerica independent sales representatives	10,440	8,501	4,494

(1) From the acquisition date of July 1, 2021.

The number of submitted policies sourced by Primerica independent sales representatives increased in 2023 compared to 2022 primarily due to increasing experience with the Primerica referral program. The number of submitted policies sourced by Primerica independent sales representatives during 2022 increased compared to 2021 primarily due to the timing of our acquisition of e-TeleQuote on July 1, 2021. A full year of submitted policies sourced by Primerica independent sales representatives are included during 2022 compared to only six months for 2021.

Lifetime Value of Commissions and Contract Acquisition Costs

Lifetime value of commissions (“LTV”). LTV represents the cumulative total of commissions and administrative fees estimated to be collected over the expected life of a policy for policies approved during the period. For more information on LTV, refer to Note 19 (Revenue from Contracts with Customers) of our consolidated financial statements included elsewhere in this report and the Factors Affecting our Results – Senior Health Segment section.

Contract acquisition costs (“CAC”). CAC represents the total direct costs incurred to acquire approved policies. CAC are primarily comprised of the costs associated with generating or acquiring leads, including fees paid to Primerica Senior Health certified independent sales representatives, as well as compensation, licensing, and training costs associated with our team of e-TeleQuote licensed health insurance agents in addition to per policy technology costs. The number of e-TeleQuote licensed health insurance agents, agent tenure, attrition rate and productivity all impact CAC. Other than costs incurred to assist beneficiaries who are switching plans with the same carrier, we incur the entire cost of approved policies prior to enrollment and prior to receiving our first commission-related payment.

Per policy metrics for LTV and CAC measure our ability to profitably distribute Senior Health insurance products.

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy were as follows:

	Year ended December 31,
	2023	2022	2021(1)
LTV per policy approved during the period	$945	$860	$1,109
CAC per policy approved during the period	$945	$888	$1,049
LTV/CAC per approved policy	1.00	0.97	1.10

(1) From the acquisition date of July 1, 2021.

LTV per approved policy reflects current estimates for renewal rates, policy retention and chargeback activity taking into consideration the most recent experience through December 31, 2023. LTV per approved policy increased during 2023 compared to 2022 primarily due to the inclusion of the majority of marketing development revenue in LTV beginning in the fourth quarter of 2023 due to changes in carrier contracts. Prior to the fourth quarter of 2023, all marketing development revenue received from carriers was recognized in Other, net revenue. Also contributing to the higher LTV in 2023 versus 2022 were higher commission rates from annual rate increases and stabilizing policy churn. The Company saw lower renewal retention rates during 2022 compared to historical experience due to an increased number of consumers who changed plans and increased plan offerings by carriers. This dynamic led to the lower LTV estimated per approved policy in 2022 compared to 2021.

CAC per approved policy increased in 2023 compared to 2022 primarily due to the impact from a lower mix of tenured e-TeleQuote licensed health insurance agents. During 2023, e-TeleQuote experienced higher agent attrition while it planned for an increase in its agent base, which led to increased costs to hire, train and license new agents in preparation for AEP and OEP. In addition, lower tenured agents do not convert leads to approved policies as efficiently as more tenured agents, contributing to higher CAC per approved policy. Comparing 2022 to 2021, the reduction in CAC per approved policy reflects a number of factors including a higher ratio of tenured agents, revised lead acquisition strategies, improved lead routing, and enhancements in agent training.

Regulatory Changes.

Worker classification standards. In the U.S., the Department of Labor (“DOL”) issued a final rule interpreting the “economic realities” worker classification standard applicable to the Fair Labor Standards Act. The DOL’s interpretation generally aligns with legal precedent, relying on an analysis of six typical factors indicating worker status and taking into account the “totality of the circumstances”. Other federal and state legislative and regulatory proposals regarding worker classification have also come under consideration. It is difficult to predict what the outcome of worker classification activity may be. Changes to worker classification laws could impact our business as sales representatives (other than those hired by e-TeleQuote) are independent contractors.

Fiduciary standards for investment recommendations. In October 2023, the DOL proposed a fiduciary rule package (“DOL Fiduciary Proposal”) that would revise the fiduciary definition and amend certain prohibited transaction exemptions relied on by fiduciaries subject to the Employee Retirement Income Security Act of 1974 for the receipt of compensation. In response to prior rulemakings and guidance, our business already utilizes the DOL’s prohibited transaction exemption established in 2020 for fiduciary recommendations. As a proposed rulemaking package, the DOL Fiduciary Proposal is subject to public comments and challenges. While its final outcome is uncertain, we anticipate that if the DOL Fiduciary Proposal were finalized as proposed then we would not have to make substantial adjustments to our Investment and Savings Products business operations.

Restrictions on compensation models in Canada. The organization of provincial and territorial securities commissions throughout Canada (collectively referred to as the Canadian Securities Administrators (“CSA”)) implemented rule amendments that prohibit up-front sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (“DSC Ban”), effective June 1, 2022. During 2022, in response to regulatory changes in Canada, we developed a set of mutual fund products with two third-party mutual fund companies that are sold exclusively by our independent sales representatives (the “Principal Distributor funds”). The revenue we receive is primarily in the form of asset-based distribution fees from the mutual fund companies and asset-based service fees that are charged to investors. In turn, the primary compensation we offer independent sales representatives is the option of an up-front sales commission or higher asset-based commissions over time. Although we received the requisite approval, the CSA has indicated that it intends to closely examine the model, including potentially through a public consultation on sales practices, and may require undertakings or consider future amendments that would require modifications to the model, including with respect to its up-front commission features. At this time, we cannot quantify the financial impact, if any, of future changes to our business that may be necessary if our Principal Distributor funds model is required to be modified or discontinued. During the year ended December 31, 2023, Canadian mutual funds represented approximately 13% of our total investment and savings product sales and approximately 13% of our average client asset values.

As mandated by insurance regulators in Canada, a cessation of deferred sales charges on new segregated fund contracts entered into after May 31, 2023 went into effect as previously announced. Deferred sales charges will continue to be allowed on subsequent deposits to existing segregated funds contracts for a period of time; however, insurance regulators will be further evaluating whether to allow this continued use. Our Canadian segregated funds products were primarily sold on a deferred sales charge basis and we paid up-front commissions to the independent sales representatives for the sale of these products. As we anticipated, we experienced a decline in segregated funds product sales beginning in June 2023. Without further clarity from regulators on allowable segregated funds compensation practices, we are unable to evaluate and introduce new compensation practices for the sale of our segregated funds or similar products we could potentially distribute on behalf of third parties. We earn revenue from Canadian segregated funds products based on a percentage of client assets under management. During the year ended December 31, 2023, Canadian segregated funds represented approximately 1% of our total investment and savings product sales and approximately 3% of our average client asset values.

Factors Affecting Our Results

Refer to the Business Trends and Conditions section for discussion of the potential impact on our business from COVID-19.

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

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of sales representatives generally remains within a range (i.e., an average monthly rate of new policies issued per life-licensed independent sales representative between 0.20 and 0.24, as adjusted). The volume of term life insurance products sales will fluctuate in the short term, but over the longer term, our sales volume generally correlates to the size of the independent sales force.

Actuarial assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates of mortality, persistency, and disability. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience. These variances will be reflected in our financial results by unlocking assumptions and cash flows underlying the liability for future policy benefits (“LFPB”) and ceded reserves that are part of the reinsurance recoverables. See Note 10 (Future Policy Benefits) for more information on LFPB. The variances are also reflected in the projection of future face amount that is the basis for amortizing deferred policy acquisition costs (“DAC”).

•
Persistency. Persistency is a measure of how long our insurance policies stay in-force. As a general matter, persistency that is lower than our actuarial assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. In general, persistency differences have a minimal impact on our financial results from period to period since DAC is generally amortized on a straight-line basis and the unlocking of the

LFPB adjusts both expected net premiums and expected future policy benefits and spreads any variances over the remaining contract period.
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
•
Benefits and claims. Benefits and claims include incurred claim amounts and changes in future policy benefit reserves. Reinsurance reduces incurred claims in direct proportion to the percentage ceded and reinsurance cash flows are reflected in the ceded reserves included in reinsurance recoverables. Changes in ceded reserves offset changes in future policy benefit reserves.
•
Insurance expenses. Insurance expenses are reduced by the allowances received from coinsurance. There is no impact on insurance expenses associated with our YRT contracts.

We may alter our reinsurance practices at any time due to the unavailability of YRT reinsurance at attractive rates or the availability of alternatives to reduce our risk exposure. We intend to continue ceding approximately 90% of our U.S. and Canadian mortality risk on new business.

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

Sales mix. While our investment and savings products all provide similar long-term economic returns to the Company, our results in a given fiscal period will be affected by changes in the overall mix of products within these categories. Examples of changes in the sales mix that influence our results include the following:

•
sales of annuity products in the United States will generate higher revenues in the period such sales occur than sales of other investment products that either generate lower up-front revenues or, in the case of managed investments and segregated funds, no up-front revenues;
•
sales of a higher proportion of managed investments, Canadian mutual funds, and segregated funds products will spread the revenues generated over time because we earn higher revenues based on assets under management for these accounts each period as opposed to earning up-front revenues based on product sales; and
•
sales of a higher proportion of mutual fund products sold in the United States will impact the timing and amount of revenue we earn given the distinct transfer agent recordkeeping and non-bank custodial services we provide for certain mutual fund products we distribute.

Senior Health Segment. The Senior Health segment results are primarily driven by the number of approved policies, LTV per approved policy and tail revenue adjustments, CAC per approved policy, and other revenue.

Approved policies. Approved policies represent an estimate of submitted policies approved by the health insurance carriers for the identified product during the indicated period. Not all approved policies will go in force. In general, the relationship between the number of submitted policies and approved policies has been seasonally consistent. Therefore, factors impacting the number of submitted policies generally impact the number of approved policies. Revenue is primarily generated from approved policies, and LTVs are recorded when the enrollment is approved by the applicable health insurance carrier. Medicare Advantage plans make up nearly all of the approved policies we distribute. The number of approved policies is influenced by the following:

•
the number and tenure of our licensed health insurance agents;
•
our ability to hire and train our team of e-TeleQuote licensed health insurance agents to manage leads and help eligible Medicare beneficiaries through the enrollment process;
•
our ability to generate and obtain leads for our team of e-TeleQuote licensed health insurance agents;
•
the size and growth of the population of senior citizens in the United States;
•
the appeal of government-funded Medicare Advantage plans that provide privately administered healthcare coverage with enhanced benefits relative to traditional Medicare;
•
our health insurance carrier relationships that allow us to offer plans that most appropriately meet eligible Medicare beneficiaries’ needs; and
•
our ability to compete with national direct to consumer brokers, health insurance carriers that directly market to beneficiaries and other independent brokers.

LTV per approved policy and tail revenue adjustments. When a policy is approved by the health insurance carrier, commission revenue is recognized based on an estimated LTV per approved policy. LTV per approved policy is the cumulative total of commissions (including administrative and marketing development payments received on a per approved policy basis) estimated to be collected over the expected life of a policy, subject to constraints applied in accordance with our revenue recognition policy. Specifically, LTV per approved policy is equal to the sum of the initial commissions and payments, less an estimate of chargebacks for paid policies that are disenrolled during the first policy year, plus forecasted renewal commissions. This estimate is driven by several factors including, but not limited to, commission rates from health insurance carriers, expected policy turnover, emerging chargeback activity and applied constraints. These factors may result in varying values from period to period.

We recognize adjustments to revenue outside of LTV for approved policies from prior periods when our cash collections are, or are expected to be, different from the estimated constrained LTVs, which we refer to as tail revenue adjustments. The recognition of tail revenue adjustments results from a change in the estimate of expected cash collections when actual cash collections or communicated rate increases have indicated a trend that is different from the estimated constrained LTV. Tail revenue adjustments can be positive or negative, and we recognize positive adjustments to revenue when we do not believe it is probable that a significant reversal of cumulative revenue will occur.

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

Other revenue. Other revenue recognized in the Senior Health segment includes other revenues received for providing marketing services and health risk assessment services to certain health insurance carriers. Marketing development revenue is based on meeting agreed-upon objectives with certain health insurance carriers. Marketing development revenue serves to offset contract acquisition costs associated with the distribution of approved policies. Agreements for marketing development revenue are generally short-term in nature and can vary from period to period. Marketing development payments received on a per approved policy basis are recognized in commissions and fees revenue. Health risk assessment services generate revenue from health insurance carriers by collecting information from beneficiaries during the sales process.

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

The Corporate and Other Distributed Products segment includes net investment income recognized by the Company. Net investment income is impacted by the size and performance of our invested asset portfolio, which can be influenced by interest rates, credit spreads, and the mix of invested assets. Net investment income also is influenced by short-term interest rates and the amount of cash and cash equivalents on hand.

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

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”), redundant reserve financing transactions, our Revolving Credit Facility, and our common stock. See Note 11 (Debt), Note 13 (Stockholders’ Equity) and Note 17 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

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

The year-end exchange rates (U.S. dollar per Canadian dollar) used by the Company to translate our Canadian dollar functional currency assets and liabilities into U.S. dollars increased by 3% in 2023 from 2022. Also, the average exchange rates used by the Company in 2023 to translate our Canadian dollar functional currency revenues and expenses into U.S. dollars decreased 4% compared to 2022. The 2022 year-end exchange rates decreased by 7% from 2021 and the average exchange rates decreased 4% compared to 2021.

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

Deferred Policy Acquisition Costs. We defer incremental direct costs of successful contract acquisitions that result directly from and are essential to the contract transaction(s) and that would not have been incurred had the contract transaction(s) not occurred. These costs include commissions and policy issue expenses. Deferrable Term Life Insurance policy acquisition costs are amortized on a constant-level basis over the expected term of the contracts using face amount as the unit of measure. Interest is not accrued on unamortized DAC balances and DAC is not subject to impairment testing. Contracts are grouped by cohorts consistent with the grouping used in estimating the LFPB. The cohorts are defined by the legal entity that issued the policy and the year the policy was issued.

Assumptions of face amounts used to amortize DAC for term life policies, including persistency and mortality, are consistent with the assumptions used in estimating the LFPB. Changes in persistency would have the most notable impact on DAC amortization; however, the differences primarily affect DAC amortization on a go-forward basis. If annual lapse rate assumptions at each policy duration were 5% higher during 2023, we would have recognized approximately $9 million of additional amortization of DAC expense for 2023, before the impact of tax, and the rate of DAC amortization would increase in future years. Conversely, if annual lapse rate assumptions were 5% lower during 2023, we would have recognized approximately $9 million of lower DAC amortization for 2023, before the impact of tax, and the rate of DAC amortization would decrease in future years. We believe that a plus or minus 5% annual lapse rate change is a reasonably possible variation. Changes in persistency assumptions also impact the balance of future policy benefit reserves and reinsurance recoverables as discussed below.

For additional information on DAC, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 7 (Deferred Policy Acquisition Costs) to our consolidated financial statements included elsewhere in this report.

Future Policy Benefit Reserves and Reinsurance. Liabilities for future policy benefits on our term life insurance products are reserves established for death claims, waiver of premium benefits, and claim settlement expenses. The LFPB is calculated as the present value of expected future benefits less the present value of expected future net premiums receivable under the contracts. Net premiums are defined as the portion of policyholder gross premiums that are needed to pay for all benefits.

The assumptions underlying the LFPB include mortality, persistency, discount rates, disability rates, and other assumptions that reflect our best estimate based on our historical experience and modified, as necessary, to reflect non-recurring and/or anticipated trends.

The LFPB is estimated by grouping insurance policies into cohorts. Policy cohorts for the Term Life Insurance segment are based on the legal entity that issued the policy and the year the policy was issued.

The cash flows and assumptions underlying the LFPB are unlocked each quarter to reflect differences between actual and expected experience. In general, assumption changes, such as mortality, lapse and disability, to the extent necessary, are expected to only occur during the third quarter when we update our experience studies. However, they may occur at any time based on emerging experience.

The impact of unlocking assumptions, such as mortality, lapse and disability, will be partly reflected in the current period and partly spread to future periods based on the remaining duration of the impacted cohort(s). The catch-up is retroactive back to the later of the Transition Date or issue date, after reinsurance recoverables and is recognized as a remeasurement gain or loss as a separate component of benefits and claims expense in the consolidated statements of income.

The ceded policy reserve balances included in reinsurance recoverables are calculated in the same manner as the LFPB by cohort and apply best estimate assumptions and quarterly unlocking.

The Company uses discount rates applied by country to align with local currency cash flows. Discount rates consist of yield curves that are developed using Bloomberg’s Evaluated Pricing Product based on senior unsecured fixed rate bonds ratings of A+, A, or A-. The discount rate assumption is updated quarterly, and the impact of remeasuring the net LFPB, after reinsurance recoverables from changes in the locked-in discount rate assumption is reflected in other comprehensive income in the consolidated statements of comprehensive income.

The LFPB is necessarily based on estimates, assumptions and our analysis of historical experience. Factors that could cause prospective assumptions to be different from historical experience include but are not limited to changes to our term life product series, economic and societal trends, new pharmaceutical drugs, and the impact of regulatory changes. The assumptions and estimates underlying the LFPB require significant judgment, and therefore, are inherently uncertain. The following table provides illustrated net impact of changes in assumptions affecting both the LFPB and reinsurance recoverables that we believe are reasonably possible, before the impact of tax:

Assumption	Sensitivity assumption change	Estimated impact at December 31, 2023
Lapse	5% decrease / 5% increase	($33 million) / $33 million(1)
Mortality	5% increase / 5% decrease	($31 million) / $31 million(1)
Disability	5% increase / 5% decrease	($15 million) / $15 million(1)
Discount rate	100 bps decrease / 100 bps increase	($567 million) / $691 million(2)

(1) Changes in lapse, mortality and disability affect the benefits and claims expense on the consolidated statements of income. Estimated impacts show the (decrease) / increase in income before income taxes. The assumption change sensitivities shown are based on a consistent percentage change across all policy durations.

(2) Changes in discount rate affect the effect of change in discount rate assumptions on the liability for future policy benefits on the consolidated statements of comprehensive income. Estimated impacts show the (decrease) / increase in accumulated other comprehensive income before income taxes. The assumption change is based on a parallel shift in the discount rate curve.

As discussed above, changes in lapse, mortality, and disability assumptions would also affect the net premium ratio used to recognize benefits expenses in future periods.

For additional information on future policy benefits, reinsurance and the impact to accumulated other comprehensive income see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies), Note 6 (Reinsurance), and Note 10 (Future Policy Benefits) to our consolidated financial statements included elsewhere in this report.

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

For additional information on income taxes, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 12 (Income Taxes) to our consolidated financial statements included elsewhere in this report.

Renewal Commissions Receivable. We earn commissions when e-TeleQuote enrolls Medicare beneficiaries in insurance policies offered by its customers, third-party health insurance carriers. We have no further obligations to our customers once an eligible Medicare beneficiary is approved for a policy by the customer. We are entitled to commissions at the time the initial policy is approved by the health insurance carrier and are entitled to renewal commissions for as long as the policy renews. The estimate of renewal commissions is part of the variable consideration recognized and requires significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed. We utilize the expected value approach for this estimate, incorporating a combination of historical lapse data and effective commission rates to estimate forecasted renewal consideration. We apply a constraint on our estimate of renewal commissions so that it is probable that a significant reversal in the amount of cumulative revenue will not occur. Variable consideration in excess of the amount constrained is recognized in subsequent reporting periods when the uncertainty is resolved.

We utilize a practical expedient to estimate renewal commissions revenue by applying the use of a portfolio approach to policies grouped together by health insurance carrier, Medicare product type, and policy effective date. This provides a practical approach to estimating the renewal commissions expected to be collected by evaluating various factors, including but not limited to, contracted commission rates, disenrollment experience and renewal persistency rates. We continuously evaluate the assumptions and inputs into our calculation of renewal commissions revenue and refine our estimates based on current information. There could be situations where new facts or circumstances, that were not available at the time of the initial estimate, may indicate that the renewal commissions receivable recognized is higher or lower than our original expectation of renewal commissions that will be collected. In those situations, the renewal commissions receivable will be written down or up to its revised expected value by recording tail revenue adjustments. During 2023, we recorded $2.3 million in net positive tail revenue adjustments as retention for policies scheduled to renew was higher than expected.

Goodwill. In applying the acquisition method of accounting for the e-TeleQuote business combination, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, subject to certain exceptions, with the remainder recorded as goodwill. Significant judgment is used to determine the value of the acquired assets and liabilities as well as the purchase consideration for non-controlling interests. Key assumptions used to develop these estimates include projected revenue, expenses, cash flows, weighted average cost of capital, estimates of customer turnover rates, estimates of terminal values, forward-looking estimates of peer company values, and assessment of the probabilities of the earnout metrics.

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

After the fair value of the reporting unit was determined, the Company calculated its carrying value by taking the reporting unit’s assets less its liabilities. The carrying value of the Senior Health reporting unit as of July 1, 2023 included remaining goodwill of $127.7 million after accumulated goodwill impairment charges of $136.0 million that were recognized in previous periods. The carrying value of the reporting unit was then compared to its fair value to determine the extent of any goodwill impairment. Based on this 2023 analysis, the fair value exceeded the carrying value of the reporting unit and, therefore, we did not recognize any additional non-cash goodwill impairment charges during 2023. The determination of whether the carrying value of the reporting unit exceeds its fair value involves a high degree of estimation and can be affected by a number of industry and company-specific risk factors that are subject to change over time.

For additional information on goodwill, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 22 (Goodwill) to our consolidated financial statements included elsewhere in this report.

Invested Assets. We hold primarily fixed-maturity securities, including bonds and redeemable preferred stocks. We have classified these invested assets as available-for-sale, except for the securities of our U.S. broker-dealer subsidiaries, which we have classified as trading securities. We also hold a credit-enhanced note, which we classified as a held-to-maturity security that was issued in exchange for a surplus note (the “Surplus Note”) with an equal principal amount as part of a redundant reserve financing transaction. All of these securities are carried at fair value, except for the held-to-maturity security, which is carried at amortized cost. Unrealized gains and losses on available-for-sale securities are included as a separate component of other comprehensive income in our consolidated statements of comprehensive income.

We also hold equity securities, including common and non-redeemable preferred stock. These equity securities are measured at fair value, and changes in unrealized gains and losses are recognized in net income. Changes in fair value of trading securities are included in net income in our consolidated statements of income in the period in which the change occurred.

Fair value. Fair value is the price that would be received upon the sale of an asset in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We classify and disclose all invested assets carried at fair value in one of the three fair value measurement hierarchy categories prescribed by U.S. GAAP.

As of each reporting period, we classify all invested assets in their entirety based on the lowest level of input that is significant to the fair value measurement. Significant levels of estimation and judgment are required to determine the fair value of certain of our investments. The factors influencing these estimations and judgments are subject to change in subsequent reporting periods.

Credit losses for available-for-sale fixed-maturity securities. For available-for-sale securities in an unrealized loss position that we intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis, we recognize the impairment as a credit loss in our consolidated statements of income by writing down the amortized cost basis to the fair value. For available-for-sale securities in an unrealized loss position that we do not intend to sell or it is not more-likely-than-not that we will be required to sell before the expected recovery of the amortized cost basis, we recognize the portion of the impairment that is due to a credit loss in our consolidated statements of income through an allowance for credit losses. We reverse credit losses previously recognized in the allowance for credit losses in situations where the estimate of credit losses on those securities has declined. We do not consider the length of time an available-for-sale security has been in an unrealized loss position when estimating credit losses.

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
•
Net investment income. Represents income, net of investment-related expenses, generated on cash, cash equivalents, and our invested asset portfolio, which consists primarily of interest income earned on fixed-maturity investments. Investment income recorded on our held-to-maturity invested asset and the offsetting interest expense recorded for our Surplus Note are included in net investment income.
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
•
Future policy benefits remeasurement (gain) loss. Represents the impact on the starting LFPB, net of reinsurance recoverables, from unlocking current period cash flows and assumptions. It reflects the catch-up on the net liability that is retroactive back to the later of the Transition Date or issue date up to the current reporting date.
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

Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year ended December 31,			2023 vs. 2022 change		2022 vs. 2021 change
	2023	2022	2021	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$3,312,125	$3,230,120	$3,122,148	$82,005	3%	$107,972	3%
Ceded premiums	(1,651,811)	(1,629,892)	(1,616,264)	21,919	1%	13,628	*
Net premiums	1,660,314	1,600,228	1,505,884	60,086	4%	94,344	6%
Commissions and fees	950,416	944,676	1,042,813	5,740	*	(98,137)	(9)%
Investment income net of investment expenses	201,311	156,987	142,795	44,324	28%	14,192	10%
Interest expense on surplus note	(65,474)	(63,922)	(62,207)	1,552	2%	1,715	3%
Net investment income	135,837	93,065	80,588	42,772	46%	12,477	15%
Realized investment gains (losses)	(645)	1,444	4,665	(2,089)	*	(3,221)	*
Other investment gains (losses)	(5,251)	(2,439)	1,207	(2,812)	*	(3,646)	*
Investment gains (losses)	(5,896)	(995)	5,872	(4,901)	*	(6,867)	*
Other, net	75,020	83,159	74,575	(8,139)	(10)%	8,584	12%
Total revenues	2,815,691	2,720,133	2,709,732	95,558	4%	10,401	*

Benefits and expenses:
Benefits and claims	642,979	632,403	602,007	10,576	2%	30,396	5%
Future policy benefits remeasurement (gain) loss	(384)	1,626	1,297	(2,010)	*	329	*
Amortization of DAC	275,816	261,629	238,270	14,187	5%	23,359	10%
Sales commissions	457,444	462,764	522,308	(5,320)	(1)%	(59,544)	(11)%
Insurance expenses	235,460	235,405	202,605	55	*	32,800	16%
Insurance commissions	34,222	30,261	34,532	3,961	13%	(4,271)	(12)%
Contract acquisition costs	55,233	68,431	52,788	(13,198)	(19)%	15,643	30%
Interest expense	26,594	27,237	30,618	(643)	(2)%	(3,381)	(11)%
Goodwill impairment loss	-	60,000	76,000	(60,000)	*	(16,000)	*
Loss on extinguishment of debt	-	-	8,927	-	*	(8,927)	*
Other operating expenses	336,647	320,394	296,851	16,253	5%	23,543	8%
Total benefits and expenses	2,064,011	2,100,150	2,066,203	(36,139)	(2)%	33,947	2%
Income before income taxes	751,680	619,983	643,529	131,697	21%	(23,546)	(4)%
Income taxes	175,079	152,953	167,544	22,126	14%	(14,591)	(9)%
Net income	576,601	467,030	475,985	109,571	23%	(8,955)	(2)%
Net income (loss) attributable to noncontrolling interests	-	(5,038)	(1,377)	5,038	*	(3,661)	*
Net income attributable to Primerica, Inc.	$576,601	$472,068	$477,362	$104,533	22%	$(5,294)	(1)%

* Less than 1% or not meaningful

2023 compared to 2022

Total revenues. Total revenues increased in 2023 from 2022 due to increases in net premiums earned in our Term Life Insurance segment, asset-based commissions and fees earned in our Investment and Savings Products segment, and net investment income earned by our invested asset portfolio. Partially offsetting these increases in total revenues were lower sales-based commissions and fees earned in our Investment and Savings Products segment. These movements are further discussed in detail in the Segment Results sections below.

Net investment income increased in 2023 from 2022 due primarily to $23.3 million from higher yields in the invested asset portfolio, a $9.4 million higher total return on the deposit asset backing our 10% coinsurance agreement and $8.5 million from a larger invested asset portfolio compared to the prior year. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the Surplus Note, thereby eliminating any impact on net investment income.

Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 4 (Investments) and Note 11 (Debt) to our consolidated financial statements included elsewhere in this report.

Investment losses increased during 2023 compared to 2022 primarily due to a $2.2 million credit loss recognized for debt securities, associated with a specific issuer, that we had designated as intending to sell, partially offset by a $0.4 million gain from the subsequent sale of these securities. In addition, we recognized a $3.1 million negative mark-to-market adjustment on equity securities held within our investment portfolio during 2023 compared to a $2.4 million negative mark-to-market adjustment during 2022.

Other, net revenues decreased in 2023 from 2022, primarily due to a decrease in revenue earned for providing agreed-upon marketing services to health insurance carriers in the Senior Health segment during 2023. Refer to the Senior Health segment results below for further discussion.

Total benefits and expenses. Total benefits and expenses decreased in 2023 from 2022 largely due to a non-cash goodwill impairment charge of $60.0 million recorded in our Senior Health segment during 2022, lower sales-based commissions expenses in our Investment and Savings Products segment, and lower contract acquisition costs in our Senior Health segment. Partially offsetting the decrease in total benefits and expenses were increases in asset-based sales commissions expenses in our Investment and Savings Products segment, amortization of DAC, and other operating expenses during 2023. The increase in other operating expenses was due to increased technology spending as well as higher employee-related and growth-related costs. These movements are discussed in further detail in the Segment Results section below.

Income taxes. Our effective income tax rate for 2023 was 23.3% compared to 24.7% in 2022. Excluding the non-cash, non-deductible goodwill impairment charge in 2022, the effective income tax rate was 22.5% in 2022. The year-over-year increase in the effective tax rate excluding the goodwill impairment charge was primarily due to higher state income taxes in 2023.

2022 compared to 2021

Total revenues. Total revenues increased in 2022 from 2021 primarily driven by growth in net premiums in the Term Life Insurance segment. Partially offsetting this increase were lower commissions and fees in 2022 versus 2021 due to lower sales-based revenues in our Investment and Savings Products segment. These movements are further discussed in detail in the Segment Results sections below.

Net investment income increased in 2022 from 2021 due to $9.0 million from higher yields in the invested asset portfolio and $5.4 million from a larger invested asset portfolio compared to the prior year. As noted above, investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the Surplus Note, thereby eliminating any impact on net investment income.

Investment gains (losses) decreased to a loss during 2022 compared to a gain in 2021 primarily due to a $2.4 million negative mark-to-market adjustment on equity securities held within our investment portfolio in 2022 as a result of negative equity market performance compared to a $2.4 million positive mark-to-market adjustment on equity securities held within our investment portfolio in the comparable 2021 period and a $3.2 million decrease in realized investment gains from sales of fixed-maturity securities from 2021 to 2022.

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

Total benefits and expenses. Total benefits and expenses increased in 2022 from 2021 primarily due to increased insurance expenses, benefits and claims, other operating expenses, amortization of DAC and contract acquisition costs in 2022. Benefits and claims and amortization of DAC increased primarily due to growth in our Term Life Insurance business. Insurance expenses and other operating expenses increased due to higher costs associated with sales force leadership events, which included one additional event than a typical year. Contract acquisition costs increased due to the acquisition of e-TeleQuote on July 1, 2021. These increases were partially offset by lower sales commissions in line with lower commissions and fees revenue in the Investment and Savings Products segment as discussed above, lower non-cash goodwill impairment charge in the Senior Health segment, and a nonrecurring loss on extinguishment of debt as a result of the 2021 accelerated repayment of senior notes issued in 2012 that were scheduled to mature in 2022.

Income taxes. Our effective income tax rate for 2022 was 24.7% compared to 26.0% in 2021. The decrease in the effective tax rate in 2022 was driven by a smaller non-cash goodwill impairment charge that is not deductible for income tax purposes, state income tax benefits at e-TeleQuote and revaluation of Canadian deferred tax assets as a result of a Canadian statutory tax rate increase.

Net income (loss) attributable to noncontrolling interests. The net loss attributable to noncontrolling interest increased during 2022 compared to 2021 primarily due to higher operating losses incurred by the Senior Health segment prior to the redemption of the noncontrolling interest on July 1, 2022.

For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year ended December 31,			2023 vs. 2022 change		2022 vs. 2021 change
	2023	2022	2021	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$3,292,760	$3,209,088	$3,099,828	$83,672	3%	$109,260	4%
Ceded premiums	(1,648,004)	(1,623,442)	(1,609,598)	24,562	2%	13,844	*
Net Premiums	1,644,756	1,585,646	1,490,230	59,110	4%	95,416	6%
Other, net	48,286	50,320	48,970	(2,034)	(4)%	1,350	3%
Total revenues	1,693,042	1,635,966	1,539,200	57,076	3%	96,766	6%
Benefits and expenses:
Benefits and claims	622,084	619,997	589,958	2,087	*	30,039	5%
Future policy benefits remeasurement (gain) loss	(213)	554	911	(767)	*	(357)	*
Amortization of DAC	268,803	254,875	231,380	13,928	5%	23,495	10%
Insurance expenses	230,390	230,796	197,262	(406)	*	33,534	17%
Insurance commissions	19,814	15,335	18,457	4,479	29%	(3,122)	(17)%
Total benefits and expenses	1,140,878	1,121,557	1,037,968	19,321	2%	83,589	8%
Income before income taxes	$552,164	$514,409	$501,232	$37,755	7%	$13,177	3%

* Less than 1% or not meaningful

2023 compared to 2022

Net premiums. Direct premiums increased in 2023 from 2022 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. In addition, direct premiums continued to increase in 2023 despite the impact of elevated lapses due to the growth in new policy sales. This increase is partially offset by an increase in ceded premiums, which includes $61.9 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $37.4 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims were generally flat during 2023 compared to 2022. Direct benefits and claims increased with the growth in the business but were mostly offset by an increase in ceded benefit reserves from YRT reinsurance. YRT reinsurance ceded benefit reserves will fluctuate based on the specifics of premiums ceded and claims incurred during each period. Year-over-year claims incurred in 2023 were flat compared to 2022.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement (gain) loss was generally flat during 2023 compared to 2022 and represent differences in experience variances that occurred in each respective period. The portion of experience variances recognized in net income during each period will increase as we move further away from the Transition Date of LDTI.

Amortization of DAC. The amortization of DAC increased in 2023 from 2022 primarily due to continued growth in the in-force book of business.

Insurance expenses. Insurance expenses decreased slightly during 2023 compared to 2022 due to costs incurred for the additional sales force leadership event held in 2022 largely offset by higher growth-related, employee-related, and technology costs in 2023.

Insurance commissions. Insurance commissions increased in 2023 from 2022 as a result of higher non-deferrable sales force promotional activities.

2022 compared to 2021

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

Benefits and claims. Benefits and claims increased in 2022 from 2021 consistent with the increase in net premiums.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement (gain) loss was generally flat during 2022 compared to 2021.

Amortization of DAC. The amortization of DAC increased in 2022 from 2021 primarily due to continued growth in the in-force book of business.

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

Investment and Savings Products Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year ended December 31,			2023 vs. 2022 change		2022 vs. 2021 change
	2023	2022	2021	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$296,617	$326,378	$401,508	$(29,761)	(9)%	$(75,130)	(19)%
Asset-based revenues	462,955	434,053	441,303	28,902	7%	(7,250)	(2)%
Account-based revenues	93,189	90,391	86,939	2,798	3%	3,452	4%
Other, net	12,504	12,610	12,097	(106)	*	513	4%
Total revenues	865,265	863,432	941,847	1,833	*	(78,415)	(8)%
Expenses:
Amortization of DAC	5,479	5,581	5,511	(102)	(2)%	70	1%
Insurance commissions	13,148	13,834	14,904	(686)	(5)%	(1,070)	(7)%
Sales commissions:
Sales-based	212,482	234,711	287,359	(22,229)	(9)%	(52,648)	(18)%
Asset-based	226,542	206,838	206,201	19,704	10%	637	*
Other operating expenses	164,788	156,578	150,130	8,210	5%	6,448	4%
Total expenses	622,439	617,542	664,105	4,897	*	(46,563)	(7)%
Income before income taxes	$242,826	$245,890	$277,742	$(3,064)	(1)%	$(31,852)	(11)%

* Less than 1% or not meaningful

2023 compared to 2022

Commissions and fees. Commissions and fees increased slightly during 2023 compared to 2022 led by higher asset-based revenues. The year-over-year increase in asset-based revenues was higher than the year-over-year increase in average client asset values due to a mix shift to asset-based products that earn higher fees, including managed accounts and Canadian mutual funds under the new principal distributor model. Also contributing to the increase in commissions and fees in 2023 were higher account-based revenues due to the cumulative effect of incremental retail mutual funds sales that we service on our transfer agent recordkeeping platform. Substantially offsetting the increase were lower sales-based revenues during 2023 primarily due to the adverse impact on revenue-generating product sales from the high cost of living and the availability of high yield money market and savings account alternatives in the first half of 2023. Another contributing factor to the decrease in sales-based revenues was the discontinuation of most up-front sales-based revenue on the sale of Canadian mutual funds, which are now sold under the principal distributor model. The principal distributor funds we now distribute in Canada primarily shift the revenue we earn to asset-based that is recognized over time.

Sales commissions. The decrease in sales-based commissions in 2023 from 2022 was in line with the decrease in sales-based revenue. Asset-based commissions were up for 2023 and were generally consistent with the movement in asset-based revenues when excluding Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses increased in 2023 from 2022 due to increased employee-related and technology costs.

2022 compared to 2021

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

Senior Health Segment. Our results of operations for the Senior Health segment for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year ended December 31,			2023 vs. 2022 change		2022 vs. 2021 change
	2023	2022	2021(1)	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees(2)	$57,563	$47,420	$50,903	$10,143	21%	$(3,483)	(7)%
Other, net	9,621	15,262	9,537	(5,641)	(37)%	5,725	60%
Total revenues	67,184	62,682	60,440	4,502	7%	2,242	4%

Expenses:
Contract acquisition costs	55,233	68,431	52,788	(13,198)	(19)%	15,643	30%
Goodwill impairment loss	-	60,000	76,000	(60,000)	*	(16,000)	*
Other operating expenses	32,009	32,924	16,702	(915)	(3)%	16,222	97%
Total expenses	87,242	161,355	145,490	(74,113)	(46)%	15,865	11%
Income (loss) before income taxes	$(20,058)	$(98,673)	$(85,050)	$78,615	80%	$(13,623)	(16)%

(1)
From the acquisition date of July 1, 2021.
(2)
Includes a positive tail revenue adjustment of $2.3 million for 2023, a negative tail revenue adjustment of ($18.9) million for 2022, and a negative tail revenue adjustment of ($4.9) million for 2021.

* Less than 1% or not meaningful

2023 compared to 2022

Commissions and fees. Excluding the impact of tail revenue adjustments, commissions and fees decreased during 2023 compared to 2022 as a result of lower approved policy sales volumes in 2023 given the reduction in tenured e-TeleQuote licensed health insurance agents during the second half of 2023 as well as the Company’s efforts during the first half of 2023 to control growth in favor of developing more efficient lead procurement and conversion. There was a positive tail revenue adjustment of $2.3 million recorded during 2023 due to higher commission rates and stable policy churn compared to a negative tail revenue adjustment of $18.9 million recorded during 2022 as discussed below. Also contributing to the change in commissions and fees in 2023 is the inclusion of approximately $3 million in marketing development revenues that are now earned on a per policy basis and presented in commissions and fees revenue instead of in other, net revenue. During the most recent AEP, our contracts for most of our marketing development revenue arrangements were shifted to a per approved policy model; therefore, we classified revenue from these arrangements of approximately $3 million in commissions and fees revenue instead of other, net revenue in 2023.

Other, net. The largest contributor to the decrease in other, net revenue in 2023 compared with 2022 is the change in presentation of approximately $3 million in marketing development revenues as noted in the preceding paragraph. In addition, marketing development revenues decreased during 2023 compared to 2022 due to lower lead acquisition volumes and expenses.

Contract acquisition costs. Contract acquisition costs decreased during 2023 compared to 2022 primarily due to lower approved policy volumes.

Goodwill impairment loss. There was no goodwill impairment charge recognized during 2023 compared to a $60.0 million non-cash goodwill impairment charge recognized during 2022. The charge represented the excess of the Senior Health reporting unit’s carrying value over its estimated fair value as of July 1, 2022. Refer to Note 22 (Goodwill) within our consolidated financial statements included elsewhere in this report for more information.

Other operating expenses. Other operating expenses during 2023 did not change significantly compared to 2022.

2022 compared to 2021

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

Other, net. Marketing development revenue increased during 2022 compared to 2021 primarily due to the timing of the acquisition of e-TeleQuote on July 1, 2021. As a result, 2022 includes a full year of operations compared to only six months in 2021. Partially offsetting the increase in marketing development revenue was lower year-over-year amounts earned during AEP in connection with lower year-over-year AEP approved sales volumes in 2022 versus 2021.

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

Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year ended December 31,			2023 vs. 2022 change		2022 vs. 2021 change
	2023	2022	2021	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$19,365	$21,032	$22,320	$(1,667)	(8)%	$(1,288)	(6)%
Ceded premiums	(3,807)	(6,450)	(6,666)	(2,643)	(41)%	(216)	(3)%
Net Premiums	15,558	14,582	15,654	976	7%	(1,072)	(7)%
Commissions and fees	40,092	46,434	62,160	(6,342)	(14)%	(15,726)	(25)%
Investment income net of investment expenses	201,311	156,987	142,795	44,324	28%	14,192	10%
Interest expense on surplus note	(65,474)	(63,922)	(62,207)	1,552	2%	1,715	3%
Net investment income	135,837	93,065	80,588	42,772	46%	12,477	15%
Realized investment gains (losses)	(645)	1,444	4,665	(2,089)	*	(3,221)	*
Other investment gains (losses)	(5,251)	(2,439)	1,207	(2,812)	*	(3,646)	*
Investment gains (losses)	(5,896)	(995)	5,872	(4,901)	*	(6,867)	*
Other, net	4,609	4,967	3,971	(358)	(7)%	996	25%
Total revenues	190,200	158,053	168,245	32,147	20%	(10,192)	(6)%
Benefits and expenses:
Benefits and claims	20,895	12,406	12,049	8,489	68%	357	3%
Future policy benefits remeasurement (gain) loss	(171)	1,072	386	(1,243)	*	686	*
Amortization of DAC	1,534	1,173	1,379	361	31%	(206)	(15)%
Insurance expenses	5,070	4,609	5,343	461	10%	(734)	(14)%
Insurance commissions	1,260	1,092	1,171	168	15%	(79)	(7)%
Sales commissions	18,420	21,215	28,748	(2,795)	(13)%	(7,533)	(26)%
Interest expense	26,594	27,237	30,618	(643)	(2)%	(3,381)	(11)%
Loss on extinguishment of debt	-	-	8,927	-	*	(8,927)	*
Other operating expenses	139,850	130,892	130,019	8,958	7%	873	*
Total benefits and expenses	213,452	199,696	218,640	13,756	7%	(18,944)	(9)%
Loss before income taxes	$(23,252)	$(41,643)	$(50,395)	$(18,391)	(44)%	$(8,752)	(17)%

* Less than 1% or not meaningful

2023 compared to 2022

Total revenues. Total revenues increased in 2023 from 2022 primarily due to higher net investment income. Net investment income increased due to the factors described in “Primerica, Inc. and Subsidiaries Results” above. This increase was partially offset by a year-over-year decline in revenue from commissions and fees and investment gains (losses). Commissions and fees revenue earned from our mortgage distribution product offerings were lower during 2023 compared to 2022 primarily attributable to higher mortgage interest rates that reduced demand for mortgage products. The change in investment gains (losses) is discussed in the “Primerica, Inc. and Subsidiaries Results” section above.

Total Benefits and Expenses. Total benefits and expenses increased in 2023 from 2022 due to higher benefits and claims and other operating expenses. The increase in benefits and claims was primarily due to two factors that occurred during 2023. The first item was the recognition of a credit loss for the remaining ceded reserves on a closed block of non-term life insurance business from an insolvent reinsurer that was liquidated. The second item was an adjustment to the estimated portion of ceded claims to be recovered in excess of premiums ceded for a closed block of non-term life insurance. The increase in other operating expenses in 2023 versus 2022 was primarily driven by higher employee-related costs, technology, and legal expenses. Partially offsetting these increases was the decrease in sales commissions for 2023 compared to 2022 that was in line with the decrease in commissions and fees revenue from our mortgage distribution product offerings.

2022 compared to 2021

Total revenues. Total revenues decreased in 2022 from 2021 primarily due to lower commissions and fees from our mortgage distribution business as a result of rising interest rates, as well as a decrease in investment gains (losses), partially offset by an increase in net investment income. The change in investment gains (losses) and net investment income are discussed in “Primerica, Inc. and Subsidiaries Results” above.

Total Benefits and Expenses. Total benefits and expenses decreased in 2022 from 2021 due to lower sales commissions from our mortgage distribution business, the loss on extinguishment of debt in 2021 as a result of the accelerated repayment of senior notes in 2021 scheduled to mature in 2022, and lower interest expense. Interest expense in 2021 was higher than 2022 as a result of borrowings on the Revolving Credit Facility to fund the e-TeleQuote acquisition and an overlap of interest obligations due to the issuance of the Senior Notes in November 2021 before the early extinguishment of our previous senior notes.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of December 31, 2023, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Our invested asset portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates or credit spreads could result in significant unrealized losses in the value of our invested asset portfolio. For example, the increase in interest rates during the first three quarters of 2023 resulted in the fair value of the invested asset portfolio declining, with a subsequent increase in fair value as interest rates declined and credit spreads tightened during the fourth quarter of 2023. As of December 31, 2023, unrealized losses were $215.7 million compared to an unrealized loss of $305.9 million as of December 31, 2022. We believe that fluctuations caused by movement in interest rates and credit spreads generally have little bearing on the recoverability of our investments as we have the ability to hold these investments until maturity or a market price recovery and we have no present intention to dispose of them.

Details on asset mix (excluding our held-to-maturity security) were as follows:

	December 31, 2023		December 31, 2022
	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost
U.S. government and agencies	0%	0%	1%	1%
Foreign government	5%	5%	5%	5%
States and political subdivisions	4%	4%	4%	4%
Corporates	48%	48%	48%	49%
Mortgage- and asset-backed securities	23%	24%	22%	23%
Short-term investments	0%	0%	2%	2%
Equity securities	1%	1%	1%	1%
Trading securities	1%	1%	1%	1%
Cash and cash equivalents	18%	17%	16%	14%
Total	100%	100%	100%	100%

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The proportion of the invested asset portfolio invested in short-term investments decreased and the proportion invested in cash and cash equivalents and mortgage- and asset-backed securities increased from 2022 to 2023 as a result of our view of the relative value between those asset classes. The year-end average rating, duration and book yield of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2023	December 31, 2022
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.7 years	4.7 years
Average book yield of our fixed-maturity portfolio	3.83%	3.44%

The increase in the average book yield of our fixed-maturity portfolio as of December 31, 2023 reflects higher reinvestment rates compared to the yield on maturing investments during 2023.

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	December 31, 2023		December 31, 2022
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$556,936	19%	$606,982	22%
AA	439,814	15%	321,450	11%
A	735,647	25%	688,936	25%
BBB	1,162,279	39%	1,120,096	40%
Below investment grade	58,221	2%	67,450	2%
Not rated	698	*	199	*
Total	$2,953,595	100%	$2,805,113	100%

(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security and short-term investments) were as follows:

	December 31, 2023
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$19,546	$20,310	$(764)	AAA
Province of Alberta Canada	15,569	16,231	(662)	AA-
Province of Quebec Canada	15,367	15,649	(282)	AA-
Wells Fargo & Co	14,922	14,881	41	BBB+
Province of Ontario Canada	14,610	14,850	(240)	A+
Bank of America Corp	13,258	13,382	(124)	A-
Ontario Teachers' Pension Plan	13,182	14,449	(1,267)	AA+
ONEOK Inc	12,257	12,399	(142)	BBB
Boeing Co	12,211	11,835	376	BBB-
Manulife Financial Corp	11,148	11,708	(560)	A
Total – ten largest holdings	$142,070	$145,694	$(3,624)
Total – fixed-maturity securities	$2,737,850	$2,953,595
Percent of total fixed-maturity securities	5%	5%

(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 4 (Investments) and Note 5 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Assets:
Reinsurance recoverables	$3,015,777	$3,209,540	$(193,763)	(6)%
Deferred policy acquisition costs, net	3,447,234	3,188,502	258,732	8%
Liabilities:
Future policy benefits	$6,742,025	$6,297,906	$444,119	7%

Reinsurance recoverables. Reinsurance recoverables reflects future policy benefit reserves and claim reserves ceded to reinsurers, including the IPO coinsurers. Reinsurance recoverables as of December 31, 2023 decreased compared with December 31, 2022 primarily due to the continued runoff of the IPO book of business.

Deferred policy acquisition costs, net. The increase in DAC was primarily a result of the cumulative impact of incremental commissions and expenses deferred as a result of new business in 2023 not subject to the IPO coinsurance agreements.

Future policy benefits. The increase in future policy benefits was mostly a result of continued growth in our in-force book of business. Also contributing to the year-over-year increase in future policy benefits is the decrease in market observable interest rates at year-end that are used to discount the present value of the estimated future cash flows included in the liability for future policy benefits.

For additional information, see the notes to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. During 2023, our life insurance underwriting companies declared and paid ordinary dividends of $352.3 million to the Parent Company. See Note 16 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information on insurance subsidiary dividends and statutory restrictions. In addition, in 2023 our non-life insurance subsidiaries declared and paid dividends of $203.2 million to the Parent Company. At December 31, 2023, the Parent Company had cash and invested assets of $381.9 million.

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

The distribution and underwriting of term life insurance requires up-front cash outlays at the time the policy is issued as we pay a substantial majority of the sales commission during the first year following the sale of a policy and incur costs for underwriting activities at the inception of a policy’s term. During the early years of a policy’s term, we generally receive level term premiums in excess of claims paid. We invest the excess cash generated during earlier policy years in fixed-maturity and equity securities held in support of future policy benefit reserves. In later policy years, cash received from the maturity or sale of invested assets is used to pay claims in excess of level term premiums received.

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-TeleQuote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, in periods of growth, net cash flows at e-TeleQuote are expected to be negative, which may require the Parent Company to provide working capital to e-TeleQuote. During the year ended December 31, 2023, e-TeleQuote generated sufficient cash from operations to fund its operating needs.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	$692,517	$757,665	$656,956
Net cash provided by (used in) investing activities	(90,051)	(200,048)	(923,383)
Net cash provided by (used in) financing activities	(479,621)	(457,850)	107,974
Effect of foreign exchange rate changes on cash	1,063	(3,028)	3,385
Change in cash and cash equivalents	$123,908	$96,739	$(155,068)

Operating Activities. Cash provided by operating activities decreased in 2023 from 2022. The largest factor contributing to the decrease in cash provided by operating activities in 2023 compared to 2022 was the timing of cash payments received from reinsurers in the prior year. At the beginning of 2022, there was a large balance of ceded claims due from reinsurers from claims paid during the height of the COVID-19 pandemic, which were collected during 2022. Also contributing to the decrease were timing differences of purchases and maturities of trading securities as well as timing of cash disbursements for accounts payable and claims checks.

Cash provided by operating activities increased in 2022 from 2021. Although net income decreased slightly during 2022, cash generated from operating activities increased as it excludes non-cash charges such as amortization of deferred policy acquisition costs, goodwill impairments and renewal commissions tail adjustments. The timing of cash receipts for ceded claims due at the beginning of 2022 as discussed above drove the increase in cash provided by operating activities in 2022 versus 2021. Also contributing to the year-over-year increase in cash provided by operating activities were lower cash outlays for deferred acquisition costs due to lower term life policy sales.

Investing Activities. Cash used in investing activities decreased in 2023 from 2022 primarily due to fluctuations in the timing of maturities and reinvestment of debt securities held in our available-for-sale investment portfolio. In both periods, cash provided by operating activities was used to fund investment purchases that increased the size of our invested asset portfolio.

Cash used in investing activities decreased in 2022 from 2021 primarily due to funding the acquisition of e-TeleQuote on July 1, 2021. Also contributing to the decrease were lower purchases of securities in the invested assets portfolio. In 2021, purchases of securities were higher as the Company deployed the net cash received from the issuance of the Senior Notes.

Financing Activities. Cash used in financing activities increased in 2023 from 2022 primarily due to an increase in dividends paid per share and an increase in our share repurchase program.

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

As of December 31, 2023, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk, mortality/morbidity/lapse/expense risks, changes in interest rate environment risk, operational risk, segregated funds risk and foreign exchange risk. As of December 31, 2023, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as defined by OSFI.

For more information regarding statutory capital requirements and dividend capacities of our insurance subsidiaries, see Note 16 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

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

We have established Peach Re, Inc. ("Peach Re") and Vidalia Re as special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Primerica Life has ceded certain term life policies issued prior to 2011 to Peach Re as part of a Regulation XXX redundant reserve financing transaction (the “Peach Re Redundant Reserve Financing Transaction”) and has ceded certain term life policies issued in 2011 through 2017 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). These redundant reserve financing transactions allow us to more efficiently manage and deploy our capital. The Peach Re Redundant Reserve Financing Transaction was approaching the end of its scheduled term in 2025, and effective January 2, 2024, Primerica Life recaptured the block of business reinsured by Peach Re and exercised its right to terminate the Peach Re Redundant Reserve Financing Transaction without an early termination penalty. See Note 16 (Statutory Accounting and Dividend Restrictions) and Note 17 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information.

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a single prescriptive reserving formula. Primerica Life adopted PBR as of January 1, 2018 and NBLIC adopted the New York amended version of PBR effective January 1, 2021. PBR significantly reduced the redundant statutory policy benefit reserve requirements while still ensuring adequate liabilities are held. The regulation only applies for business issued after the effective dates. See Note 4 (Investments), Note 11 (Debt) and Note 17 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on these redundant reserve financing transactions.

Notes Payable – Long Term. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.55% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes at December 31, 2023. No events of default occurred on the Senior Notes during the year ended December 31, 2023.

Financial Ratings. As of December 31, 2023, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior Notes rating
Moody's	Baa1, stable outlook
Standard & Poor's	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of December 31, 2023, Primerica Life’s financial strength ratings were as follows:

Agency	Financial strength rating
Moody's	A1, stable outlook
Standard & Poor's	AA-, stable outlook
A.M. Best Company	A+, stable outlook

Securities Lending. We participate in securities lending transactions with brokers to increase investment income with minimal risk. See Note 4 (Investments) to our consolidated financial statements included elsewhere in this report for additional information.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2030. For more information on the Surplus Note, see Note 11 (Debt) to our consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of December 31, 2023.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2023, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility in 2023.

Contractual Obligations. Our material cash requirements from known contractual and other obligations primarily consist of following:

Future Policy Benefits. Our liability for future policy benefits, which is presented in the consolidated balance sheets, represents the present value of expected future net premiums receivable under the contracts. Net premiums are defined as the portion of the gross premiums received from policyholders that are needed to pay for all benefits. These benefit payments are contingent on policyholders continuing to renew their policies and make their premium payments. We expect to fully fund the obligations for future policy benefits from cash flows from general account invested assets, claims reimbursed by reinsurers, and from future premiums.

Policy Claims. Policy claims, which is presented in the consolidated balance sheets and Note 9 (Policy Claims and Other Benefits Payable) to our consolidated financial statements included elsewhere in this report, represents claims and benefits that have been incurred but not paid to policyholders and are assumed to be due within a year.

Other Policyholder Funds. Other policyholder funds, which is presented in the consolidated balance sheets, primarily represent claim payments left on deposit with us that are payable on demand.

Notes Payable and Interest Obligations. We have debt obligations for the principal balance of our Senior Notes, which is presented in the consolidated balance sheets and described further in Note 11 (Debt) to our consolidated financial statements included elsewhere in the report. We also maintain interest obligations for interest on our Senior Notes, the commitment fee on our Revolving Credit Facility, the financing charges related to an issued letter of credit, fees paid for the credit enhancement feature on the LLC Note and a finance charge incurred pursuant to one of our IPO coinsurance agreements as of December 31, 2023. We did not expect the principal or interest on the Surplus Note will result in any cash requirements as the payments due for these items are contractually offset by the principal and interest on the LLC Note as long as we hold the LLC Note. The Company asserts its positive intent and ability to hold the LLC Note until maturity.

Lease Obligations. Our lease obligations primarily represent payments for operating leases related to office space. For additional information on leases see Note 20 (Leases) to our consolidated financial statements included elsewhere in this report.

For additional information concerning our commitments and contingencies, see Note 17 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report.

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

Interest Rate Risk. The fair value of the fixed-maturity securities (excluding the held-to-maturity security) in our invested asset portfolio as of December 31, 2023 and 2022 was $2.7 billion and $2.5 billion, respectively. One of the primary market risks for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-maturity securities portfolios to decline by $111.8 million, or 4%, based on our actual securities positions as of December 31, 2023. For comparative purposes, the same increase in rates would have caused the fair value of our fixed-maturity securities portfolios to decline by $105.1 million, or 4%, based on our actual securities positions as of December 31, 2022.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities, and accumulated comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar would have the opposite effect. Generally, our Canadian dollar-denominated assets are held in support of our Canadian dollar-denominated liabilities. For the year ended December 31, 2023, 12% of our revenues from operations, excluding realized investment gains, and 14% of income before income taxes were generated by our Canadian operations. For the year ended December 31, 2022, 13% of our revenues from operations, excluding realized investment gains, and 18% of income before income taxes were generated by our Canadian operations.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2023. Net exposure was measured assuming a 10% decrease in the value of the Canadian dollar relative to the U.S. dollar. We estimated that such a decrease would decrease our income before income taxes for the year ended December 31, 2023 by $10.5 million.

Our investment in the net assets of our Canadian operations is also subject to Canadian currency risk. If we were to assume a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar, the translated value of our net investment in our Canadian subsidiaries in U.S. dollars would decrease by $32.9 million based on net assets as of December 31, 2023. For comparative purposes, a similar decrease in Canadian currency exchange rates compared to the U.S. dollar would have caused the translated value of our net investment in our Canadian subsidiaries in U.S. dollars to decline by $30.1 million based on net assets as of December 31, 2022. Historically, we have not hedged this exposure, although we may elect to do so in future periods. The impact of translating the balance of net assets of our Canadian operations is recorded in our consolidated balance sheets within the accumulated other comprehensive income component of stockholders’ equity.

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

For information on the Surplus Note Purchase Agreement, see Note 4 (Investments) and Note 11 (Debt) to our consolidated financial statements included elsewhere in this report.

We also bear credit risk on our investment portfolio related to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest. In an effort to meet business needs and mitigate credit and other portfolio risks, we established investment guidelines that provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” for details on our investment portfolio, including investment strategy, asset mix and credit ratings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I, II, III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company adopted the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12” or “LDTI”), effective January 1, 2023, with a transition date of January 1, 2021.

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

Liability for future policy benefits for term life insurance contracts

As described in Notes 1 and 10 to the consolidated financial statements, the liability for future policy benefits is measured as the present value of expected future benefits less the present value of expected future net premiums receivable under the contracts. The cash flow assumptions underlying the liability for future policy benefits include mortality, persistency, and disability rates. The cash flow assumptions used to measure the liability for future policy benefits are reviewed at least annually and updated as necessary. As of December 31, 2023, the liability for future policy benefits was $6,742 million, which included the liability for future policy benefits for term life insurance contracts of $6,531 million.

We identified the evaluation of the liability for future policy benefits for term life insurance contracts as a critical audit matter. Specifically, the evaluation of the mortality, persistency and disability rate cash flow assumptions (collectively, key assumptions) used in estimating the liability for future policy benefits for term life insurance contracts required subjective auditor judgment and specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals with specialized skills and knowledge, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating the liability for future policy benefits for term life insurance contracts. This included controls related to the actuarial methodologies and the key assumptions. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:

•
assessing the actuarial methodologies used to estimate the liability for future policy benefits for term life insurance contracts for consistency with generally accepted actuarial methodologies
•
evaluating the Company’s key assumptions by comparing them to the Company’s relevant historical experience data and anticipated trends
•
recalculating the projected cash flows for a selection of term life insurance contracts and comparing the results to the Company’s estimates.

Fair value of the Senior Health reporting unit

As described in Notes 1 and 22 to the consolidated financial statements, the Company’s goodwill balance was $128 million as of December 31, 2023, which is allocated to the Company’s Senior Health reporting unit. The Company performs an annual assessment of the recoverability of its goodwill on July 1 and also performs an assessment on an interim basis when events or changes in circumstances indicate that the carrying value of the reporting unit may exceed its fair value. The Company estimates the fair value of a reporting unit using a weighting of fair values derived from an income approach and a market approach. The Company performed the annual assessment of the recoverability of its goodwill on July 1, 2023. The estimated fair value of the reporting unit was then compared to its carrying value which did not result in recognizing an impairment charge, as the estimated fair value of the reporting unit exceeded its carrying value.

We identified the evaluation of the fair value of the Company’s Senior Health reporting unit used as part of the annual assessment of the recoverability of the related goodwill as a critical audit matter. Subjective auditor judgment and use of valuation professionals with specialized skills and knowledge were required in assessing the valuation approach, the weighting applied to each approach, and the significant assumptions used to develop the discount rate. Changes in the valuation approach and significant assumptions could have a significant impact on the estimated fair value of the Company’s Senior Health reporting unit.

The following are the primary procedures we performed to address this critical audit matter (1) evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment process, including internal controls over management’s review of the valuation approach, the weighting applied to each approach, and the significant assumptions described above, and (2) evaluated the significant assumptions used in the determination of the discount rate. We also involved valuation professionals with specialized skills and knowledge who assisted in:

•
assessing the valuation approach, including the weighting applied to each approach, and
•
evaluating the discount rate by testing management’s process for developing the fair value of the Company’s Senior Health reporting unit.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Atlanta, Georgia

February 28, 2024

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,935,212 in 2023 and $2,801,415 in 2022)	$2,719,467	$2,495,456
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,334,892 in 2023 and $1,340,265 in 2022)	1,386,980	1,444,920
Short-term investments available-for-sale, at fair value (amortized cost: $276 in 2023 and $69,393 in 2022)	276	69,406
Equity securities, at fair value (historical cost: $27,106 in 2023 and $29,430 in 2022)	29,680	35,404
Trading securities, at fair value (cost: $18,761 in 2023 and $4,229 in 2022)	18,383	3,698
Policy loans and other invested assets	51,175	48,713
Total investments	4,205,961	4,097,597
Cash and cash equivalents	613,148	489,240
Accrued investment income	23,958	20,885
Reinsurance recoverables	3,015,777	3,209,540
Deferred policy acquisition costs, net	3,447,234	3,188,502
Renewal commissions receivable	190,258	200,043
Agent balances, due premiums and other receivables	273,066	254,276
Goodwill	127,707	127,707
Intangible assets, net (accumulated amortization: $26,250 in 2023 and $15,750 in 2022)	175,025	185,525
Income tax receivable	6,920	-
Deferred income taxes	116,594	93,632
Operating lease right-of-use assets	53,693	40,500
Other assets	382,549	428,259
Separate account assets	2,395,842	2,305,717
Total assets	$15,027,732	$14,641,423

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$6,742,025	$6,297,906
Unearned and advance premiums	14,876	15,422
Policy claims and other benefits payable	513,803	538,250
Other policyholders’ funds	435,094	483,769
Note payable	593,709	592,905
Surplus note	1,386,592	1,444,469
Income tax payable	22,669	36,876
Deferred income taxes	112,578	167,142
Operating lease liabilities	61,358	45,995
Other liabilities	583,434	580,780
Payable under securities lending	99,785	100,938
Separate account liabilities	2,395,842	2,305,717
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,961,765	12,610,169

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	-	-
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 shares in 2023 and 2022; issued and outstanding 34,996 shares in 2023 and 36,824 shares in 2022)	350	368
Paid-in capital	-	-
Retained earnings	2,276,946	2,153,617
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	(39,086)	130,416
Unrealized foreign currency translation gains (losses)	(2,235)	(12,279)
Net unrealized investment gains (losses) on available-for-sale securities	(170,008)	(240,868)
Total permanent stockholders’ equity	2,065,967	2,031,254
Total liabilities and temporary and permanent stockholders’ equity	$15,027,732	$14,641,423
Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
	2023	2022	2021
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$3,312,125	$3,230,120	$3,122,148
Ceded premiums	(1,651,811)	(1,629,892)	(1,616,264)
Net premiums	1,660,314	1,600,228	1,505,884
Commissions and fees	950,416	944,676	1,042,813
Investment income net of investment expenses	201,311	156,987	142,795
Interest expense on surplus note	(65,474)	(63,922)	(62,207)
Net investment income	135,837	93,065	80,588
Realized investment gains (losses)	(645)	1,444	4,665
Other investment gains (losses)	(5,251)	(2,439)	1,207
Investment gains (losses)	(5,896)	(995)	5,872
Other, net	75,020	83,159	74,575
Total revenues	2,815,691	2,720,133	2,709,732

Benefits and expenses:
Benefits and claims	642,979	632,403	602,007
Future policy benefits remeasurement (gain) loss	(384)	1,626	1,297
Amortization of deferred policy acquisition costs	275,816	261,629	238,270
Sales commissions	457,444	462,764	522,308
Insurance expenses	235,460	235,405	202,605
Insurance commissions	34,222	30,261	34,532
Contract acquisition costs	55,233	68,431	52,788
Interest expense	26,594	27,237	30,618
Goodwill impairment loss	-	60,000	76,000
Loss on extinguishment of debt	-	-	8,927
Other operating expenses	336,647	320,394	296,851
Total benefits and expenses	2,064,011	2,100,150	2,066,203
Income before income taxes	751,680	619,983	643,529
Income taxes	175,079	152,953	167,544
Net income	576,601	467,030	475,985
Net loss attributable to noncontrolling interests	-	(5,038)	(1,377)
Net income attributable to Primerica, Inc.	$576,601	$472,068	$477,362

Earnings per share attributable to common stockholders:
Basic earnings per share	$15.97	$12.37	$12.03
Diluted earnings per share	$15.94	$12.33	$11.99

Weighted-average shares used in computing earnings per share:
Basic	35,954	37,997	39,530
Diluted	36,027	38,106	39,652

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$576,601	$467,030	$475,985
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	87,390	(385,735)	(78,348)
Reclassification adjustment for investment (gains) losses included in net income	2,811	(1,387)	(3,849)
Effect of change in discount rate assumptions on the liability for future policy benefits	(216,301)	1,739,762	347,041
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	10,044	(20,826)	6,969
Total other comprehensive income (loss) before income taxes	(116,056)	1,331,814	271,813
Income tax expense (benefit) related to items of other comprehensive income (loss)	(27,458)	288,689	56,753
Other comprehensive income (loss), net of income taxes	(88,598)	1,043,125	215,060
Total comprehensive income (loss)	488,003	1,510,155	691,045
Net income (loss) attributable to noncontrolling interests	-	(5,038)	(1,377)
Comprehensive income (loss) attributable to Primerica, Inc.	$488,003	$1,515,193	$692,422

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2023	2022	2021
	(In thousands, except per-share amounts)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$368	$394	$393
Repurchases of common stock	(21)	(28)	(1)
Net issuance of common stock	3	2	2
Balance, end of period	350	368	394

Paid-in capital:
Balance, beginning of period	-	5,224	-
Share-based compensation	32,130	33,624	31,043
Net issuance of common stock	(3)	(2)	(2)
Repurchases of common stock	(32,127)	(41,079)	(25,817)
Redemption of noncontrolling interest in consolidated entities	-	2,233	-
Balance, end of period	-	-	5,224

Retained earnings:
Balance, beginning of period	2,153,617	2,085,665	1,705,786
Cumulative effect from the adoption of new accounting standards, net	-	-	(22,847)
Adjusted balance	2,153,617	2,085,665	1,682,939
Net income	576,601	472,068	477,362
Dividends	(93,715)	(83,783)	(74,636)
Repurchases of common stock	(359,557)	(320,333)	-
Balance, end of period	2,276,946	2,153,617	2,085,665

Accumulated other comprehensive income (loss):
Balance, beginning of period	(122,731)	(1,165,856)	129,706
Cumulative effect from the adoption of new accounting standards, net	-	-	(1,510,622)
Adjusted balance	(122,731)	(1,165,856)	(1,380,916)
Effect of change in discount rate assumptions on the liability for future policy benefits, net of income taxes	(169,502)	1,368,596	272,442
Change in foreign currency translation adjustment, net of income taxes	10,044	(20,826)	6,969
Change in net unrealized investment gains (losses) during the period, net of income taxes	70,860	(304,645)	(64,351)
Balance, end of period	(211,329)	(122,731)	(1,165,856)
Total permanent stockholders’ equity	$2,065,967	$2,031,254	$925,427

Redeemable noncontrolling interests in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$-	$7,271	$-
Acquisition of noncontrolling interest	-	-	8,438
Net income (loss) attributable to noncontrolling interests	-	(5,038)	(1,377)
Changes in noncontrolling interests in consolidated entities, net	-	-	210
Redemption of noncontrolling interest in consolidated entities	-	(2,233)	-
Balance, end of period	$-	$-	$7,271

Dividends declared per share	$2.60	$2.20	$1.88

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$576,601	$467,030	$475,985
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	102,540	(35,831)	(417,640)
Deferral of policy acquisition costs	(514,970)	(503,336)	(552,192)
Amortization of deferred policy acquisition costs	275,816	261,629	238,270
Deferred tax provision	(43,380)	(52,802)	2,760
Change in income taxes	(8,842)	26,398	1,650
Investment (gains) losses	5,896	995	(5,872)
Accretion and amortization of investments	(2,034)	3,329	5,118
Depreciation and amortization	31,964	34,174	29,836
Change in reinsurance recoverables	237,328	461,925	769,012
Change in agent balances, due premiums and other receivables	(18,761)	(475)	6,046
Change in renewal commissions receivable	9,785	19,845	(23,459)
Trading securities sold, matured, or called (acquired), net	(14,552)	19,962	(8,817)
Share-based compensation	18,911	22,361	16,842
Goodwill impairment loss	-	60,000	76,000
Loss on extinguishment of debt	-	-	8,927
Change in other operating assets and liabilities, net	36,215	(27,539)	34,490
Net cash provided by (used in) operating activities	692,517	757,665	656,956

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	19,230	23,628	131,953
Fixed-maturity securities — matured or called	263,443	359,717	454,135
Short-term investments — sold	28,799	28,251	50,065
Short-term investments — matured or called	61,782	85,302	40,000
Equity securities — sold	3,051	16	718
Equity securities — matured or called	-	3,063	-
Available-for-sale investments acquired:
Fixed-maturity securities	(412,262)	(580,485)	(901,591)
Short-term investments	(19,767)	(97,415)	(176,125)
Equity securities — acquired	(430)	(187)	(3,391)
Purchases of property and equipment and other investing activities, net	(33,897)	(25,805)	(24,688)
Cash collateral received (returned) on loaned securities, net	(1,153)	6,409	22,375
Sales (purchases) of short-term investments using securities lending collateral, net	1,153	(6,409)	(22,375)
Purchase of business, net of cash acquired	-	3,867	(494,459)
Net cash provided by (used in) investing activities	(90,051)	(200,048)	(923,383)

Cash flows from financing activities:
Dividends paid	(93,715)	(83,783)	(74,636)
Common stock repurchased	(375,062)	(356,306)	(18,751)
Proceeds from revolving credit facility	-	-	125,000
Repayment of revolving credit facility	-	-	(125,000)
Proceeds from issuance of debt	-	-	597,300
Debt issuance costs	-	-	(5,332)
Repayment of debt	-	-	(383,691)
Payment on note issued to seller of business	-	(12,364)	-
Tax withholdings on share-based compensation	(10,579)	(5,135)	(6,652)
Finance leases	(265)	(262)	(264)
Net cash provided by (used in) financing activities	(479,621)	(457,850)	107,974
Effect of foreign exchange rate changes on cash	1,063	(3,028)	3,385
Change in cash and cash equivalents	123,908	96,739	(155,068)
Cash and cash equivalents, beginning of period	489,240	392,501	547,569
Cash and cash equivalents, end of period	$613,148	$489,240	$392,501

Supplemental disclosures of cash flow information:
Income taxes paid	$227,271	$178,218	$154,812
Interest paid	27,279	27,060	33,905
Non-cash activities:
Increases in note issued to seller of business	-	-	15,000

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance on January 1, 2023.

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading provider of financial products and services to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. We acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. (“Primerica Health”) on July 1, 2021 and the remaining 20% of e-TeleQuote on July 1, 2022. e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare beneficiaries through its licensed health insurance agents. Refer to Note 21 (Acquisition) for more information regarding the acquisition of e-TeleQuote. Our other primary subsidiaries include the following entities: Primerica Financial Services, LLC (“PFS”), a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd.; and PFS Investments Inc. (“PFS Investments”), an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company (“NBLIC”), a New York insurance company. Peach Re, Inc. (“Peach Re”) and Vidalia Re, Inc. (“Vidalia Re”) are special purpose financial captive insurance companies and wholly owned subsidiaries of Primerica Life. Peach Re and Vidalia Re have each entered into separate coinsurance agreements with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Peach Re and Vidalia Re (respectively, the “Peach Re Coinsurance Agreement” and the “Vidalia Re Coinsurance Agreement”).

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect financial statement balances, revenues and expenses and cash flows, as well as the disclosure of contingent assets and liabilities. Management considers available facts and knowledge of existing circumstances when establishing the estimates included in our financial statements. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (“DAC”), liability for future policy benefit reserves (“LFPB”) and corresponding amounts recoverable from reinsurers, renewal commissions receivable, income taxes, and valuation of goodwill. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

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

Unrealized gains and losses on AFS securities are included as a separate component of other comprehensive income (loss), except for credit loss impairment discussed below.

For an AFS security with an amortized cost that exceeds its fair value, we first determine if we intend to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If we intend to sell or will more-likely-than-not be required to sell the security, then we recognize the impairment as a credit loss in our consolidated statements of income by writing down the security’s amortized cost to its fair value. If we do not intend to sell or it is not more-likely-than-not that we will be required to sell the security before the expected recovery of its amortized cost, we recognize the portion of the impairment that is due to a credit loss, if any, in our consolidated statements of income through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in other comprehensive income in the consolidated statements of comprehensive income as an unrealized loss. Credit losses recognized in the allowance for credit losses are reversed in situations where the estimate of credit losses on those securities has declined. When determining whether an impairment is due to a credit loss or other factors, we determine the extent to which we do not expect to recover the security’s amortized cost and record such amount, if any, as a credit loss. Factors we consider in determining whether the security’s decline in fair value is below amortized cost due to a credit loss include the magnitude of the security’s decline in fair value below its amortized cost, the financial condition, long and near-term prospects for the issuer, industry conditions and trends, rating agency actions, the payment structure of the security, likelihood of the recoverability of principal and interest, and our ability and intent to hold the security for a period of time sufficient to allow for the anticipated recovery of its amortized cost. In assessing our ability and intent to hold the security for a period of time to allow for the anticipated recovery of its amortized cost, we also consider our anticipated sources of cash to fund operating activities and share repurchases. If we do not anticipate recovering a security’s amortized cost basis, we estimate the present value of the security’s expected cash flows and recognize the difference from amortized cost (using fair value as a floor) as a credit loss.

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

All reinsurance contracts in effect for the three-year period ended December 31, 2023 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

Ceded premiums are treated as a reduction to direct premiums and are recognized when due to the assuming company. Ceded claims are treated as a reduction to direct benefits and are recognized when the claim is incurred on a direct basis. Ceded policy benefit reserve changes are also treated as a reduction to benefits and claims expense and are recognized during the applicable financial reporting period.

Reinsurance premiums, commissions, expense reimbursements and ceded policy benefit reserves related to reinsured long-duration contracts are accounted for over the life of the underlying contracts using assumptions consistent with those used to account for the underlying policies. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liabilities and the LFPB associated with reinsured policies. Ceded policy benefit reserves and claims liabilities relating to insurance ceded are shown as reinsurance recoverables on the consolidated balance sheets.

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

We estimate and recognize lifetime expected credit losses for reinsurance recoverables. In estimating the allowance for expected credit losses for reinsurance recoverables, we factor in the underlying collateral for reinsurance agreements where available. Specifically, for reinsurers with underlying trust assets, we compare the reinsurance recoverables balance to the underlying trust assets that mitigate the potential exposure to credit losses. We also analyze the financial condition of the reinsurers, as determined by third-party rating agencies, to determine the probability of default for the reinsurers. We then utilize a third-party credit default study to calculate an expected credit loss given default rate or recovery rate. The probability of default and loss given default rates are then applied to the reinsurers’ recoverable balances, while also factoring in any third-party letters of credit that support the reinsurance agreement, in order to calculate our allowance for credit losses.

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

Business Combination. The Company acquired e-TeleQuote on July 1, 2021 and accounts for the acquisition as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”), which requires most identifiable assets and liabilities acquired in a business combination to be recorded at fair value at the acquisition date, subject to certain exceptions. Additionally, ASC 805 requires transaction-related costs to be expensed in the period incurred. The Company allocates the fair value of the purchase consideration of its acquired business to the tangible assets, liabilities assumed, and intangible assets acquired at the acquisition date. The excess of the fair value of purchase consideration over the acquired values of these identifiable assets and liabilities is recorded as goodwill. Transaction-related costs are recognized separately from the business combination and expensed as incurred. Refer to Note 21 (Acquisition) for further details.

Goodwill. Goodwill represents the excess of the purchase price over the estimated acquired values of identifiable assets and liabilities acquired in a business combination at the acquisition date. In accordance with U.S. GAAP, goodwill is not amortized. The Company tests goodwill for impairment annually on July 1 and whenever events occur or circumstances change that would indicate the carrying value of goodwill more likely than not exceeds its fair value. All of the Company’s goodwill was obtained from the e-TeleQuote acquisition and the e-TeleQuote business has been designated as a separate operating segment called Senior Health. Therefore, goodwill has been allocated solely to the Senior Health segment and is evaluated for impairment at the Senior Health segment level, which is also defined as the reporting unit. For additional information on the results of the annual goodwill impairment test, see Note 22 (Goodwill).

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

The components of intangible assets were as follows:

	December 31,
	2023			2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Indefinite-lived intangible asset	$45,275	n/a	$45,275	$45,275	n/a	$45,275
Amortizing intangible assets	156,000	(26,250)	129,750	156,000	(15,750)	140,250
Total intangible assets	$201,275	$(26,250)	$175,025	$201,275	$(15,750)	$185,525

We have an indefinite-lived intangible asset related to the 1989 purchase of the right to contract with the sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of its annual assessment date, October 1, 2023, and determined that no impairment had occurred.

Intangible assets acquired from the acquisition of e-TeleQuote consist primarily of relationships with health insurance carriers, who are our customers, and are amortized over their estimated useful lives. The Company uses an estimated useful life of 15 years as our relationships with health insurance carriers are not expected to turn over rapidly because these relationships are in-depth, non-exclusive, and pay-for-performance. Intangible asset amortization expense was $10.5 million, $10.3 million, and $5.5 million in 2023, 2022, and 2021, respectively. Amortization expense is expected to be approximately $10.5 million annually for the next five years. Intangible assets subject to amortization are evaluated for impairment in the event factors indicate that the net carrying value may not be recoverable or the asset will not be used throughout its estimated useful life. No events have occurred, and no factors exist as of December 31, 2023 that would indicate that the net carrying value of our amortizing intangible assets may not be recoverable or will not be used throughout their estimated useful life.

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

Depreciation expense is included in other operating expenses in the consolidated statements of income. Depreciation expense was $21.7 million, $24.1 million, and $24.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Property and equipment balances were as follows:

	December 31,
	2023	2022
	(In thousands)
Data processing equipment and software	$124,306	$132,596
Leasehold improvements	18,662	18,137
Other, principally furniture and equipment	38,713	35,592
	181,681	186,325
Accumulated depreciation	(143,414)	(133,668)
Net property and equipment	$38,267	$52,657

Separate Accounts. The separate accounts are primarily composed of contracts issued by the Company through its subsidiary, Primerica Life Canada, pursuant to the Insurance Companies Act (Canada). The Insurance Companies Act authorizes Primerica Life Canada to establish the separate accounts.

The separate accounts are represented by individual variable insurance contracts. Purchasers of variable insurance contracts issued by Primerica Life Canada have a direct claim to the benefits of the contract that entitles the holder to units in one or more investment funds (the “Funds”) maintained by Primerica Life Canada. The Funds invest in assets that are held for the benefit of the owners of the contracts. The Funds’ assets are administered by Primerica Life Canada and are held separate and apart from the general assets of the Company. The liabilities reflect the variable insurance contract holders’ interests in the Funds’ net assets based upon actual investment performance of the respective Funds. Separate accounts operating results relating to contract holders’ interests are excluded from our consolidated statements of income.

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

Renewal Commissions Receivable. Renewal commissions receivable are contract assets that represent the renewal portion of estimated constrained variable consideration recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Renewal commissions receivable primarily consist of the expected value of commissions to be collected by e-TeleQuote from the distribution of Medicare-related health insurance policies where the performance obligation has been satisfied but payment is not due as the underlying policy has not yet renewed. The estimate of renewal commissions requires significant judgment subject to the same assumptions as noted under “Commissions and Fees – Senior Health” below. Cash collections for these receivables are expected to occur over a period of several years. Renewal commissions receivable will be adjusted for differences between actual and expected cash collections as well as for changes in estimates. Under ASC 606, these receivables are not discounted as the timing for collection of payments is dependent on future policyholder renewals and not due to the presence of a significant financing component. Refer to Note 21 (Acquisition) for renewal commissions receivable recognized as part of the acquisition of e-TeleQuote.

Liability for Future Policy Benefits. The LFPB on traditional life insurance products is established for future policy benefits, which includes death benefits, waiver of premium benefits and claim settlement expenses. The LFPB is calculated as the present value of expected future benefits less the present value of expected future net premiums receivable under the contracts. Net premiums are defined as the portion of the gross premiums received from policyholders that are needed to pay for all benefits.

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

The impact of unlocking will be partly reflected in the current period and partly spread to future periods based on the remaining duration of the impacted cohort(s). The catch-up is retroactive back to the later of January 1, 2021 (the “Transition Date”) or issue date, after reinsurance recoverables and is recognized as a remeasurement gain or loss as a separate component of benefits and claims expense in the consolidated statements of income.

The ceded reserve balances included in reinsurance recoverables are calculated in the same manner as the LFPB by cohort and apply best estimate assumptions and quarterly unlocking.

The Company uses discount rates applied by country to align with local currency cash flows. Discount rates consist of yield curves that are developed using Bloomberg’s Evaluated Pricing Product based on senior unsecured fixed rate bonds ratings of A+, A or A-. The discount rate assumption is updated quarterly and the impact of remeasuring the net LFPB, after reinsurance recoverables from changes in the locked-in discount rate assumption is reflected in other comprehensive income in the consolidated statements of comprehensive income.

The LFPB we establish is necessarily based on estimates, assumptions and our analysis of historical experience. Factors that could cause prospective assumptions to be different from historical experience include but are not limited to our term life product series, economic and societal trends, new pharmaceutical drugs, and the impact of regulatory changes. Our results depend upon the extent to which our actual experience is consistent with the assumptions we use in determining the LFPB. The assumptions and estimates underlying the LFPB require significant judgment and, therefore, are inherently uncertain.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of acquired assets and liabilities and their respective tax bases and (ii) acquired e-TeleQuote net operating loss and interest deduction carryforwards available for future use. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not applicable to the periods in which we expect the temporary difference will reverse. The Company has not recognized any material deferred taxes associated with goodwill as it has not acquired any material goodwill with tax basis. Refer to Note 21 (Acquisition) for deferred income taxes recognized as part of the acquisition of e-TeleQuote.

Noncontrolling Interest. In connection with the Company’s acquisition of e-TeleQuote, the Company entered into a shareholders’ agreement with the noncontrolling equity holders of Primerica Health (the “Shareholders’ Agreement”). Under the terms of the Shareholders’ Agreement, the Company agreed to purchase, and the noncontrolling equity holders agreed to sell, the remaining 20% stake over a period of up to four years through a series of call and put rights. The Shareholders’ Agreement provided for the purchase of the noncontrolling equity holders’ equity interests in Primerica Health at a contractually defined formulaic purchase price (the “Formulaic Price”), which was based on a discounted calculation of selected peer company equity value multiples times the trailing twelve months of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) reduced by the balance of intercompany debt owed by e-TeleQuote to the Parent Company. The noncontrolling equity holders’ interests in Primerica Health was recognized as redeemable noncontrolling interests (“Redeemable NCI”) in the temporary stockholders’ equity section of the consolidated balance sheets. Effective July 1, 2022, the Company executed its call option to acquire the remaining 20% of Primerica Health. The Formulaic Price calculation resulted in a purchase price of zero. As such, no further consideration was required to obtain the outstanding 20% stake in Primerica Health and the noncontrolling interest in the Company’s consolidated financial statements was redeemed.

Prior to redemption, the Company adjusted the Redeemable NCI for net income (loss) attributable to the noncontrolling interests in Primerica Health. Upon redemption, the Redeemable NCI in the temporary stockholders’ equity section of the consolidated balance sheets was eliminated through an adjustment to additional paid in capital as no further consideration was required.

Premium Revenues. Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and are primarily related to term products. Premiums are recognized as revenues when due.

Commissions and Fees. We receive commissions and fees revenue from the sale of various non-life insurance products. Commissions revenue is generally received on the sale of mutual funds and annuities. We also receive trail commissions revenue from mutual fund and annuity products based on the net asset value of shares sold by us. We, in turn, pay sales commissions to the sales force. We also receive investment advisory and administrative fees based on the average daily net asset value of client assets held in managed investments programs and contracts related to separate account assets issued by Primerica Life Canada. We, in turn, pay asset-based commissions to the sales force. We earn recordkeeping fees for transfer agent recordkeeping services that we perform on behalf of several of our mutual fund providers and custodial fees for services performed as a non-bank custodian of our clients’ retirement plan accounts. See Note 19 (Revenue from Contracts with Customers) for details related to our commission and fees revenues recognition policies.

Commissions and Fees – Senior Health. As a result of the acquisition of e-TeleQuote, the Company distributes Medicare-related insurance policies offered by third-party health insurance carriers to eligible Medicare beneficiaries. e-TeleQuote receives initial commissions from health insurance carriers, who are considered its customers, for enrollments in policies it has distributed as well as ongoing renewal commissions that coincide with the period an eligible Medicare beneficiary remains enrolled in a policy after the first policy effective date (collectively, “Lifetime value of commissions” or “LTV”). Revenue is recognized at the point in time e-TeleQuote’s single performance obligation to health insurance carriers is satisfied, which is generally on the date the policy application is approved by the health insurance carrier. The expected commissions represent variable consideration that will not be resolved until after the performance obligation has been satisfied. The Company estimates variable consideration in the transaction price for policies it has distributed as the expected amount of initial and renewal commissions to be received over the life of the enrolled policy. Variable consideration is estimated by using a portfolio approach to policies grouped together by health insurance carrier, Medicare product type, and policy effective date (referred to as a “cohort”). This approach to estimating the initial and renewal commissions expected to be collected involves the evaluation of various factors, including but not limited to, contracted commission rates, disenrollment experience and renewal persistency rates. Upon development of the estimate of expected renewal commissions using the portfolio approach, management applies a constraint so that it is probable that a subsequent change in estimate will not result in a significant revenue reversal. Management judgment is required to determine the inputs to these estimates and the inputs are established primarily based on historical activity. There could be situations where new facts or circumstances, that were not available at the time of the initial estimate, may indicate that the expected renewal commissions are higher or lower than our renewal commissions receivable. In those situations, the expected renewal commissions receivable will be written down or up to its revised expected value by adjustments to revenue, which we refer to as tail revenue adjustments. Refer to Note 19 (Revenue from Contracts with Customers) for detail related to commissions and fees revenues recognized by e-TeleQuote.

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

See Note 14 (Earnings Per Share) for details related to the calculations of our basic and diluted EPS using the two-class method.

New Accounting Standards Adopted. In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12” or “LDTI”). The amendments in this update changed accounting guidance for insurance companies that issue long-duration contracts, such as term life insurance and segregated funds products. ASU 2018-12 requires companies that issue long-duration insurance contracts to review assumptions used in measuring the LFPB and DAC, including mortality, disability, and persistency, at least annually and update as necessary instead of locking those assumptions at contract inception and reflecting differences in assumptions and actual performance as the experience occurs. ASU 2018-12 also changed how insurance companies that issue long-duration contracts amortize DAC and determine and update the discount rate assumptions used in measuring both the LFPB and ceded reserves that are part of reinsurance recoverables while increasing the level of financial statement disclosures required.

The Company adopted ASU 2018-12 on January 1, 2023 through the modified retrospective method, which applies the provisions of the standard by pivoting off the historical December 31, 2020 liability for future policy benefits (“Pre-transition Reserve”) and DAC balances just prior to the Transition Date. Upon adoption, the Company recorded certain adjustments to its consolidated balance sheet as of the Transition Date.

•
LDTI requires entities to use market observable rates, based on an upper-medium grade fixed income instrument yield, to measure future policy benefits reserves each period. The difference between the LFPB calculated using market observable rates and the Pre-transition Reserve was recognized as part of accumulated other comprehensive income (“AOCI”) at the Transition Date. Given how low market observable rates were at the Transition Date, we recorded a reduction to AOCI of approximately $1.5 billion, net of income tax, as of January 1, 2021. Market observable rates have increased since the Transition Date, which resulted in a cumulative decrease to AOCI of $39.1 million as of December 31, 2023.
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

The impact of LDTI on the Company’s audited consolidated balance sheet as of December 31, 2022 as previously reported before the adoption of LDTI (“Previously Reported”) is as follows:

Consolidated Balance Sheet
December 31, 2022

	As Previously Reported	Adoption Impacts	As Adjusted
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,801,415)	$2,495,456	$-	$2,495,456
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,340,265)	1,444,920	-	1,444,920
Short-term investments available-for-sale, at fair value (amortized cost: $69,393)	69,406	-	69,406
Equity securities, at fair value (historical cost: $29,430)	35,404	-	35,404
Trading securities, at fair value (cost: $4,229)	3,698	-	3,698
Policy loans and other invested assets	48,713	-	48,713
Total investments	4,097,597	-	4,097,597
Cash and cash equivalents	489,240	-	489,240
Accrued investment income	20,885	-	20,885
Reinsurance recoverables	4,015,909	(806,369)	3,209,540
Deferred policy acquisition costs, net	3,081,886	106,616	3,188,502
Renewal commissions receivable	200,043	-	200,043
Agent balances, due premiums and other receivables	254,276	-	254,276
Goodwill	127,707	-	127,707
Intangible assets, net	185,525	-	185,525
Deferred income taxes	101,333	(7,701)	93,632
Operating lease right-of-use assets	40,500	-	40,500
Other assets	428,259	-	428,259
Separate account assets	2,305,717	-	2,305,717
Total assets	$15,348,877	$(707,454)	$14,641,423

Liabilities and Stockholders’ Equity:
Liabilities:
Future policy benefits	$7,390,800	$(1,092,894)	$6,297,906
Unearned and advance premiums	15,422	-	15,422
Policy claims and other benefits payable	538,250	-	538,250
Other policyholders’ funds	483,769	-	483,769
Note payable	592,905	-	592,905
Surplus note	1,444,469	-	1,444,469
Income tax payable	36,876	-	36,876
Deferred income taxes	91,457	75,685	167,142
Operating lease liabilities	45,995	-	45,995
Other liabilities	580,780	-	580,780
Payable under securities lending	100,938	-	100,938
Separate account liabilities	2,305,717	-	2,305,717
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	13,627,378	(1,017,209)	12,610,169

Temporary Stockholders’ Equity
Redeemable noncontrolling interests in consolidated entities	-	-	-
Permanent Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 shares; issued and outstanding 36,824 shares)	368	-	368
Paid-in capital	-	-	-
Retained earnings	1,973,403	180,214	2,153,617
Accumulated other comprehensive income (loss), net of income tax:			-
Effect of change in discount rate assumptions on the liability for future policy benefits	-	130,416	130,416
Unrealized foreign currency translation gains (losses)	(11,404)	(875)	(12,279)
Net unrealized investment gains (losses) on available-for-sale securities	(240,868)	-	(240,868)
Total permanent stockholders’ equity	1,721,499	309,755	2,031,254
Total liabilities and temporary and permanent stockholders’ equity	$15,348,877	$(707,454)	$14,641,423

The impact of LDTI on the Company’s Previously Reported audited consolidated statements of income for the years ended December 31, 2022 and 2021 is as follows:

Consolidated Statements of Income

	Year ended December 31, 2022			Year ended December 31, 2021
	As Previously Reported	Adoption Impacts	As Adjusted	As Previously Reported	Adoption Impacts	As Adjusted
	(In thousands except per-share amounts)
Revenues:
Direct premiums	$3,230,120	$-	$3,230,120	$3,122,148	$-	$3,122,148
Ceded premiums	(1,629,892)	-	(1,629,892)	(1,616,264)	-	(1,616,264)
Net premiums	1,600,228	-	1,600,228	1,505,884	-	1,505,884
Commissions and fees	944,676	-	944,676	1,042,813	-	1,042,813
Investment income net of investment expenses	156,987	-	156,987	142,795	-	142,795
Interest expense on surplus note	(63,922)	-	(63,922)	(62,207)	-	(62,207)
Net investment income	93,065	-	93,065	80,588	-	80,588
Realized investment gains (losses)	1,444	-	1,444	4,665	-	4,665
Other investment gains (losses)	(2,439)	-	(2,439)	1,207	-	1,207
Investment gains (losses)	(995)	-	(995)	5,872	-	5,872
Other, net	83,159	-	83,159	74,575	-	74,575
Total revenues	2,720,133	-	2,720,133	2,709,732	-	2,709,732

Benefits and expenses:
Benefits and claims	665,749	(33,346)	632,403	722,753	(120,746)	602,007
Future policy benefits remeasurement (gain) loss	-	1,626	1,626	-	1,297	1,297
Amortization of deferred policy acquisition costs	356,143	(94,514)	261,629	251,179	(12,909)	238,270
Sales commissions	462,764	-	462,764	522,308	-	522,308
Insurance expenses	235,405	-	235,405	202,605	-	202,605
Insurance commissions	30,261	-	30,261	34,532	-	34,532
Contract acquisition costs	68,431	-	68,431	52,788	-	52,788
Interest expense	27,237	-	27,237	30,618	-	30,618
Goodwill impairment loss	60,000	-	60,000	76,000	-	76,000
Loss on extinguishment of debt	-	-	-	8,927	-	8,927
Other operating expenses	320,394	-	320,394	296,851	-	296,851
Total benefits and expenses	2,226,384	(126,234)	2,100,150	2,198,561	(132,358)	2,066,203
Income before income taxes	493,749	126,234	619,983	511,171	132,358	643,529
Income taxes	125,775	27,178	152,953	139,191	28,353	167,544
Net income	367,974	99,056	467,030	371,980	104,005	475,985
Net income (loss) attributable to noncontrolling interests	(5,038)	-	(5,038)	(1,377)	-	(1,377)
Net income attributable to Primerica, Inc.	$373,012	$99,056	$472,068	$373,357	$104,005	$477,362

Earnings per share attributable to common stockholders:
Basic earnings per share	$9.77	$2.60	$12.37	$9.41	$2.62	$12.03
Diluted earnings per share	$9.74	$2.59	$12.33	$9.38	$2.61	$11.99

Weighted-average shares used in computing earnings per share:
Basic	37,997	-	37,997	39,530	-	39,530
Diluted	38,106	-	38,106	39,652	-	39,652

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

Transition Impact at January 1, 2021
(In thousands)
Present Value of Expected Premiums	Term Life
Balance at December 31, 2020	$10,867,358
Impact to retained earnings from capping Transition Date net premium ratio	(137,112)
Balance at original discount rate	10,730,246
Effect of changes in discount rate assumptions	2,774,082
Balance at January 1, 2021	$13,504,328

Present Value of Expected Future Policy Benefits
Balance at December 31, 2020	$17,445,700
Effect of changes in discount rate assumptions	5,624,494
Balance at January 1, 2021	$23,070,194

New Accounting Standards Not Yet Adopted.

Accounting standard	Adoption date	Description	Effects on the financial statements
Segment Reporting (Topic 280)— Improvements to Reportable Segment Disclosures ASU 2023-07	Annual periods beginning after December 15, 2023 and interim periods thereafter. Early adoption is permitted. Retrospective transition for all periods presented.

In November 2023, the FASB issued the ASU to enhance segment disclosures. The amendments (1) require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (2) require disclosure of “other segment items” by reportable segment, which is the difference between segment revenue and significant segment expenses; (3) require annual segment disclosures to be included in interim financial statements; (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures; and (5) require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.

We do not believe the adoption of the standard will have a material impact on our consolidated financial statements. We will revise disclosures in accordance with the new standard in our annual 2024 financial statements and for interim periods thereafter.

Income Taxes (Topic 740)—Improvements to Income Tax Disclosures ASU 2023-09	Annual periods beginning after December 15, 2024. Early adoption is permitted. Prospective transition, although retrospective transition is permitted.

In December 2023, the FASB issued the ASU to increase income tax transparency through improvements primarily related to the existing rate reconciliation and income taxes paid disclosures. The amendments require (1) consistent categories and greater disaggregation of information in the rate reconciliation; and (2) income taxes paid disaggregated by jurisdiction.

The ASU also removes certain disclosure requirements, such as reasonably possible significant changes in the total amount of unrecognized tax benefits within 12 months of the reporting date.

We do not believe the adoption of the standard will have a material impact on our consolidated financial statements. We will revise disclosures in accordance with the new standard in our annual 2025 financial statements.

Recently-issued accounting guidance not discussed above is not applicable, is immaterial to our consolidated financial statements, or did not or is not expected to have a material impact on our business.

(2) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$10,044	$(20,826)	$6,969
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$10,044	$(20,826)	$6,969
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$87,390	$(385,735)	$(78,348)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	18,751	(82,185)	(17,038)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	68,639	(303,550)	(61,310)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	2,811	(1,387)	(3,849)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	590	(292)	(808)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	2,221	(1,095)	(3,041)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$70,860	$(304,645)	$(64,351)
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$(216,301)	$1,739,762	$347,041
Income tax (expense) benefit on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	(46,799)	371,166	74,599
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$(169,502)	$1,368,596	$272,442

(3) Segment and Geographical Information

Segments. We have three primary operating segments — Term Life Insurance, Investment and Savings Products and (as of July 1, 2021) Senior Health. The Term Life Insurance segment includes underwriting profits on our in-force book of term life insurance policies, net of reinsurance, which are underwritten by our life insurance company subsidiaries. The Investment and Savings Products segment includes retail and managed mutual funds and annuities distributed through licensed broker-dealer subsidiaries and includes segregated funds, an insurance savings product that we have underwritten in Canada through Primerica Life Canada. In the United States, we distribute mutual fund and annuity products of several third-party companies. We also earn fees for transfer agent recordkeeping functions and non-bank custodial services that we provide for certain mutual funds products we distribute. In Canada, we primarily offer a suite of mutual fund products, for which we serve as the principal distributor, managed by two well-known mutual fund companies. The Senior Health segment consists of the distribution of Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare beneficiaries through e-TeleQuote’s licensed health insurance agents.

We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to several discontinued lines of insurance other than our core term life insurance products and the distribution of various other financial products generally underwritten or offered by third-party providers. All of the Company’s net investment income is attributed to the Corporate and Other Distributed Products segment. In addition, interest expense incurred by the Company as well as gains and losses on our invested asset portfolio are entirely attributed to the Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Revenues:
Term life insurance segment	$1,693,042	$1,635,966	$1,539,200
Investment and savings products segment	865,265	863,432	941,847
Senior health segment	67,184	62,682	60,440
Corporate and other distributed products segment	190,200	158,053	168,245
Total revenues	$2,815,691	$2,720,133	$2,709,732

Net investment income:
Term life insurance segment	$-	$-	$-
Investment and savings products segment	-	-	-
Senior health segment	-	-	-
Corporate and other distributed products segment	135,837	93,065	80,588
Total net investment income	$135,837	$93,065	$80,588

Amortization of DAC:
Term life insurance segment	$268,803	$254,875	$231,380
Investment and savings products segment	5,479	5,581	5,511
Senior health segment	-	-	-
Corporate and other distributed products segment	1,534	1,173	1,379
Total amortization of DAC	$275,816	$261,629	$238,270

Non-cash share-based compensation expense:
Term life insurance segment	$4,285	$4,133	$4,153
Investment and savings products segment	2,927	3,212	3,206
Senior health segment	668	210	-
Corporate and other distributed products segment	11,031	14,806	9,483
Total non-cash share-based compensation expense	$18,911	$22,361	$16,842

Income (loss) before income taxes:
Term life insurance segment	$552,164	$514,409	$501,232
Investment and savings products segment	242,826	245,890	277,742
Senior health segment	(20,058)	(98,673)	(85,050)
Corporate and other distributed products segment	(23,252)	(41,643)	(50,395)
Total income (loss) before income taxes	$751,680	$619,983	$643,529

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

Total assets by segment were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Assets:
Term life insurance segment	$6,543,923	$6,457,156	$7,340,732
Investment and savings products segment (1)	2,537,079	2,424,256	2,923,404
Senior health segment	419,110	431,993	528,974
Corporate and other distributed products segment	5,527,620	5,328,018	5,402,854
Total assets	$15,027,732	$14,641,423	$16,195,964

(1)
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $141.3 million, $118.6 million, and $123.5 million as of December 31, 2023, 2022, and 2021, respectively.

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

Geographical Information. Results of operations by country and long-lived assets — primarily tangible assets reported in other assets in our consolidated balance sheets —were as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Revenues by country:
United States	$2,463,958	$2,355,139	$2,311,051
Canada	351,733	364,994	398,681
Total revenues	$2,815,691	$2,720,133	$2,709,732

	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Long-lived assets by country:
United States	$35,434	$49,637	$62,921
Canada	2,636	2,803	3,871
Other	197	217	230
Total long-lived assets	$38,267	$52,657	$67,022

(4) Investments

AFS Securities. The amortized cost, gross unrealized gains and losses, and fair value of AFS fixed-maturity securities were as follows:

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,974	$18	$(476)	$9,516
Foreign government	170,354	1,616	(8,588)	163,382
States and political subdivisions	145,779	891	(14,681)	131,989
Corporates	1,723,023	14,787	(120,286)	1,617,524
Residential mortgage-backed securities	499,771	1,688	(63,928)	437,531
Commercial mortgage-backed securities	127,454	156	(15,443)	112,167
Other asset-backed securities	258,857	763	(12,262)	247,358
Total fixed-maturity securities	$2,935,212	$19,919	$(235,664)	$2,719,467
Short-term investments	276	-	-	276
Total fixed-maturity and short-term investments	$2,935,488	$19,919	$(235,664)	$2,719,743

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$31,217	$18	$(767)	$30,468
Foreign government	163,725	780	(11,590)	152,915
States and political subdivisions	142,189	112	(20,056)	122,245
Corporates	1,665,962	2,439	(171,552)	1,496,849
Residential mortgage-backed securities	473,309	370	(71,949)	401,730
Commercial mortgage-backed securities	139,306	3	(16,342)	122,967
Other asset-backed securities	185,707	108	(17,533)	168,282
Total fixed-maturity securities	$2,801,415	$3,830	$(309,789)	$2,495,456
Short-term investments	69,393	20	(7)	69,406
Total fixed-maturity and short-term investments	$2,870,808	$3,850	$(309,796)	$2,564,862

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of December 31, 2023 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$209,201	$206,639
Due after one year through five years	706,348	681,350
Due after five years through 10 years	809,733	739,504
Due after 10 years	323,848	294,918
	2,049,130	1,922,411
Mortgage- and asset-backed securities	886,082	797,056
Total AFS fixed-maturity securities	$2,935,212	$2,719,467

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The costs and fair values of the fixed-maturity securities classified as trading securities were as follows:

	December 31, 2023		December 31, 2022
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$18,761	$18,383	$4,229	$3,698

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of December 31, 2023, the LLC Note had an estimated unrealized holding loss of $52.1 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 5 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 11 (Debt) for more information on the Surplus Note.

As of December 31, 2023, no credit losses have been recognized on the LLC Note held-to-maturity security.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $7.3 million and $7.1 million as of December 31, 2023 and 2022, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $99.8 million and $100.9 million as of December 31, 2023 and 2022, respectively.

Net Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Fixed-maturity securities (available-for-sale)	$108,762	$90,975	$80,362
Fixed-maturity security (held-to-maturity)	65,474	63,922	62,207
Equity securities	1,523	1,509	1,632
Policy loans and other invested assets	1,297	1,046	1,019
Cash, cash equivalent and short-term investments	23,601	5,943	456
Total return on deposit asset underlying 10% coinsurance agreement(1)	9,338	(65)	1,875
Gross investment income	209,995	163,330	147,551
Investment expenses	(8,684)	(6,343)	(4,756)
Investment income net of investment expenses	201,311	156,987	142,795
Interest expense on surplus note	(65,474)	(63,922)	(62,207)
Net investment income	$135,837	$93,065	$80,588

(1)
Includes $(0.4) million, $(3.8) million, and $(2.5) of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the years ended December 31, 2023, 2022, and 2021, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale fixed maturity securities	$504	$2,036	$7,060
Gross losses from sales of available-for-sale fixed maturity securities	(1,149)	(592)	(2,395)
Net realized investment gains (losses):	(645)	1,444	4,665
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	(2,166)	(57)	(816)
Market gains (losses) recognized in net income during the period on equity securities	(3,137)	(2,375)	2,362
Gains (losses) from equity method investments	12	-	-
Gains (losses) from bifurcated options	13	-	(57)
Gains (losses) on trading securities	27	(7)	(282)
Other investment gains (losses):	(5,251)	(2,439)	1,207
Investment gains (losses)	$(5,896)	$(995)	$5,872

The proceeds from sales or other redemptions of AFS securities were as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Proceeds from sales or other redemptions	$373,254	$496,898	$676,153

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for Available-for-sale Fixed-maturity Securities. The following tables summarizes all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2023, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2023
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$9,188	$(476)
Foreign government	17,209	(62)	104,827	(8,526)
States and political subdivisions	4,883	(46)	107,021	(14,635)
Corporates	39,783	(907)	1,231,694	(119,379)
Residential mortgage-backed securities	14,872	(142)	360,987	(63,786)
Commercial mortgage-backed securities	4,721	(107)	97,417	(15,336)
Other asset-backed securities	41,417	(159)	136,841	(12,103)
Total fixed-maturity securities	$122,885	$(1,423)	$2,047,975	$(234,241)

	December 31, 2022
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$4,927	$(204)	$25,209	$(563)
Foreign government	97,094	(4,430)	38,085	(7,160)
States and political subdivisions	71,131	(10,666)	44,324	(9,390)
Corporates	974,931	(69,726)	452,541	(101,826)
Residential mortgage-backed securities	187,158	(22,171)	201,595	(49,778)
Commercial mortgage-backed securities	65,165	(5,069)	56,799	(11,273)
Other asset-backed securities	81,907	(5,807)	72,977	(11,726)
Total fixed-maturity securities	1,482,313	(118,073)	891,530	(191,716)
Short-term investments:
U.S. government and agencies	28,379	(5)	-	-
Foreign government	1,744	(2)	-	-
Total Short Term Bonds	30,123	(7)	-	-
Total fixed-maturity and Short Term securities	$1,512,436	$(118,080)	$891,530	$(191,716)

The amortized cost of AFS securities with a cost basis in excess of their fair values were $2,406.5 million and $2,713.8 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, no allowance for credit losses was recorded for AFS securities. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we have no present intention to dispose of them.

For the years ended December 31, 2023, 2022, and 2021, we recorded $2.2 million, less than $0.1 million, and $0.8 million, respectively, for credit (gains) losses in the consolidated statements of income on AFS securities. We recognized credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on AFS securities was as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Allowance for credit losses, beginning of period	$-	$816	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	-	-	821
Additional increases (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	-	(81)	(5)
Write-offs charged against the allowance, if any	-	(735)	-
Allowance for credit losses, end of period	$-	$-	$816

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of each of December 31, 2023 and 2022. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,516	$-	$9,516
Foreign government	-	163,382	-	163,382
States and political subdivisions	-	131,989	-	131,989
Corporates	3,951	1,613,573	-	1,617,524
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	437,531	-	437,531
Commercial mortgage-backed securities	-	112,167	-	112,167
Other asset-backed securities	-	246,858	500	247,358
Total available-for-sale fixed-maturity securities	3,951	2,715,016	500	2,719,467
Short Term Investments	-	276	-	276
Total available-for-sale securities	3,951	2,715,292	500	2,719,743
Equity securities	27,062	974	1,644	29,680
Trading securities	-	18,383	-	18,383
Cash and cash equivalents	613,148	-	-	613,148
Separate accounts	-	2,395,842	-	2,395,842
Total fair value assets	$644,161	$5,130,491	$2,144	$5,776,796
Fair value liabilities:
Separate accounts	$-	$2,395,842	$-	$2,395,842
Total fair value liabilities	$-	$2,395,842	$-	$2,395,842

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$30,468	$-	$30,468
Foreign government	-	152,915	-	152,915
States and political subdivisions	-	122,245	-	122,245
Corporates	3,586	1,493,263	-	1,496,849
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	401,730	-	401,730
Commercial mortgage-backed securities	-	122,967	-	122,967
Other asset-backed securities	-	168,282	-	168,282
Total available-for-sale fixed-maturity securities	3,586	2,491,870	-	2,495,456
Short Term Investments	-	69,406	-	69,406
Total available-for-sale securities	3,586	2,561,276	-	2,564,862
Equity securities	32,727	967	1,710	35,404
Trading securities	-	3,698	-	3,698
Cash and cash equivalents	489,240	-	-	489,240
Separate accounts	-	2,305,717	-	2,305,717
Total fair value assets	$525,553	$4,871,658	$1,710	$5,398,921
Fair value liabilities:
Separate accounts	$-	$2,305,717	$-	$2,305,717
Total fair value liabilities	$-	$2,305,717	$-	$2,305,717

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2023	2022
	(In thousands)
Level 3 assets, beginning of period	$1,710	$3,596
Net unrealized gains (losses) included in other comprehensive income	-	(1)
Realized gains (losses) and accretion (amortization) recognized in earnings	(66)	(204)
Purchases	500	1,661
Sales	-	-
Settlements	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	(3,342)
Level 3 assets, end of period	$2,144	$1,710

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the years ended December 31, 2023 and 2022.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2023		December 31, 2022
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,719,467	$2,719,467	$2,495,456	$2,495,456
Fixed-maturity security (held-to-maturity) (1)	1,386,980	1,334,892	1,444,920	1,340,265
Short-term investments (available-for-sale)	276	276	69,406	69,406
Equity securities	29,680	29,680	35,404	35,404
Trading securities	18,383	18,383	3,698	3,698
Policy loans (1)	38,975	38,975	35,940	35,940
Deposit asset underlying 10% coinsurance agreement (1)	187,377	187,377	224,371	224,371
Separate accounts	2,395,842	2,395,842	2,305,717	2,305,717
Liabilities:
Note payable (2) (3)	593,709	508,832	592,905	491,753
Surplus note (1) (2)	1,386,592	1,329,159	1,444,469	1,333,047
Separate accounts	2,395,842	2,395,842	2,305,717	2,305,717

(1)
Classified as level 3 fair value measurement.
(2)
Carrying value amounts shown are net of unamortized issuance costs.
(3)
Classified as level 2 fair value measurement.

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

Reinsurance recoverables represents ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The amounts of ceded claim liabilities included in reinsurance recoverables that we paid and which are recoverable from those reinsurers were $22.0 million and $7.5 million as of December 31, 2023 and 2022, respectively. Benefits and claims ceded to reinsurers for 2023, 2022, and 2021 were $1,376.4 million, $1,340.6 million, and $1,258.1 million, respectively.

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

In the 10% Coinsurance Agreement, we ceded to Prime Reinsurance Company (“Prime Re”), an affiliate of Citigroup, 10% of our U.S. (except New York) term life insurance business in force at year-end 2009 subject to an experience refund provision. As the 10% Coinsurance Agreement includes an experience refund provision, it does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the economic reserves. The deposit asset held in support of this agreement was $187.4 million and $224.4 million at December 31, 2023 and 2022, respectively. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on the deposit asset is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. The finance charge on the statutory reserves in excess of economic reserves funded by Prime Re in support of the 10% Coinsurance Agreement is 0.5% per annum and is reflected in interest expense in our consolidated statements of income.

The following table represents the Company’s in-force life insurance as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Direct life insurance in-force	$946,756,416	$919,081,738
Amounts ceded to other companies	(810,145,801)	(787,907,229)
Net life insurance in-force	$136,610,615	$131,174,509
Percentage of reinsured life insurance in-force	86%	86%

Reinsurance recoverables include ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The Company allocated reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	December 31, 2023		December 31, 2022
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life and Health America, Inc. (Novated from Pecan Re Inc.) (1)	$2,271,223	A+	$2,392,548	A+
Munich Re of Malta (1) (2)	243,890	N/R	244,435	NR
SCOR Global Life Reinsurance Companies (3)	160,381	A	180,958	A+
American Health and Life Insurance Company (1)	141,771	B++	147,915	B++
Munich American Reassurance Company	50,273	A+	59,522	A+
Swiss Re Life & Health America Inc. (4)	43,873	A+	54,403	A+
RGA Reinsurance Company	43,188	A+	48,775	A+
Korean Reinsurance Company	41,373	A	45,206	A
All other reinsurers	20,925	-	38,714	-
Allowance for credit losses	(1,120)		(2,936)
Reinsurance recoverables	$3,015,777		$3,209,540

NR – not rated by A.M. Best

(1) Reinsurance recoverables include balances ceded under coinsurance transactions of term life insurance policies that were in force as of December 31, 2009.

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

The rollforward of the allowance for credit losses (“ACL”) on reinsurance recoverables for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Balance, beginning of period	$2,936	$2,942	$7,144
Current period provision for expected credit losses	3,703	164	502
Writeoffs charged against the ACL, if any	(5,519)	-	(4,651)
Recoveries of amounts previously written off	-	(170)	(53)
Balance, at the end of period	$1,120	$2,936	$2,942

(7) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Year ended December 31,
	2023		2022
	(In thousands)
	Term Life	Segregated Funds (Canada)	Term Life	Segregated Funds (Canada)
DAC balance, beginning of period	$3,106,148	$62,341	$2,869,812	$65,411
Capitalization	521,718	4,353	507,834	7,003
Amortization	(268,803)	(5,479)	(254,875)	(5,581)
Foreign exchange translation and other	7,218	1,814	(16,623)	(4,492)
DAC balance, end of period	$3,366,281	$63,029	$3,106,148	$62,341

Reconciliation of DAC by product was as follows:

	Year ended December 31,
	2023	2022
	(In thousands)
Term Life	$3,366,281	$3,106,148
Segregated Funds (Canada)	63,029	62,341
Other	17,924	20,013
Total DAC, net	$3,447,234	$3,188,502

(8) Separate Accounts

The following table represents the fair value of assets supporting separate accounts by major investment category:

	Year ended December 31,
	2023	2022
	(In thousands)
Fixed-income securities	$876,524	$796,384
Equity securities	1,436,122	1,340,541
Cash and cash equivalents	87,530	181,162
Due to/from funds	(4,357)	(12,399)
Other	23	29
Total separate account assets	$2,395,842	$2,305,717

The following table represents the balances of and changes in separate account liabilities:

	Year ended December 31,
	2023	2022
	(In thousands)
Separate account liabilities balance, beginning of period	$2,305,717	$2,799,992
Premiums and deposits	186,631	253,982
Surrenders and withdrawals	(343,473)	(293,278)
Investment performance	245,565	(202,997)
Management fees and other charges	(62,159)	(62,281)
Foreign exchange translation	63,561	(189,701)
Separate account liabilities balance, end of period	$2,395,842	$2,305,717
Cash surrender value	$2,354,813	$2,268,436

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

(9) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Year ended December 31,
	2023	2022
	(In thousands)
Policy claims and other benefits payable, beginning of period	$538,250	$585,382
Less reinsured policy claims and other benefits payable	542,621	637,139
Net balance, beginning of period	(4,371)	(51,757)
Incurred related to current year	253,607	248,127
Incurred related to prior years (1)	(3,856)	(4,363)
Total incurred	249,751	243,764
Claims paid related to current year, net of reinsured policy claims received	(283,808)	(263,114)
Reinsured policy claims received related to prior years, net of claims paid	18,119	67,267
Total paid	(265,689)	(195,847)
Foreign currency translation	250	(531)
Net balance, end of period	(20,059)	(4,371)
Add reinsured policy claims and other benefits payable	533,862	542,621
Balance, end of period	$513,803	$538,250

(1)
Includes the difference between our estimate of claims incurred but not yet reported at year end and the actual incurred claims reported after year end.

(10) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Year ended December 31,
	2023	2022
	(Dollars in thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$13,053,386	$14,988,852
Balance at original discount rate, beginning of period	13,521,221	12,800,441
Effect of changes in cash flow assumptions	(5,364)	26,090
Effect of actual variances from expected experience	(229,884)	8,653
Adjusted balance, beginning of period	13,285,973	12,835,184
Issuances	1,836,290	1,892,716
Interest accrual at original discount rate	544,806	486,436
Net premiums collected	(1,682,924)	(1,623,000)
Foreign currency translation	28,408	(70,115)
Expected net premiums at original discount rate, end of period	14,012,553	13,521,221
Effect of changes in discount rate assumptions	(35,200)	(467,835)
Expected net premiums at then current discount rate, end of period	$13,977,353	$13,053,386

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$19,143,253	$23,309,576
Balance at original discount rate, beginning of period	19,706,818	18,991,175
Effect of changes in cash flow assumptions	(7,254)	29,915
Effect of actual variances from expected experience	(225,539)	21,101
Adjusted balance, beginning of period	19,474,025	19,042,191
Issuances	1,840,996	1,892,730
Interest Accrual at original discount rate	856,727	796,017
Benefit payments	(1,823,542)	(1,915,518)
Foreign currency translation	43,488	(108,602)
Expected future policy benefits at original discount rate, end of period	20,391,694	19,706,818
Effect of changes in discount rate assumptions	116,741	(563,565)
Expected future policy benefits at then current discount rate, end of period	$20,508,435	$19,143,253

LFPB	$6,531,082	$6,089,867
Less: reinsurance recoverables	3,001,074	3,186,264
Net LFPB, after reinsurance recoverables	$3,530,008	$2,903,603

Weighted-average duration of net LFPB (in years)	7.9	7.8

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

During the review, volatility in our experience studies was observed across all material assumptions, in large part due to the impact of the COVID-19 pandemic, and in the case of persistency, current economic trends. Mortality in excess of LFPB assumptions was experienced from 2020 to the first half of 2022 due to an increase in death claims caused by the COVID-19 pandemic. Conversely, mortality experienced in 2023 has been lower than expected compared to our LFPB assumptions, which may be due in part to a pull forward effect from the COVID-19 pandemic. Persistency rates were at historical highs during the COVID-19 pandemic and into the early part of 2022 and then regressed well below our LFPB assumptions after the pandemic subsided in 2022. In 2023, persistency rates have trended towards more historical levels but are still below our LFPB assumptions for certain issue year cohorts. When examining our term life waiver of premium benefit experience, we have noted that disability incidence rates have fallen since the COVID-19 pandemic and disability recovery rates have also experienced volatility.

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

The only LFPB assumption that was changed during the year ended December 31, 2023 was shifting forward our assumption for long-term mortality improvement one year for applicable cohorts in our Term Life Insurance segment. We made a similar assumption change in 2022. The impact of this assumption change was immaterial to the measurement of the LFPB in both 2023 and 2022.

Discount rates, while a material assumption to our LFPB, are not part of the assumption-setting process since they are updated quarterly based on observable rates. There have been no changes with the compilation of data sources used for this input.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the years ended December 31, 2023, 2022, and 2021.

The following table reconciles the LFPB to the consolidated balance sheets:

	December 31, 2023	December 31, 2022
	(In thousands)
Term Life Insurance	$6,531,082	$6,089,867
Other	210,943	208,039
Total	$6,742,025	$6,297,906

The following table reconciles the reinsurance recoverables to the consolidated balance sheets:

	December 31, 2023	December 31, 2022
	(In thousands)
Term Life Insurance	$3,001,074	$3,186,264
Other	14,703	23,276
Total	$3,015,777	$3,209,540

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	December 31, 2023		December 31, 2022
	(In thousands)
Term Life Insurance
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$33,342,272	$20,508,435	$31,904,059	$19,143,253
Expected future gross premiums	$38,701,869	$26,687,880	$37,135,605	$25,070,802

The amount of revenue and interest recognized in our consolidated statements of income were as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Term Life Insurance
Gross premiums	$3,292,760	$3,209,088	$3,099,828
Interest accretion (expense)	$(311,921)	$(309,581)	$(327,378)

The weighted-average discount rates were as follows:

	December 31, 2023	December 31, 2022
Term Life Insurance
Original discount rate	4.93%	5.00%
Current discount rate	4.91%	5.28%

There were no changes to the methods used to determine the discount rates during the years ended December 31, 2023, 2022, and 2021.

(11) Debt

Notes Payable. Notes payable consisted of the following:

	December 31, 2023	December 31, 2022
	(In thousands)
2.80% Senior Notes, due November 19, 2031	$600,000	$600,000
Unamortized issuance discount on notes payable	(2,115)	(2,385)
Total notes payable (1)	$597,885	$597,615

(1)
Excludes unamortized debt issuance costs.

As of December 31, 2023, we had outstanding $600.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in November 2021 at a price of 99.55% of the principal amount with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19, and are scheduled to mature on November 19, 2031. As of December 31, 2023, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2023.

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

Surplus Note. As of December 31, 2023, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.4 billion, which is equal to the principal amount of the LLC Note. The principal amounts of the Surplus Note and the LLC Note have reached their peaks and are expected to decrease over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note. See Note 4 (Investments) for more information on the LLC Note.

Revolving Credit Facility. On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Adjusted Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the year ended December 31, 2023, no amounts were drawn under the Revolving Credit Facility. As of December 31, 2023, we were in compliance with the covenants of the Revolving Credit Facility. Furthermore, no events of default occurred under the Revolving Credit Facility during the year ended December 31, 2023.

(12) Income Taxes

Income tax expense. Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2023
Federal	$170,116	$(30,865)	$139,251
Foreign	39,818	(11,318)	28,500
State and local	8,525	(1,197)	7,328
Total tax expense	$218,459	$(43,380)	$175,079

Year ended December 31, 2022
Federal	$149,034	$(25,328)	$123,706
Foreign	51,692	(24,340)	27,352
State and local	5,029	(3,134)	1,895
Total tax expense	$205,755	$(52,802)	$152,953

Year ended December 31, 2021
Federal	$115,657	$14,902	$130,559
Foreign	43,687	(11,028)	32,659
State and local	5,440	(1,114)	4,326
Total tax expense	$164,784	$2,760	$167,544

Income before income taxes. Income before income taxes by domestic and foreign were as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Income before income taxes by domestic and foreign
Domestic	$646,865	$510,749	$520,537
Foreign	104,815	109,234	122,992
Total income before income taxes	$751,680	$619,983	$643,529

Effective tax rate reconciliation. Total income tax expense is different from the amount determined by multiplying income before income taxes by the U.S. statutory federal tax rate of 21% for the years ended December 31, 2023, 2022 and 2021. The reconciliation for such difference follows:

	Year ended December 31,
	2023		2022		2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$157,853	21.0%	$130,196	21.0%	$135,141	21.0%
Goodwill impairment loss	-	0.0%	12,600	2.0%	15,960	2.5%
Other	17,226	2.3%	10,157	1.7%	16,443	2.5%
Total tax expense / effective rate	$175,079	23.3%	$152,953	24.7%	$167,544	26.0%

Deferred tax assets and liabilities. The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Future policy benefit reserves and unpaid policy claims	$492,138	$368,283
Net operating loss and interest carryforwards	19,219	28,675
Investments	41,590	59,085
Future deductible liabilities	21,791	23,217
Foreign tax credits	26,637	36,424
Other	31,437	23,809
Total deferred tax assets before valuation allowance	632,812	539,493
Valuation allowance	(26,724)	(36,511)
Total deferred tax assets after valuation allowance	$606,088	$502,982

Deferred tax liabilities:
Deferred policy acquisition costs	$(441,730)	$(408,582)
Renewal commissions receivable	(50,911)	(53,874)
Intangibles	(45,734)	(47,806)
Reinsurance deposit asset	(39,349)	(47,118)
Other	(24,348)	(19,112)
Total deferred tax liabilities	(602,072)	(576,492)
Net deferred tax assets (liabilities)	$4,016	$(73,510)

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

The Company has federal net operating losses resulting in a deferred tax asset of $4.1 million as of December 31, 2023. The federal net operating losses as of December 31, 2023 have an indefinite life. The Company has state net operating losses and interest carryforwards resulting in a net deferred tax asset of $15.1 million, of which approximately half are available for use through 2037 and approximately half with an indefinite life. The Company has no other material net operating loss or credit carryforwards other than foreign tax credit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. As of December 31, 2023, management identified excess foreign tax credits of approximately $26.6 million that could not be used to offset the mandatory deemed repatriation of foreign earnings tax stipulated by the Tax Cuts and Jobs Act of 2017 and believes it will not be able to utilize these foreign tax credits in the future. Therefore, the Company established a deferred tax asset for these foreign tax credits with a corresponding full valuation allowance. These foreign tax credits are available for use through 2027 with some beginning to expire in 2024. With the exception of these foreign tax credits, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Therefore, there were no other significant deferred tax asset valuation allowances as of December 31, 2023 or 2022.

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

Unrecognized tax benefits. The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $18.6 million and $18.8 million as of December 31, 2023 and 2022, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. The total amount of accrued interest and penalties in the consolidated balance sheets was $3.9 million and $3.4 million as of December 31, 2023 and 2022, respectively. Additionally, we recognized less than $0.5 million of interest expense related to unrecognized tax benefits in the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021.

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2023, 2022, and 2021 is as follows:

	December 31,
	2023	2022	2021
	(In thousands)
Unrecognized tax benefits, beginning of period	$20,180	$19,224	$17,104
Change in prior period unrecognized tax benefits	(2,327)	(944)	(103)
Change in current period unrecognized tax benefits	3,551	3,993	3,777
Reductions as a result of a lapse in statute of limitations	(2,042)	(2,093)	(1,554)
Unrecognized tax benefits, end of period	$19,362	$20,180	$19,224

We have an immaterial amount of penalties included in calculating our provision for income taxes. There is no significant change that is reasonably possible to occur within twelve months of the reporting date.

The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the year ended December 31, 2020 and thereafter for federal income tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2019 and thereafter for federal and provincial income tax purposes.

Qualified investment tax credit projects. We have investments in various limited partnerships that sponsor qualified affordable housing projects, which meet the definition of a VIE. We are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. The maximum exposure to loss as a result of our involvement in these VIEs equals the carrying value of the investments. The primary economic purpose of these investments is to achieve a satisfactory return on capital through the receipt of tax credits. Our qualified affordable housing project investments are accounted for using the proportional amortization method of accounting. During the year ended December 31, 2023 and 2022, the amount of income tax benefits recognized from these investments was insignificant.

Our investment in qualified affordable housing projects was $11.5 million and $12.8 million as of December 31, 2023 and 2022, respectively, and is included within policy loans and other invested assets on our consolidated balance sheets. Additionally, unfunded commitments to provide additional capital to investees in qualified affordable housing projects was $9.1 million and $9.7 million as of December 31, 2023 and 2022, respectively, and are included within other liabilities on our consolidated balance sheets. Substantially all of the unfunded commitments as of December 31, 2023 are expected to be paid out within the next four years.

During the year ended December 31, 2023, we invested in a limited partnership that constructed and operates a solar energy generation facility (“Solar Farm”), which meets the definition of a VIE. We are not the primary beneficiary of this VIE because we do not have the power to direct the activities that most significantly impact the entity's economic performance. The maximum exposure to loss from our involvement in this VIE equals the carrying value of the investment. The primary economic purpose of this investment is to achieve a satisfactory return on capital through the receipt of tax credits and other tax attributes. Our investment in the Solar Farm is accounted for using the equity method of accounting. As of December 31, 2023, the carrying amount of our investment in the Solar Farm was $0.7 million and is included in Policy loans and other invested assets in the accompanying consolidated balance sheet. The carrying value recognized includes capital contributions of $16.2 million reduced by $15.5 million of tax credits and other tax attributes. The amount of investment income (loss) and income tax benefit recognized in the accompanying consolidated statements of income were not material due to our policy of reducing the carrying value of the investment by the tax credits and other tax attributes. As of December 31, 2023, there are no scheduled unfunded commitments; however, we have agreed to invest additional funds of up to $5.9 million if the Solar Farm provides us with a corresponding amount of additional qualified tax credits.

(13) Stockholders’ Equity

The following table shows changes in our outstanding common stock:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Common stock, beginning of period	36,824	39,368	39,306
Shares of common stock issued upon exercise of stock options	60	-	10
Shares of common stock issued when sales restrictions on RSUs lapsed and PSUs were earned	207	236	225
Common stock retired	(2,095)	(2,780)	(173)
Common stock, end of period	34,996	36,824	39,368

The above table excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of December 31, 2023, we had a total of 256,889 RSUs and 65,459 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreement; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 15 (Share-Based Transactions) for a discussion of the PSU award structure.

On November 17, 2022, our Board of Directors authorized a share repurchase program for up to $375.0 million of our outstanding common stock for purchases from January 1, 2023 through December 31, 2023 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 2,025,774 shares of our common stock in the open market for an aggregate purchase price of $375.0 million through December 31, 2023. There is no remaining authority under the Share Repurchase Program as of December 31, 2023. On November 16, 2023, our Board of Directors authorized a new $425.0 million share repurchase program (the "New Share Repurchase Program") to occur from November 16, 2023 through December 31, 2024. We did not repurchase any shares under the New Share Repurchase Program in 2023.

(14) Earnings Per Share

The Company has outstanding common stock and equity awards that consist of RSUs and PSUs. All outstanding stock options were exercised during the year ended December 31, 2023. The RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations.

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

The calculation of basic and diluted EPS was as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income attributable to Primerica, Inc.	$576,601	$472,068	$477,362
Income attributable to unvested participating securities	(2,483)	(2,131)	(1,960)
Net income used in calculating basic EPS	$574,118	$469,937	$475,402
Denominator:
Weighted-average vested shares	35,954	37,997	39,530
Basic EPS	$15.97	$12.37	$12.03

Diluted EPS:
Numerator:
Net income attributable to Primerica, Inc.	$576,601	$472,068	$477,362
Income attributable to unvested participating securities	(2,479)	(2,126)	(1,955)
Net income used in calculating diluted EPS	$574,122	$469,942	$475,407
Denominator:
Weighted-average vested shares	35,954	37,997	39,530
Dilutive effect of incremental shares to be issued for contingently-issuable shares	73	109	122
Weighted-average shares used in calculating diluted EPS	36,027	38,106	39,652
Diluted EPS	$15.94	$12.33	$11.99

(15) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. Second Amended and Restated 2010 Omnibus Incentive Plan (“2010 OIP”), which expired in 2020 in accordance with its terms and under which no future awards will be made, and the Primerica, Inc. 2020 Omnibus Incentive Plan (the “2020 OIP”, and together with the 2010 OIP, the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who served on our

Board of Directors, and sales force leaders. As of December 31, 2023, we had 1.3 million shares available for future grants under the 2020 OIP.

Employee and Director Share-Based Compensation. As of December 31, 2023, the Company had outstanding RSUs and PSUs issued to our management (officers and other key employees), as well as RSUs issued to our directors, under the OIP.

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

All of our outstanding employee and director RSU awards are eligible for dividend equivalents regardless of vesting status.

We recognized expense and tax benefit offsets as follows for employee and director RSU share-based compensation:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Total equity awards expense recognized	$11,854	$12,626	$11,779
Tax benefit associated with total employee and director share-based compensation	1,874	1,642	1,638

The following table summarizes employee and director RSU activity during the years ended December 31, 2023, 2022, and 2021.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee and director RSUs, December 31, 2020	166	$117.87
Granted	84	144.95
Forfeited	(4)	147.23
Vested	(93)	116.55
Unvested employee and director RSUs, December 31, 2021	153	132.85
Granted	113	117.06
Forfeited	(3)	123.38
Vested	(90)	129.89
Unvested employee and director RSUs, December 31, 2022	173	131.78
Granted	67	185.71
Forfeited	(3)	155.49
Vested	(91)	132.72
Unvested employee and director RSUs, December 31, 2023	146	155.63

As of December 31, 2023, total compensation cost not yet recognized in our consolidated financial statements related to employee and director RSU awards with time-based vesting conditions yet to be reached was $5.9 million, and the weighted-average period over which cost will be recognized was 0.8 years.

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

In connection with our granting of PSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Total employee PSU award expense	$2,565	$2,092	$3,494
Tax benefit associated with total employee PSU award expense	-	-	-

The following table summarizes PSU activity during the years ended December 31, 2023, 2022, and 2021.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee PSUs, December 31, 2020(1)	81	$113.99
Granted	22	143.04
Forfeited	-	-
Performance Adjustment	3	100.55
Vested	(33)	100.55
Unvested employee PSUs, December 31, 2021(1)	73	128.30
Granted	27	130.30
Forfeited	-	-
Performance Adjustment	2	122.62
Vested	(28)	122.62
Unvested employee PSUs, December 31, 2022(1)	74	130.97
Granted	17	185.24
Forfeited	-	-
Performance Adjustment	(5)	121.42
Vested	(21)	121.42
Unvested employee PSUs, December 31, 2023(1)	65	148.94

(1)
The 2021 PSU awards outstanding are based on the actual performance for the 2021 to 2023 performance period. As a result of the performance achieved during the performance period, recipients will receive an aggregate of 15,398 shares of common stock on the vesting date of March 1, 2024, reflecting a payout rate of 70.5%. The 2022 PSU awards outstanding are based on target. Depending upon the performance achieved during the performance period, recipients may receive between 0 and 39,713 shares of common stock. The 2023 PSU awards outstanding are based on target. Depending upon the performance achieved during the performance period, recipients may receive between 0 and 25,709 shares of common stock.

As of December 31, 2023 the Company did not have any unrecognized compensation related to PSU awards.

Stock Options. From 2013 to 2016, the Company issued stock options to certain of its executive officers under the OIP as part of their annual equity compensation. Stock options were granted with an exercise price equal to the fair market value of our common stock on the grant date, and they expire 10 years from the date of grant. These options had time-based restrictions with equal and annual graded vesting over a three-year period and are all fully vested. Upon retirement, employees had the lesser of three years or the remaining option term to exercise any vested options. We did not issue any stock options in 2023, 2022 or 2021 and no stock options were outstanding as of December 31, 2023. We did not have any compensation expense or related tax benefits for stock option awards in 2023, 2022, or 2021.

The following table summarizes activity related to stock options outstanding and exercisable during the years ended December 31, 2023, 2022, and 2021:

	Outstanding		Exercisable
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
Outstanding at December 31, 2020	70	$44.23	70	$44.23
Granted	-	-
Exercised	(10)	41.88
Outstanding at December 31, 2021	60	44.62	60	44.62
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2022	60	44.62	60	44.62
Granted	-	-
Exercised	(60)	44.62	-	-
Outstanding at December 31, 2023	-	-	-	-

The intrinsic value, tax benefit realized and value of shares withheld related to option exercise activity are summarized as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Intrinsic value of options exercised	$8,606	$-	$1,156
Tax benefit realized from the options exercised	-	-	-
Value of issued shares withheld to satisfy option exercise price	2,674	-	419

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

The following table summarizes non-employee RSU activity during the years ended December 31, 2023, 2022, and 2021.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2020	26	$134.75
Granted	99	150.72
Vested	(94)	145.03
Unvested non-employee RSUs, December 31, 2021	31	154.59
Granted	118	129.99
Vested	(117)	133.25
Unvested non-employee RSUs, December 31, 2022	32	141.60
Granted	79	189.64
Vested	(86)	167.07
Unvested non-employee RSUs, December 31, 2023	25	205.67

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

Details on the granting and valuation of these awards were as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Quarterly incentive awards expense recognized currently	$4,492	$4,060	$4,036
Quarterly incentive awards expense deferred	10,546	11,260	10,807
Tax benefit associated with incentive awards	2,965	3,056	2,904

As of December 31, 2023, all agent equity awards were fully vested with the exception of approximately 25,399 shares that vested on January 1, 2024.

(16) Statutory Accounting and Dividend Restrictions

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

Primerica Life’s statutory capital and surplus as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Statutory capital and surplus	$781,222	$834,565

Primerica Life’s statutory net gain from operations was $290.3 million, $446.1 million, and $257.3 million for 2023, 2022, and 2021, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2023. During 2023, Primerica Life paid ordinary dividends of $330.0 million to the Parent Company. As of January 1, 2024, the amount of dividends Primerica Life could pay from statutory unassigned surplus without prior approval of the commissioner of the Tennessee DOCI was $283.5 million, which is limited by the amount of statutory unassigned surplus on that date. Primerica Life’s ordinary dividend capacity was subsequently reduced on January 2, 2024 due to the termination of the Peach Re Coinsurance Agreement discussed in the next paragraph.

Primerica Life’s investment basis in NBLIC, Peach Re, and Vidalia Re reflect their statutory capital and surplus amounts recorded in accordance with statutory accounting practices prescribed or permitted by the NAIC and/or each subsidiary’s state of domicile; New York and Vermont. Peach Re was formed as a special-purpose financial captive insurance company and, with the explicit permission of the Vermont DOI, has included the value of a letter of credit serving as collateral for its policy reserves as an admitted asset in its statutory capital and surplus. This permitted accounting practice was critical to the organization and operational plans of Peach Re and explicitly included in the licensing order issued by the Vermont DOI. The impact of this permitted practice as of December 31, 2023 was $41.5 million on Peach Re’s statutory capital and surplus. As of December 31, 2023, even if Peach Re had not been permitted to include the letter of credit as an admitted asset, Primerica Life would not have been below the minimum statutory capital and surplus level that triggers a regulatory action event. Effective January 2, 2024, Peach Re terminated the letter of credit as discussed further in Note 17 (Commitments and Contingent Liabilities), the impact of which decreased Primerica Life’s statutory capital and surplus and ordinary dividend capacity by $53.2 million. There are no other permitted accounting practices that are not encompassed in prescribed statutory accounting practices.

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

Primerica Life Canada’s capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds internal capital targets. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI’s capital guidelines. As of December 31, 2023 and 2022, Primerica Life Canada’s statutory capital and surplus satisfied regulatory requirements and was $682.9 million and $511.4 million, respectively.

In Canada, dividends can typically be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. Primerica Life Canada’s dividend capacity at January 1, 2024 was estimated to be $180.9 million, which was calculated based on satisfying the Company’s internal capital targets. During 2023, Primerica Life Canada paid ordinary dividends of $22.4 million to its parent company.

(17) Commitments and Contingent Liabilities

Letter of Credit (“LOC”). Peach Re maintained a Credit Facility Agreement with Deutsche Bank (the “Credit Facility Agreement”) to support certain obligations for a portion of the reserves (commonly referred to as Regulation XXX reserves) related to level premium term life insurance policies ceded to Peach Re from Primerica Life under the Peach Re Coinsurance Agreement.

Under the Credit Facility Agreement, Deutsche Bank issued a letter of credit in the initial amount of $450.0 million with a term that was originally set to expire on December 31, 2025 for the benefit of Primerica Life, the direct parent of Peach Re. Subject to certain conditions, the amount of the LOC periodically increased up to a maximum amount of approximately $507.0 million, which was reached in 2014. The amount of the LOC then declined over time to correspond to the declines in the Regulation XXX reserve. As of December 31, 2023, the amount outstanding under the LOC was $41.5 million, and the Company was in compliance with all financial covenants under the Credit Facility Agreement. Effective January 2, 2024, Primerica Life recaptured the block of business reinsured under the Peach Re Coinsurance Agreement and exercised its right to terminate the Credit Facility Agreement with Deutsche Bank without an early termination penalty.

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

(18) Benefit Plans

We sponsor defined contribution plans for the benefit of our employees. The expense associated with these plans was approximately $11.5 million, $10.5 million, and $10.5 million in 2023, 2022, and 2021, respectively.

(19) Revenue from Contracts with Customers

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
•
Other Senior Health segment revenues earned for providing certain marketing services and health risk assessment services, which are recorded in Other, net revenue;
•
Fees associated with mortgage brokerage and the distribution of other third-party financial products; and
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

The disaggregation of our revenues from contracts with customers were as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$48,286	$50,320	$48,970
Total segment revenues from contracts with customers	48,286	50,320	48,970
Revenues from sources other than contracts with customers	1,644,756	1,585,646	1,490,230
Total Term Life Insurance segment revenues	$1,693,042	$1,635,966	$1,539,200

Investment and Savings Products segment revenues:
Commissions and fees:
Sales-based revenues	$296,617	$326,378	$401,508
Asset-based revenues	408,327	375,502	376,751
Account-based revenues	93,189	90,391	86,939
Other, net	12,504	12,610	12,097
Total segment revenues from contracts with customers	810,637	804,881	877,295
Revenues from sources other than contracts with customers (segregated funds)	54,628	58,551	64,552
Total Investment and Savings Products segment revenues	$865,265	$863,432	$941,847

Senior Health segment revenues:
Commissions and fees	$57,563	$47,420	$50,903
Other, net	9,621	15,262	9,537
Total Senior Health segment revenues	$67,184	$62,682	$60,440

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$40,092	$46,434	$62,160
Other, net	4,609	4,967	3,971
Total segment revenues from contracts with customers	44,701	51,401	66,131
Revenues from sources other than contracts with customers	145,499	106,652	102,114
Total Corporate and Other Distributed Products segment revenues	$190,200	$158,053	$168,245

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

Distribution of Medicare-Related Insurance Products on Behalf of Health Insurance Carriers. As a result of the acquisition of e-TeleQuote, the Company distributes Medicare-related insurance policies to eligible Medicare beneficiaries offered by third-party health insurance carriers. e-TeleQuote receives initial commissions and renewal commissions from health insurance carriers for enrollments in policies it has distributed. The Company recognizes commission revenue in accordance with the following five steps outlined in ASC 606 discussed in further detail below:

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

The transaction price is identified as the first-year commission, including administrative and marketing development payments received on a per approved policy basis, due upon the initial approval of a policy as well as an estimate of renewal commission, which we define collectively as the Lifetime value of commissions. Commissions earned are determined based on the health insurance carrier, where the insured is based, and the month in which the policy becomes effective. The commissions are based on contractually agreed upon rate cards for which guidance and ranges are set by the regulatory body – Centers for Medicare and Medicaid Services (“CMS”).

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

Other Senior Health Segment Revenues. As a result of the acquisition of e-TeleQuote, the Company earns revenues for providing certain marketing services and health risk assessment services to health insurance carriers during the process of selling Medicare-related insurance products on behalf of health insurance carriers, which are recorded in Other, net revenue.

Distribution of Other Third-party Financial Products. We distribute various other financial products on behalf of third parties to consumers. We receive up-front commissions and/or renewal commissions from product providers for sales of other financial product sales we have arranged. We recognize revenue at the point in time our performance obligation to product providers is satisfied, which is generally on the date the financial product is purchased by the consumer from the product provider. For certain financial products, most notably prepaid legal subscriptions and auto and homeowners’ insurance referrals, we receive ongoing renewal commissions that coincide with recurring payments received by product providers from active subscribers or policyholders. Ongoing renewal commissions represent variable consideration that will not be resolved until after the reporting period in which our performance obligation has been satisfied. We estimate variable consideration in the transaction price for these financial products (with the exception of miscellaneous products for which we expect nominal ongoing commissions) as the expected amount of commissions to be received over the life of the subscription or referred policy and apply a constraint so that it is probable that a subsequent change in estimate will not result in a significant revenue reversal. Management judgment primarily is required to determine the average life of a subscription or referred policy, which we establish based on historical information. We recognize variable consideration in excess of the amount constrained in subsequent reporting periods when the uncertainty is resolved and the excess amounts are due from the product providers.

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

Activity in the Renewal commissions receivable account was as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Senior Health segment:
Balance, beginning of period	$139,399	$172,308	$-
Contract balances acquired as part of business combination	-	-	199,575
Measurement period adjustment	-	(11,863)	(46,128)
Commissions revenue	30,892	42,628	37,225
Less: collections	(43,731)	(40,740)	(13,442)
Tail revenue adjustment from change in estimate	2,326	(22,934)	(4,922)
Balance, at the end of period	$128,886	$139,399	$172,308

Corporate and Other Distributed Products segment:
Balance, beginning of period	$60,644	$59,443	$54,845
Commissions revenue	25,188	25,325	27,618
Less: collections	(24,460)	(24,124)	(23,020)
Balance, at the end of period	$61,372	$60,644	$59,443

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(20) Leases

We have operating leases for office space and other real estate and finance leases of office equipment. During 2023, we extended the lease for our home office facility located in Duluth, Georgia. The lease was set to expire in June 2028 and was extended to December 31, 2035. Upon modifying the lease, the Company reassessed its classification and concluded the lease remains an operating lease. The lease disclosures below reflect the extension of this lease as of December 31, 2023.

In aggregate, our leases have remaining lease terms of less than 1 year to 12 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year, exercisable at the Company’s discretion. Operating lease right-of-use assets and operating lease liabilities are presented separately in our consolidated balance sheets. As of December 31, 2023 and December 31, 2022, finance lease right-of-use assets of $0.5 million and $0.7 million, respectively, and finance lease liabilities of $0.5 million and $0.8 million, respectively, were recorded within Other assets and Other liabilities within our consolidated balance sheets. The Company determines its lease liabilities, which are measured at the present value of future lease payments, using the Company’s incremental secured borrowing rate at the lease commencement date that is commensurate with the term of the underlying lease or the rate implicit in the lease if readily determinable.

The components of lease expense were as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Operating lease cost
Operating lease cost	$9,437	$9,686	$8,620
Variable lease cost (includes taxes, common area maintenance and insurance)	1,130	1,099	980
Finance lease cost
Depreciation of finance lease assets	258	271	280
Interest on lease liabilities	37	55	60
Total lease cost	$10,862	$11,111	$9,940

Other information related to leases was as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$7,478	$9,960	$8,878
Operating cash flows used in finance leases (1)	37	55	60
Financing cash flows used in finance leases	265	262	264

(1)
Included in change in other operating assets and liabilities, net in the accompanying consolidated statements of cash flows.

	December 31, 2023	December 31, 2022

Weighted Average Remaining Lease Term
Operating leases	10 years	6 years
Finance leases	2 years	3 years

Weighted Average Discount Rate
Operating leases	4.7%	4.2%
Finance leases	5.7%	6.0%

Future minimum lease payments under non-cancellable leases were as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2024(1)	$5,405	$270
2025	8,947	193
2026	8,706	78
2027	8,611	-
2028	5,522	-
Thereafter	42,883	-
Total minimum rental commitments for operating leases	80,074	541
Less imputed interest	18,716	29
Total lease liabilities	$61,358	$512

(1)
Excludes $4.8 million of scheduled rent payments expected to be offset by a leasehold improvement allowance funded by the landlord of our home office facility.

(21) Acquisition

On July 1, 2021, the Company acquired an 80% interest, as described in the next paragraph, in the operating subsidiaries of Etelequote Bermuda, including e-TeleQuote, a Florida corporation that is a senior health insurance distributor of Medicare-related insurance policies in all 50 states and Puerto Rico (the “Acquisition”).

The Company’s subsidiary, Primerica Health, purchased from the shareholders of Etelequote Limited (“Etelequote Bermuda”) 100% of the issued and outstanding capital stock of e-TeleQuote and its subsidiaries for consideration of (i) approximately $350 million in cash, (ii) replacement of e-TeleQuote’s debt as of the closing date of $146 million with intercompany funding provided by the Parent Company, (iii) a $15 million majority shareholder note and (iv) common shares of Primerica Health constituting 20% of the total issued and outstanding shares of capital stock of Primerica Health that were issued to Etelequote Bermuda’s minority shareholders, most of which included or were beneficially owned by e-TeleQuote’s management (“noncontrolling equity holders”). The cash consideration provided was subsequently reduced by $3.9 million as a result of the final purchase price agreed upon with the sellers following finalization of the closing statement.

In connection with the Company’s acquisition of 80% of e-TeleQuote on July 1, 2021 (the “Acquisition Date”), the Company entered into a Shareholders’ Agreement with the noncontrolling equity holders of Primerica Health. Under the terms of the Shareholders’ Agreement, the Company agreed to purchase, and the noncontrolling equity holders agreed to sell, the remaining 20% stake over a period of up to four years through a series of call and put rights. The Shareholders’ Agreement provided for the purchase of the noncontrolling equity holders’ equity interests in Primerica Health at a contractually defined Formulaic Price, which was based on a discounted calculation of selected peer company equity value multiples times the trailing twelve months of Adjusted EBITDA reduced by the balance of intercompany debt owed by e-TeleQuote to the Parent Company. Effective July 1, 2022, the Company executed its call option to acquire the remaining 20% of Primerica Health. The Formulaic Price calculation resulted in a purchase price of zero. As such, no further consideration was required to obtain the outstanding 20% stake in Primerica Health and the noncontrolling interest in the Company’s consolidated financial statements was redeemed.

The following table presents the preliminary purchase price allocation recorded in the Company’s consolidated balance sheets as of the Acquisition Date, adjustments made during the measurement period that ended June 30, 2022, and the final purchase price allocation:

	Preliminary Purchase Price Allocation	2021 Measurement Period Adjustments		2022 Measurement Period Adjustments	Revised Preliminary Purchase Price Allocation
	(In thousands)
Assets:
Cash and cash equivalent	$1,080	$-		$-	$1,080
Accounts receivables	692	(390)		-	302
Renewal commissions receivable	199,575	(46,128)		(11,863)	141,584
Other assets	15,705	-		-	15,705
Intangible assets	162,000	(6,000)		-	156,000
Goodwill	224,180	30,974		8,553	263,707
Total assets	$603,232	$(21,544)		$(3,310)	$578,378

Liabilities:
Accounts payable and accrued expenses	8,785	(4,195)	(1)	-	4,590
Deferred tax liability	65,425	(13,482)		(3,310)	48,633
Other liabilities	10,046	-		-	10,046
Total liabilities	84,256	(17,677)		(3,310)	63,269
Net assets acquired	$518,976	$(3,867)		$-	$515,109

Temporary Stockholders' Equity:
Redeemable noncontrolling interests	$8,437	$-		$-	$8,437
Total temporary stockholders' equity	$8,437	$-		$-	$8,437
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

Goodwill is calculated as the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed. The amount of goodwill calculated as of the Acquisition Date determined by the final purchase price allocation was $263.7 million. The goodwill created in the acquisition is not deductible for tax purposes. Refer to Note 22 (Goodwill) for more information regarding the valuation of goodwill.

Transaction costs related to the e-TeleQuote acquisition included within Other operating expenses on the consolidated statements of income was $(2.0) million and $12.9 million for the years ended December 31, 2022 and 2021, respectively. There were no transaction costs related to the e-TeleQuote acquisition recorded for the year ended December 31, 2023.

The following unaudited pro forma consolidated financial information combines the audited results of the Company for the year ended December 31, 2021 and the unaudited results of e-TeleQuote for the year ended December 31, 2021, and assumes that the Acquisition, which closed on July 1, 2021, was completed on January 1, 2021 (the first day of fiscal year 2021). The pro forma consolidated financial information has been calculated after applying adjustments for amortization expense of acquired intangible assets and the consequential tax effect. These pro forma results have been prepared for comparative purpose only and do not purport to be indicative of the operating results of the Company that would have been achieved had the e-TeleQuote acquisition actually taken place on January 1, 2021.

Year ended December 31, 2021
(in thousands)
Revenue	$2,774,991
Net income (loss)	361,783

(22) Goodwill

The rollforward of goodwill recognized by the Company in its Senior Health reporting unit was as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Goodwill
	(In thousands)
Balance as of December 31, 2020	$-	$-	$-
Goodwill acquired	255,154	-	255,154
Impairment recognized	-	(76,000)	(76,000)
Balance as of December 31, 2021	$255,154	$(76,000)	$179,154
Measurement period adjustment	8,553	-	8,553
Impairment recognized	-	(60,000)	(60,000)
Balance as of December 31, 2022	$263,707	$(136,000)	$127,707
Impairment recognized	-	-	-
Balance as of December 31, 2023	$263,707	$(136,000)	$127,707

As of December 31, 2021, we identified events and circumstances that suggested it was more likely than not that the fair value of the Senior Health reporting unit was not greater than its carrying value. These events and circumstances consisted of various factors, including recent financial performance, elevated industry-wide policy churn, and declines in the market value of publicly traded peers. As a result, the Company performed a quantitative impairment analysis using a combination of the income and market approaches. We utilized an income approach by preparing a discounted cash flow analysis to determine the reporting unit’s fair value. The discounted cash flow analysis included key assumptions such as the weighted average cost of capital (“WACC”), long-term growth rate and projected operating results such as approved policies, LTV’s, contract acquisition costs, operating expenses, collections of renewal commissions receivable, and utilization of net operating losses for income tax purposes. We utilized a market approach by deriving the reporting unit’s fair value applying publicly-traded peer company trading multiples to forward looking operating results. We then weighted each approach to determine the reporting unit’s fair value placing greater emphasis on the income approach as we believe management’s expectations of the cash flow generated by the reporting unit were more relevant in determining fair value given the limitations in the creditability of available peer company data. The measurement of the reporting unit’s fair value as of

December 31, 2021 was classified as a level 3 fair value measurement given significance of the unobservable inputs such as forecasted operating results, discount rates, normalized peer company operating information and weights assigned to each approach that are used in determining the fair value. After the fair value of the reporting unit was determined, the Company calculated its carrying value by taking the reporting unit’s assets minus its liabilities. The carrying value of the reporting unit was then compared to its fair value to determine the goodwill impairment recognized as of December 31, 2021.

During the annual impairment test as of July 1, 2022, the Company performed a quantitative impairment analysis using the income approach by preparing a discounted cash flow analysis to determine the reporting unit’s fair value. The discounted cash flow analysis included key assumptions such as the WACC, long-term growth rate and projected operating results such as approved policies, lifetime value of commissions, contract acquisition costs, operating expenses, collections of renewal commissions receivable, and utilization of net operating losses for income tax purposes. We did not utilize a market approach as part of the quantitative impairment analysis as of July 1, 2022 as we identified a lack of credibility in the available peer company data at that time and believed management’s expectations of the cash flow generated by the reporting unit were more relevant in determining the fair value. The measurement of the reporting unit’s fair value as of July 1, 2022 was classified as a Level 3 fair value measurement given the significance of the unobservable inputs such as forecasted operating results and discount rates.

After the fair value of the reporting unit was determined, the Company calculated its carrying value by taking the reporting unit’s assets minus its liabilities. The carrying value of the reporting unit was then compared to its fair value to determine the goodwill impairment recognized as of July 1, 2022. The decline of the Senior Health reporting unit’s fair value below its carrying value as of July 1, 2022 that led to the impairment recognized in 2022 was primarily driven by an increase in the market-based WACC used to discount the forecasted cash flows at that time. The increase in the WACC as of July 1, 2022 was driven by increases in the equity market risk premium and higher interest rates.

During the annual impairment test as of July 1, 2023, the Company performed a quantitative impairment analysis using the income approach by preparing a discounted cash flow analysis to determine the reporting unit’s fair value. The discounted cash flow analysis included key assumptions such as the WACC, long-term growth rate and projected operating results such as approved policies, lifetime value of commissions, contract acquisition costs, operating expenses, collections of renewal commissions receivable, and utilization of net operating losses for income tax purposes. Similar to 2022, we did not utilize a market approach as part of the quantitative impairment analysis as of July 1, 2023 as we identified a lack of credibility in the available peer company data at that time and management’s assessment that its expectations of the cash flow generated by the reporting unit were more relevant in determining the fair value. The measurement of the reporting unit’s fair value as of July 1, 2023 was classified as a Level 3 fair value measurement given the significance of the unobservable inputs such as forecasted operating results and discount rates. After the fair value of the reporting unit was determined, the Company calculated its carrying value by taking the reporting unit’s assets minus its liabilities. The carrying value of the reporting unit was then compared to its fair value and no impairment was determined as its fair value exceeded its carrying value as of July 1, 2023.

The goodwill impairment charges recognized in 2022 and 2021 did not impact the Company’s income tax expense as the goodwill acquired from the e-TeleQuote acquisition does not have any tax basis. The determination of whether the carrying value of the reporting unit exceeds its fair value involves a high degree of estimation and can be affected by a number of industry and company-specific risk factors that are subject to change over time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2023 and 2022.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Primerica, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I, II, III and IV (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia

February 28, 2024

ITEM 9B. OTHER INFORMATION.

Trading Plans

During the quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except for the following:

•
On November 24, 2023, Peter Schneider, the Company’s President, terminated a Rule 10b5-1 trading arrangement that was adopted on May 12, 2023 and provided for the sale of an aggregate of up to 14,000 shares of the Company’s common stock between August 28, 2023 and June 4, 2024.
•
On December 11, 2023, Peter Schneider, the Company’s President, adopted a Rule 10b5-1 trading arrangement that provides for the sale of an aggregate of up to 6,000 shares of the Company’s common stock between March 15, 2024 and December 2, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K and as described below, portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders to be held on May 8, 2024 (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2023, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.

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

We have adopted Corporate Governance Guidelines. The Corporate Governance Guidelines and the charters of our Board committees are available in the corporate governance subsection of the investor relations section of our website, www.primerica.com, and are also available in print upon written request to the Corporate Secretary, Primerica, Inc., 1 Primerica Parkway, Duluth, GA 30099.

Item 10. Directors, Executive Officers and Corporate Governance.

For a list of executive officers, see “Part I, Item X. Information About Our Executive Officers and Certain Significant Employees”, included elsewhere in this report.

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

Except for the information above and the information set forth in “Part I, Item X. Information About Our Executive Officers and Certain Significant Employees”, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•
Matters to be Voted on — Proposal 1: Election of Directors;
•
Governance — Director Independence;
•
Governance — Sustainability Matters – Our Corporate Culture;
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

•
Board of Directors — Board Committees — Compensation Committee;
•
Board of Directors — Director Compensation; and
•
Executive Compensation (excluding the information under the subheading Pay Versus Performance (PVP)).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. 2020 Omnibus Incentive Plan was approved by our stockholders in May 2020. The Primerica, Inc. Stock Purchase Plan for Agents and Employees

was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Second Amended and Restated 2020 Omnibus Incentive Plan	237,095	(1)	$-	(2)	1,252,002	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	-		-		1,646,243	(4)
Total	237,095		$-		2,898,245
Equity compensation plans not approved by stockholders	n/a		n/a		n/a

(1)
Consists of 171,636 shares of our common stock to be issued in connection with unvested restricted stock units. Also includes 65,459 shares of our common stock to be issued to certain executive officers in connection with outstanding performance stock units if the Company achieves the targeted level of performance specified in the award agreement over a three-year period. Based on the actual ROAE and EPS growth (if applicable) achieved within the three-year performance period ended December 31, 2023, recipients of the 2021 PSU awards will receive 15,398 shares of our common stock compared with the targeted 21,845 shares on the vesting date of March 1, 2024. See Note 13 (Stockholders' Equity) and Note 15 (Share-Based Transactions) to our consolidated financial statements included elsewhere in this report for more information on the equity awards outstanding.
(2)
At December 31, 2023, there were no outstanding stock options under our equity compensation plans.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. FINANCIAL STATEMENTS

Included in Part II, Item 8, of this report:

Primerica, Inc.:

2. FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:

Schedule I — Consolidated Summary of Investments — Other than Investments in Related Parties as of December 31, 2023	135
Schedule II — Condensed Financial Information of Registrant as of December 31, 2023 and 2022, and for each of the years in the three-year period ended December 31, 2023	136
Schedule III — Supplementary Insurance Information as of December 31, 2023 and 2022 and for each of the years in the three-year period ended December 31, 2023	142
Schedule IV — Reinsurance for each of the years in the three-year period ended December 31, 2023	143

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

Exhibit Number	Description	Reference
2.1	Share Purchase Agreement, dated as of April 18, 2021, by and among the Registrant, Primerica Newco, Inc., ETeleQuote Limited, the Selling Shareholders named therein, and Fortis Advisors, LLC	Incorporated by reference to Exhibit 2.1 to Primerica’s Current Report on Form 8-K filed April 19, 2021 (Commission File No. 001-34680).

2.2	Amendment to Share Purchase Agreement dated as of June 30, 2021, between the Registrant, Primerica Newco, Inc., ETeleQuote Limited, the Selling Shareholders named therein, and Fortis Advisors, LLC	Incorporated by reference to Exhibit 2.2 to Primerica’s Current Report on Form 8-K filed July 1, 2021 (Commission File No. 001-34680)
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34680).
3.2	Third Amended and Restated By-laws of Primerica, Inc.	Incorporated by reference to Exhibit 3.1 to Primerica’s Current Report on Form 8-K filed March 3, 2023 (Commission File No. 001-34680).
4.1	Indenture, dated July 16, 2012, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.3	Second Supplemental Indenture, dated as of November 19, 2021, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.4	Form of 2.800% Senior Notes due 2031 (No. R-1)	Incorporated by reference to Exhibit 4.3 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.5	Form of 2.800% Senior Notes due 2031 (No. R-2)	Incorporated by reference to Exhibit 4.4 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.6	Description of Registrant's Securities	Incorporated by reference to Exhibit 4.4 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 filed March 1, 2021 (Commission File No. 001-34680).
10.1	Amended and Restated Credit Agreement, dated as of June 22, 2021 between the Registrant, the Lenders referred to therein, and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 to Primerica’s Current Report on Form 8-K filed June 24, 2021 (Commission File No. 001-34680).
10.2	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001- 34680).
10.3	10% Coinsurance Agreement dated March 31, 2010 between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.4	Amendment No. 1 dated as of October 5, 2015 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.29 to Primerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 001-34680).
10.5	Amendment No. 2 dated as of January 25, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.1 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.6	Amendment No. 3 dated as of March 31, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.2 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.7	Assignment, Transfer and Novation Agreement dated as of June 23, 2022 between Primerica Life Insurance Company, Pecan Re and Swiss Re Life and Health America Inc.	Incorporated by reference to Exhibit 10.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).
10.8	Second Amended and Restated 80% Coinsurance Agreement dated as of June 23, 2022 between Primerica Life Insurance Company and Swiss Re Life and Health America Inc.	Incorporated by reference to Exhibit 10.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).

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
10.20	Coinsurance Agreement Novation Amendment dated as of December 15, 2016 among Primerica Life Insurance Company of Canada, Munich Re Life Insurance Company of Vermont and Munich Re of Malta P.L.C.	Incorporated by reference to Exhibit 10.19 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.21	Coinsurance Amending Agreement dated as of January 1, 2018 among Primerica Life Insurance Company of Canada and Munich Re of Malta P.L.C.	Incorporated by reference to Exhibit 10.20 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.22	Monitoring and Reporting Agreement dated as of March 31, 2016 by and among Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.21 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.23*	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).

10.24*	Primerica, Inc. 2020 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to Primerica’s Registration Statement on Form S-8 filed (Commission File No. 333-238268)
10.25*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2021 awards).	Incorporated by reference to Exhibit 10.26 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2021 filed March 1, 2022 (Commission File No. 001-34680).
10.26*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2022 awards).	Incorporated by reference to Exhibit 10.27 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 28, 2023 (Commission File No. 333-238268).
10.27*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2023 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.28*	Form of U.S. Employee Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2021 awards)	Incorporated by reference to Exhibit 10.29 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 001-34680).
10.29*	Form of U.S. Employee Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2022 awards)	Incorporated by reference to Exhibit 10.30 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 28, 2023 (Commission File No. 333-238268)
10.30*	Form of Executive Team Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2023 ET awards)	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.31*	Executive Team Restricted Stock Unit Award Agreement, dated as of October 16, 2023, between Primerica, Inc. and Ms. Tracy X. Tan.	Incorporated by reference to Exhibit 10.2 to Primerica’s Current Report on Form 8-K filed on September 14, 2023 (Commission File No. 001-34680).
10.32*	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2023 awards)	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.33*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica's Registration Statement on Form S-1 (File No. 333-162918).
10.34	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.4 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.35*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.5 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.36*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 10.30 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.37*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 99.6 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.38*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Ms. Alison S. Rand.	Incorporated by reference to Exhibit 10.32 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.39*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.7 to Primerica's Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.40*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 10.34 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).

10.41*	Employment Agreement, dated as of September 13, 2023, between Primerica, Inc. and Ms. Tracy X. Tan.	Incorporated by reference to Exhibit 10.1 to Primerica’s Current Report on Form 8-K filed on September 14, 2023 (Commission File No. 001-34680).
10.42*	Nonemployee Directors' Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Primerica's Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
21.1	Subsidiaries of the Registrant.	Filed with the Securities and Exchange Commission as part of this Annual Report.
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Tracy X. Tan, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Glenn J. Williams, Chief Executive Officer, and Tracy X. Tan, Executive Vice President and Chief Financial Officer.

Filed with the Securities and Exchange Commission as part of this Annual Report.
97.1	Incentive Compensation Recovery Policy	Filed with the Securities and Exchange Commission as part of this Annual Report.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Identifies a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules.

Schedule I

Consolidated Summary of Investments — Other Than Investments in Related Parties

PRIMERICA, INC.

	December 31, 2023
Type of Investment	Cost	Fair value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds(1):
United States government and government agencies and authorities	$103,508	$99,937	$99,937
States, municipalities, and political subdivisions	145,779	131,989	131,989
Foreign governments	170,354	163,382	163,382
All other corporate bonds(1)	3,916,511	3,673,307	3,725,395
Certificates of deposit	176	176	176
Redeemable preferred stocks	4,247	3,951	3,951
Total fixed maturities	4,340,575	4,072,742	4,124,830

Equity securities:
Common stocks:
Public utilities	6,469	8,173	8,173
Banks, trusts and insurance companies	14,127	13,702	13,702
Industrial, miscellaneous and all other	4,672	6,831	6,831
Nonredeemable preferred stocks	1,838	974	974
Total equity securities	27,106	29,680	29,680
Policy loans and other invested assets	51,175	51,175	51,175
Short-term investments	276	276	276
Total investments	$4,419,132	$4,153,873	$4,205,961

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

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Balance Sheets

	December 31,
	2023	2022
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $154,983 in 2023 and $112,052 in 2022)	$152,000	$107,538
Short-term investments available-for-sale, at fair value (amortized cost: $39,270 in 2022)	-	39,285
Equity securities, at fair value (historical cost: $2,517 in 2022)	-	2,572
Other investments	725	-
Total investments	152,725	149,395
Cash and cash equivalents	229,143	157,462
Due from affiliates*	4,590	9,825
Other receivables	1,345	785
Income tax receivable	8,334	493
Deferred income taxes	5,168	6,902
Investment in subsidiaries*	2,268,581	2,304,064
Other assets	945	946
Total assets	$2,670,831	$2,629,872

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$593,709	$592,905
Deferred income taxes	4,694	2,434
Interest payable	1,913	1,913
Other liabilities	4,548	1,366
Commitments and contingent liabilities (see Note G)
Total liabilities	604,864	598,618

Temporary Stockholders' Equity
Redeemable noncontrolling interests in consolidated entities	-	-
Permanent Stockholders' Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 in 2023 and 2022; issued and outstanding 34,996 shares in 2023 and 36,824 shares in 2022)	350	368
Paid-in capital	-	-
Retained earnings	2,276,946	2,153,617
Accumulated other comprehensive income, net of income tax	(211,329)	(122,731)
Total permanent stockholders’ equity	2,065,967	2,031,254
Total liabilities and temporary and permanent stockholders’ equity	$2,670,831	$2,629,872

* Eliminated in consolidation.

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance effective January 1, 2023.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Income

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Revenues:
Dividends from subsidiaries*	$555,578	$450,929	$387,355
Net investment income	12,730	3,916	1,503
Realized investment gains (losses)	84	872	115
Other investment gains (losses)	235	(519)	259
Investment gains (losses), including credit losses	319	353	374
Total revenues	568,627	455,198	389,232
Expenses:
Interest expense, net	18,041	11,066	15,675
Loss on extinguishment of debt	-	-	8,927
Other operating expenses	14,961	13,358	26,421
Total expenses	33,002	24,424	51,023
Income before income taxes	535,625	430,774	338,209
Income taxes	(2,840)	(1,504)	(5,786)
Income before equity in undistributed earnings of subsidiaries	538,465	432,278	343,995
Equity in undistributed earnings of subsidiaries*	38,136	39,790	133,367
Net income	$576,601	$472,068	$477,362

* Eliminated in consolidation.

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance effective January 1, 2023.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$576,601	$472,068	$477,362
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	69,663	(299,847)	(63,089)
Change in unrealized holding gains (losses) on investment securities	1,600	(5,201)	(1,483)
Reclassification adjustment for realized investment (gains) losses included in net income	(84)	(872)	(115)
Equity in effect of change in discount rate assumptions on the liability for future policy benefit of subsidiaries	(169,502)	1,368,596	272,442
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains (losses) of subsidiaries	10,044	(20,826)	6,969
Total other comprehensive income (loss) before income taxes	(88,279)	1,041,850	214,724
Income tax expense (benefit) related to items of other comprehensive income (loss)	319	(1,275)	(336)
Other comprehensive income (loss), net of income taxes	(88,598)	1,043,125	215,060
Total comprehensive income	$488,003	$1,515,193	$692,422

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance effective January 1, 2023.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Cash Flows

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$576,601	$472,068	$477,362
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries* (1)	(108,798)	(69,096)	(104,288)
Deferred tax provision	5,496	2,800	(3,751)
Change in income taxes	5,840	3,837	(1,696)
Investment (gains) losses	(319)	(353)	(374)
Accretion and amortization of investments	(2,201)	205	1,448
Share-based compensation	1,195	1,592	1,559
Change in due to/from affiliates* (2)	5,235	4,458	(34,886)
Trading securities sold, matured, or called (acquired), net	-	-	-
Change in other operating assets and liabilities, net	1,334	1,967	(9,519)
Loss on extinguishment of debt	-	-	8,927
Net cash provided by (used in) operating activities	484,383	417,478	334,782

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed maturity securities — sold	-	409	-
Fixed-maturity securities — matured or called	93,092	94,960	91,710
Short-term investments —sold	-	-	50,065
Short-term investments — matured or called	60,008	85,302	40,000
Equity securities — sold	3,051	16	718
Available-for-sale investments acquired:
Fixed-maturity securities(1)	(53,539)	(57,762)	(84,564)
Short-term investments	(19,496)	(39,090)	(176,125)
Equity securities acquired	(236)	(7)	(1,155)
Purchase of business, net of cash acquired	-	3,867	(494,459)
Other investing activities	(16,226)	-	-
Net cash provided by (used in) investing activities	66,654	87,695	(573,810)

Cash flows from financing activities:
Dividends paid	(93,715)	(83,783)	(74,636)
Common stock repurchased	(375,062)	(356,306)	(18,751)
Proceeds from revolving credit facility	-	-	125,000
Repayment of revolving credit facility	-	-	(125,000)
Proceeds from issuance of debt	-	-	597,300
Debt issuance costs	-	-	(5,332)
Repayment of debt	-	-	(383,691)
Tax withholdings on share-based compensation	(10,579)	(5,135)	(6,652)
Net cash provided by (used in) financing activities	(479,356)	(445,224)	108,238
Change in cash and cash equivalents	71,681	59,949	(130,790)
Cash and cash equivalents, beginning of period	157,462	97,513	228,303
Cash and cash equivalents, end of period	$229,143	$157,462	$97,513

Supplement disclosures:
Interest paid	$17,053	$17,053	$20,150

* Eliminated in consolidation.

(1)
Does not include $81.4 million and $41.3 million of fixed-maturity securities transferred from subsidiaries in the form of noncash dividend for the years ended December 31, 2023 and 2022, respectively. There were no fixed-maturity securities transferred from subsidiaries in the form of noncash dividends for the year ended December 31, 2021.
(2)
Does not include $170.5 million reduction in due from affiliates for the conversion of a subsidiary note to an equity contribution in that subsidiary during the year ended December 31, 2022.

Prior year amounts related to long-duration insurance contracts have been adjusted for the adoption of accounting guidance effective January 1, 2023.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Notes to Condensed Financial Statements

(A) Description of Business

Primerica, Inc. (“we”, “us” or the “Company”) is a holding company with our primary asset being the capital stock of our wholly owned operating subsidiaries, and our primary liability being $600.0 million in principal amount of senior unsecured notes issued in a public offering in 2021 (the “Senior Notes”). Our subsidiaries assist clients in meeting their needs for term life insurance, which our insurance subsidiaries underwrite, and mutual funds, annuities, managed investments and other financial products, which our subsidiaries distribute primarily on behalf of third parties. We acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”) through our subsidiary, Primerica Health, Inc. on July 1, 2021 and the remaining 20% of e-TeleQuote on July 1, 2022. e-TeleQuote markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare beneficiaries through its licensed health insurance agents. Our primary subsidiaries include the following entities: Primerica Financial Services, LLC, a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; PFS Investments Inc., an investment products company and broker-dealer; and Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada and PFSL Investments Canada Ltd. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company, a New York insurance company. In addition, we established Vidalia Re, Inc. (“Vidalia Re”) as a special purpose financial captive insurance company domiciled in Vermont and a wholly owned subsidiary of Primerica Life.

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

(C) Summary of Significant Accounting Policies

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update changed accounting guidance for insurance companies that issue long-duration contracts, such as term life insurance and segregated funds products. The Company adopted ASU 2018-12 on January 1, 2023 through the modified retrospective method, recording adjustments effective as of January 1, 2021. Although the Company itself does not have any insurance contracts in scope of ASU 2018-12, the standard affects its subsidiaries such that there are resulting adjustments to the Company's equity in undistributed earnings of subsidiaries for prior periods on the condensed statements of income, equity in effect of change in discount rate assumptions on the liability for future policy benefits of subsidiaries on the condensed statements of comprehensive income, and related changes to investment in subsidiaries, retained earnings, and accumulated other comprehensive income ("AOCI") on the condensed balance sheets. The impact of LDTI on the Company’s balance sheet as of December 31, 2022 as previously reported before the adoption of LDTI (“Previously Reported”) was an increase to investment in subsidiaries of $309.8 million, an increase in retained earnings of $180.2 million, and an increase in AOCI of $129.5 million. The impact of LDTI on the Company’s Previously Reported statements of income for the years ended December 31, 2022 and 2021 was an increase in equity in undistributed earnings of subsidiaries of $99.1 million and $104.0 million, respectively.

(D) Notes Payable

Notes Payable. As of December 31, 2023, we had $600.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in November 2021 at a price of 99.55% of the principal amount with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19, and are scheduled to mature on November 19, 2031. As of December 31, 2023, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2023.

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

(E) Revolving Credit Facility

On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Adjusted Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the year ended December 31, 2023, no amounts were drawn under the Revolving Credit Facility. As of December 31, 2023, we were in compliance with the covenants of the Revolving Credit Facility. Furthermore, no events of default occurred under the Revolving Credit Facility during the year ended December 31, 2023.

(F) Dividends

For the years ended December 31, 2023, 2022, and 2021, the Company received dividends from our non-life insurance subsidiaries of $203.2 million, $173.0 million, and $217.1 million, respectively. For the years ended December 31, 2023, 2022, and 2021, the Company received dividends from our life insurance subsidiaries of $352.3 million, $277.9 million, and $170.2 million, respectively.

(G) Commitments and Contingent Liabilities

Vidalia Re has entered into a coinsurance agreement with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Vidalia Re. In conjunction with the coinsurance agreement, we have a capital maintenance agreement with Vidalia Re. The capital maintenance agreement may require us at times to make capital contributions to Vidalia Re to ensure that its regulatory account, as defined in the coinsurance agreement with Primerica Life, will not be less than $20.0 million for the financial captive insurance company. The regulatory account will only be used to satisfy obligations under its coinsurance agreement after all other available assets have been used, including its held-to-maturity security ultimately guaranteed by Hannover Life Reassurance Company of America. As of December 31, 2023, Primerica Life also had a coinsurance agreement with Peach Re, Inc. (“Peach Re”), a special purpose financial captive insurance company domiciled in Vermont and a wholly owned subsidiary of Primerica Life, which included a capital maintenance agreement that could have required us to make capital contributions to Peach Re to ensure that a regulatory account held by Peach Re would not be less than $20.0 million. The coinsurance agreement with Peach Re was terminated effective January 2, 2024 when Primerica Life recaptured the block of business reinsured under the coinsurance agreement and our guarantee to support Peach Re’s regulatory account will not be utilized.

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

Schedule III

Supplementary Insurance Information

PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned and advance premiums	Policy claims and other benefits payable	Separate account liabilities
	(In thousands)
December 31, 2023
Term Life Insurance	$3,366,280	$6,531,082	$14,533	$503,788	$-
Investment and Savings Products	63,029	-	-	-	2,395,819
Senior Health	-	-	-	-	-
Corporate and Other Distributed Products	17,925	210,943	343	10,015	23
Total	$3,447,234	$6,742,025	$14,876	$513,803	$2,395,842

December 31, 2022
Term Life Insurance	$3,106,147	$6,089,861	$14,992	$525,877	$-
Investment and Savings Products	62,341	-	-	-	2,305,688
Senior Health	-	-	-	-	-
Corporate and Other Distributed Products	20,014	208,045	430	12,373	29
Total	$3,188,502	$6,297,906	$15,422	$538,250	$2,305,717

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
	(In thousands)
Year ended December 31, 2023
Term Life Insurance	$1,644,756	$-	$622,084	$268,803	$249,991	$-
Investment and Savings Products	-	-	-	5,479	616,960	-
Senior Health	-	-	-	-	87,242	-
Corporate and Other Distributed Products	15,558	135,837	20,895	1,534	191,023	557
Total	$1,660,314	$135,837	$642,979	$275,816	$1,145,216	$557

Year ended December 31, 2022
Term Life Insurance	$1,585,646	$-	$619,997	$254,875	$246,685	$-
Investment and Savings Products	-	-	-	5,581	611,961	-
Senior Health	-	-	-	-	161,355	-
Corporate and Other Distributed Products	14,582	93,065	12,406	1,173	186,117	602
Total	$1,600,228	$93,065	$632,403	$261,629	$1,206,118	$602

Year ended December 31, 2021
Term Life Insurance	$1,490,230	$-	$589,958	$231,380	$216,630	$-
Investment and Savings Products	-	-	-	5,511	658,594	-
Senior Health	-	-	-	-	145,490	-
Corporate and Other Distributed Products	15,654	80,588	12,049	1,379	205,212	670
Total	$1,505,884	$80,588	$602,007	$238,270	$1,225,926	$670

See the report of independent registered public accounting firm.

Schedule IV

Reinsurance

PRIMERICA, INC.

	Year ended December 31, 2023
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$946,756,416	$810,145,801	$-	$136,610,615	—%

Premiums:
Life insurance	$3,311,541	$1,651,811	$-	$1,659,730	—%
Accident and health insurance	584	-	-	584	—%
Total premiums	$3,312,125	$1,651,811	$-	$1,660,314	—%

	Year ended December 31, 2022
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$919,081,738	$787,907,229	$-	$131,174,509	—%

Premiums:
Life insurance	$3,229,229	$1,629,634	$-	$1,599,595	—%
Accident and health insurance	891	258	-	633	—%
Total premiums	$3,230,120	$1,629,892	$-	$1,600,228	—%

	Year ended December 31, 2021
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$905,819,671	$777,826,233	$-	$127,993,438	—%

Premiums:
Life insurance	$3,121,167	$1,615,966	$-	$1,505,201	—%
Accident and health insurance	981	298	-	683	—%
Total premiums	$3,122,148	$1,616,264	$-	$1,505,884	—%

See the report of independent registered public accounting firm.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Tracy X. Tan	February 28, 2024
Tracy X. Tan
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board	February 28, 2024
D. Richard Williams

/s/ Glenn J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2024
Glenn J. Williams

/s/ Tracy X. Tan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Tracy X. Tan

/s/ Nicholas A. Jendusa	Executive Vice President and Controller (Principal Accounting Officer)	February 28, 2024

Nicholas A. Jendusa

/s/ John A. Addison, Jr.	Director	February 28, 2024
John A. Addison, Jr.

/s/ Joel M. Babbit	Director	February 28, 2024
Joel M. Babbit

/s/ Amber L. Cottle	Director	February 28, 2024
Amber L. Cottle

/s/ Gary L. Crittenden	Director	February 28, 2024
Gary L. Crittenden

/s/ Cynthia N. Day	Director	February 28, 2024
Cynthia N. Day

/s/ Sanjeev Dheer	Director	February 28, 2024
Sanjeev Dheer

/s/ Beatriz R. Perez	Director	February 28, 2024
Beatriz R. Perez

/s/ Darryl L. Wilson	Director	February 28, 2024
Darryl L. Wilson

/s/ Barbara A. Yastine	Director	February 28, 2024
Barbara A. Yastine